Form 10-K/A
period 2016-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2017-04-27
CIK 5272

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant’s most recently completed second fiscal quarter) was approximately $57,263,000,000.

As of February 13, 2017, there were outstanding 979,560,020 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this Amendment) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the 2016 Annual Report on Form 10-K) originally filed on February 23, 2016 (the Original Filing) by American International Group, Inc., a Delaware corporation (AIG, the Company, we, or us). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016.

Except as stated herein, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and, other than the information provided in Parts III and IV hereof, we have not updated the disclosures contained in the Original Filing to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

AMERICAN INTERNATIONAL GROUP, INC.

AMENDMENT NO. 1 TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

Form 10-K/A

ITEM 10 | Directors, Executive Officers and Corporate Governance | AIG

Part III

ITEM 10 | Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

AIG’s Board of Directors currently consists of sixteen directors. All directors serve a one-year term. We are asking our shareholders to elect thirteen directors at our 2017 Annual Meeting of Shareholders to be held on June 28, 2017, to hold office until the next annual election and until their successors are duly elected and qualified or their earlier resignation. Messrs. George L. Miles, Jr. and Robert S. Miller are retiring from the Board this year after reaching the age of 75, which is the general director retirement age guideline under our Corporate Governance Guidelines. Following discussions with Mr. John A. Paulson, the Nominating and Corporate Governance Committee determined not to nominate him for re-election as a director this year due to his other time commitments.

Mr. Samuel J. Merksamer was recommended for nomination in 2016 as a director pursuant to that certain Nomination Agreement (the Nomination Agreement), dated February 11, 2016, by and between AIG and each of High River Limited Partnership, Icahn Partners Master Fund LP, Icahn Partners LP and Carl C. Icahn (collectively, the Icahn Parties). The Board of Directors has decided to re-nominate Mr. Merksamer to the Board and therefore, under the Nomination Agreement, AIG is obligated to use commercially reasonable efforts to cause his re-election. As long as Mr. Merksamer serves on AIG’s Board, the Nomination Agreement requires the Icahn Parties to adhere to certain standstill obligations and to vote the shares of AIG’s common stock, par value $2.50 per share (AIG Common Stock) they beneficially own for each of the thirteen director nominees. See AIG’s Current Report on Form 8-K filed on February 11, 2016 for further information regarding the Nomination Agreement, including a copy of the Nomination Agreement.

As previously announced, under AIG’s transition agreement with Mr. Peter D. Hancock, Mr. Hancock will continue to serve as President and Chief Executive Officer and as a director until his successor as Chief Executive Officer has been appointed or, if earlier, December 31, 2017. Mr. Hancock’s resignation from the Board will be effective upon the occurrence of the first of these two events. Mr. Hancock will provide the Board with management’s insight into AIG’s strategic objectives and will play an important role in our management transition plan.

Below are biographies of each of the nominees for director, including the principal occupation or affiliation and public company directorships held by each nominee during the past five years. The nominees as a group have extensive direct experience in the oversight of public companies as a result of their service on AIG’s Board and/or the boards of other public companies and/or as a result of their involvement in the other organizations described below.

W. DON CORNWELL Director since 2011	Former Chairman of the Board and Chief Executive Officer of Granite Broadcasting Corporation Age 69

Mr. Cornwell is the former Chairman of the Board and Chief Executive Officer of Granite Broadcasting Corporation, serving from 1988 until his retirement in August 2009, and Vice Chairman until December 2009. Mr. Cornwell spent 17 years at Goldman, Sachs & Co. where he served as Chief Operating Officer of the Corporate Finance Department from 1980 to 1988 and Vice President of the Investment Banking Division from 1976 to 1988. Mr. Cornwell is currently a director of Avon Products, Inc., where he is Lead Director, Chairman of the Finance Committee and a member of the Audit Committee and Nominating and Corporate Governance Committee, and Pfizer Inc., where he is a member of the Audit, Compensation, Regulatory and Compliance, and Science and Technology Committees. In light of Mr. Cornwell’s experience in finance and strategic business transformations, as well as his professional experience across the financial services industry, AIG’s Board has concluded that Mr. Cornwell should be re-elected to the Board.

AIG | 2016 Form 10-K/A 1

ITEM 10 | Directors, Executive Officers and Corporate Governance | AIG

PETER R. FISHER Director since 2014

Senior Fellow at the Center for Business, Government and Society, and Senior Lecturer, at the Tuck School of Business at Dartmouth College; Former Head of Fixed Income Portfolio Management of BlackRock, Inc.

Age 60

Mr. Fisher is a Senior Fellow at the Center for Business, Government and Society, and also a Senior Lecturer, at the Tuck School of Business at Dartmouth College, positions he has held since July 2013. Mr. Fisher is also a director of KCG Holdings, Inc., where he is Chair of the Nominating and Corporate Governance Committee and serves on the Compensation Committee. Mr. Fisher previously served as an officer of BlackRock, Inc. and certain of its subsidiaries (BlackRock) from 2004 through 2013, as a Senior Managing Director (2010 to 2013) and a Managing Director (2004 to 2009). While at BlackRock, Mr. Fisher served as Head (2010 to 2013) and as Co-Head (2008 to 2009) of BlackRock’s Fixed Income Portfolio Management Group, overseeing portfolio managers responsible for more than $1 trillion of fixed income client accounts and funds, and as Chairman of BlackRock Asia (2005 to 2007). Mr. Fisher was a Senior Director of the BlackRock Investment Institute from March 2013 through July 2016, serving in such capacity as an independent consultant from January 2014 through July 2016. Prior to joining BlackRock in 2004, Mr. Fisher served as Under Secretary of the U.S. Department of the Treasury for Domestic Finance from 2001 to 2003, and, in that capacity, served on the board of the Securities Investor Protection Corporation, as a member of the Airline Transportation Stabilization Board and as the U.S. Treasury representative to the Pension Benefit Guaranty Corporation. From 2007 to 2013, Mr. Fisher was a non-executive director of the Financial Services Authority of the United Kingdom, where he was a member of the Risk Committee. Mr. Fisher also worked at the Federal Reserve Bank of New York from 1985 to 2001, ending his service there as an Executive Vice President and Manager of the System Open Market Account. In light of Mr. Fisher’s broad experience in asset management and government and his knowledge of the regulation of financial services companies, AIG’s Board has concluded that Mr. Fisher should be re-elected to the Board.

JOHN H. FITZPATRICK Director since 2011

Chairman of White Oak Global Advisors LLC; Former Secretary General of The Geneva Association; Former Chief Financial Officer, Head of the Life and Health Reinsurance Business Group and Head of Financial Services of Swiss Re

Age 60

Mr. Fitzpatrick has been Chairman of White Oak Global Advisors LLC, an asset management firm lending to small and medium-sized companies, since September 1, 2015, and Chairman of Oak Street Management Co., LLC, an insurance / management consulting company, and Oak Family Advisors, LLC, a registered investment advisor, since 2010. In May 2014, he completed a two-year term as Secretary General of The Geneva Association. From 2006 to 2010, Mr. Fitzpatrick was a partner at Pension Corporation and a director of Pension Insurance Corporation Ltd. From 1998 to 2006, he was a member of Swiss Re’s Executive Board Committee and served at Swiss Re as Chief Financial Officer, Head of the Life and Health Reinsurance Business Group and Head of Financial Services. From 1996 to 1998, Mr. Fitzpatrick was a partner in insurance private equity firms sponsored by Zurich Financial Services, Credit Suisse and Swiss Re. From 1990 to 1996, Mr. Fitzpatrick served as the Chief Financial Officer and a Director of Kemper Corporation, a NYSE-listed insurance and financial services organization where he started his career in corporate finance in 1978. Mr. Fitzpatrick is a Certified Public Accountant and a Chartered Financial Analyst. In light of Mr. Fitzpatrick’s broad experience in the insurance and reinsurance industry, as well as his professional experience in insurance policy and regulation, AIG’s Board has concluded that Mr. Fitzpatrick should be re-elected to the Board.

AIG | 2016 Form 10-K/A 2

ITEM 10 | Directors, Executive Officers and Corporate Governance | AIG

PETER D. HANCOCK Director since 2014	President and Chief Executive Officer, AIG Age 58

Mr. Hancock has been AIG’s President and Chief Executive Officer since September 2014, when he also joined the Board of Directors. Previously, he served as AIG’s Executive Vice President—Property and Casualty Insurance and joined AIG in February 2010 as Executive Vice President, Finance, Risk and Investments. From December 2008 to February 2010, Mr. Hancock served as Vice Chairman of KeyCorp, where he was responsible for Key National Banking. Previously, Mr. Hancock co-founded and served as President of Integrated Finance Limited, an advisory firm specializing in strategic risk management, asset management, and innovative pension solutions. Mr. Hancock also spent 20 years at J.P. Morgan, beginning in 1980, where he established the Global Derivatives Group, ran the Global Fixed Income business and Global Credit portfolio, and served as the firm’s Chief Financial Officer and Chief Risk Officer. As previously announced, Mr. Hancock will continue to serve as President and Chief Executive Officer and as a director until his successor as Chief Executive Officer has been appointed or, if earlier, December 31, 2017. On the basis that he will provide the Board with management’s insight into AIG’s strategic objectives, and in light of Mr. Hancock’s important role in our management transition plan, AIG’s Board has concluded that Mr. Hancock should be re-elected to the Board.

WILLIAM G. JURGENSEN Director since 2013	Former Chief Executive Officer of Nationwide Insurance Age 65

Mr. Jurgensen is the former Chief Executive Officer of Nationwide Mutual Insurance Company and Nationwide Financial Services, Inc., serving from May 2000 to February 2009. During this time, he also served as director and Chief Executive Officer of several other companies within the Nationwide enterprise. Prior to his time in the insurance industry, he spent 27 years in the commercial banking industry. Before joining Nationwide, Mr. Jurgensen was an Executive Vice President with BankOne Corporation (now a part of JPMorgan Chase & Co.) where he was responsible for corporate banking products, including capital markets, international banking and cash management. He managed the merger integration between First Chicago Corporation and NBD Bancorp, Inc. and later was Chief Executive Officer for First Card, First Chicago’s credit card subsidiary. At First Chicago, he was responsible for retail banking and began his career there as Chief Financial Officer in 1990. Mr. Jurgensen started his banking career at Norwest Corporation (now a part of Wells Fargo & Company) in 1973. The majority of Mr. Jurgensen’s career has involved capital markets, securities trading and investment activities, with the balance in corporate banking. Mr. Jurgensen has been a director of Lamb Weston Holdings, Inc. since 2016, where he serves as Lead Director and Chair of the Audit Committee. Mr. Jurgensen was a director of ConAgra Foods, Inc. from 2002 to 2016, where he served on the Audit, Human Resources and Nominating, Governance and Public Affairs Committees. He was also a director of The Scotts Miracle-Gro Company from 2009 to 2013, where he served on the Audit, Finance, and Governance and Nominating Committees. In light of Mr. Jurgensen’s experience in insurance, financial services and risk management, AIG’s Board has concluded that Mr. Jurgensen should be re-elected to the Board.

CHRISTOPHER S. LYNCH Director since 2009	Former National Partner in Charge of Financial Services, KPMG LLP Age 59

Mr. Lynch has been an independent consultant since 2007, providing a variety of services to public and privately held financial intermediaries, including corporate restructuring, risk management, strategy, governance, financial accounting and regulatory reporting, and troubled-asset management. Mr. Lynch is the former National Partner in Charge of KPMG LLP’s Financial Services Line of Business. He held a variety of positions with KPMG from 1979 to 2007, including chairing KPMG’s Americas Financial Services Leadership team and being a member of the Global Financial Services Leadership and the U.S. Industries Leadership teams. Mr. Lynch was an audit signing partner under Sarbanes-Oxley for some of KPMG’s largest financial services clients. He also served as a Partner in KPMG’s National Department of Professional Practice and as a Practice Fellow at the Financial Accounting Standards Board. Mr. Lynch is a member of the Advisory Board of the Stanford Institute for Economic Policy Research and a member of the National Audit Committee Chair Advisory Council of the National Association of Corporate Directors. Mr. Lynch is currently Non-Executive Chairman of the Federal Home Loan Mortgage Corporation, where he is also Chairman of the Executive Committee. In light of Mr. Lynch’s experience in finance, accounting and risk management and strategic business transformations, as well as his professional experience across the financial services industry, AIG’s Board has concluded that Mr. Lynch should be re-elected to the Board.

AIG | 2016 Form 10-K/A 3

ITEM 10 | Directors, Executive Officers and Corporate Governance | AIG

SAMUEL J. MERKSAMER Director since 2016	Former Managing Director of Icahn Capital LP Age 36

Mr. Merksamer is a former Managing Director of Icahn Capital LP, a subsidiary of Icahn Enterprises L.P., a diversified holding company engaged in multiple business segments, where he was employed from 2008 to 2016. Mr. Merksamer is a director of Cheniere Energy Inc., where he serves on the Audit and Compensation Committees, Hertz Global Holdings, Inc., where he serves on the Financing and Nominating and Governance Committees, Navistar International Corporation, where he serves on the Audit and Compensation Committees and Transocean Ltd., where he serves on the Finance and Health, Safety and Environment Committees. Mr. Merksamer will not be standing for re-election as a director of Hertz Global Holdings, Inc. at its annual meeting of shareholders in May 2017. He previously served as a director of American Railcar Industries, Inc. from 2011 to 2013; Dynegy Inc. from 2011 to 2012; Hologic Inc. from 2013 to 2016; Talisman Energy Inc. from 2013 to 2015; and Transocean Partners LLC from 2014 to 2016. In light of Mr. Merksamer’s extensive public company experience and, in accordance with the Nomination Agreement with the Icahn Parties, AIG’s Board has concluded that Mr. Merksamer should be re-elected to the Board.

HENRY S. MILLER Director since 2010	Chairman, Marblegate Asset Management, LLC; Former Chairman and Managing Director, Miller Buckfire & Co., LLC Age 71

Mr. Miller co-founded and has been Chairman of Marblegate Asset Management, LLC since 2009. Mr. Miller was co-founder, Chairman and a Managing Director of Miller Buckfire & Co., LLC, an investment bank, from 2002 to 2011 and Chief Executive Officer from 2002 to 2009. Prior to founding Miller Buckfire & Co., LLC, Mr. Miller was Vice Chairman and a Managing Director at Dresdner Kleinwort Wasserstein and its predecessor company Wasserstein Perella & Co., where he served as the global head of the firm’s financial restructuring group. Prior to that, Mr. Miller was a Managing Director and Head of both the Restructuring Group and Transportation Industry Group of Salomon Brothers Inc. From 1989 to 1992, Mr. Miller was a managing director and, from 1990 to 1992, co-head of investment banking at Prudential Securities. Mr. Miller is currently a director of The Interpublic Group of Companies, Inc., where he serves on the Corporate Governance Committee and the Audit Committee and previously served on the Finance Committee. Mr. Miller was also a director of Ally Financial Inc., from 2012 until July 2014, where he served on the Risk and Compliance Committee. In light of Mr. Miller’s experience in strategic business transformations as well as his professional experience across the financial services industry, AIG’s Board has concluded that Mr. Miller should be re-elected to the Board.

LINDA A. MILLS Director since 2015	Former Corporate Vice President of Operations of Northrop Grumman Corporation Age 67

Ms. Mills is the former Corporate Vice President of Operations for Northrop Grumman Corporation, with responsibility for operations, including risk management, engineering and information technology. During her 12 years with Northrop Grumman, from 2002 to 2014, Ms. Mills held a number of operational positions, including Corporate Vice President and President of Information Systems and Information Technology sectors; President of the Civilian Agencies Group; and Vice President of Operations and Process in the firm’s Information Technology Sector. Prior to joining Northrop Grumman, Ms. Mills was Vice President of Information Systems and Processes at TRW, Inc. She began her career as an engineer at Bell Laboratories, Inc. Ms. Mills also serves on the board of Navient Corporation where she is the Chair of the Compensation and Personnel Committee and serves on the Finance & Operations Committee and the Executive Committee. In light of Ms. Mills’ in-depth experience with large complex, often international, operations, information technology and cyber security, and her success in managing a significant line of business at Northrop Grumman, AIG’s Board has concluded that Ms. Mills should be re-elected to the Board.

AIG | 2016 Form 10-K/A 4

ITEM 10 | Directors, Executive Officers and Corporate Governance | AIG

SUZANNE NORA JOHNSON Director since 2008	Former Vice Chairman, The Goldman Sachs Group, Inc. Age 59

Ms. Nora Johnson is the former Vice Chairman of The Goldman Sachs Group, Inc., serving from 2004 to 2007. During her 21 years at Goldman Sachs, she also served as the Chairman of the Global Markets Institute, Head of the Global Investment Research Division and Head of the Global Investment Banking Healthcare Business. Ms. Nora Johnson is currently a director of Intuit Inc., where she is Lead Director and Chair of the Compensation and Organizational Development Committee and serves on the Nominating and Governance Committee, Pfizer Inc., where she is Chair of the Audit Committee, serves on the Regulatory and Compliance, Science and Technology and Executive Committees, and previously served on the Compensation Committee, and Visa Inc., where she is Chair of the Compensation Committee and serves on the Nominating and Corporate Governance Committee. In light of Ms. Nora Johnson’s experience in managing large, complex, international institutions, her experience in finance as well as her professional experience across the financial services industry, AIG’s Board has concluded that Ms. Nora Johnson should be re-elected to the Board.

RONALD A. RITTENMEYER Director since 2010	Chairman and Chief Executive Officer, Millennium Health, LLC; Former Chairman, Chief Executive Officer and President, Electronic Data Systems Corporation Age 69

Mr. Rittenmeyer has served as Chairman and Chief Executive Officer of Millennium Health, LLC, a health solutions company, since April 2016. Mr. Rittenmeyer is the former Chairman, President and Chief Executive Officer of Expert Global Solutions, Inc. (formerly known as NCO Group, Inc.), a global provider of business process outsourcing services, serving from 2011 to 2014. Mr. Rittenmeyer is also the former Chairman, Chief Executive Officer and President of Electronic Data Systems Corporation, serving from 2005 to 2008. Prior to that, Mr. Rittenmeyer was a Managing Director of the Cypress Group, a private equity firm, serving from 2004 to 2005. Mr. Rittenmeyer also served as Chairman, Chief Executive Officer and President of Safety-Kleen Corp. from 2001 to 2004. Among his other leadership roles, Mr. Rittenmeyer served as President and Chief Executive Officer of AmeriServe Food Distribution Inc. from 2000 to 2001, Chairman, Chief Executive Officer and President of RailTex, Inc. from 1998 to 2000, President and Chief Operating Officer of Ryder TRS, Inc. from 1997 to 1998, President and Chief Operating Officer of Merisel, Inc. from 1995 to 1996 and Chief Operating Officer of Burlington Northern Railroad Co. from 1994 to 1995. Mr. Rittenmeyer is currently a director of Quintiles IMS Holdings, Inc., where he is Chairman of the Leadership Development and Compensation Committee and serves on the Audit Committee, and Tenet Healthcare Corporation, where he is Lead Director, Chairman of the Executive and Human Resources Committees and serves on the Health Information Technology and Audit Committees. In light of Mr. Rittenmeyer’s experience in managing large, complex, international institutions, his experience in finance and strategic business transformations as well as his professional experience across the financial services industry and technology industry, AIG’s Board has concluded that Mr. Rittenmeyer should be re-elected to the Board.

AIG | 2016 Form 10-K/A 5

ITEM 10 | Directors, Executive Officers and Corporate Governance | AIG

DOUGLAS M. STEENLAND Director since 2009	Former President and Chief Executive Officer, Northwest Airlines Corporation Age 65

Mr. Steenland is the former Chief Executive Officer of Northwest Airlines Corporation, serving from 2004 to 2008, and President, serving from 2001 to 2004. Prior to that, he served in a number of Northwest Airlines executive positions after joining Northwest Airlines in 1991, including Executive Vice President, Chief Corporate Officer and Senior Vice President and General Counsel. Mr. Steenland retired from Northwest Airlines upon its merger with Delta Air Lines, Inc. Prior to joining Northwest Airlines, Mr. Steenland was a senior partner at a Washington, D.C. law firm that is now part of DLA Piper. Mr. Steenland is currently a director of Travelport Limited, where he serves as Chairman of the Board and Chairman of the Nominating and Corporate Governance Committee, Performance Food Group Company, where he serves as Chairman of the Board and a member of the Audit Committee and the Compensation Committee, and Hilton Worldwide Holdings Inc., where he serves as a member of the Audit and Nominating and Corporate Governance Committees. In the past five years, Mr. Steenland has also served as a director of Chrysler Group LLC (now FCA US LLC), where he served as Chairman of the Audit Committee, International Lease Finance Corporation (ILFC), a former AIG subsidiary, now a part of AerCap Holdings N.V. (AerCap), and Digital River, Inc., where he was Chairman of the Compensation Committee and served on the Finance and Nominating and Corporate Governance Committees. In light of Mr. Steenland’s experience in managing large, complex, international institutions and his experience in strategic business transformations, AIG’s Board has concluded that Mr. Steenland should be re-elected to the Board.

THERESA M. STONE Director since 2013

Former Executive Vice President and Treasurer of the Massachusetts Institute of Technology; Former Executive Vice President and Chief Financial Officer of Jefferson-Pilot Corporation; Former President of Chubb Life Insurance Company

Age 72

Ms. Stone is the former Executive Vice President and Treasurer of the Massachusetts Institute of Technology (MIT), serving from February 2007 until October 2011. In her role as Executive Vice President and Treasurer, Ms. Stone served as MIT’s Chief Financial Officer and was also responsible for MIT’s operations, including capital projects, campus planning, facilities operations, information technology, environmental health and safety, human resources, medical services and police. Ms. Stone also served as the Special Assistant to the President of MIT from October 2011 to January 2012. From November 2001 to March 2006, Ms. Stone served as Executive Vice President and Chief Financial Officer of Jefferson-Pilot Corporation (now Lincoln Financial Group) and, from 1997 to 2006, she also served as President of Jefferson-Pilot Communications. Ms. Stone also served as the President of Chubb Life Insurance Company from 1994 to 1997. From 1990 to 1994, Ms. Stone served as Senior Vice President—Acquisitions of The Chubb Corporation, in which role she advised the Chairman and Chief Executive Officer on domestic and international property casualty and life insurance strategy, acquisitions and divestitures. Ms. Stone also served as a director of the Federal Reserve Bank of Richmond from 2003 to 2007 and as Deputy Chairman from 2005 to 2007. Ms. Stone began her career as an investment banker, advising clients primarily in the insurance and financial services industries on financial and strategic matters. Ms. Stone served as a director of Progress Energy, Inc. from 2005 to 2012, where she served as Chairman of the Audit and Corporate Performance Committee and a member of the Executive, Finance and Governance Committees. She also served as a director of Duke Energy Corporation during July 2012 following the company’s merger with Progress Energy Inc. In light of Ms. Stone’s broad experience in both business and academia and her expertise in insurance, finance and management, AIG’s Board has concluded that Ms. Stone should be re-elected to the Board.

AIG | 2016 Form 10-K/A 6

ITEM 10 | Directors, Executive Officers and Corporate Governance | AIG

OUR EXECUTIVE OFFICERS

Information concerning the executive officers of AIG as of the date hereof is set forth below.

Name	Title	Age	Served as Officer Since
Peter D. Hancock	President and Chief Executive Officer	58	2010
Douglas A. Dachille	Executive Vice President and Chief Investment Officer	53	2015
Donnalee A. DeMaio	Executive Vice President and Chief Auditor	58	2017
Martha Gallo	Executive Vice President and Chief Information Officer	59	2015
Kevin T. Hogan	Executive Vice President—Consumer	54	2013
Jeffrey J. Hurd	Executive Vice President and Chief Operating Officer	50	2010
Alessandrea C. Quane	Executive Vice President and Chief Risk Officer	47	2016
Siddhartha Sankaran	Executive Vice President and Chief Financial Officer	39	2010
Robert S. Schimek	Executive Vice President—Commercial	52	2015
Peter Y. Solmssen	Executive Vice President and General Counsel	62	2016

All of AIG’s executive officers are elected to one-year terms, but serve at the pleasure of the Board of Directors. Except for Mss. DeMaio and Gallo and Messrs. Dachille, Hogan and Solmssen, each of the executive officers has, for more than five years, occupied an executive position with AIG or one or more of its subsidiaries. There are no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was elected to such position.

Douglas A. Dachille joined AIG in September 2015 as Executive Vice President and Chief Investment Officer. Before joining AIG, from September 2003, Mr. Dachille served as Chief Executive Officer of First Principles Capital Management, LLC (First Principles), an investment management firm acquired by AIG as a wholly-owned subsidiary. Prior to co-founding First Principles, from May 2002, he was President and Chief Operating Officer of Zurich Capital Markets, an integrated alternative investment asset management and structured product subsidiary of Zurich Financial Services. He began his career at JPMorgan Chase, where he served as Global Head of Proprietary Trading and co-Treasurer.

Donnalee A. DeMaio joined AIG as Executive Vice President and Chief Auditor in April 2017. Prior to joining AIG, from December 2012, Ms. DeMaio served as President and Chief Executive Officer of United Guaranty Corporation, a former AIG subsidiary sold to Arch Capital Group in December 2016, and continued at Arch Capital following the sale. She joined United Guaranty in May 2012 as Chief Operating Officer. Before joining United Guaranty, Ms. DeMaio was named President and Chief Executive Officer of MetLife Bank in 2005, and joined MetLife Bank in 2002 as Chief Financial Officer. Prior to joining MetLife Bank, Ms. DeMaio was a partner with PricewaterhouseCoopers, focusing on financial services clients.

Martha Gallo is Executive Vice President and Chief Information Officer. She joined AIG in May 2015 as Executive Vice President and Chief Auditor. Prior to joining AIG, Ms. Gallo served in a variety of roles at JPMorgan Chase since 1981, most recently as Head of Compliance and Regulatory Management from October 2011 to January 2013, and, previously, as General Auditor from April 2005.

Kevin T. Hogan joined AIG as Chief Executive Officer of AIG Global Consumer Insurance in October 2013. Mr. Hogan joined Zurich Insurance Group in December 2008, serving as Chief Executive Officer of Global Life Americas until June 2010 and as Chief Executive Officer of Global Life from July 2010 to August 2013. From 1984 to 2008, Mr. Hogan held various positions with AIG, including Chief Operating Officer of American International Underwriters, AIG’s Senior Life Division Executive for China and Taiwan and Chief Distribution Officer, Foreign Life and Retirement Services.

Peter Y. Solmssen joined AIG as Executive Vice President and General Counsel in October 2016. From October 2007 to December 2013, Mr. Solmssen was General Counsel and Member of the Managing Board at Siemens AG where, in addition to his service as General Counsel, he was responsible for the company’s business in North and South America. From 1998 to 2007, Mr. Solmssen held a number of senior positions at General Electric Company, including Vice President and General Counsel of GE Plastics and Executive Vice President and General Counsel of GE Healthcare. Previously, he was a Partner at Morgan, Lewis & Bockius and Ballard, Spahr, Andrews & Ingersoll.

AIG | 2016 Form 10-K/A 7

ITEM 10 | Directors, Executive Officers and Corporate Governance | AIG

CORPORATE GOVERNANCE

GOVERNANCE

AIG’s Board regularly reviews corporate governance developments and modifies its Corporate Governance Guidelines, charters and practices from time to time. AIG’s Corporate Governance Guidelines and the charters of the Audit Committee, the Compensation and Management Resources Committee, the Nominating and Corporate Governance Committee, the Regulatory, Compliance and Public Policy Committee, the Risk and Capital Committee and the Technology Committee are available in the Corporate Governance section of AIG’s corporate website at www.aig.com or in print by writing to American International Group, Inc., 175 Water Street, New York, New York 10038, Attention: Investor Relations.

AIG’s Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics and a Code of Conduct for employees are available, without charge, in the Corporate Governance section of AIG’s corporate website at www.aig.com or in print by writing to American International Group, Inc., 175 Water Street, New York, New York 10038, Attention: Investor Relations. Any amendment to AIG’s Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics and any waiver applicable to AIG’s directors, executive officers or senior financial officers will be posted on AIG’s website within the time period required by the Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE).

Audit Committee

The Audit Committee, which held eleven meetings during 2016, assists the Board in its oversight of AIG’s financial statements, including internal control over financial reporting, and compliance with legal and regulatory requirements, the qualifications, independence and performance of AIG’s independent registered public accounting firm and the performance of AIG’s internal audit function. As part of these oversight responsibilities, the Audit Committee discusses with senior management the guidelines and policies by which AIG assesses and manages risk. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of AIG’s independent registered public accounting firm. In its oversight of AIG’s internal audit function, the Audit Committee also is involved in the appointment or removal, performance reviews and determining the compensation of AIG’s Chief Internal Auditor. The Audit Committee’s assistance in the Board of Directors’ oversight of AIG’s compliance with legal and regulatory requirements primarily focuses on the effect of such matters on AIG’s financial statements, financial reporting and internal control over financial reporting. In considering AIG’s compliance with legal and regulatory requirements, the Audit Committee also takes into account the oversight of legal and regulatory matters by the Regulatory, Compliance and Public Policy Committee.

The current members of the Audit Committee are Messrs. Jurgensen (Chair), Fitzpatrick and Rittenmeyer and Mss. Mills and Stone. The Board has determined, on the recommendation of the Nominating and Corporate Governance Committee, that all members of the Audit Committee are independent under both NYSE listing standards and SEC rules. The Board has also determined, on the recommendation of the Nominating and Corporate Governance Committee, that all members of the Audit Committee are financially literate and have accounting or related financial management expertise, each as defined by NYSE listing standards, and that the Chair and a majority are audit committee financial experts, as defined under SEC rules. Although designated as audit committee financial experts, no member of the Committee is an accountant for AIG or, under SEC rules, an “expert” for purposes of the liability provisions of the Securities Act of 1933, as amended (the Securities Act), or for any other purpose.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (Exchange Act) requires directors, certain officers, and greater than ten percent holders of AIG Common Stock to file reports with respect to their ownership of AIG equity securities. Based solely on the review of the Forms 3, 4 and 5 and amendments thereto furnished to AIG and certain representations made to AIG, AIG believes that the only filing deficiencies under Section 16(a) by its directors, officers and greater than ten percent holders during 2016 were (i) an amendment to the original Form 3 filed by Kevin T. Hogan in 2013 (the amendment corrected the number of shares of AIG Common Stock held directly and indirectly by Mr. Hogan at the time he became an officer) and (ii) a late report by a Director, John A. Paulson, reporting the grant of Deferred Stock Units.

AIG | 2016 Form 10-K/A 8

ITEM 11 | Executive Compensation | AIG

ITEM 11 | Executive Compensation

EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION AND MANAGEMENT RESOURCES COMMITTEE

Overview

The Compensation and Management Resources Committee determines and approves the compensation awarded to AIG’s Chief Executive Officer (subject to ratification or approval by the Board) and approves the compensation awarded to the other senior executives under its purview, oversees AIG’s compensation and benefits programs for other employees and makes recommendations to the Board with respect to these programs where appropriate. The Compensation and Management Resources Committee also oversees AIG’s management development and succession planning programs and produces this Report on annual compensation. In carrying out these responsibilities, our objective is to maintain responsible compensation practices that attract, develop and retain high-performing senior executives and other key employees while avoiding incentives that encourage employees to take unnecessary or excessive risks that could threaten the value of AIG.

Our executive compensation program includes the following features:

•

Balanced mix of base, short-term and long-term pay. Target long-term incentive opportunity comprises the largest component of an executive’s target total direct compensation under our pay structure, which also includes a market-competitive base salary and target short-term incentive opportunity. We believe this structure provides an appropriate balance of fixed and variable compensation, drives achievement of AIG’s short- and long-term objectives and business strategies and aligns the economic interests of our executives with the long-term interests of AIG and our shareholders.

•

Defined earn-out ranges for incentive awards. Executive incentive awards are subject to a defined earn-out framework. For our Executive Leadership Team, 2016 short-term incentive awards can range from 0 to 175 percent of target and 2016 long-term incentive awards can range from 0 to 150 percent of target, in each case, taking into account performance against pre-established goals for Company performance.

•

Long-term incentives use multiple performance measures. 2016 long-term incentives are in the form of performance share units that will be earned over a three-year performance period based on achieving total shareholder return measured relative to AIG’s peers (which is targeted at median). To protect against excessive risk-taking, the total shareholder return metric is balanced by using relative option adjusted spreads (OAS) as a gating metric. OAS acts only as a gating metric such that, if our relative OAS percentile is below the 20th percentile of the peer group, the payout level resulting from the relative total shareholder return score is reduced by half.

•

Share ownership guidelines and holding requirements. Executive officers must retain 50 percent of the after-tax shares they receive as compensation until they achieve a specified ownership level of AIG Common Stock, further fostering an ownership culture focused on long-term performance.

•

Robust Recovery Policy. At least 75 percent of each executive’s target total direct compensation is subject to our clawback policy, which applies while awards are outstanding and to covered incentive compensation paid in the year preceding the triggering event.

Risk and Compensation Plans

AIG remains committed to continually evaluating and enhancing our risk management control environment, risk management processes and enterprise risk management functions, including through enhancements to its risk governance framework. AIG’s compensation practices are essential parts of the company’s approach to risk management, and the Committee regularly monitors AIG’s compensation programs to ensure they align with sound risk management principles. Since 2009, the Committee’s charter has expressly included the Committee’s duty to meet periodically to discuss and review, in consultation with the Chief Risk Officer, the relationship between AIG’s risk management policies and practices and the incentive compensation arrangements applicable to senior executives.

In July 2016, the Committee conducted its annual review with AIG’s Chief Risk Officer of AIG’s compensation plans to ensure that they appropriately balance risk and reward. As recommended by AIG’s Chief Risk Officer, the Committee continued to focus its review on incentive-based compensation plans, which totaled 102 active plans with approximately 76,350 participants as of June 2016. (Some employees are eligible to participate in more than one plan.)

AIG | 2016 Form 10-K/A 9

ITEM 11 | Executive Compensation | AIG

AIG’s Enterprise Risk Management (ERM) conducted its annual risk assessment to evaluate AIG’s active incentive plans. Since 2014, AIG risk officers have assigned a risk rating of low, medium or high to each active incentive plan. In assigning the risk rating, AIG risk officers considered, among other things, whether the plan features include capped payouts or deferrals and/or clawbacks, whether the plan design or administration leads to outsized risk taking, and whether payments are based on pre-established performance goals including risk-adjusted metrics. For the 2016 annual risk review, ERM reviewed a sample of plans previously rated low risk and medium risk plans (there were no high risk plans). Also as part of its 2016 risk review, ERM reviewed 2015 incentive payouts to identify any significant variability in payouts that may be indicative of plan features that encourage excessive risk-taking or fraudulent behavior. As of July 2016, no plans were categorized as high risk. As part of this risk review, and as discussed with the Committee, ERM concluded that AIG’s compensation policies and practices do not encourage excessive risk-taking and are not reasonably likely to have a material adverse effect on AIG.

Compensation Discussion and Analysis

The Compensation Discussion and Analysis that follows discusses the principles the Committee has been using to guide its compensation decisions for senior executives. The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Frederic W. Cook & Co. (FW Cook) has also reviewed and discussed the Compensation Discussion and Analysis on behalf of the Committee with management and outside counsel. Based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in AIG’s 2017 Proxy Statement and in AIG’s 2016 Annual Report on Form 10-K.

Compensation and Management Resources Committee
American International Group, Inc.

W. Don Cornwell, Chair
George L. Miles, Jr.
Linda A. Mills
Suzanne Nora Johnson
Ronald A. Rittenmeyer

AIG | 2016 Form 10-K/A 10

ITEM 11 | Executive Compensation | AIG

COMPENSATION DISCUSSION AND ANALYSIS

Our compensation philosophy centers on creating a culture of performance management and pay for performance to motivate all AIG employees to achieve sustainable value through a strategic focus on our core businesses and achieving the right balance between growth, profitability and risk.

Compensation Structure

Guided by our compensation philosophy, our executive compensation program focuses on providing an appropriate balance of fixed and variable pay, driving achievement of AIG’s short- and long-term business objectives and strategies and aligning the economic interests of our executives with the long-term interests of AIG and our shareholders:

●

Balanced Structure:    Total direct compensation consists of market-competitive base salary, approximately 25 to 35 percent target short-term incentive opportunity and at least 40 percent target long-term incentive opportunity.

Compensation Structure as Applied to Chief Executive Officer (at Target)

●

Emphasis on Long-Term Incentives:    At least 75 percent of each executive’s target total direct compensation is “at risk” and based on performance, and the majority of his or her incentive pay opportunity is based on performance over a three-year period and paid over a five-year period.

●

Direct Link to AIG Performance:    100 percent of long-term incentives are in the form of performance share units (PSUs) that, for 2016, are earned over a three-year period based on achieving total shareholder return (TSR) measured relative to AIG’s peers, and balanced by using option adjusted spread (OAS) relative to peers.

●

Robust Recovery Policy:  At least 75 percent of each executive’s target total direct compensation is subject to our clawback policy, which applies while awards are outstanding and to covered compensation paid in the year preceding the triggering event.

Performance equity requiring long-term performance against peers and paid over a total period of five years
Based on pre-established performance goals.

AIG | 2016 Form 10-K/A 11

ITEM 11 | Executive Compensation | AIG

Compensation Philosophy

We structure our compensation program and make enterprise-wide compensation decisions consistent with our compensation philosophy. Our compensation philosophy centers around the following objectives:

•	Attracting and retaining the strongest employees for AIG’s various business needs by providing competitive and consistent compensation opportunities.

•	Creating a culture of performance management and pay for performance by providing total direct compensation opportunities that reward the performance of AIG and individual employees.

•

Managing total direct compensation to provide a market-competitive, performance-driven structure through a four-part program that takes into account base salary, annual incentives, long-term incentives and benefits and perquisites.

•

Motivating all AIG employees to achieve sustainable increases in AIG’s “intrinsic value,” which represents a balance of profitability, growth and risk, to drive long-term value creation for shareholders.

•	Aligning the long-term economic interests of key employees with those of shareholders by ensuring that a meaningful component of each key employee’s compensation is represented by AIG securities.

•

Avoiding incentives that encourage employees to take unnecessary or excessive risks that could threaten the value of AIG by appropriately balancing risk and reward as well as rewarding both annual and long-term performance.

•	Maintaining strong corporate governance practices by meeting evolving standards of compensation governance and complying with regulations applicable to employee compensation.

Consistent with this philosophy, our short-term and long-term incentive programs are designed to provide appropriate upside opportunity and downside risk and reinforce alignment with shareholder interests. The Compensation and Management Resources Committee evaluates and adjusts the programs annually based on strategic priorities, stakeholder feedback and market considerations.

Compensation Best Practices

What we do:

✓     Pay for performance

✓     Comprehensive clawback policy

✓     Share ownership guidelines and holding requirements

✓      No-hedging policy

✓     Double-trigger change-in-control benefits

✓     Annual risk assessment of compensation plans

✓     Independent compensation consultant

What we don’t do:

×     No golden parachute tax gross-ups

×     No excessive pension payments, perquisites or other  benefits

×     No equity grants below 100% of fair market value

×     No dividends or dividend equivalents paid on unvested  long-term incentive awards

×     No repricing of underwater stock options or stock  appreciation rights

Compensation Structure—Direct Compensation Components

The 2016 compensation structure for our current named executives continues to consist of market-competitive base salary, approximately 25 to 35 percent target short-term incentive opportunity and at least 40 percent target long-term incentive opportunity. An executive’s total direct compensation target is determined based on his or her position, skills and experience and demonstrated performance, as well as market practice, and is then allocated in accordance with the compensation structure. Consistent with our compensation philosophy, we believe this structure provides an appropriate balance of fixed and variable pay, drives achievement of AIG’s short- and long-term business objectives and strategies and aligns the economic interests of our executives with the long-term interests of AIG and our shareholders.

In the first quarter of 2016, the Committee established annual base salaries (effective as of January 1, 2016), short-term incentive opportunities and long-term incentive opportunities, including the grant of PSUs, for our named executives.

AIG | 2016 Form 10-K/A 12

ITEM 11 | Executive Compensation | AIG

The 2016 target total direct compensation opportunity for each of our current named executives is set forth in the following table.

Named Executive Officer	Annual Base Salary	Target Short-Term Incentive	Target Long-Term Incentive	Total
Peter D. Hancock, President and Chief Executive Officer	$1,600,000	$3,200,000	$8,200,000	$13,000,000

Siddhartha Sankaran, Chief Financial Officer	$1,000,000	$1,700,000	$3,300,000	$6,000,000

Douglas A. Dachille, Executive Vice President—Chief Investment Officer	$1,000,000	$2,000,000	$4,000,000	$7,000,000

Kevin T. Hogan, Executive Vice President—Consumer	$1,000,000	$1,900,000	$3,600,000	$6,500,000

Robert S. Schimek, Executive Vice President—Commercial	$1,000,000	$1,750,000	$3,500,000	$6,250,000

Base Salary. Annual base salary is paid in cash and is the sole fixed component of an executive’s total direct compensation. An executive’s base salary is established based on his or her experience, performance and salaries for comparable positions at competitors, but will not exceed 25 percent of the executive’s target total direct compensation opportunity. This allocation is intended to fairly compensate the executive for the responsibilities of his or her position, achieve an appropriate balance of fixed and variable pay and provide the executive with sufficient liquidity to discourage excessive risk-taking.

Short-Term Incentive.

Our short-term incentive, which represents approximately 30 percent of an executive’s target total direct compensation opportunity, is designed to reward annual performance and drive near-term business objectives and strategies. It consists of an annual cash award with individual target amounts that reflect business unit or corporate function responsibilities and experience and that is earned based on pre-established goals for Company performance that produce an objective Company score. As applied to our named executives, earned 2016 awards could range from 0 to 175 percent of target and are subject to clawback. The Committee has discretion to determine the final award amount.

AIG | 2016 Form 10-K/A 13

ITEM 11 | Executive Compensation | AIG

Company Score. The Company score is based on a single set of performance metrics that applies to all participants and ranges from 0 to 125 percent of target. The five performance metrics measure either profitability, expense management or risk-adjusted growth. The profitability performance metrics are Normalized Insurance Company Pre-Tax Operating Income (Normalized Insurance Company PTOI) and Normalized Return on Equity, excluding accumulated other comprehensive income and deferred tax assets (Normalized AIG ROE); the expense management performance metric is Normalized Gross General Operating Expenses (Normalized AIG GOE); and the risk-adjusted growth performance metrics are Normalized Production Risk-Adjusted Profitability (Normalized Production RAP) and Normalized Value of New Business (Normalized VoNB). We use normalized metrics for our short-term incentive in order to tie compensation directly to results participants achieve during the performance year (which, given the nature of our business, could otherwise be overwhelmed by catastrophe events, for example). We use other market-based metrics, measured relative to peers, for our long-term incentive to capture the full range of our financial performance over the medium to long term. The reasons for selecting each metric and the weightings are summarized below.

Goal	Metric	Weight
Business Profitability
Reward short-term profitability of the insurance business	NORMALIZED INSURANCE COMPANY PRE-TAX OPERATING INCOME	30%
AIG Profitability
Focus on goals for AIG overall and reward capital management actions	NORMALIZED RETURN ON EQUITY (EXCLUDING ACCUMULATED OTHER COMPREHENSIVE INCOME AND DEFERRED TAX ASSETS)	30%
Expense Management
Incentivize expense management	NORMALIZED GROSS GENERAL OPERATING EXPENSES	20%
Risk-Adjusted Growth
Reward risk-adjusted growth in Commercial Insurance and Personal Insurance	NORMALIZED PRODUCTION RISK-ADJUSTED PROFITABILITY	10%

Reward risk-adjusted growth in Consumer Insurance (excluding Personal Insurance), Institutional Markets, United Guaranty and Fuji Life	NORMALIZED VALUE OF NEW BUSINESS	10%

AIG | 2016 Form 10-K/A 14

ITEM 11 | Executive Compensation | AIG

2016 Performance. In the first quarter of 2017, the Committee reviewed performance compared to the pre-established Company performance metrics and normalization principles. Unlike the normalization principles that applied in prior years, in the first quarter of 2016, management recommended that 2016 Normalized Insurance Company PTOI and Normalized AIG ROE include the effect of any net adverse prior year reserve development. Primarily as a result of the net adverse prior year reserve development we reported in our financial results for 2016, the Company score was 60 percent below target (or 40 percent), as follows.

* Certain of our operating performance metrics are non-GAAP financial measures. See “—Non-GAAP Financial Measures” for an explanation of how these measures are calculated for AIG from our audited financial statements.

** The Committee updated the threshold, target and maximum for Normalized Insurance Company PTOI and Normalized Production RAP to reflect the final budget numbers. In addition, in accordance with the normalization principles approved by the Committee, the Normalized VoNB metric was adjusted consistent with the adjustment to index the fixed annuity sales budget for market interest rates.

Determination of Earned Short-Term Incentive Awards. Short-term incentive awards for the Executive Leadership Team (comprising Mr. Hancock and certain key senior executives) are generally based solely on the Company score. This approach reflects the view that these individuals are collectively accountable for, and should be rewarded based on, the performance of the Company as a whole.

To maintain continuity with our general program, which uses both a Company score and individual score that are multiplied together and are calibrated accordingly, a multiple of three times the Company score is used in order to determine the earned short-term incentive for Executive Leadership Team members. For example, if performance is 10 percent above target, awards for these individuals would be 130 percent of target; conversely, if performance is 10 percent below target, awards for these individuals would be 70 percent of target.

Based on the Company score of 40 percent, the multiplier resulted in a 0 percent payout for Executive Leadership Team members. The Committee does not believe that this result reflected the accomplishments achieved by AIG with respect to 2016, including, but not limited to, expense reductions and capital returns to shareholders that exceeded strategic targets, the completion or announcement of over ten transactions that will generate over $10 billion in liquidity and the growth and improved profitability of Consumer Insurance. After discussions with Mr. Hancock, the Committee determined not to apply the multiplier to the members of the Executive Leadership Team other than him.

Actual
Performance Metric* ($ in millions) Threshold (50%) Target (100%) Maximum (125%) % Achieved Weighting % Achieved (Weighted)
Business Profitability $3,197
Normalized Insurance Company PTOI** $7,006 $9,341 $10,509 0% 30% 0%
AIG Profitability 2.1%
Normalized AIG ROE 6.4% 8.6% 9.6% 0% 30% 0%
Expense Management $10,195
Normalized AIG GOE $10,635 $10,530 $10,477 125% 20% 25%
Risk-Adjusted Growth $650
Normalized Production RAP** $539 $719 $809 81% 10% 8%
$398
Normalized VoNB** $344 $458 $515 74% 10% 7%
Company Score: 40%
(60% below target)

AIG | 2016 Form 10-K/A 15

ITEM 11 | Executive Compensation | AIG

In accordance with this approach, the Committee determined (and, for Mr. Hancock, the Board ratified) the following earned short-term incentive amounts for our named executives:

Named Executive Officer	Individual Target Amount*	Calculated Performance	Earned Award Amount
Peter D. Hancock	$3,200,000	0%	$ 0
Siddhartha Sankaran	$1,700,000	40%	$ 680,000
Douglas A. Dachille	$2,000,000	40%	$ 800,000
Kevin T. Hogan	$1,900,000	40%	$ 760,000
Robert S. Schimek	$1,750,000	40%	$ 700,000
Former Executive Officer
David L. Herzog	$ 500,000	40%	$ 200,000
Seraina Macia (formerly Maag)	$ 425,000	40%	$ 170,000
Brian T. Schreiber	$ 437,500	40%	$ 175,000
* Prorated for former executive officers based on the number of full months employed during 2016.

The Committee determined that, beginning with 2016 short-term incentives, the short-term incentive would be paid in full in the first quarter following the performance year. The Committee concluded that our prior practice of deferring a vested portion of short-term incentives was not consistent with prevailing market practice and did not meaningfully contribute to risk-balancing, especially since the full short-term incentive amount remains subject to our clawback policy.

Long-Term Incentive. Our long-term incentive comprises the largest percentage of an executive’s target compensation opportunity, representing at least 40 percent of his or her target total direct compensation opportunity. We believe that providing a significant portion of executives’ compensation in equity, based on performance metrics over a three-year period, will drive long-term value creation for our shareholders and appropriately account for the time horizon of risks. Since 2013, our long-term incentive program has consisted entirely of PSU awards that are earned between 0 and 150 percent based on achievement of performance metrics over a three-year period. Earned PSUs vest in three equal, annual installments, resulting in a five-year time horizon to vest in the full award. The following table illustrates our outstanding long-term PSU awards.

	2013	2014	2015	2016	2017	2018	2019	2020	2021
2013 Long-Term Incentive Awards

Performance Period: 2013–2015

Metrics comprise relative TSR (weighted 50%) and relative growth in tangible book value per share (excluding average accumulated other comprehensive income) (weighted 50%)

				1/3 of Earned PSUs Vest in January	1/3 of Earned PSUs Vest in January	1/3 of Earned PSUs Vest in January
	2014 Long-Term Incentive Awards	Performance Period: 2014–2016 Metrics comprise relative TSR (weighted 75%) and relative change in CDS spread (weighted 25%)			1/3 of Earned PSUs Vest in January	1/3 of Earned PSUs Vest in January	1/3 of Earned PSUs Vest in January
		2015 Long-Term Incentive Awards	Performance Period: 2015–2017 Metrics comprise relative TSR (weighted 75%) and relative final CDS spread (weighted 25%)			1/3 of Earned PSUs Vest in January	1/3 of Earned PSUs Vest in January	1/3 of Earned PSUs Vest in January
			2016 Long-Term Incentive Awards	Performance Period: 2016–2018 Metrics comprise relative TSR (100%). If relative OAS percentile is below 20th percentile of peers, payout reduced by half.			1/3 of Earned PSUs Vest in January	1/3 of Earned PSUs Vest in January	1/3 of Earned PSUs Vest in January

Grant of 2016 Long-Term Incentive Awards

To determine PSU grants, the Committee approves (and, for Mr. Hancock, the Board ratifies) the target dollar amount of an executive’s long-term incentive award, which is then converted to a number of PSUs based on the average closing price of AIG Common Stock over the calendar month preceding the reference date rounded down to the nearest whole unit. In general, the reference date refers to the grant date in the case of annual awards, the date of the offer of employment to a new hire or the effective date of a recipient’s promotion. For 2016, earned PSUs range from 0 to 150 percent of the target grant based on achieving relative TSR, in order to align with our business strategy and evaluate long-term performance relative to peers. To protect against excessive risk-taking, the TSR metric is balanced by using relative OAS as a gating metric. OAS is a measurement of the spread of a fixed income security’s return and the risk-free rate of return, which is adjusted to take into account embedded options. Relative OAS acts as a measure of

AIG | 2016 Form 10-K/A 16

ITEM 11 | Executive Compensation | AIG

our relative creditworthiness and serves only as a gating metric such that, if our relative OAS percentile is below the 20th percentile of our peer group, the payout level resulting from the relative TSR score is reduced by half. The Committee determined that relative OAS is now a more reliable and effective risk-adjustment metric than relative credit default swap spread (CDS), which is the risk-adjusted metric used for our long-term incentive awards granted in 2014 and 2015, given the decreased liquidity in the CDS market. Earned PSUs vest one-third in January of each of 2019, 2020 and 2021 and are settled in AIG Common Stock.

The table below summarizes the performance metrics used for the 2016 to 2018 performance period. Earned awards are based 100 percent on relative TSR, which is targeted at median. Actual performance below threshold will result in a 0 percent payout. Relative OAS acts as a gating metric to protect against excessive risk-taking, and will reduce the payout level (if any) resulting from the relative TSR score in half if our relative OAS percentile is below the 20th percentile of the peer group.

Metric	Weighting	Threshold	Target	Maximum
Relative TSR	100%	25th percentile	50th percentile	75th percentile

Relative OAS		Acts as a gating metric: If OAS percentile is less than 20th percentile of peer group, the payout level is reduced by half.

Payout:		50%	100%	150%

For the 2016 to 2018 performance period, TSR is measured relative to the following 18 peers. Relative OAS is also measured against these peers, excluding Allianz Group, AXA Group, Prudential plc, Tokio Marine Holdings, Inc. and Zurich Financial Services AG because these companies do not have USD-denominated senior unsecured debt outstanding.

Peers
AEGON, N.V. Allianz Group AXA Group Chubb Limited CNA Financial Corporation Hartford Financial Services Group Inc.	Lincoln National Corporation Manulife Financial Corporation MetLife, Inc. Principal Financial Group, Inc. Prudential Financial, Inc. Prudential plc	Swiss Re Group The Travelers Companies, Inc. Tokio Marine Holdings, Inc. Voya Financial, Inc. XL Group Ltd. Zurich Financial Services AG

The peer group above includes public companies against which AIG benchmarks financial performance and competes for market share and talent. For each company in the peer group, TSR will be measured by (1) the sum of (a) the company’s adjusted share price at the end of the performance period minus the company’s adjusted share price at the beginning of the performance period (in each case, as reported by Bloomberg, adjusted for stock dividend distributions and stock splits and using a 30-day period prior to quarter close for the beginning and end of the performance period) plus (b) non-stock dividends declared during the performance period and reinvested in the company’s shares on the ex-dividend date, divided by (2) the company’s adjusted share price at the beginning of the performance period (as reported by Bloomberg, adjusted for stock dividend distributions and stock splits and using a 30-day period prior to quarter close for the beginning of the performance period).

For AIG and each company in the peer group that have USD-denominated senior unsecured debt outstanding, OAS will be measured based on the OAS for each company as reported by Bloomberg, and AIG’s relative OAS percentile will be determined by the average monthly AIG OAS percentile, as compared to the peer group, over the three-year performance period.

Results will be certified by the Committee in the first quarter of 2019, and one-third of any earned PSUs will vest in each of January 2019, 2020 and 2021. Once earned, vested PSUs are settled in AIG Common Stock.

For 2016 long-term incentive awards, dividend equivalent rights in the form of additional PSUs accrue commencing with the first dividend record date of AIG Common Stock following the PSU grant date, are subject to the same vesting and performance conditions as the related PSUs and are paid when such related earned shares (if any) are delivered. The number of additional PSUs earned at any such time will be equal to (i) the cash dividend amount per share of AIG Common Stock times (ii) the number of PSUs covered by the award (and, unless otherwise determined by AIG, any dividend equivalent units previously credited under the award) that have not been previously settled through the delivery of shares (or cash) prior to such date, divided by the fair market value of a share of AIG Common Stock on the applicable dividend record date.

AIG | 2016 Form 10-K/A 17

ITEM 11 | Executive Compensation | AIG

Adjudication of 2014 Long-Term Incentive Awards

The three-year performance period for our 2014 long-term incentive awards ended on December 31, 2016, and the Committee assessed performance in the first quarter 2017. The metrics for 2014 long-term incentive awards comprised relative TSR (weighted 75 percent) and relative change in CDS spread (weighted 25 percent), in each case measured relative to a peer group. The following table shows the results from the 2014 to 2016 performance period as certified by the Committee:

Performance Metric	Threshold	Target	Maximum	Actual	% Achieved	Weighting	% Achieved (Weighted)
Relative TSR	25th percentile	55th percentile	75th percentile	56th percentile	103%	75%	77%
Relative Change in CDS Spread	5th percentile	20th to 80th percentile	95th percentile	30th percentile	100%	25%	25%

Payout:	50%	100%	150%				102%

One-third of the earned PSUs settled in shares of AIG Common Stock in the first quarter of 2017. The remaining two-thirds of earned PSUs will vest one-third each in January 2018 and 2019 and be settled in AIG Common Stock.

Earned 2013 Long-Term Incentive Awards

Our 2013 long-term incentive awards, for which the three-year performance period ended on December 31, 2015, were earned at 147 percent of target, as determined by the Committee in the first quarter of 2016. One-third of the earned PSUs vested in January 2016, another one-third vested in January 2017 and the remaining one-third will vest in January 2018. All earned PSUs are settled in AIG Common Stock.

2017 Short-Term and Long-Term Incentive Structure

The Committee determined in the first quarter of 2017 to adjust both our short-term and long-term incentive programs for 2017 in order to continue our commitment to sustaining and rewarding a high performance culture with competitive compensation opportunities that are compatible with effective risk management and do not incentivize excessive risk taking, as well as enhance our ability to attract and retain key talent:

•

Short-term incentive awards: For 2017, individual awards for members of our Executive Leadership Team will be based on a combination of an enterprise-wide Company score and an assessment of individual performance, resulting in a potential range from 0 to 200 percent of target for each member of the Executive Leadership Team. In addition, for the Company score, in order to simplify the program and increase the weighting of return on equity (ROE), we are replacing the Normalized Insurance Company PTOI, Normalized AIG ROE and Normalized AIG GOE metrics with a Core Normalized ROE metric that is targeted based on an improvement in Core Normalized ROE relative to 2016. The Normalized Production RAP and Normalized VoNB metrics remain, and their weightings are increased.

•

Long-term incentive awards: Our 2017 long-term incentive program will consist of grants of PSUs, earned based on achievement of performance criteria during a three-year performance period, and grants of restricted stock units, earned based on continued employment through the three-year period, each of which vests after the three-year period. PSUs will continue to be based on relative TSR and may range from 0 to 200 percent of target. The Committee determined that 2017 long-term incentive awards for members of our Executive Leadership Team (except AIG’s Chief Executive Officer) will consist of 70 percent PSUs and 30 percent restricted stock units. For other participants, 2017 long-term incentive awards will consist of 50 percent PSUs and 50 percent restricted stock units.

•

Continuity awards: In the first quarter of 2017, the Committee also made one-time grants of restricted stock units to each member of our Executive Leadership Team, other than Mr. Hancock, designed to provide for continuity during the search for and transition to a new Chief Executive Officer in 2017. These continuity awards will vest on the second anniversary of the grant date, subject to the participant’s continued employment through such date (or the participant’s earlier termination without cause), and are not eligible for qualifying resignation or retirement treatment.

AIG | 2016 Form 10-K/A 18

ITEM 11 | Executive Compensation | AIG

Compensation Structure—Indirect Compensation Components

Welfare and Other Indirect Benefits. AIG’s senior executives generally participate in the same broad-based health, life and disability benefit programs as AIG’s other employees.

Retirement Benefits. AIG provides a number of retirement benefits to eligible employees, including both defined contribution plans (such as 401(k) plans) and traditional pension plans (called defined benefit plans). These plans can be either tax-qualified or non-qualified.

AIG’s only active defined contribution plan for the named executives is a 401(k) plan, which is tax-qualified. The plan was amended effective January 1, 2012 to provide all participants with a match of 100 percent of the first 6 percent of their eligible compensation contributed up to the Internal Revenue Service (IRS) compensation limit ($265,000 for 2016). Accordingly, for the named executives in 2016, AIG matched a percentage of their contributions to the 401(k) plan up to $15,900. Effective January 1, 2016, AIG also provides a contribution of 3 percent of eligible compensation to all employees eligible to participate in the 401(k) plan, in addition to the 6 percent matching contribution, subject to IRS limits. In addition, Mr. Herzog participated in certain legacy nonqualified defined contribution plans. These plans are described in greater detail in “—2016 Compensation—Post-Employment Compensation—Nonqualified Deferred Compensation.”

AIG’s defined benefit plans include the AIG Retirement Plan (the Qualified Retirement Plan), the AIG Non-Qualified Retirement Income Plan (the Non-Qualified Retirement Plan) and the Supplemental Executive Retirement Plan (the SERP). Each of these plans provides for a benefit based on years of service and average final salary and, for the Qualified Retirement Plan and the Non-Qualified Retirement Plan, also based on pay credits and interest credits. Effective January 1, 2016, benefit accruals under the Qualified Retirement Plan, the Non-Qualified Retirement Plan and the SERP were frozen. As a result, the Qualified Retirement Plan, the Non-Qualified Retirement Plan and the SERP were closed to new participants, and current participants no longer earn additional benefits (however, interest credits will continue to be earned by participants under the Qualified Retirement Plan and Non-Qualified Retirement Plan). These plans and their benefits are described in greater detail in “—2016 Compensation—Post-Employment Compensation—Pension Benefits.”

Perquisites and Other Compensation. To facilitate the performance of their management responsibilities, AIG provides some employees, including the named executives, with aircraft usage (including by an executive’s spouse when traveling with the executive on business travel), automobile allowances, use of company pool cars and drivers or parking, legal services, financial, estate and tax planning and other benefits categorized as “perquisites” or “other” compensation under the SEC rules.

Termination Benefits and Policies. AIG provides severance benefits to its executives in order to offer competitive total compensation packages, ensure executives’ ongoing retention when considering potential transactions that may create uncertainty as to their future employment with AIG and enable AIG to obtain a release of employment-related claims.

In 2012, the Committee established the 2012 ESP, which replaced AIG’s prior Executive Severance Plan established in March 2008. The 2012 ESP extends to AIG executives in grade level 27 or above, including the named executives, and other executives who participated in the prior plan. For purposes of the 2012 ESP, a participant’s grade level is the highest level at which he or she was employed at any time in the 12 months immediately prior to the qualifying termination.

The 2012 ESP provides for severance payments and benefits upon a termination by AIG without “Cause” or if a qualifying executive terminates for “Good Reason,” including, for qualifying executives, after a “Change in Control.” In the event of a qualifying termination, a participant is generally eligible to receive severance in an amount equal to the product of a multiplier times the sum of salary and three-year-average annual incentives. The multiplier is either 1 or 1.5 depending on the executive’s grade level and increases to 1.5 or 2 for qualifying terminations within two years following a Change in Control. In July 2016, the 2012 ESP was amended to provide that if a qualifying termination occurs within twelve months after a participant experiences a reduction in his or her base salary or annual short-term incentive opportunity, the severance payment will be calculated as if the qualifying termination occurred immediately prior to the reduction. In any event, executives in grade level 27 or above who participated in the prior plan, which includes Messrs. Hancock, Herzog, Sankaran, Schimek and Schreiber, may not receive less than the severance they would have received under the prior plan.

Transition Arrangements for Named Executives

Pursuant to his August 14, 2013 offer letter and in consideration of compensation foregone upon rejoining AIG, Mr. Hogan was granted a one-time bonus payable in three installments, subject to Mr. Hogan’s continued employment through the payment date. The third and final installment, in the amount of $800,000, was paid in April 2016. This

AIG | 2016 Form 10-K/A 19

ITEM 11 | Executive Compensation | AIG

installment is subject to recoupment if Mr. Hogan resigns without “Good Reason” or is terminated by AIG for “Cause” in the 12 months following payment. In connection with the offer letter, Mr. Hogan entered into a non-solicitation and non-disclosure agreement, pursuant to which he agreed to perpetual non-disparagement and confidentiality covenants and to a non-solicitation covenant that applies during his employment and for a period of one year following his termination.

Pursuant to her October 21, 2013 offer letter and in consideration of compensation foregone from her former employer, Ms. Macia was granted a one-time bonus payable in in three installments, subject to Ms. Macia’s continued employment through the payment date. The third and final installment, in the amount of $950,000, was paid in March 2016 before Ms. Macia’s separation from service from AIG. In connection with the offer letter, Ms. Macia entered into a non-solicitation and non-disclosure agreement, pursuant to which she agreed to perpetual non-disparagement and confidentiality covenants and to a non-solicitation covenant that applied during her employment and for a period of one year following her termination.

Former Named Executive Officers

Mr. Herzog. Mr. Herzog separated from AIG on April 8, 2016 and entered into a Release and Restrictive Covenant Agreement (Release Agreement) with AIG. Under the Release Agreement and pursuant to the 2012 ESP, Mr. Herzog was entitled to termination without cause benefits as a participant in the prior plan. Accordingly, Mr. Herzog received a lump sum severance payment of $6,173,333 and was entitled to continued health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), a $40,000 payment that may be applied toward continued health coverage and life insurance, outplacement services and one year of additional age and service for purposes of determining eligibility to participate in any AIG retiree medical plan. In addition, Mr. Herzog was entitled to one year of additional service credit and credit for additional age solely for purposes of determining vesting and eligibility for retirement, including early retirement, under the Non-Qualified Retirement Plan. Mr. Herzog was eligible for early retirement benefits under the Non-Qualified Retirement Plan as of his separation, with commencement of his benefits delayed six months as required under Section 409A of the Internal Revenue Code of 1986 (the Code). Mr. Herzog also elected to commence his early retirement benefits under the Qualified Retirement Plan pursuant to the terms of the Qualified Retirement Plan and the American General Corporation Supplemental Executive Retirement Plan, with payment of his benefits under this plan delayed six months as required under Section 409A of the Code, which Mr. Herzog participated in as a result of his employment by American General Corporation prior to its acquisition by AIG. AIG agreed to consider Mr. Herzog an eligible employee for purposes of the Assurance Agreement with respect to certain obligations of Starr International Company, Inc. (SICO) (SICO awards are described in greater detail in “—2016 Compensation—Holdings of and Vesting of Previously Awarded Equity”). Upon his separation, Mr. Herzog became entitled to a lump sum distribution of his balance under the Executive Deferred Compensation Plan, with payment of his benefits delayed six months as required under Section 409A of the Code, and a lump sum distribution of his balance under the American General Supplemental Thrift Plan, pursuant to the terms of each respective plan. Mr. Herzog’s separation benefits, including the treatment of outstanding long-term incentive awards, are discussed further in “—2016 Compensation—Potential Payments on Termination—Quantification of Termination Payments and Benefits.”

In the Release Agreement, Mr. Herzog agreed to one-year non-solicitation, six-month non-competition, perpetual non-disparagement and confidentiality covenants and a release of claims in favor of AIG.

Ms. Macia. Ms. Macia separated from AIG on March 31, 2016 and entered into a Release Agreement with AIG. Under the Release Agreement and pursuant to the 2012 ESP, Ms. Macia was entitled to termination without cause benefits. Accordingly, Ms. Macia received a lump sum severance payment of $3,000,000 and was entitled to continued health coverage under COBRA, a $40,000 payment that may be applied toward continued health coverage and life insurance, outplacement services and one year of additional age and service for purposes of determining eligibility to participate in any AIG retiree medical plan. In addition, AIG will make any tax equalization payments related to Ms. Macia’s prior international assignment during 2016 and 2017, pursuant to AIG’s practice generally applicable to employees on overseas assignments, and Ms. Macia will receive tax services for 2016 and 2017 tax returns. Ms. Macia’s separation benefits, including the treatment of outstanding long-term incentive awards, are discussed further in “—2016 Compensation—Potential Payments on Termination—Quantification of Termination Payments and Benefits.”

In the Release Agreement, Ms. Macia agreed to one-year non-solicitation, six-month non-competition, perpetual non-disparagement and confidentiality covenants and a release of claims in favor of AIG.

Mr. Schreiber. Mr. Schreiber separated from AIG on March 31, 2016 and entered into a Release Agreement with AIG. Under the Release Agreement and pursuant to the 2012 ESP, Mr. Schreiber was entitled to termination without cause benefits as a participant in the prior plan. Accordingly, Mr. Schreiber received a lump sum severance payment of $5,999,250 and was entitled to continued health coverage under COBRA, a $40,000 payment that may be applied toward continued health coverage and life insurance, outplacement services and one year of additional age and service for purposes of determining eligibility to participate in any AIG retiree medical plan. Mr. Schreiber elected to receive his

AIG | 2016 Form 10-K/A 20

ITEM 11 | Executive Compensation | AIG

Qualified Retirement Plan benefit effective November 1, 2016 in the form of a lump sum payment. Mr. Schreiber’s separation benefits, including the treatment of outstanding long-term incentive awards, are discussed further in “—2016 Compensation—Potential Payments on Termination—Quantification of Termination Payments and Benefits.”

In the Release Agreement, Mr. Schreiber agreed to one-year non-solicitation, six-month non-competition, perpetual non-disparagement and confidentiality covenants and a release of claims in favor of AIG.

Process for Compensation Decisions

Role of the Committee. The Committee determines and approves the compensation of AIG’s Chief Executive Officer, and the Board approves or ratifies the amounts to be awarded to him. After considering the recommendation of AIG’s Chief Executive Officer, the Committee also approves the compensation of other key employees under its purview, which includes all of the other named executives. The Committee also makes recommendations to the Board with respect to AIG’s compensation programs for other key employees and oversees AIG’s management development and succession planning programs. Attendance at Committee meetings generally includes members of the executive team as appropriate, including representatives from internal legal and human resources, outside counsel, and the Committee’s independent consultant.

Consultants. To provide independent advice, the Committee has used the services of FW Cook since 2005. A senior consultant of FW Cook regularly attends the Committee’s meetings and is instructed to provide independent, analytical and evaluative advice about AIG’s compensation programs for senior executives, including views of how the program and proposals compare to market practices in financial services and general industry and to “best practices.” FW Cook responds on a regular basis to questions from the Committee and the Committee’s other advisors, providing its opinions with respect to the design and implementation of current or proposed compensation programs, including the 2016 executive compensation structure. FW Cook also participated in the Committee meeting in which the compensation risk assessment discussed under “—Report of the Compensation and Management Resources Committee—Risk and Compensation Plans” was conducted and previously advised that the process was thorough and well designed. In compliance with SEC and NYSE rules, in February 2016 and February 2017, the Committee reviewed various items related to FW Cook’s relationship to AIG, the members of the Committee and AIG’s executive officers. The Committee confirmed that neither FW Cook nor any of its affiliates provides any other services to AIG or its management except with respect to director compensation, and that FW Cook had no business or personal relationship with any member of the Committee or executive officer that raised a conflict of interest with respect to FW Cook’s work for the AIG Board. The Committee also received information on the fees paid to FW Cook by AIG as a percentage of FW Cook’s total revenue and FW Cook’s ownership of any AIG Common Stock. Considering this information, the Committee determined that FW Cook is independent and that its work has not raised any conflict of interest.

In 2016, the Committee also considered materials prepared by Johnson Associates related to market compensation levels. Johnson Associates was engaged by AIG to assist with this work. In particular, Johnson Associates prepared reports presenting market comparisons of total compensation levels for existing employees, new hires and promotions with respect to positions within the Committee’s purview. The Committee performed a review of Johnson Associates’ services similar to the review of FW Cook described above. The Committee noted that FW Cook reviewed the reports prepared by Johnson Associates prior to consideration by the Committee and determined that this appropriately addressed any conflict of interest raised by Johnson Associates’ work or business relationship with AIG.

Consideration of Shareholder Feedback. The Committee values feedback from AIG’s shareholders, including the feedback received through our say-on-pay advisory vote. Since 2010, AIG has held an annual say-on-pay advisory vote. In the most recent advisory vote, approximately 97 percent of the votes cast by shareholders were in favor of the 2015 compensation of our named executives as disclosed in our 2016 Proxy Statement. The Committee believes this level of approval indicates our shareholders’ strong support of our compensation philosophy and goals and the structure of our executive compensation program.

Consideration of Competitive Compensation Levels. In 2016, the Committee considered information from data disclosed in surveys, market practices and levels disclosed in proxy statements and employment contracts from a number of peer companies (Broad Data), as well as Johnson Associates’ benchmarks, which reflect proprietary data, third-party references and market impressions and judgment. The companies used in the Broad Data set were: Aetna, Inc., AFLAC, The Allstate Corporation, American Express Company, Ameriprise Financial, Inc., Bank of America Corporation, Bank of New York Mellon, BlackRock, Inc., Capital One Financial Corp., Chubb Group, CIGNA Corporation, Citigroup Inc., Hartford Financial Services, Invesco Ltd., JP Morgan Chase & Co., Lincoln National Corporation, Marsh & McLennan Companies, Inc., MetLife Inc., Principal Financial Group, Inc., Prudential Financial Inc., T. Rowe Price Group, Inc., The Travelers Companies Inc., U.S. Bancorp and Wells Fargo & Company.

AIG | 2016 Form 10-K/A 21

ITEM 11 | Executive Compensation | AIG

Other Considerations

Clawback Policy. In 2013, the Committee adopted and implemented a comprehensive Clawback Policy to encourage sound risk management and individual accountability. The Clawback Policy covers all executive officers and any other employee as determined by the Committee and applies to covered compensation for such executive officers and employees. Covered compensation generally includes any bonus, equity or equity-based award or other incentive compensation granted to an executive officer or employee while he or she is subject to the Policy, which includes our 2013, 2014, 2015 and 2016 incentive awards. In the event that the Committee determines that a triggering event under the Clawback Policy has occurred, the Committee may require an executive officer or other covered employee to forfeit and/or repay all or any portion of any unpaid covered compensation or covered compensation paid in the 12 months (or such longer period of time as required by any applicable statute or government regulation) preceding the event. Triggering events generally include a material financial restatement; the award or receipt of covered compensation based on materially inaccurate financial statements or performance metrics that are materially inaccurately determined; a failure of risk management, including in a supervisory role, or material violation of AIG’s risk policies; and an action or omission that results in material financial or reputational harm to AIG.

Share Ownership Guidelines and Holding Requirements. AIG’s share ownership guidelines establish levels of ownership of AIG Common Stock at five times salary for the Chief Executive Officer and three times salary for other executive officers, which included the other named executives during 2016. Until the guidelines are met, such employees are required to retain 50 percent of the shares of AIG Common Stock received upon the exercise, vesting or payment of certain equity-based awards granted by AIG. Shares held for purposes of the guidelines may include stock owned outright by the officer or his or her spouse and earned but unvested share-based awards. Executive officers are required to comply with the guidelines until six months after they cease to be executive officers.

No-Hedging Policy. AIG’s Code of Conduct and Insider Trading Policy prohibit employees from engaging in hedging transactions with respect to any of AIG’s securities, including by trading in any derivative security relating to AIG’s securities.

Deductibility of Executive Compensation. Section 162(m) of the Code generally limits the tax deductibility of compensation in excess of $1 million per year paid by a public company to its chief executive officer and three other most highly compensated executive officers (other than the chief financial officer), subject to certain exceptions, with an exception for qualifying “performance-based compensation” (as defined under applicable tax regulations). At AIG’s 2013 Annual Meeting, our shareholders approved the AIG 2013 Omnibus Incentive Plan (2013 Omnibus Incentive Plan), which is designed to allow for the issuance of awards that satisfy the “performance-based compensation” exception under Section 162(m), and the Committee intends that short-term and long-term incentives awarded to covered employees for 2016 qualify for this exception.

Accordingly, separate from determining 2016 short- and long-term incentive opportunities, in the first quarter of 2016, the Committee established performance criteria and set one percent of Normalized Insurance Company PTOI, as defined in “—Non-GAAP Financial Measures,” as the Section 162(m) compliant maximum for 2016 short- and long-term incentives awarded to each individual covered employee, including the named executives. This limit does not serve as a basis for the Committee’s compensation decisions for our named executives, but rather provides for the maximum amount of tax deductible 2016 short- and long-term incentive compensation that the Committee can award to the covered employee, with the Committee retaining the discretion to pay less than the maximum. Once the maximum amount is established, the qualifying performance-based compensation for each covered employee is delivered through the 2016 short-term incentive and long-term incentive programs. If the total amount earned under these programs is less than the maximum deductible amount, the Committee will pay only the amount earned.

The Committee retains the ability to pay compensation that exceeds $1 million and does not constitute qualifying performance-based compensation when it determines that such payments are in the best interests of AIG and our shareholders. The Committee believes that retaining the flexibility to attract, retain and motivate our employees with a compensation program that supports long-term value creation, even though some compensation awards may not be deductible, is in the best interests of our shareholders.

Non-GAAP Financial Measures

Certain of the operating performance measurements used by AIG management are “non-GAAP financial measures” under SEC rules and regulations. See “—Non-GAAP Financial Measures” for an explanation of how these measures are calculated from our audited financial statements.

AIG | 2016 Form 10-K/A 22

ITEM 11 | Executive Compensation | AIG

Conclusion

Our 2016 compensation program reflects our continued commitment to comprehensive pay-for-performance standards throughout AIG. We believe our compensation program properly motivates our employees and appropriately rewards them for their efforts to balance profit, growth and risk, and create value for our shareholders.

AIG | 2016 Form 10-K/A 23

ITEM 11 | Executive Compensation | AIG

2016 COMPENSATION

Summary Compensation Table

The following tables contain information with respect to AIG’s named executives. As required by SEC rules, AIG’s named executives include the Chief Executive Officer, Chief Financial Officer and the three other most highly paid executive officers, who each served through the end of 2016, as well as a former Chief Financial Officer who served during part of 2016 and two additional individuals who served as executive officers during part of 2016.

2016 Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value(4)	All Other Compensation(5)	Total
Peter D. Hancock	2016	$1,600,000	$0	$7,851,287	$0	$8,991	$116,257	$9,576,535
Chief Executive Officer	2015	$1,661,538	$0	$8,231,460	$2,496,000	$59,759	$49,218	$12,497,975
	2014	$1,426,923	$0	$7,011,108	$3,497,334	$73,751	$55,312	$12,064,428
Siddhartha Sankaran	2016	$1,000,000	$0	$3,159,665	$680,000	$705	$39,598	$4,879,968
Executive Vice President and Chief Financial Officer
Douglas A. Dachille	2016	$1,000,000	$0	$3,829,868	$800,000	$213	$65,706	$5,695,787
Executive Vice President and Chief Investment Officer
Kevin T. Hogan	2016	$1,000,000	$800,000(6)	$3,446,866	$760,000	$98,417	$51,430	$6,156,713
Executive Vice President—	2015	$1,038,462	$1,150,000(6)	$3,613,812	$1,482,000	$12,995	$620,888	$7,918,157
Consumer	2014	$903,846	$1,300,000(6)	$3,517,171	$2,058,750	$338,113	$895,534	$9,013,414
Robert S. Schimek	2016	$1,000,000	$0	$3,351,116	$700,000	$27,564	$44,457	$5,123,137
Executive Vice President—
Commercial

Separated during 2016
David L. Herzog	2016	$269,231	$0	$3,829,868	$200,000	$102,613	$6,336,748	$10,738,460
Former Executive Vice President	2015	$1,038,462	$0	$4,015,335	$1,560,000	$28,172	$41,405	$6,683,374
and Chief Financial Officer	2014	$1,000,000	$0	$3,935,432	$2,440,000	$271,673	$48,000	$7,695,105
Seraina Macia	2016	$250,000	$950,000(7)	—	$170,000	$0	$5,581,224	$6,951,224
Former Executive Vice President
Brian T. Schreiber	2016	$233,846	$0	—	$175,000	$0	$9,494,318	$9,903,164
Former Executive Vice President

Footnotes to 2016 Summary Compensation Table

(1)	Amounts for 2015 reflect an additional pay period for all U.S. salaried employees due to our bi-weekly payroll calendar.

(2)

2016 Amounts. The amounts represent the grant date fair value of PSUs granted for the 2016-2018 performance period under the 2016 AIG Long-Term Incentive (2016 LTI) award based on target performance determined in accordance with FASB ASC Topic 718. At the maximum level of performance, the grant date fair value would be: Hancock—$12,410,252;    Sankaran—$4,994,387;    Dachille—$6,053,751;    Hogan—$5,448,354;    Schimek—$5,296,979; and Herzog—$6,053,751. All amounts are subject to clawback under the AIG Clawback Policy.

2015 Amounts. The amounts represent the grant date fair value of PSUs granted for the 2015–2017 performance period under the 2015 AIG Long-Term Incentive (2015 LTI) award based on target performance determined in accordance with FASB ASC Topic 718. At the maximum level of performance, the grant date fair value would be: Hancock—$12,993,187; Hogan—$5,704,344; and Herzog—$6,338,110. All amounts are subject to clawback under the AIG Clawback Policy.

2014 Amounts. The amounts represent the grant date fair value of PSUs granted for the 2014–2016 performance period under the 2014 AIG Long-Term Incentive (2014 LTI) award based on target performance determined in accordance with FASB ASC Topic 718. At the maximum level of performance, the grant date fair value would be: Hancock—$10,351,704; Hogan—$5,288,877; and Herzog—$5,882,089. All amounts are subject to clawback under the AIG Clawback Policy. In the first quarter of 2017, the Committee certified the results for the 2014–2016 performance period and determined the actual earned 2014 LTI awards for each named executive. See “—Compensation Discussion and Analysis—Adjudication of 2014 Long-Term Incentive Awards” for further information.

AIG | 2016 Form 10-K/A 24

ITEM 11 | Executive Compensation | AIG

Calculation. The amount shown for the awards granted by AIG was calculated using the assumptions described in Note 20 to the Consolidated Financial Statements included in AIG’s 2016 Annual Report on Form 10-K (for awards granted in 2016), Note 19 to the Consolidated Financial Statements included in AIG’s 2015 Annual Report on Form 10-K (for awards granted in 2015) and Note 21 to the Consolidated Financial Statements included in AIG’s 2014 Annual Report on Form 10-K (for awards granted in 2014).

(3)

2016 Amounts. The amounts represent the full amount of the awards earned under the AIG Annual Short-Term Incentive Plan for 2016 performance as determined by the Committee in the first quarter of 2017. 100 percent of the award was vested and paid in March 2017. All amounts are subject to clawback under the AIG Clawback Policy. Amounts for Messrs. Herzog and Schreiber and Ms. Macia represent the prorata portion of their 2016 short-term incentive earned awards based on the number of full months employed during 2016.

2015 Amounts. The amounts represent the full amount of the awards earned under the AIG Annual Short-Term Incentive Plan for 2015 performance. 50 percent of the award was paid in March 2016 and the remaining 50 percent of the award was paid in March 2017. All amounts are vested and subject to clawback under the AIG Clawback Policy.

2014 Amounts. The amounts represent the full amount of the awards earned under the AIG Annual Short-Term Incentive Plan for 2014 performance. 50 percent of the award was paid in March 2015 and the remaining 50 percent of the award was paid in March 2016. All amounts are vested and subject to clawback under the AIG Clawback Policy.

(4)

The amounts in this column do not represent amounts that were paid to the named executives. Rather, the amounts represent the total change of the actuarial present value of the accumulated benefit under AIG’s defined benefit (pension) plans, including the Qualified Retirement Plan, the Non-Qualified Retirement Plan and the SERP and/or the American General Corporation Supplemental Executive Retirement Plan, as applicable. These plans are described in “—Post-Employment Compensation—Pension Benefits.” Ms. Macia and Mr. Schreiber had negative changes in pension value of $55,670 and $2,224,279, respectively, due to forfeitures under those plans upon their separation from AIG.

While AIG was subject to the Troubled Asset Relief Program (TARP) restrictions on executive compensation, there was a freeze on future benefit accruals with regard to the benefits provided under the Non-Qualified Retirement Plan and the SERP. Benefit accruals in these plans ceased on October 22, 2009 for Mr. Herzog and on December 11, 2009 for Messrs. Schimek and Schreiber. Because the TARP restrictions ceased to apply to AIG as of December 14, 2012, the freeze on benefit accruals in the Non-Qualified Retirement Plan and the SERP ended, and benefit accruals commenced again under these plans after this date. In addition, benefit accruals commenced after December 14, 2012 for Messrs. Hancock and Sankaran under the Non-Qualified Retirement Plan, as they had not accrued any benefits under this plan prior to the TARP restrictions. We are not permitted to restore service for benefit accruals for the length of time during which these executives were subject to the freeze. Before joining AIG as Executive Vice President and Chief Investment Officer in September 2015, Mr. Dachille served as Chief Executive Officer of First Principles. Pursuant to the terms of AIG’s acquisition of First Principles, the AIG hire date of each First Principles employee was recognized for the purposes of determining vesting and eligibility to participate in the Qualified and Non-Qualified Retirement Plans. Accordingly, Mr. Dachille began to participate in the Qualified and Non-Qualified Retirement Plans on September 15, 2015, the date he joined AIG. Mr. Hogan had accrued pension benefits under the Qualified and Non-Qualified Retirement Plans from his previous tenure at AIG and, in accordance with the terms of these plans, benefit accruals commenced under the Qualified and Non-Qualified Retirement Plans when he rejoined AIG on October 14, 2013. Ms. Macia was hired on November 11, 2013 and benefit accruals under the Qualified Retirement Plan and the Non-Qualified Retirement Plan commenced on December 1, 2014, after she completed one year of service with AIG.

AIG | 2016 Form 10-K/A 25

ITEM 11 | Executive Compensation | AIG

(5)	Perquisites. This column includes the incremental costs of perquisites and benefits. The following table details the incremental cost to AIG of perquisites received by each named executive in 2016.

Perquisites

Name	Personal Use of Company Pool Cars/ Parking (a)	Personal Use of Aircraft (b)	Financial, Tax and Legal Planning (c)	Non-U.S. Assignment/ Relocation (d)	Other (e)	Total

Peter D. Hancock	$20,513	$71,324	$0	$0	$0	$91,837
Siddhartha Sankaran	$10,573	$0	$0	$0	$4,605	$15,178
Douglas A. Dachille	$34,786	$0	$0	$0	$6,500	$41,286
Kevin T. Hogan	$11,837	$0	$15,173	$0	$0	$27,010
Robert S. Schimek	$3,181	$0	$10,056	$0	$6,800	$20,037

Separated during 2016
David L. Herzog	$3,642	$0	$15,000	$0	$0	$18,642
Seraina Macia	$932	$0	$28,754	$153,292	$0	$182,978
Brian T. Schreiber	$1,650	$0	$47,725	$0	$4,309	$53,684

(a)	Includes the incremental costs of driver overtime compensation, fuel and maintenance attributable to personal use of company pool cars. For Mr. Schreiber, also includes parking costs.

(b)

Includes personal use by Mr. Hancock and his spouse of AIG-owned corporate aircraft and corporate aircraft owned by a third-party vendor. Mr. Hancock’s personal use of corporate aircraft is calculated based on the aggregate incremental cost of the flight to AIG. For use of AIG-owned corporate aircraft, aggregate incremental cost is calculated based on the direct operating cost of the aircraft, including fuel, additives and lubricants, maintenance, airport fees and assessments, crew expenses and in-flight supplies and catering, as applicable. For use of corporate aircraft owned by a third-party vendor, aggregate incremental cost is calculated based on the cost-per-flight-hour charge by the vendor as well as costs of fuel and airport fees and assessments, as applicable.

(c)

Incremental costs related to financial, tax and legal planning represent AIG’s direct expenditures. Includes reimbursement of tax preparation services related to prior international assignments for Messrs. Hogan and Schimek and Ms. Macia. Also includes reimbursement of legal services in connection with review of severance agreements for Mr. Schreiber ($30,000) and Ms. Macia.

(d)

Assignment-related expenses, including reimbursement of housing costs ($9,051) and relocation expenses ($134,191) and payment of education allowance ($10,050). Certain expenses were paid in British pounds (GBP) and were converted to U.S. dollars using the GBP to U.S. dollar exchange rate at the time of payment.

(e)	Includes the cost of an annual medical examination for certain named executives paid for by the company and moving expenses for Mr. Schreiber in connection with his separation.

Other Benefits. This column also includes life insurance premiums paid for the benefit of the named executives. All named executives are covered under the AIG Basic Group Life Insurance Plan. For group life insurance, the 2016 company-paid costs were: Hancock—$570; Sankaran—$570; Dachille—$570; Hogan—$570; Schimek—$570; Herzog—$153; Macia—$110; and Schreiber—$132.

This column also includes matching contributions and non-elective company contributions made by AIG under its 401(k) plan. These contributions include the following amounts in 2016: Hancock—$23,850; Sankaran—$23,850; Dachille—$23,850; Hogan—$23,850; Schimek—$23,850; Herzog—$23,850; Macia—$21,427; and Schreiber—$21,565. See “—Post-Employment Compensation—Nonqualified Deferred Compensation” for additional details.

For Mr. Herzog, this column includes $6,213,333 related to payments that he received following his separation on April 8, 2016 in accordance with his Release Agreement pursuant to the 2012 Executive Severance Plan and $80,770 related to accrued and unused paid time-off paid upon his separation. For Ms. Macia, this column includes $4,840,000 related to payments that she received following her separation on March 31, 2016 in accordance with her Release Agreement pursuant to the 2012 Executive Severance Plan and $28,846 related to accrued and unused paid time-off paid upon her separation. For Mr. Schreiber, this column includes $9,339,250 related to payments that he received following his separation on March 31, 2016 in accordance with his Release Agreement pursuant to the 2012 Executive Severance Plan and $66,682 related to accrued and unused paid time-off paid upon his separation. The separation benefits for Messrs. Herzog and Schreiber and Ms. Macia are discussed further

AIG | 2016 Form 10-K/A 26

ITEM 11 | Executive Compensation | AIG

above in “—Compensation Discussion and Analysis—Former Named Executive Officers” and below in “—Potential Payments on Termination—Quantification of Termination Payments and Benefits.” In addition, this column also includes $507,863 representing tax equalization payments related to Ms. Macia’s prior international assignment, $10,964 representing the reimbursement of taxes owed on Mr. Schreiber’s financial and tax planning expenses and $2,041 representing the reimbursement of taxes owed on Mr. Schreiber’s moving expenses, each as described above.

AIG maintains a policy of directors and officers liability insurance for the directors and officers of AIG and its subsidiaries. The premium for this policy for the year ended September 22, 2016 was approximately $15.7 million and for the year ending September 22, 2017 was approximately $12.7 million.

(6)

Represents the first, second and third installments of Mr. Hogan’s transition award paid in April 2014, April 2015 and April 2016, respectively. Each payment was made pursuant to Mr. Hogan’s offer letter. See “—Compensation Discussion and Analysis—Transition Arrangements for Named Executives” for further information.

(7)

Represents the third installment of Ms. Macia’s transition award paid in March 2016. Payment was made pursuant to Ms. Macia’s offer letter. See “—Compensation Discussion and Analysis—Transition Arrangements for Named Executives” for further information.

AIG | 2016 Form 10-K/A 27

ITEM 11 | Executive Compensation | AIG

2016 Grants of Plan-Based Awards

Total 2016 Grants. The following table details all equity and non-equity plan-based awards granted to each of the named executives in 2016.

2016 Grants of Plan-Based Awards

Name	Grant Date	Board Action Date	Estimated Possible Payouts Under Non-Equity Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (Performance Share Units)(2)			All Other Stock Awards (# of AIG Shares)	Grant Date Fair Value of Equity Awards (3)
			Threshold	Target	Maximum	Threshold	Target	Maximum
Peter D. Hancock
2016 STI	03/08/16		$0	$3,200,000	$5,600,000	—	—	—	—	—
2016 LTI	03/16/16	03/08/16	—	—	—	78,185	156,369	234,554	—	$7,851,287
Siddhartha Sankaran
2016 STI	02/18/16		$0	$1,700,000	$2,975,000	—	—	—	—	—
2016 LTI	03/16/16		—	—	—	31,465	62,929	94,394	—	$3,159,665
Douglas A. Dachille
2016 STI	02/18/16		$0	$2,000,000	$3,500,000	—	—	—	—	—
2016 LTI	03/16/16		—	—	—	38,139	76,277	114,416	—	$3,829,868
Kevin T. Hogan
2016 STI	02/18/16		$0	$1,900,000	$3,325,000	—	—	—	—	—
2016 LTI	03/16/16		—	—	—	34,325	68,649	102,974	—	$3,446,866
Robert S. Schimek
2016 STI	02/18/16		$0	$1,750,000	$3,062,500	—	—	—	—	—
2016 LTI	03/16/16		—	—	—	33,371	66,742	100,113		$3,351,116

Separated during 2016
David L. Herzog
2016 STI	02/18/16		$0	$2,000,000	$3,500,000	—	—	—	—	—
2016 LTI	03/16/16		—	—	—	38,139	76,277	114,416	—	$3,829,868
Seraina Macia
2016 STI	02/18/16		$0	$1,700,000	$2,975,000	—	—	—	—	—
2016 LTI	—		—	—	—	—	—	—	—	—
Brian T. Schreiber
2016 STI	02/18/16		$0	$1,750,000	$3,062,500	—	—	—	—	—
2016 LTI	—		—	—	—	—	—	—	—	—

(1)

Amounts shown reflect the range of possible cash payouts under the AIG Annual Short-Term Incentive Plan for 2016 performance. Actual amounts earned, as determined by the Committee in the first quarter of 2017, are reflected in the 2016 Summary Compensation Table under Non-Equity Incentive Plan Compensation. For more information on the 2016 short-term incentive awards, including the applicable performance metrics, please see “—Compensation Discussion and Analysis—Compensation Structure—Direct Compensation Components—Short-Term Incentive.”

(2)

Amounts shown reflect the potential range of PSUs that may be earned under the 2016 LTI awards. Actual amounts earned are based on achieving relative TSR over the 2016–2018 performance period. The TSR metric is balanced by using relative OAS as a gating metric to protect against excessive risk-taking. If AIG’s relative OAS percentile is below the 20th percentile of the peer group, the payout level is reduced by half. Results will be certified by the Committee in the first quarter of 2019. For more information on the 2016 LTI awards, including the applicable performance metrics, please see “—Compensation Discussion and Analysis—Compensation Structure—Direct Compensation Components—Long-Term Incentive.” Holders of PSUs earned under the 2016 LTI awards are also entitled to dividend equivalent rights in the form of additional PSUs beginning with the first dividend record date following the PSU grant date, which are subject to the same vesting and performance conditions as the related PSUs and are paid when such related earned shares (if any) are delivered.

(3)

Amounts shown represent the grant date fair value of the PSU awards for the 2016–2018 performance period determined in accordance with FASB ASC Topic 718 using the assumptions presented in Note 20 to the Consolidated Financial Statements in AIG’s 2016 Annual Report on Form 10-K.

AIG | 2016 Form 10-K/A 28

ITEM 11 | Executive Compensation | AIG

HOLDINGS OF AND VESTING OF PREVIOUSLY AWARDED EQUITY

Outstanding Equity Awards at December 31, 2016

Equity-based awards held at the end of 2016 by each named executive were issued under the incentive plans and arrangements described below. Shares of AIG Common Stock deliverable under AIG’s time-vested equity and option awards will be delivered under the 2013 Omnibus Incentive Plan, 2010 Stock Incentive Plan or 2007 Stock Incentive Plan, as applicable. Also included in outstanding equity-based awards are grants historically made by Starr International Company, Inc. (SICO) under a series of two-year Deferred Compensation Profit Participation Plans (the SICO Plans).

The following table sets forth outstanding equity-based awards held by each named executive as of December 31, 2016.

Outstanding Equity Awards at December 31, 2016

						Stock Awards
	Option Awards(1)					Unvested (No Longer Subject to Performance Conditions)		Equity Incentive Plan Awards (Unearned and Unvested)
Name	Year Granted(1)	Number Exercisable	Exercise Price	Expiration Date	Plan(2)(3)	Number	Market Value(2)(3)	Number	Market Value(2)
Peter D. Hancock	—	—	—	—	2016 LTI			158,916	$10,378,804
					2015 LTI			238,131	$15,552,336
					2014 LTI	141,991	$9,273,432
					2013 LTI	126,890	$8,287,186

					Total	268,881	$17,560,618	397,047	$25,931,140
Siddhartha Sankaran	—	—	—	—	2016 LTI			63,954	$4,176,836
					2015 LTI			52,269	$3,413,688
					2014 LTI	36,850	$2,406,674
					2013 LTI	36,913	$2,410,788

					Total	73,763	$4,817,462	116,223	$7,590,524
Douglas A. Dachille	—	—	—	—	2016 LTI			77,519	$5,062,766
					2015 LTI			100,144	$6,540,405

					Total			177,663	$11,603,171
Kevin T. Hogan	—	—	—	—	2016 LTI			69,767	$4,556,483
					2015 LTI			104,543	$6,827,703
					2014 LTI	73,947	$4,829,479
					2013 LTI	65,978	$4,309,023

					Total	139,925	$9,138,502	174,310	$11,384,186
Robert S. Schimek	2007	499	$1,140.99	12/13/2017	2016 LTI			67,829	$4,429,912
					2015 LTI			52,269	$3,413,688
					2014 LTI	37,176	$2,427,965
					2013 LTI	41,482	$2,709,189

					Total	78,658	$5,137,154	120,098	$7,843,600

Separated during 2016
David L. Herzog	—	—	—	—	2016 LTI			77,519	$5,062,766
					2015 LTI			116,160	$7,586,410
					SICO Plans	729	$47,611

					Total			193,679	$12,649,175
Seraina Macia	—	—	—	—	2015 LTI			40,653	$2,655,047
Brian T. Schreiber	—	—	—	—	2015 LTI			95,832	$6,258,788

(1)

None of the named executives has received options since 2008. All previously granted options had four-year pro-rata vesting schedules. All outstanding options were exercisable and have an exercise price equal to the closing sale price of AIG Common Stock on the NYSE on the date of grant.

(2)

All 2016 LTI awards are shown at target payout, all 2015 LTI awards are shown at maximum payout and all 2014 LTI awards and 2013 LTI awards are shown at actual amounts earned, in each case using the closing sale price of AIG Common Stock on the NYSE on December 30, 2016 of $65.31 per share. Actual amounts earned for the 2014 LTI awards and the 2013 LTI awards were determined by the Committee in the first quarter of 2017 and the first quarter of 2016, respectively. See “—Compensation Discussion and Analysis—Earned 2013 Long-Term Incentive

AIG | 2016 Form 10-K/A 29

ITEM 11 | Executive Compensation | AIG

Awards” and “—Compensation Discussion and Analysis—Adjudication of 2014 Long-Term Incentive Awards” for further information. 2016 LTI and 2015 LTI award amounts also include additional PSUs accrued in respect of dividend equivalent rights, which are subject to the same vesting and performance conditions as the related PSUs and are paid when such related earned shares (if any) are delivered. Whether the 2016 LTI or 2015 LTI awards (and related dividend equivalents) will be earned at the level shown or a different level, or at all, depends on AIG performance against plan metrics over a three-year performance period.

Once earned, all 2016 LTI awards (including related dividend equivalents) to current named executives will vest one-third on the first day of January in each of 2019, 2020 and 2021, and all 2015 LTI awards (including related dividend equivalents) to current named executives will vest one-third on the first day of January in each of 2018, 2019 and 2020. One-third of the earned 2014 LTI awards to current named executives vested on January 1, 2017, and the remaining two-thirds will vest one-third on the first day of January in each of 2018 and 2019. Two-thirds of the earned 2013 LTI awards to current named executives vested one-third on the first day of January in each of 2016 and 2017, and the remaining one-third will vest on January 1, 2018. The one-third of 2013 LTI awards that vested January 2016 are reflected in the 2016 Vesting of Stock-Based Awards table below.

Messrs. Herzog and Schreiber and Ms. Macia became vested in their 2013 LTI, 2014 LTI, 2015 LTI and 2016 LTI awards, as applicable, upon their respective separation dates. For 2013 LTI and 2014 LTI awards, the number of earned shares were based on actual performance as determined by the Committee in the first quarter of 2016 and the first quarter of 2017, respectively, and are reflected in the 2016 Vesting of Stock-Based Awards table below. For 2015 LTI and 2016 LTI awards, the number of earned shares, if any, will be based on AIG performance over the applicable three-year performance period. These unearned awards are reflected in the table above, at target payout for 2016 LTI awards and at maximum payout for 2015 LTI awards. For all awards, any earned amounts will be paid on the normal payment schedule.

(3)

Prior to 2005, key employees participated in the SICO Plans. The original SICO plan came into being in 1975. Participation in the SICO Plans by any person, and the extent of such participation, was at the sole discretion of SICO’s Board of Directors. SICO is responsible for issuing cash or AIG Common Stock under the SICO Plans when required; AIG has made no payments under these plans, although AIG records the expense attributable to these plans in its financial statements. In 2005, AIG took steps to protect the interests of AIG’s current employees with respect to these benefits. AIG agreed, subject to certain conditions, to make any payment or delivery of AIG Common Stock that is not promptly made with respect to the benefits accrued by current employees of AIG and its subsidiaries under the SICO Plans.

Shares that have been contingently allocated to a participating named executive under the SICO Plans will not be paid until age 65 and generally are subject to forfeiture on earlier termination of employment. AIG agreed to consider Mr. Herzog, upon his separation, an eligible employee for the purposes of the AIG agreement with SICO, and he remains entitled to his SICO plans benefits subject to certain conditions. SICO’s Board of Directors has the authority to reinstate a payout right and may permit early payout of shares. Before earning the right to payout, a participant is not entitled to any equity interest with respect to the contingently allocated shares.

Under certain of the SICO Plans, since Mr. Herzog continued to be employed by AIG at the end of the eighth year after units were granted and had not yet reached age 65, he was contingently allocated additional shares equal to 35 percent of the shares initially allocated. The contingent allocations are included in this table.

Market value is based on the closing sale price of AIG Common Stock on the NYSE on December 30, 2016 of $65.31 per share.

AIG | 2016 Form 10-K/A 30

ITEM 11 | Executive Compensation | AIG

Vesting of Stock-Based Awards During 2016

The following table sets forth the amounts realized in accordance with SEC rules by each named executive as a result of the vesting of stock-based awards in 2016. There were no options exercised in 2016 by any of the named executives.

2016 Vesting of Stock-Based Awards

	Stock-Based Awards Vested in 2016
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Peter D. Hancock (1)	63,444	$3,833,921
Siddhartha Sankaran (1)	18,456	$1,115,296
Douglas A. Dachille	—	—
Kevin T. Hogan (1)	32,988	$1,993,465
Robert S. Schimek (1)	20,740	$1,253,318

Separated during 2016
David L. Herzog (2)	237,324	$12,988,862
Seraina Macia (3)	28,763	$1,554,640
Brian T. Schreiber (4)	194,153	$10,760,328

(1)	Represents one-third of the earned PSUs granted under the 2013 LTI awards that vested on January 1, 2016 (based on the value of the underlying shares of AIG Common Stock on the vesting date).

(2)

Represents 153,804 shares underlying earned PSUs granted under Mr. Herzog’s 2013 LTI award, one-third of which vested on January 1, 2016 and the remaining two-thirds of which vested upon Mr. Herzog’s separation on April 8, 2016 (based on the value of underlying shares of AIG Common Stock on the respective vesting dates), and represents 83,520 shares underlying earned PSUs granted under Mr. Herzog’s 2014 LTI award, which fully vested upon his separation on April 8, 2016 (based on the value of underlying shares of AIG Common Stock on the vesting date). Two-thirds of Mr. Herzog’s earned 2013 LTI award has been delivered, and the remaining one-third will be delivered in January 2018. One-third of Mr. Herzog’s 2014 LTI award has been delivered, and the remaining two-thirds will be delivered in each of January 2018 and January 2019.

(3)

Represents 28,763 shares underlying earned PSUs granted under Ms. Macia’s 2014 LTI award, which fully vested upon her separation on March 31, 2016 (based on the value of underlying shares of AIG Common Stock on the vesting date). One-third of Ms. Macia’s 2014 LTI award has been delivered, and the remaining two-thirds will be delivered in each of January 2018 and January 2019.

(4)

Represents 125,249 shares underlying earned PSUs granted under Mr. Schreiber’s 2013 LTI award, one-third of which vested on January 1, 2016 and the remaining two-thirds of which vested upon Mr. Schreiber’s separation on March 31, 2016 (based on the value of underlying shares of AIG Common Stock on the respective vesting dates), and represents 68,904 shares underlying earned PSUs granted under Mr. Schreiber’s 2014 LTI award, which fully vested upon his separation on March 31, 2016 (based on the value of underlying shares of AIG Common Stock on the vesting date). Two-thirds of Mr. Schreiber’s earned 2013 LTI award has been delivered, and the remaining one-third will be delivered in January 2018. One-third of Mr. Schreiber’s 2014 LTI award has been delivered, and the remaining two-thirds will be delivered in each of January 2018 and January 2019.

POST-EMPLOYMENT COMPENSATION

Pension Benefits

AIG maintains tax-qualified and nonqualified defined benefit (pension) plans providing retirement benefits for employees. Participants in the tax-qualified pension plan vest in and receive their benefits based on length of service. Participants in the non-qualified pension plans vest in and receive these benefits based on their age and length of service. Employees of AIG and its subsidiaries who are paid on a U.S. dollar payroll and are citizens of the United States, or non-citizens working in the United States, are covered under the Qualified Retirement Plan. Participants whose formula benefit is restricted from being fully paid from the Qualified Retirement Plan due to IRS limits on compensation and benefits, including the named executives, are eligible to participate in the Non-Qualified Retirement

AIG | 2016 Form 10-K/A 31

ITEM 11 | Executive Compensation | AIG

Plan. Of the named executives, only Mr. Schreiber participated in and had a benefit under the SERP, and Mr. Herzog had a benefit under the American General Corporation Supplemental Executive Retirement Plan (AGC Retirement Plan).

Effective January 1, 2016, benefit accruals under the Qualified Retirement Plan, the Non-Qualified Retirement Plan and the SERP were frozen. As a result, the Qualified Retirement Plan, the Non-Qualified Retirement Plan and the SERP were closed to new participants, and current participants can no longer accrue additional benefits after December 31, 2015. However, interest credits continue to accrue on existing cash balance accounts, and participants also continue to earn service credits for purposes of vesting and early retirement eligibility subsidies as they continue to work for AIG. In addition, Mr. Herzog’s benefit under the AGC Retirement Plan vested, and his age 65 accrued benefit was frozen, following the acquisition of the American General Corporation on August 29, 2001. His benefit under the AGC Retirement Plan is for service accrued to December 31, 2002.

While AIG was subject to the TARP restrictions on executive compensation, benefit accruals in the Non-Qualified Retirement Plan ceased on October 22, 2009 for Mr. Herzog and on December 11, 2009 for Messrs. Schimek and Schreiber. Benefit accruals in the SERP ceased on December 11, 2009 for Mr. Schreiber. Because the TARP restrictions ceased to apply as of December 14, 2012, the freeze on benefit accruals in the Non-Qualified Retirement Plan and SERP ended and benefit accruals commenced again under these plans after this date. In addition, benefit accruals commenced for Messrs. Hancock and Sankaran under the Non-Qualified Retirement Plan, as they had not accrued any benefits under this plan prior to the TARP restrictions. We are not permitted to restore service for benefit accruals for the length of time during which these executives were subject to the freeze. Mr. Hogan was employed by AIG from September 4, 1984 to November 5, 2008 and accrued pension benefits under the Qualified Retirement Plan and the Non-Qualified Retirement Plan during this employment. Mr. Hogan did not receive a distribution from the Qualified Retirement Plan or the Non-Qualified Retirement Plan at the time of his resignation in 2008. Pursuant to the terms of these plans, prior service is recognized for vesting and eligibility to participate. Therefore, upon rejoining AIG in 2013, benefit accruals commenced immediately under the Qualified Retirement Plan and the Non-Qualified Retirement Plan for Mr. Hogan. Mr. Dachille was hired on September 15, 2015 and benefit accruals under the Qualified Retirement Plan and the Non-Qualified Retirement Plan commenced on September 15, 2015. Ms. Macia was hired on November 11, 2013, and benefit accruals under the Qualified Retirement Plan and the Non-Qualified Retirement Plan commenced on December 1, 2014, after she completed one year of service with AIG.

The benefit formula under the Qualified Retirement Plan and the Non-Qualified Retirement Plan was converted effective April 1, 2012 from a final average pay formula to a cash balance formula comprised of pay credits, calculated based on 6 percent of a plan participant’s annual pensionable compensation. Pay credits under these plans accrued through 2015 (subject to the IRS limitation on qualified plans of $265,000 in 2015) and ceased on December 31, 2015. However, annual interest credits of 2.89 percent continued in 2016 (based upon the 30-year long-term Treasury rate). This rate is adjusted annually on January 1.

The definition of pensionable compensation under the cash balance formula is different from the definition used in the final average pay formula. Prior to the January 1, 2016 freeze date, and effective April 1, 2012, pensionable compensation under the cash balance formula included base salary, commissions, overtime and annual short-term incentive awards. The Qualified Retirement Plan was subject to IRS compensation limits and the Non-Qualified Retirement Plan was subject to an annual compensation limit of $1,050,000 in 2015.

The final average pay formula and definition of pensionable compensation did not change under the Qualified Retirement Plan or the Non-Qualified Retirement Plan for employees whose age plus credited service as of March 31, 2012 equaled 65 or greater and who had at least five years of credited service in the Qualified Retirement Plan as of that date. None of the named executives met these requirements. For purposes of the Qualified Retirement Plan, Non-Qualified Retirement Plan and the SERP, each final average pay formula has been based on the average pensionable compensation of a participant during those three consecutive years in the last ten years of credited service that afford the highest such average, not including amounts attributable to overtime pay, quarterly bonuses, annual cash bonuses or long-term incentive awards. However, as a result of the freeze to benefit accruals effective January 1, 2016 to the Qualified Retirement Plan, the Non-Qualified Retirement Plan and the SERP, each final average pay formula is based on the average pensionable compensation of a participant during those three consecutive years in the last ten years of credited service through December 31, 2015. These participants will receive a benefit under the Qualified Retirement Plan and the Non-Qualified Retirement Plan calculated using either the final average pay formula or the cash balance formula, whichever produces the greater benefit. The Non-Qualified Retirement Plan provides a benefit equal to the portion of the benefit that is not permitted to be paid from the Qualified Retirement Plan due to IRS limits on compensation and benefits. The Qualified Retirement Plan and Non-Qualified Retirement Plan final average pay formula ranges from 0.925 percent to 1.425 percent times average final salary for each year of credited service accrued since April 1, 1985 up to 44 years through December 31, 2015 and 1.25 percent to 1.75 percent times average final pay for each year of credited service accrued prior to April 1, 1985 up to 40 years. For participants who retire after the normal retirement age of 65, the retirement benefit is actuarially increased to reflect the later benefit commencement date.

AIG | 2016 Form 10-K/A 32

ITEM 11 | Executive Compensation | AIG

Participants in the Qualified Retirement Plan are vested after three years of service and participants in the Non-Qualified Retirement Plan are vested once they attain age 60 with five or more years of service or age 55 with ten or more years of service.

Participants in the Qualified Retirement Plan can elect to receive their benefit in the form of an annuity or as a lump sum distribution. For Non-Qualified Retirement Plan participants, the benefit they accrued through March 31, 2012 can be paid only in the form of an annuity, and the benefit accrued on and after April 1, 2012 through December 31, 2015 can be paid only in a lump sum.

The SERP continues to provide participants annuity options under its final average pay formula. The SERP’s final average pay formula provides a benefit equal to 2.4 percent times average final pay for each year of credited service up to 25 years through December 31, 2015, reduced by the monthly benefits payable from the Non-Qualified Retirement Plan, the Qualified Retirement Plan, Social Security and any predecessor plan or foreign deferred compensation plan sponsored by AIG.

Early retirement benefits. Each of the domestic pension plans provides for reduced early retirement benefits. These benefits are available to all vested participants in the Qualified Retirement Plan. The Non-Qualified Retirement Plan provides reduced early retirement benefits to participants who have reached age 55 with ten or more years of service or to participants who have reached age 60 with five or more years of service. The early retirement reduction factors in the Non-Qualified Retirement Plan are based upon age as of the retirement date and years of credited service excluding the TARP-related freeze period. The SERP provides reduced early retirement benefits to participants beginning at age 60 with five or more years of service, or to participants who have reached age 55 with ten or more years of credited service, except that the Committee must approve payment for eligible participants retiring before age 60.

In the case of early retirement, participants in the SERP will receive the SERP formula benefit reduced by 3, 4 or 5 percent (depending on age and years of credited service at retirement excluding the TARP-related freeze period) for each year that retirement precedes age 65. Participants in the Qualified Retirement Plan and the Non-Qualified Retirement Plan under the final average pay formula will receive the plan formula benefit projected to normal retirement at age 65 (using average final salary as of the date of early retirement), but prorated based on years of actual service, then reduced by a further amount in the same manner described with respect to the SERP except that there is no exclusion of service for the TARP-related freeze period under the Qualified Retirement Plan. Participants in the Qualified Retirement Plan, Non-Qualified Retirement Plan and the SERP will continue to receive service credit on and after the January 1, 2016 freeze date in determining age and length of service for early retirement subsidies and vesting purposes. Participants in the Qualified Retirement Plan with at least three years of service to AIG have a vested reduced retirement benefit pursuant to which, in the case of termination of employment prior to reaching age 65, such participants may elect to receive a reduced early retirement benefit commencing at any date between their date of termination and age 65. Participants in the Qualified Retirement Plan may choose to receive a lump sum payment or an annuity option upon normal or early retirement. Participants in the Non-Qualified Retirement Plan must receive the benefit accrued through March 31, 2012 in the form of an annuity and the benefit accrued on and after April 1, 2012 through December 31, 2015 in a lump sum. The SERP participants can elect an annuity option only and may not choose to receive the benefit in a lump sum.

Death and disability benefits. Each of the domestic pension plans also provides for death and disability benefits. The death benefit payable to a participant’s designated beneficiary under the Qualified Retirement Plan and the Non-Qualified Retirement Plan will generally equal the participant’s lump sum benefit or cash balance account. In the case of death, the SERP provides a participant who has at least five years of service to AIG with a survivor annuity equal to 40 percent of the participant’s accumulated benefit, which may be reduced based on the age of the surviving spouse.

Under the Qualified Retirement Plan and the Non-Qualified Retirement Plan, prior to the January 1, 2016 freeze date, participants who became disabled and received payments under AIG’s long-term disability plan, and whose benefit was determined under the final average pay formula, continued to accrue credited service, and participants whose benefit was determined under the cash balance formula continued to receive interest and pay credits to their cash balance account, for a maximum of three additional years. On and after the January 1, 2016 freeze date, participants who receive payments under AIG’s long-term disability plan continue to receive service credit in determining age and length of service for early retirement subsidies and vesting purposes, and participants whose benefit is determined under the cash balance formula continue to receive interest credits to their cash balance account, for a maximum of three additional years. Under the SERP, participants do not accrue credited service during that time.

As with other retirement benefits, in the case of death and disability benefits, the formula benefit under the Non-Qualified Retirement Plan and the SERP is reduced by amounts payable under the Qualified Retirement Plan, and

AIG | 2016 Form 10-K/A 33

ITEM 11 | Executive Compensation | AIG

participants in both the Non-Qualified Retirement Plan and the SERP may receive the formula benefit from the SERP only to the extent that it exceeds the benefit payable from the Non-Qualified Retirement Plan and the Qualified Retirement Plan.

2016 pension benefits. The following table details the accumulated benefits under the pension plans in which each named executive participates. In accordance with SEC rules, these accumulated benefits are presented as if they were payable upon the named executive’s normal retirement at age 65. However, it is important to note that the benefits shown for the named executives are at least partially unvested and could be received at lower levels due to reduced benefits or forfeited entirely if the named executive does not continue to work at AIG for the next several years. As of year-end 2016, none of our current named executives were eligible for early retirement benefits under the Non-Qualified Retirement Plan.

Mr. Herzog was eligible for early retirement benefits under the Non-Qualified Retirement Plan and the AGC Retirement Plan upon his separation from employment on April 8, 2016, with commencement of his benefits delayed six months as required under Section 409A of the Code. Mr. Herzog elected to commence his early retirement benefits under the Qualified Retirement Plan effective May 1, 2016.

Ms. Macia was not vested in or eligible for early retirement benefits under the Qualified or Non-Qualified Retirement Plans upon her separation from employment on March 31, 2016. Ms. Macia forfeited these benefits upon her separation from AIG. Mr. Schreiber was not vested in or eligible for early retirement benefits under the Non-Qualified Retirement Plan or the SERP upon his separation from employment on March 31, 2016. Mr. Schreiber forfeited these benefits upon his separation from AIG. Mr. Schreiber elected to receive his Qualified Retirement Plan benefit effective November 1, 2016 in the form of a lump sum payment. AIG has not granted extra years of credited service under the defined benefit plans described above to any named executive, other than credit for prior service by Mr. Herzog to American General Corporation (as required by Code regulations applicable to plans assumed in acquisitions) and, pursuant to the terms of AIG’s acquisition of First Principles, recognizing prior service by Mr. Dachille to First Principles for purposes of determining vesting and eligibility.

2016 Pension Benefits

Name	Plan Name	Years of Credited Service(1)	Present Value of Accumulated Benefit(2)	Payments During 2016
Peter D. Hancock	Qualified Retirement Plan	5.333	$109,459	$0
	Non-Qualified Retirement Plan	3.000	$139,133	$0

	Total		$248,592	$0

Siddhartha Sankaran	Qualified Retirement Plan	4.583	$57,428	$0
	Non-Qualified Retirement Plan	3.000	$97,667	$0

	Total		$155,095	$0

Douglas A. Dachille	Qualified Retirement Plan	0.333	$14,181	$0
	Non-Qualified Retirement Plan	0.333	$1,998	$0

	Total		$16,179	$0

Kevin T. Hogan	Qualified Retirement Plan	25.917	$607,617	$0
	Non-Qualified Retirement Plan	25.917	$768,948	$0

	Total		$1,376,565	$0

Robert S. Schimek	Qualified Retirement Plan	9.917	$202,258	$0
	Non-Qualified Retirement Plan	6.917	$274,981	$0

	Total		$477,239	$0

Separated during 2016
David L. Herzog	Qualified Retirement Plan	15.917	$0	$385,616
	Non-Qualified Retirement Plan	12.750	$534,750	$168,897
	AGC Retirement Plan	2.917	$0	$231,269

	Total		$534,750	$785,782

AIG | 2016 Form 10-K/A 34

ITEM 11 | Executive Compensation | AIG

Name	Plan Name	Years of Credited Service(1)	Present Value of Accumulated Benefit(2)	Payments During 2016
Seraina Macia	Qualified Retirement Plan	1.083	$0	$0
	Non-Qualified Retirement Plan	1.083	$0	$0

	Total		$0	$0
Brian T. Schreiber	Qualified Retirement Plan	18.083	$0	$328,651
	Non-Qualified Retirement Plan	15.083	$0	$0
	SERP	15.583	$0	$0

	Total		$0	$328,651

(1)

The current named executives had the following years of service with AIG as of December 31, 2016: Mr. Hancock—6.917; Mr. Sankaran—6.167; Mr. Dachille—1.333; Mr. Hogan—27.5; and Mr. Schimek—11.5. As of their respective separation dates, the former named executive officers had the following years of service with AIG: Mr. Herzog—14.75, Ms. Macia—2.417; and Mr. Schreiber—18.917.

Mr. Hancock. Mr. Hancock had fewer years of credited service than actual service under the Qualified Retirement Plan because, at the time he was hired, employees were required to wait a year after commencing employment with AIG before becoming participants in this plan and received credit for service retroactive to six months of employment. Mr. Hancock became a participant in the Qualified Retirement Plan effective March 1, 2011 after he completed one year of service with AIG, with service credited retroactive to September 1, 2010. Mr. Hancock began accruing credited service under the Non-Qualified Retirement Plan on January 1, 2013, the first of the month following December 14, 2012, the end of AIG’s TARP restrictions period. He participates in the Qualified Retirement and Non-Qualified Retirement Plans under the cash balance formula. He began to accrue pay credits under the Non-Qualified Retirement Plan cash balance formula following December 14, 2012, the end of AIG’s TARP restrictions period. The Qualified and Non-Qualified Retirement Plans were frozen effective January 1, 2016 and credited service accruals ceased under these plans as of December 31, 2015.

Mr. Sankaran. Mr. Sankaran had fewer years of credited service than actual service under the Qualified Retirement Plan because, at the time he was hired, employees were required to wait a year after commencing employment with AIG before becoming participants in this plan and received credit for service retroactive to six months of employment. Mr. Sankaran became a participant in the Qualified Retirement Plan effective December 1, 2011 after he completed one year of service with AIG, with service credited retroactive to June 1, 2011. Mr. Sankaran began accruing credited service under the Non-Qualified Retirement Plan on January 1, 2013, the first of the month following December 14, 2012, the end of AIG’s TARP restrictions period. He participates in the Qualified Retirement and Non-Qualified Retirement Plans under the cash balance formula. He began to accrue pay credits under the Non-Qualified Retirement Plan cash balance formula following December 14, 2012, the end of AIG’s TARP restrictions period. The Qualified and Non-Qualified Retirement Plans were frozen effective January 1, 2016 and credited service accruals ceased under these plans as of December 31, 2015.

Mr. Dachille. Mr. Dachille had fewer years of credited service than actual service under the Qualified Retirement Plan and the Non-Qualified Retirement Plan because the plans were frozen effective January 1, 2016 and credited service accruals ceased under these plans as of December 31, 2015. Mr. Dachille became a participant in the Qualified Retirement Plan and the Non-Qualified Retirement Plan effective September 15, 2015, the date he joined AIG. He participates in the Qualified Retirement and Non-Qualified Retirement Plans under the cash balance formula.

Mr. Hogan. Mr. Hogan had fewer years of credited service than actual service under the Qualified Retirement Plan and the Non-Qualified Retirement Plan because, at the time he was hired, employees were required to wait a year after commencing employment with AIG before becoming participants in these plans and received credit for service retroactive to six months of employment. Mr. Hogan was employed by AIG from September 4, 1984 to November 5, 2008 and accrued pension benefits under the Qualified Retirement Plan and the Non-Qualified Retirement Plan during this employment. Mr. Hogan did not receive a distribution from the Qualified Retirement Plan or the Non-Qualified Retirement Plan at the time of his initial resignation. Upon his rehire on October 14, 2013, benefit accruals commenced immediately under the Qualified and Non-Qualified Retirement Plans calculated under the cash balance formula, and prior service, pursuant to the terms of these Plans, was recognized for vesting and eligibility purposes. Mr. Hogan’s credited service under the Non-Qualified Retirement Plan is equal to his credited service under the Qualified Retirement Plan because he was not an employee during the time period in which the freeze on service accrual in the Non-Qualified Retirement Plan was applicable. The Qualified and Non-Qualified Retirement Plans were frozen effective January 1, 2016 and credited service accruals ceased under these plans as of December 31, 2015.

AIG | 2016 Form 10-K/A 35

ITEM 11 | Executive Compensation | AIG

Mr. Schimek. Mr. Schimek had fewer years of credited service than actual service under the Qualified Retirement Plan and Non-Qualified Retirement Plan because, at the time he was hired, employees were required to wait a year after commencing employment with AIG before becoming participants in these plans and received credit for service retroactive to six months of employment. Mr. Schimek became a participant in the Qualified Retirement Plan and Non-Qualified Retirement Plan effective August 1, 2006 after he completed one year of service with AIG, with service credited retroactive to February 1, 2006. Mr. Schimek’s credited service under the Non-Qualified Retirement Plan is less than his credited service under the Qualified Retirement Plan due to the freeze on service accruals in the Non-Qualified Retirement Plan. He participates in the Qualified Retirement Plan and Non-Qualified Retirement Plan under the cash balance formula. Mr. Schimek resumed accrual of pay credits under the Non-Qualified Retirement Plan cash balance formula following December 14, 2012, the end of AIG’s TARP restrictions period and resumed accruing credited service under the Non-Qualified Retirement Plan on January 1, 2013. The Qualified and Non-Qualified Retirement Plans were frozen effective January 1, 2016 and credited service accruals ceased under these plans as of December 31, 2015.

Mr. Herzog. Under the Qualified Retirement and Non-Qualified Retirement Plans, Mr. Herzog received credit for his service retroactive to his date of hire at American General Corporation, which was acquired by AIG in August 2001. Under the Qualified Retirement Plan, Mr. Herzog had more years of credited service than actual service because that plan provided credit for years of employment with American General Corporation before its acquisition by AIG. Under the Non-Qualified Retirement Plan, Mr. Herzog’s credited service is less than his credited service under the Qualified Retirement Plan due to the freeze on service accruals in the Non-Qualified Retirement Plan. He participated in the Qualified Retirement and Non-Qualified Retirement Plans under the cash balance formula. Mr. Herzog began to accrue pay credits under the Non-Qualified Retirement Plan cash balance formula following December 14, 2012, the end of AIG’s TARP restrictions period, and resumed accruing credited service under the Non-Qualified Retirement Plan on January 1, 2013. Mr. Herzog’s benefit under the AGC Retirement Plan was frozen at December 31, 2002. The Qualified and Non-Qualified Retirement Plans were frozen effective January 1, 2016 and credited service accruals ceased under these plans as of December 31, 2015. For Mr. Herzog, years of credited service and pension values reflect the values as of his separation date of April 8, 2016.

Ms. Macia. Ms. Macia had fewer years of credited service than actual service under the Qualified Retirement Plan and the Non-Qualified Retirement Plan because, at the time she was hired, employees were required to wait a year after commencing employment with AIG before becoming participants in these plans. Ms. Macia became a participant in the Qualified Retirement Plan and the Non-Qualified Retirement Plan effective December 1, 2014 after she completed one year of service with AIG. She participated in the Qualified Retirement and Non-Qualified Retirement Plans under the cash balance formula. The Qualified and Non-Qualified Retirement Plans were frozen effective January 1, 2016 and credited service accruals ceased under these plans as of December 31, 2015. For Ms. Macia, years of credited service and pension values reflect the values as of her separation date of March 31, 2016.

Mr. Schreiber. Mr. Schreiber had fewer years of credited service than actual service under the Qualified Retirement Plan and Non-Qualified Retirement Plan because, at the time he was hired, employees were required to wait a year after commencing employment with AIG before becoming participants in these plans and received credit for service retroactive to six months of employment. Mr. Schreiber became a participant in the Qualified Retirement Plan and Non-Qualifed Retirement Plan effective June 1, 1998 after he completed one year of service with AIG, with service credited retroactive to December 1, 1997. Mr. Schreiber’s credited service under the Non-Qualified Retirement Plan is less than his credited service under the Qualified Retirement Plan due to the freeze on service accrual in the Non-Qualified Retirement Plan. He participated in the Qualified Retirement Plan and Non-Qualified Retirement Plan under the cash balance formula. Mr. Schreiber resumed accrual of pay credits under the Non-Qualified Retirement Plan cash balance formula following December 14, 2012, the end of AIG’s TARP restrictions period. The Qualified and Non-Qualified Retirement Plans were frozen effective January 1, 2016 and credited service accruals ceased under these plans as of December 31, 2015. For Mr. Schreiber, years of credited service and pension values reflect the values as of his separation date of March 31, 2016.

(2)

The actuarial present values of the accumulated benefits are based on service and earnings as of December 31, 2016 (the pension plan measurement date for purposes of AIG’s financial statement reporting), with the exception of Messrs. Herzog and Schreiber and Ms. Macia, whose values reflect their separation dates. The actuarial present values of the accumulated benefits under the Qualified Retirement Plan and the Non-Qualified Retirement Plan are calculated based on payment of a life annuity beginning at age 65, or current age if older, consistent with the assumptions described in Note 21 to the Consolidated Financial Statements included in AIG’s 2016 Annual Report on Form 10-K. As described in that Note, the discount rate assumption is 4.15 percent for the Qualified Retirement Plan. The discount rate assumption is 4.03 percent for the Non-Qualified Retirement Plan and 3.87 percent for the AGC Retirement Plan. The mortality assumptions are based on the RP-2014 annuitant white collar mortality table projected using the AIG improvement scale.

AIG | 2016 Form 10-K/A 36

ITEM 11 | Executive Compensation | AIG

As a result of the TARP restrictions on executive compensation, benefit accruals in the Non-Qualified Retirement Plan ceased on October 22, 2009 for Mr. Herzog and on December 11, 2009 for Messrs. Schimek and Schreiber. Benefit accruals in the SERP also ceased on December 11, 2009 for Mr. Schreiber. None of our other named executives participate in the SERP. The TARP-related freeze on benefit accruals in the Non-Qualified Retirement Plan and SERP ended on December 14, 2012. Messrs. Dachille and Hogan and Ms. Macia were not employed by AIG during the TARP-related freeze period, and Messrs. Hancock and Sankaran did not begin accruing pay credits under the Non-Qualified Retirement Plan until December 14, 2012. We are not permitted to restore service for benefit accruals for the length of time during which these executives were subject to the TARP-related freeze.

The Non-Qualified Retirement Plan and SERP benefits for these participants, if eligible, are equal to the lesser of the frozen Non-Qualified Retirement Plan and SERP benefit (excluding service and earnings during the period in which benefit accruals were frozen due to the TARP restrictions) or the Non-Qualified Retirement Plan and SERP benefit without taking into account the TARP-related freeze on service accruals. Vesting is determined in the Non-Qualified Retirement Plan and the SERP based on age and years of service as of the executive’s actual retirement date. Early retirement reduction factors are based on age at the executive’s actual retirement date and years of credited service excluding credited service during the period in which benefit accruals were frozen due to the TARP restrictions. Participants will continue to receive service credit on and after the January 1, 2016 freeze date in determining age and length of service for both vesting and early retirement subsidies.

Mr. Herzog. Mr. Herzog’s AGC Retirement Plan benefit was frozen as of December 31, 2002 following AIG’s acquisition of American General Corporation.

Nonqualified Deferred Compensation

In 2008, AIG paid out the entire account balances of most participants and terminated future participation in a number of its nonqualified deferred compensation plans, including the Executive Deferred Compensation Plan (EDCP), in which designated key employees were eligible to participate. However, for certain current and former employees on December 31, 2008, including Mr. Herzog, payments of account balances were not accelerated. Mr. Herzog participated in the EDCP. In addition, Mr. Herzog participated in the American General Supplemental Thrift Plan (AG Supplemental Thrift Plan) as a result of his employment by American General Corporation prior to its acquisition by AIG.

AIG | 2016 Form 10-K/A 37

ITEM 11 | Executive Compensation | AIG

Executive Deferred Compensation Plan. Participants in the EDCP were able to defer cash compensation up to a maximum of $300,000 per year. Amounts deferred under the EDCP were credited with earnings based on the returns of a small number of mutual funds. In 2016, based on the performance of these funds, Mr. Herzog experienced a return of approximately 7.85 percent. Amounts deferred during each year, and earnings thereon, will be distributed in accordance with a participant’s prior decision to receive installments over a period of five or ten years or in a lump sum payment following termination of employment after reaching age 60. A participant whose employment terminates before reaching age 60 must receive his or her account balance in a lump sum payment. Mr. Herzog’s separation from AIG occurred prior to his reaching age 60, and accordingly, he received his account balance in a lump sum payment, credited with earnings or losses based on the returns of the mutual funds, after a six-month delay required under Section 409A of the Code. Balances under the plans in which the named executives participated are detailed in the following table.

2016 Nonqualified Deferred Compensation

Name	Executive Contributions	AIG Contributions	Aggregate Earnings	Distributions	Aggregate Balance at Year-End 2016
Peter D. Hancock	$0	$0	$0	$0	$0

Siddhartha Sankaran	$0	$0	$0	$0	$0

Douglas A. Dachille	$0	$0	$0	$0	$0

Kevin T. Hogan	$0	$0	$0	$0	$0

Robert S. Schimek	$0	$0	$0	$0	$0

Separated during 2016
David L. Herzog
EDCP	$0	$0	$46,607	$640,430	$0
AG Supplemental Thrift Plan	$0	$0	$505	$22,933	$0	(1)
Total			$47,112	$663,363	$0

Seraina Macia	$0	$0	$0	$0	$0

Brian T. Schreiber	$0	$0	$0	$0	$0

(1)

Represents Mr. Herzog’s balances under the AG Supplemental Thrift Plan and contributions made to this plan prior to AIG’s acquisition of American General Corporation. Mr. Herzog received a lump sum distribution from this plan after his separation from AIG and election to receive a lump sum distribution from AIG’s 401(k) plan. This plan provides a return based on Prime plus 1 percent, which resulted in a rate of return of approximately 2.25 percent in 2016.

AIG | 2016 Form 10-K/A 38

ITEM 11 | Executive Compensation | AIG

POTENTIAL PAYMENTS ON TERMINATION

Executive Severance Plan. As previously discussed, AIG maintains the 2012 Executive Severance Plan (the 2012 ESP) for AIG executives in grade level 27 or above, including the current named executives, and executives who participated in AIG’s prior executive severance plan (Prior Participants).

Severance benefits. The 2012 ESP provides for severance payments and benefits upon a termination by AIG without “Cause” or by a qualifying executive (including Messrs. Hancock, Sankaran, Dachille, Hogan and Schimek) for “Good Reason,” including, for qualifying executives, after a “Change in Control.” In the event of a qualifying termination, subject to the participant’s execution of a release of claims and agreement to abide by certain restrictive covenants, a participant is generally eligible to receive:

•

For terminations on and after April 1 of the termination year, a prorata annual short-term incentive for the year of termination based on the participant’s target amount and actual company (and/or, if applicable, business unit or function) performance, paid at the same time as such short-term incentives are regularly paid to similarly situated active employees; and

•

Severance in an amount equal to the product of a multiplier times the sum of base salary and the average amount of short-term incentive paid for the preceding three completed calendar years. The multiplier is either 1 or 1.5 depending on the executive’s grade level and increases to 1.5 or 2 for qualifying terminations within two years following a Change in Control. Each of Messrs. Hancock, Sankaran, Dachille, Hogan and Schimek is eligible for the higher multipliers.

If the qualifying termination occurs within twelve months after experiencing a reduction in base salary or annual short-term incentive, the payments described above are calculated as if the qualifying termination occurred immediately prior to the reduction.

However, in any event, Prior Participants in grade level 27 or above, which includes Messrs. Hancock, Sankaran and Schimek, may not receive less than the severance they would have received under the prior plan. Severance generally will be paid in a lump sum. Participants are entitled to continued health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), a $40,000 payment that may be applied towards continued health coverage and life insurance and one year of additional age and service under AIG’s non-qualified pension plans and AIG Medical Plan solely for purposes of determining vesting and eligibility, not benefit accruals. The one year of additional age and service is also used for the purpose of determining eligibility to enroll in retiree medical coverage.

Restrictive covenants. Pursuant to the release of claims that each participant must execute to receive benefits under the 2012 ESP, each participant is generally prohibited from:

•	Engaging in, being employed by, rendering services to or acquiring financial interests in certain businesses that are competitive with AIG for a period of six months after termination;

•	Interfering with AIG’s business relationships with customers, suppliers or consultants for a period of six months after termination;

•	Soliciting or hiring AIG employees for a period of one year after termination; and

•	Disclosing AIG’s confidential information at any time following termination.

Definitions. Under the 2012 ESP:

•	“Cause” generally means

•

the participant’s conviction, whether following trial or by plea of guilty or nolo contendere (or similar plea), in a criminal proceeding (A) on a misdemeanor charge involving fraud, false statements or misleading omissions, wrongful taking, embezzlement, bribery, forgery, counterfeiting or extortion, (B) on a felony charge or (C) on an equivalent charge to those in clauses (A) and (B) in jurisdictions which do not use those designations;

•	the participant’s engagement in any conduct which constitutes an employment disqualification under applicable law (including statutory disqualification as defined under the Exchange Act);

•

the participant’s violation of any securities or commodities laws, any rules or regulations issued pursuant to such laws, or the rules and regulations of any securities or commodities exchange or association of which AIG or any of its subsidiaries or affiliates is a member; or

•	the participant’s material violation of AIG’s codes of conduct or any other AIG policy as in effect from time to time.

AIG | 2016 Form 10-K/A 39

ITEM 11 | Executive Compensation | AIG

•	“Change in Control” generally means

•

individuals who, on the effective date of the 2012 ESP, constitute the Board of Directors of AIG (or subsequent directors whose election or nomination was approved by a vote of at least two-thirds of such directors, including by approval of the proxy statement in which such person is named as a nominee for director) cease for any reason to constitute at least a majority of the Board;

•

any person is or becomes a beneficial owner of 50 percent or more of AIG’s voting securities (for this purpose, person is as defined in Section 3(a)(9) of the Exchange Act and as used in Sections 13(d)(3) and 14(d)(2) of the Exchange Act);

•

consummation of a merger, consolidation, statutory share exchange or similar form of corporate transaction involving AIG that results in any person becoming the beneficial owner of 50 percent or more of the total voting power of the outstanding voting securities eligible to elect directors of the entity resulting from such transaction;

•	a sale of all or substantially all of AIG’s assets; or

•	AIG’s stockholders approve a plan of complete liquidation or dissolution of AIG.

•	“Good Reason” generally means a reduction of more than 20 percent in the participant’s annual target direct compensation.

Treatment of LTI Awards. Since 2013, LTI awards have been issued under the 2013 Long Term Incentive Plan, which provides for accelerated vesting of outstanding PSUs in certain termination scenarios. In the case of a participant’s involuntary termination without Cause (defined in the same manner as in the 2012 ESP as set forth above), retirement or disability, or if the participant experiences a qualifying resignation after the first year of a performance period (e.g., on or after January 1, 2017 for the 2016–2018 performance period), the participant’s award will vest and earned PSUs (if any) will be determined based on actual performance for the whole performance period, and be delivered on the normal settlement schedule. Retirement requires attainment of age 60 with five years of service or attainment of age 55 with ten years of service, and a qualifying resignation requires attainment of both (1) age 50 with at least five years of service and (2) age plus years of service equal to at least 60. In the case of a participant’s death during or prior to adjudication for a performance period or involuntary termination without Cause within 24 months following a Change in Control (defined in the same manner as in the 2012 ESP as set forth above) during a performance period, an amount equal to the participant’s target amount of PSUs (unless the Committee determines to use actual performance through the date of the Change in Control) will vest and be delivered to the participant by the later of the end of the calendar year or two and a half months following death or termination.

Quantification of Termination Payments and Benefits. Our former named executive officers are not included in the Termination Payments and Benefits table below because they were not employed by us on December 31, 2016. Below are the benefits each of our former named executive officers received upon his or her separation from employment.

Mr. Herzog. Mr. Herzog separated from AIG on April 8, 2016, and was entitled to termination without cause benefits under the 2012 ESP. Upon separation, he received a lump sum severance payment of $6,173,333 and was entitled to a lump sum payment of $40,000 that may be applied towards continued health coverage and life insurance. For 2016, Mr. Herzog earned a prorata short-term incentive award of $200,000, 100 percent of which was vested and paid in March 2017.

Mr. Herzog’s outstanding 2013 LTI, 2014 LTI, 2015 LTI and 2016 LTI awards vested upon his separation. Mr. Herzog’s earned but unpaid 2013 LTI and 2014 LTI awards will be paid on the normal payment schedule applicable to all 2013 and 2014 LTI award recipients. PSUs earned under the 2015 and 2016 LTI awards, if any, will be based on actual performance following the applicable performance period and paid on the normal payment schedule applicable to all 2015 and 2016 LTI award recipients. Mr. Herzog’s 2015 LTI and 2016 LTI award amounts also include additional PSUs accrued in respect of dividend equivalent rights, which are subject to the same vesting and performance conditions as the related PSUs and are paid when such related earned shares (if any) are delivered.

Mr. Herzog’s severance payments and benefits are subject to his release of claims against AIG and restrictive covenants, as described above in “—Executive Severance Plan—Restrictive Covenants.”

Ms. Macia. Ms. Macia separated from AIG on March 31, 2016, and was entitled to termination without cause benefits under the 2012 ESP. Upon separation, she received a lump sum severance payment of $3,000,000 and was entitled to a lump sum payment of $40,000 that may be applied towards continued health coverage and life insurance. For 2016, Ms. Macia earned a prorata short-term incentive award of $170,000, 100 percent of which was vested and paid in March 2017.

AIG | 2016 Form 10-K/A 40

ITEM 11 | Executive Compensation | AIG

Ms. Macia’s outstanding 2014 LTI and 2015 LTI awards vested upon her separation. Ms. Macia’s earned but unpaid 2014 awards will be paid on the normal payment schedule applicable to all 2014 LTI award recipients. PSUs earned under the 2015 LTI award, if any, will be based on actual performance following the performance period and paid on the normal payment schedule applicable to all 2015 LTI award recipients. Ms. Macia’s 2015 LTI award amount also includes additional PSUs accrued in respect of dividend equivalent rights, which are subject to the same vesting and performance conditions as the related PSUs and are paid when such related earned shares (if any) are delivered. In lieu of a 2016 LTI award, Ms. Macia received a lump sum payment of $1,800,000.

Ms. Macia’s severance payments and benefits are subject to her release of claims against AIG and restrictive covenants, as described above in “—Executive Severance Plan—Restrictive Covenants.”

Mr. Schreiber. Mr. Schreiber separated from AIG on March 31, 2016, and was entitled to termination without cause benefits under the 2012 ESP. Upon separation, he received a lump sum severance payment of $5,999,250 and was entitled to a lump sum payment of $40,000 that may be applied towards continued health coverage and life insurance. For 2016, Mr. Schreiber earned a prorata short-term incentive award of $175,000, 100 percent of which was vested and paid in March 2017.

Mr. Schreiber’s outstanding 2013 LTI, 2014 LTI and 2015 LTI awards vested upon his separation. Mr. Schreiber’s earned but unpaid 2013 and 2014 awards will be paid on the normal payment schedule applicable to all 2013 and 2014 LTI award recipients. PSUs earned under the 2015 LTI award, if any, will be based on actual performance following the performance period and paid on the normal payment schedule applicable to all 2015 LTI award recipients. Mr. Schreiber’s 2015 LTI award amount also includes additional PSUs accrued in respect of dividend equivalent rights, which are subject to the same vesting and performance conditions as the related PSUs and are paid when such related earned shares (if any) are delivered. In lieu of a 2016 LTI award, Mr. Schreiber received a lump sum payment of $3,300,000.

Mr. Schreiber’s severance payments and benefits are subject to his release of claims against AIG and restrictive covenants, as described above in “—Executive Severance Plan—Restrictive Covenants.”

The following table sets forth the compensation and benefits that would have been provided to each of the current named executives if he had been terminated on December 31, 2016 under the circumstances indicated (including following a Change in Control).

AIG | 2016 Form 10-K/A 41

ITEM 11 | Executive Compensation | AIG

Termination Payments and Benefits for the Current Named Executive Officers as of December 31, 2016

Name	Annual Short-Term Incentive(1)	Severance(2)	Medical and Life Insurance(3)	Pension Plan Credit(4)	Unvested Options(5)	Unvested Stock Awards(6)	Total
Peter D. Hancock
By AIG for “Cause”	$0	$0	$0	$0	$0	$0	$0
By AIG w/o “Cause”	$0	$9,528,890	$40,000	$0	$0	$38,307,711	$47,876,601
By Executive w/o Good Reason	$0	$0	$0	$0	$0	$27,928,907	$27,928,907
By Executive with Good Reason	$0	$9,528,890	$40,000	$0	$0	$27,928,907	$37,497,797
Qualifying Termination following a Change in Control(7)	$0	$9,528,890	$40,000	$0	$0	$38,307,711	$47,876,601
Death	$0	$0	$0	$3,918	$0	$38,125,953	$38,129,871
Disability(8)	$0	$0	$0	$0	$0	$38,307,711	$38,307,711
Retirement	$0	$0	$0	$0	$0	$0	$0
Siddhartha Sankaran
By AIG for “Cause”	$0	$0	$0	$0	$0	$0	$0
By AIG w/o “Cause”	$680,000	$5,146,511	$40,000	$0	$0	$11,270,220	$17,136,731
By Executive w/o Good Reason	$0	$0	$0	$0	$0	$0	$0
By Executive with Good Reason	$680,000	$5,146,511	$40,000	$0	$0	$0	$5,866,511
Qualifying Termination following a Change in Control(7)	$680,000	$5,146,511	$40,000	$0	$0	$11,270,220	$17,136,731
Death	$680,000	$0	$0	$57,717	$0	$11,223,066	$11,960,783
Disability(8)	$680,000	$0	$0	$0	$0	$11,270,220	$11,950,220
Retirement	$0	$0	$0	$0	$0	$0	$0
Douglas A. Dachille
By AIG for “Cause”	$0	$0	$0	$232	$0	$0	$232
By AIG w/o “Cause”	$800,000	$3,840,000	$40,000	$232	$0	$9,423,057	$14,103,289
By Executive w/o Good Reason	$0	$0	$0	$232	$0	$0	$232
By Executive with Good Reason	$800,000	$3,840,000	$40,000	$232	$0	$0	$4,680,232
Qualifying Termination following a Change in Control(7)	$800,000	$5,120,000	$40,000	$232	$0	$9,423,057	$15,383,289
Death	$800,000	$0	$0	$2,630	$0	$9,423,057	$10,225,687
Disability(8)	$800,000	$0	$0	$0	$0	$9,423,057	$10,223,057
Retirement	$0	$0	$0	$232	$0	$0	$232
Kevin T. Hogan
By AIG for “Cause”	$0	$0	$0	$0	$0	$0	$0
By AIG w/o “Cause”	$760,000	$4,070,375	$40,000	$0	$0	$18,246,896	$23,117,271
By Executive w/o Good Reason	$0	$0	$0	$0	$0	$13,690,413	$13,690,413
By Executive with Good Reason	$760,000	$4,070,375	$40,000	$0	$0	$13,690,413	$18,560,788
Qualifying Termination following a Change in Control(7)	$760,000	$5,427,167	$40,000	$0	$0	$18,246,896	$24,474,063
Death	$760,000	$0	$0	$0	$0	$18,152,261	$18,912,261
Disability(8)	$760,000	$0	$0	$0	$0	$18,246,896	$19,006,896
Retirement	$0	$0	$0	$0	$0	$0	$0
Robert S. Schimek
By AIG for “Cause”	$0	$0	$0	$0	$0	$0	$0
By AIG w/o “Cause”	$700,000	$5,579,444	$40,000	$0	$0	$11,842,989	$18,162,433
By Executive w/o Good Reason	$0	$0	$0	$0	$0	$7,413,077	$7,413,077
By Executive with Good Reason	$700,000	$5,579,444	$40,000	$0	$0	$7,413,077	$13,732,521
Qualifying Termination following a Change in Control(7)	$700,000	$5,579,444	$40,000	$0	$0	$11,842,989	$18,162,433
Death	$700,000	$0	$0	$0	$0	$11,795,443	$12,495,443
Disability(8)	$700,000	$0	$0	$0	$0	$11,842,989	$12,542,989
Retirement	$0	$0	$0	$0	$0	$0	$0

(1)

These amounts represent annual short-term incentive payments for which the named executives would have been eligible pursuant to the 2012 ESP had they been terminated on December 31, 2016. Under the 2012 ESP, earned short-term incentives are prorated based on the number of full months the executive was employed in the

AIG | 2016 Form 10-K/A 42

ITEM 11 | Executive Compensation | AIG

termination year. Except in the case of death, these short-term incentive payments are based on the named executive’s target amount and actual company performance and paid at the same time such short-term incentives are regularly paid to similarly situated active employees. In the case of death, a named executive’s short-term incentive payment is based on his or her target amount and paid as soon as administratively possible after the date of death (but in no event later than March 15th of the following year). These amounts would have been solely in lieu of, and not in addition to, the annual short-term incentives for 2016 actually paid to the named executives as reported in the 2016 Summary Compensation Table.

(2)	Severance would have been paid as a lump sum cash payment as soon as practicable and in no event later than 60 days following the termination date.

(3)

The amounts in this column reflect a lump sum payment of $40,000 that can be used to pay for continued healthcare and life insurance coverage following a qualifying termination. None of the current named executives are eligible for company-subsidized retiree medical benefits. The amounts do not include medical and life insurance benefits upon permanent disability or death to the extent that they are generally available to all salaried employees. All of the current named executives are eligible participants under the AIG medical and life insurance plans.

(4)

The amount shown for all of the termination events is the increase, if any, above the accumulated value of pension benefits shown in the 2016 Pension Benefits table, calculated using the same assumptions. Where there is no increase in value, the amount shown in this column is zero.

In the event of termination as a result of death, the beneficiaries of the named executives or their estates would have received benefits under AIG’s pension plans. The death benefit payable to a vested participant’s designated beneficiary under the Qualified Retirement Plan and the Non-Qualified Retirement Plan generally equals the participant’s lump sum benefit or cash balance account pursuant to the plan provisions applicable to all salaried employees. The death benefits for the named executives are calculated using the actual dates of birth for these individuals’ spouses, and generally are less than the amounts shown in the 2016 Pension Benefits table on a present value basis. In the event of termination as a result of disability, the named executives would have received benefits under AIG’s pension plans. The amounts in this column for termination due to permanent disability represent the increase in the present value, if any, of the named executive’s accumulated pension benefits attributed to interest credits, which continue to accrue on existing cash balance accounts, and service credits, for purposes of vesting and early retirement eligibility subsidies, that would accrue during a period of disability pursuant to the plan provisions applicable to all salaried employees.

All termination benefits, except disability benefits, are assumed to commence at the earliest permissible retirement date. Disability benefits are assumed to commence at age 65.

For information on pension benefits generally, see “—Post-Employment Compensation—Pension Benefits.”

(5)	No options that become exercisable on retirement, death or permanent disability were in the money as of December 31, 2016.

(6)

The amounts in this column represent the total market value (based on the closing sale price on the NYSE of $65.31 on December 30, 2016) of shares of AIG Common Stock underlying unvested equity-based awards as of December 31, 2016.

For the 2013 LTI awards, the amounts in this column include the remaining two-thirds of the named executive’s actual earned PSUs for the 2013–2015 performance period (as determined by the Committee in the first quarter of 2016 and described under “—Compensation Discussion and Analysis—Earned 2013 Long-Term Incentive Awards”) in the case of a named executive’s involuntary termination without Cause, involuntary termination without Cause within 24 months following a Change in Control, retirement or disability, or if the named executive experienced a qualifying resignation.

For the 2014 LTI awards, the amounts in this column include the named executive’s actual earned PSUs for the 2014–2016 performance period (as determined by the Committee in the first quarter of 2017 and described under “—Compensation Discussion and Analysis—Adjudication of 2014 Long-Term Incentive Awards”) in the case of a named executive’s involuntary termination without Cause, involuntary termination without Cause within 24 months following a Change in Control, retirement or disability, or if the named executive experienced a qualifying resignation. In the case of death, the amounts reflect the target amount of PSUs under each named executive’s 2014 LTI award.

In addition, the amounts in this column include, for all of the named executives, the outstanding PSUs granted under the 2015 LTI and 2016 LTI awards assuming target performance, except that the amounts shown for a termination by executive with or without Good Reason for Messrs. Hancock, Hogan and Schimek include only 2015 LTI awards that are eligible for qualifying resignation treatment under the 2013 Long Term Incentive Plan. Qualifying resignation

AIG | 2016 Form 10-K/A 43

ITEM 11 | Executive Compensation | AIG

treatment is only available upon a voluntary termination after the first year of a performance period for participants who meet the age and years of service requirements. For the 2015 LTI and 2016 LTI awards, the actual number of PSUs (if any) vesting upon a qualifying termination by AIG without Cause, by executive with or without Good Reason, disability, retirement and, in certain circumstances, following a Change in Control, would be based on actual performance. 2015 LTI and 2016 LTI award amounts also include additional PSUs accrued in respect of dividend equivalent rights, which are subject to the same vesting and performance conditions as the related PSUs and are paid when such related earned shares (if any) are delivered.

(7)

Under the 2012 ESP, includes a termination by AIG without Cause or by the executive for Good Reason within 24 months following a Change in Control. Under the 2013 LTI, 2014 LTI, 2015 LTI and 2016 LTI awards, includes only termination by AIG without Cause within 24 months following a Change in Control, with the amount of PSUs vesting shown at the remaining two-thirds of the actual amounts earned for the 2013 LTI awards (as determined by the Committee in the first quarter of 2016 and described under “—Compensation Discussion and Analysis—Earned 2013 Long-Term Incentive Awards”), at the actual amounts earned for the 2014 LTI awards (as determined by the Committee in the first quarter of 2017 and described under “—Compensation Discussion and Analysis—Adjudication of 2014 Long-Term Incentive Awards”) and at target for the 2015 LTI and 2016 LTI awards. However, with respect to the 2015 LTI and 2016 LTI awards, for a Change in Control that occurs following a performance period, the actual PSUs vesting, if any, would be based on actual performance, and for a Change in Control that occurs during a performance period, the Committee may determine to use actual performance through the date of the Change in Control rather than target performance to determine the actual PSUs vesting, if any.

(8)	Amounts shown in this row represent the amounts the executive would be entitled to receive upon qualifying for benefits under AIG’s long-term disability plan.

Transition Arrangements for our Chief Executive Officer

As disclosed on AIG’s Current Report on Form 8-K dated March 17, 2017, upon the Committee’s recommendation, the Board approved a letter agreement between AIG and Mr. Hancock that provides that Mr. Hancock will continue to serve as President, Chief Executive Officer and director until a successor has been appointed or, if earlier, December 31, 2017 (the Transition Period). Upon his separation from AIG, Mr. Hancock will receive benefits consistent with a termination without Cause under the 2012 ESP, as generally reflected in the “Termination Payments and Benefits for the Current Named Executive Officers as of December 31, 2016” table above. Mr. Hancock’s severance payments and benefits will be subject to his release of claims against AIG and restrictive covenants, as described above in “—Executive Severance Plan—Restrictive Covenants.” In consideration of his service during the Transition Period, Mr. Hancock also will be eligible to receive a cash payment of $5,000,000 for service through the Transition Period and will continue to receive his normal 2017 compensation, including short-term and long-term incentive award opportunities.

AIG | 2016 Form 10-K/A 44

ITEM 11 | Executive Compensation | AIG

COMPENSATION OF DIRECTORS

The following table describes the compensation structure for AIG’s non-management directors in 2016.

Compensation Structure for Non-Management Directors

Base Annual Retainer
Cash Retainer	$ 150,000
Deferred Stock Units (DSUs) Award	$ 130,000

Annual Independent Chairman Cash Retainer	$ 260,000

Annual Committee Chair Retainers
Audit Committee	$ 40,000
Risk and Capital Committee	$ 40,000
Compensation and Management Resources Committee	$ 30,000
Other Committees	$ 20,000

Non-management directors can elect to receive annual retainer amounts and Committee retainer amounts in the form of DSUs and are also eligible for the AIG Matching Grants Program on the same terms and conditions that apply to AIG employees. Each DSU provides that one share of AIG Common Stock will be delivered when a director ceases to be a member of the Board and includes dividend equivalent rights that entitle the director to a quarterly payment, in the form of DSUs, equal to the amount of any regular quarterly dividend that would have been paid by AIG if the shares of AIG Common Stock underlying the DSUs had been outstanding. DSUs are granted under the American International Group, Inc. 2013 Omnibus Incentive Plan.

Under director stock ownership guidelines, non-management directors should own a number of shares of AIG Common Stock (including deferred stock and DSUs) with a value equal to at least five times the annual retainer for non-management directors.

Mr. Hancock did not receive any compensation for service as a director.

FW Cook provided advice to the Nominating and Corporate Governance Committee with respect to AIG director compensation and related market practices.

The following table contains information with respect to the compensation of the individuals who served as non-management directors of AIG for all or part of 2016.

2016 Non-Management Director Compensation

Non-Management Members of the Board in 2016	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation(3)	Total
W. Don Cornwell	$180,000	$129,995	$10,000	$319,995
Peter R. Fisher	$150,000	$129,995	$0	$279,995
John H. Fitzpatrick	$190,000	$129,995	$0	$319,995
William G. Jurgensen	$190,000	$129,995	$0	$319,995
Christopher S. Lynch	$150,000	$129,995	$0	$279,995
Samuel J. Merksamer	$95,192	$129,995	$0	$225,187
George L. Miles, Jr.	$150,000	$129,995	$10,000	$289,995
Henry S. Miller	$150,000	$129,995	$10,000	$289,995
Robert S. Miller	$150,000	$129,995	$10,000	$289,995
Linda A. Mills	$150,000	$129,995	$10,000	$289,995
Suzanne Nora Johnson	$170,000	$129,995	$10,000	$309,995
John A. Paulson	$95,192	$129,995	$0	$225,187
Ronald A. Rittenmeyer	$170,000	$129,995	$0	$299,995
Douglas M. Steenland	$410,000	$129,995	$0	$539,995
Theresa M. Stone	$170,000	$129,995	$10,000	$309,995

AIG | 2016 Form 10-K/A 45

ITEM 11 | Executive Compensation | AIG

(1)

This column represents annual retainer fees and Committee Chair retainer fees. For Messrs. Merksamer and Paulson, the amounts include prorated annual retainer fees for their service as directors from the date of the 2016 Annual Meeting.

(2)	This column represents the grant date fair value of DSUs granted in 2016 to directors, based on the closing sale price of AIG Common Stock on the date of grant.

(3)	This column represents charitable contributions by AIG under AIG’s Matching Grants Program.

The following table sets forth information with respect to the option and stock awards outstanding at December 31, 2016 for the non-management directors of AIG.

Stock and Option Awards Outstanding at December 31, 2016

Non-Management Members of the Board in 2016	Option Awards(1)	Deferred Stock(2)	Deferred Stock Units(3)
W. Don Cornwell	0	0	13,159
Peter R. Fisher	0	0	6,570
John H. Fitzpatrick	0	0	12,044
William G. Jurgensen	0	0	8,629
Christopher S. Lynch	0	0	13,307
Samuel J. Merksamer	0	0	2,349
George L. Miles, Jr.	0	90	13,570
Henry S. Miller	0	0	13,307
Robert S. Miller	0	0	13,307
Linda A. Mills	0	0	4,070
Suzanne Nora Johnson	0	0	16,531
John A. Paulson	0	0	3,368
Ronald A. Rittenmeyer	0	0	13,307
Douglas M. Steenland	0	0	13,307
Theresa M. Stone	0	0	18,997

(1)	There are no outstanding option awards.

(2)	No deferred stock was awarded in 2016. Deferred stock shown was awarded in 2007 and prior years. Receipt of deferred stock is deferred until the director ceases to be a member of the Board.

(3)

DSUs shown include DSUs awarded in 2016 and prior years, director’s fees deferred into DSUs and DSUs awarded as dividend equivalents. Receipt of shares of AIG Common Stock underlying DSUs is deferred until the director ceases to be a member of the Board. DSUs granted prior to April 2010 were granted under the Amended and Restated 2007 Stock Incentive Plan (2007 Stock Incentive Plan). DSUs granted after April 2010 and prior to May 15, 2013 were granted under the 2010 Stock Incentive Plan and DSUs granted commencing on or after May 15, 2013 were granted under the 2013 Omnibus Incentive Plan.

COMPENSATION AND MANAGEMENT RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During his or her service on the Compensation and Management Resources Committee, no member served as an officer or employee of AIG at any time or had any relationship with AIG requiring disclosure as a related-party transaction under SEC rules. During 2016, none of AIG’s executive officers served as a director of another entity, one of whose executive officers served on the Compensation and Management Resources Committee; and none of AIG’s executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as a member of the Board of Directors of AIG.

AIG | 2016 Form 10-K/A 46

ITEM 11 | Executive Compensation | AIG

NON-GAAP FINANCIAL MEASURES

Certain of the operating performance measurements used by AIG management are “non-GAAP financial measures” under SEC rules and regulations. GAAP is the acronym for “accounting principles generally accepted in the United States.” The non-GAAP financial measures presented may not be comparable to similarly named measures reported by other companies.

Short-Term Incentive Performance

•	Normalized insurance company pre-tax operating income is Insurance company pre-tax operating income as adjusted by the Insurance Company Normalizations (defined below).

•

Insurance company pre-tax operating income is the sum of the Pre-tax operating income (defined below) for the Commercial Insurance and Consumer Insurance segments, Institutional Markets, United Guaranty and Fuji Life in the Other Operations Category, as well as certain Legacy Life businesses previously categorized as Insurance Operations. Pre-tax operating income is derived by excluding the following items from Pre-tax income: changes in fair values of securities used to hedge guaranteed living benefits; net realized capital gains and losses; changes in benefit reserves and deferred policy acquisition costs (DAC), value of business acquired (VOBA) and sales inducement assets (SIA) related to net realized capital gains and losses; other income and expense—net; net loss reserve discount benefit (charge); and non-operating litigation reserves and settlements.

•

Insurance Company Normalizations are normalizations for variance from expectations with respect to severance costs, acceleration of incentive vesting for terminations, fluctuations in compensation expense associated with changes in the share price of AIG Common Stock, direct marketing expenses, acquisition costs, alternative investment returns, fair value option asset returns, natural catastrophe losses different from the budgeted modeled average annual losses and the impact of foreign exchange rates.

•

Normalized return on equity (excluding accumulated other comprehensive income and deferred tax assets) is (i) After-tax operating income attributable to AIG (defined below), adjusted by the tax adjusted ROE Normalizations (defined below), divided by (ii) average Shareholders’ equity, adjusted to exclude the average accumulated other comprehensive income and the average deferred tax assets (DTA). DTA represents U.S. tax attributes related to net operating loss carryforwards and foreign tax credits.

•

After-tax operating income attributable to AIG is derived by excluding the following items from Net income attributable to AIG: deferred income tax valuation allowance releases and charges; changes in fair value of securities used to hedge guaranteed living benefits; changes in benefit reserves and DAC, VOBA, and SIA related to net realized capital gains and losses; reserve development related to non-operating run-off insurance business; restructuring and other costs related to initiatives designed to reduce operating expenses, improve efficiency and simplify the AIG organization; other income and expense—net, related to Legacy Portfolio run-off insurance lines; loss (gain) on extinguishment of debt; net realized capital gains and losses; non-qualifying derivative hedging activities, excluding net realized capital gains and losses; income or loss from discontinued operations; income and loss from divested businesses; uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; net loss reserve discount benefit (charge); pension expense related to a one-time lump sum payment to former employees; and non-operating litigation reserves and settlements.

•

ROE Normalizations are (i) normalizations for variance from expectations with respect to catastrophe losses, alternative investment returns, and Direct Investment book and Global Capital Markets income; and (ii) the exclusion of the following items: fair value changes on investments in PICC Property & Casualty Company Limited and People’s Insurance Company (Group) of China Limited, update of actuarial assumptions, and life insurance incurred but not reported death claim charges.

•

Normalized gross general operating expenses represents general operating expenses adjusted to normalize for variance from expectations with respect to severance costs, acceleration of incentive vesting for terminations, certain expenses associated with long-term and short-term incentive plans, non-deferrable acquisition costs associated with sales, fluctuations in compensation expense associated with changes in the share price of AIG Common Stock and the impact of foreign exchange rates.

•

Normalized production risk-adjusted profitability is the underwriting profit or loss for Commercial Insurance and Personal Insurance plus net investment income, less tax, net of the cost of capital. Underwriting profit or loss is based on net premiums written during the performance year, estimated ultimate loss ratio adjusted for

AIG | 2016 Form 10-K/A 47

ITEM 11 | Executive Compensation | AIG

catastrophic annual average losses, and variable expenses. The net investment income is imputed based upon the prevailing interest rate environment of the performance year. The cost of capital is the product of the capital deployed and the cost of capital rate. The capital deployed is based on an internal capital allocation model and reflects the capital needed for the business underwritten during the performance period. The cost of capital rate is derived from an internal capital asset pricing model. This result is adjusted to normalize for the impact of fluctuations in foreign exchange rates.

•

Normalized value of new business is the sum of (i) with respect to Consumer Insurance (excluding Personal Insurance), Institutional Markets and Fuji Life, the present value, measured at point of sale, of projected after-tax statutory profits emerging in the future from new business sold in the period, as adjusted to normalize fixed annuity sales and margins based on indexing fixed annuity sales to the prevailing interest rate environment less the cost of capital and (ii) with respect to United Guaranty, the present value, measured at point of sale, of projected after-tax cash flow profits emerging in the future from new business sold in the period less the cost of capital.

AIG | 2016 Form 10-K/A 48

ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | AIG

ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

OWNERSHIP OF CERTAIN SECURITIES

The following table contains information regarding the only persons who, to the knowledge of AIG, beneficially own more than five percent of AIG Common Stock at March 15, 2017.

	Shares of Common Stock Beneficially Owned
Name and Address	Number	Percent
BlackRock, Inc.
55 East 52nd Street
New York, NY 10055	64,426,821(1)	6.7%

Capital Research Global Investors
333 South Hope Street
Los Angeles, CA 90071	77,926,159(2)	8.1%

The Vanguard Group
100 Vanguard Blvd.
Malvern, PA 19355	62,619,185(3)	6.5%

(1)

Based on a Schedule 13G/A filed on January 19, 2017 by BlackRock, Inc. reporting beneficial ownership as of December 31, 2016. Item 4 to this Schedule 13G/A provides details as to the voting and investment power of BlackRock, Inc. as well as the right to acquire AIG Common Stock within 60 days. All information provided in “Ownership of Certain Securities” with respect to this entity is provided based solely on information set forth in the Schedule 13G/A. This information may not be accurate or complete and AIG takes no responsibility therefor and makes no representation as to its accuracy or completeness as of the date hereof or any subsequent date.

(2)

Based on a Schedule 13G filed on February 13, 2017 by Capital Research Global Investors reporting beneficial ownership as of December 31, 2016. Item 4 to this Schedule 13G provides details as to the voting and investment power of Capital Research Global Investors as well as the right to acquire AIG Common Stock within 60 days. All information provided in “Ownership of Certain Securities” with respect to this entity is provided based solely on information set forth in the Schedule 13G. This information may not be accurate or complete and AIG takes no responsibility therefor and makes no representation as to its accuracy or completeness as of the date hereof or any subsequent date.

(3)

Based on a Schedule 13G/A filed on February 9, 2017 by The Vanguard Group reporting beneficial ownership as of December 31, 2016. Item 4 to this Schedule 13G/A provides details as to the voting and investment power of The Vanguard Group as well as the right to acquire AIG Common Stock within 60 days. All information provided in “Ownership of Certain Securities” with respect to this entity is provided based solely on information set forth in the Schedule 13G/A. This information may not be accurate or complete and AIG takes no responsibility therefor and makes no representation as to its accuracy or completeness as of the date hereof or any subsequent date.

AIG | 2016 Form 10-K/A 49

ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | AIG

The following table summarizes the ownership of AIG Common Stock by the current directors, by the current and former executive officers named in the 2016 Summary Compensation Table in “Executive Compensation—2016 Compensation” and by the directors and current executive officers as a group. Other than as noted below, none of the shares of AIG Common Stock listed in the following table have been pledged as security.

	AIG Common Stock Owned Beneficially as of March 15, 2017
	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Class
W. Don Cornwell	15,723	(4)
Douglas A. Dachille	0	(4)
Peter R. Fisher	15,602	(4)
John H. Fitzpatrick	12,102	(4)
Peter D. Hancock	136,821	0.01%
David L. Herzog	322	(4)
Kevin T. Hogan	44,910	(4)
William G. Jurgensen	23,671	(4)
Christopher S. Lynch	16,541	(4)
Seraina Macia (formerly Maag)	0	(4)
Samuel J. Merksamer	2,360	(4)
George L. Miles, Jr.	13,725	(4)
Henry S. Miller	13,371	(4)
Robert S. Miller	13,371	(4)
Linda A. Mills	4,089	(4)
Suzanne Nora Johnson	16,610	(4)
John A. Paulson	4,552,552(3)	0.48%
Ronald A. Rittenmeyer	13,371	(4)
Siddhartha Sankaran	71,010	(4)
Robert S. Schimek	99,586(5)	0.01%
Brian T. Schreiber	8,550	(4)
Douglas M. Steenland	13,371	(4)
Theresa M. Stone	19,742	(4)
All Directors and current Executive Officers of AIG as a group (25 individuals)	5,144,188	0.54%

(1)

Amount of equity securities shown includes (i) shares of AIG Common Stock subject to options which may be exercised within 60 days as follows: Schimek—499 shares and all directors and current executive officers of AIG as a group—499 shares; (ii) shares receivable upon the exercise of warrants which may be exercised within 60 days as follows: Hancock—17,694 shares, Herzog—298 shares, Hogan—134 shares, Schimek—9,647 shares, Schreiber—8,550 shares and all directors and current executive officers of AIG as a group—28,006 shares; (iii) DSUs granted to each non-employee director with delivery of the underlying AIG Common Stock deferred until such director ceases to be a member of the Board as follows: Cornwell—13,223 shares, Fisher—6,602 shares, Fitzpatrick—12,102 shares, Jurgensen—8,671 shares, Lynch—13,371 shares, Merksamer—2,360 shares, Miles—13,635 shares, Henry S. Miller—13,371 shares, Robert S. Miller—13,371 shares, Mills—4,089 shares, Nora Johnson—16,610 shares, Paulson—3,959 shares, Rittenmeyer—13,371 shares, Steenland—13,371 shares, and Stone—19,742 shares and (iv) 90 shares granted to Miles as a non-employee director with delivery deferred until he ceases to be a member of the Board.

(2)

Amount of equity securities shown excludes the following securities owned by or held in trust for members of the named individual’s immediate family as to which securities such individual has disclaimed beneficial ownership: Hancock—32 shares and all directors and current executive officers of AIG as a group—32 shares.

(3)

Mr. Paulson is the President and Portfolio Manager of Paulson & Co. Inc. Paulson & Co. Inc., an investment advisor that is registered under the Investment Advisors Act of 1940, and its affiliates furnish investment advice to and manage onshore and offshore investment funds and separate managed accounts (such investment funds and accounts, the Funds). In its role as investment advisor, or manager, Paulson & Co. Inc. possesses voting and/or investment power over the securities of AIG that are owned by the Funds. All AIG securities listed as beneficially owned by Mr. Paulson are directly owned by the Funds. Mr. Paulson and Paulson & Co. Inc. disclaim beneficial ownership of such securities.

(4)	Less than .01 percent.

(5)	Mr. Schimek has pledged 53,239 shares.

AIG | 2016 Form 10-K/A 50

ITEM 12 | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters | AIG

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of AIG Common Stock that may be issued under compensation plans as of December 31, 2016.

Equity Compensation Plan Information

Plan Category	Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)(2)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Third Column)
Equity compensation plans approved by security holders	Amended and Restated 2002 Stock Incentive Plan	12(3)	$—	0(4)

	Director Stock Plan	90(5)	$—	0(4)

	2007 Stock Incentive Plan	72,864(6)	$586.43(7)	0(4)

	2010 Stock Incentive Plan	7,103,466(8)	$—	0(4)

	2013 Omnibus Incentive Plan	17,850,725(9)	$—	43,510,168(10)

Total		25,027,157	$586.43(7)	43,510,168

(1)

Shares underlying RSUs and PSUs are deliverable without the payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted-average exercise price.

(2)	At December 31, 2016, AIG was also obligated to issue 42,130 shares in connection with previous exercises of options with delivery deferred.

(3)	Represents shares reserved for issuance in connection with time-vested RSUs.

(4)	No future awards will be made under these plans.

(5)	Represents shares granted to non-management directors with delivery deferred.

(6)	Represents shares reserved for issuance in connection with DSUs and options.

(7)	Represents the weighted average exercise price of outstanding options.

(8)	Represents shares reserved for issuance in connection with PSUs (at actual amounts earned) for 2013 LTI awards and time-vested DSUs, all of which are payable in cash or shares.

(9)

Represents shares reserved for issuance in connection with time-vested DSUs and in connection with PSUs (at actual amounts earned) for 2014 LTI awards and (at target level of performance) for 2015 LTI and 2016 LTI awards (including related dividend equivalents).

(10)

Represents shares reserved for future issuance under the 2013 Omnibus Incentive Plan (which replaced the 2010 Stock Incentive Plan for awards granted on or after May 15, 2013). The number of shares available for issuance under the 2013 Omnibus Incentive Plan will increase if and to the extent that outstanding awards under the 2010 Stock Incentive Plan are forfeited, expire, terminate or otherwise lapse or are settled in cash in whole or in part, as provided by the 2013 Omnibus Incentive Plan and may increase or decrease depending on actual performance and the number of PSUs earned under the outstanding 2015 LTI and 2016 LTI awards.

AIG | 2016 Form 10-K/A 51

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence | AIG

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence

Acquisition of First Principles

In September 2015, AIG acquired First Principles, a privately held investment management firm founded by Douglas A. Dachille, who became AIG’s Executive Vice President and Chief Investment Officer following the acquisition. In November 2016, AIG and Mr. Dachille amended the terms of the AIG restricted stock units granted as part of the acquisition consideration to the members of First Principles, including Mr. Dachille, to correct the original documentation by adding dividend equivalent rights. The dividend equivalent rights were added to provide equivalence to the ownership of AIG Common Stock. As a result of the amendment, Mr. Dachille received approximately $94,102, representing rights that would have been earned and previously settled, 2,135 fully-vested restricted stock units, representing rights that would have been earned previously and required to be deferred, and ongoing dividend equivalent rights in respect of 99,049 outstanding restricted stock units. The Nominating and Corporate Governance Committee ratified the grant to Mr. Dachille in accordance with AIG’s Related-Party Transactions Approval Policy.

Employment of a Family Member

The spouse of Alessandrea C. Quane, AIG’s Executive Vice President and Chief Risk Officer, is a non-executive officer employee of AIG. Ms. Quane has been an employee of AIG since 1996 and an executive officer since February 2016. Mr. Quane has been an employee of AIG since 1996. His 2016 base salary and short-term incentive award was approximately $676,720 in the aggregate, and his 2016 target long-term incentive award was approximately $400,000. He also received benefits generally available to all employees. The compensation for this employee was determined in accordance with our standard employment and compensation practices applicable to employees with similar responsibilities and positions.

Related-Party Transactions Approval Policy

The Board of AIG has adopted a related-party transaction approval policy. Under this written policy, any transaction that involves more than $120,000 and would be required to be disclosed in AIG’s Proxy Statement, between AIG or any of its subsidiaries and any director or executive officer, or their related persons, must be approved by the Nominating and Corporate Governance Committee (or, in certain circumstances where it is impractical or undesirable to seek the approval of the full Committee, by its Chair, acting on behalf of the full Committee). In determining to approve a related-party transaction, the Nominating and Corporate Governance Committee or its Chair, as applicable, considers:

•

Whether the terms of the transaction are fair to AIG and on terms at least as favorable as would apply if the other party was not or did not have an affiliation with a director, executive officer or employee of AIG;

•	Whether there are demonstrable business reasons for AIG to enter into the transaction;

•	Whether the transaction would impair the independence of a director; and

•

Whether the transaction would present an improper conflict of interest for any director, executive officer or employee of AIG, taking into account the size of the transaction, the overall financial position of the director, executive officer or employee, the direct or indirect nature of the interest of the director, executive officer or employee in the transaction, the ongoing nature of any proposed relationship and any other factors the Nominating and Corporate Governance Committee or its Chair, as applicable, deems relevant.

Director Independence

AIG aims to maintain a balanced and independent board that is committed to representing the long-term interests of AIG’s shareholders, and which has the substantial and diverse expertise necessary to oversee AIG’s strategic and business planning as well as management’s approach to addressing significant risks and challenges facing AIG.

Using the AIG Director Independence Standards, the Board, on the recommendation of the Nominating and Corporate Governance Committee, determined that each of AIG’s twelve non-management director nominees—Mss. Nora Johnson, Mills and Stone and Messrs. Cornwell, Fisher, Fitzpatrick, Jurgensen, Lynch, Merksamer, Henry S. Miller, Rittenmeyer and Steenland—are independent under NYSE listing standards and the AIG Director Independence Standards. Mr. Hancock is the only director nominee who holds an AIG management position and, therefore, is not an independent director. Messrs. Miles and Robert S. Miller, who are retiring from the Board, and Mr. Paulson, whom the Committee determined not to nominate for re-election to the Board, were also determined by the Board, on the recommendation of the Committee, to be independent under the NYSE listing standards and the AIG Director Independence Standards.

AIG | 2016 Form 10-K/A 52

ITEM 13 | Certain Relationships and Related Transactions, and Director Independence | AIG

In making the independence determinations, the Nominating and Corporate Governance Committee and the Board of Directors considered relationships arising from: (1) contributions by AIG to charitable organizations with which Mss. Nora Johnson and Stone and Messrs. Jurgensen, Lynch, Paulson and Rittenmeyer or members of their immediate families are affiliated; (2) in the case of certain directors, investments and insurance products provided to them by AIG in the ordinary course of business and on the same terms made available to third parties; (3) in the case of Mr. Fisher, payments made in the ordinary course of business between AIG and BlackRock, Inc.; (4) in the case of Mr. Lynch, the summer internship in 2014 and the offer, acceptance and commencement of full-time employment of his son with AIG in 2016; and (5) in the case of Mr. Robert S. Miller, payments made in the ordinary course of business between AIG and International Automotive Components Group S.A. None of these relationships exceeded the thresholds set forth in the AIG Director Independence Standards.

The Nominating and Corporate Governance Committee and the Board of Directors also considered the relationships between AIG and MidOcean, a private equity firm. Mr. Robert S. Miller is the Chairman of the investment advisor of MidOcean and several AIG affiliates are committed to invest an aggregate of $110,000,000 in two funds advised by the investment advisor of MidOcean and made capital contributions to these funds of $1,191,091 and $74,121 in 2016 and 2017, respectively, pursuant to these commitments. AIG’s commitments to invest predate Mr. Miller becoming a director of AIG and his involvement with MidOcean. Mr. Miller has relinquished any profit interest in these funds to the extent arising from any funds contributed by AIG or affiliates of AIG.

AIG | 2016 Form 10-K/A 53

ITEM 14 | Principal Accounting Fees and Services | AIG

ITEM 14 | Principal Accounting Fees and Services

Under AIG’s policy for pre-approval of audit and permitted non-audit services by PricewaterhouseCoopers LLP, AIG’s independent registered public accounting firm, the Audit Committee approves categories of services and fee caps for each category. The pre-approved services include: audit services, such as financial statement audits and regulatory filings; audit-related services, such as audit and pre- and post-implementation reviews of systems, processes and controls, regulatory and compliance attestations, employee benefit plan audits, due diligence related to acquisitions and divestitures and financial reporting accounting consultations; tax services, such as tax return preparation, transaction-based tax reviews, review of tax accounting matters and other tax planning; and other permitted non-audit services, such as regulatory compliance reviews, information technology reviews, information resources, risk management services, business function reviews and other compliance reviews. The Committee evaluates all services, including those engagements related to tax and internal control over financial reporting, considering the nature of such services in light of auditor independence, in accordance with the rules of the Public Company Accounting Oversight Board. No expenditure may exceed the dollar caps without the separate specific approval of the Audit Committee.

FEES PAID TO PRICEWATERHOUSECOOPERS LLP

The table below shows the fees paid by AIG to PricewaterhouseCoopers LLP in 2016 and 2015.

	2016 (in millions)	2015 (in millions)
Fees paid by AIG:
Audit fees(a)	$65.6	$67.5
Audit-related fees(b)	$17.8	$18.9
Tax fees(c)	$4.5	$6.1
All other fees(d)	$2.6	$2.0

(a)

Audit fees include fees for the audit of AIG’s consolidated financial statements, as well as subsidiary and statutory audits directly related to the performance of the AIG consolidated audit. Audit fees include out-of-pocket expenses of $3.4 million in 2016 and $3.5 million in 2015.

(b)

Audit-related fees include fees for assurance and related services that are traditionally performed by independent accountants, including: audit and pre- and post-implementation reviews of systems, processes and controls; regulatory and compliance attestations; employee benefit plan audits; due diligence related to acquisitions and divestitures; statutory audits not directly related to the performance of the AIG consolidated audit and financial accounting and reporting consultations.

(c)	Tax fees are fees for tax return preparation, transaction-based tax reviews, review of tax accounting matters, and other tax planning and consultations.

(d)

All other fees include fees related to regulatory compliance reviews, information technology reviews, information resources, risk management services, business function reviews and other compliance reviews.

The services provided by PricewaterhouseCoopers LLP and the fees paid by AIG were authorized and approved by the Audit Committee in compliance with the pre-approval policy and procedures described above. The Audit Committee considers the non-audit services rendered by PricewaterhouseCoopers LLP during the most recently completed fiscal year in its annual independence evaluation.

PricewaterhouseCoopers LLP also provides audit services to certain unconsolidated private equity and real estate funds managed and advised by AIG subsidiaries. Fees related to these audits were $4.4 million in both 2016 and 2015 and are not reflected in the fees in the table above.

AIG | 2016 Form 10-K/A 54

ITEM 15 | Exhibits, Financial Statement Schedules | AIG

Part IV

ITEM 15 | Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules. See the Index to Financial Statements in the Original Filing.

(b) Exhibits. See accompanying Exhibit Index.

AIG | 2016 Form 10-K/A 55

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th of April, 2017.

AMERICAN INTERNATIONAL GROUP, INC.

By	/s/ Peter D. Hancock
(Peter D. Hancock, President and Chief Executive Officer)

AIG | 2016 Form 10-K/A 56

Exhibit Index

Exhibit Number	Description	Location
2	Plan of acquisition, reorganization, arrangement, liquidation or succession
	(1) Master Transaction Agreement, dated as of December 8, 2010, among AIG, ALICO Holdings LLC, AIA Aurora LLC, the Federal Reserve Bank of New York, the United States Department of the Treasury and the AIG Credit Facility Trust	Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 8, 2010 (File No. 1-8787).
3	Articles of incorporation and by-laws
3(i)	Amended and Restated Certificate of Incorporation of AIG	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on May 12, 2014 (File No. 1-8787).
3(ii)	AIG By-laws, amended November 16, 2015	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 16, 2015 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures	Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.
	(1) Credit Agreement, dated as of September 22, 2008, between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(2) Warrant Agreement (including Form of Warrant), dated as of January 6, 2011, between AIG and Wells Fargo Bank, N.A., as Warrant Agent	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 7, 2011 (File No. 1-8787).
	(3) Tax Asset Protection Plan, dated as of March 9, 2011, between AIG and Wells Fargo Bank, N.A., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 9, 2011 (File No. 1-8787).
	(4) Amendment No. 1, dated as of January 8, 2014, to Tax Asset Protection Plan, between AIG and Wells Fargo Bank, National Association, as Rights Agent	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 8, 2014 (File No. 1-8787).
	(5) Amendment No. 2, dated as of December 14, 2016, to Tax Asset Protection Plan, between AIG and Wells Fargo Bank, National Association, as Rights Agent	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 14, 2016 (File No. 1-8787).
9	Voting Trust Agreement	None.
10	Material contracts
	(1) AIG Amended and Restated 1999 Stock Option Plan*	Filed as exhibit to AIG’s Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(2) Form of Stock Option Grant Agreement under the AIG Amended and Restated 1999 Stock Option Plan*	Incorporated by reference to Exhibit 10(a) to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(3) AIG Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(4) AIG Supplemental Incentive Savings Plan*	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).

AIG | 2016 Form 10-K/A 57

(5) AIG Director Stock Plan*	Filed as an exhibit to AIG’s Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
(6) Amended and Restated American General Supplemental Thrift Plan (December 31, 1998)*	Incorporated by reference to Exhibit 10.15 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
(7) AIG Amended and Restated Executive Severance Plan*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
(8) Assurance Agreement, by AIG in favor of eligible employees, dated as of June 27, 2005, relating to certain obligations of Starr International Company, Inc.*	Incorporated by reference to Exhibit 10(6) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
(9) Final Judgment and Consent with the Securities and Exchange Commission, including the related complaint, dated February 9, 2006	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
(10) Agreement between the Attorney General of the State of New York and AIG and its Subsidiaries, dated January 18, 2006	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
(11) AIG Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.62 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
(12) AIG Form of Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.A to AIG’s Registration Statement on Form S-8 (File No. 333-148148).
(13) AIG Amended and Restated Form of Non-Employee Director Deferred Stock Units Award Agreement*	Incorporated by reference to Exhibit 10.69 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
(14) Memorandum of Understanding, dated November 25, 2009, between AIG, Maurice R. Greenberg, Howard I. Smith, C.V. Starr and Star International Company, Inc.	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
(15) Master Investment and Credit Agreement, dated as of November 25, 2008, among Maiden Lane III LLC, the Federal Reserve Bank of New York, AIG and the Bank of New York Mellon	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 2, 2008 (File No. 1-8787).
(16) Asset Purchase Agreement, dated as of December 12, 2008, among the Sellers party thereto, AIF Securities Lending Corp., AIG, Maiden Lane II LLC and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 15, 2008 (File No. 1-8787).
(17) AIG Credit Facility Trust Agreement, dated as of January 16, 2009, among the Federal Reserve Bank of New York and Jill M. Considine, Chester B. Feldberg and Douglas L. Foshee, as Trustees	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 23, 2009 (File No. 1-8787).
(18) Third Amended and Restated Credit Agreement, dated as of November 5, 2015, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each Several L/C Agent party thereto	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 5, 2015 (File No. 1-8787).
(19) Amendment Letter to the Third Amended and Restated Credit Agreement, effective as of July 15, 2016, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each Several L/C Agent party thereto	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 15, 2016 (File No. 1-8787).
(20) American International Group, Inc. 2010 Stock Incentive Plan*	Incorporated by reference to AIG’s Definitive Proxy Statement, dated April 12, 2010 (Filed No. 1-8787).

AIG | 2016 Form 10-K/A 58

(21) AIG Amended Form of 2010 Stock Incentive Plan DSU Award Agreement*	Incorporated by reference to Exhibit 10.14 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-8787).
(22) Release and Restrictive Covenant Agreement between AIG and Peter Hancock*	Incorporated by reference to Exhibit 99.3 to AIG’s Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
(23) Non-Competition and Non-Solicitation Agreement between AIG and Peter Hancock, dated February 8, 2010*	Incorporated by reference to Exhibit 99.4 to AIG’s Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
(24) Letter Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
(25) Non-Solicitation and Non-Disclosure Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
(26) Introductory Bonus Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
(27) Letter Agreement, dated August 27, 2014, between AIG and Philip Fasano*	Incorporated by reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-8787).
(28) Non-Solicitation and Non-Disclosure Agreement, dated August 29, 2014, between AIG and Philip Fasano*	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-8787).
(29) Executive Officer Form of Release and Restrictive Covenant Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-8787).
(30) AIG Non-Qualified Retirement Income Plan (as amended)*	Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-8787).
(31) AIG Supplemental Executive Retirement Plan (as amended)*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-8787).
(32) American General Corporation Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-7981).
(33) Amendment Number One to the American General Corporation Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.73 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).
(34) Amendment Number Two to the American General Corporation’ Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.74 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).

AIG | 2016 Form 10-K/A 59

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

Incorporated by reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
(36) Amended and Restated Unconditional Capital Maintenance Agreement, dated as of February 18, 2014, between American International Group, Inc. and AGC Life Insurance Company	Incorporated by reference to Exhibit 10.58 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-8787).
(37) AIG 2013 Long-Term Incentive Plan (as amended)*	Incorporated by reference to Exhibit 10.35 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-8787).
(38) Form of 2013 Long-Term Incentive Plan Performance Share Units Award Agreement*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
(39) Form of 2015 Performance Share Units Award Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
(40) AIG Clawback Policy*	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
(41) AIG 2013 Short-Term Incentive Plan*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8787).
(42) Form of 2013 Short-Term Incentive Plan Award Letter*	Incorporated by reference to Exhibit 10.5 of AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
(43) AIG Annual Short-Term Incentive Plan (as amended)*	Previously filed with the Original Filing.
(44) AIG 2013 Omnibus Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement on Schedule 14A, dated April 4, 2013 (File No. 1-8787).
(45) Description of Non-Management Director Compensation*	Incorporated by reference to “Compensation of Directors” in AIG’s Definitive Proxy Statement on Schedule 14A, dated March 29, 2016 (File No. 1-8787).

AIG | 2016 Form 10-K/A 60

	(46) AIG 2012 Executive Severance Plan (as amended)*	Incorporated by reference to Exhibit 10.1 of AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-8787).
	(47) Revolving Credit Agreement, dated as of December 16, 2013 by and among AIG, AerCap Ireland Capital Limited, AerCap Holdings N.V., AerCap Ireland Limited and certain subsidiaries of AerCap Holdings N.V., as guarantors	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 16, 2013 (File No. 1-8787).
	(48) Nomination Agreement, dated February 11, 2016, by and among High River Limited Partnership, Icahn Partners Master Fund LP, Icahn Partners LP, Carl C. Icahn and American International Group, Inc.	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on February 11, 2016 (File No. 1-8787).
	(49) Nomination Agreement, dated February 11, 2016, by and among Paulson & Co. Inc., John A. Paulson and American International Group, Inc.	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on February 11, 2016 (File No. 1-8787).
	(50) Stock Purchase Agreement dated as of August 15, 2016 between American International Group, Inc. and Arch Capital Group Ltd.	Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on August 16, 2016 (File No. 1-8787).
	(51) First Amendment to Stock Purchase Agreement, dated as of December 29, 2016, American International Group, Inc. and Arch Capital Group Ltd.	Previously filed with the Original Filing.
	(52) Form of AIG 2013 Omnibus Incentive Plan Non-Employee Director DSU Award Agreement*	Previously filed with the Original Filing.

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

Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).

(54) Trust Agreement, dated January 20, 2017, by and

among National Union Fire Insurance Company of

Pittsburgh, Pa., National Indemnity Company, and Wells

Fargo Bank, National Association (portions of this

exhibit have been redacted pursuant to a request for

confidential treatment).

Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
	(55) Parental Guarantee Agreement, dated January 20, 2017, by Berkshire Hathaway Inc. in favor of National Union Fire Insurance Company of Pittsburgh, Pa.	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
11	Statement re: Computation of Per Share Earnings	Included in Note 19 to Consolidated Financial Statements in the Original Filing.
12	Computation of Ratios of Earnings to Fixed Charges	Previously filed with the Original Filing.
21	Subsidiaries of Registrant	Previously filed with the Original Filing.
23	Consent of Independent Registered Public Accounting Firm	Previously filed with the Original Filing.
24	Powers of attorney	Previously filed with the Original Filing.
31	Rule 13a-14(a)/15d-14(a) Certifications in connection with the Original Filing	Previously filed with the Original Filing.
31.02	Rule 13a-14(a)/15d-14(a) Certifications in connection with the Amendment	Filed herewith.
32	Section 1350 Certifications**	Previously filed with the Original Filing.

AIG | 2016 Form 10-K/A 61

99.02	Securities Registered pursuant to Section 12(b) of the Act	Previously filed with the Original Filing.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three years ended December 31, 2016, (iii) the Consolidated Statements of Equity for the three years ended December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2016, (v) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2016 and (vi) the Notes to the Consolidated Financial Statements.	Previously filed with the Original Filing.

  *      This exhibit is a management contract or a compensatory plan or arrangement.

  **     This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

AIG | 2016 Form 10-K/A 62