Form 10-Q
period 2017-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2017-05-04
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017	Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

As of May 1, 2017, there were 925,772,114 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

March 31, 2017

TABLE OF CONTENTS

Part I – Financial Information

Item 1. | Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in millions, except for share data)	2017	2016
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2017 - $220,629; 2016 - $232,241)	$230,698	$241,537
Other bond securities, at fair value (See Note 6)	13,605	13,998
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2017 - $1,604; 2016 - $1,697)	2,099	2,078
Other common and preferred stock, at fair value (See Note 6)	500	482
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2017 - $11; 2016 - $11)	33,878	33,240
Other invested assets (portion measured at fair value: 2017 - $7,094; 2016 - $6,946)	23,652	24,538
Short-term investments (portion measured at fair value: 2017 - $2,453; 2016 - $3,341)	11,073	12,302
Total investments	315,505	328,175

Cash	1,918	1,868
Accrued investment income	2,386	2,495
Premiums and other receivables, net of allowance	11,130	10,465
Reinsurance assets, net of allowance	34,140	21,901
Deferred income taxes	20,881	21,332
Deferred policy acquisition costs	11,091	11,042
Other assets, including restricted cash of $213 in 2017 and $193 in 2016
(portion measured at fair value: 2017 - $1,247; 2016 - $1,809)	10,606	10,815
Separate account assets, at fair value	85,917	82,972
Assets held for sale	6,588	7,199
Total assets	$500,162	$498,264
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$76,050	$77,077
Unearned premiums	19,840	19,634
Future policy benefits for life and accident and health insurance contracts	42,719	42,204
Policyholder contract deposits (portion measured at fair value: 2017 - $3,097; 2016 - $3,058)	132,639	132,216
Other policyholder funds (portion measured at fair value: 2017 - $5; 2016 - $5)	3,719	3,989
Other liabilities (portion measured at fair value: 2017 - $1,261; 2016 - $2,016)	28,093	26,296
Long-term debt (portion measured at fair value: 2017 - $3,151; 2016 - $3,428)	30,747	30,912
Separate account liabilities	85,917	82,972
Liabilities held for sale	5,771	6,106
Total liabilities	425,495	421,406
Contingencies, commitments and guarantees (see Note 11)

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2017 - 1,906,671,492 and
2016 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2017 - 964,191,466 shares; 2016 - 911,335,651 shares of common stock	(44,915)	(41,471)
Additional paid-in capital	80,846	81,064
Retained earnings	29,591	28,711
Accumulated other comprehensive income	3,781	3,230
Total AIG shareholders’ equity	74,069	76,300
Non-redeemable noncontrolling interests	598	558
Total equity	74,667	76,858
Total liabilities and equity	$500,162	$498,264

See accompanying Notes to Condensed Consolidated Financial Statements.

American International Group, Inc.

Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended March 31,
(dollars in millions, except per share data)	2017	2016
Revenues:
Premiums	$7,782	$8,806
Policy fees	724	687
Net investment income	3,686	3,013
Net realized capital losses:
Total other-than-temporary impairments on available for sale securities	(39)	(209)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income	(21)	7
Net other-than-temporary impairments on available for sale
securities recognized in net income (loss)	(60)	(202)
Other realized capital losses	(55)	(904)
Total net realized capital losses	(115)	(1,106)
Other income	555	379
Total revenues	12,632	11,779
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,047	6,387
Interest credited to policyholder account balances	910	950
Amortization of deferred policy acquisition costs	1,108	1,262
General operating and other expenses	2,443	3,003
Interest expense	298	306
(Gain) loss on extinguishment of debt	(1)	83
Net loss on sale of properties and divested businesses	100	2
Total benefits, losses and expenses	10,905	11,993
Income (loss) from continuing operations before income tax expense (benefit)	1,727	(214)
Income tax expense (benefit)	516	(58)
Income (loss) from continuing operations	1,211	(156)
Loss from discontinued operations, net of income tax expense	-	(47)
Net income (loss)	1,211	(203)
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	26	(20)
Net income (loss) attributable to AIG	$1,185	$(183)

Income per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$1.21	$(0.12)
Loss from discontinued operations	$-	$(0.04)
Net income (loss) attributable to AIG	$1.21	$(0.16)
Diluted:
Income (loss) from continuing operations	$1.18	$(0.12)
Loss from discontinued operations	$-	$(0.04)
Net income (loss) attributable to AIG	$1.18	$(0.16)
Weighted average shares outstanding:
Basic	980,777,243	1,156,548,459
Diluted	1,005,315,030	1,156,548,459
Dividends declared per common share	$0.320	$0.320

See accompanying Notes to Condensed Consolidated Financial Statements.

American International Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Net income (loss)	$1,211	$(203)
Other comprehensive income, net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which other-than-temporary credit impairments were recognized	114	(349)
Change in unrealized appreciation of all other investments	695	3,427
Change in foreign currency translation adjustments	(276)	(92)
Change in retirement plan liabilities adjustment	18	2
Other comprehensive income	551	2,988
Comprehensive income	1,762	2,785
Comprehensive income (loss) attributable to noncontrolling interests	26	(20)
Comprehensive income attributable to AIG	$1,736	$2,805

See accompanying Notes to Condensed Consolidated Financial Statements.

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Three Months Ended March 31, 2017
Balance, beginning of year	$4,766	$(41,471)	$81,064	$28,711	$3,230	$76,300	$558	$76,858
Common stock issued under stock plans	-	139	(302)	-	-	(163)	-	(163)
Purchase of common stock	-	(3,585)	-	-	-	(3,585)	-	(3,585)
Net income attributable to AIG or
noncontrolling interests	-	-	-	1,185	-	1,185	26	1,211
Dividends	-	-	-	(307)	-	(307)	-	(307)
Other comprehensive income	-	-	-	-	551	551	-	551
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	39	39
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(37)	(37)
Other	-	2	84	2	-	88	12	100
Balance, end of period	$4,766	$(44,915)	$80,846	$29,591	$3,781	$74,069	$598	$74,667

Three Months Ended March 31, 2016
Balance, beginning of year	$4,766	$(30,098)	$81,510	$30,943	$2,537	$89,658	$552	$90,210
Purchase of common stock	-	(3,486)	-	-	-	(3,486)	-	(3,486)
Net loss attributable to AIG or
noncontrolling interests	-	-	-	(183)	-	(183)	(20)	(203)
Dividends	-	-	-	(363)	-	(363)	-	(363)
Other comprehensive income (loss)	-	-	-	-	2,988	2,988	-	2,988
Current and deferred income taxes	-	-	2	-	-	2	-	2
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	33	33
Contributions from noncontrolling interests	-	-	-	-	-	-	2	2
Distributions to noncontrolling interests	-	-	-	-	-	-	(2)	(2)
Other	-	-	(97)	(1)	-	(98)	(2)	(100)
Balance, end of period	$4,766	$(33,584)	$81,415	$30,396	$5,525	$88,518	$563	$89,081

See accompanying Notes to Condensed Consolidated Financial Statements.

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2017	2016
Cash flows from operating activities:
Net Income (loss)	$1,211	$(203)
Loss from discontinued operations	-	47
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net (gains) losses on sales of securities available for sale and other assets	(112)	204
Net loss on sale of divested businesses	100	2
(Gains) losses on extinguishment of debt	(1)	83
Unrealized (gains) losses in earnings - net	(226)	672
Equity in (income) loss from equity method investments, net of dividends or distributions	(119)	346
Depreciation and other amortization	1,012	1,197
Impairments of assets	173	450
Changes in operating assets and liabilities:
Insurance reserves	401	8
Premiums and other receivables and payables - net	(189)	(861)
Reinsurance assets and funds held under reinsurance treaties	(12,237)	(846)
Capitalization of deferred policy acquisition costs	(1,201)	(1,360)
Current and deferred income taxes - net	446	(109)
Other, net	383	(598)
Total adjustments	(11,570)	(812)
Net cash used in operating activities	(10,359)	(968)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	15,307	5,710
Other securities	888	1,681
Other invested assets	1,826	1,649
Divested businesses, net	24	-
Maturities of fixed maturity securities available for sale	7,145	6,069
Principal payments received on and sales of mortgage and other loans receivable	1,543	1,133
Purchases of:
Available for sale securities	(10,028)	(12,454)
Other securities	(185)	(173)
Other invested assets	(783)	(743)
Mortgage and other loans receivable	(2,181)	(2,432)
Net change in restricted cash	(22)	(59)
Net change in short-term investments	1,250	(577)
Other, net	(297)	581
Net cash provided by investing activities	14,487	385
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	4,002	4,812
Policyholder contract withdrawals	(3,682)	(3,178)
Issuance of long-term debt	151	3,289
Repayments of long-term debt	(602)	(958)
Purchase of common stock	(3,585)	(3,486)
Dividends paid	(307)	(363)
Other, net	(25)	337
Net cash provided by (used in) financing activities	(4,048)	453
Effect of exchange rate changes on cash	(82)	-
Net decrease in cash	(2)	(130)
Cash at beginning of year	1,868	1,629
Change in cash of businesses held for sale	52	-
Cash at end of period	$1,918	$1,499

Supplementary Disclosure of Condensed Consolidated Cash Flow Information
Cash paid during the period for:
Interest	$354	$362
Taxes	$68	$39
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$824	$913

See accompanying Notes to Condensed Consolidated Financial Statements.

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

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Annual Report). The condensed consolidated financial information as of December 31, 2016 included herein has been derived from the audited Consolidated Financial Statements in the 2016 Annual Report.

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

Interim-period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2017 and prior to the issuance of these Condensed Consolidated Financial Statements.

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

2. Summary of Significant Accounting Policies

Accounting Standards Adopted During 2017

Derivative Contract Novations

In March 2016, the Financial Accounting Standards Board (FASB) issued an accounting standard that clarifies that a change in the counterparty (novation) to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met.

We adopted the standard on its required effective date of January 1, 2017. The adoption of this standard did not have a material effect on our consolidated financial condition, results of operations or cash flows.

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

We adopted the standard on its required effective date of January 1, 2017. The adoption of this standard did not have a material effect on our consolidated financial condition, results of operations or cash flows.

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

We adopted the standard on its required effective date of January 1, 2017. The adoption of this standard did not have a material effect on our consolidated financial condition, results of operations or cash flows.

Interest Held through Related Parties that are under Common Control

In October 2016, the FASB issued an accounting standard that amends the consolidation analysis for a reporting entity that is the single decision maker of a variable interest entity (VIE).  The new guidance will require the decision maker’s evaluation of its interests held through related parties that are under common control on a proportionate basis (rather than in their entirety) when determining whether it is the primary beneficiary of that VIE.  The amendment does not change the characteristics of a primary beneficiary.

We adopted the standard on its required effective date of January 1, 2017. The adoption of this standard did not have a material effect on our consolidated financial condition, results of operations or cash flows.

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

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued an accounting standard that will require equity investments that do not follow the equity method of accounting or are not subject to consolidation to be measured at fair value with changes in fair value recognized in earnings, while financial liabilities for which fair value option accounting has been elected, changes in fair value due to instrument-specific credit risk will be presented separately in other comprehensive income. The standard allows the election to record equity investments without readily determinable fair values at cost, less impairment, adjusted for subsequent observable price changes with changes in the carrying value of the equity investments recorded in earnings. The standard also updates certain fair value disclosure requirements for financial instruments carried at amortized cost.

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

Financial Instruments - Credit Losses

In June 2016, the FASB issued an accounting standard that will change how entities account for credit losses for most financial assets, trade receivables and reinsurance receivables.  The standard will replace the existing incurred loss impairment model with a new “current expected credit loss model” and will apply to financial assets subject to credit losses, those trade receivables measured at amortized cost, reinsurance receivables and certain off-balance sheet credit exposures.  The impairment for available-for-sale debt securities, including purchase credit deteriorated securities, will be measured in a similar manner, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  The standard will also require additional information to be disclosed in the footnotes.

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

The standard is effective on January 1, 2018, with early adoption permitted.  We are assessing the impact of the standard on our reported consolidated financial condition, results of operations and cash flows.  Because the standard requires prospective adoption, the impact is dependent on future acquisitions, dispositions and those entities that we consolidate due to obtaining a controlling financial interest.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued an accounting standard that eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value not to exceed the total amount of goodwill allocated to that reporting unit.  An entity should also consider income tax effects from tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

The standard is effective on January 1, 2020 with early adoption permitted on testing dates after January 1, 2017.  We are currently reviewing the standard and assessing the impact of the standard on our reported consolidated financial condition, results of operations and cash flows.

Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued an accounting standard that clarifies the scope and application of Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, to the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. The standard clarifies that a parent transferring its ownership interest in a consolidated subsidiary is within the scope of the accounting standard if substantially all of the fair value of the assets within that subsidiary are nonfinancial assets. The standard also clarifies that the derecognition of all businesses and nonprofit activities should be accounted for in accordance with the derecognition and deconsolidation guidance. The standard also eliminates the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities. An entity is required to apply the amendments in this update at the same time that it applies the amendments in revenues from contracts with customers.

The standard is effective on January 1, 2018 and may be applied retrospectively to each period presented or through a cumulative effect adjustment to retained earnings at the date of adoption (modified retrospective approach). Early adoption is permitted as of January 1, 2017, including interim periods. We are currently reviewing the standard and assessing the impact of the standard on our reported consolidated financial condition, results of operations and cash flows.

Improving the Presentation of Net Periodic Pension and Postretirement Benefit Cost

In March 2017, the FASB issued an accounting standard that requires entities to report the service cost component of net periodic pension and postretirement benefit costs in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit costs are required to be separately presented in the income statement. The amendments also allow only the service cost component to be eligible for capitalization when applicable.

The standard is effective on January 1, 2018, with early adoption permitted. The amendments should be applied retrospectively for the presentation of the service cost and other components, and prospectively for the capitalization of the service cost component. The standard addresses presentation of net periodic benefit costs in the income statement and will have no effect on our reported consolidated financial condition, results of operations or cash flows.

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued an accounting standard that shortens the amortization period for certain callable debt securities held at a premium. Specifically, the standard requires the premium to be amortized to the earliest call date.  The standard does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

The standard is effective January 1, 2018, with early adoption permitted as of January 1, 2017, including for interim periods. We are currently reviewing the standard and assessing the impact of the standard on our reported consolidated financial condition, results of operations and cash flows.

3. Segment Information

We report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources.

We report our results of operations as follows:

•      Commercial Insurance business is presented as two operating segments:

-   Liability and Financial Lines

-    Property and Special Risks

•      Consumer Insurance business is presented as four operating segments:

-    Individual Retirement

-    Group Retirement

-    Life Insurance

-    Personal Insurance

•      The Other Operations category consists of:

-    Institutional Markets

-    Income from assets held by AIG Parent and other corporate subsidiaries

-    General operating expenses not attributable to specific reporting segments

-    Interest expense

-    United Guaranty — The sale of this business was completed on December 31, 2016

-    Fuji Life — On November 14, 2016, we entered into an agreement to sell our Japan life insurance business, AIG Fuji Life Insurance Company, Ltd. (Fuji Life), to FWD Group, the insurance arm of Pacific Century Group. The sale of this business was completed on April 30, 2017.

•      The Legacy Portfolio segment consists of:

-    Legacy Property and Casualty Run-Off Insurance Lines

-    Legacy Life Insurance Run-Off Lines

-    Legacy Investments

We evaluate segment performance based on operating revenues and pre-tax operating income (loss).  Operating revenues and pre-tax operating income (loss) is derived by excluding certain items from total revenues and net income (loss) attributable to AIG, respectively. See the table below for the items excluded from operating revenues and pre-tax operating income (loss).

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended March 31,	2017		2016
		Pre-Tax		Pre-Tax
	Total	Operating	Total	Operating
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
Commercial Insurance
Liability and Financial Lines	$2,848	$574	$3,311	$569
Property and Special Risks	1,835	275	1,987	93
Total Commercial Insurance	4,683	849	5,298	662
Consumer Insurance
Individual Retirement	1,373	539	1,493	302
Group Retirement	718	243	629	191
Life Insurance	1,013	54	953	1
Personal Insurance	2,838	212	2,816	210
Total Consumer Insurance	5,942	1,048	5,891	704
Other Operations	1,090	(246)	998	(239)
Legacy Portfolio	1,084	342	681	(202)
AIG Consolidation and elimination	(64)	48	(131)	20
Total AIG Consolidated revenues and pre-tax operating income	12,735	2,041	12,737	945
Reconciling Items from revenues and pre-tax operating income to revenues and pre-tax income (loss):
Changes in fair value of securities used to hedge guaranteed
living benefits	11	11	133	133
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	53	-	40
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	(14)	-	7
Gain (Loss) on extinguishment of debt	-	1	-	(83)
Net realized capital losses	(115)	(115)	(1,106)	(1,106)
Loss from divested businesses	-	(100)	-	(2)
Non-operating litigation reserves and settlements	10	6	34	31
Net loss reserve discount benefit (charge)	-	25	-	9
Restructuring and other costs	-	(181)	-	(188)
Other	(9)	-	(19)	-
Revenues and Pre-tax income (loss)	$12,632	$1,727	$11,779	$(214)

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

At March 31, 2017, the following businesses were reported as held-for-sale:

United Guaranty Asia

On August 15, 2016, we entered into a definitive agreement to sell our 100 percent interest in United Guaranty Corporation (UGC) and certain related affiliates to Arch Capital Group Ltd. (Arch). This transaction closed on December 31, 2016 and we received proceeds of approximately $3.3 billion, consisting of $2.2 billion of cash, and approximately $1.1 billion of newly issued Arch convertible non-voting common-equivalent preferred stock. We also received $261 million in pre-closing dividends from UGC in the fourth quarter of 2016.  However, due to pending regulatory approvals, United Guaranty Asia was not included in the December 31, 2016 closing and $40 million of cash consideration was retained by Arch. The closing with respect to United Guaranty Asia is expected to occur prior to year-end 2017, at which time AIG will receive the remaining consideration.

Sale of Certain Insurance Subsidiary Operations to Fairfax

On October 18, 2016, we entered into agreements to sell certain insurance operations to Fairfax Financial Holdings Limited (Fairfax). The agreements include the sale of our subsidiary operations in Argentina, Chile, Colombia, Uruguay and Venezuela, as well as insurance operations in Turkey. Fairfax will also acquire renewal rights for the portfolios of local business written by our operations in Bulgaria, Czech Republic, Hungary, Poland, Romania and Slovakia, and assume certain of our operating assets and employees. Total cash consideration to us is expected to be approximately $234 million. The closing of the sales in Czech Republic, Hungary and Slovakia occurred on April 30, 2017, and the sale of the operations in Turkey closed on May 2, 2017. The remaining sales are subject to obtaining the relevant regulatory approvals and other customary closing conditions.

AIG Fuji Life Insurance

On November 14, 2016, we entered into an agreement to sell Fuji Life to FWD Group, the insurance arm of Pacific Century Group. The transaction closed on April 30, 2017.

The following table summarizes the components of assets and liabilities held-for-sale on the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(in millions)	2017	2016
Assets:
Fixed maturity securities	$5,438	$6,045
Equity securities	14	149
Mortgage and other loans receivable, net	121	137
Other invested assets	244	2
Short-term investments	181	130
Cash	81	133
Accrued investment income	22	21
Premiums and other receivables, net of allowance	393	351
Reinsurance assets, net of allowance	13	8
Deferred policy acquisition costs	422	471
Other assets	264	273
Assets of businesses held for sale	7,193	7,720
Less: Loss Accrual	(605)	(521)
Total assets held for sale	$6,588	$7,199
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$489	$402
Unearned premiums	333	297
Future policy benefits for life and accident and health insurance contracts	4,140	4,579
Other policyholder funds	327	378
Long-term debt	108	-
Other liabilities	374	450
Total liabilities held for sale	$5,771	$6,106

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2017				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(b)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$51	$2,311	$-	$-	$-	$2,362
Obligations of states, municipalities and political subdivisions	-	17,662	2,041	-	-	19,703
Non-U.S. governments	183	14,108	16	-	-	14,307
Corporate debt	-	128,251	1,079	-	-	129,330
RMBS	-	18,800	16,487	-	-	35,287
CMBS	-	12,606	1,003	-	-	13,609
CDO/ABS	-	8,345	7,755	-	-	16,100
Total bonds available for sale	234	202,083	28,381	-	-	230,698
Other bond securities:
U.S. government and government sponsored entities	-	2,931	-	-	-	2,931
Non-U.S. governments	-	50	-	-	-	50
Corporate debt	-	1,755	18	-	-	1,773
RMBS	-	469	1,502	-	-	1,971
CMBS	-	471	65	-	-	536
CDO/ABS	-	836	5,508	-	-	6,344
Total other bond securities	-	6,512	7,093	-	-	13,605
Equity securities available for sale:
Common stock	978	-	8	-	-	986
Preferred stock	825	-	-	-	-	825
Mutual funds	286	2	-	-	-	288
Total equity securities available for sale	2,089	2	8	-	-	2,099
Other equity securities	500	-	-	-	-	500
Mortgage and other loans receivable	-	-	11	-	-	11
Other invested assets(a)	-	404	180	-	-	584
Derivative assets:
Interest rate contracts	-	2,349	-	-	-	2,349
Foreign exchange contracts	-	1,111	-	-	-	1,111
Equity contracts	274	111	62	-	-	447
Credit contracts	-	-	2	-	-	2
Other contracts	-	4	17	-	-	21
Counterparty netting and cash collateral	-	-	-	(1,269)	(1,414)	(2,683)
Total derivative assets	274	3,575	81	(1,269)	(1,414)	1,247
Short-term investments	2,110	343	-	-	-	2,453
Separate account assets	80,323	5,594	-	-	-	85,917
Total	$85,530	$218,513	$35,754	$(1,269)	$(1,414)	$337,114
Liabilities:
Policyholder contract deposits	$-	$25	$3,072	$-	$-	$3,097
Other policyholder funds	5	-	-	-	-	5
Derivative liabilities:
Interest rate contracts	2	2,481	32	-	-	2,515
Foreign exchange contracts	-	1,099	6	-	-	1,105
Equity contracts	38	10	-	-	-	48
Credit contracts	-	-	317	-	-	317
Other contracts	-	-	6	-	-	6
Counterparty netting and cash collateral	-	-	-	(1,269)	(1,461)	(2,730)
Total derivative liabilities	40	3,590	361	(1,269)	(1,461)	1,261
Long-term debt	-	3,093	58	-	-	3,151
Total	$45	$6,708	$3,491	$(1,269)	$(1,461)	$7,514
December 31, 2016				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(b)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$63	$1,929	$-	$-	$-	$1,992
Obligations of states, municipalities and political subdivisions	-	22,732	2,040	-	-	24,772
Non-U.S. governments	52	14,466	17	-	-	14,535
Corporate debt	-	131,047	1,133	-	-	132,180
RMBS	-	20,468	16,906	-	-	37,374
CMBS	-	12,231	2,040	-	-	14,271
CDO/ABS	-	8,578	7,835	-	-	16,413
Total bonds available for sale	115	211,451	29,971	-	-	241,537
Other bond securities:
U.S. government and government sponsored entities	-	2,939	-	-	-	2,939
Non-U.S. governments	-	51	-	-	-	51
Corporate debt	-	1,755	17	-	-	1,772
RMBS	-	420	1,605	-	-	2,025
CMBS	-	448	155	-	-	603
CDO/ABS	-	905	5,703	-	-	6,608
Total other bond securities	-	6,518	7,480	-	-	13,998
Equity securities available for sale:
Common stock	1,056	9	-	-	-	1,065
Preferred stock	752	-	-	-	-	752
Mutual funds	260	1	-	-	-	261
Total equity securities available for sale	2,068	10	-	-	-	2,078
Other equity securities	482	-	-	-	-	482
Mortgage and other loans receivable	-	-	11	-	-	11
Other invested assets(a)	-	1	204	-	-	205
Derivative assets:
Interest rate contracts	-	2,328	-	-	-	2,328
Foreign exchange contracts	-	1,320	-	-	-	1,320
Equity contracts	188	59	58	-	-	305
Credit contracts	-	-	2	-	-	2
Other contracts	-	6	16	-	-	22
Counterparty netting and cash collateral	-	-	-	(1,265)	(903)	(2,168)
Total derivative assets	188	3,713	76	(1,265)	(903)	1,809
Short-term investments	2,660	681	-	-	-	3,341
Separate account assets	77,318	5,654	-	-	-	82,972
Total	$82,831	$228,028	$37,742	$(1,265)	$(903)	$346,433
Liabilities:
Policyholder contract deposits	$-	$25	$3,033	$-	$-	$3,058
Other policyholder funds	5	-	-	-	-	5
Derivative liabilities:
Interest rate contracts	-	3,039	38	-	-	3,077
Foreign exchange contracts	-	1,358	11	-	-	1,369
Equity contracts	12	7	-	-	-	19
Credit contracts	-	-	331	-	-	331
Other contracts	-	1	5	-	-	6
Counterparty netting and cash collateral	-	-	-	(1,265)	(1,521)	(2,786)
Total derivative liabilities	12	4,405	385	(1,265)	(1,521)	2,016
Long-term debt	-	3,357	71	-	-	3,428
Total	$17	$7,787	$3,489	$(1,265)	$(1,521)	$8,507

(a)  Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $6.5 billion and $6.7 billion as of March 31, 2017 and December 31, 2016, respectively.

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

During the three-month periods ended March 31, 2017 and 2016, we transferred $53 million and $83 million, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, as they are no longer considered actively traded. For similar reasons, during the three-month period ended March 31, 2017, we transferred $63 million of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2; there were no such transfers during the three-month period ended March 31, 2016. We had no material transfers from Level 2 to Level 1 during the three-month periods ended March 31, 2017 and 2016.

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three-month periods ended March 31, 2017 and 2016 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2017 and 2016:

		Net								Changes in
		Realized and		Purchases,						Unrealized Gains
		Unrealized		Sales,				Reclassified		(Losses) Included
	Fair Value	Gains (Losses)	Other	Issues and	Gross	Gross		to Assets	Fair Value	in Income on
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	Held for	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	in	out	Businesses	Sale	of Period	at End of Period
Three Months Ended March 31, 2017
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,040	$2	$(4)	$21	$-	$(18)	$-	$-	$2,041	$-
Non-U.S. governments	17	-	-	(1)	-	-	-	-	16	-
Corporate debt	1,133	(4)	(3)	(13)	136	(170)	-	-	1,079	-
RMBS	16,906	289	151	(858)	8	(9)	-	-	16,487	-
CMBS	2,040	5	5	(348)	-	(699)	-	-	1,003	-
CDO/ABS	7,835	6	48	(102)	-	(32)	-	-	7,755	-
Total bonds available for sale	29,971	298	197	(1,301)	144	(928)	-	-	28,381	-
Other bond securities:
Corporate debt	17	1	-	-	-	-	-	-	18	1
RMBS	1,605	55	-	(125)	-	(33)	-	-	1,502	24
CMBS	155	-	-	(17)	-	(73)	-	-	65	1
CDO/ABS	5,703	173	-	(368)	-	-	-	-	5,508	70
Total other bond securities	7,480	229	-	(510)	-	(106)	-	-	7,093	96
Equity securities available for sale:
Common stock	-	-	-	8	-	-	-	-	8	-
Total equity securities available for sale	-	-	-	8	-	-	-	-	8	-
Mortgage and other loans receivable	11	-	-	-	-	-	-	-	11	-
Other invested assets	204	(1)	(5)	(17)	-	(1)	-	-	180	-
Total	$37,666	$526	$192	$(1,820)	$144	$(1,035)	$-	$-	$35,673	$96
		Net								Changes in
		Realized and		Purchases,						Unrealized Gains
		Unrealized		Sales,				Reclassified		(Losses) Included
	Fair Value	(Gains) Losses	Other	Issues and	Gross	Gross		to Liabilities	Fair Value	in Income on
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	Held for	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	in	out	Businesses	Sale	of Period	at End of
Liabilities:
Policyholder contract deposits	$3,033	$(45)	$-	$84	$-	$-	$-	$-	$3,072	$(5)
Derivative liabilities, net:
Interest rate contracts	38	(3)	-	(3)	-	-	-	-	32	3
Foreign exchange contracts	11	-	-	(5)	-	-	-	-	6	-
Equity contracts	(58)	(11)	-	7	-	-	-	-	(62)	5
Commodity contracts	-	-	-	-	-	-	-	-	-	-
Credit contracts	329	(15)	-	1	-	-	-	-	315	11
Other contracts	(11)	(19)	-	19	-	-	-	-	(11)	(1)
Total derivative liabilities, net(a)	309	(48)	-	19	-	-	-	-	280	18
Long-term debt(b)	71	12	-	(25)	-	-	-	-	58	(2)
Total	$3,413	$(81)	$-	$78	$-	$-	$-	$-	$3,410	$11

		Net								Changes in
		Realized and		Purchases,						Unrealized Gains
		Unrealized		Sales,				Reclassified		(Losses) Included
	Fair Value	Gains (Losses)	Other	Issues and	Gross	Gross		to Assets	Fair Value	in Income on
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	Held for	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	in	out	Businesses	Sale	of Period	at End of Period
Three Months Ended March 31, 2016
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,124	$-	$58	$14	$-	$-	$-	$-	$2,196	$-
Non-U.S. governments	32	-	(2)	-	-	-	-	-	30	-
Corporate debt	1,370	1	(24)	29	121	(473)	-	-	1,024	-
RMBS	16,537	245	(420)	(233)	33	-	-	-	16,162	-
CMBS	2,585	42	(88)	(81)	-	(90)	-	-	2,368	-
CDO/ABS	6,169	12	(50)	438	23	-	-	-	6,592	-
Total bonds available for sale	28,817	300	(526)	167	177	(563)	-	-	28,372	-
Other bond securities:
Corporate debt	17	1	-	-	-	-	-	-	18	1
RMBS	1,581	(37)	-	(13)	-	(18)	-	-	1,513	(45)
CMBS	193	(2)	-	(21)	-	-	-	-	170	(2)
CDO/ABS	7,055	(133)	-	(411)	65	-	-	-	6,576	(306)
Total other bond securities	8,846	(171)	-	(445)	65	(18)	-	-	8,277	(352)
Equity securities available for sale:
Common stock	-	-	-	-	-	-	-	-	-	-
Total equity securities available for sale	-	-	-	-	-	-	-	-	-	-
Other equity securities	14	1	-	-	-	-	-	-	15	1
Mortgage and other loans receivable	11	-	-	-	-	-	-	-	11	-
Other invested assets	332	11	(5)	(21)	-	(54)	-	-	263	(1)
Total	$38,020	$141	$(531)	$(299)	$242	$(635)	$-	$-	$36,938	$(352)
		Net								Changes in
		Realized and		Purchases,						Unrealized Gains
		Unrealized		Sales,				Reclassified		(Losses) Included
	Fair Value	(Gains) Losses	Other	Issues and	Gross	Gross		to Liabilities	Fair Value	in Income on
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	Held for	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	in	out	Businesses	Sale	of Period	at End of
Liabilities:
Policyholder contract deposits	$2,289	$845	$-	$117	$-	$-	$-	$-	$3,251	$22
Derivative liabilities, net:
Interest rate contracts	50	4	-	(6)	-	-	-	-	48	(4)
Foreign exchange contracts	7	1	-	1	-	-	-	-	9	(1)
Equity contracts	(54)	4	-	(1)	-	-	-	-	(51)	(4)
Commodity contracts	-	-	-	-	-	-	-	-	-	-
Credit contracts	505	(6)	-	(9)	-	-	-	-	490	14
Other contracts	48	54	-	19	-	-	-	-	121	(54)
Total derivative liabilities, net(a)	556	57	-	4	-	-	-	-	617	(49)
Long-term debt(b)	183	2	-	(1)	-	-	-	-	184	(2)
Total	$3,028	$904	$-	$120	$-	$-	$-	$-	$4,052	$(29)

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

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended March 31, 2017
Bonds available for sale	$298	$-	$-	$298
Other bond securities	75	6	148	229
Other equity securities	-	-	-	-
Other invested assets	-	(3)	2	(1)
Three Months Ended March 31, 2016
Bonds available for sale	$298	$1	$1	$300
Other bond securities	(34)	-	(137)	(171)
Other equity securities	1	-	-	1
Other invested assets	(2)	51	(38)	11

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
Three Months Ended March 31, 2017
Policyholder contract deposits	-	(45)	-	(45)
Derivative liabilities, net	-	(7)	(41)	(48)
Long-term debt	-	-	12	12
Three Months Ended March 31, 2016
Policyholder contract deposits	-	845	-	845
Derivative liabilities, net	-	4	53	57
Long-term debt	-	-	2	2

The following table presents the gross components of purchases, sales, issues and settlements, net, shown above, for the three-month periods ended March 31, 2017 and 2016 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Three Months Ended March 31, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$37	$(5)	$(11)	$21
Non-U.S. governments	-	(1)	-	(1)
Corporate debt	-	-	(13)	(13)
RMBS	339	(244)	(953)	(858)
CMBS	39	(67)	(320)	(348)
CDO/ABS	13	-	(115)	(102)
Total bonds available for sale	428	(317)	(1,412)	(1,301)
Other bond securities:
RMBS	98	(167)	(56)	(125)
CMBS	-	(11)	(6)	(17)
CDO/ABS	-	-	(368)	(368)
Total other bond securities	98	(178)	(430)	(510)
Equity securities available for sale	8	-	-	8
Other invested assets	1	-	(18)	(17)
Total assets	$535	$(495)	$(1,860)	$(1,820)
Liabilities:
Policyholder contract deposits	$-	$70	$14	$84
Derivative liabilities, net	-	-	19	19
Long-term debt(b)	-	-	(25)	(25)
Total liabilities	$-	$70	$8	$78
Three Months Ended March 31, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$29	$-	$(15)	$14
Non-U.S. governments	1	-	(1)	-
Corporate debt	29	-	-	29
RMBS	503	(58)	(678)	(233)
CMBS	102	(31)	(152)	(81)
CDO/ABS	539	-	(101)	438
Total bonds available for sale	1,203	(89)	(947)	167
Other bond securities:
RMBS	63	(26)	(50)	(13)
CMBS	53	(71)	(3)	(21)
CDO/ABS	8	(17)	(402)	(411)
Total other bond securities	124	(114)	(455)	(445)

Other equity securities	14	-	(14)	-
Other invested assets	9	-	(30)	(21)
Total assets	$1,350	$(203)	$(1,446)	$(299)
Liabilities:
Policyholder contract deposits	$-	$130	$(13)	$117
Derivative liabilities, net	(2)	-	6	4
Long-term debt(b)	-	-	(1)	(1)
Total liabilities	$(2)	$130	$(8)	$120

(a)  There were no issuances during the three-month periods ended March 31, 2017 and 2016, respectively.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2017 and 2016 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above excluded $8 million and $13 million of net losses related to assets and liabilities transferred into Level 3 during the three-month periods ended March 31, 2017 and 2016, respectively, and included $1 million of net gains and $45 million of net losses related to assets and liabilities transferred out of Level 3 during the three-month periods ended March 31, 2017 and 2016, respectively.

Transfers of Level 3 Assets

During the three-month periods ended March 31, 2017 and 2016, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, CDO/ABS and RMBS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity.  The transfers of investments in RMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types.

During the three-month periods ended March 31, 2017 and 2016, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of certain investments municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments.  Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three-month periods ended March 31, 2017 and 2016.

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

	Fair Value at
	March 31,	Valuation		Range
(in millions)	2017	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,263	Discounted cash flow	Yield	3.97% - 5.06% (4.51%)

Corporate debt	536	Discounted cash flow	Yield	3.16% - 6.10% (4.63%)

RMBS(a)	16,780	Discounted cash flow	Constant prepayment rate	1.81% - 9.65% (5.73%)
			Loss severity	48.00% - 80.38% (64.19%)
			Constant default rate	3.20% - 8.38% (5.79%)
			Yield	3.17% - 5.73% (4.45%)

CDO/ABS(a)	4,699	Discounted cash flow	Yield	3.38% - 5.68% (4.53%)

CMBS	615	Discounted cash flow	Yield	2.32% - 8.45% (5.38%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

Guaranteed minimum withdrawal benefits (GMWB)	1,671	Discounted cash flow	Equity volatility	8.00% - 50.00%
			Base lapse rate	0.50% - 20.00%
			Dynamic lapse multiplier	30.00% - 170.00%
			Mortality multiplier(c)	42.00% - 161.00%
			Utilization	100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	964	Discounted cash flow	Lapse rate	1.00% - 66.00%
			Mortality multiplier(c)	101.00% - 103.00%

Indexed Life	414	Discounted cash flow	Base lapse rate	2.00% to 19.00%
			Mortality rate	0.00% to 40.00%

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2016	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,248	Discounted cash flow	Yield	4.12% - 4.91% (4.52%)

Corporate debt	498	Discounted cash flow	Yield	3.41% - 6.38% (4.90%)

RMBS(a)	17,412	Discounted cash flow	Constant prepayment rate	3.95% - 6.54% (5.25%)
			Loss severity	47.51% - 80.98% (64.24%)
			Constant default rate	3.28% - 8.64% (5.96%)
			Yield	3.28% - 5.87% (4.57%)

CDO/ABS(a)	4,368	Discounted cash flow	Yield	3.67% - 5.85% (4.76%)

CMBS	1,511	Discounted cash flow	Yield	0.48% - 10.21% (5.34%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

GMWB	1,777	Discounted cash flow	Equity volatility	13.00% - 50.00%
			Base lapse rate	0.50% - 20.00%
			Dynamic lapse multiplier	30.00% - 170.00%
			Mortality multiplier(c)	42.00% - 161.00%
			Utilization	100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	859	Discounted cash flow	Lapse rate	1.00% - 66.00%
			Mortality multiplier(c)	101.00% - 103.00%

Indexed Life	381	Discounted cash flow	Base lapse rate	2.00% - 19.00%
			Mortality rate	0.00% - 40.00%

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

Embedded derivatives within Policyholder contract deposits

Embedded derivatives reported within Policyholder contract deposits include guaranteed minimum withdrawal benefits (GMWB) within variable annuity products and interest crediting rates based on market indices within index annuities, indexed life and guaranteed investment contracts (GICs).  For any given contract, assumptions for unobservable inputs vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. The following unobservable inputs are used for valuing embedded derivatives measured at fair value:

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

•     Equity / interest rate correlation estimates the relationship between changes in equity returns and interest rates in the economic scenario generator used to value our GMWB embedded derivatives.  In general, a higher positive correlation assumes that equity markets and interest rates move in a more correlated fashion, which generally increases the fair value of the liability.

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

•     Utilization assumptions estimate the timing when policyholders with a GMWB will elect to utilize their benefit and begin taking withdrawals. The assumptions may vary by the type of guarantee, tax-qualified status, the contract’s withdrawal history and the age of the policyholder.  Utilization assumptions are based on company experience, which includes partial withdrawal behavior. Increases in assumed utilization rates will generally increase the fair value of the liability.

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

		March 31, 2017		December 31, 2016
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,355	$751	$1,424	$750

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	248	196	258	208

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	126	36	137	31

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	123	43	123	44

Other	Includes multi-strategy, mezzanine and other strategies	343	265	312	215
Total private equity funds		2,195	1,291	2,254	1,248
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	1,406	8	1,453	9

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	1,391	-	1,429	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	996	-	992	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	324	7	416	8

Emerging markets	Investments in the financial markets of developing countries	-	-	-	-

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	198	14	197	14
Total hedge funds		4,315	29	4,487	31
Total		$6,510	$1,320	$6,741	$1,279

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments. At March 31, 2017, assuming average original expected lives of 10 years for the funds, 70 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 17 percent between four and six years and 13 percent between seven and 10 years.

The hedge fund investments included above, which are carried at fair value, are generally redeemable monthly (19 percent), quarterly (44 percent), semi-annually (11 percent) and annually (26 percent), with redemption notices ranging from one day to 180 days. At March 31, 2017, investments representing approximately 67 percent of the total fair value of these hedge fund investments had partial contractual redemption restrictions. These partial redemption restrictions are generally related to one or more investments held in the hedge funds that the fund manager deemed to be illiquid. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre-defined end dates. The majority of these restrictions are generally expected to be lifted by the end of 2017.

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Three Months Ended March 31,	Gain (Loss)
(in millions)	2017	2016
Assets:
Bond and equity securities	$349	$50
Alternative investments(a)	181	(247)
Other, including Short-term investments	-	-
Liabilities:
Long-term debt(b)	(15)	(176)
Other liabilities	-	-
Total gain (loss)	$515	$(373)

(a)  Includes certain hedge funds, private equity funds and other investment partnerships.

(b)  Includes GIAs, notes, bonds and mortgages payable.

We recognized gains of $3 million and $5 million during the three-month periods ended March 31, 2017 and 2016, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	March 31, 2017			December 31, 2016
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$11	$7	$4	$11	$8	$3
Liabilities:
Long-term debt*	$3,151	$2,370	$781	$3,428	$2,628	$800

*    Includes GIAs, notes, bonds, loans and mortgages payable.

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended March 31,
(in millions)	Level 1	Level 2	Level 3	Total	2017	2016
March 31, 2017
Other investments	$-	$-	$14	$14	$17	$2
Investments in life settlements	-	-	167	167	41	157
Other assets*	-	-	-	-	35	-
Total	$-	$-	$181	$181	$93	$159
December 31, 2016
Other investments	$-	$-	$364	$364
Investments in life settlements	-	-	736	736
Other assets	-	-	2	2
Total	$-	$-	$1,102	$1,102

*    Impairments in 2017 included $35 million related to assets of $179 million that were reclassified to assets held for sale.

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
March 31, 2017
Assets:
Mortgage and other loans receivable	$-	$160	$34,206	$34,366	$33,867
Other invested assets	-	617	1,716	2,333	2,732
Short-term investments	-	8,620	-	8,620	8,620
Cash	1,918	-	-	1,918	1,918
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	350	121,989	122,339	113,278
Other liabilities	-	4,262	-	4,262	4,262
Long-term debt	-	22,891	3,423	26,314	27,596
December 31, 2016
Assets:
Mortgage and other loans receivable	$-	$161	$33,575	$33,736	$33,229
Other invested assets	-	955	2,053	3,008	3,474
Short-term investments	-	8,961	-	8,961	8,961
Cash	1,868	-	-	1,868	1,868
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	382	121,742	122,124	112,705
Other liabilities	-	4,196	-	4,196	4,196
Long-term debt	-	23,117	3,333	26,450	27,484

6. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
March 31, 2017
Bonds available for sale:
U.S. government and government sponsored entities	$2,236	$149	$(23)	$2,362	$-
Obligations of states, municipalities and political subdivisions	18,877	967	(141)	19,703	-
Non-U.S. governments	13,688	757	(138)	14,307	-
Corporate debt	123,469	7,290	(1,429)	129,330	2
Mortgage-backed, asset-backed and collateralized:
RMBS	33,042	2,648	(403)	35,287	1,317
CMBS	13,374	392	(157)	13,609	53
CDO/ABS	15,943	305	(148)	16,100	35
Total mortgage-backed, asset-backed and collateralized	62,359	3,345	(708)	64,996	1,405
Total bonds available for sale(b)	220,629	12,508	(2,439)	230,698	1,407
Equity securities available for sale:
Common stock	605	386	(5)	986	-
Preferred stock	749	76	-	825	-
Mutual funds	250	39	(1)	288	-
Total equity securities available for sale	1,604	501	(6)	2,099	-
Total	$222,233	$13,009	$(2,445)	$232,797	$1,407
December 31, 2016
Bonds available for sale:
U.S. government and government sponsored entities	$1,870	$148	$(26)	$1,992	$-
Obligations of states, municipalities and political subdivisions	24,025	1,001	(254)	24,772	-
Non-U.S. governments	14,018	773	(256)	14,535	-
Corporate debt	126,648	7,271	(1,739)	132,180	(31)
Mortgage-backed, asset-backed and collateralized:
RMBS	35,311	2,541	(478)	37,374	1,212
CMBS	14,054	409	(192)	14,271	45
CDO/ABS	16,315	278	(180)	16,413	39
Total mortgage-backed, asset-backed and collateralized	65,680	3,228	(850)	68,058	1,296
Total bonds available for sale(b)	232,241	12,421	(3,125)	241,537	1,265
Equity securities available for sale:
Common stock	708	369	(12)	1,065	-
Preferred stock	748	4	-	752	-
Mutual funds	241	23	(3)	261	-
Total equity securities available for sale	1,697	396	(15)	2,078	-
Total	$233,938	$12,817	$(3,140)	$243,615	$1,265

(a)  Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

(b)  At March 31, 2017 and December 31, 2016, bonds available for sale held by us that were below investment grade or not rated totaled $32.8 billion and $33.6 billion, respectively.

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
March 31, 2017
Bonds available for sale:
U.S. government and government sponsored entities	$892	$23	$-	$-	$892	$23
Obligations of states, municipalities and political
subdivisions	3,115	111	239	30	3,354	141
Non-U.S. governments	2,983	68	463	70	3,446	138
Corporate debt	24,721	865	4,832	564	29,553	1,429
RMBS	7,752	232	3,363	171	11,115	403
CMBS	4,248	136	333	21	4,581	157
CDO/ABS	3,467	67	1,593	81	5,060	148
Total bonds available for sale	47,178	1,502	10,823	937	58,001	2,439
Equity securities available for sale:
Common stock	56	4	17	1	73	5
Mutual funds	2	-	3	1	5	1
Total equity securities available for sale	58	4	20	2	78	6
Total	$47,236	$1,506	$10,843	$939	$58,079	$2,445
December 31, 2016
Bonds available for sale:
U.S. government and government sponsored entities	$720	$26	$-	$-	$720	$26
Obligations of states, municipalities and political
subdivisions	5,814	221	231	33	6,045	254
Non-U.S. governments	3,865	162	489	94	4,354	256
Corporate debt	28,184	1,013	6,080	726	34,264	1,739
RMBS	8,794	252	4,045	226	12,839	478
CMBS	4,469	152	479	40	4,948	192
CDO/ABS	5,362	102	1,961	78	7,323	180
Total bonds available for sale	57,208	1,928	13,285	1,197	70,493	3,125
Equity securities available for sale:
Common stock	125	12	-	-	125	12
Mutual funds	64	3	-	-	64	3
Total equity securities available for sale	189	15	-	-	189	15
Total	$57,397	$1,943	$13,285	$1,197	$70,682	$3,140

At March 31, 2017, we held 8,235 and 63 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 1,478 and six individual fixed maturity and equity securities, respectively, were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2017 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2017
Due in one year or less	$7,064	$7,266	$572	$566
Due after one year through five years	47,682	50,305	5,132	5,016
Due after five years through ten years	41,861	42,976	12,546	12,036
Due after ten years	61,663	65,155	20,726	19,627
Mortgage-backed, asset-backed and collateralized	62,359	64,996	21,464	20,756
Total	$220,629	$230,698	$60,440	$58,001
December 31, 2016
Due in one year or less	$7,796	$7,994	$604	$581
Due after one year through five years	49,200	51,958	6,002	5,841
Due after five years through ten years	43,308	44,226	16,045	15,332
Due after ten years	66,257	69,301	25,007	23,629
Mortgage-backed, asset-backed and collateralized	65,680	68,058	25,960	25,110
Total	$232,241	$241,537	$73,618	$70,493

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	2017		2016
	Gross	Gross	Gross	Gross
Three Months Ended March 31,	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses
Fixed maturity securities	$333	$178	$187	$549
Equity securities	17	16	32	8
Total	$350	$194	$219	$557

For the three-month periods ended March 31, 2017 and 2016, the aggregate fair value of available for sale securities sold was $15.8 billion and $6.1 billion, respectively, which resulted in net realized capital gains (losses) of $156 million and $(338) million, respectively.

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	March 31, 2017		December 31, 2016
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$2,931	21%	$2,939	20%
Obligations of states, municipalities and political subdivisions	-	-	-	-
Non-U.S. governments	50	-	51	-
Corporate debt	1,773	12	1,772	12
Mortgage-backed, asset-backed and collateralized:
RMBS	1,971	14	2,025	14
CMBS	536	4	603	4
CDO/ABS and other collateralized*	6,344	45	6,608	47
Total mortgage-backed, asset-backed and collateralized	8,851	63	9,236	65
Total fixed maturity securities	13,605	96	13,998	97
Equity securities	500	4	482	3
Total	$14,105	100%	$14,480	100%
*    Includes $353 million and $421 million of U.S. government agency-backed ABS at March 31, 2017 and December 31, 2016, respectively.

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	March 31,	December 31,
(in millions)	2017	2016
Alternative investments(a) (b)	$12,712	$13,379
Investment real estate(c)	7,057	6,900
Aircraft asset investments(d)	281	321
Investments in life settlements	2,105	2,516
All other investments	1,497	1,422
Total	$23,652	$24,538

(a)  At March 31, 2017, includes hedge funds of $6.9 billion, private equity funds of $5.2 billion, and affordable housing partnerships of $578 million. At December 31, 2016, includes hedge funds of $7.2 billion, private equity funds of $5.5 billion, and affordable housing partnerships of $625 million.

(b)  Approximately 64 percent and 21 percent of our hedge fund portfolio is available for redemption in 2017 and 2018, respectively, an additional 10 percent will be available between 2019 and 2024.

(c)  Net of accumulated depreciation of $362 million and $451 million in March 31, 2017 and December 31, 2016, respectively.

(d)  Consists of investments in aircraft equipment held in a consolidated trust.

Net Investment Income

The following table presents the components of Net investment income:

Three Months Ended March 31,
(in millions)	2017	2016
Fixed maturity securities, including short-term investments	$2,801	$2,936
Equity securities	5	(22)
Interest on mortgage and other loans	393	389
Alternative investments*	448	(366)
Real estate	49	53
Other investments	116	137
Total investment income	3,812	3,127
Investment expenses	126	114
Net investment income	$3,686	$3,013

*    Includes income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds for which we elected the fair value option are recorded as of the balance sheet date. Other hedge funds are generally reported on a one-month lag, while private equity funds are generally reported on a one-quarter lag.

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

Three Months Ended March 31,
(in millions)	2017	2016
Sales of fixed maturity securities	$155	$(362)
Sales of equity securities	1	24
Other-than-temporary impairments:
Severity	-	(2)
Change in intent	(1)	(29)
Foreign currency declines	(10)	(6)
Issuer-specific credit events	(57)	(131)
Adverse projected cash flows	-	(36)
Provision for loan losses	6	30
Foreign exchange transactions	159	(520)
Derivatives and hedge accounting	(376)	(72)
Impairments on investments in life settlements	(41)	(157)
Other *	49	155
Net realized capital losses	$(115)	$(1,106)

*    Includes $107 million of realized gains due to a purchase price adjustment on the sale of Class B shares of Prudential Financial, Inc. for the three months ended March 31, 2016.

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

Three Months Ended March 31,
(in millions)	2017	2016
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$773	$4,778
Equity securities	114	(95)
Other investments	(54)	(148)
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$833	$4,535

*    Excludes net unrealized losses attributable to businesses held for sale.

Evaluating Investments for Other-Than-Temporary Impairments

For a discussion of our policy for evaluating investments for other-than-temporary impairments, see Note 6 to the Consolidated Financial Statements in the 2016 Annual Report.

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

Three Months Ended March 31,
(in millions)	2017	2016
Balance, beginning of year	$1,098	$1,747
Increases due to:
Credit impairments on new securities subject to impairment losses	17	110
Additional credit impairments on previously impaired securities	30	55
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(11)	(150)
Accretion on securities previously impaired due to credit*	(188)	(239)
Other	-	-
Balance, end of period	$946	$1,523

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$36,159
Cash flows expected to be collected*	29,575
Recorded investment in acquired securities	19,884

*    Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	March 31, 2017	December 31, 2016
Outstanding principal balance	$16,270	$16,728
Amortized cost	11,649	11,987
Fair value	12,754	12,922

The following table presents activity for the accretable yield on PCI securities:

Three Months Ended March 31,
(in millions)	2017	2016
Balance, beginning of period	$7,498	$6,846
Newly purchased PCI securities	88	206
Disposals	(18)	-
Accretion	(210)	(214)
Effect of changes in interest rate indices	21	(299)
Net reclassification from (to) non-accretable difference,
including effects of prepayments	214	83
Balance, end of period	$7,593	$6,622

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	March 31, 2017	December 31, 2016
Fixed maturity securities available for sale	$2,405	$2,389
Other bond securities, at fair value	$1,776	$1,799

At March 31, 2017 and December 31, 2016, amounts borrowed under repurchase and securities lending agreements totaled $4.3 billion and $4.2 billion, respectively.

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
March 31, 2017
Other bond securities:
Non-U.S. governments	$-	$-	$51	$-	$-	$51
Corporate debt	-	377	791	557	-	1,725
Total	$-	$377	$842	$557	$-	$1,776

December 31, 2016
Other bond securities:
Non-U.S. governments	$-	$-	$-	$51	$-	$51
Corporate debt	-	163	860	725	-	1,748
Total	$-	$163	$860	$776	$-	$1,799

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
March 31, 2017
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$-	$-	$-	$-
Non-U.S. governments	-	-	-	52	-	52
Corporate debt	-	439	1,598	316	-	2,353
CMBS	-	-	-	-	-	-
Total	$-	$439	$1,598	$368	$-	$2,405

December 31, 2016
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$21	$-	$-	$-	$21
Non-U.S. governments	-	-	50	-	-	50
Corporate debt	-	791	1,466	-	-	2,257
CMBS	-	-	61	-	-	61
Total	$-	$812	$1,577	$-	$-	$2,389

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	March 31, 2017	December 31, 2016
Securities collateral pledged to us	$1,459	$1,434
Amount sold or repledged by us	$14	$11

Insurance – Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, were $5.1 billion and $4.9 billion at March 31, 2017 and December 31, 2016, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $116 million and $114 million of stock in FHLBs at March 31, 2017 and December 31, 2016, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with advances from FHLB, with a fair value of $4.5 billion and $116 million, respectively, at March 31, 2017 and $3.4 billion and $17 million, respectively, at December 31, 2016, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $2.2 billion at both March 31, 2017 and December 31, 2016. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $545 million and $523 million, comprised of bonds available for sale and short term investments at March 31, 2017 and December 31, 2016, respectively.

7. Lending Activities

The following table presents the composition of Mortgage and other loans receivable, net:

	March 31,	December 31,
(in millions)	2017	2016
Commercial mortgages*	$25,995	$25,042
Residential mortgages	4,401	3,828
Life insurance policy loans	2,324	2,367
Commercial loans, other loans and notes receivable	1,447	2,300
Total mortgage and other loans receivable	34,167	33,537
Allowance for credit losses	(289)	(297)
Mortgage and other loans receivable, net	$33,878	$33,240

*    Commercial mortgages primarily represent loans for offices, apartments and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 23 percent and 12 percent, respectively, at March 31, 2017, and 24 percent and 12 percent, respectively, at December 31, 2016).

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
March 31, 2017
Loan-to-Value Ratios(b)
Less than 65%	$15,636	$1,309	$230	$17,175
65% to 75%	5,842	656	62	6,560
76% to 80%	881	133	82	1,096
Greater than 80%	496	538	130	1,164
Total commercial mortgages	$22,855	$2,636	$504	$25,995

December 31, 2016
Loan-to-Value Ratios(b)
Less than 65%	$13,998	$1,694	$232	$15,924
65% to 75%	5,946	575	62	6,583
76% to 80%	1,246	174	47	1,467
Greater than 80%	471	392	205	1,068
Total commercial mortgages	$21,661	$2,835	$546	$25,042

(a)  The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest.

(b)  The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan.

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
March 31, 2017
Credit Quality Performance Indicator:
In good standing	790	$6,305	$8,109	$4,993	$2,196	$2,261	$1,963	$25,827	99%
Restructured(a)	4	-	134	18	-	16	-	168	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	794	$6,305	$8,243	$5,011	$2,196	$2,277	$1,963	$25,995	100%
Allowance for credit losses:
Specific		$-	$5	$1	$-	$1	$-	$7	-%
General		44	72	46	9	13	16	200	1
Total allowance for credit losses		$44	$77	$47	$9	$14	$16	$207	1%
December 31, 2016
Credit Quality Performance Indicator:
In good standing	784	$6,005	$7,830	$5,179	$1,898	$2,373	$1,589	$24,874	99%
Restructured(a)	4	-	134	18	-	16	-	168	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	788	$6,005	$7,964	$5,197	$1,898	$2,389	$1,589	$25,042	100%
Allowance for credit losses:
Specific		$-	$3	$1	$6	$1	$-	$11	-%
General		35	72	41	7	13	15	183	1
Total allowance for credit losses		$35	$75	$42	$13	$14	$15	$194	1%

(a)  Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings, see Note 7 to the Consolidated Financial Statements in the 2016 Annual Report.

(b)  Does not reflect allowance for credit losses.

(c)  100 percent of the commercial mortgages held at such respective dates were current as to payments of principal and interest.  There were no significant amounts of nonperforming commercial mortgages (defined as those loans where payment of contractual principal or interest is more than 90 days past due) during any of the periods presented.

Allowance for Credit Losses

See Note 7 to the Consolidated Financial Statements in the 2016 Annual Report for a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment.

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2017			2016
Three Months Ended March 31,	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$194	$103	$297	$171	$137	$308
Loans charged off	-	-	-	(11)	-	(11)
Recoveries of loans previously charged off	-	-	-	11	-	11
Net charge-offs	-	-	-	-	-	-
Provision for loan losses	13	(21)	(8)	(5)	(26)	(31)
Other	-	-	-	-	-	-
Allowance, end of period	$207 *	$82	$289	$166 *	$111	$277

*    Of the total allowance, $7 million and $12 million relate to individually assessed credit losses on $266 million and $298 million of commercial mortgages at March 31, 2017 and 2016, respectively.

There were no loans modified in troubled debt restructurings during the three-month periods ended March 31, 2017 and March 31, 2016.

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Structured Investment Vehicle	Affordable Housing Partnerships	Other	Total
March 31, 2017
Assets:
Bonds available for sale	$-	$9,534	$-	$-	$-	$9,534
Other bond securities	-	4,751	263	-	5	5,019
Mortgage and other loans receivable	-	1,328	-	-	-	1,328
Other invested assets	1,029	281	-	3,118	24	4,452
Other (a)	244	1,158	59	436	90	1,987
Total assets(b)	$1,273	$17,052	$322	$3,554	$119	$22,320
Liabilities:
Long-term debt	$428	$682	$58	$1,880	$5	$3,053
Other (c)	94	215	1	217	37	564
Total liabilities	$522	$897	$59	$2,097	$42	$3,617
December 31, 2016
Assets:
Bonds available for sale	$-	$10,233	$-	$-	$-	$10,233
Other bond securities	-	4,858	266	-	5	5,129
Mortgage and other loans receivable	1	1,442	-	-	104	1,547
Other invested assets	1,052	321	-	2,821	28	4,222
Other (a)	365	1,104	50	384	92	1,995
Total assets(b)	$1,418	$17,958	$316	$3,205	$229	$23,126
Liabilities:
Long-term debt	$444	$771	$56	$1,696	$6	$2,973
Other(c)	224	203	1	211	38	677
Total liabilities	$668	$974	$57	$1,907	$44	$3,650

(a)  Comprised primarily of Short-term investments and Other assets at March 31, 2017 and December 31, 2016.

(b)  The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  Comprised primarily of Other liabilities and Derivative liabilities, at fair value, at March 31, 2017 and December 31, 2016.

(d)  At March 31, 2017 and December 31, 2016, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $93 million and $106 million, respectively.

(e)  At March 31, 2017 and December 31, 2016, $17.0 billion and $17.3 billion, respectively, of the total assets of consolidated securitization vehicles were owed to AIG Parent or its subsidiaries.

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
March 31, 2017
Real estate and investment entities(a)	$401,264	$10,517	$2,072		$12,589
Affordable housing partnerships	4,407	758	-		758
Other	2,458	289	1,175	(c)	1,464
Total	$408,129	$11,564	$3,247		$14,811
December 31, 2016
Real estate and investment entities(a)	$409,087	$11,015	$2,115		$13,130
Affordable housing partnerships	4,709	785	-		785
Other	2,869	314	1,045	(c)	1,359
Total	$416,665	$12,114	$3,160		$15,274

(a)  Comprised primarily of hedge funds and private equity funds.

(b)  At March 31, 2017 and December 31, 2016, $ 11.1 billion and $11.7 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

(c)  These amounts represent our estimate of the maximum exposure to loss under certain insurance policies issued to VIEs if a hypothetical loss occurred to the extent of the full amount of the insured value.  Our insurance policies cover defined risks and our estimate of liability is included in our insurance reserves on the balance sheet.

See Note 10 to the Consolidated Financial Statements in the 2016 Annual Report for additional information on VIEs.

9. Derivatives and Hedge Accounting

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. See Note 11 to the Consolidated Financial Statements in the 2016 Annual Report for a discussion of our accounting policies and procedures regarding derivatives and hedge accounting.

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

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2017				December 31, 2016
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$155	$1	$761	$11	$175	$-	$782	$11
Foreign exchange contracts	4,353	340	2,361	71	3,527	385	2,602	184
Equity contracts	-	-	119	9	-	-	113	7
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	59,814	2,348	27,134	2,504	51,030	2,328	44,211	3,066
Foreign exchange contracts	6,383	771	9,268	1,034	9,468	935	7,674	1,185
Equity contracts	21,506	447	2,703	39	14,060	305	8,633	12
Credit contracts(b)	3	2	825	317	4	2	861	331
Other contracts(c)	39,113	21	61	6	37,633	22	62	6
Total derivatives, gross	$131,327	$3,930	$43,232	$3,991	$115,897	$3,977	$64,938	$4,802
Counterparty netting(d)		(1,269)		(1,269)		(1,265)		(1,265)
Cash collateral(e)		(1,414)		(1,461)		(903)		(1,521)
Total derivatives on condensed
consolidated balance sheets(f)		$1,247		$1,261		$1,809		$2,016

(a)  Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)  As of March 31, 2017 and December 31, 2016, included CDSs on super senior multi-sector CDOs with a net notional amount of $774 million and $801 million (fair value liability of $299 million and $308 million), respectively. The expected weighted average maturity as of March 31, 2017 is six years. Because of long-term maturities of the CDSs in the portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the portfolio. As of March 31, 2017 and December 31, 2016, there were no super senior corporate debt/CLOs remaining.

(c)  Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d)  Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)  Represents cash collateral posted and received that is eligible for netting.

(f)  Freestanding derivatives only, excludes Embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively.  Fair value of assets related to bifurcated Embedded derivatives was zero at both March 31, 2017 and December 31, 2016. Fair value of liabilities related to bifurcated Embedded derivatives was $3.1 billion at both March 31, 2017 and December 31, 2016. A bifurcated Embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

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

Collateral posted by us to third parties for derivative transactions was $3.6 billion and $4.5 billion at March 31, 2017 and December 31, 2016, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.4 billion and $1.5 billion at March 31, 2017 and December 31, 2016, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates.  For the three-month periods ended March 31, 2017 and 2016, we recognized losses of $42 million and $5 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:		Including Gains/(Losses) Attributable to:
	Hedging	Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Three Months Ended March 31, 2017
Interest rate contracts:
Realized capital gains/(losses)	$(1)	$1	$-	$-	$-
Other income	-	-	-	-	-
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	52	(42)	-	10	-
Other income	-	1	-	-	1
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	(2)	-	-	(2)	-

Three Months Ended March 31, 2016
Interest rate contracts:
Realized capital gains/(losses)	$1	$(1)	$-	$-	$-
Other income	-	2	-	-	2
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	34	(64)	-	(29)	(1)
Other income	-	7	-	-	7
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts
Realized capital gains/(losses)	10	(12)	-	(2)	-

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

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses)
Three Months Ended March 31,	Recognized in Earnings
(in millions)	2017	2016
By Derivative Type:
Interest rate contracts	$(152)	$770
Foreign exchange contracts	(46)	(28)
Equity contracts	(314)	(131)
Commodity contracts	-	-
Credit contracts	15	6
Other contracts	18	16
Embedded derivatives	146	(772)
Total	$(333)	$(139)
By Classification:
Policy fees	$20	$20
Net investment income	(2)	(1)
Net realized capital losses	(384)	(35)
Other income (losses)	33	(130)
Policyholder benefits and claims incurred	-	7
Total	$(333)	$(139)

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk-related contingent features that were in a net liability position at March 31, 2017 and December 31, 2016, was approximately $2.3 billion and $3.0 billion, respectively. The aggregate fair value of assets posted as collateral under these contracts at March 31, 2017 and December 31, 2016, was approximately $3.0 billion and $4.0 billion, respectively.

We estimate that at March 31, 2017, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $122 million.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of March 31, 2017. Factors considered in estimating the termination payments upon downgrade include current market conditions and the terms of the respective CSA provisions. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $4.6 billion and $4.8 billion at March 31, 2017 and December 31, 2016, respectively. These securities have par amounts of $9.9 billion and $10.1 billion at March 31, 2017 and December 31, 2016, respectively, and have remaining stated maturity dates that extend to 2052.

10. Insurance Liabilities

Liability for Unpaid Losses and Loss Adjustment Expenses (Loss Reserves)

Loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported (IBNR) and loss adjustment expenses (LAE), less applicable discount. We regularly review and update the methods used to determine loss reserve estimates. Any adjustments resulting from this review are reflected currently in pre-tax income. Because these estimates are subject to the outcome of future events, changes in estimates are common given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.8 billion at both March 31, 2017 and December 31, 2016. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim.  Thus, these recoverable amounts represent a credit exposure to us.  At March 31, 2017 and December 31, 2016, we held collateral of approximately $9.8 billion and $9.7 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements.

The following table presents the roll forward of activity in Loss Reserves:

Three Months Ended March 31,
(in millions)	2017	2016
Liability for unpaid loss and loss adjustment expenses, beginning of year	$77,077	$74,942
Reinsurance recoverable	(15,532)	(14,339)
Net Liability for unpaid loss and loss adjustment expenses, beginning of year	61,545	60,603
Foreign exchange effect	(105)	(160)
Dispositions(a)	-	-
Retroactive reinsurance adjustment (net of discount)(b)	(11,199)	-
Total	50,241	60,443
Losses and loss adjustment expenses incurred:
Current year	4,300	4,912
Prior years, excluding discount	25	(66)
Prior years, discount charge (benefit)	(25)	(9)
Total losses and loss adjustment expenses incurred	4,300	4,837
Losses and loss adjustment expenses paid:
Current year	(571)	(580)
Prior years	(4,753)	(4,966)
Total losses and loss adjustment expenses paid	(5,324)	(5,546)
Reclassified to liabilities held for sale(c)	(87)	-
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	49,130	59,734
Reinsurance recoverable	26,920	14,212
Total	$76,050	$73,946

(a)  Includes amounts related to dispositions through the date of disposition.  Includes sale of UGC and Ascot.

(b)  Includes discount on retroactive reinsurance in the amount of $1.7 billion.

(c)  Represents change in loss reserves included in our pending sale of certain of our insurance operations to Fairfax for the three months ended March 31, 2017.  Upon consummation of the sale, we may retain a portion of these reserves through reinsurance arrangements.

On January 20, 2017, we entered into an adverse development reinsurance agreement with NICO, a subsidiary of Berkshire, under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion.  At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion.  We account for this transaction as retroactive reinsurance. We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire has provided a parental guarantee to secure the obligations of NICO under the agreement.

Discounting of Loss Reserves

At March 31, 2017, the loss reserves reflect a net loss reserve discount of $1.9 billion, including tabular and non-tabular calculations based upon the following assumptions:

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

The discount consists of $491 million of tabular discount and $1.5 billion of non-tabular discount for workers’ compensation.  During the three-month periods ended March 31, 2017 and 2016, the benefit/(charge) from changes in discount of $25 million and $10 million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Condensed Consolidated Statement of Income.  For the three-month period ended March 31, 2017, the discount on workers’ compensation reserves decreased by $1.7 billion due to the impact of the adverse development reinsurance agreement with NICO.

During the first quarter of 2017, reserves were established for accident year 2017, which increased the discount by $32 million. In addition, the increase in the forward yield curve component of the discount rates resulted in a $57 million increase in the loss reserve discount. This increase was partially offset by a $64 million reduction for accident years 2016 and prior, primarily from accretion of discount on reserves for the first quarter of 2017. This resulted in an increase in the loss reserve discount of $25 million.

During the first quarter of 2016, reserves were established for accident year 2016, which increased the discount by $48 million. This increase was partially offset by a $27 million reduction for accident years 2015 and prior, primarily from accretion of discount on reserves for the first quarter of 2016. In addition, decreases in the forward yield curve component of the discount rates resulted in an $11 million decrease in the loss reserve discount, as Treasury rates generally decreased in the first quarter of 2016 along the payout pattern horizon as compared to the prior periods, partially offset by an increase in the credit spread. This resulted in an increase in the loss reserve discount of $10 million.

The following table presents the components of the loss reserve discount discussed above:

	March 31, 2017			December 31, 2016
		Legacy Portfolio			Legacy Portfolio
	U.S. Liability	- Property and		U.S. Liability	- Property and
	and	Casualty run-off		and	Casualty run-off
(in millions)	Financial Lines	Insurance Lines	Total	Financial Lines	Insurance Lines	Total
U.S. workers' compensation	$2,606	$989	$3,595	$2,583	$987	$3,570
Retroactive reinsurance	(1,655)	-	(1,655)	-	-	-
Total reserve discount	$951	$989	$1,940	$2,583	$987	$3,570

The following table presents the net loss reserve discount benefit (charge):

Three Months Ended March 31,	2017			2016
		Legacy Portfolio			Legacy Portfolio
	U.S. Liability	- Property and		U.S. Liability	- Property and
	and	Casualty run-off		and	Casualty run-off
(in millions)	Financial Lines	Insurance Lines	Total	Financial Lines	Insurance Lines	Total
Current accident year	$32	$-	$32	$48	$-	$48
Accretion and other adjustments
to prior year discount	(48)	(16)	(64)	(14)	(14)	(28)
Effect of interest rate changes	39	18	57	(8)	(3)	(11)
Net reserve discount
benefit (charge)	23	2	25	26	(17)	9
Change in discount on loss reserves
ceded under retroactive reinsurance	(1,655)	-	(1,655)	-	-	-
Net change in total reserve
discount	$(1,632)	$2	$(1,630)	$26	$(17)	$9
Comprised of:
U.S. Workers' compensation	$(1,632)	$2	$(1,630)	$26	$(16)	$10
Asbestos	$-	$-	$-	$-	$(1)	$(1)

11. Contingencies, Commitments and Guarantees

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

Consolidated 2008 Securities Litigation.   On May 19, 2009, a consolidated class action complaint, resulting from the consolidation of eight purported securities class actions filed between May 2008 and January 2009, was filed against AIG and certain directors and officers of AIG and AIGFP, AIG’s outside auditors, and the underwriters of various securities offerings in the United States District Court for the Southern District of New York (SDNY) in In re American International Group, Inc. 2008 Securities Litigation (the Consolidated 2008 Securities Litigation), asserting claims under the Securities Exchange Act of 1934, as amended (the Exchange Act), and claims under the Securities Act of 1933, as amended (the Securities Act), for allegedly materially false and misleading statements in AIG’s public disclosures from March 16, 2006 to September 16, 2008 relating to, among other things, the Subprime Exposure Issues.

In 2014, lead plaintiff, AIG and AIG’s outside auditor accepted mediators’ proposals to settle the Consolidated 2008 Securities Litigation against all defendants. On October 22, 2014, AIG paid the settlement amount of $960 million. On March 20, 2015, the Court issued an Order and Final Judgment approving the class settlement and dismissing the action with prejudice, and the AIG settlement became final on June 29, 2015.

Individual Securities Litigations.  Between November 18, 2011 and February 9, 2015, eleven separate, though similar, securities actions (Individual Securities Litigations) were filed in or transferred to the SDNY, asserting claims substantially similar to those in the Consolidated 2008 Securities Litigation against AIG and certain directors and officers of AIG and AIGFP. Two of the actions were voluntarily dismissed. On September 10, 2015, the SDNY granted AIG’s motion to dismiss some of the claims in the Individual Securities Litigations in whole or in part. AIG has settled eight of the nine remaining actions. The remaining Individual Securities Litigation pending in the SDNY was brought by a series of institutional investor funds. After the court’s decision granting AIG’s motion to dismiss plaintiff’s claims in part, the claims in the remaining action are limited to a claim under Section 10(b) of the Exchange Act for allegedly materially false and misleading statements in AIG’s public disclosures from February 8, 2008 to September 16, 2008 relating to, among other things, the Subprime Exposure Issues. On January 17, 2017, AIG filed a motion for summary judgment to dismiss the vast majority of the institutional investor funds’ remaining claims and a motion to stay the action pending the resolution of this motion. AIG has appealed a March 9, 2017 decision by the magistrate judge, denying AIG’s motion to stay.

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

On December 17, 2010, AIG and the lead states reached an agreement to settle all regulatory liabilities arising out of the subjects of the multistate examination.  This regulatory settlement agreement, which was agreed to by all 50 states and the District of Columbia, included, among other terms, (i) AIG’s payment of $100 million in regulatory fines and penalties; (ii) AIG’s payment of $46.5 million in outstanding premium taxes and assessments; (iii) AIG’s agreement to enter into a compliance plan describing agreed-upon specific steps and standards for evaluating AIG’s ongoing compliance with state regulations governing the setting of workers’ compensation insurance premium rates and the reporting of workers’ compensation premiums; and (iv) AIG’s agreement to pay up to $150 million in contingent fines in the event that AIG fails to comply substantially with the compliance plan requirements. In furtherance of the compliance plan, the agreement provided for a monitoring period from May 29, 2012 to May 29, 2014 leading up to a compliance plan examination.  After the close of the monitoring period, as part of preparation for the actual conduct of the compliance plan examination, on or about October 1, 2014, AIG and the lead states agreed upon corrective action plans to address particular issues identified during the monitoring period.  The compliance plan examination has concluded, and the compliance plan examination report did not impose any fines on AIG.

In connection with a multi‑state examination of certain accident and health products, including travel products, issued by National Union Fire Insurance Company of Pittsburgh, Pa. (National Union), AIG Property Casualty Inc. (formerly Chartis Inc.), on behalf of itself, National Union, and certain of AIG Property Casualty Inc.’s insurance and non‑insurance companies (collectively, the AIG PC parties) entered into a Regulatory Settlement Agreement with regulators from 50 U.S. jurisdictions effective November 29, 2012. Under the agreement, and without admitting any liability for the issues raised in the examination, the AIG PC parties (i) paid a civil penalty of $50 million, (ii) entered into a corrective action plan describing agreed‑upon specific steps and standards for evaluating the AIG PC parties’ ongoing compliance with laws and regulations governing the issues identified in the examination, and (iii) agreed to pay a contingent fine in the event that the AIG PC parties fail to satisfy certain terms of the corrective action plan. On May 23, 2016, the managing lead state in the multi-state examination ordered that the companies subject to the Regulatory Settlement Agreement have “complied with the terms” of the Regulatory Settlement Agreement and that no contingent fine or civil penalty would be due.  On April 27, 2017, a court granted final approval of the settlement of civil litigation relating to the conduct of National Union’s and other AIG companies’ accident and health business.  An objector has thirty days to appeal the grant of final approval.  The settlement funds, previously placed into escrow, will be disbursed once the deadline for appeal has expired.  We had previously accrued our estimate of loss with respect to this settlement.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $3.1 billion at March 31, 2017.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at March 31, 2017 was $139 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

12. Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares:

Three Months Ended March 31, 2017	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Shares, beginning of year	1,906,671,492	(911,335,651)	995,335,841
Shares issued	-	3,138,933	3,138,933
Shares repurchased	-	(55,994,748)	(55,994,748)
Shares, end of period	1,906,671,492	(964,191,466)	942,480,026

Dividends

Payment of future dividends to our shareholders and repurchases of AIG Common Stock depends in part on the regulatory framework that we are currently subject to and that will ultimately be applicable to us, including as a nonbank systemically important financial institution under the Dodd‑Frank Wall Street Reform and Consumer Protection Act and a global systemically important insurer. In addition, dividends are payable on AIG Common Stock only when, as and if declared by our Board of Directors in its discretion, from funds legally available for this purpose. In considering whether to pay a dividend or purchase shares of AIG Common Stock, our Board of Directors considers a number of factors, including, but not limited to: the capital resources available to support our insurance operations and business strategies, AIG’s funding capacity and capital resources in comparison to internal benchmarks, expectations for capital generation, rating agency expectations for capital, regulatory standards for capital and capital distributions, and such other factors as our Board of Directors may deem relevant.

On March 29, 2017, we paid a dividend of $0.32 per share on AIG Common Stock to shareholders of record on March 15, 2017. On March 28, 2016, we paid a dividend of $0.32 per share on AIG Common Stock to shareholders of record on March 14, 2016.

See Note 19 to the Consolidated Financial Statements in the 2016 Annual Report for a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries.

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock and warrants to purchase shares of AIG Common Stock:

Three Months Ended March 31,
(in millions)	2017	2016
Aggregate repurchases of common stock	$3,585	$3,486
Total number of common shares repurchased	56	63
Aggregate repurchases of warrants	$-	$173
Total number of warrants repurchased	-	10

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On February 14, 2017, our Board of Directors authorized an additional increase of $3.5 billion to its previous share repurchase authorization. As of March 31, 2017, approximately $2.4 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

The timing of any future repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors.

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Other-Than- Temporary Credit Impairments Were Taken
		Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment

(in millions)					Total
Balance, December 31, 2016, net of tax	$426	$6,405	$(2,629)	$(972)	$3,230
Change in unrealized appreciation of investments	143	690	-	-	833
Change in deferred policy acquisition costs adjustment and other*	32	38	-	-	70
Change in future policy benefits	-	(86)	-	-	(86)
Change in foreign currency translation adjustments	-	-	(304)	-	(304)
Change in net actuarial loss	-	-	-	25	25
Change in prior service cost	-	-	-	3	3
Change in deferred tax asset (liability)	(61)	53	28	(10)	10
Total other comprehensive income (loss)	114	695	(276)	18	551
Noncontrolling interests	-	-	-	-	-
Balance, March 31, 2017, net of tax	$540	$7,100	$(2,905)	$(954)	$3,781

Balance, December 31, 2015, net of tax	$696	$5,566	$(2,879)	$(846)	$2,537
Change in unrealized appreciation (depreciation) of investments	(548)	5,083	-	-	4,535
Change in deferred policy acquisition costs adjustment and other	15	(360)	-	-	(345)
Change in future policy benefits	-	(728)	-	-	(728)
Change in foreign currency translation adjustments	-	-	(132)	-	(132)
Change in net actuarial loss	-	-	-	12	12
Change in prior service credit	-	-	-	(7)	(7)
Change in deferred tax asset (liability)	184	(568)	40	(3)	(347)
Total other comprehensive income (loss)	(349)	3,427	(92)	2	2,988
Noncontrolling interests	-	-	-	-	-
Balance, March 31, 2016, net of tax	$347	$8,993	$(2,971)	$(844)	$5,525

*    Includes net unrealized gains attributable to businesses held for sale.

The following table presents the other comprehensive income reclassification adjustments for the three-month periods ended March 31, 2017 and 2016, respectively:

	Unrealized Appreciation
	(Depreciation) of Fixed
	Maturity Investments	Unrealized
	on Which Other-Than-	Appreciation	Foreign	Retirement
	Temporary Credit	(Depreciation)	Currency	Plan
	Impairments Were	of All Other	Translation	Liabilities
(in millions)	Recognized	Investments	Adjustments	Adjustment	Total
March 31, 2017
Unrealized change arising during period	$190	$835	$(304)	$18	$739
Less: Reclassification adjustments
included in net income	15	193	-	(10)	198
Total other comprehensive income (loss),
before income tax expense (benefit)	175	642	(304)	28	541
Less: Income tax expense (benefit)	61	(53)	(28)	10	(10)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$114	$695	$(276)	$18	$551

March 31, 2016
Unrealized change arising during period	$(458)	$3,640	$(132)	$1	$3,051
Less: Reclassification adjustments
included in net income	75	(355)	-	(4)	(284)
Total other comprehensive income (loss),
before income tax expense (benefit)	(533)	3,995	(132)	5	3,335
Less: Income tax expense (benefit)	(184)	568	(40)	3	347
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(349)	$3,427	$(92)	$2	$2,988

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified
	from Accumulated Other
	Comprehensive Income
	Three Months Ended March 31,		Affected Line Item in the
(in millions)	2017	2016	Condensed Consolidated Statements of Income
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were recognized

Investments	$15	$75	Other realized capital gains
Total	15	75
Unrealized appreciation (depreciation) of
all other investments
Investments	140	(413)	Other realized capital gains
Deferred policy acquisition costs adjustment	53	58	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	193	(355)
Change in retirement plan liabilities adjustment
Prior-service costs	-	4	*
Actuarial losses	(10)	(8)	*
Total	(10)	(4)
Total reclassifications for the period	$198	$(284)

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

The following table presents the computation of basic and diluted EPS:

Three Months Ended March 31,
(dollars in millions, except per share data)	2017	2016
Numerator for EPS:
Income (loss) from continuing operations	$1,211	$(156)
Less: Net income from continuing operations attributable to noncontrolling interests	26	(20)
Income (loss) attributable to AIG common shareholders from continuing operations	1,185	(136)
Loss from discontinued operations, net of income tax expense	-	(47)
Net income (loss) attributable to AIG common shareholders	$1,185	$(183)
Denominator for EPS:
Weighted average shares outstanding — basic	980,777,243	1,156,548,459
Dilutive shares	24,537,787	-
Weighted average shares outstanding — diluted(a) (b)	1,005,315,030	1,156,548,459
Income per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$1.21	$(0.12)
Loss from discontinued operations	$-	$(0.04)
Income (loss) attributable to AIG	$1.21	$(0.16)
Diluted:
Income (loss) from continuing operations	$1.18	$(0.12)
Loss from discontinued operations	$-	$(0.04)
Income (loss) attributable to AIG	$1.18	$(0.16)

(a)  Shares in the diluted EPS calculation represent basic shares for the three-month period ended March 31, 2016 due to the net loss in that period.

(b)  Dilutive shares include our share‑based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011. The number of shares excluded from diluted shares outstanding was 1.8 million and 0.6 million for the three-month periods ended March 31, 2017 and 2016, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

14. Employee Benefits

We sponsor various defined benefit pension plans, post-retirement medical and life insurance plans for eligible employees and retirees in the U.S. and certain non-U.S. countries.

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended March 31, 2017
Components of net periodic benefit cost:
Service cost	$6	$8	$14	$-	$1	$1
Interest cost	43	4	47	2	1	3
Expected return on assets	(64)	(6)	(70)	-	-	-
Amortization of net loss	7	3	10	-	-	-
Net periodic benefit cost (credit)	$(8)	$9	$1	$2	$2	$4
Three Months Ended March 31, 2016
Components of net periodic benefit cost:
Service cost	$4	$8	$12	$1	$1	$2
Interest cost	46	5	51	1	1	2
Expected return on assets	(73)	(7)	(80)	-	-	-
Amortization of prior service credit	-	-	-	(2)	-	(2)
Amortization of net loss	6	2	8	-	-	-
Curtailment gain	-	(2)	(2)	-	-	-
Net periodic benefit cost (credit)	$(17)	$6	$(11)	$-	$2	$2

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

Interim Tax Expense (Benefit)

For the three-month period ended March 31, 2017, the effective tax rate on income from continuing operations was 29.9 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and excess tax deductions related to share based compensation payments recorded through the income statement in accordance with ASU 2016-09, partially offset by tax charges related to the disposition of subsidiaries and non-deductible transfer pricing charges.

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction.  Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss.  Our U.S. federal consolidated income tax group includes both life companies and non-life companies.  While the U.S. taxable income of our non-life companies can be offset by the net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of March 31, 2017, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

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

For the three-month period ended March 31, 2017, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a decrease to the net deferred tax asset related to net unrealized tax capital losses.  As a result, for the three-month period ended March 31, 2017, we released $254 million of valuation allowance associated with the unrealized tax losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, all of which was allocated to other comprehensive income.

For the three-month period ended March 31, 2017, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the non-life companies’ available for sale securities portfolio, resulting in a decrease to the net deferred tax asset related to net unrealized tax capital losses. As a result, we released $120 million of valuation allowance associated with the unrealized tax losses in the non-life companies’ available for sale securities portfolio, all of which was recognized in other comprehensive income.

As of March 31, 2017, based on all available evidence, we concluded that a valuation allowance of $354 million should remain on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized.

During the three-month period ended March 31, 2017, we recognized a net decrease of $15 million in our deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to current year activity.

During the three-month period ended March 31, 2017, our deferred tax asset valuation allowance associated with certain state jurisdictions remained unchanged.

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

Accounting for Uncertainty in Income Taxes

At both March 31, 2017 and December 31, 2016, our unrecognized tax benefits, excluding interest and penalties were $4.5 billion. At both March 31, 2017 and December 31, 2016, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather the permissibility, of the deduction were $0.1 billion.  Accordingly, at both March 31, 2017 and December 31, 2016, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.4 billion.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.  At March 31, 2017 and December 31, 2016, we had accrued liabilities of $1.3 billion and $1.2 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the three-month periods ended March 31, 2017 and 2016, we accrued expense (benefit) of $17 million and $(51) million, respectively, for the payment of interest and penalties.

We regularly evaluate adjustments proposed by taxing authorities. At March 31, 2017, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

16. Information Provided in Connection with Outstanding Debt

The following Condensed Consolidating Financial Statements reflect the results of AIG Life Holdings, Inc. (AIGLH), a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
March 31, 2017
Assets:
Short-term investments	$2,714	$-	$12,907	$(4,548)	$11,073
Other investments(a)	7,032	-	297,400	-	304,432
Total investments	9,746	-	310,307	(4,548)	315,505
Cash	2	11	1,905	-	1,918
Loans to subsidiaries(b)	34,849	-	394	(35,243)	-
Investment in consolidated subsidiaries(b)	43,916	28,102	-	(72,018)	-
Other assets, including deferred income taxes	21,824	630	158,303	(4,606)	176,151
Assets held for sale	-	-	6,588	-	6,588
Total assets	$110,337	$28,743	$477,497	$(116,415)	$500,162
Liabilities:
Insurance liabilities	$-	$-	$274,967	$-	$274,967
Long-term debt	21,471	642	8,634	-	30,747
Other liabilities, including intercompany balances(a)	14,402	571	108,364	(9,327)	114,010
Loans from subsidiaries(b)	395	-	34,848	(35,243)	-
Liabilities held for sale	-	-	5,771	-	5,771
Total liabilities	36,268	1,213	432,584	(44,570)	425,495
Total AIG shareholders’ equity	74,069	27,530	44,315	(71,845)	74,069
Non-redeemable noncontrolling interests	-	-	598	-	598
Total equity	74,069	27,530	44,913	(71,845)	74,667
Total liabilities and equity	$110,337	$28,743	$477,497	$(116,415)	$500,162

December 31, 2016
Assets:
Short-term investments	$4,424	$-	$13,218	$(5,340)	$12,302
Other investments(a)	7,154	-	308,719	-	315,873
Total investments	11,578	-	321,937	(5,340)	328,175
Cash	2	34	1,832	-	1,868
Loans to subsidiaries(b)	34,692	-	576	(35,268)	-
Investment in consolidated subsidiaries(b)	42,582	27,309	-	(69,891)	-
Other assets, including deferred income taxes	24,099	239	140,743	(4,059)	161,022
Assets held for sale	-	-	7,199	-	7,199
Total assets	$112,953	$27,582	$472,287	$(114,558)	$498,264
Liabilities:
Insurance liabilities	$-	$-	$275,120	$-	$275,120
Long-term debt	21,405	642	8,865	-	30,912
Other liabilities, including intercompany balances(a)	14,671	194	103,975	(9,572)	109,268
Loans from subsidiaries(b)	577	-	34,691	(35,268)	-
Liabilities held for sale	-	-	6,106	-	6,106
Total liabilities	36,653	836	428,757	(44,840)	421,406
Total AIG shareholders’ equity	76,300	26,746	42,972	(69,718)	76,300
Non-redeemable noncontrolling interests	-	-	558	-	558
Total equity	76,300	26,746	43,530	(69,718)	76,858
Total liabilities and equity	$112,953	$27,582	$472,287	$(114,558)	$498,264

(a)  Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b)  Eliminated in consolidation.

Condensed Consolidating Statements of Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended March 31, 2017
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,462	$600	$-	$(2,062)	$-
Other income	196	-	12,382	54	12,632
Total revenues	1,658	600	12,382	(2,008)	12,632
Expenses:
Interest expense	242	12	46	(2)	298
Gain on extinguishment of debt	-	-	(1)	-	(1)
Other expenses	335	1	10,325	(53)	10,608
Total expenses	577	13	10,370	(55)	10,905
Income (loss) from continuing operations before income tax
expense (benefit)	1,081	587	2,012	(1,953)	1,727
Income tax expense (benefit)	(104)	(4)	624	-	516
Income (loss) from continuing operations	1,185	591	1,388	(1,953)	1,211
Net income (loss)	1,185	591	1,388	(1,953)	1,211
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	-	-	26	-	26
Net income (loss) attributable to AIG	$1,185	$591	$1,362	$(1,953)	$1,185
Three Months Ended March 31, 2016
Revenues:
Equity in earnings of consolidated subsidiaries*	$(944)	$(1,683)	$-	$2,627	$-
Other income	(63)	5	12,038	(201)	11,779
Total revenues	(1,007)	(1,678)	12,038	2,426	11,779
Expenses:
Interest expense	244	14	49	(1)	306
Loss on extinguishment of debt	77	-	6	-	83
Other expenses	191	7	11,605	(199)	11,604
Total expenses	512	21	11,660	(200)	11,993
Income (loss) from continuing operations before income tax
expense (benefit)	(1,519)	(1,699)	378	2,626	(214)
Income tax expense (benefit)	(1,337)	(6)	1,285	-	(58)
Income (loss) from continuing operations	(182)	(1,693)	(907)	2,626	(156)
Loss from discontinued operations, net of income taxes	(1)	-	(46)	-	(47)
Net income (loss)	(183)	(1,693)	(953)	2,626	(203)
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	-	-	(20)	-	(20)
Net income (loss) attributable to AIG	$(183)	$(1,693)	$(933)	$2,626	$(183)

*    Eliminated in consolidation.

Condensed Consolidating Statements of Comprehensive Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended March 31, 2017
Net income (loss)	$1,185	$591	$1,388	$(1,953)	$1,211
Other comprehensive income (loss)	551	4,660	51,030	(55,690)	551
Comprehensive income (loss)	1,736	5,251	52,418	(57,643)	1,762
Total comprehensive income attributable to noncontrolling interests	-	-	26	-	26
Comprehensive income (loss) attributable to AIG	$1,736	$5,251	$52,392	$(57,643)	$1,736
Three Months Ended March 31, 2016
Net income (loss)	$(183)	$(1,693)	$(953)	$2,626	$(203)
Other comprehensive income (loss)	2,988	(474)	55,554	(55,080)	2,988
Comprehensive income (loss)	2,805	(2,167)	54,601	(52,454)	2,785
Total comprehensive loss attributable to noncontrolling interests	-	-	(20)	-	(20)
Comprehensive income (loss) attributable to AIG	$2,805	$(2,167)	$54,621	$(52,454)	$2,805

Condensed Consolidating Statements of Cash Flows

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Three Months Ended March 31, 2017
Net cash (used in) provided by operating activities	$651	$(23)	$(10,938)	$(49)	$(10,359)
Cash flows from investing activities:
Sales of investments	2,699	-	26,492	(2,482)	26,709
Sales of divested businesses, net	-	-	24	-	24
Purchase of investments	(890)	-	(14,769)	2,482	(13,177)
Loans to subsidiaries - net	(56)	-	183	(127)	-
Contributions from (to) subsidiaries - net	206	-	-	(206)	-
Net change in restricted cash	-	-	(22)	-	(22)
Net change in short-term investments	1,470	-	(220)	-	1,250
Other, net	(5)	-	(292)	-	(297)
Net cash (used in) provided by investing activities	3,424	-	11,396	(333)	14,487
Cash flows from financing activities:
Issuance of long-term debt	-	-	151	-	151
Repayments of long-term debt	-	-	(602)	-	(602)
Purchase of common stock	(3,585)	-	-	-	(3,585)
Intercompany loans - net	(183)	-	56	127	-
Cash dividends paid	(307)	-	(49)	49	(307)
Other, net	-	-	89	206	295
Net cash (used in) provided by financing activities	(4,075)	-	(355)	382	(4,048)
Effect of exchange rate changes on cash	-	-	(82)	-	(82)
Change in cash	-	(23)	21	-	(2)
Cash at beginning of year	2	34	1,832	-	1,868
Change in cash of businesses held for sale	-	-	52	-	52
Cash at end of period	$2	$11	$1,905	$-	$1,918

Three Months Ended March 31, 2016
Net cash (used in) provided by operating activities	$1,483	$97	$(1,481)	$(1,067)	$(968)
Cash flows from investing activities:
Sales of investments	392	-	17,004	(1,154)	16,242
Purchase of investments	(322)	-	(16,634)	1,154	(15,802)
Loans to subsidiaries - net	880	-	180	(1,060)	-
Contributions from (to) subsidiaries - net	644	-	-	(644)	-
Net change in restricted cash	-	-	(59)	-	(59)
Net change in short-term investments	(1,022)	-	445	-	(577)
Other, net	(127)	-	708	-	581
Net cash (used in) provided by investing activities	445	-	1,644	(1,704)	385
Cash flows from financing activities:
Issuance of long-term debt	2,986	-	303	-	3,289
Repayments of long-term debt	(710)	(26)	(222)	-	(958)
Purchase of common stock	(3,486)	-	-	-	(3,486)
Intercompany loans - net	(180)	(3)	(877)	1,060	-
Cash dividends paid	(363)	(177)	(890)	1,067	(363)
Other, net	(173)	-	1,500	644	1,971
Net cash (used in) provided by financing activities	(1,926)	(206)	(186)	2,771	453
Effect of exchange rate changes on cash	-	-	-	-	-
Change in cash	2	(109)	(23)	-	(130)
Cash at beginning of year	34	116	1,479	-	1,629
Cash at end of period	$36	$7	$1,456	$-	$1,499

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Cash (paid) received during the 2017 period for:
Interest:
Third party	$(288)	$(23)	$(43)	$-	$(354)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(14)	$-	$(54)	$-	$(68)
Intercompany	1,090	-	(1,090)	-	-
Cash (paid) received during the 2016 period for:
Interest:
Third party	$(285)	$(24)	$(53)	$-	$(362)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(1)	$-	$(38)	$-	$(39)
Intercompany	182	-	(182)	-	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Three Months Ended March 31,
(in millions)	2017	2016
Intercompany non-cash financing and investing activities:
Capital contributions	$198	$2,904
Dividends received in the form of securities	150	697
Fixed maturity securities received in exchange for equity securities	-	-

17. Subsequent Events

Dividends Declared and Increase in Share Repurchase Authorization

On May 3, 2017, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 28, 2017 to shareholders of record on June 14, 2017.

On May 3, 2017, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of $2.5 billion, resulting in an aggregate remaining authorization on such date of approximately $3.8 billion.

sales of businesses

See Note 4 to the Condensed Consolidated Financial Statements for details of recent transactions that have closed since March 31, 2017.

ITEM 2 | Management’s  Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Annual Report) to assist readers seeking additional information related to a particular subject.

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

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other publicly available documents may include, and officers and representatives of AIG may from time to time make, projections, goals, assumptions and statements that may constitute “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “focused on achieving,” “view,” “target,” "goal" or “estimate.” These projections, goals, assumptions and statements may address, among other things, our:

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

•     segments’ revenues and combined ratios; and

•     Chief Executive Officer succession and management retention plans.

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

•     judgments concerning estimated restructuring charges and estimated cost savings; and

•     such other factors discussed in:

–   Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q; and

–   Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of our 2016 Annual Report.

We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Use of Non-GAAP Measures

Throughout this MD&A, we present our financial condition and results of operations in the way we believe will be most meaningful and representative of our business results. Some of the measurements we use are “non‑GAAP financial measures” under Securities and Exchange Commission rules and regulations. GAAP is the acronym for “generally accepted accounting principles” in the United States. The non‑GAAP financial measures we present may not be comparable to similarly‑named measures reported by other companies.

Book value per common share, excluding accumulated other comprehensive income (AOCI), Book value per common share, excluding AOCI and deferred tax assets (DTA) (Adjusted book value per common share) and Adjusted book value per common share, including dividend growth are used to show the amount of our net worth on a per-share basis. We believe these measures are useful to investors because they eliminate items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. These measures also eliminate the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in these book value per common share metrics. Book value per common share excluding AOCI, is derived by dividing total AIG shareholders’ equity, excluding AOCI, by total common shares outstanding. Adjusted book value per common share is derived by dividing total AIG shareholders’ equity, excluding AOCI and DTA (Adjusted Shareholders’ Equity), by total common shares outstanding. Adjusted book value per common share including dividend growth is derived by dividing Adjusted Shareholders’ Equity, including growth in quarterly dividends above $0.125 per share to shareholders, by total common shares outstanding.  The reconciliation to book value per common share, the most comparable GAAP measure, is presented in the Executive Summary section of this MD&A.

Return on equity – After-tax operating income excluding AOCI and DTA (Adjusted return on equity) is used to show the rate of return on shareholders’ equity. We believe this measure is useful to investors because it eliminates items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in Adjusted return on equity. Adjusted return on equity is derived by dividing actual or annualized after-tax operating income attributable to AIG by average Adjusted Shareholders’ Equity. The reconciliation to return on equity, the most comparable GAAP measure, is presented in the Executive Summary section of this MD&A.

After-tax operating income attributable to AIG is derived by excluding the tax effected pre-tax operating income (PTOI) adjustments described below and the following tax items from net income attributable to AIG:

•     deferred income tax valuation allowance releases and charges; and

•     uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance.

General operating expenses, operating basis is derived by making the following adjustments to general operating and other expenses: include (i) certain loss adjustment expenses, reported as policyholder benefits and losses incurred and (ii) certain investment and other expenses reported as net investment income, and exclude (i) advisory fee expenses, (ii) non-deferrable insurance commissions, (iii) direct marketing and acquisition expenses, net of deferrals, (iv) non-operating litigation reserves and (v) other expense related to an asbestos retroactive reinsurance agreement. We use General operating expenses, operating basis, because we believe it provides a more meaningful indication of our ordinary course of business operating costs, regardless of within which financial statement line item these expenses are reported externally within our segment results. The majority of these expenses are employee-related costs.  For example, Other acquisition expenses and Losses and loss adjustment expenses primarily represent employee-related costs in the underwriting and claims functions, respectively.  Excluded from this measure are non-operating expenses (such as restructuring costs and litigation reserves), direct marketing expenses, insurance company assessments and non-deferrable commissions.

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

Operating revenues exclude Net realized capital gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes) and changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes). Operating revenues is a GAAP measure for our operating segments.

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

•     net loss reserve discount benefit (charge);

•     pension expense related to a one-time lump sum payment to former employees;

•     income and loss from divested businesses;

•     non-operating litigation reserves and settlements;

•     reserve development related to non-operating run-off insurance business;

•     restructuring and other costs related to initiatives designed to reduce operating expenses, improve efficiency and simplify our organization; and

•     the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

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

–   Accident year loss and combined ratios, as adjusted: both the accident year loss and combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold. We believe the as adjusted ratios are meaningful measures of our underwriting results on an ongoing basis as they exclude catastrophes and the impact of reserve discounting which are outside of management’s control. We also exclude prior year development to provide transparency related to current accident year results.

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

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected. For a complete discussion of our critical accounting estimates, you should read Part II, Item 7. MD&A — Critical Accounting Estimates in the 2016 Annual Report.

Executive Summary

Overview

This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in our securities. You should read this Quarterly Report on Form 10-Q, together with the 2016 Annual Report,  in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

OUR MODULAR MANAGEMENT FRAMEWORK

AIG’s operating model

Modules are designed to enhance transparency and accountability, which we anticipate will drive operating improvement and flexibility over time.

Our Core businesses include Commercial Insurance and Consumer Insurance, as well as Other Operations.  Commercial Insurance includes two modules – Liability and Financial Lines and Property and Special Risks. Consumer Insurance is comprised of four modules – Individual Retirement, Group Retirement, Life Insurance and Personal Insurance.  As we continue to focus on operating improvement, we are exiting certain lines of business and market regions that we consider non-core and unprofitable while still maintaining a global presence for our Core businesses. The Legacy Portfolio consists of our run-off insurance lines and legacy investments. Other Operations consists of businesses and items not attributed to our Commercial Insurance and Consumer Insurance modules or our Legacy Portfolio.

Our multinational capabilities provide a diverse mix of businesses through our global offices and branches in more than 80 countries and jurisdictions. Accordingly, we also review and assess the performance of our Core business through the broad locations of our insurance operations across three key geographic modules: the United States, Europe, and Japan. Our disclosure of geography is based on the significant legal entity insurance companies (including branches) operating in those geographic areas. The other geography includes AIG Parent, United Guaranty Residential Insurance Company (United Guaranty), AIG Fuji Life Insurance Company, Ltd. (Fuji Life), our insurance operations in remaining geographies around the globe and certain legal entities not deemed significant in the key geographic areas. Geography disclosures exclude our Legacy Portfolio.

Business Modules

Commercial Insurance

Commercial Insurance is a leading provider of insurance products and services for commercial customers. It includes one of the world’s most far-reaching property casualty networks. Commercial Insurance offers a broad range of products to customers through a diversified, multichannel distribution network. Customers value Commercial Insurance’s strong capital position, extensive risk management and claims expertise, and its ability to be a market leader in critical lines of the insurance business.

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

Other Operations

Other Operations consists of businesses and items not attributed to our Commercial and Consumer modules or our Legacy Portfolio. It includes AIG Parent, Institutional Markets, United Guaranty(a), Fuji Life(b), deferred tax assets related to tax attributes and intercompany eliminations.

(a) United Guaranty was sold in December 31, 2016.

(b) Fuji Life was sold on April 30, 2017.

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

Financial Performance Summary

Net Income (Loss) Attributable To AIG Three Months Ended March 31, ($ in millions)

2017 and 2016 Comparison

Increased due to improved income from insurance operations, reflecting higher net investment income and lower general operating and other expenses.  Income from the Legacy Portfolio increased due to fair value gains on certain investments. In addition, net realized capital losses decreased significantly compared to the same period in the prior year.

See MD&A – Consolidated Results of Operations for further discussion.

Pre-Tax Operating Income(a) Three Months Ended March 31, ($ in millions)

2017 and 2016 Comparison

Increased due to improved income from insurance operations, reflecting higher net investment income and lower general operating and other expenses. Income from the Legacy Portfolio increased due to fair value gains on certain investments.

See MD&A – Business Segment Operations for further discussion.

General Operating and Other Expenses Three Months Ended March 31, ($ in millions)

Declined $560 million, including an unfavorable foreign exchange impact of $12 million, divestitures of businesses, including United Guaranty and AIG Advisor Group, and lower employee-related expenses, rationalized employee benefits and professional fee reductions related to our ongoing efficiency program.

In keeping with our broad and on-going efforts to transform for long-term competitiveness, results for the first quarters of 2017 and 2016 included approximately $181 million and $188 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges.

We continue to execute initiatives focused on organizational simplification, operational efficiency, and business rationalization, which are expected to result in aggregate pre-tax restructuring and other costs of approximately $1.44 billion (of which approximately $1.37 billion has been recognized since the third quarter of 2015) as well as generate pre-tax annualized savings of approximately $1.4 billion to $1.5 billion when fully implemented by 2018.

General Operating Expenses, Operating Basis(a) Three Months Ended March 31, ($ in millions)

Declined $343 million, including an unfavorable foreign exchange impact of $12 million, divestitures of businesses, including United Guaranty and AIG Advisor Group, lower employee-related expenses, rationalized employee benefits and professional fee reductions related to our ongoing efficiency program.

Capital Returned to Shareholders Three Months Ended March 31, ($ in billions)

We have returned $17.0 billion in capital to our shareholders through dividends and share and warrant repurchases since January 1, 2016 through March 31, 2017 as part of our strategy to actively return capital to shareholders.

Return on Equity(b)	Adjusted Return on Equity(a)(b)

Book Value Per Common Share	Adjusted Book Value Per Common Share Including Dividend Growth(a)

(a)  Non-GAAP measure – see Consolidated Results of Operations for reconciliation of Non-GAAP to GAAP measure.

(b)  For the three-month periods ended March 31, 2017 and 2016, and year ended December 31, 2016.

AIG PRIORITIES FOR 2017

As previously disclosed in our 2016 Annual Report, our primary focus is growth in intrinsic value. We believe the following priorities for 2017 will help us to achieve our value creation goals.

• Improving our return on equity (ROE) • Providing innovative solutions to most efficiently meet our clients’ needs	• Continuing to reduce general operating expenses • Improving profitability of Commercial Insurance through underwriting actions and accident year loss ratio improvements

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in the first quarter of 2017, characterized by factors such as historically low interest rates, the Department of Labor’s (the DOL) final fiduciary duty rule (the DOL Fiduciary Rule), instability in the global equity markets, volatile energy markets, slowing growth in China and Euro-Zone economies, and the formal commencement of the United Kingdom’s (the UK) withdrawal from its membership in the European Union (the EU) (commonly referred to as Brexit). Brexit has also affected the U.S. dollar/British pound exchange rate, increased the volatility of exchange rates among the euro, British pound and the Japanese yen (the Major Currencies), and created volatility in the financial markets, which may continue for some time.

Impact of Changes in the Interest Rate Environment

Interest rates decreased marginally in the first quarter of 2017 and have remained at historically low levels. Certain markets in which we operate have experienced negative interest rates. A sustained low interest rate environment negatively affects sales of interest rate sensitive products in our industry and may negatively impact the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios.  We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

Annuity Sales and Surrenders

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products.  However, our disciplined rate setting has helped to mitigate some of the pressure on investment spreads. As long as the low interest rate environment continues, conditions will be challenging for the fixed annuity market. Rapidly rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Customers are, however, currently buying fixed annuities with surrender periods of four to seven years in pursuit of higher returns, which may help mitigate the rate of increase in surrenders in a rapidly rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to the contract holders have driven better than expected persistency in Fixed Annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio.  We will closely monitor surrenders of Fixed Annuities as contracts with lower minimum interest rates come out of the surrender charge period in a more attractive rate environment. Low interest rates have also driven growth in our fixed index annuity products, which provide additional interest crediting tied to favorable performance in certain equity market indices and the availability of guaranteed living benefits. Changes in interest rates significantly impact the valuation of our liabilities for guaranteed products with income features and the value of the related hedging portfolio.

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

The following table presents Fixed Annuities and Group Retirement base net investment spread:

Three Months Ended March 31,
(in millions)	2017	2016
Base net investment spread
Fixed Annuities	2.27%	2.22%
Group Retirement	1.88	2.00

In Fixed Annuities and Group Retirement, average interest crediting rates decreased slightly in the first quarter of 2017 compared to the same period in the prior year due to disciplined pricing and active crediting rate management.  Group Retirement’s base net investment spread decreased in the first quarter of 2017 compared to the same period in the prior year as a result of lower prepayment income received on commercial mortgage loans, which more than offset the decrease in crediting rate. See Investments for additional information on our investment and asset-liability management strategies.

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

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 74 percent were crediting at the contractual minimum guaranteed interest rate at March 31, 2017. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 70 percent at both March 31, 2017 and December 31, 2016. These businesses continue to focus on pricing discipline and strategies to reduce the minimum guaranteed interest crediting rates offered on new sales. In the core universal life business in our Life Insurance business, 72 percent of the account values were crediting at the contractual minimum guaranteed interest rate at March 31, 2017.

The following table presents fixed annuity and universal life account values of our Core Individual Retirement, Group Retirement and Life Insurance businesses by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
March 31, 2017		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
1%	$5,620	$4,150	$12,466	$22,236
> 1% - 2%	7,199	244	1,674	9,117
> 2% - 3%	14,482	39	479	15,000
> 3% - 4%	10,608	44	7	10,659
> 4% - 5%	571	-	4	575
> 5% - 5.5%	32	-	5	37
Total Individual Retirement	$38,512	$4,477	$14,635	$57,624
Group Retirement*
1%	$1,284	$2,488	$2,445	$6,217
> 1% - 2%	6,367	665	143	7,175
> 2% - 3%	15,513	-	169	15,682
> 3% - 4%	919	-	-	919
> 4% - 5%	7,130	-	-	7,130
> 5% - 5.5%	163	-	-	163
Total Group Retirement	$31,376	$3,153	$2,757	$37,286
Universal life insurance
1%	$-	$-	$8	$8
> 1% - 2%	34	177	207	418
> 2% - 3%	564	525	937	2,026
> 3% - 4%	1,798	348	5	2,151
> 4% - 5%	3,429	210	-	3,639
> 5% - 5.5%	307	-	-	307
Total universal life insurance	$6,132	$1,260	$1,157	$8,549
Total	$76,020	$8,890	$18,549	$103,459
Percentage of total	73%	9%	18%	100%

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

Department of Labor Fiduciary Rule

Our Individual Retirement and Group Retirement operating segments provide products and services to certain employee benefit plans that are subject to restrictions imposed by the Employee Retirement Income Security Act of 1974, as amended (ERISA) and the Internal Revenue Code, including the requirements of the Department of Labor’s (the DOL) final fiduciary duty rule (the DOL Fiduciary Rule), related exemption amendments, and subsequent interpretative guidance.  We are prepared to implement the necessary adjustments to achieve compliance with the DOL Fiduciary Rule as it is phased in beginning June 9, 2017. Overall, the DOL Fiduciary Rule as currently promulgated would result in increased compliance costs and, as currently promulgated, may create increased exposure to legal claims under certain circumstances, including class actions.

On April 4, 2017, the DOL announced a 60-day extension of the applicability dates of the DOL Fiduciary Rule and related exemptions.  This announcement followed a February 3, 2017, presidential memorandum that directed the DOL to review the DOL Fiduciary Rule and determine whether the DOL Fiduciary Rule will adversely impact the ability of retirement savers to access retirement information and financial advice. Under the terms of the DOL’s extension, the new definition of fiduciary and the impartial conduct standards under the DOL Fiduciary Rule will become effective beginning on June 9, 2017, rather than on April 10, 2017, as originally scheduled. Compliance with the remaining conditions and related exemptions is not required until January 1, 2018. The DOL also requested comments on the issues raised by the presidential memorandum, and noted its intent to complete its review and decide whether to make or propose further changes to the rule or associated exemptions in the interim.  In the absence of further action by the DOL, full compliance with the DOL Fiduciary Rule will be required by January 1, 2018.  We are closely following the DOL’s ongoing review and assessment of this rule.

Impact of Currency Volatility

Currency volatility remains acute, as the British pound weakened considerably against the U.S. dollar and the Japanese yen strengthened against the U.S. dollar. The euro also weakened modestly against the U.S. dollar. Such volatility affected line item components of income for those businesses with substantial international operations. In particular, growth trends in net premiums written reported in U.S. dollars can differ significantly from those measured in original currencies. The net effect on underwriting results, however, is significantly mitigated, as both revenues and expenses are similarly affected.

These currencies may continue to fluctuate, in either direction, especially as a result of the UK’s announced exit from the EU, and such fluctuations will affect net premiums written growth trends reported in U.S. dollars, as well as financial statement line item comparability.

Liability and Financial Lines, Property and Special Risks, International Life Insurance and Personal Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Three Months Ended March 31,			Percentage
Rate for 1 USD	2017	2016	Change
Currency:
JPY	114.68	118.15	(3)%
EUR	0.94	0.91	3%
GBP	0.80	0.69	16%

Unless otherwise noted, references to the effects of foreign exchange in the Commercial Insurance and Consumer Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations on a reported basis for the three-month periods ended March 31, 2017 and 2016. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section. For a discussion of the Critical Accounting Estimates that affect our results of operations, see the Critical Accounting Estimates section of this MD&A and Part II, Item 7. MD&A — Critical Accounting Estimates in the 2016 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

Three Months Ended March 31,			Percentage
(in millions)	2017	2016	Change
Revenues:
Premiums	$7,782	$8,806	(12)%
Policy fees	724	687	5
Net investment income	3,686	3,013	22
Net realized capital losses	(115)	(1,106)	90
Other income	555	379	46
Total revenues	12,632	11,779	7
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,047	6,387	(5)
Interest credited to policyholder account balances	910	950	(4)
Amortization of deferred policy acquisition costs	1,108	1,262	(12)
General operating and other expenses	2,443	3,003	(19)
Interest expense	298	306	(3)
(Gain) loss on extinguishment of debt	(1)	83	NM
Net loss on sale of divested businesses	100	2	NM
Total benefits, losses and expenses	10,905	11,993	(9)
Income (loss) from continuing operations before
income tax expense (benefit)	1,727	(214)	NM
Income tax expense (benefit)	516	(58)	NM
Income (loss) from continuing operations	1,211	(156)	NM
Loss from discontinued operations,
net of income tax expense (benefit)	-	(47)	NM
Net income (loss)	1,211	(203)	NM
Less: Net income (loss) attributable to noncontrolling interests	26	(20)	NM
Net income (loss) attributable to AIG	$1,185	$(183)	NM	%

	March 31,	December 31,
(in millions, except per share data)	2017	2016
Balance sheet data:
Total assets	$500,162	$498,264
Long-term debt	30,747	30,912
Total AIG shareholders’ equity	74,069	76,300
Book value per common share	78.59	76.66
Book value per common share, excluding AOCI	74.58	73.41
Adjusted book value per common share	59.10	58.57
Adjusted book value per common share, including dividend growth	60.59	59.79

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI, Book value per common share, excluding AOCI and DTA (Adjusted book value per common share), and Adjusted book value per common share, including dividend growth, which are non-GAAP measures. See Use of Non‑GAAP Measures for additional information.

	March 31,	December 31,
(in millions, except per share data)	2017	2016
Total AIG shareholders' equity	$74,069	$76,300
Accumulated other comprehensive income	3,781	3,230
Total AIG shareholders' equity, excluding AOCI	70,288	73,070

Deferred tax assets	14,585	14,770
Adjusted shareholders' equity	$55,703	$58,300

Add: Cumulative quarterly common stock dividends above $0.125 per share	1,405	1,216
Adjusted shareholders' equity, including dividend growth	57,108	59,516
Total common shares outstanding	942,480,026	995,335,841
Book value per common share	$78.59	$76.66
Book value per common share, excluding AOCI	74.58	73.41
Adjusted book value per common share	59.10	58.57
Adjusted book value per common share, including dividend growth	$60.59	$59.79
The following table presents a reconciliation of Return on equity to Adjusted Return on equity, which is a non-GAAP measure.  See Use of Non‑GAAP Measures for additional information.

	Three Months Ended		Year Ended
	March 31,		December 31,
(dollars in millions)	2017	2016	2016
Actual or annualized net income (loss) attributable to AIG	$4,740	$(732)	$(849)
Actual or annualized after-tax operating income attributable to AIG	5,468	3,060	406
Average AIG Shareholders' equity	75,185	89,088	86,617
Average AOCI	3,506	4,031	5,722
Average AIG Shareholders' equity, excluding average AOCI	71,679	85,057	80,895
Average DTA	14,678	16,788	15,905
Average adjusted AIG Shareholders' equity	$57,001	$68,269	$64,990
ROE	6.3%	(0.8)%	(1.0)%
Adjusted Return on Equity	9.6%	4.5%	0.6%

The following table presents a reconciliation of General operating and other expenses to General operating expense, operating basis, which is a Non-GAAP measure:

Three Months Ended March 31,			Percentage
(in millions)	2017	2016	Change
General operating and other expenses	$2,443	$3,003	(19)%
Restructuring and other costs	(181)	(188)	4
Other (income) expense related to retroactive reinsurance agreement	-	7	NM
Pension expense related to a one-time lump sum payment to former employees	-	-	NM
Non-operating litigation reserves	(4)	(3)	(33)
Total general operating and other expenses included in pre-tax operating income	2,258	2,819	(20)
Loss adjustment expenses, reported as policyholder benefits and losses incurred	304	341	(11)
Advisory fee expenses	(77)	(317)	76
Non-deferrable insurance commissions	(132)	(122)	(8)
Direct marketing and acquisition expenses, net of deferrals	(112)	(144)	22
Investment expenses reported as net investment income and other	8	15	(47)
Total general operating expenses, operating basis	$2,249	$2,592	(13)%

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to pre-tax operating income/after-tax operating income attributable to AIG:

Three Months Ended March 31,	2017			2016
		Total Tax			Total Tax
		(Benefit)	After		(Benefit)	After
(in millions)	Pre-tax	Charge	Tax	Pre-tax	Charge	Tax
Pre-tax income/net income (loss), including noncontrolling interests	$1,727	$516	$1,206	$(214)	$(58)	$(185)
Noncontrolling interest			(21)			2
Pre-tax income/net income (loss) attributable to AIG	$1,727	$516	$1,185	$(214)	$(58)	$(183)
Uncertain tax positions and other tax adjustments		50	(50)		(205)	205
Deferred income tax valuation allowance releases		13	(13)		37	(37)
Changes in fair value of securities used to hedge guaranteed living benefits	(11)	(4)	(7)	(133)	(47)	(86)
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital
gains (losses)	(53)	(19)	(34)	(40)	(14)	(26)
Unfavorable (favorable) prior year development and related amortization changes ceded
under retroactive reinsurance agreements	14	4	10	(7)	(2)	(5)
(Gain) loss on extinguishment of debt	(1)	-	(1)	83	29	54
Net realized capital losses	115	47	68	1,106	387	719
Noncontrolling interest on net realized capital losses			5			(18)
Loss from discontinued operations			-			47
Loss from divested businesses	100	(6)	106	2	1	1
Non-operating litigation reserves and settlements	(6)	(2)	(4)	(31)	(11)	(20)
Net loss reserve discount benefit (charge)	(25)	(9)	(16)	(9)	(1)	(8)
Restructuring and other costs	181	63	118	188	66	122
Pre-tax operating income/After-tax operating income	$2,041	$653	$1,367	$945	$182	$765

Weighted average diluted shares outstanding			1,005.3			1,156.5
Income (loss) per common share attributable to AIG (diluted)			$1.18			$(0.16)
After-tax operating income per common share attributable to AIG (diluted)*			$1.36			$0.64

*   For the quarter ended March 31, 2016, because we reported a net loss, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts.  However, because we reported after-tax operating income, the calculation of after-tax operating income per diluted share includes 29,585,064 dilutive shares.

first quarter pre-tax income (LOSS) Comparison for 2017 and 2016

Pre-tax results increased in the first quarter of 2017 compared to the same period in 2016 primarily due to:

•     an increase in net investment income due to higher income on alternative investments, primarily in our hedge fund portfolio;

•     lower general operating and other expenses reflecting strategic actions to reduce expenses;

•     a decrease in net realized capital losses reflecting:

–   foreign exchange losses in the first quarter of 2016 due to $483 million of remeasurement losses for a short-term intercompany balance;

–   losses on sales of fixed maturity securities in the energy sector in the first quarter of 2016;

–   higher other-than-temporary impairments in the first quarter of 2016;

–   partially offset by derivative and hedge accounting losses in the first quarter of 2017, including losses from guaranteed living benefit embedded derivatives, net of hedging, primarily due to movement in the non-performance or “own credit “ spread adjustment (NPA), driven by tightening credit spreads;

•     lower losses incurred in Commercial Insurance due to U.S. Casualty portfolio improvements and the effect of the reinsurance arrangement with Swiss Re Group; and

•     higher Legacy Portfolio fair value gains on certain investments.

Income Tax expense analysis

For the three-month period ended March 31, 2017, the effective tax rate on income from continuing operations was 29.9 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and excess tax deductions related to share based compensation payments recorded through the income statement in accordance with ASU 2016-09, partially offset by tax charges related to the disposition of subsidiaries and non-deductible transfer pricing charges.

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

The following table summarizes Pre-tax operating income from our business segment operations. See also Note 3 to the Condensed Consolidated Financial Statements.

Three Months Ended March 31,
(in millions)	2017	2016
Core business:
Commercial Insurance
Liability and Financial Lines	$574	$569
Property and Special Risks	275	93
Commercial Insurance	849	662
Consumer Insurance
Individual Retirement	539	302
Group Retirement	243	191
Life Insurance	54	1
Personal Insurance	212	210
Consumer Insurance	1,048	704
Other Operations	(246)	(239)
Total Core	1,651	1,127
Legacy Portfolio	342	(202)
Consolidations, eliminations and other adjustments	48	20
Pre-tax operating income	$2,041	$945

Commercial Insurance

PRODUCTS AND DISTRIBUTION

Liability: Products include general liability, environmental, commercial automobile liability, workers’ compensation, excess casualty and crisis management insurance products. Casualty also includes risk- sharing and other customized structured programs for large corporate and multinational customers.

Financial Lines: Products include professional liability insurance for a range of businesses and risks, including directors and officers liability, mergers and acquisitions (M&A), fidelity, employment practices, fiduciary liability, cyber risk, kidnap and ransom, and errors and omissions insurance.

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

•     long-tail exposures that create added challenges to pricing and risk management;

•     over capacity in certain lines of business that creates downward market pressure on pricing;

•     tort environment volatility in certain jurisdictions and lines of business; and

•     volatility in claims arising from natural and man-made catastrophes.

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our specific business:

Liability and Financial Lines

The Liability and Financial Lines market remains challenging due to excess capacity, which is continuing to negatively affect the rate environment.  Despite this, we continue to achieve rate increases in challenged areas of the portfolio, and more broadly across Casualty lines as we execute our portfolio optimization strategy. In the first quarter of 2017 we have continued to observe the trend of increasing frequency of severe losses, particularly in auto, which is impacting not only the primary books, but also having a leveraged impact on excess layers.  Loss trends across most U.S. Casualty lines remain elevated.

Liability and Financial Lines has large international exposure within the total Commercial Insurance portfolio and will therefore remain sensitive to volatility in foreign currencies.

Property and Special Risks

In the first quarter of 2017, Property and Special Risks experienced growth in certain of our targeted lines of business that led to positive results that met or exceeded our expectations and we expect such growth to continue throughout 2017. The U.S. large limit property business continues to be a strategic focus. Rates in more commoditized lines of business such as U.S. Excess and Surplus lines continue to be unsatisfactory and we intend to continue to reduce our net premiums written in these areas.

Overall, Property and Special Risks experienced rate pressure in the first quarter of 2017, which is expected to continue in the near term, particularly in the U.S. and Europe. Property and Special Risks continues to differentiate its underwriting capacity from its peers by leveraging its global footprint, diverse product offering, risk engineering expertise and significant underwriting experience.

Primarily due to reductions in the Property portfolio driven by actions to address accounts with inadequate price and/or terms and conditions, catastrophe exposures have declined.

COMMERCIAL INSURANCE RESULTS

Three Months Ended March 31,
(in millions)	2017	2016	Change
Revenues:
Premiums	$3,752	$4,745	(21)%
Net investment income	931	553	68
Total operating revenues	4,683	5,298	(12)
Benefits and expenses:
Policyholder benefits and losses incurred	2,697	3,216	(16)
Amortization of deferred policy acquisition costs	428	535	(20)
General operating and other expenses(a)	709	885	(20)
Total operating expenses	3,834	4,636	(17)
Pre-tax operating income	$849	$662	28%
Loss ratio(b)	71.9	67.8	4.1
Acquisition ratio	15.9	16.6	(0.7)
General operating expense ratio	14.4	13.3	1.1
Expense ratio	30.3	29.9	0.4
Combined ratio(b)	102.2	97.7	4.5
Adjustments for accident year loss ratio, as adjusted and
accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(5.4)	(4.6)	(0.8)
Prior year development net of premium adjustments	(1.0)	0.3	(1.3)
Accident year loss ratio, as adjusted	65.5	63.5	2.0
Accident year combined ratio, as adjusted	95.8	93.4	2.4

(a)  Includes general operating expenses, commissions and other acquisition expenses.

(b)  Consistent with our definition of PTOI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

The following table presents Commercial Insurance net premiums written by module, showing change on both a reported and constant dollar basis:

Three Months Ended March 31,			Percentage Change in
(in millions)	2017	2016	U.S. dollars	Original Currency
Liability and Financial Lines	$2,216	$2,509	(12)%	(10)%
Property and Special Risks	1,413	1,866	(24)	(23)
Total net premiums written	$3,629	$4,375	(17)%	(16)%

The following tables present Commercial accident year catastrophes and severe losses by geography(a) and number of events:

Catastrophes(b)

	# of
(in millions)	Events	U.S.	Japan	Europe	Other	Total
Three Months Ended March 31, 2017
Windstorms and hailstorms	6	$140	$-	$-	$-	$140
Tropical cyclone	1	24	-	-	37	61
Total catastrophe-related charges	7	$164	$-	$-	$37	$201
Three Months Ended March 31, 2016
Windstorms and hailstorms	7	$189	$1	$-	$2	$192
Other	1	-	-	30	-	30
Total catastrophe-related charges	8	$189	$1	$30	$2	$222

(a)  Geography shown in the table represents where the ultimate liability resides, after intercompany reinsurance agreements, and is not necessarily indicative of where the catastrophe or severe loss events have occurred.  This presentation follows our geography modules.  See MD&A – Executive Summary for further discussion on our geography modules.

(b) Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

Severe Losses(c)

Three Months Ended March 31,	# of
(in millions)	Events	U.S.	Japan	Europe	Other	Total
2017	3	$27	$-	$13	$-	$40
2016	6	$33	$-	$71	$5	$109

(c)  Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

Liability and Financial Lines Results

Three Months Ended March 31,			Change
(in millions)	2017	2016	Change
Underwriting results:
Net premiums written	$2,216	$2,509	(12)%
(Increase) decrease in unearned premiums	(59)	325	NM
Net premiums earned	2,157	2,834	(24)
Losses and loss adjustment expenses incurred	1,639	1,955	(16)
Acquisition expenses:
Amortization of deferred policy acquisition costs	211	316	(33)
Other acquisition expenses	102	101	1
Total acquisition expenses	313	417	(25)
General operating expenses	322	370	(13)
Underwriting income (loss)	(117)	92	NM
Net investment income	691	477	45
Pre-tax operating income	$574	$569	1%
Loss ratio(a)	76.0	69.0	7.0

Acquisition ratio	14.5	14.7	(0.2)
General operating expense ratio	14.9	13.1	1.8
Expense ratio	29.4	27.8	1.6
Combined ratio(a)	105.4	96.8	8.6
Adjustments for accident year loss ratio, as adjusted, and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	-	-	-
Prior year development net of premium adjustments	(3.5)	(0.1)	(3.4)
Accident year loss ratio, as adjusted	72.5	68.9	3.6
Accident year combined ratio, as adjusted	101.9	96.7	5.2

(a)  Consistent with our definition of PTOI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

Business and Financial Highlights

The net premiums written decrease in the first quarter of 2017 was driven by ongoing portfolio optimization efforts and execution on our pricing strategy, partially offset by growth in targeted lines of business. The decrease in losses and loss adjustment expenses incurred was driven by lower net losses incurred resulting primarily from U.S. Casualty portfolio improvements, the effect of the reinsurance arrangement with the Swiss Re Group and the recognition of the amortization of the deferred gain from the adverse development reinsurance agreement with NICO. These decreases were partially offset by the increase in our loss reserves due to the UK Ministry of Justice’s recent decision to significantly reduce the Ogden discount rate used for calculating lump sum awards in the UK bodily injury cases. The acquisition expense decrease was primarily related to the reinsurance arrangement with the Swiss Re Group. The general operating expense decrease was mainly driven by lower employee-related expenses and other expense savings initiatives. Higher net investment income was due to higher income on alternative investments partially offset by lower interest and dividends due to lower invested assets resulting from the funding of the adverse development reinsurance agreement with NICO.

We continue to reduce the relative size of our U.S. Casualty portfolio within Liability and Financial Lines and consequently expect net premiums written will continue to decline through 2017, in large part driven by the continued execution of our risk selection strategy alongside a disciplined underwriting approach.

Liability and Financial Lines Pre-Tax Operating Income Three Months Ended March 31, (in millions)

2017 and 2016 Comparison

Pre-tax operating income increased slightly due to:

•     higher net investment income due to higher income on alternative investments partially offset by lower interest and dividends due to lower invested assets resulting from funding the adverse development reinsurance agreement with NICO;

•     lower losses and loss adjustment expenses incurred resulting primarily from U.S. Casualty portfolio improvements, the effect of the reinsurance arrangement with the Swiss Re Group and the amortization of the deferred gain from the adverse development reinsurance agreement with NICO, partially offset by the impact of the reduction in the Ogden discount rate;

•     lower  acquisition expenses primarily due to the ceding commissions related to the reinsurance arrangement with the Swiss Re Group; and

•     lower general operating expenses primarily due to lower employee-related expenses and other expense reduction initiatives.

These increases were almost entirely offset by lower net premiums earned primarily driven by portfolio optimization and the effect of the reinsurance arrangement with the Swiss Re Group.

Liability and Financial Lines Net Premiums Written Three Months Ended March 31, (in millions)

2017 and 2016 Comparison

Net premiums written decreased primarily due to:

•     continued execution of our risk selection strategy within U.S. Casualty as we optimize our product portfolio; and

•     lower new and renewal business reflecting efforts to further enhance underwriting discipline in the current competitive market environment.

The decrease in net premiums written was partially offset by growth in targeted lines of business such as Global Financial Lines and Cyber.

Liability and Financial Lines Combined Ratios Three Months Ended March 31,

2017 and 2016 Comparison

The increase in combined ratio reflected an increase in both the loss ratio and the expense ratio.

The increase in the loss ratio reflected higher current accident year loss ratios in certain U.S. Casualty lines, which increased commencing in the fourth quarter of 2016 due to higher loss trend emergence identified as part of our year-end 2016 conclusions about loss reserves, partially offset by changes in business mix.

The increase in the expense ratio reflected a higher general operating expense ratio due to a decrease in net premiums earned reflecting portfolio optimization, which more than offset expense reduction.

The increase was partially offset by a lower acquisition ratio driven by higher commission income through the reinsurance arrangement with the Swiss Re Group.

Property and Special Risks Results

Three Months Ended March 31,
(in millions)	2017	2016	Change
Underwriting results:
Net premiums written	$1,413	$1,866	(24)%
Increase in unearned premiums	182	45	304
Net premiums earned	1,595	1,911	(17)
Losses and loss adjustment expenses incurred	1,058	1,261	(16)
Acquisition expenses:
Amortization of deferred policy acquisition costs	217	219	(1)
Other acquisition expenses	66	154	(57)
Total acquisition expenses	283	373	(24)
General operating expenses	219	260	(16)
Underwriting income (loss)	35	17	106
Net investment income	240	76	216
Pre-tax operating income	$275	$93	196%
Loss ratio(a)	66.3	66.0	0.3

Acquisition ratio	17.7	19.5	(1.8)
General operating expense ratio	13.7	13.6	0.1
Expense ratio	31.4	33.1	(1.7)
Combined ratio(a)	97.7	99.1	(1.4)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(12.6)	(11.6)	(1.0)
Prior year development net of premium adjustments	2.2	1.0	1.2
Accident year loss ratio, as adjusted	55.9	55.4	0.5
Accident year combined ratio, as adjusted	87.3	88.5	(1.2)

(a) Consistent with our definition of PTOI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

Business and Financial Highlights

The net premiums written decrease in the first quarter of 2017 was driven by portfolio optimization and continued challenging market conditions.  Changes made to our 2017 catastrophe reinsurance program, specifically the large North American occurrence cover, have also resulted in a reduction of net premiums written.  Our sale of the Ascot business at the end of 2016 is expected to result in a decline in net premiums written in 2017, although the impact on the first quarter of 2017 was minimal due to seasonality.  Losses and loss adjustment expenses incurred decreased mainly due to a reduction in severe loss activity and volume, partially offset by an increase in U.S. Property attritional losses.  Overall expenses decreased due to lower acquisition costs from ongoing efficiency improvements and decreased production.  Higher net investment income was due to higher income on alternative investments.

Property and Special Risks Pre-Tax Operating Income Three Months Ended March 31, (in millions)

2017 and 2016 Comparison

Pre-tax operating income increased primarily due to:

•     higher net investment income due to higher income on alternative investments;

•     lower acquisition expenses driven by change in business mix, reduced production and increased efficiency;

•     lower severe losses, partially offset by an increase in U.S. Property attritional losses; and

•     lower general operating expenses primarily due to lower employee-related expenses and other expense reduction initiatives.

These increases were partially offset by lower net premiums earned driven by portfolio optimization and continued challenging market conditions.

Property and Special Risks Net Premiums Written Three Months Ended March 31, (in millions)

2017 and 2016 Comparison

Net premiums written decreased primarily due to:

•     continued execution of our strategy to optimize our portfolio mix;

•     increases in rate pressure, significant competition and challenging market conditions;

•     lower new and renewal business reflecting the continued adherence to our underwriting discipline in the current competitive environment; and

•     changes made to the North America Catastrophe reinsurance cover for 2017.

The decrease in net premiums written was partially offset by growth in our targeted lines of business such as Global Credit Lines, U.S. Middle Market Property and U.S. Property Construction.

Property and Special Risks Combined Ratios Three Months Ended March 31,

2017 and 2016 Comparison

The decrease in the combined ratio was due to a decrease in the expense ratio partially offset by an increase in the loss ratio.

The decrease in the expense ratio reflected:

•      a lower acquisition expense ratio driven by change in business mix, the sale of the Ascot business, reduced production and increased efficiency; and

•      a flat general operating expense ratio due to lower employee-related expenses and other expense reduction initiatives offset by lower premiums.

The increase in loss ratio reflected higher attritional losses in the U.S. Property business that more than offset the reduction in severe losses.

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

Products and services are marketed by The VALIC under the VALIC brand and include investment offerings and plan administrative and compliance services. VALIC career financial advisors and independent financial advisors provide retirement plan participants with enrollment support and comprehensive financial planning services.

Life Insurance: In the U.S., primarily includes term life and universal life insurance. International operations include the distribution of life and health products in the UK and Ireland.  Life products in the U.S. are primarily distributed through independent marketing organizations, independent insurance agents, financial advisors and direct marketing.

Individual: Products include personal auto and property in Japan and other selected international markets and insurance for high net worth individuals offered through AIG Private Client Group, including auto, homeowners, umbrella, yacht, fine art and collections insurance, with a focus on the U.S. and multi-national coverage offerings. Products are distributed through various channels, including agents and brokers.

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

Changes in the interest rate environment have a significant impact on sales, surrender rates, investment returns, guaranteed income features, and spreads in the annuity industry. See AIG’s Outlook – Industry and Economic Factors – Impact of Changes in the Interest Rate Environment for additional discussion of the impact of market interest rate movement on our Individual Retirement business.

Individual Retirement provides products and services to certain employee benefit plans that are subject to the requirements of the DOL Fiduciary Rule.  For additional information on the DOL Fiduciary Rule, see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Department of Labor Fiduciary Rule.

Group Retirement

Group Retirement competes in the defined contribution market under the VALIC  brand.  VALIC  is a leading retirement  plan provider in the  U.S. for  K-12  schools  and school  districts, higher education, healthcare, government and other not-for-profit institutions. The defined contribution market is a highly efficient and competitive market that requires support for  both plan  sponsors and individual participants.  To  meet  this  challenge,  VALIC  is investing  in a  client-focused  technology  platform  to support  improved compliance  and self-service functionality. VALIC’s  service model  pairs self-service  tools with its career financial advisors who provide individual plan participants with enrollment support and comprehensive financial planning services.

Changes in the interest rate environment have a significant impact on sales, surrender rates, investment returns, guaranteed income features, and spreads in the annuity industry. See AIG’s Outlook –Industry and Economic Factors – Impact of Changes in the Interest Rate Environment for additional discussion of the impact of market interest rate movement on our Group Retirement business.

Group Retirement provides products and services to certain employee benefit plans that are subject to the requirements of the DOL Fiduciary Rule.  For additional information on the DOL Fiduciary Rule, see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Department of Labor Fiduciary Rule.

Life Insurance

Consumers have a significant need for life insurance, whether it is used for income replacement for their surviving family, estate planning or wealth transfer. Additionally, consumers use life insurance to provide living benefits in case of chronic, critical or terminal illnesses, as well as to supplement retirement income.

In response to consumer needs and a sustained low interest rate environment, our Life Insurance product portfolio has been evolving. Our emphasis is shifting away from products with long-duration interest rate guarantees to a stronger focus on indexed universal life products. See AIG’s Outlook –Industry and Economic Factors – Impact of Changes in the Interest Rate Environment for additional discussion of the impact of market interest rate movement on our Life Insurance business.

As life insurance ownership remains at historical lows in the United States, efforts to expand the reach and increase the affordability of life insurance are critical. The industry is investing in consumer-centric efforts to reduce traditional barriers to securing life protection by simplifying the sales and service experience. Digitally-enabled processes and tools provide a fast, friendly and simple path to life insurance protection.

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

In Japan, the competition for auto insurance has intensified, in part driven by a decline in new car sales and the existence of fewer  but larger insurers.  In addition,  the overall  market size in  homeowners insurance contracted after the  duration restriction on long-term fire insurance became effective  in October 2015. In the U.S., we compete in the high net worth market  and will  continue to  expand  our  innovative  products and services to  distribution partners and  clients. Outside  of Japan  and  the U.S., Personal  Insurance  continues  to  invest selectively in  markets that we believe have higher potential for sustainable profitability.

CONSUMER INSURANCE RESULTS

Three Months Ended March 31,			Percentage
(in millions)	2017	2016	Change
Revenues:
Premiums	$3,141	$3,169	(1)%
Policy fees	644	603	7
Net investment income	1,940	1,612	20
Other income	217	507	(57)
Total operating revenue	5,942	5,891	1
Benefits and expenses:
Policyholder benefits and losses incurred	2,174	2,098	4
Interest credited to policyholder account balances	788	820	(4)
Amortization of deferred policy acquisition costs	708	717	(1)
General operating and other expenses*	1,224	1,552	(21)
Total operating expenses	4,894	5,187	(6)
Pre-tax operating income	$1,048	$704	49%

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

Individual Retirement Results

The following table presents individual retirement results:

Three Months Ended March 31,			Percentage
(in millions)	2017	2016	Change
Revenues:
Premiums	$28	$47	(40)%
Policy fees	185	167	11
Net investment income	1,007	839	20
Advisory fee and other income	153	440	(65)
Benefits and expenses:
Policyholder benefits and losses incurred	37	82	(55)
Interest credited to policyholder account balances	415	443	(6)
Amortization of deferred policy acquisition costs	129	148	(13)
Non deferrable insurance commissions	72	52	38
Advisory fee expenses	58	300	(81)
General operating expenses	123	166	(26)
Pre-tax operating income	$539	$302	78%

Business and Financial Highlights

The market environment reflected continued uncertainty about the DOL Fiduciary Rule and interest rates which, while higher than a year ago, remained low relative to historical levels. As a result, deposits in first quarter 2017 were lower than the same period in the prior year in all product lines. Net investment income results included higher returns from alternative investments due to the improved equity market environment and higher gains on securities for which the fair value option was elected.

Individual Retirement Pre-Tax Operating Income Three Months Ended March 31, (in millions)

2017 and 2016 Comparison

Pre-tax operating income increased primarily due to:

•      higher net investment income reflecting higher returns on alternative investments from improved equity market performance and higher gains on securities for which the fair value option was elected;

•      improved equity market performance also contributing to a decrease in policyholder benefit expense and DAC amortization; and

•      higher policy fee income due to growth in annuity account values from improvement in the equity markets and positive net flows over the past twelve months.

The increase in Pre-tax operating income was partially offset by the sale of AIG Advisor Group in May 2016, which drove the decreases in advisory fee income, advisory expenses and general operating expenses, and resulted in a net $13 million decrease in pre-tax operating income.

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums decreased in the first quarter of 2017 compared to the same period in the prior year, primarily due to lower sales of immediate annuities.

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

The following table presents a reconciliation of Individual Retirement premiums and deposits to GAAP premiums:

Three Months Ended March 31,
(in millions)	2017	2016
Premiums	$28	$47
Deposits	3,357	4,963
Other	(3)	-
Premiums and deposits	$3,382	$5,010

Surrender Rates

The following table presents surrenders as a percentage of average reserves:

Three Months Ended March 31,
	2017	2016
Surrenders as a percentage of average reserves
Fixed Annuities	7.0%	7.2%
Variable and Index Annuities	6.0	4.8

The following table presents reserves for Fixed Annuities and Variable and Index Annuities by surrender charge category:

	March 31, 2017		December 31, 2016
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$34,146	$16,097	$34,674	$15,338
Greater than 0% - 2%	1,251	4,810	857	4,558
Greater than 2% - 4%	2,013	6,414	2,221	5,741
Greater than 4%	12,698	35,406	12,599	34,966
Non-surrenderable	1,509	386	1,606	380
Total reserves	$51,617	$63,113	$51,957	$60,983

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For Variable and Index Annuities, the proportion of reserves subject to surrender charges at March 31, 2017 has decreased compared to December 31, 2016 due to normal aging of the business and slower sales, which were due in part to uncertainty around the implementation of the DOL Fiduciary Rule. The increase in reserves with no surrender charge contributed to the increase in the surrender rate in the first quarter of 2017 compared to the same period in the prior year.

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows Three Months Ended March 31, (in millions)

2017 and 2016 Comparison

•     Fixed Annuities premiums and deposits were lower than the prior year due to stronger sales in the first quarter of 2016, when higher equity market volatility made fixed annuities attractive to customers seeking less volatile returns.

•     Variable and Index Annuities premiums and deposits and net flows declined, reflecting lower sales of index annuities, along with a continued decrease in variable annuity industry sales due to uncertainty around the implementation of the DOL Fiduciary Rule. Lower sales combined with higher surrenders compared to the prior year period resulted in negative net flows for the variable annuity product line.

•     Retail Mutual Funds had negative net flows in the first quarter of 2017 compared to positive net flows in the first quarter of 2016, reflecting lower deposits due to overall industry trends in active management funds, uncertainty surrounding the DOL Fiduciary Rule and recent performance in the Focused Dividend Strategy Portfolio.

Group Retirement Results

Three Months Ended March 31,			Percentage
(in millions)	2017	2016	Change
Revenues:
Premiums	$9	$7	29%
Policy fees	99	91	9
Net investment income	555	479	16
Advisory fee and other income	55	52	6
Benefits and expenses:
Policyholder benefits and losses incurred	21	7	200
Interest credited to policyholder account balances	278	279	-
Amortization of deferred policy acquisition costs	22	21	5
Non deferrable insurance commissions	27	20	35
Advisory fee expenses	18	17	6
General operating expenses	109	94	16
Pre-tax operating income	$243	$191	27%

Business and Financial Highlights

Group Retirement had slightly higher premiums and growth of 10 percent in premiums and deposits in the first quarter of 2017 compared to the same period in the prior year, but higher surrenders resulted in negative net flows for the quarter, reflecting continued pressure from the consolidation of healthcare providers and other employers in our target markets. Low base net investment yields continued to pressure investment spreads, partially mitigated by crediting rate management. Net investment income results reflected improved returns from alternative investments.

Group Retirement Pre-Tax Operating Income Three Months Ended March 31, (in millions)

2017 and 2016 Comparison

Pre-tax operating income increased primarily due to:

•      higher net investment income reflecting higher returns on alternative investments, primarily from improved equity market performance and higher gains on securities for which the fair value option was elected; and

•      higher policy fee income due to growth in account values from improvement in the equity markets.

Partially offsetting these increases were:

•      lower base net investment spread primarily due to lower prepayments on commercial mortgage loans compared to the prior year, partially mitigated by effective crediting rate management;

•      higher general operating expense due to higher spending in the first quarter of 2017 compared to the prior year to prepare for the implementation of the DOL Fiduciary Rule.

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in the first quarter of 2017, which primarily represent immediate annuities, increased slightly compared to the same period in the prior year.

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

The following table presents a reconciliation of Group Retirement premiums and deposits to GAAP premiums:

Three Months Ended March 31,
(in millions)	2017	2016
Premiums	$9	$7
Deposits	2,031	1,849
Other	-	-
Premiums and deposits	$2,040	$1,856

Surrender Rates

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

Three Months Ended March 31,	2017	2016
Surrenders as a percentage of average reserves and mutual funds	10.2%	7.9%

The following table presents reserves for Group Retirement annuities by surrender charge category:

	March 31,		December 31,
(in millions)	2017	(a)	2016	(a)
No surrender charge(b)	$65,793		$64,160
Greater than 0% - 2%	937		906
Greater than 2% - 4%	1,355		1,395
Greater than 4%	5,274		5,434
Non-surrenderable	411		417
Total reserves	$73,770		$72,312

(a)  Excludes mutual fund assets under administration of $17.2 billion and $16.3 billion at March 31, 2017 and December 31, 2016, respectively.

(b)  Group Retirement amounts in this category include reserves of approximately $6.3 billion, at both March 31, 2017 and December 31, 2016, that are subject to 20 percent annual withdrawal limitations.

Group Retirement annuities are typically subject to a five- to seven-year surrender charge period, depending on the product. The increase in the amount and proportion of Group Retirement annuity reserves that have no surrender charge at March 31, 2017 compared to December 31, 2016 was primarily due to normal aging of this book of business, as well as lower than expected surrenders of older contracts with higher minimum interest rates on fixed account balances that have continued to be attractive to the contract holders in the low interest rate environment.

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended March 31, (in millions)

2017 and 2016 Comparison

Premiums and deposits increased 10 percent, primarily driven by higher deposits from group acquisitions. The growth in sales was more than offset by surrenders, including group plan surrenders of approximately $350 million, which were within expectations but higher than in the prior year, resulting in net flows that were negative in the first quarter of 2017.

Life Insurance Results

Three Months Ended March 31,			Percentage
(in millions)	2017	2016	Change
Revenues:
Premiums	$384	$359	7%
Policy fees	360	345	4
Net investment income	260	234	11
Other income	9	15	(40)
Benefits and expenses:
Policyholder benefits and losses incurred	593	557	6
Interest credited to policyholder account balances	95	98	(3)
Amortization of deferred policy acquisition costs	76	73	4
Non deferrable insurance commissions	31	40	(23)
General operating expenses	164	184	(11)
Pre-tax operating income	$54	$1	NM	%

Business and Financial Highlights

Life Insurance new individual life sales in the first quarter of 2017 reflected higher sales of universal life products compared to the prior-year period. Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Domestic general operating expenses decreased in the first quarter of 2017 compared to the same period in the prior year, primarily due to the strategic decision to refocus the group benefits business and other reductions in staffing.

Life Insurance Pre-Tax Operating Income Three Months Ended March 31, (in millions)

2017 and 2016 Comparison

Pre-tax operating income increased primarily due to:

•      higher net investment income reflecting higher returns on alternative investments primarily from improved equity market performance;

•      higher policy fee income primarily from growth in universal life; and

•      lower domestic general operating expenses primarily due to reductions in staffing.

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life, and group benefit policies. Premiums increased 8.5 percent in the first quarter of 2017 compared to the same period in the prior year, excluding the effect of foreign exchange, primarily due to growth in international operations.

Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance premiums and deposits to GAAP premiums:

Three Months Ended March 31,
(in millions)	2017	2016
Premiums	$384	$359
Deposits	368	342
Other	158	148
Premiums and deposits	$910	$849

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits Three Months Ended March 31, (in millions)

Premiums and deposits grew by 8.2 percent, excluding the effect of foreign exchange, principally driven by growth in international life and health sales from AIG Life Limited and assumed premiums related to business distributed by Laya Healthcare.

Personal Insurance Results

Three Months Ended March 31,
(in millions)	2017	2016	Change
Underwriting results:
Net premiums written	$2,668	$2,809	(5)%
(Increase) decrease in unearned premiums	52	(53)	NM
Net premiums earned	2,720	2,756	(1)
Losses and loss adjustment expenses incurred	1,523	1,452	5
Acquisition expenses:
Amortization of deferred policy acquisition costs	481	475	1
Other acquisition expenses	220	236	(7)
Total acquisition expenses	701	711	(1)
General operating expenses	402	443	(9)
Underwriting income	94	150	(37)
Net investment income	118	60	97
Pre-tax operating income	$212	$210	1%
Loss ratio	56.0	52.7	3.3
Acquisition ratio	25.8	25.8	-
General operating expense ratio	14.8	16.1	(1.3)
Expense ratio	40.6	41.9	(1.3)
Combined ratio	96.6	94.6	2.0
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(1.0)	(1.1)	0.1
Prior year development net of premium adjustments	-	1.8	(1.8)
Accident year loss ratio, as adjusted	55.0	53.4	1.6
Accident year combined ratio, as adjusted	95.6	95.3	0.3

The following table presents Personal Insurance net premiums written, showing change on both reported and constant dollar basis:

Three Months Ended March 31,			Percentage Change in
(in millions)	2017	2016	U.S. dollars	Original Currency
Net premiums written	$2,668	$2,809	(5)%	(6)%

The following tables present Personal Insurance accident year catastrophes and severe losses by geography(a) and the number of events:

Catastrophes(b)

	# of
(in millions)	Events	U.S.	Japan	Europe	Other	Total
Three Months Ended March 31, 2017
Flooding	-	$-	$-	$-	$-	$-
Windstorms and hailstorms	6	22	-	-	-	22
Wildfire	-	-	-	-	-	-
Tropical cyclone	1	2	-	-	3	5
Earthquakes	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total catastrophe-related charges	7	$24	$-	$-	$3	$27

Three Months Ended March 31, 2016
Flooding	-	$-	$-	$-	$-	$-
Windstorms and hailstorms	7	27	1	-	1	29
Wildfire	-	-	-	-	-	-
Tropical cyclone	-	-	-	-	-	-
Total catastrophe-related charges	7	$27	$1	$-	$1	$29

(a)  Geography shown in the table represents where the ultimate liability resides, after intercompany reinsurance agreements, and is not necessarily indicative of where the catastrophe or severe loss events have occurred.  This presentation follows our geography modules.  See MD&A – Executive Summary for further discussion on our geography modules.

(b)  Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

Severe Losses(c)

Three Months Ended March 31,	# of
(in millions)	Events	U.S.	Japan	Europe	Other	Total
2017	1	$9	$-	$-	$8	$17
2016	-	$-	$-	$-	$-	$-

(c)            Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

Business and Financial Highlights

Personal Insurance operating results increased slightly in the first quarter of 2017 compared to the same period in 2016.  Personal insurance continued its effective execution of strategic and portfolio actions to reduce total expenses, while implementing underwriting actions and maintaining pricing discipline. Although market competition in the personal insurance industry has intensified, the accident year loss ratio, as adjusted, continued to reflect the underwriting quality, portfolio diversity, and low volatility of short-tailed risk in our Personal Insurance book.

Personal Insurance Pre-Tax Operating Income Three Months Ended March 31, (in millions)

2017 and 2016 Comparison

Pre-tax operating income increased slightly due to:

•     higher net investment income due to higher returns on alternative investments in hedge funds; and

•     strategic actions to reduce expenses and refocus direct marketing activities.

Mostly offset by:

•     slightly lower earned premium base; and

•     higher accident losses, including lower net favorable prior year loss reserve development and one severe loss.

Personal Insurance Net Premiums Written Three Months Ended March 31, (in millions)

2017 and 2016 Comparison

Net premiums written decreased both on a reported basis and after excluding the effect of foreign exchange. The decrease in net premiums written on a constant dollar basis reflected the following:

•     growth in warranty service programs and AIG Private Client Group business; more than offset by:

•     decreased production in Accident and Health primarily due to lower sales as a result of refocusing our direct marketing activities coupled with increased reinsurance purchases on certain blocks of business to manage aggregate exposure; and

•     increased ceded premiums due to the lower attachment point on our corporate catastrophe reinsurance program.

Personal Insurance Combined Ratios Three Months Ended March 31,

2017 and 2016 Comparison

The increase in combined ratio reflected the combination of a higher loss ratio and lower expense ratio.

The increase in loss ratio was driven by:

•      non-reoccurrence of net favorable prior year loss reserve development, partially offset by lower catastrophe losses;

•      one severe loss; and

•      a slightly lower attritional loss ratio in the first quarter of 2016 coupled with changes in product and geographic mix.

The decrease in expense ratio reflected continued strategic actions to reduce operating expenses.

Other Operations

The following table presents Other Operations results:

Three Months Ended March 31,			Percentage
(in millions)	2017	2016	Change
Pre-tax operating loss by activities:
United Guaranty	$-	$126	NM	%
Institutional Markets	62	47	32
Fuji Life	16	(5)	NM
Parent and Other:
Corporate General operating expenses	(156)	(191)	18
Interest expense	(244)	(243)	-
Other income, net	76	27	181
Total Parent and Other	(324)	(407)	20
Pre-tax operating loss before eliminations	(246)	(239)	(3)
Consolidation, eliminations and other adjustments	48	20	140
Pre-tax operating loss	$(198)	$(219)	10%

2017 and 2016 Comparison

Pre-tax operating loss before eliminations increased slightly, primarily driven by the sale of United Guaranty during the fourth quarter of 2016, partially offset by lower losses in Parent and Other.

Institutional Markets reported higher pre-tax operating income in the three-month period ended March 31, 2017 compared to the same period in the prior year, primarily due to higher net investment income on alternative investments.

Fuji Life pre-tax operating results increased primarily as a result of increases in underwriting income as a result of new products launched during 2016.

Parent and Other pre-tax operating loss decreased as a result of higher income from investments and lower general operating expenses, consistent with our strategy to reduce expenses.

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

Legacy Investments — include investment classes that we have placed into run-off (life settlements, Legacy Global Real Estate and the Direct Investment book) and equity-like securities with high yield, high-risk characteristics.

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

•     Enhanced asset liability management and expense management

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

LEGACY PORTFOLIO RESULTS

The following table presents Legacy Portfolio results:

Three Months Ended March 31,			Percentage
(in millions)	2017	2016	Change
Revenues:
Premiums	$167	$232	(28)%
Policy fees	35	39	(10)
Net investment income	730	649	12
Other income (loss)	152	(239)	NM
Total operating revenues	1,084	681	59
Benefits and expenses:
Policyholder benefits and losses and loss adjustment
expenses incurred	482	559	(14)
Interest credited to policyholder account balances	63	64	(2)
Amortization of deferred policy acquisition costs	28	38	(26)
General operating and other expenses	133	133	-
Interest expense	36	89	(60)
Total benefits and expenses	742	883	(16)
Pre-tax operating income (loss)	$342	$(202)	NM	%

Pre-tax operating income (loss) by type:
Property and Casualty Run-Off Insurance Lines	$87	$61	43%
Life Insurance Run-Off Lines	90	6	NM
Legacy Investments	165	(269)	NM
Pre-tax operating income (loss)	$342	$(202)	NM	%

Business and Financial Highlights

In the first quarter of 2017, the Legacy Investment portfolio executed on several transactions with external parties for total consideration of approximately $468 million, which included the sale on March 31, 2017 of a portion of our life settlements portfolio with a face value (death benefits) of approximately $1.4 billion, resulting in a loss on the sale of $89 million. The majority of the consideration received was used to pay down intercompany loans and notes with affiliated insurance companies. In addition, the Legacy Investment portfolio returned approximately $191 million of cash proceeds to AIG Parent in the first quarter of 2017 from the sale of an AIG sponsored fund that occurred in the fourth quarter of 2016.

Legacy Portfolio Pre-Tax Operating Income (Loss) Three Months Ended March 31, (in millions)

2017 and 2016 Comparison

Pre-tax operating income increased due to:

•     higher Legacy Life earnings due to improved returns on alternative investments as a result of improved equity market conditions;

•     increased Legacy Property and Casualty pre-tax operating income due to lower current accident year losses; and

•     increased Legacy Investment income in 2017 compared to losses in 2016 for portfolios on which the fair value option was elected.

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

Investment Highlights in the First Quarter of 2017

•       Less credit market volatility in the first quarter of 2017 compared to the fourth quarter of 2016, with a marginal decrease in interest rates and narrowing of credit spreads resulted in a net unrealized gain in our investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $10.6 billion as of March 31, 2017 from approximately $9.7 billion as of December 31, 2016.

•       We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•       During the first quarter of 2017, we funded the adverse development reinsurance agreement entered into with NICO. The approximate $10.2 billion funding commitment was the primary reason for the decrease in the invested asset portfolio in the quarter.

•       During the first quarter of 2017, we reduced our hedge fund portfolio by approximately $564 million as a result of redemptions consistent with our planned reduction of exposure. Our hedge fund portfolio experienced above average returns in the first quarter of 2017 due to higher equity market performance.

•       Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•       Other-than-temporary impairments decreased due to lower impairments in our structured securities and corporate bond portfolios.

•       The U.S. election and Brexit vote created increased volatility in credit markets and exchange rates as well as within the equity markets in 2016, which may continue for some time.

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

The following table presents the components of Net Investment Income:

Three Months Ended March 31,
(in millions)	2017	2016
Interest and dividends	$3,063	$3,243
Alternative investments(a)	448	(366)
Other investment income(b)	301	250
Total investment income	3,812	3,127
Investment expenses	126	114
Total net investment income	$3,686	$3,013

(a)  Includes income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds for which we elected the fair value option are recorded as of the balance sheet date. Other hedge funds are generally reported on a one-month lag, while private equity funds are generally reported on a one-quarter lag.

(b)  Primarily includes changes in fair value of certain fixed maturity securities where the fair value option has been elected and income on life settlements. For the quarters ended March 31, 2017 and March 31, 2016, the investment income (loss) recorded on these securities was $127 million and $114 million, respectively, and on life settlements was $115 million and $126 million, respectively.

Net investment income in the first quarter of 2017 was higher than the same period in the prior year as higher income on alternative investments, primarily in our hedge fund portfolio, was partially offset by lower invested assets and blended investment yields on new investments that were lower than blended rates on investments that were sold, matured or called.

Attribution of Net Investment Income to Operating Modules

Net investment income is attributed to our businesses based on internal models consistent with the nature of the underlying businesses.

For Commercial Insurance — Liability and Financial Lines, Property and Special Risks and Consumer Insurance — Personal Insurance and Legacy Property Casualty Insurance Run-Off Lines, we estimate investable funds based primarily on loss reserves and unearned premiums. The allocation of net investment income of the Property Casualty Insurance Companies to modules is calculated based on these estimated investable funds, consistent with the approximate duration of the liabilities and the required economic capital allocation for each module.

For Consumer Insurance — Individual Retirement, Group Retirement, and Life Insurance, Other Operations — Institutional Markets and Legacy Life Insurance Run-Off Lines, net investment income is attributed based on invested assets from segregated product line portfolios held in our Life Insurance Companies. All invested assets of the Life Insurance Companies in excess of liabilities are allocated based on estimates of required economic capital allocation for each module.

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

Fixed maturity securities of the Property Casualty Insurance Companies domestic operations, with an average duration of 4.2 years, are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns, as well as taxable municipal bonds, government and agency bonds, and corporate bonds. The majority of these high quality investments are rated A or higher based on composite ratings.

Fixed maturity securities held in the Property Casualty Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, with an average duration of 3.6 years.

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

Fixed maturity securities of the Life Insurance Companies domestic operations, with an average duration of 6.9 years, are comprised primarily of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non‑agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on its composite ratings.

Fixed maturity securities held in the Life Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, with an average duration of 21.0 years.

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

The following table presents the fixed maturity security portfolio of U.S. Insurance Companies categorized by NAIC Designation, at fair value:

March 31, 2017
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$73,149	$66,433	$139,582	$6,489	$3,985	$1,576	$161	$12,211	$151,793
Mortgage-backed, asset-backed and collateralized	62,582	2,864	65,446	361	118	141	2,487	3,107	68,553
Total*	$135,731	$69,297	$205,028	$6,850	$4,103	$1,717	$2,648	$15,318	$220,346

*    Excludes $24.0 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

The following table presents the fixed maturity security portfolio of U.S. Insurance Companies categorized by composite AIG credit rating, at fair value:

March 31, 2017
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$74,355	$65,828	$140,183	$5,883	$4,178	$1,549	$11,610	$151,793
Mortgage-backed, asset-backed and collateralized	40,603	4,911	45,514	1,265	845	20,929	23,039	68,553
Total*	$114,958	$70,739	$185,697	$7,148	$5,023	$22,478	$34,649	$220,346

*    Excludes $24.0 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

Credit Ratings

At March 31, 2017, approximately 92 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of these securities were rated AAA by one or more of the principal rating agencies, and approximately 17 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors’ Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At March 31, 2017, approximately 24 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 8 percent were below investment grade or not rated. Approximately 39 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

Composite AIG Credit Ratings

With respect to our fixed maturity securities, the credit ratings in the table below and in subsequent tables reflect: (a) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the rating assigned by the NAIC SVO (over 99 percent of total fixed maturity securities), or (b) our equivalent internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC.  The “Non-rated” category in those tables consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us.

See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions)	2017	2016	2017	2016	2017	2016
Rating:
Other fixed maturity
securities
AAA	$11,642	$11,791	$2,798	$2,807	$14,440	$14,598
AA	30,028	33,647	251	250	30,279	33,897
A	42,532	45,619	1,612	1,612	44,144	47,231
BBB	67,928	68,700	76	76	68,004	68,776
Below investment grade	12,587	12,832	17	17	12,604	12,849
Non-rated	985	890	-	-	985	890
Total	$165,702	$173,479	$4,754	$4,762	$170,456	$178,241
Mortgage-backed, asset-
backed and collateralized
AAA	$26,647	$28,593	$1,103	$1,055	$27,750	$29,648
AA	6,018	6,114	662	714	6,680	6,828
A	8,396	8,504	251	307	8,647	8,811
BBB	4,697	4,996	245	303	4,942	5,299
Below investment grade	19,224	19,838	6,543	6,790	25,767	26,628
Non-rated	14	13	47	67	61	80
Total	$64,996	$68,058	$8,851	$9,236	$73,847	$77,294
Total
AAA	$38,289	$40,384	$3,901	$3,862	$42,190	$44,246
AA	36,046	39,761	913	964	36,959	40,725
A	50,928	54,123	1,863	1,919	52,791	56,042
BBB	72,625	73,696	321	379	72,946	74,075
Below investment grade	31,811	32,670	6,560	6,807	38,371	39,477
Non-rated	999	903	47	67	1,046	970
Total	$230,698	$241,537	$13,605	$13,998	$244,303	$255,535

Available‑for‑Sale Investments

The following table presents the fair value of our available‑for‑sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2017	2016
Bonds available for sale:
U.S. government and government sponsored entities	$2,362	$1,992
Obligations of states, municipalities and political subdivisions	19,703	24,772
Non-U.S. governments	14,307	14,535
Corporate debt	129,330	132,180
Mortgage-backed, asset-backed and collateralized:
RMBS	35,287	37,374
CMBS	13,609	14,271
CDO/ABS	16,100	16,413
Total mortgage-backed, asset-backed and collateralized	64,996	68,058
Total bonds available for sale*	230,698	241,537
Equity securities available for sale:
Common stock	986	1,065
Preferred stock	825	752
Mutual funds	288	261
Total equity securities available for sale	2,099	2,078
Total	$232,797	$243,615

*    At March 31, 2017 and December 31, 2016, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $32.8 billion and $33.6 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	March 31,	December 31,
(in millions)	2017	2016
Germany	$1,910	$1,168
Japan	1,874	2,140
United Kingdom	1,070	815
Canada	1,040	1,115
Mexico	592	637
France	514	667
Norway	431	456
Netherlands	378	445
Indonesia	369	366
Singapore	331	344
Other	5,848	6,433
Total	$14,357	$14,586

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	March 31, 2017
			Non-			December 31,
		Financial	Financial	Structured		2016
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
Germany	$1,910	$156	$1,821	$2	$3,889	$3,227
France	514	1,031	1,916	-	3,461	3,788
Netherlands	378	698	1,155	130	2,361	2,658
Ireland	10	-	522	654	1,186	1,263
Belgium	93	117	837	-	1,047	1,075
Spain	13	47	874	-	934	918
Italy	-	85	701	-	786	842
Luxembourg	-	14	424	-	438	430
Finland	79	56	71	-	206	198
Austria	33	3	12	-	48	95
Other - EuroZone	705	31	227	2	965	1,104
Total Euro-Zone	$3,735	$2,238	$8,560	$788	$15,321	$15,598
Remainder of Europe
United Kingdom	$1,070	$2,937	$7,659	$3,501	$15,167	$15,293
Switzerland	41	1,217	1,103	-	2,361	2,360
Sweden	117	400	163	-	680	691
Norway	431	40	79	-	550	582
Russian Federation	65	24	109	-	198	169
Other - Remainder of Europe	119	70	61	-	250	285
Total - Remainder of Europe	$1,843	$4,688	$9,174	$3,501	$19,206	$19,380
Total	$5,578	$6,926	$17,734	$4,289	$34,527	$34,978

Investments in Municipal Bonds

At March 31, 2017, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 93 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	March 31, 2017
	State	Local		Total	December 31,
	General	General		Fair	2016
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$20	$571	$3,003	$3,594	$4,170
California	625	451	2,161	3,237	3,471
Texas	220	899	1,132	2,251	3,287
Massachusetts	606	-	563	1,169	1,396
Illinois	99	105	663	867	1,171
Florida	75	-	718	793	1,016
Virginia	45	-	628	673	789
Washington	265	34	353	652	1,059
Georgia	166	157	267	590	747
Washington D.C.	100	-	450	550	671
Pennsylvania	197	24	254	475	719
Ohio	94	-	343	437	536
Arizona	-	65	363	428	558
All other states(a)	762	393	2,832	3,987	5,182
Total(b)(c)	$3,274	$2,699	$13,730	$19,703	$24,772

(a)  We did not have material credit exposure to the government of Puerto Rico.

(b)  Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)  Includes $1.5 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	March 31,	December 31,
(in millions)	2017	2016
Financial institutions:
Money Center /Global Bank Groups	$8,675	$8,892
Regional banks — other	586	606
Life insurance	3,175	3,100
Securities firms and other finance companies	391	392
Insurance non-life	4,926	5,213
Regional banks — North America	6,736	6,844
Other financial institutions	8,725	8,435
Utilities	17,331	17,938
Communications	9,774	10,025
Consumer noncyclical	14,862	15,338
Capital goods	7,899	8,339
Energy	13,498	13,618
Consumer cyclical	8,507	8,606
Basic	6,274	6,582
Other	17,971	18,252
Total *	$129,330	$132,180

*    At both March 31, 2017 and December 31, 2016, approximately 91 percent of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, were 5.9 percent and 5.6 percent at March 31, 2017 and December 31, 2016, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities by year of vintage:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2017	2016
Total RMBS
2017	$122	$-
2016	3,541	4,464
2015	2,429	2,667
2014	882	943
2013	1,837	1,842
2012 and prior*	26,476	27,458
Total RMBS	$35,287	$37,374
Agency RMBS
2017	$115	$-
2016	2,685	3,651
2015	2,189	2,404
2014	781	825
2013	1,758	1,749
2012 and prior	4,888	5,225
Total Agency	$12,416	$13,854
Alt-A RMBS
2017	$-	$-
2016	-	-
2015	-	-
2014	16	16
2013	-	-
2012 and prior	12,106	12,371
Total Alt-A	$12,122	$12,387
Subprime RMBS
2017	-	-
2016	-	-
2015	-	-
2014	-	-
2013	-	-
2012 and prior	$2,948	$2,905
Total Subprime	$2,948	$2,905
Prime non-agency
2017	$-	$-
2016	748	738
2015	13	12
2014	2	3
2013	18	18
2012 and prior	6,236	6,651
Total Prime non-agency	$7,017	$7,422
Total Other housing related	$784	$806

*    Includes approximately $12.8 billion and $12.9 billion at March 31, 2017, and December 31, 2016, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination.  See Note 6 to the Condensed Consolidated Financial Statements for additional discussion on Purchased Credit Impaired (PCI) Securities.

The following table presents our RMBS available for sale securities by credit rating:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2017	2016
Rating:
Total RMBS
AAA	$14,753	$16,241
AA	438	535
A	986	1,080
BBB	808	812
Below investment grade(a)	18,297	18,702
Non-rated	5	4
Total RMBS(b)	$35,287	$37,374
Agency RMBS
AAA	$12,412	$13,850
AA	4	4
Total Agency	$12,416	$13,854
Alt-A RMBS
AAA	$-	$-
AA	117	92
A	47	84
BBB	253	230
Below investment grade(a)	11,705	11,981
Total Alt-A	$12,122	$12,387
Subprime RMBS
AAA	$9	$13
AA	76	119
A	153	152
BBB	333	334
Below investment grade(a)	2,377	2,287
Total Subprime	$2,948	$2,905
Prime non-agency
AAA	$1,931	$1,972
AA	140	209
A	785	842
BBB	202	226
Below investment grade(a)	3,954	4,169
Non-rated	5	4
Total Prime non-agency	$7,017	$7,422
Total Other housing related	$784	$806

(a)  Includes certain RMBS that had experienced deterioration in credit quality since their origination. See Note 6 to the Condensed Consolidated Financial Statements for additional discussion on PCI Securities.

(b)  The weighted average expected life was six years at both March 31, 2017 and December 31, 2016.

Our underwriting practices for investing in RMBS, other asset‑backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2017	2016
CMBS (traditional)	$11,197	$11,782
Agency	1,772	1,737
Other	640	752
Total	$13,609	$14,271
The following table presents the fair value of our CMBS available for sale securities by rating agency designation and by vintage year:

					Below
					Investment
(in millions)	AAA	AA	A	BBB	Grade	Non-Rated	Total
March 31, 2017
Year:
2017	$11	$24	$-	$52	$39	$-	$126
2016	1,421	443	87	157	12	-	2,120
2015	1,136	451	500	244	19	-	2,350
2014	1,495	234	11	-	-	-	1,740
2013	2,474	399	71	22	-	-	2,966
2012 and prior	2,073	483	571	461	709	10	4,307
Total	$8,610	$2,034	$1,240	$936	$779	$10	$13,609
December 31, 2016
Year:
2016	$1,420	$297	$87	$156	$12	$-	$1,972
2015	1,157	451	490	241	18	-	2,357
2014	1,612	235	11	-	-	-	1,858
2013	2,527	399	69	22	-	-	3,017
2012 and prior	2,227	517	635	731	947	10	5,067
Total	$8,943	$1,899	$1,292	$1,150	$977	$10	$14,271

The following table presents our CMBS available for sale securities by geographic region:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2017	2016
Geographic region:
New York	$3,372	$3,479
California	1,332	1,357
Texas	750	787
Florida	467	501
New Jersey	421	434
Illinois	314	344
Virginia	313	356
Pennsylvania	287	310
Massachusetts	240	245
Georgia	223	236
Ohio	220	232
Maryland	215	224
All Other*	5,455	5,766
Total	$13,609	$14,271

*    Includes Non-U.S. locations.

The following table presents our CMBS available for sale securities by industry:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2017	2016
Industry:
Office	$4,232	$4,390
Retail	3,684	3,853
Multi-family*	3,004	3,083
Lodging	925	1,017
Industrial	883	971
Other	881	957
Total	$13,609	$14,271

*    Includes Agency-backed CMBS.

The fair value of CMBS holdings remained stable during the first quarter of 2017. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	March 31,	December 31,
(in millions)	2017	2016
Collateral Type:
Bank loans (CLO)	$8,086	$8,548
Other	117	129
Total	$8,203	$8,677

The following table presents our CDO available for sale securities by credit rating:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2017	2016
Rating:
AAA	$2,527	$2,805
AA	2,997	3,112
A	2,189	2,244
BBB	374	395
Below investment grade	116	121
Total	$8,203	$8,677

Commercial Mortgage Loans

At March 31, 2017, we had direct commercial mortgage loan exposure of $26.0 billion, of which 100 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
March 31, 2017
State:
New York	98	$1,357	$3,590	$532	$214	$120	$185	$5,998	23%
California	91	324	944	307	308	835	400	3,118	12
Texas	59	327	863	96	107	154	43	1,590	6
New Jersey	39	539	47	453	-	29	33	1,101	4
Massachusetts	20	466	114	407	49	-	27	1,063	4
Florida	68	322	94	366	164	19	76	1,041	4
Illinois	17	258	306	11	52	-	23	650	4
Pennsylvania	24	55	28	471	47	26	-	627	2
Ohio	27	150	11	209	165	-	5	540	2
Connecticut	19	343	67	23	80	-	-	513	2
Other states	270	1,305	1,315	1,637	534	557	198	5,546	21
Foreign	62	859	864	499	476	537	973	4,208	16
Total*	794	$6,305	$8,243	$5,011	$2,196	$2,277	$1,963	$25,995	100%
December 31, 2016
State:
New York	96	$1,391	$3,527	$534	$215	$163	$185	$6,015	24%
California	89	325	761	282	286	870	401	2,925	12
Texas	58	255	857	97	108	154	44	1,515	6
Florida	67	322	94	340	165	19	76	1,016	4
Massachusetts	20	415	114	408	50	-	27	1,014	4
New Jersey	39	529	47	355	-	29	33	993	4
Illinois	19	258	307	20	52	36	23	696	3
Pennsylvania	24	-	28	473	51	26	-	578	2
Ohio	29	151	17	211	165	-	5	549	2
Connecticut	19	343	67	23	80	-	-	513	2
Other states	269	1,309	1,239	1,670	481	560	199	5,458	22
Foreign	59	707	906	784	245	532	596	3,770	15
Total*	788	$6,005	$7,964	$5,197	$1,898	$2,389	$1,589	$25,042	100%

*    Does not reflect allowance for credit losses.

See Note 6 to the Consolidated Financial Statements in the 2016 Annual Report for additional discussion on commercial mortgage loans.

Impairments

The following table presents impairments by investment type:

Three Months Ended March 31,
(in millions)	2017	2016
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$58	$200
Equity securities, available for sale	2	2
Private equity funds and hedge funds	8	2
Subtotal	68	204
Other impairments:
Investments in life settlements	41	157
Other investments	-	1
Real estate*	52	1
Total	$161	$363

*    Impairments in 2017 included $35 million related to assets reclassified to assets held for sale.

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

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended March 31, 2017
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	1	-	1
Foreign currency declines	-	-	-	10	-	10
Issuer-specific credit events	12	-	15	20	10	57
Adverse projected cash flows	-	-	-	-	-	-
Total	$12	$-	$15	$31	$10	$68
Three Months Ended March 31, 2016
Impairment Type:
Severity	$-	$-	$-	$-	$2	$2
Change in intent	-	-	-	29	-	29
Foreign currency declines	-	-	-	6	-	6
Issuer-specific credit events	36	1	8	84	2	131
Adverse projected cash flows	36	-	-	-	-	36
Total	$72	$1	$8	$119	$4	$204

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

Other-than-temporary impairment charges by investment type and credit rating:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended March 31, 2017
Rating:
AAA	$-	$-	$-	$-	$-	$-
AA	-	-	-	1	-	1
A	-	-	-	1	-	1
BBB	-	-	-	3	-	3
Below investment grade	12	-	15	26	-	53
Non-rated	-	-	-	-	10	10
Total	$12	$-	$15	$31	$10	$68
Three Months Ended March 31, 2016
Rating:
AAA	$-	$-	$-	$2	$-	$2
AA	-	-	-	3	-	3
A	-	-	-	5	-	5
BBB	2	-	-	15	-	17
Below investment grade	70	1	8	94	-	173
Non-rated	-	-	-	-	4	4
Total	$72	$1	$8	$119	$4	$204

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the first quarters of 2017 and 2016 related to:

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

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $188 million and $239 million in the three-month periods ended March 31, 2017 and 2016, respectively. See Note 6 to the Consolidated Financial Statements in the 2016 Annual Report for a discussion of our other-than-temporary impairment accounting policy.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

March 31, 2017	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$39,645	$1,078	4,542	$89	$25	11	$11	$7	4	$39,745	$1,110	4,557
7-11 months	5,365	309	712	7	2	5	-	-	-	5,372	311	717
12 months or more	5,518	367	651	496	164	31	14	9	4	6,028	540	686
Total	$50,528	$1,754	5,905	$592	$191	47	$25	$16	8	$51,145	$1,961	5,960
Below investment
grade bonds
0-6 months	$2,900	$59	1,249	$2	$1	6	$4	$2	10	$2,906	$62	1,265
7-11 months	656	19	217	1	-	1	-	-	-	657	19	218
12 months or more	5,425	313	756	300	79	29	7	5	7	5,732	397	792
Total	$8,981	$391	2,222	$303	$80	36	$11	$7	17	$9,295	$478	2,275
Total bonds
0-6 months	$42,545	$1,137	5,791	$91	$26	17	$15	$9	14	$42,651	$1,172	5,822
7-11 months	6,021	328	929	8	2	6	-	-	-	6,029	330	935
12 months or more	10,943	680	1,407	796	243	60	21	14	11	11,760	937	1,478
Total(e)	$59,509	$2,145	8,127	$895	$271	83	$36	$23	25	$60,440	$2,439	8,235
Equity securities
0-11 months	$61	$4	53	$1	$-	4	$-	$-	-	$62	$4	57
12 months or more	22	2	6	-	-	-	-	-	-	22	2	6
Total	$83	$6	59	$1	$-	4	$-	$-	-	$84	$6	63

(a)  Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)  Represents the percentage by which fair value is less than cost at March 31, 2017.

(c)  For bonds, represents amortized cost.

(d)  The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)  Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the first quarter of each of 2017 and 2016 was primarily attributable to increases in the fair value of fixed maturity securities. For the first quarter of 2017 and 2016, net unrealized gains related to fixed maturity and equity securities increased by $0.9 billion and $4.7 billion, respectively, due primarily to a decrease in rates and a narrowing of credit spreads.

See also Note 6, Investments to the Condensed Consolidated Financial Statements for further discussion of our investment portfolio.

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

Three Months Ended March 31,
(in millions)	2017	2016
Sales of fixed maturity securities	$155	$(362)
Sales of equity securities	1	24
Other-than-temporary impairments:
Severity	-	(2)
Change in intent	(1)	(29)
Foreign currency declines	(10)	(6)
Issuer-specific credit events	(57)	(131)
Adverse projected cash flows	-	(36)
Provision for loan losses	6	30
Foreign exchange transactions	159	(520)
Derivatives and hedge accounting	(376)	(72)
Impairments on investments in life settlements	(41)	(157)
Other *	49	155
Net realized capital losses	$(115)	$(1,106)

*    Includes $107 million of realized gains due to a purchase price adjustment on the sale of Class B shares of Prudential Financial, Inc. for the three months ended March 31, 2016.

Net realized capital losses in the first quarter of 2017 decreased compared to the same period in the prior year. Net realized capital losses in the first quarter of 2017 were primarily related to derivative and hedge accounting losses, and impairments, which were higher than the foreign exchange gains and the gains recognized on the sales of securities.

Derivative and hedge accounting losses were primarily a result of the fair value changes in derivative instruments used to economically hedge market risk from variable annuities with guaranteed minimum withdrawal benefits (GMWB), which were impacted by interest rates and equity market performance in the first quarter of 2017. See Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life Insurance Companies Key Insurance Risks – Variable Annuity Risk Management and Hedging Programs in the 2016 Annual Report for additional discussion of market risk management related to these product features and Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results in this MD&A for more information on the economic hedging target and the impact to pre-tax income of this program.

Net realized capital losses on investments in the first quarter of 2016 were primarily driven by losses on sales of fixed maturity securities in the energy sector, other than temporary impairments, and foreign exchange losses, partially offset by gains realized on the sale of Class B shares of Prudential Financial, Inc. Foreign exchange losses were primarily due to $483 million of remeasurement losses for a short term intercompany balance that was matched with available for sale securities in fixed maturity securities denominated in the same foreign currencies.

See also Note 6 to the Condensed Consolidated Financial Statements for further discussion of our investment portfolio.

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business:

	March 31, 2017			December 31, 2016
	Net liability for	Reinsurance	Gross liability	Net liability	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	for unpaid	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	losses and	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
Commercial Insurance:
Liability and Financial Lines:
U.S. Workers' Compensation*
(net of discount)	$11,103	$2,984	$14,087	$10,486	$2,879	$13,365
U.S. Excess Casualty	8,496	1,157	9,653	8,749	1,115	9,864
U.S. Other Casualty	9,619	3,329	12,948	8,746	3,209	11,955
U.S. Financial Lines	4,005	1,240	5,245	6,102	1,195	7,297
Europe Casualty and Financial Lines	5,556	1,231	6,787	5,587	1,313	6,900
Other product lines	2,210	968	3,178	2,279	986	3,265
Retroactive reinsurance	(10,381)	10,381	-	-	-	-
Unallocated loss adjustment expenses	2,333	269	2,602	2,260	252	2,512
Total Liability and Financial Lines	32,941	21,559	54,500	44,209	10,949	55,158
Property and Special Risks:
U.S. and Europe	5,447	1,590	7,037	5,913	1,596	7,509
Other product lines	1,289	512	1,801	1,139	536	1,675
Retroactive reinsurance	(706)	706	-	-	-	-
Unallocated loss adjustment expenses	275	49	324	279	47	326
Total Property and Special Risks	6,305	2,857	9,162	7,331	2,179	9,510
Total Commercial Insurance	39,246	24,416	63,662	51,540	13,128	64,668

Consumer Personal Insurance:
U.S. Europe and Japan	3,722	355	4,077	3,454	377	3,831
Other product lines	678	178	856	744	184	928
Retroactive reinsurance	(112)	112	-	-	-	-
Unallocated loss adjustment expenses	117	4	121	202	4	206
Total Consumer Personal Insurance	4,405	649	5,054	4,400	565	4,965

Legacy Portfolio - Run-off Property
and Casualty Insurance Lines:
U.S. Long Tail Insurance lines
(net of discount)	6,516	28	6,544	6,659	-	6,659
Other run-off product lines	148	46	194	160	46	206
Retroactive reinsurance	(1,664)	1,664	-	(1,679)	1,679	-
Unallocated loss adjusted expenses	344	117	461	347	114	461
Total Legacy Portfolio - Run-off Property
and Casualty Insurance Lines	5,344	1,855	7,199	5,487	1,839	7,326

Other Operations	135	-	135	118	-	118

Total	$49,130	$26,920	$76,050	$61,545	$15,532	$77,077

*    Includes loss reserve discount of $1.9 billion and $3.6 billion for the three-month period ended March 31, 2017 and year ended December 31, 2016, respectively.  See Note 10 to the Condensed Consolidated Financial Statements for discussion of loss reserve discount.

PRIOR YEAR DEVELOPMENT

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment and major lines of business:

Three Months Ended March 31,
(in millions)	2017	2016
Commercial Insurance
Liability and Financial Lines	$58	$(2)
Property and Special Risks	(35)	(14)
Total Commercial Insurance	23	(16)

Consumer Personal Insurance	1	(48)

Legacy Portfolio - Property and Casualty Run off Insurance Lines	(14)	3

Other Operations	-	(5)

Total prior year (favorable) unfavorable development	$10	$(66)

Premium adjustments on U.S. loss sensitive business	23	6
Total prior year development, net of premium adjustments*	$33	$(60)

*    Consistent with our definition of PTOI, excludes the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

Net Loss Development

In the first quarter of 2017, we recognized adverse prior year loss reserve development of $10 million. We increased our loss reserves by $102 million as a result of the recent decision made by the UK Ministry of Justice to reduce the discount rate applied to lump-sum bodily injury payouts, known as the Ogden rate, to (0.75) percent. Our carried reserves at December 31, 2016 were estimated using our assumption that the Ogden rate would decline to 1.0 percent. This discount rate change primarily impacted the Europe Casualty and Financial Lines. This prior year loss reserve increase was almost entirely offset by the recognition of the amortization of the deferred gain from the adverse development reinsurance agreement with NICO of $41 million and favorable development from Property and Special Risks of $35 million as a result of a reduction in catastrophe losses.

In the first quarter of 2016, we recognized favorable prior year loss reserve development of $66 million. This was driven by favorable development from Consumer Personal Insurance primarily in the Japan region.

The following tables summarize incurred (favorable) or unfavorable prior year development net of reinsurance, by accident year groupings:

Three Months Ended March 31, 2017
(in millions)	Total	2016-11	2010-06	05 & Prior
Liability and Financial Lines	$58	$33	$(15)	$40
Property and Special Risks	(35)	(36)	1	-
Consumer Personal Insurance	1	(5)	2	4
Legacy Portfolio - Property and Casualty Run-off Insurance Lines	(14)	-	-	(14)
Total	$10	$(8)	$(12)	$30

Three Months Ended March 31, 2016
(in millions)	Total	2015-11	2010-06	05 & Prior
Liability and Financial Lines	$(2)	$(1)	$(3)	$2
Property and Special Risks	(14)	(15)	7	(6)
Consumer Personal Insurance	(48)	(49)	1	-
Legacy Portfolio - Property and Casualty Run-off Insurance Lines	3	-	-	3
Other Operations	(5)	(6)	1	-
Total	$(66)	$(71)	$6	$(1)

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

Significant Reinsurance Agreements

Effective January 1, 2016, we entered into a two-year reinsurance arrangement with the Swiss Reinsurance Company Ltd, under which we ceded a proportional share of our new and renewal U.S. Casualty portfolio in order to reduce the concentration of casualty business in our portfolio.

Our 2017 catastrophe reinsurance program includes coverage for natural catastrophes and some coverage for terrorism events. It consists of a large North American occurrence cover (without reinstatement) to protect against large North America losses and Japan cover to protect against losses in Japan. The attachment point for this reinsurance program is at $1.5 billion for the North American cover (down from $3.0 billion in 2016) and varies for the Japan cover.

On January 20, 2017, we entered into an adverse development reinsurance agreement (ADC) with NICO, a subsidiary of Berkshire, under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion.  At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion.  We account for this transaction as retroactive reinsurance. We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire has provided a parental guarantee to secure the obligations of NICO under the agreement.

The following table calculates the amount of the deferred gain recorded in the first quarter of 2017, on a nominal and net basis and showing the effect of discounting of loss reserves.  The deferred gain will be amortized over the settlement period of the reinsured losses.

(in billions)	Nominal	Discount	Net
Subject reserve, March 31, 2017	$31.5	$(2.1)	$29.4
Subject losses paid inception to date	9.5	-	9.5
Total subject losses	41.0	(2.1)	38.9
Subject losses below the attachment point	25.0	(0.1)	24.9
Total subject losses above attachment point	16.0	(2.0)	14.0
Ceded reserves, March 31, 2017, at 80%	12.8	(1.6)	11.2
Consideration, including accrued interest through closing	10.2	-	10.2
Pre-tax gain at inception, deferred	$2.6	$(1.6)	$1.0

The lines of business subject to this agreement have been the source of substantially all of the prior year adverse development charges over the past several years. The agreement resulted in lower capital charges for reserve risks at our U.S. insurance subsidiaries.  Under U.S. GAAP, any potential future prior year development would be recognized immediately as losses are incurred; however, the related recoveries under the reinsurance agreement would be deferred and recognized over the expected recovery period.  However, consistent with our definition of PTOI, excludes the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.  In addition, amortization of the deferred gain is recognized in PTOI based on the original amortization schedule at the time we entered into the agreement.

See Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Reinsurance Activities – Reinsurance Recoverable in our 2016 Annual Report for a summary of significant reinsurers.

LIFE AND ANNUITY reserves and dac

The following section provides discussion of life and annuity reserves and DAC.

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

In addition to risk-mitigating features in our variable annuity product design, we have an economic hedging program designed to manage market risk from GMWB, including exposures to changes in interest rates, equity prices, credit spreads and volatilities. The hedging program utilizes derivative instruments, including but not limited to equity options, futures contracts and interest rate swap and swaption contracts, as well as fixed maturity securities with a fair value election. See Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life Insurance Companies Key Insurance Risks – Variable Annuity Risk Management and Hedging Programs in our 2016 Annual Report for additional discussion of market risk management related to these product features.

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

•     The economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for U.S. GAAP valuation, such as margins for policyholder behavior, mortality, and volatility; and

•     The economic hedge target excludes the non-performance or “own credit” risk adjustment (NPA) used in the U.S. GAAP valuation, which reflects a market participant’s view of our claims-paying ability by incorporating an additional spread (the NPA spread) to the swap curve used to discount projected benefit cash flows. See Note 5 to the Condensed Consolidated Financial Statements for more information on our valuation methodology for embedded derivatives within policyholder contract deposits. Because the discount rate includes the NPA spread and other explicit risk margins, the U.S. GAAP valuation is generally less sensitive to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.

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

•     Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

•     Risk exposures that we have elected not to explicitly or fully hedge.

The following table presents a reconciliation between the fair value of the U.S. GAAP embedded derivatives and the value of our economic hedge target:

	March 31,	December 31,
(in millions)	2017	2016
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$1,671	$1,777
Exclude non-performance risk adjustment (NPA)	(2,760)	(3,148)
Embedded derivative liability, excluding NPA	4,431	4,925
Adjustments for risk margins and differences in valuation	(2,080)	(2,251)
Economic hedge target liability	$2,351	$2,674

Impact on Pre-tax Income (Loss)

The impact on our pre-tax income (loss) of the variable annuity guaranteed living benefits and related hedging results includes changes in the fair value of the GMWB embedded derivatives, and changes in the fair value of related derivative hedging instruments, both of which are recorded in Other realized capital gains (losses). Realized capital gains (losses), as well as net investment income from changes in the fair value of fixed maturity securities used in the hedging program, are excluded from pre-tax operating income of Individual Retirement and Group Retirement.

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

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

Three Months Ended March 31,
(in millions)	2017	2016
Change in fair value of embedded derivatives, excluding NPA	$591	$(1,116)
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities	11	133
Interest rate derivative contracts	(183)	850
Equity derivative contracts	(409)	(137)
Change in fair value of variable annuity hedging portfolio	(581)	846
Change in fair value of embedded derivatives excluding NPA, net of hedging portfolio	10	(270)
Change in fair value of embedded derivatives due to NPA spread	(185)	155
Change in fair value of embedded derivatives due to change in NPA volume	(203)	203
Total change in NPA	(388)	358
Net impact on pre-tax income (loss)	$(378)	$88

The net impact on pre-tax income from the GMWB and related hedges in the first quarter of 2017 (excluding related DAC amortization) was primarily driven by losses on a U.S. GAAP basis from the impact of tightening credit spreads on the NPA spread, and the impact on the NPA (volume) of lower expected GMWB payments, driven by higher equity markets. In the first quarter of 2016, both components of the NPA adjustment had a positive impact on pre-tax income, primarily due to widening of spreads and declining interest rates. Fair value losses in the hedging portfolio are typically not fully offset by decreases in liabilities on a U.S. GAAP basis, due to the NPA and other risk margins used for U.S. GAAP valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio. On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the decrease in the economic hedge target, as discussed below.

Change in Economic Hedge Target

The decrease in the economic hedge target liability in the first quarter of 2017 was primarily due to positive equity markets and increases in market interest rates but was partially offset by lower credit spreads and equity volatility.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivatives, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

•     Changes in the fair value of fixed maturity securities, primarily corporate bonds for which the fair value option has been elected, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the first quarter of 2017 was a small gain, due to tightening of credit spreads, while the first quarter of 2016 included more significant gains, primarily due to decreases in market interest rates, partially offset by the impact of widening credit spreads. The change in the fair value of the hedging bonds, which is excluded from the pre-tax operating income of the Individual Retirement and Group Retirement segments, is reported in net investment income on the Consolidated Statements of Income (Loss).

•     Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in net losses in the first quarter of 2017 from higher rates, compared to significant gains from interest rate declines in the first quarter of 2016.

•     The change in the fair value of equity derivative contracts, which included futures and options, resulted in losses in the first quarter of 2017 and to a lesser extent in the first quarter of 2016, based on the relative change in equity market performance in the respective periods.

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the life insurance companies, excluding DAC of Institutional Markets and Legacy Portfolio:

Three Months Ended March 31,
(in millions)	2017	2016
Balance, beginning of year	$7,543	$7,149
Acquisition costs deferred	238	279
Amortization expense:
Update of assumptions included in pre-tax operating income	-	-
Related to realized capital gains and losses	53	49
All other operating amortization	(227)	(242)
Increase (decrease) in DAC due to foreign exchange	4	(5)
Change related to unrealized depreciation (appreciation) of investments	49	(362)
Other	-	-
Balance, end of period*	$7,660	$6,868

*   DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $8.4 billion and $9.1 billion at March 31, 2017 and 2016, respectively.

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

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC for universal life and investment-type products (collectively, investment-oriented products) is adjusted at each balance sheet date to reflect the change in DAC as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow DAC). Shadow DAC generally moves in the opposite direction of the change in unrealized appreciation of the available for sale securities portfolio, reducing the reported DAC balance when market interest rates decline. Market interest rates decreased in the first quarter of 2017. As a result, the unrealized appreciation of fixed maturity securities held in the Life Insurance Companies that support the businesses at March 31, 2017 increased by $645 million compared to December 31, 2016, which resulted in a decrease in DAC to reflect the shadow DAC adjustment.

Reserves

The following table presents a rollforward of insurance reserves for Individual Retirement, Group Retirement and Life Insurance modules, including future policy benefits, policyholder contract deposits, other policy funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

Three Months Ended March 31,
(in millions)	2017	2016
Individual Retirement
Balance at beginning of period, gross	$129,321	$121,474
Premiums and deposits	3,382	5,010
Surrenders and withdrawals	(2,874)	(2,402)
Death and other contract benefits	(803)	(746)
Subtotal	(295)	1,862
Change in fair value of underlying assets and reserve accretion, net of
policy fees	2,377	1,338
Cost of funds*	382	404
Other reserve changes	(161)	143
Balance at end of period	131,624	125,221
Reserves related to unrealized appreciation of investments	-	-
Reinsurance ceded	(337)	(334)
Total Individual Retirement insurance reserves and mutual fund assets	$131,287	$124,887
Group Retirement
Balance at beginning of period, gross	$88,622	$84,145
Premiums and deposits	2,040	1,856
Surrenders and withdrawals	(2,288)	(1,677)
Death and other contract benefits	(134)	(133)
Subtotal	(382)	46
Change in fair value of underlying assets and reserve accretion, net of
policy fees	2,444	230
Cost of funds*	274	274
Other reserve changes	-	-
Balance at end of period	90,958	84,695
Reserves related to unrealized appreciation of investments	-	-
Reinsurance ceded	-	-
Total Group Retirement insurance reserves and mutual fund assets	$90,958	$84,695
Life Insurance
Balance at beginning of period, gross	$18,397	$18,006
Premiums and deposits	856	830
Surrenders and withdrawals	(158)	(161)
Death and other contract benefits	(131)	(129)
Subtotal	567	540
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(204)	(267)
Cost of funds*	95	97
Other reserve changes	(322)	(273)
Balance at end of period	18,533	18,103
Reserves related to unrealized appreciation of investments	-	-
Reinsurance ceded	(1,074)	(1,114)
Total Life Insurance reserves	$17,459	$16,989

Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$236,340	$223,625
Premiums and deposits	6,278	7,696
Surrenders and withdrawals	(5,320)	(4,240)
Death and other contract benefits	(1,068)	(1,008)
Subtotal	(110)	2,448
Change in fair value of underlying assets and reserve accretion, net of
policy fees	4,617	1,301
Cost of funds*	751	775
Other reserve changes	(483)	(130)
Balance at end of period	241,115	228,019
Reserves related to unrealized appreciation of investments	-	-
Reinsurance ceded	(1,411)	(1,448)
Total insurance reserves and mutual fund assets	$239,704	$226,571

* Excludes amortization of deferred sales inducements

Insurance reserves of Individual Retirement, Group Retirement and Life Insurance modules, and Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	March 31,	December 31,
(in millions)	2017	2016
Future policy benefits	$7,318	$7,380
Policyholder contract deposits	120,095	119,644
Other policy funds	368	378
Separate account liabilities	79,589	76,619
Total insurance reserves	207,370	204,021
Mutual fund assets	33,745	32,319
Total insurance reserves and mutual fund assets	$241,115	$236,340

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet our payment obligations.  It is defined as cash and unencumbered assets that can be monetized in a short period of time at a reasonable cost. We manage our liquidity prudently through various risk committees, policies and procedures, and a stress testing and liquidity risk framework established by Enterprise Risk Management (ERM). Our liquidity risk framework is designed to manage liquidity at both AIG Parent and subsidiaries to meet our financial obligations for a minimum of six-months under a liquidity stress scenario. See Part II, Item 7. MD&A – Enterprise Risk Management — Risk Appetite, Limits, Identification, and Measurement in the 2016 Annual Report and Enterprise Risk Management — Liquidity Risk Management below for additional information.

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

LIQUIDITY AND CAPITAL RESOURCES ACTIVITY FOR the first quarter of 2017

Sources

AIG Parent Funding from Subsidiaries(a)

During the first quarter of 2017, AIG Parent received $177 million in dividends from subsidiaries. Of this amount, $150 million was dividends in the form of fixed maturity securities from our Property Casualty Insurance Companies, $25 million was cash dividends from our Life Insurance Companies and $2 million was cash dividends from AIG Federal Savings Bank.

AIG Parent also received $2.6 billion in tax sharing payments in the form of cash and fixed maturity securities from our insurance businesses in the first quarter of 2017, primarily from our Life Insurance Companies. The tax sharing payments may be subject to adjustment in future periods.

The dividends and tax sharing payments from our Life Insurance Companies resulted from and were funded, in part, by excess statutory capital released by a reinsurance agreement the Life Insurance Companies entered into effective December 31, 2016.

Legacy Investments

During the first quarter of 2017, we generated approximately $191 million in return of capital from Legacy Investments.

Uses

Debt Reduction

We made repurchases of and repayments on debt instruments of approximately $630 million during the first quarter of 2017. AIG Parent made interest payments on our debt instruments totaling $288 million during the first quarter of 2017.

Dividend

We paid a cash dividend of $0.32 per share on AIG Common Stock during the first quarter of 2017.

Repurchase of Common Stock(b)

We repurchased approximately 56 million shares of AIG Common Stock during the first quarter of 2017, for an aggregate purchase price of approximately $3.6 billion.

(a)  In April 2017, we received approximately $387 million in additional dividends in the form of fixed maturity securities from our Life Insurance Companies.  These dividends had been declared during the first quarter of 2017.

(b)  Under Exchange Act Rule 10b5-1 repurchase plans, from April 1 to May 3, 2017, we repurchased approximately $1.1 billion of additional shares of AIG Common Stock. As of May 3, 2017, approximately $3.8 billion remained under our share repurchase authorization.

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statements of Cash Flows:

Three Months Ended March 31,
(in millions)	2017	2016
Sources:
Net cash provided by other investing activities	$14,509	$444
Changes in policyholder contract balances	320	1,634
Issuance of long-term debt	151	3,289
Net cash provided by other financing activities	-	510
Total sources	14,980	5,877
Uses:
Net cash used in operating activities	(10,359)	(968)
Change in restricted cash	(22)	(59)
Repayments of long-term debt	(602)	(958)
Purchases of AIG Common Stock	(3,585)	(3,486)
Dividends paid	(307)	(363)
Purchases of warrants	-	(173)
Net cash used in other financing activities	(25)	-
Total uses	(14,900)	(6,007)
Effect of exchange rate changes on cash	(82)	-
Decrease in cash	$(2)	$(130)

The following table presents a summary of AIG’s Consolidated Statement of Cash Flows:

Three Months Ended March 31,
(in millions)	2017	2016
Summary:
Net cash used in operating activities	$(10,359)	$(968)
Net cash provided by investing activities	14,487	385
Net cash provided by (used in) financing activities	(4,048)	453
Effect of exchange rate changes on cash	(82)	-
Decrease in cash	(2)	(130)
Cash at beginning of year	1,868	1,629
Change in cash of businesses held for sale	52	-
Cash at end of period	$1,918	$1,499

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $354 million in the first quarter of 2017 compared to $362 million in the same period in the prior year. Excluding interest payments, AIG had operating cash outflows of $10.0 billion in the first quarter of 2017 compared to operating cash outflows of $605 million in the first quarter of 2016. The operating cash outflow in the first quarter of 2017 was primarily due to payment for the adverse development reinsurance agreement entered into with NICO.

Investing Cash Flow Activities

Net cash provided by investing activities in the first quarter of 2017 was $14.5 billion compared to $385 million in the first quarter of 2016. The first quarter of 2017 included sales of certain investments to fund the adverse development reinsurance agreement entered into with NICO.

Financing Cash Flow Activities

Net cash used in financing activities in the first quarter of 2017 included:

•     approximately $307 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock;

•     approximately $3.6 billion to repurchase approximately 56 million shares of AIG Common Stock; and

•     approximately $602 million to repay long-term debt.

These items were partially offset by approximately $151 million in proceeds from the issuance of long-term debt.

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

These items were partially offset by approximately $3.3 billion in proceeds from the issuance of long-term debt.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of March 31, 2017, AIG Parent had approximately $11.8 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales, repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

In the normal course, it is expected that a portion of the capital released by our insurance operations or through the utilization of AIG’s deferred tax assets may be available for distribution to shareholders. Additionally, it is expected that a portion of the capital associated with businesses or investments that do not directly support our insurance operations may be available for distribution to shareholders or deployment towards liability management upon its monetization.

In developing plans to distribute capital, AIG considers a number of factors, including, but not limited to: AIG’s business and strategic plans, expectations for capital generation and utilization, AIG’s funding capacity and capital resources in comparison to internal benchmarks, as well as rating agency expectations, regulatory standards and internal stress tests for capital.

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	March 31, 2017	December 31, 2016
Cash and short-term investments(a)	$2,277	$3,950
Unencumbered fixed maturity securities(b)	4,991	4,470
Total AIG Parent liquidity	7,268	8,420
Available capacity under syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$11,768	$12,920

(a)  Cash and short-term investments include reverse repurchase agreements totaling $1.1 billion and $1.0 billion as of March 31, 2017 and December 31, 2016, respectively.

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

On January 20, 2017, certain of our Property Casualty Insurance Companies entered into an adverse development reinsurance agreement with NICO under which they transferred to NICO 80 percent of reserve risk on substantially all of their U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, these Property Casualty Insurance Companies ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion. The total consideration paid, including interest, was $10.2 billion.

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

Certain of our U.S. insurance companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. Property Casualty Insurance Companies had outstanding borrowings from the FHLBs in an aggregate amount of approximately $701 million and $733 million at March 31, 2017 and December 31, 2016, respectively.  The outstanding borrowings are being used primarily for interest rate risk management purposes in connection with certain reinsurance arrangements, and the balances are expected to decline as underlying premiums are collected. Our U.S. Life Insurance Companies had no outstanding borrowings in the form of cash advances from the FHLBs at March 31, 2017, and aggregate borrowings in the form of cash advances of approximately $2 million at December 31, 2016. In addition to borrowings in the form of cash advances outstanding, $553 million and $429 million were due to the FHLB of Dallas at March 31, 2017 and December 31, 2016, respectively, under funding agreements issued by our Institutional Markets business, which were reported in Policyholder contract deposits.

Certain of our U.S. Life Insurance Companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life Insurance Companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life Insurance Company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life Insurance Companies had $2.4 billion of securities subject to these agreements and $2.5 billion of liabilities to borrowers for collateral received at both March 31, 2017 and December 31, 2016.

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

AIG Parent is party to a CMA with AGC Life Insurance Company. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of AGC Life Insurance Company at or above a specified minimum percentage of its projected NAIC Company Action Level Risk-Based Capital (RBC). As of March 31, 2017, the specified minimum percentage under this CMA was 250 percent.

During 2016, we created a new Switzerland-domiciled international holding company, AIG International Holdings, GmbH (AIGIH), which is intended to be the ultimate holding company for all of our international entities. This international holding company structure is part of our ongoing efforts to simplify our organizational structure, and is expected to facilitate the optimization of our international capital strategy from both a regulatory and tax perspective. Through May 3, 2017, the following international operations have been transferred to AIGIH: Europe, Canada, Asia Pacific and Latin America/Caribbean.

In the first quarter of 2017, our Property Casualty Insurance Companies paid approximately $150 million in dividends in the form of fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. government and government-sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

In the first quarter of 2017, the Life Insurance Companies collectively declared a total of $1.3 billion of dividends and return of capital. Of this amount, $25 million was paid in the form of cash in the first quarter of 2017, $387 million was declared in the first quarter of 2017 and paid in April 2017 in the form of fixed maturity securities, and $890 million was retained at an intermediate life insurance holding company to fund tax sharing payments to AIG Parent related to the recapture of outstanding reserves as of December 31, 2016 under an affiliated reinsurance agreement, and cession by one of the Life Insurance Companies to an unaffiliated reinsurer, of certain term life and universal life businesses. The Life Insurance Companies made tax sharing payments to AIG Parent in the first quarter of 2017 totaling $2.6 billion in the form of cash and fixed maturity securities, primarily as a result of these reinsurance transactions. Fixed maturity securities used to fund dividends and tax sharing payments included U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

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

As of March 31, 2017, a total of $4.5 billion remains available under the Facility. Our ability to borrow under the Facility is not contingent on our credit ratings. However, our ability to borrow under the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to borrow under the Facility from time to time, and may use the proceeds for general corporate purposes.

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

March 31, 2017		Payments due by Period
	Total	Remainder	2018 -	2020 -
(in millions)	Payments	of 2017	2019	2021	2022	Thereafter
Insurance operations
Loss reserves	$77,990	$14,087	$23,892	$13,275	$4,407	$22,329
Insurance and investment contract liabilities	243,003	11,901	28,736	26,859	12,360	163,147
Borrowings	977	-	-	335	-	642
Interest payments on borrowings	928	26	99	99	50	654
Other long-term obligations	8	2	3	2	1	-
Total	$322,906	$26,016	$52,730	$40,570	$16,818	$186,772
Other
Borrowings	$24,623	$1,173	$3,184	$3,110	$1,551	$15,605
Interest payments on borrowings	14,999	748	1,967	1,741	753	9,790
Other long-term obligations	211	41	91	41	-	38
Total	$39,833	$1,962	$5,242	$4,892	$2,304	$25,433
Consolidated
Loss reserves	$77,990	$14,087	$23,892	$13,275	$4,407	$22,329
Insurance and investment contract liabilities	243,003	11,901	28,736	26,859	12,360	163,147
Borrowings	25,600	1,173	3,184	3,445	1,551	16,247
Interest payments on borrowings	15,927	774	2,066	1,840	803	10,444
Other long-term obligations(a)	219	43	94	43	1	38
Total(b)	$362,739	$27,978	$57,972	$45,462	$19,122	$212,205

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

March 31, 2017		Amount of Commitment Expiring
	Total Amounts	Remainder	2018 -	2020 -
(in millions)	Committed	of 2017	2019	2021	2022	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$154	$136	$14	$-	-	$4
Guarantees of indebtedness	100	80	20	-	-	-
All other guarantees(a)	2	-	-	2	-	-
Commitments:
Investment commitments(b)	2,901	1,948	715	206	-	32
Commitments to extend credit	2,794	1,489	892	407	6	-
Letters of credit	5	5	-	-	-	-
Total(c)	$5,956	$3,658	$1,641	$615	$6	$36
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	139	139	-	-	-	-
All other guarantees	90	6	21	28	14	21
Commitments:
Investment commitments(b)	177	12	30	31	64	40
Commitments to extend credit(e)	500	-	500	-	-	-
Letters of credit	24	24	-	-	-	-
Total(c)(f)	$1,004	$181	$551	$59	$78	$135
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	293	275	14	-	-	4
Guarantees of indebtedness	100	80	20	-	-	-
All other guarantees(a)	92	6	21	30	14	21
Commitments:
Investment commitments(b)	3,078	1,960	745	237	64	72
Commitments to extend credit(e)	3,294	1,489	1,392	407	6	-
Letters of credit	29	29	-	-	-	-
Total(c)(f)	$6,960	$3,839	$2,192	$674	$84	$171

(a)  Includes construction guarantees connected to affordable housing investments by our Life Insurance Companies. Excludes potential amounts for indemnification obligations included in asset sales agreements. See Note 11 to the Condensed Consolidated Financial Statements for further information on indemnification obligations.

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

(e)  Includes a five-year senior unsecured revolving credit facility of up to $500 million between AerCap Ireland Capital Limited, as borrower, and AIG Parent, as lender (the AerCap Credit Facility) scheduled to mature in May 2019. The AerCap Credit Facility permits loans for general corporate purposes. At March 31, 2017, no amounts were outstanding under the AerCap Credit Facility.

(f)  Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2017 is expected to be approximately $52 million for U.S. and non-U.S. plans.

Arrangements with Variable Interest Entities

We enter into various arrangements with variable interest entities (VIEs) in the normal course of business, and we consolidate a VIE when we are the primary beneficiary of the entity.  For a further discussion of our involvement with VIEs, see Note 8 to the Condensed Consolidated Financial Statements.

Indemnification Agreements

We are subject to financial guarantees and indemnity arrangements in connection with our sales of businesses. These arrangements may be triggered by declines in asset values, specified business contingencies, the realization of contingent liabilities, litigation developments, or breaches of representations, warranties or covenants provided by us. These arrangements are typically subject to time limitations, defined by contract or by operation of law, such as by prevailing statutes of limitation. Depending on the specific terms of the arrangements, the maximum potential obligation may or may not be subject to contractual limitations. For additional information regarding our indemnification agreements, see Note 11 to the Condensed Consolidated Financial Statements.

We have recorded liabilities for certain of these arrangements where it is possible to estimate them. These liabilities are not material in the aggregate. We are unable to develop a reasonable estimate of the maximum potential payout under some of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments under these arrangements.

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Three Months Ended March 31, 2017	December 31,		and	Foreign	Other		March 31,
(in millions)	2016	Issuances	Repayments	Exchange	Changes		2017
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$19,432	$-	$-	$25	$3		$19,460
Junior subordinated debt	843	-	-	4	-		847
AIG Japan Holdings Kabushiki Kaisha	330	-	-	5	-		335
AIGLH notes and bonds payable	281	-	-	-	-		281
AIGLH junior subordinated debt	361	-	-	-	-		361
Total AIG general borrowings	21,247	-	-	34	3		21,284
AIG borrowings supported by assets:(a)
MIP notes payable	1,099	-	-	34	-		1,133
Series AIGFP matched notes and bonds payable	32	-	-	-	-		32
GIAs, at fair value	2,934	62	(80)	-	7	(b)	2,923
Notes and bonds payable, at fair value	494	1	(288)	-	21	(b)	228
Total AIG borrowings supported by assets	4,559	63	(368)	34	28		4,316
Total debt issued or guaranteed by AIG	25,806	63	(368)	68	31		25,600
Debt not guaranteed by AIG:
Other subsidiaries' notes, bonds, loans and
mortgages payable(c)	735	-	(33)	-	(1)		701
Debt of consolidated investments(d)	4,371	88	(229)	(20)	236	(e) (f)	4,446
Total debt not guaranteed by AIG	5,106	88	(262)	(20)	235		5,147
Total debt	$30,912	$151	$(630)	$48	$266		$30,747

(a)  AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $2.3 billion and $2.2 billion at March 31, 2017 and December 31, 2016, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  Includes primarily borrowings with Federal Home Loan Banks by our U.S. insurance companies.  These borrowings are short term in nature and related activity is presented net of issuances and maturities and repayments.

(d)  At March 31, 2017, includes debt of consolidated investment vehicles related to real estate investments of $1.8 billion, affordable housing partnership investments of $1.9 billion and other securitization vehicles of $761 million. At December 31, 2016, includes debt of consolidated investment vehicles related to real estate investments of $1.9 billion, affordable housing partnership investments of $1.7 billion and other securitization vehicles of $771 million.

(e)  Includes the effect of consolidating previously unconsolidated partnerships.

(f)  Includes $108 million related to certain real estate investments that were reclassified to Liabilities held for sale at March 31, 2017.

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at March 31, 2017 of AIG (excluding $4.4 billion of borrowings of consolidated investments) for the next four quarters:

	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter
(in millions)	2017	2017	2017	2018	Total
AIG general borrowings	$-	$-	$169	$1,106	$1,275
AIG borrowings supported by assets	701	89	214	28	1,032
Other subsidiaries' notes, bonds, loans and
mortgages payable	340	106	255	-	701
Total	$1,041	$195	$638	$1,134	$3,008

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $4.4 billion in borrowings of debt of consolidated investments:

March 31, 2017		Remainder	Year Ending
(in millions)	Total	of 2017	2018	2019	2020	2021	2022	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$19,460	$169	$1,106	$997	$1,343	$1,495	$1,503	$12,847
Junior subordinated debt	847	-	-	-	-	-	-	847
AIG Japan Holdings Kabushiki Kaisha	335	-	-	-	116	219	-	-
AIGLH notes and bonds payable	281	-	-	-	-	-	-	281
AIGLH junior subordinated debt	361	-	-	-	-	-	-	361
Total AIG general borrowings	21,284	169	1,106	997	1,459	1,714	1,503	14,336
AIG borrowings supported by assets:
MIP notes payable	1,133	768	365	-	-	-	-	-
Series AIGFP matched notes and
bonds payable	32	10	-	-	-	-	-	22
GIAs, at fair value	2,923	166	497	102	31	241	48	1,838
Notes and bonds payable, at fair value	228	60	117	-	-	-	-	51
Total AIG borrowings supported by assets	4,316	1,004	979	102	31	241	48	1,911
Total debt issued or guaranteed by AIG	25,600	1,173	2,085	1,099	1,490	1,955	1,551	16,247
Other subsidiaries notes, bonds, loans
and mortgages payable	701	701	-	-	-	-	-	-
Total	$26,301	$1,874	$2,085	$1,099	$1,490	$1,955	$1,551	$16,247

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of April 28, 2017. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

For a discussion of the effects of downgrades in our credit ratings, see Note 9 to the Condensed Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in our 2016 Annual Report.

FINANCIAL STRENGTH Ratings

Financial Strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy.  The following table presents the ratings of our significant insurance subsidiaries as of April 28, 2017.

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

For a discussion of the effects of downgrades in our financial strength ratings, see Note 9 to the Condensed Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in our 2016 Annual Report.

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources, see Part 1, Item 1. Business — Regulation and Part 1, Item 1A. Risk Factors — Regulation in our 2016 Annual Report, and Part I, Item 2. MD&A – Regulatory Environment in this Quarterly Report on Form 10-Q.

Dividends and Repurchases of AIG Common Stock

On February 14, 2017, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2017 to shareholders of record on March 15, 2017. On May 3, 2017, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 28, 2017 to shareholders of record on June 14, 2017. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors authorized an additional increase of $2.5 billion to the share repurchase authorization, resulting in an aggregate remaining authorization on such date of approximately $3.8 billion. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors, including the regulatory framework applicable to us.

During the first quarter of 2017, we repurchased approximately 56 million shares of AIG Common Stock for an aggregate purchase price of approximately $3.6 billion pursuant to this authorization. Under Exchange Act Rule 10b5-1 repurchase plans, from April 1 to May 3, 2017, we repurchased approximately $1.1 billion of additional shares of AIG Common Stock.

Dividend Restrictions

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. See Note 19 to the Consolidated Financial Statements in the 2016 Annual Report for a discussion of restrictions on payments of dividends by our subsidiaries.

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

For a further discussion of AIG’s risk management program, see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2016 Annual Report.

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

See Investments – Available for Sale Securities herein for further information on our credit concentrations and credit exposures.

Our credit risk management framework incorporates the following elements:

Risk Identification:  including the ongoing capture and monitoring of all existing, contingent, potential and emerging credit risk exposures, whether funded or unfunded;

Risk Measurement:  comprising risk ratings, default probabilities, loss given default and expected loss parameters, exposure calculations, stress testing and other risk analytics;

Risk Limits:  including, but not limited to, a system of single obligor or risk group-based AIG-wide house limits and sub-limits for corporates, financial institutions, sovereigns and sub-sovereigns when appropriate and a defined process for identifying, evaluating, documenting and approving, if appropriate, breaches of and exceptions to such limits;

Risk Delegations:  a comprehensive credit risk delegation framework from the AIG Chief Credit Officer (CCO) to authorized credit professionals throughout the company;

Risk Evaluation, Monitoring and Reporting:  including the ongoing analysis and assessment of credit risks, trending of those risks and reporting of other key risk metrics and limits to the AIG CCO and senior management, as may be required; and

Credit Reserving:  including but not limited to development of a proper framework, policies and procedures for establishing accurate identification of (i) Allowance for Loan and Lease Losses, and (ii) other-than-temporary impairments for securities portfolios.

Market Risk Management

Market risk is defined as the risk of adverse impact due to systemic movements in one or more of the following market risk drivers:  equity and commodity prices, residential and commercial real estate values, interest rates, credit spreads, foreign exchange, inflation, and their levels of volatility.

We are engaged in a variety of insurance, investment and other financial services businesses that expose us to market risk, directly and indirectly. We are exposed to market risks primarily within our insurance and capital markets activities, on both the asset and liability side of our balance sheet through on and off-balance sheet exposures. The chief risk officer within each business is responsible for creating a framework to properly identify these risks, then ensuring that they are appropriately measured, monitored and managed in accordance with the risk governance framework established by the Chief Market Risk Officer (CMRO).

The scope and magnitude of our market risk exposures is managed under a robust framework that contains defined risk limits and minimum standards for managing market risk in a manner consistent with our risk appetite statement. Our market risk management framework focuses on quantifying the financial repercussions of changes in these broad market observables, as opposed to the idiosyncratic risks associated with individual assets that are addressed through our credit risk management function.

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

Interest rates.  Interest rate risk can arise from a mismatch in the interest rate exposure of assets versus liabilities. Lower interest rates generally result in lower investment income and make some of our product offerings less attractive to investors. Conversely, higher interest rates are typically beneficial for the opposite reasons. However, when rates rise quickly, there can be a temporary asymmetric GAAP accounting effect where the existing securities lose market value, which is largely reported in Other comprehensive income, and the offsetting decrease in the value of related liabilities may not be recognized. Changes in interest rates can affect the valuation of fixed maturity securities, financial liabilities, insurance contracts including but not limited to fixed rate annuities, variable annuities and derivative contracts.

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

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Balance Sheet Effect
	March 31,		December 31,		March 31,	December 31,
(dollars in millions)	2017		2016		2017	2016
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	241,287		251,784		(14,082)	(14,745)
Mortgage and other loans receivable	25,814		25,113		(1,417)	(1,352)
Preferred stock	14		17		(1)	(1)
Total interest rate sensitive assets	$267,115	(a)	$276,914	(a)	$(15,500)	$(16,098)
Sensitivity factor					20% decline in stock prices and value of
					alternative investments
Equity and alternative investments exposure:
Real estate investments	7,057		6,900		(1,411)	(1,380)
Hedge funds	6,900		7,249		(1,380)	(1,450)
Private equity	5,812		6,130		(1,163)	(1,226)
Common equity	1,313		1,369		(263)	(274)
PICC Investment	461		439		(92)	(88)
Aircraft asset investments	281		321		(56)	(64)
Other investments	992		946		(198)	(189)
Total equity and alternative investments
exposure	$22,816		$23,354		$(4,563)	$(4,671)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Great Britain pound	2,166		2,274		(217)	(227)
Euro	1,881		2,000		(188)	(200)
Japanese yen	1,682		2,345		(168)	(235)
All other foreign currencies	2,613		3,210		(261)	(321)
Total foreign currency-denominated net
asset position(b)	$8,342		$9,829		$(834)	$(983)

(a)  At March 31, 2017, the analysis covered $267.1 billion of $281.6 billion interest-rate sensitive assets. Excluded were $8.1 billion of loans and $2.1 billion of investments in life settlements. In addition, $4.3 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2016, the analysis covered $276.9 billion of $292.5 billion interest-rate sensitive assets. Excluded were $8.1 billion of loans and $2.5 billion of investments in life settlements. In addition, $5.0 billion of assets across various asset categories were excluded due to modeling limitations.

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

Our foreign currency-denominated net asset position at March 31, 2017, decreased by $1.5 billion compared to December 31, 2016. The decrease was primarily due to a $663 million decrease in our Japanese yen position primarily due to unrealized depreciation of investments, and weakening of the yen against the U.S. dollar; a $188 million decrease in our Taiwan dollar position due to the sale of our Taiwan insurance unit; and a $119 million and $108 million decrease in our euro and British pound positions, respectively, due to the weakening of the euro and pound against the U.S. dollar.

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

AIG Parent liquidity risk tolerance levels are designed to allow us to meet our financial obligations for a minimum of six months under a liquidity stress scenario. We maintain liquidity limits and minimum coverage ratios designed to ensure that funding needs are met under varying market conditions. If we project that we will breach these tolerances, we will assess and determine appropriate liquidity management actions. However, the market conditions in effect at that time may not permit us to achieve an increase in liquidity sources or a reduction in liquidity requirements.

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

On June 23, 2016, the UK held a referendum in which a majority voted for the UK to withdraw its membership in the EU, commonly referred to as Brexit. The terms of withdrawal are subject to a formal negotiation period which was initiated on March 29, 2017 through the invocation of Article 50 of the Treaty on European Union. Negotiations on Brexit could, by treaty, last up to two years. It is not clear at this stage (and may not be for some time) what form the UK’s future relationship with the remaining EU member states will take. We have significant operations and employees in the UK and other EU member states, including AIG Europe Ltd., which enjoys certain benefits based on the UK’s membership in the EU. In order to adapt to Brexit, on March 8, 2017, we announced plans to reorganize our operations and legal entity structure in the UK and the EU through the establishment of a new European subsidiary in Luxembourg. The reorganization is expected to be completed in the fourth quarter of 2018, subject to regulatory approvals.

For additional information about the DOL Fiduciary Rule, see Item 2. Executive Summary – Department of Labor Fiduciary Duty Rule.

In addition to the information set forth in this Quarterly Report on Form 10-Q, our regulatory status is also discussed in Part I, Item 1. Business – Regulation, Part I, Item 1A. Risk Factors – Regulation and Note 18 to the Consolidated Financial Statements in the 2016 Annual Report.

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

Book value per common share, excluding accumulated other comprehensive income (AOCI), Book value per common share, excluding AOCI and deferred tax assets (DTA) (Adjusted book value per common share) and Adjusted book value per common share, including dividend growth  are non-GAAP measures and are used to show the amount of our net worth on a per-share basis. Book value per common share excluding AOCI is derived by dividing total AIG shareholders’ equity, excluding AOCI, by total common shares outstanding. Adjusted book value per common share is derived by dividing total AIG shareholders’ equity, excluding AOCI and DTA (Adjusted Shareholders’ Equity), by total common shares outstanding. Adjusted book value per common share, including dividend growth is derived by dividing Adjusted Shareholders’ Equity, including growth in quarterly dividends above $0.125 per share to shareholders, by total common shares outstanding.

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

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4 | Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that AIG’s disclosure controls and procedures were effective as of March 31, 2017.

There has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

Part II – Other Information

ITEM 1 | Legal Proceedings

For a discussion of legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A | Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2016 Annual Report.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock and warrants to purchase AIG Common Stock during the three months ended March 31, 2017:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
Janaury 1 – 31	11,555,539	$66.13	11,555,539	$1,776
February 1 – 28	17,900,976	64.07	17,900,976	4,129
March 1 – 31	26,538,233	63.06	26,538,233	2,401
Total*	55,994,748	$64.02	55,994,748	$2,401

*    On May 3, 2017, our Board of Directors authorized an additional increase to the repurchase authorization of AIG Common Stock of $2.5 billion, resulting in an aggregate remaining authorization on such date of approximately $3.8 billion. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our financial condition, results of operations, liquidity and other factors, including the regulatory framework applicable to us.

During the three-month period ended March 31, 2017, we repurchased approximately 56 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $3.6 billion.  Pursuant to Exchange Act Rule 10b5-1 plans, from April 1, 2017 to May 3, 2017, we have repurchased approximately $1.1 billion of additional shares of AIG Common Stock.

ITEM 4 | Mine Safety Disclosures

Not applicable.

ITEM 6 | Exhibits

See accompanying Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SIDDHARTHA SANKARAN
Siddhartha Sankaran
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

/S/ ELIAS F. HABAYEB
Elias F. Habayeb
Senior Vice President,
Deputy Chief Financial Officer and
Group Controller
(Principal Accounting Officer)

Dated: May 4, 2017

Exhibit Index

Exhibit Number	Description	Location
10	(1) American International Group, Inc. Long Term Incentive Plan*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2017 (File No. 1-8787).
	(2) Form of AIG Long Term Incentive Award Agreement*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2017 (File No. 1-8787).
	(3) Letter Agreement between American International Group, Inc. and Peter D. Hancock, dated March 17, 2017*	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2017 (File No. 1-8787).

(4) Aggregate Excess of Loss Reinsurance Agreement, dated January 20, 2017, by and between AIG Assurance Company, AIG Property Casualty Company, AIG Specialty Insurance Company, AIU Insurance Company, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company Of The State Of Pennsylvania and National Indemnity Company (portions of this exhibit have been redacted pursuant to confidential treatment granted by the SEC)

Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).

(5) Trust Agreement, dated January 20, 2017, by and among National Union Fire Insurance Company of Pittsburgh, Pa., National Indemnity Company, and Wells Fargo Bank, National Association (portions of this exhibit have been redacted pursuant to confidential treatment granted by the SEC)

Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
	(6) Parental Guarantee Agreement, dated January 20, 2017, by Berkshire Hathaway Inc. in favor of National Union Fire Insurance Company of Pittsburgh, Pa.	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
	(7) Letter Agreement, dated November 3, 2010, between AIG and Siddhartha Sankaran*	Filed herewith.
	(8) Non-Competition, Non-Solicitation and Non-Disclosure Agreement, dated November 5, 2010, between AIG and Siddhartha Sankaran*	Filed herewith.
	(9) Letter Agreement, dated July 22, 2015, between AIG and Douglas A. Dachille*	Filed herewith.
	(10) Non-Solicitation and Non-Disclosure Agreement, dated July 22, 2015, between AIG and Douglas A. Dachille*	Filed herewith.
11	Statement re: Computation of Per Share Earnings	Included in Note 13 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (v) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 and (vi) the Notes to the Condensed Consolidated Financial Statements.

Filed herewith.

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.