Form 10-Q
period 2017-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2017-08-03
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017	Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2017, there were 903,405,681 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

June 30, 2017

AIG | Second Quarter 2017 Form 10-Q                1

Part I – Financial Information

Item 1. | Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in millions, except for share data)	2017	2016
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2017 - $222,720; 2016 - $232,241)	$235,289	$241,537
Other bond securities, at fair value (See Note 6)	13,478	13,998
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2017 - $1,181; 2016 - $1,697)	1,605	2,078
Other common and preferred stock, at fair value (See Note 6)	506	482
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2017 - $5; 2016 - $11)	34,642	33,240
Other invested assets (portion measured at fair value: 2017 - $6,600; 2016 - $6,946)	23,132	24,538
Short-term investments (portion measured at fair value: 2017 - $3,405; 2016 - $3,341)	12,094	12,302
Total investments	320,746	328,175

Cash	2,517	1,868
Accrued investment income	2,337	2,495
Premiums and other receivables, net of allowance	10,921	10,465
Reinsurance assets, net of allowance	34,510	21,901
Deferred income taxes	20,171	21,332
Deferred policy acquisition costs	11,063	11,042
Other assets, including restricted cash of $234 in 2017 and $193 in 2016
(portion measured at fair value: 2017 - $996; 2016 - $1,809)	9,852	10,815
Separate account assets, at fair value	87,090	82,972
Assets held for sale	555	7,199
Total assets	$499,762	$498,264
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$76,422	$77,077
Unearned premiums	19,992	19,634
Future policy benefits for life and accident and health insurance contracts	43,252	42,204
Policyholder contract deposits (portion measured at fair value: 2017 - $3,531; 2016 - $3,058)	133,295	132,216
Other policyholder funds (portion measured at fair value: 2017 - $0; 2016 - $5)	4,613	3,989
Other liabilities (portion measured at fair value: 2017 - $1,854; 2016 - $2,016)	28,135	26,296
Long-term debt (portion measured at fair value: 2017 - $3,085; 2016 - $3,428)	31,812	30,912
Separate account liabilities	87,090	82,972
Liabilities held for sale	827	6,106
Total liabilities	425,438	421,406
Contingencies, commitments and guarantees (See Note 11)

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2017 - 1,906,671,492 and
2016 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2017 - 1,003,278,872 shares; 2016 - 911,335,651 shares of common stock	(47,329)	(41,471)
Additional paid-in capital	80,913	81,064
Retained earnings	30,420	28,711
Accumulated other comprehensive income	4,962	3,230
Total AIG shareholders’ equity	73,732	76,300
Non-redeemable noncontrolling interests	592	558
Total equity	74,324	76,858
Total liabilities and equity	$499,762	$498,264

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2017 Form 10-Q                2

American International Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share data)	2017	2016	2017	2016
Revenues:
Premiums	$7,614	$8,751	$15,396	$17,557
Policy fees	725	696	1,449	1,383
Net investment income	3,613	3,683	7,299	6,696
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(33)	(65)	(72)	(274)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income	(28)	(29)	(49)	(22)
Net other-than-temporary impairments on available for sale
securities recognized in net income	(61)	(94)	(121)	(296)
Other realized capital gains (losses)	(8)	1,136	(63)	232
Total net realized capital gains (losses)	(69)	1,042	(184)	(64)
Other income	619	552	1,174	931
Total revenues	12,502	14,724	25,134	26,503
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,284	6,872	12,331	13,259
Interest credited to policyholder account balances	906	961	1,816	1,911
Amortization of deferred policy acquisition costs	1,115	1,345	2,223	2,607
General operating and other expenses	2,182	2,586	4,625	5,589
Interest expense	292	320	590	626
(Gain) loss on extinguishment of debt	(4)	7	(5)	90
Net (gain) loss on sale of divested businesses	60	(225)	160	(223)
Total benefits, losses and expenses	10,835	11,866	21,740	23,859
Income from continuing operations before income tax expense	1,667	2,858	3,394	2,644
Income tax expense	557	924	1,073	866
Income from continuing operations	1,110	1,934	2,321	1,778
Income (loss) from discontinued operations, net of income tax expense	8	(10)	8	(57)
Net income	1,118	1,924	2,329	1,721
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	(12)	11	14	(9)
Net income attributable to AIG	$1,130	$1,913	$2,315	$1,730

Income (loss) per common share attributable to AIG:
Basic:
Income from continuing operations	$1.21	$1.73	$2.42	$1.57
Income (loss) from discontinued operations	$0.01	$(0.01)	$0.01	$(0.05)
Net income attributable to AIG	$1.22	$1.72	$2.43	$1.52
Diluted:
Income from continuing operations	$1.18	$1.69	$2.36	$1.54
Income (loss) from discontinued operations	$0.01	$(0.01)	$0.01	$(0.05)
Net income attributable to AIG	$1.19	$1.68	$2.37	$1.49
Weighted average shares outstanding:
Basic	925,751,084	1,113,587,927	953,109,915	1,135,068,193
Diluted	948,248,771	1,140,045,973	976,627,652	1,163,089,748
Dividends declared per common share	$0.320	$0.320	$0.640	$0.640

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2017 Form 10-Q                3

American International Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Net income	$1,118	$1,924	$2,329	$1,721
Other comprehensive income, net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which other-than-temporary credit impairments were taken	119	22	233	(327)
Change in unrealized appreciation of all other investments	653	2,409	1,348	5,836
Change in foreign currency translation adjustments	398	313	122	221
Change in retirement plan liabilities adjustment	11	(10)	29	(8)
Other comprehensive income	1,181	2,734	1,732	5,722
Comprehensive income	2,299	4,658	4,061	7,443
Comprehensive income (loss) attributable to noncontrolling interests	(12)	11	14	(9)
Comprehensive income attributable to AIG	$2,311	$4,647	$4,047	$7,452

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2017 Form 10-Q                4

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Six Months Ended June 30, 2017
Balance, beginning of year	$4,766	$(41,471)	$81,064	$28,711	$3,230	$76,300	$558	$76,858
Common stock issued under stock plans	-	140	(304)	-	-	(164)	-	(164)
Purchase of common stock	-	(6,000)	-	-	-	(6,000)	-	(6,000)
Net income attributable to AIG or
noncontrolling interests	-	-	-	2,315	-	2,315	14	2,329
Dividends	-	-	-	(597)	-	(597)	-	(597)
Other comprehensive income	-	-	-	-	1,732	1,732	-	1,732
Current and deferred income taxes	-	-	(4)	-	-	(4)	-	(4)
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	46	46
Contributions from noncontrolling interests	-	-	-	-	-	-	14	14
Distributions to noncontrolling interests	-	-	-	-	-	-	(82)	(82)
Other	-	2	157	(9)	-	150	42	192
Balance, end of period	$4,766	$(47,329)	$80,913	$30,420	$4,962	$73,732	$592	$74,324

Six Months Ended June 30, 2016
Balance, beginning of year	$4,766	$(30,098)	$81,510	$30,943	$2,537	$89,658	$552	$90,210
Common stock issued under stock plans	-	84	(172)	-	-	(88)	-	(88)
Purchase of common stock	-	(6,248)	-	-	-	(6,248)	-	(6,248)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	1,730	-	1,730	(9)	1,721
Dividends	-	-	-	(713)	-	(713)	-	(713)
Other comprehensive income (loss)	-	-	-	-	5,722	5,722	-	5,722
Current and deferred income taxes	-	-	19	-	-	19	-	19
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	44	44
Contributions from noncontrolling interests	-	-	-	-	-	-	3	3
Distributions to noncontrolling interests	-	-	-	-	-	-	(15)	(15)
Other	-	-	(125)	(9)	-	(134)	16	(118)
Balance, end of period	$4,766	$(36,262)	$81,232	$31,951	$8,259	$89,946	$591	$90,537

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2017 Form 10-Q                5

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$2,329	$1,721
(Income) loss from discontinued operations	(8)	57
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(400)	(907)
Net (gain) loss on sale of divested businesses	160	(223)
(Gains) losses on extinguishment of debt	(5)	90
Unrealized (gains) losses in earnings - net	(287)	1,130
Equity in (income) loss from equity method investments, net of dividends or distributions	(259)	145
Depreciation and other amortization	2,002	2,270
Impairments of assets	291	636
Changes in operating assets and liabilities:
Insurance reserves	598	313
Premiums and other receivables and payables - net	(13)	(614)
Reinsurance assets and funds held under reinsurance treaties	(12,524)	(988)
Capitalization of deferred policy acquisition costs	(2,425)	(2,554)
Current and deferred income taxes - net	669	750
Other, net	587	(1,255)
Total adjustments	(11,606)	(1,207)
Net cash provided by (used in) operating activities	(9,285)	571
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	23,581	13,540
Other securities	1,871	2,246
Other invested assets	3,061	3,687
Divested businesses, net	538	-
Maturities of fixed maturity securities available for sale	15,128	12,350
Principal payments received on and sales of mortgage and other loans receivable	3,005	2,964
Purchases of:
Available for sale securities	(26,025)	(27,573)
Other securities	(281)	(381)
Other invested assets	(1,786)	(1,602)
Mortgage and other loans receivable	(4,259)	(5,081)
Net change in restricted cash	(44)	(78)
Net change in short-term investments	1,047	(1,755)
Other, net	(917)	1,419
Net cash provided by (used in) investing activities	14,919	(264)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	8,916	9,539
Policyholder contract withdrawals	(7,917)	(6,787)
Issuance of long-term debt	2,221	6,688
Repayments of long-term debt	(1,606)	(2,919)
Purchase of common stock	(6,000)	(6,248)
Dividends paid	(597)	(713)
Other, net	(44)	250
Net cash used in financing activities	(5,027)	(190)
Effect of exchange rate changes on cash	(24)	38
Net increase in cash	583	155
Cash at beginning of year	1,868	1,629
Change in cash of businesses held for sale	66	-
Cash at end of period	$2,517	$1,784

Supplementary Disclosure of Condensed Consolidated Cash Flow Information
Cash paid during the period for:
Interest	$682	$650
Taxes	$402	$117
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,654	$1,797

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2017 Form 10-Q                6

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  1. Basis of Presentation

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

Interim-period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2017 and prior to the issuance of these Condensed Consolidated Financial Statements.

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

AIG | Second Quarter 2017 Form 10-Q                7

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  2. Summary of Significant Accounting Policies

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

The standard is effective on January 1, 2018 and may be applied retrospectively or through a cumulative effect adjustment to retained earnings at the date of adoption. Early adoption is permitted as of January 1, 2017, including for interim periods. We continue to assess the impact to our revenue sources that are within the scope of the standard. Our analysis of revenues for the year ended December 31, 2016 indicates that substantially all of our revenues are from sources not within the scope of the standard. As substantially all of our revenue sources are not within the scope of the standard, we do not expect the adoption of the standard to have a material effect on our reported consolidated financial condition, results of operations or cash flows.

AIG | Second Quarter 2017 Form 10-Q                8

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  2. Summary of Significant Accounting Policies

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

The standard is effective on January 1, 2018, with early adoption of certain provisions permitted.  Based on our initial review, substantially all of our assets and liabilities are not within the scope of the standard. We do not expect the adoption of the standard to have a material effect on our reported consolidated financial condition, results of operations or cash flows.

Leases

In February 2016, the FASB issued an accounting standard that will require lessees with lease terms of more than 12 months to recognize a right of use asset and a corresponding lease liability on their balance sheets. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating leases or finance leases.

The standard is effective on January 1, 2019, with early adoption permitted using a modified retrospective approach. We are assessing the impact of the standard on our reported consolidated financial condition, results of operations and cash flows. We are currently quantifying the expected recognition on our balance sheet for a right to use asset and a lease liability as required by the standard.

Financial Instruments - Credit Losses

In June 2016, the FASB issued an accounting standard that will change how entities account for credit losses for most financial assets, trade receivables and reinsurance receivables.  The standard will replace the existing incurred loss impairment model with a new “current expected credit loss model” and will apply to financial assets subject to credit losses, those trade receivables measured at amortized cost, reinsurance receivables and certain off-balance sheet credit exposures.  The impairment for available-for-sale debt securities, including purchased credit deteriorated securities, will be measured in a similar manner, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  The standard will also require additional information to be disclosed in the footnotes.

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

AIG | Second Quarter 2017 Form 10-Q                9

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  2. Summary of Significant Accounting Policies

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

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued an accounting standard that eliminates the requirement to calculate the implied fair value of goodwill, through a hypothetical purchase price allocation, to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value not to exceed the total amount of goodwill allocated to that reporting unit.  An entity should also consider income tax effects from tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

The standard is effective on January 1, 2020 with early adoption permitted on testing dates after January 1, 2017.  We currently anticipate that the adoption of the standard will not have a material effect on our consolidated financial condition, results of operations or cash flows.

Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued an accounting standard that clarifies the scope and application of Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, to the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. The standard clarifies that a parent transferring its ownership interest in a consolidated subsidiary is within the scope of the accounting standard if substantially all of the fair value of the assets within that subsidiary are nonfinancial assets. The standard also clarifies that the derecognition of all businesses and nonprofit activities should be accounted for in accordance with the derecognition and deconsolidation guidance. The standard also eliminates the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities. An entity is required to apply the amendments in this update at the same time that it applies the amendments in revenues from contracts with customers.

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

AIG | Second Quarter 2017 Form 10-Q                10

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  2. Summary of Significant Accounting Policies

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

The standard is effective January 1, 2018, with early adoption permitted as of January 1, 2017, including for interim periods. We are assessing the impact of the standard, but do not expect it to have a material impact on our reported consolidated financial condition, results of operations or cash flows.

Modification of Share-Based Payment Awards

In May 2017, the FASB issued an accounting standard that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.

The standard is effective January 1, 2018, with early adoption permitted, including adoption for interim periods. This standard must be applied prospectively upon adoption.  We do not expect the standard to have a material effect on our reported consolidated financial condition, results of operations or cash flows.

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

-    Fuji Life — The sale of this business was completed on April 30, 2017

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

AIG | Second Quarter 2017 Form 10-Q                11

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  3. Segment Information

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended June 30,	2017		2016
		Pre-Tax		Pre-Tax
	Total	Operating	Total	Operating
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
Commercial Insurance
Liability and Financial Lines	$2,747	$586	$3,428	$815
Property and Special Risks	1,786	130	2,116	126
Total Commercial Insurance	4,533	716	5,544	941
Consumer Insurance
Individual Retirement	1,383	558	1,509	505
Group Retirement	696	266	707	265
Life Insurance	1,030	106	988	26
Personal Insurance	2,871	330	2,928	152
Total Consumer Insurance	5,980	1,260	6,132	948
Other Operations	899	(302)	1,014	(162)
Legacy Portfolio	1,138	431	1,010	207
AIG Consolidation and elimination	(54)	28	(131)	(14)
Total AIG Consolidated revenues and pre-tax operating income	12,496	2,133	13,569	1,920
Reconciling Items from revenues and pre-tax operating income to revenues and pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	80	80	120	120
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	58	-	(64)
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	(251)	-	5
Gain (Loss) on extinguishment of debt	-	4	-	(7)
Net realized capital gains (losses)	(69)	(69)	1,042	1,042
Gain (loss) from divested businesses	-	(60)	-	225
Non-operating litigation reserves and settlements	6	80	7	7
Net loss reserve discount (benefit) charge	-	(260)	-	(300)
Pension expense related to a one-time lump sum payment to former employees	-	(1)	-	-
Restructuring and other costs	-	(47)	-	(90)
Other	(11)	-	(14)	-
Revenues and Pre-tax income	$12,502	$1,667	$14,724	$2,858

Six Months Ended June 30,	2017		2016
		Pre-Tax		Pre-Tax
	Total	Operating	Total	Operating
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
Commercial Insurance
Liability and Financial Lines	$5,595	$1,160	$6,739	$1,384
Property and Special Risks	3,621	405	4,103	219
Total Commercial Insurance	9,216	1,565	10,842	1,603
Consumer Insurance
Individual Retirement	2,756	1,097	3,002	807
Group Retirement	1,414	509	1,336	456
Life Insurance	2,043	160	1,941	27
Personal Insurance	5,709	542	5,744	362
Total Consumer Insurance	11,922	2,308	12,023	1,652
Other Operations	1,989	(548)	2,012	(401)
Legacy Portfolio	2,222	773	1,691	5
AIG Consolidation and elimination	(118)	76	(262)	6
Total AIG Consolidated revenues and pre-tax operating income	25,231	4,174	26,306	2,865

AIG | Second Quarter 2017 Form 10-Q                12

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  3. Segment Information

Reconciling Items from revenues and pre-tax operating income to revenues and pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	91	91	253	253
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	111	-	(24)
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	(265)	-	12
Gain (Loss) on extinguishment of debt	-	5	-	(90)
Net realized capital losses	(184)	(184)	(64)	(64)
Gain (loss) from divested businesses	-	(160)	-	223
Non-operating litigation reserves and settlements	16	86	41	38
Net loss reserve discount (benefit) charge	-	(235)	-	(291)
Pension expense related to a one-time lump sum payment to former employees	-	(1)	-	-
Restructuring and other costs	-	(228)	-	(278)
Other	(20)	-	(33)	-
Revenues and Pre-tax income	$25,134	$3,394	$26,503	$2,644

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

Fuji Life, previously classified as held-for-sale, was sold on April 30, 2017.

At June 30, 2017, the following businesses were reported as held-for-sale:

United Guaranty Asia

On August 15, 2016, we entered into a definitive agreement to sell our 100 percent interest in United Guaranty Corporation (UGC) and certain related affiliates to Arch Capital Group Ltd. (Arch). This transaction closed on December 31, 2016. However, due to pending regulatory approvals, United Guaranty Asia was not included in the December 31, 2016 closing and $40 million of cash consideration was retained by Arch. The sale of United Guaranty Asia was completed on July 1, 2017 and we received the $40 million cash proceeds.

Certain Insurance Subsidiary Operations

On October 18, 2016, we entered into agreements to sell certain insurance operations to Fairfax Financial Holdings Limited (Fairfax). The agreements include the sale of our subsidiary operations in Argentina, Chile, Colombia, Uruguay, Venezuela and Turkey. Fairfax will also acquire renewal rights for the portfolios of local business written by our operations in Bulgaria, the Czech Republic, Hungary, Poland, Romania and Slovakia, and assume certain of our operating assets and employees. Total cash consideration to us is expected to be approximately $234 million. The transaction will close on a country-by-country basis as the regulatory approvals are obtained.  In the second quarter of 2017, the sale of operations in Turkey as well as the renewal rights in Bulgaria, the Czech Republic, Hungary, Poland and Slovakia were completed, which resulted in total cash proceeds of $48 million. The sale of operations in Chile and Colombia was completed on July 31, 2017. The remaining sales are still subject to obtaining the relevant regulatory approvals and other customary closing conditions.

AIG | Second Quarter 2017 Form 10-Q                13

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Held-For-Sale Classification

The following table summarizes the components of assets and liabilities held-for-sale on the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016*:

	June 30,	December 31,
(in millions)	2017	2016
Assets:
Fixed maturity securities	$147	$6,045
Equity securities	9	149
Mortgage and other loans receivable, net	2	137
Other invested assets	33	2
Short-term investments	137	130
Cash	67	133
Accrued investment income	3	21
Premiums and other receivables, net of allowance	276	351
Reinsurance assets, net of allowance	-	8
Deferred policy acquisition costs	-	471
Other assets	41	273
Assets of businesses held for sale	715	7,720
Less: Loss Accrual	(160)	(521)
Total assets held for sale	$555	$7,199
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$410	$402
Unearned premiums	274	297
Future policy benefits for life and accident and health insurance contracts	-	4,579
Other policyholder funds	-	378
Long-term debt	6	-
Other liabilities	137	450
Total liabilities held for sale	$827	$6,106

*    Excludes net intercompany assets of $394 million and $384 million at June 30, 2017 and December 31, 2016, respectively, that are eliminated in consolidation.

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

AIG | Second Quarter 2017 Form 10-Q                14

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2017				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(b)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$1	$2,355	$-	$-	$-	$2,356
Obligations of states, municipalities and political subdivisions	-	17,437	2,285	-	-	19,722
Non-U.S. governments	406	14,721	12	-	-	15,139
Corporate debt	-	131,118	932	-	-	132,050
RMBS	-	19,673	16,393	-	-	36,066
CMBS	-	12,428	735	-	-	13,163
CDO/ABS	-	8,188	8,605	-	-	16,793
Total bonds available for sale	407	205,920	28,962	-	-	235,289
Other bond securities:
U.S. government and government sponsored entities	359	2,821	-	-	-	3,180
Non-U.S. governments	-	54	-	-	-	54
Corporate debt	-	1,820	28	-	-	1,848
RMBS	-	457	1,510	-	-	1,967
CMBS	-	410	66	-	-	476
CDO/ABS	-	719	5,234	-	-	5,953
Total other bond securities	359	6,281	6,838	-	-	13,478
Equity securities available for sale:
Common stock	977	-	7	-	-	984
Preferred stock	19	529	-	-	-	548
Mutual funds	70	3	-	-	-	73
Total equity securities available for sale	1,066	532	7	-	-	1,605
Other equity securities	506	-	-	-	-	506
Mortgage and other loans receivable	-	-	5	-	-	5
Other invested assets(a)	-	2	225	-	-	227
Derivative assets:
Interest rate contracts	4	2,355	-	-	-	2,359
Foreign exchange contracts	-	974	-	-	-	974
Equity contracts	269	197	63	-	-	529
Credit contracts	-	-	2	-	-	2
Other contracts	-	-	22	-	-	22
Counterparty netting and cash collateral	-	-	-	(1,265)	(1,625)	(2,890)
Total derivative assets	273	3,526	87	(1,265)	(1,625)	996
Short-term investments	2,596	809	-	-	-	3,405
Separate account assets	82,031	5,059	-	-	-	87,090
Total	$87,238	$222,129	$36,124	$(1,265)	$(1,625)	$342,601
Liabilities:
Policyholder contract deposits	$-	$13	$3,518	$-	$-	$3,531
Other policyholder funds	-	-	-	-	-	-
Derivative liabilities:
Interest rate contracts	1	1,870	30	-	-	1,901
Foreign exchange contracts	-	1,201	7	-	-	1,208
Equity contracts	41	2	-	-	-	43
Credit contracts	-	-	295	-	-	295
Other contracts	-	-	6	-	-	6
Counterparty netting and cash collateral	-	-	-	(1,265)	(1,074)	(2,339)
Total derivative liabilities	42	3,073	338	(1,265)	(1,074)	1,114
Long-term debt	-	3,024	61	-	-	3,085
Other liabilities	380	360	-	-	-	740
Total	$422	$6,470	$3,917	$(1,265)	$(1,074)	$8,470

AIG | Second Quarter 2017 Form 10-Q                15

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

December 31, 2016				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(b)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$63	$1,929	$-	$-	$-	$1,992
Obligations of states, municipalities and political subdivisions	-	22,732	2,040	-	-	24,772
Non-U.S. governments	52	14,466	17	-	-	14,535
Corporate debt	-	131,047	1,133	-	-	132,180
RMBS	-	20,468	16,906	-	-	37,374
CMBS	-	12,231	2,040	-	-	14,271
CDO/ABS	-	8,578	7,835	-	-	16,413
Total bonds available for sale	115	211,451	29,971	-	-	241,537
Other bond securities:
U.S. government and government sponsored entities	-	2,939	-	-	-	2,939
Non-U.S. governments	-	51	-	-	-	51
Corporate debt	-	1,755	17	-	-	1,772
RMBS	-	420	1,605	-	-	2,025
CMBS	-	448	155	-	-	603
CDO/ABS	-	905	5,703	-	-	6,608
Total other bond securities	-	6,518	7,480	-	-	13,998
Equity securities available for sale:
Common stock	1,056	9	-	-	-	1,065
Preferred stock	752	-	-	-	-	752
Mutual funds	260	1	-	-	-	261
Total equity securities available for sale	2,068	10	-	-	-	2,078
Other equity securities	482	-	-	-	-	482
Mortgage and other loans receivable	-	-	11	-	-	11
Other invested assets(a)	-	1	204	-	-	205
Derivative assets:
Interest rate contracts	-	2,328	-	-	-	2,328
Foreign exchange contracts	-	1,320	-	-	-	1,320
Equity contracts	188	59	58	-	-	305
Credit contracts	-	-	2	-	-	2
Other contracts	-	6	16	-	-	22
Counterparty netting and cash collateral	-	-	-	(1,265)	(903)	(2,168)
Total derivative assets	188	3,713	76	(1,265)	(903)	1,809
Short-term investments	2,660	681	-	-	-	3,341
Separate account assets	77,318	5,654	-	-	-	82,972
Total	$82,831	$228,028	$37,742	$(1,265)	$(903)	$346,433
Liabilities:
Policyholder contract deposits	$-	$25	$3,033	$-	$-	$3,058
Other policyholder funds	5	-	-	-	-	5
Derivative liabilities:
Interest rate contracts	-	3,039	38	-	-	3,077
Foreign exchange contracts	-	1,358	11	-	-	1,369
Equity contracts	12	7	-	-	-	19
Credit contracts	-	-	331	-	-	331
Other contracts	-	1	5	-	-	6
Counterparty netting and cash collateral	-	-	-	(1,265)	(1,521)	(2,786)
Total derivative liabilities	12	4,405	385	(1,265)	(1,521)	2,016
Long-term debt	-	3,357	71	-	-	3,428
Total	$17	$7,787	$3,489	$(1,265)	$(1,521)	$8,507

(a)            Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $6.4 billion and $6.7 billion as of June 30, 2017 and December 31, 2016, respectively.

(b)            Represents netting of derivative exposures covered by qualifying master netting agreements.

AIG | Second Quarter 2017 Form 10-Q                16

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

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

There were no transfers of securities issued by Non-U.S. government entities from Level 1 to Level 2 in the three-month period ended June 30, 2017. During the six-month period ended June 30, 2017, we transferred $53 million of securities issued by Non-U.S. government entities from Level 1 to Level 2, as they are no longer considered actively traded. For similar reasons, during the three- and six-month periods ended June 30, 2017, we transferred $50 million and $113 million, respectively, of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. Additionally, we transferred $126 million of preferred stock from Level 1 to Level 2 during the three- and six-month periods ended June 30, 2017. We had no material transfers from Level 2 to Level 1 during the three- and six-month periods ended June 30, 2017.

During the three- and six-month periods ended June 30, 2016, we transferred $229 million and $312 million, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, as they are no longer considered actively traded. For similar reasons, during the three- and six-month periods ended June 30, 2016, we transferred $16 million of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2.  We had no material transfers from Level 2 to Level 1 during the three- and six-month periods ended June 30, 2016.

AIG | Second Quarter 2017 Form 10-Q                17

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three-month periods ended June 30, 2017 and 2016 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2017 and 2016:

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended June 30, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,041	$(1)	$89	$148	$8	$-	$2,285	$-
Non-U.S. governments	16	-	1	(5)	-	-	12	-
Corporate debt	1,079	5	3	(153)	70	(72)	932	-
RMBS	16,487	264	346	(681)	-	(23)	16,393	-
CMBS	1,003	18	2	(274)	-	(14)	735	-
CDO/ABS	7,755	(28)	132	746	-	-	8,605	-
Total bonds available for sale	28,381	258	573	(219)	78	(109)	28,962	-
Other bond securities:
Corporate debt	18	-	-	10	-	-	28	-
RMBS	1,502	66	-	(58)	-	-	1,510	43
CMBS	65	2	-	(1)	-	-	66	2
CDO/ABS	5,508	175	-	(449)	-	-	5,234	55
Total other bond securities	7,093	243	-	(498)	-	-	6,838	100
Equity securities available for sale:
Common stock	8	-	-	-	-	(1)	7	-
Total equity securities available for sale	8	-	-	-	-	(1)	7	-
Other equity securities	-	-	-	-	-	-	-	-
Mortgage and other loans receivable	11	-	-	(6)	-	-	5	-
Other invested assets	180	4	2	39	-	-	225	4
Total	$35,673	$505	$575	$(684)	$78	$(110)	$36,037	$104

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,072	$340	$-	$106	$-	$-	$3,518	$7
Derivative liabilities, net:
Interest rate contracts	32	2	-	(4)	-	-	30	(1)
Foreign exchange contracts	6	1	-	-	-	-	7	(1)
Equity contracts	(62)	(4)	-	3	-	-	(63)	9
Commodity contracts	-	-	-	-	-	-	-	-
Credit contracts	315	(21)	-	(1)	-	-	293	23
Other contracts	(11)	(20)	-	18	(3)	-	(16)	46
Total derivative liabilities, net(a)	280	(42)	-	16	(3)	-	251	76
Long-term debt(b)	58	2	-	1	-	-	61	(2)
Total	$3,410	$300	$-	$123	$(3)	$-	$3,830	$81

AIG | Second Quarter 2017 Form 10-Q                18

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Six Months Ended June 30, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,040	$1	$85	$169	$8	$(18)	$2,285	$-
Non-U.S. governments	17	-	1	(6)	-	-	12	-
Corporate debt	1,133	1	-	(166)	206	(242)	932	-
RMBS	16,906	553	497	(1,539)	8	(32)	16,393	-
CMBS	2,040	23	7	(622)	-	(713)	735	-
CDO/ABS	7,835	(22)	180	644	-	(32)	8,605	-
Total bonds available for sale	29,971	556	770	(1,520)	222	(1,037)	28,962	-
Other bond securities:
Corporate debt	17	1	-	10	-	-	28	1
RMBS	1,605	121	-	(183)	-	(33)	1,510	67
CMBS	155	2	-	(18)	-	(73)	66	3
CDO/ABS	5,703	348	-	(817)	-	-	5,234	125
Total other bond securities	7,480	472	-	(1,008)	-	(106)	6,838	196
Equity securities available for sale:
Common stock	-	-	-	8	-	(1)	7	-
Total equity securities available for sale	-	-	-	8	-	(1)	7	-
Other equity securities	-	-	-	-	-	-	-	-
Mortgage and other loans receivable	11	-	-	(6)	-	-	5	-
Other invested assets	204	3	(3)	22	-	(1)	225	4
Total	$37,666	$1,031	$767	$(2,504)	$222	$(1,145)	$36,037	$200

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,033	$295	$-	$190	$-	$-	$3,518	$2
Derivative liabilities, net:
Interest rate contracts	38	(1)	-	(7)	-	-	30	2
Foreign exchange contracts	11	1	-	(5)	-	-	7	(1)
Equity contracts	(58)	(15)	-	10	-	-	(63)	14
Commodity contracts	-	-	-	-	-	-	-	-
Credit contracts	329	(36)	-	-	-	-	293	34
Other contracts	(11)	(39)	-	37	(3)	-	(16)	45
Total derivative liabilities, net(a)	309	(90)	-	35	(3)	-	251	94
Long-term debt(b)	71	14	-	(24)	-	-	61	(4)
Total	$3,413	$219	$-	$201	$(3)	$-	$3,830	$92

AIG | Second Quarter 2017 Form 10-Q                19

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended June 30, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,196	$2	$136	$(21)	$-	$-	$2,313	$-
Non-U.S. governments	30	-	-	2	-	(4)	28	-
Corporate debt	1,024	2	7	(65)	193	(325)	836	-
RMBS	16,162	234	61	61	261	-	16,779	-
CMBS	2,368	16	10	(87)	-	(12)	2,295	-
CDO/ABS	6,592	8	93	382	-	-	7,075	-
Total bonds available for sale	28,372	262	307	272	454	(341)	29,326	-
Other bond securities:
Corporate debt	18	1	-	(1)	-	-	18	1
RMBS	1,513	14	-	(41)	-	-	1,486	(19)
CMBS	170	-	-	(2)	-	-	168	9
CDO/ABS	6,576	109	-	(308)	-	(65)	6,312	(60)
Total other bond securities	8,277	124	-	(352)	-	(65)	7,984	(69)
Equity securities available for sale:
Common stock	-	-	-	-	-	-	-	-
Total equity securities available for sale	-	-	-	-	-	-	-	-
Other equity securities	15	(1)	-	-	-	-	14	-
Mortgage and other loans receivable	11	-	-	-	-	-	11	-
Other invested assets	263	(12)	6	(16)	-	-	241	-
Total	$36,938	$373	$313	$(96)	$454	$(406)	$37,576	$(69)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,251	$598	$-	$141	$-	$-	$3,990	$16
Derivative liabilities, net:
Interest rate contracts	48	3	-	(5)	-	-	46	-
Foreign exchange contracts	9	1	-	(1)	-	-	9	(1)
Equity contracts	(51)	(4)	-	3	-	-	(52)	3
Credit contracts	490	(28)	-	(89)	-	-	373	18
Other contracts	121	(24)	-	5	-	-	102	23
Total derivatives liabilities, net(a)	617	(52)	-	(87)	-	-	478	43
Long-term debt(b)	184	(2)	-	(2)	-	(113)	67	-
Total	$4,052	$544	$-	$52	$-	$(113)	$4,535	$59

AIG | Second Quarter 2017 Form 10-Q                20

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Six Months Ended June 30, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,124	$2	$194	$(7)	$-	$-	$2,313	$-
Non-U.S. governments	32	-	(2)	2	-	(4)	28	-
Corporate debt	1,370	3	(17)	(36)	314	(798)	836	-
RMBS	16,537	479	(359)	(172)	294	-	16,779	-
CMBS	2,585	58	(78)	(168)	-	(102)	2,295	-
CDO/ABS	6,169	20	43	820	23	-	7,075	-
Total bonds available for sale	28,817	562	(219)	439	631	(904)	29,326	-
Other bond securities:
Corporate debt	17	2	-	(1)	-	-	18	3
RMBS	1,581	(23)	-	(54)	-	(18)	1,486	(61)
CMBS	193	(2)	-	(23)	-	-	168	7
CDO/ABS	7,055	(24)	-	(719)	65	(65)	6,312	(364)
Total other bond securities	8,846	(47)	-	(797)	65	(83)	7,984	(415)
Equity securities available for sale:
Common stock	-	-	-	-	-	-	-	-
Total equity securities available for sale	-	-	-	-	-	-	-	-
Other equity securities	14	-	-	-	-	-	14	1
Mortgage and other loans receivable	11	-	-	-	-	-	11	-
Other invested assets	332	(1)	1	(37)	-	(54)	241	-
Total	$38,020	$514	$(218)	$(395)	$696	$(1,041)	$37,576	$(414)

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$2,289	$1,443	$-	$258	$-	$-	$3,990	$37
Derivative liabilities, net:
Interest rate contracts	50	7	-	(11)	-	-	46	(5)
Foreign exchange contracts	7	2	-	-	-	-	9	(1)
Equity contracts	(54)	-	-	2	-	-	(52)	-
Credit contracts	505	(34)	-	(98)	-	-	373	28
Other contracts	48	30	-	24	-	-	102	(31)
Total derivatives liabilities, net(a)	556	5	-	(83)	-	-	478	(9)
Long-term debt(b)	183	-	-	(3)	-	(113)	67	3
Total	$3,028	$1,448	$-	$172	$-	$(113)	$4,535	$31

(a)  Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b)  Includes guaranteed investment agreements (GIAs), notes, bonds, loans and mortgages payable.

AIG | Second Quarter 2017 Form 10-Q                21

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended June 30, 2017
Bonds available for sale	$294	$(36)	$-	$258
Other bond securities	97	(4)	150	243
Other invested assets	3	1	-	4
Six Months Ended June 30, 2017
Bonds available for sale	$592	$(36)	$-	$556
Other bond securities	172	2	298	472
Other invested assets	3	(2)	2	3
Three Months Ended June 30, 2016
Bonds available for sale	$291	$(30)	$1	$262
Other bond securities	26	32	66	124
Other equity securities	(1)	-	-	(1)
Other invested assets	(1)	(19)	8	(12)
Six Months Ended June 30, 2016
Bonds available for sale	$589	$(29)	$2	$562
Other bond securities	(8)	32	(71)	(47)
Other invested assets	(3)	32	(30)	(1)

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended June 30, 2017
Policyholder contract deposits	$-	$340	$-	$340
Derivative liabilities, net	-	(1)	(41)	(42)
Long-term debt	-	-	2	2
Six Months Ended June 30, 2017
Policyholder contract deposits	$-	$295	$-	$295
Derivative liabilities, net	-	(8)	(82)	(90)
Long-term debt	-	-	14	14
Three Months Ended June 30, 2016
Policyholder contract deposits	$-	$598	$-	$598
Derivative liabilities, net	-	-	(52)	(52)
Long-term debt	-	-	(2)	(2)
Six Months Ended June 30, 2016
Policyholder contract deposits	$-	$1,443	$-	$1,443
Derivative liabilities, net	-	4	1	5
Long-term debt	-	-	-	-

AIG | Second Quarter 2017 Form 10-Q                22

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issues and settlements, net, shown above, for the three- and six-month periods ended June 30, 2017 and 2016 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Three Months Ended June 30, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$186	$(11)	$(27)	$148
Non-U.S. governments	-	-	(5)	(5)
Corporate debt	30	(54)	(129)	(153)
RMBS	301	-	(982)	(681)
CMBS	-	(44)	(230)	(274)
CDO/ABS	1,194	-	(448)	746
Total bonds available for sale	1,711	(109)	(1,821)	(219)
Other bond securities:
Corporate debt	11	-	(1)	10
RMBS	14	-	(72)	(58)
CMBS	-	-	(1)	(1)
CDO/ABS	-	(8)	(441)	(449)
Total other bond securities	25	(8)	(515)	(498)
Equity securities available for sale	-	-	-	-
Other equity securities	-	-	-	-
Mortgage and other loans receivable	-	(6)	-	(6)
Other invested assets	42	(2)	(1)	39
Total assets	$1,778	$(125)	$(2,337)	$(684)
Liabilities:
Policyholder contract deposits	$-	$82	$24	$106
Derivative liabilities, net	-	-	16	16
Long-term debt(b)	-	-	1	1
Total liabilities	$-	$82	$41	$123
Three Months Ended June 30, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$17	$(7)	$(31)	$(21)
Non-U.S. governments	2	-	-	2
Corporate debt	-	(25)	(40)	(65)
RMBS	1,040	-	(979)	61
CMBS	4	(27)	(64)	(87)
CDO/ABS	612	(11)	(219)	382
Total bonds available for sale	1,675	(70)	(1,333)	272
Other bond securities:
Corporate debt	-	-	(1)	(1)
RMBS	26	-	(67)	(41)
CMBS	-	-	(2)	(2)
CDO/ABS	61	(19)	(350)	(308)
Total other bond securities	87	(19)	(420)	(352)
Equity securities available for sale	-	-	-	-
Other invested assets	9	(2)	(23)	(16)
Total assets	$1,771	$(91)	$(1,776)	$(96)

AIG | Second Quarter 2017 Form 10-Q                23

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Liabilities:
Policyholder contract deposits	$-	$140	$1	$141
Derivative liabilities, net	(1)	-	(86)	(87)
Long-term debt(b)	-	-	(2)	(2)
Total liabilities	$(1)	$140	$(87)	$52
				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Six Months Ended June 30, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$223	$(16)	$(38)	$169
Non-U.S. governments	-	(1)	(5)	(6)
Corporate debt	30	(54)	(142)	(166)
RMBS	640	(244)	(1,935)	(1,539)
CMBS	39	(111)	(550)	(622)
CDO/ABS	1,207	-	(563)	644
Total bonds available for sale	2,139	(426)	(3,233)	(1,520)
Other bond securities:
Corporate debt	11	-	(1)	10
RMBS	112	(167)	(128)	(183)
CMBS	-	(11)	(7)	(18)
CDO/ABS	-	(8)	(809)	(817)
Total other bond securities	123	(186)	(945)	(1,008)
Equity securities available for sale	8	-	-	8
Other equity securities	-	-	-	-
Mortgage and other loans receivable	-	(6)	-	(6)
Other invested assets	43	(2)	(19)	22
Total assets	$2,313	$(620)	$(4,197)	$(2,504)
Liabilities:
Policyholder contract deposits	$-	$152	$38	$190
Derivative liabilities, net	-	-	35	35
Long-term debt(b)	-	-	(24)	(24)
Total liabilities	$-	$152	$49	$201
Six Months Ended June 30, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions(c)	$46	$(7)	$(46)	$(7)
Non-U.S. governments	3	-	(1)	2
Corporate debt	29	(25)	(40)	(36)
RMBS	1,543	(58)	(1,657)	(172)
CMBS	106	(58)	(216)	(168)
CDO/ABS	1,151	(11)	(320)	820
Total bonds available for sale	2,878	(159)	(2,280)	439
Other bond securities:
Corporate debt	-	-	(1)	(1)
RMBS	89	(26)	(117)	(54)
CMBS	53	(71)	(5)	(23)
CDO/ABS	69	(36)	(752)	(719)
Total other bond securities	211	(133)	(875)	(797)
Equity securities available for sale	-	-	-	-
Other equity securities	14	-	(14)	-
Other invested assets	18	(2)	(53)	(37)
Total assets	$3,121	$(294)	$(3,222)	$(395)

AIG | Second Quarter 2017 Form 10-Q                24

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Liabilities:
Policyholder contract deposits	$-	$270	$(12)	$258
Derivative liabilities, net	(3)	-	(80)	(83)
Long-term debt(b)	-	-	(3)	(3)
Total liabilities	$(3)	$270	$(95)	$172

(a)  There were no issuances during the three-month periods ended June 30, 2017 and 2016, respectively.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2017 and 2016 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above excluded $1 million of net gains and $8 million of net losses related to assets and liabilities transferred into Level 3 during the three- and six-month periods ended June 30, 2017, respectively, and included $7 million of net losses related to assets and liabilities transferred out of Level 3 in both the three- and six-month periods ended June 30, 2017.

The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excluded $3 million of net gains and $10 million of net losses related to assets and liabilities transferred into Level 3 during the three- and six-month periods ended June 30, 2016, respectively, and included $8 million and $53 million of net losses related to assets and liabilities transferred out of Level 3 during the three- and six-month periods ended June 30, 2016, respectively.

Transfers of Level 3 Assets

During the three- and six-month periods ended June 30, 2017 and 2016, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, CDO/ABS and RMBS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity.  The transfers of investments in RMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types.

During the three- and six-month periods ended June 30, 2017 and 2016, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of certain investments municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments.  Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and six-month periods ended June 30, 2017 and 2016.

AIG | Second Quarter 2017 Form 10-Q                25

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

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

	Fair Value at
	June 30,	Valuation		Range
(in millions)	2017	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,494	Discounted cash flow	Yield	3.75% - 4.68% (4.21%)

Corporate debt	454	Discounted cash flow	Yield	3.90% - 4.58% (4.24%)

RMBS(a)	16,471	Discounted cash flow	Constant prepayment rate	2.26% - 10.48% (6.37%)
			Loss severity	47.43% - 79.54% (63.49%)
			Constant default rate	3.23% - 7.98% (5.61%)
			Yield	2.96% - 5.32% (4.14%)

CDO/ABS(a)	5,030	Discounted cash flow	Yield	3.27% - 5.33% (4.30%)

CMBS	542	Discounted cash flow	Yield	2.39% - 8.01% (5.20%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

Guaranteed minimum withdrawal benefits (GMWB)	1,917	Discounted cash flow	Equity volatility	8.00% - 50.00%
			Base lapse rate	0.50% - 20.00%
			Dynamic lapse multiplier	30.00% - 170.00%
			Mortality multiplier(c)	42.00% - 161.00%
			Utilization	100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	1,140	Discounted cash flow	Lapse rate	1.00% - 66.00%
			Mortality multiplier(c)	101.00% - 103.00%

Indexed Life	443	Discounted cash flow	Base lapse rate	2.00% to 19.00%
			Mortality rate	0.00% to 40.00%

AIG | Second Quarter 2017 Form 10-Q                26

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2016	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,248	Discounted cash flow	Yield	4.12% - 4.91% (4.52%)

Corporate debt	498	Discounted cash flow	Yield	3.41% - 6.38% (4.90%)

RMBS(a)	17,412	Discounted cash flow	Constant prepayment rate	3.95% - 6.54% (5.25%)
			Loss severity	47.51% - 80.98% (64.24%)
			Constant default rate	3.28% - 8.64% (5.96%)
			Yield	3.28% - 5.87% (4.57%)

CDO/ABS(a)	4,368	Discounted cash flow	Yield	3.67% - 5.85% (4.76%)

CMBS	1,511	Discounted cash flow	Yield	0.48% - 10.21% (5.34%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

GMWB	1,777	Discounted cash flow	Equity volatility	13.00% - 50.00%
			Base lapse rate	0.50% - 20.00%
			Dynamic lapse multiplier	30.00% - 170.00%
			Mortality multiplier(c)	42.00% - 161.00%
			Utilization	100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	859	Discounted cash flow	Lapse rate	1.00% - 66.00%
			Mortality multiplier(c)	101.00% - 103.00%

Indexed Life	381	Discounted cash flow	Base lapse rate	2.00% - 19.00%
			Mortality rate	0.00% - 40.00%

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

AIG | Second Quarter 2017 Form 10-Q                27

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

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

AIG | Second Quarter 2017 Form 10-Q                28

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

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

		June 30, 2017		December 31, 2016
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,298	$799	$1,424	$750

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	230	182	258	208

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	123	34	137	31

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	103	43	123	44

Other	Includes multi-strategy, mezzanine and other strategies	367	264	312	215
Total private equity funds		2,121	1,322	2,254	1,248
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	1,315	-	1,453	9

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	1,370	-	1,429	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	1,036	-	992	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	308	7	416	8

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	223	7	197	14
Total hedge funds		4,252	14	4,487	31
Total		$6,373	$1,336	$6,741	$1,279

AIG | Second Quarter 2017 Form 10-Q                29

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments. At June 30, 2017, assuming average original expected lives of 10 years for the funds, 66 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 18 percent between four and six years and 16 percent between seven and 10 years.

The hedge fund investments included above, which are carried at fair value, are generally redeemable monthly (20 percent), quarterly (46 percent), semi-annually (11 percent) and annually (23 percent), with redemption notices ranging from one day to 180 days. At June 30, 2017, investments representing approximately 47 percent of the total fair value of these hedge fund investments had partial contractual redemption restrictions. These partial redemption restrictions are generally related to one or more investments held in the hedge funds that the fund manager deemed to be illiquid. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre-defined end dates. The majority of these restrictions are generally expected to be lifted by the end of 2017.

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,

(in millions)	2017	2016	2017	2016
Assets:
Bond and equity securities	$450	$248	$799	$298
Alternative Investments(a)	96	33	277	(214)
Other, including Short-term investments	-	-	-	-
Liabilities:
Long-term debt(b)	(33)	(71)	(48)	(247)
Other liabilities	(1)	-	(1)	-
Total gain (loss)	$512	$210	$1,027	$(163)

(a)  Includes certain hedge funds, private equity funds and other investment partnerships.

(b)  Includes GIAs, notes, bonds and mortgages payable.

We recognized a loss of $3 million and an immaterial gain during the three- and six-month periods ended June 30, 2017, respectively, and gains of $3 million and $8 million during the three- and six-month periods ended June 30, 2016, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	June 30, 2017			December 31, 2016
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$5	$5	$-	$11	$8	$3
Liabilities:
Long-term debt*	$3,085	$2,351	$734	$3,428	$2,628	$800

*    Includes GIAs, notes, bonds, loans and mortgages payable.

AIG | Second Quarter 2017 Form 10-Q                30

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Level 1	Level 2	Level 3	Total	2017	2016	2017	2016
June 30, 2017
Other investments	$-	$-	$17	$17	$33	$29	$50	$31
Investments in life settlements	-	-	253	253	46	92	87	249
Other assets*	-	-	-	-	-	9	35	9
Total	$-	$-	$270	$270	$79	$130	$172	$289
December 31, 2016
Other investments	$-	$-	$364	$364
Investments in life settlements	-	-	736	736
Other assets	-	-	2	2
Total	$-	$-	$1,102	$1,102

*    Impairments include $35 million related to other assets that were sold during the three month period ended June 30, 2017.

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
June 30, 2017
Assets:
Mortgage and other loans receivable	$-	$156	$35,593	$35,749	$34,637
Other invested assets	-	630	1,736	2,366	2,748
Short-term investments	-	8,689	-	8,689	8,689
Cash	2,517	-	-	2,517	2,517
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	354	123,945	124,299	113,474
Other liabilities	-	4,395	-	4,395	4,395
Long-term debt	-	24,120	3,645	27,765	28,727
December 31, 2016
Assets:
Mortgage and other loans receivable	$-	$161	$33,575	$33,736	$33,229
Other invested assets	-	955	2,053	3,008	3,474
Short-term investments	-	8,961	-	8,961	8,961
Cash	1,868	-	-	1,868	1,868
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	382	121,742	122,124	112,705
Other liabilities	-	4,196	-	4,196	4,196
Long-term debt	-	23,117	3,333	26,450	27,484

AIG | Second Quarter 2017 Form 10-Q                31

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

6. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
June 30, 2017
Bonds available for sale:
U.S. government and government sponsored entities	$2,225	$153	$(22)	$2,356	$-
Obligations of states, municipalities and political subdivisions	18,625	1,167	(70)	19,722	-
Non-U.S. governments	14,499	757	(117)	15,139	-
Corporate debt	124,719	8,319	(988)	132,050	(5)
Mortgage-backed, asset-backed and collateralized:
RMBS	33,336	2,992	(262)	36,066	1,504
CMBS	12,830	435	(102)	13,163	46
CDO/ABS	16,486	378	(71)	16,793	59
Total mortgage-backed, asset-backed and collateralized	62,652	3,805	(435)	66,022	1,609
Total bonds available for sale(b)	222,720	14,201	(1,632)	235,289	1,604
Equity securities available for sale:
Common stock	616	372	(4)	984	-
Preferred stock	504	44	-	548	-
Mutual funds	61	12	-	73	-
Total equity securities available for sale	1,181	428	(4)	1,605	-
Total	$223,901	$14,629	$(1,636)	$236,894	$1,604
December 31, 2016
Bonds available for sale:
U.S. government and government sponsored entities	$1,870	$148	$(26)	$1,992	$-
Obligations of states, municipalities and political subdivisions	24,025	1,001	(254)	24,772	-
Non-U.S. governments	14,018	773	(256)	14,535	-
Corporate debt	126,648	7,271	(1,739)	132,180	(31)
Mortgage-backed, asset-backed and collateralized:
RMBS	35,311	2,541	(478)	37,374	1,212
CMBS	14,054	409	(192)	14,271	45
CDO/ABS	16,315	278	(180)	16,413	39
Total mortgage-backed, asset-backed and collateralized	65,680	3,228	(850)	68,058	1,296
Total bonds available for sale(b)	232,241	12,421	(3,125)	241,537	1,265
Equity securities available for sale:
Common stock	708	369	(12)	1,065	-
Preferred stock	748	4	-	752	-
Mutual funds	241	23	(3)	261	-
Total equity securities available for sale	1,697	396	(15)	2,078	-
Total	$233,938	$12,817	$(3,140)	$243,615	$1,265

(a)  Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

(b)  At June 30, 2017 and December 31, 2016, bonds available for sale held by us that were below investment grade or not rated totaled $31.6 billion and $33.6 billion, respectively.

AIG | Second Quarter 2017 Form 10-Q                32

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
June 30, 2017
Bonds available for sale:
U.S. government and government sponsored entities	$949	$21	$1	$1	$950	$22
Obligations of states, municipalities and political
subdivisions	1,867	48	257	22	2,124	70
Non-U.S. governments	3,132	52	475	65	3,607	117
Corporate debt	18,644	504	4,412	484	23,056	988
RMBS	6,364	156	2,716	106	9,080	262
CMBS	2,838	92	226	10	3,064	102
CDO/ABS	2,644	31	1,218	40	3,862	71
Total bonds available for sale	36,438	904	9,305	728	45,743	1,632
Equity securities available for sale:
Common stock	42	3	6	1	48	4
Mutual funds	8	-	-	-	8	-
Total equity securities available for sale	50	3	6	1	56	4
Total	$36,488	$907	$9,311	$729	$45,799	$1,636
December 31, 2016
Bonds available for sale:
U.S. government and government sponsored entities	$720	$26	$-	$-	$720	$26
Obligations of states, municipalities and political
subdivisions	5,814	221	231	33	6,045	254
Non-U.S. governments	3,865	162	489	94	4,354	256
Corporate debt	28,184	1,013	6,080	726	34,264	1,739
RMBS	8,794	252	4,045	226	12,839	478
CMBS	4,469	152	479	40	4,948	192
CDO/ABS	5,362	102	1,961	78	7,323	180
Total bonds available for sale	57,208	1,928	13,285	1,197	70,493	3,125
Equity securities available for sale:
Common stock	125	12	-	-	125	12
Mutual funds	64	3	-	-	64	3
Total equity securities available for sale	189	15	-	-	189	15
Total	$57,397	$1,943	$13,285	$1,197	$70,682	$3,140

AIG | Second Quarter 2017 Form 10-Q                33

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

At June 30, 2017, we held 6,946 and 59 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 1,222 and eight individual fixed maturity and equity securities, respectively, were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2017 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2017
Due in one year or less	$8,730	$8,960	$1,236	$1,230
Due after one year through five years	47,266	49,765	5,541	5,412
Due after five years through ten years	41,089	42,441	9,898	9,471
Due after ten years	62,983	68,101	14,259	13,624
Mortgage-backed, asset-backed and collateralized	62,652	66,022	16,441	16,006
Total	$222,720	$235,289	$47,375	$45,743
December 31, 2016
Due in one year or less	$7,796	$7,994	$604	$581
Due after one year through five years	49,200	51,958	6,002	5,841
Due after five years through ten years	43,308	44,226	16,045	15,332
Due after ten years	66,257	69,301	25,007	23,629
Mortgage-backed, asset-backed and collateralized	65,680	68,058	25,960	25,110
Total	$232,241	$241,537	$73,618	$70,493

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$211	$46	$217	$93	$544	$224	$404	$642
Equity securities	83	2	980	6	100	18	1,012	14
Total	$294	$48	$1,197	$99	$644	$242	$1,416	$656

AIG | Second Quarter 2017 Form 10-Q                34

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

For the three and six-month periods ended June 30, 2017, the aggregate fair value of available for sale securities sold was $7.6 billion and $23.4 billion, respectively, which resulted in net realized capital gains (losses) of $246 million and $402 million, respectively.

For the three and six-month periods ended June 30, 2016, the aggregate fair value of available for sale securities sold was $8.3 billion and $14.4 billion, respectively, which resulted in net realized capital gains of $1.1 billion and $760 million, respectively.

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	June 30, 2017		December 31, 2016
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$3,180	23%	$2,939	20%
Obligations of states, municipalities and political subdivisions	-	-	-	-
Non-U.S. governments	54	-	51	-
Corporate debt	1,848	13	1,772	12
Mortgage-backed, asset-backed and collateralized:
RMBS	1,967	14	2,025	14
CMBS	476	3	603	4
CDO/ABS and other collateralized*	5,953	43	6,608	47
Total mortgage-backed, asset-backed and collateralized	8,396	60	9,236	65
Total fixed maturity securities	13,478	96	13,998	97
Equity securities	506	4	482	3
Total	$13,984	100%	$14,480	100%

*    Includes $298 million and $421 million of U.S. government agency-backed ABS at June 30, 2017 and December 31, 2016, respectively.

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	June 30,	December 31,
(in millions)	2017	2016
Alternative investments(a) (b)	$12,496	$13,379
Investment real estate(c)	7,188	6,900
Aircraft asset investments(d)	243	321
Investments in life settlements	2,105	2,516
All other investments	1,100	1,422
Total	$23,132	$24,538

(a)  At June 30, 2017, includes hedge funds of $6.8 billion, private equity funds of $5.1 billion, and affordable housing partnerships of $567 million. At December 31, 2016, includes hedge funds of $7.2 billion, private equity funds of $5.5 billion, and affordable housing partnerships of $625 million.

(b)  Approximately 55 percent and 27 percent of our hedge fund portfolio is available for redemption in 2017 and 2018, respectively, an additional 12 percent will be available between 2019 and 2024.

(c)  Net of accumulated depreciation of $423 million and $451 million in June 30, 2017 and December 31, 2016, respectively.

(d)  Consists of investments in aircraft equipment held in a consolidated trust.

AIG | Second Quarter 2017 Form 10-Q                35

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Net Investment Income

The following table presents the components of Net investment income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Fixed maturity securities, including short-term investments	$2,828	$2,992	$5,629	$5,928
Equity securities	12	(22)	17	(44)
Interest on mortgage and other loans	399	376	792	765
Alternative investments*	371	310	819	(56)
Real estate	31	35	80	88
Other investments	100	101	216	238
Total investment income	3,741	3,792	7,553	6,919
Investment expenses	128	109	254	223
Net investment income	$3,613	$3,683	$7,299	$6,696

*    Includes income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds for which we elected the fair value option are recorded as of the balance sheet date. Other hedge funds are generally reported on a one-month lag, while private equity funds are generally reported on a one-quarter lag.

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Sales of fixed maturity securities	$165	$124	$320	$(238)
Sales of equity securities	81	974	82	998
Other-than-temporary impairments:
Severity	(2)	(3)	(2)	(5)
Change in intent	(7)	(4)	(8)	(33)
Foreign currency declines	-	(1)	(10)	(7)
Issuer-specific credit events	(55)	(95)	(112)	(226)
Adverse projected cash flows	(3)	(5)	(3)	(41)
Provision for loan losses	(24)	(30)	(18)	-
Foreign exchange transactions	74	(38)	233	(558)
Derivatives and hedge accounting	(298)	170	(674)	97
Impairments on investments in life settlements	(46)	(92)	(87)	(249)
Other*	46	42	95	198
Net realized capital gains (losses)	$(69)	$1,042	$(184)	$(64)

*    Includes $107 million of realized gains due to a purchase price adjustment on the sale of Class B shares of Prudential Financial, Inc. for the six months ended June 30, 2016.

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$2,500	$5,584	$3,273	$10,362
Equity securities	(71)	(1,045)	43	(1,140)
Other investments	(83)	(66)	(137)	(214)
Total Increase (decrease) in unrealized appreciation (depreciation) of investments*	$2,346	$4,473	$3,179	$9,008

*    Excludes net unrealized losses attributable to businesses held for sale.

AIG | Second Quarter 2017 Form 10-Q                36

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Evaluating Investments for Other-Than-Temporary Impairments

For a discussion of our policy for evaluating investments for other-than-temporary impairments see Note 6 to the Consolidated Financial Statements in the 2016 Annual Report.

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Balance, beginning of period	$946	$1,523	$1,098	$1,747
Increases due to:
Credit impairments on new securities subject to impairment losses	41	13	58	123
Additional credit impairments on previously impaired securities	7	74	37	129
Reductions due to:
Credit impaired securities fully disposed of for which there was no
prior intent or requirement to sell	(44)	(93)	(55)	(243)
Accretion on securities previously impaired due to credit*	(188)	(219)	(376)	(458)
Balance, end of period	$762	$1,298	$762	$1,298

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$36,196
Cash flows expected to be collected*	29,608
Recorded investment in acquired securities	19,907

*    Represents undiscounted expected cash flows, including both principal and interest.

AIG | Second Quarter 2017 Form 10-Q                37

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

(in millions)	June 30, 2017	December 31, 2016
Outstanding principal balance	$15,568	$16,728
Amortized cost	11,105	11,987
Fair value	12,488	12,922

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Balance, beginning of period	$7,593	$6,622	$7,498	$6,846
Newly purchased PCI securities	13	245	101	451
Disposals	-	-	(18)	-
Accretion	(206)	(209)	(416)	(423)
Effect of changes in interest rate indices	(135)	60	(114)	(239)
Net reclassification from (to) non-accretable difference,
including effects of prepayments	200	325	414	408
Balance, end of period	$7,465	$7,043	$7,465	$7,043

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	June 30, 2017	December 31, 2016
Fixed maturity securities available for sale	$2,520	$2,389
Other bond securities, at fair value	$2,188	$1,799

At June 30, 2017 and December 31, 2016, amounts borrowed under repurchase and securities lending agreements totaled $4.8 billion and $4.2 billion, respectively.

AIG | Second Quarter 2017 Form 10-Q                38

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
June 30, 2017
Bonds available for sale:
Non-U.S. governments	$-	$14	$18	$13	$-	$45
Corporate debt	-	17	23	16	-	56
Other bond securities:
U.S. government and government sponsored entities	359	-	-	-	-	359
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	555	743	531	-	1,829
Total	$359	$586	$784	$560	$-	$2,289

December 31, 2016
Other bond securities:
Non-U.S. governments	$-	$-	$-	$51	$-	$51
Corporate debt	-	163	860	725	-	1,748
Total	$-	$163	$860	$776	$-	$1,799

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
June 30, 2017
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$-	$-	$-	$-
Non-U.S. governments	-	4	16	-	-	20
Corporate debt	-	589	1,421	389	-	2,399
CMBS	-	-	-	-	-	-
Total	$-	$593	$1,437	$389	$-	$2,419

December 31, 2016
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$21	$-	$-	$-	$21
Non-U.S. governments	-	-	50	-	-	50
Corporate debt	-	791	1,466	-	-	2,257
CMBS	-	-	61	-	-	61
Total	$-	$812	$1,577	$-	$-	$2,389

AIG | Second Quarter 2017 Form 10-Q                39

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	June 30, 2017	December 31, 2016
Securities collateral pledged to us	$3,463	$1,434
Amount sold or repledged by us	$384	$11

Insurance – Statutory and Other Deposits

Total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, were $5.2 billion and $4.9 billion at June 30, 2017 and December 31, 2016, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $119 million and $114 million of stock in FHLBs at June 30, 2017 and December 31, 2016, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with advances from FHLB, with a fair value of $3.1 billion and $116 million, respectively, at June 30, 2017 and $3.4 billion and $17 million, respectively, at December 31, 2016, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $2.1 billion and $2.2 billion at June 30, 2017 and December 31, 2016, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $551 million and $523 million, comprised of bonds available for sale and short term investments at June 30, 2017 and December 31, 2016, respectively.

AIG | Second Quarter 2017 Form 10-Q                40

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  7. Lending Activities

7. Lending Activities

The following table presents the composition of Mortgage and other loans receivable, net:

	June 30,	December 31,
(in millions)	2017	2016
Commercial mortgages*	$26,749	$25,042
Residential mortgages	4,691	3,828
Life insurance policy loans	2,309	2,367
Commercial loans, other loans and notes receivable	1,200	2,300
Total mortgage and other loans receivable	34,949	33,537
Allowance for credit losses	(307)	(297)
Mortgage and other loans receivable, net	$34,642	$33,240

*    Commercial mortgages primarily represent loans for offices, apartments and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 23 percent and 12 percent, respectively, at June 30, 2017, and 24 percent and 12 percent, respectively, at December 31, 2016).

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
June 30, 2017
Loan-to-Value Ratios(b)
Less than 65%	$16,662	$1,372	$247	$18,281
65% to 75%	5,813	554	62	6,429
76% to 80%	1,078	119	60	1,257
Greater than 80%	320	362	100	782
Total commercial mortgages	$23,873	$2,407	$469	$26,749

December 31, 2016
Loan-to-Value Ratios(b)
Less than 65%	$13,998	$1,694	$232	$15,924
65% to 75%	5,946	575	62	6,583
76% to 80%	1,246	174	47	1,467
Greater than 80%	471	392	205	1,068
Total commercial mortgages	$21,661	$2,835	$546	$25,042

(a)  The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 2.0X and 1.9X at June 30, 2017 and December 31, 2016, respectively.

(b)  The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 58 percent at both June 30, 2017, and December 31, 2016.

AIG | Second Quarter 2017 Form 10-Q                41

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  7. Lending Activities

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
June 30, 2017
Credit Quality Performance Indicator:
In good standing	781	$6,717	$8,272	$5,149	$2,167	$2,378	$1,977	$26,660	100%
Restructured(a)	3	-	15	18	-	16	-	49	-
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	2	-	40	-	-	-	-	40	-
Total(b)	786	$6,717	$8,327	$5,167	$2,167	$2,394	$1,977	$26,749	100%
Allowance for credit losses:
Specific		$-	$3	$31	$-	$1	$-	$35	-%
General		49	71	35	9	12	15	191	1
Total allowance for credit losses		$49	$74	$66	$9	$13	$15	$226	1%
December 31, 2016
Credit Quality Performance Indicator:
In good standing	784	$6,005	$7,830	$5,179	$1,898	$2,373	$1,589	$24,874	99%
Restructured(a)	4	-	134	18	-	16	-	168	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	788	$6,005	$7,964	$5,197	$1,898	$2,389	$1,589	$25,042	100%
Allowance for credit losses:
Specific		$-	$3	$1	$6	$1	$-	$11	-%
General		35	72	41	7	13	15	183	1
Total allowance for credit losses		$35	$75	$42	$13	$14	$15	$194	1%

(a)  Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings see Note 7 to the Consolidated Financial Statements in the 2016 Annual Report.

(b)  Does not reflect allowance for credit losses.

(c)  99.7 percent of the commercial mortgages held at such respective dates were current as to payments of principal and interest.  There were no significant amounts of nonperforming commercial mortgages (defined as those loans where payment of contractual principal or interest is more than 90 days past due) during any of the periods presented.

Allowance for Credit Losses

For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment see Note 7 to the Consolidated Financial Statements in the 2016 Annual Report

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2017			2016
Six Months Ended June 30,	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$194	$103	$297	$171	$137	$308
Loans charged off	(5)	(2)	(7)	(13)	-	(13)
Recoveries of loans previously charged off	-	-	-	11	-	11
Net charge-offs	(5)	(2)	(7)	(2)	-	(2)
Provision for loan losses	37	(20)	17	29	(27)	2
Other	-	-	-	-	-	-
Allowance, end of period	$226 *	$81	$307	$198 *	$110	$308

*    Of the total allowance, $35 million and $12 million relate to individually assessed credit losses on $289 million and $352 million of commercial mortgages at June 30, 2017 and 2016, respectively.

AIG | Second Quarter 2017 Form 10-Q                42

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  7. Lending Activities

During the six-month periods ended June 30, 2017 and 2016, loans with a carrying value of $21 million and $84 million, respectively, were modified in troubled debt restructurings.

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Structured Investment Vehicle	Affordable Housing Partnerships	Other	Total
June 30, 2017
Assets:
Bonds available for sale	$-	$10,270	$-	$-	$-	$10,270
Other bond securities	-	4,586	225	-	4	4,815
Mortgage and other loans receivable	-	1,757	-	-	-	1,757
Other invested assets	1,138	243	-	3,083	26	4,490
Other (a)	224	1,174	101	446	86	2,031
Total assets(b)	$1,362	$18,030	$326	$3,529	$116	$23,363
Liabilities:
Long-term debt	$529	$1,117	$61	$1,878	$5	$3,590
Other (c)	103	204	-	214	20	541
Total liabilities	$632	$1,321	$61	$2,092	$25	$4,131
December 31, 2016
Assets:
Bonds available for sale	$-	$10,233	$-	$-	$-	$10,233
Other bond securities	-	4,858	266	-	5	5,129
Mortgage and other loans receivable	1	1,442	-	-	104	1,547
Other invested assets	1,052	321	-	2,821	28	4,222
Other (a)	365	1,104	50	384	92	1,995
Total assets(b)	$1,418	$17,958	$316	$3,205	$229	$23,126
Liabilities:
Long-term debt	$444	$771	$56	$1,696	$6	$2,973
Other(c)	224	203	1	211	38	677
Total liabilities	$668	$974	$57	$1,907	$44	$3,650

(a)  Comprised primarily of Short-term investments and Other assets at June 30, 2017 and December 31, 2016.

(b)  The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  Comprised primarily of Other liabilities at June 30, 2017 and December 31, 2016.

(d)  At June 30, 2017 and December 31, 2016, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $111 million and $106 million, respectively.

(e)  At June 30, 2017 and December 31, 2016, $17.4 billion and $17.3 billion, respectively, of the total assets of consolidated securitization vehicles were owed to AIG Parent or its subsidiaries.

AIG | Second Quarter 2017 Form 10-Q                43

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  8. Variable Interest Entities

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
June 30, 2017
Real estate and investment entities(a)	$389,470	$10,230	$1,920		$12,150
Affordable housing partnerships	4,396	744	-		744
Other	2,324	275	1,181	(c)	1,456
Total	$396,190	$11,249	$3,101		$14,350
December 31, 2016
Real estate and investment entities(a)	$409,087	$11,015	$2,115		$13,130
Affordable housing partnerships	4,709	785	-		785
Other	2,869	314	1,045	(c)	1,359
Total	$416,665	$12,114	$3,160		$15,274

(a)  Comprised primarily of hedge funds and private equity funds.

(b)  At June 30, 2017 and December 31, 2016, $ 10.8 billion and $11.7 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

(c)  These amounts represent our estimate of the maximum exposure to loss under certain insurance policies issued to VIEs if a hypothetical loss occurred to the extent of the full amount of the insured value.  Our insurance policies cover defined risks and our estimate of liability is included in our insurance reserves on the balance sheet.

For additional information on VIEs see Note 10 to the Consolidated Financial Statements in the 2016 Annual Report.

9. Derivatives and Hedge Accounting

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations.

For a discussion of our accounting policies and procedures regarding derivatives and hedge accounting see Note 11 to the Consolidated Financial Statements in the 2016 Annual Report.

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

AIG | Second Quarter 2017 Form 10-Q                44

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  9. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2017				December 31, 2016
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$-	$-	$865	$10	$175	$-	$782	$11
Foreign exchange contracts	2,705	250	3,921	207	3,527	385	2,602	184
Equity contracts	-	-	141	-	-	-	113	7
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	55,656	2,359	21,381	1,891	51,030	2,328	44,211	3,066
Foreign exchange contracts	7,771	724	9,846	1,001	9,468	935	7,674	1,185
Equity contracts	14,895	529	8,727	43	14,060	305	8,633	12
Credit contracts(b)	3	2	801	295	4	2	861	331
Other contracts(c)	38,152	22	119	6	37,633	22	62	6
Total derivatives, gross	$119,182	$3,886	$45,801	$3,453	$115,897	$3,977	$64,938	$4,802
Counterparty netting(d)		(1,265)		(1,265)		(1,265)		(1,265)
Cash collateral(e)		(1,625)		(1,074)		(903)		(1,521)
Total derivatives on condensed
consolidated balance sheets(f)		$996		$1,114		$1,809		$2,016

(a)  Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)  As of June 30, 2017 and December 31, 2016, included CDSs on super senior multi-sector CDOs with a net notional amount of $750 million and $801 million (fair value liability of $280 million and $308 million), respectively. The expected weighted average maturity as of June 30, 2017 is six years. Because of long-term maturities of the CDSs in the portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the portfolio. As of June 30, 2017 and December 31, 2016, there were no super senior corporate debt/CLOs remaining.

(c)  Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d)  Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)  Represents cash collateral posted and received that is eligible for netting.

(f)  Freestanding derivatives only, excludes Embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively.  Fair value of assets related to bifurcated Embedded derivatives was zero at both June 30, 2017 and December 31, 2016. Fair value of liabilities related to bifurcated Embedded derivatives was $3.5 billion and $3.1 billion, respectively, at June 30, 2017 and December 31, 2016. A bifurcated Embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

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

AIG | Second Quarter 2017 Form 10-Q                45

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  9. Derivatives and Hedge Accounting

Collateral posted by us to third parties for derivative transactions was $2.8 billion and $4.5 billion at June 30, 2017 and December 31, 2016, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.7 billion and $1.5 billion at June 30, 2017 and December 31, 2016, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates.  For the three- and six-month periods ended June 30, 2017, we recognized losses of $6 million and $48 million, respectively, and for the three- and six-month periods ended June 30, 2016, we recognized losses of $4 million and $9 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:		Including Gains/(Losses) Attributable to:
	Hedging	Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Three Months Ended June 30, 2017
Interest rate contracts:
Realized capital gains/(losses)	$3	$(3)	$-	$-	$-
Interest credited to policyholder account balances	-	-	-	-	-
Other income	-	-	-	-	-
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	(213)	232	-	19	-
Interest credited to policyholder account balances	-	-	-	-	-
Other income	-	3	-	-	3
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	(24)	24	-	-	-

AIG | Second Quarter 2017 Form 10-Q                46

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  9. Derivatives and Hedge Accounting

Three Months Ended June 30, 2016
Interest rate contracts:
Realized capital gains/(losses)	$-	$-	$-	$-	$-
Interest credited to policyholder account balances	-	-	-	-	-
Other income	-	5	-	-	5
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	389	(345)	-	43	1
Interest credited to policyholder account balances	-	-	-	-	-
Other income	-	5	-	-	5
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	10	(7)	-	3	-
Six Months Ended June 30, 2017
Interest rate contracts:
Realized capital gains/(losses)	$2	$(2)	$-	$-	$-
Interest credited to policyholder account balances	-	-	-	-	-
Other income	-	-	-	-	-
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	(161)	190	-	29	-
Interest credited to policyholder account balances	-	-	-	-	-
Other income	-	4	-	-	4
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	(26)	24	-	(2)	-
Six Months Ended June 30, 2016
Interest rate contracts:
Realized capital gains/(losses)	$1	$(7)	$-	$-	$(6)
Interest credited to policyholder account balances	-	-	-	-	-
Other income	-	7	-	-	7
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	423	(409)	-	14	-
Interest credited to policyholder account balances	-	-	-	-	-
Other income	-	12	-	-	12
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	20	(19)	-	1	-

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

AIG | Second Quarter 2017 Form 10-Q                47

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  9. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
By Derivative Type:
Interest rate contracts	$251	$603	$99	$1,373
Foreign exchange contracts	(76)	182	(122)	154
Equity contracts	(176)	(141)	(490)	(272)
Commodity contracts	-	-	-	-
Credit contracts	21	28	36	34
Other contracts	18	20	36	36
Embedded derivatives	(259)	(513)	(113)	(1,285)
Total	$(221)	$179	$(554)	$40
By Classification:
Policy fees	$19	$20	$39	$40
Net investment income	(5)	13	(7)	12
Net realized capital gains (losses)	(316)	123	(700)	88
Other income (losses)	80	18	113	(112)
Policyholder benefits and claims incurred	1	5	1	12
Total	$(221)	$179	$(554)	$40

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contain credit risk-related contingent features that were in a net liability position at June 30, 2017 and December 31, 2016, was approximately $1.7 billion and $3.0 billion, respectively. The aggregate fair value of assets posted as collateral under these contracts at June 30, 2017 and December 31, 2016, was approximately $2.2 billion and $4.0 billion, respectively.

We estimate that at June 30, 2017, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $83 million.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of June 30, 2017. Factors considered in estimating the termination payments upon downgrade include current market conditions and the terms of the respective CSA provisions. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $4.5 billion and $4.8 billion at June 30, 2017 and December 31, 2016, respectively. These securities have par amounts of $9.6 billion and $10.1 billion at June 30, 2017 and December 31, 2016, respectively, and have remaining stated maturity dates that extend to 2052.

AIG | Second Quarter 2017 Form 10-Q                48

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

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

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.7 billion and $12.8 billion at June 30, 2017 and December 31, 2016, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim.  Thus, these recoverable amounts represent a credit exposure to us.  At June 30, 2017 and December 31, 2016, we held collateral of approximately $9.9 billion and $9.7 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements.

The following table presents the roll forward of activity in Loss Reserves:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Liability for unpaid loss and loss adjustment expenses, beginning of period	$76,050	$73,946	$77,077	$74,942
Reinsurance recoverable	(26,920)	(14,212)	(15,532)	(14,339)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	49,130	59,734	61,545	60,603
Foreign exchange effect	463	360	358	200
Dispositions(a)	-	-	-	-
Retroactive reinsurance adjustment (net of discount)(b)	(299)	-	(11,460)	-
Total	49,294	60,094	50,443	60,803
Losses and loss adjustment expenses incurred:
Current year	4,209	5,023	8,510	9,935
Prior years, excluding discount and amortization of deferred gain	391	6	453	(60)
Prior years, discount charge (benefit)	260	300	235	291
Prior years, amortization of deferred gain on retroactive reinsurance(c)	(82)	-	(120)	-
Total losses and loss adjustment expenses incurred	4,778	5,329	9,078	10,166
Losses and loss adjustment expenses paid:
Current year	(1,137)	(2,378)	(1,708)	(2,958)
Prior years	(4,252)	(3,423)	(9,043)	(8,389)
Total losses and loss adjustment expenses paid	(5,389)	(5,801)	(10,751)	(11,347)
Reclassified to liabilities held for sale(d)	79	-	(8)	-
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	48,762	59,622	48,762	59,622
Reinsurance recoverable	27,660	14,520	27,660	14,520
Total	$76,422	$74,142	$76,422	$74,142

(a)  Includes amounts related to dispositions through the date of disposition.  Includes sale of UGC and Ascot.

(b)  Includes discount on retroactive reinsurance in the amount of $108 million and $1.5 billion for the three- and six-month periods ended June 30, 2017, respectively.

(c)  Includes $10 million and $5 million for the 2011 retroactive reinsurance agreement with NICO covering U.S. asbestos exposures for the three- and six-month periods ended June 30, 2017, respectively.

(d)  Represents change in loss reserves included in our pending sale of certain of our insurance operations to Fairfax for the three- and six-month periods ended June 30, 2017.  Upon consummation of the sale, we may retain a portion of these reserves through reinsurance arrangements.

AIG | Second Quarter 2017 Form 10-Q                49

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

On January 20, 2017, we entered into an adverse development reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire, under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion.  At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion.  We account for this transaction as retroactive reinsurance. We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire has provided a parental guarantee to secure the obligations of NICO under the agreement.

On June 14, 2017, a catastrophic fire occurred at Grenfell Tower, a 24-story residential housing block in London, UK, resulting in damage to the property and loss of lives. Our net exposure to loss on this event is currently not estimable as the forensic investigation is incomplete and the list of potential insureds (and any potential liability) is unclear. There may also be other policyholders involved as the matter evolves.

Discounting of Loss Reserves

At June 30, 2017, the loss reserves reflect a net loss reserve discount of $1.8 billion, including tabular and non-tabular calculations based upon the following assumptions:

•     Certain asbestos claims are discounted when allowed by the regulator and when payments are fixed and determinable, based on the investment yields of the companies and the payout pattern for the claims. At December 31, 2016, the discount for asbestos reserves was fully amortized.

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

The discount consists of $491 million of tabular discount and $1.3 billion of non-tabular discount for workers’ compensation.  During the six-month periods ended June 30, 2017 and 2016, the charge from changes in discount of $235 million and $289 million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Condensed Consolidated Statement of Income.  For the six-month period ended June 30, 2017, the discount on workers’ compensation reserves decreased by $1.5 billion due to the impact of the adverse development reinsurance agreement with NICO.

During the six-month period ended June 30, 2017, the forward yield curve component of the discount rates decreased which resulted in a $132 million decrease in the loss reserve discount. In addition, there was a $164 million reduction for accident years 2016 and prior, primarily from accretion of discount on reserves for the first six months of 2017. This increase was partially offset by newly established reserves for accident year 2017, which increased the discount by $61 million.

During the six-month period ended June 30, 2016, the forward yield curve component of the discount rates decreased which resulted in a $281 million decrease in the loss reserve discount. In addition, there was an $89 million reduction for accident years 2015 and prior, primarily from accretion of discount on reserves for the six-month period ended June 30, 2016. This increase was partially offset by newly established reserves for accident year 2016, which increased the discount by $81 million.

AIG | Second Quarter 2017 Form 10-Q                50

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following table presents the components of the loss reserve discount discussed above:

	June 30, 2017			December 31, 2016
		Legacy Portfolio			Legacy Portfolio
	U.S. Liability	- Property and		U.S. Liability	- Property and
	and	Casualty run-off		and	Casualty run-off
(in millions)	Financial Lines	Insurance Lines	Total	Financial Lines	Insurance Lines	Total
U.S. workers' compensation	$2,450	$885	$3,335	$2,583	$987	$3,570
Retroactive reinsurance	(1,547)	-	(1,547)	-	-	-
Total reserve discount*	$903	$885	$1,788	$2,583	$987	$3,570

* Excludes $185 million and $181 million of discount related to certain long tail liabilities in the United Kingdom at June 30, 2017 and December 31, 2016, respectively.

The following tables present increase (decrease) in the net loss reserve discount:

Three Months Ended June 30,	2017			2016
		Legacy Portfolio			Legacy Portfolio
	U.S. Liability	- Property and		U.S. Liability	- Property and
	and	Casualty run-off		and	Casualty run-off
(in millions)	Financial Lines	Insurance Lines	Total	Financial Lines	Insurance Lines	Total
Current accident year	$29	$-	$29	$33	$-	$33
Accretion and other adjustments
to prior year discount	(57)	(43)	(100)	(47)	(16)	(63)
Effect of interest rate changes	(128)	(61)	(189)	(177)	(93)	(270)
Net reserve discount
benefit (charge)	(156)	(104)	(260)	(191)	(109)	(300)
Change in discount on loss reserves
ceded under retroactive reinsurance(a)	108	-	108	-	-	-
Net change in total reserve
discount(b)	$(48)	$(104)	$(152)	$(191)	$(109)	$(300)
Comprised of:
U.S. Workers' compensation	$(48)	$(104)	$(152)	$(191)	$(108)	$(299)
Asbestos	$-	$-	$-	$-	$(1)	$(1)

Six Months Ended June 30,	2017			2016
		Legacy Portfolio			Legacy Portfolio
	U.S. Liability	- Property and		U.S. Liability	- Property and
	and	Casualty run-off		and	Casualty run-off
(in millions)	Financial Lines	Insurance Lines	Total	Financial Lines	Insurance Lines	Total
Current accident year	$61	$-	$61	$81	$-	$81
Accretion and other adjustments
to prior year discount	(105)	(59)	(164)	(61)	(30)	(91)
Effect of interest rate changes	(89)	(43)	(132)	(185)	(96)	(281)
Net reserve discount
benefit (charge)	(133)	(102)	(235)	(165)	(126)	(291)
Change in discount on loss reserves
ceded under retroactive reinsurance	(1,547)	-	(1,547)	-	-	-
Net change in total reserve
discount(c)	$(1,680)	$(102)	$(1,782)	$(165)	$(126)	$(291)
Comprised of:
U.S. Workers' compensation	$(1,680)	$(102)	$(1,782)	$(165)	$(124)	$(289)
Asbestos	$-	$-	$-	$-	$(2)	$(2)

(a)  Included in the deferred gain from retroactive reinsurance reported in other liabilities.

(b)  Excludes $4 million and $(42) million of discount related to certain long tail liabilities in the United Kingdom for the three-month period ended June 30, 2017 and 2016, respectively.

(c)  Excludes $(4) million and $(15) million of discount related to certain long tail liabilities in the United Kingdom for the six-month period ended June 30, 2017 and 2016, respectively.

AIG | Second Quarter 2017 Form 10-Q                51

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  11. Contingencies, Commitments and Guarantees

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

Individual Securities Litigations.  Between November 18, 2011 and February 9, 2015, eleven separate, though similar, securities actions (Individual Securities Litigations) were filed in or transferred to the SDNY, asserting claims substantially similar to those in the Consolidated 2008 Securities Litigation against AIG and certain directors and officers of AIG and AIGFP. Two of the actions were voluntarily dismissed. On September 10, 2015, the SDNY granted AIG’s motion to dismiss some of the claims in the Individual Securities Litigations in whole or in part. AIG has settled eight of the nine remaining actions. The remaining Individual Securities Litigation pending in the SDNY was brought by a series of institutional investor funds. After the court’s decision granting AIG’s motion to dismiss plaintiff’s claims in part, the claims in the remaining action are limited to a claim under Section 10(b) of the Exchange Act for allegedly materially false and misleading statements in AIG’s public disclosures from February 8, 2008 to September 16, 2008 relating to, among other things, the Subprime Exposure Issues. On January 17, 2017, AIG filed a motion for summary judgment to dismiss the vast majority of the institutional investor funds’ remaining claims and a motion to stay the action pending the resolution of this motion. AIG appealed a March 9, 2017 decision by the magistrate judge, denying AIG’s motion to stay. The appeal was denied on May 24, 2017.

AIG | Second Quarter 2017 Form 10-Q                52

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  11. Contingencies, Commitments and Guarantees

On March 27, 2015, an additional securities action was filed in state court in Orange County, California asserting a claim against AIG pursuant to Section 11 of the Securities Act (the California Action) that is substantially similar to those in the Consolidated 2008 Securities Litigation and the Individual Securities Litigations. After denying AIG’s motion to remove the California Action to federal court and stay the action, the trial court overruled AIG’s demurrer to dismiss all of the claims asserted in the California Action, which AIG appealed to the California Court of Appeals for the Fourth Appellate District. In light of a recent Supreme Court decision addressing the timeliness of claims like those asserted in the California Action, plaintiffs filed a voluntary request for dismissal on June 30, 2017, which has the same effect as a judgment of dismissal. On July 18, 2017, the California Court of Appeals for the Fourth Appellate District dismissed AIG’s appeal as moot.

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

On June 17, 2015, the Court of Federal Claims entered judgment stating that “the Credit Agreement Shareholder Class shall prevail on liability due to the Government's illegal exaction, but shall recover zero damages, and that the Reverse Stock Split Shareholder Class shall not prevail on liability or damages.”  SICO filed a notice of appeal of the July 2, 2012 dismissal of SICO’s unconstitutional conditions claim, the June 26, 2013 dismissal of SICO’s derivative claims, the Court’s June 15, 2015 opinion and order, and the Court’s June 17, 2015 judgment to the United States Court of Appeals for the Federal Circuit. The United States filed a notice of cross appeal of the Court’s July 2, 2012 opinion and order denying in part its motion to dismiss, the Court’s June 26, 2013 opinion and order denying its motion to dismiss SICO’s direct claims, the Court’s June 15, 2015 opinion and order, and the Court’s June 17, 2015 judgment to the United States Court of Appeals for the Federal Circuit. On May 9, 2017, the Court of Appeals for the Federal Circuit: (i) vacated the Court of Federal Claims judgment on the Credit Agreement Shareholder Class and remanded with instructions for dismissal of that class, and (ii) affirmed the finding of no liability with respect to the Reverse Stock Split Class.

AIG | Second Quarter 2017 Form 10-Q                53

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  11. Contingencies, Commitments and Guarantees

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

Regulatory and Related Matters

In connection with a multi‑state examination of certain accident and health products, including travel products, issued by National Union Fire Insurance Company of Pittsburgh, Pa. (National Union), AIG Property Casualty Inc. (formerly Chartis Inc.), on behalf of itself, National Union, and certain of AIG Property Casualty Inc.’s insurance and non‑insurance companies (collectively, the AIG PC parties) entered into a Regulatory Settlement Agreement with regulators from 50 U.S. jurisdictions effective November 29, 2012. Under the agreement, and without admitting any liability for the issues raised in the examination, the AIG PC parties (i) paid a civil penalty of $50 million, (ii) entered into a corrective action plan describing agreed‑upon specific steps and standards for evaluating the AIG PC parties’ ongoing compliance with laws and regulations governing the issues identified in the examination, and (iii) agreed to pay a contingent fine in the event that the AIG PC parties fail to satisfy certain terms of the corrective action plan. On May 23, 2016, the managing lead state in the multi-state examination ordered that the companies subject to the Regulatory Settlement Agreement have “complied with the terms” of the Regulatory Settlement Agreement and that no contingent fine or civil penalty would be due.  On April 27, 2017, a court granted final approval of the settlement of civil litigation relating to the conduct of National Union’s and other AIG companies’ accident and health business.  The deadline to appeal the grant of final approval has now expired, and the settlement funds, previously placed into escrow, will now be disbursed.  We had previously accrued our estimate of loss with respect to this settlement.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $3.0 billion at June 30, 2017.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at June 30, 2017 was $139 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

AIG Parent files a consolidated federal income tax return with certain subsidiaries and acts as an agent for the consolidated tax group when making payments to the Internal Revenue Service (IRS). AIG Parent and its subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated federal income taxes. Under an Amended and Restated Tax Payment Allocation Agreement dated June 6, 2011 between AIG Parent and one of its Bermuda-domiciled insurance subsidiaries, AIG Life of Bermuda, Ltd. (AIGB), AIG Parent has agreed to indemnify AIGB for any tax liability (including interest and penalties) resulting from adjustments made by the IRS or other appropriate authorities to taxable income, special deductions or credits in connection with investments made by AIGB in certain affiliated entities.

AIG | Second Quarter 2017 Form 10-Q                54

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  11. Contingencies, Commitments and Guarantees

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

Other

•     For additional discussion on commitments and guarantees associated with VIEs see Note 8 to the Condensed Consolidated Financial Statements.

•     For additional disclosures about derivatives see Note 9 to the Condensed Consolidated Financial Statements.

•     For additional disclosures about guarantees of outstanding debt see Note 16 to the Condensed Consolidated Financial Statements.

12. Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares:

Six Months Ended June 30, 2017	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Shares, beginning of year	1,906,671,492	(911,335,651)	995,335,841
Shares issued	-	3,189,425	3,189,425
Shares repurchased	-	(95,132,646)	(95,132,646)
Shares, end of period	1,906,671,492	(1,003,278,872)	903,392,620

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

AIG | Second Quarter 2017 Form 10-Q                55

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  12. Equity

The following table presents record date, payment date and dividends paid per share on AIG Common Stock:

		Dividends Paid
Record Date	Payment Date	Per Share
June 14, 2017	June 28, 2017	0.32
March 15, 2017	March 29, 2017	0.32

June 13, 2016	June 27, 2016	0.32
March 14, 2016	March 28, 2016	0.32

For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries see Note 19 to the Consolidated Financial Statements in the 2016 Annual Report.

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock and warrants to purchase shares of AIG Common Stock:

Six Months Ended June 30,
(in millions)	2017	2016
Aggregate repurchases of common stock	$6,000	$6,248
Total number of common shares repurchased	95	113
Aggregate repurchases of warrants	$-	$263
Total number of warrants repurchased	-	15

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors authorized an additional increase of $2.5 billion to its previous share repurchase authorization. As of June 30, 2017, approximately $2.5 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

The timing of any future repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Other-Than- Temporary Credit Impairments Were Taken
		Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment

(in millions)					Total
Balance, December 31, 2016, net of tax	$426	$6,405	$(2,629)	$(972)	$3,230
Change in unrealized appreciation of investments	341	2,838	-	-	3,179
Change in deferred policy acquisition costs adjustment and other*	17	(998)	-	-	(981)
Change in future policy benefits	-	(539)	-	-	(539)
Change in foreign currency translation adjustments	-	-	146	-	146
Change in net actuarial loss	-	-	-	38	38
Change in prior service cost	-	-	-	6	6
Change in deferred tax asset (liability)	(125)	47	(24)	(15)	(117)
Total other comprehensive income	233	1,348	122	29	1,732
Noncontrolling interests	-	-	-	-	-
Balance, June 30, 2017, net of tax	$659	$7,753	$(2,507)	$(943)	$4,962

AIG | Second Quarter 2017 Form 10-Q                56

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  12. Equity

Balance, December 31, 2015, net of tax	$696	$5,566	$(2,879)	$(846)	$2,537
Change in unrealized appreciation (depreciation) of investments	(491)	9,499	-	-	9,008
Change in deferred policy acquisition costs adjustment and other	(8)	(682)	-	-	(690)
Change in future policy benefits	-	(1,583)	-	-	(1,583)
Change in foreign currency translation adjustments	-	-	158	-	158
Change in net actuarial loss	-	-	-	11	11
Change in prior service credit	-	-	-	(13)	(13)
Change in deferred tax asset (liability)	172	(1,398)	63	(6)	(1,169)
Total other comprehensive income (loss)	(327)	5,836	221	(8)	5,722
Noncontrolling interests	-	-	-	-	-
Balance, June 30, 2016, net of tax	$369	$11,402	$(2,658)	$(854)	$8,259

*    Includes net unrealized gains attributable to businesses held for sale.

The following table presents the other comprehensive income reclassification adjustments for the three- and six-month periods ended June 30, 2017 and 2016, respectively:

	Unrealized Appreciation (Depreciation) of Fixed Maturity Securities on Which Other-Than- Temporary Credit Impairments Were Taken
		Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Retirement Plan Liabilities Adjustment

(in millions)					Total
Three Months Ended June 30, 2017
Unrealized change arising during period	$203	$944	$450	$6	$1,603
Less: Reclassification adjustments
included in net income	20	285	-	(10)	295
Total other comprehensive income,
before income tax expense	183	659	450	16	1,308
Less: Income tax expense	64	6	52	5	127
Total other comprehensive income,
net of income tax expense	$119	$653	$398	$11	$1,181
Three Months Ended June 30, 2016
Unrealized change arising during period	$59	$4,277	$290	$(11)	$4,615
Less: Reclassification adjustments
included in net income	25	1,038	-	(4)	1,059
Total other comprehensive income (loss),
before income tax expense (benefit)	34	3,239	290	(7)	3,556
Less: Income tax expense (benefit)	12	830	(23)	3	822
Total other comprehensive income (loss),
net of income tax expense (benefit)	$22	$2,409	$313	$(10)	$2,734
Six Months Ended June 30, 2017
Unrealized change arising during period	$393	$1,779	$146	$24	$2,342
Less: Reclassification adjustments
included in net income	35	478	-	(20)	493
Total other comprehensive income,
before income tax expense (benefit)	358	1,301	146	44	1,849
Less: Income tax expense (benefit)	125	(47)	24	15	117
Total other comprehensive income,
net of income tax expense (benefit)	$233	$1,348	$122	$29	$1,732
Six Months Ended June 30, 2016
Unrealized change arising during period	$(399)	$7,917	$158	$(10)	$7,666
Less: Reclassification adjustments
included in net income	100	683	-	(8)	775
Total other comprehensive income (loss),
before income tax expense (benefit)	(499)	7,234	158	(2)	6,891
Less: Income tax expense (benefit)	(172)	1,398	(63)	6	1,169
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(327)	$5,836	$221	$(8)	$5,722

AIG | Second Quarter 2017 Form 10-Q                57

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  12. Equity

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Three Months Ended June 30,
(in millions)	2017	2016
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$20	$25	Other realized capital gains
Total	20	25
Unrealized appreciation (depreciation) of all other investments
Investments	227	1,074	Other realized capital gains
Deferred acquisition costs adjustment	58	(36)	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	285	1,038
Change in retirement plan liabilities adjustment
Prior - service credit	1	5	*
Actuarial losses	(11)	(9)	*
Total	(10)	(4)
Total reclassifications for the period	$295	$1,059
	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Six Months Ended June 30,
(in millions)	2017	2016
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$35	$100	Other realized capital gains
Total	35	100
Unrealized appreciation (depreciation) of all other investments
Investments	367	661	Other realized capital gains
Deferred acquisition costs adjustment	111	22	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	478	683
Change in retirement plan liabilities adjustment
Prior - service credit	1	9	*
Actuarial losses	(21)	(17)	*
Total	(20)	(8)	-
Total reclassifications for the period	$493	$775	-

*    These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2017 Form 10-Q                58

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Earnings Per Share (EPS)

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share data)	2017	2016	2017	2016
Numerator for EPS:
Income from continuing operations	$1,110	$1,934	$2,321	$1,778
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	(12)	11	14	(9)
Income attributable to AIG common shareholders from continuing operations	1,122	1,923	2,307	1,787
Income (loss) from discontinued operations, net of income tax expense	8	(10)	8	(57)
Net income attributable to AIG common shareholders	1,130	1,913	2,315	1,730
Denominator for EPS:
Weighted average shares outstanding - basic	925,751,084	1,113,587,927	953,109,915	1,135,068,193
Dilutive shares	22,497,687	26,458,046	23,517,737	28,021,555
Weighted average shares outstanding - diluted*	948,248,771	1,140,045,973	976,627,652	1,163,089,748
Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.21	$1.73	$2.42	$1.57
Income (loss) from discontinued operations	$0.01	$(0.01)	$0.01	$(0.05)
Net income attributable to AIG	$1.22	$1.72	$2.43	$1.52
Diluted:
Income from continuing operations	$1.18	$1.69	$2.36	$1.54
Income (loss) from discontinued operations	$0.01	$(0.01)	$0.01	$(0.05)
Net income attributable to AIG	$1.19	$1.68	$2.37	$1.49

*    Dilutive shares include our share‑based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011. The number of shares excluded from diluted shares outstanding was 1.9 million and 1.8 million for the three- and six-month periods ended June 30, 2017, respectively, and 0.1 million and 0.3 million for the three- and six-month periods ended June 30, 2016, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

AIG | Second Quarter 2017 Form 10-Q                59

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  14. Employee Benefits

14. Employee Benefits

We sponsor various defined benefit pension plans, post-retirement medical and life insurance plans for eligible employees and retirees in the U.S. and certain non-U.S. countries.

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended June 30, 2017
Components of net periodic benefit cost:
Service cost	$7	$8	$15	$1	$-	$1
Interest cost	42	4	46	1	1	2
Expected return on assets	(64)	(6)	(70)	-	-	-
Amortization of prior service credit	-	-	-	(1)	-	(1)
Amortization of net (gain) loss	7	3	10	-	-	-
Curtailment loss	-	-	-	-	-	-
Net periodic benefit cost (credit)	$(8)	$9	$1	$1	$1	$2
Three Months Ended June 30, 2016
Components of net periodic benefit cost:
Service cost	$5	$7	$12	$-	$1	$1
Interest cost	45	5	50	2	1	3
Expected return on assets	(74)	(6)	(80)	-	-	-
Amortization of prior service credit	-	-	-	(3)	-	(3)
Amortization of net loss	6	2	8	-	-	-
Curtailment gain	-	(1)	(1)	-	-	-
Net periodic benefit cost (credit)	$(18)	$7	$(11)	$(1)	$2	$1
Six Months Ended June 30, 2017
Components of net periodic benefit cost:
Service cost	$13	$16	$29	$1	$1	$2
Interest cost	85	8	93	3	2	5
Expected return on assets	(128)	(12)	(140)	-	-	-
Amortization of prior service credit	-	-	-	(1)	-	(1)
Amortization of net (gain) loss	14	6	20	-	-	-
Curtailment loss	-	-	-	-	-	-
Net periodic benefit cost (credit)	$(16)	$18	$2	$3	$3	$6
Six Months Ended June 30, 2016
Components of net periodic benefit cost:
Service cost	$9	$15	$24	$1	$2	$3
Interest cost	91	10	101	3	2	5
Expected return on assets	(147)	(13)	(160)	-	-	-
Amortization of prior service credit	-	-	-	(5)	-	(5)
Amortization of net loss	12	4	16	-	-	-
Curtailment gain	-	(3)	(3)	-	-	-
Net periodic benefit cost (credit)	$(35)	$13	$(22)	$(1)	$4	$3

AIG | Second Quarter 2017 Form 10-Q                60

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  15. Income Taxes

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

Interim Tax Expense (Benefit)

For the three-month period ended June 30, 2017, the effective tax rate on income from continuing operations was 33.4 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt income and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, partially offset by tax charges related to increases in uncertain tax positions associated with the impact of settlement discussions with the IRS related to certain open tax issues.

For the six-month period ended June 30, 2017, the effective tax rate on income from continuing operations was 31.6 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and excess tax deductions related to share based compensation payments recorded through the income statement in accordance with ASU 2016-09, partially offset by tax charges related to increases in uncertain tax positions associated with the impact of settlement discussions with the IRS related to certain open tax issues.

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

AIG | Second Quarter 2017 Form 10-Q                61

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  15. Income Taxes

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction.  Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss.  Our U.S. federal consolidated income tax group includes both life companies and non-life companies.  While the U.S. taxable income of our non-life companies can be offset by the net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of June 30, 2017, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

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

For the three- and six-month periods ended June 30, 2017, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a decrease to the net deferred tax asset related to net unrealized tax capital losses. Accordingly, as of June 30, 2017, based on all available evidence, we concluded that the valuation allowance should be released. As a result, for the three- and six-month periods ended June 30, 2017, we released $214 million and $468 million, respectively, of valuation allowance associated with the unrealized tax losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, all of which was allocated to other comprehensive income.

For the three- and six-month periods ended June 30, 2017, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the non-life companies’ available for sale securities portfolio, resulting in a decrease to the net deferred tax asset related to net unrealized tax capital losses. Accordingly, as of June 30, 2017, based on all available evidence, we concluded that the valuation allowance should be released. As a result, for the three- and six-month periods ended June 30, 2017, we released $140 million and $260 million, respectively, of valuation allowance associated with the unrealized tax losses in the non-life companies’ available for sale securities portfolio, all of which was recognized in other comprehensive income.

As of June 30, 2017, based on all available evidence, we concluded that the deferred tax asset related to unrealized losses is more likely than not to be realized and a valuation allowance is no longer needed.

For the three- and six-month periods ended June 30, 2017, we recognized net decreases of $8 million and $23 million, respectively, in our deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to current year activity.

For the three- and six-month periods ended June 30, 2017, our deferred tax asset valuation allowance associated with certain state jurisdictions remained unchanged.

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

AIG | Second Quarter 2017 Form 10-Q                62

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  15. Income Taxes

Accounting for Uncertainty in Income Taxes

At June 30, 2017 and December 31, 2016, our unrecognized tax benefits, excluding interest and penalties were $4.6 billion and $4.5 billion, respectively. The six-month period ended June 30, 2017 reflects increases in unrecognized tax benefits associated with the impact of settlement discussions  with the IRS related to certain open tax issues. At both June 30, 2017 and December 31, 2016, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $0.1 billion.  Accordingly, at June 30, 2017 and December 31, 2016, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.5 billion and $4.4 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.  At June 30, 2017 and December 31, 2016, we had accrued liabilities of $1.3 billion and $1.2 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the six-month periods ended June 30, 2017 and 2016, we accrued expense (benefit) of $75 million and $(48) million, respectively, for the payment of interest and penalties.

We regularly evaluate adjustments proposed by taxing authorities. At June 30, 2017, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

AIG | Second Quarter 2017 Form 10-Q                63

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt

16. Information Provided in Connection with Outstanding Debt

The following Condensed Consolidating Financial Statements reflect the results of AIG Life Holdings, Inc. (AIGLH), a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
June 30, 2017
Assets:
Short-term investments	$4,478	$-	$11,024	$(3,408)	$12,094
Other investments(a)	5,563	-	303,089	-	308,652
Total investments	10,041	-	314,113	(3,408)	320,746
Cash	5	11	2,501	-	2,517
Loans to subsidiaries(b)	34,565	-	505	(35,070)	-
Investment in consolidated subsidiaries(b)	44,763	29,407	-	(74,170)	-
Other assets, including deferred income taxes	20,277	247	157,434	(2,014)	175,944
Assets held for sale	-	-	555	-	555
Total assets	$109,651	$29,665	$475,108	$(114,662)	$499,762
Liabilities:
Insurance liabilities	$-	$-	$277,574	$-	$277,574
Long-term debt	22,117	642	9,053	-	31,812
Other liabilities, including intercompany balances(a)	13,297	195	107,327	(5,594)	115,225
Loans from subsidiaries(b)	505	-	34,565	(35,070)	-
Liabilities held for sale	-	-	827	-	827
Total liabilities	35,919	837	429,346	(40,664)	425,438
Total AIG shareholders’ equity	73,732	28,828	45,170	(73,998)	73,732
Non-redeemable noncontrolling interests	-	-	592	-	592
Total equity	73,732	28,828	45,762	(73,998)	74,324
Total liabilities and equity	$109,651	$29,665	$475,108	$(114,662)	$499,762

December 31, 2016
Assets:
Short-term investments	$4,424	$-	$13,218	$(5,340)	$12,302
Other investments(a)	7,154	-	308,719	-	315,873
Total investments	11,578	-	321,937	(5,340)	328,175
Cash	2	34	1,832	-	1,868
Loans to subsidiaries(b)	34,692	-	576	(35,268)	-
Investment in consolidated subsidiaries(b)	42,582	27,309	-	(69,891)	-
Other assets, including deferred income taxes	24,099	239	140,743	(4,059)	161,022
Assets held for sale	-	-	7,199	-	7,199
Total assets	$112,953	$27,582	$472,287	$(114,558)	$498,264
Liabilities:
Insurance liabilities	$-	$-	$275,120	$-	$275,120
Long-term debt	21,405	642	8,865	-	30,912
Other liabilities, including intercompany balances(a)	14,671	194	103,975	(9,572)	109,268
Loans from subsidiaries(b)	577	-	34,691	(35,268)	-
Liabilities held for sale	-	-	6,106	-	6,106
Total liabilities	36,653	836	428,757	(44,840)	421,406
Total AIG shareholders’ equity	76,300	26,746	42,972	(69,718)	76,300
Non-redeemable noncontrolling interests	-	-	558	-	558
Total equity	76,300	26,746	43,530	(69,718)	76,858
Total liabilities and equity	$112,953	$27,582	$472,287	$(114,558)	$498,264

(a)  Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b)  Eliminated in consolidation.

AIG | Second Quarter 2017 Form 10-Q                64

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended June 30, 2017
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,430	$815	$-	$(2,245)	$-
Other income	232	-	12,248	22	12,502
Total revenues	1,662	815	12,248	(2,223)	12,502
Expenses:
Interest expense	241	13	39	(1)	292
Gain on extinguishment of debt	-	-	(4)	-	(4)
Other expenses	181	-	10,386	(20)	10,547
Total expenses	422	13	10,421	(21)	10,835
Income (loss) from continuing operations before income tax
expense (benefit)	1,240	802	1,827	(2,202)	1,667
Income tax expense (benefit)	109	(4)	452	-	557
Income (loss) from continuing operations	1,131	806	1,375	(2,202)	1,110
Income (loss) from discontinued operations, net of income taxes	(1)	-	9	-	8
Net income (loss)	1,130	806	1,384	(2,202)	1,118
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(12)	-	(12)
Net income (loss) attributable to AIG	$1,130	$806	$1,396	$(2,202)	$1,130
Three Months Ended June 30, 2016
Revenues:
Equity in earnings of consolidated subsidiaries*	$2,168	$888	$-	$(3,056)	$-
Other income	127	-	14,843	(246)	14,724
Total revenues	2,295	888	14,843	(3,302)	14,724
Expenses:
Interest expense	250	13	59	(2)	320
Loss on extinguishment of debt	-	-	7	-	7
Other expenses	257	7	11,520	(245)	11,539
Total expenses	507	20	11,586	(247)	11,866
Income (loss) from continuing operations before income tax
expense (benefit)	1,788	868	3,257	(3,055)	2,858
Income tax expense (benefit)	(125)	(7)	1,056	-	924
Income (loss) from continuing operations	1,913	875	2,201	(3,055)	1,934
Loss from discontinued operations, net of income taxes	-	-	(10)	-	(10)
Net income (loss)	1,913	875	2,191	(3,055)	1,924
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	11	-	11
Net income (loss) attributable to AIG	$1,913	$875	$2,180	$(3,055)	$1,913

AIG | Second Quarter 2017 Form 10-Q                65

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Six Months Ended June 30, 2017
Revenues:
Equity in earnings of consolidated subsidiaries*	$2,892	$1,415	$-	$(4,307)	$-
Other income	428	-	24,630	76	25,134
Total revenues	3,320	1,415	24,630	(4,231)	25,134
Expenses:
Interest expense	483	25	85	(3)	590
Gain on extinguishment of debt	-	-	(5)	-	(5)
Other expenses	516	1	20,711	(73)	21,155
Total expenses	999	26	20,791	(76)	21,740
Income (loss) from continuing operations before income tax
expense (benefit)	2,321	1,389	3,839	(4,155)	3,394
Income tax expense (benefit)	5	(8)	1,076	-	1,073
Income (loss) from continuing operations	2,316	1,397	2,763	(4,155)	2,321
Income (loss) from discontinued operations, net of income taxes	(1)	-	9	-	8
Net income (loss)	2,315	1,397	2,772	(4,155)	2,329
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	14	-	14
Net income (loss) attributable to AIG	$2,315	$1,397	$2,758	$(4,155)	$2,315
Six Months Ended June 30, 2016
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,224	$(795)	$-	$(429)	$-
Other income	64	5	26,881	(447)	26,503
Total revenues	1,288	(790)	26,881	(876)	26,503
Expenses:
Interest expense	494	27	108	(3)	626
Loss on extinguishment of debt	77	-	13	-	90
Other expenses	448	14	23,125	(444)	23,143
Total expenses	1,019	41	23,246	(447)	23,859
Income (loss) from continuing operations before income tax
expense (benefit)	269	(831)	3,635	(429)	2,644
Income tax expense (benefit)	(1,462)	(13)	2,341	-	866
Income (loss) from continuing operations	1,731	(818)	1,294	(429)	1,778
Loss from discontinued operations, net of income taxes	(1)	-	(56)	-	(57)
Net income (loss)	1,730	(818)	1,238	(429)	1,721
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(9)	-	(9)
Net income (loss) attributable to AIG	$1,730	$(818)	$1,247	$(429)	$1,730

*    Eliminated in consolidation.

AIG | Second Quarter 2017 Form 10-Q                66

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Comprehensive Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended June 30, 2017
Net income (loss)	$1,130	$806	$1,384	$(2,202)	$1,118
Other comprehensive income (loss)	1,181	1,122	(1,541)	419	1,181
Comprehensive income (loss)	2,311	1,928	(157)	(1,783)	2,299
Total comprehensive loss attributable to noncontrolling interests	-	-	(12)	-	(12)
Comprehensive income (loss) attributable to AIG	$2,311	$1,928	$(145)	$(1,783)	$2,311
Three Months Ended June 30, 2016
Net income (loss)	$1,913	$875	$2,191	$(3,055)	$1,924
Other comprehensive income (loss)	2,734	7,734	(7,006)	(728)	2,734
Comprehensive income (loss)	4,647	8,609	(4,815)	(3,783)	4,658
Total comprehensive income attributable to noncontrolling interests	-	-	11	-	11
Comprehensive income (loss) attributable to AIG	$4,647	$8,609	$(4,826)	$(3,783)	$4,647
Six Months Ended June 30, 2017
Net income (loss)	$2,315	$1,397	$2,772	$(4,155)	$2,329
Other comprehensive income (loss)	1,732	5,782	49,489	(55,271)	1,732
Comprehensive income (loss)	4,047	7,179	52,261	(59,426)	4,061
Total comprehensive income attributable to noncontrolling interests	-	-	14	-	14
Comprehensive income (loss) attributable to AIG	$4,047	$7,179	$52,247	$(59,426)	$4,047
Six Months Ended June 30, 2016
Net income (loss)	$1,730	$(818)	$1,238	$(429)	$1,721
Other comprehensive income (loss)	5,722	7,260	48,548	(55,808)	5,722
Comprehensive income (loss)	7,452	6,442	49,786	(56,237)	7,443
Total comprehensive loss attributable to noncontrolling interests	-	-	(9)	-	(9)
Comprehensive income (loss) attributable to AIG	$7,452	$6,442	$49,795	$(56,237)	$7,452

AIG | Second Quarter 2017 Form 10-Q                67

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Cash Flows

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Six Months Ended June 30, 2017
Net cash (used in) provided by operating activities	$665	$629	$(9,222)	$(1,357)	$(9,285)
Cash flows from investing activities:
Sales of investments	5,030	-	45,014	(3,398)	46,646
Sales of divested businesses, net	-	-	538	-	538
Purchase of investments	(1,158)	-	(34,591)	3,398	(32,351)
Loans to subsidiaries - net	350	-	73	(423)	-
Contributions from (to) subsidiaries - net	931	-	-	(931)	-
Net change in restricted cash	-	-	(44)	-	(44)
Net change in short-term investments	402	-	645	-	1,047
Other, net	(46)	-	(871)	-	(917)
Net cash (used in) provided by investing activities	5,509	-	10,764	(1,354)	14,919
Cash flows from financing activities:
Issuance of long-term debt	1,108	-	1,113	-	2,221
Repayments of long-term debt	(606)	-	(1,000)	-	(1,606)
Purchase of common stock	(6,000)	-	-	-	(6,000)
Intercompany loans - net	(73)	-	(350)	423	-
Cash dividends paid	(597)	(652)	(705)	1,357	(597)
Other, net	(3)	-	27	931	955
Net cash (used in) provided by financing activities	(6,171)	(652)	(915)	2,711	(5,027)
Effect of exchange rate changes on cash	-	-	(24)	-	(24)
Change in cash	3	(23)	603	-	583
Cash at beginning of year	2	34	1,832	-	1,868
Change in cash of businesses held for sale	-	-	66	-	66
Cash at end of period	$5	$11	$2,501	$-	$2,517

Six Months Ended June 30, 2016
Net cash (used in) provided by operating activities	$2,734	$680	$(1,022)	$(1,821)	$571
Cash flows from investing activities:
Sales of investments	1,944	-	39,689	(6,846)	34,787
Purchase of investments	(606)	-	(40,877)	6,846	(34,637)
Loans to subsidiaries - net	1,050	-	180	(1,230)	-
Contributions from (to) subsidiaries - net	880	-	-	(880)	-
Net change in restricted cash	-	-	(78)	-	(78)
Net change in short-term investments	(733)	-	(1,022)	-	(1,755)
Other, net	(298)	-	1,717	-	1,419
Net cash (used in) provided by investing activities	2,237	-	(391)	(2,110)	(264)
Cash flows from financing activities:
Issuance of long-term debt	3,832	-	2,856	-	6,688
Repayments of long-term debt	(1,421)	(63)	(1,435)	-	(2,919)
Purchase of common stock	(6,248)	-	-	-	(6,248)
Intercompany loans - net	(180)	(3)	(1,047)	1,230	-
Cash dividends paid	(713)	(724)	(1,097)	1,821	(713)
Other, net	(263)	-	2,385	880	3,002
Net cash (used in) provided by financing activities	(4,993)	(790)	1,662	3,931	(190)
Effect of exchange rate changes on cash	-	-	38	-	38
Change in cash	(22)	(110)	287	-	155
Cash at beginning of year	34	116	1,479	-	1,629
Cash at end of period	$12	$6	$1,766	$-	$1,784

AIG | Second Quarter 2017 Form 10-Q                68

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Cash (paid) received during the 2017 period for:
Interest:
Third party	$(513)	$-	$(169)	$-	$(682)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(280)	$-	$(122)	$-	$(402)
Intercompany	1,495	-	(1,495)	-	-
Cash (paid) received during the 2016 period for:
Interest:
Third party	$(515)	$(27)	$(108)	$-	$(650)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(7)	$-	$(110)	$-	$(117)
Intercompany	629	-	(629)	-	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Six Months Ended June 30,
(in millions)	2017	2016
Intercompany non-cash financing and investing activities:
Capital contributions	$198	$2,915
Dividends received in the form of securities	735	1,790
Return of capital	26	1
Fixed maturity securities received in exchange for equity securities	-	440

17. Subsequent Events

Dividends Declared and Increase in Share Repurchase Authorization

On August 2, 2017, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 29, 2017 to shareholders of record on September 15, 2017.

sales of businesses

For details of recent transactions that have closed since June 30, 2017 see Note 4 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2017 Form 10-Q                69

ITEM 2 | Management’s  Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and in our Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Annual Report) to assist readers seeking additional information related to a particular subject.

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

•     management of the impact that innovation and technology changes may have on customer preferences, the frequency or severity of losses and/or the way we distribute and underwrite our products;

•     segments’ revenues and combined ratios; and

•     management retention plans.

AIG | Second Quarter 2017 Form 10-Q                70

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

•     judgments concerning estimated restructuring charges and estimated cost savings; and

•     such other factors discussed in:

–   Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q;

–   Part I, Item 2. MD&A of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017; and

–   Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2016 Annual Report.

We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

AIG | Second Quarter 2017 Form 10-Q                71

AIG | Second Quarter 2017 Form 10-Q                72

ITEM 2 | Use of Non-GAAP Measures

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

Book value per common share, excluding accumulated other comprehensive income (AOCI) and Book value per common share, excluding AOCI and deferred tax assets (DTA) (Adjusted book value per common share) are used to show the amount of our net worth on a per-share basis. We believe these measures are useful to investors because they eliminate items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. These measures also eliminate the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in these book value per common share metrics. Book value per common share excluding AOCI, is derived by dividing total AIG shareholders’ equity, excluding AOCI, by total common shares outstanding. Adjusted book value per common share is derived by dividing total AIG shareholders’ equity, excluding AOCI and DTA (Adjusted Shareholders’ Equity), by total common shares outstanding. The reconciliation to book value per common share, the most comparable GAAP measure, is presented in the Executive Summary section of this MD&A.

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

AIG | Second Quarter 2017 Form 10-Q                73

ITEM 2 | Use of Non-GAAP Measures

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

Results from discontinued operations are excluded from all of these measures.

AIG | Second Quarter 2017 Form 10-Q                74

ITEM 2 |  Critical Accounting Estimates

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

AIG | Second Quarter 2017 Form 10-Q                75

ITEM 2 |  Executive Summary

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

AIG | Second Quarter 2017 Form 10-Q                76

ITEM 2 |  Executive Summary

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

AIG | Second Quarter 2017 Form 10-Q                77

ITEM 2 |  Executive Summary

Financial Performance Summary

Net Income Attributable To AIG Three Months Ended June 30, ($ in millions)

2017 and 2016 Quarterly Comparison

Decreased due to net realized capital losses in 2017 compared to net realized capital gains in the same period in the prior year, a loss on sale of divested businesses due to the sale of Fuji Life in 2017 compared to a gain on sale of divested businesses due to the sale of AIG Advisor Group, Inc. (AIG Advisor Group) in 2016 and lower net investment income. These decreases were partially offset by lower general operating and other expenses and higher fair value gains on derivative positions in the Legacy Portfolio.

Net Income Attributable To AIG Six Months Ended June 30, ($ in millions)

2017 and 2016 Year-to-Date Comparison

Increased due to improved income from insurance operations, reflecting lower general operating and other expenses, higher net investment income due to increased income from alternative investments, and higher appreciation on assets for which the fair value option was elected as well as fair value gains on derivative positions in the Legacy Portfolio. These increases were partially offset by a loss on sale of divested businesses due to the sale of Fuji Life in 2017 compared to a gain on sale of divested businesses due to the sale of AIG Advisor Group in 2016 and higher net realized capital losses.

For further discussion see MD&A – Consolidated Results of Operations.

AIG | Second Quarter 2017 Form 10-Q                78

ITEM 2 |  Executive Summary

Pre-Tax Operating Income* Three Months Ended June 30, ($ in millions)

2017 and 2016 Quarterly Comparison

Increased due to lower general operating and other expenses. Consumer Insurance pre-tax operating income increased due to lower accident year losses and catastrophe losses in Personal Insurance, as well as higher policy fees in Individual Retirement and Life Insurance. In addition, the Legacy Portfolio’s pre-tax operating income increased due to higher fair value gains on certain investments. These increases were partially offset by lower net investment income and a decrease in Commercial Insurance pre-tax operating income reflecting higher Property losses and the impact of the second half 2016 increase in loss estimates.

Pre-Tax Operating Income* Six Months Ended June 30, ($ in millions)

2017 and 2016 Year-to-Date Comparison

Increased due to improved income from insurance operations, reflecting lower general operating and other expenses, higher net investment income from alternative investments and higher appreciation on assets for which the fair value option was elected as well as fair value gains on derivative positions in the Legacy Portfolio. Consumer Insurance pre-tax operating income also increased due to lower accident year losses and catastrophe losses in Personal Insurance, as well as higher policy fees in Individual Retirement and Life Insurance. Partially offsetting these increases was a decrease in Commercial Insurance pre-tax operating income reflecting higher Property losses and the impact of the second half 2016 increase in loss estimates.

For further discussion see MD&A – Business Segment Operations.

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG | Second Quarter 2017 Form 10-Q                79

ITEM 2 |  Executive Summary

Three Months Ended June 30, ($ in millions) General Operating and Other Expenses

2017 and 2016 Quarterly Comparison

Declined due to lower employee-related expenses, rationalized employee benefits, professional fee reductions related to our ongoing efficiency program, divestitures of businesses, including United Guaranty and AIG Advisor Group, and a favorable foreign exchange impact of $12 million.

In keeping with our broad and ongoing efforts to transform for long-term competitiveness, general operating and other expenses for the second quarters of 2017 and 2016 included approximately $47 million and $90 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges.

General Operating Expenses, Operating Basis*

Six Months Ended June 30, ($ in millions) General Operating and Other Expenses

2017 and 2016 Year-to-Date Comparison

Declined due to lower employee-related expenses, rationalized employee benefits and professional fee reductions related to our ongoing efficiency program and divestitures of businesses, including United Guaranty and AIG Advisor Group.

General operating and other expenses for the six-month periods ended June 30, 2017 and 2016 included approximately $228 million and $278 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges.

We continue to execute initiatives focused on organizational simplification, operational efficiency, and business rationalization, which are expected to result in aggregate pre-tax restructuring and other costs of approximately $1.5 billion (of which approximately $1.4 billion has been recognized since the third quarter of 2015) as well as generate pre-tax annualized savings of approximately $1.4 billion to $1.5 billion when fully implemented by 2018.

General Operating Expenses, Operating Basis*

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG | Second Quarter 2017 Form 10-Q                80

ITEM 2 |  Executive Summary

Capital Returned to Shareholders Six Months Ended June 30, ($ in millions)
We have returned $19.7 billion in capital to our shareholders through dividends and share and warrant repurchases from January 1, 2016 to June 30, 2017.

Return on Equity Three Months Ended June 30,

Adjusted Return on Equity* Three Months Ended June 30,

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG | Second Quarter 2017 Form 10-Q                81

ITEM 2 |  Executive Summary

Book Value Per Common Share	Adjusted Book Value Per Common Share*

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in the first six months of 2017, characterized by factors such as historically low interest rates, the Department of Labor’s (the DOL) final fiduciary duty rule (the DOL Fiduciary Rule), volatile energy markets, slowing growth in China and Euro-Zone economies, and the formal commencement of the United Kingdom’s (the UK) withdrawal from its membership in the European Union (the EU) (commonly referred to as Brexit). Brexit has also affected the U.S. dollar/British pound exchange rate, increased the volatility of exchange rates among the euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

Impact of Changes in the Interest Rate Environment

Interest rates decreased marginally in the first six months of 2017 and have remained at historically low levels. Certain markets in which we operate have experienced negative interest rates. A sustained low interest rate environment negatively affects sales of interest rate sensitive products in our industry and may negatively impact the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios.  We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

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

AIG | Second Quarter 2017 Form 10-Q                82

ITEM 2 |  Executive Summary

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

The following table presents Fixed Annuities and Group Retirement base net investment spread:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Base net investment spread
Fixed Annuities	2.26%	2.13%	2.26%	2.17%
Group Retirement	1.65	1.90	1.76	1.95

Fixed Annuities base net investment spread increased in the three- and six-month periods ended June 30, 2017 compared to the same periods in the prior year, primarily as a result of lower interest crediting rates due to disciplined pricing and active crediting rate management.  Group Retirement’s base net investment spread decreased in the three- and six-month periods ended June 30, 2017 compared to the same periods in the prior year as a result of lower reinvestment yields in both the three- and six-month periods ended June 30, 2017 and lower prepayment income received on commercial mortgage loans in the six-month period ended June 30, 2017, which more than offset the decrease in crediting rates.

For additional information on our investment and asset-liability management strategies see Investments.

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

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 73 percent were crediting at the contractual minimum guaranteed interest rate at June 30, 2017. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 70 percent at both June 30, 2017 and December 31, 2016. These businesses continue to focus on pricing discipline and strategies to reduce the minimum guaranteed interest crediting rates offered on new sales. In the core universal life business in our Life Insurance business, 72 percent of the account values were crediting at the contractual minimum guaranteed interest rate at June 30, 2017.

AIG | Second Quarter 2017 Form 10-Q                83

ITEM 2 |  Executive Summary

The following table presents fixed annuity and universal life account values of our Core Individual Retirement, Group Retirement and Life Insurance businesses by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
June 30, 2017		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
1%	$5,350	$4,229	$12,516	$22,095
> 1% - 2%	7,227	175	1,720	9,122
> 2% - 3%	14,216	36	456	14,708
> 3% - 4%	10,462	44	7	10,513
> 4% - 5%	565	-	4	569
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$37,854	$4,484	$14,708	$57,046
Group Retirement*
1%	$1,321	$2,491	$2,504	$6,316
> 1% - 2%	6,309	680	135	7,124
> 2% - 3%	15,463	-	169	15,632
> 3% - 4%	912	-	-	912
> 4% - 5%	7,148	-	-	7,148
> 5% - 5.5%	162	-	-	162
Total Group Retirement	$31,315	$3,171	$2,808	$37,294
Universal life insurance
1%	$-	$-	$8	$8
> 1% - 2%	34	177	207	418
> 2% - 3%	564	529	939	2,032
> 3% - 4%	1,788	351	5	2,144
> 4% - 5%	3,401	212	-	3,613
> 5% - 5.5%	308	-	-	308
Total universal life insurance	$6,095	$1,269	$1,159	$8,523
Total	$75,264	$8,924	$18,675	$102,863
Percentage of total	73%	9%	18%	100%

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

Additionally, sustained low interest rates on discounting of projected benefit cash flows for our pension plans may result in higher pension expense.

AIG | Second Quarter 2017 Form 10-Q                84

ITEM 2 |  Executive Summary

Department of Labor Fiduciary Rule

Our Individual Retirement and Group Retirement operating segments provide products and services to certain employee benefit plans that are subject to restrictions imposed by the Employee Retirement Income Security Act of 1974, as amended (ERISA) and the Internal Revenue Code, including the requirements of the DOL Fiduciary Rule, related exemption amendments, and subsequent interpretative guidance.  Overall, the DOL Fiduciary Rule, as currently promulgated, would result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions.

On April 4, 2017, the DOL announced a 60-day extension of the applicability dates of the DOL Fiduciary Rule and related exemptions.  This announcement followed a February 3, 2017, presidential memorandum that directed the DOL to review the DOL Fiduciary Rule and determine whether the DOL Fiduciary Rule will adversely impact the ability of retirement savers to access retirement information and financial advice. Under the terms of the DOL’s extension, the new definition of fiduciary and the impartial conduct standards under the DOL Fiduciary Rule became applicable on June 9, 2017. The DOL also requested comments on the issues raised by the presidential memorandum, and noted its intent to complete its review and decide whether to make or propose further changes to the DOL Fiduciary Rule or associated exemptions in the interim. Continued uncertainties in the annuity market around the impact and  implementation of this rule, including potential delays and possible modifications, have continued to significantly affect distributors, negatively impacting industry sales of annuity products, including those offered by Individual Retirement. In the absence of further action by the DOL, full compliance with the DOL Fiduciary Rule will be required by January 1, 2018.  We believe, based on our understanding of the DOL Fiduciary Rule, that we implemented the adjustments necessary to achieve compliance with the applicable provisions of the rule, and we are closely following the DOL’s ongoing review and assessment of this rule.

Impact of Currency Volatility

Currency volatility remains acute. Such volatility affected line item components of income for those businesses with substantial international operations. In particular, growth trends in net premiums written reported in U.S. dollars can differ significantly from those measured in original currencies. The net effect on underwriting results, however, is significantly mitigated, as both revenues and expenses are similarly affected.

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

Liability and Financial Lines, Property and Special Risks, International Life Insurance and Personal Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
Rate for 1 USD	2017	2016	Change	2017	2016	Change
Currency:
JPY	111.86	110.47	1%	113.27	114.31	(1)%
EUR	0.92	0.89	3%	0.93	0.90	3%
GBP	0.79	0.70	13%	0.80	0.70	14%

Unless otherwise noted, references to the effects of foreign exchange in the Commercial Insurance and Consumer Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

AIG | Second Quarter 2017 Form 10-Q                85

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations on a reported basis for the three-and six-month periods ended June 30, 2017 and 2016. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see the Critical Accounting Estimates section of this MD&A and Part II, Item 7. MD&A — Critical Accounting Estimates in the 2016 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2017	2016	Change	2017	2016	Change
Revenues:
Premiums	$7,614	$8,751	(13)%	$15,396	$17,557	(12)%
Policy fees	725	696	4	1,449	1,383	5
Net investment income	3,613	3,683	(2)	7,299	6,696	9
Net realized capital gains (losses)	(69)	1,042	NM	(184)	(64)	(188)
Other income	619	552	12	1,174	931	26
Total revenues	12,502	14,724	(15)	25,134	26,503	(5)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,284	6,872	(9)	12,331	13,259	(7)
Interest credited to policyholder account balances	906	961	(6)	1,816	1,911	(5)
Amortization of deferred policy acquisition costs	1,115	1,345	(17)	2,223	2,607	(15)
General operating and other expenses	2,182	2,586	(16)	4,625	5,589	(17)
Interest expense	292	320	(9)	590	626	(6)
(Gain) loss on extinguishment of debt	(4)	7	NM	(5)	90	NM
Net (gain) loss on sale of divested businesses	60	(225)	NM	160	(223)	NM
Total benefits, losses and expenses	10,835	11,866	(9)	21,740	23,859	(9)
Income from continuing operations before
income tax expense	1,667	2,858	(42)	3,394	2,644	28
Income tax expense	557	924	(40)	1,073	866	24
Income from continuing operations	1,110	1,934	(43)	2,321	1,778	31
Income (loss) from discontinued operations,
net of income tax expense	8	(10)	NM	8	(57)	NM
Net income	1,118	1,924	(42)	2,329	1,721	35
Less: Net income (loss) attributable to noncontrolling
interests	(12)	11	NM	14	(9)	NM
Net income attributable to AIG	$1,130	$1,913	(41)%	$2,315	$1,730	34%

	June 30,	December 31,
(in millions, except per share data)	2017	2016
Balance sheet data:
Total assets	$499,762	$498,264
Long-term debt	31,812	30,912
Total AIG shareholders’ equity	73,732	76,300
Book value per common share	81.62	76.66
Book value per common share, excluding AOCI	76.12	73.41
Adjusted book value per common share	60.31	58.57

AIG | Second Quarter 2017 Form 10-Q                86

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI and Book value per common share, excluding AOCI and DTA (Adjusted book value per common share), which are non-GAAP measures. For additional information see Use of Non‑GAAP Measures.

	June 30,	December 31,
(in millions, except per share data)	2017	2016
Total AIG shareholders' equity	$73,732	$76,300
Accumulated other comprehensive income	4,962	3,230
Total AIG shareholders' equity, excluding AOCI	68,770	73,070

Deferred tax assets	14,287	14,770
Adjusted shareholders' equity	$54,483	$58,300

Total common shares outstanding	903,392,620	995,335,841
Book value per common share	$81.62	$76.66
Book value per common share, excluding AOCI	76.12	73.41
Adjusted book value per common share	60.31	58.57

The following table presents a reconciliation of Return on equity to Adjusted Return on equity, which is a non-GAAP measure. For additional information see Use of Non‑GAAP Measures.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(dollars in millions)	2017	2016	2017	2016	2016
Actual or annualized net income (loss) attributable to AIG	$4,520	$7,652	$4,630	$3,460	$(849)
Actual or annualized after-tax operating income attributable to AIG	5,796	5,252	5,632	4,156	406
Average AIG Shareholders' equity	73,901	89,232	74,700	89,374	86,617
Average AOCI	4,372	6,892	3,991	5,440	5,722
Average AIG Shareholders' equity, excluding average AOCI	69,529	82,340	70,709	83,934	80,895
Average DTA	14,436	16,220	14,547	16,397	15,905
Average adjusted AIG Shareholders' equity	$55,093	$66,120	$56,162	$67,537	$64,990
ROE	6.1%	8.6%	6.2%	3.9%	(1.0)%
Adjusted Return on Equity	10.5%	7.9%	10.0%	6.2%	0.6%

The following table presents a reconciliation of General operating and other expenses to General operating expense, operating basis, which is a Non-GAAP measure:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2017	2016	Change	2017	2016	Change
General operating and other expenses	$2,182	$2,586	(16)%	$4,625	$5,589	(17)%
Restructuring and other costs	(47)	(90)	48	(228)	(278)	18
Other (income) expense related to retroactive reinsurance
agreement	-	5	NM	-	12	NM
Pension expense related to a one-time lump sum payment
to former employees	(1)	-	NM	(1)	-	NM
Non-operating litigation reserves	74	-	NM	70	(3)	NM
Total general operating and other expenses included
in pre-tax operating income	2,208	2,501	(12)	4,466	5,320	(16)
Loss adjustment expenses, reported as policyholder
benefits and losses incurred	296	350	(15)	600	691	(13)
Advisory fee expenses	(77)	(173)	55	(154)	(490)	69
Non-deferrable insurance commissions and other	(130)	(121)	(7)	(262)	(243)	(8)
Direct marketing and acquisition expenses, net of deferrals, and other	(58)	(133)	56	(170)	(277)	39
Investment expenses reported as net investment income and other	9	15	(40)	17	30	(43)
Total general operating expenses, operating basis	$2,248	$2,439	(8)%	$4,497	$5,031	(11)%

AIG | Second Quarter 2017 Form 10-Q                87

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to pre-tax operating income/after-tax operating income attributable to AIG:

Three Months Ended June 30,	2017			2016
		Total Tax			Total Tax
		(Benefit)	After		(Benefit)	After
(in millions)	Pre-tax	Charge	Tax	Pre-tax	Charge	Tax
Pre-tax income/net income, including noncontrolling interests	$1,667	$557	$1,118	$2,858	$924	$1,917
Noncontrolling interest			12			(4)
Pre-tax income/net income attributable to AIG	$1,667	$557	$1,130	$2,858	$924	$1,913
Uncertain tax positions and other tax adjustments		(66)	66		63	(63)
Deferred income tax valuation allowance (releases) charges		8	(8)		(35)	35
Changes in fair value of securities used to hedge guaranteed living benefits	(80)	(28)	(52)	(120)	(42)	(78)
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital
gains (losses)	(58)	(20)	(38)	64	22	42
Unfavorable (favorable) prior year development and related amortization changes ceded
under retroactive reinsurance agreements	251	89	162	(5)	(2)	(3)
(Gain) loss on extinguishment of debt	(4)	(2)	(2)	7	2	5
Net realized capital (gains) losses	69	38	31	(1,042)	(380)	(662)
Noncontrolling interest on net realized capital (gains) losses			-			7
(Income) loss from discontinued operations			(8)			10
(Income) loss from divested businesses	60	40	20	(225)	(79)	(146)
Non-operating litigation reserves and settlements	(80)	(28)	(52)	(7)	(2)	(5)
Net loss reserve discount (benefit) charge	260	90	170	300	100	200
Pension expense related to a one-time lump sum payment to former employees	1	1	-	-	-	-
Restructuring and other costs	47	17	30	90	32	58
Pre-tax operating income/After-tax operating income	$2,133	$696	$1,449	$1,920	$603	$1,313

Weighted average diluted shares outstanding			948.2			1,140.0
Income per common share attributable to AIG (diluted)			$1.19			$1.68
After-tax operating income per common share attributable to AIG (diluted)			$1.53			$1.15

Six Months Ended June 30,	2017			2016
		Total Tax			Total Tax
		(Benefit)	After		(Benefit)	After
(in millions)	Pre-tax	Charge	Tax	Pre-tax	Charge	Tax
Pre-tax income/net income, including noncontrolling interests	$3,394	$1,073	$2,324	$2,644	$866	$1,732
Noncontrolling interest			(9)			(2)
Pre-tax income/net income attributable to AIG	$3,394	$1,073	$2,315	$2,644	$866	$1,730
Uncertain tax positions and other tax adjustments		(16)	16		(142)	142
Deferred income tax valuation allowance releases		21	(21)		2	(2)
Changes in fair value of securities used to hedge guaranteed living benefits	(91)	(32)	(59)	(253)	(89)	(164)
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital
gains (losses)	(111)	(39)	(72)	24	8	16
Unfavorable (favorable) prior year development and related amortization changes ceded
under retroactive reinsurance agreements	265	93	172	(12)	(4)	(8)
(Gain) loss on extinguishment of debt	(5)	(2)	(3)	90	31	59
Net realized capital losses	184	85	99	64	7	57
Noncontrolling interest on net realized capital losses			5			(11)
(Income) loss from discontinued operations			(8)			57
(Income) loss from divested businesses	160	34	126	(223)	(78)	(145)
Non-operating litigation reserves and settlements	(86)	(30)	(56)	(38)	(13)	(25)
Net loss reserve discount (benefit) charge	235	81	154	291	99	192
Pension expense related to a one-time lump sum payment to former employees	1	1	-	-	-	-
Restructuring and other costs	228	80	148	278	98	180
Pre-tax operating income/After-tax operating income	$4,174	$1,349	$2,816	$2,865	$785	$2,078

Weighted average diluted shares outstanding			976.6			1,163.1
Income per common share attributable to AIG (diluted)			$2.37			$1.49
After-tax operating income per common share attributable to AIG (diluted)			$2.88			$1.79

AIG | Second Quarter 2017 Form 10-Q                88

ITEM 2 | Consolidated Results of Operations

quarterly pre-tax income Comparison for 2017 and 2016

Pre-tax results decreased in the three-month period ended June 30, 2017 compared to the same period in 2016 primarily due to:

•     net realized capital losses compared to net realized capital gains in the same period in 2016 reflecting:

–   gains on the sale of a portion of our investment in People’s Insurance Company (Group) of China Limited and PICC Property & Casualty Company Limited (collectively, our PICC Investment) in 2016; and

–   higher derivative and hedge accounting losses in the three-month period ended June 30, 2017 compared to the same period in the prior year, including losses from guaranteed living benefit embedded derivatives, net of hedging, primarily due to movement in the non-performance or “own credit “ spread adjustment (NPA), driven by tightening credit spreads.

Partially offset by:

–     foreign exchange gains in the three-month period ended June 30, 2017 compared to foreign exchange losses in the same period in the prior year.

•     loss on sale of divested businesses due to the sale of Fuji Life  in the three-month period ended June 30, 2017 compared to a gain on sale of divested businesses due to the sale of AIG Advisor Group in the same period in the prior year; and

•     a decrease in net investment income due to lower invested assets and blended investment yields on new investments purchased compared to those on investments that were sold, matured or called.

These decreases were partially offset by:

•     lower general operating and other expenses reflecting strategic actions to reduce expenses; and

•     higher Legacy Portfolio fair value gains on certain investments.

year-to-date pre-tax income Comparison for 2017 and 2016

Pre-tax results increased in the six-month period ended June 30, 2017 compared to the same period in 2016 primarily due to:

•     lower general operating and other expenses reflecting strategic actions to reduce expenses;

•     an increase in net investment income due to higher income on alternative investments, primarily in our hedge fund portfolio; and

•     higher Legacy Portfolio fair value gains on certain investments.

These increases were partially offset by:

•     loss on sale of divested businesses due the sale of Fuji Life  in the six-month period ended June 30, 2017 compared to a gain on sale from divested businesses on the sale of AIG Advisor Group in the same period in the prior year.

•     an increase in net realized capital losses reflecting:

–   gains on the sale of a portion of our PICC Investment in 2016; and

–   derivative and hedge accounting losses in the six-month period ended June 30, 2017 compared to derivative and hedge accounting gains in the same period in the prior year, including losses from guaranteed living benefit embedded derivatives, net of hedging, primarily due to movement in the NPA, driven by tightening credit spreads.

Partially offset by:

–   foreign exchange gains in the six-month period ended June 30, 2017 compared to foreign exchange losses  in the same period in the prior year due to a $378 million of remeasurement losses for a short-term intercompany balance in 2016; and

–   higher other-than-temporary impairments in the six-month period ended June 30, 2016.

Income Tax expense analysis

For the three-month period ended June 30, 2017, the effective tax rate on income from continuing operations was 33.4 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt income and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, partially offset by tax charges related to increases in uncertain tax positions associated with the impact of settlement discussions with the IRS related to certain open tax issues.

For the six-month period ended June 30, 2017, the effective tax rate on income from continuing operations was 31.6 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and excess tax deductions related to share based compensation payments recorded through the income statement in accordance with ASU 2016-09, partially offset by tax charges related to increases in uncertain tax positions associated with the impact of settlement discussions with the IRS related to certain open tax issues.

AIG | Second Quarter 2017 Form 10-Q                89

ITEM 2 | Consolidated Results of Operations

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Core business:
Commercial Insurance
Liability and Financial Lines	$586	$815	$1,160	$1,384
Property and Special Risks	130	126	405	219
Commercial Insurance	716	941	1,565	1,603
Consumer Insurance
Individual Retirement	558	505	1,097	807
Group Retirement	266	265	509	456
Life Insurance	106	26	160	27
Personal Insurance	330	152	542	362
Consumer Insurance	1,260	948	2,308	1,652
Other Operations	(302)	(162)	(548)	(401)
Total Core	1,674	1,727	3,325	2,854
Legacy Portfolio	431	207	773	5
Consolidations, eliminations and other adjustments	28	(14)	76	6
Pre-tax operating income	$2,133	$1,920	$4,174	$2,865

AIG | Second Quarter 2017 Form 10-Q                90

ITEM 2 | Business Segment Operations  | Commercial Insurance

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

Drive Efficiency: Reorganized our operating model into “modular” business units with greater end-to-end accountability, transparency,  and strategic flexibility,  enhancing decision making and driving performance improvement over time; increase capital fungibility and diversification; streamline our legal entity structure; optimize reinsurance; improve tax efficiency and reduce expenses.

Invest to Grow: Grow our higher-value businesses while investing in transformative opportunities, continuing initiatives to modernize our technology and infrastructure, advancing our engineering capabilities, innovating new products and client risk solutions and delivering a better client experience.

AIG | Second Quarter 2017 Form 10-Q                91

ITEM 2 | Business Segment Operations  | Commercial Insurance

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

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our specific business:

Liability and Financial Lines

The Liability and Financial Lines markets remain challenging, with excess capacity continuing to negatively impact the rate environment.  Despite this, we continue to achieve rate increases in challenged areas of the portfolio, and more broadly across Casualty lines as we execute our portfolio optimization strategy. Within U.S. Casualty, we expect continued execution of our risk selection strategy alongside disciplined underwriting to allow us to achieve rate increases through the remainder of 2017. We have continued to observe higher loss cost trends, which are impacting not only the primary books, but also having a leveraged impact on excess layers. Liability and Financial Lines has large international exposures within the total Commercial Insurance portfolio and will therefore remain sensitive to volatility in foreign currencies.

Property and Special Risks

In the first half of 2017, Property and Special Risks experienced growth in certain of our targeted lines of business and we expect such growth to continue throughout 2017. The U.S. Large Limit property business continues to be a strategic focus. Rates in more commoditized lines of business such as U.S. Excess and Surplus continue to be unsatisfactory and we intend to continue to reduce our net premiums written in these areas.  Property premiums and catastrophe exposure declined in the first half of 2017, primarily due to reductions in the portfolio driven by actions to address accounts with inadequate prices and/or terms and conditions.

Overall, Property and Special Risks experienced rate pressure in the first half of 2017, which is expected to continue in the near term, particularly in the U.S. and Europe. Property and Special Risks continues to differentiate its underwriting capacity from its peers by leveraging its global footprint, diverse product offering, risk engineering expertise and significant underwriting experience.

AIG | Second Quarter 2017 Form 10-Q                92

ITEM 2 | Business Segment Operations  | Commercial Insurance

COMMERCIAL INSURANCE RESULTS

Three Months Ended June 30,	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Revenues:
Premiums	$3,719	$4,688	(21)%	$7,471	$9,433	(21)%
Net investment income	814	856	(5)	1,745	1,409	24
Total operating revenues	4,533	5,544	(18)	9,216	10,842	(15)
Benefits and expenses:
Policyholder benefits and losses incurred	2,745	3,287	(16)	5,442	6,503	(16)
Amortization of deferred policy acquisition costs	422	527	(20)	850	1,062	(20)
General operating and other expenses(a)	650	789	(18)	1,359	1,674	(19)
Total operating expenses	3,817	4,603	(17)	7,651	9,239	(17)
Pre-tax operating income	$716	$941	(24)%	$1,565	$1,603	(2)%
Loss ratio(b)	73.8	70.2	3.6	72.8	68.9	3.9
Acquisition ratio	15.3	15.5	(0.2)	15.6	16.1	(0.5)
General operating expense ratio	13.6	12.6	1.0	14.0	12.9	1.1
Expense ratio	28.9	28.1	0.8	29.6	29.0	0.6
Combined ratio(b)	102.7	98.3	4.4	102.4	97.9	4.5
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(4.8)	(7.5)	2.7	(5.0)	(6.1)	1.1
Prior year development, net of (additional) return premium on loss sensitive business	(2.1)	(1.0)	(1.1)	(1.6)	(0.2)	(1.4)
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	(0.8)	-	(0.8)	(0.4)	-	(0.4)
Accident year loss ratio, as adjusted	66.1	61.7	4.4	65.8	62.6	3.2
Accident year combined ratio, as adjusted	95.0	89.8	5.2	95.4	91.6	3.8

(a)  Includes general operating expenses, commissions and other acquisition expenses.

(b)  Consistent with our definition of PTOI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

The following table presents Commercial Insurance net premiums written by module, showing change on both a reported and constant dollar basis:

Three Months Ended June 30,	Three Months Ended June 30,		Percentage Change in		Six Months Ended June 30,		Percentage Change in
(in millions)	2017	2016	U.S. dollars	Original currency	2017	2016	U.S. dollars	Original currency
Liability and Financial Lines	$2,085	$2,321	(10)%	(9)%	$4,301	$4,830	(11)%	(10)%
Property and Special Risks	1,741	2,176	(20)	(19)	3,154	4,042	(22)	(21)
Total net premiums written	$3,826	$4,497	(15)%	(14)%	$7,455	$8,872	(16)%	(15)%

AIG | Second Quarter 2017 Form 10-Q                93

ITEM 2 | Business Segment Operations  | Commercial Insurance

The following tables present Commercial accident year catastrophes and severe losses by geography(a) and number of events:

Catastrophes(b)

	# of
(in millions)	Events	U.S.	Japan	Europe	Other	Total
Three Months Ended June 30, 2017
Windstorms and hailstorms	4	$174	$-	$4	$-	$178
Tropical cyclone	-	(4)	-	-	4	-
Total catastrophe-related charges	4	$170	$-	$4	$4	$178
Three Months Ended June 30, 2016
Flooding	2	$37	$-	$44	$-	$81
Windstorms and hailstorms	4	121	1	-	$4	126
Wildfire	1	37	-	-	24	61
Earthquakes	2	47	16	2	18	83
Other	-	-	-	2	-	2
Total catastrophe-related charges	9	$242	$17	$48	$46	$353
Six Months Ended June 30, 2017
Windstorms and hailstorms	10	$314	$-	$4	$-	$318
Tropical cyclone	1	20	-	-	41	61
Total catastrophe-related charges	11	$334	$-	$4	$41	$379
Six Months Ended June 30, 2016
Flooding	2	$37	$-	$44	$-	$81
Windstorms and hailstorms	11	310	2	-	6	318
Wildfire	1	37	-	-	24	61
Earthquakes	2	47	16	2	18	83
Other	1	-	-	32	-	32
Total catastrophe-related charges	17	$431	$18	$78	$48	$575

(a) Geography shown in the table represents where the ultimate liability resides, after intercompany reinsurance agreements, and is not necessarily indicative of where the catastrophe or severe loss events have occurred.  This presentation follows our geography modules.  For further discussion on our geography modules see MD&A – Executive Summary.

(b) Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

Severe Losses(c)

	# of
(in millions)	Events	U.S.	Japan	Europe	Other	Total
Three Months Ended June 30,
2017	5	$51	$-	$64	$10	$125
2016	4	$86	$-	$22	$21	$129
Six Months Ended June 30,
2017	8	$78	$-	$77	$10	$165
2016	10	$119	$-	$93	$26	$238

(c)  Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

AIG | Second Quarter 2017 Form 10-Q                94

ITEM 2 | Business Segment Operations  | Commercial Insurance

Liability and Financial Lines Results

Six Months Ended June 30,	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Underwriting results:
Net premiums written	$2,085	$2,321	(10)%	$4,301	$4,830	(11)%
(Increase) decrease in unearned premiums	25	405	(94)	(34)	730	NM
Net premiums earned	2,110	2,726	(23)	4,267	5,560	(23)
Losses and loss adjustment expenses incurred	1,606	1,920	(16)	3,245	3,875	(16)
Acquisition expenses:
Amortization of deferred policy acquisition costs	198	304	(35)	409	620	(34)
Other acquisition expenses	72	57	26	174	158	10
Total acquisition expenses	270	361	(25)	583	778	(25)
General operating expenses	285	332	(14)	607	702	(14)
Underwriting income (loss)	(51)	113	NM	(168)	205	NM
Net investment income	637	702	(9)	1,328	1,179	13
Pre-tax operating income	$586	$815	(28)%	$1,160	$1,384	(16)%
Loss ratio(a)	76.1	70.4	5.7	76.0	69.7	6.3
Acquisition ratio	12.8	13.2	(0.4)	13.7	14.0	(0.3)
General operating expense ratio	13.5	12.2	1.3	14.2	12.6	1.6
Expense ratio	26.3	25.4	0.9	27.9	26.6	1.3
Combined ratio(a)	102.4	95.8	6.6	103.9	96.3	7.6
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	-	-	-	-	-	-
Prior year development, net of (additional) return premium on loss sensitive business	(1.8)	(3.3)	1.5	(2.6)	(1.7)	(0.9)
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	(1.6)	-	(1.6)	(0.8)	-	(0.8)
Accident year loss ratio, as adjusted	72.7	67.1	5.6	72.6	68.0	4.6
Accident year combined ratio, as adjusted	99.0	92.5	6.5	100.5	94.6	5.9

(a)  Consistent with our definition of PTOI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

Business and Financial Highlights

Liability and Financial Lines pre-tax operating income decreased in the three and six months ended June 30, 2017, due to higher current accident year loss ratios, as adjusted, primarily in U.S. Casualty lines, driven by the second half 2016 increase in loss estimates. Net premiums written decreased due to continued execution on our strategic portfolio actions in the U.S. Casualty business as well as disciplined underwriting. General operating expenses continued to decrease due to expense saving initiatives. Net investment income reflected higher income from alternative investments and gains on securities where we elected the fair value option compared to the prior year which was more than offset in the second quarter of 2017 by lower interest and dividends due to lower invested assets resulting from the first quarter 2017 funding of the adverse development reinsurance agreement with NICO.

For further discussion on the NICO transaction see MD&A – Insurance Reserves.

AIG | Second Quarter 2017 Form 10-Q                95

ITEM 2 | Business Segment Operations  | Commercial Insurance

Liability and Financial Lines Pre-Tax Operating Income Three Months Ended June 30, (in millions)

Quarterly 2017 and 2016 Comparison

Pre-tax operating income decreased due to:

•     higher current accident year loss ratios, as adjusted, primarily in U.S. Casualty lines, driven by the second half 2016 increase in loss estimates;

•     a higher general operating expense ratio due to a decrease in net premiums earned, which more than offset expense reductions; and

•     lower net investment income reflecting lower interest and dividends due to lower invested assets resulting from funding the NICO reinsurance agreement, partially offset by higher income on alternative investments and gains on securities where we elected the fair value option.

Partially offsetting this decrease was a lower acquisition ratio driven by lower insurance taxes, licenses and fees.

Liability and Financial Lines Pre-Tax Operating Income Six Months Ended June 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Pre-tax operating income decreased due to:

•     higher current accident year loss ratios, as adjusted, primarily in U.S. Casualty lines, driven by the second half 2016 increase in loss estimates; and

•     a higher general operating expense ratio due to a decrease in net premiums earned, which more than offset expense reductions.

This decrease was partially offset by:

•     higher net investment income on alternative investments and gains on securities where we elected the fair value option, partially offset by lower interest and dividends due to lower invested assets resulting from funding the NICO reinsurance agreement; and

•     a lower acquisition ratio driven by lower insurance taxes, licenses and fees.

AIG | Second Quarter 2017 Form 10-Q                96

ITEM 2 | Business Segment Operations  | Commercial Insurance

Liability and Financial Lines Net Premiums Written Three Months Ended June 30, (in millions)

Quarterly 2017 and 2016 Comparison

Net premiums written decreased primarily due to:

•     continued execution of our risk selection strategy in U.S. Casualty as we optimize our product portfolio; and

•     lower new and renewal business in the U.S. reflecting efforts to maintain underwriting discipline in the current competitive market environment.

Liability and Financial Lines Net Premiums Written Six Months Ended June 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Net premiums written decreased primarily due to:

•     continued execution of our risk selection strategy in U.S. Casualty as we optimize our product portfolio; and

•     lower new and renewal business in the U.S. reflecting efforts to maintain underwriting discipline in the current competitive market environment.

AIG | Second Quarter 2017 Form 10-Q                97

ITEM 2 | Business Segment Operations  | Commercial Insurance

Liability and Financial Lines Combined Ratios Three Months Ended June 30,

Quarterly 2017 and 2016 Comparison

The increase in combined ratio reflected an increase in both the loss ratio and the expense ratio.

The increase in the loss ratio reflected higher current accident year loss ratios, as adjusted, in certain U.S. Casualty lines, which increased commencing in the fourth quarter of 2016 due to higher loss trend emergence identified as part of our year-end 2016 conclusions about loss reserves.

The increase in the expense ratio reflected a higher general operating expense ratio due to a decrease in net premiums earned reflecting portfolio optimization, which more than offset expense reductions.

The increase was partially offset by a lower acquisition ratio driven by lower insurance taxes, licenses and fees.

* Excludes adjustment for ceded premiums under reinsurance contracts related to prior accident years.

Liability and Financial Lines Combined Ratios Six Months Ended June 30,

Year-to-Date 2017 and 2016 Comparison

The increase in combined ratio reflected an increase in both the loss ratio and the expense ratio.

The increase in the loss ratio reflected higher current accident year loss ratios, as adjusted, in certain U.S. Casualty lines and an increase in prior year loss reserve development ratio. Prior year reserve development is net of the losses ceded under the NICO reinsurance agreement and the amortization of the deferred gain from the NICO reinsurance agreement.

The increase in the expense ratio reflected a higher general operating expense ratio due to a decrease in net premiums earned reflecting portfolio optimization, which more than offset expense reductions.

The increase was partially offset by a lower acquisition ratio driven by lower insurance taxes, licenses and fees.

* Excludes adjustment for ceded premiums under reinsurance contracts related to prior accident years.

AIG | Second Quarter 2017 Form 10-Q                98

ITEM 2 | Business Segment Operations  | Commercial Insurance

Property and Special Risks Results

Three Months Ended June 30,	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Underwriting results:
Net premiums written	$1,741	$2,176	(20)%	$3,154	$4,042	(22)%
Increase in unearned premiums	(132)	(214)	38	50	(169)	NM
Net premiums earned	1,609	1,962	(18)	3,204	3,873	(17)
Losses and loss adjustment expenses incurred	1,139	1,367	(17)	2,197	2,628	(16)
Acquisition expenses:
Amortization of deferred policy acquisition costs	224	223	-	441	442	-
Other acquisition expenses	74	142	(48)	140	296	(53)
Total acquisition expenses	298	365	(18)	581	738	(21)
General operating expenses	219	258	(15)	438	518	(15)
Underwriting income (loss)	(47)	(28)	(68)	(12)	(11)	(9)
Net investment income	177	154	15	417	230	81
Pre-tax operating income	$130	$126	3%	$405	$219	85%
Loss ratio(a)	70.8	69.7	1.1	68.6	67.9	0.7
Acquisition ratio	18.5	18.6	(0.1)	18.1	19.1	(1.0)
General operating expense ratio	13.6	13.1	0.5	13.7	13.4	0.3
Expense ratio	32.1	31.7	0.4	31.8	32.5	(0.7)
Combined ratio(a)	102.9	101.4	1.5	100.4	100.4	-
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(11.1)	(18.0)	6.9	(11.9)	(14.9)	3.0
Prior year development	(2.5)	2.3	(4.8)	(0.1)	1.7	(1.8)
Accident year loss ratio, as adjusted	57.2	54.0	3.2	56.6	54.7	1.9
Accident year combined ratio, as adjusted	89.3	85.7	3.6	88.4	87.2	1.2

(a) Consistent with our definition of PTOI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

Business and Financial Highlights

•     Property and Special Risks pre-tax operating income increased in the three and six months ended June 30, 2017 primarily from increases in net investment income on alternative investments driven by both improvements in equity market performance and higher income, and gains on securities where we elected the fair value option.  Net premiums written decreased due to portfolio optimization, primarily in Property and Programs, and continued challenging market conditions. The sale of our interest in the Ascot business in the fourth quarter of 2016 and changes made to our 2017 catastrophe reinsurance program, specifically the large North American occurrence cover, also resulted in a decline in net premiums written. The loss ratio increase was primarily due to elevated accident year losses driven by Europe Property and an increase in prior year loss reserve development partially offset by both lower catastrophe losses and the remediation efforts in Special Risks. General operating expenses continued to decrease due to expense savings initiatives.

AIG | Second Quarter 2017 Form 10-Q                99

ITEM 2 | Business Segment Operations  | Commercial Insurance

Property and Special Risks Pre-Tax Operating Income Three Months Ended June 30, (in millions)

Quarterly 2017 and 2016 Comparison

Pre-tax operating income increased slightly primarily due to higher net investment income on alternative investments driven by both improvements in equity market performance and higher income, and gains on securities where we elected the fair value option.

This increase was almost entirely offset by:

•     a higher loss ratio due to elevated accident year losses driven by Europe Property and an increase in prior year loss reserve development on overall lower premium base; and

•     a higher general operating expense ratio due to a decrease in net premiums earned, which more than offset expense reductions.

Property and Special Risks Pre-Tax Operating Income Six Months Ended June 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Pre-tax operating income increased primarily due to:

•     higher net investment income on alternative investments driven by both improvements in equity market performance and higher income, and gains on securities where we elected the fair value option; and

•     a lower acquisition expense ratio driven by change in business mix, sale of our interest in the Ascot business, reduced production and increased efficiency.

This increase was partially offset by:

•     a higher loss ratio due to elevated accident year losses driven by Europe Property and an increase in prior year loss reserve development on overall lower premium base; and

•     a higher general operating expense ratio due to a decrease in net premiums earned, which more than offset expense reductions.

AIG | Second Quarter 2017 Form 10-Q                100

ITEM 2 | Business Segment Operations  | Commercial Insurance

Property and Special Risks Net Premiums Written Three Months Ended June 30, (in millions)

Quarterly 2017 and 2016 Comparison

Net premiums written decreased primarily due to:

•     continued execution of our strategy to optimize our portfolio mix;

•     rate pressure and significant competition;

•     lower new and renewal business reflecting the continued adherence to our underwriting discipline in the current competitive environment; and

•     sale of our interest in the Ascot business.

The decrease in net premiums written was partially offset by growth in our targeted lines of business such as U.S. middle market property, U.S. large limit property and U.S. property construction.

Property and Special Risks Net Premiums Written Six Months Ended June 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Net premiums written decreased primarily due to:

•     continued execution of our strategy to optimize our portfolio mix;

•     rate pressure and significant competition;

•     lower new and renewal business reflecting the continued adherence to our underwriting discipline in the current competitive environment;

•     sale of our interest in the Ascot business; and

•     changes made to the North America Catastrophe reinsurance cover for 2017.

The decrease in net premiums written was partially offset by growth in our targeted lines of business such as U.S. middle market property, U.S. large limit property and U.S. property construction.

AIG | Second Quarter 2017 Form 10-Q                101

ITEM 2 | Business Segment Operations  | Commercial Insurance

Property and Special Risks Combined Ratios Three Months Ended June 30,

Quarterly 2017 and 2016 Comparison

The increase in the combined ratio reflected an increase in both the loss ratio and the expense ratio.

The increase in the loss ratio was primarily due to elevated accident year losses driven by Europe Property and an increase in prior year loss reserve development partially offset by the remediation efforts in Special Risks and lower catastrophe losses.

The increase in the expense ratio reflected a higher general operating expense ratio due to a decrease in net premiums earned reflecting portfolio optimization, which more than offset expense reductions.

The increase in the expense ratio was partially offset by a lower acquisition ratio driven by changes in business mix, the sale of our interest in the Ascot business, and reduced production and increased efficiency.

Property and Special Risks Combined Ratios Six Months Ended June 30,

Year-to-Date 2017 and 2016 Comparison

The combined ratio remained flat due to an increase in the loss ratio offset by a decrease in the expense ratio.

The increase in the loss ratio was primarily due to elevated accident year losses driven by Europe Property and an increase in prior year loss reserve development partially offset by the remediation efforts in Special Risks and lower catastrophe losses.

The decrease in the expense ratio reflected a lower acquisition ratio driven by changes in business mix, the sale of our interest in the Ascot business and reduced production and increased efficiency.

The decrease in the expense ratio was partially offset by a higher general operating expense ratio due to a decrease in net premiums earned reflecting portfolio optimization, which more than offset expense reductions.

AIG | Second Quarter 2017 Form 10-Q                102

ITEM 2 |  Business Segment Operations | Consumer Insurance

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

Products and services are marketed by VALIC under the VALIC brand and include investment offerings and plan administrative and compliance services. VALIC career financial advisors and independent financial advisors provide retirement plan participants with enrollment support and comprehensive financial planning services.

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

AIG | Second Quarter 2017 Form 10-Q                103

ITEM 2 |  Business Segment Operations | Consumer Insurance

BUSINESS STRATEGY

Customer: Deliver client-centric solutions through our unique franchise, which brings together a broad portfolio of retirement, life insurance and personal insurance products offered through multiple distribution networks. Consumer Insurance focuses on ease of doing business, offering valuable solutions, and expanding and deepening its distribution relationships across multiple channels.

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

Personal Insurance aims  to provide clients  with valuable solutions,  delivered through the  channels  they  prefer.  We continue  to  focus  and invest in the  most  profitable markets and segments.

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

AIG | Second Quarter 2017 Form 10-Q                104

ITEM 2 |  Business Segment Operations | Consumer Insurance

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

Changes in the interest rate environment can have a significant impact on sales, surrender rates, investment returns, guaranteed income features, and spreads in the annuity industry.

For additional discussion of the impact of market interest rate movement on our Individual Retirement business see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Impact of Changes in the Interest Rate Environment.

Individual Retirement provides products and services to certain employee benefit plans that are subject to the requirements of the DOL Fiduciary Rule.

For additional information on the DOL Fiduciary Rule see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Department of Labor Fiduciary Rule.

AIG | Second Quarter 2017 Form 10-Q                105

ITEM 2 |  Business Segment Operations | Consumer Insurance

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

Changes in the interest rate environment can have a significant impact on sales, surrender rates, investment returns, guaranteed income features, and spreads in the annuity industry.

For additional discussion of the impact of market interest rate movement on our Group Retirement business see Executive Summary – AIG’s Outlook –Industry and Economic Factors – Impact of Changes in the Interest Rate Environment.

Group Retirement provides products and services to certain employee benefit plans that are subject to the requirements of the DOL Fiduciary Rule.

For additional information on the DOL Fiduciary Rule see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Department of Labor Fiduciary Rule.

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

For additional discussion of the impact of market interest rate movement on our Life Insurance business see Executive Summary – AIG’s Outlook –Industry and Economic Factors – Impact of Changes in the Interest Rate Environment.

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

AIG | Second Quarter 2017 Form 10-Q                106

ITEM 2 |  Business Segment Operations | Consumer Insurance

CONSUMER INSURANCE RESULTS

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2017	2016	Change	2017	2016	Change
Revenues:
Premiums	$3,223	$3,272	(1)%	$6,364	$6,441	(1)%
Policy fees	650	616	6	1,294	1,219	6
Net investment income	1,882	1,912	(2)	3,822	3,524	8
Other income	225	332	(32)	442	839	(47)
Total operating revenue	5,980	6,132	(2)	11,922	12,023	(1)
Benefits and expenses:
Policyholder benefits and losses incurred	2,069	2,236	(7)	4,243	4,334	(2)
Interest credited to policyholder account balances	789	823	(4)	1,577	1,643	(4)
Amortization of deferred policy acquisition costs	737	757	(3)	1,445	1,474	(2)
General operating and other expenses*	1,107	1,347	(18)	2,308	2,878	(20)
Interest expense	18	21	(14)	41	42	(2)
Total operating expenses	4,720	5,184	(9)	9,614	10,371	(7)
Pre-tax operating income	$1,260	$948	33%	$2,308	$1,652	40%

*    Includes general operating expenses, non-deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

Our insurance companies generate significant revenues from investment activities. As a result, the modules in Consumer Insurance are subject to variances in net investment income on the asset portfolios that support insurance liabilities and surplus.

For additional information on our investment strategy, asset-liability management process and invested asset composition see Investments.

Individual Retirement Results

The following table presents individual retirement results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2017	2016	Change	2017	2016	Change
Revenues:
Premiums	$31	$45	(31)%	$59	$92	(36)%
Policy fees	192	178	8	377	345	9
Net investment income	1,003	1,020	(2)	2,010	1,859	8
Advisory fee and other income	157	266	(41)	310	706	(56)
Benefits and expenses:
Policyholder benefits and losses incurred	36	71	(49)	73	153	(52)
Interest credited to policyholder account balances	412	446	(8)	827	889	(7)
Amortization of deferred policy acquisition costs	126	136	(7)	255	284	(10)
Non deferrable insurance commissions	73	55	33	145	107	36
Advisory fee expenses	60	156	(62)	118	456	(74)
General operating expenses	108	128	(16)	218	282	(23)
Interest expense	10	12	(17)	23	24	(4)
Pre-tax operating income	$558	$505	10%	$1,097	$807	36%

Business and Financial Highlights

The market environment reflected continued uncertainty about the DOL Fiduciary Rule and interest rates which, while higher than a year ago, remained low relative to historical levels. As a result, deposits in the three- and six-month periods ended June 30, 2017 were lower than the same periods in the prior year in all product lines. Net investment income in the three-month period ended June 30, 2017 included lower alternative investment income primarily due to a reduction in the overall size of the hedge fund portfolio. In the six-month period ended June 30, 2017, net investment income reflected higher gains on securities for which the fair value option was elected and higher returns from alternative investments, partially offset by a reduction in the overall size of the hedge fund portfolio.

AIG | Second Quarter 2017 Form 10-Q                107

ITEM 2 |  Business Segment Operations | Consumer Insurance

Individual Retirement Pre-Tax Operating Income Three Months Ended June 30, (in millions)

Quarterly 2017 and 2016 Comparison

Pre-tax operating income increased primarily due to:

•      improved base net investment spread due to disciplined pricing and active crediting rate management;

•      lower policyholder benefit expense due in part to a reduction in immediate annuity reserves;

•      improved equity market performance contributing to a decrease in DAC amortization; and

•      higher policy fee income due to growth in annuity account values from improvement in the equity markets.

Partially offsetting these increases were:

•     lower net investment income reflecting lower alternative investment income due to a reduction in the overall size of the hedge fund portfolio, partially offset by higher gains on securities for which the fair value option was elected;

•     higher commission expense in 2017, which included an allocation of life reinsurance risk charges, as all U.S. life segments benefited from the reduction in required statutory capital resulting from a reinsurance agreement entered into in 2016 involving certain whole life, term life and universal life businesses (Life Insurance Reinsurance Transactions); and

•     the sale of AIG Advisor Group in May 2016, which drove the decreases in advisory fee income, advisory expenses and general operating expenses, and had an insignificant impact on pre-tax operating income.

Individual Retirement Pre-Tax Operating Income Six Months Ended June 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Pre-tax operating income increased primarily due to:

•      higher net investment income reflecting higher gains on securities for which the fair value option was elected and higher returns on alternative investments, partially offset by a reduction in the overall size of the hedge fund portfolio;

•      improved base net investment spread due to disciplined pricing and active crediting rate management;

•      lower policyholder benefit expense reflecting lower reserves and benefits for guaranteed minimum death benefits due to improved equity markets, and a reduction in immediate annuity reserves;

•      improved equity market performance also contributing to a decrease in DAC amortization; and

•      higher policy fee income due to growth in annuity account values from improvement in the equity markets.

Partially offsetting these increases were:

•     higher commission expense primarily due to the allocation of reinsurance risk charges from Life Insurance Reinsurance Transactions; and

•     the sale of AIG Advisor Group in May 2016, which drove the decreases in advisory fee income, advisory expenses and general operating expenses, and resulted in a net $15 million decrease in pre-tax operating income.

AIG | Second Quarter 2017 Form 10-Q                108

ITEM 2 |  Business Segment Operations | Consumer Insurance

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums decreased in the three- and six-month periods ended June 30, 2017 compared to the same periods in the prior year, primarily due to stronger sales of immediate annuities in the prior-year periods, in which higher equity market volatility made immediate annuities more attractive to customers seeking less volatile returns.

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

The following table presents a reconciliation of Individual Retirement premiums and deposits to GAAP premiums:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Premiums	$31	$45	$59	$92
Deposits	2,862	4,563	6,219	9,526
Other	(1)	3	(4)	3
Premiums and deposits	$2,892	$4,611	$6,274	$9,621

Surrender Rates

The following table presents surrenders as a percentage of average reserves:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Surrenders as a percentage of average reserves
Fixed Annuities	7.0%	8.3%	7.0%	7.8%
Variable and Index Annuities	6.2	4.9	6.1	4.8

The following table presents reserves for Fixed Annuities and Variable and Index Annuities by surrender charge category:

	June 30, 2017		December 31, 2016
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$33,578	$16,932	$34,674	$15,338
Greater than 0% - 2%	1,353	5,163	857	4,558
Greater than 2% - 4%	1,915	7,371	2,221	5,741
Greater than 4%	12,706	35,192	12,599	34,966
Non-surrenderable	1,509	405	1,606	380
Total reserves	$51,061	$65,063	$51,957	$60,983

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For Variable and Index Annuities, the proportion of reserves subject to surrender charges at June 30, 2017 has decreased compared to December 31, 2016 due to normal aging of the business and slower sales, which were due in part to uncertainty around the implementation of the DOL Fiduciary Rule. The increase in reserves with no surrender charge contributed to the increase in the surrender rate in the three- and six-month periods ended June 30, 2017 compared to the same periods in the prior year.

AIG | Second Quarter 2017 Form 10-Q                109

ITEM 2 |  Business Segment Operations | Consumer Insurance

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows Three Months Ended June 30, (in millions)

Quarterly 2017 and 2016 Comparison

•     Fixed Annuities premiums and deposits were lower than the prior-year period, and net flows continued to be negative, primarily due to disciplined pricing in the continued low interest rate environment and higher equity market volatility in the prior-year period, which made fixed annuities more attractive to customers seeking less volatile returns.

•     Variable and Index Annuities premiums and deposits and net flows declined, primarily due to lower sales of variable annuities, due in part to continued uncertainty in the annuity market around the implementation of the DOL Fiduciary Rule. Lower sales combined with higher surrenders compared to the prior-year period resulted in negative net flows for the variable annuity product line in 2017.

•     Retail Mutual Funds had negative net flows in the second quarter of 2017 compared to strong positive net flows in the second quarter of 2016, reflecting lower deposits due to negative industry trends in U.S. equity actively managed funds, uncertainty surrounding the DOL Fiduciary Rule and less robust performance in the Focused Dividend Strategy Portfolio.

Individual Retirement Premiums and Deposits (P&D) and Net Flows Six Months Ended June 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

•     Fixed Annuities premiums and deposits were lower than the prior-year period, and net flows continued to be negative, primarily due to disciplined pricing in the continued low interest rate environment and higher equity market volatility in the prior-year period, which made fixed annuities more attractive to customers seeking less volatile returns.

•     Variable and Index Annuities premiums and deposits and net flows declined, reflecting lower sales of index annuities, along with a continued decrease in variable annuity industry sales due in part to uncertainty around the implementation of the DOL Fiduciary Rule. Lower sales combined with higher surrenders compared to the prior-year period resulted in negative net flows for the variable annuity product line, compared to positive net flows in the prior-year period and a decrease in net flows for the index annuity product line.

•     Retail Mutual Funds had negative net flows in the six-month period ended June 30, 2017 compared to positive net flows in the same period in the prior year, reflecting lower deposits due to negative industry trends in U.S. equity actively managed funds, uncertainty surrounding the DOL Fiduciary Rule and less robust performance in the Focused Dividend Strategy Portfolio.

AIG | Second Quarter 2017 Form 10-Q                110

ITEM 2 |  Business Segment Operations | Consumer Insurance

Group Retirement Results

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2017	2016	Change	2017	2016	Change
Revenues:
Premiums	$4	$5	(20)%	$13	$12	8%
Policy fees	101	95	6	200	186	8
Net investment income	535	555	(4)	1,090	1,034	5
Advisory fee and other income	56	52	8	111	104	7
Benefits and expenses:
Policyholder benefits and losses incurred	5	10	(50)	26	17	53
Interest credited to policyholder account balances	284	281	1	562	560	-
Amortization of deferred policy acquisition costs	25	22	14	47	43	9
Non deferrable insurance commissions	25	19	32	52	39	33
Advisory fee expenses	19	17	12	37	34	9
General operating expenses	66	87	(24)	168	175	(4)
Interest expense	6	6	-	13	12	8
Pre-tax operating income	$266	$265	-%	$509	$456	12%

Business and Financial Highlights

Group Retirement had a slight decline in premiums and four percent growth in premiums and deposits in the six-month period ended June 30, 2017 compared to the same period in the prior year, but higher surrenders resulted in negative net flows, reflecting continued pressure from the consolidation of healthcare providers and other employers in our target markets. Low base net investment yields in the three- and six-month periods ended June 30, 2017 and lower prepayments on commercial mortgage loans in the six-month period ended June 30, 2017 continued to pressure investment spreads, partially mitigated by crediting rate management. Net investment income in the three-month period ended June 30, 2017 included lower alternative investment income primarily due to a reduction in the overall size of the hedge fund portfolio. In the six-month period ended June 30, 2017, net investment income reflected higher gains on securities for which the fair value option was elected and higher returns from alternative investments, partially offset by a reduction in the overall size of the hedge fund portfolio.

Group Retirement Pre-Tax Operating Income Three Months Ended June 30, (in millions)

Quarterly 2017 and 2016 Comparison

Pre-tax operating income was comparable to the prior-year period, reflecting:

•      lower base net investment spread primarily due to lower reinvestment yields, partially mitigated by effective crediting rate management;

•      lower net investment income reflecting lower alternative investment income due to a reduction in the overall size of the hedge fund portfolio, partially offset by higher gains on securities for which the fair value option was elected;

•      higher policy fee and advisory fee income due to growth in account values from improvement in the equity markets;

•      higher commission expense in 2017, which included an allocation of life reinsurance risk charges from Life Insurance Reinsurance Transactions; and

•      lower general operating expenses primarily due to lower legal expenses.

AIG | Second Quarter 2017 Form 10-Q                111

ITEM 2 |  Business Segment Operations | Consumer Insurance

Group Retirement Pre-Tax Operating Income Six Months Ended June 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Pre-tax operating income increased primarily due to:

•      higher net investment income reflecting higher gains on securities for which the fair value option was elected and higher returns on alternative investments, partially offset by a reduction in the overall size of the hedge fund portfolio;

•      higher policy fee and advisory income due to growth in account values from improvement in the equity markets; and

•      lower general operating expenses primarily due to lower legal expenses, partially offset by higher spending for implementation of the DOL Fiduciary Rule.

Partially offsetting these increases were:

•      lower base net investment spread primarily due to lower reinvestment yields and lower prepayments on commercial mortgage loans, partially mitigated by effective crediting rate management; and

•      higher commission expense primarily due to the allocation of reinsurance risk charges from Life Insurance Reinsurance Transactions.

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in the three- and six-month periods ended June 30, 2017, which primarily represent immediate annuities, were comparable to the same periods in the prior year.

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

The following table presents a reconciliation of Group Retirement premiums and deposits to GAAP premiums:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Premiums	$4	$5	$13	$12
Deposits	1,798	1,832	3,829	3,681
Other	-	-	-	-
Premiums and deposits	$1,802	$1,837	$3,842	$3,693

AIG | Second Quarter 2017 Form 10-Q                112

ITEM 2 |  Business Segment Operations | Consumer Insurance

Surrender Rates

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Surrenders as a percentage of average reserves and mutual funds	8.0%	7.8%	9.1%	7.9%

The following table presents reserves for Group Retirement annuities by surrender charge category:

	June 30,		December 31,
(in millions)	2017	(a)	2016	(a)
No surrender charge(b)	$66,722		$64,160
Greater than 0% - 2%	1,154		906
Greater than 2% - 4%	1,228		1,395
Greater than 4%	5,123		5,434
Non-surrenderable	429		417
Total reserves	$74,656		$72,312

(a)  Excludes mutual fund assets under administration of $18.0 billion and $16.3 billion at June 30, 2017 and December 31, 2016, respectively.

(b)  Group Retirement amounts in this category include reserves of approximately $6.3 billion, at both June 30, 2017 and December 31, 2016, which are subject to 20 percent annual withdrawal limitations.

Group Retirement annuities are typically subject to a five- to seven-year surrender charge period, depending on the product. The increase in the amount and proportion of Group Retirement annuity reserves that have no surrender charge at June 30, 2017 compared to December 31, 2016 was primarily due to normal aging of this book of business, as well as lower than expected surrenders of older contracts with higher minimum interest rates on fixed account balances that have continued to be attractive to the contract holders in the low interest rate environment.

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended June 30, (in millions)

Quarterly 2017 and 2016 Comparison

Premiums and deposits decreased slightly, primarily driven by lower index annuity sales, partially offset by higher deposits from group acquisitions. Slightly lower sales combined with surrenders, which were within expectations but higher than in the prior-year period, resulted in net flows that were negative in the three-month period ended June 30, 2017.

AIG | Second Quarter 2017 Form 10-Q                113

ITEM 2 |  Business Segment Operations | Consumer Insurance

Group Retirement Premiums and Deposits and Net Flows Six Months Ended June 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Premiums and deposits increased four percent, primarily driven by higher deposits from group acquisitions. The growth in sales was more than offset by surrenders, including group plan surrenders of approximately $350 million, which were within expectations but higher than in the prior-year period, and resulted in net flows that were negative in the six-month period ended June 30, 2017.

Life Insurance Results

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2017	2016	Change	2017	2016	Change
Revenues:
Premiums	$400	$360	11%	$784	$719	9%
Policy fees	357	343	4	717	688	4
Net investment income	261	271	(4)	521	505	3
Other income	12	14	(14)	21	29	(28)
Benefits and expenses:
Policyholder benefits and losses incurred	615	564	9	1,208	1,121	8
Interest credited to policyholder account balances	93	96	(3)	188	194	(3)
Amortization of deferred policy acquisition costs	48	83	(42)	124	156	(21)
Non deferrable insurance commissions	25	45	(44)	56	85	(34)
General operating expenses	141	171	(18)	302	352	(14)
Interest expense	2	3	(33)	5	6	(17)
Pre-tax operating income	$106	$26	308%	$160	$27	493%

Business and Financial Highlights

Life Insurance new individual life premiums and deposits in the three- and six-month periods ended June 30, 2017 reflected higher universal life deposits compared to the prior-year periods. Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Domestic general operating expenses decreased in the three- and six-month periods ended June 30, 2017 compared to the same periods in the prior year, primarily due to the strategic decision to refocus the group benefits business and other reductions in staffing.

AIG | Second Quarter 2017 Form 10-Q                114

ITEM 2 |  Business Segment Operations | Consumer Insurance

Life Insurance Pre-Tax Operating Income Three Months Ended June 30, (in millions)

Quarterly 2017 and 2016 Comparison

Pre-tax operating income increased primarily due to:

•      lower domestic general operating expenses primarily due to the strategic decision to refocus the group benefits business and other reductions in staffing;

•      lower international DAC amortization primarily due to new business and lapse assumptions;

•      lower policyholder benefit expense due to favorable loss experience and reduction in group benefit reserves; and

•      higher policy fee income primarily from growth in universal life.

Partially offsetting these increases was lower net investment income, which reflected lower alternative investment income due to a reduction in the overall size of the hedge fund portfolio.

Life Insurance Pre-Tax Operating Income Six Months Ended June 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Pre-tax operating income increased primarily due to:

•      lower domestic general operating expenses primarily due to the strategic decision to refocus the group benefits business and other reductions in staffing;

•      lower international DAC amortization primarily due to new business and lapse assumptions;

•      lower policyholder benefit expense due to favorable loss experience and reduction in group benefit reserves;

•      higher policy fee income primarily from growth in universal life; and

•      higher net investment income reflecting higher returns on alternative investments, partially offset by a reduction in the overall size of the hedge fund portfolio and lower base investment income.

AIG | Second Quarter 2017 Form 10-Q                115

ITEM 2 |  Business Segment Operations | Consumer Insurance

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life, and group benefit policies. Premiums increased in the three- and six-month periods ended June 30, 2017 compared to the same period in the prior year, excluding the effect of foreign exchange, primarily due to assumed premiums related to business distributed by Laya Healthcare, partially offset by lower premiums on group benefits policies.

Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance premiums and deposits to GAAP premiums:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Premiums	$400	$360	$784	$719
Deposits	381	353	749	695
Other	166	166	324	314
Premiums and deposits	$947	$879	$1,857	$1,728

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits Three Months Ended June 30, (in millions)

Premiums and deposits grew by nine percent, excluding the effect of foreign exchange, principally driven by assumed premiums related to business distributed by Laya Healthcare, partially offset by lower premiums on group benefits policies.

Life Insurance Premiums and Deposits Six Months Ended June 30, (in millions)

Premiums and deposits grew by eight percent, excluding the effect of foreign exchange, principally driven by assumed premiums related to business distributed by Laya Healthcare and growth in international life and health sales from AIG Life Limited, partially offset by lower premiums on group benefits policies.

AIG | Second Quarter 2017 Form 10-Q                116

ITEM 2 |  Business Segment Operations | Consumer Insurance

Personal Insurance Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Underwriting results:
Net premiums written	$2,846	$2,924	(3)%	$5,514	$5,733	(4)%
Increase in unearned premiums	(58)	(62)	6	(6)	(115)	95
Net premiums earned	2,788	2,862	(3)	5,508	5,618	(2)
Losses and loss adjustment expenses incurred	1,413	1,591	(11)	2,936	3,043	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	538	516	4	1,019	991	3
Other acquisition expenses	204	226	(10)	424	462	(8)
Total acquisition expenses	742	742	-	1,443	1,453	(1)
General operating expenses	386	443	(13)	788	886	(11)
Underwriting income	247	86	187	341	236	44
Net investment income	83	66	26	201	126	60
Pre-tax operating income	$330	$152	117%	$542	$362	50%
Loss ratio	50.7	55.6	(4.9)	53.3	54.2	(0.9)
Acquisition ratio	26.6	25.9	0.7	26.2	25.9	0.3
General operating expense ratio	13.8	15.5	(1.7)	14.3	15.8	(1.5)
Expense ratio	40.4	41.4	(1.0)	40.5	41.7	(1.2)
Combined ratio	91.1	97.0	(5.9)	93.8	95.9	(2.1)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(0.1)	(2.1)	2.0	(0.5)	(1.6)	1.1
Prior year development	0.2	1.4	(1.2)	-	1.5	(1.5)
Accident year loss ratio, as adjusted	50.8	54.9	(4.1)	52.8	54.1	(1.3)
Accident year combined ratio, as adjusted	91.2	96.3	(5.1)	93.3	95.8	(2.5)

The following table presents Personal Insurance net premiums written, showing change on both reported and constant dollar basis:

Six Months Ended June 30,	Three Months Ended June 30,		Percentage Change in		Six Months Ended June 30,		Percentage Change in
(in millions)	2017	2016	U.S. dollars	Original currency	2017	2016	U.S. dollars	Original currency
Net premiums written	$2,846	$2,924	(3)%	(2)%	$5,514	$5,733	(4)%	(4)%

AIG | Second Quarter 2017 Form 10-Q                117

ITEM 2 |  Business Segment Operations | Consumer Insurance

The following tables present Personal Insurance accident year catastrophes and severe losses by geography(a) and the number of events:

Catastrophes(b)

	# of
(in millions)	Events	U.S.	Japan	Europe	Other	Total
Three Months Ended June 30, 2017
Windstorms and hailstorms	3	$2	$-	$-	$-	$2
Total catastrophe-related charges	3	$2	$-	$-	$-	$2
Three Months Ended June 30, 2016
Flooding	2	$3	$-	$1	$-	$4
Windstorms and hailstorms	3	8	1	-	(1)	8
Earthquakes	2	14	23	-	9	46
Other	1	-	-	1	-	1
Total catastrophe-related charges	8	$25	$24	$2	$8	$59
Six Months Ended June 30, 2017
Windstorms and hailstorms	9	$24	$-	$-	$-	$24
Tropical cyclone	1	2	-	-	3	5
Total catastrophe-related charges	10	$26	$-	$-	$3	$29
Six Months Ended June 30, 2016
Flooding	2	$3	$-	$1	$-	$4
Windstorms and hailstorms	10	35	2	-	-	37
Earthquakes	2	14	23	-	9	46
Other	1	-	-	1	-	1
Total catastrophe-related charges	15	$52	$25	$2	$9	$88

(a) Geography shown in the table represents where the ultimate liability resides, after intercompany reinsurance agreements, and is not necessarily indicative of where the catastrophe or severe loss events have occurred.  This presentation follows our geography modules.  For further discussion on our geography modules see MD&A – Executive Summary.

(b) Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

Severe Losses(c)

	# of
(in millions)	Events	U.S.	Japan	Europe	Other	Total
Three Months Ended June 30, 2017
2017	-	$-	$-	$-	$-	$-
2016	1	$16	$-	$-	$-	$16
Six Months Ended June 30, 2017
2017	1	$9	$-	$-	$8	$17
2016	1	$16	$-	$-	$-	$16

(c)            Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

Business and Financial Highlights

Personal Insurance operating results increased in the three and six months ended June 30, 2017 compared to the same periods in 2016.  Personal insurance continued its execution of strategic and portfolio actions to reduce total expenses, while implementing underwriting actions and maintaining pricing discipline. Although market competition in the personal insurance industry has intensified, the accident year loss ratio, as adjusted, continued to reflect the underwriting quality, portfolio diversity, and low volatility of short-tailed risk in our Personal Insurance book.

AIG | Second Quarter 2017 Form 10-Q                118

ITEM 2 |  Business Segment Operations | Consumer Insurance

Personal Insurance Pre-Tax Operating Income Three Months Ended June 30, (in millions)

Quarterly 2017 and 2016 Comparison

Pre-tax operating income increased due to:

•     lower accident year losses and catastrophe losses;

•     strategic actions to reduce expenses; and

•     higher net investment income on alternative investments due to both improvements in equity market performance and higher income.

Partly offsetting these increases were:

•     a lower earned premium base; and

•     lower net favorable prior year loss reserve development.

Personal Insurance Pre-Tax Operating Income Six Months Ended June 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Pre-tax operating income increased due to:

•     strategic actions to reduce expenses and refocus direct marketing activities;

•     lower accident year losses and catastrophe losses; and

•     higher net investment income on alternative investments due to both improvements in equity market performance and higher income.

Partially offsetting these increases were:

•     a lower earned premium base; and

•     lower net favorable prior year loss reserve development.

AIG | Second Quarter 2017 Form 10-Q                119

ITEM 2 |  Business Segment Operations | Consumer Insurance

Personal Insurance Net Premiums Written Three Months Ended June 30, (in millions)

Quarterly 2017 and 2016 Comparison

Net premiums written decreased, excluding the impact of foreign exchange, reflecting a decrease in Accident and Health and warranty service programs.

This decrease was partially offset by growth in AIG Private Client Group business.

Personal Insurance Net Premiums Written Six Months Ended June 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Net premiums written decreased, excluding the impact of foreign exchange, reflecting the following:

•     decreased production in Accident and Health including increased reinsurance purchases on certain blocks of business to manage aggregate exposure, together with lower automobile production; and

•     increased ceded premiums due to the lower attachment point on our corporate catastrophe reinsurance program.

These decreases were partially offset by growth in AIG Private Client Group business.

AIG | Second Quarter 2017 Form 10-Q                120

ITEM 2 |  Business Segment Operations | Consumer Insurance

Personal Insurance Combined Ratios Three Months Ended June 30,

Quarterly 2017 and 2016 Comparison

The decrease in combined ratio reflected improvements in both the loss ratio and expense ratio.

The improvement in loss ratio was driven by:

•      lower attritional losses in the current quarter;

•      lower catastrophe losses; and

•      a single large loss event in the same quarter of the prior year.

The improvement was partially offset by lower net favorable prior year loss reserve development.

The improvement in expense ratio reflected continued strategic actions to reduce operating expenses.

Personal Insurance Combined Ratios Six Months Ended June 30,

Year-to-Date 2017 and 2016 Comparison

The decrease in combined ratio reflected improvements in both the loss ratio and expense ratio.

The improvement in loss ratio was driven by:

•      lower catastrophe losses; and

•      lower attritional losses.

The improvement was partially offset by lower net favorable prior year loss reserve development.

The improvement in expense ratio reflected continued strategic actions to reduce operating expenses.

AIG | Second Quarter 2017 Form 10-Q                121

ITEM 2 |  Business Segment Operations  | Other Operations

Other Operations

The following table presents Other Operations results:

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2017	2016	Change		2017	2016	Change
Pre-tax operating income (loss) by activities:
United Guaranty	$-	$145	NM	%	$-	$271	NM	%
Institutional Markets	63	74	(15)		125	121	3
Fuji Life	27	1	NM		43	(4)	NM
Parent and Other:
Corporate General operating expenses	(235)	(156)	(51)		(391)	(347)	(13)
Interest expense	(242)	(249)	3		(486)	(492)	1
Other income, net	85	23	270		161	50	222
Total Parent and Other	(392)	(382)	(3)		(716)	(789)	9
Pre-tax operating loss before eliminations	(302)	(162)	(86)		(548)	(401)	(37)
Consolidation, eliminations and other adjustments	28	(14)	NM		76	6	NM
Pre-tax operating loss	$(274)	$(176)	(56)%		$(472)	$(395)	(19)%

Quarterly 2017 and 2016 Comparison

Pre-tax operating loss before eliminations increased primarily due to the sale of United Guaranty during the fourth quarter of 2016. Parent and Other pre-tax operating loss increased due to higher general operating expenses related to one-time payments for recent executive leadership changes. The increases in general operating expenses were partially offset by gains on securities where we elected the fair value option. Institutional Markets pre-tax operating income decreased due to lower net spreads and higher general operating expenses driven by growth in business.

Fuji Life pre-tax operating income increased primarily due to increased underwriting income as a result of new products launched during 2016 as well as growth within existing product lines. Fuji Life was sold on April 30, 2017.

year-to-date 2017 and 2016 Comparison

Pre-tax operating loss before eliminations increased primarily due to the sale of United Guaranty during the fourth quarter of 2016, partially offset by lower losses in Parent and Other. Parent and Other pre-tax operating loss decreased as a result of gains on securities where we elected the fair value option. These gains were partially offset by higher general operating expenses related to one-time payments for recent executive leadership changes.

Fuji Life pre-tax operating results increased primarily as a result of increases in underwriting income as a result of new products launched during 2016 as well as growth within existing product lines. Fuji Life was sold on April 30, 2017.

AIG | Second Quarter 2017 Form 10-Q                122

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

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

AIG | Second Quarter 2017 Form 10-Q                123

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

LEGACY PORTFOLIO RESULTS

The following table presents Legacy Portfolio results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2017	2016	Change	2017	2016	Change
Revenues:
Premiums	$146	$114	28%	$313	$346	(10)%
Policy fees	32	35	(9)	67	74	(9)
Net investment income	722	694	4	1,452	1,343	8
Other income (loss)	238	167	43	390	(72)	NM
Total operating revenues	1,138	1,010	13	2,222	1,691	31
Benefits and expenses:
Policyholder benefits and losses and loss adjustment
expenses incurred	488	498	(2)	970	1,057	(8)
Interest credited to policyholder account balances	57	74	(23)	120	138	(13)
Amortization of deferred policy acquisition costs	14	23	(39)	42	61	(31)
General operating and other expenses	120	135	(11)	247	263	(6)
Interest expense	28	73	(62)	70	167	(58)
Total benefits and expenses	707	803	(12)	1,449	1,686	(14)
Pre-tax operating income	$431	$207	108%	$773	$5	NM	%
Pre-tax operating income by type:
Property and Casualty Run-Off Insurance Lines	$57	$(35)	NM %	$144	$26	454%
Life Insurance Run-Off Lines	139	148	(6)	229	154	49
Legacy Investments	235	94	150	400	(175)	NM
Pre-tax operating income	$431	$207	108%	$773	$5	NM	%

Business and Financial Highlights

In the six-month period ended June 30, 2017, the Legacy Investment portfolio executed several transactions with external parties for total consideration of approximately $581 million, which included the sale on March 31, 2017 of a portion of our life settlements portfolio with a face value (death benefits) of approximately $1.4 billion, resulting in a loss on the sale of $89 million. The majority of the consideration received was used to pay down intercompany loans and notes with affiliated insurance companies. In addition, the Legacy Investment portfolio returned approximately $966 million of cash proceeds to AIG Parent in the six-month period ended June 30, 2017, including $191 million from the sale of an AIG-sponsored fund that occurred in the fourth quarter of 2016.

AIG | Second Quarter 2017 Form 10-Q                124

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

Legacy Portfolio Pre-Tax Operating Income Three Months Ended June 30, (in millions)

Quarterly 2017 and 2016 Comparison

Pre-tax operating income increased due to:

•     increased Legacy Investment pre-tax operating income driven primarily by higher fair value gains on derivative positions; and

•     increased Legacy Property and Casualty pre-tax operating income compared to losses in 2016 due to lower current and prior accident year losses.

Partially offsetting this increase was a Legacy Life pre-tax operating loss compared to income in the prior year as higher policyholder benefits and reserves more than offset an increase in alternative investment returns from improved equity market performance.

Legacy Portfolio Pre-Tax Operating Income Six Months Ended June 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Pre-tax operating income increased due to:

•     increased Legacy Investment pre-tax operating income in 2017 compared to losses in 2016 on portfolios for which the fair value option was elected;

•     increased Legacy Property and Casualty pre-tax operating income due to lower current and prior year accident year losses; and

•     higher Legacy Life earnings due to higher returns on alternative investments from improved equity market performance, partially offset by higher policyholder benefits and reserves.

AIG | Second Quarter 2017 Form 10-Q                125

ITEM 2 | Investments

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

Investment Highlights during the Six Months Ended June 30, 2017

•       A decrease in interest rates and narrowing credit spreads resulted in a net unrealized gain in our investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $13.0 billion as of June 30, 2017 from approximately $9.7 billion as of December 31, 2016.

•       We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•       During the first quarter of 2017, we funded the adverse development reinsurance agreement entered into with NICO. The approximate $10.2 billion funding commitment was the primary reason for the decrease in the invested asset portfolio in the six month period ended June 30, 2017.

•       During the six-month period ended June 30, 2017, we reduced our hedge fund portfolio by approximately $1.2 billion as a result of redemptions consistent with our planned reduction of exposure. Our hedge fund portfolio experienced above average returns in the six-month period ended June 30, 2017 due to higher equity market performance.

•       Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•       Other-than-temporary impairments decreased due to lower impairments in our structured securities and corporate bond portfolios.

•       Partial sale of our investment in Arch Capital, which we received as part of the consideration for selling United Guaranty to Arch Capital Group in 2016.

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

AIG | Second Quarter 2017 Form 10-Q                126

ITEM 2 | Investments

The following table presents the components of Net Investment Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Interest and dividends	$3,014	$3,242	$6,077	$6,485
Alternative investments(a)	371	310	819	(56)
Other investment income(b)	356	240	657	490
Total investment income	3,741	3,792	7,553	6,919
Investment expenses	128	109	254	223
Total net investment income	$3,613	$3,683	$7,299	$6,696

(a)  Includes income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds for which we elected the fair value option are recorded as of the balance sheet date. Other hedge funds are generally reported on a one-month lag, while private equity funds are generally reported on a one-quarter lag.

(b)  Primarily includes changes in fair value of certain fixed maturity securities where the fair value option has been elected and income on life settlements. For the three-month periods ended June 30, 2017 and 2016, the investment income (loss) recorded on these securities was $214 million and $158 million, respectively, and on life settlements was $86 million and $73 million, respectively. For the six-month periods ended June 30, 2017 and 2016, the investment income (loss) recorded on these securities was $341 million and $272 million, respectively, and on life settlements was $201 million and $199 million, respectively.

Net investment income for the three-month period ended June 30, 2017 was lower than the same period in the prior year due to lower invested assets and blended investment yields on new investments that were lower than blended rates on investments that were sold, matured or called partially offset by higher income on our alternative investments and gains on assets for which we elected the fair value option. Net investment income for the six month period ended June 30, 2017 was higher than the same period in the prior year as higher income on our alternative investments, primarily in our hedge fund portfolio, and gains on assets for which we elected the fair value option, more than offset lower invested assets and blended investment yields on new investments that were lower than blended rates on investments that were sold, matured or called.

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

AIG | Second Quarter 2017 Form 10-Q                 127

ITEM 2 | Investments

Fixed maturity securities of the Property Casualty Insurance Companies domestic operations, with an average duration of 4.2 years, are currently comprised of corporate bonds, structured securities, taxable municipal bonds and government and agency bonds as well as tax-exempt securities, which provide attractive risk-adjusted after-tax returns. The majority of these high quality investments are rated A or higher based on composite ratings.

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

Fixed maturity securities of the Life Insurance Companies domestic operations, with an average duration of 7.1 years, are comprised primarily of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non‑agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on its composite ratings.

Fixed maturity securities held in the Life Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, with an average duration of 20.7 years.

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

For a full description of the composite AIG credit ratings see Investments – Credit Ratings.

AIG | Second Quarter 2017 Form 10-Q                128

ITEM 2 | Investments

The following table presents the fixed maturity security portfolio of U.S. Insurance Companies categorized by NAIC Designation, at fair value:

June 30, 2017
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$73,756	$68,376	$142,132	$6,482	$4,289	$1,279	$262	$12,312	$154,444
Mortgage-backed, asset-backed and collateralized	62,826	3,161	65,987	335	147	140	2,460	3,082	69,069
Total*	$136,582	$71,537	$208,119	$6,817	$4,436	$1,419	$2,722	$15,394	$223,513

*    Excludes $25.3 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

The following table presents the fixed maturity security portfolio of U.S. Insurance Companies categorized by composite AIG credit rating, at fair value:

June 30, 2017
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$74,637	$68,089	$142,726	$5,943	$4,264	$1,511	$11,718	$154,444
Mortgage-backed, asset-backed and collateralized	42,842	4,921	47,763	1,159	671	19,476	21,306	69,069
Total*	$117,479	$73,010	$190,489	$7,102	$4,935	$20,987	$33,024	$223,513

*    Excludes $25.3 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

Credit Ratings

At June 30, 2017, approximately 91 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of these securities were rated AAA by one or more of the principal rating agencies, and approximately 16 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors’ Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At June 30, 2017, approximately 25 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 8 percent were below investment grade or not rated. Approximately 39 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

AIG | Second Quarter 2017 Form 10-Q                 129

ITEM 2 | Investments

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

For a discussion of credit risks associated with Investments see Enterprise Risk Management.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(in millions)	2017	2016	2017	2016	2017	2016
Rating:
Other fixed maturity
securities
AAA	$11,772	$11,791	$2,967	$2,807	$14,739	$14,598
AA	29,966	33,647	211	250	30,177	33,897
A	43,421	45,619	1,669	1,612	45,090	47,231
BBB	70,348	68,700	93	76	70,441	68,776
Below investment grade	12,713	12,832	18	17	12,731	12,849
Non-rated	1,047	890	124	-	1,171	890
Total	$169,267	$173,479	$5,082	$4,762	$174,349	$178,241
Mortgage-backed, asset-
backed and collateralized
AAA	$27,932	$28,593	$989	$1,055	$28,921	$29,648
AA	7,250	6,114	789	714	8,039	6,828
A	8,258	8,504	257	307	8,515	8,811
BBB	4,765	4,996	187	303	4,952	5,299
Below investment grade	17,784	19,838	6,153	6,790	23,937	26,628
Non-rated	33	13	21	67	54	80
Total	$66,022	$68,058	$8,396	$9,236	$74,418	$77,294
Total
AAA	$39,704	$40,384	$3,956	$3,862	$43,660	$44,246
AA	37,216	39,761	1,000	964	38,216	40,725
A	51,679	54,123	1,926	1,919	53,605	56,042
BBB	75,113	73,696	280	379	75,393	74,075
Below investment grade	30,497	32,670	6,171	6,807	36,668	39,477
Non-rated	1,080	903	145	67	1,225	970
Total	$235,289	$241,537	$13,478	$13,998	$248,767	$255,535

AIG | Second Quarter 2017 Form 10-Q                130

ITEM 2 | Investments

Available‑for‑Sale Investments

The following table presents the fair value of our available‑for‑sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2017	2016
Bonds available for sale:
U.S. government and government sponsored entities	$2,356	$1,992
Obligations of states, municipalities and political subdivisions	19,722	24,772
Non-U.S. governments	15,139	14,535
Corporate debt	132,050	132,180
Mortgage-backed, asset-backed and collateralized:
RMBS	36,066	37,374
CMBS	13,163	14,271
CDO/ABS	16,793	16,413
Total mortgage-backed, asset-backed and collateralized	66,022	68,058
Total bonds available for sale*	235,289	241,537
Equity securities available for sale:
Common stock	984	1,065
Preferred stock	548	752
Mutual funds	73	261
Total equity securities available for sale	1,605	2,078
Total	$236,894	$243,615

*    At June 30, 2017 and December 31, 2016, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $31.6 billion and $33.6 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	June 30,	December 31,
(in millions)	2017	2016
Germany	$2,127	$1,168
Japan	1,896	2,140
United Kingdom	1,250	815
Canada	1,019	1,115
Mexico	566	637
France	495	667
Norway	450	456
Indonesia	396	366
Netherlands	359	445
United Arab Emirates	321	343
Other	6,314	6,434
Total	$15,193	$14,586

AIG | Second Quarter 2017 Form 10-Q                 131

ITEM 2 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	June 30, 2017
			Non-			December 31,
		Financial	Financial	Structured		2016
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
Germany	$2,127	$163	$1,914	$1	$4,205	$3,227
France	495	1,031	1,973	-	3,499	3,788
Netherlands	359	818	1,265	88	2,530	2,658
Ireland	10	-	580	610	1,200	1,263
Belgium	123	121	907	-	1,151	1,075
Spain	3	81	929	-	1,013	918
Italy	-	138	750	-	888	842
Luxembourg	-	12	423	-	435	430
Finland	54	47	78	-	179	198
Austria	32	3	9	-	44	95
Other - EuroZone	730	34	230	-	994	1,104
Total Euro-Zone	$3,933	$2,448	$9,058	$699	$16,138	$15,598
Remainder of Europe
United Kingdom	$1,250	$3,355	$7,839	$3,618	$16,062	$15,293
Switzerland	41	1,234	1,064	-	2,339	2,360
Sweden	125	394	159	-	678	691
Norway	450	43	76	-	569	582
Russian Federation	102	22	152	-	276	169
Other - Remainder of Europe	151	103	62	-	316	285
Total - Remainder of Europe	$2,119	$5,151	$9,352	$3,618	$20,240	$19,380
Total	$6,052	$7,599	$18,410	$4,317	$36,378	$34,978

Investments in Municipal Bonds

At June 30, 2017, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 92 percent of the portfolio rated A or higher.

AIG | Second Quarter 2017 Form 10-Q                132

ITEM 2 | Investments

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	June 30, 2017
	State	Local		Total	December 31,
	General	General		Fair	2016
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$20	$560	$2,984	$3,564	$4,170
California	728	453	2,224	3,405	3,471
Texas	196	876	1,106	2,178	3,287
Massachusetts	598	-	563	1,161	1,396
Illinois	90	130	750	970	1,171
Florida	69	-	726	795	1,016
Washington	261	34	383	678	1,059
Virginia	9	-	612	621	789
Georgia	166	166	263	595	747
Ohio	94	-	449	543	536
Washington D.C.	43	-	458	501	671
Pennsylvania	196	23	222	441	719
Arizona	-	65	364	429	558
All other states(a)	676	393	2,772	3,841	5,182
Total(b)(c)	$3,146	$2,700	$13,876	$19,722	$24,772

(a)  We did not have material credit exposure to the government of Puerto Rico.

(b)  Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)  Includes $1.3 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	June 30,	December 31,
(in millions)	2017	2016
Financial institutions:
Money Center /Global Bank Groups	$9,024	$8,892
Regional banks — other	549	606
Life insurance	3,527	3,100
Securities firms and other finance companies	395	392
Insurance non-life	5,017	5,213
Regional banks — North America	6,543	6,844
Other financial institutions	9,283	8,435
Utilities	17,988	17,938
Communications	9,824	10,025
Consumer noncyclical	15,505	15,338
Capital goods	7,933	8,339
Energy	13,413	13,618
Consumer cyclical	8,769	8,606
Basic	6,282	6,582
Other	17,998	18,252
Total *	$132,050	$132,180

*    At both June 30, 2017 and December 31, 2016, approximately 91 percent of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, were 5.7 percent and 5.6 percent at June 30, 2017 and December 31, 2016, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

AIG | Second Quarter 2017 Form 10-Q                 133

ITEM 2 | Investments

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2017	2016
Agency RMBS	$13,381	$13,854
Alt-A RMBS	11,918	12,387
Subprime RMBS	3,011	2,905
Prime non-agency	6,991	7,422
Other housing related	765	806
Total RMBS(a)(b)	$36,066	$37,374

(a)  Includes approximately $12.5 billion and $12.9 billion at June 30, 2017, and December 31, 2016, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination.  For additional discussion on Purchased Credit Impaired (PCI) Securities see Note 6 to the Condensed Consolidated Financial Statements.

(b)  The weighted average expected life was six years at both June 30, 2017 and December 31, 2016.

Our underwriting practices for investing in RMBS, other asset‑backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2017	2016
CMBS (traditional)	$10,670	$11,782
Agency	1,845	1,737
Other	648	752
Total	$13,163	$14,271

The fair value of CMBS holdings remained stable during the second quarter of 2017. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	June 30,	December 31,
(in millions)	2017	2016
Collateral Type:
Bank loans (CLO)	$8,259	$8,548
Other	113	129
Total	$8,372	$8,677

Commercial Mortgage Loans

At June 30, 2017, we had direct commercial mortgage loan exposure of $26.7 billion, of which 99.7 percent of the loans were current.

AIG | Second Quarter 2017 Form 10-Q                134

ITEM 2 | Investments

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
June 30, 2017
State:
New York	97	$1,455	$3,580	$529	$227	$119	$185	$6,095	23%
California	89	324	1,113	305	291	850	398	3,281	12
Texas	60	327	937	173	105	154	39	1,735	7
Massachusetts	21	545	108	407	67	-	27	1,154	4
New Jersey	39	562	47	451	-	29	32	1,121	4
Florida	76	321	93	343	227	19	76	1,079	4
Pennsylvania	25	61	23	576	47	26	-	733	3
Illinois	17	258	305	11	51	-	23	648	2
Ohio	25	132	11	208	164	-	5	520	2
Connecticut	19	342	66	22	80	-	-	510	2
Other states	255	1,422	1,196	1,617	562	588	184	5,569	21
Foreign	63	968	848	525	346	609	1,008	4,304	16
Total*	786	$6,717	$8,327	$5,167	$2,167	$2,394	$1,977	$26,749	100%
December 31, 2016
State:
New York	96	$1,391	$3,527	$534	$215	$163	$185	$6,015	24%
California	89	325	761	282	286	870	401	2,925	12
Texas	58	255	857	97	108	154	44	1,515	6
Florida	67	322	94	340	165	19	76	1,016	4
Massachusetts	20	415	114	408	50	-	27	1,014	4
New Jersey	39	529	47	355	-	29	33	993	4
Illinois	19	258	307	20	52	36	23	696	3
Pennsylvania	24	-	28	473	51	26	-	578	2
Ohio	29	151	17	211	165	-	5	549	2
Connecticut	19	343	67	23	80	-	-	513	2
Other states	269	1,309	1,239	1,670	481	560	199	5,458	22
Foreign	59	707	906	784	245	532	596	3,770	15
Total*	788	$6,005	$7,964	$5,197	$1,898	$2,389	$1,589	$25,042	100%

*    Does not reflect allowance for credit losses.

For additional discussion on commercial mortgage loans see Note 6 to the Consolidated Financial Statements in the 2016 Annual Report.

Impairments

The following table presents impairments by investment type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$55	$92	$113	$292
Equity securities, available for sale	6	2	8	4
Private equity funds and hedge funds	6	14	14	16
Subtotal	67	108	135	312
Other impairments:
Investments in life settlements	46	92	87	249
Other investments	4	26	4	27
Real estate*	-	3	52	4
Total	$117	$229	$278	$592

AIG | Second Quarter 2017 Form 10-Q                 135

ITEM 2 | Investments

*    Impairments include $35 million related to other assets that were sold during the three month period ended June 30, 2017.

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

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended June 30, 2017
Impairment Type:
Severity	$-	$-	$-	$-	$2	$2
Change in intent	-	-	-	7	-	7
Foreign currency declines	-	-	-	-	-	-
Issuer-specific credit events	4	33	6	2	10	55
Adverse projected cash flows	3	-	-	-	-	3
Total	$7	$33	$6	$9	$12	$67
Three Months Ended June 30, 2016
Impairment Type:
Severity	$-	$-	$-	$-	$3	$3
Change in intent	-	-	-	4	-	4
Foreign currency declines	-	-	-	1	-	1
Issuer-specific credit events	24	-	4	54	13	95
Adverse projected cash flows	5	-	-	-	-	5
Total	$29	$-	$4	$59	$16	$108
Six Months Ended June 30, 2017
Impairment Type:
Severity	$-	$-	$-	$-	$2	$2
Change in intent	-	-	-	8	-	8
Foreign currency declines	-	-	-	10	-	10
Issuer-specific credit events	16	33	21	22	20	112
Adverse projected cash flows	3	-	-	-	-	3
Total	$19	$33	$21	$40	$22	$135
Six Months Ended June 30, 2016
Impairment Type:
Severity	$-	$-	$-	$-	$5	$5
Change in intent	-	-	-	33	-	33
Foreign currency declines	-	-	-	7	-	7
Issuer-specific credit events	60	1	12	138	15	226
Adverse projected cash flows	41	-	-	-	-	41
Total	$101	$1	$12	$178	$20	$312

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the three- and six-month periods ended June 30, 2017 and 2016 related to:

•     issuer-specific credit events;

•     securities that we intend to sell or for which it is more likely than not that we will be required to sell;

•     declines due to foreign exchange rates;

•     adverse changes in estimated cash flows on certain structured securities; and

•     securities that experienced severe market valuation declines.

AIG | Second Quarter 2017 Form 10-Q                136

ITEM 2 | Investments

In addition, impairments are recorded on real estate and investments in life settlements.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $188 million and $219 million in the three-month periods ended June 30, 2017 and 2016, respectively, and $376 million and $458 million in the six-month periods ended June 30, 2017 and 2016, respectively.

For a discussion of our other-than-temporary impairment accounting policy see Note 6 to the Consolidated Financial Statements in the 2016 Annual Report.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2017	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$15,107	$201	2,005	$149	$48	8	$16	$10	4	$15,272	$259	2,017
7-11 months	18,333	551	2,030	-	-	-	-	-	-	18,333	551	2,030
12 months or more	5,549	300	596	413	131	28	14	8	4	5,976	439	628
Total	$38,989	$1,052	4,631	$562	$179	36	$30	$18	8	$39,581	$1,249	4,675
Below investment
grade bonds
0-6 months	$2,984	$71	1,418	$8	$2	15	$-	$-	-	$2,992	$73	1,433
7-11 months	741	20	243	4	1	1	-	-	-	745	21	244
12 months or more	3,750	204	543	304	83	47	3	2	4	4,057	289	594
Total	$7,475	$295	2,204	$316	$86	63	$3	$2	4	$7,794	$383	2,271
Total bonds
0-6 months	$18,091	$272	3,423	$157	$50	23	$16	$10	4	$18,264	$332	3,450
7-11 months	19,074	571	2,273	4	1	1	-	-	-	19,078	572	2,274
12 months or more	9,299	504	1,139	717	214	75	17	10	8	10,033	728	1,222
Total(e)	$46,464	$1,347	6,835	$878	$265	99	$33	$20	12	$47,375	$1,632	6,946
Equity securities
0-11 months	$52	$3	45	$1	$-	6	$-	$-	-	$53	$3	51
12 months or more	7	1	8	-	-	-	-	-	-	7	1	8
Total	$59	$4	53	$1	$-	6	$-	$-	-	$60	$4	59

(a)  Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)  Represents the percentage by which fair value is less than cost at June 30, 2017.

(c)  For bonds, represents amortized cost.

(d)  The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)  Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the three- and six-month periods ended June 30, 2017 and 2016 was primarily attributable to increases in the fair value of fixed maturity securities. For the six-month period ended June 30, 2017 and 2016, net unrealized gains related to fixed maturity and equity securities increased by $3.3 billion and $9.2 billion, respectively, due primarily to a decrease in rates and a narrowing of credit spreads.

For further discussion of our investment portfolio see also Note 6 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2017 Form 10-Q                 137

ITEM 2 | Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Sales of fixed maturity securities	$165	$124	$320	$(238)
Sales of equity securities	81	974	82	998
Other-than-temporary impairments:
Severity	(2)	(3)	(2)	(5)
Change in intent	(7)	(4)	(8)	(33)
Foreign currency declines	-	(1)	(10)	(7)
Issuer-specific credit events	(55)	(95)	(112)	(226)
Adverse projected cash flows	(3)	(5)	(3)	(41)
Provision for loan losses	(24)	(30)	(18)	-
Foreign exchange transactions	74	(38)	233	(558)
Derivatives and hedge accounting	(298)	170	(674)	97
Impairments on investments in life settlements	(46)	(92)	(87)	(249)
Other*	46	42	95	198
Net realized capital gains (losses)	$(69)	$1,042	$(184)	$(64)

*    Includes $107 million of realized gains due to a purchase price adjustment on the sale of Class B shares of Prudential Financial, Inc. for the six months ended June 30, 2016.

We experienced a Net realized capital loss in the three-month period ended June 30, 2017 compared to net realized capital gains in the same period in the prior year. Net realized capital losses in the three-month period ended June 30, 2017 were primarily related to hedge accounting losses, and impairments, which were higher than foreign exchange gains and the gains recognized on the sales of securities. Net realized capital losses increased in the six–month period ended June 30, 2017 compared to the same period in the prior year. Net realized capital losses in the six–month period ended June 30, 2017 were primarily related to hedge accounting losses, and impairments, which were higher than foreign exchange gains and the gains recognized on the sales of securities.

Derivative and hedge accounting losses were primarily a result of the fair value changes in derivative instruments used to economically hedge market risk from variable annuities with guaranteed minimum withdrawal benefits (GMWB), which were impacted by interest rates and equity market performance in the first six months of 2017.

For additional discussion of market risk management related to these product features see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life Insurance Companies Key Insurance Risks – Variable Annuity Risk Management and Hedging Programs in the 2016 Annual Report. For more information on the economic hedging target and the impact to pre-tax income of this program see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results in this MD&A.

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

For further discussion of our investment portfolio see also Note 6 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2017 Form 10-Q                138

ITEM 2 |  Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business:

	June 30, 2017			December 31, 2016
	Net liability for	Reinsurance	Gross liability	Net liability	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	for unpaid	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	losses and	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
Commercial Insurance:
Liability and Financial Lines:
U.S. Workers' Compensation*
(net of discount)	$10,107	$3,025	$13,132	$10,486	$2,879	$13,365
U.S. Excess Casualty	8,298	1,172	9,470	8,749	1,115	9,864
U.S. Other Casualty	8,573	3,374	11,947	8,746	3,209	11,955
U.S. Financial Lines	5,978	1,257	7,235	6,102	1,195	7,297
Europe Casualty and Financial Lines	5,588	1,009	6,597	5,587	1,313	6,900
Other product lines	2,318	1,132	3,450	2,279	986	3,265
Retroactive reinsurance	(10,756)	10,756	-	-	-	-
Unallocated loss adjustment expenses	2,347	286	2,633	2,260	252	2,512
Total Liability and Financial Lines	32,453	22,011	54,464	44,209	10,949	55,158
Property and Special Risks:
U.S. and Europe	5,630	1,533	7,163	5,913	1,596	7,509
Other product lines	1,463	618	2,081	1,139	536	1,675
Retroactive reinsurance	(709)	709	-	-	-	-
Unallocated loss adjustment expenses	272	51	323	279	47	326
Total Property and Special Risks	6,656	2,911	9,567	7,331	2,179	9,510
Total Commercial Insurance	39,109	24,922	64,031	51,540	13,128	64,668

Consumer Personal Insurance:
U.S. Europe and Japan	3,593	580	4,173	3,454	377	3,831
Other product lines	679	225	904	744	184	928
Retroactive reinsurance	(115)	115	-	-	-	-
Unallocated loss adjustment expenses	105	4	109	202	4	206
Total Consumer Personal Insurance	4,262	924	5,186	4,400	565	4,965

Legacy Portfolio - Run-off Property
and Casualty Insurance Lines:
U.S. Long Tail Insurance lines
(net of discount)	6,392	15	6,407	6,659	-	6,659
Other run-off product lines	146	49	195	160	46	206
Retroactive reinsurance	(1,630)	1,630	-	(1,679)	1,679	-
Unallocated loss adjusted expenses	331	120	451	347	114	461
Total Legacy Portfolio - Run-off Property
and Casualty Insurance Lines	5,239	1,814	7,053	5,487	1,839	7,326

Other Operations	152	-	152	118	-	118

Total	$48,762	$27,660	$76,422	$61,545	$15,532	$77,077

*    Includes loss reserve discount of $1.8 billion and $3.6 billion for the three-month period ended June 30, 2017 and year ended December 31, 2016, respectively.  For discussion of loss reserve discount see Note 10 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2017 Form 10-Q                139

ITEM 2 |  Insurance Reserves

PRIOR YEAR DEVELOPMENT

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment and major lines of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Commercial Insurance
Liability and Financial Lines	$21	$76	$79	$74
Property and Special Risks	41	(40)	6	(54)
Total Commercial Insurance	62	36	85	20

Consumer Personal Insurance	(4)	(39)	(3)	(87)

Legacy Portfolio - Property and Casualty Run off Insurance Lines	(2)	22	(16)	25

Other Operations	-	(13)	-	(18)

Total prior year (favorable) unfavorable development*	$56	$6	$66	$(60)

*    Consistent with our definition of PTOI, the three and six-month periods ended June 30, 2017 exclude the portion of unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreement of $273 million and $284 million, respectively, and related changes in amortization of the deferred gain of $20 million and $17 million, respectively.

Net Loss Development

In the three- and six-month periods ended June 30, 2017, we recognized unfavorable prior year loss reserve development of $56 million and $66 million, respectively. This unfavorable development was primarily a result of the following:

•      Higher than expected losses for U.S. Other Casualty – we observed unfavorable claim experience within primary general liability segments, particularly due to construction defects and multi-year construction projects that cover all contractors on the site (wrap business), along with other large individual claims with nearly all of the unfavorable development coming from accident years 2015 and prior and roughly one-third from accident years 2006 and prior;

•      Unfavorable development in U.S. Excess Casualty driven by continued unfavorable claim experience in the construction defects and wrap business primarily from accident years 2006 and prior; and

•      Higher than expected losses in Property and Special Risks – driven by unexpected development on several large international claims including aviation, marine and trade credit primarily from accident year 2016.

In addition in the first quarter of 2017, we increased our loss reserves by $102 million as a result of the decision made by the UK Ministry of Justice to reduce the discount rate applied to lump-sum bodily injury payouts, known as the Ogden rate, to negative 0.75 percent. Our carried reserves at December 31, 2016 were estimated using our assumption that the Ogden rate would decline to 1.0 percent. This discount rate change primarily impacted the Europe Casualty and Financial Lines.

These prior year loss reserve increases were partially offset by the recognition of the amortization of the deferred gain from the 2017 adverse development reinsurance agreement with NICO of $62 million and $103 million in the three and six-month periods ended June 30, 2017, respectively.

In the three- and six-month periods ended June 30, 2016, we recognized unfavorable prior year loss reserve development of $6 million and favorable prior year loss reserve development of $60 million, respectively. In the second quarter of 2016, we increased our U.S. Workers’ Compensation loss reserves by approximately $100 million as a result of two separate rulings issued by the Florida Supreme Court that increased the potential liability for workers’ compensation claims in that state by reversing certain aspects of regulations in place since 2003. The Castellanos ruling eliminated statutory caps on claimant attorney fees in certain cases, and the Westphal ruling eliminated the 104-week limitation on temporary total disability benefits. Also in the second quarter, the Florida Court of Appeals issued the Miles decision, declaring unconstitutional certain restrictions on claimant-paid attorney fees. We are continuing to monitor the impact of these decisions and may adjust our estimate as new facts and data emerge.

This prior year loss reserve increase was partially offset by favorable development in U.S. Property from attritional losses, International aviation as well as Personal Insurance related to Europe accident and health and Japan auto.

In addition, in the first quarter of 2016, we recognized favorable prior year loss reserve development in Consumer Personal Insurance, primarily in the Japan region.

AIG | Second Quarter 2017 Form 10-Q                140

ITEM 2 |  Insurance Reserves

The following tables summarize incurred (favorable) or unfavorable prior year development net of reinsurance, by accident year groupings:

Three Months Ended June 30, 2017
(in millions)	Total	2016	2015-2011	2010-2006	2005 & Prior
Liability and Financial Lines	$21	$3	$(50)	$47	$21
Property and Special Risks	41	34	(1)	(3)	11
Consumer Personal Insurance	(4)	(8)	(6)	10	-
Legacy Portfolio - Property and Casualty Run-off
Insurance Lines	(2)	29	(26)	(12)	7
Total	$56	$58	$(83)	$42	$39

Three Months Ended June 30, 2016
(in millions)	Total	2015	2014-2011	2010-2006	2005 & Prior
Liability and Financial Lines	$76	$13	$(17)	$67	$13
Property and Special Risks	(40)	(65)	44	(6)	(13)
Consumer Personal Insurance	(39)	(10)	(24)	(2)	(3)
Legacy Portfolio - Property and Casualty Run-off
Insurance Lines	22	-	-	11	11
Other Operations	(13)	(6)	(6)	(1)	-
Total	$6	$(68)	$(3)	$69	$8

Six Months Ended June 30, 2017
(in millions)	Total	2016	2015-2011	2010-2006	2005 & Prior
Liability and Financial Lines	$79	$16	$(30)	$32	$61
Property and Special Risks	6	19	(22)	(2)	11
Consumer Personal Insurance	(3)	(25)	6	12	4
Legacy Portfolio - Property and Casualty Run-off
Insurance Lines	(16)	29	(26)	(12)	(7)
Total	$66	$39	$(72)	$30	$69

Six Months Ended June 30, 2016
(in millions)	Total	2015	2014-2011	2010-2006	2005 & Prior
Liability and Financial Lines	$74	$18	$(23)	$64	$15
Property and Special Risks	(54)	(122)	86	1	(19)
Consumer Personal Insurance	(87)	(26)	(57)	(1)	(3)
Legacy Portfolio - Property and Casualty Run-off
Insurance Lines	25	-	-	11	14
Other Operations	(18)	(4)	(14)	-	-
Total	$(60)	$(134)	$(8)	$75	$7

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

In the first quarter of 2017, we entered into an adverse development reinsurance agreement (ADC) with NICO, a subsidiary of Berkshire, under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion.  At NICO’s 80

AIG | Second Quarter 2017 Form 10-Q                141

ITEM 2 |  Insurance Reserves

percent share, NICO’s limit of liability under the contract is $20 billion.  The covered losses ceded to NICO were $13.1 billion and the unexpired limit was $6.9 billion at June 30, 2017. We account for this transaction as retroactive reinsurance. We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire has provided a parental guarantee to secure the obligations of NICO under the agreement. This transaction resulted in a gain, which under U.S. GAAP retroactive reinsurance accounting, is deferred.

The table below shows the calculation of the inception to date deferred gain and the effect of discounting of loss reserves and amortization of the deferred gain. The deferred gain is amortized over the settlement period of the reinsured losses.

		Inception-To-Date		Second
		First	Second	Quarter
	At	Quarter	Quarter	2017
(in millions)	Inception	2017	2017	Change
Gross Covered Losses
Covered reserves before discount	$33,510	$31,614	$30,399	$(1,215)
Losses paid	7,543	9,454	11,010	1,556
Attachment point	(25,000)	(25,000)	(25,000)	-
Covered losses above attachment point	$16,053	$16,068	$16,409	$341

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$12,843	$12,854	$13,127	$273
Consideration paid including interest	(10,188)	(10,188)	(10,188)	-
Pre-tax deferred gain before discount and amortization	2,655	2,666	2,939	273
Discount on ceded losses	(1,539)	(1,655)	(1,547)	108
Pre-tax deferred gain before amortization	1,116	1,011	1,392	381
Amortization attributed to deferred gain at inception	-	(41)	(103)	(62)
Amortization attributed to changes in deferred gain*	-	(2)	(12)	(10)
Deferred gain liability reflected in AIG's balance sheet	$1,116	$968	$1,277	$309

* Excluded from our definition of PTOI.

The following table presents the rollforward of activity in the deferred gain:

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
(in millions)	Before Discount	Discount	Net	Before Discount	Discount	Net
Balance at beginning of period	$2,623	$(1,655)	$968	$-	$-	$-
Gain at inception	-	-	-	2,655	(1,539)	1,116
Unfavorable prior year reserve development ceded to NICO(a)	273	-	273	284	-	284
Amortization attributed to deferred gain at inception(b)	(62)	-	(62)	(103)	-	(103)
Amortization attributed to changes in deferred gain	(10)	-	(10)	(12)	-	(12)
Changes in discount on ceded loss reserves	-	108	108	-	(8)	(8)
Balance at end of period	$2,824	$(1,547)	$1,277	$2,824	$(1,547)	$1,277

(a)  Prior year reserve development ceded to NICO under the retroactive reinsurance agreement is deferred under U.S. GAAP..

(b)  Represents amortization of the deferred gain recognized in PTOI.

The lines of business subject to this agreement have been the source of substantially all of the prior year adverse development charges over the past several years. The agreement resulted in lower capital charges for reserve risks at our U.S. insurance subsidiaries.  Under U.S. GAAP, any potential future prior year development would be recognized immediately as losses are incurred; however, the related recoveries under the reinsurance agreement would be deferred and recognized over the expected recovery period.  However, consistent with our definition of PTOI, we exclude the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.  In addition, amortization of the deferred gain is recognized in PTOI based on the original amortization schedule at the time we entered into the agreement.

For a summary of significant reinsurers see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Reinsurance Activities – Reinsurance Recoverable in our 2016 Annual Report.

AIG | Second Quarter 2017 Form 10-Q                142

ITEM 2 |  Insurance Reserves

LIFE AND ANNUITY reserves and dac

The following section provides discussion of life and annuity reserves and DAC.

Variable Annuity Guaranteed Benefits and Hedging Results

Our Individual Retirement and Group Retirement businesses offer variable annuity products with GMWB riders that provide guaranteed living benefit features. The liabilities for GMWB are accounted for as embedded derivatives measured at fair value. The fair value of the embedded derivatives may fluctuate significantly based on market interest rates, equity prices, credit spreads, market volatility and policyholder behavior.

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

For additional discussion of market risk management related to these product features see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life Insurance Companies Key Insurance Risks – Variable Annuity Risk Management and Hedging Programs in our 2016 Annual Report.

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

•     The economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for U.S. GAAP valuation, such as margins for policyholder behavior, mortality, and volatility; and

•     The economic hedge target excludes the non-performance or “own credit” risk adjustment (NPA) used in the U.S. GAAP valuation, which reflects a market participant’s view of our claims-paying ability by incorporating an additional spread (the NPA spread) to the swap curve used to discount projected benefit cash flows. For more information on our valuation methodology for embedded derivatives within policyholder contract deposits see Note 5 to the Condensed Consolidated Financial Statements. Because the discount rate includes the NPA spread and other explicit risk margins, the U.S. GAAP valuation is generally less sensitive to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.

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

•     Realized volatility versus implied volatility;

•     Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

•     Risk exposures that we have elected not to explicitly or fully hedge.

AIG | Second Quarter 2017 Form 10-Q                143

ITEM 2 |  Insurance Reserves

The following table presents a reconciliation between the fair value of the U.S. GAAP embedded derivatives and the value of our economic hedge target:

	June 30,	December 31,
(in millions)	2017	2016
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$1,917	$1,777
Exclude non-performance risk adjustment (NPA)	(2,621)	(3,148)
Embedded derivative liability, excluding NPA	4,538	4,925
Adjustments for risk margins and differences in valuation	(2,068)	(2,251)
Economic hedge target liability	$2,470	$2,674

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

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Change in fair value of embedded derivatives, excluding NPA	$(19)	$(885)	$572	$(2,001)
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities	80	120	91	253
Interest rate derivative contracts	213	534	30	1,384
Equity derivative contracts	(259)	(163)	(668)	(300)
Change in fair value of variable annuity hedging portfolio	34	491	(547)	1,337
Change in fair value of embedded derivatives excluding NPA, net of hedging portfolio	15	(394)	25	(664)
Change in fair value of embedded derivatives due to NPA spread	(218)	(32)	(403)	123
Change in fair value of embedded derivatives due to change in NPA volume	79	418	(124)	621
Total change in NPA	(139)	386	(527)	744
Net impact on pre-tax income (loss)	$(124)	$(8)	$(502)	$80

The net impact on pre-tax income from the GMWB and related hedges in the three- and six-month periods ended June 30, 2017 (excluding related DAC amortization) was primarily driven by losses on a U.S. GAAP basis from the impact of tightening credit spreads on the NPA spread in both periods, and the impact on the NPA (volume) of lower expected GMWB payments in the six-month period ended June 30, 2017, driven by higher equity markets. In the three-month period ended June 30, 2016, NPA adjustments had a net positive impact on pre-tax income primarily due to higher expected GMWB payments, partially offset by the impact of tightening credit spreads on the NPA spread. However, in the six-month period ended June 30, 2016, both components of the NPA adjustment had a positive impact on pre-tax income.

The change in the fair value of embedded derivatives excluding NPA in the three- and six-month periods ended June 30, 2017 was substantially offset by the related hedging portfolio. However, in the three- and six-month periods ended June 30, 2016, gains from the change in fair value of the hedging portfolio were more than offset by losses from the change in fair value of embedded derivatives excluding NPA primarily due to a significant reduction in interest rates, which impacted the embedded derivative liability excluding NPA more than the related impact to the hedging portfolio. Fair value gains or losses in the hedging portfolio are typically

AIG | Second Quarter 2017 Form 10-Q                144

ITEM 2 |  Insurance Reserves

not fully offset by increases or decreases in liabilities on a U.S. GAAP basis, due to the NPA and other risk margins used for U.S. GAAP valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio. On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the decrease in the economic hedge target, as discussed below.

Change in Economic Hedge Target

The decrease in the economic hedge target liability in the first half of 2017 was primarily due to positive equity markets and increases in market interest rates, partially offset by tighter credit spreads and lower equity volatility.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivatives, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

•     Changes in the fair value of fixed maturity securities, primarily corporate bonds for which the fair value option has been elected, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the three- and six-month periods ended June 30, 2017 was a small gain, due to tightening of credit spreads, while the three- and six-month periods ended June 30, 2016 included more significant gains, primarily due to decreases in market interest rates, partially offset by the impact of widening credit spreads. The change in the fair value of the hedging bonds, which is excluded from the pre-tax operating income of the Individual Retirement and Group Retirement segments, is reported in net investment income on the Consolidated Statements of Income (Loss).

•     Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in a smaller net gain in the three- and six-month periods ended June 30, 2017 compared to significant gains from interest rate declines in the same periods in 2016.

•     The change in the fair value of equity derivative contracts, which included futures and options, resulted in losses in the three- and six-month periods ended June 30, 2017 and to a lesser extent in the three- and six-month periods ended June 30, 2016, based on the relative change in equity market performance in the respective periods.

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the life insurance companies, excluding DAC of Institutional Markets and Legacy Portfolio:

Six Months Ended June 30,
(in millions)	2017	2016
Balance, beginning of year	$7,543	$7,149
Acquisition costs deferred	477	536
Amortization expense:
Update of assumptions included in pre-tax operating income	-	-
Related to realized capital gains and losses	108	22
All other operating amortization	(426)	(483)
Increase (decrease) in DAC due to foreign exchange	14	(23)
Change related to unrealized depreciation (appreciation) of investments	(101)	(745)
Other	-	-
Balance, end of period*	$7,615	$6,456

*   DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $8.5 billion and $7.8 billion at June 30, 2017 and 2016, respectively.

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

AIG | Second Quarter 2017 Form 10-Q                145

ITEM 2 |  Insurance Reserves

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC for universal life and investment-type products (collectively, investment-oriented products) is adjusted at each balance sheet date to reflect the change in DAC as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow DAC). Shadow DAC generally moves in the opposite direction of the change in unrealized appreciation of the available for sale securities portfolio, reducing the reported DAC balance when market interest rates decline. Market interest rates decreased in the six-month period ended June 30, 2017. As a result, the unrealized appreciation of fixed maturity securities held in the Life Insurance Companies that support the businesses at June 30, 2017 increased by $2.8 billion compared to December 31, 2016, which resulted in a decrease in DAC to reflect the shadow DAC adjustment.

Reserves

The following table presents a rollforward of insurance reserves for Individual Retirement, Group Retirement and Life Insurance modules, including future policy benefits, policyholder contract deposits, other policy funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Individual Retirement
Balance at beginning of period, gross	$131,624	$125,221	$129,321	$121,474
Premiums and deposits	2,892	4,611	6,274	9,621
Surrenders and withdrawals	(2,762)	(2,530)	(5,636)	(4,932)
Death and other contract benefits	(821)	(807)	(1,624)	(1,553)
Subtotal	(691)	1,274	(986)	3,136
Change in fair value of underlying assets and reserve accretion, net of
policy fees	1,887	1,165	4,264	2,503
Cost of funds*	381	409	763	813
Other reserve changes	10	(36)	(151)	107
Balance at end of period	133,211	128,033	133,211	128,033
Reserves related to unrealized appreciation of investments	-	-	-	-
Reinsurance ceded	(333)	(333)	(333)	(333)
Total Individual Retirement insurance reserves and mutual fund assets	$132,878	$127,700	$132,878	$127,700
Group Retirement
Balance at beginning of period, gross	$90,958	$84,695	$88,622	$84,145
Premiums and deposits	1,802	1,837	3,842	3,693
Surrenders and withdrawals	(1,835)	(1,668)	(4,123)	(3,345)
Death and other contract benefits	(148)	(140)	(282)	(273)
Subtotal	(181)	29	(563)	75
Change in fair value of underlying assets and reserve accretion, net of
policy fees	1,593	943	4,037	1,173
Cost of funds*	279	276	553	550
Other reserve changes	-	-	-	-
Balance at end of period	92,649	85,943	92,649	85,943
Reserves related to unrealized appreciation of investments	-	-	-	-
Reinsurance ceded	-	-	-	-
Total Group Retirement insurance reserves and mutual fund assets	$92,649	$85,943	$92,649	$85,943
Life Insurance
Balance at beginning of period, gross	$18,533	$18,103	$18,397	$18,006
Premiums and deposits	884	851	1,740	1,681
Surrenders and withdrawals	(136)	(171)	(294)	(332)
Death and other contract benefits	(159)	(121)	(290)	(250)
Subtotal	589	559	1,156	1,099
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(229)	(299)	(433)	(566)
Cost of funds*	93	97	188	194
Other reserve changes	(292)	(410)	(614)	(683)
Balance at end of period	18,694	18,050	18,694	18,050

AIG | Second Quarter 2017 Form 10-Q                146

ITEM 2 |  Insurance Reserves

Reserves related to unrealized appreciation of investments	-	-	-	-
Reinsurance ceded	(1,075)	(1,086)	(1,075)	(1,086)
Total Life Insurance reserves	$17,619	$16,964	$17,619	$16,964
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$241,115	$228,019	$236,340	$223,625
Premiums and deposits	5,578	7,299	11,856	14,995
Surrenders and withdrawals	(4,733)	(4,369)	(10,053)	(8,609)
Death and other contract benefits	(1,128)	(1,068)	(2,196)	(2,076)
Subtotal	(283)	1,862	(393)	4,310
Change in fair value of underlying assets and reserve accretion, net of
policy fees	3,251	1,809	7,868	3,110
Cost of funds*	753	782	1,504	1,557
Other reserve changes	(282)	(446)	(765)	(576)
Balance at end of period	244,554	232,026	244,554	232,026
Reserves related to unrealized appreciation of investments	-	-	-	-
Reinsurance ceded	(1,408)	(1,419)	(1,408)	(1,419)
Total insurance reserves and mutual fund assets	$243,146	$230,607	$243,146	$230,607

* Excludes amortization of deferred sales inducements

Insurance reserves of Individual Retirement, Group Retirement and Life Insurance modules, and Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	June 30,	December 31,
(in millions)	2017	2016
Future policy benefits	$7,427	$7,380
Policyholder contract deposits	120,733	119,644
Other policy funds	335	378
Separate account liabilities	81,311	76,619
Total insurance reserves	209,806	204,021
Mutual fund assets	34,748	32,319
Total insurance reserves and mutual fund assets	$244,554	$236,340

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet our payment obligations.  It is defined as cash and unencumbered assets that can be monetized in a short period of time at a reasonable cost. We manage our liquidity prudently through various risk committees, policies and procedures, and a stress testing and liquidity risk framework established by our Treasury group with oversight by Enterprise Risk Management (ERM). Our liquidity risk framework is designed to manage liquidity at both AIG Parent and subsidiaries to meet our financial obligations for a minimum of six-months under a liquidity stress scenario.

For additional information see Part II, Item 7. MD&A – Enterprise Risk Management — Risk Appetite, Limits, Identification, and Measurement in the 2016 Annual Report and Enterprise Risk Management — Liquidity Risk Management below.

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

AIG | Second Quarter 2017 Form 10-Q                147

ITEM 2 |  Liquidity and Capital Resources

Nevertheless, some circumstances may cause our cash or capital needs to exceed projected liquidity or readily deployable capital resources, as was the case in 2008. Additional collateral calls, deterioration in investment portfolios or reserve strengthening affecting statutory surplus, higher surrenders of annuities and other policies, downgrades in credit ratings, or catastrophic losses may result in significant additional cash or capital needs and loss of sources of liquidity and capital. In addition, regulatory and other legal restrictions could limit our ability to transfer funds freely, either to or from our subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES ACTIVITY FOR the six-month period ended june 30, 2017

Sources

AIG Parent Funding from Subsidiaries

During the six-month period ended June 30, 2017, AIG Parent received $1.4 billion in dividends from subsidiaries. Of this amount, $350 million was dividends in the form of cash and fixed maturity securities from our Property Casualty Insurance Companies, $1.1 billion was dividends in the form of cash and fixed maturity securities from our Life Insurance Companies and $2 million was cash dividends from AIG Federal Savings Bank.

AIG Parent also received $3.1 billion in tax sharing payments in the form of cash and fixed maturity securities from our insurance businesses in the six-month period ended June 30, 2017, including $0.5 billion of such payments in the second quarter of 2017. The tax sharing payments may be subject to adjustment in future periods.

The dividends and tax sharing payments from our Life Insurance Companies resulted from and were funded, in part, by excess statutory capital released by a reinsurance agreement the Life Insurance Companies entered into effective December 31, 2016.

Debt Issuance

In June 2017, we issued €1.0 billion aggregate principal amount of 1.875% Notes Due 2027.

Legacy Investments

During the six-month period ended June 30, 2017, we generated approximately $966 million in return of capital from Legacy Investments.

Arch

In June 2017, AIG Parent and National Union received gross proceeds of approximately $391 million and $261 million, respectively, from the sale of approximately four million and three million shares, respectively, of common stock of Arch Capital Group Ltd. by means of an underwritten public offering.

Uses

Debt Reduction*

We made repurchases of and repayments on debt instruments of approximately $1.7 billion during the six-month period ended June 30, 2017. AIG Parent made interest payments on our debt instruments totaling $513 million during the six-month period ended June 30, 2017.

Dividend

We paid a cash dividend of $0.32 per share on AIG Common Stock during each of the first and second quarters of 2017 totaling $597 million over both quarters.

Repurchase of Common Stock

We repurchased approximately 95 million shares of AIG Common Stock during the six-month period ended June 30, 2017, for an aggregate purchase price of approximately $6.0 billion.

* On July 17, 2017, we redeemed $290 million aggregate principal amount of our outstanding 4.90% Callable Notes Due July 17, 2045.

AIG | Second Quarter 2017 Form 10-Q                148

ITEM 2 |  Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statements of Cash Flows:

Six Months Ended June 30,
(in millions)	2017	2016
Sources:
Net cash provided by operating activities	$-	$571
Net cash provided by (used in) other investing activities	14,963	(186)
Changes in policyholder contract balances	999	2,752
Issuance of long-term debt	2,221	6,688
Net cash provided by other financing activities	-	513
Total sources	18,183	10,338
Uses:
Net cash provided by (used in) operating activities	(9,285)	-
Change in restricted cash	(44)	(78)
Repayments of long-term debt	(1,606)	(2,919)
Purchases of AIG Common Stock	(6,000)	(6,248)
Dividends paid	(597)	(713)
Purchases of warrants	-	(263)
Net cash used in other financing activities	(44)	-
Total uses	(17,576)	(10,221)
Effect of exchange rate changes on cash	(24)	38
Increase in cash	$583	$155

The following table presents a summary of AIG’s Consolidated Statement of Cash Flows:

Six Months Ended June 30,
(in millions)	2017	2016
Summary:
Net cash provided by (used in) operating activities	$(9,285)	$571
Net cash provided by (used in) investing activities	14,919	(264)
Net cash used in financing activities	(5,027)	(190)
Effect of exchange rate changes on cash	(24)	38
Increase in cash	583	155
Cash at beginning of year	1,868	1,629
Change in cash of businesses held for sale	66	-
Cash at end of period	$2,517	$1,784

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $682 million in the six-month period ended June 30, 2017 compared to $650 million in the same period in the prior year. Excluding interest payments, AIG had operating cash outflows of $8.6 billion in the six-month period ended June 30, 2017 compared to positive operating cash of $1.2 billion in the six-month period ended June 30, 2016. The operating cash outflow in the six-month period ended June 30, 2017 was primarily due to payment for the adverse development reinsurance agreement entered into with NICO.

AIG | Second Quarter 2017 Form 10-Q                149

ITEM 2 |  Liquidity and Capital Resources

Investing Cash Flow Activities

Net cash provided by investing activities in the six-month period ended June 30, 2017 was $14.9 billion compared to investing cash outflows of $264 million in the six-month period ended June 30, 2016. The six-month period ended June 30, 2017 included sales of certain investments to fund the adverse development reinsurance agreement entered into with NICO.

Financing Cash Flow Activities

Net cash used in financing activities in the six-month period ended June 30, 2017 included:

•     approximately $597 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first and second quarters of 2017;

•     approximately $6.0 billion to repurchase approximately 95 million shares of AIG Common Stock; and

•     approximately $1.6 million to repay long-term debt.

These items were partially offset by approximately $2.2 billion in proceeds from the issuance of long-term debt.

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

These items were partially offset by approximately $6.7 billion in proceeds from the issuance of long-term debt.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of June 30, 2017, AIG Parent had approximately $12.3 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales, repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

In the normal course, it is expected that a portion of the capital released by our insurance operations, by our other operations or through the utilization of AIG’s deferred tax assets may be available to support our business strategies, for distribution to shareholders or for liability management.

In developing plans to distribute capital, AIG considers a number of factors, including, but not limited to: AIG’s business and strategic plans, expectations for capital generation and utilization, AIG’s funding capacity and capital resources in comparison to internal benchmarks, as well as rating agency expectations, regulatory standards and internal stress tests for capital.

AIG | Second Quarter 2017 Form 10-Q                150

ITEM 2 |  Liquidity and Capital Resources

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	June 30, 2017	December 31, 2016
Cash and short-term investments(a)	$3,522	$3,950
Unencumbered fixed maturity securities(b)	4,275	4,470
Total AIG Parent liquidity	7,797	8,420
Available capacity under syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$12,297	$12,920

(a)  Cash and short-term investments include reverse repurchase agreements totaling $2.6 billion and $1.0 billion as of June 30, 2017 and December 31, 2016, respectively.

(b)  Unencumbered securities consist of publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

(c)  For additional information relating to this syndicated credit facility see Credit Facilities below.

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

Certain of our U.S. insurance companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. Property Casualty Insurance Companies had outstanding borrowings from the FHLBs in an aggregate amount of approximately $636 million and $733 million at June 30, 2017 and December 31, 2016, respectively.  The outstanding borrowings are being used primarily for interest rate risk management purposes in connection with certain reinsurance arrangements, and the balances are expected to decline as underlying premiums are collected. Our U.S. Life Insurance Companies had no outstanding borrowings in the form of cash advances from the FHLBs at June 30, 2017, and aggregate borrowings in the form of cash advances of approximately $2 million at December 31, 2016. In addition, $606 million and $429 million were due to the FHLB of Dallas at June 30, 2017 and December 31, 2016, respectively, under funding agreements issued by our Institutional Markets business, which were reported in Policyholder contract deposits.

AIG | Second Quarter 2017 Form 10-Q                151

ITEM 2 |  Liquidity and Capital Resources

Certain of our U.S. Life Insurance Companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life Insurance Companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life Insurance Company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life Insurance Companies had $2.4 billion of securities subject to these agreements and $2.5 billion of liabilities to borrowers for collateral received at both June 30, 2017 and December 31, 2016.

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

AIG Parent is party to a CMA with AGC Life Insurance Company. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of AGC Life Insurance Company at or above a specified minimum percentage of its projected NAIC Company Action Level Risk-Based Capital (RBC). As of June 30, 2017, the specified minimum percentage under this CMA was 250 percent.

During 2016, we created a new Switzerland-domiciled international holding company, AIG International Holdings, GmbH (AIGIH), which is intended to be the ultimate holding company for all of our international entities. This international holding company structure is part of our ongoing efforts to simplify our organizational structure, and is expected to facilitate the optimization of our international capital strategy from both a regulatory and tax perspective. Through August 2, 2017, the following international operations have been transferred to AIGIH: Europe, Canada, Asia Pacific and Latin America/Caribbean.

In the six-month period ended June 30, 2017, our Property Casualty Insurance Companies paid approximately $350 million in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. government and government-sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

In the six-month period ended June 30, 2017, the Life Insurance Companies collectively declared a total of $2.0 billion of dividends and return of capital. Of this amount, $677 million was paid in the form of cash, $387 million was paid in the form of fixed maturity securities, and $890 million was retained at an intermediate life insurance holding company to fund tax sharing payments to AIG Parent. The Life Insurance Companies made tax sharing payments to AIG Parent in the six-month period ended June 30, 2017 totaling $2.9 billion in the form of cash and fixed maturity securities, primarily as a result of the Life Insurance Reinsurance Transactions. Fixed maturity securities used to fund dividends and tax sharing payments included U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

Credit Facilities

We maintain a committed, revolving syndicated credit facility as a potential source of liquidity for general corporate purposes. On June 27, 2017, we amended and restated the five-year syndicated credit facility that was entered into on November 5, 2015 (the Previous Facility).  The amended and restated five-year syndicated credit facility (the Facility) provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $4.5 billion without any limits on the type of borrowings and is scheduled to expire in June 2022 (the Previous Facility was scheduled to expire in November 2020).

As of June 30, 2017, a total of $4.5 billion remains available under the Facility. Our ability to borrow under the Facility is not contingent on our credit ratings. However, our ability to borrow under the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to borrow under the Facility from time to time, and may use the proceeds for general corporate purposes.

AIG | Second Quarter 2017 Form 10-Q                152

ITEM 2 |  Liquidity and Capital Resources

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

June 30, 2017		Payments due by Period
	Total	Remainder	2018 -	2020 -
(in millions)	Payments	of 2017	2019	2021	2022	Thereafter
Insurance operations
Loss reserves	$78,210	$5,192	$28,083	$15,436	$5,057	$24,442
Insurance and investment contract liabilities	242,489	7,644	29,178	27,207	12,547	165,913
Borrowings	982	-	-	340	-	642
Interest payments on borrowings	927	25	99	99	50	654
Other long-term obligations	8	1	4	2	1	-
Total	$322,616	$12,862	$57,364	$43,084	$17,655	$191,651
Other
Borrowings	$25,203	$835	$3,346	$3,112	$1,552	$16,358
Interest payments on borrowings	14,461	507	1,969	1,749	756	9,480
Other long-term obligations	206	28	98	41	-	39
Total	$39,870	$1,370	$5,413	$4,902	$2,308	$25,877
Consolidated
Loss reserves	$78,210	$5,192	$28,083	$15,436	$5,057	$24,442
Insurance and investment contract liabilities	242,489	7,644	29,178	27,207	12,547	165,913
Borrowings	26,185	835	3,346	3,452	1,552	17,000
Interest payments on borrowings	15,388	532	2,068	1,848	806	10,134
Other long-term obligations(a)	214	29	102	43	1	39
Total(b)	$362,486	$14,232	$62,777	$47,986	$19,963	$217,528

(a)  Primarily includes contracts to purchase future services and other capital expenditures.

(b)  Does not reflect unrecognized tax benefits of $4.6 billion, the timing of which is uncertain.

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

AIG | Second Quarter 2017 Form 10-Q                153

ITEM 2 |  Liquidity and Capital Resources

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

June 30, 2017		Amount of Commitment Expiring
	Total Amounts	Remainder	2018 -	2020 -
(in millions)	Committed	of 2017	2019	2021	2022	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$63	$33	$18	$-	-	$12
Guarantees of indebtedness	86	80	6	-	-	-
All other guarantees(a)	2	-	-	2	-	-
Commitments:
Investment commitments(b)	2,824	1,902	671	220	-	31
Commitments to extend credit	2,704	1,476	795	426	7	-
Letters of credit	5	5	-	-	-	-
Total(c)	$5,684	$3,496	$1,490	$648	$7	$43
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	139	139	-	-	-	-
All other guarantees	84	-	21	28	14	21
Commitments:
Investment commitments(b)	198	9	30	41	73	45
Commitments to extend credit(e)	500	-	500	-	-	-
Letters of credit	24	24	-	-	-	-
Total(c)(f)	$1,019	$172	$551	$69	$87	$140
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	202	172	18	-	-	12
Guarantees of indebtedness	86	80	6	-	-	-
All other guarantees(a)	86	-	21	30	14	21
Commitments:
Investment commitments(b)	3,022	1,911	701	261	73	76
Commitments to extend credit(e)	3,204	1,476	1,295	426	7	-
Letters of credit	29	29	-	-	-	-
Total(c)(f)	$6,703	$3,668	$2,041	$717	$94	$183

(a)  Includes construction guarantees connected to affordable housing investments by our Life Insurance Companies. Excludes potential amounts for indemnification obligations included in asset sales agreements. For further information on indemnification obligations see Note 11 to the Condensed Consolidated Financial Statements.

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

(e)  Includes a five-year senior unsecured revolving credit facility of up to $500 million between AerCap Ireland Capital Limited, as borrower, and AIG Parent, as lender (the AerCap Credit Facility) scheduled to mature in May 2019. The AerCap Credit Facility permits loans for general corporate purposes. At June 30, 2017, no amounts were outstanding under the AerCap Credit Facility.

AIG | Second Quarter 2017 Form 10-Q                154

ITEM 2 |  Liquidity and Capital Resources

(f)  Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2017 is expected to be approximately $30 million for U.S. and non-U.S. plans.

Arrangements with Variable Interest Entities

We enter into various arrangements with variable interest entities (VIEs) in the normal course of business, and we consolidate a VIE when we are the primary beneficiary of the entity.

For a further discussion of our involvement with VIEs see Note 8 to the Condensed Consolidated Financial Statements.

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

For additional information regarding our indemnification agreements see Note 11 to the Condensed Consolidated Financial Statements.

We have recorded liabilities for certain of these arrangements where it is possible to estimate them. These liabilities are not material in the aggregate. We are unable to develop a reasonable estimate of the maximum potential payout under some of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments under these arrangements.

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Six Months Ended June 30, 2017	December 31,		and	Foreign	Other		June 30,
(in millions)	2016	Issuances	Repayments	Exchange	Changes		2017
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$19,432	$1,108	$-	$140	$6		$20,686
Junior subordinated debt	843	-	-	22	-		865
AIG Japan Holdings Kabushiki Kaisha	330	-	(3)	13	-		340
AIGLH notes and bonds payable	281	-	-	-	-		281
AIGLH junior subordinated debt	361	-	-	-	-		361
Total AIG general borrowings	21,247	1,108	(3)	175	6		22,533
AIG borrowings supported by assets:(a)
MIP notes payable	1,099	-	(606)	44	(1)		536
Series AIGFP matched notes and bonds payable	32	-	-	-	(1)		31
GIAs, at fair value	2,934	271	(354)	-	(2)	(b)	2,849
Notes and bonds payable, at fair value	494	1	(294)	-	35	(b)	236
Total AIG borrowings supported by assets	4,559	272	(1,254)	44	31		3,652
Total debt issued or guaranteed by AIG	25,806	1,380	(1,257)	219	37		26,185
Debt not guaranteed by AIG:
Other subsidiaries' notes, bonds, loans and
mortgages payable(c)	735	-	(98)	-	(1)		636
Debt of consolidated investments(d)	4,371	841	(318)	(15)	112	(e) (f)	4,991
Total debt not guaranteed by AIG	5,106	841	(416)	(15)	111		5,627
Total debt	$30,912	$2,221	$(1,673)	$204	$148		$31,812

(a)  AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $2.1 billion and $2.2 billion at June 30, 2017 and December 31, 2016, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  Includes primarily borrowings with Federal Home Loan Banks by our U.S. insurance companies.  These borrowings are short term in nature and related activity is presented net of issuances and maturities and repayments.

(d)  At June 30, 2017, includes debt of consolidated investment vehicles related to real estate investments of $1.9 billion, affordable housing partnership investments of $1.9 billion and other securitization vehicles of $1.2 billion. At December 31, 2016, includes debt of consolidated investment vehicles related to real estate investments of $1.9 billion, affordable housing partnership investments of $1.7 billion and other securitization vehicles of $771 million.

AIG | Second Quarter 2017 Form 10-Q                155

ITEM 2 |  Liquidity and Capital Resources

(e)  Includes the effect of consolidating previously unconsolidated partnerships.

(f)  Includes $6 million related to certain real estate investments that were reclassified to Liabilities held for sale at June 30, 2017.

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at June 30, 2017 of AIG (excluding $5.0 billion of borrowings of consolidated investments) for the next four quarters:

	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter
(in millions)	2017	2017	2018	2018	Total
AIG general borrowings*	$290	$177	$1,107	$-	$1,574
AIG borrowings supported by assets	157	211	27	350	745
Other subsidiaries' notes, bonds, loans and
mortgages payable	191	256	189	-	636
Total	$638	$644	$1,323	$350	$2,955

*    On July 17, 2017, we redeemed $290 million aggregate principal amount of our outstanding 4.90% Callable Notes Due July 17, 2045 at a redemption price equal to 100 percent of the principal amount. Accordingly, in the table above, these instruments are reported as maturing in the third quarter of 2017 instead of their original maturity date.

AIG | Second Quarter 2017 Form 10-Q                156

ITEM 2 |  Liquidity and Capital Resources

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $5.0 billion in borrowings of debt of consolidated investments:

June 30, 2017		Remainder	Year Ending
(in millions)	Total	of 2017	2018	2019	2020	2021	2022	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable*	$20,686	$467	$1,107	$998	$1,343	$1,495	$1,505	$13,771
Junior subordinated debt	865	-	-	-	-	-	-	865
AIG Japan Holdings Kabushiki Kaisha	340	-	-	-	117	223	-	-
AIGLH notes and bonds payable	281	-	-	-	-	-	-	281
AIGLH junior subordinated debt	361	-	-	-	-	-	-	361
Total AIG general borrowings	22,533	467	1,107	998	1,460	1,718	1,505	15,278
AIG borrowings supported by assets:
MIP notes payable	536	178	358	-	-	-	-	-
Series AIGFP matched notes and
bonds payable	31	10	-	-	-	-	-	21
GIAs, at fair value	2,849	119	498	265	31	243	47	1,646
Notes and bonds payable, at fair value	236	61	120	-	-	-	-	55
Total AIG borrowings supported by assets	3,652	368	976	265	31	243	47	1,722
Total debt issued or guaranteed by AIG	26,185	835	2,083	1,263	1,491	1,961	1,552	17,000
Other subsidiaries notes, bonds, loans
and mortgages payable	636	447	189	-	-	-	-	-
Total	$26,821	$1,282	$2,272	$1,263	$1,491	$1,961	$1,552	$17,000

*    On July 17, 2017, we redeemed $290 million aggregate principal amount of our outstanding 4.90% Callable Notes Due July 17, 2045 at a redemption price equal to 100 percent of the principal amount. Accordingly, in the table above, these instruments are reported as maturing in the remainder of 2017 instead of their original maturity date.

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of July 28, 2017. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

	Short-Term Debt		Senior Long-Term Debt
	Moody’s	S&P	Moody’s(a)	S&P(b)	Fitch(c)
AIG	P-2 (2nd of 3)	A-2 (2nd of 8)	Baa 1 (4th of 9)	BBB+ (4th of 9)	BBB+ (4th of 9)
	Stable Outlook		Stable Outlook	Negative Outlook	Negative Outlook
AIG Financial Products Corp.(d)	P-2	A-2	Baa 1	BBB+	-
	Stable Outlook		Stable Outlook	Negative Outlook

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

AIG | Second Quarter 2017 Form 10-Q                157

ITEM 2 |  Liquidity and Capital Resources

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

For a discussion of the effects of downgrades in our credit ratings see Note 9 to the Condensed Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in our 2016 Annual Report.

FINANCIAL STRENGTH Ratings

Financial Strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy.  The following table presents the ratings of our significant insurance subsidiaries as of July 28, 2017.

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

For a discussion of the effects of downgrades in our financial strength ratings see Note 9 to the Condensed Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in our 2016 Annual Report.

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources see Part I, Item 1. Business — Regulation and Part I, Item 1A. Risk Factors — Regulation in our 2016 Annual Report, and Part I, Item 2. MD&A – Regulatory Environment in this Quarterly Report on Form 10-Q.

Dividends and Repurchases of AIG Common Stock

On February 14, 2017, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2017 to shareholders of record on March 15, 2017. On May 3, 2017, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 28, 2017 to shareholders of record on June 14, 2017.  On August 2, 2017, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 29, 2017 to shareholders of record on September 15, 2017. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, including the regulatory framework applicable to us, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors approved an additional increase of $2.5 billion to the share repurchase authorization.  As of August 2, 2017, approximately $2.5 billion remained under the authorization.  Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, including the regulatory framework applicable to us.

During the six-month period ended June 30, 2017, we repurchased approximately 95 million shares of AIG Common Stock for an aggregate purchase price of approximately $6.0 billion pursuant to this authorization.

AIG | Second Quarter 2017 Form 10-Q                158

ITEM 2 |  Liquidity and Capital Resources

Dividend Restrictions

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities.

For a discussion of restrictions on payments of dividends by our subsidiaries see Note 19 to the Consolidated Financial Statements in the 2016 Annual Report.

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

For a further discussion of AIG’s risk management program see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2016 Annual Report.

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

For further information on our credit concentrations and credit exposures see Investments – Available for Sale Securities.

AIG | Second Quarter 2017 Form 10-Q                159

ITEM 7 | Enterprise Risk Management

Our credit risk management framework incorporates the following elements:

Risk Identification	including the ongoing capture and monitoring of all existing, contingent, potential and emerging credit risk exposures, whether funded or unfunded
Risk Measurement	comprising risk ratings, default probabilities, loss given default and expected loss parameters, exposure calculations, stress testing and other risk analytics
Risk Limits

including, but not limited to, a system of single obligor or risk group-based AIG-wide house limits and sub-limits for corporates, financial institutions, sovereigns and sub-sovereigns when appropriate and a defined process for identifying, evaluating, documenting and approving, if appropriate, breaches of and exceptions to such limits

Risk Delegations	a comprehensive credit risk delegation framework from the AIG Chief Credit Officer (CCO) to authorized credit professionals throughout the company
Risk Evaluation, Monitoring and Reporting	including the ongoing analysis and assessment of credit risks, trending of those risks and reporting of other key risk metrics and limits to the AIG CCO and senior management, as may be required
Credit Reserving

including but not limited to development of a proper framework, policies and procedures for establishing accurate identification of (i) Allowance for Loan and Lease Losses, and (ii) other-than-temporary impairments for securities portfolios

Market Risk Management

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

AIG | Second Quarter 2017 Form 10-Q                160

ITEM 7 | Enterprise Risk Management

Each of the following systemic risks is considered a market risk:

Equity prices

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

Residential and commercial real estate values

Our investment portfolios are exposed to the risk of changing values in a variety of residential and commercial real estate investments. Changes in residential/commercial real estate prices can affect the valuation of residential/commercial mortgages, residential/commercial mortgage‑backed securities and other structured securities with underlying assets that include residential/commercial mortgages, trusts that include residential/commercial real estate and/or mortgages, residential mortgage insurance and reinsurance contracts and commercial real estate investments.

Interest rates

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

Credit spreads

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

Foreign exchange (FX) rates

We are a globally diversified enterprise with income, assets and liabilities denominated in, and capital deployed in, a variety of currencies. Changes in FX rates can affect the valuation of a broad range of balance sheet and income statement items as well as the settlement of cash flows exchanged in specific transactions.

Commodity Prices

Changes in commodity prices (the value of commodities) can affect the valuation of publicly‑traded commodities, commodity indices and derivatives on commodities and commodity indices. We are exposed to commodity prices primarily through their impact on the prices and credit quality of commodity producers’ debt and equity securities in our investment portfolio.

Inflation

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

AIG | Second Quarter 2017 Form 10-Q                161

ITEM 7 | Enterprise Risk Management

We use a number of approaches to measure our market risk exposure, including:

Examples include:
Sensitivity analysis	measures the impact from a unit change in a market risk input

•     a one basis point increase in yield on fixed maturity securities,

•     a one basis point increase in credit spreads of fixed maturity securities, and

•     a one percent increase in prices of equity securities.

Scenario analysis	uses historical, hypothetical, or forward‑looking macroeconomic scenarios to assess and report exposures

•     a 100 basis point parallel shift in the yield curve, or

•     a 20 percent immediate and simultaneous decrease in world‑wide equity markets.

Scenarios may also utilize a stochastic framework to arrive at a probability distribution of losses.

Stress testing	a special form of scenario analysis in which the scenarios are designed to lead to a material adverse outcome	• the stock market crash of October 1987 or the widening of yields or spreads of RMBS or CMBS during 2008.

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Balance Sheet Effect
	June 30,		December 31,		June 30,	December 31,
(dollars in millions)	2017		2016		2017	2016
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	244,937		251,784		(14,609)	(14,745)
Mortgage and other loans receivable	26,140		25,113		(1,514)	(1,352)
Preferred stock	14		17		(1)	(1)
Total interest rate sensitive assets	$271,091	(a)	$276,914	(a)	$(16,124)	$(16,098)
Sensitivity factor					20% decline in stock prices and value of
					alternative investments
Equity and alternative investments exposure:
Real estate investments	7,188		6,900		(1,438)	(1,380)
Hedge funds	6,782		7,249		(1,356)	(1,450)
Private equity	5,714		6,130		(1,143)	(1,226)
Common equity	1,096		1,369		(219)	(274)
PICC Investment	468		439		(94)	(88)
Aircraft asset investments	243		321		(49)	(64)
Other investments	581		946		(115)	(189)
Total equity and alternative investments
exposure	$22,072		$23,354		$(4,414)	$(4,671)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Great Britain pound	1,765		2,274		(177)	(227)
Japanese yen	938		2,345		(94)	(235)
Euro	762		2,000		(76)	(200)
All other foreign currencies	2,521		3,210		(252)	(321)
Total foreign currency-denominated net
asset position(b)	$5,986		$9,829		$(599)	$(983)

(a)  At June 30, 2017, the analysis covered $271.1 billion of $286.6 billion interest-rate sensitive assets. Excluded were $8.5 billion of loans and $2.1 billion of investments in life settlements. In addition, $4.9 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2016, the analysis covered $276.9 billion of $292.5 billion interest-rate sensitive assets. Excluded were $8.1 billion of loans and $2.5 billion of investments in life settlements. In addition, $5.0 billion of assets across various asset categories were excluded due to modeling limitations.

(b)  The majority of the foreign currency exposure is reported on a one quarter lag.

AIG | Second Quarter 2017 Form 10-Q                162

ITEM 7 | Enterprise Risk Management

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

Our foreign currency-denominated net asset position at June 30, 2017, decreased by $3.8 billion compared to December 31, 2016. The decrease was primarily due to a $1.4 billion decrease in our Japanese yen position primarily due to the sale of Fuji Life; a $1.2 billion decrease in our euro position primarily due to the issuance of €1.0 billion euro denominated debt; and a $509 million decrease in our British pound position primarily due to the sale of AIG Europe Limited United Kingdom assets as part of the balance sheet foreign exchange rebalancing.

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

Risk Identification

The following sources of liquidity and funding risks could impact our ability to meet short-term financial obligations as they come due.

Market/Monetization Risk	Assets may not be readily transformed into cash due to unfavorable market conditions. Market liquidity risk may limit our ability to sell assets at reasonable values to meet liquidity needs.
Cash Flow Mismatch Risk	Discrete and cumulative cash flow mismatches or gaps over short-term horizons under both expected and adverse business conditions may create future liquidity shortfalls.
Event Funding Risk

Additional funding may be required as the result of a trigger event. Event funding risk comes in many forms and may result from a downgrade in credit ratings, a market event, or some other event that creates a funding obligation or limits existing funding options.

Financing Risk	We may be unable to raise additional cash on a secured or unsecured basis due to unfavorable market conditions, AIG-specific issues, or any other issue that impedes access to additional funding.

AIG | Second Quarter 2017 Form 10-Q                163

ITEM 7 | Enterprise Risk Management

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

Minimum Liquidity Limits

Minimum Liquidity Limits specify the amount of assets required to be maintained in specific liquidity portfolios to meet obligations as they arise over a specified time horizon under stressed liquidity conditions.

Coverage Ratios

Coverage Ratios measure the adequacy of available liquidity sources, including the ability to monetize assets to meet the forecasted cash flows over a specified time horizon. The portfolio of assets is selected based on our ability to convert those assets into cash under the assumed market conditions and within the specified time horizon.

Cash Flow Forecasts	Cash Flow Forecasts measure the liquidity needed for a specific legal entity over a specified time horizon.
Stress Testing	Asset liquidity and Coverage Ratios are re-measured under defined liquidity stress scenarios that will impact net cash flows, liquid assets and/or other funding sources.

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

The U.S. Treasury Department and the Office of the U.S. Trade Representative, on behalf of the U.S., as well as the European Commission, representing the European Union, formally announced on July 14, 2017 that both parties intend to sign the bilateral Covered Agreement, which is intended to address the issue of U.S. equivalency with Solvency II as well as other (re)insurance regulatory issues. While the signatures by both parties will allow for the provisional application of the agreement, the agreement will still be subject to approval by the European Parliament before it enters into force. Other aspects of the agreement remain subject to an implementation timetable in the U.S. and the European Union, which may delay or even prevent the agreement from being fully implemented.  In particular, the U.S. states will be given a period of five years to comply with the agreement’s reinsurance collateral provisions. The agreement may be terminated (following mandatory consultation) by notice from one party to the other effective in 180 days, or at such time as the parties may agree.

On July 18, 2017, the UK Prudential Regulation Authority formally approved, with immediate effect, a Group Partial Internal Model for AIG Holdings Europe Limited (AHEL). This enables AIG’s principal insurance company in Europe, AIG Europe Limited (AEL) to use its own bespoke internal model to calculate Solvency II’s regulatory capital requirements in place of the “Standard Formula”.  Implementation of the internal model is expected to have a beneficial impact on AIG, AHEL and AEL’s regulatory capital requirements.

For additional information about the DOL Fiduciary Rule see Item 2. Executive Summary – Department of Labor Fiduciary Duty Rule.

In addition to the information set forth in this Quarterly Report on Form 10-Q, our regulatory status is also discussed in Part I, Item 2. MD&A – Regulatory Environment in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and Part I, Item 1. Business – Regulation, Part I, Item 1A. Risk Factors – Regulation and Note 18 to the Consolidated Financial Statements in the 2016 Annual Report.

AIG | Second Quarter 2017 Form 10-Q                164

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

Additional premium Represents a premium on an insurance policy over and above the initial premium imposed at the beginning of the policy. An additional premium may be assessed if the insured’s risk is found to have increased significantly.

Assets under administration  include assets under management and Retail Mutual Funds and Group Retirement mutual fund assets that we sell or administer. Assets under management include assets in the general and separate accounts of our subsidiaries that support liabilities and surplus related to our life and annuity insurance products and the notional value of stable value wrap contracts.

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

Book value per common share, excluding accumulated other comprehensive income (AOCI) and Book value per common share, excluding AOCI and deferred tax assets (DTA) (Adjusted book value per common share) are non-GAAP measures and are used to show the amount of our net worth on a per-share basis. Book value per common share excluding AOCI is derived by dividing total AIG shareholders’ equity, excluding AOCI, by total common shares outstanding. Adjusted book value per common share is derived by dividing total AIG shareholders’ equity, excluding AOCI and DTA (Adjusted Shareholders’ Equity), by total common shares outstanding.

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

AIG | Second Quarter 2017 Form 10-Q                 165

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

Life Insurance Companies include the following major operating companies: American General, VALIC and U.S. Life.

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

AIG | Second Quarter 2017 Form 10-Q                166

Glossary

Premiums and deposits – Individual Retirement, Group Retirement and Life Insurance include direct and assumed amounts received on traditional life insurance policies and group benefit policies, and deposits on life-contingent payout annuities, as well as deposits received on universal life, investment-type annuity contracts and mutual funds.

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

Retroactive Reinsurance S ee Deferred Gain on Retroactive Reinsurance.

Return on equity – After-tax operating income excluding AOCI and DTA (Adjusted Return on Equity)  is a non-GAAP measure and is used to show the rate of return on shareholders’ equity. Adjusted Return on Equity is derived by dividing actual or annualized after-tax operating income attributable to AIG by average Adjusted Shareholders’ Equity.

Return premium represents amounts given back to the insured in the case of a cancellation, an adjustment to the rate or an overpayment of an advance premium.

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

VOBA  Value of Business Acquired  Present value of projected future gross profits from in-force policies of acquired businesses.

AIG | Second Quarter 2017 Form 10-Q                 167

Acronyms

Acronyms

A&H Accident and Health Insurance	GMWB Guaranteed Minimum Withdrawal Benefits
ABS Asset-Backed Securities	ISDA International Swaps and Derivatives Association, Inc.
CDO Collateralized Debt Obligations	Moody's Moody's Investors’ Service Inc.
CDS Credit Default Swap	NAIC National Association of Insurance Commissioners
CMA Capital Maintenance Agreement	NM Not Meaningful
CMBS Commercial Mortgage-Backed Securities	OTC Over-the-Counter
EGPs Estimated gross profits	OTTI Other-Than-Temporary Impairment
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting principles generally accepted in the United States of America	SEC Securities and Exchange Commission
GMDB Guaranteed Minimum Death Benefits	URR Unearned revenue reserve
GMIB Guaranteed Minimum Income Benefits	VIE Variable Interest Entity

AIG | Second Quarter 2017 Form 10-Q                168

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4 | Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that AIG’s disclosure controls and procedures were effective as of June 30, 2017.

There has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

AIG | Second Quarter 2017 Form 10-Q                 169

Part II – Other Information

ITEM 1 | Legal Proceedings

For a discussion of legal proceedings see Note 11 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A | Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2016 Annual Report.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock and warrants to purchase AIG Common Stock during the three months ended June 30, 2017:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
April 1 – 30	16,069,804	$60.98	16,069,804	$1,476
May 1 – 31	18,376,303	61.91	18,376,303	2,838
June 1 – 30	4,691,791	63.54	4,691,791	2,522
Total*	39,137,898	$61.72	39,137,898	$2,522

*    On May 3, 2017, our Board of Directors authorized an additional increase of $2.5 billion to the share repurchase authorization.  As of August 2, 2017, approximately $2.5 billion remained under the authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, including the regulatory framework applicable to us.

During the three-month period ended June 30, 2017, we repurchased approximately 39 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $2.4 billion.

ITEM 4 | Mine Safety Disclosures

Not applicable.

AIG | Second Quarter 2017 Form 10-Q                170

ITEM 5 | Other Information

AIG’s Board of Directors has established May 9, 2018 as the date of AIG’s 2018 Annual Meeting of Shareholders (2018 Annual Meeting), which represents a change of more than thirty days from the date of the 2017 Annual Meeting of Shareholders.  As a result, the deadline for submission of proposals intended for inclusion in AIG’s 2018 Proxy Statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 (Exchange Act Rule 14a-8) set forth in AIG’s definitive proxy statement filed with the SEC on May 19, 2017 no longer applies.

Proposals intended for inclusion in AIG’s 2018 Proxy Statement pursuant to Exchange Act Rule 14a-8 should be sent to the Secretary of AIG at 175 Water Street, New York, New York 10038 and must be received by November 29, 2017 (which AIG believes is a reasonable time before AIG begins to print and send its proxy materials).

Additionally, notice of director nominees submitted for inclusion in AIG’s 2018 Proxy Statement pursuant to the proxy access provision of AIG’s By-laws must be delivered to the Secretary of AIG at 175 Water Street, New York, New York 10038 and must be received by January 9, 2018. The notice of director nominees must include all of the information required by AIG’s By-laws.

Under AIG’s By-laws, notice of any other shareholder proposal or the nomination of a candidate for election as a director to be made at the 2018 Annual Meeting and not submitted for inclusion in AIG’s 2018 Proxy Statement pursuant to Exchange Act Rule 14a-8 or the proxy access provisions of AIG’s By-laws must be delivered to the Secretary of AIG at 175 Water Street, New York, New York 10038 and must be received by February 8, 2018. The notice must include all of the information required by AIG’s By-laws.

ITEM 6 | Exhibits

See accompanying Exhibit Index.

AIG | Second Quarter 2017 Form 10-Q                171

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SIDDHARTHA SANKARAN
Siddhartha Sankaran
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

/s/ ELIAS F. HABAYEB
Elias F. Habayeb
Senior Vice President,
Deputy Chief Financial Officer and
Group Controller
(Principal Accounting Officer)

Dated: August 3, 2017

AIG | Second Quarter 2017 Form 10-Q                172

Exhibit Index

Exhibit Number	Description	Location
3	(1) Amended and Restated Certificate of Incorporation of American International Group, Inc.	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on June 28, 2017 (File No. 1-8787).
4	(1) Thirty-Fourth Supplemental Indenture, dated June 21, 2017, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on June 21, 2017 (File No. 1-8787).
(2) Form of the Notes (included in Exhibit 4.1)
10	(1) Letter Agreement, dated May 14, 2017, between American International Group, Inc. and Brian Duperreault*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on May 15, 2017 (File No. 1-8787).
	(2) Form of Stock Option Award Agreement, between American International Group, Inc. and Brian Duperreault*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on May 15, 2017 (File No. 1-8787).
	(3) Investor Rights Agreement, dated as of December 31, 2016, between Arch Capital Group Ltd. and American International Group, Inc.	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on June 12, 2017 (File No. 1-8787).

(4) Amendment No. 1 to the Investor Rights Agreement, dated as of June 8, 2017, among Arch Capital Group Ltd., American International Group, Inc., American Home Assurance Company, Lexington Insurance Company and National Union Fire Insurance Company of Pittsburgh, Pa.

Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on June 12, 2017 (File No. 1-8787).

(5) Fourth Amended and Restated Credit Agreement, dated as of June 27, 2017, among American International Group, Inc., the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan, as Administrative Agent, and each Several L/C Agent party thereto

Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on June 27, 2017 (File No. 1-8787).
	(6) Letter Agreement, dated July 3, 2017, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
	(7) Non-Solicitation and Non-Disclosure Agreement, dated July 5, 2017, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
	(8) Form of Stock Option Award Agreement, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
	(9) Letter Agreement, dated June 28, 2017, between American International Group, Inc. and Seraina Macia*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 18, 2017 (File No. 1-8787).
	(10) Non-Solicitation and Non-Disclosure Agreement, dated July 12, 2017, between American International Group, Inc. and Seraina Macia*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on July 18, 2017 (File No. 1-8787).
11	Statement re: Computation of Per Share Earnings	Included in Note 13 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 and (vi) the Notes to the Condensed Consolidated Financial Statements

Filed herewith.

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

AIG | Second Quarter 2017 Form 10-Q                173