Form 10-Q
period 2017-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2017-11-03
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017	Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

As of October 30, 2017, there were 898,959,371 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

September 30, 2017

AIG | Third Quarter 2017 Form 10-Q                1

Part I – Financial Information

Item 1. | Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in millions, except for share data)	2017	2016
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2017 - $224,143; 2016 - $232,241)	$237,771	$241,537
Other bond securities, at fair value (See Note 6)	12,653	13,998
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2017 - $1,274; 2016 - $1,697)	1,707	2,078
Other common and preferred stock, at fair value (See Note 6)	538	482
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2017 - $5; 2016 - $11)	36,089	33,240
Other invested assets (portion measured at fair value: 2017 - $6,503; 2016 - $6,946)	22,590	24,538
Short-term investments (portion measured at fair value: 2017 - $2,603; 2016 - $3,341)	9,775	12,302
Total investments	321,123	328,175

Cash	2,433	1,868
Accrued investment income	2,416	2,495
Premiums and other receivables, net of allowance	11,156	10,465
Reinsurance assets, net of allowance	34,429	21,901
Deferred income taxes	20,954	21,332
Deferred policy acquisition costs	10,938	11,042
Other assets, including restricted cash of $219 in 2017 and $193 in 2016
(portion measured at fair value: 2017 - $900; 2016 - $1,809)	10,324	10,815
Separate account assets, at fair value	89,300	82,972
Assets held for sale	-	7,199
Total assets	$503,073	$498,264
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$80,087	$77,077
Unearned premiums	20,135	19,634
Future policy benefits for life and accident and health insurance contracts	44,055	42,204
Policyholder contract deposits (portion measured at fair value: 2017 - $3,988; 2016 - $3,058)	134,514	132,216
Other policyholder funds (portion measured at fair value: 2017 - $0; 2016 - $5)	3,678	3,989
Other liabilities (portion measured at fair value: 2017 - $1,220; 2016 - $2,016)	27,253	26,296
Long-term debt (portion measured at fair value: 2017 - $2,998; 2016 - $3,428)	31,039	30,912
Separate account liabilities	89,300	82,972
Liabilities held for sale	-	6,106
Total liabilities	430,061	421,406
Contingencies, commitments and guarantees (See Note 11)

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2017 - 1,906,671,492 and
2016 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2017 - 1,007,791,405 shares; 2016 - 911,335,651 shares of common stock	(47,602)	(41,471)
Additional paid-in capital	80,976	81,064
Retained earnings	28,389	28,711
Accumulated other comprehensive income	5,939	3,230
Total AIG shareholders’ equity	72,468	76,300
Non-redeemable noncontrolling interests	544	558
Total equity	73,012	76,858
Total liabilities and equity	$503,073	$498,264

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Third Quarter 2017 Form 10-Q                2

American International Group, Inc.

Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share data)	2017	2016	2017	2016
Revenues:
Premiums	$8,063	$8,581	$23,459	$26,138
Policy fees	728	646	2,177	2,029
Net investment income	3,416	3,783	10,715	10,479
Net realized capital losses:
Total other-than-temporary impairments on available for sale securities	(66)	(58)	(138)	(332)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income	(8)	(14)	(57)	(36)
Net other-than-temporary impairments on available for sale
securities recognized in net income (loss)	(74)	(72)	(195)	(368)
Other realized capital losses	(848)	(693)	(911)	(461)
Total net realized capital losses	(922)	(765)	(1,106)	(829)
Other income	466	609	1,640	1,540
Total revenues	11,751	12,854	36,885	39,357
Benefits, losses and expenses:
Policyholder benefits and losses incurred	10,322	7,489	22,653	20,748
Interest credited to policyholder account balances	867	887	2,683	2,798
Amortization of deferred policy acquisition costs	912	1,018	3,135	3,625
General operating and other expenses	2,149	2,536	6,774	8,125
Interest expense	290	329	880	955
(Gain) loss on extinguishment of debt	1	(14)	(4)	76
Net (gain) loss on sale of divested businesses	13	(128)	173	(351)
Total benefits, losses and expenses	14,554	12,117	36,294	35,976
Income (loss) from continuing operations before
income tax expense (benefit)	(2,803)	737	591	3,381
Income tax expense (benefit)	(1,091)	304	(18)	1,170
Income (loss) from continuing operations	(1,712)	433	609	2,211
Income (loss) from discontinued operations, net of income tax expense	(1)	3	7	(54)
Net income (loss)	(1,713)	436	616	2,157
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	26	(26)	40	(35)
Net income (loss) attributable to AIG	$(1,739)	$462	$576	$2,192

Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$(1.91)	$0.43	$0.60	$2.02
Income (loss) from discontinued operations	$-	$-	$0.01	$(0.05)
Net income (loss) attributable to AIG	$(1.91)	$0.43	$0.61	$1.97
Diluted:
Income (loss) from continuing operations	$(1.91)	$0.42	$0.59	$1.97
Income (loss) from discontinued operations	$-	$-	$0.01	$(0.05)
Net income (loss) attributable to AIG	$(1.91)	$0.42	$0.60	$1.92
Weighted average shares outstanding:
Basic	908,667,044	1,071,295,892	938,130,832	1,113,650,878
Diluted	908,667,044	1,102,400,770	961,295,946	1,142,700,207
Dividends declared per common share	$0.32	$0.32	$0.96	$0.96

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Third Quarter 2017 Form 10-Q                3

American International Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Net income (loss)	$(1,713)	$436	$616	$2,157
Other comprehensive income, net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which other-than-temporary credit impairments were taken	97	217	330	(110)
Change in unrealized appreciation of all other investments	492	466	1,840	6,302
Change in foreign currency translation adjustments	325	111	447	332
Change in retirement plan liabilities adjustment	63	4	92	(4)
Other comprehensive income	977	798	2,709	6,520
Comprehensive income (loss)	(736)	1,234	3,325	8,677
Comprehensive income (loss) attributable to noncontrolling interests	26	(26)	40	(35)
Comprehensive income (loss) attributable to AIG	$(762)	$1,260	$3,285	$8,712

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Third Quarter 2017 Form 10-Q                4

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Nine Months Ended September 30, 2017
Balance, beginning of year	$4,766	$(41,471)	$81,064	$28,711	$3,230	$76,300	$558	$76,858
Common stock issued under stock plans	-	140	(304)	-	-	(164)	-	(164)
Purchase of common stock	-	(6,275)	-	-	-	(6,275)	-	(6,275)
Net income attributable to AIG or
noncontrolling interests	-	-	-	576	-	576	40	616
Dividends	-	-	-	(884)	-	(884)	-	(884)
Other comprehensive income	-	-	-	-	2,709	2,709	-	2,709
Current and deferred income taxes	-	-	(4)	-	-	(4)	-	(4)
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	78	78
Contributions from noncontrolling interests	-	-	-	-	-	-	13	13
Distributions to noncontrolling interests	-	-	-	-	-	-	(131)	(131)
Other	-	4	220	(14)	-	210	(14)	196
Balance, end of period	$4,766	$(47,602)	$80,976	$28,389	$5,939	$72,468	$544	$73,012

Nine Months Ended September 30, 2016
Balance, beginning of year	$4,766	$(30,098)	$81,510	$30,943	$2,537	$89,658	$552	$90,210
Common stock issued under stock plans	-	86	(173)	-	-	(87)	-	(87)
Purchase of common stock	-	(8,506)	-	-	-	(8,506)	-	(8,506)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	2,192	-	2,192	(35)	2,157
Dividends	-	-	-	(1,051)	-	(1,051)	-	(1,051)
Other comprehensive income (loss)	-	-	-	-	6,520	6,520	-	6,520
Current and deferred income taxes	-	-	19	-	-	19	-	19
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	9	9
Contributions from noncontrolling interests	-	-	-	-	-	-	4	4
Distributions to noncontrolling interests	-	-	-	-	-	-	(31)	(31)
Other	-	-	(75)	(7)	-	(82)	3	(79)
Balance, end of period	$4,766	$(38,518)	$81,281	$32,077	$9,057	$88,663	$502	$89,165

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Third Quarter 2017 Form 10-Q                5

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2017	2016
Cash flows from operating activities:
Net income	$616	$2,157
(Income) loss from discontinued operations	(7)	54
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net gains on sales of securities available for sale and other assets	(404)	(1,125)
Net (gain) loss on sale of divested businesses	173	(351)
(Gains) losses on extinguishment of debt	(4)	76
Unrealized losses in earnings - net	251	1,396
Equity in (income) loss from equity method investments, net of dividends or distributions	(338)	50
Depreciation and other amortization	2,806	2,814
Impairments of assets	669	872
Changes in operating assets and liabilities:
Insurance reserves	4,448	700
Premiums and other receivables and payables - net	300	347
Reinsurance assets and funds held under reinsurance treaties	(12,705)	(1,234)
Capitalization of deferred policy acquisition costs	(3,593)	(3,598)
Current and deferred income taxes - net	(508)	962
Other, net	(899)	(1,367)
Total adjustments	(9,804)	(458)
Net cash provided by (used in) operating activities	(9,195)	1,753
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	27,733	22,077
Other securities	2,647	3,367
Other invested assets	4,396	5,255
Divested businesses, net	605	-
Maturities of fixed maturity securities available for sale	22,126	18,210
Principal payments received on and sales of mortgage and other loans receivable	3,932	4,435
Purchases of:
Available for sale securities	(38,717)	(42,572)
Other securities	(355)	(557)
Other invested assets	(2,359)	(2,472)
Mortgage and other loans receivable	(6,517)	(7,784)
Net change in restricted cash	(23)	(49)
Net change in short-term investments	2,815	(855)
Other, net	(1,509)	1,270
Net cash provided by investing activities	14,774	325
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	13,164	13,584
Policyholder contract withdrawals	(11,363)	(9,986)
Issuance of long-term debt	2,405	11,430
Repayments of long-term debt	(2,751)	(7,683)
Purchase of common stock	(6,275)	(8,506)
Dividends paid	(884)	(1,051)
Other, net	578	915
Net cash used in financing activities	(5,126)	(1,297)
Effect of exchange rate changes on cash	(21)	88
Net increase in cash	432	869
Cash at beginning of year	1,868	1,629
Change in cash of businesses held for sale	133	-
Cash at end of period	$2,433	$2,498

Supplementary Disclosure of Condensed Consolidated Cash Flow Information
Cash paid during the period for:
Interest	$1,046	$1,009
Taxes	$490	$208
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,494	$2,691

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Third Quarter 2017 Form 10-Q                6

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

Interim-period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2017 and prior to the issuance of these Condensed Consolidated Financial Statements.

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

AIG | Third Quarter 2017 Form 10-Q                7

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

We have developed an implementation plan to adopt this standard using the modified retrospective approach on its required effective date of January 1, 2018.  Our analysis of revenues indicates that substantially all of our revenues are from sources excluded from the scope of the standard.  For those revenue sources within the scope of the standard, we do not expect material changes in the timing or measurement of revenues based upon our current interpretation of the guidance. We continue to refine our assessment of the impacts this standard is expected to have on our applicable revenue sources, financial statements and related disclosures.  However, as substantially all of our revenue sources are excluded from the scope of the standard, we do not expect the adoption of the standard to have a material effect on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

AIG | Third Quarter 2017 Form 10-Q                8

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

We will adopt this standard on its effective date of January 1, 2018.  Based on our initial review, substantially all of our assets and liabilities are not within the scope of the standard. We do not expect the adoption of the standard to have a material effect on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

Leases

In February 2016, the FASB issued an accounting standard that will require lessees with lease terms of more than 12 months to recognize a right of use asset and a corresponding lease liability on their balance sheets. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating leases or finance leases.

We plan to adopt the standard on its effective date of January 1, 2019 using a modified retrospective approach upon adoption. We are currently quantifying the expected recognition on our balance sheet for a right to use asset and a lease liability as required by the standard. We do not expect the impact of the standard to have a material effect on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

Financial Instruments - Credit Losses

In June 2016, the FASB issued an accounting standard that will change how entities account for credit losses for most financial assets, trade receivables and reinsurance receivables.  The standard will replace the existing incurred loss impairment model with a new “current expected credit loss model” that generally will result in earlier recognition of credit losses.  The standard will apply to financial assets subject to credit losses, including loans measured at amortized cost, reinsurance receivables and certain off-balance sheet credit exposures.  Additionally, the impairment of available-for-sale debt securities, including purchased credit deteriorated securities, are subject to the new guidance and will be measured in a similar manner, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  The standard will also require additional information to be disclosed in the footnotes.

The standard is effective on January 1, 2020, with early adoption permitted on January 1, 2019.  We are continuing to develop our implementation plan to adopt the standard and are assessing the impact of the standard on our reported consolidated financial condition, results of operations, cash flows and required disclosures.  While we expect an increase in our allowances for credit losses for the financial instruments within scope of the standard, given the objective of the new standard, the amount of any change will be dependent on our portfolios’ composition and quality at the adoption date as well as economic conditions and forecasts at that time.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued an accounting standard that addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide clarity on the treatment of eight specifically defined types of cash inflows and outflows. The standard is effective on January 1, 2018 using a retrospective transition method to each period presented or prospectively if adoption of an issue is impracticable.

We continue to refine our analysis of certain cash flow types and intend to adopt this standard on its required effective date of January 1, 2018.  The standard addresses presentation in the statement of cash flows only and will have no effect on our reported consolidated financial condition, results of operations or required disclosures.

Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB issued an accounting standard that will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party.

We plan to adopt the standard on its effective date of January 1, 2018 using a modified retrospective approach upon adoption.  We are assessing the impact of the standard on our reported consolidated financial condition, results of operations, cash flows and required disclosures.

AIG | Third Quarter 2017 Form 10-Q                9

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

We plan to adopt the standard retrospectively on its effective date of January 1, 2018. The standard addresses presentation of restricted cash in the Statement of Cash Flows only and will have no effect on our reported consolidated financial condition, results of operations or required disclosures.

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

The standard is effective on January 1, 2018, with early adoption permitted.  We are evaluating the timing of adoption and are assessing the impact of the standard on our reported consolidated financial condition, results of operations and cash flows.  Because the standard requires prospective adoption, the impact is dependent on future acquisitions, dispositions and those entities that we consolidate due to obtaining a controlling financial interest.

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

The standard is effective on January 1, 2020, with early adoption permitted on testing dates after January 1, 2017.  We are evaluating the timing of our adoption. The impact of the standard will be dependent on the market conditions of the reporting units at the time of adoption.

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

The standard is effective on January 1, 2018 and may be applied retrospectively to each period presented or through a cumulative effect adjustment to retained earnings at the date of adoption (modified retrospective approach). We are evaluating the timing of adoption and are assessing the impact of the standard on our reported consolidated financial condition, results of operations, cash flows and required disclosures.

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

We will adopt this standard on its effective date of January 1, 2018 by retrospectively presenting the service cost and other components, and prospectively capitalizing the service cost component. The standard addresses presentation of net periodic benefit costs in the income statement and will have no effect on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

AIG | Third Quarter 2017 Form 10-Q                10

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  2. Summary of Significant Accounting Policies

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued an accounting standard that shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date.  The standard does not require an accounting change for securities held at a discount, which continue to be amortized to maturity.

We plan to adopt the standard retrospectively on its effective date, January 1, 2019. We do not expect the standard to have a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

Modification of Share-Based Payment Awards

In May 2017, the FASB issued an accounting standard that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.

We will prospectively adopt this standard on its effective date of January 1, 2018 and do not expect the standard to have a material effect on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

Derivatives and Hedging

In August 2017, the FASB issued an accounting standard that improves and expands hedge accounting for both financial and commodity risks. The provisions of the amendment are intended to better align the accounting with an entity’s risk management activities, enhance the transparency on how the economic results are presented in the financial statements and the footnote, and simplify the application of hedge accounting treatment.

The standard is effective on January 1, 2019, with early adoption permitted. We are evaluating the timing of adoption and are assessing the impact of the standard on our reported consolidated financial condition, results of operations, cash flows and required disclosures.

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

•      The Other Operations category consists of:

-    Institutional Markets

-    Income from assets held by AIG Parent and other corporate subsidiaries

-    General operating expenses not attributable to specific reporting segments

-    Interest expense

-    United Guaranty Corporation (United Guaranty) — The sale of this business was completed on December 31, 2016

-    AIG Fuji Life Insurance Company, Ltd. (Fuji Life) — The sale of this business was completed on April 30, 2017

•      The Legacy Portfolio segment consists of:

-    Legacy Property and Casualty Run-Off Insurance Lines

-    Legacy Life Insurance Run-Off Lines

-    Legacy Investments

AIG | Third Quarter 2017 Form 10-Q                11

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  3. Segment Information

We evaluate segment performance based on operating revenues and pre-tax operating income (loss). Operating revenues and pre-tax operating income (loss) are derived by excluding certain items from total revenues and net income (loss) attributable to AIG, respectively. See the table below for the items excluded from operating revenues and pre-tax operating income (loss).

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended September 30,	2017		2016
		Pre-Tax		Pre-Tax
	Total	Operating	Total	Operating
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
Commercial Insurance
Liability and Financial Lines	$2,848	$(257)	$3,379	$948
Property and Special Risks	1,744	(2,605)	2,037	(263)
Total Commercial Insurance	4,592	(2,862)	5,416	685
Consumer Insurance
Individual Retirement	1,343	718	1,380	920
Group Retirement	702	249	717	214
Life Insurance	1,000	112	921	(54)
Personal Insurance	2,909	(71)	2,991	148
Total Consumer Insurance	5,954	1,008	6,009	1,228
Other Operations	1,218	(287)	1,003	(164)
Legacy Portfolio	1,013	286	1,312	(99)
AIG Consolidation and elimination	(119)	(1)	(144)	(6)
Total AIG Consolidated revenues and pre-tax operating income	12,658	(1,856)	13,596	1,644
Reconciling Items from revenues and pre-tax operating income to revenues and pre-tax income (loss):
Changes in fair value of securities used to hedge guaranteed
living benefits	26	26	17	17
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	84	-	(67)
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	7	-	3
Gain (Loss) on extinguishment of debt	-	(1)	-	14
Net realized capital losses	(922)	(922)	(765)	(765)
Gain (loss) from divested businesses	-	(13)	-	128
Non-operating litigation reserves and settlements	1	-	1	5
Net loss reserve discount (benefit) charge	-	(48)	-	(32)
Pension expense related to a one-time lump sum payment to former employees	-	(49)	-	-
Restructuring and other costs	-	(31)	-	(210)
Other	(12)	-	5	-
Revenues and Pre-tax income (loss)	$11,751	$(2,803)	$12,854	$737

Nine Months Ended September 30,	2017		2016
		Pre-Tax		Pre-Tax
	Total	Operating	Total	Operating
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
Commercial Insurance
Liability and Financial Lines	$8,443	$903	$10,118	$2,332
Property and Special Risks	5,365	(2,200)	6,140	(44)
Total Commercial Insurance	13,808	(1,297)	16,258	2,288

AIG | Third Quarter 2017 Form 10-Q                12

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  3. Segment Information

Consumer Insurance
Individual Retirement	4,099	1,815	4,382	1,727
Group Retirement	2,116	758	2,053	670
Life Insurance	3,043	272	2,862	(27)
Personal Insurance	8,618	471	8,735	510
Total Consumer Insurance	17,876	3,316	18,032	2,880
Other Operations	3,207	(835)	3,015	(565)
Legacy Portfolio	3,235	1,059	3,003	(94)
AIG Consolidation and elimination	(237)	75	(406)	-
Total AIG Consolidated revenues and pre-tax operating income	37,889	2,318	39,902	4,509
Reconciling Items from revenues and pre-tax operating income to revenues and pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	117	117	270	270
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	195	-	(91)
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	(258)	-	15
Gain (Loss) on extinguishment of debt	-	4	-	(76)
Net realized capital losses	(1,106)	(1,106)	(829)	(829)
Gain (loss) from divested businesses	-	(173)	-	351
Non-operating litigation reserves and settlements	17	86	42	43
Net loss reserve discount (benefit) charge	-	(283)	-	(323)
Pension expense related to a one-time lump sum payment to former employees	-	(50)	-	-
Restructuring and other costs	-	(259)	-	(488)
Other	(32)	-	(28)	-
Revenues and Pre-tax income	$36,885	$591	$39,357	$3,381

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

Fuji Life and AIG United Guaranty Insurance (Asia) Limited, both previously classified as held-for-sale, were sold on April 30, 2017 and July 1, 2017, respectively. At September 30, 2017, we had no businesses classified as held-for-sale.

On October 18, 2016, we entered into agreements to sell certain insurance operations to Fairfax Financial Holdings Limited (Fairfax). The agreements include the sale of our subsidiary operations in Argentina, Chile, Colombia, Uruguay, Venezuela and Turkey. Fairfax will also acquire renewal rights for the portfolios of local business written by our operations in Bulgaria, the Czech Republic, Hungary, Poland, Romania and Slovakia, and assume certain of our operating assets and employees. Total cash consideration to us is expected to be approximately $234 million. The transaction is closing on a country-by-country basis as the regulatory approvals are obtained.  In the second quarter of 2017, the sale of operations in Turkey as well as the renewal rights in Bulgaria, the Czech Republic, Hungary, Poland and Slovakia were completed, which resulted in total cash proceeds of $48 million. In the third quarter of 2017, the sale of the operations in Colombia, Chile and Argentina were completed, which resulted in cash proceeds of $168 million. Substantially all of the operations and renewal rights that we agreed to sell Fairfax were sold at September 30, 2017.

AIG | Third Quarter 2017 Form 10-Q                13

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Held-For-Sale Classification

The following table summarizes the components of assets and liabilities held-for-sale on the Condensed Consolidated Balance Sheets at December 31, 2016*:

December 31,
(in millions)	2016
Assets:
Fixed maturity securities	$6,045
Equity securities	149
Mortgage and other loans receivable, net	137
Other invested assets	2
Short-term investments	130
Cash	133
Accrued investment income	21
Premiums and other receivables, net of allowance	351
Reinsurance assets, net of allowance	8
Deferred policy acquisition costs	471
Other assets	273
Assets of businesses held for sale	7,720
Less: Loss Accrual	(521)
Total assets held for sale	$7,199
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$402
Unearned premiums	297
Future policy benefits for life and accident and health insurance contracts	4,579
Other policyholder funds	378
Other liabilities	450
Total liabilities held for sale	$6,106

*    Excludes net intercompany assets of $384 million at December 31, 2016, that are eliminated in consolidation.

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

AIG | Third Quarter 2017 Form 10-Q                14

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2017				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(b)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$1	$2,383	$-	$-	$-	$2,384
Obligations of states, municipalities and political subdivisions	-	16,460	2,371	-	-	18,831
Non-U.S. governments	56	15,526	11	-	-	15,593
Corporate debt	-	132,475	1,210	-	-	133,685
RMBS	-	21,095	16,414	-	-	37,509
CMBS	-	12,853	665	-	-	13,518
CDO/ABS	-	7,837	8,414	-	-	16,251
Total bonds available for sale	57	208,629	29,085	-	-	237,771
Other bond securities:
U.S. government and government sponsored entities	33	2,796	-	-	-	2,829
Non-U.S. governments	-	55	-	-	-	55
Corporate debt	-	1,844	18	-	-	1,862
RMBS	-	426	1,443	-	-	1,869
CMBS	-	491	65	-	-	556
CDO/ABS	-	648	4,834	-	-	5,482
Total other bond securities	33	6,260	6,360	-	-	12,653
Equity securities available for sale:
Common stock	1,051	-	5	-	-	1,056
Preferred stock	18	559	-	-	-	577
Mutual funds	74	-	-	-	-	74
Total equity securities available for sale	1,143	559	5	-	-	1,707
Other equity securities	538	-	-	-	-	538
Mortgage and other loans receivable	-	-	5	-	-	5
Other invested assets(a)	-	1	259	-	-	260
Derivative assets:
Interest rate contracts	2	2,252	-	-	-	2,254
Foreign exchange contracts	-	867	-	-	-	867
Equity contracts	191	209	69	-	-	469
Credit contracts	-	-	1	-	-	1
Other contracts	-	2	21	-	-	23
Counterparty netting and cash collateral	-	-	-	(1,390)	(1,324)	(2,714)
Total derivative assets	193	3,330	91	(1,390)	(1,324)	900
Short-term investments	2,247	356	-	-	-	2,603
Separate account assets	84,239	5,061	-	-	-	89,300
Total	$88,450	$224,196	$35,805	$(1,390)	$(1,324)	$345,737
Liabilities:
Policyholder contract deposits	$-	$14	$3,974	$-	$-	$3,988
Other policyholder funds	-	-	-	-	-	-
Derivative liabilities:
Interest rate contracts	-	2,228	26	-	-	2,254
Foreign exchange contracts	-	1,298	3	-	-	1,301
Equity contracts	56	3	-	-	-	59
Credit contracts	-	4	274	-	-	278
Other contracts	-	-	5	-	-	5
Counterparty netting and cash collateral	-	-	-	(1,390)	(1,395)	(2,785)
Total derivative liabilities	56	3,533	308	(1,390)	(1,395)	1,112
Long-term debt	-	2,995	3	-	-	2,998
Other liabilities	75	33	-	-	-	108
Total	$131	$6,575	$4,285	$(1,390)	$(1,395)	$8,206

AIG | Third Quarter 2017 Form 10-Q                15

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

December 31, 2016				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(b)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$63	$1,929	$-	$-	$-	$1,992
Obligations of states, municipalities and political subdivisions	-	22,732	2,040	-	-	24,772
Non-U.S. governments	52	14,466	17	-	-	14,535
Corporate debt	-	131,047	1,133	-	-	132,180
RMBS	-	20,468	16,906	-	-	37,374
CMBS	-	12,231	2,040	-	-	14,271
CDO/ABS	-	8,578	7,835	-	-	16,413
Total bonds available for sale	115	211,451	29,971	-	-	241,537
Other bond securities:
U.S. government and government sponsored entities	-	2,939	-	-	-	2,939
Non-U.S. governments	-	51	-	-	-	51
Corporate debt	-	1,755	17	-	-	1,772
RMBS	-	420	1,605	-	-	2,025
CMBS	-	448	155	-	-	603
CDO/ABS	-	905	5,703	-	-	6,608
Total other bond securities	-	6,518	7,480	-	-	13,998
Equity securities available for sale:
Common stock	1,056	9	-	-	-	1,065
Preferred stock	752	-	-	-	-	752
Mutual funds	260	1	-	-	-	261
Total equity securities available for sale	2,068	10	-	-	-	2,078
Other equity securities	482	-	-	-	-	482
Mortgage and other loans receivable	-	-	11	-	-	11
Other invested assets(a)	-	1	204	-	-	205
Derivative assets:
Interest rate contracts	-	2,328	-	-	-	2,328
Foreign exchange contracts	-	1,320	-	-	-	1,320
Equity contracts	188	59	58	-	-	305
Credit contracts	-	-	2	-	-	2
Other contracts	-	6	16	-	-	22
Counterparty netting and cash collateral	-	-	-	(1,265)	(903)	(2,168)
Total derivative assets	188	3,713	76	(1,265)	(903)	1,809
Short-term investments	2,660	681	-	-	-	3,341
Separate account assets	77,318	5,654	-	-	-	82,972
Total	$82,831	$228,028	$37,742	$(1,265)	$(903)	$346,433
Liabilities:
Policyholder contract deposits	$-	$25	$3,033	$-	$-	$3,058
Other policyholder funds	5	-	-	-	-	5
Derivative liabilities:
Interest rate contracts	-	3,039	38	-	-	3,077
Foreign exchange contracts	-	1,358	11	-	-	1,369
Equity contracts	12	7	-	-	-	19
Credit contracts	-	-	331	-	-	331
Other contracts	-	1	5	-	-	6
Counterparty netting and cash collateral	-	-	-	(1,265)	(1,521)	(2,786)
Total derivative liabilities	12	4,405	385	(1,265)	(1,521)	2,016
Long-term debt	-	3,357	71	-	-	3,428
Total	$17	$7,787	$3,489	$(1,265)	$(1,521)	$8,507

(a)            Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $6.2 billion and $6.7 billion as of September 30, 2017 and December 31, 2016, respectively.

(b)            Represents netting of derivative exposures covered by qualifying master netting agreements.

AIG | Third Quarter 2017 Form 10-Q                16

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

We had no material transfers of preferred stock or securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2 during the three-month period ended September 30, 2017. During the three- and nine-month periods ended September 30, 2017, we transferred $300 million and $352 million, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, as they are no longer considered actively traded. For similar reasons, during the nine-month period ended September 30, 2017, we transferred $113 million of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. Additionally, we transferred $126 million of preferred stock from Level 1 to Level 2 during the nine-month period ended September 30, 2017. We had no material transfers from Level 2 to Level 1 during the three- and nine-month periods ended September 30, 2017.

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

AIG | Third Quarter 2017 Form 10-Q                17

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and nine-month periods ended September 30, 2017 and 2016 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2017 and 2016:

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
Three Months Ended September 30, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,285	$2	$38	$52	$-	$(6)	$-	$2,371	$-
Non-U.S. governments	12	(5)	4	-	-	-	-	11	-
Corporate debt	932	5	(2)	(53)	449	(121)	-	1,210	-
RMBS	16,393	253	495	(731)	11	(7)	-	16,414	-
CMBS	735	2	5	(77)	-	-	-	665	-
CDO/ABS	8,605	8	(12)	(166)	-	(21)	-	8,414	-
Total bonds available for sale	28,962	265	528	(975)	460	(155)	-	29,085	-
Other bond securities:
Corporate debt	28	1	-	-	-	(11)	-	18	-
RMBS	1,510	63	-	(130)	-	-	-	1,443	49
CMBS	66	2	-	42	-	(45)	-	65	3
CDO/ABS	5,234	111	-	(505)	-	(6)	-	4,834	(34)
Total other bond securities	6,838	177	-	(593)	-	(62)	-	6,360	18
Equity securities available for sale:
Common stock	7	-	-	(2)	-	-	-	5	-
Total equity securities available for sale	7	-	-	(2)	-	-	-	5	-
Other equity securities	-	-	-	-	-	-	-	-	-
Mortgage and other loans receivable	5	-	-	-	-	-	-	5	-
Other invested assets	225	-	(2)	36	-	-	-	259	(3)
Total	$36,037	$442	$526	$(1,534)	$460	$(217)	$-	$35,714	$15

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,			Reclassified		(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	to Liabilities	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	Held	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,518	$299	$-	$157	$-	$-	$-	$3,974	$1
Derivative liabilities, net:
Interest rate contracts	30	(2)	-	(2)	-	-	-	26	1
Foreign exchange contracts	7	-	-	(4)	-	-	-	3	-
Equity contracts	(63)	(11)	-	5	-	-	-	(69)	8
Credit contracts	293	(19)	-	(1)	-	-	-	273	19
Other contracts	(16)	(19)	-	19	-	-	-	(16)	12
Total derivative liabilities, net(a)	251	(51)	-	17	-	-	-	217	40
Long-term debt(b)	61	2	-	(60)	-	-	-	3	4
Total	$3,830	$250	$-	$114	$-	$-	$-	$4,194	$45

AIG | Third Quarter 2017 Form 10-Q                18

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,			Reclassified		(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	to Assets	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	Held	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale	of Period	at End of Period
Nine Months Ended September 30, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,040	$3	$123	$221	$8	$(24)	$-	$2,371	$-
Non-U.S. governments	17	(5)	5	(6)	-	-	-	11	-
Corporate debt	1,133	6	(2)	(219)	655	(363)	-	1,210	-
RMBS	16,906	806	992	(2,270)	19	(39)	-	16,414	-
CMBS	2,040	25	12	(699)	-	(713)	-	665	-
CDO/ABS	7,835	(14)	168	478	-	(53)	-	8,414	-
Total bonds available for sale	29,971	821	1,298	(2,495)	682	(1,192)	-	29,085	-
Other bond securities:
Corporate debt	17	2	-	10	-	(11)	-	18	1
RMBS	1,605	184	-	(313)	-	(33)	-	1,443	116
CMBS	155	4	-	24	-	(118)	-	65	6
CDO/ABS	5,703	459	-	(1,322)	-	(6)	-	4,834	91
Total other bond securities	7,480	649	-	(1,601)	-	(168)	-	6,360	214
Equity securities available for sale:
Common stock	-	-	-	6	-	(1)	-	5	-
Total equity securities available for sale	-	-	-	6	-	(1)	-	5	-
Other equity securities	-	-	-	-	-	-	-	-	-
Mortgage and other loans receivable	11	-	-	(6)	-	-	-	5	-
Other invested assets	204	3	(5)	58	-	(1)	-	259	1
Total	$37,666	$1,473	$1,293	$(4,038)	$682	$(1,362)	$-	$35,714	$215

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,			Reclassified		(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	to Liabilities	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	Held	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,033	$594	$-	$347	$-	$-	$-	$3,974	$3
Derivative liabilities, net:
Interest rate contracts	38	(3)	-	(9)	-	-	-	26	3
Foreign exchange contracts	11	1	-	(9)	-	-	-	3	(1)
Equity contracts	(58)	(26)	-	15	-	-	-	(69)	22
Credit contracts	329	(55)	-	(1)	-	-	-	273	53
Other contracts	(11)	(58)	-	56	(3)	-	-	(16)	57
Total derivative liabilities, net(a)	309	(141)	-	52	(3)	-	-	217	134
Long-term debt(b)	71	16	-	(84)	-	-	-	3	-
Total	$3,413	$469	$-	$315	$(3)	$-	$-	$4,194	$137

AIG | Third Quarter 2017 Form 10-Q                19

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,			Reclassified		(Losses) Included
	Fair value	Gains (Losses)	Other	Sales,	Gross	Gross	to Assets	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	Held	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale	of Period	at End of Period
Three Months Ended September 30, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,313	$1	$(5)	$58	$2	$(78)	$-	$2,291	$-
Non-U.S. governments	28	(3)	(9)	3	-	-	-	19	-
Corporate debt	836	(4)	7	(6)	267	(82)	(1)	1,017	-
RMBS	16,779	255	304	(165)	36	-	-	17,209	-
CMBS	2,295	12	(5)	(1)	2	(32)	(6)	2,265	-
CDO/ABS	7,075	7	16	728	-	-	(81)	7,745	-
Total bonds available for sale	29,326	268	308	617	307	(192)	(88)	30,546	-
Other bond securities:
Corporate debt	18	1	-	-	-	-	-	19	-
RMBS	1,486	30	-	(120)	-	-	-	1,396	12
CMBS	168	6	-	(15)	-	-	-	159	4
CDO/ABS	6,312	175	-	(506)	-	-	-	5,981	-
Total other bond securities	7,984	212	-	(641)	-	-	-	7,555	16
Equity securities available for sale:
Common stock	-	-	-	-	-	-	-	-	-
Total equity securities available for sale	-	-	-	-	-	-	-	-	-
Other equity securities	14	-	-	(14)	-	-	-	-	-
Mortgage and other loans receivable	11	-	-	-	-	-	-	11	-
Other invested assets	241	(4)	1	18	-	-	-	256	-
Total	$37,576	$476	$309	$(20)	$307	$(192)	$(88)	$38,368	$16

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,			Reclassified		(Losses) Included
	Fair value	(Gains) Losses	Other	Sales,	Gross	Gross	to Liabilities	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	Held	End	Instruments Held
	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,990	$65	$-	$(33)	$-	$-	$-	$4,022	$1
Derivative liabilities, net:
Interest rate contracts	46	(3)	-	9	-	-	-	52	4
Foreign exchange contracts	9	1	-	(1)	-	-	-	9	(1)
Equity contracts	(52)	(5)	-	3	-	-	-	(54)	5
Credit contracts	373	(36)	-	7	-	1	-	345	28
Other contracts	102	(16)	-	4	-	-	-	90	33
Total derivatives liabilities, net(a)	478	(59)	-	22	-	1	-	442	69
Long-term debt(b)	67	3	-	-	-	-	-	70	-
Other liabilities	-	-	-	-	-	-	-	-	(3)
Total	$4,535	$9	$-	$(11)	$-	$1	$-	$4,534	$67

AIG | Third Quarter 2017 Form 10-Q                20

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,			Reclassified		(Losses) Included
	Fair value	Gains (Losses)	Other	Sales,	Gross	Gross	to Assets	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	Held	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale	of Period	at End of Period
Nine Months Ended September 30, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,124	$3	$189	$51	$2	$(78)	$-	$2,291	$-
Non-U.S. governments	32	(3)	(11)	5	-	(4)	-	19	-
Corporate debt	1,370	(1)	(10)	(42)	581	(880)	(1)	1,017	-
RMBS	16,537	734	(55)	(337)	330	-	-	17,209	-
CMBS	2,585	70	(83)	(169)	2	(134)	(6)	2,265	-
CDO/ABS	6,169	27	59	1,548	23	-	(81)	7,745	-
Total bonds available for sale	28,817	830	89	1,056	938	(1,096)	(88)	30,546	-
Other bond securities:
Corporate debt	17	3	-	(1)	-	-	-	19	3
RMBS	1,581	7	-	(174)	-	(18)	-	1,396	(48)
CMBS	193	4	-	(38)	-	-	-	159	14
CDO/ABS	7,055	151	-	(1,225)	65	(65)	-	5,981	(378)
Total other bond securities	8,846	165	-	(1,438)	65	(83)	-	7,555	(409)
Equity securities available for sale:
Common stock	-	-	-	-	-	-	-	-	-
Total equity securities available for sale	-	-	-	-	-	-	-	-	-
Other equity securities	14	-	-	(14)	-	-	-	-	-
Mortgage and other loans receivable	11	-	-	-	-	-	-	11	-
Other invested assets	332	(5)	2	(19)	-	(54)	-	256	(2)
Total	$38,020	$990	$91	$(415)	$1,003	$(1,233)	$(88)	$38,368	$(411)

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,			Reclassified		(Losses) Included
	Fair value	(Gains) Losses	Other	Sales,	Gross	Gross	to Liabilities	Fair value	in Income on
	Beginning	Included	Comprehensive	Issues and	Transfers	Transfers	Held	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$2,289	$1,508	$-	$225	$-	$-	$-	$4,022	$38
Derivative liabilities, net:
Interest rate contracts	50	4	-	(2)	-	-	-	52	(5)
Foreign exchange contracts	7	3	-	(1)	-	-	-	9	(2)
Equity contracts	(54)	(5)	-	5	-	-	-	(54)	5
Credit contracts	505	(70)	-	(91)	-	1	-	345	56
Other contracts	48	14	-	28	-	-	-	90	3
Total derivatives liabilities, net(a)	556	(54)	-	(61)	-	1	-	442	57
Long-term debt(b)	183	3	-	(3)	-	(113)	-	70	-
Total	$3,028	$1,457	$-	$161	$-	$(112)	$-	$4,534	$95

(a)  Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b)  Includes guaranteed investment agreements (GIAs), notes, bonds, loans and mortgages payable.

AIG | Third Quarter 2017 Form 10-Q                21

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended September 30, 2017
Bonds available for sale	$257	$8	$-	$265
Other bond securities	87	(2)	92	177
Other invested assets	2	1	(3)	-
Nine Months Ended September 30, 2017
Bonds available for sale	$849	$(28)	$-	$821
Other bond securities	259	-	390	649
Other invested assets	5	(1)	(1)	3
Three Months Ended September 30, 2016
Bonds available for sale	$294	$(27)	$1	$268
Other bond securities	37	13	162	212
Other invested assets	5	(3)	(6)	(4)
Nine Months Ended September 30, 2016
Bonds available for sale	$883	$(56)	$3	$830
Other bond securities	29	45	91	165
Other invested assets	2	29	(36)	(5)

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended September 30, 2017
Policyholder contract deposits	$-	$299	$-	$299
Derivative liabilities, net	-	(5)	(46)	(51)
Long-term debt	-	-	2	2
Nine Months Ended September 30, 2017
Policyholder contract deposits	$-	$594	$-	$594
Derivative liabilities, net	-	(13)	(128)	(141)
Long-term debt	-	-	16	16
Three Months Ended September 30, 2016
Policyholder contract deposits	$-	$65	$-	$65
Derivative liabilities, net	-	(5)	(54)	(59)
Long-term debt	-	-	3	3
Nine Months Ended September 30, 2016
Policyholder contract deposits	$-	$1,508	$-	$1,508
Derivative liabilities, net	-	(1)	(53)	(54)
Long-term debt	-	-	3	3

AIG | Third Quarter 2017 Form 10-Q                22

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issues and settlements, net, shown above, for the three- and nine-month periods ended September 30, 2017 and 2016 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Three Months Ended September 30, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$56	$-	$(4)	$52
Non-U.S. governments	7	-	(7)	-
Corporate debt	6	(5)	(54)	(53)
RMBS	194	(16)	(909)	(731)
CMBS	-	(17)	(60)	(77)
CDO/ABS	402	(136)	(432)	(166)
Total bonds available for sale	665	(174)	(1,466)	(975)
Other bond securities:
Corporate debt	-	-	-	-
RMBS	-	(51)	(79)	(130)
CMBS	42	-	-	42
CDO/ABS	-	(57)	(448)	(505)
Total other bond securities	42	(108)	(527)	(593)
Equity securities available for sale	4	-	(6)	(2)
Other equity securities	-	-	-	-
Other invested assets	46	(9)	(1)	36
Total assets	$757	$(291)	$(2,000)	$(1,534)
Liabilities:
Policyholder contract deposits	$-	$79	$78	$157
Derivative liabilities, net	-	-	17	17
Long-term debt(b)	-	-	(60)	(60)
Total liabilities	$-	$79	$35	$114
Three Months Ended September 30, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$98	$-	$(40)	$58
Non-U.S. governments	7	-	(4)	3
Corporate debt	-	-	(6)	(6)
RMBS	754	(23)	(896)	(165)
CMBS	50	(24)	(27)	(1)
CDO/ABS	902	(22)	(152)	728
Total bonds available for sale	1,811	(69)	(1,125)	617
Other bond securities:
Corporate debt	-	-	-	-
RMBS	12	(74)	(58)	(120)
CMBS	-	(14)	(1)	(15)
CDO/ABS	-	(340)	(166)	(506)
Total other bond securities	12	(428)	(225)	(641)
Equity securities available for sale	-	-	-	-
Other equity securities	-	-	(14)	(14)
Other invested assets	21	-	(3)	18
Total assets	$1,844	$(497)	$(1,367)	$(20)
Liabilities:
Policyholder contract deposits	$-	$95	$(128)	$(33)
Derivative liabilities, net	(2)	-	24	22
Long-term debt(b)	-	-	-	-
Total liabilities	$(2)	$95	$(104)	$(11)

AIG | Third Quarter 2017 Form 10-Q                23

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

				Purchases,
				Sales, Issues and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Nine Months Ended September 30, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$279	$(16)	$(42)	$221
Non-U.S. governments	7	(1)	(12)	(6)
Corporate debt	36	(59)	(196)	(219)
RMBS	834	(260)	(2,844)	(2,270)
CMBS	39	(128)	(610)	(699)
CDO/ABS	1,609	(136)	(995)	478
Total bonds available for sale	2,804	(600)	(4,699)	(2,495)
Other bond securities:
Corporate debt	11	-	(1)	10
RMBS	112	(218)	(207)	(313)
CMBS	42	(11)	(7)	24
CDO/ABS	-	(65)	(1,257)	(1,322)
Total other bond securities	165	(294)	(1,472)	(1,601)
Equity securities available for sale	12	-	(6)	6
Other equity securities	-	-	-	-
Mortgage and other loans receivable	-	(6)	-	(6)
Other invested assets	89	(11)	(20)	58
Total assets	$3,070	$(911)	$(6,197)	$(4,038)
Liabilities:
Policyholder contract deposits	$-	$231	$116	$347
Derivative liabilities, net	-	-	52	52
Long-term debt(b)	-	-	(84)	(84)
Total liabilities	$-	$231	$84	$315
Nine Months Ended September 30, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$144	$(7)	$(86)	$51
Non-U.S. governments	10	-	(5)	5
Corporate debt	29	(25)	(46)	(42)
RMBS	2,297	(81)	(2,553)	(337)
CMBS	156	(82)	(243)	(169)
CDO/ABS	2,053	(33)	(472)	1,548
Total bonds available for sale	4,689	(228)	(3,405)	1,056
Other bond securities:
Corporate debt	-	-	(1)	(1)
RMBS	101	(100)	(175)	(174)
CMBS	53	(85)	(6)	(38)
CDO/ABS	69	(376)	(918)	(1,225)
Total other bond securities	223	(561)	(1,100)	(1,438)
Equity securities available for sale	-	-	-	-
Other equity securities	14	-	(28)	(14)
Other invested assets	39	(2)	(56)	(19)
Total assets	$4,965	$(791)	$(4,589)	$(415)
Liabilities:
Policyholder contract deposits	$-	$365	$(140)	$225
Derivative liabilities, net	(5)	-	(56)	(61)
Long-term debt(b)	-	-	(3)	(3)
Total liabilities	$(5)	$365	$(199)	$161

(a)  There were no issuances during the three- and nine-month periods ended September 30, 2017 and 2016, respectively.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

AIG | Third Quarter 2017 Form 10-Q                24

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2017 and 2016 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above excluded $49 million and $57 million of net losses related to assets and liabilities transferred into Level 3 during the three- and nine-month periods ended September 30, 2017, respectively, and included $32 million and $38 million of net losses related to assets and liabilities transferred out of Level 3 during the three- and nine-month periods ended September 30, 2017, respectively.

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

Transfers of Level 3 Assets

During the three- and nine-month periods ended September 30, 2017 and 2016, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity.  The transfers of investments in RMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types.

During the three- and nine-month periods ended September 30, 2017 and 2016, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of certain investments municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments.  Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and nine-month periods ended September 30, 2017 and 2016.

AIG | Third Quarter 2017 Form 10-Q                25

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

	Fair Value at
	September 30,	Valuation		Range
(in millions)	2017	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,578	Discounted cash flow	Yield	3.71% - 4.49% (4.10%)

Corporate debt	430	Discounted cash flow	Yield	4.18% - 4.52% (4.35%)

RMBS(a)	16,472	Discounted cash flow	Constant prepayment rate	2.54% - 11.06% (6.80%)
			Loss severity	47.05% - 79.54% (62.97%)
			Constant default rate	3.21% - 7.87% (5.54%)
			Yield	2.27% - 4.88% (3.58%)

CDO/ABS(a)	5,086	Discounted cash flow	Yield	3.26% - 4.99% (4.12%)

CMBS	488	Discounted cash flow	Yield	1.86% - 9.12% (5.49%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

Guaranteed minimum withdrawal benefits (GMWB)	2,104	Discounted cash flow	Equity volatility	5.00% - 40.00%
			Base lapse rate	0.35% - 14.00%
			Dynamic lapse multiplier	30.00% - 170.00%
			Mortality multiplier(c)	40.00% - 153.00%
			Utilization	100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	1,375	Discounted cash flow	Lapse rate	0.50% - 40.00%
			Mortality multiplier(c)	42.00% - 162.00%

Indexed Life	477	Discounted cash flow	Base lapse rate	2.00% to 19.00%
			Mortality rate	0.00% to 40.00%

AIG | Third Quarter 2017 Form 10-Q                26

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2016	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,248	Discounted cash flow	Yield	4.12% - 4.91% (4.52%)

Corporate debt	498	Discounted cash flow	Yield	3.41% - 6.38% (4.90%)

RMBS(a)	17,412	Discounted cash flow	Constant prepayment rate	3.95% - 6.54% (5.25%)
			Loss severity	47.51% - 80.98% (64.24%)
			Constant default rate	3.28% - 8.64% (5.96%)
			Yield	3.28% - 5.87% (4.57%)

CDO/ABS(a)	4,368	Discounted cash flow	Yield	3.67% - 5.85% (4.76%)

CMBS	1,511	Discounted cash flow	Yield	0.48% - 10.21% (5.34%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

GMWB	1,777	Discounted cash flow	Equity volatility	13.00% - 50.00%
			Base lapse rate	0.50% - 20.00%
			Dynamic lapse multiplier	30.00% - 170.00%
			Mortality multiplier(c)	42.00% - 161.00%
			Utilization	100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	859	Discounted cash flow	Lapse rate	1.00% - 66.00%
			Mortality multiplier(c)	101.00% - 103.00%

Indexed Life	381	Discounted cash flow	Base lapse rate	2.00% - 19.00%
			Mortality rate	0.00% - 40.00%

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

(c)  Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table.

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

AIG | Third Quarter 2017 Form 10-Q                27

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

Embedded derivatives within Policyholder contract deposits

Embedded derivatives reported within Policyholder contract deposits include GMWB within variable annuity products and interest crediting rates based on market indices within index annuities, indexed life and guaranteed investment contracts (GICs).  For any given contract, assumptions for unobservable inputs vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. The following unobservable inputs are used for valuing embedded derivatives measured at fair value:

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

AIG | Third Quarter 2017 Form 10-Q                28

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

		September 30, 2017		December 31, 2016
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,310	$761	$1,424	$750

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	226	185	258	208

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	127	44	137	31

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	119	43	123	44

Other	Includes multi-strategy, mezzanine and other strategies	400	237	312	215
Total private equity funds		2,182	1,270	2,254	1,248
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	1,228	-	1,453	9

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	1,317	-	1,429	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	1,016	-	992	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	278	7	416	8

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	222	4	197	14
Total hedge funds		4,061	11	4,487	31
Total		$6,243	$1,281	$6,741	$1,279

AIG | Third Quarter 2017 Form 10-Q                29

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments. At September 30, 2017, assuming average original expected lives of 10 years for the funds, 62 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 17 percent between four and six years and 21 percent between seven and 10 years.

The hedge fund investments included above, which are carried at fair value, are generally redeemable monthly (21 percent), quarterly (45 percent), semi-annually (11 percent) and annually (23 percent), with redemption notices ranging from one day to 180 days. At September 30, 2017, investments representing approximately 49 percent of the total fair value of these hedge fund investments had partial contractual redemption restrictions. These partial redemption restrictions are generally related to one or more investments held in the hedge funds that the fund manager deemed to be illiquid. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre-defined end dates. The majority of these restrictions are generally expected to be lifted by the end of 2018.

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,

(in millions)	2017	2016	2017	2016
Assets:
Bond and equity securities	$289	$331	$1,088	$629
Alternative Investments(a)	129	154	406	(60)
Other, including Short-term investments	1	-	1	-
Liabilities:
Long-term debt(b)	(18)	8	(66)	(239)
Other liabilities	(1)	-	(2)	-
Total gain	$400	$493	$1,427	$330

(a)  Includes certain hedge funds, private equity funds and other investment partnerships.

(b)  Includes GIAs, notes, bonds and mortgages payable.

We recognized gains of $2 million during both three- and nine-month periods ended September 30, 2017 and gains of $6 million and $14 million during the three- and nine-month periods ended September 30, 2016, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	September 30, 2017			December 31, 2016
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$5	$5	$-	$11	$8	$3
Liabilities:
Long-term debt*	$2,998	$2,353	$645	$3,428	$2,628	$800

*    Includes GIAs, notes, bonds, loans and mortgages payable.

AIG | Third Quarter 2017 Form 10-Q                30

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2017	2016	2017	2016
September 30, 2017
Other investments	$-	$-	$62	$62	$26	$27	$76	$58
Investments in life settlements	-	-	1,759	1,759	273	80	360	329
Other assets*	-	-	-	-	-	2	35	11
Total	$-	$-	$1,821	$1,821	$299	$109	$471	$398
December 31, 2016
Other investments	$-	$-	$364	$364
Investments in life settlements	-	-	736	736
Other assets	-	-	2	2
Total	$-	$-	$1,102	$1,102

*    Impairments include $35 million related to other assets that were sold during the three-month period ended June 30, 2017.

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
September 30, 2017
Assets:
Mortgage and other loans receivable	$-	$155	$36,750	$36,905	$36,084
Other invested assets	-	665	6	671	661
Short-term investments	-	7,172	-	7,172	7,172
Cash	2,433	-	-	2,433	2,433
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	353	123,656	124,009	114,070
Other liabilities	-	4,896	-	4,896	4,896
Long-term debt	-	23,687	3,486	27,173	28,041
December 31, 2016
Assets:
Mortgage and other loans receivable	$-	$161	$33,575	$33,736	$33,229
Other invested assets	-	955	2,053	3,008	3,474
Short-term investments	-	8,961	-	8,961	8,961
Cash	1,868	-	-	1,868	1,868
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	382	121,742	122,124	112,705
Other liabilities	-	4,196	-	4,196	4,196
Long-term debt	-	23,117	3,333	26,450	27,484

AIG | Third Quarter 2017 Form 10-Q                31

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

6. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
September 30, 2017
Bonds available for sale:
U.S. government and government sponsored entities	$2,252	$152	$(20)	$2,384	$-
Obligations of states, municipalities and political subdivisions	17,637	1,235	(41)	18,831	-
Non-U.S. governments	14,885	808	(100)	15,593	-
Corporate debt	126,014	8,519	(848)	133,685	10
Mortgage-backed, asset-backed and collateralized:
RMBS	34,270	3,421	(182)	37,509	1,737
CMBS	13,154	456	(92)	13,518	52
CDO/ABS	15,931	374	(54)	16,251	29
Total mortgage-backed, asset-backed and collateralized	63,355	4,251	(328)	67,278	1,818
Total bonds available for sale(b)	224,143	14,965	(1,337)	237,771	1,828
Equity securities available for sale:
Common stock	708	357	(9)	1,056	-
Preferred stock	504	73	-	577	-
Mutual funds	62	12	-	74	-
Total equity securities available for sale	1,274	442	(9)	1,707	-
Total	$225,417	$15,407	$(1,346)	$239,478	$1,828
December 31, 2016
Bonds available for sale:
U.S. government and government sponsored entities	$1,870	$148	$(26)	$1,992	$-
Obligations of states, municipalities and political subdivisions	24,025	1,001	(254)	24,772	-
Non-U.S. governments	14,018	773	(256)	14,535	-
Corporate debt	126,648	7,271	(1,739)	132,180	(31)
Mortgage-backed, asset-backed and collateralized:
RMBS	35,311	2,541	(478)	37,374	1,212
CMBS	14,054	409	(192)	14,271	45
CDO/ABS	16,315	278	(180)	16,413	39
Total mortgage-backed, asset-backed and collateralized	65,680	3,228	(850)	68,058	1,296
Total bonds available for sale(b)	232,241	12,421	(3,125)	241,537	1,265
Equity securities available for sale:
Common stock	708	369	(12)	1,065	-
Preferred stock	748	4	-	752	-
Mutual funds	241	23	(3)	261	-
Total equity securities available for sale	1,697	396	(15)	2,078	-
Total	$233,938	$12,817	$(3,140)	$243,615	$1,265

(a)  Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

(b)  At September 30, 2017 and December 31, 2016, bonds available for sale held by us that were below investment grade or not rated totaled $31.2 billion and $33.6 billion, respectively.

AIG | Third Quarter 2017 Form 10-Q                32

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
September 30, 2017
Bonds available for sale:
U.S. government and government sponsored entities	$766	$10	$237	$10	$1,003	$20
Obligations of states, municipalities and political
subdivisions	871	9	638	32	1,509	41
Non-U.S. governments	2,354	17	793	83	3,147	100
Corporate debt	13,155	272	7,984	576	21,139	848
RMBS	5,861	99	2,287	83	8,148	182
CMBS	2,663	37	1,173	55	3,836	92
CDO/ABS	1,864	24	755	30	2,619	54
Total bonds available for sale	27,534	468	13,867	869	41,401	1,337
Equity securities available for sale:
Common stock	149	9	1	-	150	9
Mutual funds	6	-	-	-	6	-
Total equity securities available for sale	155	9	1	-	156	9
Total	$27,689	$477	$13,868	$869	$41,557	$1,346
December 31, 2016
Bonds available for sale:
U.S. government and government sponsored entities	$720	$26	$-	$-	$720	$26
Obligations of states, municipalities and political
subdivisions	5,814	221	231	33	6,045	254
Non-U.S. governments	3,865	162	489	94	4,354	256
Corporate debt	28,184	1,013	6,080	726	34,264	1,739
RMBS	8,794	252	4,045	226	12,839	478
CMBS	4,469	152	479	40	4,948	192
CDO/ABS	5,362	102	1,961	78	7,323	180
Total bonds available for sale	57,208	1,928	13,285	1,197	70,493	3,125
Equity securities available for sale:
Common stock	125	12	-	-	125	12
Mutual funds	64	3	-	-	64	3
Total equity securities available for sale	189	15	-	-	189	15
Total	$57,397	$1,943	$13,285	$1,197	$70,682	$3,140

AIG | Third Quarter 2017 Form 10-Q                33

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

At September 30, 2017, we held 6,115 and 75 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 1,721 and three individual fixed maturity and equity securities, respectively, were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2017 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
September 30, 2017
Due in one year or less	$8,929	$9,129	$1,400	$1,386
Due after one year through five years	47,237	49,651	5,260	5,134
Due after five years through ten years	41,576	43,101	8,841	8,474
Due after ten years	63,046	68,612	12,306	11,804
Mortgage-backed, asset-backed and collateralized	63,355	67,278	14,931	14,603
Total	$224,143	$237,771	$42,738	$41,401
December 31, 2016
Due in one year or less	$7,796	$7,994	$604	$581
Due after one year through five years	49,200	51,958	6,002	5,841
Due after five years through ten years	43,308	44,226	16,045	15,332
Due after ten years	66,257	69,301	25,007	23,629
Mortgage-backed, asset-backed and collateralized	65,680	68,058	25,960	25,110
Total	$232,241	$241,537	$73,618	$70,493

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$93	$39	$189	$54	$637	$263	$593	$696
Equity securities	6	2	54	1	106	20	1,066	15
Total	$99	$41	$243	$55	$743	$283	$1,659	$711

AIG | Third Quarter 2017 Form 10-Q                34

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

For the three- and nine-month periods ended September 30, 2017, the aggregate fair value of available for sale securities sold was $4.4 billion and $27.8 billion, respectively, which resulted in net realized capital gains of $58 million and $460 million, respectively.

For the three- and nine-month periods ended September 30, 2016, the aggregate fair value of available for sale securities sold was $7.9 billion and $22.3 billion, respectively, which resulted in net realized capital gains of $188 million and $948 million, respectively.

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	September 30, 2017		December 31, 2016
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$2,829	22%	$2,939	20%
Obligations of states, municipalities and political subdivisions	-	-	-	-
Non-U.S. governments	55	-	51	-
Corporate debt	1,862	14	1,772	12
Mortgage-backed, asset-backed and collateralized:
RMBS	1,869	14	2,025	14
CMBS	556	4	603	4
CDO/ABS and other collateralized*	5,482	42	6,608	47
Total mortgage-backed, asset-backed and collateralized	7,907	60	9,236	65
Total fixed maturity securities	12,653	96	13,998	97
Equity securities	538	4	482	3
Total	$13,191	100%	$14,480	100%

*    Includes $270 million and $421 million of U.S. government agency-backed ABS at September 30, 2017 and December 31, 2016, respectively.

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	September 30,	December 31,
(in millions)	2017	2016
Alternative investments(a) (b)	$12,042	$13,379
Investment real estate(c)	7,465	6,900
Aircraft asset investments(d)	218	321
Investments in life settlements	1,759	2,516
All other investments	1,106	1,422
Total	$22,590	$24,538

(a)  At September 30, 2017, includes hedge funds of $6.3 billion, private equity funds of $5.2 billion, and affordable housing partnerships of $558 million. At December 31, 2016, includes hedge funds of $7.2 billion, private equity funds of $5.5 billion, and affordable housing partnerships of $625 million.

(b)  Approximately 45 percent and 32 percent of our hedge fund portfolio is available for redemption in 2017 and 2018, respectively, an additional 17 percent will be available between 2019 and 2024.

(c)  Net of accumulated depreciation of $510 million and $451 million in September 30, 2017 and December 31, 2016, respectively.

(d)  Consists of investments in aircraft equipment held in a consolidated trust.

AIG | Third Quarter 2017 Form 10-Q                35

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Net Investment Income

The following table presents the components of Net investment income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Fixed maturity securities, including short-term investments	$2,697	$2,935	$8,326	$8,863
Equity securities	5	25	22	(19)
Interest on mortgage and other loans	414	379	1,206	1,144
Alternative investments*	355	365	1,174	309
Real estate	51	37	131	125
Other investments	30	157	246	395
Total investment income	3,552	3,898	11,105	10,817
Investment expenses	136	115	390	338
Net investment income	$3,416	$3,783	$10,715	$10,479

*    Includes income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds for which we elected the fair value option are recorded as of the balance sheet date. Other hedge funds are generally reported on a one-month lag, while private equity funds are generally reported on a one-quarter lag.

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Sales of fixed maturity securities	$54	$135	$374	$(103)
Sales of equity securities	4	53	86	1,051
Other-than-temporary impairments:
Severity	-	(10)	(2)	(15)
Change in intent	(1)	(2)	(9)	(35)
Foreign currency declines	(1)	(7)	(11)	(14)
Issuer-specific credit events	(85)	(77)	(197)	(303)
Adverse projected cash flows	(1)	(6)	(4)	(47)
Provision for loan losses	(38)	8	(56)	8
Foreign exchange transactions	66	(639)	299	(1,197)
Variable annuity embedded derivatives, net of related hedges	(430)	(309)	(1,023)	(482)
All other derivatives and hedge accounting	(136)	83	(217)	353
Impairments on investments in life settlements	(273)	(80)	(360)	(329)
Other*	(81)	86	14	284
Net realized capital losses	$(922)	$(765)	$(1,106)	$(829)

*    Includes $107 million of realized gains due to a purchase price adjustment on the sale of Class B shares of Prudential Financial, Inc. for the nine months ended September 30, 2016.

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$1,059	$1,595	$4,332	$11,957
Equity securities	9	(19)	52	(1,159)
Other investments	10	(29)	(127)	(243)
Total Increase (decrease) in unrealized appreciation (depreciation) of investments*	$1,078	$1,547	$4,257	$10,555

*    Excludes net unrealized losses attributable to businesses held for sale.

AIG | Third Quarter 2017 Form 10-Q                36

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

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Balance, beginning of period	$762	$1,298	$1,098	$1,747
Increases due to:
Credit impairments on new securities subject to impairment losses	58	23	116	146
Additional credit impairments on previously impaired securities	12	37	49	166
Reductions due to:
Credit impaired securities fully disposed of for which there was no
prior intent or requirement to sell	(44)	(39)	(99)	(282)
Accretion on securities previously impaired due to credit*	(147)	(187)	(523)	(645)
Impairments on securities reclassified to Assets held for sale	-	(2)	-	(2)
Balance, end of period	$641	$1,130	$641	$1,130

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$36,228
Cash flows expected to be collected*	29,649
Recorded investment in acquired securities	19,944

*    Represents undiscounted expected cash flows, including both principal and interest.

AIG | Third Quarter 2017 Form 10-Q                37

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

(in millions)	September 30, 2017	December 31, 2016
Outstanding principal balance	$14,977	$16,728
Amortized cost	10,636	11,987
Fair value	12,470	12,922

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Balance, beginning of period	$7,465	$7,043	$7,498	$6,846
Newly purchased PCI securities	16	177	117	628
Disposals	-	-	(18)	-
Accretion	(193)	(214)	(609)	(637)
Effect of changes in interest rate indices	(74)	(196)	(188)	(435)
Net reclassification from (to) non-accretable difference,
including effects of prepayments	172	158	586	566
Balance, end of period	$7,386	$6,968	$7,386	$6,968

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	September 30, 2017	December 31, 2016
Fixed maturity securities available for sale	$2,988	$2,389
Other bond securities, at fair value	$1,869	$1,799

At September 30, 2017 and December 31, 2016, amounts borrowed under repurchase and securities lending agreements totaled $4.9 billion and $4.2 billion, respectively.

AIG | Third Quarter 2017 Form 10-Q                38

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
September 30, 2017
Bonds available for sale:
Non-U.S. governments	$-	$40	$-	$-	$-	$40
Corporate debt	-	17	44	11	-	72
Other bond securities:
U.S. government and government sponsored entities	33	-	-	-	-	33
Non-U.S. governments	-	-	-	55	-	55
Corporate debt	-	422	1,089	270	-	1,781
Total	$33	$479	$1,133	$336	$-	$1,981

December 31, 2016
Other bond securities:
Non-U.S. governments	$-	$-	$-	$51	$-	$51
Corporate debt	-	163	860	725	-	1,748
Total	$-	$163	$860	$776	$-	$1,799

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
September 30, 2017
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$-	$-	$-	$-
Non-U.S. governments	-	68	-	-	-	68
Corporate debt	-	704	1,608	496	-	2,808
CMBS	-	-	-	-	-	-
Total	$-	$772	$1,608	$496	$-	$2,876

December 31, 2016
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$21	$-	$-	$-	$21
Non-U.S. governments	-	-	50	-	-	50
Corporate debt	-	791	1,466	-	-	2,257
CMBS	-	-	61	-	-	61
Total	$-	$812	$1,577	$-	$-	$2,389

AIG | Third Quarter 2017 Form 10-Q                39

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	September 30, 2017	December 31, 2016
Securities collateral pledged to us	$2,054	$1,434
Amount sold or repledged by us	$80	$11

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $4.9 billion at both September 30, 2017 and December 31, 2016.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $103 million and $114 million of stock in FHLBs at September 30, 2017 and December 31, 2016, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with advances from FHLB, with a fair value of $2.9 billion and $223 million, respectively, at September 30, 2017 and $3.4 billion and $17 million, respectively, at December 31, 2016, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $2.1 billion and $2.2 billion at September 30, 2017 and December 31, 2016, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $411 million and $523 million, comprised of bonds available for sale and short term investments at September 30, 2017 and December 31, 2016, respectively.

AIG | Third Quarter 2017 Form 10-Q                40

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  7. Lending Activities

7. Lending Activities

The following table presents the composition of Mortgage and other loans receivable, net:

	September 30,	December 31,
(in millions)	2017	2016
Commercial mortgages*	$27,930	$25,042
Residential mortgages	4,991	3,828
Life insurance policy loans	2,301	2,367
Commercial loans, other loans and notes receivable	1,212	2,300
Total mortgage and other loans receivable	36,434	33,537
Allowance for credit losses	(345)	(297)
Mortgage and other loans receivable, net	$36,089	$33,240

*    Commercial mortgages primarily represent loans for offices, apartments and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 22 percent and 12 percent, respectively, at September 30, 2017, and 24 percent and 12 percent, respectively, at December 31, 2016).

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
September 30, 2017
Loan-to-Value Ratios(b)
Less than 65%	$17,040	$1,960	$355	$19,355
65% to 75%	5,466	418	205	6,089
76% to 80%	672	54	53	779
Greater than 80%	1,189	437	81	1,707
Total commercial mortgages	$24,367	$2,869	$694	$27,930

December 31, 2016
Loan-to-Value Ratios(b)
Less than 65%	$13,998	$1,694	$232	$15,924
65% to 75%	5,946	575	62	6,583
76% to 80%	1,246	174	47	1,467
Greater than 80%	471	392	205	1,068
Total commercial mortgages	$21,661	$2,835	$546	$25,042

(a)  The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.8X and 1.9X at September 30, 2017 and December 31, 2016, respectively.

(b)  The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 58 percent at both September 30, 2017, and December 31, 2016.

AIG | Third Quarter 2017 Form 10-Q                41

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  7. Lending Activities

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
September 30, 2017
Credit Quality Performance Indicator:
In good standing	770	$7,274	$8,642	$5,367	$2,147	$2,391	$2,002	$27,823	100%
Restructured(a)	3	-	15	4	-	16	-	35	-
90 days or less delinquent	1	-	14	-	-	-	-	14	-
>90 days delinquent or in
process of foreclosure	2	-	40	18	-	-	-	58	-
Total(b)	776	$7,274	$8,711	$5,389	$2,147	$2,407	$2,002	$27,930	100%
Allowance for credit losses:
Specific		$-	$3	$31	$-	$1	$-	$35	-%
General		61	93	36	8	14	17	229	1
Total allowance for credit losses		$61	$96	$67	$8	$15	$17	$264	1%
December 31, 2016
Credit Quality Performance Indicator:
In good standing	784	$6,005	$7,830	$5,179	$1,898	$2,373	$1,589	$24,874	99%
Restructured(a)	4	-	134	18	-	16	-	168	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	788	$6,005	$7,964	$5,197	$1,898	$2,389	$1,589	$25,042	100%
Allowance for credit losses:
Specific		$-	$3	$1	$6	$1	$-	$11	-%
General		35	72	41	7	13	15	183	1
Total allowance for credit losses		$35	$75	$42	$13	$14	$15	$194	1%

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

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2017			2016
Nine Months Ended September 30,	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$194	$103	$297	$171	$137	$308
Loans charged off	(5)	(2)	(7)	(13)	(2)	(15)
Recoveries of loans previously charged off	-	-	-	11	-	11
Net charge-offs	(5)	(2)	(7)	(2)	(2)	(4)
Provision for loan losses	75	(20)	55	20	(25)	(5)
Other	-	-	-	-	-	-
Allowance, end of period	$264 *	$81	$345	$189 *	$110	$299

*    Of the total allowance, $35 million and $11 million relate to individually assessed credit losses on $342 million and $292 million of commercial mortgages at September 30, 2017 and 2016, respectively.

AIG | Third Quarter 2017 Form 10-Q                42

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  7. Lending Activities

During the nine-month period ended September 30, 2017, loans with a carrying value of $25 million were modified in troubled debt restructurings.  Loans that had been modified in troubled debt restructurings during the nine-month period ended September 30, 2016 have been fully paid off.

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Structured Investment Vehicle	Affordable Housing Partnerships	Other	Total
September 30, 2017
Assets:
Bonds available for sale	$-	$10,144	$-	$-	$-	$10,144
Other bond securities	-	4,427	-	-	4	4,431
Mortgage and other loans receivable	-	1,641	-	-	-	1,641
Other invested assets	1,047	218	-	3,050	25	4,340
Other (a)	358	1,196	4	463	83	2,104
Total assets(b)	$1,405	$17,626	$4	$3,513	$112	$22,660
Liabilities:
Long-term debt	$465	$1,099	$3	$1,861	$5	$3,433
Other (c)	112	137	-	209	27	485
Total liabilities	$577	$1,236	$3	$2,070	$32	$3,918
December 31, 2016
Assets:
Bonds available for sale	$-	$10,233	$-	$-	$-	$10,233
Other bond securities	-	4,858	266	-	5	5,129
Mortgage and other loans receivable	1	1,442	-	-	104	1,547
Other invested assets	1,052	321	-	2,821	28	4,222
Other (a)	365	1,104	50	384	92	1,995
Total assets(b)	$1,418	$17,958	$316	$3,205	$229	$23,126
Liabilities:
Long-term debt	$444	$771	$56	$1,696	$6	$2,973
Other(c)	224	203	1	211	38	677
Total liabilities	$668	$974	$57	$1,907	$44	$3,650

(a)  Comprised primarily of Short-term investments and Other assets at September 30, 2017 and December 31, 2016.

(b)  The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  Comprised primarily of Other liabilities at September 30, 2017 and December 31, 2016.

(d)  At September 30, 2017 and December 31, 2016, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $98.6 million and $106 million, respectively.

AIG | Third Quarter 2017 Form 10-Q                43

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  8. Variable Interest Entities

(e)  At September 30, 2017 and December 31, 2016, $17.0 billion and $17.3 billion, respectively, of the total assets of consolidated securitization vehicles were owed to AIG Parent or its subsidiaries.

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
September 30, 2017
Real estate and investment entities(a)	$378,378	$9,876	$2,019		$11,895
Affordable housing partnerships	4,549	736	-		736
Other	2,882	277	1,189	(c)	1,466
Total	$385,809	$10,889	$3,208		$14,097
December 31, 2016
Real estate and investment entities(a)	$409,087	$11,015	$2,115		$13,130
Affordable housing partnerships	4,709	785	-		785
Other	2,869	314	1,045	(c)	1,359
Total	$416,665	$12,114	$3,160		$15,274

(a)  Comprised primarily of hedge funds and private equity funds.

(b)  At September 30, 2017 and December 31, 2016, $10.5 billion and $11.7 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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

Our businesses use derivatives and other instruments as part of their financial risk management. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium‑ and long‑term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and options) are used to economically mitigate risk associated with non‑U.S. dollar denominated debt, net capital exposures, and foreign currency transactions. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset.

In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, CDSs and purchases of investments with embedded derivatives, such as equity‑linked notes and convertible bonds.

AIG | Third Quarter 2017 Form 10-Q                44

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  9. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2017				December 31, 2016
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$290	$1	$615	$9	$175	$-	$782	$11
Foreign exchange contracts	2,634	198	4,546	289	3,527	385	2,602	184
Equity contracts	-	-	143	3	-	-	113	7
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	49,801	2,253	33,303	2,245	51,030	2,328	44,211	3,066
Foreign exchange contracts	6,143	669	10,763	1,012	9,468	935	7,674	1,185
Equity contracts	14,340	469	8,224	56	14,060	305	8,633	12
Credit contracts(b)	3	1	975	278	4	2	861	331
Other contracts(c)	38,031	23	61	5	37,633	22	62	6
Total derivatives, gross	$111,242	$3,614	$58,630	$3,897	$115,897	$3,977	$64,938	$4,802
Counterparty netting(d)		(1,390)		(1,390)		(1,265)		(1,265)
Cash collateral(e)		(1,324)		(1,395)		(903)		(1,521)
Total derivatives on condensed
consolidated balance sheets(f)		$900		$1,112		$1,809		$2,016

(a)  Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)  As of September 30, 2017 and December 31, 2016, included CDSs on super senior multi-sector CDOs with a net notional amount of $716 million and $801 million (fair value liability of $263 million and $308 million), respectively. The expected weighted average maturity as of September 30, 2017 is six years. Because of long-term maturities of the CDSs in the portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the portfolio. As of September 30, 2017 and December 31, 2016, there were no super senior corporate debt/CLOs remaining.

(c)  Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d)  Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)  Represents cash collateral posted and received that is eligible for netting.

(f)  Freestanding derivatives only, excludes Embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively.  Fair value of assets related to bifurcated Embedded derivatives was zero at both September 30, 2017 and December 31, 2016. Fair value of liabilities related to bifurcated Embedded derivatives was $4.0 billion and $3.1 billion, respectively, at September 30, 2017 and December 31, 2016. A bifurcated Embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

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

AIG | Third Quarter 2017 Form 10-Q                45

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  9. Derivatives and Hedge Accounting

Collateral posted by us to third parties for derivative transactions was $3.1 billion and $4.5 billion at September 30, 2017 and December 31, 2016, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.3 billion and $1.5 billion at September 30, 2017 and December 31, 2016, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates.  For the three- and nine-month periods ended September 30, 2017, we recognized losses of $39 million and $87 million, respectively, and for the three- and nine-month periods ended September 30, 2016, we recognized a gain of $1 million and a loss of $8 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

AIG | Third Quarter 2017 Form 10-Q                46

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  9. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

Gains/(Losses) Recognized in Earnings for:			Including Gains/(Losses) Attributable to:
Hedging		Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Three Months Ended September 30, 2017
Interest rate contracts:
Realized capital gains/(losses)	$(1)	$1	$-	$-	$-
Other income	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	(157)	142	-	(15)	-
Other income	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	(3)	2	-	(1)	-
Three Months Ended September 30, 2016
Interest rate contracts:
Realized capital gains/(losses)	$(1)	$1	$-	$-	$-
Other income	-	3	-	-	3
Foreign exchange contracts:
Realized capital gains/(losses)	(10)	(34)	-	(44)	-
Other income	-	3	-	-	3
Equity contracts:
Realized capital gains/(losses)	8	(9)	-	(1)	-
Nine Months Ended September 30, 2017
Interest rate contracts:
Realized capital gains/(losses)	$1	$(1)	$-	$-	$-
Other income	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	(318)	332	-	14	-
Other income	-	4	-	-	4
Equity contracts:
Realized capital gains/(losses)	(29)	26	-	(3)	-
Nine Months Ended September 30, 2016
Interest rate contracts:
Realized capital gains/(losses)	$-	$(6)	$-	$-	$(6)
Other income	-	10	-	-	10
Foreign exchange contracts:
Realized capital gains/(losses)	413	(443)	-	(30)	-
Other income	-	15	-	-	15
Equity contracts:
Realized capital gains/(losses)	28	(28)	-	-	-

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

AIG | Third Quarter 2017 Form 10-Q                47

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  9. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
By Derivative Type:
Interest rate contracts	$(18)	$91	$81	$1,464
Foreign exchange contracts	(98)	49	(220)	203
Equity contracts	(233)	(317)	(723)	(589)
Commodity contracts	-	-	-	-
Credit contracts	19	36	55	70
Other contracts	19	22	55	58
Embedded derivatives	(213)	30	(326)	(1,255)
Total	$(524)	$(89)	$(1,078)	$(49)
By Classification:
Policy fees	$20	$20	$59	$60
Net investment income	(3)	2	(10)	14
Net realized capital losses	(550)	(181)	(1,250)	(93)
Other income (losses)	8	69	121	(43)
Policyholder benefits and claims incurred	1	1	2	13
Total	$(524)	$(89)	$(1,078)	$(49)

Credit Risk-Related Contingent Features

The aggregate fair value of our derivative instruments that contained credit risk-related contingent features and that were in a net liability position at September 30, 2017 and December 31, 2016, was approximately $2.0 billion and $3.0 billion, respectively. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2017 and December 31, 2016, was approximately $2.8 billion and $4.0 billion, respectively.

We estimate that at September 30, 2017, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $95 million.

Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of September 30, 2017. Factors considered in estimating the termination payments upon downgrade include current market conditions and the terms of the respective CSA provisions. Our estimates are also based on the assumption that counterparties will terminate based on their net exposure to us. The actual termination payments could differ from our estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $4.2 billion and $4.8 billion at September 30, 2017 and December 31, 2016, respectively. These securities have par amounts of $9.3 billion and $10.1 billion at September 30, 2017 and December 31, 2016, respectively, and have remaining stated maturity dates that extend to 2052.

AIG | Third Quarter 2017 Form 10-Q                48

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

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.4 billion and $12.8 billion at September 30, 2017 and December 31, 2016, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim.  Thus, these recoverable amounts represent a credit exposure to us.  At September 30, 2017 and December 31, 2016, we held collateral of approximately $9.5 billion and $9.7 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements.

The following table presents the roll forward of activity in Loss Reserves:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Liability for unpaid loss and loss adjustment expenses, beginning of period	$76,422	$74,143	$77,077	$74,942
Reinsurance recoverable	(27,660)	(14,520)	(15,532)	(14,339)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	48,762	59,623	61,545	60,603
Foreign exchange effect	330	(147)	688	53
Dispositions(a)	-	-	-	-
Retroactive reinsurance adjustment (net of discount)(b)	22	-	(11,438)	-
Total	49,114	59,476	50,795	60,656
Losses and loss adjustment expenses incurred:
Current year	7,511	4,960	16,021	14,896
Prior years, excluding discount and amortization of deferred gain	901	274	1,354	214
Prior years, discount charge (benefit)	48	32	283	323
Prior years, amortization of deferred gain on retroactive reinsurance(c)	(75)	-	(195)	-
Total losses and loss adjustment expenses incurred	8,385	5,266	17,463	15,433
Losses and loss adjustment expenses paid:
Current year	(1,634)	(1,948)	(3,342)	(3,945)
Prior years	(3,395)	(3,779)	(12,438)	(13,129)
Total losses and loss adjustment expenses paid	(5,029)	(5,727)	(15,780)	(17,074)
Reclassified to liabilities held for sale(d)	8	(1,060)	-	(1,060)
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	52,478	57,955	52,478	57,955
Reinsurance recoverable	27,609	14,501	27,609	14,501
Total	$80,087	$72,456	$80,087	$72,456

(a)  Includes amounts related to dispositions through the date of disposition.  Includes sale of United Guaranty and Ascot Underwriting Holdings Limited, Ascot Corporate Name Limited and Ascot Employees Corporate Member Limited (Ascot).

(b)  Includes discount on retroactive reinsurance in the amount of $53 million and $1.5 billion for the three- and nine-month periods ended September 30, 2017, respectively.

(c)  Includes $6 million and $11  million for the 2011 retroactive reinsurance agreement with NICO covering U.S. asbestos exposures for the three- and nine-month periods ended September 30, 2017, respectively.

AIG | Third Quarter 2017 Form 10-Q                49

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

(d)  Represents change in loss reserves included in our pending sale of certain of our insurance operations to Fairfax for the three- and nine-month periods ended September 30, 2017.  Upon consummation of the sale, we may retain a portion of these reserves through reinsurance arrangements.

On January 20, 2017, we entered into an adverse development reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion.  At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion.  We account for this transaction as retroactive reinsurance. We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire has provided a parental guarantee to secure the obligations of NICO under the agreement.

On June 14, 2017, a catastrophic fire occurred at Grenfell Tower, a 24-story residential housing block in London, UK, resulting in damage to the property and loss of lives. As of September 30, 2017, our net exposure to loss on this event was not estimable as the forensic investigation was incomplete and the list of potential insureds (and any potential liability) was unclear. There may also be other policyholders involved as the matter evolves.

Discounting of Loss Reserves

At September 30, 2017, the loss reserves reflect a net loss reserve discount of $1.8 billion, including tabular and non-tabular calculations based upon the following assumptions:

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

The discount consists of $491 million of tabular discount and $1.3 billion of non-tabular discount for workers’ compensation.  During the nine-month periods ended September 30, 2017 and 2016, the charge from changes in discount of $283 million and $321 million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Condensed Consolidated Statement of Income.  For the nine-month period ended September 30, 2017, the discount on workers’ compensation reserves decreased by $1.5 billion due to the impact of the adverse development reinsurance agreement with NICO.

During the nine-month period ended September 30, 2017, the forward yield curve component of the discount rates decreased reflecting a decline in the U.S. Treasury rates which resulted in a $138 million decrease in the loss reserve discount.

During the nine-month period ended September 30, 2016, the forward yield curve component of the discount rates decreased reflecting a decline in U.S. Treasury rates which resulted in a $295 million decrease in the loss reserve discount.

AIG | Third Quarter 2017 Form 10-Q                50

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following table presents the components of the loss reserve discount discussed above:

	September 30, 2017			December 31, 2016
		Legacy Portfolio			Legacy Portfolio
	U.S. Liability	- Property and		U.S. Liability	- Property and
	and	Casualty run-off		and	Casualty run-off
(in millions)	Financial Lines	Insurance Lines	Total	Financial Lines	Insurance Lines	Total
U.S. workers' compensation	$2,376	$911	$3,287	$2,583	$987	$3,570
Retroactive reinsurance	(1,494)	-	(1,494)	-	-	-
Total reserve discount*	$882	$911	$1,793	$2,583	$987	$3,570

* Excludes $167 million and $181 million of discount related to certain long tail liabilities in the United Kingdom at September 30, 2017 and December 31, 2016, respectively.

The following tables present increase (decrease) in the net loss reserve discount:

Three Months Ended September 30,	2017			2016
		Legacy Portfolio			Legacy Portfolio
	U.S. Liability	- Property and		U.S. Liability	- Property and
	and	Casualty run-off		and	Casualty run-off
(in millions)	Financial Lines	Insurance Lines	Total	Financial Lines	Insurance Lines	Total
Current accident year	$33	$-	$33	$37	$-	$37
Accretion and other adjustments
to prior year discount	(100)	25	(75)	(43)	(12)	(55)
Effect of interest rate changes	(7)	1	(6)	(11)	(3)	(14)
Net reserve discount
benefit (charge)	(74)	26	(48)	(17)	(15)	(32)
Change in discount on loss reserves
ceded under retroactive reinsurance(a)	53	-	53	-	-	-
Net change in total reserve
discount(b)	$(21)	$26	$5	$(17)	$(15)	$(32)
Comprised of:
U.S. Workers' compensation	$(21)	$26	$5	$(17)	$(15)	$(32)
Asbestos	$-	$-	$-	$-	$-	$-

Nine Months Ended September 30,	2017			2016
		Legacy Portfolio			Legacy Portfolio
	U.S. Liability	- Property and		U.S. Liability	- Property and
	and	Casualty run-off		and	Casualty run-off
(in millions)	Financial Lines	Insurance Lines	Total	Financial Lines	Insurance Lines	Total
Current accident year	$94	$-	$94	$118	$-	$118
Accretion and other adjustments
to prior year discount	(205)	(34)	(239)	(104)	(42)	(146)
Effect of interest rate changes	(96)	(42)	(138)	(196)	(99)	(295)
Net reserve discount
benefit (charge)	(207)	(76)	(283)	(182)	(141)	(323)
Change in discount on loss reserves
ceded under retroactive reinsurance	(1,494)	-	(1,494)	-	-	-
Net change in total reserve
discount(c)	$(1,701)	$(76)	$(1,777)	$(182)	$(141)	$(323)
Comprised of:
U.S. Workers' compensation	$(1,701)	$(76)	$(1,777)	$(182)	$(139)	$(321)
Asbestos	$-	$-	$-	$-	$(2)	$(2)

(a)  Included in the deferred gain from retroactive reinsurance reported in other liabilities.

(b)  Excludes $(18) million and $4 million of discount related to certain long tail liabilities in the United Kingdom for the three-month period ended September 30, 2017 and 2016, respectively.

(c)  Excludes $20 million and $(16) million of discount related to certain long tail liabilities in the United Kingdom for the nine-month period ended September 30, 2017 and 2016, respectively.

AIG | Third Quarter 2017 Form 10-Q                51

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

Individual Securities Litigations.  Between November 18, 2011 and February 9, 2015, eleven separate, though similar, securities actions (Individual Securities Litigations) were filed in or transferred to the SDNY, asserting claims substantially similar to those in the Consolidated 2008 Securities Litigation against AIG and certain directors and officers of AIG and AIGFP. Two of the actions were voluntarily dismissed. On September 10, 2015, the SDNY granted AIG’s motion to dismiss some of the claims in the Individual Securities Litigations in whole or in part. AIG has settled eight of the nine remaining actions. The remaining Individual Securities Litigation pending in the SDNY was brought by a series of institutional investor funds. After the court’s decision granting AIG’s motion to dismiss plaintiff’s claims in part, the claims in the remaining action are limited to a claim under Section 10(b) of the Exchange Act for allegedly materially false and misleading statements in AIG’s public disclosures from February 8, 2008 to September 16, 2008 relating to, among other things, the Subprime Exposure Issues. On January 17, 2017, AIG filed a motion for summary judgment to dismiss the vast majority of the institutional investor funds’ remaining claims.

On March 27, 2015, an additional securities action was filed in state court in Orange County, California asserting a claim against AIG pursuant to Section 11 of the Securities Act (the California Action) that is substantially similar to those in the Consolidated 2008

AIG | Third Quarter 2017 Form 10-Q                52

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  11. Contingencies, Commitments and Guarantees

Securities Litigation and the Individual Securities Litigations. The trial court overruled AIG’s demurrer to dismiss all of the claims asserted in the California Action, which AIG appealed to the California Court of Appeals for the Fourth Appellate District.  In light of a Supreme Court decision addressing the timeliness of claims like those asserted in the California Action, plaintiffs filed a voluntary request for dismissal on June 30, 2017, which has the same effect as a judgment of dismissal. On July 18, 2017, the California Court of Appeals for the Fourth Appellate District dismissed AIG’s appeal as moot.

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

On October 6, 2017, SICO filed a petition for writ of certiorari with the United States Supreme Court.

In the Court of Federal Claims, the United States has alleged, as an affirmative defense in its answer, that AIG is obligated to indemnify the FRBNY and its representatives, including the Federal Reserve Board of Governors and the United States (as the FRBNY’s principal), for any recovery in the SICO Treasury Action.

AIG | Third Quarter 2017 Form 10-Q                53

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

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $3.1 billion at September 30, 2017.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at September 30, 2017 was $139 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

Other

•     For additional discussion on commitments and guarantees associated with VIEs see Note 8 to the Condensed Consolidated Financial Statements.

•     For additional disclosures about derivatives see Note 9 to the Condensed Consolidated Financial Statements.

•     For additional disclosures about guarantees of outstanding debt see Note 16 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2017 Form 10-Q                54

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  12. Equity

12. Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares:

Nine Months Ended September 30, 2017	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Shares, beginning of year	1,906,671,492	(911,335,651)	995,335,841
Shares issued	-	3,221,892	3,221,892
Shares repurchased	-	(99,677,646)	(99,677,646)
Shares, end of period	1,906,671,492	(1,007,791,405)	898,880,087

Dividends

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

The following table presents record date, payment date and dividends paid per share on AIG Common Stock:

		Dividends Paid
Record Date	Payment Date	Per Share
September 15, 2017	September 29, 2017	$0.32
June 14, 2017	June 28, 2017	0.32
March 15, 2017	March 29, 2017	0.32

September 15, 2016	September 29, 2016	0.32
June 13, 2016	June 27, 2016	0.32
March 14, 2016	March 28, 2016	0.32

For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries see Note 19 to the Consolidated Financial Statements in the 2016 Annual Report.

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock and warrants to purchase shares of AIG Common Stock:

Nine Months Ended September 30,
(in millions)	2017	2016
Aggregate repurchases of common stock	$6,275	$8,506
Total number of common shares repurchased	100	153
Aggregate repurchases of warrants	$3	$263
Total number of warrants repurchased*	-	15

*    For the nine-month period ended September 30, 2017, we repurchased 185,000 warrants to purchase shares of AIG Common Stock.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors authorized an additional increase of $2.5 billion to its previous share repurchase authorization. As of September 30, 2017, approximately $2.2 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

AIG | Third Quarter 2017 Form 10-Q                 55

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  12. Equity

The timing of any future repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation
	(Depreciation) of Fixed	Unrealized
	Maturity Securities on	Appreciation	Foreign	Retirement
	Which Other-Than-	(Depreciation)	Currency	Plan
	Temporary Credit	of All Other	Translation	Liabilities
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Total
Balance, December 31, 2016, net of tax	$426	$6,405	$(2,629)	$(972)	$3,230
Change in unrealized appreciation of investments	564	3,693	-	-	4,257
Change in deferred policy acquisition costs adjustment and other*	(56)	(1,269)	-	-	(1,325)
Change in future policy benefits	-	(425)	-	-	(425)
Change in foreign currency translation adjustments	-	-	474	-	474
Change in net actuarial loss	-	-	-	134	134
Change in prior service cost	-	-	-	6	6
Change in deferred tax liability	(178)	(159)	(27)	(48)	(412)
Total other comprehensive income	330	1,840	447	92	2,709
Noncontrolling interests	-	-	-	-	-
Balance, September 30, 2017, net of tax	$756	$8,245	$(2,182)	$(880)	$5,939

Balance, December 31, 2015, net of tax	$696	$5,566	$(2,879)	$(846)	$2,537
Change in unrealized appreciation (depreciation) of investments	(318)	10,873	-	-	10,555
Change in deferred policy acquisition costs adjustment and other	(40)	(887)	-	-	(927)
Change in future policy benefits	-	(2,099)	-	-	(2,099)
Change in foreign currency translation adjustments	-	-	179	-	179
Change in net actuarial loss	-	-	-	13	13
Change in prior service credit	-	-	-	(20)	(20)
Change in deferred tax asset (liability)	248	(1,585)	153	3	(1,181)
Total other comprehensive income (loss)	(110)	6,302	332	(4)	6,520
Noncontrolling interests	-	-	-	-	-
Balance, September 30, 2016, net of tax	$586	$11,868	$(2,547)	$(850)	$9,057

*    Includes net unrealized gains attributable to businesses held for sale.

AIG | Third Quarter 2017 Form 10-Q                56

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  12. Equity

The following table presents the other comprehensive income reclassification adjustments for the three- and nine-month periods ended September 30, 2017 and 2016, respectively:

	Unrealized Appreciation
	(Depreciation) of Fixed
	Maturity Securities on	Unrealized
	Which Other-Than-	Appreciation	Foreign	Retirement
	Temporary Credit	(Depreciation)	Currency	Plan
	Impairments Were	of All Other	Translation	Liabilities
(in millions)	Taken	Investments	Adjustment	Adjustment	Total
Three Months Ended September 30, 2017
Unrealized change arising during period	$160	$831	$328	$38	$1,357
Less: Reclassification adjustments
included in net income	10	133	-	(58)	85
Total other comprehensive income,
before income tax expense	150	698	328	96	1,272
Less: Income tax expense	53	206	3	33	295
Total other comprehensive income,
net of income tax expense	$97	$492	$325	$63	$977
Three Months Ended September 30, 2016
Unrealized change arising during period	$147	$816	$21	$(8)	$976
Less: Reclassification adjustments
included in net income	6	163	-	(3)	166
Total other comprehensive income,
before income tax expense (benefit)	141	653	21	(5)	810
Less: Income tax expense (benefit)	(76)	187	(90)	(9)	12
Total other comprehensive income,
net of income tax expense (benefit)	$217	$466	$111	$4	$798
Nine Months Ended September 30, 2017
Unrealized change arising during period	$553	$2,610	$474	$62	$3,699
Less: Reclassification adjustments
included in net income	45	611	-	(78)	578
Total other comprehensive income,
before income tax expense	508	1,999	474	140	3,121
Less: Income tax expense	178	159	27	48	412
Total other comprehensive income,
net of income tax expense	$330	$1,840	$447	$92	$2,709
Nine Months Ended September 30, 2016
Unrealized change arising during period	$(252)	$8,733	$179	$(18)	$8,642
Less: Reclassification adjustments
included in net income	106	846	-	(11)	941
Total other comprehensive income (loss),
before income tax expense (benefit)	(358)	7,887	179	(7)	7,701
Less: Income tax expense (benefit)	(248)	1,585	(153)	(3)	1,181
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(110)	$6,302	$332	$(4)	$6,520

AIG | Third Quarter 2017 Form 10-Q                 57

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  12. Equity

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Three Months Ended September 30,
(in millions)	2017	2016
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$10	$6	Other realized capital gains
Total	10	6
Unrealized appreciation (depreciation) of all other investments
Investments	48	182	Other realized capital gains
Deferred acquisition costs adjustment	85	(19)	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	133	163
Change in retirement plan liabilities adjustment
Prior - service credit	-	4	*
Actuarial losses	(58)	(7)	*
Total	(58)	(3)
Total reclassifications for the period	$85	$166
	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Nine Months Ended September 30,
(in millions)	2017	2016
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$45	$106	Other realized capital gains
Total	45	106
Unrealized appreciation (depreciation) of all other investments
Investments	415	843	Other realized capital gains
Deferred acquisition costs adjustment	196	3	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	611	846
Change in retirement plan liabilities adjustment
Prior - service credit	1	13	*
Actuarial losses	(79)	(24)	*
Total	(78)	(11)	-
Total reclassifications for the period	$578	$941	-

*    These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2017 Form 10-Q                58

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share data)	2017	2016	2017	2016
Numerator for EPS:
Income (loss) from continuing operations	$(1,712)	$433	$609	$2,211
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	26	(26)	40	(35)
Income (loss) attributable to AIG common shareholders from continuing operations	(1,738)	459	569	2,246
Income (loss) from discontinued operations, net of income tax expense	(1)	3	7	(54)
Net income (loss) attributable to AIG common shareholders	$(1,739)	$462	$576	$2,192
Denominator for EPS:
Weighted average shares outstanding - basic	908,667,044	1,071,295,892	938,130,832	1,113,650,878
Dilutive shares	-	31,104,878	23,165,114	29,049,329
Weighted average shares outstanding - diluted(a) (b)	908,667,044	1,102,400,770	961,295,946	1,142,700,207
Income per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$(1.91)	$0.43	$0.60	$2.02
Income (loss) from discontinued operations	$-	$-	$0.01	$(0.05)
Income (loss) attributable to AIG	$(1.91)	$0.43	$0.61	$1.97
Diluted:
Income (loss) from continuing operations	$(1.91)	$0.42	$0.59	$1.97
Income (loss) from discontinued operations	$-	$-	$0.01	$(0.05)
Income (loss) attributable to AIG	$(1.91)	$0.42	$0.60	$1.92

(a)     Shares in the diluted EPS calculation represent basic shares for the three-month period ended September 30, 2017 due to the net loss in that period. The shares excluded from the calculation were 22,459,868 shares.

(b)     Dilutive shares include our share‑based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011. The number of shares excluded from diluted shares outstanding was 2.4 million and 2.0 million for the three- and nine-month periods ended September 30, 2017, respectively, and 0.1 million and 0.2 million for the three- and nine-month periods ended September 30, 2016, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

AIG | Third Quarter 2017 Form 10-Q                59

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  14. Employee Benefits

14. Employee Benefits

We sponsor various defined benefit pension plans, post-retirement medical and life insurance plans for eligible employees and retirees in the U.S. and certain non-U.S. countries.

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended September 30, 2017
Components of net periodic benefit cost:
Service cost	$(5)	$7	$2	$-	$1	$1
Interest cost	41	4	45	2	1	3
Expected return on assets	(66)	(6)	(72)	-	-	-
Amortization of prior service credit	-	-	-	-	-	-
Amortization of net (gain) loss	6	3	9	-	-	-
Curtailment gain	-	(5)	(5)	-	-	-
Settlement (Credit)/Charges	50	-	50	-	-	-
Net periodic benefit cost (credit)	$26	$3	$29	$2	$2	$4
Three Months Ended September 30, 2016
Components of net periodic benefit cost:
Service cost	$6	$8	$14	$1	$-	$1
Interest cost	45	5	50	2	-	2
Expected return on assets	(72)	(7)	(79)	-	-	-
Amortization of prior service credit	-	-	-	(2)	-	(2)
Amortization of net loss	7	2	9	(1)	1	-
Curtailment gain	-	(2)	(2)	-	-	-
Settlement (Credit)/Charges	-	-	-	-	-	-
Net periodic benefit cost (credit)	$(14)	$6	$(8)	$-	$1	$1
Nine Months Ended September 30, 2017
Components of net periodic benefit cost:
Service cost	$8	$23	$31	$1	$2	$3
Interest cost	126	12	138	5	3	8
Expected return on assets	(194)	(18)	(212)	-	-	-
Amortization of prior service credit	-	-	-	(1)	-	(1)
Amortization of net (gain) loss	20	9	29	-	-	-
Curtailment gain	-	(5)	(5)	-	-	-
Settlement (Credit)/Charges	50	-	50	-	-	-
Net periodic benefit cost (credit)	$10	$21	$31	$5	$5	$10
Nine Months Ended September 30, 2016
Components of net periodic benefit cost:
Service cost	$15	$23	$38	$2	$2	$4
Interest cost	136	15	151	5	2	7
Expected return on assets	(219)	(20)	(239)	-	-	-
Amortization of prior service credit	-	-	-	(7)	-	(7)
Amortization of net loss	19	6	25	(1)	1	-
Curtailment gain	-	(5)	(5)	-	-	-
Settlement (Credit)/Charges	-	-	-	-	-	-
Net periodic benefit cost (credit)	$(49)	$19	$(30)	$(1)	$5	$4

AIG | Third Quarter 2017 Form 10-Q                60

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  14. Employee Benefits

For the nine-month period ended September 30, 2017, we contributed $310 million to the U.S. AIG Retirement Plan.

The lump sum benefit payments through September 30, 2017 exceeded the annual service cost and interest cost components of the pension expense resulting in a settlement loss as of September 30, 2017.

15. Income Taxes

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item.  Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions. As of September 30, 2017, the annual effective tax rate includes the tax effects of significant catastrophe losses recognized in the third quarter of 2017.

Interim Tax Expense (Benefit)

For the three-month period ended September 30, 2017, the effective tax rate on loss from continuing operations was 38.9 percent. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt income and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, partially offset by tax charges related to losses in our European operations taxed at a statutory tax rate lower than 35 percent.

For the nine-month period ended September 30, 2017, the effective tax rate on income from continuing operations was not meaningful, due to a tax benefit on pre-tax income. The tax benefit was primarily due to tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and excess tax deductions related to share based compensation payments recorded through the income statement in accordance with ASU 2016-09, partially offset by tax charges related to increases in uncertain tax positions associated with the impact of settlement discussions with the IRS related to certain open tax issues and losses in our European operations taxed at a statutory tax rate lower than 35 percent.

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

AIG | Third Quarter 2017 Form 10-Q                61

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction.  Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss.  Our U.S. federal consolidated income tax group includes both life companies and non-life companies.  While the U.S. taxable income of our non-life companies can be offset by the net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of September 30, 2017, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

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

For the three- and nine-month periods ended September 30, 2017, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of June 30, 2017, based on all available evidence, we concluded that the valuation allowance should be released. As a result, for the six-month period ended June 30, 2017, we released $468 million of valuation allowance associated with the unrealized tax losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, all of which was allocated to other comprehensive income. As of September 30, 2017, we continue to be in an overall unrealized tax gain position with respect to the U.S. Life Insurance Companies’ available for sale securities portfolio and thus concluded no valuation allowance is necessary in the U.S. Life Insurance Companies’ available for sale securities portfolio.

For the three- and nine-month periods ended September 30, 2017, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Non-Life Companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of June 30, 2017, based on all available evidence, we concluded that the valuation allowance should be released. As a result, for the six-month period ended June 30, 2017, we released $260 million of valuation allowance associated with the unrealized tax losses in the U.S. Non-Life Companies’ available for sale securities portfolio, all of which was allocated to other comprehensive income. As of September 30, 2017, we continue to be in an overall unrealized tax gain position with respect to the U.S. Non-Life Companies’ available for sale securities portfolio and thus concluded no valuation allowance is necessary in the U.S. Non-Life Companies’ available for sale securities portfolio.

AIG | Third Quarter 2017 Form 10-Q                62

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  15. Income Taxes

For the three- and nine-month periods ended September 30, 2017, we recognized net increases of $24 million and $1 million, respectively, in our deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to current year activity.

For both the three- and nine-month periods ended September 30, 2017, we recognized a $26 million decrease in our deferred tax asset valuation allowance associated with certain state jurisdictions, primarily as a result of the beneficial impact of tax law changes enacted in the third quarter of 2017.

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

Accounting for Uncertainty in Income Taxes

At September 30, 2017 and December 31, 2016, our unrecognized tax benefits, excluding interest and penalties were $4.6 billion and $4.5 billion, respectively. The nine-month period ended September 30, 2017 reflects increases in unrecognized tax benefits associated with the impact of settlement discussions with the IRS related to certain open tax issues. At both September 30, 2017 and December 31, 2016, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $0.1 billion.  Accordingly, at September 30, 2017 and December 31, 2016, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.5 billion and $4.4 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.  At September 30, 2017 and December 31, 2016, we had accrued liabilities of $1.3 billion and $1.2 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the nine-month periods ended September 30, 2017 and 2016, we accrued expense (benefit) of $102 million and $(16) million, respectively, for the payment of interest and penalties.

We regularly evaluate adjustments proposed by taxing authorities. At September 30, 2017, such proposed adjustments would not have resulted in a material change to our consolidated financial condition, although it is possible that the effect could be material to our consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, we do not expect any change to be material to our consolidated financial condition.

AIG | Third Quarter 2017 Form 10-Q                63

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

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
September 30, 2017
Assets:
Short-term investments	$2,675	$-	$10,659	$(3,559)	$9,775
Other investments(a)	5,796	-	305,552	-	311,348
Total investments	8,471	-	316,211	(3,559)	321,123
Cash	3	2	2,428	-	2,433
Loans to subsidiaries(b)	35,014	-	574	(35,588)	-
Investment in consolidated subsidiaries(b)	43,014	31,323	-	(74,337)	-
Other assets, including deferred income taxes	21,483	251	160,018	(2,235)	179,517
Assets held for sale	-	-	-	-	-
Total assets	$107,985	$31,576	$479,231	$(115,719)	$503,073
Liabilities:
Insurance liabilities	$-	$-	$282,469	$-	$282,469
Long-term debt	21,480	642	8,917	-	31,039
Other liabilities, including intercompany balances(a)	13,463	184	108,873	(5,967)	116,553
Loans from subsidiaries(b)	574	-	35,014	(35,588)	-
Liabilities held for sale	-	-	-	-	-
Total liabilities	35,517	826	435,273	(41,555)	430,061
Total AIG shareholders’ equity	72,468	30,750	43,414	(74,164)	72,468
Non-redeemable noncontrolling interests	-	-	544	-	544
Total equity	72,468	30,750	43,958	(74,164)	73,012
Total liabilities and equity	$107,985	$31,576	$479,231	$(115,719)	$503,073

December 31, 2016
Assets:
Short-term investments	$4,424	$-	$13,218	$(5,340)	$12,302
Other investments(a)	7,154	-	308,719	-	315,873
Total investments	11,578	-	321,937	(5,340)	328,175
Cash	2	34	1,832	-	1,868
Loans to subsidiaries(b)	34,692	-	576	(35,268)	-
Investment in consolidated subsidiaries(b)	42,582	27,309	-	(69,891)	-
Other assets, including deferred income taxes	24,099	239	140,743	(4,059)	161,022
Assets held for sale	-	-	7,199	-	7,199
Total assets	$112,953	$27,582	$472,287	$(114,558)	$498,264
Liabilities:
Insurance liabilities	$-	$-	$275,120	$-	$275,120
Long-term debt	21,405	642	8,865	-	30,912
Other liabilities, including intercompany balances(a)	14,671	194	103,975	(9,572)	109,268
Loans from subsidiaries(b)	577	-	34,691	(35,268)	-
Liabilities held for sale	-	-	6,106	-	6,106
Total liabilities	36,653	836	428,757	(44,840)	421,406
Total AIG shareholders’ equity	76,300	26,746	42,972	(69,718)	76,300
Non-redeemable noncontrolling interests	-	-	558	-	558
Total equity	76,300	26,746	43,530	(69,718)	76,858
Total liabilities and equity	$112,953	$27,582	$472,287	$(114,558)	$498,264

(a)  Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b)  Eliminated in consolidation.

AIG | Third Quarter 2017 Form 10-Q                64

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended September 30, 2017
Revenues:
Equity in earnings of consolidated subsidiaries*	$(2,098)	$1,138	$-	$960	$-
Other income	225	-	11,455	71	11,751
Total revenues	(1,873)	1,138	11,455	1,031	11,751
Expenses:
Interest expense	236	12	44	(2)	290
(Gain) loss on extinguishment of debt	2	-	(1)	-	1
Other expenses	177	1	14,154	(69)	14,263
Total expenses	415	13	14,197	(71)	14,554
Income (loss) from continuing operations before income tax
benefit	(2,288)	1,125	(2,742)	1,102	(2,803)
Income tax benefit	(549)	(4)	(538)	-	(1,091)
Income (loss) from continuing operations	(1,739)	1,129	(2,204)	1,102	(1,712)
Loss from discontinued operations, net of income taxes	-	-	(1)	-	(1)
Net income (loss)	(1,739)	1,129	(2,205)	1,102	(1,713)
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	26	-	26
Net income (loss) attributable to AIG	$(1,739)	$1,129	$(2,231)	$1,102	$(1,739)
Three Months Ended September 30, 2016
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,002	$528	$-	$(1,530)	$-
Other income	145	-	12,952	(243)	12,854
Total revenues	1,147	528	12,952	(1,773)	12,854
Expenses:
Interest expense	249	12	69	(1)	329
Gain on extinguishment of debt	-	-	(14)	-	(14)
Other expenses	238	1	11,821	(258)	11,802
Total expenses	487	13	11,876	(259)	12,117
Income (loss) from continuing operations before income tax
expense (benefit)	660	515	1,076	(1,514)	737
Income tax expense (benefit)	197	(4)	111	-	304
Income (loss) from continuing operations	463	519	965	(1,514)	433
Income (loss) from discontinued operations, net of income taxes	(1)	-	4	-	3
Net income (loss)	462	519	969	(1,514)	436
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(26)	-	(26)
Net income (loss) attributable to AIG	$462	$519	$995	$(1,514)	$462

AIG | Third Quarter 2017 Form 10-Q                65

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Nine Months Ended September 30, 2017
Revenues:
Equity in earnings of consolidated subsidiaries*	$794	$2,553	$-	$(3,347)	$-
Other income	653	-	36,085	147	36,885
Total revenues	1,447	2,553	36,085	(3,200)	36,885
Expenses:
Interest expense	719	37	129	(5)	880
(Gain) loss on extinguishment of debt	2	-	(6)	-	(4)
Other expenses	693	2	34,865	(142)	35,418
Total expenses	1,414	39	34,988	(147)	36,294
Income (loss) from continuing operations before income tax
expense (benefit)	33	2,514	1,097	(3,053)	591
Income tax expense (benefit)	(544)	(12)	538	-	(18)
Income (loss) from continuing operations	577	2,526	559	(3,053)	609
Income (loss) from discontinued operations, net of income taxes	(1)	-	8	-	7
Net income (loss)	576	2,526	567	(3,053)	616
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	40	-	40
Net income (loss) attributable to AIG	$576	$2,526	$527	$(3,053)	$576
Nine Months Ended September 30, 2016
Revenues:
Equity in earnings of consolidated subsidiaries*	$2,226	$(267)	$-	$(1,959)	$-
Other income	209	5	39,833	(690)	39,357
Total revenues	2,435	(262)	39,833	(2,649)	39,357
Expenses:
Interest expense	743	39	177	(4)	955
(Gain) loss on extinguishment of debt	77	-	(1)	-	76
Other expenses	686	15	34,946	(702)	34,945
Total expenses	1,506	54	35,122	(706)	35,976
Income (loss) from continuing operations before income tax
expense (benefit)	929	(316)	4,711	(1,943)	3,381
Income tax expense (benefit)	(1,265)	(17)	2,452	-	1,170
Income (loss) from continuing operations	2,194	(299)	2,259	(1,943)	2,211
Loss from discontinued operations, net of income taxes	(2)	-	(52)	-	(54)
Net income (loss)	2,192	(299)	2,207	(1,943)	2,157
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(35)	-	(35)
Net income (loss) attributable to AIG	$2,192	$(299)	$2,242	$(1,943)	$2,192

*    Eliminated in consolidation.

AIG | Third Quarter 2017 Form 10-Q                66

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Comprehensive Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended September 30, 2017
Net income (loss)	$(1,739)	$1,129	$(2,205)	$1,102	$(1,713)
Other comprehensive income (loss)	977	1,274	(30,625)	29,351	977
Comprehensive income (loss)	(762)	2,403	(32,830)	30,453	(736)
Total comprehensive income attributable to noncontrolling interests	-	-	26	-	26
Comprehensive income (loss) attributable to AIG	$(762)	$2,403	$(32,856)	$30,453	$(762)
Three Months Ended September 30, 2016
Net income (loss)	$462	$519	$969	$(1,514)	$436
Other comprehensive income (loss)	798	(56)	7	49	798
Comprehensive income (loss)	1,260	463	976	(1,465)	1,234
Total comprehensive loss attributable to noncontrolling interests	-	-	(26)	-	(26)
Comprehensive income (loss) attributable to AIG	$1,260	$463	$1,002	$(1,465)	$1,260
Nine Months Ended September 30, 2017
Net income (loss)	$576	$2,526	$567	$(3,053)	$616
Other comprehensive income (loss)	2,709	7,056	18,864	(25,920)	2,709
Comprehensive income (loss)	3,285	9,582	19,431	(28,973)	3,325
Total comprehensive income attributable to noncontrolling interests	-	-	40	-	40
Comprehensive income (loss) attributable to AIG	$3,285	$9,582	$19,391	$(28,973)	$3,285
Nine Months Ended September 30, 2016
Net income (loss)	$2,192	$(299)	$2,207	$(1,943)	$2,157
Other comprehensive income (loss)	6,520	7,204	48,555	(55,759)	6,520
Comprehensive income (loss)	8,712	6,905	50,762	(57,702)	8,677
Total comprehensive loss attributable to noncontrolling interests	-	-	(35)	-	(35)
Comprehensive income (loss) attributable to AIG	$8,712	$6,905	$50,797	$(57,702)	$8,712

AIG | Third Quarter 2017 Form 10-Q                67

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Cash Flows

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Nine Months Ended September 30, 2017
Net cash (used in) provided by operating activities	$793	$1,105	$(8,773)	$(2,320)	$(9,195)
Cash flows from investing activities:
Sales of investments	5,428	-	58,914	(3,508)	60,834
Sales of divested businesses, net	40	-	565	-	605
Purchase of investments	(1,781)	-	(49,675)	3,508	(47,948)
Loans to subsidiaries - net	38	-	5	(43)	-
Contributions from (to) subsidiaries - net	990	-	-	(990)	-
Net change in restricted cash	-	-	(23)	-	(23)
Net change in short-term investments	1,925	-	890	-	2,815
Other, net	(17)	(4)	(1,488)	-	(1,509)
Net cash (used in) provided by investing activities	6,623	(4)	9,188	(1,033)	14,774
Cash flows from financing activities:
Issuance of long-term debt	1,108	-	1,297	-	2,405
Repayments of long-term debt	(1,354)	-	(1,397)	-	(2,751)
Purchase of common stock	(6,275)	-	-	-	(6,275)
Intercompany loans - net	(5)	-	(38)	43	-
Cash dividends paid	(884)	(1,133)	(1,187)	2,320	(884)
Other, net	(5)	-	1,394	990	2,379
Net cash (used in) provided by financing activities	(7,415)	(1,133)	69	3,353	(5,126)
Effect of exchange rate changes on cash	-	-	(21)	-	(21)
Change in cash	1	(32)	463	-	432
Cash at beginning of year	2	34	1,832	-	1,868
Change in cash of businesses held for sale	-	-	133	-	133
Cash at end of period	$3	$2	$2,428	$-	$2,433

Nine Months Ended September 30, 2016
Net cash (used in) provided by operating activities	$1,671	$1,664	$2,277	$(3,859)	$1,753
Cash flows from investing activities:
Sales of investments	3,242	-	59,669	(9,567)	53,344
Purchase of investments	(659)	-	(62,293)	9,567	(53,385)
Loans to subsidiaries - net	1,025	-	73	(1,098)	-
Contributions from (to) subsidiaries - net	1,593	-	-	(1,593)	-
Net change in restricted cash	-	-	(49)	-	(49)
Net change in short-term investments	1,006	-	(1,861)	-	(855)
Other, net	(179)	-	1,449	-	1,270
Net cash (used in) provided by investing activities	6,028	-	(3,012)	(2,691)	325
Cash flows from financing activities:
Issuance of long-term debt	3,831	-	7,599	-	11,430
Repayments of long-term debt	(1,454)	(62)	(6,167)	-	(7,683)
Purchase of common stock	(8,506)	-	-	-	(8,506)
Intercompany loans - net	(73)	(3)	(1,022)	1,098	-
Cash dividends paid	(1,051)	(1,709)	(2,150)	3,859	(1,051)
Other, net	(263)	-	3,183	1,593	4,513
Net cash (used in) provided by financing activities	(7,516)	(1,774)	1,443	6,550	(1,297)
Effect of exchange rate changes on cash	-	-	88	-	88
Change in cash	183	(110)	796	-	869
Cash at beginning of year	34	116	1,479	-	1,629
Cash at end of period	$217	$6	$2,275	$-	$2,498

AIG | Third Quarter 2017 Form 10-Q                68

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries*	Eliminations*	AIG
Cash (paid) received during the 2017 period for:
Interest:
Third party	$(791)	$(47)	$(208)	$-	$(1,046)
Intercompany	(1)	(1)	2	-	-
Taxes:
Income tax authorities	$(324)	$-	$(166)	$-	$(490)
Intercompany	1,852	-	(1,852)	-	-
Cash (paid) received during the 2016 period for:
Interest:
Third party	$(797)	$(51)	$(161)	$-	$(1,009)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(11)	$-	$(197)	$-	$(208)
Intercompany	782	-	(782)	-	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Nine Months Ended September 30,
(in millions)	2017	2016
Intercompany non-cash financing and investing activities:
Capital contributions	$198	$3,086
Dividends received in the form of securities	735	4,055
Return of capital	26	-
Fixed maturity securities received in exchange for equity securities	-	440

17. Subsequent Events

Dividends Declared

On November 2, 2017, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on December 22, 2017 to shareholders of record on December 8, 2017.

AIG | Third Quarter 2017 Form 10-Q                69

ITEM 2 | Management’s  Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q, in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017 and in our Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Annual Report) to assist readers seeking additional information related to a particular subject.

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

•     strategy for risk management;

•     actual and anticipated sales, monetizations and/or acquisitions of businesses or assets;

•     restructuring of business operations, including anticipated restructuring charges and annual cost savings;

•     generation of deployable capital;

•     strategies to increase return on equity and earnings per share;

•     strategies to grow net investment income, efficiently manage capital, grow book value per common share, and reduce expenses;

•     anticipated organizational, business and regulatory changes;

•     strategies for customer retention, growth, product development, market position, financial results and reserves;

•     management of the impact that innovation and technology changes may have on customer preferences, the frequency or severity of losses and/or the way we distribute and underwrite our products;

•     segments’ revenues and combined ratios; and

•     management succession and retention plans.

AIG | Third Quarter 2017 Form 10-Q                70

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

•     significant legal, regulatory or governmental proceedings;

•     the timing and applicable requirements of any regulatory framework to which we are subject, including as a global systemically important insurer (G‑SII);

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

•     our ability to successfully dispose of, monetize and/or acquire businesses or assets;

•     judgments concerning the recognition of deferred tax assets;

•     judgments concerning estimated restructuring charges and estimated cost savings; and

•     such other factors discussed in:

–   Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q;

–   Part I, Item 2. MD&A of the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017; and

–   Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2016 Annual Report.

We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

AIG | Third Quarter 2017 Form 10-Q                71

AIG | Third Quarter 2017 Form 10-Q                72

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

AIG | Third Quarter 2017 Form 10-Q                73

ITEM 2 | Use of Non-GAAP Measures

We use the following operating performance measures because we believe they enhance the understanding of the underlying profitability of continuing operations and trends of our business segments. We believe they also allow for more meaningful comparisons with our insurance competitors. When we use these measures, reconciliations to the most comparable GAAP measure are provided on a consolidated basis in the Consolidated Results of Operations section of this MD&A.

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

Results from discontinued operations are excluded from all of these measures.

AIG | Third Quarter 2017 Form 10-Q                74

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

AIG | Third Quarter 2017 Form 10-Q                75

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

AIG’S OPERATING MODEL

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

Our multinational capabilities provide a diverse mix of businesses through our global offices and branches in more than 80 countries and jurisdictions. Accordingly, we also review and assess the performance of our Core business through the broad locations of our insurance operations across three key geographic modules: the United States, Europe, and Japan. Our disclosure of geography is based on the significant legal entity insurance companies (including branches) operating in those geographic areas. The other geography includes AIG Parent, United Guaranty Corporation (United Guaranty), AIG Fuji Life Insurance Company, Ltd. (Fuji Life), our insurance operations in remaining geographies around the globe and certain legal entities not deemed significant in the key geographic areas. Geography disclosures exclude our Legacy Portfolio.

On September 25, 2017, we announced prospective changes to our organizational structure, which will become effective during the fourth quarter. Commercial Insurance and Consumer Insurance segments are expected to transition to General Insurance and Life and Retirement, respectively. General Insurance and Life and Retirement will each have distinct business units that reflect how business is marketed and underwritten. General Insurance is expected to include U.S. and International results for Commercial Insurance and Personal Insurance. Life and Retirement is expected to include Individual Retirement, Group Retirement, Life Insurance and Institutional Markets.

Other Operations is expected to include AIG Parent and our new technology-focused subsidiary, Blackboard, formerly operating as Hamilton USA, which was acquired on October 2, 2017. Our Legacy Portfolio will continue to consist of our run-off insurance lines and legacy investments.  When the new operating structure is finalized in the fourth quarter, the presentation of our segment results will be modified and prior periods’ presentation will be revised to conform to the new structure.

AIG | Third Quarter 2017 Form 10-Q                76

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

AIG | Third Quarter 2017 Form 10-Q                 77

ITEM 2 |  Executive Summary

Financial Performance Summary

Net Income (Loss) Attributable To AIG Three Months Ended September 30, ($ in millions)

2017 and 2016 Quarterly Comparison

Decreased due to lower income from insurance operations, reflecting aggregate pre-tax catastrophe losses of $3.0 billion, which included losses from Hurricanes Harvey, Irma and Maria and the earthquake in Mexico, compared to catastrophe losses of $282 million in the same period in the prior year; an increase in unfavorable prior year loss reserve development driven by higher than expected loss emergence mainly in Liability and Financial Lines primarily related to accident year 2016; lower net investment income; and higher net realized capital losses. These decreases were partially offset by lower general operating and other expenses and a net positive adjustment from the update of actuarial assumptions compared to a net negative adjustment in the same period in the prior year.

Net Income Attributable To AIG Nine Months Ended September 30, ($ in millions)

2017 and 2016 Year-to-Date Comparison

Decreased due to lower income from insurance operations, reflecting higher catastrophe losses, an increase in unfavorable prior year loss reserve development driven by higher than expected loss emergence mainly in Liability and Financial Lines primarily related to accident year 2016, a loss on sale of divested businesses due to the sale of Fuji Life in 2017 compared to a gain on sale of divested businesses due to the sale of AIG Advisor Group Inc. (AIG Advisor Group) and NSM Insurance Group LLC (NSM) in 2016 and higher net realized capital losses. These decreases were partially offset by lower general operating and other expenses, a net positive adjustment from the update of actuarial assumptions compared to a net negative adjustment in the same period in the prior year and fair value gains on derivative positions in the Legacy Portfolio, as well as higher net investment income due to increased income from alternative investments and higher appreciation on assets for which the fair value option was elected.

For further discussion see MD&A – Consolidated Results of Operations.

AIG | Third Quarter 2017 Form 10-Q                78

ITEM 2 |  Executive Summary

Pre-Tax Operating Income (Loss)* Three Months Ended September 30, ($ in millions)

2017 and 2016 Quarterly Comparison

Decreased due to lower income from insurance operations, reflecting higher aggregate pre-tax catastrophe losses of $3.0 billion, which included losses from Hurricanes Harvey, Irma and Maria and the earthquake in Mexico, compared to catastrophe losses of $282 million in the same period in the prior year, an increase in unfavorable prior year loss reserve development driven by higher than expected loss emergence mainly in Liability and Financial Lines primarily related to accident year 2016 and lower net investment income. These decreases were partially offset by lower general operating and other expenses and a net positive adjustment from the update of actuarial assumptions compared to a net negative adjustment in the same period in the prior year.

Pre-Tax Operating Income* Nine Months Ended September 30, ($ in millions)

2017 and 2016 Year-to-Date Comparison

Decreased due to lower income from insurance operations, reflecting higher pre-tax catastrophe losses and an increase in unfavorable prior year loss reserve development driven by higher than expected loss emergence mainly in Liability and in Financial Lines primarily related to accident year 2016. These decreases were partially offset by lower general operating and other expenses, a net positive adjustment from the update of actuarial assumptions compared to a net negative adjustment in the same period in the prior year and fair value gains on derivative positions in the Legacy Portfolio as well as higher net investment income due to increased income from alternative investments and higher appreciation on assets for which the fair value option was elected.

For further discussion see MD&A – Business Segment Operations.

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG | Third Quarter 2017 Form 10-Q                 79

ITEM 2 |  Executive Summary

Three Months Ended September 30, ($ in millions) General Operating and Other Expenses

2017 and 2016 Quarterly Comparison

Declined due to lower employee-related expenses and professional fee reductions related to our ongoing efficiency program, divestitures of businesses, including United Guaranty and NSM, and a favorable foreign exchange impact of $19 million.

In keeping with our broad and ongoing efforts to transform for long-term competitiveness, general operating and other expenses for the third quarters of 2017 and 2016 included approximately $31 million and $210 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges.

General Operating Expenses, Operating Basis*

Nine Months Ended September 30, ($ in millions) General Operating and Other Expenses

2017 and 2016 Year-to-Date Comparison

Declined due to lower employee-related expenses and professional fee reductions related to our ongoing efficiency program and divestitures of businesses, including United Guaranty, AIG Advisor Group, Fuji Life and NSM, and a favorable foreign exchange impact of $19 million.

General operating and other expenses for the nine-month periods ended September 30, 2017 and 2016 included approximately $259 million and $488 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges.

We continue to execute initiatives focused on organizational simplification, operational efficiency, and business rationalization, which are expected to result in aggregate pre-tax restructuring and other costs of approximately $1.5 billion (of which approximately $1.45 billion has been recognized since the third quarter of 2015) as well as generate pre-tax annualized savings of approximately $1.4 billion to $1.5 billion when fully implemented by 2018.

General Operating Expenses, Operating Basis*

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG | Third Quarter 2017 Form 10-Q                80

ITEM 2 |  Executive Summary

Capital Returned to Shareholders Nine Months Ended September 30, ($ in millions)
We have returned $20.3 billion in capital to our shareholders through dividends and share and warrant repurchases from January 1, 2016 to September 30, 2017.

Return on Equity Three Months Ended September 30,

Adjusted Return on Equity* Three Months Ended September 30,

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG | Third Quarter 2017 Form 10-Q                 81

ITEM 2 |  Executive Summary

Book Value Per Common Share	Adjusted Book Value Per Common Share*

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in the first nine months of 2017, characterized by factors such as historically low interest rates, the Department of Labor’s (the DOL) final fiduciary duty rule (the DOL Fiduciary Rule), volatile energy markets, slowing growth in China and Euro-Zone economies, and the formal commencement of the United Kingdom’s (the UK) withdrawal from its membership in the European Union (the EU) (commonly referred to as Brexit). Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

Impact of Changes in the Interest Rate Environment

Interest rates decreased marginally in the first nine months of 2017 and have remained at historically low levels. Certain markets in which we operate have experienced negative interest rates. A sustained low interest rate environment negatively affects sales of interest rate sensitive products in our industry and may negatively impact the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios.  We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

Annuity Sales and Surrenders

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products.  However, our disciplined rate setting has helped to mitigate some of the pressure on investment spreads. As long as the low interest rate environment continues, conditions will be challenging for the fixed annuity market. Rapidly rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Customers are, however, currently buying fixed annuities with surrender charge periods of four to seven years in pursuit of higher returns, which may help mitigate the rate of increase in surrenders in a rapidly rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to the contract holders have driven better than expected persistency in Fixed Annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio.  We will closely monitor surrenders of Fixed Annuities as contracts with lower minimum interest rates come out of the surrender charge period in a more attractive rate environment. Low interest rates have also driven growth in our fixed index annuity products, which provide additional interest crediting tied to favorable performance in certain equity market indices and the availability of guaranteed living benefits. Changes in interest rates significantly impact the valuation of our liabilities for guaranteed products with income features and the value of the related hedging portfolio.

AIG | Third Quarter 2017 Form 10-Q                82

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

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 73 percent were crediting at the contractual minimum guaranteed interest rate at September 30, 2017. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 70 percent at both September 30, 2017 and December 31, 2016. These businesses continue to focus on pricing discipline and strategies to reduce the minimum guaranteed interest crediting rates offered on new sales. In the core universal life business in our Life Insurance business, 71 percent of the account values were crediting at the contractual minimum guaranteed interest rate at September 30, 2017.

AIG | Third Quarter 2017 Form 10-Q                 83

ITEM 2 |  Executive Summary

The following table presents fixed annuity and universal life account values of our Core Individual Retirement, Group Retirement and Life Insurance businesses by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
September 30, 2017		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
1%	$5,353	$4,034	$12,638	$22,025
> 1% - 2%	7,125	142	1,927	9,194
> 2% - 3%	14,009	31	441	14,481
> 3% - 4%	10,358	44	7	10,409
> 4% - 5%	562	-	4	566
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$37,441	$4,251	$15,022	$56,714
Group Retirement*
1%	$1,378	$2,570	$2,579	$6,527
> 1% - 2%	6,261	662	156	7,079
> 2% - 3%	15,448	-	167	15,615
> 3% - 4%	905	-	-	905
> 4% - 5%	7,163	-	-	7,163
> 5% - 5.5%	162	-	-	162
Total Group Retirement	$31,317	$3,232	$2,902	$37,451
Universal life insurance
1%	$-	$-	$8	$8
> 1% - 2%	27	177	205	409
> 2% - 3%	566	529	943	2,038
> 3% - 4%	1,785	353	6	2,144
> 4% - 5%	3,383	214	-	3,597
> 5% - 5.5%	303	-	-	303
Total universal life insurance	$6,064	$1,273	$1,162	$8,499
Total	$74,822	$8,756	$19,086	$102,664
Percentage of total	73%	8%	19%	100%

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

See Insurance Reserves – Life and Annuity Reserves and DAC – Update of Actuarial Assumptions for discussion of such adjustments recorded in the three- and nine-month periods ended September 30, 2017 and 2016 in our Consumer Insurance and Legacy Life Insurance Run-Off Lines.

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

AIG | Third Quarter 2017 Form 10-Q                84

ITEM 2 |  Executive Summary

In addition, for our Commercial Insurance segment and run-off insurance lines reported within the Legacy Portfolio, sustained low interest rates may unfavorably affect the net loss reserve discount for workers’ compensation, and to a lesser extent could favorably impact assumptions about future medical costs, the combined net effect of which could result in higher net loss reserves.

Additionally, sustained low interest rates on discounting of projected benefit cash flows for our pension plans may result in higher pension expense.

Department of Labor Fiduciary Rule

Our Individual Retirement and Group Retirement operating segments provide products and services to certain employee benefit plans that are subject to restrictions imposed by the Employee Retirement Income Security Act of 1974, as amended (ERISA) and the Internal Revenue Code, including the requirements of the DOL Fiduciary Rule, related exemption amendments, and subsequent interpretative guidance and bulletins.  Overall, the DOL Fiduciary Rule, as currently promulgated, would result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. Following the extension of the applicability dates of the DOL Fiduciary Rule and related exemptions announced by the DOL in April 2017, the new definition of fiduciary and the impartial conduct standards under the DOL Fiduciary Rule became applicable on June 9, 2017, with the remaining provisions of the rule scheduled to become applicable on January 1, 2018.

In late August 2017, the DOL issued a proposed rule to further extend the applicability date of all remaining elements of the DOL Fiduciary Rule and related exemptions from January 1, 2018 to July 1, 2019.  The comment period for this proposed rule ended on September 15, 2017.  The delay announced in April 2017 and the current proposed delay in the applicability of the DOL Fiduciary Rule followed a February 3, 2017 presidential memorandum that directed the DOL to review the rule and determine whether the DOL Fiduciary Rule will adversely impact the ability of retirement savers to access retirement information and financial advice. Continued uncertainties in the annuity market around the impact and implementation of this rule, including potential delays and possible modifications, have continued to significantly affect distributors, negatively impacting industry sales of annuity products, including those offered by Individual Retirement. We believe, based on our understanding of the DOL Fiduciary Rule, that we have implemented the adjustments necessary to achieve compliance with the applicable provisions of the rule. In addition to the re-examination of the DOL Fiduciary Rule, other federal and state-level authorities have also initiated efforts to evaluate standards of conduct for investment advice and to impose fiduciary duties on financial advisers who give such advice. While we cannot yet predict what impact these developments will have on our businesses, we are closely following the DOL’s ongoing review and assessment of the DOL Fiduciary Rule as well as these other federal and state-level developments.

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

Liability and Financial Lines, Property and Special Risks, International Life Insurance and Personal Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
Rate for 1 USD	2017	2016	Change	2017	2016	Change
Currency:
JPY	110.99	103.53	7%	112.51	110.72	2%
EUR	0.87	0.90	(3)%	0.91	0.90	1%
GBP	0.77	0.74	4%	0.79	0.71	11%

Unless otherwise noted, references to the effects of foreign exchange in the Commercial Insurance and Consumer Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

AIG | Third Quarter 2017 Form 10-Q                 85

ITEM 2 |  Executive Summary

Other Industry Developments

On September 7, 2017, the UK Ministry of Justice announced, a proposal to increase the Ogden rate from negative 0.75 percent to between zero and one percent. This proposal has to be passed by Parliament. We will continue to monitor the progress with this potential change.

In early October 2017, a series of wildfires spread across Northern California causing significant property damage, business interruption and loss of lives. As of November 2, 2017, our preliminary estimate of the amount of pre-tax losses from these wildfires is approximately $500 million, net of reinsurance, impacting both our Commercial Insurance and Personal Insurance businesses.  These losses will be reflected in our fourth quarter 2017 results.  This preliminary estimate involves the exercise of considerable judgment. Due to the complexity of factors contributing to the losses, there can be no assurance that AIG’s ultimate losses associated with these events will not differ from this estimate, perhaps materially.

AIG | Third Quarter 2017 Form 10-Q                86

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations on a reported basis for the three-and nine-month periods ended September 30, 2017 and 2016. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see the Critical Accounting Estimates section of this MD&A and Part II, Item 7. MD&A — Critical Accounting Estimates in the 2016 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2017	2016	Change		2017	2016	Change
Revenues:
Premiums	$8,063	$8,581	(6)%		$23,459	$26,138	(10)%
Policy fees	728	646	13		2,177	2,029	7
Net investment income	3,416	3,783	(10)		10,715	10,479	2
Net realized capital losses	(922)	(765)	(21)		(1,106)	(829)	(33)
Other income	466	609	(23)		1,640	1,540	6
Total revenues	11,751	12,854	(9)		36,885	39,357	(6)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	10,322	7,489	38		22,653	20,748	9
Interest credited to policyholder account balances	867	887	(2)		2,683	2,798	(4)
Amortization of deferred policy acquisition costs	912	1,018	(10)		3,135	3,625	(14)
General operating and other expenses	2,149	2,536	(15)		6,774	8,125	(17)
Interest expense	290	329	(12)		880	955	(8)
(Gain) loss on extinguishment of debt	1	(14)	NM		(4)	76	NM
Net (gain) loss on sale of divested businesses	13	(128)	NM		173	(351)	NM
Total benefits, losses and expenses	14,554	12,117	20		36,294	35,976	1
Income (loss) from continuing operations before
income tax expense (benefit)	(2,803)	737	NM		591	3,381	(83)
Income tax expense (benefit)	(1,091)	304	NM		(18)	1,170	NM
Income (loss) from continuing operations	(1,712)	433	NM		609	2,211	(72)
Income (loss) from discontinued operations,
net of income tax expense (benefit)	(1)	3	NM		7	(54)	NM
Net income (loss)	(1,713)	436	NM		616	2,157	(71)
Less: Net income (loss) attributable to noncontrolling
interests	26	(26)	NM		40	(35)	NM
Net income (loss) attributable to AIG	$(1,739)	$462	NM	%	$576	$2,192	(74)%

	September 30,	December 31,
(in millions, except per share data)	2017	2016
Balance sheet data:
Total assets	$503,073	$498,264
Long-term debt	31,039	30,912
Total AIG shareholders’ equity	72,468	76,300
Book value per common share	80.62	76.66
Book value per common share, excluding AOCI	74.01	73.41
Adjusted book value per common share	57.44	58.57

AIG | Third Quarter 2017 Form 10-Q                 87

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI and Book value per common share, excluding AOCI and DTA (Adjusted book value per common share), which are non-GAAP measures. For additional information see Use of Non‑GAAP Measures.

	September 30,	December 31,
(in millions, except per share data)	2017	2016
Total AIG shareholders' equity	$72,468	$76,300
Accumulated other comprehensive income	5,939	3,230
Total AIG shareholders' equity, excluding AOCI	66,529	73,070

Deferred tax assets	14,897	14,770
Adjusted shareholders' equity	$51,632	$58,300

Total common shares outstanding	898,880,087	995,335,841
Book value per common share	$80.62	$76.66
Book value per common share, excluding AOCI	74.01	73.41
Adjusted book value per common share	57.44	58.57

The following table presents a reconciliation of Return on equity to Adjusted Return on equity, which is a non-GAAP measure. For additional information see Use of Non‑GAAP Measures.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(dollars in millions)	2017	2016	2017	2016	2016
Actual or annualized net income (loss) attributable to AIG	$(6,956)	$1,848	$768	$2,923	$(849)
Actual or annualized after-tax operating income attributable to AIG	(4,444)	4,460	2,273	4,257	406
Average AIG Shareholders' equity	73,100	89,305	74,142	89,196	86,617
Average AOCI	5,451	8,658	4,477	6,344	5,722
Average AIG Shareholders' equity, excluding average AOCI	67,649	80,647	69,665	82,852	80,895
Average DTA	14,592	15,591	14,635	16,189	15,905
Average adjusted AIG Shareholders' equity	$53,057	$65,056	$55,030	$66,663	$64,990
ROE	(9.5)%	2.1%	1.0%	3.3%	(1.0)%
Adjusted Return on Equity	(8.4)%	6.9%	4.1%	6.4%	0.6%

The following table presents a reconciliation of General operating and other expenses to General operating expense, operating basis, which is a Non-GAAP measure:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2017	2016	Change	2017	2016	Change
General operating and other expenses	$2,149	$2,536	(15)%	$6,774	$8,125	(17)%
Restructuring and other costs	(31)	(210)	85	(259)	(488)	47
Other (income) expense related to retroactive reinsurance
agreement	-	(4)	NM	-	8	NM
Pension expense related to a one-time lump sum payment
to former employees	(49)	-	NM	(50)	-	NM
Non-operating litigation reserves	-	2	NM	70	(1)	NM
Total general operating and other expenses included
in pre-tax operating income	2,069	2,324	(11)	6,535	7,644	(15)
Loss adjustment expenses, reported as policyholder
benefits and losses incurred	289	340	(15)	889	1,031	(14)
Advisory fee expenses	(84)	(76)	(11)	(238)	(566)	58
Non-deferrable insurance commissions and other	(148)	(107)	(38)	(410)	(350)	(17)
Direct marketing and acquisition expenses, net of deferrals, and other	(56)	(52)	(8)	(226)	(329)	31
Investment expenses reported as net investment income and other	32	15	113	49	45	9
Total general operating expenses, operating basis	$2,102	$2,444	(14)%	$6,599	$7,475	(12)%

AIG | Third Quarter 2017 Form 10-Q                88

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income (loss)/net income (loss) attributable to AIG to pre-tax operating income (loss)/after-tax operating income (loss) attributable to AIG:

Three Months Ended September 30,	2017			2016
		Total Tax			Total Tax
		(Benefit)	After		(Benefit)	After
(in millions, except per share data)	Pre-tax	Charge	Tax	Pre-tax	Charge	Tax
Pre-tax income (loss)/net income (loss), including noncontrolling interests	$(2,803)	$(1,091)	$(1,714)	$737	$304	$465
Noncontrolling interest			(25)			(3)
Pre-tax income (loss)/net income (loss) attributable to AIG	$(2,803)	$(1,091)	$(1,739)	$737	$304	$462
Uncertain tax positions and other tax adjustments		(11)	11		(42)	42
Deferred income tax valuation allowance releases		2	(2)		2	(2)
Changes in fair value of securities used to hedge guaranteed living benefits	(26)	(9)	(17)	(17)	(6)	(11)
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital
gains (losses)	(84)	(29)	(55)	67	24	43
Unfavorable (favorable) prior year development and related amortization changes ceded
under retroactive reinsurance agreements	(7)	(2)	(5)	(3)	(1)	(2)
(Gain) loss on extinguishment of debt	1	1	-	(14)	(5)	(9)
Net realized capital losses	922	316	606	765	210	555
Noncontrolling interest on net realized capital losses			1			(29)
(Income) loss from discontinued operations			1			(3)
(Income) loss from divested businesses	13	7	6	(128)	(45)	(83)
Non-operating litigation reserves and settlements	-	-	-	(5)	(2)	(3)
Net loss reserve discount (benefit) charge	48	20	28	32	14	18
Pension expense related to a one-time lump sum payment to former employees	49	16	33	-	-	-
Restructuring and other costs	31	10	21	210	73	137
Pre-tax operating income (loss)/After-tax operating income (loss)	$(1,856)	$(770)	$(1,111)	$1,644	$526	$1,115

Weighted average diluted shares outstanding			908.7			1,102.4
Income (loss) per common share attributable to AIG (diluted)			$(1.91)			$0.42
After-tax operating income (loss) per common share attributable to AIG (diluted)*			$(1.22)			$1.01

Nine Months Ended September 30,	2017			2016
		Total Tax			Total Tax
		(Benefit)	After		(Benefit)	After
(in millions, except per share data)	Pre-tax	Charge	Tax	Pre-tax	Charge	Tax
Pre-tax income/net income (loss), including noncontrolling interests	$591	$(18)	$610	$3,381	$1,170	$2,197
Noncontrolling interest			(34)			(5)
Pre-tax income/net income (loss) attributable to AIG	$591	$(18)	$576	$3,381	$1,170	$2,192
Uncertain tax positions and other tax adjustments		(27)	27		(184)	184
Deferred income tax valuation allowance releases		23	(23)		4	(4)
Changes in fair value of securities used to hedge guaranteed living benefits	(117)	(41)	(76)	(270)	(95)	(175)
Changes in benefit reserves and DAC, VOBA and SIA related to net realized capital
gains (losses)	(195)	(68)	(127)	91	32	59
Unfavorable (favorable) prior year development and related amortization changes ceded
under retroactive reinsurance agreements	258	91	167	(15)	(5)	(10)
(Gain) loss on extinguishment of debt	(4)	(1)	(3)	76	26	50
Net realized capital losses	1,106	401	705	829	217	612
Noncontrolling interest on net realized capital losses			6			(40)
(Income) loss from discontinued operations			(7)			54
(Income) loss from divested businesses	173	41	132	(351)	(123)	(228)
Non-operating litigation reserves and settlements	(86)	(30)	(56)	(43)	(15)	(28)
Net loss reserve discount (benefit) charge	283	101	182	323	113	210
Pension expense related to a one-time lump sum payment to former employees	50	17	33	-	-	-
Restructuring and other costs	259	90	169	488	171	317
Pre-tax operating income/After-tax operating income	$2,318	$579	$1,705	$4,509	$1,311	$3,193

Weighted average diluted shares outstanding			961.3			1,142.7
Income per common share attributable to AIG (diluted)			$0.60			$1.92
After-tax operating income per common share attributable to AIG (diluted)			$1.77			$2.79

*   For the three-month period ended September 30, 2017, because we reported a net loss and an after-tax operating loss, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. The shares excluded from these calculations were 22,459,868 shares.

AIG | Third Quarter 2017 Form 10-Q                 89

ITEM 2 | Consolidated Results of Operations

quarterly pre-tax income (loss) Comparison for 2017 and 2016

Pre-tax results decreased in the three-month period ended September 30, 2017 compared to the same period in 2016 primarily due to:

•     higher aggregate pre-tax catastrophe losses of $3.0 billion, which included losses from Hurricanes Harvey, Irma and Maria and the earthquake in Mexico, compared to catastrophe losses of $282 million in the same period in the prior year;

•     an increase in unfavorable prior year loss reserve development driven by higher than expected loss emergence mainly in Liability and Financial Lines primarily related to accident year 2016;

•     a decrease in net investment income due to lower invested assets, lower income on our hedge fund portfolio, and blended investment yields on new investments that were lower than blended rates on investments that were sold, matured or called;

•     an increase in net realized capital losses reflecting:

–   higher derivative losses from variable annuity GMWB, net of hedges, including losses from guaranteed living benefit embedded derivatives, net of hedging, primarily due to a higher net negative adjustment from updates of actuarial assumptions, movement in the non-performance or “own credit” spread adjustment (NPA), driven by tightening credit spreads and lower expected GMWB payments due to higher equity markets; and

–   higher impairments on investments in life settlements.

Partially offset by:

–   foreign exchange gains in the three-month period ended September 30, 2017 compared to foreign exchange losses in the same period in the prior year due to $528 million of remeasurement losses for a short-term intercompany balance in 2016.

These decreases were partially offset by:

•     lower general operating and other expenses reflecting strategic actions to reduce expenses; and

•     a net positive adjustment from the update of actuarial assumptions compared to a net negative adjustment in the same period in the prior year.

year-to-date pre-tax income Comparison for 2017 and 2016

Pre-tax results decreased in the nine-month period ended September 30, 2017 compared to the same period in 2016 primarily due to:

•     higher aggregate pre-tax catastrophe losses of $3.4 billion, which included losses from Hurricanes Harvey, Irma and Maria and the earthquake in Mexico, compared to catastrophe losses of $947 million in the same period in the prior year;

•     an increase in unfavorable prior year loss reserve development driven by higher than expected loss emergence mainly in Liability and Financial Lines primarily related to accident year 2016;

•     a loss on sale of divested businesses due to the sale of Fuji Life in the nine-month period ended September 30, 2017 compared to a gain on sale from divested businesses on the sale of AIG Advisor Group and NSM in the same period in the prior year;

•     an increase in net realized capital losses reflecting:

–   higher derivative losses from variable annuity GMWB, net of hedges, including losses from guaranteed living benefit embedded derivatives, net of hedging, primarily due to a higher net negative adjustment from updates of actuarial assumptions, movement in the NPA, driven by tightening credit spreads and lower expected GMWB payments due to higher equity markets; and

–   gains in the same period in the prior year on the sale of a portion of our investment in People’s Insurance Company (Group) of China Limited and PICC Property & Casualty Company Limited (collectively, our PICC Investment).

Partially offset by:

–   foreign exchange gains in the nine-month period ended September 30, 2017 compared to foreign exchange losses in the same period in the prior year due to $906 million of remeasurement losses for a short-term intercompany balance in 2016; and

–   lower other-than-temporary impairments.

These decreases were partially offset by:

•     lower general operating and other expenses reflecting strategic actions to reduce expenses;

•     a net positive adjustment from the update of actuarial assumptions compared to a net negative adjustment in the same period in the prior year;

•     higher Legacy Portfolio fair value gains on certain investments; and

•     an increase in net investment income due to higher income on alternative investments, primarily in our hedge fund portfolio.

AIG | Third Quarter 2017 Form 10-Q                90

ITEM 2 | Consolidated Results of Operations

Income Tax expense analysis

For the three-month period ended September 30, 2017, the effective tax rate on loss from continuing operations was 38.9 percent. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt income and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, partially offset by tax charges related to losses in our European operations taxed at a statutory tax rate lower than 35 percent.

For the nine-month period ended September 30, 2017, the effective tax rate on income from continuing operations was not meaningful, due to a tax benefit on pre-tax income. The tax benefit was primarily due to tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and excess tax deductions related to share based compensation payments recorded through the income statement in accordance with ASU 2016-09, partially offset by tax charges related to increases in uncertain tax positions associated with the impact of settlement discussions with the IRS related to certain open tax issues and losses in our European operations taxed at a statutory tax rate lower than 35 percent.

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

AIG | Third Quarter 2017 Form 10-Q                 91

ITEM 2 | Consolidated Results of Operations

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

The following table summarizes Pre-tax operating income (loss) from our business segment operations. See also Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Core business:
Commercial Insurance
Liability and Financial Lines	$(257)	$948	$903	$2,332
Property and Special Risks	(2,605)	(263)	(2,200)	(44)
Commercial Insurance	(2,862)	685	(1,297)	2,288
Consumer Insurance
Individual Retirement	718	920	1,815	1,727
Group Retirement	249	214	758	670
Life Insurance	112	(54)	272	(27)
Personal Insurance	(71)	148	471	510
Consumer Insurance	1,008	1,228	3,316	2,880
Other Operations	(287)	(164)	(835)	(565)
Consolidations, eliminations and other adjustments	(1)	(6)	75	-
Total Core	(2,142)	1,743	1,259	4,603
Legacy Portfolio	286	(99)	1,059	(94)
Pre-tax operating income (loss)	$(1,856)	$1,644	$2,318	$4,509

AIG | Third Quarter 2017 Form 10-Q                92

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

AIG | Third Quarter 2017 Form 10-Q                93

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

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our specific business:

Liability and Financial Lines

The Liability and Financial Lines markets remain challenging, with excess capacity continuing to negatively impact the rate environment. Despite this, we continue to achieve rate increases in challenged areas of the portfolio, particularly for directors and officers liability (D&O) within U.S. Financial lines, and more broadly across U.S. Casualty Lines. Within U.S. Casualty, we expect continued execution of our risk selection strategy alongside disciplined underwriting to allow us to achieve rate increases through the remainder of 2017. We have continued to observe higher loss cost trends, which are impacting not only the primary books, but also having a leveraged impact on excess layers. Liability and Financial Lines has large international exposures within the Commercial Insurance portfolio and will therefore remain sensitive to volatility in foreign currencies.

Property and Special Risks

In the first nine months of 2017, Property and Special Risks experienced growth in certain of our targeted lines of business, including Middle Markets; however, we faced certain challenges in other lines driven by the competitive market environment. Rates in more commoditized lines of business such as U.S. excess and surplus continue to be unsatisfactory and we intend to continue to reduce our net premiums written in these areas. Property premiums declined in the first nine months of 2017, primarily due to reductions in the portfolio driven by actions to address accounts with inadequate prices and unfavorable terms and conditions.

Overall, Property and Special Risks experienced rate pressure in the first nine months of 2017; however, recent hurricane and earthquake activity is expected to positively impact market pricing. Property and Special Risks continues to differentiate its underwriting capacity from its peers by leveraging its global footprint, diverse product offering, risk engineering expertise and significant underwriting experience.

AIG | Third Quarter 2017 Form 10-Q                94

ITEM 2 | Business Segment Operations  | Commercial Insurance

COMMERCIAL INSURANCE RESULTS

Three Months Ended September 30,	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	Change		2017	2016	Change
Revenues:
Premiums	$3,815	$4,475	(15)%		$11,286	$13,908	(19)%
Net investment income	777	941	(17)		2,522	2,350	7
Total operating revenues	4,592	5,416	(15)		13,808	16,258	(15)
Benefits and expenses:
Policyholder benefits and losses incurred	6,426	3,455	86		11,868	9,958	19
Amortization of deferred policy acquisition costs	423	514	(18)		1,273	1,576	(19)
General operating and other expenses(a)	605	762	(21)		1,964	2,436	(19)
Total operating expenses	7,454	4,731	58		15,105	13,970	8
Pre-tax operating income (loss)	$(2,862)	$685	NM	%	$(1,297)	$2,288	NM	%
Loss ratio(b)	168.4	77.3	91.1	105.2	71.5	33.7
Acquisition ratio	14.5	15.3	(0.8)	15.2	15.8	(0.6)
General operating expense ratio	12.5	13.2	(0.7)	13.5	13.0	0.5
Expense ratio	27.0	28.5	(1.5)	28.7	28.8	(0.1)
Combined ratio(b)	195.4	105.8	89.6	133.9	100.3	33.6
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(71.2)	(5.6)	(65.6)	(27.5)	(5.9)	(21.6)
Prior year development, net of (additional) return premium on loss sensitive business	(22.1)	(7.0)	(15.1)	(8.5)	(2.4)	(6.1)
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	-	-	NM	(0.3)	-	(0.3)
Accident year loss ratio, as adjusted	75.1	64.7	10.4	68.9	63.2	5.7
Accident year combined ratio, as adjusted	102.1	93.2	8.9	97.6	92.0	5.6

(a)  Includes general operating expenses, commissions and other acquisition expenses.

(b)  Consistent with our definition of PTOI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

The following table presents Commercial Insurance net premiums written by module, showing change on both a reported and constant dollar basis:

Three Months Ended September 30,	Three Months Ended September 30,		Percentage Change in		Nine Months Ended September 30,		Percentage Change in
(in millions)	2017	2016	U.S. dollars	Original currency	2017	2016	U.S. dollars	Original currency
Liability and Financial Lines	$2,175	$2,389	(9)%	(9)%	$6,476	$7,219	(10)%	(9)%
Property and Special Risks	1,595	1,965	(19)	(19)	4,749	6,007	(21)	(20)
Total net premiums written	$3,770	$4,354	(13)%	(13)%	$11,225	$13,226	(15)%	(14)%

AIG | Third Quarter 2017 Form 10-Q                95

ITEM 2 | Business Segment Operations  | Commercial Insurance

The following tables present Commercial accident year catastrophes and severe losses by geography(a) and number of events:

Catastrophes(b)

	# of
(in millions)	Events		U.S.	Japan	Europe	Other	Total
Three Months Ended September 30, 2017
Flooding	-	(c)	$996	$-	$87	$48	$1,131
Windstorms and hailstorms	7		1,380	9	111	58	1,558
Earthquakes	1		26	-	10	(6)	30
Total catastrophe-related charges	8		$2,402	$9	$208	$100	$2,719
Three Months Ended September 30, 2016
Flooding	1		$97	$-	$(10)	$-	$87
Windstorms and hailstorms	7		103	19	10	$2	134
Wildfire	-		11	-	1	9	21
Earthquakes	-		21	(11)	(1)	(2)	7
Other	-		-	-	-	3	3
Total catastrophe-related charges	8		$232	$8	$-	$12	$252
Nine Months Ended September 30, 2017
Flooding	-	(c)	$996	$-	$87	$48	$1,131
Windstorms and hailstorms	17		1,694	9	115	58	1,876
Tropical cyclone	1		20	-	-	41	61
Earthquakes	1		26	-	10	(6)	30
Total catastrophe-related charges	19		$2,736	$9	$212	$141	$3,098
Nine Months Ended September 30, 2016
Flooding	3		$134	$-	$34	$-	$168
Windstorms and hailstorms	18		413	21	10	8	452
Wildfire	1		48	-	1	33	82
Earthquakes	2		68	5	1	16	90
Other	1		-	-	32	3	35
Total catastrophe-related charges	25		$663	$26	$78	$60	$827

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

(c) Flooding events reported in the three- and nine-month periods ended September 30, 2017 are a subset of windstorm events.

Severe Losses(d)

	# of
(in millions)	Events	U.S.	Japan	Europe	Other	Total
Three Months Ended September 30,
2017	12	$164	$-	$48	$20	$232
2016	7	$54	$-	$36	$5	$95
Nine Months Ended September 30,
2017	20	$242	$-	$125	$30	$397
2016	17	$173	$-	$129	$31	$333

(d)  Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

AIG | Third Quarter 2017 Form 10-Q                96

ITEM 2 | Business Segment Operations  | Commercial Insurance

Liability and Financial Lines Results

Nine Months Ended September 30,	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	Change		2017	2016	Change
Underwriting results:
Net premiums written	$2,175	$2,389	(9)%		$6,476	$7,219	(10)%
Decrease in unearned premiums	70	221	(68)		36	951	(96)
Net premiums earned	2,245	2,610	(14)		6,512	8,170	(20)
Losses and loss adjustment expenses incurred	2,538	1,768	44		5,783	5,643	2
Acquisition expenses:
Amortization of deferred policy acquisition costs	215	242	(11)		624	862	(28)
Other acquisition expenses	77	76	1		251	234	7
Total acquisition expenses	292	318	(8)		875	1,096	(20)
General operating expenses	275	345	(20)		882	1,047	(16)
Underwriting income (loss)	(860)	179	NM		(1,028)	384	NM
Net investment income	603	769	(22)		1,931	1,948	(1)
Pre-tax operating income (loss)	$(257)	$948	NM	%	$903	$2,332	(61)%
Loss ratio(a)	113.1	67.7	45.4	88.8	69.1	19.7
Acquisition ratio	13.0	12.2	0.8	13.4	13.4	-
General operating expense ratio	12.2	13.2	(1.0)	13.5	12.8	0.7
Expense ratio	25.2	25.4	(0.2)	26.9	26.2	0.7
Combined ratio(a)	138.3	93.1	45.2	115.7	95.3	20.4
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses(b) and reinstatement premiums	(0.9)	(0.2)	(0.7)	(0.3)	(0.1)	(0.2)
Prior year development, net of (additional) return premium on loss sensitive business	(34.1)	0.5	(34.6)	(13.5)	(1.0)	(12.5)
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	-	-	NM	(0.5)	-	(0.5)
Accident year loss ratio, as adjusted	78.1	68.0	10.1	74.5	68.0	6.5
Accident year combined ratio, as adjusted	103.3	93.4	9.9	101.4	94.2	7.2

(a)     Consistent with our definition of PTOI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

(b)     The catastrophe losses resulted from commercial auto physical damage claims related to hurricane activity in the third quarter of 2017.

Business and Financial Highlights

Liability and Financial Lines pre-tax operating income decreased in the three- and nine-month periods ended September 30, 2017, due to higher unfavorable prior year loss reserve development, mainly in U.S. and European Casualty and Financial Lines, primarily in accident year 2016. These decreases were partially offset by the amortization of the deferred gain from National Indemnity Company (NICO) reinsurance agreement. The decrease was also driven by higher current accident year loss ratios, as adjusted, primarily in U.S. Casualty Lines. Net premiums written decreased primarily due to continued execution of strategic portfolio optimization actions across the U.S. businesses as well as disciplined underwriting in challenging market conditions. General operating expenses continued to decrease due to expense saving initiatives.

Net investment income reflected lower interest and dividends in the three- and nine-month periods ended September 30, 2017, due to lower invested assets resulting from the first quarter 2017 funding of the adverse development reinsurance agreement with NICO. In the nine-month period ended September 30, 2017, the lower net investment income was partially offset by higher income on alternative investments and gains on securities where we elected the fair value option.

For further discussion on the NICO transaction see MD&A – Insurance Reserves.

AIG | Third Quarter 2017 Form 10-Q                97

ITEM 2 | Business Segment Operations  | Commercial Insurance

Liability and Financial Lines Pre-Tax Operating Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2017 and 2016 Comparison

Pre-tax operating income decreased due to:

•     higher unfavorable prior year loss reserve development, partially offset by the amortization of the deferred gain from the NICO reinsurance agreement;

•     higher current accident year loss ratios, as adjusted, mainly in U.S. Casualty Lines, driven by an increase in loss estimates as a result of  2016 year-end and second and third quarter 2017 detailed reserve valuation reviews; and

•     lower net investment income reflecting lower interest and dividends due to lower invested assets resulting from funding of the NICO reinsurance agreement.

This decrease was partially offset by:

•     lower acquisition expenses driven by lower insurance taxes, licenses and fees; and

•     lower general operating expenses driven by continued strategic actions to reduce operating expenses.

Liability and Financial Lines Pre-Tax Operating Income Nine Months Ended September 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Pre-tax operating income decreased due to:

•     higher unfavorable prior year loss reserve development, partially offset by the net losses ceded under the NICO reinsurance agreement and the amortization of the deferred gain from the NICO reinsurance agreement;

•     higher current accident year loss ratios, as adjusted, mainly in U.S. Casualty Lines, driven by an increase in loss estimates as a result of 2016 year-end and second and third quarter 2017 detailed reserve valuation reviews; and

•     lower net investment income reflecting lower interest and dividends due to lower invested assets resulting from funding of the NICO reinsurance agreement, partially offset by higher income on alternative investments and gains on securities where we elected the fair value option.

This decrease was partially offset by:

•     lower acquisition expenses driven by lower insurance taxes, licenses and fees; and

•     lower general operating expenses driven by continued strategic actions to reduce operating expenses.

AIG | Third Quarter 2017 Form 10-Q                98

ITEM 2 | Business Segment Operations  | Commercial Insurance

Liability and Financial Lines Net Premiums Written Three Months Ended September 30, (in millions)

Quarterly 2017 and 2016 Comparison

Net premiums written decreased primarily due to:

•     continued execution of our risk selection strategy in U.S. Casualty as we optimize our product portfolio; and

•     lower production primarily in D&O and M&A products within U.S. Financial Lines due to efforts to maintain underwriting discipline in the current competitive market environment.

Liability and Financial Lines Net Premiums Written Nine Months Ended September 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Net premiums written decreased primarily due to:

•     continued execution of our risk selection strategy in U.S. Casualty as we optimize our product portfolio; and

•     lower production primarily in the U.S. due to efforts to maintain underwriting discipline in the current competitive market environment.

AIG | Third Quarter 2017 Form 10-Q                99

ITEM 2 | Business Segment Operations  | Commercial Insurance

Liability and Financial Lines Combined Ratios Three Months Ended September 30,

Quarterly 2017 and 2016 Comparison

The increase in combined ratio reflected an increase in the loss ratio slightly offset by a decrease in the expense ratio.

The increase in the loss ratio was due to:

•     an increase in prior year unfavorable loss reserve development largely in reaction to early unfavorable loss emergence in U.S. Casualty and Financial Lines in accident year 2016, and an increased number of large claims in European Casualty and Financial Lines primarily in accident year 2016; and

•     higher current accident year loss ratios, as adjusted,  in certain U.S. Casualty Lines, driven by an increase in loss estimates as a result of 2016 year-end and second and third quarter 2017 detailed reserve valuation reviews.

This increase was slightly offset by a decrease in the expense ratio due to a lower general operating expense ratio that was almost entirely offset by a higher acquisition ratio.

* Excludes adjustment for ceded premiums under reinsurance contracts related to prior accident years.

Liability and Financial Lines Combined Ratios Nine Months Ended September 30,

Year-to-Date 2017 and 2016 Comparison

The increase in combined ratio reflected an increase in both the loss ratio and the expense ratio.

The increase in the loss ratio was due to:

•     an increase in prior year unfavorable loss reserve development largely in reaction to early unfavorable loss emergence in U.S. Casualty and Financial Lines in accident year 2016, and an increased number of large claims in European Casualty and Financial Lines primarily in accident year 2016; and

•     higher current accident year loss ratios, as adjusted,  in certain U.S. Casualty Lines, driven by an increase in loss estimates as a result of 2016 year-end and second and third quarter of 2017 detailed reserve valuation reviews.

The increase in the expense ratio reflected a higher general operating expense ratio due to a decrease in net premiums earned reflecting portfolio optimization, which more than offset expense reductions.

* Excludes adjustment for ceded premiums under reinsurance contracts related to prior accident years.

AIG | Third Quarter 2017 Form 10-Q                100

ITEM 2 | Business Segment Operations  | Commercial Insurance

Property and Special Risks Results

Three Months Ended September 30,	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	Change		2017	2016	Change
Underwriting results:
Net premiums written	$1,595	$1,965	(19)%		$4,749	$6,007	(21)%
(Increase) decrease in unearned premiums	(25)	(100)	75		25	(269)	NM
Net premiums earned	1,570	1,865	(16)		4,774	5,738	(17)
Losses and loss adjustment expenses incurred	3,888	1,687	130		6,085	4,315	41
Acquisition expenses:
Amortization of deferred policy acquisition costs	208	272	(24)		649	714	(9)
Other acquisition expenses	52	94	(45)		192	390	(51)
Total acquisition expenses	260	366	(29)		841	1,104	(24)
General operating expenses	201	247	(19)		639	765	(16)
Underwriting loss	(2,779)	(435)	NM		(2,791)	(446)	NM
Net investment income	174	172	1		591	402	47
Pre-tax operating loss	$(2,605)	$(263)	NM	%	$(2,200)	$(44)	NM	%
Loss ratio(a)	247.6	90.5	157.1	127.5	75.2	52.3
Acquisition ratio	16.6	19.6	(3.0)	17.6	19.2	(1.6)
General operating expense ratio	12.8	13.2	(0.4)	13.4	13.3	0.1
Expense ratio	29.4	32.8	(3.4)	31.0	32.5	(1.5)
Combined ratio(a)	277.0	123.3	153.7	158.5	107.7	50.8
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(172.0)	(13.3)	(158.7)	(64.6)	(14.3)	(50.3)
Prior year development	(4.9)	(17.3)	12.4	(1.7)	(4.5)	2.8
Accident year loss ratio, as adjusted	70.7	59.9	10.8	61.2	56.4	4.8
Accident year combined ratio, as adjusted	100.1	92.7	7.4	92.2	88.9	3.3

(a)            Consistent with our definition of PTOI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

Business and Financial Highlights

Property and Special Risks pre-tax operating income decreased in the three- and nine-month periods ended September 30, 2017 primarily due to higher catastrophe and severe losses, and an elevated current accident year loss ratio, as adjusted, primarily in U.S. and Europe commercial property. Property and Special Risks net premiums written decreased mainly in U.S. and Europe commercial property and in U.S. programs due to portfolio optimization and continued challenging market conditions. The sale of our interest in the Ascot business in the fourth quarter of 2016 and the changes made to our 2017 catastrophe reinsurance program, specifically the large North American catastrophe reinsurance cover, also resulted in a decline in net premiums written. General operating expenses continued to decrease due to expense savings initiatives.

Net investment income reflected higher year-to-date income from alternative investments and gains on securities where we elected the fair value option compared to the prior year, which was partially offset in the nine-month period ended September 30, 2017 by lower interest and dividends due to portfolio rebalancing.

AIG | Third Quarter 2017 Form 10-Q                101

ITEM 2 | Business Segment Operations  | Commercial Insurance

Property and Special Risks Pre-Tax Operating Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2017 and 2016 Comparison

Pre-tax operating income decreased primarily due to:

•     higher catastrophe losses driven by hurricanes Harvey, Irma and Maria, as well as other catastrophes including the recent Mexico earthquake; and

•     a higher current accident year loss ratio, as adjusted, in the U.S. and Europe primarily from higher severe losses in commercial property.

The decrease was partially offset by:

•     lower unfavorable prior year development in the U.S. programs business within Special Risks; and

•     lower general operating expenses driven by lower employee-related expenses and other expense reduction initiatives.

Property and Special Risks Pre-Tax Operating Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Pre-tax operating income decreased primarily due to:

•     higher catastrophe losses driven by hurricanes Harvey, Irma and Maria, as well as other catastrophes including the recent Mexico earthquake; and

•     a higher current accident year loss ratio, as adjusted, primarily in U.S. and Europe commercial property.

This decrease was partially offset by:

•     lower unfavorable prior year development in the U.S. programs business within Special Risks;

•     higher net investment income on alternative investments driven by improvement in equity market performance, and gains on securities where we elected the fair value option; and

•     lower general operating expenses driven by lower employee-related expenses and other expense reduction initiatives.

AIG | Third Quarter 2017 Form 10-Q                102

ITEM 2 | Business Segment Operations  | Commercial Insurance

Property and Special Risks Net Premiums Written Three Months Ended September 30, (in millions)

Quarterly 2017 and 2016 Comparison

Net premiums written decreased primarily due to:

•     lower production in U.S. and Europe commercial property primarily driven by remediation efforts and a competitive market environment;

•     reduced production primarily in U.S. programs driven by actions to address portfolio profitability;

•     the sale of our interest in the Ascot business; and

•     higher ceded premiums related to the additional layer of coverage added to the North American catastrophe reinsurance cover for 2017.

This decrease was partially offset by recognition of ceded return premiums on our excess of loss reinsurance covers.

Property and Special Risks Net Premiums Written Nine Months Ended September 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Net premiums written decreased primarily due to:

•     lower production in U.S. and Europe commercial property primarily driven by remediation efforts and a competitive market environment;

•     reduced production primarily in U.S. programs driven by actions to address portfolio profitability;

•     the sale of our interest in the Ascot business; and

•     higher ceded premiums due to changes made to the North American catastrophe reinsurance cover for 2017.

This decrease was partially offset by recognition of ceded return premiums on our excess of loss reinsurance covers.

AIG | Third Quarter 2017 Form 10-Q                103

ITEM 2 | Business Segment Operations  | Commercial Insurance

Property and Special Risks Combined Ratios Three Months Ended September 30,

Quarterly 2017 and 2016 Comparison

The increase in combined ratio reflected an increase in the loss ratio partially offset by a decrease in the expense ratio.

The increase in the loss ratio was primarily due to higher catastrophe losses and a higher current accident year loss ratio, as adjusted, mainly driven by higher severe losses partially offset by lower unfavorable prior year development in the U.S. programs business within Special Risks.

This increase was partially offset by a decrease in the expense ratio driven by:

•     a decrease in the general operating expense ratio due to lower employee-related expenses and other expense reduction initiatives; and

•     a decrease in the acquisition ratio due to the sale of our interest in the Ascot business, reduced production and increased operating efficiency.

Property and Special Risks Combined Ratios Nine Months Ended September 30,

Year-to-Date 2017 and 2016 Comparison

The increase in combined ratio reflected an increase in the loss ratio partially offset by a decrease in the expense ratio.

The increase in the loss ratio was primarily due to higher catastrophe losses and a higher current accident year loss ratio, as adjusted, mainly driven by higher severe losses partially offset by lower unfavorable prior year development in the U.S. programs business within Special Risks.

The decrease in the expense ratio was due to a lower acquisition ratio driven by the sale of our interest in the Ascot business, reduced production and increased operating efficiency.

AIG | Third Quarter 2017 Form 10-Q                104

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

AIG | Third Quarter 2017 Form 10-Q                105

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

Group Retirement continues  to  enhance  its  technology platform to  improve  the customer  experience for  plan sponsors  and  individual  participants.  VALIC’s  self-service tools paired with its career financial advisors provide a  compelling  service  platform. Group Retirement’s strategy also involves providing financial planning services for its clients and meeting their demand for income in retirement.

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

Value Creation and Capital Management: Strive to deliver solid  earnings through disciplined pricing, sustainable underwriting  improvements, expense reductions, and diversification of risk, while optimizing capital allocation and efficiency within insurance entities to  enhance  return on equity.

AIG | Third Quarter 2017 Form 10-Q                106

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

AIG | Third Quarter 2017 Form 10-Q                107

ITEM 2 |  Business Segment Operations | Consumer Insurance

Changes in the interest rate environment can have a significant impact on investment returns, guaranteed income features, and spreads, and a moderate impact on sales and surrender rates.

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

In response to consumer needs and a sustained low interest rate environment, our Life Insurance product portfolio has been evolving. We implemented a strategy to de-emphasize products with long-duration interest rate guarantees and placed a stronger focus on indexed universal life products.

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

Recent Developments

In August 2017, Hurricane Harvey made landfall in Texas and Louisiana causing widespread flooding and property damage in various southern counties within the region. Certain business modules in our Consumer Insurance segment have operations in Houston, Texas and have been directly impacted by the storm. As of September 30, 2017, we have incurred approximately $27 million of storm-related costs. We continue to assess the full financial impact of Hurricane Harvey and its impact to our business operations.

AIG | Third Quarter 2017 Form 10-Q                108

ITEM 2 |  Business Segment Operations | Consumer Insurance

CONSUMER INSURANCE RESULTS

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2017	2016	Change	2017	2016	Change
Revenues:
Premiums	$3,237	$3,313	(2)%	$9,601	$9,754	(2)%
Policy fees	646	573	13	1,940	1,792	8
Net investment income	1,843	1,903	(3)	5,665	5,427	4
Other income	228	220	4	670	1,059	(37)
Total operating revenue	5,954	6,009	(1)	17,876	18,032	(1)
Benefits and expenses:
Policyholder benefits and losses incurred	2,426	2,367	2	6,669	6,701	-
Interest credited to policyholder account balances	742	755	(2)	2,319	2,398	(3)
Amortization of deferred policy acquisition costs	539	455	18	1,984	1,929	3
General operating and other expenses*	1,207	1,181	2	3,515	4,059	(13)
Interest expense	32	23	39	73	65	12
Total operating expenses	4,946	4,781	3	14,560	15,152	(4)
Pre-tax operating income	$1,008	$1,228	(18)%	$3,316	$2,880	15%

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

The Individual Retirement, Group Retirement and Life Insurance modules review and update estimated gross profit assumptions used to amortize DAC and related items for investment-oriented products, as well as other actuarial assumptions, at least annually. As a result, the pre-tax operating earnings of these businesses include adjustments to policy fees, policyholder benefits, interest credited and DAC amortization to reflect such assumption updates, which may be significant.

For the amount of adjustments recorded to reflect such assumption updates by product line and financial statement line item and for related discussion of the assumption changes that resulted in these adjustments see Insurance Reserves – Life and Annuity Reserves and DAC – Update of Actuarial Assumptions.

AIG | Third Quarter 2017 Form 10-Q                109

ITEM 2 |  Business Segment Operations | Consumer Insurance

Individual Retirement Results

The following table presents individual retirement results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2017	2016	Change	2017	2016	Change
Revenues:
Premiums	$22	$37	(41)%	$81	$129	(37)%
Policy fees	190	183	4	567	528	7
Net investment income	973	1,009	(4)	2,983	2,868	4
Advisory fee and other income	158	151	5	468	857	(45)
Benefits and expenses:
Policyholder benefits and losses incurred	15	(20)	NM	88	133	(34)
Interest credited to policyholder account balances	366	370	(1)	1,193	1,259	(5)
Amortization of deferred policy acquisition costs	(20)	(119)	83	235	165	42
Non deferrable insurance commissions	82	59	39	227	166	37
Advisory fee expenses	61	58	5	179	514	(65)
General operating expenses	103	99	4	321	381	(16)
Interest expense	18	13	38	41	37	11
Pre-tax operating income	$718	$920	(22)%	$1,815	$1,727	5%
Fixed Annuities base net investment spread:
Base yield	4.69%	4.95%	(26)	bps	4.84%	4.95%	(11)	bps
Cost of funds	2.65	2.74	(9)		2.65	2.76	(11)
Fixed Annuities base net investment spread	2.04%	2.21%	(17)	bps	2.19%	2.19%	-	bps

Business and Financial Highlights

The market environment reflected continued uncertainty about the DOL Fiduciary Rule and interest rates, which remained low relative to historical levels. As a result, deposits in the three- and nine-month periods ended September 30, 2017 were lower than the same periods in the prior year in most product lines. Net investment income in the three-month period ended September 30, 2017 included lower alternative investment income primarily due to a reduction in the overall size of the hedge fund portfolio, partially offset by higher gains on securities for which the fair value option was elected. In the nine-month period ended September 30, 2017, net investment income included higher gains on securities for which the fair value option was elected and higher returns from alternative investments, partially offset by a reduction in the overall size of the hedge fund portfolio. Pre-tax operating income also included adjustments in each period to update actuarial assumptions, particularly from updates to assumptions for lapses, spreads, and separate account long-term asset growth rate.

Fixed Annuities base net investment spread decreased in the three-month period ended September 30, 2017 compared to the same period in the prior year, primarily due to lower reinvestment yields, accretion income and commercial mortgage loan prepayments, partially mitigated by disciplined pricing and active crediting rate management. In the nine-month period ended September 30, 2017, base net investment spread was comparable to the same period in the prior year, as the impact of lower reinvestment yields, accretion income and prepayments on commercial mortgage loans was mostly mitigated by disciplined pricing and active crediting rate management.

AIG | Third Quarter 2017 Form 10-Q                110

ITEM 2 |  Business Segment Operations | Consumer Insurance

Individual Retirement Pre-Tax Operating Income Three Months Ended September 30, (in millions)

Quarterly 2017 and 2016 Comparison

Pre-tax operating income decreased primarily due to:

•     lower net positive adjustment from the review and update of actuarial assumptions, which was $242 million compared to $369 million in the prior year;

•     lower net investment income from alternative investments due to continued impact of the reduction in the overall size of the hedge fund portfolio, partially offset by higher gains on securities for which the fair value option was elected;

•     lower base net investment spread in Fixed Annuities primarily due to lower reinvestment yields, accretion income and commercial mortgage loan prepayments, partially mitigated by disciplined pricing and active crediting rate management;

•     higher policyholder benefit expense primarily due to growth in Index Annuities and lower benefit expense in the prior year driven by reductions in variable annuity reserves; and

•     higher commission expense primarily due to growth in account values from improvements in the equity markets and an allocation of life reinsurance risk charges, as all U.S. life segments benefited from the reduction in required statutory capital resulting from a reinsurance agreement entered into in 2016 involving certain whole life, term life and universal life businesses (Life Insurance Reinsurance Transactions);

Partially offsetting these decreases were:

•     higher policy fee and advisory fee income, net of expenses, primarily due to growth in account values from improvements in the equity markets; and

•     higher base net investment spread in Variable and Index Annuities primarily due to growth in invested assets, higher commercial mortgage loan prepayments, and disciplined pricing and active crediting rate management.

AIG | Third Quarter 2017 Form 10-Q                111

ITEM 2 |  Business Segment Operations | Consumer Insurance

Individual Retirement Pre-Tax Operating Income Nine Months Ended September 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Pre-tax operating income increased primarily due to:

•     net investment income, which included higher gains on securities for which the fair value option was elected and higher returns on alternative investments, partially offset by a reduction in the overall size of the hedge fund portfolio;

•     higher base net investment spread in Variable and Index Annuities primarily due to growth in invested assets, and disciplined pricing and active crediting rate management, partially offset by lower commercial mortgage loan prepayments and accretion income;

•     lower policyholder benefit expense primarily due to a reduction in immediate annuity reserves, partially offset by growth in Index Annuities and lower benefit expense in the prior year driven by reductions in variable annuity reserves;

•     excluding the impact of the actuarial assumption updates, lower DAC amortization primarily due to improved equity market performance; and

•     higher policy fee and advisory fee income, net of expenses, due to growth in annuity account values from improvement in the equity markets.

Partially offsetting these increases were:

•     lower net positive adjustment from the review and update of actuarial assumptions as discussed above;

•     higher commission expense primarily due to growth in account values from improvements in the equity markets and the allocation of reinsurance risk charges from Life Insurance Reinsurance Transactions; and

•     the sale of AIG Advisor Group in May 2016, which drove the decreases in advisory fee income, advisory expenses and general operating expenses, and resulted in a net $14 million decrease in pre-tax operating income.

AIG | Third Quarter 2017 Form 10-Q                112

ITEM 2 |  Business Segment Operations | Consumer Insurance

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums decreased in the three- and nine-month periods ended September 30, 2017 compared to the same periods in the prior year, primarily due to stronger sales of immediate annuities in the prior-year periods, in which higher equity market volatility made immediate annuities more attractive to customers seeking less volatile returns.

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

The following table presents a reconciliation of Individual Retirement premiums and deposits to GAAP premiums:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Premiums	$22	$37	$81	$129
Deposits	2,504	3,328	8,723	12,854
Other	-	(2)	(4)	1
Premiums and deposits	$2,526	$3,363	$8,800	$12,984

Surrender Rates

The following table presents surrenders as a percentage of average reserves:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Surrenders as a percentage of average reserves
Fixed Annuities	5.9%	7.2%	6.6%	7.6%
Variable and Index Annuities	5.6	5.2	5.9	5.0

The following table presents reserves for Fixed Annuities and Variable and Index Annuities by surrender charge category:

	September 30, 2017		December 31, 2016
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$33,029	$17,818	$34,674	$15,338
Greater than 0% - 2%	1,649	5,692	857	4,558
Greater than 2% - 4%	1,596	8,267	2,221	5,741
Greater than 4%	12,920	34,823	12,599	34,966
Non-surrenderable	1,535	417	1,606	380
Total reserves	$50,729	$67,017	$51,957	$60,983

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For Variable and Index Annuities, the proportion of reserves subject to surrender charges at September 30, 2017 has decreased compared to December 31, 2016 due to normal aging of the business and slower sales, which were due in part to uncertainty around the implementation of the DOL Fiduciary Rule. The increase in reserves with no surrender charge contributed to the increase in the surrender rate in the three- and nine-month periods ended September 30, 2017 compared to the same periods in the prior year.

AIG | Third Quarter 2017 Form 10-Q                113

ITEM 2 |  Business Segment Operations | Consumer Insurance

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows Three Months Ended September 30, (in millions)

Quarterly 2017 and 2016 Comparison

•     Fixed Annuities premiums and deposits were slightly higher than the prior-year period primarily due to strategic crediting rate enhancements for certain products. Net flows continued to be negative but improved compared to the prior-year period, primarily due to lower surrenders, in addition to higher premiums and deposits.

•     Variable and Index Annuities premiums and deposits and net flows declined, primarily due to lower sales of variable annuities, due in part to continued uncertainty in the annuity market around the implementation of the DOL Fiduciary Rule. Lower sales combined with higher surrenders compared to the prior-year period resulted in lower net flows.

•     Retail Mutual Funds had negative net flows in the three-month period ended September 30, 2017 compared to positive net flows in the same period in the prior year, reflecting lower deposits due to negative industry trends in U.S. equity actively managed funds and uncertainty surrounding the DOL Fiduciary Rule.

Individual Retirement Premiums and Deposits (P&D) and Net Flows Nine Months Ended September 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

•     Fixed Annuities premiums and deposits were lower than the prior-year period, and net flows continued to be negative, primarily due to disciplined pricing in the continued low interest rate environment and higher equity market volatility in the prior-year period, which made fixed annuities more attractive to customers seeking less volatile returns.

•     Variable and Index Annuities premiums and deposits and net flows declined, reflecting lower sales of index annuities, along with a continued decrease in variable annuity industry sales due in part to uncertainty around the implementation of the DOL Fiduciary Rule. Lower sales combined with higher surrenders compared to the prior-year period resulted in a decrease in net flows for the index annuity product line and negative net flows compared to positive net flows in the prior-year period for the variable annuity product line.

•     Retail Mutual Funds had negative net flows in the nine-month period ended September 30, 2017 compared to positive net flows in the same period in the prior year, reflecting lower deposits due to negative industry trends in U.S. equity actively managed funds and uncertainty surrounding the DOL Fiduciary Rule.

AIG | Third Quarter 2017 Form 10-Q                114

ITEM 2 |  Business Segment Operations | Consumer Insurance

Group Retirement Results

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2017	2016	Change		2017	2016	Change
Revenues:
Premiums	$8	$9	(11)%		$21	$21	-%
Policy fees	113	99	14		313	285	10
Net investment income	524	554	(5)		1,614	1,588	2
Advisory fee and other income	57	55	4		168	159	6
Benefits and expenses:
Policyholder benefits and losses incurred	10	14	(29)		36	31	16
Interest credited to policyholder account balances	283	289	(2)		845	849	-
Amortization of deferred policy acquisition costs	12	63	(81)		59	106	(44)
Non deferrable insurance commissions	28	20	40		80	59	36
Advisory fee expenses	22	18	22		59	52	13
General operating expenses	88	92	(4)		256	267	(4)
Interest expense	10	7	43		23	19	21
Pre-tax operating income	$249	$214	16%		$758	$670	13%
Base net investment spread:
Base yield	4.52%	4.71%	(19)	bps	4.56%	4.82%	(26)	bps
Cost of funds	2.78	2.86	(8)		2.80	2.90	(10)
Base net investment spread	1.74%	1.85%	(11)	bps	1.76%	1.92%	(16)	bps

Business and Financial Highlights

Group Retirement premiums in the three- and nine-month periods ended September 30, 2017 were comparable to the same periods in the prior year, while premiums and deposits in the three- and nine-month period ended September 30, 2017 increased compared to the same periods in the prior year. The increase in premiums and deposits was primarily driven by higher deposits from group acquisitions, which, along with lower surrenders, drove the improvement in net flows in the three-month period ended September 30, 2017. Net flows in the nine-month period ended September 30, 2017 declined and continued to be negative primarily due to higher surrenders reflecting continued pressure from the consolidation of healthcare providers and other employers in our target markets.

Low base net investment yields and lower commercial mortgage loan prepayments in the three- and nine-month periods ended September 30, 2017 continued to pressure investment spreads, partially mitigated by crediting rate management. Net investment income in the three-month period ended September 30, 2017 included lower alternative investment income primarily due to a reduction in the overall size of the hedge fund portfolio. In the nine-month period ended September 30, 2017, net investment income included higher gains on securities for which the fair value option was elected and higher returns from alternative investments, partially offset by a reduction in the overall size of the hedge fund portfolio. Pre-tax operating income also included adjustments in each period to update actuarial assumptions, particularly from updates to separate account long-term asset growth rate assumption.

AIG | Third Quarter 2017 Form 10-Q                115

ITEM 2 |  Business Segment Operations | Consumer Insurance

Group Retirement Pre-Tax Operating Income Three Months Ended September 30, (in millions)

Quarterly 2017 and 2016 Comparison

Pre-tax operating income increased primarily due to:

•     a net positive adjustment from the review and update of actuarial assumptions, which was $13 million compared to a $47 million net negative adjustment in the prior year; and

•     higher policy fee income due to growth in account values from improvement in the equity markets.

Partially offsetting these increases were:

•     lower base net investment spread primarily due to lower reinvestment yields and commercial mortgage loan prepayments, partially mitigated by effective crediting rate management;

•     lower net investment income from alternative investments due to continued impact of the reduction in the overall size of the hedge fund portfolio; and

•      higher commission expense primarily due to the allocation of reinsurance risk charges from Life Insurance Reinsurance Transactions.

Group Retirement Pre-Tax Operating Income Nine Months Ended September 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Pre-tax operating income increased primarily due to:

•      a net positive adjustment from the review and update of actuarial assumptions compared to a net negative adjustment in the prior year as discussed above;

•      net investment income, which included higher gains on securities for which the fair value option was elected and higher returns on alternative investments, partially offset by a reduction in the overall size of the hedge fund portfolio;

•      higher policy fee income due to growth in account values from improvement in the equity markets; and

•      lower general operating expenses primarily due to lower legal expenses, partially offset by higher spending for implementation of the DOL Fiduciary Rule.

Partially offsetting these increases were:

•      lower base net investment spread primarily due to lower reinvestment yields and commercial mortgage loan prepayments, partially mitigated by effective crediting rate management; and

•      higher commission expense primarily due to the allocation of reinsurance risk charges from Life Insurance Reinsurance Transactions.

AIG | Third Quarter 2017 Form 10-Q                116

ITEM 2 |  Business Segment Operations | Consumer Insurance

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in the three- and nine-month periods ended September 30, 2017, which primarily represent immediate annuities, were comparable to the same periods in the prior year.

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

The following table presents a reconciliation of Group Retirement premiums and deposits to GAAP premiums:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Premiums	$8	$9	$21	$21
Deposits	1,852	1,812	5,681	5,493
Premiums and deposits	$1,860	$1,821	$5,702	$5,514

Surrender Rates

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Surrenders as a percentage of average reserves and mutual funds	7.4%	8.3%	8.5%	8.0%

The following table presents reserves for Group Retirement annuities by surrender charge category:

	September 30,		December 31,
(in millions)	2017	(a)	2016	(a)
No surrender charge(b)	$67,856		$64,160
Greater than 0% - 2%	1,230		906
Greater than 2% - 4%	1,133		1,395
Greater than 4%	5,188		5,434
Non-surrenderable	450		417
Total reserves	$75,857		$72,312

(a)  Excludes mutual fund assets under administration of $19.1 billion and $16.3 billion at September 30, 2017 and December 31, 2016, respectively.

(b)  Group Retirement amounts in this category include reserves of approximately $6.3 billion, at both September 30, 2017 and December 31, 2016, which are subject to 20 percent annual withdrawal limitations.

Group Retirement annuities are typically subject to a five- to seven-year surrender charge period, depending on the product. The increase in the amount and proportion of Group Retirement annuity reserves that have no surrender charge at September 30, 2017 compared to December 31, 2016 was primarily due to normal aging of this book of business, withdrawal limitations on certain plan assets and lower than expected surrenders of older contracts with higher minimum interest rates on fixed account balances that have continued to be attractive to the contract holders in the low interest rate environment.

AIG | Third Quarter 2017 Form 10-Q                117

ITEM 2 |  Business Segment Operations | Consumer Insurance

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended September 30, (in millions)

Quarterly 2017 and 2016 Comparison

Premiums and deposits increased primarily driven by higher deposits from group acquisitions. Net flows continued to be negative but improved compared to the prior-year period, primarily due to lower surrenders, in addition to higher premiums and deposits.

Group Retirement Premiums and Deposits and Net Flows Nine Months Ended September 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Premiums and deposits increased primarily driven by higher deposits from group acquisitions. Net flows declined and continued to be negative as the growth in sales was more than offset by surrenders, including group plan surrenders of approximately $350 million, which were within expectations but higher than in the prior-year period.

AIG | Third Quarter 2017 Form 10-Q                118

ITEM 2 |  Business Segment Operations | Consumer Insurance

Life Insurance Results

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2017	2016	Change		2017	2016	Change
Revenues:
Premiums	$384	$349	10%		$1,168	$1,068	9%
Policy fees	343	291	18		1,060	979	8
Net investment income	260	267	(3)		781	772	1
Other income	13	14	(7)		34	43	(21)
Benefits and expenses:
Policyholder benefits and losses incurred	587	730	(20)		1,795	1,851	(3)
Interest credited to policyholder account balances	93	96	(3)		281	290	(3)
Amortization of deferred policy acquisition costs	37	(43)	NM		161	113	42
Non deferrable insurance commissions	32	37	(14)		88	122	(28)
General operating expenses	135	152	(11)		437	504	(13)
Interest expense	4	3	33		9	9	-
Pre-tax operating income (loss)	$112	$(54)	NM	%	$272	$(27)	NM	%

Business and Financial Highlights

New individual life premiums and deposits in the three- and nine-month periods ended September 30, 2017 reflected higher universal life deposits and term life premiums compared to the prior-year periods. Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. General operating expenses decreased in the three- and nine-month periods ended September 30, 2017 compared to the same periods in the prior year, primarily due to the strategic decision to refocus the group benefits business. Pre-tax operating income also included adjustments in each period to update actuarial assumptions, which was a net positive adjustment in the three- and nine-month periods ended September 30, 2017 compared to a net negative adjustment in the same periods in the prior year.

AIG | Third Quarter 2017 Form 10-Q                119

ITEM 2 |  Business Segment Operations | Consumer Insurance

Life Insurance Pre-Tax Operating Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2017 and 2016 Comparison

Pre-tax operating income increased primarily due to:

•      a net positive adjustment from the review and update of actuarial assumptions, which was $29 million compared to a $92 million net negative adjustment in the prior year;

•      higher policy fee income primarily from growth in universal life; and

•      lower general operating expenses primarily due to the strategic decision to refocus the group benefits business, reductions in domestic life acquisition expenses and lower employee-related expenses on international life.

Partially offsetting these increases was lower net investment income from alternative investments due to continued impact of the reduction in the overall size of the hedge fund portfolio and lower income from yield enhancements, partially offset by higher commercial mortgage loan prepayments.

Life Insurance Pre-Tax Operating Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Pre-tax operating income increased primarily due to:

•      a net positive adjustment from the review and update of actuarial assumptions compared to a net negative adjustment in the prior year as discussed above;

•      lower general operating expenses primarily due to the strategic decision to refocus the group benefits business and reductions in domestic life acquisition expenses;

•      excluding the impact of the actuarial assumption updates, lower DAC amortization primarily due to lapse assumptions on international life;

•      lower policyholder benefit expense due to favorable loss experience and a reserve reduction in group benefits business;

•      higher policy fee income primarily from growth in universal life; and

•      higher net investment income reflecting higher commercial loan prepayments and higher returns on alternative investments, partially offset by a reduction in the overall size of the hedge fund portfolio and lower income from yield enhancements.

AIG | Third Quarter 2017 Form 10-Q                120

ITEM 2 |  Business Segment Operations | Consumer Insurance

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life, and group benefit policies. Premiums increased in the three- and nine-month periods ended September 30, 2017 compared to the same period in the prior year, excluding the effect of foreign exchange, primarily due to assumed premiums related to business distributed by Laya Healthcare and growth in term life and international life and health, partially offset by lower premiums on group benefits policies.

Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance premiums and deposits to GAAP premiums:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Premiums	$384	$349	$1,168	$1,068
Deposits	371	355	1,120	1,050
Other	180	176	504	490
Premiums and deposits	$935	$880	$2,792	$2,608

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits Three Months Ended September 30, (in millions)

Premiums and deposits grew by six percent, excluding the effect of foreign exchange, principally driven by assumed premiums related to business distributed by Laya Healthcare and growth in universal life, term life and international life and health, partially offset by lower premiums on group benefits policies.

Life Insurance Premiums and Deposits Nine Months Ended September 30, (in millions)

Premiums and deposits grew by eight percent, excluding the effect of foreign exchange, principally driven by assumed premiums related to business distributed by Laya Healthcare and growth in universal life, term life and international life and health, partially offset by lower premiums on group benefits policies.

AIG | Third Quarter 2017 Form 10-Q                121

ITEM 2 |  Business Segment Operations | Consumer Insurance

Personal Insurance Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	Change		2017	2016	Change
Underwriting results:
Net premiums written	$2,807	$2,922	(4)%		$8,321	$8,655	(4)%
(Increase) decrease in unearned premiums	16	(4)	NM		10	(119)	NM
Net premiums earned	2,823	2,918	(3)		8,331	8,536	(2)
Losses and loss adjustment expenses incurred	1,814	1,643	10		4,750	4,686	1
Acquisition expenses:
Amortization of deferred policy acquisition costs	510	554	(8)		1,529	1,545	(1)
Other acquisition expenses	215	215	-		639	677	(6)
Total acquisition expenses	725	769	(6)		2,168	2,222	(2)
General operating expenses	441	431	2		1,229	1,317	(7)
Underwriting income (loss)	(157)	75	NM		184	311	(41)
Net investment income	86	73	18		287	199	44
Pre-tax operating income (loss)	$(71)	$148	NM	%	$471	$510	(8)%
Loss ratio	64.3	56.3	8.0	57.0	54.9	2.1
Acquisition ratio	25.7	26.4	(0.7)	26.0	26.0	-
General operating expense ratio	15.6	14.8	0.8	14.8	15.4	(0.6)
Expense ratio	41.3	41.2	0.1	40.8	41.4	(0.6)
Combined ratio	105.6	97.5	8.1	97.8	96.3	1.5
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(10.6)	(0.9)	(9.7)	(3.9)	(1.4)	(2.5)
Prior year development	-	1.1	NM	-	1.5	NM
Accident year loss ratio, as adjusted	53.7	56.5	(2.8)	53.1	55.0	(1.9)
Accident year combined ratio, as adjusted	95.0	97.7	(2.7)	93.9	96.4	(2.5)

The following table presents Personal Insurance net premiums written, showing change on both reported and constant dollar basis:

	Three Months Ended September 30,		Percentage Change in		Nine Months Ended September 30,		Percentage Change in
(in millions)	2017	2016	U.S. dollars	Original currency	2017	2016	U.S. dollars	Original currency
Net premiums written	$2,807	$2,922	(4)%	(2)%	$8,321	$8,655	(4)%	(3)%

AIG | Third Quarter 2017 Form 10-Q                122

ITEM 2 |  Business Segment Operations | Consumer Insurance

The following tables present Personal Insurance accident year catastrophes and severe losses by geography(a) and the number of events:

Catastrophes(b)

	# of
(in millions)	Events		U.S.	Japan	Europe	Other	Total
Three Months Ended September 30, 2017
Flooding	-	(c)	$80	$-	$-	$-	$80
Windstorms and hailstorms	5		195	11	-	-	206
Earthquakes	1		11	-	-	-	11
Total catastrophe-related charges	6		$286	$11	$-	$-	$297
Three Months Ended September 30, 2016
Flooding	1		$5	$-	$-	$-	$5
Windstorms and hailstorms	6		5	19	-	2	26
Earthquakes	-		(2)	-	-	(2)	(4)
Total catastrophe-related charges	7		$8	$19	$-	$-	$27
Nine Months Ended September 30, 2017
Flooding	-	(c)	$80	$-	$-	$-	$80
Windstorms and hailstorms	14		219	11	-	-	230
Tropical cyclone	1		2	-	-	3	5
Earthquakes	1		11	-	-	-	11
Total catastrophe-related charges	16		$312	$11	$-	$3	$326
Nine Months Ended September 30, 2016
Flooding	3		$8	$-	$1	$-	$9
Windstorms and hailstorms	16		40	21	-	2	63
Earthquakes	2		12	23	-	7	42
Other	1		-	-	1	-	1
Total catastrophe-related charges	22		$60	$44	$2	$9	$115

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

(c) Flooding events reported in the three- and nine-month periods ended September 30, 2017 are a subset of windstorm events.

Severe Losses(d)

	# of
(in millions)	Events	U.S.	Japan	Europe	Other	Total
Three Months Ended September 30,
2017	1	$11	$-	$-	$-	$11
2016	-	$-	$-	$-	$-	$-
Nine Months Ended September 30,
2017	2	$20	$-	$-	$8	$28
2016	1	$16	$-	$-	$-	$16

(d)            Severe losses are defined as non-catastrophe individual first party losses and surety losses greater than $10 million, net of related reinsurance and salvage and subrogation.

Business and Financial Highlights

Personal Insurance operating results decreased in the three- and nine-month periods ended September 30, 2017 compared to the same periods in 2016, driven by multiple catastrophe events in the current quarter. Personal Insurance continued its execution of strategic and portfolio actions while implementing underwriting actions and maintaining pricing discipline. Although market competition in the Personal Insurance industry has intensified, the accident year loss ratio, as adjusted, continued to reflect the underwriting quality, portfolio diversity, and low volatility of short-tailed risk in our Personal Insurance book.

AIG | Third Quarter 2017 Form 10-Q                123

ITEM 2 |  Business Segment Operations | Consumer Insurance

Personal Insurance Pre-Tax Operating Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2017 and 2016 Comparison

Pre-tax operating income decreased due to:

•     higher catastrophe losses driven by hurricanes Harvey, Irma and Maria, as well as other catastrophes including the recent Mexico earthquake; and

•     lower net favorable prior year loss reserve development.

Partially offsetting these decreases were:

•     lower accident year losses; and

•     higher net investment income from alternative investments partially offset by lower interest and dividends due to portfolio rebalancing.

Personal Insurance Pre-Tax Operating Income Nine Months Ended September 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Pre-tax operating income decreased due to:

•     higher catastrophe losses;

•     a lower earned premium base; and

•     lower net favorable prior year loss reserve development.

Partially offsetting these decreases were:

•     lower accident year losses;

•     strategic actions to reduce expenses; and

•     higher net investment income on alternative investments.

AIG | Third Quarter 2017 Form 10-Q                124

ITEM 2 |  Business Segment Operations | Consumer Insurance

Personal Insurance Net Premiums Written Three Months Ended September 30, (in millions)

Quarterly 2017 and 2016 Comparison

Net premiums written decreased, excluding the impact of foreign exchange, due to:

•     lower production in automobile and personal property; and

•     higher ceded premiums related to the additional layer of coverage added to the North American catastrophe reinsurance cover for 2017.

These decreases were partially offset by higher production growth in the AIG private client group business, Accident and Health, and warranty service programs.

Personal Insurance Net Premiums Written Nine Months Ended September 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Net premiums written decreased, excluding the impact of foreign exchange, reflecting the following:

•     decreased production in Accident and Health including increased reinsurance purchases on certain blocks of business to manage aggregate exposure;

•     lower automobile and personal property production in our Japan business; and

•     higher ceded premiums due to the lower attachment point and the additional layer of coverage on our catastrophe reinsurance programs.

These decreases were partially offset by production growth in the AIG private client group business.

AIG | Third Quarter 2017 Form 10-Q                125

ITEM 2 |  Business Segment Operations | Consumer Insurance

Personal Insurance Combined Ratios Three Months Ended September 30,

Quarterly 2017 and 2016 Comparison

The increase in combined ratio primarily reflected a higher loss ratio.

The higher loss ratio was driven by:

•     higher losses arising from multiple catastrophe events; and

•     lower net favorable prior year loss reserve development.

The loss ratio increase was partially offset by improved accident year losses.

The expense ratio remained flat due to a higher general operating expense ratio almost entirely offset by a lower acquisition ratio.

Personal Insurance Combined Ratios Nine Months Ended September 30,

Year-to-Date 2017 and 2016 Comparison

The increase in combined ratio reflected a higher loss ratio, partially offset by improvement in expense ratio.

The increase in loss ratio was driven by:

•     higher catastrophe losses; and

•     lower net favorable prior year loss reserve development.

The loss ratio increase was partially offset by improved accident year losses.

The improvement in expense ratio reflected continued strategic actions to reduce expenses.

AIG | Third Quarter 2017 Form 10-Q                126

ITEM 2 |  Business Segment Operations  | Other Operations

Other Operations

The following table presents Other Operations results:

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2017	2016	Change		2017	2016	Change
Pre-tax operating income (loss) by activities:
United Guaranty	$-	$130	NM	%	$-	$401	NM	%
Institutional Markets	79	69	14		204	190	7
Fuji Life	-	7	NM		43	3	NM
Parent and Other:
Corporate General operating expenses	(172)	(167)	(3)		(563)	(514)	(10)
Interest expense	(243)	(248)	2		(729)	(740)	1
Other income, net	49	45	9		210	95	121
Total Parent and Other	(366)	(370)	1		(1,082)	(1,159)	7
Pre-tax operating loss before eliminations	(287)	(164)	(75)		(835)	(565)	(48)
Consolidation, eliminations and other adjustments	(1)	(6)	83		75	-	NM
Pre-tax operating loss	$(288)	$(170)	(69)%		$(760)	$(565)	(35)%

Quarterly 2017 and 2016 Comparison

Pre-tax operating loss increased primarily due to the sale of United Guaranty during the fourth quarter of 2016.

Institutional Markets pre-tax operating income increased due to favorable mortality experience.

Parent and Other pre-tax operating loss was flat compared to the same period in the prior year due to higher gains on securities where we elected the fair value option, offset by higher corporate general operating expenses.

year-to-date 2017 and 2016 Comparison

Pre-tax operating loss increased primarily due to the sale of United Guaranty during the fourth quarter of 2016.

Institutional Markets pre-tax operating income increased due to higher net spreads driven by growth in business.

Parent and Other pre-tax operating loss decreased as a result of gains on securities where we elected the fair value option, partially offset by higher general operating expenses related to one time payments for recent executive leadership changes.

Fuji Life pre-tax operating results increased primarily as a result of increases in underwriting income as a result of new products launched during 2016 as well as growth within existing product lines. Fuji Life was sold on April 30, 2017.

AIG | Third Quarter 2017 Form 10-Q                127

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

Legacy Portfolio

Legacy Insurance Lines represent exited or discontinued product lines, policy forms or distribution channels.

Legacy Property and Casualty Run-Off Insurance Lines — consists of asbestos and environmental exposures and other exposures within certain Property and Casualty profit centers no longer written, including excess workers’ compensation, environmental impairment liability, public entity liability, accident & health, physicians and surgeons professional liability, and various other workers’ compensation and general liability exposures.

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

•     Third party and affiliated reinsurance and retrocessions to improve capital efficiency

•     Commutations of assumed reinsurance and direct policy buy-backs

•     Enhance insured policyholder options and claims resolution strategies

•     Enhanced asset liability management and expense management

For Legacy Investments, our business strategy is to maximize liquidity to AIG Parent and minimize book value impairments while sourcing for our insurance companies attractive assets for their portfolios. Where the asset is under our sole control, we expect to achieve this through a combination of unaffiliated and affiliated sales and securitizations. Where the asset is not under our sole control, there are fewer options as we may, for example, have fiduciary duty obligations to joint venture partners (such as in our Legacy Global Real Estate book).

AIG | Third Quarter 2017 Form 10-Q                128

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

LEGACY PORTFOLIO RESULTS

The following table presents Legacy Portfolio results:

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2017	2016	Change		2017	2016	Change
Revenues:
Premiums	$136	$180	(24)%		$449	$526	(15)%
Policy fees	38	29	31		105	103	2
Net investment income	690	810	(15)		2,142	2,153	(1)
Other income (loss)	149	293	(49)		539	221	144
Total operating revenues	1,013	1,312	(23)		3,235	3,003	8
Benefits and expenses:
Policyholder benefits and losses and loss adjustment
expenses incurred	500	1,137	(56)		1,470	2,194	(33)
Interest credited to policyholder account balances	61	73	(16)		181	211	(14)
Amortization of deferred policy acquisition costs	28	21	33		70	82	(15)
General operating and other expenses	105	110	(5)		352	373	(6)
Interest expense	33	70	(53)		103	237	(57)
Total benefits and expenses	727	1,411	(48)		2,176	3,097	(30)
Pre-tax operating income (loss)	$286	$(99)	NM	%	$1,059	$(94)	NM	%
Pre-tax operating income (loss) by type:
Property and Casualty Run-Off Insurance Lines	$63	$68	(7)%		$207	$94	120%
Life Insurance Run-Off Lines	79	(510)	NM		308	(356)	NM
Legacy Investments	144	343	(58)		544	168	224
Pre-tax operating income (loss)	$286	$(99)	NM	%	$1,059	$(94)	NM	%

Business and Financial Highlights

In the nine-month period ended September 30, 2017, the Legacy Investment portfolio executed several transactions with external parties for total consideration of approximately $676 million, which included sales of a portion of our life settlements portfolio with a face value (death benefits) of approximately $1.9 billion, resulting in a loss on the sale of $123 million. The majority of the consideration received was used to pay down intercompany loans and notes with affiliated insurance companies. In addition, the Legacy Investment portfolio returned approximately $1.0 billion of cash proceeds to AIG Parent in the nine-month period ended September 30, 2017, including $191 million from the sale of an AIG-sponsored fund that occurred in the fourth quarter of 2016.

On September 26, 2017, we signed a Purchase and Sale Agreement to sell the remaining life settlements contracts. The sale was completed on November 1, 2017. As a result, an impairment charge of $273 million was recorded in net realized capital losses in the third quarter of 2017 to write down the contracts to their fair market value.

AIG | Third Quarter 2017 Form 10-Q                129

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

Legacy Portfolio Pre-Tax Operating Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2017 and 2016 Comparison

Pre-tax operating income increased due to higher Legacy Life pre-tax operating income due to significantly lower loss recognition on certain payout annuities from the update of actuarial assumptions in the three-month period ended September 30, 2017 compared to the same period in the prior year.

Partially offsetting the increase was lower Legacy Investment pre-tax operating income driven primarily by lower gains on portfolios for which the fair value option was elected, and lower income on the life settlements portfolio as a result of partial sales.

Legacy Portfolio Pre-Tax Operating Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2017 and 2016 Comparison

Pre-tax operating income increased due to:

•     significantly lower loss recognition on certain payout annuities from the update of actuarial assumptions in the nine-month period ended September 30, 2017 compared to the same period in the prior year;

•     increased Legacy Investment pre-tax operating income in 2017 compared to 2016 driven by higher fair value gains on portfolios for which the fair value option was elected; and

•     increased Legacy Property and Casualty pre-tax operating income due to unfavorable prior year development in the prior year.

AIG | Third Quarter 2017 Form 10-Q                130

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

Investment Highlights during the Nine Months Ended September 30, 2017

•       A decrease in interest rates and narrowing credit spreads resulted in a net unrealized gain in our investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $14.1 billion as of September 30, 2017 from approximately $9.7 billion as of December 31, 2016.

•       We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•       During the first quarter of 2017, we funded the adverse development reinsurance agreement entered into with NICO. The approximate $10.2 billion funding of this agreement was the primary reason for the decrease in the invested asset portfolio in the nine-month period ended September 30, 2017.

•       During the nine-month period ended September 30, 2017, we reduced our hedge fund portfolio by approximately $1.8 billion as a result of redemptions consistent with our planned reduction of exposure. Our hedge fund portfolio experienced above average returns in the nine-month period ended September 30, 2017 due to higher equity market performance.

•       Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•       Other-than-temporary impairments decreased due to lower impairments in our structured securities and corporate bond portfolios.

•       During the second quarter of 2017, partial sale of our investment in Arch Capital Group Ltd. (Arch), which we received as part of the consideration for selling United Guaranty to Arch in 2016.

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

AIG | Third Quarter 2017 Form 10-Q                131

ITEM 2 | Investments

The following table presents the components of Net Investment Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Interest and dividends	$2,960	$3,213	$9,037	$9,698
Alternative investments(a)	355	365	1,174	309
Other investment income(b)	237	320	894	810
Total investment income	3,552	3,898	11,105	10,817
Investment expenses	136	115	390	338
Total net investment income	$3,416	$3,783	$10,715	$10,479

(a)  Includes income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds for which we elected the fair value option are recorded as of the balance sheet date. Other hedge funds are generally reported on a one-month lag, while private equity funds are generally reported on a one-quarter lag.

(b)  Primarily includes changes in fair value of certain fixed maturity securities where the fair value option has been elected and income on life settlements. For the three-month periods ended September 30, 2017 and 2016, the investment income (loss) recorded on these securities was $138 million and $98 million, respectively, and on life settlements was $55 million and $161 million, respectively. For the nine-month periods ended September 30, 2017 and 2016, the investment income (loss) recorded on these securities was $479 million and $370 million, respectively, and on life settlements was $256 million and $360 million, respectively.

Net investment income for the three-month period ended September 30, 2017 was lower than the same period in the prior year due to lower invested assets, lower income on our hedge fund portfolio, and blended investment yields on new investments that were lower than blended rates on investments that were sold, matured or called partially offset by higher gains on assets for which we elected the fair value option. Net investment income for the nine-month period ended September 30, 2017 was higher than the same period in the prior year as higher income on our alternative investments, primarily in our hedge fund portfolio, and higher gains on assets for which we elected the fair value option, more than offset lower invested assets and blended investment yields on new investments that were lower than blended rates on investments that were sold, matured or called.

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

AIG | Third Quarter 2017 Form 10-Q                132

ITEM 2 | Investments

Fixed maturity securities of the Property Casualty Insurance Companies domestic operations, with an average duration of 4.1 years, are currently comprised of corporate bonds, structured securities, taxable municipal bonds and government and agency bonds as well as tax-exempt securities, which provide attractive risk-adjusted after-tax returns. The majority of these high quality investments are rated A or higher based on composite ratings.

Fixed maturity securities held in the Property Casualty Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, with an average duration of 3.4 years.

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

Fixed maturity securities of the Life Insurance Companies domestic operations, with an average duration of 7.2 years, are comprised primarily of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non‑agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on its composite ratings.

Fixed maturity securities held in the Life Insurance Companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, with an average duration of 20.6 years.

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

For a full description of the composite AIG credit ratings see Investments – Credit Ratings.

AIG | Third Quarter 2017 Form 10-Q                133

ITEM 2 | Investments

The following table presents the fixed maturity security portfolio of U.S. Insurance Companies categorized by NAIC Designation, at fair value:

September 30, 2017
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$73,490	$69,224	$142,714	$6,105	$4,686	$1,264	$154	$12,209	$154,923
Mortgage-backed, asset-backed and collateralized	63,960	3,059	67,019	407	81	137	2,364	2,989	70,008
Total*	$137,450	$72,283	$209,733	$6,512	$4,767	$1,401	$2,518	$15,198	$224,931

*    Excludes $25.5 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

The following table presents the fixed maturity security portfolio of U.S. Insurance Companies categorized by composite AIG credit rating, at fair value:

September 30, 2017
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$74,088	$69,232	$143,320	$5,580	$4,653	$1,370	$11,603	$154,923
Mortgage-backed, asset-backed and collateralized	44,390	4,737	49,127	992	709	19,180	20,881	70,008
Total*	$118,478	$73,969	$192,447	$6,572	$5,362	$20,550	$32,484	$224,931

*    Excludes $25.5 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

Credit Ratings

At September 30, 2017, approximately 91 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of these securities were rated AAA by one or more of the principal rating agencies, and approximately 15 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors’ Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At September 30, 2017, approximately 23 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 8 percent were below investment grade or not rated. Approximately 39 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

AIG | Third Quarter 2017 Form 10-Q                134

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

For a discussion of credit risks associated with Investments see Enterprise Risk Management.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(in millions)	2017	2016	2017	2016	2017	2016
Rating:
Other fixed maturity
securities
AAA	$11,332	$11,791	$2,731	$2,807	$14,063	$14,598
AA	30,059	33,647	221	250	30,280	33,897
A	43,879	45,619	1,635	1,612	45,514	47,231
BBB	71,591	68,700	142	76	71,733	68,776
Below investment grade	12,584	12,832	17	17	12,601	12,849
Non-rated	1,048	890	-	-	1,048	890
Total	$170,493	$173,479	$4,746	$4,762	$175,239	$178,241
Mortgage-backed, asset-
backed and collateralized
AAA	$29,648	$28,593	$894	$1,055	$30,542	$29,648
AA	7,593	6,114	615	714	8,208	6,828
A	7,843	8,504	364	307	8,207	8,811
BBB	4,591	4,996	178	303	4,769	5,299
Below investment grade	17,578	19,838	5,838	6,790	23,416	26,628
Non-rated	25	13	18	67	43	80
Total	$67,278	$68,058	$7,907	$9,236	$75,185	$77,294
Total
AAA	$40,980	$40,384	$3,625	$3,862	$44,605	$44,246
AA	37,652	39,761	836	964	38,488	40,725
A	51,722	54,123	1,999	1,919	53,721	56,042
BBB	76,182	73,696	320	379	76,502	74,075
Below investment grade	30,162	32,670	5,855	6,807	36,017	39,477
Non-rated	1,073	903	18	67	1,091	970
Total	$237,771	$241,537	$12,653	$13,998	$250,424	$255,535

AIG | Third Quarter 2017 Form 10-Q                135

ITEM 2 | Investments

Available‑for‑Sale Investments

The following table presents the fair value of our available‑for‑sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2017	2016
Bonds available for sale:
U.S. government and government sponsored entities	$2,384	$1,992
Obligations of states, municipalities and political subdivisions	18,831	24,772
Non-U.S. governments	15,593	14,535
Corporate debt	133,685	132,180
Mortgage-backed, asset-backed and collateralized:
RMBS	37,509	37,374
CMBS	13,518	14,271
CDO/ABS	16,251	16,413
Total mortgage-backed, asset-backed and collateralized	67,278	68,058
Total bonds available for sale*	237,771	241,537
Equity securities available for sale:
Common stock	1,056	1,065
Preferred stock	577	752
Mutual funds	74	261
Total equity securities available for sale	1,707	2,078
Total	$239,478	$243,615

*    At September 30, 2017 and December 31, 2016, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $31.2 billion and $33.6 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	September 30,	December 31,
(in millions)	2017	2016
Japan	$1,820	$2,140
Germany	1,635	1,168
United Kingdom	1,263	815
Canada	1,065	1,115
France	882	667
Mexico	609	637
Netherlands	561	445
Indonesia	452	366
Norway	438	456
Chile	352	360
Other	6,571	6,417
Total	$15,648	$14,586

AIG | Third Quarter 2017 Form 10-Q                136

ITEM 2 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	September 30, 2017
			Non-			December 31,
		Financial	Financial	Structured		2016
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$882	$1,172	$2,020	$-	$4,074	$3,788
Germany	1,635	146	1,971	1	3,753	3,227
Netherlands	561	871	1,274	56	2,762	2,658
Belgium	190	107	893	-	1,190	1,075
Ireland	11	-	582	551	1,144	1,263
Spain	-	89	924	-	1,013	918
Italy	-	176	584	-	760	842
Luxembourg	-	17	425	-	442	430
Finland	57	33	78	-	168	198
Austria	23	3	4	-	30	95
Other - EuroZone	742	41	234	-	1,017	1,104
Total Euro-Zone	$4,101	$2,655	$8,989	$608	$16,353	$15,598
Remainder of Europe
United Kingdom	$1,263	$3,402	$8,398	$3,671	$16,734	$15,293
Switzerland	40	1,265	990	-	2,295	2,360
Sweden	130	413	159	-	702	691
Norway	438	44	168	-	650	582
Russian Federation	105	20	158	-	283	169
Other - Remainder of Europe	160	116	77	-	353	285
Total - Remainder of Europe	$2,136	$5,260	$9,950	$3,671	$21,017	$19,380
Total	$6,237	$7,915	$18,939	$4,279	$37,370	$34,978

Investments in Municipal Bonds

At September 30, 2017, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with over 92 percent of the portfolio rated A or higher.

AIG | Third Quarter 2017 Form 10-Q                137

ITEM 2 | Investments

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	September 30, 2017
	State	Local		Total	December 31,
	General	General		Fair	2016
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$20	$559	$3,009	$3,588	$4,170
California	683	423	2,184	3,290	3,471
Texas	195	674	1,109	1,978	3,287
Massachusetts	477	-	490	967	1,396
Illinois	72	129	657	858	1,171
Florida	62	-	657	719	1,016
Washington	256	13	377	646	1,059
Virginia	8	-	632	640	789
Ohio	94	-	492	586	536
Georgia	131	167	266	564	747
Washington D.C.	37	-	460	497	671
Pennsylvania	161	23	223	407	719
Maryland	168	92	126	386	423
All other states(a)	419	356	2,930	3,705	5,317
Total(b)(c)	$2,783	$2,436	$13,612	$18,831	$24,772

(a)  We did not have material credit exposure to the government of Puerto Rico.

(b)  Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)  Includes $0.9 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	September 30,	December 31,
(in millions)	2017	2016
Financial institutions:
Money Center/Global Bank Groups	$9,285	$8,892
Regional banks — other	562	606
Life insurance	3,652	3,100
Securities firms and other finance companies	375	392
Insurance non-life	5,013	5,213
Regional banks — North America	6,372	6,844
Other financial institutions	9,589	8,435
Utilities	18,498	17,938
Communications	9,872	10,025
Consumer noncyclical	15,935	15,338
Capital goods	7,853	8,339
Energy	13,274	13,618
Consumer cyclical	9,011	8,606
Basic	6,128	6,582
Other	18,266	18,252
Total *	$133,685	$132,180

*    At both September 30, 2017 and December 31, 2016, approximately 91 percent of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 5.6 percent at both September 30, 2017 and December 31, 2016. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

AIG | Third Quarter 2017 Form 10-Q                138

ITEM 2 | Investments

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2017	2016
Agency RMBS	$14,942	$13,854
Alt-A RMBS	11,841	12,387
Subprime RMBS	3,058	2,905
Prime non-agency	6,890	7,422
Other housing related	778	806
Total RMBS(a)(b)	$37,509	$37,374

(a)  Includes approximately $12.5 billion and $12.9 billion at September 30, 2017, and December 31, 2016, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination.  For additional discussion on Purchased Credit Impaired (PCI) Securities see Note 6 to the Condensed Consolidated Financial Statements.

(b)  The weighted average expected life was six years at both September 30, 2017 and December 31, 2016.

Our underwriting practices for investing in RMBS, other asset‑backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2017	2016
CMBS (traditional)	$10,883	$11,782
Agency	1,986	1,737
Other	649	752
Total	$13,518	$14,271

The fair value of CMBS holdings remained stable during the third quarter of 2017. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	September 30,	December 31,
(in millions)	2017	2016
Collateral Type:
Bank loans (CLO)	$7,777	$8,548
Other	102	129
Total	$7,879	$8,677

Commercial Mortgage Loans

At September 30, 2017, we had direct commercial mortgage loan exposure of $27.9 billion, of which 99.7 percent of the loans were current.

AIG | Third Quarter 2017 Form 10-Q                139

ITEM 2 | Investments

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
September 30, 2017
State:
New York	97	$1,538	$3,653	$527	$226	$119	$178	$6,241	22%
California	86	324	1,071	303	315	847	396	3,256	12
Texas	56	327	936	162	84	154	38	1,701	6
Massachusetts	22	673	337	405	-	-	27	1,442	5
New Jersey	38	574	47	448	-	28	33	1,130	4
Florida	73	320	85	380	227	19	76	1,107	4
Pennsylvania	25	67	22	573	47	26	-	735	3
Illinois	14	258	305	11	26	-	23	623	2
Ohio	24	131	11	206	164	-	5	517	2
Connecticut	19	341	66	22	80	-	-	509	2
Other states	251	1,516	1,240	1,607	620	586	180	5,749	20
Foreign	71	1,205	938	745	358	628	1,046	4,920	18
Total*	776	$7,274	$8,711	$5,389	$2,147	$2,407	$2,002	$27,930	100%
December 31, 2016
State:
New York	96	$1,391	$3,527	$534	$215	$163	$185	$6,015	24%
California	89	325	761	282	286	870	401	2,925	12
Texas	58	255	857	97	108	154	44	1,515	6
Florida	67	322	94	340	165	19	76	1,016	4
Massachusetts	20	415	114	408	50	-	27	1,014	4
New Jersey	39	529	47	355	-	29	33	993	4
Illinois	19	258	307	20	52	36	23	696	3
Pennsylvania	24	-	28	473	51	26	-	578	2
Ohio	29	151	17	211	165	-	5	549	2
Connecticut	19	343	67	23	80	-	-	513	2
Other states	269	1,309	1,239	1,670	481	560	199	5,458	22
Foreign	59	707	906	784	245	532	596	3,770	15
Total*	788	$6,005	$7,964	$5,197	$1,898	$2,389	$1,589	$25,042	100%

*    Does not reflect allowance for credit losses.

For additional discussion on commercial mortgage loans see Note 6 to the Consolidated Financial Statements in the 2016 Annual Report.

Impairments

The following table presents impairments by investment type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$72	$69	$185	$361
Equity securities, available for sale	2	3	10	7
Private equity funds and hedge funds	14	30	28	46
Subtotal	88	102	223	414
Other impairments:
Investments in life settlements	273	80	360	329
Other investments	16	25	20	52
Real estate*	9	2	61	6
Total	$386	$209	$664	$801

AIG | Third Quarter 2017 Form 10-Q                140

ITEM 2 | Investments

*    Impairments include $35 million related to other assets that were sold during the three-month period ended June 30, 2017.

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

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended September 30, 2017
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	1	-	1
Foreign currency declines	-	-	-	1	-	1
Issuer-specific credit events	5	-	7	57	16	85
Adverse projected cash flows	1	-	-	-	-	1
Total	$6	$-	$7	$59	$16	$88
Three Months Ended September 30, 2016
Impairment Type:
Severity	$-	$-	$-	$-	$10	$10
Change in intent	-	-	-	2	-	2
Foreign currency declines	-	-	-	7	-	7
Issuer-specific credit events	20	-	13	21	23	77
Adverse projected cash flows	6	-	-	-	-	6
Total	$26	$-	$13	$30	$33	$102
Nine Months Ended September 30, 2017
Impairment Type:
Severity	$-	$-	$-	$-	$2	$2
Change in intent	-	-	-	9	-	9
Foreign currency declines	-	-	-	11	-	11
Issuer-specific credit events	21	33	28	79	36	197
Adverse projected cash flows	4	-	-	-	-	4
Total	$25	$33	$28	$99	$38	$223
Nine Months Ended September 30, 2016
Impairment Type:
Severity	$-	$-	$-	$-	$15	$15
Change in intent	-	-	-	35	-	35
Foreign currency declines	-	-	-	14	-	14
Issuer-specific credit events	80	1	25	159	38	303
Adverse projected cash flows	47	-	-	-	-	47
Total	$127	$1	$25	$208	$53	$414

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the three- and nine-month periods ended September 30, 2017 and 2016 related to:

•     issuer-specific credit events;

•     securities that we intend to sell or for which it is more likely than not that we will be required to sell;

•     declines due to foreign exchange rates;

•     adverse changes in estimated cash flows on certain structured securities; and

•     securities that experienced severe market valuation declines.

AIG | Third Quarter 2017 Form 10-Q                141

ITEM 2 | Investments

In addition, impairments are recorded on real estate and investments in life settlements.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $147 million and $187 million in the three-month periods ended September 30, 2017 and 2016, respectively, and $523 million and $645 million in the nine-month periods ended September 30, 2017 and 2016, respectively.

For a discussion of our other-than-temporary impairment accounting policy see Note 6 to the Consolidated Financial Statements in the 2016 Annual Report.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2017	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$18,397	$179	2,138	$90	$32	3	$-	$-	-	$18,487	$211	2,141
7-11 months	6,910	167	753	36	12	6	8	6	3	6,954	185	762
12 months or more	11,768	543	1,264	339	115	20	14	8	4	12,121	666	1,288
Total	$37,075	$889	4,155	$465	$159	29	$22	$14	7	$37,562	$1,062	4,191
Below investment
grade bonds
0-6 months	$2,080	$48	1,289	$22	$5	30	$-	$-	1	$2,102	$53	1,320
7-11 months	448	16	166	11	3	5	-	-	-	459	19	171
12 months or more	2,383	134	397	223	60	34	9	9	2	2,615	203	433
Total	$4,911	$198	1,852	$256	$68	69	$9	$9	3	$5,176	$275	1,924
Total bonds
0-6 months	$20,477	$227	3,427	$112	$37	33	$-	$-	1	$20,589	$264	3,461
7-11 months	7,358	183	919	47	15	11	8	6	3	7,413	204	933
12 months or more	14,151	677	1,661	562	175	54	23	17	6	14,736	869	1,721
Total(e)	$41,986	$1,087	6,007	$721	$227	98	$31	$23	10	$42,738	$1,337	6,115
Equity securities
0-11 months	$158	$8	65	$6	$1	7	$-	$-	-	$164	$9	72
12 months or more	1	-	2	-	-	1	-	-	-	1	-	3
Total	$159	$8	67	$6	$1	8	$-	$-	-	$165	$9	75

(a)  Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)  Represents the percentage by which fair value is less than cost at September 30, 2017.

(c)  For bonds, represents amortized cost.

(d)  The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)  Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the three- and nine-month periods ended September 30, 2017 and 2016 was primarily attributable to increases in the fair value of fixed maturity securities. For the nine-month period ended September 30, 2017 and 2016, net unrealized gains related to fixed maturity and equity securities increased by $4.4 billion and $10.8 billion, respectively, due primarily to a decrease in rates and a narrowing of credit spreads.

For further discussion of our investment portfolio see also Note 6 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2017 Form 10-Q                142

ITEM 2 | Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Sales of fixed maturity securities	$54	$135	$374	$(103)
Sales of equity securities	4	53	86	1,051
Other-than-temporary impairments:
Severity	-	(10)	(2)	(15)
Change in intent	(1)	(2)	(9)	(35)
Foreign currency declines	(1)	(7)	(11)	(14)
Issuer-specific credit events	(85)	(77)	(197)	(303)
Adverse projected cash flows	(1)	(6)	(4)	(47)
Provision for loan losses	(38)	8	(56)	8
Foreign exchange transactions	66	(639)	299	(1,197)
Variable annuity embedded derivatives, net of related hedges	(430)	(309)	(1,023)	(482)
All other derivatives and hedge accounting	(136)	83	(217)	353
Impairments on investments in life settlements	(273)	(80)	(360)	(329)
Other*	(81)	86	14	284
Net realized capital losses	$(922)	$(765)	$(1,106)	$(829)

*    Includes $107 million of realized gains due to a purchase price adjustment on the sale of Class B shares of Prudential Financial, Inc. for the nine months ended September 30, 2016.

Net realized capital losses in the three-month period ended September 30, 2017 were higher than the net realized capital losses in the same period in the prior year due primarily to higher hedge accounting losses, higher impairments on investments in life settlements, and lower gains on the sales of securities, which more than offset foreign exchange gains versus losses in the prior year. Net realized capital losses in the three-month period ended September 30, 2017 were primarily related to hedge accounting losses and impairments. Net realized capital losses increased in the nine-month period ended September 30, 2017 compared to the same period in the prior year due primarily to higher hedge accounting losses and lower gains on the sales of securities, which more than offset foreign exchange gains versus losses in the prior year and lower other-than-temporary impairments. Net realized capital losses in the nine-month period ended September 30, 2017 consisted primarily of hedge accounting losses and impairments, which were partially offset by gains on the sales of securities and foreign exchange gains.

Derivative and hedge accounting losses were primarily a result of the fair value changes in derivative instruments used to economically hedge market risk from variable annuities with guaranteed minimum withdrawal benefits (GMWB), which were impacted by interest rates and equity market performance in the first nine months of 2017, and changes in actuarial assumptions in our variable annuity program.

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

Net realized capital losses in the three-month period ended September 30, 2016 were primarily due to foreign exchange losses related to British pound weakening following the Brexit vote, hedge accounting losses, and other-than-temporary-impairment charges, which more than offset gains on the sale of securities. Net realized capital losses in the nine-month period ended September 30, 2016 were primarily related to foreign exchange losses and impairments, which were higher than the gain recognized on the sale of a portion of our PICC Investment. Foreign exchange gains (losses) were primarily due to $528 million and $906 million of remeasurement losses in the three- and nine-month periods ended September 30, 2016, respectively, for a short term intercompany balance that was matched with available for sale investments in fixed maturity securities denominated in the same foreign currencies. Unrealized gains and losses on the available for sale investments were recorded in other comprehensive income resulting in an immaterial impact on our overall equity or book value per share from this arrangement.

For further discussion of our investment portfolio see also Note 6 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2017 Form 10-Q                143

ITEM 2 |  Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business:

	September 30, 2017			December 31, 2016
	Net liability for	Reinsurance	Gross liability	Net liability	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	for unpaid	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	losses and	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
Commercial Insurance:
Liability and Financial Lines:
U.S. Workers' Compensation*
(net of discount)	$9,738	$3,077	$12,815	$10,486	$2,879	$13,365
U.S. Excess Casualty	8,405	1,188	9,593	8,749	1,115	9,864
U.S. Other Casualty	8,661	3,430	12,091	8,746	3,209	11,955
U.S. Financial Lines	6,097	1,275	7,372	6,102	1,195	7,297
Europe Casualty and Financial Lines	6,345	1,002	7,347	5,587	1,313	6,900
Other product lines	2,410	1,028	3,438	2,279	986	3,265
Retroactive reinsurance	(10,801)	10,800	(1)	-	-	-
Unallocated loss adjustment expenses	2,322	294	2,616	2,260	252	2,512
Total Liability and Financial Lines	33,177	22,094	55,271	44,209	10,949	55,158
Property and Special Risks:
U.S. and Europe	7,855	1,546	9,401	5,913	1,596	7,509
Other product lines	2,011	510	2,521	1,139	536	1,675
Retroactive reinsurance	(717)	718	1	-	-	-
Unallocated loss adjustment expenses	270	52	322	279	47	326
Total Property and Special Risks	9,419	2,826	12,245	7,331	2,179	9,510
Total Commercial Insurance	42,596	24,920	67,516	51,540	13,128	64,668

Consumer Personal Insurance:
U.S. Europe and Japan	3,875	574	4,449	3,454	377	3,831
Other product lines	876	188	1,064	744	184	928
Retroactive reinsurance	(115)	115	-	-	-	-
Unallocated loss adjustment expenses	106	4	110	202	4	206
Total Consumer Personal Insurance	4,742	881	5,623	4,400	565	4,965

Legacy Portfolio - Run-off Property
and Casualty Insurance Lines:
U.S. Long Tail Insurance lines
(net of discount)	4,736	28	4,764	6,659	-	6,659
Other run-off product lines	1,651	50	1,701	160	46	206
Retroactive reinsurance	(1,608)	1,608	-	(1,679)	1,679	-
Unallocated loss adjusted expenses	325	122	447	347	114	461
Total Legacy Portfolio - Run-off Property
and Casualty Insurance Lines	5,104	1,808	6,912	5,487	1,839	7,326

Other Operations	36	-	36	118	-	118

Total	$52,478	$27,609	$80,087	$61,545	$15,532	$77,077

*    Includes loss reserve discount of $1.8 billion and $3.6 billion for the nine-month period ended September 30, 2017 and year ended December 31, 2016, respectively.  For discussion of loss reserve discount see Note 10 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2017 Form 10-Q                144

ITEM 2 |  Insurance Reserves

PRIOR YEAR DEVELOPMENT

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment and major lines of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Commercial Insurance
Liability and Financial Lines	$760	$(5)	$839	$69
Property and Special Risks	77	322	83	268
Total Commercial Insurance	837	317	922	337
Consumer Personal Insurance	-	(33)	(3)	(120)
Legacy Portfolio - Property and Casualty Run off Insurance Lines	(1)	6	(17)	31
Other Operations	-	(16)	-	(34)
Total prior year unfavorable development*	$836	$274	$902	$214

*    Includes the amortization attributed to the deferred gain at inception from the NICO reinsurance agreement of $62 million and $165 million in the three and nine-month periods ended September 30, 2017, respectively.  Consistent with our definition of PTOI, the three- and nine-month periods ended September 30, 2017 exclude the portion of unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreement of $3 million and $287 million, respectively, and related changes in amortization of the deferred gain of $13 million and $30 million, respectively.

Net Loss Development

In the three-month period ended September 30, 2017, we recognized unfavorable prior year loss reserve development of $836 million. This unfavorable development was primarily a result of the following:

•      Higher than expected losses for European Casualty and Financial Lines – We observed a significant increase in large claims activity in our European long-tail business, primarily emanating from accident years 2015 and 2016;

•      Unfavorable development in U.S. Other Casualty – Commercial auto loss experience for accident year 2016 has been emerging higher than expected, driven by an increase in the frequency of large claims. While we observed this trend in loss severity for several quarters, the rate of growth continues to exceed our revised expectations. We have similarly strengthened our estimate for primary general liability in consideration of similar underlying severity trends;

•      Unfavorable development in U.S. Excess Casualty – This was driven by emerging loss experience in accident year 2016. The loss frequency and severity to date has exceeded initial expectations and is coinciding with increased loss severity in the underlying primary auto and general liability segments;

•      Higher than expected losses in Property and Special Risks – We have observed unfavorable results in U.S. programs commercial auto business in accident years 2015 and 2016 primarily from terminated programs, along with some individual severe loss experience in aviation and surety. This was partially offset by favorable development in commercial property.

In the nine-month period ended September 30, 2017, we recognized unfavorable prior year loss reserve development of $902 million, primarily due to the impact of the factors noted above in the third quarter. In addition, during the second quarter we observed unfavorable claim experience in the U.S. primary general liability and U.S. excess casualty segments, notably due to construction defects and multi-year construction projects that cover all contractors on the site (“wrap business”). The majority of this activity came from accident years 2015 and prior, including a significant proportion from accident years 2006 and prior. We also observed higher than expected losses in property and special risks driven by unexpected development on several large international claims including aviation, marine and trade credit primarily from accident year 2016.

In addition, in the first quarter of 2017, we increased our loss reserves by $102 million as a result of the decision made by the UK Ministry of Justice to reduce the discount rate applied to lump-sum bodily injury payouts, known as the Ogden rate, to negative 0.75 percent. Our carried reserves at December 31, 2016 were estimated using our assumption that the Ogden rate would decline to 1.0 percent. This discount rate change primarily impacted the Europe casualty and financial lines.

These prior year loss reserve increases were partially offset by the recognition of the amortization of the deferred gain from the adverse development reinsurance agreement with NICO of $62 million and $165 million in the three and nine-month periods ended September 30, 2017, respectively.

Our analyses and conclusions about prior year reserves also help inform our judgments about the current accident year loss and loss adjustment expense ratios we select. We increased our selections in the second and third quarter resulting in approximately $188 million and $212 million increase in net losses incurred in the three- and nine month periods ended September, 30 2017.

AIG | Third Quarter 2017 Form 10-Q                145

ITEM 2 |  Insurance Reserves

In the three- and nine-month periods ended September 30, 2016, we recognized unfavorable prior year loss reserve development of $274 million and $214 million, respectively, primarily in U.S. programs business and U.S. worker’s compensation.  The U.S. programs unfavorable prior year development was driven by higher than expected loss emergence in the most recent calendar year emanating from terminated programs. The increase in our U.S. workers’ compensation loss reserves of approximately $100 million resulted from two separate rulings issued by the Florida Supreme Court that increased the potential liability for workers’ compensation claims in that state by reversing certain aspects of regulations in place since 2003. Also in the second quarter of 2016, the Florida Court of Appeals issued the Miles decision, declaring unconstitutional certain restrictions on claimant-paid attorney fees. We are continuing to monitor the impact of these decisions and may adjust our estimate as new facts and data emerge. This development was partially offset by favorable development from U.S. property, excluding catastrophes, and consumer personal insurance.

The following tables summarize incurred (favorable) or unfavorable prior year development net of reinsurance, by accident year groupings:

Three Months Ended September 30, 2017
(in millions)	Total	2016	2015-2011	2010-2006	2005 & Prior
Liability and Financial Lines	$760	$666	$21	$28	$45
Property and Special Risks	77	31	19	5	22
Consumer Personal Insurance	-	8	(6)	-	(2)
Legacy Portfolio - Property and Casualty Run-off
Insurance Lines	(1)	-	-	(15)	14
Total	$836	$705	$34	$18	$79

Three Months Ended September 30, 2016
(in millions)	Total	2015	2014-2011	2010-2006	2005 & Prior
Liability and Financial Lines	$(5)	$1	$(38)	$36	$(4)
Property and Special Risks	322	100	223	(12)	11
Consumer Personal Insurance	(33)	(18)	(14)	1	(2)
Legacy Portfolio - Property and Casualty Run-off
Insurance Lines	6	-	-	-	6
Other Operations	(16)	(5)	(3)	(7)	(1)
Total	$274	$78	$168	$18	$10

Nine Months Ended September 30, 2017
(in millions)	Total	2016	2015-2011	2010-2006	2005 & Prior
Liability and Financial Lines	$839	$681	$(8)	$60	$106
Property and Special Risks	83	49	(2)	3	33
Consumer Personal Insurance	(3)	(15)	(2)	12	2
Legacy Portfolio - Property and Casualty Run-off
Insurance Lines	(17)	29	(26)	(27)	7
Total	$902	$744	$(38)	$48	$148

Nine Months Ended September 30, 2016
(in millions)	Total	2015	2014-2011	2010-2006	2005 & Prior
Liability and Financial Lines	$69	$20	$(61)	$99	$11
Property and Special Risks	268	(25)	309	(9)	(7)
Consumer Personal Insurance	(120)	(42)	(71)	(1)	(6)
Legacy Portfolio - Property and Casualty Run-off
Insurance Lines	31	-	-	11	20
Other Operations	(34)	(9)	(17)	(7)	(1)
Total	$214	$(56)	$160	$93	$17

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

AIG | Third Quarter 2017 Form 10-Q                146

ITEM 2 |  Insurance Reserves

Significant Reinsurance Agreements

Effective January 1, 2016, we entered into a two-year reinsurance arrangement with the Swiss Reinsurance Company Ltd, under which we ceded a proportional share of our new and renewal U.S. Casualty portfolio in order to reduce the concentration of casualty business in our portfolio.

Our 2017 catastrophe reinsurance program includes coverage for natural catastrophes and some coverage for terrorism events. It consists of a large North American occurrence cover (without reinstatement) to protect against large North America losses and Japan cover to protect against losses in Japan.  The attachment point for this reinsurance program is $1.5 billion for North America losses (down from $3.0 billion in 2016) and varies for the Japan cover, and through September 8, 2017 provided up to $3.2 billion of coverage on a per event basis, with approximately $525 million of coverage provided via reinsurance purchased from catastrophe bond issuers.  Effective September 8, 2017, we added approximately an additional $1.3 billion of coverage to the North American cover, making our total coverage $4.5 billion for the remainder of 2017.

In the first quarter of 2017, we entered into an adverse development reinsurance agreement with NICO, a subsidiary of Berkshire, under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion.  At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion.  The covered losses ceded to NICO were $13.1 billion and the unexpired limit was $6.9 billion at September 30, 2017. We account for this transaction as retroactive reinsurance. We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire has provided a parental guarantee to secure the obligations of NICO under the agreement. This transaction resulted in a gain, which under U.S. GAAP retroactive reinsurance accounting is deferred.

The table below shows the calculation of the inception to date deferred gain and the effect of discounting of loss reserves and amortization of the deferred gain. The deferred gain is amortized over the settlement period of the reinsured losses.

		Inception-To-Date			Third
		First	Second	Third	Quarter
	At	Quarter	Quarter	Quarter	2017
(in millions)	Inception	2017	2017	2017	Change
Gross Covered Losses
Covered reserves before discount	$33,510	$31,614	$30,399	$28,778	$(1,621)
Losses paid	7,543	9,454	11,010	12,631	1,621
Attachment point	(25,000)	(25,000)	(25,000)	(25,000)	-
Covered losses above attachment point	$16,053	$16,068	$16,409	$16,409	$-

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$12,843	$12,854	$13,127	$13,127	$-
Consideration paid including interest	(10,188)	(10,188)	(10,188)	(10,188)	-
Pre-tax deferred gain before discount and amortization	2,655	2,666	2,939	2,939	-
Discount on ceded losses	(1,539)	(1,655)	(1,547)	(1,494)	53
Pre-tax deferred gain before amortization	1,116	1,011	1,392	1,445	53
Amortization attributed to deferred gain at inception	-	(41)	(103)	(165)	(62)
Amortization attributed to changes in deferred gain*	-	(2)	(12)	(19)	(7)
Deferred gain liability reflected in AIG's balance sheet	$1,116	$968	$1,277	$1,261	$(16)

* Excluded from our definition of PTOI.

AIG | Third Quarter 2017 Form 10-Q                147

ITEM 2 |  Insurance Reserves

The following table presents the rollforward of activity in the deferred gain:

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
(in millions)	Before Discount	Discount	Net	Before Discount	Discount	Net
Balance at beginning of period	$2,824	$(1,547)	$1,277	$-	$-	$-
Gain at inception	-	-	-	2,655	(1,539)	1,116
Unfavorable prior year reserve development ceded to NICO(a)	-	-	-	284	-	284
Amortization attributed to deferred gain at inception(b)	(62)	-	(62)	(165)	-	(165)
Amortization attributed to changes in deferred gain	(7)	-	(7)	(19)	-	(19)
Changes in discount on ceded loss reserves	-	53	53	-	45	45
Balance at end of period	$2,755	$(1,494)	$1,261	$2,755	$(1,494)	$1,261

(a)  Prior year reserve development ceded to NICO under the retroactive reinsurance agreement is deferred under U.S. GAAP.

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

Update of Actuarial Assumptions

The Life Insurance Companies review and update estimated gross profit projections used to amortize DAC and related items for investment-oriented products at least annually. Estimated gross profit projections include assumptions for investment-related returns and spreads, product-related fees and expenses, mortality gains and losses, policyholder behavior and other factors. In estimating future gross profits, lapse assumptions require judgment and can have a material impact on DAC amortization. If the assumptions used for estimated gross profits change significantly, DAC and related reserves (which may include VOBA, SIA, guaranteed benefit reserves and unearned revenue reserves) are recalculated using the new projections, and any resulting adjustment is included in income. Updating such projections may result in acceleration of amortization in some products and deceleration of amortization in other products.

The Life Insurance Companies also review assumptions related to their respective GMWB living benefits which are accounted for as embedded derivatives and measured at fair value.  The fair value of these embedded derivatives is based on actuarial assumptions, including policyholder behavior, as well as capital market assumptions.

Various assumptions were updated, including the following effective September 30, 2017:

•     we reduced our separate account long-term asset growth rate assumption related to equity market performance by 50 basis points to 7.0 percent and increased our reversion to the mean rates (gross of fees) to 3.74 percent for the Variable Annuity product line in Individual Retirement and 3.78 percent for the Variable Annuity product line in Group Retirement; and

•     we lowered our ultimate projected yields on invested assets by approximately five to 10 basis points. Projected yields are graded from a weighted average net GAAP book yield of existing assets supporting the business based on the value of the asset to a weighted average yield based on the duration of the assets excluding assets that mature during the grading period. The grading period is three years for annuity products and five years for life insurance products.

AIG | Third Quarter 2017 Form 10-Q                148

ITEM 2 |  Insurance Reserves

For long-duration traditional products, which include whole life insurance, term life insurance, accident and health insurance, long-term care insurance, and life-contingent single premium immediate annuities and structured settlements, a “lock-in” principle applies. The assumptions used to calculate the benefit liabilities and DAC are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. Loss recognition occurs if observed changes in actual experience or estimates result in projected future losses under loss recognition testing. Underlying assumptions are reviewed periodically and updated as appropriate.

The net increases (decreases) to pre-tax operating income and pre-tax income as a result of the update of actuarial assumptions for the three- and nine-month periods ended September 30, 2017 and 2016 are shown in the following tables.

The following table presents the increase (decrease) in pre-tax operating income resulting from the update of actuarial assumptions for the domestic life insurance companies, by segment and product line:

Three Months and Nine Months Ended September 30,
(in millions)	2017	2016
Consumer Insurance:
Individual Retirement
Fixed Annuities	$130	$330
Variable and Indexed Annuities	112	39
Total Individual Retirement	242	369
Group Retirement	13	(47)
Life Insurance	29	(92)
Total Consumer Insurance	284	230
Other:
Institutional Markets	-	-
Legacy Life Run-off	(14)	(614)
Total increase (decrease) in pre-tax operating income from update of assumptions	$270	$(384)

The following table presents the increase (decrease) in pre-tax income resulting from the update of actuarial assumptions in the domestic life insurance companies, by line item as reported in Results of Operations:

Three Months and Nine Months Ended September 30,
(in millions)	2017	2016
Policy fees	$(2)	$(54)
Interest credited to policyholder account balances	49	65
Amortization of deferred policy acquisition costs	184	325
Policyholder benefits and losses incurred	39	(720)
Increase (decrease) in pre-tax operating income	270	(384)
Change in DAC related to net realized capital gains (losses)	44	13
Net realized capital gains (losses)	(246)	(56)
Increase (decrease) in pre-tax income	$68	$(427)

In the three- and nine-month periods ended September 30, 2017, pre-tax operating income included a net positive adjustment of $270 million, primarily driven by lower lapse assumptions in Fixed Annuities, improved mortality assumptions in Life Insurance, and an increase in the reversion to the mean rates in Variable Annuities. The positive adjustments were partially offset by lower spread assumptions in Fixed Annuities and a loss recognition expense on long-term care business in the Legacy Life Insurance Run-Off Lines.

In the three- and nine-month periods ended September 30, 2016, pre-tax operating income included a net negative adjustment of $384 million, primarily driven by $622 million of loss recognition reserves for pre-2010 payout annuities in the Legacy Portfolio, and an increase in Life Insurance reserves for universal life with secondary guarantees. These negative adjustments were partially offset by positive adjustments, primarily due to lower lapse assumptions in Fixed Annuities.

The adjustments related to the update of actuarial assumptions in each period are discussed by business module below.

AIG | Third Quarter 2017 Form 10-Q                149

ITEM 2 |  Insurance Reserves

Update of Actuarial Assumptions by Business Module

Individual Retirement

The update of actuarial assumptions resulted in net positive adjustments to pre-tax operating income of Individual Retirement of $242 million and $369 million in the three- and nine-month periods ended September 30, 2017 and 2016, respectively.

In Fixed Annuities, the update of estimated gross profit assumptions resulted in a net positive adjustment of $130 million in the three- and nine-month periods ended September 30, 2017, which reflected lower lapse assumptions, partially offset by lower spread assumptions. In the three- and nine-month periods ended September 30, 2016, a net positive adjustment of $330 million reflected lower lapse assumptions, primarily due to lower long-term interest rates, as well as updates to spread assumptions.

In Variable and Index Annuities, the update of estimated gross profit assumptions resulted in a net positive adjustment of $112 million in the three- and nine-month periods ended September 30, 2017, primarily due to an increase in the reversion to the mean rate used for projecting future estimated gross profit for variable annuity products and changes in volatility assumptions. The net positive adjustment was partially offset by a decrease in the separate account long-term asset growth rate assumption from 7.5 percent to 7.0 percent (before expenses that reduce the asset base from which future fees are projected) and a negative adjustment in connection with the conversion to a new modeling platform for Index Annuities.

In the three- and nine-month periods ended September 30, 2016, the update of estimated gross profit assumptions resulted in a net positive adjustment of $39 million primarily due to favorable updates to assumptions for volatility, lapses, mortality and policy expenses, partially offset by a decrease in the separate account long-term asset growth rate assumption from 8.5 percent to 7.5 percent (before expenses that reduce the asset base from which future fees are projected). The net positive adjustment included a net negative adjustment of approximately $24 million in connection with the conversion to a new modeling platform for variable annuities, primarily due to refinements to assumptions for guaranteed minimum interest rates and investment fees, partially offset by the impact of other refinements identified during the conversion.

Group Retirement

In Group Retirement, the update of estimated gross profit assumptions resulted in a net positive adjustment of $13 million in the three- and nine-month periods ended September 30, 2017, primarily due to an increase in the reversion to the mean rate used for projecting future estimated gross profit for variable annuity products and changes in maintenance expense assumptions. The net positive adjustment was partially offset by a decrease in the separate account long-term asset growth rate assumption from 7.5 percent to 7.0 percent (before expenses that reduce the asset base from which future fees are projected) and decreases in fixed annuity spread and separate account fee assumptions. In the three- and nine-month periods ended September 30, 2016, a net negative adjustment of $47 million was primarily due to refinements in lapse and partial withdrawal assumptions and a decrease in the separate account long-term asset growth rate assumption from 8.5 percent to 7.5 percent (before expenses that reduce the asset base from which future fees are projected).

Life Insurance

In Life Insurance, the update of actuarial assumptions resulted in a net positive adjustment of $29 million in the three- and nine-month periods ended September 30, 2017, primarily due to improved mortality assumptions, partially offset by lower spread assumptions. In the three- and nine-month periods ended September 30, 2016, a net negative adjustment of $92 million was primarily due to refinement to reserves for universal life insurance with secondary guarantees due to lower assumed surrender rates. The update to Life Insurance assumptions in the three- and nine-month periods ended September 30, 2016 also included lower spread assumptions.

Legacy Portfolio

The update of actuarial assumptions resulted in a net negative adjustment of $14 million in the three- and nine-month periods ended September 30, 2017, primarily due to $13 million of loss recognition expense on long-term care business in the Legacy Life Insurance Run-Off Lines resulting from model enhancements.

The update of actuarial assumptions resulted in $622 million of loss recognition expense in the three- and nine-month periods ended September 30, 2016 on payout annuities in the Legacy Life Insurance Run-Off Lines. The loss recognition reflected the establishment of additional reserves primarily as a result of mortality experience studies, which indicated increased longevity, particularly on disabled lives on a block of structured settlements underwritten prior to 2010.

AIG | Third Quarter 2017 Form 10-Q                150

ITEM 2 |  Insurance Reserves

Variable Annuity Guaranteed Benefits and Hedging Results

Our Individual Retirement and Group Retirement businesses offer variable annuity products with GMWB riders that provide guaranteed living benefit features. The liabilities for GMWB are accounted for as embedded derivatives measured at fair value. The fair value of the embedded derivatives may fluctuate significantly based on market interest rates, equity prices, credit spreads, market volatility, policyholder behavior and other factors.

In addition to risk-mitigating features in our variable annuity product design, we have an economic hedging program designed to manage market risk from GMWB, including exposures to changes in interest rates, equity prices, credit spreads and volatility. The hedging program utilizes derivative instruments, including but not limited to equity options, futures contracts and interest rate swap and swaption contracts, as well as fixed maturity securities with a fair value election.

For additional discussion of market risk management related to these product features see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life Insurance Companies Key Insurance Risks – Variable Annuity Risk Management and Hedging Programs in our 2016 Annual Report.

Differences in Valuation of Embedded Derivatives and Economic Hedge Target

The variable annuity hedging program utilizes an economic hedge target, which represents an estimate of the underlying economic risks in our GMWB riders. The economic hedge target differs from the U.S. GAAP valuation of the GMWB embedded derivatives primarily due to the following:

•     The economic hedge target includes 100 percent of rider fees in present value calculations; the U.S. GAAP valuation reflects only those fees attributed to the embedded derivative such that the initial value at contract issue equals zero;

•     The economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for U.S. GAAP valuation, such as margins for policyholder behavior, mortality, and volatility; and

•     The economic hedge target excludes the non-performance or “own credit” risk adjustment used in the U.S. GAAP valuation, which reflects a market participant’s view of our claims-paying ability by incorporating an additional spread (the NPA spread) to the swap curve used to discount projected benefit cash flows. For more information on our valuation methodology for embedded derivatives within policyholder contract deposits see Note 5 to the Condensed Consolidated Financial Statements. Because the discount rate includes the NPA spread and other explicit risk margins, the U.S. GAAP valuation is generally less sensitive to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.

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

•     Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

•     Risk exposures that we have elected not to explicitly or fully hedge.

The following table presents a reconciliation between the fair value of the U.S. GAAP embedded derivatives and the value of our economic hedge target:

	September 30,	December 31,
(in millions)	2017	2016
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$2,104	$1,777
Exclude non-performance risk adjustment	(2,425)	(3,148)
Embedded derivative liability, excluding NPA	4,529	4,925
Adjustments for risk margins and differences in valuation	(1,904)	(2,251)
Economic hedge target liability	$2,625	$2,674

AIG | Third Quarter 2017 Form 10-Q                151

ITEM 2 |  Insurance Reserves

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

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016*
Change in fair value of embedded derivatives, excluding update of actuarial
assumptions and NPA	$284	$25	$856	$(2,502)
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities	26	17	117	270
Interest rate derivative contracts	(20)	27	10	1,411
Equity derivative contracts	(310)	(350)	(978)	(650)
Change in fair value of variable annuity hedging portfolio	(304)	(306)	(851)	1,031
Change in fair value of embedded derivatives excluding update of actuarial assumptions
and NPA, net of hedging portfolio	(20)	(281)	5	(1,471)
Change in fair value of embedded derivatives due to NPA spread	(82)	(68)	(485)	55
Change in fair value of embedded derivatives due to change in NPA volume	(114)	158	(238)	1,305
Change in fair value of embedded derivatives due to update of actuarial assumptions	(188)	(101)	(188)	(101)
Total change due to update of actuarial assumptions and NPA	(384)	(11)	(911)	1,259
Net impact on pre-tax income (loss)	$(404)	$(292)	$(906)	$(212)

*   The change in fair value of embedded derivatives, excluding update of actuarial assumptions and NPA includes revisions for the three-month periods ended March 31, 2016 from $(1,116) million to $(1,586) million and June 30, 2016 from $(885) million to $(941) million. The change in fair value of embedded derivatives, excluding update of actuarial assumptions and NPA, net of hedging portfolio includes revisions for the three-month periods ended March 31, 2016 from $(270) million to $(740) million and June 30, 2016 from $(394) million to $(450) million.  The change in fair value of embedded derivatives due to change in NPA volume includes revisions for the three-month periods ended March 31, 2016 from $203 million to $673 million and June 30, 2016 from $418 million to $474 million.  The total change due to update of actuarial assumptions and NPA includes revisions for the three-month periods ended March 31, 2016 from $358 million to $828 million and June 30, 2016 from $386 million to $442 million. These changes had no impact on pre-tax income (loss) and are not considered material to previously issued financial statements.

The net impact on pre-tax income from the GMWB and related hedges in the three- and nine-month periods ended September 30, 2017 (excluding related DAC amortization) was primarily driven by losses from actuarial assumption updates to lapse and volatility assumptions, tightening credit spreads on the NPA spread and the impact on the NPA (volume) of lower expected GMWB payments, driven by higher equity markets. In the three- and nine-month periods ended September 30, 2016, the net impact on pre-tax income was primarily driven by losses from actuarial assumption updates to lapse and mortality assumptions and changes in interest rates, partially offset by the impact on the NPA (volume) of higher expected GMWB claims.

The change in the fair value of embedded derivatives, excluding update of actuarial assumptions and NPA, in the three- and nine-month periods ended September 30, 2017 was substantially offset by the related hedging portfolio. However, in the three- and nine-month periods ended September 30, 2016, the change in fair value of the hedging portfolio were more than offset by losses from the change in fair value of embedded derivatives, excluding update of actuarial assumptions and NPA, primarily due to changes in interest rates, which impacted the embedded derivative liability excluding NPA more than the related impact to the hedging portfolio. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities on a U.S. GAAP basis, due to the NPA and other risk margins used for U.S. GAAP valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio. On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the decrease in the economic hedge target, as discussed below.

AIG | Third Quarter 2017 Form 10-Q                152

ITEM 2 |  Insurance Reserves

Change in Economic Hedge Target

The slight decrease in the economic hedge target liability at September 30, 2017 compared to December 31, 2016 was primarily due to positive equity markets and increases in market interest rates, partially offset by tighter credit spreads and lower equity volatility.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivatives, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

•     Changes in the fair value of fixed maturity securities, primarily corporate bonds for which the fair value option has been elected, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the nine-month period ended September 30, 2017 reflected gains primarily due to tightening of credit spreads, while the nine-months period ended September 30, 2016 reflected higher gains primarily due to decreases in market interest rates. Changes in the fair value of the hedging bonds in the three-month period ended September 30, 2017 and 2016 were not significant. The change in the fair value of the hedging bonds, which is excluded from the pre-tax operating income of the Individual Retirement and Group Retirement segments, is reported in net investment income on the Consolidated Statements of Income (Loss).

•     Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in a loss in the three-month period ended September 30, 2017 and smaller net gain in the nine-month period ended September 30, 2017 compared to significant gains from interest rate declines in the nine-month period ended September 30, 2016. The change in the fair value of interest rate derivative contracts in the three-month period ended September 30, 2016 was not significant.

•     The change in the fair value of equity derivative contracts, which included futures and options, resulted in losses in the three- and nine-month periods ended September 30, 2017 and 2016, based on the relative change in equity market performance in the respective periods.

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the life insurance companies, excluding DAC of Institutional Markets and Legacy Portfolio:

Nine Months Ended September 30,
(in millions)	2017	2016
Balance, beginning of year	$7,543	$7,149
Acquisition costs deferred	693	782
Amortization expense:
Update of assumptions included in pre-tax operating income	194	315
Related to realized capital gains and losses	190	5
All other operating amortization	(649)	(699)
Increase (decrease) in DAC due to foreign exchange	49	(28)
Change related to unrealized depreciation (appreciation) of investments	(494)	(948)
Other	-	-
Balance, end of period*	$7,526	$6,576

*   DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $8.8 billion and $8.1 billion at September 30, 2017 and 2016, respectively.

AIG | Third Quarter 2017 Form 10-Q                153

ITEM 2 |  Insurance Reserves

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC for universal life and investment-type products (collectively, investment-oriented products) is adjusted at each balance sheet date to reflect the change in DAC as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow DAC). Shadow DAC generally moves in the opposite direction of the change in unrealized appreciation of the available for sale securities portfolio, reducing the reported DAC balance when market interest rates decline. Market interest rates decreased in the nine-month period ended September 30, 2017. As a result, the unrealized appreciation of fixed maturity securities held in the Life Insurance Companies that support the businesses at September 30, 2017 increased by $3.6 billion compared to December 31, 2016, which resulted in a decrease in DAC to reflect the shadow DAC adjustment.

Reserves

The following table presents a rollforward of insurance reserves for Individual Retirement, Group Retirement and Life Insurance modules, including future policy benefits, policyholder contract deposits, other policy funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Individual Retirement
Balance at beginning of period, gross	$133,211	$128,033	$129,321	$121,474
Premiums and deposits	2,526	3,363	8,800	12,984
Surrenders and withdrawals	(2,499)	(2,401)	(8,135)	(7,333)
Death and other contract benefits	(745)	(733)	(2,369)	(2,286)
Subtotal	(718)	229	(1,704)	3,365
Change in fair value of underlying assets and reserve accretion, net of
policy fees	2,735	1,781	6,999	4,284
Cost of funds*	384	407	1,147	1,220
Other reserve changes	(152)	(104)	(303)	3
Balance at end of period	135,460	130,346	135,460	130,346
Reinsurance ceded	(324)	(352)	(324)	(352)
Total Individual Retirement insurance reserves and mutual fund assets	$135,136	$129,994	$135,136	$129,994
Group Retirement
Balance at beginning of period, gross	$92,649	$85,943	$88,622	$84,145
Premiums and deposits	1,860	1,821	5,702	5,514
Surrenders and withdrawals	(1,740)	(1,796)	(5,863)	(5,141)
Death and other contract benefits	(135)	(122)	(417)	(395)
Subtotal	(15)	(97)	(578)	(22)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	2,078	2,074	6,115	3,247
Cost of funds*	280	280	833	830
Balance at end of period	94,992	88,200	94,992	88,200
Total Group Retirement insurance reserves and mutual fund assets	$94,992	$88,200	$94,992	$88,200

AIG | Third Quarter 2017 Form 10-Q                154

ITEM 2 |  Insurance Reserves

Life Insurance
Balance at beginning of period, gross	$18,694	$18,050	$18,397	$18,006
Premiums and deposits	860	841	2,600	2,522
Surrenders and withdrawals	(143)	(149)	(437)	(481)
Death and other contract benefits	(151)	(144)	(441)	(394)
Subtotal	566	548	1,722	1,647
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(242)	(204)	(675)	(770)
Cost of funds*	93	96	281	290
Other reserve changes	(275)	(184)	(889)	(867)
Balance at end of period	18,836	18,306	18,836	18,306
Reinsurance ceded	(1,049)	(1,079)	(1,049)	(1,079)
Total Life Insurance reserves	$17,787	$17,227	$17,787	$17,227
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$244,554	$232,026	$236,340	$223,625
Premiums and deposits	5,246	6,025	17,102	21,020
Surrenders and withdrawals	(4,382)	(4,346)	(14,435)	(12,955)
Death and other contract benefits	(1,031)	(999)	(3,227)	(3,075)
Subtotal	(167)	680	(560)	4,990
Change in fair value of underlying assets and reserve accretion, net of
policy fees	4,571	3,651	12,439	6,761
Cost of funds*	757	783	2,261	2,340
Other reserve changes	(427)	(288)	(1,192)	(864)
Balance at end of period	249,288	236,852	249,288	236,852
Reinsurance ceded	(1,373)	(1,431)	(1,373)	(1,431)
Total insurance reserves and mutual fund assets	$247,915	$235,421	$247,915	$235,421

*    Excludes amortization of deferred sales inducements

Insurance reserves of Individual Retirement, Group Retirement and Life Insurance modules, and Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	September 30,	December 31,
(in millions)	2017	2016
Future policy benefits	$7,517	$7,380
Policyholder contract deposits	121,420	119,644
Other policy funds	334	378
Separate account liabilities	83,492	76,619
Total insurance reserves	212,763	204,021
Mutual fund assets	36,525	32,319
Total insurance reserves and mutual fund assets	$249,288	$236,340

AIG | Third Quarter 2017 Form 10-Q                155

ITEM 2 |  Liquidity and Capital Resources

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

AIG | Third Quarter 2017 Form 10-Q                156

ITEM 2 |  Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES ACTIVITY FOR the NINE-month period ended SEPTEMBER 30, 2017

Sources

AIG Parent Funding from Subsidiaries

During the nine-month period ended September 30, 2017, AIG Parent received $1.6 billion in dividends from subsidiaries. Of this amount, $350 million was dividends in the form of cash and fixed maturity securities from our Property Casualty Insurance Companies, $1.3 billion was dividends and loan repayments in the form of cash and fixed maturity securities from our Life Insurance Companies and $2 million was cash dividends from AIG Federal Savings Bank.

AIG Parent also received $3.4 billion in tax sharing payments in the form of cash and fixed maturity securities from our insurance businesses in the nine-month period ended September 30, 2017, including $309 million of such payments in the third quarter of 2017. The tax sharing payments may be subject to adjustment in future periods.

The dividends, loan repayments and tax sharing payments from our Life Insurance Companies resulted from and were funded, in part, by excess statutory capital released by Life Insurance Reinsurance Transactions. For information regarding the Life Insurance Reinsurance Transactions, see Business Segment Operations — Consumer Insurance.

Debt Issuance

In June 2017, we issued €1.0 billion aggregate principal amount ($1.1 billion at closing) of 1.875% Notes Due 2027.

Legacy Investments

During the nine-month period ended September 30, 2017, we generated approximately $1.0 billion in return of capital from Legacy Investments.

Arch

In June 2017, AIG Parent and National Union received gross proceeds of approximately $391 million and $261 million, respectively, from the sale of approximately four million and three million shares, respectively, of common stock of Arch Capital Group Ltd. by means of an underwritten public offering.

Uses

Debt Reduction

On July 17, 2017, we redeemed $290 million aggregate principal amount of our outstanding 4.90% Callable Notes Due July 17, 2045.

On September 25, 2017, we redeemed $420 million aggregate principal amount of our outstanding 4.90% Callable Notes Due September 25, 2045.

We also made other repurchases of and repayments on debt instruments of approximately $2.1 billion during the nine-month period ended September 30, 2017. AIG Parent made interest payments on our debt instruments totaling $789 million during the nine-month period ended September 30, 2017.

Dividend

We paid a cash dividend of $0.32 per share on AIG Common Stock during each of the first, second and third quarters of 2017 totaling $885 million.

Repurchase of Common Stock

We repurchased approximately 100 million shares of AIG Common Stock during the nine-month period ended September 30, 2017, for an aggregate purchase price of approximately $6.3 billion.

AIG | Third Quarter 2017 Form 10-Q                157

ITEM 2 |  Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statements of Cash Flows:

Nine Months Ended September 30,
(in millions)	2017	2016
Sources:
Net cash provided by operating activities	$-	$1,753
Net cash provided by other investing activities	14,797	374
Changes in policyholder contract balances	1,801	3,598
Issuance of long-term debt	2,405	11,430
Net cash provided by other financing activities	581	1,178
Total sources	19,584	18,333
Uses:
Net cash used in operating activities	(9,195)	-
Change in restricted cash	(23)	(49)
Repayments of long-term debt	(2,751)	(7,683)
Purchases of AIG Common Stock	(6,275)	(8,506)
Dividends paid	(884)	(1,051)
Purchases of warrants	(3)	(263)
Total uses	(19,131)	(17,552)
Effect of exchange rate changes on cash	(21)	88
Increase in cash	$432	$869

The following table presents a summary of AIG’s Consolidated Statement of Cash Flows:

Nine Months Ended September 30,
(in millions)	2017	2016
Summary:
Net cash provided by (used in) operating activities	$(9,195)	$1,753
Net cash provided by investing activities	14,774	325
Net cash used in financing activities	(5,126)	(1,297)
Effect of exchange rate changes on cash	(21)	88
Increase in cash	432	869
Cash at beginning of year	1,868	1,629
Change in cash of businesses held for sale	133	-
Cash at end of period	$2,433	$2,498

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $1.0 billion in both the nine-month periods ended September 30, 2017 and 2016. Excluding interest payments, AIG had operating cash outflows of $8.2 billion in the nine-month period ended September 30, 2017 compared to positive operating cash of $2.8 billion in the nine-month period ended September 30, 2016. The operating cash outflow in the nine-month period ended September 30, 2017 was primarily due to payment for the adverse development reinsurance agreement entered into with NICO.

AIG | Third Quarter 2017 Form 10-Q                158

ITEM 2 |  Liquidity and Capital Resources

Investing Cash Flow Activities

Net cash provided by investing activities in the nine-month period ended September 30, 2017 was $14.8 billion compared to investing cash inflows of $325 million in the nine-month period ended September 30, 2016. The nine-month period ended September 30, 2017 included sales of certain investments to fund the adverse development reinsurance agreement entered into with NICO.

Financing Cash Flow Activities

Net cash used in financing activities in the nine-month period ended September 30, 2017 included:

•     approximately $884 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first, second and third quarters of 2017;

•     approximately $6.3 billion to repurchase approximately 100 million shares of AIG Common Stock; and

•     approximately $346 million in net outflows from the issuance and repayment of long-term debt.

Net cash used in financing activities in the nine-month period ended September 30, 2016 included:

•     approximately $1.1 billion in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first, second and third quarters of 2016;

•     approximately $8.5 billion to repurchase approximately 153 million shares of AIG Common Stock; and

•     $263 million to repurchase 15 million warrants to purchase shares of AIG Common Stock.

These items were partially offset by approximately $3.7 billion in net inflows from the issuance and repayment of long-term debt.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of September 30, 2017, AIG Parent had approximately $11.2 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales, repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

AIG | Third Quarter 2017 Form 10-Q                159

ITEM 2 |  Liquidity and Capital Resources

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	September 30, 2017	December 31, 2016
Cash and short-term investments(a)	$2,184	$3,950
Unencumbered fixed maturity securities(b)	4,560	4,470
Total AIG Parent liquidity	6,744	8,420
Available capacity under syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$11,244	$12,920

(a)  Cash and short-term investments include reverse repurchase agreements totaling $1.6 billion and $1.0 billion as of September 30, 2017 and December 31, 2016, respectively.

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

Certain of our U.S. insurance companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. Property Casualty Insurance Companies had outstanding borrowings from the FHLBs in an aggregate amount of approximately $556 million and $733 million at September 30, 2017 and December 31, 2016, respectively. The outstanding borrowings are being used primarily for interest rate risk management purposes in connection with certain reinsurance arrangements, and the related balances are expected to decline as underlying premiums are collected. Our U.S. Life Insurance Companies had no outstanding borrowings in the form of cash advances from the FHLBs at September 30, 2017, and aggregate borrowings in the form of cash advances of approximately $2 million at December 31, 2016. In addition, $606 million and $429 million were due to the FHLB of Dallas at September 30, 2017  and December 31, 2016, respectively, under funding agreements issued by our Institutional Markets business, which were reported in Policyholder contract deposits.

AIG | Third Quarter 2017 Form 10-Q                160

ITEM 2 |  Liquidity and Capital Resources

Certain of our U.S. Life Insurance Companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life Insurance Companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life Insurance Company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life Insurance Companies had $2.9 billion and $2.4 billion of securities subject to these agreements at September 30, 2017 and December 31, 2016, respectively, and $3.0 billion and $2.5 billion of liabilities to borrowers for collateral received at September 30, 2017 and December 31, 2016, respectively.

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

AIG Parent is party to a CMA with AGC Life Insurance Company. Among other things, the CMA provides that AIG Parent will maintain the total adjusted capital of AGC Life Insurance Company at or above a specified minimum percentage of its projected NAIC Company Action Level Risk-Based Capital (RBC). As of September 30, 2017, the specified minimum percentage under this CMA was 250 percent.

During 2016, we created a new Switzerland-domiciled international holding company, AIG International Holdings, GmbH (AIGIH), which is intended to be the ultimate holding company for all of our international entities. This international holding company structure is part of our ongoing efforts to simplify our organizational structure, and is expected to facilitate the optimization of our international capital strategy from both a regulatory and tax perspective. Through November 2, 2017, the following international operations have been transferred to AIGIH: Europe, Canada, Asia Pacific and Latin America/Caribbean.

In the nine-month period ended September 30, 2017, our Property Casualty Insurance Companies paid approximately $350 million in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. government and government-sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

In the nine-month period ended September 30, 2017, the Life Insurance Companies collectively declared a total of $2.1 billion of dividends, return of capital and loan repayments. Of this amount, $867 million was paid in the form of cash, $387 million was paid in the form of fixed maturity securities, and $890 million was retained at an intermediate life insurance holding company to fund tax sharing payments to AIG Parent. The Life Insurance Companies made tax sharing payments to AIG Parent in the nine-month period ended September 30, 2017 totaling $3.2 billion in the form of cash and fixed maturity securities, primarily as a result of the Life Insurance Reinsurance Transactions. Fixed maturity securities used to fund dividends and tax sharing payments included U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

Credit Facilities

We maintain a committed, revolving syndicated credit facility (the Facility) as a potential source of liquidity for general corporate purposes. The Facility provides for aggregate commitments by the bank syndicate to provide unsecured revolving loans and/or standby letters of credit of up to $4.5 billion without any limits on the type of borrowings and is scheduled to expire in June 2022.

As of September 30, 2017, a total of $4.5 billion remains available under the Facility. Our ability to borrow under the Facility is not contingent on our credit ratings. However, our ability to borrow under the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to borrow under the Facility from time to time, and may use the proceeds for general corporate purposes.

AIG | Third Quarter 2017 Form 10-Q                161

ITEM 2 |  Liquidity and Capital Resources

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

September 30, 2017		Payments due by Period
	Total	Remainder	2018 -	2020 -
(in millions)	Payments	of 2017	2019	2021	2022	Thereafter
Insurance operations
Loss reserves	$81,880	$5,436	$29,400	$16,160	$5,294	$25,590
Insurance and investment contract liabilities	244,657	4,085	29,909	27,806	12,846	170,011
Borrowings	984	-	-	342	-	642
Interest payments on borrowings	903	1	99	99	50	654
Other long-term obligations	7	1	3	2	1	-
Total	$328,431	$9,523	$59,411	$44,409	$18,191	$196,897
Other
Borrowings	$24,478	$396	$3,359	$3,113	$1,553	$16,057
Interest payments on borrowings	13,460	174	1,921	1,700	732	8,933
Other long-term obligations	220	12	125	41	-	42
Total	$38,158	$582	$5,405	$4,854	$2,285	$25,032
Consolidated
Loss reserves	$81,880	$5,436	$29,400	$16,160	$5,294	$25,590
Insurance and investment contract liabilities	244,657	4,085	29,909	27,806	12,846	170,011
Borrowings	25,462	396	3,359	3,455	1,553	16,699
Interest payments on borrowings	14,363	175	2,020	1,799	782	9,587
Other long-term obligations(a)	227	13	128	43	1	42
Total(b)	$366,589	$10,105	$64,816	$49,263	$20,476	$221,929

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

AIG | Third Quarter 2017 Form 10-Q                162

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

September 30, 2017		Amount of Commitment Expiring
	Total Amounts	Remainder	2018 -	2020 -
(in millions)	Committed	of 2017	2019	2021	2022	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$67	$35	$21	$-	$-	$11
Guarantees of indebtedness	71	71	-	-	-	-
All other guarantees(a)	2	-	-	2	-	-
Commitments:
Investment commitments(b)	2,915	1,737	820	313	-	45
Commitments to extend credit	2,603	1,276	887	424	7	9
Letters of credit	5	5	-	-	-	-
Total(c)	$5,663	$3,124	$1,728	$739	$7	$65
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	139	139	-	-	-	-
All other guarantees	84	-	21	28	14	21
Commitments:
Investment commitments(b)	198	6	32	40	69	51
Commitments to extend credit(e)	500	-	500	-	-	-
Letters of credit	24	6	18	-	-	-
Total(c)(f)	$1,019	$151	$571	$68	$83	$146
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	206	174	21	-	-	11
Guarantees of indebtedness	71	71	-	-	-	-
All other guarantees(a)	86	-	21	30	14	21
Commitments:
Investment commitments(b)	3,113	1,743	852	353	69	96
Commitments to extend credit(e)	3,103	1,276	1,387	424	7	9
Letters of credit	29	11	18	-	-	-
Total(c)(f)	$6,682	$3,275	$2,299	$807	$90	$211

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

(e)  Includes a five-year senior unsecured revolving credit facility of up to $500 million between AerCap Ireland Capital Limited, as borrower, and AIG Parent, as lender (the AerCap Credit Facility) scheduled to mature in May 2019. The AerCap Credit Facility permits loans for general corporate purposes. At September 30, 2017, no amounts were outstanding under the AerCap Credit Facility.

AIG | Third Quarter 2017 Form 10-Q                163

ITEM 2 |  Liquidity and Capital Resources

(f)  Excludes commitments with respect to pension plans. There is no remaining annual pension contribution for 2017 for U.S. and non-U.S. plans.

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

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Nine Months Ended September 30, 2017	December 31,		and	Foreign	Other		September 30,
(in millions)	2016	Issuances	Repayments	Exchange	Changes		2017
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$19,432	$1,108	$(710)	$236	$12		$20,078
Junior subordinated debt	843	-	(38)	30	1		836
AIG Japan Holdings Kabushiki Kaisha	330	-	-	12	-		342
AIGLH notes and bonds payable	281	-	-	-	-		281
AIGLH junior subordinated debt	361	-	-	-	-		361
Total AIG general borrowings	21,247	1,108	(748)	278	13		21,898
AIG borrowings supported by assets:(a)
MIP notes payable	1,099	-	(606)	44	(2)		535
Series AIGFP matched notes and bonds payable	32	-	-	-	(1)		31
GIAs, at fair value	2,934	319	(493)	-	57	(b)	2,817
Notes and bonds payable, at fair value	494	1	(356)	-	42	(b)	181
Total AIG borrowings supported by assets	4,559	320	(1,455)	44	96		3,564
Total debt issued or guaranteed by AIG	25,806	1,428	(2,203)	322	109		25,462
Debt not guaranteed by AIG:
Other subsidiaries' notes, bonds, loans and
mortgages payable(c)	735	-	(178)	-	(1)		556
Debt of consolidated investments(d)	4,371	977	(467)	(2)	142	(e)	5,021
Total debt not guaranteed by AIG	5,106	977	(645)	(2)	141		5,577
Total debt	$30,912	$2,405	$(2,848)	$320	$250		$31,039

(a)  AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $2.0 billion and $2.2 billion at September 30, 2017 and December 31, 2016, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  Includes primarily borrowings with Federal Home Loan Banks by our U.S. insurance companies.  These borrowings are short term in nature and related activity is presented net of issuances and maturities and repayments.

(d)  At September 30, 2017, includes debt of consolidated investment vehicles related to real estate investments of $2.0 billion, affordable housing partnership investments of $1.8 billion and other securitization vehicles of $1.2 billion. At December 31, 2016, includes debt of consolidated investment vehicles related to real estate investments of $1.9 billion, affordable housing partnership investments of $1.7 billion and other securitization vehicles of $771 million.

(e)  Includes the effect of consolidating previously unconsolidated partnerships.

AIG | Third Quarter 2017 Form 10-Q                164

ITEM 2 |  Liquidity and Capital Resources

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at September 30, 2017 of AIG (excluding $5.0 billion of borrowings of consolidated investments) for the next four quarters:

	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter
(in millions)	2017	2018	2018	2018	Total
AIG general borrowings	$183	$1,107	$-	$-	$1,290
AIG borrowings supported by assets	213	34	348	473	1,068
Other subsidiaries' notes, bonds, loans and
mortgages payable	366	190	-	-	556
Total	$762	$1,331	$348	$473	$2,914

AIG | Third Quarter 2017 Form 10-Q                165

ITEM 2 |  Liquidity and Capital Resources

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $5.0 billion in borrowings of debt of consolidated investments:

September 30, 2017		Remainder	Year Ending
(in millions)	Total	of 2017	2018	2019	2020	2021	2022	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,078	$183	$1,107	$998	$1,343	$1,495	$1,506	$13,446
Junior subordinated debt	836	-	-	-	-	-	-	836
AIG Japan Holdings Kabushiki Kaisha	342	-	-	-	118	224	-	-
AIGLH notes and bonds payable	281	-	-	-	-	-	-	281
AIGLH junior subordinated debt	361	-	-	-	-	-	-	361
Total AIG general borrowings	21,898	183	1,107	998	1,461	1,719	1,506	14,924
AIG borrowings supported by assets:
MIP notes payable	535	178	357	-	-	-	-	-
Series AIGFP matched notes and
bonds payable	31	10	-	-	-	-	-	21
GIAs, at fair value	2,817	22	507	265	31	244	47	1,701
Notes and bonds payable, at fair value	181	3	125	-	-	-	-	53
Total AIG borrowings supported by assets	3,564	213	989	265	31	244	47	1,775
Total debt issued or guaranteed by AIG	25,462	396	2,096	1,263	1,492	1,963	1,553	16,699
Other subsidiaries notes, bonds, loans
and mortgages payable	556	366	190	-	-	-	-	-
Total	$26,018	$762	$2,286	$1,263	$1,492	$1,963	$1,553	$16,699

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of October 27, 2017. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

AIG | Third Quarter 2017 Form 10-Q                166

ITEM 2 |  Liquidity and Capital Resources

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

FINANCIAL STRENGTH Ratings

Financial Strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy.  The following table presents the ratings of our significant insurance subsidiaries as of October 27, 2017.

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

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources see Part I, Item 1. Business — Regulation and Part I, Item 1A. Risk Factors — Regulation in our 2016 Annual Report, and Part I, Item 2. MD&A – Regulatory Environment in this Quarterly Report on Form 10-Q  and the Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2017 and March 31, 2017.

Dividends and Repurchases of AIG Common Stock

On February 14, 2017, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2017 to shareholders of record on March 15, 2017. On May 3, 2017, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 28, 2017 to shareholders of record on June 14, 2017.  On August 2, 2017, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 29, 2017 to shareholders of record on September 15, 2017. On November 2, 2017, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on December 22, 2017 to shareholders of record on December 8, 2017. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors approved an additional increase of $2.5 billion to the share repurchase authorization.  As of November 2, 2017, approximately $2.2 billion remained under the authorization.  Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

During the nine-month period ended September 30, 2017, we repurchased approximately 100 million shares of AIG Common Stock for an aggregate purchase price of approximately $6.3 billion pursuant to this authorization.

AIG | Third Quarter 2017 Form 10-Q                167

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

For further information on our credit concentrations and credit exposures see Investments – Available for Sale Securities.

AIG | Third Quarter 2017 Form 10-Q                168

ITEM 2 | Enterprise Risk Management

Our credit risk management framework incorporates the following elements:

Risk Identification	including the ongoing capture and monitoring of all existing, contingent, potential and emerging credit risk exposures, whether funded or unfunded
Risk Measurement	comprising risk ratings, default probabilities, loss given default and expected loss parameters, exposure calculations, stress testing and other risk analytics
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

AIG | Third Quarter 2017 Form 10-Q                169

ITEM 2 | Enterprise Risk Management

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

AIG | Third Quarter 2017 Form 10-Q                170

ITEM 2 | Enterprise Risk Management

We use a number of approaches to measure our market risk exposure, including:

Examples include:
Sensitivity analysis	measures the impact from a unit change in a market risk input

•     a one basis point increase in yield on fixed maturity securities,

•     a one basis point increase in credit spreads of fixed maturity securities, and

•     a one percent increase in prices of equity securities.

Scenario analysis	uses historical, hypothetical, or forward‑looking macroeconomic scenarios to assess and report exposures

•     a 100 basis point parallel shift in the yield curve, or

•     a 20 percent immediate and simultaneous decrease in world‑wide equity markets.

Scenarios may also utilize a stochastic framework to arrive at a probability distribution of losses.

Stress testing	a special form of scenario analysis in which the scenarios are designed to lead to a material adverse outcome	• the stock market crash of October 1987 or the widening of yields or spreads of RMBS or CMBS during 2008.

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Balance Sheet Effect
	September 30,		December 31,		September 30,	December 31,
(dollars in millions)	2017		2016		2017	2016
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	247,330		251,784		(14,776)	(14,745)
Mortgage and other loans receivable	27,382		25,113		(1,479)	(1,352)
Preferred stock	14		17		(1)	(1)
Total interest rate sensitive assets	$274,726	(a)	$276,914	(a)	$(16,256)	$(16,098)
Sensitivity factor					20% decline in stock prices and value of
					alternative investments
Equity and alternative investments exposure:
Real estate investments	7,465		6,900		(1,493)	(1,380)
Hedge funds	6,321		7,249		(1,264)	(1,450)
Private equity	5,721		6,130		(1,144)	(1,226)
Common equity	1,170		1,369		(234)	(274)
PICC Investment	497		439		(99)	(88)
Aircraft asset investments	218		321		(44)	(64)
Other investments	554		946		(111)	(189)
Total equity and alternative investments
exposure	$21,946		$23,354		$(4,389)	$(4,671)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Great Britain pound	2,382		2,274		(238)	(227)
Japanese yen	952		2,345		(95)	(235)
Euro	945		2,000		(95)	(200)
All other foreign currencies	2,122		3,210		(212)	(321)
Total foreign currency-denominated net
asset position(b)	$6,401		$9,829		$(640)	$(983)

(a)  At September 30, 2017, the analysis covered $274.7 billion of $289.4 billion interest-rate sensitive assets. Excluded were $8.7 billion of loans and $1.8 billion of investments in life settlements. In addition, $4.2 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2016, the analysis covered $276.9 billion of $292.5 billion interest-rate sensitive assets. Excluded were $8.1 billion of loans and $2.5 billion of investments in life settlements. In addition, $5.0 billion of assets across various asset categories were excluded due to modeling limitations.

(b)  The majority of the foreign currency exposure is reported on a one quarter lag.

AIG | Third Quarter 2017 Form 10-Q                171

ITEM 2 | Enterprise Risk Management

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

Our foreign currency-denominated net asset position at September 30, 2017, decreased by $3.4 billion compared to December 31, 2016. The decrease was primarily due to a $1.4 billion decrease in our Japanese yen position primarily due to the sale of Fuji Life and a $1.1 billion decrease in our euro position primarily due to the issuance of €1.0 billion euro denominated debt.

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

Financing Risk	We may be unable to raise additional cash on a secured or unsecured basis due to unfavorable market conditions, AIG-specific issues, or any other issue that impedes access to additional funding.

AIG | Third Quarter 2017 Form 10-Q                172

ITEM 2 | Enterprise Risk Management

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

Overview

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

Regulatory developments

On September 29, 2017, the Financial Stability Oversight Council (Council) rescinded its determination that material financial distress at AIG could pose a threat to U.S. financial stability and as a result, AIG is no longer designated as a nonbank systemically important financial institution (nonbank SIFI).  With the rescission of its designation as a nonbank SIFI, AIG is no longer subject to the consolidated supervision of the Board of Governors of the Federal Reserve System (FRB) or subject to the enhanced prudential standards set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) and its implementing regulations.

AIG | Third Quarter 2017 Form 10-Q                173

ITEM 2 | Regulatory Environment

U.S. REGULATION

Dodd-Frank

On July 21, 2010, Dodd-Frank, which brought about the most extensive changes to financial regulation in the United States in many years, was signed into law.  Although the Council has rescinded its designation of AIG as a nonbank SIFI, certain provisions of Dodd-Frank remain relevant to insurance groups generally.

•          The Council has authority to determine, subject to certain statutory and regulatory standards, that any nonbank financial company be designated as a nonbank SIFI subject to supervision by the FRB and enhanced prudential standards. The Council may also recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices that we and other insurers or other financial services companies engage in.

•          Title II of Dodd-Frank (Orderly Liquidation Authority) provides that a financial company whose largest United States subsidiary is an insurer may be subject to a special orderly liquidation process outside the Bankruptcy Code. That process is to be administered by the FDIC upon a determination that the company is: (i) in default or in danger of default, (ii) would have serious adverse effects on U.S. financial stability were it to fail and be resolved, (iii) is not likely to attract private sector alternatives to default and (iv) is not suitable for resolution under the Bankruptcy Code. Dodd-Frank authorizes possible assessments to cover the costs of any special resolution of a financial company conducted under Title II. U.S. insurance subsidiaries of any such financial company, however, would be subject to rehabilitation and liquidation proceedings under state insurance law.

•          Title VII of Dodd-Frank provides for significantly increased regulation of and restrictions on derivatives markets and transactions that have affected and, as additional regulations come into effect, could affect various activities of insurance and other financial services companies, including (i) regulatory reporting for swaps and security-based swaps, (ii) mandated clearing through central counterparties and execution through regulated swap execution facilities for certain swaps and security-based swaps and (iii) margin and collateral requirements.  Although the Commodities Futures Trading Commission (CFTC), which oversees and regulates the U.S. swap, commodities and futures markets, has finalized most of its requirements, the SEC has yet to finalize the majority of rules comprising its security-based swap regulatory regime. Increased regulation of and restrictions on derivatives markets and transactions could increase the cost of our trading and hedging activities, reduce liquidity and reduce the availability of customized hedging solutions and derivatives.

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

•          Title V of Dodd-Frank authorizes the United States to enter into covered agreements with foreign governments or entities regarding the business of insurance and reinsurance and on September 22, 2017, the U.S. and EU entered into such an agreement.  For additional information, see —International Regulation.

•          Dodd-Frank established the Consumer Financial Protection Bureau (CFPB) within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes. Insurance products and services are not within the CFPB's general jurisdiction. Broker-dealers and investment advisers are not subject to the CFPB's jurisdiction when acting in their registered capacity.  The CFPB does have authority to regulate certain non-insurance consumer services.

•          The Federal Insurance Office (FIO), an office within the Department of the Treasury, itself is not a regulator but performs certain duties related to the business of insurance.  Among other things, FIO is a non-voting member of the Council and has authority to collect information on the insurance industry, recommend prudential standards, participate in negotiations of international agreements affecting insurance, determine, after consulting with the relevant State and the United States Trade Representative, if certain regulations are preempted by covered agreements, and assist the Secretary in administering the Terrorism Insurance Program under the Terrorism Risk Insurance Act of 2002.

AIG | Third Quarter 2017 Form 10-Q                174

ITEM 2 | Regulatory Environment

On February 3, 2017, the President of the United States signed an Executive Order that directed the Secretary of the Treasury, in consultation with federal financial regulators, to assess all laws, rules and policies that regulate the U.S. financial system, including requirements put into place under Dodd-Frank since 2010, and to recommend necessary changes to make sure they conform to certain core principles.  Treasury divided its review into four parts and has published three reports to date: Banks and Credit Unions (June 12, 2017), Capital Markets (October 6, 2017), and Asset Management and Insurance (October 26, 2017).  A fourth report on other nonbank financial institutions, financial technology, and financial innovation is to appear later.  In its report on insurance regulation, Treasury identified several areas for improvement at the federal and state levels and defined the role it intends for federal agencies.  Among its recommendations, Treasury expressed support for an activities-based approach to regulating systemic risk in the insurance industry rather than designating individual entities; it recommended continued U.S. engagement in international standard setting forums and charged FIO with coordinating the efforts of the federal government, state regulators, the National Association of Insurance Commissioners (NAIC), and other stakeholders on the issues within its scope, such as covered agreements, matters related to the Terrorism Risk Insurance Program, and standard setting at the International Association of Insurance Supervisors (IAIS), including discussions regarding capital and liquidity requirements; Treasury expressed support for robust liquidity risk management programs for insurers and encouraged regulators to continue work on addressing potential liquidity risk in the insurance sector; Treasury also supported the DOL in delaying full implementation of the DOL Fiduciary Rule until relevant issues are further evaluated and addressed by the DOL, SEC, and state insurance regulators working together.  For additional information regarding the DOL Fiduciary Rule, see Executive Summary — AIG’s Outlook — Industry and Economic Factors — Department of Labor Fiduciary Rule. We will monitor developments resulting from these recommendations closely.

Insurance Regulation

Certain states and other jurisdictions require registration and periodic reporting by insurance companies that are licensed in such jurisdictions and are controlled by other entities. Applicable legislation typically requires periodic disclosure concerning the entity that controls the registered insurer and the other companies in the holding company system and prior approval of intercompany transactions and transfers of assets, including in some instances payment of dividends by the insurance subsidiary, within the holding company system. This legislation also requires any person or entity desiring to purchase more than a specified percentage (commonly 10 percent) of our outstanding voting securities to obtain regulatory approval prior to such purchase. Our subsidiaries are registered under such legislation in those jurisdictions that have such requirements.

Our U.S. insurance subsidiaries are subject to regulation and supervision by the states and other jurisdictions in which they do business. The method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to a state insurance official. The regulation and supervision relate primarily to the financial condition of the insurers and their corporate conduct and market conduct activities. This includes approval of policy forms and rates, the standards of solvency that must be met and maintained, including with respect to risk-based capital, the standards on transactions between insurance company subsidiaries and their affiliates, including restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks that may be insured under a single policy, deposits of securities for the benefit of policyholders, requirements for acceptability of reinsurers, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, reserves for unearned premiums, losses and other purposes and enterprise risk management and corporate governance requirements. Our insurance subsidiaries are also subject to requirements on investments, which prescribe the kind, quality and concentration of investments they can make. In general, such regulation is for the protection of policyholders rather than the creditors or equity owners of these companies.

U.S. states have state insurance guaranty associations in which insurers doing business in the state are required by law to be members.  Member insurers may be assessed by the associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess member insurers in amounts related to the member’s proportionate share of the business written by all members in the state. The protection afforded by a state’s guaranty association to policyholders of insolvent insurers varies from state to state.

AIG | Third Quarter 2017 Form 10-Q                175

ITEM 2 | Regulatory Environment

In the U.S., the NAIC is a standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S. territories. The NAIC itself is not a regulator, but, with assistance from the NAIC, state insurance regulators establish standards and best practices, conduct peer review and coordinate regulatory oversight. Virtually every state has adopted, in substantial part, the Risk-Based Capital (RBC) Model Law promulgated by the NAIC, which allows states to act upon the results of RBC calculations, and provides four incremental levels of regulatory action regarding insurers whose RBC calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business and computes a risk-adjusted surplus level by applying discrete factors to various asset, premium, reserve and other financial statement items. These factors are developed to be risk-sensitive so that higher factors are applied to items exposed to greater risk.  The statutory surplus of each of our U.S. based insurance companies exceeded RBC minimum required levels as of December 31, 2016.

If any of our insurance entities fell below prescribed levels of statutory surplus, it would be our intention to provide appropriate capital or other types of support to that entity. For additional information, see Liquidity and Capital Resources — Liquidity and Capital Resources of AIG Parent and Subsidiaries — Insurance Companies.

The NAIC’s Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees (ULSGs). NAIC Actuarial Guideline 38 (Guideline AXXX) clarifies the application of Regulation XXX as to these guarantees, including certain ULSGs. See Part I, Item 1A – Risk Factors and Note 18 to the Consolidated Financial Statements in our 2016 Annual Report for risks and additional information related to these statutory reserving requirements. In December 2012, the NAIC approved a new valuation manual containing a principle-based approach to life insurance company reserves. Principle-based reserving (PBR) is designed to tailor the reserving process to specific products in an effort to create a principle-based modeling approach to reserving rather than the factor-based approach historically employed. PBR became effective on January 1, 2017, after NAIC’s model Standard Valuation Law was enacted by the requisite number of states representing the required premium volume, replacing Regulation XXX and Guideline AXXX with respect to new life insurance business issued after that date. Two of our domiciliary states (Missouri and Texas) have adopted the regulations necessary to implement PBR. We have up to three years after January 1, 2017 to implement PBR, and have currently elected to defer implementation.

The NAIC has adopted revisions to the NAIC Insurance Holding Company System Regulatory Act (the Model Holding Company Act) and the Insurance Holding Company System Model Regulation.  The revised models include provisions authorizing NAIC commissioners to act as global group-wide supervisors for internationally active insurance groups and participate in international supervisory colleges, and the requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with its lead state regulator identifying risks likely to have a material adverse effect upon the financial condition or liquidity of its licensed insurers or the insurance holding company system as a whole. All of the states where AIG has domestic insurers have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement. The NAIC has also adopted the Risk Management and Own Risk and Solvency Assessment Model Act (ORSA).  ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. All of the states where AIG has domestic insurers have enacted a version of ORSA.

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

For additional information regarding the DOL Fiduciary Rule, see Executive Summary — AIG’s Outlook — Industry and Economic Factors — Department of Labor Fiduciary Rule.

AIG | Third Quarter 2017 Form 10-Q                176

ITEM 2 | Regulatory Environment

Investment Adviser, Broker-Dealer and Investment Company Regulation

Our investment products and services are subject to federal and state securities, fiduciary, including ERISA, and other laws and regulations. The SEC, Financial Industry Regulatory Authority, CFTC, state securities commissions, state insurance departments and the DOL are the principal U.S. regulators of these operations.

The subsidiaries that manage the operations of our investment products are registered as investment advisers with the SEC under the Investment Advisers Act of 1940 and are required to supervise the activities of their personnel.  Our affiliates that offer interests in insurance company separate accounts, mutual funds and other pooled investment products, and that provide other financial services to customers, are registered as broker-dealers with the SEC under the Exchange Act and with certain states, and are also members of the Financial Industry Regulatory Authority (FINRA).  Our broker-dealer subsidiaries and their personnel are subject to examination by the SEC, FINRA, and the states for compliance with law, and certain personnel of these broker-dealers are also required to pass qualification examinations.  Sales to retirement accounts are subject to the DOL Fiduciary Rule.  The investment products that are offered by our affiliates may be registered under the Securities Act, which regulates disclosure regarding the products, and/or the Investment Company of 1940, which imposes substantive regulation on the structure and governance of the products, as well as being subject to insurance regulation in the case of separate accounts.  Some products may also be qualified for sale in various states, the District of Columbia and Puerto Rico.

Consumer Protection and Cybersecurity

We are subject to laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of sensitive consumer information and to notify their customers and other stakeholders of their policies and practices relating to the collection and disclosure of health-related and customer information. In addition, we must comply with international privacy laws and regulations concerning the cross border transfer or use of employee and customer personal information. These laws and regulations also (i) require specific safeguards around the use of sensitive information such as social security numbers and require notice to affected individuals and regulators in the case of a breach of security, (ii) require the adoption of processes to prevent and mitigate the effects of identity theft and (iii) establish permissible uses of protected personal and consumer information.

The NAIC has been developing an Insurance Data Security Model Law, which would require insurers, insurance producers and other entities required to be licensed under state insurance laws to develop and maintain a written information security program, conduct risk assessments, and oversee the data security practices of third-party vendors.  It is not clear whether or not, or in what form, the Insurance Data Security Model Law will be adopted by states in which we have licensed insurers and other licensed subsidiaries.

In February 2017, the NY DFS announced the adoption of a new cybersecurity regulation requiring financial services institutions to implement a cybersecurity program designed to protect consumers’ private data. The regulation includes specific technical safeguards as well as governance, incident planning, data management, system testing and regulator notification requirements. The regulation went into effect on March 1, 2017, providing for a 180 day transitional period with compliance required in stages thereafter.

Thrift Regulator

AIG Federal Savings Bank, our trust-only federal thrift subsidiary, is supervised and regulated by the Office of the Comptroller of the Currency.

INTERNATIONAL REGULATION

Insurance Regulation

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

Certain jurisdictions require registration and periodic reporting by insurance companies that are licensed in such jurisdictions and are controlled by other entities. Applicable legislation typically requires periodic disclosure concerning the entity that controls the registered insurer and the other companies in the holding company system and prior approval of intercompany transactions and transfers of assets, including in some instances payment of dividends by the insurance subsidiary within the holding company system. Our subsidiaries are registered under such legislation in those jurisdictions that have such requirements.

AIG | Third Quarter 2017 Form 10-Q                177

ITEM 2 | Regulatory Environment

In addition to these licensing and other requirements, our foreign operations are also regulated in various jurisdictions with respect to currency, policy language and terms, advertising, amount and type of security deposits, amount and type of reserves, amount and type of capital to be held, amount and type of local investment and the share of profits to be returned to policyholders on participating policies. Some foreign countries regulate rates on various types of policies. Certain countries have established reinsurance institutions, wholly or partially owned by the local government, to which admitted insurers are obligated to cede a portion of their business on terms that may not always allow foreign insurers, including our subsidiaries, full compensation. In some countries, regulations governing constitution of technical reserves and remittance balances may hinder remittance of profits and repatriation of assets.

Legislation in the EU could also affect our international insurance operations. The European Parliament issues Directives on a wide range of topics that impact financial services. Insurance companies operating in the EU are subject to the Solvency II framework. The Prudential Regulatory Authority, the United Kingdom’s (UK’s) prudential regulator, is our lead EU prudential supervisor. For information on the UK’s pending withdrawal of its membership in the EU, see —Brexit. The UK’s Financial Conduct Authority has oversight of AIG’s operations for consumer protection and competition matters within the UK. In addition, financial companies that operate in the EU are subject to a range of regulations enforced by the national regulators in each member state in which that firm operates. The EU has also established a set of regulatory requirements under the European Market Infrastructure Regulation (EMIR) that include, among other things, risk mitigation, risk management, regulatory reporting and clearing requirements. Solvency II governs the insurance industry’s solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards. In accordance with Solvency II, the European Commission is required to make a determination as to whether a supervisory regime outside of the EU is “equivalent.”

On September 22, 2017, the U.S. Treasury Department and the Office of the U.S. Trade Representative, on behalf of the U.S., and the European Union signed the bilateral Covered Agreement, which is intended to address issues regarding the application of Solvency II requirements to U.S.-based insurance groups as well as other (re)insurance regulatory issues. While the signatures by both parties will allow for the provisional application of the agreement, the agreement is still subject to approval by the European Parliament before it enters into force. Other aspects of the agreement remain subject to an implementation timetable in the U.S. and the European Union, which may delay or even prevent the agreement from being fully implemented.  In particular, the U.S. states will be given a period of five years to comply with the agreement’s reinsurance collateral provisions.  After 42 months, FIO must begin evaluating a potential preemption determination with respect to any state law not in compliance with the aim of assuring full compliance within the five-year timeframe.  The agreement may be terminated (following mandatory consultation) by notice from one party to the other effective in 180 days, or at such time as the parties may agree.

The agreement provides that AIG will be supervised at the worldwide group level only by its relevant U.S. insurance supervisors, and that it will not have to satisfy EU Solvency II group capital, reporting and governance requirements for its worldwide group. The agreement, however, would permit the imposition of EU Solvency II group capital requirements if, after five years from the signing of the agreement, a U.S. insurer is not subject to a group capital assessment by its applicable state regulator. The NAIC is in the process of developing a group capital calculation that, once adopted by the states, is expected to satisfy this condition. The agreement further provides that if the summary risk reports submitted to the supervisory authority of a host jurisdiction expose any serious threat to policyholder protection or financial stability in such host state, the host supervisor may request further information from the insurance group and/or impose preventive or corrective measures with respect to the (re)insurer in its jurisdiction. The agreement also seeks to impose equal treatment of U.S. and EU-based reinsurers that meet certain qualifications.  In the U.S., once fully implemented, the agreement requires U.S. states to lift reinsurance collateral requirements on qualifying EU-based reinsurers and provide them equal treatment with U.S. reinsurers or be subject to federal preemption. While this provision does not preclude AIG from continuing to request collateral from an EU reinsurer that is party to a bilateral reinsurance transaction, it is unclear how much collateral AIG will be able to obtain from EU reinsurers going forward.

FSB and IAIS

The Financial Stability Board (FSB) consists of representatives of national financial authorities of the G20 countries. The FSB itself is not a regulator but is focused primarily on promoting international financial stability. It does so by coordinating the work of national financial authorities and international standard-setting bodies as well as developing and promoting the implementation of regulatory, supervisory and other financial policies. The FSB has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies, particularly global systemically important financial institutions, should be regulated. These frameworks and recommendations address such issues as systemic financial risk, financial group supervision, capital and solvency standards, corporate governance including compensation, and a number of related issues associated with responses to the financial crisis.

AIG | Third Quarter 2017 Form 10-Q                178

ITEM 2 | Regulatory Environment

The IAIS represents insurance regulators and supervisors of more than 200 jurisdictions (including regions and states) in nearly 140 countries and seeks to promote globally consistent insurance industry supervision. The IAIS itself is not a regulator, but one of its activities is to develop insurance regulatory standards for use by local authorities across the globe. The FSB has charged the IAIS with developing a framework for measuring systemic risks posed by insurance groups and has directed the IAIS to create standards relative to many of the areas of focus of the FSB, which go beyond the IAIS’ basic Insurance Core Principles (ICPs). The IAIS is developing ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (IAIGs). ComFrame sets out qualitative and quantitative standards in order to assist supervisors in collectively addressing an IAIG’s activities and risks, identifying and avoiding regulatory gaps and coordinating supervisory activities.  ComFrame is expected to include standards for group supervision, governance and internal controls, enterprise risk management, and recovery and resolution planning.  Also in connection with ComFrame, the IAIS is in the process of developing a risk-based global insurance capital standard (ICS) applicable to IAIGs.  We currently meet the parameters set forth to define an IAIG.  ComFrame standards are expected to be finalized in 2019, and the IAIS is conducting field testing of ComFrame, including the ICS, ahead of that deadline.  It is expected that the ComFrame and ICS standards finally adopted by the IAIS would be ready for adoption by implementing member jurisdictions beginning in 2020.

Based on the IAIS’ assessment methodology for identifying global systemically important insurers (G-SIIs), the FSB has identified nine G-SIIs, including us. The IAIS intends G-SIIs to be subject to a policy framework that includes recovery and resolution planning, enhanced group-wide supervision, enhanced liquidity and systemic risk management planning; and group-wide capital standards, including higher loss absorbency (HLA) capital. The IAIS’ basic capital requirement (BCR) was endorsed by the FSB in October 2014 and by the G20 countries in November 2014.  The BCR covers all group activities, and we report our BCR ratios to supervisory authorities annually on a confidential basis.  The BCR serves as the initial foundation for the application of HLA requirements.  In October 2015, the IAIS announced that it had concluded initial development of the HLA requirements, according to which we reported on a confidential basis to supervisors in 2016.  In February 2017, the IAIS announced the adoption of a three-year systemic risk assessment and policy workplan due to be finalized by year-end 2019. This initiative is comprised of a new macroprudential activities-based approach to regulating systemic risk which will be developed in conjunction with the IAIS’ previously announced work in finalizing ComFrame, including the global insurance capital standard, as well as any improvements to the existing G-SII methodology. Expected revisions to the HLA requirements will occur once the systemic risk assessment and policy workplan have been finalized and adopted. It is not known what effect the removal of AIG’s designation as a nonbank SIFI will have on its status as a G-SII or how any standards that might result from the IAIS’ initiatives might be implemented in the U.S. and other jurisdictions around the world, or how they might apply to AIG.

The standards issued by the FSB and/or the IAIS are not binding on the United States or other jurisdictions around the world unless and until the appropriate local governmental bodies or regulators adopt appropriate laws and regulations.  At this time, it is not known how the IAIS’ frameworks and/or standards might be implemented in the United States and other jurisdictions around the world, or how they might apply to us.

Brexit

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

Derivatives

Regulation of and restrictions on derivatives markets and transactions have been proposed or adopted outside the United States.  For instance, the EU has also established a set of new regulatory requirements for EU derivatives activities under EMIR. These requirements include, among other things, various risk mitigation, risk management, margin posting and regulatory reporting requirements that have already become effective and clearing requirements that were outlined in EU delegated legislation at the end of 2015 and are phased in over three years. These requirements could result in increased administrative costs with respect to our EU derivatives activities and overlapping or inconsistent regulation depending on the ultimate application of cross-border regulatory requirements between and among U.S. and non-U.S. jurisdictions.

We expect that the domestic and international regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future.

AIG | Third Quarter 2017 Form 10-Q                179

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

AIG | Third Quarter 2017 Form 10-Q                180

Glossary

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

AIG | Third Quarter 2017 Form 10-Q                181

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

VOBA  Value of Business Acquired  Present value of projected future gross profits from in-force policies of acquired businesses.

AIG | Third Quarter 2017 Form 10-Q                182

Acronyms

Acronyms

A&H Accident and Health Insurance	GMWB Guaranteed Minimum Withdrawal Benefits
ABS Asset-Backed Securities	ISDA International Swaps and Derivatives Association, Inc.
CDO Collateralized Debt Obligations	Moody's Moody's Investors’ Service Inc.
CDS Credit Default Swap	NAIC National Association of Insurance Commissioners
CMA Capital Maintenance Agreement	NM Not Meaningful
CMBS Commercial Mortgage-Backed Securities	OTC Over-the-Counter
EGPs Estimated gross profits	OTTI Other-Than-Temporary Impairment
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting principles generally accepted in the United States of America	SEC Securities and Exchange Commission
GMDB Guaranteed Minimum Death Benefits	URR Unearned revenue reserve
GMIB Guaranteed Minimum Income Benefits	VIE Variable Interest Entity

AIG | Third Quarter 2017 Form 10-Q                183

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4 | Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that AIG’s disclosure controls and procedures were effective as of September 30, 2017.

There has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

AIG | Third Quarter 2017 Form 10-Q                184

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

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock and warrants to purchase AIG Common Stock during the three months ended September 30, 2017:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
July 1 – 31	-	$-	-	$2,540
August 1 – 31(a)	3,255,000	60.59	3,255,000	2,341	(b)
September 1 – 30(a)	1,290,000	60.22	1,290,000	2,241	(b)
Total(c)	4,545,000	$60.49	4,545,000	$2,241

(a)  During the August 1-31 period, we also repurchased 115,000 warrants to purchase shares of AIG Common Stock, at an average purchase price per warrant of $18.43, for an aggregate purchase price of $2 million. During the September 1-30 period, we also repurchased 70,000 warrants to purchase shares of AIG Common Stock, at an average purchase price per warrant of $18.24, for an aggregate purchase price of $1 million.

(b)  Reflects the purchase of 115,000 and 70,000 warrants to purchase shares of AIG Common Stock in the August 1-31 and September 1-30 periods, respectively, which reduced the dollar value of the remaining repurchase authorization.

(c)  On May 3, 2017, our Board of Directors authorized an additional increase of $2.5 billion to the share repurchase authorization.  As of November 2, 2017, approximately $2.2 billion remained under the authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, including the regulatory framework applicable to us.

During the three-month period ended September 30, 2017, we repurchased approximately 5 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $275 million. We also repurchased 185,000 warrants to purchase shares of AIG Common Stock during the three-month  period ended September  30, 2017 for an aggregate purchase price of $3 million.

ITEM 4 | Mine Safety Disclosures

Not applicable.

AIG | Third Quarter 2017 Form 10-Q                185

ITEM 6 | Exhibits

Exhibit Index

Exhibit Number	Description	Location
10	(1) Letter Agreement, dated July 3, 2017, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
	(2) Non-Solicitation and Non-Disclosure Agreement, dated July 5, 2017, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
	(3) Form of Stock Option Award Agreement, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
	(4) Letter Agreement, dated June 28, 2017, between American International Group, Inc. and Seraina Macia*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 18, 2017 (File No. 1-8787).
	(5) Non-Solicitation and Non-Disclosure Agreement, dated July 12, 2017, between American International Group, Inc. and Seraina Macia*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on July 18, 2017 (File No. 1-8787).
11	Statement re: Computation of Per Share Earnings	Included in Note 13 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 and (vi) the Notes to the Condensed Consolidated Financial Statements

Filed herewith.

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

AIG | Third Quarter 2017 Form 10-Q                186

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SIDDHARTHA SANKARAN
Siddhartha Sankaran
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

/S/ ELIAS F. HABAYEB
Elias F. Habayeb
Senior Vice President,
Deputy Chief Financial Officer and
Group Controller
(Principal Accounting Officer)

Dated: November 3, 2017

AIG | Third Quarter 2017 Form 10-Q                187