Form 10-K
period 2017-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2018-02-16
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017	Commission file number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	13-2592361 (I.R.S. Employer Identification No.)
175 Water Street, New York, New York (Address of principal executive offices)	10038 (Zip Code)

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

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant’s most recently completed second fiscal quarter) was approximately $56,480,000,000.

As of February 7, 2018, there were outstanding 902,468,889 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders	Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14

AMERICAN INTERNATIONAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

Form 10-K

Part I

ITEM 1 | Business

American International Group, Inc. (AIG)

is a leading global insurance organization. Founded in 1919, today we provide a wide range of property casualty insurance, life insurance, retirement products, and other financial services to commercial and individual customers in more than 80 countries and jurisdictions.

Our diverse range of products and services help businesses and individuals protect their assets, manage risks and provide for retirement security. AIG common stock is listed on the New York Stock Exchange and the Tokyo Stock Exchange.

On September 25, 2017, we announced organizational changes designed to best position AIG as a growing, more profitable insurer that is focused on underwriting excellence. In this Annual Report on Form 10-K (Annual Report), we are presenting our businesses consistent with the organizational aspects of that announcement. We believe that these organizational changes will allow us to leverage our key strengths and focus on our future.

In this Annual Report, unless otherwise mentioned or unless the context indicates otherwise, we use the terms “AIG,” the “Company,” “we,” “us” and “our” to refer to American International Group, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “AIG Parent” to refer solely to American International Group, Inc., and not to any of its consolidated subsidiaries.

AIG | 2017 Form 10-K                          3

ITEM 1 | Business | AIG

Maximizing Industry Leadership and Global Footprint

World Class Insurance Franchises that are among the leaders in their categories, providing differentiated service and expertise.	Balance Sheet Quality and Strength as demonstrated by over $65 billion in shareholders’ equity and AIG Parent liquidity sources of $11.8 billion as of December 31, 2017.	Effective Capital Management of the largest shareholders’ equity of any insurance company in the world(a).

Breadth of Customers which include over 88 percent of companies in the Fortune Global 500(b) and 83 percent of the Forbes 2000(b).	A Diverse Mix of Businesses supported through a presence in most international markets.

(a) At June 30, 2017, the latest date for which information was available for certain foreign insurance companies.

(b) At November 1, 2017.

Creating Value Through Profitable Growth

AIG Priorities for 2018

To achieve AIG’s goal to deliver sustainable, profitable growth and value to its shareholders, we are focused on the following elements of risk management, customer service, and strategic growth:

• Balance and Diversification of Products – Shifting our business mix to grow the best-performing lines of business and optimizing our global footprint	• Technology and Innovation – Improving the tools and processes that help employees evaluate business and provide the best service to customers
•
• Culture and Talent – Structuring, resourcing, and incentivizing teams to deliver world-class performance

•     Capital and Growth – Managing capital efficiently and growing through targeted investments in our businesses that create value by improving our profitability, book value per share and return on equity

•
• Underwriting Excellence – Empowering the underwriter and continuing to integrate underwriting, claims and actuarial to enable better decision making	• Reinsurance Optimization – Strategically partnering with reinsurers to reduce exposure to losses arising from frequency of large catastrophic events and the severity from individual risk losses

Highlights for 2017

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measure see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

4                             AIG | 2017 Form 10-K

ITEM 1 | Business | AIG

Our Management Framework

AIG’s new operating structure

Our new operating structure is designed to reflect how our business is marketed and underwritten, allowing us to maximize our global platform by empowering our businesses with the best competitive advantage and ability to serve our partners and clients.

Our Core businesses include General Insurance, Life and Retirement and Other Operations. General Insurance consists of two operating segments – North America and International. Life and Retirement consists of four operating segments – Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. Blackboard U.S. Holdings, Inc. (Blackboard), AIG’s technology-driven subsidiary, is reported within Other Operations. We also report a Legacy Portfolio consisting of our run-off insurance lines and legacy investments that we consider non-core.

Consistent with how we now manage our business, our General Insurance North America operating segment primarily includes insurance businesses in the United States, Canada and Bermuda. Our General Insurance International operating segment includes insurance businesses in Japan, the United Kingdom, Europe, the Asia Pacific region, Latin America, Puerto Rico, Australia, the Middle East and Africa. General Insurance results are presented before consideration of internal reinsurance agreements.

We have modified the presentation of our business segment results to reflect our new operating structure and prior periods’ presentation has been revised to conform to the new structure.

For further discussion on our business segments see Item 7. MD&A and Note 3 to the Consolidated Financial Statements.

AIG | 2017 Form 10-K                          5

ITEM 1 | Business | AIG

Business Segments

General Insurance

General Insurance is a leading provider of insurance products and services for commercial and personal insurance customers. It includes one of the world’s most far-reaching property casualty networks. General Insurance offers a broad range of products to customers through a diversified, multichannel distribution network. Customers value General Insurance’s strong capital position, extensive risk management and claims experience and its ability to be a market leader in critical lines of the insurance business.

Life and Retirement

Life and Retirement is a unique franchise that brings together a broad portfolio of life insurance, retirement and institutional products offered through an extensive, multichannel distribution network. It holds long-standing, leading market positions in many of the markets it serves in the U.S. With its strong capital position, customer-focused service, breadth of product expertise and deep distribution relationships across multiple channels, Life and Retirement is well positioned to serve growing market needs.

General Insurance companies include the following major operating companies: National Union Fire Insurance Company of Pittsburgh, Pa. (National Union); American Home Assurance Company (American Home); Lexington Insurance Company (Lexington); AIG General Insurance Company, Ltd. (AIG Sonpo);  AIG Asia Pacific Insurance, Pte, Ltd. and AIG Europe Limited.

Life and Retirement companies include the following major operating companies: American General Life Insurance Company (American General Life); The Variable Annuity Life Insurance Company (VALIC) and The United States Life Insurance Company in the City of New York (U.S. Life).

Other Operations

Other Operations consists of businesses and items not attributed to our General Insurance and Life and Retirement segments or our Legacy Portfolio. It includes AIG Parent; Blackboard; AIG Fuji Life Insurance Company, Ltd. (Fuji Life), which was sold on April 30, 2017; United Guaranty Corporation (United Guaranty), which was sold on December 31, 2016; deferred tax assets related to tax attributes; corporate expenses and intercompany eliminations.

Legacy Portfolio

Legacy Portfolio includes Legacy General Insurance Run-Off Lines, Legacy Life and Retirement Run-Off Lines and Legacy Investments. Effective in 2018, our newly formed Bermuda domiciled composite reinsurer, DSA Reinsurance Company, Ltd. (DSA Re) will be part of our Legacy Portfolio.

6                             AIG | 2017 Form 10-K

ITEM 1 | Business | AIG

Diversified Mix of Businesses

(dollars in millions)

*    Represents Adjusted revenues excluding revenues from our Legacy Portfolio operations of $4.4 billion. Consolidated International Adjusted revenues of $15.1 billion consists of Adjusted revenues from our General Insurance International operating segment. Consolidated North America Adjusted revenues of $31.6 billion consists of Adjusted revenues from our General Insurance North America operating segment and Life and Retirement and Other Operations reportable segments. For reconciliation of Adjusted revenues to Total revenues see Note 3 to the Consolidated Financial Statements.

Geographic Concentration

In 2017, 6.5 percent of our property casualty direct premiums were written in the state of California, and 18.7 percent and 7.7 percent were written in Japan and the United Kingdom, respectively. No other state or foreign jurisdiction accounted for more than five percent of our property casualty direct premiums.

For further information on our business segments see Note 3 to the Consolidated Financial Statements.

AIG | 2017 Form 10-K                          7

ITEM 1 | Business | AIG

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

For additional discussion of investment strategies see Item 7. MD&A — Investments.

Loss Reserve Development Process

The liability for unpaid losses and loss adjustment expenses (loss reserves) represents the accumulation of estimates for unpaid claims, including estimates for claims incurred but not reported (IBNR) for our General Insurance companies, including the related expenses of settling those losses.

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

For further discussion on loss reserves and of prior year loss development see Item 7. MD&A — Critical Accounting Estimates — Insurance Liabilities — Loss Reserves, Item 7. MD&A — Insurance Reserves — Loss Reserves, and Note 13 to the Consolidated Financial Statements.

Our Employees

At AIG, we believe that a major strength of ours is the quality and dedication of our people. At December 31, 2017 and 2016, we had approximately 49,800 and 56,400 employees, respectively. We believe that our relations with our employees are satisfactory.

8                             AIG | 2017 Form 10-K

ITEM 1 | Business

Regulation

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

•     The Council has authority to determine, subject to certain statutory and regulatory standards, that any nonbank financial company be designated as a nonbank SIFI subject to supervision by the FRB and enhanced prudential standards. The Council may also recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices that nonbank financial services companies, including insurers, engage in.

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

AIG | 2017 Form 10-K                          9

•     Title V of Dodd-Frank authorizes the United States to enter into covered agreements with foreign governments or regulatory entities regarding the business of insurance and reinsurance and on September 22, 2017, the U.S. and the European Union (EU) entered into such an agreement.  For additional information, see —International Regulation.

•     Dodd-Frank established the Consumer Financial Protection Bureau (CFPB), an independent agency within the FRB, to regulate certain non-insurance consumer financial products and services offered primarily for personal, family or household purposes. Insurance products and services are not within the CFPB's general jurisdiction. Broker-dealers and investment advisers are not subject to the CFPB's jurisdiction when acting in their registered capacity.

•     Dodd-Frank established the Federal Insurance Office (FIO) to serve as the central insurance authority in the federal government.  While not serving a regulatory function, FIO performs certain duties related to the business of insurance.  FIO serves as a non-voting member of the Council, has authority to collect information on the insurance industry and recommend prudential standards, monitors market access issues, represents the United States in international insurance forums, has authority to determine, after consulting with the relevant State and the United States Trade Representative, if certain regulations are preempted by covered agreements, and assists the Secretary of the Treasury in administering the Terrorism Risk Insurance Program under the Terrorism Risk Insurance Act of 2002.

On February 3, 2017, the President of the United States signed an Executive Order that directed the Secretary of the Treasury, in consultation with federal financial regulators, to assess all laws, rules and policies that regulate the U.S. financial system, including requirements put into place under Dodd-Frank since 2010, and to recommend necessary changes to make sure they conform to certain core principles.  Treasury divided its review into four parts and has published three reports to date: Banks and Credit Unions (June 12, 2017), Capital Markets (October 6, 2017), and Asset Management and Insurance (October 26, 2017).  A fourth report on other nonbank financial institutions, financial technology, and financial innovation is forthcoming.  In its report on insurance regulation, Treasury identified several areas for improvement at the federal and state levels and defined the role it intends for federal agencies.  Among the points made in the report:

•     Treasury expressed support for an activities-based approach to regulating systemic risk in the insurance industry rather than designating individual entities;

•     Treasury recommended continued U.S. engagement in international standard-setting forums and charged FIO with coordinating the efforts of the federal government, state regulators, the National Association of Insurance Commissioners (NAIC), and other stakeholders on the issues within its scope, such as covered agreements, matters related to the Terrorism Risk Insurance Program, and standard-setting at the International Association of Insurance Supervisors (IAIS), including discussions regarding capital and liquidity requirements;

•     Treasury expressed support for robust liquidity risk management programs for insurers and encouraged regulators to continue work on addressing potential liquidity risk in the insurance sector; and

•     Treasury supported the DOL in delaying full implementation of the DOL Fiduciary Rule until relevant issues are further evaluated and addressed by the DOL, SEC, and state insurance regulators working together.  For additional information regarding the DOL Fiduciary Rule, see Item 7. MD&A – Executive Summary – AIG’s Outlook – Industry and Economic Factors – Department of Labor Fiduciary Rule and Related Regulatory Developments.

In addition, on April 21, 2017 the President of the United States directed the Secretary of the Treasury to evaluate and provide recommendations regarding the Council’s processes for designating nonbank SIFIs. The Treasury published a report pursuant to this directive on November 17, 2017, recommending that the Council prioritize an activities-based approach to regulating systemic risk rather than designating individual entities, and recommending that the Council increase the analytical rigor of its designation analyses, enhance engagement with relevant regulators and transparency to the public, and provide a clear off-ramp to designated nonbank SIFIs. We will monitor developments resulting from these recommendations closely.

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

Our U.S. insurance subsidiaries are subject to regulation and supervision by the states and other jurisdictions in which they do business. The method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to a state insurance official. The regulation and supervision relate primarily to the financial condition of the insurers and their corporate conduct and market conduct activities. This includes approval of policy forms and rates, the standards of solvency that must

10                             AIG | 2017 Form 10-K

ITEM 1 | Business

be met and maintained, including with respect to risk-based capital, the standards on transactions between insurance company subsidiaries and their affiliates, including restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, the licensing of insurers and their agents, restrictions on the size of risks that may be insured under a single policy, deposits of securities for the benefit of policyholders, requirements for acceptability of reinsurers, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, reserves for unearned premiums, losses and other purposes and enterprise risk management and corporate governance requirements. Our insurance subsidiaries are also subject to requirements on investments, which prescribe the kind, quality and concentration of investments they can make. In general, such regulation is for the protection of policyholders rather than the creditors or equity owners of these companies.

U.S. states have state insurance guaranty associations in which insurers doing business in the state are required by law to be members.  Member insurers may be assessed by the associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess member insurers in amounts related to the member’s proportionate share of the relevant type of business written by all members in the state. The protection afforded by a state’s guaranty association to policyholders of insolvent insurers varies from state to state.

In the U.S., the NAIC is a standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S. territories. The NAIC itself is not a regulator, but, with assistance from the NAIC, state insurance regulators establish standards and best practices, conduct peer review and coordinate regulatory oversight. Every state has adopted, in substantial part, the Risk-Based Capital (RBC) Model Law promulgated by the NAIC or a substantially similar law, which allows states to act upon the results of RBC calculations, and provides four incremental levels of regulatory action regarding insurers whose RBC calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business and computes a risk-adjusted surplus level by applying discrete factors to various asset, premium, reserve and other financial statement items. These factors are developed to be risk-sensitive so that higher factors are applied to items exposed to greater risk.  The statutory surplus of each of our U.S. based insurance companies exceeded RBC minimum required levels as of December 31, 2017.

If any of our insurance entities fell below prescribed levels of statutory surplus, it would be our intention to provide appropriate capital or other types of support to that entity. For additional information, see Item 7. MD&A – Liquidity and Capital Resources – Liquidity and Capital Resources of AIG Parent and Subsidiaries – Insurance Companies.

The NAIC’s Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees (ULSGs). NAIC Actuarial Guideline 38 (Guideline AXXX) clarifies the application of Regulation XXX as to these guarantees, including certain ULSGs. See Item 1A. Risk Factors and Note 18 to the Consolidated Financial Statements for risks and additional information related to these statutory reserving requirements. In December 2012, the NAIC approved a new valuation manual containing a principle-based approach to life insurance company reserves. Principle-based reserving (PBR) is designed to tailor the reserving process to specific products in an effort to create a principle-based modeling approach to reserving rather than the factor-based approach historically employed. PBR became effective on January 1, 2017, after the NAIC’s model Standard Valuation Law was enacted by the requisite number of states representing the required premium volume, replacing Regulation XXX and Guideline AXXX with respect to new life insurance business issued after that date. Two of our domiciliary states (Missouri and Texas) have adopted the regulations necessary to implement PBR. A third domiciliary state (New York) has approved PBR for new products written by regulated life insurers effective January 1, 2018. We have up to three years after January 1, 2017 to implement PBR, and have currently elected to defer implementation.

The NAIC’s Insurance Holding Company System Regulatory Act (the Model Holding Company Act) and the Insurance Holding Company System Model Regulation include (i) provisions authorizing NAIC commissioners to act as global group-wide supervisors for internationally active insurance groups and participate in international supervisory colleges, and (ii) the requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with its lead state regulator identifying risks likely to have a material adverse effect upon the financial condition or liquidity of its licensed insurers or the insurance holding company system as a whole. All of the states where AIG has domestic insurers have enacted a version of the revised Model Holding Company Act, including the enterprise risk reporting requirement.

The NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act (ORSA) requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. All of the states where AIG has domestic insurers have enacted a version of ORSA.

AIG | 2017 Form 10-K                          11

ITEM 1 | Business

The NAIC is currently considering adoption of model standards, and state regulators are currently considering implementing regulations, that would apply an impartial conduct standard similar to the DOL Fiduciary Rule to recommendations made in connection with certain life insurance policies and annuities. For example, on December 27, 2017, the New York Department of Financial Services (NYDFS) proposed regulations that would adopt a “best interest” standard for the sale of life insurance and annuity products in New York. For additional information regarding the DOL Fiduciary Rule, see Item 7. MD&A – Executive Summary – AIG’s Outlook – Industry and Economic Factors – Department of Labor Fiduciary Rule and Related Regulatory Developments.

ERISA Considerations

We provide products and services that are subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA), or the Internal Revenue Code of 1986, as amended (the Internal Revenue Code).  Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans.  As a result, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions.  ERISA also provides for civil and criminal penalties and enforcement.

For additional information regarding the DOL Fiduciary Rule, see Item 7. MD&A – Executive Summary – AIG’s Outlook – Industry and Economic Factors – Department of Labor Fiduciary Rule and Related Regulatory Developments.

Investment Adviser, Broker-Dealer and Investment Company Regulation

Our investment products and services are subject to federal and state securities, fiduciary, including ERISA, and other laws and regulations. The SEC, Financial Industry Regulatory Authority (FINRA), CFTC, state securities commissions, state insurance departments and the DOL are the principal U.S. regulators of these operations.

The subsidiaries that manage the operations of our investment products are registered as investment advisers with the SEC under the Investment Advisers Act of 1940 and are required to supervise the activities of their personnel.  Our affiliates that offer interests in insurance company separate accounts, mutual funds and other pooled investment products, and that provide other financial services to customers, are registered as broker-dealers with the SEC under the Exchange Act and with certain states, and are also members of FINRA.  Our broker-dealer subsidiaries and their personnel are subject to examination by the SEC, FINRA, and the states for compliance with law, and certain personnel of these broker-dealers are also required to pass qualification examinations.  Sales to retirement accounts are subject to the DOL Fiduciary Rule.  The investment products that are offered by our affiliates may be registered under the Securities Act, which regulates disclosure regarding the products, and/or the Investment Company of 1940, which imposes substantive regulation on the structure and governance of the products, as well as being subject to insurance regulation in the case of separate accounts.  Some products may also be qualified for sale in various states, the District of Columbia and Puerto Rico.

For additional information regarding the DOL Fiduciary Rule, see Item 7. MD&A – Executive Summary – AIG’s Outlook – Industry and Economic Factors – Department of Labor Fiduciary Rule and Related Regulatory Developments.

Data Protection and Cybersecurity

We are subject to U.S. and foreign laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information and provide notice of their practices relating to the collection and disclosure of personal information. We also are subject to laws and regulations requiring notification to affected individuals and regulators of security breaches. In addition, we must comply with laws and regulations regarding the cross-border transfer of information.

In October 2017, the NAIC adopted the Insurance Data Security Model Law, which would require insurers, insurance producers and other entities required to be licensed under state insurance laws to develop and maintain a written information security program, conduct risk assessments, oversee the data security practices of third-party service providers and other related requirements.  It is not clear whether or not, or in what form, the Insurance Data Security Model Law will be adopted by states in which we have licensed insurers and other licensed subsidiaries.

Effective March 1, 2017, the NYDFS promulgated a cybersecurity regulation requiring covered financial services institutions to implement a cybersecurity program designed to protect information systems. The regulation imposes specific technical safeguards as well as governance, risk assessment, monitoring and testing, third party service provider incident response and reporting and other requirements. The regulation sets forth transitional periods for compliance with different sections of the regulation through early 2019. Requirements under the NYDFS’ cybersecurity regulation are similar to those under the NAIC Insurance Data Security Model Law, with some differences.

For information on data protection regulation in the EU, see International Regulation – Data Protection.

12                             AIG | 2017 Form 10-K

ITEM 1 | Business

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

On September 22, 2017, the U.S. Treasury Department and the Office of the U.S. Trade Representative, on behalf of the U.S., and the EU signed the bilateral Covered Agreement, which is intended to address issues regarding the application of Solvency II requirements to U.S.-based insurance groups as well as other (re)insurance regulatory issues. While the signatures by both parties will allow for the provisional application of the agreement, the agreement is still subject to approval by the European Parliament before it enters into force. Other aspects of the agreement remain subject to an implementation timetable in the U.S. and the EU, which may delay or even prevent the agreement from being fully implemented.  In particular, the U.S. states will be given a period of five years to comply with the agreement’s reinsurance collateral provisions.  After 42 months, FIO must begin evaluating a potential preemption determination with respect to any state law not in compliance with the aim of assuring full compliance within the five-year timeframe.  The agreement may be terminated (following mandatory consultation) by notice from one party to the other effective in 180 days, or at such time as the parties may agree.

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

AIG | 2017 Form 10-K                          13

ITEM 1 | Business

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

Data Protection

The EU General Data Protection Regulation (GDPR) will take effect in May 2018.  The GDPR aims to introduce consistent data protection rules across the EU, and its scope will extend to entities established within the European Economic Area (EEA) (i.e., EU member states plus Iceland, Liechtenstein and Norway) and may extend to certain entities not established in the EEA (if they process personal data of or offer goods or services to EEA data subjects or monitor the behavior of EEA data subjects (e.g., in an online context)).

The GDPR contains a number of new requirements regarding the processing of personal data about individuals, including mandatory security breach reporting, new and strengthened individual rights, evidenced data controller accountability for compliance with the GDPR principles (including fairness and transparency), maintenance of data processing activity records and the implementation of “privacy by design”, including through the completion of mandatory Data Protection Impact Assessments in connection with higher risk data processing activities.

For additional information on data protection and cybersecurity regulation generally, see U.S. Regulation – Data Protection and Cybersecurity.

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

The IAIS represents insurance regulators and supervisors of more than 200 jurisdictions (including regions and states) in nearly 140 countries and seeks to promote globally consistent insurance industry supervision. The IAIS itself is not a regulator, but one of its activities is to develop insurance regulatory standards for use by local authorities across the globe. The FSB has charged the IAIS with developing a framework for measuring systemic risks posed by insurance groups and has directed the IAIS to create standards relative to many of the areas of focus of the FSB, which go beyond the IAIS’ basic Insurance Core Principles. The IAIS is developing ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (IAIGs). ComFrame sets out qualitative and quantitative standards in order to assist supervisors in collectively addressing an IAIG’s activities and risks, identifying and avoiding regulatory gaps and coordinating supervisory activities.  ComFrame is expected to include standards for group supervision, governance and internal controls, enterprise risk management, and recovery and resolution planning.  Also in connection with ComFrame, the IAIS is in the process of developing a risk-based global insurance capital standard (ICS) applicable to IAIGs.  We currently meet the parameters set forth to define an IAIG.  ComFrame standards are expected to be finalized in 2019. On November 2, 2017, the IAIS announced a new timeline and process for the development of the ICS. Following completion of field testing in 2019, the IAIS will put forward ICS version 2.0 for implementation in 2020. Implementation of ICS version 2.0 will consist of two phases: (1) a five year monitoring phase in which ICS version 2.0 will be used for confidential reporting to group-wide supervisors and discussion in supervisory colleges; and (2) an implementation phase whereby the ICS will be applied as a group-wide prescribed capital requirement at which point results will be used as the basis for supervisory action. Confidential reporting of ICS version 2.0 will include mandatory reporting by all insurance groups of a standard formula based on market adjusted valuation and the option, at the discretion of the group-wide supervisor, of additional ICS reporting based on GAAP with adjustments and/or an internal model based-calculation. In recognition of the fact that the U.S. Federal Reserve and the NAIC have announced plans to develop an “aggregation method” for a group capital calculation, the IAIS has agreed to aid in the development of - and collect data from jurisdictions that are party to - the aggregation method. Although the aggregation method will not be part of ICS version 2.0, the IAIS aims to be in a position at the end of the monitoring phase to determine whether the aggregated approach provides substantially the same outcome as the ICS in which case it could be incorporated into the ICS as an outcome-equivalent approach.

In February 2017, the IAIS announced the adoption of a three-year systemic risk assessment and policy workplan due to be finalized by year-end 2019. This initiative is comprised of a new macroprudential activities-based approach (ABA) to regulating systemic risk which will be developed in conjunction with the IAIS’ previously announced work in finalizing ComFrame, including the ICS, as well as

14                             AIG | 2017 Form 10-K

ITEM 1 | Business

any improvements to the methodology for identifying global systemically important insurers (G-SIIs). Based on the IAIS’ G-SII assessment methodology, since July 2013 the FSB has published an annual list of G-SIIs, which has included us. However, on November 30, 2017 the FSB announced that it would not be proceeding with the publication of a G-SII list for 2017 in light of the IAIS’ development of the ABA and its implications for the assessment of systemic risk in insurance and, by extension, the identification of G-SIIs and related policy measures for G-SIIs. The FSB plans to re-assess the situation in November 2018, based on the IAIS’ progress in finalizing the ABA framework. In the interim, the IAIS will continue to collect data for the G-SII identification process and G-SII policy measures are intended to continue to apply to those insurers identified on the FSB’s 2016 G-SII list. The IAIS intends G-SIIs to be subject to a policy framework that includes recovery and resolution planning, enhanced group-wide supervision, enhanced liquidity and systemic risk management planning; and group-wide capital standards, including higher loss absorbency (HLA) capital. The IAIS’ basic capital requirement (BCR) was endorsed by the FSB in October 2014 and by the G20 countries in November 2014.  The BCR covers all group activities of G-SIIs, and we report our BCR ratios to supervisory authorities annually on a confidential basis.  The BCR serves as the initial foundation for the application of HLA requirements, although the IAIS has indicated that the BCR will eventually be replaced by the ICS.  In October 2015, the IAIS announced that it had concluded initial development of the HLA requirements, according to which we reported on a confidential basis to supervisors in 2016 and 2017. The IAIS had announced that expected revisions to the initial HLA requirements would occur once the systemic risk assessment and policy workplan were finalized and adopted, anticipated to be by 2019. However, in light of the new timeline announced on November 2, 2017 for development of the ICS, including a five-year monitoring phase and subsequent implementation phase, it is unclear how HLA might apply in the future. It is not known how any standards that might result from the IAIS’ initiatives might be implemented in the U.S. and other jurisdictions around the world, or how they might apply to AIG.

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

Brexit

On June 23, 2016, the UK held a referendum in which a majority voted for the UK to withdraw its membership in the EU, commonly referred to as Brexit. The terms of withdrawal are subject to a formal negotiation period which was initiated on March 29, 2017 through the invocation of Article 50 of the Treaty on European Union. Negotiations on Brexit could, by treaty, last up to two years. It is not clear at this stage (and may not be for some time) what form the UK’s future relationship with the remaining EU member states will take. We have significant operations and employees in the UK and other EU member states, including AIG Europe Ltd., which enjoys certain benefits based on the UK’s membership in the EU. In order to adapt to Brexit, on March 8, 2017, we announced plans to reorganize our operations and legal entity structure in the UK and the EU through the establishment of a new European subsidiary in Luxembourg. The reorganization is expected to be completed in the fourth quarter of 2018, subject to regulatory and court approvals. Future regulatory, tax or other developments may affect this reorganization and result in changes to our plans.

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

Markets in Financial Instruments Directive (MiFID) II

The Markets in Financial Instruments Directive (MiFID II) and Markets in Financial Instruments Regulation took effect in Europe on January 3, 2018.  MiFID II and the related regulations are intended to create transparency in market trading by, for example, imposing trade and transaction reporting and other requirements. AIG Asset Management (Europe) Limited (AAMEL) has prepared for the implementation deadline over the last two years and is continuing to work with data providers, other market participants and AAMEL’s regulator on compliance with MiFID II and the related regulations.

AIG | 2017 Form 10-K                          15

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

16                             AIG | 2017 Form 10-K

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

MARKET CONDITIONS

Deterioration of economic conditions, geopolitical tensions or weakening in global capital markets may materially affect our businesses, results of operations, financial condition and liquidity. Our businesses are highly dependent on global economic and market conditions. Weaknesses in economic conditions and the capital markets have in the past led, and may in the future lead, to a poor operating environment, erosion of consumer and investor confidence, reduced business volumes, deteriorating liquidity and declines in asset valuations. Adverse economic conditions may result from global economic and political developments, including plateauing business activity and inflationary pressures in developed economies, uncertainty surrounding China’s ability to successfully maintain growth, the effects of Brexit (as defined below) on business investment, hiring, migration and labor supply, intensifying trade protectionism, and tensions over North Korea’s nuclear program. These and other market, economic, and political factors could have a material adverse effect on our businesses, results of operations, financial condition and liquidity in many ways, including (i) lower levels of consumer and commercial business activities that could decrease revenues and profitability and decrease value in goodwill, deferred tax assets and other long term assets, (ii) increases in credit spreads and defaults that could reduce investment asset valuations, increase credit losses across numerous asset classes, and increase statutory capital requirements and (iii) increased market volatility and uncertainty that could decrease liquidity and increase borrowing costs.  Other ways in which we could be negatively affected by economic conditions include, but are not limited to: increases in policy surrenders and cancellations; write-offs of deferred policy acquisition costs; increases in liability for future policy benefits due to loss recognition on certain long-duration insurance contracts; and increases in expenses associated with reinsurance, or decreased ability to obtain reinsurance at acceptable terms.

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

Reserves and Exposures

Insurance liabilities are difficult to predict and may exceed the related reserves for losses and loss expenses. We regularly review the adequacy of the established loss reserves and conduct extensive analyses of our reserves during the year. Our loss reserves, however, may develop adversely and materially impact our businesses, results of operations, financial condition and liquidity.

AIG | 2017 Form 10-K                          17

ITEM 1A |  Risk Factors

For General Insurance, estimation of ultimate net losses, loss expenses and loss reserves is a complex process, particularly for long-tail liability lines of business. These lines include, but are not limited to, general liability, commercial automobile liability, environmental, workers' compensation, excess casualty and crisis management coverages, insurance and risk management programs for large corporate customers and other customized structured insurance products, as well as excess and umbrella liability, errors and omissions, products liability, programs and specialty. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business that is generated with respect to more recently introduced product lines. In these cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Estimating reserves is further complicated by unexpected claims or unintended coverages that emerge due to changing conditions. These emerging issues may increase the size or number of claims beyond our underwriting intent and may not become apparent for many years after a policy is issued.

While we use a number of analytical reserve development techniques to project future loss development, reserves have been and may be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. For example, in 2017, 2016 and 2015, we recorded net charges of $1.0 billion, $5.4 billion and $3.3 billion, respectively, to strengthen our General Insurance loss reserves, reflecting adverse development in classes of business with long reporting tails, primarily in Casualty and Financial Lines. These changes in loss cost trends or loss development factors could be due to changes in actual versus expected claims and losses, difficulties in predicting changes, such as changes in inflation, unemployment duration, or other social or economic factors affecting claims, including the judicial environment. Any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time after we record the initial loss reserve estimates for any accident year or number of years.

For Life and Retirement, experience may develop adversely such that additional reserves must be established. Adverse experience could arise out of a severe short term event such as a pandemic, or due to misestimation of long-term assumptions such as mortality improvement and interest rate assumptions. While mortality experience is relatively stable due to the large amount of historical data available, assumptions in respect of other variables, such as policyholder behavior can be more difficult to estimate and may have a significant impact on reserves. Life and Retirement reserves and assumptions are reviewed quarterly and loss recognition testing and cash flow testing is carried out annually.

For a further discussion of our loss reserves see Item 7. MD&A — Critical Accounting Estimates — Insurance Liabilities — Loss Reserves and Insurance Reserves — Loss Reserves and Note 13 to the Consolidated Financial Statements.

Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events. Events such as hurricanes, windstorms, flooding, earthquakes, wildfires, solar storms, acts of terrorism, explosions and fires, cyber-crimes, product defects, pandemic and other highly contagious diseases, mass torts and other catastrophes have adversely affected our business in the past and could do so in the future. For example, we had pre-tax catastrophe losses of $3.0 billion in the third quarter of 2017, which included losses from Hurricanes Harvey, Irma and Maria and the earthquake in Mexico and pre-tax catastrophe losses of $766 million in the fourth quarter of 2017, which included losses from the California wildfires.  In addition, we recognize the scientific consensus that climate change is a reality of increasing concern, indicated by higher concentrations of greenhouse gases, a warming atmosphere and ocean, diminished snow and ice, and sea level rise. We understand that climate change potentially poses a serious financial threat to society as a whole, with implications for the insurance industry in areas such as catastrophe risk perception, pricing and modeling assumptions. Because there is significant variability associated with the impacts of climate change, we cannot predict how physical, legal, regulatory and social responses may impact our business.

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

Natural and man-made catastrophic events are generally unpredictable.  Our exposure to catastrophic-related loss depends on various factors, including the frequency and severity of the catastrophes, the rate of inflation and the value and geographic or other concentrations of insured companies and individuals. Vendor models and proprietary assumptions and processes that we use to manage catastrophe exposure may prove to be ineffective due to incorrect assumptions or estimates.

18                             AIG | 2017 Form 10-K

ITEM 1A |  Risk Factors

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

Reinsurance may not be available or affordable and may not be adequate to protect us against losses. Our subsidiaries are major purchasers of reinsurance and we use reinsurance as part of our overall risk management strategy. While reinsurance does not discharge our subsidiaries from their obligation to pay claims for losses insured under our policies, it does make the reinsurer liable to them for the reinsured portion of the risk. For this reason, reinsurance is an important tool to manage transaction and insurance line risk retention and to mitigate losses from catastrophes. Market conditions beyond our control may impact the availability and cost of reinsurance and could have a material adverse effect on our business, results of operations and financial condition. For example, reinsurance may be more difficult or costly to obtain after a year with a large number of major catastrophes. We may, at certain times, be forced to incur additional costs for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms. In the latter case, we would have to accept an increase in exposure to risk, reduce the amount of business written by our subsidiaries or seek alternatives in line with our risk limits.

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

Additionally, the use of reinsurance placed in the capital markets, may not provide the same levels of protection as traditional reinsurance transactions. Any disruption, volatility and uncertainty in these markets, such as following a major catastrophic event, may limit our ability to access such markets on terms favorable to us or at all. Also, to the extent that we intend to use structures based on an industry loss index or other non-indemnity trigger rather than on actual losses incurred by us, we could be subject to residual risk.

We currently have limited reinsurance coverage for terrorist attacks. Further, the availability of private sector reinsurance for terrorism is limited. We rely heavily on the Terrorism Risk Insurance Program (TRIP), which provides U.S. government risk assistance to the insurance industry to manage the exposure to terrorism incidents in the U.S. TRIP was reauthorized in January 2015 and is scheduled to expire on December 31, 2020. Under TRIP, once our losses for certain acts of terrorism exceed a deductible equal to 20 percent of our commercial property and casualty insurance premiums for covered lines for the prior calendar year, the federal government will reimburse us for losses in excess of our deductible, starting at 85 percent of losses in 2015 (83 percent in 2017), and reducing by one percentage point each year, ending at 80 percent in 2020, up to a total industry program limit of $100 billion. TRIP does not cover losses in certain lines of business such as consumer property and consumer casualty. We also rely on the government sponsored and government arranged terrorism reinsurance programs, including pools, in force in applicable non-U.S. jurisdictions.

For additional information on our reinsurance recoverable, see Item 7. MD&A — Enterprise Risk Management — Insurance Risks — Reinsurance Activities — Reinsurance Recoverable.

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

AIG | 2017 Form 10-K                          19

ITEM 1A |  Risk Factors

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

Investment Portfolio, Concentration of Investments, Insurance and other Exposures

The performance and value of our investment portfolio are subject to a number of risks and uncertainties, including changes in interest rates.  Our investment securities are subject to market risks and uncertainties. In particular, interest rates are highly sensitive to many factors, including monetary and fiscal policy, domestic and international economic and political issues and other factors beyond our control. Changes in monetary policy or other factors may cause interest rate volatility, which would adversely affect the value of the fixed income securities that we hold and could adversely affect our ability to sell these securities. In addition, the evaluation of available-for-sale securities for other-than-temporary impairments, which may occur if interest rates rise, is a quantitative and qualitative process that is subject to significant management judgment.

For a sensitivity analysis of our exposure to certain market risk factors see Item 7. MD&A – Enterprise Risk Management – Market Risk Management.

Additionally, on July 27, 2017, the UK Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the UK or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including those held in our investment portfolio.

For discussion regarding changes to LIBOR rates, see “Changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income” below.

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

Our investment portfolio is concentrated in certain segments of the economy. Our results of operations and financial condition have in the past been, and may in the future be, adversely affected by the degree of concentration in our investment portfolio. We have significant exposure in real estate and real estate-related securities, including residential mortgage-backed, commercial mortgage-backed and other asset-backed securities and commercial mortgage loans. We also have significant exposures to financial institutions and, in particular, to money center and global banks; certain industries, such as energy and utilities; U.S. state and local government issuers and authorities; and Euro-Zone financial institutions, governments and corporations. Events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may adversely affect our investments to the extent they are concentrated in such segments. Our ability to sell assets concentrated in such segments may be limited.

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

Also see Item 7. MD&A – Business Segment Operations – General Insurance – Business Strategy and  – Outlook – Industry and Economic Factors.

20                             AIG | 2017 Form 10-K

ITEM 1A |  Risk Factors

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

LIQUIDITY, CAPITAL AND CREDIT

AIG Parent’s ability to access funds from our subsidiaries is limited. As a holding company, AIG Parent depends on dividends, distributions and other payments from its subsidiaries to fund dividends on AIG Common Stock, to fund repurchases of AIG Common Stock, warrants and debt obligations and to make payments due on its obligations, including its outstanding debt. The majority of our investments are held by our regulated subsidiaries. Our subsidiaries may be limited in their ability to make dividend payments or other distributions to AIG Parent in the future because of the need to support their own capital levels or because of regulatory limits or rating agency requirements. The inability of our subsidiaries to make payments, dividends or other distributions in an amount sufficient to enable AIG Parent to meet its cash requirements could have an adverse effect on our operations, and on our ability to pay dividends, repurchase AIG Common Stock, warrants and debt obligations or to meet our debt service obligations.

Our internal sources of liquidity may be insufficient to meet our needs, including providing capital that may be required by our subsidiaries. We need liquidity to pay our operating expenses, interest on our debt, maturing debt obligations and to meet capital needs of our subsidiaries. If our liquidity is insufficient to meet our needs, we may at the time need to have recourse to third-party financing, external capital markets or other sources of liquidity, which may not be available or could be prohibitively expensive. The availability and cost of any additional financing at any given time depends on a variety of factors, including general market conditions, the volume of trading activities, the overall availability of credit, regulatory actions and our credit ratings and credit capacity. It is also possible that, as a result of such recourse to external financing, customers, lenders or investors could develop a negative perception of our long- or short-term financial prospects. Disruptions, volatility and uncertainty in the financial markets, and downgrades in our credit ratings, may limit our ability to access external capital markets at times and on terms favorable to us to meet our capital and liquidity needs or prevent our accessing the external capital markets or other financing sources.

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

For further discussion of rating agency requirements, see “A downgrade in the Insurer Financial Strength ratings of our insurance companies could limit their ability to write or prevent them from writing new business and retaining customers and business” below.

Our subsidiaries may not be able to generate cash to meet their needs due to the illiquidity of some of their investments. Our subsidiaries have investments in certain securities that may be illiquid, including certain fixed income securities and certain structured securities, private company securities, investments in private equity funds and hedge funds, mortgage loans, finance receivables and real estate. Collectively, investments in these assets had a fair value of $58 billion at December 31, 2017. Adverse real estate and capital markets, and wider credit spreads, have in the past, and may in the future, materially adversely affect the liquidity of our other securities portfolios, including our residential and commercial mortgage‑related securities portfolios. In the event additional liquidity is required by one or more of our subsidiaries and AIG Parent is unable to provide it, it may be difficult for these subsidiaries to generate additional liquidity by selling, pledging or otherwise monetizing these less liquid investments.

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

AIG | 2017 Form 10-K                          21

ITEM 1A |  Risk Factors

agency policies concerning the relationship between parent and subsidiary ratings, a downgrade in AIG Parent’s credit ratings could result in a downgrade of the IFS ratings of our insurance subsidiaries. Certain rating agencies negatively revised the outlook for our IFS ratings in early 2017, primarily as a result of our reserve strengthening in the fourth quarter of 2016 and related concerns regarding our profitability outlook. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business.

A downgrade in our credit ratings could adversely affect our business, our results of operations or our liquidity. Credit ratings estimate a company’s ability to meet its obligations. A downgrade of our long-term debt ratings by the major rating agencies could potentially increase our financing costs and limit the availability of financing. A downgrade would also require us to post additional collateral payments related to derivative transactions to which we are a party, and could permit the termination of these derivative transactions. This could adversely affect our business, our consolidated results of operations in a reporting period and/or our liquidity. Certain rating agencies negatively revised our credit ratings and ratings outlooks in early 2017, primarily as a result of our reserve strengthening in the fourth quarter of 2016 and related concerns regarding our profitability outlook. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business.

Changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income. As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (BBA) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR.  Actions by the BBA, regulators or law enforcement agencies as a result of these or future events may result in changes to the manner in which LIBOR is determined.

Potential changes or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities.  In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our investment portfolio.

Business and operations

Our restructuring initiatives may not yield our expected reductions in expenses and improvements in operational and organizational efficiency. We may not be able to fully realize the anticipated expense reductions and operational and organizational efficiency improvements we expect to result from our restructuring initiatives, including the reorganization of AIG into General Insurance and Life and Retirement segments. Actual costs to implement these initiatives may exceed our estimates or we may be unable to fully implement and execute these initiatives as planned. The implementation of these initiatives may harm our relationships with customers or employees or our competitive position. Our businesses and results of operations may be negatively impacted if we are unable to realize these anticipated expense reductions and efficiency improvements or if implementing these initiatives harms our relationships with customers or employees or our competitive position. The successful implementation of these initiatives may continue to require us to effect workforce reductions, business rationalizations, systems enhancements, business process outsourcing, business and asset dispositions and acquisitions and other actions, which depend on a number of factors, some of which are beyond our control.

Pricing for our products is subject to our ability to adequately assess risks and estimate losses. We seek to price our insurance products such that insurance premiums, policy fees and charges, and future net investment income earned on revenues received will result in an acceptable profit in excess of expenses and the cost of paying claims. Our business is dependent on our ability to price our products effectively and charge appropriate premiums.  Pricing adequacy depends on a number of factors and assumptions, including proper evaluation of insurance risks, our expense levels, net investment income realized, our response to rate actions taken by competitors, legal and regulatory developments and the ability to obtain regulatory approval for rate changes. Some life insurance business has the ability to adjust certain nonguaranteed charges or benefits if necessary; however, this right is limited and may be subject to guaranteed minimums and/or maximums. Inadequate pricing could have a material adverse effect on our results of operations and financial condition.

Guarantees within certain of our products may increase the volatility of our results.  Certain of our variable annuity and life insurance products include features that guarantee a certain level of benefits, including guaranteed minimum death benefits (GMDB), guaranteed minimum withdrawal benefits (GMWB), and products with guaranteed interest crediting rates tied to an index.

For a discussion of market risk management related to these product features see Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies Key Risks – Variable Annuity Risk Management and Hedging Programs.

Differences between the change in fair value of the embedded derivatives associated with some of these guarantees and the related hedging portfolio can be caused by extreme and unanticipated movements in the equity markets, interest rates and market volatility, policyholder behavior that differs from our assumptions and our inability to purchase hedging instruments at prices consistent with the

22                             AIG | 2017 Form 10-K

ITEM 1A |  Risk Factors

desired risk and return trade-off.  The occurrence of one or more of these events could result in an increase in the liabilities associated with the guaranteed benefits, reducing our net income and shareholders’ equity. While we believe that our actions have reduced the risks related to guaranteed benefits and guaranteed interest crediting, our exposure may not be fully hedged.

For more information regarding these products see Notes 5 and 14 to the Consolidated Financial Statements, Item 1. Business – Regulation, and Item 7. MD&A – Critical Accounting Estimates – Insurance Liabilities – Guaranteed Benefit Features of Variable Annuity Products.

Our foreign operations expose us to risks that may affect our operations. We provide insurance, investment and other financial products and services to both businesses and individuals in more than 80 countries and jurisdictions. A substantial portion of our business is conducted outside the U.S., and we intend to continue to grow business in strategic markets. Operations outside the U.S. may be affected by regional economic downturns, changes in foreign currency exchange rates, political events or upheaval, nationalization and other restrictive government actions, which could also affect our other operations.

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

On June 23, 2016, the United Kingdom (UK) held a referendum in which a majority voted for the UK to withdraw its membership in the European Union (EU), commonly referred to as Brexit. The terms of withdrawal are subject to a formal two-year negotiation period that was initiated on March 29, 2017 by invoking Article 50 of the Treaty on European Union. It is not clear at this stage (and may not be for some time) what form the UK’s future relationship with the remaining EU member states will take. We have significant operations and employees in the UK and other EU member states, including AIG Europe Ltd., which enjoys certain benefits based on the UK’s membership in the EU. In order to adapt to Brexit, we intend to reorganize our operations and legal entity structure in the UK and the EU through the establishment of a new European subsidiary in Luxembourg.  Such a reorganization will have various costs associated with it, such as notifications to policyholders, and may involve the replication of certain resources currently in place in the UK. The reorganization is expected to be completed in the fourth quarter of 2018, subject to regulatory and court approvals. There can be no assurance that future regulatory, tax or other developments will not affect this reorganization and change our plans. Brexit has also affected the U.S. dollar/British pound exchange rate, increased the volatility of exchange rates among the euro, British pound and the Japanese yen, and created volatility in the financial markets. It is possible that the uncertainty around the outcome of the negotiations between the UK and the EU will lead to further turbulence in the financial markets, which may affect the value of our investments.

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

Significant legal proceedings may adversely affect our results of operations or financial condition. Like others in the insurance and financial services industries in general, in the ordinary course of operating our businesses we face significant risk from regulatory and governmental investigations and civil actions, litigation and other forms of dispute resolution in various domestic and foreign jurisdictions.  In our insurance and reinsurance operations, we frequently engage in litigation and arbitration concerning the scope of coverage under insurance and reinsurance contracts, and face litigation and arbitration in which our subsidiaries defend or indemnify their insureds under insurance contracts.  AIG, our subsidiaries and their respective officers and directors are also subject to a variety of additional types of legal disputes brought by holders of AIG securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith and violations of federal and state statutes and regulations.  Certain of these matters involve potentially significant risk of loss due to the possibility of significant jury awards and settlements, punitive damages or other penalties.  Many of these matters are also highly complex and seek recovery on behalf of a class or similarly large number of plaintiffs.  It is therefore inherently difficult to predict the size or scope of potential future losses arising from

AIG | 2017 Form 10-K                          23

ITEM 1A |  Risk Factors

them, and developments in these matters could have a material adverse effect on our consolidated financial condition or consolidated results of operations for an individual reporting period.

For a discussion of certain legal proceedings, including certain tax controversies, see Notes 16 and 23 to the Consolidated Financial Statements.

If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which could adversely affect our consolidated financial condition or results of operations. We use computer systems to store, retrieve, evaluate and use customer, employee, and company data and information. Some of these systems, in turn, rely upon third-party systems. Our business is highly dependent on our ability to access these systems to perform necessary business functions. These functions include providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support, executing transactions and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a natural disaster, a computer virus, unauthorized access, a terrorist attack, cyberattack or other disruption inside or outside the U.S., our systems may be inaccessible to our employees, customers or business partners for an extended period of time, and our employees may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Our systems have in the past been, and may in the future be, subject to unauthorized access, such as physical or electronic break-ins or unauthorized tampering. Like other global companies, we are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of threats to our data and systems, including malware and computer virus attacks, ransomware, unauthorized access, misuse, denial-of-service attacks, system failures and disruptions. There is no assurance that our security measures, including information security policies, will provide fully effective protection from such events. AIG maintains cyber risk insurance, but this insurance may not cover all costs associated with the consequences of personal, confidential or proprietary information being compromised. In some cases, such unauthorized access may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our consolidated financial condition or results of operations.

In addition, we routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to keep such information confidential, we may be unable to do so in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect personal, confidential or proprietary information. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Furthermore, certain of our businesses are subject to compliance with laws and regulations enacted by U.S. federal and state governments, the European Union or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The compromise of personal, confidential or proprietary information could cause a loss of data, give rise to remediation or other expenses, expose us to liability under federal and state laws, and subject us to litigation and investigations and result in reputational harm, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.

We are continuously evaluating and enhancing systems and creating new systems and processes as our business depends on our ability to maintain and improve our technology systems for interacting with customers, brokers and employees. Due to the complexity and interconnectedness of our systems and processes, these changes, as well as changes designed to update and enhance our protective measures to address new threats, increase the risk of a system or process failure or the creation of a gap in our security measures. Any such failure or gap could adversely affect our business operations and the advancement of our restructuring initiatives.

Business or asset acquisitions and dispositions may expose us to certain risks. The completion of any business or asset acquisition or disposition is subject to certain risks, including those relating to the receipt of required regulatory approvals, the terms and conditions of regulatory approvals, the occurrence of any event, change or other circumstances that could give rise to the termination of a transaction and the risk that parties may not be willing or able to satisfy the conditions to a transaction. As a result, there can be no assurance that any business or asset acquisition or disposition will be completed as contemplated, or at all, or regarding the expected timing of the completion of the acquisition or disposition. Once we complete acquisitions or dispositions, there can be no assurance that we will realize the anticipated economic, strategic or other benefits of any transaction. For example, the integration of businesses we acquire may not be as successful as we anticipate or there may be undisclosed risks present in such businesses.  Acquisitions involve a number of risks, including operational, strategic, financial, accounting, legal, compliance and tax risks. Difficulties integrating an acquired business may result in the acquired business performing differently than we expected (including through the loss of customers) or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. Risks resulting from future acquisitions may have a material adverse effect on our

24                             AIG | 2017 Form 10-K

ITEM 1A |  Risk Factors

results of operations and financial condition. In connection with a business or asset disposition, we may also hold a concentrated position in securities of the acquirer as part of the consideration, which subjects us to risks related to the price of equity securities and our ability to monetize such securities.

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

For additional information on these financial guarantees and indemnities see Note 16 to the Consolidated Financial Statements.

Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses. We have developed and continue to develop enterprise-wide risk management policies and procedures to mitigate risk and loss to which we are exposed.

There are, however, inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management policies and procedures are ineffective, we may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience resulting from adverse mortality, morbidity or policyholder behavior, the effectiveness of our risk management strategies may be limited, resulting in losses to us. In addition, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our risk management policies and procedures.

REGULATION

Our businesses are heavily regulated and changes in regulation may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability. Our operations generally, and our insurance subsidiaries, in particular, are subject to extensive and potentially conflicting supervision and regulation by national authorities and by the various jurisdictions in which we do business. Supervision and regulation relate to numerous aspects of our business and financial condition. Federal, state and foreign regulators also periodically review and investigate our insurance businesses, including AIG-specific and industry-wide practices. The primary purpose of insurance regulation is the protection of our insurance contract holders, and not our investors. The extent of domestic regulation varies, but generally is governed by state statutes, which delegate regulatory, supervisory and administrative authority to state insurance departments.

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

In the U.S., the RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Every state has adopted, in substantial part, the RBC Model Law promulgated by the NAIC or a substantially similar law, which specifies the regulatory actions the insurance regulator may take if an insurer’s RBC calculations fall below specific thresholds. Those actions range from requiring an insurer to submit a plan describing how it would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The NAIC and certain international standard-setting bodies are also considering methodologies for assessing group-wide regulatory capital, which might evolve into more formal group-wide capital requirements on certain insurance companies that may augment state-law RBC standards that apply at the legal entity level, and such capital calculations may be made, in whole or in part, on bases other than the statutory statements of our U.S. insurance subsidiaries. We cannot predict the effect these initiatives may have on our business, results of operations, cash flows and financial condition.

See “Actions by foreign governments, regulators and international standard setters could result in substantial additional regulation to which we may be subject” below for additional information on increased capital and other requirements that may be imposed on us.

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

AIG | 2017 Form 10-K                          25

ITEM 1A |  Risk Factors

prevented from conducting future business in certain of the jurisdictions where they currently operate. Adverse actions from any single country could adversely affect our results of operations, liquidity and financial condition, depending on the magnitude of the event and our financial exposure at that time in that country.

For further discussion of our regulatory environment see Item 1. Business – Regulation.

Certain provisions of Dodd-Frank remain relevant to insurance groups generally, including AIG. The Financial Stability Oversight Council (Council) rescinded our designation as a nonbank systemically important financial institution (nonbank SIFI) on September 29, 2017, but the Council remains authorized under Dodd-Frank to determine, subject to certain statutory and regulatory standards, that any nonbank financial company be designated as a nonbank SIFI subject to supervision by the Board of Governors of the Federal Reserve System and enhanced prudential standards. The Council may also recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices that we and other insurers or other nonbank financial services companies, including insurers, engage in. Additionally, Dodd-Frank directs existing and newly created government agencies and bodies to promulgate regulations implementing the law, which is an ongoing process. Following the change in administration in the U.S., there is considerable uncertainty as to the potential adoption and timing of regulatory changes related to Dodd-Frank. We cannot predict the requirements of the regulations that may be ultimately adopted or the impact they may have on our businesses, results of operations or cash flows and financial condition.

See Item 1. Business – Regulation – U.S. Regulation – Dodd-Frank for further discussion of provisions of Dodd-Frank that remain relevant to insurance groups generally.

Actions by foreign governments, regulators and international standard setters could result in substantial additional regulation to which we may be subject.   We cannot predict the impact laws and regulations adopted in foreign jurisdictions may have on the financial markets generally or our businesses, results of operations or cash flows. It is possible such laws and regulations, the impact of our designation as a global systemically important insurer (G-SII), our status as an Internationally Active Insurance Group (IAIG) and certain standard-setting initiatives by the FSB and the IAIS, including, but not limited to, the application of HLA capital and the ongoing development of a risk-based global insurance capital standard (ICS), and implementation of Solvency II in the European Union, may significantly alter our business practices. They may also limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is possible that the laws and regulations adopted in foreign jurisdictions will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions including the U.S.

For further details on these international regulations and their potential impact on AIG and its businesses, see Item 1. Business – Regulation – International Regulation.

The USA PATRIOT Act, the Office of Foreign Assets Control regulations and similar laws and regulations that apply to us may expose us to significant penalties. The operations of our subsidiaries are subject to laws and regulations, including, in some cases, the USA PATRIOT Act of 2001, which require companies to know certain information about their clients and to monitor their transactions for suspicious activities. Also, the Department of the Treasury’s Office of Foreign Assets Control administers regulations requiring U.S. persons to refrain from doing business, or allowing their clients to do business through them, with certain organizations or individuals on a prohibited list maintained by the U.S. government or with certain countries. The UK, the EU and other jurisdictions maintain similar laws and regulations. Although we have instituted compliance programs to address these requirements, there are inherent risks in global transactions.

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

Our domestic Life and Retirement companies manage the capital impact of statutory reserve requirements under Regulation XXX and Guideline AXXX through reinsurance transactions, to maintain their ability to offer competitive pricing and successfully market such products. If regulations change with respect to our ability to manage the capital impact of certain statutory reserve requirements, our statutory reserve requirements could increase, or our ability to take reserve credit for reinsurance transactions could be reduced or eliminated. As a result, we could be required to increase prices on our products, raise capital to replace the reserve credit provided by the reinsurance transactions or incur higher costs to obtain reinsurance, each of which could adversely affect our competitive position, financial condition or results of operations. If our actions to efficiently manage the impact of Regulation XXX or Guideline AXXX on future sales of term and universal life insurance products are not successful, we may incur higher operating costs or our sales of these products may be affected.

26                             AIG | 2017 Form 10-K

ITEM 1A |  Risk Factors

For additional information on statutory reserving requirements under Regulation XXX and Guideline AXXX and our use of reinsurance see Note 19 to the Consolidated Financial Statements.

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

For discussion regarding the implementation of the Department of Labor’s (the DOL) final fiduciary rule (the DOL Fiduciary Rule), see Item 7. MD&A – Executive Summary – AIG’s Outlook – Industry and Economic Factors – Department of Labor Fiduciary Rule and Related Regulatory Developments and Item 1. Business – Regulation.

An “ownership change” could limit our ability to utilize tax loss and credit carryforwards to offset future taxable income. As of December 31, 2017, on a tax basis, we had U.S. federal net operating loss carryforwards of approximately $35.6 billion, $305 million in capital loss carryforwards, $4.5 billion in foreign tax credits and $1.2 billion in other tax credits (tax loss and credit carryforwards). Our ability to use these tax attributes to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general, an ownership change will occur when the percentage of AIG Parent's ownership (by value) of one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax loss and credit carryforwards arising from an ownership change under Section 382 would depend on the value of our equity at the time of any ownership change.  If we were to experience an “ownership change”, it is possible that a significant portion of our tax loss and credit carryforwards could expire before we would be able to use them to offset future taxable income.

On March 9, 2011, our Board adopted our Tax Asset Protection Plan (the Plan) to help protect these tax loss and credit carryforwards, and on December 14, 2016, the Board adopted an amendment to the Plan, extending its expiration date to December 14, 2019. Our shareholders ratified the amendment of the Plan at our 2017 Annual Meeting of Shareholders.  At our 2011 Annual Meeting of Shareholders, shareholders adopted a protective amendment to our Restated Certificate of Incorporation (Protective Amendment), which is designed to prevent certain transfers of AIG Common Stock that could result in an “ownership change”.  At our 2017 Annual Meeting of Shareholders, our shareholders approved the amendment to our Amended and Restated Certificate of Incorporation to adopt a successor to the Protective Amendment that contains substantially the same terms as the Protective Amendment but would expire on June 28, 2020.

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

Changes to tax laws, including recently enacted U.S. legislation, could increase our corporate taxes or make some of our products less attractive to consumers.

On December 22, 2017 President Trump signed major tax legislation into law (Public Law 115-97) (the Tax Act).  The Tax Act, known informally as the Tax Cuts and Jobs Act, reduces the statutory rate of U.S. federal corporate income tax to 21 percent and enacts numerous other changes impacting AIG and the insurance industry.

The reduction in the statutory U.S. federal corporate income tax rate is expected to positively impact AIG’s future U.S. after-tax earnings. Other changes in the Tax Act that broaden the tax base by reducing or eliminating deductions for certain items (e.g., reductions to separate account dividends received deductions, disallowance of entertainment expenses, and limitations on the

AIG | 2017 Form 10-K                          27

ITEM 1A |  Risk Factors

deduction of certain executive compensation costs) will offset a portion of the benefits from the lower statutory rate.  Other specific changes, including the calculation of insurance tax reserves and the amortization of deferred acquisition costs, will impact the timing of our tax expense items and could impact the pricing of certain insurance products.

In addition to changing the taxation of corporations in general and insurance companies in particular, the Tax Act temporarily reduces certain tax rates for individuals and increases the exemption for the federal estate tax. These changes could reduce demand in the U.S. for life insurance and annuity contracts, which would reduce our income due to lower sales of these products or potential increased surrenders of in-force business.

Furthermore, the overall impact of the Tax Act is subject to the effect of other complex provisions in the Tax Act (including the base erosion and anti-abuse tax (BEAT) and global intangible low-taxed income (GILTI)), which AIG continues to review.  It is possible that the impact from BEAT and GILTI could reduce the benefit of the reduction in the statutory U.S. federal rate.  In addition, if BEAT induces other countries to enact similar legislation that could impact cross-border reinsurance transactions, AIG could be negatively impacted by increased tax costs in those countries.

Finally, it is possible that tax laws will be further changed either in a technical corrections bill or entirely new legislation.  The overall impact of the Tax Act also depends on the future interpretations and regulations that may be issued by U.S. tax authorities.  It remains difficult to predict whether or when there will be any tax law changes or further guidance by the authorities in the U.S. or elsewhere in the world having a material adverse effect on our financial condition or results of operations, as the impact of broad proposals on our business can vary substantially depending upon the specific changes or further guidance made and how the changes or guidance are implemented by the authorities.

For additional information see Item 7. MD&A – Consolidated Results of Operations – U.S. Tax Reform Overview.

COMPETITION and employees

We face intense competition in each of our businesses. Our businesses operate in highly competitive environments, both domestically and overseas. Our principal competitors are other large multinational insurance organizations, as well as banks, investment banks and other nonbank financial institutions. The insurance industry in particular is highly competitive. Within the U.S., our General Insurance companies compete with other stock companies, specialty insurance organizations, mutual insurance companies and other underwriting organizations. Our Life and Retirement companies compete in the U.S. with life insurance companies and other participants in related financial services fields. Overseas, our subsidiaries compete for business with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies. Technological advancements and innovation in the insurance industry may present competitive risks; technological advancements and innovation are occurring in distribution, underwriting and operations and at a pace that may increase. Our business and results of operations could be materially and adversely affected if technological advancements or innovation limit our ability to retain existing business, write new business at adequate rates or on appropriate terms, render our insurance products less suitable or impact our ability to adapt or deploy current products as quickly and effectively as our competitors.

Reductions of our credit ratings or negative publicity may make it more difficult to compete to retain existing customers and to maintain our historical levels of business with existing customers and counterparties. General Insurance companies and Life and Retirement companies compete through a combination of risk acceptance criteria, product pricing, and terms and conditions. Retirement services companies compete through crediting rates and the issuance of guaranteed benefits. A decline in our position as to any one or more of these factors could adversely affect our profitability.

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

28                             AIG | 2017 Form 10-K

ITEM 1A |  Risk Factors

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

For discussion regarding cyber risk arising from third-party vendors, see “If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which could adversely affect our consolidated financial condition or results of operations” above.

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

The International Accounting Standards Board (IASB) has issued International Financial Reporting Standard (IFRS) 17, Insurance Contracts, with an effective date of January 1, 2021.  This new standard will require significant changes to accounting measurements for long-duration insurance contracts for many of our international operations. The FASB is also nearing completion of its ongoing project to revise accounting standards for insurance contracts.  The FASB has focused on disclosures for short-duration insurance contracts, which primarily relate to our property casualty products, and on targeted improvements to accounting measurements and disclosures for long-duration insurance contracts, which primarily relate to our life and annuity products.  The effects of IFRS 17 are currently under review, while the final resolution of changes to insurance contracts under U.S. GAAP has not yet been finalized. Changes to the manner in which we account for insurance products could have a significant impact on our future financial reports, operations, capital management and business.  Further, the adoption of a new insurance contracts standard as well as other future accounting standards could have a material effect on our reported results of operations and reported financial condition.

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

For further details on our pension and postretirement benefit plans see Note 21 to the Consolidated Financial Statements.

AIG | 2017 Form 10-K                          29

ITEM 1B | Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2 | Properties

We operate from approximately 160 offices in the United States and approximately 380 offices in approximately 60 foreign countries. The following offices are located in buildings in the United States owned by us:

General Insurance Companies: • Stevens Point, Wisconsin	Life and Retirement Companies: • Amarillo and Houston, Texas
Other Operations: • 175 Water Street in New York, New York (Corporate Headquarters; also includes General Insurance companies) • Livingston, New Jersey • Ft. Worth, Texas

In addition, our General Insurance companies own offices in 13 foreign countries and jurisdictions including Bermuda, Ecuador, Japan, Mexico, the UK and Venezuela. The remainder of the office space we use is leased.  We believe that our leases and properties are sufficient for our current purposes.

LOCATIONS OF CERTAIN ASSETS

As of December 31, 2017, approximately 11 percent of our consolidated assets were located outside the U.S. and Canada, including $491 million of cash and securities on deposit with regulatory authorities in those locations.

For additional geographic information see Note 3 to the Consolidated Financial Statements.

For total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities see Note 6 to the Consolidated Financial Statements.

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

For additional information see Item 1A. Risk Factors — Business and Operations.

ITEM 3 | Legal Proceedings

For a discussion of legal proceedings see Note 16 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4 | Mine Safety Disclosures

Not applicable.

30                             AIG | 2017 Form 10-K

ITEM 5 |  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Part II

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AIG’s common stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG) and the Tokyo Stock Exchange. There were approximately 25,522 stockholders of record of AIG Common Stock as of February 7, 2018.

The following table presents high and low closing sale prices of AIG Common Stock on the New York Stock Exchange Composite Tape for each quarter of 2017 and 2016, and the dividends declared per share during those periods:

	2017			2016
	High	Low	Dividends	High	Low	Dividends
First quarter	$67.20	$60.85	$0.320	$60.64	$50.20	$0.320
Second quarter	64.25	58.98	0.320	58.32	48.79	0.320
Third quarter	66.06	58.27	0.320	59.86	51.21	0.320
Fourth quarter	65.13	58.11	0.320	66.70	57.38	0.320

Dividends

On February 8, 2018, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2018 to shareholders of record on March 15, 2018.

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

For a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries see Item 1A. Risk Factors — Liquidity, Capital and Credit — AIG Parent’s ability to access funds from our subsidiaries is limited, and Note 19 to the Consolidated Financial Statements.

Equity Compensation Plans

Our table of equity compensation plans will be included in the definitive proxy statement for AIG’s 2018 Annual Meeting of Shareholders. The definitive proxy statement will be filed with the SEC no later than 120 days after the end of AIG’s fiscal year pursuant to Regulation 14A.

Purchases of Equity Securities

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors approved an additional increase of $2.5 billion to the share repurchase authorization.

During the three-month period ended December 31, 2017, we did not repurchase any shares of AIG Common Stock or any warrants to purchase shares of AIG Common Stock under this authorization.

AIG | 2017 Form 10-K                          31

ITEM 5 |  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2017, approximately $2.3 billion remained under our share repurchase authorization. We did not repurchase any shares of AIG Common Stock from January 1, 2018 to February 8, 2018. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

For additional information on our share purchases see Note 17 to the Consolidated Financial Statements.

Common Stock Performance Graph

The following Performance Graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2012 to December 31, 2017) with the cumulative total return of the S&P’s 500 stock index (which includes AIG), the S&P Property and Casualty Insurance Index (S&P P&C Index) and the S&P Life and Health Insurance Index (S&P L&H Index).

Value of $100 Invested on December 31, 2012

(All $ as of December 31st)

Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

	As of December 31,
	2012	2013	2014	2015	2016	2017
AIG	$100.00	$145.20	$160.80	$180.37	$194.36	$181.03
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P 500 Property & Casualty Insurance Index	100.00	138.29	160.06	175.32	202.85	248.26
S&P 500 Life & Health Insurance	100.00	163.48	166.66	156.14	194.96	226.98

32                             AIG | 2017 Form 10-K

ITEM 6 |  Selected Financial Data

ITEM 6 | Selected Financial Data

The Selected Consolidated Financial Data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
(in millions, except per share data)	2017	2016	2015	2014	2013
Revenues:
Premiums	$31,374	$34,393	$36,655	$37,254	$37,499
Policy fees	2,935	2,732	2,755	2,615	2,340
Net investment income	14,179	14,065	14,053	16,079	15,810
Net realized capital gains (losses)	(1,380)	(1,944)	776	739	1,939
Aircraft leasing revenue	-	-	-	1,602	4,420
Other income	2,412	3,121	4,088	6,117	6,866
Total revenues	49,520	52,367	58,327	64,406	68,874
Benefits, losses and expenses:
Policyholder benefits and losses incurred	29,972	32,437	31,345	28,281	29,503
Interest credited to policyholder account balances	3,592	3,705	3,731	3,768	3,892
Amortization of deferred policy acquisition costs	4,288	4,521	5,236	5,330	5,157
General operating and other expenses	9,107	10,989	12,686	13,138	13,564
Interest expense	1,168	1,260	1,281	1,718	2,142
Aircraft leasing expenses	-	-	-	1,585	4,549
Net (gain) loss on extinguishment of debt	(5)	74	756	2,282	651
Net (gain) loss on sale of divested businesses	(68)	(545)	11	(2,197)	48
Total benefits, losses and expenses	48,054	52,441	55,046	53,905	59,506
Income (loss) from continuing operations before income taxes	1,466	(74)	3,281	10,501	9,368
Income tax expense	7,526	185	1,059	2,927	360
Income (loss) from continuing operations	(6,060)	(259)	2,222	7,574	9,008
Income (loss) from discontinued operations, net of taxes	4	(90)	-	(50)	84
Net income (loss)	(6,056)	(349)	2,222	7,524	9,092
Net income (loss) from continuing operations attributable
to noncontrolling interests	28	500	26	(5)	7
Net income (loss) attributable to AIG	(6,084)	(849)	2,196	7,529	9,085
Income (loss) per common share attributable to AIG
common shareholders
Basic
Income (loss) from continuing operations	(6.54)	(0.70)	1.69	5.31	6.11
Income (loss) from discontinued operations	-	(0.08)	-	(0.04)	0.05
Net income (loss) attributable to AIG	(6.54)	(0.78)	1.69	5.27	6.16
Diluted
Income (loss) from continuing operations	(6.54)	(0.70)	1.65	5.24	6.08
Income (loss) from discontinued operations	-	(0.08)	-	(0.04)	0.05
Net income (loss) attributable to AIG	(6.54)	(0.78)	1.65	5.20	6.13
Dividends declared per common share	1.28	1.28	0.81	0.50	0.20

AIG | 2017 Form 10-K                          33

ITEM 6 |  Selected Financial Data

Year-end balance sheet data:
Total investments	322,292	328,175	338,354	355,766	356,428
Total assets	498,301	498,264	496,842	515,500	541,221
Long-term debt	31,640	30,912	29,249	31,136	41,585
Total liabilities	432,593	421,406	406,632	408,228	440,110
Total AIG shareholders' equity	65,171	76,300	89,658	106,898	100,470
Total equity	65,708	76,858	90,210	107,272	101,081
Book value per common share	72.49	76.66	75.10	77.69	68.62
Book value per common share, excluding Accumulated other
comprehensive income (loss)(a)	66.41	73.41	72.97	69.98	64.28
Adjusted book value per common share(a)	54.74	58.57	58.94	58.23	52.12
ROE	(8.4)%	(1.0)%	2.2%	7.1%	9.2%
Adjusted ROE(a)	4.1	0.6	3.7	8.8	9.0

	Years Ended December 31,
(in millions, except per share data)	2017	2016	2015	2014	2013
Other data:
Catastrophe-related losses(b)	$4,167	$1,331	$731	$728	$787
Prior year unfavorable development	978	5,788	4,119	703	557
Other-than-temporary impairments	260	559	671	247	232
Adjustment to federal deferred tax valuation allowance	43	83	110	(181)	(3,165)
Impact of Tax Act	6,687	-	-	-	-
Net positive (negative) adjustment from update of
Life and Retirement actuarial assumptions	$68	$(427)	$3	$168	$214

(a)  Book value per common share excluding Accumulated other comprehensive income (loss) (AOCI), Book value per common share excluding AOCI and DTA (Adjusted book value per common share), and return on equity – adjusted after-tax income excluding AOCI and DTA (Adjusted return on equity) are non-GAAP financial measures and the reconciliations to the relevant GAAP financial measures are below. For additional information see Item 7. MD&A — Use of Non‑GAAP Measures.

(b) Natural and man-made catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each. Catastrophes also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

Items Affecting Comparability Between Periods

The following are significant developments that affected multiple periods and financial statement captions.

Asset Dispositions in 2015, 2016 and 2017

In 2015 we sold all of our ordinary shares of AerCap Holdings N.V. (AerCap) received as part of the consideration for the sale of International Lease Finance Corporation (ILFC). In 2016, we sold United Guaranty to Arch Capital Group Ltd. In 2017, we sold Fuji Life to FWD Group and certain international insurance operations to Fairfax Financial Holdings Limited (Fairfax).

For further discussion on 2016 and 2017 asset dispositions see Note 1 to the Consolidated Financial Statements.

34                             AIG | 2017 Form 10-K

ITEM 6 |  Selected Financial Data

Reconciliation of Non-GAAP Measures Included in Selected Financial Data

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI and Book value per common share, excluding AOCI and DTA (Adjusted book value per common share), which are non-GAAP measures. For additional information see Item 7. MD&A — Use of Non‑GAAP Measures.

	At December 31,
(in millions, except per share data)	2017	2016	2015	2014	2013
Total AIG shareholders' equity	$65,171	$76,300	$89,658	$106,898	$100,470
Accumulated other comprehensive income	5,465	3,230	2,537	10,617	6,360
Total AIG shareholders' equity, excluding AOCI	59,706	73,070	87,121	96,281	94,110

Deferred tax assets	10,492	14,770	16,751	16,158	17,797
Adjusted shareholders' equity	49,214	58,300	70,370	80,123	76,313

Total common shares outstanding	899,044,657	995,335,841	1,193,916,617	1,375,926,971	1,464,063,323
Book value per common share	$72.49	$76.66	$75.10	$77.69	$68.62
Book value per common share, excluding AOCI	66.41	73.41	72.97	69.98	64.28
Adjusted book value per common share	54.74	58.57	58.94	58.23	52.12

The following table presents a reconciliation of Return on equity to Adjusted return on equity, which is a non-GAAP measure.  For additional information see Item 7. MD&A — Use of Non‑GAAP Measures.

Years Ended December 31,
(dollars in millions)	2017	2016	2015	2014	2013
Net income (loss) attributable to AIG	$(6,084)	$(849)	$2,196	$7,529	$9,085
Adjusted after-tax income attributable to AIG	2,231	406	2,872	6,941	6,449
Average AIG Shareholders' equity	72,348	86,617	101,558	105,589	98,850
Average AOCI	4,675	5,722	7,598	9,781	8,865
Average AIG Shareholders' equity, excluding average AOCI	67,673	80,895	93,960	95,808	89,985
Average DTA	13,806	15,905	15,803	16,611	18,150
Average adjusted Shareholders' equity	$53,867	$64,990	$78,157	$79,197	$71,835
ROE	(8.4)%	(1.0)%	2.2%	7.1%	9.2%
Adjusted Return on Equity	4.1	0.6	3.7	8.8	9.0

AIG | 2017 Form 10-K                          35

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

•     strategy for risk management;

•     actual and anticipated sales, monetizations and/or acquisitions of businesses or assets, including our ability to successfully consummate the purchase of Validus Holdings, Ltd.;

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

•     our ability to successfully dispose of, monetize and/or acquire businesses or assets, including our ability to successfully consummate the purchase of Validus Holdings, Ltd.;

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

36                             AIG | 2017 Form 10-K

ITEM 7 | Index to Item 7

Throughout the MD&A, we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

We have incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report to assist readers seeking additional information related to a particular subject.

AIG | 2017 Form 10-K                          37

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

Return on equity – Adjusted after-tax income excluding AOCI and DTA (Adjusted return on equity) is used to show the rate of return on shareholders’ equity. We believe this measure is useful to investors because it eliminates items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in Adjusted return on equity. Adjusted return on equity is derived by dividing actual or annualized adjusted after-tax income attributable to AIG by average Adjusted Shareholders’ Equity. The reconciliation to return on equity, the most comparable GAAP measure, is presented in Item 6. Selected Financial Data.

Adjusted after-tax income attributable to AIG is derived by excluding the tax effected adjusted pre-tax income (APTI) adjustments described below and the following tax items from net income attributable to AIG:

•     deferred income tax valuation allowance releases and charges;

•     changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; and

•     net tax charge related to the enactment of the Tax Act.

General operating expenses, adjusted basis is derived by making the following adjustments to general operating and other expenses: include (i) certain loss adjustment expenses, reported as policyholder benefits and losses incurred and (ii) certain investment and other expenses reported as net investment income, and exclude (i) advisory fee expenses, (ii) non-deferrable insurance commissions, (iii) direct marketing and acquisition expenses, net of deferrals and (iv) non-operating litigation reserves. We use General operating expenses, adjusted basis, because we believe it provides a more meaningful indication of our ordinary course of business operating costs, regardless of within which financial statement line item these expenses are reported externally within our segment results. The majority of these expenses are employee-related costs.  For example, Other acquisition expenses and loss adjustment expenses primarily represent employee-related costs in the underwriting and claims functions, respectively.  Excluded from this measure are non-operating expenses (such as restructuring costs and litigation reserves), direct marketing expenses, insurance company assessments and non-deferrable commissions.

38                             AIG | 2017 Form 10-K

ITEM 7 | Use of Non-GAAP Measures

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

Adjusted revenues exclude Net realized capital gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes) and changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes). Adjusted revenues is a GAAP measure for our operating segments.

Adjusted pre-tax income is derived by excluding the following items from income from continuing operations before income tax. This definition is consistent across our operating segments. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and measures that we believe to be common to the industry. APTI is a GAAP measure for our operating segments.

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

•       General Insurance

–   Ratios: We, along with most property and casualty insurance companies, use the loss ratio, the expense ratio and the combined ratio as measures of underwriting performance. These ratios are relative measurements that describe, for every $100 of net premiums earned, the amount of losses and loss adjustment expenses (which for General Insurance excludes net loss reserve discount), and the amount of other underwriting expenses that would be incurred. A combined ratio of less than 100 indicates underwriting income and a combined ratio of over 100 indicates an underwriting loss. Our ratios are calculated using the relevant segment information calculated under GAAP, and thus may not be comparable to similar ratios calculated for regulatory reporting purposes. The underwriting environment varies across countries and products, as does the degree of litigation activity, all of which affect such ratios. In addition, investment returns, local taxes, cost of capital, regulation, product type and competition can have an effect on pricing and consequently on profitability as reflected in underwriting income and associated ratios.

–   Accident year loss and combined ratios, as adjusted: both the accident year loss and combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Natural and man-made catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold. We believe the as adjusted ratios are meaningful measures of our underwriting results on an ongoing basis as they exclude catastrophes and the impact of reserve discounting which are outside of management’s control. We also exclude prior year development to provide transparency related to current accident year results.

•       Life and Retirement

–   Premiums and deposits: includes direct and assumed amounts received and earned on traditional life insurance policies, group benefit policies and life‑contingent payout annuities, as well as deposits received on universal life, investment‑type annuity contracts and mutual funds.

Results from discontinued operations are excluded from all of these measures.

AIG | 2017 Form 10-K                          39

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

•      fair value measurements of certain financial assets and liabilities; and

•      income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset and provisional estimates associated with the Tax Act.

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

•       the underlying assumptions used in these models; and

•       the determination of the appropriate groupings of similar product lines and, in some cases, the disaggregation of dissimilar losses within a product line.

We use numerous assumptions in determining the best estimate of reserves for each line of business. The importance of any specific assumption can vary by both line of business and accident year. Because actual experience can differ from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss reserves. This is particularly true for long-tail classes of business.

All of our methods to calculate net reserves include assumptions about estimated reinsurance recoveries and their collectability. Reinsurance collectability is evaluated independently of the reserving process and appropriate allowances for uncollectible reinsurance are established.

40                             AIG | 2017 Form 10-K

ITEM 7 |  Critical Accounting Estimates

Overview of Loss Reserving Process and Methods

Our loss reserves can generally be categorized into two distinct groups. Short-tail reserves consists principally of U.S. Property and Special Risks, Europe Property and Special Risks, U.S. Personal Insurance, and Europe and Japan Personal Insurance. Long-tail reserves include U.S. Workers’ Compensation, U.S. Excess Casualty, U.S. Other Casualty, U.S. Financial Lines, Europe Casualty and Financial Lines, and U.S. Run-off Long Tail Insurance Lines.

Short-Tail Reserves

For our short-tail coverages, such as property, where the nature of claims is generally high frequency with short reporting periods, with volatility arising from occasional severe events, the process for recording non-catastrophe quarterly loss reserves is geared toward maintaining IBNR based on percentages of net earned premiums for that business, rather than projecting ultimate loss ratios based on reported losses. For example, the IBNR reserve required for the latest accident quarter for a product line such as homeowners might be approximately 20 percent of the quarter’s earned premiums. This level of reserve would generally be recorded regardless of the actual losses reported in the current quarter, thus recognizing severe events as they occur. The percent of premium factor reflects both our expectation of the ultimate loss costs associated with the line of business and the expectation of the percentage of ultimate loss costs that have not yet been reported.  The expected ultimate loss costs generally reflect the average loss costs from a period of preceding accident quarters that have been adjusted for changes in rate and loss cost levels, mix of business, known exposure to unreported losses, or other factors affecting the particular line of business. The expected percentage of ultimate loss costs that have not yet been reported would be derived from historical loss emergence patterns. For more mature quarters, specific loss development methods would be used to determine the IBNR. For other product lines where the nature of claims is high frequency but low severity, methods including loss development, frequency/severity or a multiple of average monthly losses may be used to determine IBNR reserves. IBNR for claims arising from catastrophic events or events of unusual severity would be determined in close collaboration with the claims department’s knowledge of known information, using alternative techniques or expected percentages of ultimate loss cost emergence based on historical loss emergence of similar claim types.

Long-Tail Reserves

Estimation of ultimate net losses and loss adjustment expenses (net losses) for our long-tail casualty lines of business is a complex process and depends on a number of factors, including the product line and volume of business, as well as estimates of  reinsurance recoveries. Experience in the more recent accident years generally provides limited statistical credibility of reported net losses on long-tail casualty lines of business. That is because in the more recent accident years, a relatively low proportion of estimated ultimate net incurred losses are reported or paid. Therefore, IBNR reserves constitute a relatively high proportion of net losses.

For our longer-tail lines, we generally make actuarial and other assumptions with respect to the following:

•           Loss cost trend factors are used to establish expected loss ratios for subsequent accident years based on the projected loss ratios for prior accident years.

•           Expected loss ratios are used for the latest accident year (i.e., accident year 2017 for the year-end 2017 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss cost trend and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity lines of business such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.

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

AIG | 2017 Form 10-K                          41

ITEM 7 |  Critical Accounting Estimates

We record quarterly changes in loss reserves for each product line of business. The overall change in our loss reserves is based on the sum of the changes for all product lines of business. For most long-tail product lines of business, the quarterly loss reserve changes are based on the estimated current loss ratio for each subset of coverage less any amounts paid. Also, any change in estimated ultimate losses from prior accident years deemed to be necessary based on the results of our latest detailed valuation reviews, large loss analyses, or other analytical techniques, either positive or negative, is reflected in the loss reserve and incurred losses for the current quarter. Differences between actual loss emergence in a given period and our expectations based on prior loss reserve estimates are used to monitor reserve adequacy between detailed valuation reviews and may also influence our judgment with respect to adjusting reserve estimates.

Details of the Loss Reserving Process

The process of determining the current loss ratio for each product line of business is based on a variety of factors. These include considerations such as: prior accident year and policy year loss ratios; rate changes; and changes in coverage, reinsurance, or mix of business. Other considerations include actual and anticipated changes in external factors such as trends in loss costs, inflation, employment rates or unemployment duration or in the legal and claims environment. The current loss ratio for each product line of business is intended to represent our best estimate after reflecting all of the relevant factors. At the close of each quarter, the assumptions and data underlying the loss ratios are reviewed to determine whether the loss ratios remain appropriate. This process includes a review of the actual loss experience in the quarter, actual rate changes achieved, actual changes in reinsurance, quantifiable changes in coverage or mix of business, and changes in other factors that may affect the loss ratio. When this review suggests that the previously determined loss ratio is no longer appropriate, the loss ratio is changed to reflect the revised estimates.

We conduct a comprehensive loss detailed valuation review at least annually for each product line of business in accordance with Actuarial Standards of Practice. These standards provide that the unpaid loss estimate may be presented in a variety of ways, such as a point estimate, a range of estimates, a point estimate based on the expected value of several reasonable estimates, or a probability distribution of the unpaid loss amount. Our actuarial best estimate for each product line of business represents an expected value generally considering a range of reasonably possible outcomes.

The reserve analysis for each product line of business is performed by a credentialed actuarial team in collaboration with claims, underwriting, business unit management, risk management and senior management. Our actuaries consider the ongoing applicability of prior data groupings and update numerous assumptions, including the analysis and selection of loss development and loss trend factors. They also determine and select the appropriate actuarial or other methods used to estimate reserve adequacy for each business product line, and may employ multiple methods and assumptions for each product line. These data groupings, accident year weights, method selections and assumptions necessarily change over time as business mix changes, development factors mature and become more credible and loss characteristics evolve. In the course of these detailed valuation reviews an actuarial best estimate of the loss reserve is determined. The sum of these estimates for each product line of business yields an overall actuarial best estimate for that line of business.

For certain product lines, we measure sensitivities and determine explicit ranges around the actuarial best estimate using multiple methodologies and varying assumptions. Where we have ranges, we use them to inform our selection of best estimates of loss reserves by major product line of business. Our range of reasonable estimates is not intended to cover all possibilities or extreme values and is based on known data and facts at the time of estimation.

We consult with third party environmental litigation and engineering specialists, third party toxic tort claims professionals, third party clinical and public health specialists, third party workers’ compensation claims adjusters and third party actuarial advisors to help inform our judgments, as needed.

A critical component of our detailed valuation reviews is an internal peer review of our reserving analyses and conclusions, where actuaries independent of the initial review evaluate the reasonableness of assumptions used, methods selected and weightings given to different methods.  In addition, each detailed valuation review is subjected to a review and challenge process by specialists in our Enterprise Risk Management group.

42                             AIG | 2017 Form 10-K

ITEM 7 |  Critical Accounting Estimates

We consider key factors in performing detailed actuarial reviews, including:

•           an assessment of economic conditions including inflation, employment rates or unemployment duration;

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

Actuarial and Other Methods for Major Lines of Business

Our actuaries determine the appropriate actuarial methods and segmentation. This determination is based on a variety of factors including the nature of the losses associated with the product line of business, such as the frequency or severity of the claims. In addition to determining the actuarial methods, the actuaries determine the appropriate loss reserve groupings of data. This determination is a judgmental, dynamic process and refinements to the groupings are made every year. The changes to groupings may be driven by and may change to reflect observed or emerging patterns within and across product lines, or to differentiate different risk characteristics (for example, size of deductibles and extent of third party claims specialists used by our insureds). As an example of reserve segmentation, we write many unique subsets of professional liability, which cover different products, industry segments, and coverage structures. While for pricing or other purposes, it may be appropriate to evaluate the profitability of each subset individually, we believe it is appropriate to combine the subsets into larger groups for reserving purposes to produce a greater degree of credibility in the loss experience. This determination of data segmentation and related actuarial methods is assessed, reviewed and updated at least annually.

The actuarial methods we use most commonly include paid and incurred loss development methods, expected loss ratio methods, including “Bornhuetter Ferguson” and “Cape Cod”, and frequency/severity models. Loss development methods utilize the actual loss development patterns from prior accident years updated through the current year to project the reported losses to an ultimate basis for all accident years. We also use this information to update our current accident year loss selections. Loss development methods are generally most appropriate for classes of business that exhibit a stable pattern of loss development from one accident year to the next, and for which the components of the product line have similar development characteristics. For example, property exposures would generally not be combined into the same product line as casualty exposures, and primary casualty exposures would generally not be combined into the same product line as excess casualty exposures. We continually refine our loss reserving techniques and adopt further segmentations based on our analysis of differing emerging loss patterns for certain product lines. We generally use expected loss ratio methods in cases where the reported loss data lacked sufficient credibility to utilize loss development methods, such as for new product lines of business or for long-tail product lines at early stages of loss development.  Frequency/severity models may be used where sufficient frequency counts are available to apply such approaches.

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

AIG | 2017 Form 10-K                          43

ITEM 7 |  Critical Accounting Estimates

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

44                             AIG | 2017 Form 10-K

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
U.S. Workers’ Compensation

We generally use a combination of loss development and expected loss ratio methods for U.S. Workers’ Compensation as this line of business is long-tail.

The loss cost trend assumption is not believed to be material with respect to our guaranteed cost loss reserves. This is primarily because our actuaries are generally able to use loss development projections for all but the most recent accident year’s reserves, so there is limited need to rely on loss cost trend assumptions for primary workers’ compensation business.

The tail factor is typically the most critical assumption, and small changes in the selected tail factor can have a material effect on our carried reserves.  For example, the tail factors beyond twenty years for guaranteed cost business could vary by one and one-half percent below to two percent above those actually indicated in the 2017 loss reserve review. For excess of deductible business, in our judgment, it is reasonably likely that tail factors beyond twenty years could vary by four percent below to six percent above those actually indicated in the 2017 loss reserve review.

AIG | 2017 Form 10-K                          45

ITEM 7 |  Critical Accounting Estimates

Line of Business or Category	Key Assumptions
U.S. Excess Casualty

We utilize various loss cost trend assumptions for different segments of the portfolio. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2017 loss reserve review for U.S. Excess Casualty may range five percent lower or higher than this estimated loss trend. The loss cost trend assumption is critical for the U.S. Excess Casualty class of business due to the long-tail nature of the losses, and is applied across many accident years. Thus, there is the potential for the loss reserves with respect to a number of accident years (the expected loss ratio years) to be significantly affected by changes in loss cost trends that were initially relied upon in setting the loss reserves. These changes in loss trends could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.

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

After evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably likely that the actual loss development factors could vary by an amount equivalent to a six month shift from those actually utilized in the year-end 2017 reserve review. This would impact projections both for accident years where the selections were directly based on loss development methods as well as the a priori loss ratio assumptions for accident years with selections based on Bornhuetter-Ferguson or Cape Cod methods. Similar to loss cost trends, these changes in loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.

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

U.S. Financial Lines

The loss cost trends for U.S. D&O business vary by year and subset, but for the most recent accident years, it is assumed to have been generally close to zero. After evaluating the historical loss cost levels from prior accident years since the early 1990s, including the potential effect of losses relating to the credit crisis, in our judgment, it is reasonably likely that the actual variation in loss cost levels for these subsets could vary by approximately 10 percent lower or higher on a year-over-year basis than the assumptions actually utilized in the year-end 2017 reserve review. Because U.S. D&O business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation. In our analysis, the effects of loss cost trend assumptions affect the results through the a priori loss ratio assumptions used for the Bornhuetter-Ferguson and Cape Cod methods, which impact the projections for the more recent accident years.

The selected loss development factors are also an important assumption, but are less critical than for U.S. Excess Casualty. Because these classes are written on a claims made basis, the loss reporting and development tail is much shorter than for U.S. Excess Casualty. However, the high severity nature of the losses does create the potential for significant deviations in loss development patterns from one year to the next. Similar to U.S. Excess Casualty, after evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss development factors could change by an amount equivalent to a shift by six months from those actually utilized in the year-end 2017 reserve review.

Europe Casualty and Financial Lines

Similar to U.S. business, European Casualty and Financial Lines can be significantly impacted by loss cost trends and changes in loss development factors.  The variation in such factors can differ significantly by product and region.

U.S. Property and Special Risks, and Europe Property and Special Risks

For short-tail lines such as Property and Special Risks, variance in outcomes for individual large claims or events can have a significant impact on results.  These outcomes generally relate to unique characteristics of events such as catastrophes or losses with significant business interruption claims.

U.S. Personal Insurance, and Europe, and Japan Personal Insurance

Personal Insurance is short-tailed in nature similar to Property and Special Risks but less volatile.  Variance in estimates can result from unique events such as catastrophes.  In addition, some subsets of this business, such as auto liability, can be impacted by changes in loss development factors and loss cost trends.

46                             AIG | 2017 Form 10-K

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

U.S. Run-off Long Tail Insurance lines is an extremely long-tail class of business, with a much greater than normal uncertainty as to the appropriate loss development factors for the tail of the loss development.  Specifically for excess workers’ compensation, after evaluating the historical loss development factors for prior accident years since the 1980s as well as the development over the past several years of the ground up loss projections utilized to help select the loss development factors in the tail for this class of business, in our judgment, it is reasonably likely that the tail factor beyond 30 years could vary by 10 percent above or below that actually indicated in the 2017 loss reserve review.

Other Reserve Items

Loss adjustment expenses (LAE) are separated into two broad categories, allocated loss adjustment expenses (ALAE), also referred to as legal defense and cost containment or “legal” and unallocated loss adjustment expenses (ULAE), which includes certain claims adjuster fees and other internal claim management costs.

We determine reserves for legal expenses for each class of business by one or more actuarial or structural driver methods. For the majority of segments, legal costs are analyzed in conjunction with losses. For segments where they are separately analyzed the methods used generally include development methods comparable to those described for loss development methods. The development could be based on either the paid loss adjustment expenses or the ratio of paid loss adjustment expenses to paid losses, or both. Other methods include the utilization of expected ultimate ratios of paid loss expense to paid losses, based on actual experience from prior accident years or from similar product lines of business.

The bulk of adjuster expenses are allocated and charged to individual claim files. For these expenses, we generally determine reserves based on calendar year ratios of adjuster expenses paid to losses paid for the particular product line of business. For other internal claim costs, which generally relate to specific claim department expenses that are not allocated to individual claim files such as technology costs and other broad initiatives, we look at historic and expected expenditures for these items and project these into the future.

The incidence of LAE is directly related to the frequency, complexity and level of underlying claims.  As a result, a key driver of variability in LAE is the variability in the overall claims, particularly for long tail lines.

The following sensitivity analysis table summarizes the effect on the loss reserve position of using certain alternative loss cost trend (for accident years where we use expected loss ratio methods) or loss development factor assumptions rather than the assumptions actually used in determining our estimates in the year-end loss reserve analyses in 2017:

December 31, 2017	Increase (Decrease)		Increase (Decrease)
(in millions)	to Loss Reserves		to Loss Reserves
Loss cost trends:		Loss development factors:
U.S. Excess Casualty:		U.S. Excess Casualty:
5 percent increase	$1,100	6-months slower	$900
5 percent decrease	(950)	6-months faster	(750)
U.S. Financial Lines (D&O)		U.S. Financial Lines (D&O)
10 percent increase	700	6-months slower	800
10 percent decrease	(400)	6-months faster	(550)
		U.S. Run-off P&C Lines (Excess
		Workers' Compensation):
		10% tail factor increase	470
		10% tail factor decrease	(470)
		U.S. Workers' Compensation:
		Tail factor increase(a)	1,100
		Tail factor decrease(b)	(800)

(a)  Tail factor increase of 2 percent for guaranteed cost business and 6 percent for deductible business.

(b)  Tail factor decrease of 1.5 percent for guaranteed cost business and 4 percent for deductible business.

AIG | 2017 Form 10-K                          47

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

For additional information on loss recognition see Note 9 to the Consolidated Financial Statements.

Groupings for loss recognition testing are consistent with our manner of acquiring, servicing, and measuring the profitability of the business and are applied by product groupings, including traditional life, payout annuities and long-term care insurance.  Once loss recognition has been recorded for a block of business, the old assumption set is replaced and the assumption set used for the loss recognition would then be subject to the lock-in principle.  Key judgments made in loss recognition testing include the following:

•     To determine investment returns used in loss recognition tests, we typically match liabilities with assets of comparable duration, to the extent practicable, and then project future cash flows on those assets. Assets supporting insurance liabilities are primarily comprised of a diversified portfolio of high to medium quality fixed maturity securities, and may also include, to a lesser extent, alternative investments. Our projections include a reasonable allowance for investment expenses and expected credit losses over the projection horizon. A critical assumption in the projection of expected investment income is the assumed net rate of investment return at which excess cash flows are to be reinvested.  For products in which asset and liability durations are matched relatively well, this is less of a consideration since interest on excess cash flows are not a significant component of future cash flows.  For the reinvestment rate assumption, anticipated future changes to the yield curves could have a large effect.  Given the interest rate environment applicable at the date of our most recent loss recognition tests, we assumed a modest and gradual increase in long-term interest rates over time.

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

•     For surrender rates, a key judgment involves the correlation between expected increases/decreases in interest rates and increases/decreases in surrender rates. To support this judgment, we compare crediting rates on our products to expected rates on competing products under different interest rate scenarios.

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

48                             AIG | 2017 Form 10-K

ITEM 7 |  Critical Accounting Estimates

Significant unrealized appreciation on investments in a low interest rate environment may cause DAC to be adjusted and additional future policy benefit liabilities to be recorded through a charge directly to accumulated other comprehensive income (“shadow loss recognition”). These charges are included, net of tax, with the change in net unrealized appreciation of investments. In applying shadow loss recognition, the Company overlays unrealized gains onto loss recognition tests without revising the underlying test.  Accordingly, there is limited additional judgment in this process.

For additional information on shadow loss recognition see Note 9 to the Consolidated Financial Statements.

Guaranteed Benefit Features of Variable Annuity Products

Variable annuity products offered by our Individual Retirement and Group Retirement product lines offer guaranteed benefit features. These guaranteed features include guaranteed minimum death benefits (GMDB) that are payable in the event of death or other instances, and living benefits that are payable in the event of annuitization, or, in other instances, at specified dates during the accumulation period. Living benefits primarily include guaranteed minimum withdrawal benefits (GMWB).

For additional information on these features see Note 14 to the Consolidated Financial Statements.

The liability for GMDB, which is recorded in Future policyholder benefits, represents the expected value of benefits in excess of the projected account value, with the excess recognized ratably through Policyholder benefits and losses incurred over the accumulation period based on total expected fee assessments. The liabilities for GMWB, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in Other realized capital gains (losses).

Our exposure to the guaranteed amounts is equal to the amount by which the contract holder’s account balance is below the amount provided by the guaranteed feature. A variable annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can generally only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e., the features are generally mutually exclusive (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during his or her lifetime).  A policyholder cannot purchase more than one living benefit on one contract. Declines in the equity markets, increased volatility and a sustained low interest rate environment increase our exposure to potential benefits under the guaranteed features, leading to an increase in the liabilities for those benefits.

For sensitivity analysis which includes the sensitivity of reserves for guaranteed benefit features to changes in the assumptions for interest rates, equity market returns, volatility, and mortality see Estimated Gross Profits for Investment-Oriented Products below.

For additional discussion of market risk management related to these product features see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies Key Risks – Variable Annuity Risk Management and Hedging Program.

AIG | 2017 Form 10-K                          49

ITEM 7 |  Critical Accounting Estimates

The reserving methodology and assumptions used to measure the liabilities of our two largest guaranteed benefit features are presented in the following table:

Guaranteed Benefit Feature	Reserving Methodology & Assumptions and Accounting Judgments
GMDB

We determine the GMDB liability at each balance sheet date by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected fee assessments. For additional information on how we reserve for variable annuity products with guaranteed benefit features see Note 14 to the Consolidated Financial Statements.

Key assumptions include:

•       Interest rates, which vary by year of issuance and products

•       Mortality rates, which are based upon actual experience modified to allow for variations in policy form

•       Lapse rates, which are based upon actual experience modified to allow for variations in policy form

•       Investment returns, using assumptions from a randomly generated model

In applying asset growth assumptions for the valuation of the GMDB liability, we use a reversion to the mean methodology, similar to that applied for DAC.  For a description of this methodology see Estimated Gross Profits for Investment-Oriented Products below.

GMWB

GMWB living benefits are embedded derivatives that are required to be bifurcated from the host contract and carried at fair value. For additional information on how we reserve for variable annuity products with guaranteed benefit features see Note 14 to the Consolidated Financial Statements, and for information on fair value measurement of these embedded derivatives, including how we incorporate our own non-performance risk see Note 5 to the Consolidated Financial Statements.

The fair value of the embedded derivatives is based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. Key assumptions include:

•       Interest rates

•       Equity market returns

•       Market volatility

•       Credit spreads

•       Equity / interest rate correlation

•       Policyholder behavior, including mortality, lapses, withdrawals and benefit utilization. Estimates of future policyholder behavior are subjective and based primarily on our historical experience

•       In applying asset growth assumptions for the valuation of GMWBs, we use market-consistent assumptions calibrated to observable interest rate and equity option prices

•       Allocation of fees between the embedded derivative and host contract

Estimated Gross Profits for Investment–Oriented Products

Policy acquisition costs and policy issuance costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts related to universal life and investment-type products (collectively, investment-oriented products) are generally deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the expected lives of the contracts, except in instances where significant negative gross profits are expected in one or more periods. Estimated gross profits include net investment income and spreads, net realized capital gains and losses, fees, surrender charges, expenses, and mortality gains and losses. In estimating future gross profits, lapse assumptions require judgment and can have a material impact on DAC amortization. For fixed deferred annuity contracts, the future spread between investment income and interest credited to policyholders is a significant judgment, particularly in a low interest rate environment.

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

In estimating future gross profits for variable annuity products as of December 31, 2017, a long-term annual asset growth assumption of 7.0 percent (before expenses that reduce the asset base from which future fees are projected) was applied to estimate the future growth in assets and related asset-based fees.  In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a reversion to the mean methodology, whereby short-term asset growth above or below the long-term annual rate assumption impacts the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance.  When actual performance significantly deviates from the annual

50                             AIG | 2017 Form 10-K

ITEM 7 |  Critical Accounting Estimates

long-term growth assumption, as evidenced by growth assumptions for the five-year reversion to the mean period falling below a certain rate (floor) or above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.  The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry.

For additional discussion see Insurance Reserves – Life and Annuity Reserves and DAC – DAC – Reversion to the Mean.

The following table summarizes the sensitivity of changes in certain assumptions for DAC and SIA, embedded derivatives and other reserves related to guaranteed benefits and URR, measured as the related hypothetical impact on December 31, 2017 balances and the resulting hypothetical impact on pre-tax income, before hedging.

	Increase (decrease) in
		Other		Embedded
		Reserves		Derivatives
		Related to	Unearned	Related to
December 31, 2017	DAC/SIA	Guaranteed	Revenue	Guaranteed	Pre-Tax
(in millions)	Asset	Benefits	Reserve	Benefits	Income
Assumptions:
Net Investment Spread
Effect of an increase by 10 basis points	$137	$(24)	$15	$(129)	$275
Effect of a decrease by 10 basis points	(136)	24	(19)	132	(273)
Equity Return(a)
Effect of an increase by 1%	87	(24)	-	(59)	170
Effect of a decrease by 1%	(82)	32	-	63	(177)
Volatility (b)
Effect of an increase by 1%	(3)	20	-	2	(25)
Effect of a decrease by 1%	3	(19)	-	-	22
Interest Rate(c)
Effect of an increase by 1%	-	-	-	(2,175)	2,175
Effect of a decrease by 1%	-	-	-	2,200	(2,200)
Mortality
Effect of an increase by 1%	(10)	41	(2)	(30)	(19)
Effect of a decrease by 1%	10	(41)	-	30	21
Lapse
Effect of an increase by 10%	(132)	(63)	(16)	(106)	53
Effect of an decrease by 10%	137	66	15	109	(53)

(a)  Represents the net impact of a one percent increase or decrease in long-term equity returns for GMDB reserves and net impact of a one percent increase or decrease in the S&P 500 index on the value of the GMWB embedded derivative.

(b)  Represents the net impact of a one percentage point increase or decrease in equity volatility.

(c)  Represents the net impact of one percent parallel shift in the yield curve on the value of the GMWB embedded derivative. Does not represent interest rate spread compression on investment-oriented products.

The sensitivity ranges of 10 basis points, one percent and 10 percent are included for illustrative purposes only and do not reflect the changes in net investment spreads, equity return, volatility, interest rate, mortality or lapse used by AIG in its fair value analyses or estimates of future gross profits to value DAC and related reserves. Changes in excess of those illustrated may occur in any period.

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

For a further discussion on guaranteed benefit features of our variable annuities and the related hedging program see Enterprise Risk Management Insurance Risks – Life and Retirement Companies Key Risks – Variable Annuity Risk Management and Hedging Program, Insurance Reserves – Life and Annuity Reserves and DAC – DAC – Variable Annuity Guaranteed Benefits and Hedging Results, and Notes 5 and 14 to the Consolidated Financial Statements.

AIG | 2017 Form 10-K                          51

ITEM 7 |  Critical Accounting Estimates

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

At December 31, 2017, the allowance for estimated unrecoverable reinsurance was $187 million, or less than one percent of the consolidated reinsurance recoverable.

For additional information on reinsurance see Note 8 to the Consolidated Financial Statements.

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

For additional information on the methodology and significant inputs, by investment type, that we use to determine the amount of impairment see the discussion in Note 6 to the Consolidated Financial Statements.

Goodwill Impairment

For a discussion of goodwill impairment see Note 12 to the Consolidated Financial Statements. In 2017, 2016 and 2015, for substantially all of the reporting units we elected to bypass the qualitative assessment of whether goodwill impairment may exist and, therefore, performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units tested exceeded their book value. To determine fair value, we primarily use a discounted expected future cash flow analysis that estimates and discounts projected future distributable earnings.  Such analysis is principally based on our business projections that inherently include judgments regarding business trends.

Liability for Legal Contingencies

We estimate and record a liability for potential losses that may arise from regulatory and government investigations and actions and litigation and other forms of dispute resolution to the extent such losses are probable and can be estimated. Determining a reasonable estimate of the amount of such losses requires significant management judgment. In many cases, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases that are in the early stages of litigation or in which claimants seek substantial or indeterminate damages, we often cannot predict the outcome or estimate the eventual loss or range of reasonably possible losses related to such matters. Given the inherent unpredictability of such matters, the outcome of certain matters could, from time to time, have a material adverse effect on the company’s consolidated financial condition, results of operations or cash flows.

For more information on legal, regulatory and litigation matters see Note 16 to the Consolidated Financial Statements.

52                             AIG | 2017 Form 10-K

ITEM 7 |  Critical Accounting Estimates

Fair Value Measurements of Certain Financial Assets and Financial Liabilities

For additional information about the measurement of fair value of financial assets and financial liabilities and our accounting policy regarding the incorporation of credit risk in fair value measurements see Note 5 to the Consolidated Financial Statements.

The following table presents the fair value of fixed maturity and equity securities by source of value determination:

December 31, 2017	Fair	Percent
(in billions)	Value	of Total
Fair value based on external sources(a)	$233	92%
Fair value based on internal sources	21	8
Total fixed maturity and equity securities(b)	$254	100%

(a)  Includes $16.4 billion for which the primary source is broker quotes.

(b)  Includes available for sale and other securities.

Level 3 Assets and Liabilities

Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are measured and classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the marketplace used to measure the fair value.

For additional information see Note 5 to the Consolidated Financial Statements.

The following table presents the amount of assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	December 31,	Percentage	December 31,	Percentage
(in billions)	2017	of Total	2016	of Total
Assets	$35.9	7.2%	$37.7	7.6%
Liabilities	4.4	1.0	3.5	0.8

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

For discussion of the valuation methodologies for assets and liabilities measured at fair value, as well as a discussion of transfers of Level 3 assets and liabilities see Note 5 to the Consolidated Financial Statements.

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

We consider a number of factors to reliably estimate future taxable income so we can determine the extent of our ability to realize net operating losses (NOLs), foreign tax credits (FTCs), realized capital loss and other carryforwards. These factors include forecasts of future income for each of our businesses and actual and planned business and operational changes, both of which include assumptions about future macroeconomic and AIG specific conditions and events. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. We also apply stresses to our assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. Our income forecasts, coupled with our tax planning strategies, all resulted in sufficient taxable income to achieve realization of the U.S. tax attributes prior to their expiration.

AIG | 2017 Form 10-K                          53

ITEM 7 |  Critical Accounting Estimates

We assess the recoverability of deferred tax assets related to unrealized tax capital losses in the U.S. non-life companies’ available for sale portfolio. For the year ended December 31, 2017, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. non-life companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of December 31, 2017, based on all available evidence, we have concluded no valuation allowance is necessary in the U.S. non-life companies’ available for sale securities portfolio.

We also assess the recoverability of deferred tax assets related to unrealized tax capital losses in the U.S. life insurance companies’ available for sale portfolio. For the year ended December 31, 2017, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. life insurance companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of December 31, 2017, based on all available evidence, we have concluded no valuation allowance is necessary in the U.S. life insurance companies’ available for sale securities portfolio.

For a discussion of our framework for assessing the recoverability of our deferred tax asset see Note 23 to the Consolidated Financial Statements.

Uncertain Tax Positions

Our accounting for income taxes, including uncertain tax positions, represents management’s best estimate of various events and transactions, and requires judgment.  FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) now incorporated into Accounting Standards Codification, 740, Income Taxes (ASC 740) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties and additional disclosures. We determine whether it is more likely than not that a tax position will be sustained, based on technical merits, upon examination by the relevant taxing authorities before any part of the benefit can be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

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

U.S. Tax Reform

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the Tax Act).  The Tax Act reduces the statutory rate of U.S. federal corporate income tax to 21 percent and enacts numerous other changes impacting AIG and the insurance industry.  Additionally, the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 addresses situations where accounting for certain income tax effects of the Tax Act under ASC 740 may be incomplete upon issuance of an entity’s financial statements and provides a one-year measurement period from the enactment date to complete the accounting under ASC 740. As of December 31, 2017, we had not fully completed our accounting for the tax effects of the Tax Act.  Our provision for income taxes for the periods ended December 31, 2017, is based in part on a reasonable estimate of the effects on existing deferred tax balances and of certain provisions of the Tax Act.

The Tax Act includes a provision for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries.  We have made a policy election to treat GILTI as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided.

For additional discussion of the Tax Act see Note 23 to the Consolidated Financial Statements.

54                             AIG | 2017 Form 10-K

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

In the fourth quarter of 2017, we completed the reorganization of our operating structure.  For a further discussion on these actions see Item 1. Business.

On January 21, 2018, we entered into an agreement to purchase Validus Holdings, Ltd., a leading provider of reinsurance, primary insurance, and asset management services, for $5.6 billion in cash. This transaction strengthens our global General Insurance business by expanding our current product portfolio through additional distribution channels and advancing the tools available to enhance underwriting. The transaction is expected to close mid-2018 and is subject to obtaining the relevant regulatory approvals and other customary closing conditions.

In February 2018, we closed a series of affiliated reinsurance transactions impacting the Legacy Portfolio. These transactions were designed to consolidate the bulk of the Legacy Insurance Run-Off Lines into a single legal entity, DSA Reinsurance Company, Ltd. (DSA Re), a Bermuda domiciled composite reinsurer, 100 percent owned by AIG. The transactions include the cession of approximately $32 billion of reserves from the Legacy Life and Retirement Run-off Lines and approximately $5 billion of reserves from the Legacy General Insurance Run-off Lines relating to business written by multiple AIG legal entities. This represented over 80 percent of the insurance reserves in the Legacy Portfolio as of December 31, 2017. DSA Re will have approximately $40 billion of invested assets, managed by AIG Investments and will become AIG’s main run-off reinsurer with its own dedicated management team.

Following the close of the DSA Re transactions, Eaglestone Reinsurance Company will continue to reinsure the AIG property casualty pool companies for their asbestos liabilities and benefit from the retroactive reinsurance agreement entered into with NICO in 2011.

AIG | 2017 Form 10-K                          55

ITEM 7 |  Executive Summary

Financial Performance Summary

Net Income (Loss) Attributable To AIG ($ in millions)

2017 and 2016 Comparison

Decreased primarily due to a $6.7 billion tax charge related to the enactment of the Tax Act. Excluding this tax charge, net income increased $1.5 billion due to:

•     lower losses from General Insurance operations, reflecting $1.0 billion of pre-tax unfavorable prior year loss reserve development in 2017 driven by higher than expected loss emergence in General Insurance primarily related to accident year 2016 compared to $5.4 billion in 2016, partially offset by higher catastrophe losses;

•     a net positive adjustment from the update of Life and Retirement actuarial assumptions in 2017 compared to a net negative adjustment in the prior year;

•     lower general operating and other expenses;

•     lower net realized capital losses;

•     increased adjusted pre-tax income from the Legacy Portfolio; and

•     higher net investment income due to increased income from alternative investments and higher appreciation on assets for which the fair value option was elected.

This increase was partially offset by a loss on sale of divested businesses in 2017 compared to a gain on sale of divested businesses in 2016.

2016 and 2015 Comparison

Declined primarily due to a decrease in income from insurance operations, reflecting $5.4 billion of pre-tax prior year adverse reserve development in General Insurance in 2016 compared to $3.3 billion pre-tax in 2015.  In addition, we recorded net realized capital losses in 2016 compared to net realized capital gains in 2015. These decreases were partially offset by improved performance from Life and Retirement.

For further discussion see MD&A – Consolidated Results of Operations.

56                             AIG | 2017 Form 10-K

ITEM 7 |  Executive Summary

Adjusted Pre-Tax Income* ($ in millions)

2017 and 2016 Comparison

Increased primarily due to:

•     lower losses from General Insurance operations, reflecting $1.0 billion of pre-tax unfavorable prior year loss reserve development in 2017 driven by higher than expected loss emergence in General Insurance primarily related to accident year 2016 compared to $5.4 billion in 2016, partially offset by higher catastrophe losses;

•     a net positive adjustment from the update of Life and Retirement actuarial assumptions in 2017 compared to a net negative adjustment in in the prior year;

•     lower general operating and other expenses;

•     increased adjusted pre-tax income from the Legacy Portfolio; and

•     higher net investment income due to increased income from alternative investments and higher appreciation on assets for which the fair value option was elected.

2016 and 2015 Comparison

Decreased primarily due to adverse prior year loss reserve development in General Insurance of $5.4 billion in 2016 compared to $3.3 billion in 2015.

This decrease was partially offset by:

•     favorable adjustments to reserves and DAC in Life and Retirement, including higher net positive adjustments from the update of actuarial assumptions in Individual Retirement and Life Insurance; and

•     lower general operating and other expenses.

For further discussion see MD&A – Consolidated Results of Operations.

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG | 2017 Form 10-K                          57

ITEM 7 |  Executive Summary

General Operating and Other Expenses ($ in millions)
General Operating Expenses, Adjusted Basis* ($ in millions)

Declined $3.6 billion since 2015 due to lower employee-related expenses and professional fee reductions related to our ongoing efficiency program and divestitures of businesses, including United Guaranty, AIG Advisor Group, Fuji Life and NSM Insurance Group LLC (NSM), and a favorable foreign exchange impact of $63 million.

In keeping with our broad and ongoing efforts to transform for long-term competitiveness, general operating and other expenses for 2017, 2016 and 2015 included approximately $413 million, $694 million and $496 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges.

We continue to execute initiatives focused on organizational simplification, operational efficiency, and business rationalization.

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

58                             AIG | 2017 Form 10-K

ITEM 7 |  Executive Summary

Return on Equity	Adjusted Return on Equity*

* Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.
Book Value Per Share	Book Value Per Share, excluding AOCI*

* Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in 2017, characterized by factors such as historically low interest rates, the Department of Labor’s (the DOL) final fiduciary duty rule (the DOL Fiduciary Rule), historically high levels of catastrophic events, slowing growth in China and Euro-Zone economies, and the formal commencement of the UK’s withdrawal from its membership in the European Union (the EU) (commonly referred to as Brexit). Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

Impact of Changes in the Interest Rate Environment

Interest rates have remained at historically low levels throughout 2017. Certain markets in which we operate have experienced negative interest rates. A sustained low interest rate environment negatively affects sales of interest rate sensitive products in our industry and may negatively impact the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

AIG | 2017 Form 10-K                          59

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

Reinvestment and Spread Management

We actively monitor fixed income markets, including the level of interest rates, credit spreads and the shape of the yield curve. We also frequently review our interest rate assumptions and actively manage the crediting rates used for new and in-force business. Business strategies continue to evolve to maintain profitability of the overall business in a historically low interest rate environment. The low interest rate environment makes it more difficult to profitably price many of our products and puts margin pressure on existing products, due to the challenge of investing recurring premiums and deposits and reinvesting investment portfolio cash flows in the low interest rate environment while maintaining satisfactory investment quality and liquidity. In addition, there is investment risk associated with future premium receipts from certain in‑force business. Specifically, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

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

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 73 percent were crediting at the contractual minimum guaranteed interest rate at December 31, 2017. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 69 percent and 70 percent at December 31, 2017 and 2016, respectively. These businesses continue to focus on pricing discipline and strategies to reduce the minimum guaranteed interest crediting rates offered on new sales. In the core universal life business in our Life Insurance business, 71 percent of the account values were crediting at the contractual minimum guaranteed interest rate at December 31, 2017.

60                             AIG | 2017 Form 10-K

ITEM 7 |  Executive Summary

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
December 31, 2017		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
1%	$5,340	$3,823	$12,963	$22,126
> 1% - 2%	6,904	89	2,341	9,334
> 2% - 3%	13,753	25	432	14,210
> 3% - 4%	10,207	44	7	10,258
> 4% - 5%	556	-	4	560
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$36,794	$3,981	$15,752	$56,527
Group Retirement*
1%	$1,411	$2,674	$2,565	$6,650
> 1% - 2%	6,359	513	157	7,029
> 2% - 3%	15,340	-	162	15,502
> 3% - 4%	879	-	-	879
> 4% - 5%	7,103	-	-	7,103
> 5% - 5.5%	157	-	-	157
Total Group Retirement	$31,249	$3,187	$2,884	$37,320
Universal life insurance
1%	$-	$-	$9	$9
> 1% - 2%	60	150	209	419
> 2% - 3%	601	511	926	2,038
> 3% - 4%	1,694	348	6	2,048
> 4% - 5%	3,227	216	-	3,443
> 5% - 5.5%	303	-	-	303
Total universal life insurance	$5,885	$1,225	$1,150	$8,260
Total	$73,928	$8,393	$19,786	$102,107
Percentage of total	73%	8%	19%	100%

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

For discussion of such adjustments recorded in our Life and Retirement and Legacy Life and Retirement Run-Off Lines see Insurance Reserves – Life and Annuity Reserves and DAC – Update of Actuarial Assumptions.

General Insurance

The impact of low interest rates on our General Insurance segment is primarily on our long-tail Casualty line of business. We expect limited impacts on our existing long-tail Casualty business as the duration of our assets is slightly longer than that of our liabilities. We do expect sustained low interest rates will impact new and renewal business for the long-tail Casualty line as we may not be able to adjust our future pricing consistent with our profitability objectives to fully offset the impact of investing at lower rates. However, we will continue to maintain pricing discipline and risk selection.

In addition, for our General Insurance segment and General Insurance run-off lines reported within the Legacy Portfolio, sustained low interest rates may unfavorably affect the net loss reserve discount for workers’ compensation, and to a lesser extent could favorably impact assumptions about future medical costs, the combined net effect of which could result in higher net loss reserves.

AIG | 2017 Form 10-K                          61

ITEM 7 |  Executive Summary

Additionally, sustained low interest rates on discounting of projected benefit cash flows for our pension plans may result in higher pension expense.

Department of Labor Fiduciary Rule and Related Regulatory Developments

Our Individual Retirement and Group Retirement operating segments provide products and services that are subject to restrictions imposed by the ERISA and the Internal Revenue Code, including the requirements of the DOL Fiduciary Rule, related exemption amendments, and subsequent interpretative guidance and bulletins. Overall, the DOL Fiduciary Rule, as currently promulgated, would result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. Following the extension of the applicability dates of the DOL Fiduciary Rule and related exemptions announced by the DOL in April 2017, the new definition of fiduciary and the impartial conduct standards under the DOL Fiduciary Rule became applicable on June 9, 2017, with the remaining provisions of the rule scheduled to become applicable on January 1, 2018. On November 29, 2017, the DOL finalized an 18-month delay of the elements of the rule that have not yet taken effect.

Uncertainty in the annuity market around the implementation of the DOL Fiduciary Rule has negatively impacted industry sales of annuity products, including those offered by Individual Retirement as reflected in declines of premiums and deposits and net flows in our variable annuity product line during the 12-month period ended December 31, 2017.  Despite these effects, we believe our diverse complement of annuity product offerings position Individual Retirement and Group Retirement to effectively compete in this evolving retirement market environment.

In addition to the DOL reexamining the Fiduciary Rule, the Securities and Exchange Commission and state insurance regulators are also engaged in efforts to evaluate standards of conduct for investment advice, and to impose fiduciary duties on financial advisers who give investment advice.  These regulatory initiatives may also create additional uncertainties in the annuity marketplace that could affect our distribution partners and the industry sales of annuity products.  While we cannot yet predict what impact these developments will have on our businesses, we are closely following the ongoing review and assessment of the DOL Fiduciary Rule as well as these other federal and state-level developments.

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

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Years Ended December 31,				Percentage Change
Rate for 1 USD	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Currency:
JPY	112.44	109.19	120.82	3%	(10)%
EUR	0.90	0.90	0.89	-%	1%
GBP	0.78	0.73	0.65	7%	12%

Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

Other Industry Developments

On September 7, 2017, the UK Ministry of Justice announced a proposal to increase the Ogden rate from negative 0.75 percent to between zero and one percent. This proposal has to be passed by Parliament. We will continue to monitor the progress with this potential change.

62                             AIG | 2017 Form 10-K

ITEM 7 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations on a reported basis for the three-year period ended December 31, 2017. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see the Critical Accounting Estimates section of this MD&A.

The following table presents our consolidated results of operations and other key financial metrics:

Years Ended December 31,				Percentage Change
(in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues:
Premiums	$31,374	$34,393	$36,655	(9)%		(6)%
Policy fees	2,935	2,732	2,755	7		(1)
Net investment income	14,179	14,065	14,053	1		-
Net realized capital gains (losses)	(1,380)	(1,944)	776	29		NM
Other income	2,412	3,121	4,088	(23)		(24)
Total revenues	49,520	52,367	58,327	(5)		(10)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	29,972	32,437	31,345	(8)		3
Interest credited to policyholder account balances	3,592	3,705	3,731	(3)		(1)
Amortization of deferred policy acquisition costs	4,288	4,521	5,236	(5)		(14)
General operating and other expenses	9,107	10,989	12,686	(17)		(13)
Interest expense	1,168	1,260	1,281	(7)		(2)
(Gain) loss on extinguishment of debt	(5)	74	756	NM		(90)
Net (gain) loss on sale of divested businesses	(68)	(545)	11	88		NM
Total benefits, losses and expenses	48,054	52,441	55,046	(8)		(5)
Income (loss) from continuing operations before
income tax expense	1,466	(74)	3,281	NM		NM
Income tax expense	7,526	185	1,059	NM		(83)
Income (loss) from continuing operations	(6,060)	(259)	2,222	NM		NM
Income (loss) from discontinued operations,
net of income tax expense	4	(90)	-	NM		NM
Net income (loss)	(6,056)	(349)	2,222	NM		NM
Less: Net income attributable to noncontrolling interests	28	500	26	(94)		NM
Net income (loss) attributable to AIG	$(6,084)	$(849)	$2,196	NM	%	NM	%

Years Ended December 31,	2017	2016	2015
Return on equity	(8.4)%	(1.0)%	2.2%
Adjusted Return on equity	4.1	0.6	3.7

		December 31,	December 31,
(in millions, except per share data)		2017	2016
Balance sheet data:
Total assets		$498,301	$498,264
Long-term debt		31,640	30,912
Total AIG shareholders’ equity		65,171	76,300
Book value per common share		72.49	76.66
Book value per common share, excluding AOCI		66.41	73.41
Adjusted book value per common share		54.74	58.57

AIG | 2017 Form 10-K                          63

ITEM 7 | Consolidated Results of Operations

The following table presents a reconciliation of General operating and other expenses to General operating expense, adjusted basis, which is a Non-GAAP measure:

Years Ended December 31,				Percentage Change
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
General operating and other expenses	$9,107	$10,989	$12,686	(17)%	(13)%
Restructuring and other costs	(413)	(694)	(496)	40	(40)
Other (income) expense related to retroactive reinsurance
agreement	-	18	(233)	NM	NM
Pension expense related to a one-time lump sum payment
to former employees	(60)	(147)	-	59	NM
Non-operating litigation reserves	102	(3)	(12)	NM	75
Total general operating and other expenses included
in adjusted pre-tax income	8,736	10,163	11,945	(14)	(15)
Loss adjustment expenses, reported as policyholder
benefits and losses incurred	1,184	1,345	1,632	(12)	(18)
Advisory fee expenses	(324)	(645)	(1,349)	50	52
Non-deferrable insurance commissions and other	(579)	(508)	(504)	(14)	(1)
Direct marketing and acquisition expenses, net of deferrals, and other	(219)	(460)	(659)	52	30
Investment expenses reported as net investment income and other	73	57	76	28	(25)
Total general operating expenses, adjusted basis	$8,871	$9,952	$11,141	(11)%	(11)%

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to adjusted pre-tax income/adjusted after-tax income attributable to AIG:

Years Ended December 31,	2017			2016			2015
		Total Tax			Total Tax			Total Tax
		(Benefit)	After		(Benefit)	After		(Benefit)	After
(in millions, except per share data)	Pre-tax	Charge	Tax	Pre-tax	Charge	Tax	Pre-tax	Charge	Tax
Pre-tax income/net income (loss), including
noncontrolling interests	$1,466	$7,526	$(6,063)	$(74)	$185	$(288)	$3,281	$1,059	$2,193
Noncontrolling interest			(21)			(561)			3
Pre-tax income/net income (loss) attributable
to AIG	$1,466	$7,526	$(6,084)	$(74)	$185	$(849)	$3,281	$1,059	$2,196
Changes in uncertain tax positions and other tax
adjustments		(488)	488		63	(63)		(112)	112
Deferred income tax valuation allowance
charges		(43)	43		(83)	83		(110)	110
Impact of Tax Act		(6,687)	6,687		-	-		-	-
Changes in fair value of securities used to hedge
guaranteed living benefits	(146)	(51)	(95)	(120)	(42)	(78)	43	15	28
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	(303)	(106)	(197)	(195)	(68)	(127)	15	5	10
Unfavorable (favorable) prior year development and
related amortization changes ceded
under retroactive reinsurance agreements	303	106	197	(42)	(15)	(27)	233	82	151
(Gain) loss on extinguishment of debt	(5)	(2)	(3)	74	26	48	756	265	491
Net realized capital (gains) losses	1,380	506	874	1,944	561	1,383	(776)	(271)	(505)
Noncontrolling interest on
net realized capital (gains) losses			7			(61)			29
(Income) loss from discontinued operations			(4)			90			-
(Income) loss from divested businesses	(68)	(41)	(27)	(545)	(309)	(236)	59	43	16
Non-operating litigation reserves and settlements	(129)	(45)	(84)	(41)	(14)	(27)	(82)	(29)	(53)
Reserve development related to certain
non-operating run-off insurance business	-	-	-	-	-	-	30	10	20
Net loss reserve discount (benefit) charge	187	65	122	(427)	(150)	(277)	(71)	(16)	(55)
Pension expense related to a one-time lump sum
payment to former employees	60	21	39	147	51	96	-	-	-
Restructuring and other costs	413	145	268	694	243	451	496	174	322

64                             AIG | 2017 Form 10-K

ITEM 7 | Consolidated Results of Operations

Adjusted pre-tax income/Adjusted after-tax
income	$3,158	$906	$2,231	$1,415	$448	$406	$3,984	$1,115	$2,872

Weighted average diluted shares outstanding			930.6			1,091.1			1,334.5
Income (loss) per common share attributable
to AIG (diluted)			$(6.54)			$(0.78)			$1.65
After-tax operating income per
common share attributable to AIG (diluted)			$2.34			$0.36			$2.15

*   For 2017 and 2016, because we reported a net loss, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts.  However, because we reported adjusted after-tax income, the calculation of adjusted after-tax income per diluted share includes 22,412,682 dilutive shares and 30,326,772 dilutive shares for 2017 and 2016, respectively.

pre-tax income (loss) Comparison for 2017 and 2016

Pre-tax results increased in 2017 compared to 2016 primarily due to:

•     an increase in General Insurance Adjusted pre-tax income due to unfavorable prior year loss reserve development of $1.0 billion in 2017 driven by higher than expected loss emergence in General Insurance primarily related to accident year 2016 compared to $5.4 billion in 2016, partially offset by higher aggregate pre-tax catastrophe losses of $4.2 billion, which included losses from Hurricanes Harvey, Irma and Maria, the earthquake in Mexico and the wildfires in California, compared to catastrophe losses of $1.3 billion in the prior year;

•     lower general operating and other expenses reflecting strategic actions to reduce expenses and divestitures of businesses, including United Guaranty, AIG Advisor Group, Inc. (AIG Advisor Group), Fuji Life and NSM;

•     a net positive adjustment from the update of Life and Retirement actuarial assumptions compared to a net negative adjustment in the prior year;

•     higher Adjusted pre-tax income from the Legacy Portfolio;

•     an increase in net investment income due to higher income on alternative investments, primarily in our hedge fund portfolio and higher gains on assets for which we elected the fair value option, which more than offset lower invested assets and blended investment yields on new investments that were lower than the average yield of our existing portfolios; and

•     a decrease in net realized capital losses reflecting:

–   foreign exchange gains in 2017 compared to foreign exchange losses in the prior year due to $910 million of remeasurement losses for a short-term intercompany balance in 2016; and

–   lower other-than-temporary impairments.

Partially offset by:

–   movement in the non-performance or “own credit” risk adjustment (NPA), driven by tightening credit spreads and lower expected GMWB payments due to higher equity markets, and higher derivative losses from variable annuity GMWB, net of hedges, including losses from guaranteed living benefit embedded derivatives, net of hedging, primarily due to a higher net negative adjustment from updates of actuarial assumptions; and

–   gains in the prior year on the sale of a portion of our investment in People’s Insurance Company (Group) of China Limited and PICC Property & Casualty Company Limited (collectively, our PICC Investment).

The increase in pre-tax results was partially offset by lower income from divested businesses in 2017 compared to the prior year due to gains on the sales of United Guaranty, AIG Advisor Group and NSM, partially offset by losses on the agreements to sell Fuji Life to FWD Group and certain insurance operations and assets to Fairfax.

AIG | 2017 Form 10-K                          65

ITEM 7 | Consolidated Results of Operations

pre-tax income (LOSS) Comparison for 2016 and 2015

Pre-tax results decreased in 2016 compared to 2015 primarily due to:

•     adverse prior year loss reserve development in General Insurance of $5.4 billion in 2016 compared to $3.3 billion in 2015; and

•     net realized losses compared to net realized gains in the prior year due to:

–   foreign exchange losses in 2016 compared to foreign exchange gains in 2015 primarily due to $910 million of remeasurement losses for a short-term intercompany balance;

–   the sale of Class B shares of Prudential Financial Inc. and common shares of Springleaf Holdings, Inc. (Springleaf, now known as OneMain Holdings, Inc.) in 2015; and

–   a net decrease of $1.4 billion related to Life and Retirement guaranteed living benefits, net of hedges, primarily due to movement in the NPA component of the embedded derivative fair value measurement and 2016 actuarial assumption updates to surrender and mortality assumptions (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results).

These decreases were partially offset by:

•     favorable adjustments to reserves and DAC in Life and Retirement, including higher net positive adjustments in 2016 to reflect the update of actuarial assumptions in Individual Retirement and Life Insurance;

•     lower general operating expenses reflecting strategic actions to reduce expenses;

•     lower loss on extinguishment of debt from ongoing liability management activities; and

•     higher income from divested businesses due to gains on the sales of United Guaranty, AIG Advisor Group and NSM, partially offset by losses on the agreements to sell Fuji Life to FWD Group and certain insurance operations and assets to Fairfax.

U.S. Tax Reform Overview

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the Tax Act).  The Tax Act reduces the statutory rate of U.S. federal corporate income tax to 21 percent and enacts numerous other changes impacting AIG and the insurance industry.

Changes specific to the insurance industry include the calculation of insurance tax reserves and related transition adjustments, amortization of specified policy acquisition expenses, treatment of separate account dividends received deductions, and computation of pro-ration adjustments.  Provisions of the Tax Act with broader application include reductions or elimination of deductions for certain items, e.g., reductions to corporate dividends received deductions, disallowance of entertainment expenses, and limitations on the deduction of certain executive compensation costs.  These provisions, generally, will result in an increase in AIG’s taxable income in the years beginning after December 31, 2017.

Consistent with current income tax accounting requirements, we have remeasured our deferred tax assets and liabilities with reference to the statutory income tax rate of 21 percent and taking into consideration other provisions of the Tax Act.  As of December 31, 2017, we had not fully completed our accounting for the tax effects of the Tax Act.  Our provision for income taxes for the period ended December 31, 2017, is based in part on a reasonable estimate of the effects on existing deferred tax balances and of certain provisions of the Tax Act.  To the extent a reasonable estimate of the impact of certain provisions was determinable, we recorded provisional estimates as a component of our provision for income taxes on continuing operations.  To the extent a reasonable estimate of the impact of certain provisions was not determinable, we have not recorded any adjustments and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before enactment of the Tax Act. Please refer to Note 23 to the Consolidated Financial Statements for further information about these provisions.

66                             AIG | 2017 Form 10-K

ITEM 7 | Consolidated Results of Operations

The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies.  Consistent with accounting guidance, we will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and have made an accounting policy election to treat GILTI taxes in a similar manner.  Accordingly, no provision for income taxes related to GILTI or BEAT was recorded as of December 31, 2017.

For the period ended December 31, 2017, we recognized a provisional estimate of income tax effects of the Tax Act of $6.7 billion, including a tax charge of $6.7 billion attributable to the reduction in the U.S. corporate income tax rate and tax benefit of $38 million related to the deemed repatriation tax.

In our assessment of the realizability of our deferred tax assets, we made certain assumptions related to the impact of the Tax Act on our future taxable income.  Generally, the Tax Act provisions result in an increase in our taxable income and, thus, accelerate utilization of our tax attribute deferred tax asset.  Accordingly, we do not currently anticipate that our reliance on provisional estimates would have a material impact on our determination of the realizability of our deferred tax assets.

Repatriation Assumptions

As a result of the Tax Act, the majority of accumulated foreign earnings that were previously untaxed will become subject to a one-time deemed repatriation tax. Going forward, foreign earnings not taxed as part of the one-time deemed repatriation (or otherwise taxed currently under the GILTI or subpart F regimes) will generally be exempt from U.S. tax upon repatriation. Notwithstanding the changes, U.S. tax on foreign exchange gain or loss and certain non-U.S. withholding taxes will continue to be applicable upon future repatriations of foreign earnings.  For the year ended December 31, 2017, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested.  These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

Impact of Deemed Repatriation Tax on Liquidity

The Tax Act requires companies to pay a one-time transition tax, net of tax credits related to applicable foreign taxes paid, on previously untaxed current and accumulated earnings and profits (E&P) of certain of our foreign subsidiaries.  In the determination of the deemed repatriation tax, we reviewed estimated post-1986 E&P of the relevant foreign subsidiaries, and any related non-U.S. income tax paid on such earnings. Based on this analysis, we were able to determine a reasonable estimate and we have recorded a provisional estimated tax benefit of $38 million.  This amount is not considered to be material to our liquidity and capital resources.

Impact to Effective Tax Rate on Future Consolidated Results of Operations

We currently estimate that effective tax rate on future consolidated results of operations would be 21-22 percent, excluding impact of the items that cannot be forecasted.  The effective tax rate is anticipated to exceed the U.S. statutory income tax rate primarily because we have operations in jurisdictions where statutory income tax rates exceed 21 percent.

INCOME TAX EXPENSE ANALYSIS

For the year ended December 31, 2017, the effective tax rate on income from continuing operations was not meaningful. The effective tax rate differs from the 2017 statutory tax rate of 35 percent primarily due to

•      tax charges of:

–    $6.7 billion associated with the enactment of the Tax Act discussed above,

–    $660 million of tax charges and related interest associated with increases in uncertain tax positions primarily related to cross border financing transactions and other open tax issues,

–    $69 million associated with the effect of foreign operations, and

–    $35 million of non-deductible transfer pricing charges

•      partially offset by tax benefits of:

–    $201 million of tax exempt income,

–    $184 million of reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and

–    $40 million of excess tax deductions related to share based compensation payments recorded through the income statement in accordance with relevant accounting literature.

AIG | 2017 Form 10-K                          67

ITEM 7 | Consolidated Results of Operations

The effect of foreign operations is primarily related to losses incurred in our European operations taxed at a statutory tax rate lower than 35 percent and other foreign taxes.

For the year ended December 31, 2016, the effective tax rate on loss from continuing operations was not meaningful. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 35 percent primarily due to

•      tax charges of:

–    $234 million associated with the effect of foreign operations,

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

The effect of foreign operations is primarily related to foreign exchange losses incurred by our foreign subsidiaries related to the weakening of the British pound following the Brexit vote taxed at a statutory tax rate lower than 35 percent.

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

For additional information see Note 23 to the Consolidated Financial Statements.

68                             AIG | 2017 Form 10-K

ITEM 7 | Business Segment Operations

Business Segment Operations

Our business operations consist of General Insurance, Life and Retirement, Other Operations, and a Legacy Portfolio.

General Insurance consists of two operating segments: North America and International. Life and Retirement consists of four operating segments: Group Retirement, Individual Retirement, Life Insurance and Institutional Markets. Other Operations consists of businesses and items not allocated to our other businesses, which are primarily AIG Parent, Blackboard, Fuji Life, which was sold on April 30, 2017, and United Guaranty, which was sold on December 31, 2016. Our Legacy Portfolio consists of our Legacy General Insurance Run-Off Lines, Legacy Life and Retirement Run-Off Lines and Legacy Investments. Effective in 2018, our newly formed Bermuda domiciled composite reinsurer, DSA Re. will be part of our Legacy Portfolio.

We modified the presentation of our segment results in 2017 to reflect our new operating structure and prior periods’ presentation has been revised to conform to our new structure.

For further information on our segment changes see Note 3 to the Consolidated Financial Statements.

The following table summarizes Adjusted pre-tax income (loss) from our business segment operations. See also Note 3 to the Consolidated Financial Statements.

Years Ended December 31,
(in millions)	2017	2016	2015
Core business:
General Insurance
North America	$(232)	$(2,399)	$558
International	(581)	348	70
General Insurance	(813)	(2,051)	628
Life and Retirement
Individual Retirement	2,289	2,269	1,812
Group Retirement	1,004	931	1,100
Life Insurance	274	(37)	(51)
Institutional Markets	264	265	263
Life and Retirement	3,831	3,428	3,124
Other Operations	(1,405)	(1,011)	(825)
Consolidations, eliminations and other adjustments	75	42	(76)
Total Core	1,688	408	2,851
Legacy Portfolio	1,470	1,007	1,133
Adjusted pre-tax income	$3,158	$1,415	$3,984

AIG | 2017 Form 10-K                          69

ITEM 7 | Business Segment Operations  | General Insurance

General Insurance

General Insurance is managed by our geographic markets of North America and International.  Our global presence is reflected in our multinational capabilities to provide our Commercial Lines and Personal Insurance products within these geographic markets.

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

Personal Lines: Products include personal auto and property in selected international markets and insurance for high net worth individuals offered through AIG Private Client Group (PCG) in the U.S. that covers auto, homeowners, umbrella, yacht, fine art and collections. In addition, we offer extended warranty insurance and services covering electronics, appliances, and HVAC.

Accident & Health: Products include voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations, as well as a broad range of travel insurance products and services for leisure and business travelers.

General Insurance products in North America and International markets are distributed through various channels, including captive and independent agents, brokers, affinity partners, airlines and travel agents, and retailers. Our distribution network is aided by our competitive position to write multiple-national and cross-border risks in both Commercial Lines and Personal Insurance.

BUSINESS STRATEGY

Profitable Growth: Deploy capital efficiently to act opportunistically and optimize diversity within the portfolio to grow in profitable lines, geographies and customer segments.  Look to inorganic growth opportunities in profitable markets and segments to expand our capabilities and footprint.

Reinsurance Optimization: Strategically partner with reinsurers to reduce exposure to losses arising from frequency of large catastrophic events and the severity from individual risk losses. We will optimize our reinsurance program to manage volatility and protect the balance sheet from tail events and unpredictable net losses in support of our profitable growth objectives.

Underwriting Excellence: Empower and increase accountability of the underwriter and continue to integrate underwriting, claims and actuarial to enable better decision making.  Focus on enhancing risk selection, driving consistent underwriting best practices and building robust monitoring standards to improve underwriting results.

70                             AIG | 2017 Form 10-K

ITEM 7 | Business Segment Operations  | General Insurance

COMPETITION and challenges

Operating in a highly competitive industry,  General Insurance competes against several hundred companies, specialty  insurance organizations, mutual companies and other underwriting organizations in the U.S. In international markets, we compete for business with the foreign  insurance operations of large global insurance groups and local companies in specific market areas and product types. Insurance companies compete through a combination of risk acceptance criteria, product pricing, service and terms and conditions. General Insurance seeks to distinguish itself in the insurance industry primarily based on its well-established brand, global franchise, multinational capabilities, financial and capital strength, innovative products, claims expertise to handle complex claims, expertise in providing specialized coverages and customer service.

We serve our business and individual customers on a global basis — from the largest multinational corporations to local businesses and individuals. Our clients benefit from our substantial underwriting expertise.

Our challenges include:

•     long-tail Commercial Lines exposures that create added challenges to pricing and risk management;

•     over capacity in certain lines of business that creates downward market pressure on pricing;

•     tort environment volatility in certain jurisdictions and lines of business; and

•     volatility in claims arising from natural and man-made catastrophes.

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

General Insurance – North America

Commercial Lines continues to face challenging market conditions, with excess capacity negatively impacting the rate environment and suppressing margins.  However, we continue to achieve positive rate increases across a number of lines and sub-segments as a result of our disciplined underwriting strategy and focus on risk selection.  We continue to observe higher loss cost trends in Casualty, in particular Excess Casualty. We anticipate a positive impact on market pricing for Property following recent catastrophe activity, and observed progressive rate improvements throughout the fourth quarter of 2017. The more profitable segments of Commercial Lines remain highly competitive; however, we continue to achieve growth in several of our high margin businesses.

Personal Insurance growth prospects are supported by the need for full life cycle products and coverage, increases in personal wealth accumulation, and awareness of insurance protection and risk management. We compete in the high net worth market, accident and health insurance, travel insurance, and warranty services and will continue to expand our innovative products and services to distribution partners and clients.

General Insurance – International

We believe our global presence provides Commercial Lines and Personal Insurance a distinct competitive advantage, as the demand for multinational cross-border coverage and services increase due to the internationalization of customers.

The Commercial Lines market continues to be highly competitive, with increased pressure on rates, particularly in Europe and the Asia Pacific region, due to increased market capacity.  Despite this, we are continuing to grow our most profitable segments across all regions and are maintaining market leadership in key developed markets. We are actively remediating our underperforming segments, maintaining our underwriting discipline and continuing our risk selection strategy to maintain profitability.

Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality, portfolio diversity, and low volatility of the short-tailed risk in the business.  We expect our newly formed entity in Japan – AIG Sonpo – to provide the necessary scale and platform to compete more efficiently in the Japanese market.  Outside of Japan, Personal Insurance continues to invest selectively in international markets, which we believe have higher potential for sustainable profitability.

AIG | 2017 Form 10-K                          71

ITEM 7 | Business Segment Operations  | General Insurance

General insurance RESULTS

Year Ended December 31,				Change
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Underwriting results:
Net premiums written	$25,438	$28,393	$32,199	(10)%	(12)%
Decrease in unearned premiums	588	1,193	(1,277)	(51)	NM
Net premiums earned	26,026	29,586	30,922	(12)	(4)
Losses and loss adjustment expenses incurred(a)	21,642	25,103	22,873	(14)	10
Acquisition expenses:
Amortization of deferred policy acquisition costs	3,765	4,121	4,319	(9)	(5)
Other acquisition expenses	1,388	1,732	2,081	(20)	(17)
Total acquisition expenses	5,153	5,853	6,400	(12)	(9)
General operating expenses	3,712	4,235	4,767	(12)	(11)
Underwriting loss	(4,481)	(5,605)	(3,118)	20	(80)
Net investment income	3,668	3,554	3,746	3	(5)
Adjusted pre-tax income (loss)	$(813)	$(2,051)	$628	60%	NM	%
Loss ratio(a)	83.2	84.8	74.0	(1.6)	10.8
Acquisition ratio	19.8	19.8	20.7	-	(0.9)
General operating expense ratio	14.3	14.3	15.4	-	(1.1)
Expense ratio	34.1	34.1	36.1	-	(2.0)
Combined ratio(a)	117.3	118.9	110.1	(1.6)	8.8
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(16.1)	(4.4)	(2.4)	(11.7)	(2.0)
Prior year development, net of (additional) return premium on loss sensitive business	(4.0)	(18.5)	(10.7)	14.5	(7.8)
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	(0.1)	-	-	(0.1)	NM
Accident year loss ratio, as adjusted	63.0	61.9	60.9	1.1	1.0
Accident year combined ratio, as adjusted	97.1	96.0	97.0	1.1	(1.0)

(a)  Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

Years Ended December 31,				Percentage Change in U.S. dollars		Percentage Change in Original Currency
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015	2017 vs. 2016	2016 vs. 2015
North America	$10,973	$13,026	$15,866	(16)%	(18)%	(16)%	(18)%
International	14,465	15,367	16,333	(6)	(6)	(4)	(4)
Total net premiums
written	$25,438	$28,393	$32,199	(10)%	(12)%	(10)%	(11)%

72                             AIG | 2017 Form 10-K

ITEM 7 | Business Segment Operations  | General Insurance

The following tables present General Insurance accident year catastrophes and severe losses by geography(a) and number of events:

Catastrophes(b)

	# of		North
(in millions)	Events		America	International	Total
Year Ended December 31, 2017
Flooding	-	(c)	$962	$158	$1,120
Windstorms and hailstorms	20		1,771	616	2,387
Wildfire	2		562	10	572
Tropical cyclone	1		-	66	66
Earthquakes	1		-	41	41
Reinstatement premiums	-		(23)	-	(23)
Total catastrophe-related charges	24		$3,272	$891	$4,163
Year Ended December 31, 2016
Flooding	3		$134	$27	$161
Windstorms and hailstorms	19		631	127	758
Wildfire	2		129	7	136
Earthquakes	3		25	205	230
Other	1		-	40	40
Reinstatement premiums	-		(2)	3	1
Total catastrophe-related charges	28		$917	$409	$1,326
Year Ended December 31, 2015
Flooding	4		$70	$79	$149
Windstorms and hailstorms	14		406	121	527
Wildfire	1		10	-	10
Tropical cyclone	1		18	15	33
Earthquakes	1		-	7	7
Total catastrophe-related charges	21		$504	$222	$726

(a) Geography: North America primarily includes insurance businesses in the United States, Canada and Bermuda. International includes insurance businesses in Japan, the United Kingdom, Europe, the Asia Pacific region, Latin America, Puerto Rico, Australia, the Middle East and Africa. Geography results are presented before consideration of internal reinsurance agreements.

(b) Natural and man-made catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

(c) Flooding events reported in 2017 are a subset of windstorm events.

Severe Losses(d)

Years Ended December 31,	# of	North
(in millions)	Events	America	International	Total
2017(e)	27	$203	$273	$476
2016	24	$110	$323	$433
2015	30	$247	$464	$711

(d)  Severe losses are defined as non-catastrophe individual first party losses, surety losses and trade credit losses greater than $10 million, net of related reinsurance and salvage and subrogation.

(e) The amount presented for 2017 is net of $121 million of recoveries, $65 million in North America and $56 million in International, under an aggregate reinsurance contract.  Eligible incurred losses under this agreement exceeded the applicable aggregate attachment point in the fourth quarter of 2017. There were no aggregate recoveries included in the amounts presented or 2016 and 2015.

AIG | 2017 Form 10-K                          73

ITEM 7 | Business Segment Operations  | General Insurance

North America Results

Years Ended December 31,				Change
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Underwriting results:
Net premiums written	$10,973	$13,026	$15,866	(16)%	(18)%
Decrease in unearned premiums	482	938	(580)	(49)	NM
Net premiums earned	11,455	13,964	15,286	(18)	(9)
Losses and loss adjustment expenses incurred(a)	11,646	15,692	13,647	(26)	15
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,305	1,444	1,699	(10)	(15)
Other acquisition expenses	485	718	880	(32)	(18)
Total acquisition expenses	1,790	2,162	2,579	(17)	(16)
General operating expenses	1,396	1,550	1,698	(10)	(9)
Underwriting loss	(3,377)	(5,440)	(2,638)	38	(106)
Net investment income	3,145	3,041	3,196	3	(5)
Adjusted pre-tax income (loss)	$(232)	$(2,399)	$558	90%	NM	%
Loss ratio(a)	101.7	112.4	89.3	(10.7)	23.1
Acquisition ratio	15.6	15.5	16.9	0.1	(1.4)
General operating expense ratio	12.2	11.1	11.1	1.1	-
Expense ratio	27.8	26.6	28.0	1.2	(1.4)
Combined ratio(a)	129.5	139.0	117.3	(9.5)	21.7
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(28.7)	(6.6)	(2.9)	(22.1)	(3.7)
Prior year development, net of (additional) return premium on loss sensitive business	(3.6)	(37.9)	(20.6)	34.3	(17.3)
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	(0.3)	-	-	(0.3)	NM
Accident year loss ratio, as adjusted	69.1	67.9	65.8	1.2	2.1
Accident year combined ratio, as adjusted	96.9	94.5	93.8	2.4	0.7

(a) Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

Business and Financial Highlights

The adjusted  pre-tax loss decreased in 2017 primarily due to significantly lower unfavorable prior year loss reserve development. This decrease in adjusted pre-tax loss was partially offset by higher severe losses and higher catastrophe losses due to hurricanes Harvey, Irma and Maria, and the California wildfires during the second half of 2017. Net premiums written decreased primarily due to continued underwriting actions to strengthen our portfolio and increased rate pressure.

The increase in net investment income was driven by higher income on alternative investments and gains on securities where we elected the fair value option partially offset by lower interest and dividends due to lower invested assets resulting from the first quarter 2017 funding of the adverse development reinsurance agreement with NICO.

For further discussion on the NICO transaction see MD&A – Insurance Reserves.

74                             AIG | 2017 Form 10-K

ITEM 7 | Business Segment Operations  | General Insurance

North America Adjusted Pre-Tax Loss (in millions)

2017 and 2016 Comparison

Adjusted pre-tax loss decreased primarily due to:

•     lower unfavorable prior year loss reserve development (decrease by $4.9 billion);

•     lower acquisition expenses driven by lower production, the impact of the reinsurance agreement with Swiss Re Group, and lower insurance taxes, licenses and fees;

•     lower general operating expenses driven by lower employee-related expenses and other expense reduction initiatives; and

•     higher net investment income reflecting higher income on alternative investments and gains on securities where we elected the fair value option partially offset by lower interest and dividends due to lower invested assets resulting from the first quarter 2017 funding of the adverse development reinsurance agreement with NICO.

This decrease was partially offset by:

•     higher severe losses; and

•     higher catastrophe losses primarily driven by hurricanes Harvey, Irma and Maria and the California wildfires.

North America Adjusted Pre-Tax Income (Loss) (in millions)

2016 and 2015 Comparison

Adjusted pre-tax loss in 2016 compared to adjusted pre-tax income in 2015 was primarily due to:

•     higher unfavorable prior year loss reserve development (increase by $2.2 billion);

•     higher current accident year loss ratio, as adjusted, in Casualty and programs business, partially offset by lower severe losses;

•     higher catastrophe losses; and

•     lower net investment income reflecting lower income on alternative investments and lower interest and dividends on invested assets.

These were partially offset by:

•     lower acquisition expenses primarily due to reduced production and the ceding commissions related to the reinsurance arrangement with Swiss Re Group; and

•     lower general operating expenses primarily due to lower employee-related expenses and other expense reduction initiatives.

AIG | 2017 Form 10-K                          75

ITEM 7 | Business Segment Operations  | General Insurance

North America Net Premiums Written (in millions)

2017 and 2016 Comparison

Net premiums written decreased primarily due to:

•     lower production primarily in Casualty, commercial property within Property, D&O products within Financial Lines and programs business due to continued underwriting actions to strengthen our portfolio and to maintain pricing discipline; and

•     higher ceded premiums related to the additional layer of coverage added to the North American catastrophe reinsurance cover for 2017.

This decrease was partially offset by:

•     the growth of PCG business within Personal Lines and travel insurance within Accident and Health;

•     recognition of ceded return premiums on our excess of loss reinsurance covers; and

•     lower ceded premiums related to the reinsurance arrangement with the Swiss Re Group partially offset by lower assumed premium from the quota share reinsurance agreement with United Guaranty.

North America Net Premiums Written (in millions)

2016 and 2015 Comparison

Net premiums written decreased primarily due to:

•     decreased production in Casualty reflecting continued underwriting actions to strengthen our portfolio by either exiting or revising rates and terms and conditions in certain underperforming products;

•     increased rate pressure, significant competition and challenging market conditions in Property and Special Risks combined with continued adherence to our underwriting discipline;

•     the effect of the reinsurance arrangement with the Swiss Re Group partially offset by the effect of the reinsurance agreement with United Guaranty; and

•     the renewal of a large multi-year E&O policy in 2015.

This decrease was partially offset by growth in PCG business.

76                             AIG | 2017 Form 10-K

ITEM 7 | Business Segment Operations  | General Insurance

North America Combined Ratios

2017 and 2016 Comparison

The decrease in the combined ratio reflected a decrease in the loss ratio slightly offset by an increase in the expense ratio.

The decrease in the loss ratio was primarily due to lower prior year unfavorable development. Prior year reserve development is net of the losses ceded under the NICO reinsurance agreement as well as the amortization of the related deferred gain.

This decrease in the loss ratio was partially offset by:

•     higher catastrophe losses primarily driven by hurricanes Harvey, Irma and Maria, and the California wildfires; and

•     slightly elevated current accident year loss ratio, as adjusted, driven primarily by higher severe losses and an increase in loss estimates in Casualty and Financial Lines reflecting the result of 2017 detailed valuation reviews, partially offset by lower current accident year losses in Personal Insurance.

The increase in the expense ratio was primarily due to a higher general operating expense ratio primarily driven by a decrease in net premiums earned reflecting portfolio optimization, which more than offset expense reductions.

North America Combined Ratios

2016 and 2015 Comparison

The increase in the combined ratio reflected an increase in the loss ratio slightly offset by a decrease in the expense ratio.

The increase in the loss ratio was primarily due to:

•      higher prior year unfavorable loss reserve development impacted by unfavorable loss emergence in worker’s compensation and other casualty;

•      higher catastrophe losses; and

•      higher current accident year loss ratio, as adjusted, in Casualty and programs business within Property driven by an increase in loss estimates as a result of 2016 year-end detailed reserves valuation reviews, offset slightly by lower severe losses.

The decrease in the expense ratio reflected lower acquisition expense ratio driven primarily by higher commission income from the reinsurance agreement with Swiss Re Group.

AIG | 2017 Form 10-K                          77

ITEM 7 | Business Segment Operations  | General Insurance

International Results

Years Ended December 31,				Change
(in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Underwriting results:
Net premiums written	$14,465	$15,367	$16,333	(6)%		(6)%
Decrease in unearned premiums	106	255	(697)	(58)		NM
Net premiums earned	14,571	15,622	15,636	(7)		-
Losses and loss adjustment expenses incurred(a)	9,996	9,411	9,226	6		2
Acquisition expenses:
Amortization of deferred policy acquisition costs	2,460	2,677	2,620	(8)		2
Other acquisition expenses	903	1,014	1,201	(11)		(16)
Total acquisition expenses	3,363	3,691	3,821	(9)		(3)
General operating expenses	2,316	2,685	3,069	(14)		(13)
Underwriting loss	(1,104)	(165)	(480)	NM		66
Net investment income	523	513	550	2		(7)
Adjusted pre-tax income (loss)	$(581)	$348	$70	NM	%	397%
Loss ratio(a)	68.6	60.2	59.0	8.4	1.2
Acquisition ratio	23.1	23.6	24.4	(0.5)	(0.8)
General operating expense ratio	15.9	17.2	19.6	(1.3)	(2.4)
Expense ratio	39.0	40.8	44.0	(1.8)	(3.2)
Combined ratio(a)	107.6	101.0	103.0	6.6	(2.0)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(6.1)	(2.6)	(1.9)	(3.5)	(0.7)
Prior year development, net of (additional) return premium on loss sensitive business	(4.3)	(1.0)	(1.0)	(3.3)	-
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	-	-	-	NM	NM
Accident year loss ratio, as adjusted	58.2	56.6	56.1	1.6	0.5
Accident year combined ratio, as adjusted	97.2	97.4	100.1	(0.2)	(2.7)

(a)            Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

Business and Financial Highlights

The adjusted pre-tax loss in 2017 resulted primarily from higher unfavorable prior year loss reserve development and higher catastrophe losses mainly driven by hurricanes Maria, Harvey and Irma. These were partially offset by lower general operating expenses driven by lower employee-related expenses and other expense reduction initiatives. Net premiums written decreased primarily due to the sale of our interest in Ascot Underwriting Holdings Limited and Ascot Employees Corporate Member Limited (Ascot) and certain of our insurance operations to Fairfax, and lower production in Japan.

78                             AIG | 2017 Form 10-K

ITEM 7 | Business Segment Operations  | General Insurance

International Adjusted Pre-Tax Income (Loss) (in millions)

2017 and 2016 Comparison

Adjusted pre-tax loss in 2017 compared to adjusted pre-tax income in 2016 was primarily due to:

•     higher catastrophe losses primarily driven by hurricanes Maria, Harvey and Irma;

•     higher prior year unfavorable loss reserve development impacted by unfavorable loss emergence in Europe Casualty and Property; and

•     higher current accident year loss ratio, as adjusted, in Europe Casualty, partially offset by improvements in our Europe and Japan Personal Insurance businesses.

These were partially offset by lower general operating expenses driven by lower employee-related expenses and other expense reduction initiatives.

International Adjusted Pre-Tax Income (in millions)

2016 and 2015 Comparison

Adjusted pre-tax income increased due to lower general operating expenses primarily due to lower employee-related expenses and other expense reduction initiatives, as well as lower acquisition costs reflecting strategic actions to refocus direct marketing activities.

This increase was partially offset by higher catastrophe losses and higher current accident year loss ratio, as adjusted, in Europe Casualty and Property.

AIG | 2017 Form 10-K                          79

ITEM 7 | Business Segment Operations  | General Insurance

International Net Premiums Written (in millions)

2017 and 2016 Comparison

Net premiums written decreased, excluding the impact of foreign exchange,  primarily due to:

•     the sale of our interest in the Ascot business and certain of our insurance operations to  Fairfax; and

•     lower production in our Japan business reflecting our focus on profitability combined with a competitive market environment.

International Net Premiums Written (in millions)

2016 and 2015 Comparison

Net premiums written decreased, excluding the impact of foreign exchange,  primarily due to:

•     lower production mainly in Casualty due to continued underwriting actions to strengthen our portfolio and to maintain pricing discipline; and

•     lower production in personal property primarily due to the impact of a duration restriction on long-term fire insurance put in place in the fourth quarter of 2015 in Japan.

80                             AIG | 2017 Form 10-K

ITEM 7 | Business Segment Operations  | General Insurance

International Combined Ratios

2017 and 2016 Comparison

The increase in the combined ratio reflected a higher loss ratio partially offset by a decrease in the expense ratio.

The higher loss ratio reflected:

•     higher catastrophe losses primarily driven by hurricanes Maria, Harvey and Irma;

•      higher prior year unfavorable loss reserve development impacted by unfavorable loss emergence in Europe Casualty and Property; and

•      higher current accident year loss ratio, as adjusted, in Europe Casualty driven by an increase in loss estimates as a result of 2017 year-end detailed reserve valuation reviews slightly offset by lower severe losses and improved current accident year performance in Europe and Japan Personal Insurance.

The decrease in the expense ratio was primarily due to:

•      a lower general operating expense ratio driven by lower employee-related expenses and other expense reduction initiatives, and

•      a lower acquisition ratio driven by the sale of our interest in the Ascot business.

International Combined Ratios

2016 and 2015 Comparison

The decrease in the combined ratio reflected a lower expense ratio partially offset by an increase in the loss ratio.

The lower expense ratio reflected a decrease in the general operating expense ratio due to lower employee-related expenses and other expense reduction initiatives.

The increase in the loss ratio was primarily due to:

•      a higher current accident year loss ratio, as adjusted, in Europe Casualty and Property driven by an increase in loss estimates as a result of 2016 year-end detailed reserve valuation reviews partially offset by severe losses; and

•      higher catastrophe losses.

AIG | 2017 Form 10-K                          81

ITEM 7 |  Business Segment Operations | Life and Retirement

Life and Retirement

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

Life Insurance: In the U.S., products primarily include term life and universal life insurance. International operations include the distribution of life and health products in the UK and Ireland.  Life products in the U.S. are primarily distributed through independent marketing organizations, independent insurance agents, financial advisors and direct marketing.

Institutional Markets: Products primarily include stable value wrap products, structured settlement and pension risk transfer annuities, corporate- and bank-owned life insurance and guaranteed investment contracts (GICs). Institutional Markets products are primarily distributed through specialized marketing and consulting firms and structured settlement brokers.

82                             AIG | 2017 Form 10-K

ITEM 7 |  Business Segment Operations | Life and Retirement

BUSINESS STRATEGY

Deliver client-centric solutions through our unique franchise by bringing together a broad portfolio of life insurance, retirement and institutional products offered through an extensive, multichannel distribution network. Life and Retirement focuses on ease of doing business, offering valuable solutions, and expanding and deepening its distribution relationships across multiple channels.

Position market leading businesses to serve growing needs by continually enhancing product solutions, service delivery and digital capabilities while using data and analytics in an innovative manner to improve customer experience.

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

Institutional Markets continues to grow its assets under management across multiple product lines, including stable value wrap, GICs and pensions risk transfer business. Our growth strategy is opportunistic and allows us to pursue select transactions that meet our risk-adjusted return requirements.

Enhance Operational Effectiveness by simplifying processes and operating environments to  increase competitiveness,  improve  service  and  product  capabilities and facilitate  delivery of  our target  customer  experience. We  continue to  invest in technology to improve operating efficiency and ease of doing business for our distribution partners and customers. In the U.S. Life business, we are focused on leveraging our most efficient systems and increasing automation of our underwriting process. We  believe that simplifying our operating models will enhance productivity and support further profitable growth.

Manage our Balance Sheet through a rigorous approach to our products and portfolio. We match our product design and high quality investments with our asset and liability exposures to maximize our ability to meet cash and liquidity needs under various operating scenarios.

Deliver Value Creation and Manage Capital by striving to deliver solid  earnings through disciplined pricing, sustainable underwriting  improvements, expense reductions, and diversification of risk, while optimizing capital allocation and efficiency within insurance entities to  enhance  return on equity.

AIG | 2017 Form 10-K                          83

ITEM 7 |  Business Segment Operations | Life and Retirement

COMPETITION and challenges

Life and Retirement operates in the highly competitive insurance and financial services industry in the U.S. and select international markets, competing against various financial services companies, including mutual funds, banks and  other  life insurance companies. Competition  is  primarily  based  on  product  pricing  and  design,  distribution, financial strength, customer service and ease of doing business.

Our business remains competitive due to its  long-standing  market leading  positions,  innovative  products,  distribution  relationships across multiple channels, customer-focused service and strong financial ratings.

Our primary challenges include:

•     a sustained low interest rate environment, which makes it difficult to profitably price new products and puts margin pressure on existing business due to lower reinvestment yields;

•     increased competition in our primary markets, including aggressive pricing of annuities by private equity-backed annuity writers, increased competition and consolidation of employer groups in the group retirement planning market, and peers with lower profitability targets in the pension funding space;

•     increasingly complex new and proposed regulatory requirements, which have created uncertainty that is affecting industry growth; and

•     investments to upgrade our technology and underwriting processes challenge our management of general operating expenses.

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our specific operating segments:

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

Individual Retirement provides products and services that are subject to the requirements of the DOL Fiduciary Rule.

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

Group Retirement provides products and services that are subject to the requirements of the DOL Fiduciary Rule.

Life Insurance

Consumers have a significant need for life insurance, whether it is used for income replacement for their surviving family, estate planning or wealth transfer. Additionally, consumers use life insurance to provide living benefits in case of chronic, critical or terminal illnesses, as well as to supplement retirement income.

84                             AIG | 2017 Form 10-K

ITEM 7 |  Business Segment Operations | Life and Retirement

In response to consumer needs and a sustained low interest rate environment, our Life Insurance product portfolio has been evolving. We will continue to place a strong focus on indexed universal life products and de-emphasize products with long-duration interest rate guarantees.

As life insurance ownership remains at historical lows in the United States, efforts to expand the reach and increase the affordability of life insurance are critical. The industry is investing in consumer-centric efforts to reduce traditional barriers to securing life protection by simplifying the sales and service experience. Digitally enabled processes and tools provide a fast, friendly and simple path to life insurance protection.

Institutional Markets

Institutional Markets serves a variety of needs for corporate clients. Demand is driven by a number of factors including the macroeconomic and regulatory environment. We expect to see continued growth in the pension risk transfer market as corporate plan sponsors look to transfer asset or liability, longevity, administrative and operational risks associated with their defined benefit plans.

Changes in interest rate environment can have significant impact on investment returns and net investment spread, as well as reduce the tax efficiency associated with institutional life insurance products, dampening organic growth opportunities. Tax reform may lead to new opportunities in the stable value wrap market.

For additional discussion of the impact of market interest rate movement on our Life and Retirement business see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Impact of Changes in the Interest Rate Environment.

For additional information on the impact of the DOL Fiduciary Rule on our Individual Retirement and Group Retirement businesses see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Department of Labor Fiduciary Rule and Related Regulatory Developments.

LIFE AND RETIREMENT RESULTS

Years Ended December 31,				Percentage Change
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues:
Premiums	$4,046	$2,288	$3,054	77%	(25)%
Policy fees	2,798	2,590	2,623	8	(1)
Net investment income	7,816	7,622	7,541	3	1
Other income	926	1,278	2,104	(28)	(39)
Total adjusted revenues	15,586	13,778	15,322	13	(10)
Benefits and expenses:
Policyholder benefits and losses incurred	5,247	3,496	4,292	50	(19)
Interest credited to policyholder account balances	3,360	3,449	3,453	(3)	-
Amortization of deferred policy acquisition costs	743	613	794	21	(23)
General operating and other expenses*	2,296	2,700	3,607	(15)	(25)
Interest expense	109	92	52	18	77
Total operating expenses	11,755	10,350	12,198	14	(15)
Adjusted pre-tax income	$3,831	$3,428	$3,124	12%	10%

*    Includes general operating expenses, non-deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

Our insurance companies generate significant revenues from investment activities. As a result, the operating segments in Life and Retirement are subject to variances in net investment income on the asset portfolios that support insurance liabilities and surplus.

For additional information on our investment strategy, asset-liability management process and invested asset composition see Investments.

Life and Retirement reviews and updates estimated gross profit assumptions used to amortize DAC and related items for investment-oriented products, as well as other actuarial assumptions, at least annually. As a result, the adjusted pre-tax income of Life and Retirement included adjustments to policy fees, policyholder benefits, interest credited and DAC amortization to reflect such assumption updates, which may be significant.

AIG | 2017 Form 10-K                          85

ITEM 7 |  Business Segment Operations | Life and Retirement

For the amount of adjustments recorded to reflect such assumption updates by product line and financial statement line item and for related discussion of the assumption changes that resulted in these adjustments see Insurance Reserves – Life and Annuity Reserves and DAC – Update of Actuarial Assumptions.

Individual Retirement Results

Years Ended December 31,				Percentage Change
(in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues:
Premiums	$91	$163	$137	(44)%		19%
Policy fees	767	709	670	8		6
Net investment income	4,013	3,878	3,805	3		2
Advisory fee and other income	643	1,008	1,838	(36)		(45)
Benefits and expenses:
Policyholder benefits and losses incurred	161	173	328	(7)		(47)
Interest credited to policyholder account balances	1,616	1,684	1,702	(4)		(1)
Amortization of deferred policy acquisition costs	415	298	431	39		(31)
Non deferrable insurance commissions	308	226	212	36		7
Advisory fee expenses	241	570	1,277	(58)		(55)
General operating expenses	426	488	661	(13)		(26)
Interest expense	58	50	27	16		85
Adjusted pre-tax income	$2,289	$2,269	$1,812	1%		25%
Fixed Annuities base net investment spread:
Base yield	4.80%	4.90%	4.96%	(10)	bps	(6)	bps
Cost of funds	2.65	2.74	2.78	(9)		(4)
Fixed Annuities base net investment spread	2.15%	2.16%	2.18%	(1)	bps	(2)	bps

Business and Financial Highlights

The market environment reflected continued uncertainty about the DOL Fiduciary Rule and interest rates, which remained low relative to historical levels. As a result, deposits were lower in 2017 compared to 2016 and 2015. In 2017, net investment income included higher gains on securities for which the fair value option was elected and higher returns from alternative investments, partially offset by a reduction in the overall size of the hedge fund portfolio. In 2016 and 2015, net investment income included the impact of volatility from alternative investments, commercial mortgage loan prepayments and fair value option assets. Adjusted pre-tax income also included adjustments in each year to update actuarial assumptions, which were net positive adjustments for all years presented. The sale of AIG Advisor Group in May 2016 resulted in decreases in advisory fee income, advisory fee expenses and general operating expenses in 2017 compared to 2016 and 2015, but did not result in a significant decrease in adjusted pre-tax income.

Fixed Annuities base net investment spread decreased slightly in 2017 compared to 2016 and 2015, primarily due to lower reinvestment yields partially mitigated by disciplined pricing and active crediting rate management.

86                             AIG | 2017 Form 10-K

ITEM 7 |  Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income (in millions)

2017 and 2016 Comparison

Adjusted pre-tax income increased primarily due to:

•     net investment income, which included higher gains on securities for which the fair value option was elected and higher returns on alternative investments, partially offset by a reduction in the overall size of the hedge fund portfolio;

•     higher base net investment spread primarily in Variable and Index Annuities driven by growth in invested assets, and disciplined pricing and active crediting rate management; and

•     higher policy fees due to growth in annuity account values driven by improved equity market performance.

Partially offsetting these increases were:

•     lower net positive adjustment from the review and update of actuarial assumptions which was $242 million in 2017 compared to $369 million in 2016;

•     increases in reserves primarily due to additional reserves for guaranteed benefits in 2017 compared to a reduction in 2016;

•     excluding the impact of actuarial assumption updates, higher DAC amortization due to system conversions and model refinements, partially offset by a decrease driven by improved equity market performance;

•     higher commission expense primarily due to growth in account values driven by improved equity market performance and the allocation of reinsurance risk charges, as all U.S. Life and Retirement segments benefited from the reduction in the required statutory capital resulting from a reinsurance agreement entered into in 2016 involving certain whole life, term life and universal life businesses (Life Insurance Reinsurance Transactions); and

•     the sale of AIG Advisor Group in May 2016, which drove the decreases in advisory fee income, advisory expenses and general operating expenses, and resulted in a net $13 million decrease in adjusted pre-tax income.

Individual Retirement Adjusted Pre-Tax Income (in millions)

2016 and 2015 Comparison

Adjusted pre-tax income increased primarily due to:

•     a higher net positive adjustment from the review and update of actuarial assumptions, which was $369 million in 2016 compared to $92 million in 2015;

•     higher net investment income reflecting higher commercial mortgage loan prepayments, growth in average invested assets and higher gains on securities for which the fair value option was elected, partially offset by lower income on alternative investments;

•     better equity market performance contributed to decreases in policyholder benefit expense and DAC amortization. Excluding the impact of actuarial assumption updates and equity market performance, DAC amortization increased primarily due to higher rate of amortization in Fixed Annuities and growth in Index Annuities;

•     higher policy fees due to growth in annuity account values from positive net flows; and

•     lower general operating expenses due to decreases in employee-related expenses

AIG | 2017 Form 10-K                          87

ITEM 7 |  Business Segment Operations | Life and Retirement

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums decreased in 2017 compared to 2016, primarily due to strong annuity sales in 2016 driven by higher equity market volatility, which made immediate annuities more attractive to customers seeking less volatile returns. Premiums increased in 2016 compared to 2015, primarily due to higher rates in the first half of 2016.

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

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2017	2016	2015
Premiums	$91	$163	$137
Deposits	11,819	15,898	18,238
Other	(4)	1	1
Premiums and deposits	$11,906	$16,062	$18,376

The following table presents surrenders as a percentage of average reserves:

Years Ended December 31,
	2017	2016	2015
Surrenders as a percentage of average reserves
Fixed Annuities	6.7%	7.6%	7.2%
Variable and Index Annuities	6.0	5.2	6.0

The following table presents reserves for Fixed Annuities and Variable and Index Annuities by surrender charge category:

At December 31,	2017		2016
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$32,299	$18,896	$34,674	$15,338
Greater than 0% - 2%	1,704	6,045	857	4,558
Greater than 2% - 4%	1,560	9,470	2,221	5,741
Greater than 4%	13,329	34,677	12,599	34,966
Non-surrenderable	1,665	429	1,606	380
Total reserves	$50,557	$69,517	$51,957	$60,983

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For Variable and Index Annuities, the proportion of reserves subject to surrender charges at December 31, 2017 has decreased compared to December 31, 2016 due to normal aging of the business and slower sales, which were due in part to uncertainty around the implementation of the DOL Fiduciary Rule. The increase in reserves with no surrender charge contributed to the increase in the surrender rate for variable and index annuities in 2017 compared to 2016.

88                             AIG | 2017 Form 10-K

ITEM 7 |  Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows (in millions)

2017 and 2016 Comparison

•     Fixed Annuities premiums and deposits decreased, primarily due to disciplined pricing in the continued low interest rate environment and strong sales in 2016 driven by higher equity market volatility, which made fixed annuities more attractive to customers seeking less volatile returns. Although premiums and deposits were lower compared to 2016, annuity sales in the second half of 2017 improved compared to the same period in 2016. Net flows declined and continued to be negative reflecting lower premiums and deposits, partially offset by lower surrenders.

•     Variable and Index Annuities premiums and deposits and net flows declined, reflecting a continued decrease in variable annuity industry sales due in part to uncertainty around the implementation of the DOL Fiduciary Rule, partially offset by slightly higher index annuity sales. Lower premiums and deposits combined with higher surrenders resulted in a decrease in net flows.

•     Retail Mutual Funds had negative net flows compared to positive net flows in 2016, reflecting lower deposits and higher withdrawals due to negative industry trends in U.S. equity actively managed funds and uncertainty surrounding the DOL Fiduciary Rule.

Individual Retirement Premiums and Deposits and Net Flows (in millions)

2016 and 2015 Comparison

•      Fixed Annuities  deposits increased primarily due to higher sales in the bank and broker-dealer distribution channels as a result of customers favoring the safety of fixed annuities in response to equity market volatility. Net flows were negative, but improved compared to 2015 due to higher sales.

•      Variable and Index Annuities net flows were significantly lower due to a decrease in premiums and deposits, primarily due to lower sales of variable annuities, which reflected a strategic decision to scale back living benefits during the period of very low interest rates, as well as an industry-wide slowdown and uncertainty around the effect of the DOL Fiduciary Rule.

•     Retail Mutual Funds  net flows increased due to improvement in the level of deposits, which was partially offset by higher withdrawals, both driven by activity within the Focused Dividend Strategy Portfolio fund.

AIG | 2017 Form 10-K                          89

ITEM 7 |  Business Segment Operations | Life and Retirement

Group Retirement Results

Years Ended December 31,				Percentage Change
(in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues:
Premiums	$27	$27	$22	-%		23%
Policy fees	427	383	401	11		(4)
Net investment income	2,164	2,146	2,192	1		(2)
Advisory fee and other income	230	213	219	8		(3)
Benefits and expenses:
Policyholder benefits and losses incurred	74	28	33	164		(15)
Interest credited to policyholder account balances	1,115	1,135	1,113	(2)		2
Amortization of deferred policy acquisition costs	84	129	50	(35)		158
Non deferrable insurance commissions	108	85	71	27		20
Advisory fee expenses	83	75	73	11		3
General operating expenses	348	360	379	(3)		(5)
Interest expense	32	26	15	23		73
Adjusted pre-tax income	$1,004	$931	$1,100	8%		(15)%
Base net investment spread:
Base yield	4.53%	4.71%	4.91%	(18)	bps	(20)	bps
Cost of funds	2.76	2.89	2.95	(13)		(6)
Base net investment spread	1.77%	1.82%	1.96%	(5)	bps	(14)	bps

Business and Financial Highlights

Group Retirement premiums remained flat and premiums and deposits decreased slightly in 2017 compared to 2016 and increased in 2016 compared to 2015. Net flows in 2017 declined and continued to be negative primarily due to higher surrenders reflecting continued pressure from the consolidation of healthcare providers and other employers in our target markets. Net flows in 2016 showed significant improvement compared to 2015 primarily due to lower surrenders as well as record sales, resulting in part from investment in talent, group plan administration record-keeping capabilities and digital functionality. Higher deposits from group acquisitions in 2017 and 2016 partially mitigated the negative impact of surrenders to net flows and of lower index annuity sales in 2017.

Low base net investment yields continued to pressure investment spreads, partially mitigated by crediting rate management. In 2017, net investment income included higher gains on securities for which the fair value option was elected and higher returns from alternative investments, partially offset by a reduction in the overall size of the hedge fund portfolio. In 2016 and 2015, net investment income included the impact of volatility from alternative investments, fair value option assets and commercial mortgage loan prepayments. Adjusted pre-tax income also included adjustments in each year to update actuarial assumptions, which were net positive adjustments in 2017 and 2015 compared to a net negative adjustment in 2016.

90                             AIG | 2017 Form 10-K

ITEM 7 |  Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income (in millions)

2017 and 2016 Comparison

Adjusted pre-tax income increased primarily due to:

•      a net positive adjustment from the review and update of actuarial assumptions which was $13 million in 2017 compared to a $47 million net negative adjustment in 2016;

•      net investment income, which included higher gains on securities for which the fair value option was elected and higher returns on alternative investments, partially offset by a reduction in the overall size of the hedge fund portfolio;

•      higher policy fees and advisory fees, net of expenses, due to growth in account values driven by improved equity market performance; and

•      lower general operating expenses primarily due to reduced legal expenses, partially offset by higher spending for implementation of the DOL Fiduciary Rule.

Partially offsetting these increases were:

•      higher policyholder benefits primarily due to increases in reserves for guaranteed benefits;

•      lower base net investment spread primarily due to lower reinvestment yields, partially mitigated by effective crediting rate management; and

•      higher commission expense primarily due to the allocation of reinsurance risk charges from Life Insurance Reinsurance Transactions.

Group Retirement Adjusted Pre-Tax Income (in millions)

2016 and 2015 Comparison

Adjusted pre-tax income decreased primarily due to:

•     a net negative adjustment from the review and update of actuarial assumptions, which was $47 million in 2016 compared to a $48 million net positive adjustment in 2015;

•     lower net investment income on alternative investments and lower base spreads primarily due to lower investment returns, partially offset by higher commercial mortgage loan prepayments and gains on securities for which the fair value option was elected; and

•     lower policy fees primarily due to a decrease in separate account assets driven by negative net flows.

These decreases were partially offset by lower general operating expenses due to reductions in employee-related expenses.

AIG | 2017 Form 10-K                          91

ITEM 7 |  Business Segment Operations | Life and Retirement

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in 2017 were comparable to 2016. Premiums increased in 2016 compared to 2015, as customers continued to invest in immediate annuities due to equity market volatility.

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

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2017	2016	2015
Premiums	$27	$27	$22
Deposits	7,523	7,543	6,899
Other	-	-	(1)
Premiums and deposits	$7,550	$7,570	$6,920

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

Years Ended December 31,	2017	2016	2015
Surrenders as a percentage of average reserves and mutual funds	8.6%	8.8%	10.0%

The following table presents reserves for Group Retirement annuities by surrender charge category:

At December 31,
(in millions)	2017	(a)	2016	(a)
No surrender charge(b)	$69,006		$64,160
Greater than 0% - 2%	1,087		906
Greater than 2% - 4%	1,344		1,395
Greater than 4%	5,270		5,434
Non-surrenderable	439		417
Total reserves	$77,146		$72,312

(a)  Excludes mutual fund assets under administration of $20.2 billion and $16.3 billion at December 31, 2017 and 2016, respectively.

(b)  Group Retirement amounts in this category include reserves of approximately $6.3 billion, at both December 31, 2017 and 2016, which are subject to 20 percent annual withdrawal limitations.

Group Retirement annuities are typically subject to a five- to seven-year surrender charge period, depending on the product. The increase in the amount and proportion of Group Retirement annuity reserves that have no surrender charge at December 31, 2017 compared to December 31, 2016 was primarily due to normal aging of this book of business, withdrawal limitations on certain plan assets and lower than expected surrenders of older contracts with higher minimum interest rates on fixed account balances that have continued to be attractive to the contract holders in the low interest rate environment.

92                             AIG | 2017 Form 10-K

ITEM 7 |  Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows (in millions)

2017 and 2016 Comparison

Net flows declined and continued to be negative primarily due to surrenders, including group plan surrenders of approximately $460 million. In addition, premiums and deposits decreased slightly primarily due to lower index annuity sales, partially offset by significantly higher deposits from group plan acquisitions.

Group Retirement Premiums and Deposits and Net Flows (in millions)

2016 and 2015 Comparison

Net flows improved significantly due to both record deposits and improved surrender activity, which included group plan surrenders of approximately $631 million in 2016 compared to $1.5 billion in 2015. The group plan market has been impacted by the consolidation of healthcare providers and other employers in target markets, but group plan acquisitions improved, due in part to investments in talent, group plan administration record-keeping capabilities and digital functionality.

AIG | 2017 Form 10-K                          93

ITEM 7 |  Business Segment Operations | Life and Retirement

Life Insurance Results

Years Ended December 31,				Percentage Change
(in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Revenues:
Premiums	$1,530	$1,407	$1,311	9%		7%
Policy fees	1,430	1,319	1,379	8		(4)
Net investment income	1,044	1,035	1,034	1		-
Other income	52	57	47	(9)		21
Benefits and expenses:
Policyholder benefits and losses incurred	2,444	2,452	2,248	-		9
Interest credited to policyholder account balances	376	386	392	(3)		(2)
Amortization of deferred policy acquisition costs	239	182	311	31		(41)
Non deferrable insurance commissions	109	155	157	(30)		(1)
General operating expenses	601	668	707	(10)		(6)
Interest expense	13	12	7	8		71
Adjusted pre-tax income (loss)	$274	$(37)	$(51)	NM	%	27%

Business and Financial Highlights

Individual life premiums and deposits in 2017 reflected higher universal life deposits and term life premiums compared to 2016. Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. General operating expenses decreased in 2017 compared to the prior year, primarily due to the strategic decision to refocus the group benefits business. Adjusted pre-tax income also included adjustments in each year to update actuarial assumptions, which was a net positive adjustment in 2017 compared to net negative adjustments in 2016 and 2015.

Life Insurance Adjusted Pre-Tax Income (Loss) (in millions)

2017 and 2016 Comparison

Adjusted pre-tax income increased in 2017 compared to a loss in 2016 primarily due to:

•     a net positive adjustment from the review and update of actuarial assumptions, which was $29 million in 2017 compared to a $92 million net negative adjustment in 2016;

•     lower commissions and general operating expenses primarily due to the strategic decision to refocus the group benefits business, partially offset by the allocation of reinsurance risk charges from Life Insurance Reinsurance Transactions. In addition, lower general operating expenses in 2017 reflected the impact of new business reinsurance;

•     favorable loss experience and a reserve reduction in group benefits business;

•     favorable mortality experience in individual life business; and

•     excluding the impact of the actuarial assumption updates, lower DAC amortization primarily due to lapse assumptions on international life.

94                             AIG | 2017 Form 10-K

ITEM 7 |  Business Segment Operations | Life and Retirement

Life Insurance Adjusted Pre-Tax Loss (in millions)

2016 and 2015 Comparison

Adjusted pre-tax loss improved primarily due to:

•     a lower negative adjustment from the review and update of actuarial assumptions, which was $92 million in 2016 compared to $118 million in 2015;

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

•     reserve increases in individual life, and individual and group benefits products;

•     higher international general operating expenses, due in part to the acquisition in March 2015 of Laya Healthcare, an Irish healthcare distributor and administrator; and

•     increased DAC amortization (excluding adjustments to reflect assumption updates).

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life, and group benefit policies. Premiums, excluding the effect of foreign exchange, increased nine percent in both 2017 compared to 2016 and 2016 compared to 2015, primarily due to assumed premiums related to business distributed by Laya Healthcare and growth in international life and health. Premiums in 2017 also reflected growth in term life business, partially offset by lower group benefits premiums.

Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2017	2016	2015
Premiums	$1,530	$1,407	$1,311
Deposits	1,518	1,419	1,451
Other	707	693	608
Premiums and deposits	$3,755	$3,519	$3,370

AIG | 2017 Form 10-K                          95

ITEM 7 |  Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits ($ in millions)

Premiums and deposits, excluding the effect of foreign exchange, grew by seven percent in 2017 compared to 2016, and increased by five percent in 2016 compared to 2015, primarily due to assumed premiums related to business distributed by Laya Healthcare and growth in international life and health. Premiums and deposits in 2017 also reflected growth in universal life and term life business, partially offset by lower group benefits premiums.

Institutional markets Results

Years Ended December 31,				Percentage Change
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues:
Premiums	$2,398	$691	$1,584	247%	(56)%
Policy fees	174	179	173	(3)	3
Net investment income	595	563	510	6	10
Other income	1	-	-	NM	NM
Benefits and expenses:
Policyholder benefits and losses incurred	2,568	843	1,683	205	(50)
Interest credited to policyholder account balances	253	244	246	4	(1)
Amortization of deferred policy acquisition costs	5	4	2	25	100
Non deferrable insurance commissions	28	32	29	(13)	10
General operating expenses	44	41	41	7	-
Interest expense	6	4	3	50	33
Adjusted pre-tax income	$264	$265	$263	-%	1%

Business and Financial Highlights

Institutional Markets continued to grow its assets under management, which drove the continuous increase in net investment income over the recent years.

96                             AIG | 2017 Form 10-K

ITEM 7 |  Business Segment Operations | Life and Retirement

Institutional Markets Adjusted Pre-Tax Income (in millions)

2017 and 2016 Comparison

Adjusted pre-tax income was comparable to 2016. Increases in premiums and policyholder benefits were primarily due to pension risk transfer business written in 2017. Growth in reserves and assets under management drove the increase in net investment income with similar impact to policyholder benefits.

Institutional Markets Adjusted Pre-Tax Income (in millions)

2016 and 2015 Comparison

Adjusted pre-tax income was comparable to 2015. Decreases in premiums and policyholder benefits were primarily due to pension risk transfer business written in 2015. Growth in reserves and assets under management drove the increase in net investment income with similar impact to policyholder benefits.

AIG | 2017 Form 10-K                          97

ITEM 7 |  Business Segment Operations | Life and Retirement

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets represent amounts received on traditional life insurance policies and pension risk transfer annuities or structured settlements. Premiums increased in 2017 compared to 2016 and declined in 2016 compared to 2015 primarily driven by the pension risk transfer business written in 2017 and 2015. Partially offsetting the increase in 2017 was a decrease in structured settlement sales.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct premiums as well as deposits received on universal life insurance and investment-type annuity contracts, including GICs.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2017	2016	2015
Premiums	$2,398	$691	$1,584
Deposits	1,821	1,434	118
Other	28	28	30
Premiums and deposits	$4,247	$2,153	$1,732

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits ($ in millions)

Premiums and deposits increased in 2017 compared to 2016 primarily driven by higher pension risk transfer business, partially offset by lower structured settlement sales. In 2016, premiums and deposits increased compared to 2015 primarily due to higher GIC deposits, partially offset by lower pension risk transfer business.

98                             AIG | 2017 Form 10-K

ITEM 7 |  Business Segment Operations  | Other Operations

Other Operations

The following table presents Other Operations results:

				Percentage Change
(in millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
Adjusted pre-tax income (loss) by activities:
United Guaranty	$-	$522	$537	NM	%	(3)%
Fuji Life	43	14	(33)	207		NM
Parent and Other:
Corporate General operating expenses	(769)	(666)	(411)	(15)		(62)
Interest expense	(968)	(983)	(1,030)	2		5
Other income, net	289	102	112	183		(9)
Total Parent and Other	(1,448)	(1,547)	(1,329)	6		(16)
Adjusted pre-tax loss before eliminations	(1,405)	(1,011)	(825)	(39)		(23)
Consolidation, eliminations and other adjustments	75	42	(76)	79		NM
Adjusted pre-tax loss	$(1,330)	$(969)	$(901)	(37)%		(8)%

2017 and 2016 Comparison

Adjusted pre-tax loss increased primarily due to the sale of United Guaranty during the fourth quarter of 2016.

Parent and Other adjusted pre-tax loss decreased as a result of gains on securities where we elected the fair value option, partially offset by higher general operating expenses related to one time payments for recent executive leadership changes.

Fuji Life adjusted pre-tax results increased primarily as a result of increases in underwriting income as a result of new products launched during 2016 as well as growth within existing product lines. Fuji Life was sold on April 30, 2017.

2016 and 2015 Comparison

Adjusted pre-tax loss increased primarily due to higher Parent and Other corporate general operating expenses partially offset by lower interest expense.  Parent and Other general operating expenses increased in 2016 due to higher technology costs as a result of our investment in our infrastructure, offset by lower professional fees and employee related costs, consistent with our strategy to reduce expenses.  In addition, 2015 included a $175 million pension curtailment credit.  Parent and Other interest expense decreased primarily as a result of liability management activities.

United Guaranty adjusted pre-tax income decreased primarily as a result of the 50 percent quota share reinsurance agreement between United Guaranty and our subsidiaries for business originated from 2014 to 2016.

Fuji Life adjusted pre-tax income increased primarily as a result of increases in underwriting and net investment income.  The increase in underwriting income was primarily as a result of new products launched during 2016. Net investment income increased primarily as a result of increased investment in bonds.

AIG | 2017 Form 10-K                          99

ITEM 7 |  Business Segment Operations  | Legacy Portfolio

Legacy Portfolio

Legacy Insurance Lines represent exited or discontinued product lines, policy forms or distribution channels.

Legacy General Insurance Run-Off Lines — consists of asbestos and environmental exposures and other exposures within certain Property and Casualty profit centers no longer actively marketed, including excess workers’ compensation, environmental impairment liability, public entity liability, accident & health, physicians and surgeons professional liability, and various other workers’ compensation and general liability exposures.

Legacy Life and Retirement Run-Off Lines — include whole life, long-term care and exited accident & health product lines. Also includes certain structured settlement, pension risk transfer annuities and single premium immediate annuities written prior to April 2012.

Legacy Investments — include investment classes that we have placed into run-off.

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

100                             AIG | 2017 Form 10-K

ITEM 7 |  Business Segment Operations  | Legacy Portfolio

LEGACY PORTFOLIO RESULTS

The following table presents Legacy Portfolio results:

				Percentage Change
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenues:
Premiums	$590	$674	$1,037	(12)%	(35)%
Policy fees	137	142	133	(4)	7
Net investment income	2,776	2,913	2,928	(5)	(1)
Other income (loss)	888	1,521	1,673	(42)	(9)
Total adjusted revenues	4,391	5,250	5,771	(16)	(9)
Benefits and expenses:
Policyholder benefits and losses and loss adjustment
expenses incurred	1,998	3,084	3,337	(35)	(8)
Interest credited to policyholder account balances	241	267	267	(10)	-
Amortization of deferred policy acquisition costs	76	108	102	(30)	6
General operating and other expenses	484	502	640	(4)	(22)
Interest expense	122	282	292	(57)	(3)
Total benefits and expenses	2,921	4,243	4,638	(31)	(9)
Adjusted pre-tax income	$1,470	$1,007	$1,133	46%	(11)%
Adjusted pre-tax income by type:
General Insurance Run-Off Lines	$221	$(237)	$(709)	NM %	67%
Life and Retirement Run-Off Lines	406	(224)	468	NM	NM
Legacy Investments	843	1,468	1,374	(43)	7
Adjusted pre-tax income	$1,470	$1,007	$1,133	46%	(11)%

Business and Financial Highlights

In 2017, the Legacy Investment portfolio executed several transactions with external parties for total consideration of approximately $2.5 billion, which included sales of our entire life settlements portfolio with a face value (death benefits) of approximately $9.8 billion, resulting in a loss on the sale of $139 million and total book value impairments of $360 million. A significant portion of the consideration received was used to pay down intercompany loans and notes with affiliated insurance companies. In addition, the Legacy Investment portfolio returned approximately $3.0 billion of cash proceeds to AIG Parent in 2017, including $191 million from the sale of an AIG-sponsored fund that occurred in the fourth quarter of 2016.

AIG | 2017 Form 10-K                          101

ITEM 7 |  Business Segment Operations  | Legacy Portfolio

Legacy Portfolio Adjusted Pre-Tax Income (in millions)

2017 and 2016 Comparison

Adjusted pre-tax income increased due to:

•     increased Legacy Life and Retirement adjusted pre-tax income due to the absence of any significant loss recognition on certain payout annuities from the update of actuarial assumptions in 2017 compared to 2016. Loss recognition from the update to actuarial assumptions in 2017 was $14 million mainly attributable to the Long-Term Care portfolio;

•     increased Legacy General Insurance adjusted pre-tax income due to the absence of any significant prior year development in 2017 compared to 2016.

This increase was partially offset by decreased Legacy Investment adjusted pre-tax income in 2017 compared to 2016 driven by the decreased value of the remaining Legacy Investment portfolio post-sales.

Legacy Portfolio Adjusted Pre-Tax Income (in millions)

2016 and 2015 Comparison

Adjusted pre-tax income remained relatively stable; however, there were fluctuations within the portfolios due to:

•     lower Legacy Life and Retirement earnings in 2016 compared to 2015 primarily due to lower net investment income on investments and higher loss recognition on certain payout annuities from the update of actuarial assumptions;

•     lower Legacy General Insurance adjusted pre-tax loss due to lower unfavorable prior year development in 2016 compared to 2015; and

•     higher Legacy Investment adjusted pre-tax income driven mainly by asset sales, partially offset by fair value losses on certain investments.

102                             AIG | 2017 Form 10-K

ITEM 7 | Investments

Investments

Overview

Our investment strategies are tailored to the specific business needs of each operating unit. The investment objectives are driven by the respective operating segments and AIG Parent. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus to support the insurance products. The majority of assets backing our insurance liabilities consist of fixed maturity securities.

Investment Highlights in 2017

•       A decrease in interest rates and narrowing credit spreads resulted in a net unrealized gain in our investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $13.9 billion as of December 31, 2017 from approximately $9.7 billion as of December 31, 2016.

•       We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•    During the first quarter of 2017, we funded the adverse development reinsurance agreement entered into with NICO. The approximate $10.2 billion funding of this agreement was the primary reason for the decrease in the invested asset portfolio in 2017.

•    During 2017, we reduced our hedge fund portfolio by approximately $2.4 billion as a result of redemptions consistent with our planned reduction of exposure. Our hedge fund portfolio experienced above average returns in 2017 due to higher equity market performance.

•    Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•    Other-than-temporary impairments decreased due to lower impairments in our structured securities and corporate bond portfolios.

•       During the second quarter of 2017, we had a partial sale of our investment in Arch Capital Group Ltd. (Arch), which we received as part of the consideration for selling United Guaranty to Arch in 2016.

•       We sold the remaining portion of our life settlements portfolio in 2017.

Investment Strategies

Investment strategies are based on considerations that include the local and general market conditions, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization and diversification.

Some of our key investment strategies are as follows:

•     Fixed maturity securities held by the U.S. insurance companies included in General Insurance consist of a mix of instruments that meet our current risk-return, tax, liquidity, credit quality and diversification objectives.

•     Outside of the U.S., fixed maturity securities held by General Insurance companies consist primarily of high-grade securities generally denominated in the currencies of the countries in which we operate.

•     While more of a focus is placed on asset-liability management in Life and Retirement companies, our fundamental strategy across all of our investment portfolios is to optimize the duration characteristics of the assets within a target range based on comparable liability characteristics, to the extent practicable.

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

AIG | 2017 Form 10-K                          103

ITEM 7 | Investments

Attribution of Net Investment Income to Operating Segments

Net investment income is attributed to our businesses based on internal models consistent with the nature of the underlying businesses.

For General Insurance — North America and International and Legacy General Insurance Run-Off Lines, we estimate investable funds based primarily on loss reserves and unearned premiums. The allocation of net investment income of the General Insurance companies to segments is calculated based on these estimated investable funds, consistent with the approximate duration of the liabilities and the required economic capital allocation for each segment.

For Life and Retirement — Individual Retirement, Group Retirement, Life Insurance, and Institutional Markets and Legacy Life and Retirement Run-Off Lines, net investment income is attributed based on invested assets from segregated product line portfolios held in our Life and Retirement companies. All invested assets of the Life and Retirement companies in excess of liabilities are allocated based on estimates of required economic capital allocation for each segment.

Asset Liability Measurement

For the General Insurance companies, the duration of liabilities for long-tail casualty lines is greater than that of other lines. As a result, the investment strategy within the General Insurance companies focuses on growth of surplus and preservation of capital, subject to liability and other business considerations.

The General Insurance companies invest primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies and also invest in structured securities collateralized by, among other assets, residential and commercial real estate and commercial mortgage loans. While invested assets backing reserves of the General Insurance companies are primarily invested in conventional fixed maturity securities, we have continued to allocate a portion of our investment activity into asset classes that offer higher yields, particularly in the domestic operations. In addition, we continue to invest in both fixed rate and floating rate asset-backed investments for their risk-return attributes, as well as to manage our exposure to potential changes in interest rates. This asset diversification has maintained stable average yields while the overall credit ratings of our fixed maturity securities were largely unchanged. We expect to continue to pursue this investment strategy to meet the General Insurance companies’ liquidity, duration and credit quality objectives as well as current risk‑return and tax objectives.

In addition, the General Insurance companies seek to enhance returns through selective investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields and have provided added diversification to the broader portfolio.

Fixed maturity securities of the General Insurance companies’ domestic operations, with an average duration of 3.9 years, are currently comprised of corporate bonds, structured securities, taxable municipal bonds and government and agency bonds as well as tax-exempt securities, which provide attractive risk-adjusted after-tax returns. The majority of these high quality investments are rated A or higher based on composite ratings.

Fixed maturity securities held in the General Insurance companies’ foreign operations are of high quality, primarily rated A or higher based on composite ratings, with an average duration of 3.6 years.

The investment strategy of the Life and Retirement companies is to maximize net investment income and portfolio value, subject to liquidity requirements, capital constraints, diversification requirements, asset‑liability management and available investment opportunities.

The Life and Retirement companies use asset‑liability management as a primary tool to monitor and manage risk in their businesses. The Life and Retirement companies' fundamental investment strategy is to maintain a diversified, high to medium quality portfolio of fixed maturity securities that, to the extent practicable, complements the characteristics of liabilities, including duration, which is a measure of sensitivity to changes in interest rates. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, certain portfolios are shorter in duration and others are longer in duration.  An extended low interest rate environment may result in a lengthening of liability durations from initial estimates, primarily due to lower lapses, which may require us to further extend the duration of the investment portfolio.

The Life and Retirement companies invest primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans.

In addition, the Life and Retirement companies seek to enhance returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields.  While a diversified portfolio of alternative investments remains a fundamental

104                             AIG | 2017 Form 10-K

ITEM 7 | Investments

component of the investment strategy of the Life and Retirement companies, we have reduced the overall size of the hedge fund portfolio, in light of changing market conditions and perceived market opportunities, and to continue reducing the size of the private equity portfolio.

Fixed maturity securities of the Life and Retirement companies domestic operations, with an average duration of 7.3 years, are comprised primarily of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non‑agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on its composite ratings.

Fixed maturity securities held in the Life and Retirement companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, with an average duration of 21.1 years.

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

The following table presents the fixed maturity security portfolio of U.S. Insurance Companies categorized by NAIC Designation, at fair value:

December 31, 2017
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$74,791	$68,400	$143,191	$5,778	$5,180	$1,348	$144	$12,450	$155,641
Mortgage-backed, asset-backed and collateralized	64,364	3,181	67,545	571	170	96	2,304	3,141	70,686
Total*	$139,155	$71,581	$210,736	$6,349	$5,350	$1,444	$2,448	$15,591	$226,327

*    Excludes $25.4 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

The following table presents the fixed maturity security portfolio of U.S. Insurance Companies categorized by composite AIG credit rating, at fair value:

December 31, 2017
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$75,277	$68,211	$143,488	$5,561	$5,232	$1,360	$12,153	$155,641
Mortgage-backed, asset-backed and collateralized	45,464	4,546	50,010	1,032	867	18,777	20,676	70,686
Total*	$120,741	$72,757	$193,498	$6,593	$6,099	$20,137	$32,829	$226,327

*    Excludes $25.4 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

AIG | 2017 Form 10-K                          105

ITEM 7 | Investments

Credit Ratings

At December 31, 2017, approximately 90 percent of our fixed maturity securities were held by our domestic entities. Approximately 18 percent of these securities were rated AAA by one or more of the principal rating agencies, and approximately 16 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors’ Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At December 31, 2017, approximately 22 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 8 percent were below investment grade or not rated. Approximately 36 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

For a discussion of credit risks associated with Investments see Enterprise Risk Management.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(in millions)	2017	2016	2017	2016	2017	2016
Rating:
Other fixed maturity
securities
AAA	$11,644	$11,791	$2,656	$2,807	$14,300	$14,598
AA	29,560	33,647	212	250	29,772	33,897
A	45,049	45,619	1,745	1,612	46,794	47,231
BBB	70,636	68,700	138	76	70,774	68,776
Below investment grade	13,173	12,832	17	17	13,190	12,849
Non-rated	1,073	890	-	-	1,073	890
Total	$171,135	$173,479	$4,768	$4,762	$175,903	$178,241
Mortgage-backed, asset-
backed and collateralized
AAA	$30,306	$28,593	$818	$1,055	$31,124	$29,648
AA	8,158	6,114	610	714	8,768	6,828
A	7,760	8,504	382	307	8,142	8,811
BBB	4,414	4,996	163	303	4,577	5,299
Below investment grade	17,194	19,838	6,004	6,790	23,198	26,628
Non-rated	25	13	27	67	52	80
Total	$67,857	$68,058	$8,004	$9,236	$75,861	$77,294
Total
AAA	$41,950	$40,384	$3,474	$3,862	$45,424	$44,246
AA	37,718	39,761	822	964	38,540	40,725
A	52,809	54,123	2,127	1,919	54,936	56,042
BBB	75,050	73,696	301	379	75,351	74,075
Below investment grade	30,367	32,670	6,021	6,807	36,388	39,477
Non-rated	1,098	903	27	67	1,125	970
Total	$238,992	$241,537	$12,772	$13,998	$251,764	$255,535

106                             AIG | 2017 Form 10-K

ITEM 7 | Investments

Available‑for‑Sale Investments

The following table presents the fair value of our available‑for‑sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2017	2016
Bonds available for sale:
U.S. government and government sponsored entities	$2,656	$1,992
Obligations of states, municipalities and political subdivisions	18,644	24,772
Non-U.S. governments	15,659	14,535
Corporate debt	134,176	132,180
Mortgage-backed, asset-backed and collateralized:
RMBS	37,234	37,374
CMBS	13,841	14,271
CDO/ABS	16,782	16,413
Total mortgage-backed, asset-backed and collateralized	67,857	68,058
Total bonds available for sale*	238,992	241,537
Equity securities available for sale:
Common stock	1,061	1,065
Preferred stock	533	752
Mutual funds	114	261
Total equity securities available for sale	1,708	2,078
Total	$240,700	$243,615

*    At December 31, 2017 and 2016, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $31.5 billion and $33.6 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	December 31,	December 31,
(in millions)	2017	2016
Japan	$1,791	$2,140
Germany	1,623	1,168
United Kingdom	1,214	815
Canada	1,051	1,115
France	923	667
Netherlands	608	445
Mexico	513	637
Indonesia	493	366
United Arab Emirates	432	343
Norway	409	456
Other	6,659	6,434
Total	$15,716	$14,586

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	December 31, 2017
			Non-			December 31,
		Financial	Financial	Structured		2016
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$923	$1,243	$2,003	$-	$4,169	$3,788
Germany	1,623	178	2,001	1	3,803	3,227
Netherlands	608	941	1,271	48	2,868	2,658
Belgium	219	109	888	-	1,216	1,075
Ireland	11	-	495	565	1,071	1,263

AIG | 2017 Form 10-K                          107

ITEM 7 | Investments

Spain	-	149	860	-	1,009	918
Italy	-	184	510	-	694	842
Luxembourg	-	30	406	-	436	430
Finland	51	34	78	-	163	198
Austria	29	8	-	-	37	95
Other - EuroZone	731	45	237	-	1,013	1,104
Total Euro-Zone	$4,195	$2,921	$8,749	$614	$16,479	$15,598
Remainder of Europe:
United Kingdom	$1,214	$3,554	$8,465	$3,742	$16,975	$15,293
Switzerland	46	1,221	1,032	-	2,299	2,360
Sweden	119	378	161	-	658	691
Norway	409	45	164	-	618	582
Russian Federation	114	17	153	-	284	169
Other - Remainder of Europe	140	55	92	-	287	285
Total - Remainder of Europe	$2,042	$5,270	$10,067	$3,742	$21,121	$19,380
Total	$6,237	$8,191	$18,816	$4,356	$37,600	$34,978

Investments in Municipal Bonds

At December 31, 2017, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with over 92 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	December 31, 2017
	State	Local		Total	December 31,
	General	General		Fair	2016
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$20	$539	$3,003	$3,562	$4,170
California	703	424	2,148	3,275	3,471
Texas	196	700	1,096	1,992	3,287
Massachusetts	476	-	490	966	1,396
Illinois	109	128	671	908	1,171
Florida	61	-	605	666	1,016
Washington	256	13	381	650	1,059
Virginia	8	-	631	639	789
Ohio	92	-	483	575	536
Georgia	130	168	268	566	747
Washington D.C.	37	1	459	497	671
Pennsylvania	160	22	236	418	719
Maryland	166	93	121	380	423
All other states(a)	402	334	2,814	3,550	5,317
Total(b)(c)	$2,816	$2,422	$13,406	$18,644	$24,772

(a)  We did not have material credit exposure to the government of Puerto Rico.

(b)  Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)  Includes $0.9 billion of pre-refunded municipal bonds.

108                             AIG | 2017 Form 10-K

ITEM 7 | Investments

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	December 31,	December 31,
(in millions)	2017	2016
Financial institutions:
Money Center/Global Bank Groups	$9,295	$8,892
Regional banks — other	562	606
Life insurance	3,603	3,100
Securities firms and other finance companies	386	392
Insurance non-life	4,893	5,213
Regional banks — North America	6,320	6,844
Other financial institutions	9,906	8,435
Utilities	18,655	17,938
Communications	9,756	10,025
Consumer noncyclical	15,873	15,338
Capital goods	7,797	8,339
Energy	13,171	13,618
Consumer cyclical	9,166	8,606
Basic	6,123	6,582
Other	18,670	18,252
Total *	$134,176	$132,180

*    At both December 31, 2017 and December 31, 2016, approximately 91 percent of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 5.5 percent and 5.6 percent at December 31, 2017 and December 31, 2016, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2017	2016
Agency RMBS	$15,002	$13,854
Alt-A RMBS	11,624	12,387
Subprime RMBS	2,947	2,905
Prime non-agency	6,891	7,422
Other housing related	770	806
Total RMBS(a)(b)	$37,234	$37,374

(a)  Includes approximately $12.3 billion and $12.9 billion at December 31, 2017 and December 31, 2016, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired (PCI) Securities see Note 6 to the Consolidated Financial Statements.

(b)  The weighted average expected life was six years at both December 31, 2017 and December 31, 2016.

Our underwriting practices for investing in RMBS, other asset‑backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

AIG | 2017 Form 10-K                          109

ITEM 7 | Investments

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2017	2016
CMBS (traditional)	$11,092	$11,782
Agency	2,093	1,737
Other	656	752
Total	$13,841	$14,271

The fair value of CMBS holdings remained stable throughout 2017. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	December 31,	December 31,
(in millions)	2017	2016
Collateral Type:
Bank loans (CLO)	$8,112	$8,548
Other	94	129
Total	$8,206	$8,677

Commercial Mortgage Loans

At December 31, 2017, we had direct commercial mortgage loan exposure of $28.6 billion.  All commercial mortgage loans were current or performing according to their restructured terms.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
December 31, 2017
State:
New York	97	$1,673	$3,716	$556	$265	$105	$177	$6,492	23%
California	86	438	1,055	301	313	845	360	3,312	12
Texas	55	327	934	160	83	154	38	1,696	6
Massachusetts	21	701	384	410	-	-	27	1,522	5
New Jersey	42	667	46	486	41	28	32	1,300	4
Florida	81	319	84	435	227	19	69	1,153	4
Pennsylvania	25	74	22	577	47	26	-	746	3
Illinois	15	315	304	11	25	-	23	678	2
Ohio	26	163	11	205	240	-	5	624	2
Washington D.C.	11	232	359	-	-	19	-	610	2
Other states	253	1,790	964	1,466	696	564	160	5,640	20
Foreign	71	1,464	821	754	86	629	1,069	4,823	17
Total*	783	$8,163	$8,700	$5,361	$2,023	$2,389	$1,960	$28,596	100%

110                             AIG | 2017 Form 10-K

ITEM 7 | Investments

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

For additional discussion on commercial mortgage loans see Note 7 to the Consolidated Financial Statements.

Impairments

The following table presents impairments by investment type:

Years Ended December 31,
(in millions)	2017	2016	2015
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$216	$480	$425
Equity securities, available for sale	11	7	166
Private equity funds and hedge funds	33	72	80
Subtotal	260	559	671
Other impairments:
Investments in life settlements(a)	360	397	540
Other investments	20	66	166
Real estate(b)	61	10	23
Total	$701	$1,032	$1,400

(a) Impairments include $360 million related to investments in our life settlements portfolio that were sold in 2017.

(b) Impairments include $35 million related to other assets that were sold during the three-month period ended June 30, 2017.

Our investments in life settlements are monitored for impairment on a contract-by-contract basis quarterly. An investment in life settlements is considered impaired if the undiscounted cash flows resulting from the expected proceeds would not be sufficient to recover our estimated future carrying amount. This amount is defined as the current carrying amount for the investment in life settlements plus anticipated undiscounted future premiums and other capitalizable future costs, if any. Impaired investments in life settlements are written down to their estimated fair value. This is determined on a discounted cash flow basis, incorporating current market mortality assumptions and market yields or by repricing to the anticipated sale price as appropriate.

Impairments on life settlements in 2017 were mainly attributable to write-downs of the policies to the purchase price as agreed in the sale of the remainder of the life settlements portfolio.

Impairments on life settlements in 2016 were partially attributable to an increase in policy premiums required to keep policies in force which resulted in lower future expected net cash flows that were insufficient to recover our net investment on certain policies.

Impairments on life settlements in 2015 were partially attributable to an increase in policy premiums required to keep policies in force which resulted in lower future expected net cash flows that were insufficient to recover our net investment on certain policies as well as our adoption of the Society of Actuaries 2015 Valuation Basic Table (VBT) as the market mortality assumption used to measure the fair value of impaired policies.

AIG | 2017 Form 10-K                          111

ITEM 7 | Investments

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

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
For the Year Ended December 31, 2017
Impairment Type:
Severity	$-	$-	$-	$-	$2	$2
Change in intent	-	-	-	9	-	9
Foreign currency declines	-	-	-	11	-	11
Issuer-specific credit events	24	41	32	95	42	234
Adverse projected cash flows	4	-	-	-	-	4
Total	$28	$41	$32	$115	$44	$260
For the Year Ended December 31, 2016
Impairment Type:
Severity	$-	$-	$-	$-	$15	$15
Change in intent	-	-	-	46	-	46
Foreign currency declines	-	-	-	18	-	18
Issuer-specific credit events	116	1	38	214	64	433
Adverse projected cash flows	47	-	-	-	-	47
Total	$163	$1	$38	$278	$79	$559
For the Year Ended December 31, 2015
Impairment Type:
Severity	$-	$-	$-	$-	$13	$13
Change in intent	3	-	14	131	85	233
Foreign currency declines	-	-	-	57	-	57
Issuer-specific credit events	79	3	8	110	148	348
Adverse projected cash flows	20	-	-	-	-	20
Total	$102	$3	$22	$298	$246	$671

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

We recorded other-than-temporary impairment charges in the years ended December 31, 2017, 2016 and 2015 related to:

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

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $669 million in 2017, $767 million in 2016 and $735 million in 2015.

For a discussion of our other-than-temporary impairment accounting policy see Note 6 to the Consolidated Financial Statements.

112                             AIG | 2017 Form 10-K

ITEM 7 | Investments

The following table shows the aging of the pre-tax unrealized losses of fixed maturity and equity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2017	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$24,962	$321	3,202	$368	$128	7	$-	$-	-	$25,330	$449	3,209
7-11 months	3,364	108	528	32	10	5	17	11	4	3,413	129	537
12 months or more	13,371	473	1,486	62	18	13	17	10	6	13,450	501	1,505
Total	$41,697	$902	5,216	$462	$156	25	$34	$21	10	$42,193	$1,079	5,251
Below investment
grade bonds
0-6 months	$2,956	$85	1,490	$20	$6	30	$1	$1	4	$2,977	$92	1,524
7-11 months	476	24	239	29	11	19	-	-	-	505	35	258
12 months or more	2,141	104	385	186	45	29	5	5	1	2,332	154	415
Total	$5,573	$213	2,114	$235	$62	78	$6	$6	5	$5,814	$281	2,197
Total bonds
0-6 months	$27,918	$406	4,692	$388	$134	37	$1	$1	4	$28,307	$541	4,733
7-11 months	3,840	132	767	61	21	24	17	11	4	3,918	164	795
12 months or more	15,512	577	1,871	248	63	42	22	15	7	15,782	655	1,920
Total(e)	$47,270	$1,115	7,330	$697	$218	103	$40	$27	15	$48,007	$1,360	7,448
Equity securities
0-11 months	$113	$11	66	$45	$10	8	$-	$-	-	$158	$21	74
Total	$113	$11	66	$45	$10	8	$-	$-	-	$158	$21	74

(a)  Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)  Represents the percentage by which fair value is less than cost at December 31, 2017.

(c)  For bonds, represents amortized cost.

(d)  The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)  Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in 2017 was primarily attributable to increases in the fair value of fixed maturity securities. For 2017, net unrealized gains related to fixed maturity and equity securities increased by $4.3 billion due primarily to a decrease in rates and a narrowing of credit spreads.

The change in net unrealized gains and losses on investments in 2016 was primarily attributable to increases in the fair value of fixed maturity securities. For 2016, net unrealized gains related to fixed maturity and equity securities increased by $0.9 billion due primarily to a narrowing of credit spreads, which more than offset the rise in rates.

For further discussion of our investment portfolio see also Note 6 to the Consolidated Financial Statements.

AIG | 2017 Form 10-K                          113

ITEM 7 | Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital losses:

Years Ended December 31,
(in millions)	2017	2016	2015
Sales of fixed maturity securities	$425	$1	$94
Sales of equity securities(a)	88	1,057	1,032
Other-than-temporary impairments:
Severity	(2)	(15)	(13)
Change in intent	(9)	(46)	(233)
Foreign currency declines	(11)	(18)	(57)
Issuer-specific credit events	(234)	(433)	(348)
Adverse projected cash flows	(4)	(47)	(20)
Provision for loan losses	(50)	10	(58)
Foreign exchange transactions	489	(1,226)	416
Variable annuity embedded derivatives, net of related hedges	(1,374)	(1,243)	320
All other derivatives and hedge accounting	(368)	299	78
Impairments on investments in life settlements	(360)	(397)	(540)
Other(b)	30	114	105
Net realized capital gains (losses)	$(1,380)	$(1,944)	$776

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

Net realized capital losses decreased in 2017 compared to 2016 due primarily to foreign exchange gains versus losses in the prior year and lower other-than-temporary impairments. Net realized capital losses in 2017 consisted  primarily of variable annuity embedded derivatives, net of related hedges, and impairments, which were partially offset by gains on the sales of securities and foreign exchange gains.

Variable annuity embedded derivatives, net of related hedge losses were primarily a result of the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with guaranteed minimum withdrawal benefits (GMWB) embedded derivative impacted by interest rates and equity market performance in 2017 and changes in actuarial assumptions in our variable annuity program, both of which are not hedged as part of our economic hedging program.

For additional discussion of market risk management related to these product features see MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies Key Risks – Variable Annuity Risk Management and Hedging Programs. For more information on the economic hedging target and the impact to pre-tax income of this program see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results in this MD&A.

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

For further discussion of our investment portfolio see also Note 6 to the Consolidated Financial Statements.

114                             AIG | 2017 Form 10-K

ITEM 7 |  Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business*:

At December 31,	2017			2016
	Net liability for	Reinsurance	Gross liability	Net liability	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	for unpaid	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	losses and	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation
(net of discount)	$5,690	$4,974	$10,664	$10,486	$1,159	$11,645
U.S. Excess Casualty	4,802	4,053	8,855	8,653	951	9,604
U.S. Other Casualty	5,149	4,793	9,942	8,853	2,618	11,471
U.S. Financial Lines	5,104	1,962	7,066	6,014	1,195	7,209
U.S. Property and Special risks	5,410	968	6,378	4,087	905	4,992
U.S. Personal Insurance	1,380	194	1,574	1,042	197	1,239
Europe Casualty and Financial Lines	6,986	1,156	8,142	5,784	1,313	7,097
Europe Property and Special risks	2,022	632	2,654	1,818	691	2,509
Europe and Japan Personal Insurance	2,348	349	2,697	2,260	180	2,440
Other product lines	5,804	2,307	8,111	4,320	1,706	6,026
Unallocated loss adjustment expenses	1,974	1,258	3,232	2,741	303	3,044
Total General Insurance	46,669	22,646	69,315	56,058	11,218	67,276

Legacy Portfolio - Run-off Lines:
U.S. Long Tail Insurance lines
(net of discount)	4,465	3,675	8,140	4,980	4,154	9,134
Other run-off product lines	153	65	218	160	46	206
Unallocated loss adjusted expenses	370	111	481	347	114	461
Total Legacy Portfolio - Run-off Lines	4,988	3,851	8,839	5,487	4,314	9,801

Other Operations (Blackboard)	28	211	239	-	-	-

Total	$51,685	$26,708	$78,393	$61,545	$15,532	$77,077

 * Includes loss reserve discount of $1.8 billion and $3.6 billion for the years ended December 31, 2017, and 2016, respectively. For discussion of loss reserve discount see Note 13 to the Consolidated Financial Statements.

AIG | 2017 Form 10-K                          115

ITEM 7 |  Insurance Reserves

PRIOR YEAR DEVELOPMENT

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

Year Ended December 31,
(in millions)	2017	2016	2015
General Insurance:
North America*	$371	$5,286	$3,120
International	628	156	155
Total General Insurance	$999	$5,442	$3,275
Legacy Portfolio - Run-off Lines	(21)	402	913
Other Operations	-	(56)	(69)
Total prior year unfavorable development	$978	$5,788	$4,119

*    Includes the amortization attributed to the deferred gain at inception from the NICO adverse development  reinsurance agreement of $228 million in the year ended December 31, 2017.  Consistent with our definition of APTI, the year  ended December 31, 2017 excludes the portion of unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $359 million, and related changes in amortization of the deferred gain of $56 million.

Net Loss Development – 2017

During 2017, we recognized unfavorable prior year loss reserve development of $978 million. This unfavorable development was primarily a result of the following:

•     Unfavorable development in U.S. Excess Casualty and U.S. Other Casualty, driven primarily by increases in underlying severity and greater than expected emerging loss experience in accident year 2016 as well as increased development from claims related to construction defects and construction wrap business (largely from accident years 2006 and prior).

•     Unfavorable development in U.S. Financial Lines, primarily from Directors & Officers (D&O) policies covering privately owned and not-for-profit insureds. This development was predominantly in accident year 2016 and resulted largely from increases in bankruptcy-related claims and fiduciary liability claims for large educational institutions.

•     Higher than expected losses for Europe Casualty and Financial Lines, including a significant increase in large claims activity in our Europe long-tail business, with a large proportion emanating from accident year 2016. In addition, we increased our loss reserves as a result of the decision made by the UK Ministry of Justice to reduce the discount rate applied to lump-sum bodily injury payouts, known as the Ogden rate.

•     In addition, we also observed higher than expected losses in our Europe Property and Special Risks business driven by unexpected development on various large claims across the property, aviation, marine, and trade credit segments.

Our analyses and conclusions about prior year reserves also help inform our judgments about the current accident year loss and loss adjustment expense ratios we selected.

For further details of prior year development by line of business, see Note 13 to the Consolidated Financial Statements. For a discussion of actuarial methods employed for major classes of business, see also Critical Accounting Estimates.

116                             AIG | 2017 Form 10-K

ITEM 7 |  Insurance Reserves

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Year Ended December 31, 2017
(in millions)	Total	2016	2015 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(99)	$46	$(145)
U.S. Excess casualty	125	240	(115)
U.S. Other casualty	14	16	(2)
U.S. Financial lines	248	272	(24)
U.S. Property and special risks	71	74	(3)
U.S. Personal insurance	17	(4)	21
Other product lines	(5)	(19)	14
Total General Insurance North America	$371	$625	$(254)
General Insurance International:
Europe casualty and financial lines	$507	$153	$354
Europe property and special risks	157	122	35
Europe and Japan Personal insurance	(58)	(42)	(16)
Other product lines	22	(28)	50
Total General Insurance International	$628	$205	$423

Legacy Portfolio - Run-off Lines	(21)	(10)	(11)

Other Operations	-	-	-

Total prior year unfavorable development	$978	$820	$158

For accident year 2016, the unfavorable development of $820 million was spread across multiple segments, with the drivers being U.S. Excess Casualty, U.S. Financial Lines, Europe Casualty and Financial Lines, and Europe Property and Special Risks. As noted above, we have seen unexpected loss severity in these portfolios at this early stage of development.

For accident years 2015 and prior, the unfavorable development of $158 million was primarily driven by Europe Casualty and Financial Lines. For North America, development was favorable, primarily reflecting the benefit of the prior year development ceded to NICO and the amortization on the adverse development reinsurance agreement.

Net Loss Development – 2016

During 2016, we recognized adverse prior year loss reserve development of $5.8 billion. This unfavorable development was primarily a result of the following:

•     Higher than expected losses emerging across several casualty product lines, especially in recent accident years (generally, 2011 to 2015) driven by increased frequency and severity of claims. This recent accident year loss emergence caused us to increase loss development factors applied across many accident years.

•     Loss development factors including workers’ compensation tail factors, also increased due to an observed lengthening of loss reporting patterns relative to prior expectations.

•     Increases in loss trend assumptions to reflect the latest observed increases in frequency and severity and the impact of these increased loss trends on expected loss ratios.

•     Changes in weights we apply to the various actuarial methods to better align with updated trends.

Net Loss Development – 2015

During 2015, we recognized unfavorable prior year loss reserve development of $4.1 billion. This unfavorable development was primarily as a result of the following:

•     Higher than expected loss emergence across U.S. Excess Casualty, U.S. Workers’ Compensation, and U.S. Other Casualty lines as well as European Financial Lines.

•     Updated loss development selections in U.S. Excess Casualty, U.S. Financial Lines and U.S. Run-off Casualty Insurance lines, most notably tail factor selections and incorporation of updated industry experience for asbestos liabilities.

•     Revised estimates of expected future recoveries from risk-sharing policies in the U.S. Workers’ Compensation business.

AIG | 2017 Form 10-K                          117

ITEM 7 |  Insurance Reserves

•     Updated estimates for extra-contractual obligation claims and unallocated loss adjustment expenses

We note that for certain categories of claims (e.g., construction defect claims and environmental claims) and for reinsurance recoverable, losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to us. These reclassifications are shown as development in the respective years in the tables above.

Significant Reinsurance Agreements

Effective January 1, 2016, we entered into a two-year reinsurance arrangement with the Swiss Reinsurance Company Ltd, under which we ceded a proportional share of our new and renewal U.S. Primary Casualty portfolio in order to reduce the concentration of casualty business in our portfolio.  This agreement was not renewed for new and renewal business for 2018 but remains in effect for risks attaching during the two-year term of the agreement.

In 2017, we entered into an adverse development reinsurance agreement with NICO, a subsidiary of Berkshire Hathaway Inc., under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion.  At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion. The covered losses ceded to NICO were $13.1 billion and the unexpired limit was $6.9 billion at December 31, 2017. We account for this transaction as retroactive reinsurance. We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire Hathaway Inc. has provided a parental guarantee to secure the obligations of NICO under the agreement. This transaction resulted in a gain, which under U.S. GAAP retroactive reinsurance accounting is deferred and amortized into income over the settlement period.

For a description of AIG’s catastrophe reinsurance protection for 2018, see Enterprise Risk Management – Insurance Risks – General Insurance Companies Key Risks – Natural Catastrophe Risk.

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement at inception and as of December 31, 2017, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	At	December 31,	2017
(in millions)	Inception	2017	Change
Gross Covered Losses
Covered reserves before discount	$33,510	$26,654	$(6,856)
Inception to date losses paid	7,543	14,788	7,245
Attachment point	(25,000)	(25,000)	-
Covered losses above attachment point	$16,053	$16,442	$389

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$12,843	$13,153	$310
Consideration paid including interest	(10,188)	(10,188)	-
Pre-tax deferred gain before discount and amortization	2,655	2,965	310
Discount on ceded losses(a)	(1,539)	(1,539)	-
Pre-tax deferred gain before amortization	1,116	1,426	310
Inception to date amortization of deferred gain at inception	-	(228)	(228)
Inception to date amortization attributed to changes in deferred gain(b)	-	(31)	(31)
Deferred gain liability reflected in AIG's balance sheet	$1,116	$1,167	$51

(a)            For the period from inception to December 31, 2017, the accretion of discount and a reduction in effective interest rates was offset by changes in estimates of the amount and timing of future recoveries under the Adverse Development Reinsurance Agreement.

(b) Excluded from our definition of APTI.

118                             AIG | 2017 Form 10-K

ITEM 7 |  Insurance Reserves

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Year Ended
	December 31, 2017
(in millions)	Before Discount	Discount	Net
Balance at beginning of year	$-	$-	$-
Gain at inception	2,655	(1,539)	1,116
Unfavorable prior year reserve development ceded to NICO(a)	310	-	310
Amortization attributed to deferred gain at inception(b)	(228)	-	(228)
Amortization attributed to changes in deferred gain(c)	(31)	-	(31)
Changes in discount on ceded loss reserves	-	-	-
Balance at end of year	$2,706	$(1,539)	$1,167

(a)  Prior year reserve development ceded to NICO under the retroactive reinsurance agreement is deferred under U.S. GAAP and is recognized in APTI.

(b)  Represents amortization of the deferred gain recognized in APTI and under U.S. GAAP.

(c)  Excluded from APTI and included in U.S. GAAP.

The lines of business subject to this agreement have been the source of the majority of the prior year adverse development charges over the past several years. The agreement is expected to result in lower capital charges for reserve risks at our U.S. insurance subsidiaries. In addition, we would expect future net investment income to decline as a result of lower invested assets.

For a summary of significant reinsurers see Item 7. MD&A – Enterprise Risk Management – Insurance Operations Risks – General Insurance Companies Key Insurance Risks – Reinsurance Recoverable.

LIFE AND ANNUITY reserves and dac

The following section provides discussion of life and annuity reserves and deferred policy acquisition costs.

Update of Actuarial Assumptions

The Life and Retirement companies review and update estimated gross profit projections used to amortize DAC and related items for investment-oriented products at least annually. Estimated gross profit projections include assumptions for investment-related returns and spreads, product-related fees and expenses, mortality gains and losses, policyholder behavior and other factors. In estimating future gross profits, lapse assumptions require judgment and can have a material impact on DAC amortization. If the assumptions used for estimated gross profits change significantly, DAC and related reserves (which may include VOBA, SIA, guaranteed benefit reserves and unearned revenue reserves) are recalculated using the new projections, and any resulting adjustment is included in income. Updating such projections may result in acceleration of amortization in some products and deceleration of amortization in other products.

The Life and Retirement companies also review assumptions related to the valuation of variable annuity GMWB living benefits which are accounted for as embedded derivatives and measured at fair value.  The fair value of these embedded derivatives is based on actuarial assumptions, including policyholder behavior, as well as capital market assumptions.

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

AIG | 2017 Form 10-K                          119

ITEM 7 |  Insurance Reserves

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

The following table presents the increase (decrease) in adjusted pre-tax income resulting from the update of actuarial assumptions for the domestic life and retirement companies, by segment and product line:

Years Ended December 31,
(in millions)	2017	2016	2015
Life and Retirement:
Individual Retirement
Fixed Annuities	$130	$330	$92
Variable and Index Annuities	112	39	-
Total Individual Retirement	242	369	92
Group Retirement	13	(47)	48
Life Insurance	29	(92)	(118)
Institutional Markets	-	-	-
Total Life and Retirement	284	230	22
Other:
Legacy Life and Retirement Run-off	(14)	(614)	(28)
Total increase (decrease) in adjusted pre-tax income from update of assumptions	$270	$(384)	$(6)

The following table presents the increase (decrease) in pre-tax income resulting from the update of actuarial assumptions in the domestic life and retirement companies, by line item as reported in Results of Operations:

Years Ended December 31,
(in millions)	2017	2016	2015
Policy fees	$(2)	$(54)	$21
Interest credited to policyholder account balances	49	65	74
Amortization of deferred policy acquisition costs	184	325	79
Policyholder benefits and losses incurred	39	(720)	(180)
Increase (decrease) in adjusted pre-tax income	270	(384)	(6)
Change in DAC related to net realized capital gains (losses)	44	13	11
Net realized capital gains (losses)	(246)	(56)	(2)
Increase (decrease) in pre-tax income	$68	$(427)	$3

In 2017, adjusted pre-tax income included a net positive adjustment of $270 million, primarily driven by lower lapse assumptions in Fixed Annuities, improved mortality assumptions in Life Insurance, and an increase in the reversion to the mean rates in Variable Annuities. The positive adjustments were partially offset by lower spread assumptions in Fixed Annuities and a loss recognition expense on long-term care business in the Legacy Life and Retirement Run-Off Lines.

In 2016, adjusted pre-tax income included a net negative adjustment of $384 million, primarily driven by $622 million of loss recognition reserves for pre-2010 payout annuities in the Legacy Portfolio, and an increase in Life Insurance reserves for universal life with secondary guarantees. These negative adjustments were partially offset by positive adjustments, primarily due to lower lapse assumptions in Fixed Annuities.

In 2015, adjusted pre-tax income included a net negative adjustment of $6 million, primarily driven by a net negative adjustment of $118 million in Life Insurance, which was offset in large part by net positive adjustments of $92 million in Fixed Annuities and $48 million in Group Retirement.

The adjustments related to the update of actuarial assumptions in each period are discussed by segment below.

120                             AIG | 2017 Form 10-K

ITEM 7 |  Insurance Reserves

Update of Actuarial Assumptions by Segment

Individual Retirement

The update of actuarial assumptions resulted in net positive adjustments to adjusted pre-tax income of Individual Retirement of $242 million, $369 million and $92 million in 2017, 2016 and 2015, respectively.

In Fixed Annuities, the update of estimated gross profit assumptions resulted in a net positive adjustment of $130 million in 2017, which reflected lower lapse assumptions, partially offset by lower spread assumptions. In 2016, a net positive adjustment of $330 million reflected lower lapse assumptions, primarily due to lower long-term interest rates, as well as updates to spread assumptions. In 2015, a net positive adjustment of $92 million reflected refinements to investment spread assumptions, lower terminations and decreases to expense assumptions.

In Variable and Index Annuities, the update of estimated gross profit assumptions resulted in a net positive adjustment of $112 million in 2017, primarily due to an increase in the reversion to the mean rate used for projecting future estimated gross profit for variable annuity products and changes in volatility assumptions. The net positive adjustment was partially offset by a decrease in the separate account long-term asset growth rate assumption from 7.5 percent to 7.0 percent (before expenses that reduce the asset base from which future fees are projected) and a negative adjustment in connection with the conversion to a new modeling platform for Index Annuities.

In 2016, the update of estimated gross profit assumptions resulted in a net positive adjustment of $39 million in Variable and Index Annuities primarily due to favorable updates to assumptions for volatility, lapses, mortality and policy expenses, partially offset by a decrease in the separate account long-term asset growth rate assumption from 8.5 percent to 7.5 percent (before expenses that reduce the asset base from which future fees are projected). The net positive adjustment included a net negative adjustment of approximately $24 million in connection with the conversion to a new modeling platform for variable annuities, primarily due to refinements to assumptions for guaranteed minimum interest rates and investment fees, partially offset by the impact of other refinements identified during the conversion.

 In 2015, there were offsetting updates to assumed investment fees, modeled expenses, and terminations, resulting in no net adjustment to adjusted pre-tax income in Variable and Index Annuities.

Group Retirement

In Group Retirement, the update of estimated gross profit assumptions resulted in a net positive adjustment of $13 million in 2017, primarily due to an increase in the reversion to the mean rate used for projecting future estimated gross profit for variable annuity products and changes in maintenance expense assumptions. The net positive adjustment was partially offset by a decrease in the separate account long-term asset growth rate assumption from 7.5 percent to 7.0 percent (before expenses that reduce the asset base from which future fees are projected) and decreases in fixed annuity spread and separate account fee assumptions. In 2016, a net negative adjustment of $47 million was primarily due to refinements in lapse and partial withdrawal assumptions and a decrease in the separate account long-term asset growth rate assumption from 8.5 percent to 7.5 percent (before expenses that reduce the asset base from which future fees are projected). In 2015, a net positive adjustment of $48 million was primarily due to revisions to mortality and lapse assumptions, partially offset by decreased spread assumptions.

Life Insurance

In Life Insurance, the update of actuarial assumptions resulted in a net positive adjustment of $29 million in 2017, primarily due to improved mortality assumptions, partially offset by lower spread assumptions. In 2016, a net negative adjustment of $92 million was primarily due to refinement to reserves for universal life insurance with secondary guarantees due to lower assumed lapse rates. The update to Life Insurance assumptions in 2016 also included lower spread assumptions. In 2015, the net negative adjustment of $118 million was primarily due to lower assumed lapse rates for certain later-duration universal life with secondary guarantees. The net negative adjustment also reflected lower investment spread assumptions, partially offset by more favorable than expected mortality.

Legacy Portfolio

In 2017, the update of actuarial assumptions resulted in a net negative adjustment of $14 million, primarily due to $13 million of loss recognition expense on long-term care business in the Legacy Life and Retirement Run-Off Lines resulting from model enhancements. In 2016, Legacy Life and Retirement Run-Off Lines recorded $622 million of loss recognition expense on payout annuities. The loss recognition reflected the establishment of additional reserves primarily as a result of mortality experience studies, which indicated increased longevity, particularly on disabled lives on a block of structured settlements underwritten prior to 2010. In 2015, Legacy Life and Retirement Run-Off Lines recorded loss recognition expense of $28 million to increase reserves for certain long-term care business. The loss recognition was primarily a result of lower future premium increase assumptions.

AIG | 2017 Form 10-K                          121

ITEM 7 |  Insurance Reserves

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

For additional discussion of market risk management related to these product features see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies Key Risks – Variable Annuity Risk Management and Hedging Programs.

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

•     The economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for U.S. GAAP valuation, such as margins for policyholder behavior, mortality, and volatility; and

•     The economic hedge target excludes the non-performance or “own credit” risk adjustment used in the U.S. GAAP valuation, which reflects a market participant’s view of our claims-paying ability by incorporating an additional spread (the NPA spread) to the swap curve used to discount projected benefit cash flows. Because the discount rate includes the NPA spread and other explicit risk margins, the U.S. GAAP valuation is generally less sensitive to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target. For more information on our valuation methodology for embedded derivatives within policyholder contract deposits see Note 5  to the Consolidated Financial Statements.

The market value of the hedge portfolio compared to the economic hedge target at any point in time may be different and is not expected to be fully offsetting. In addition to the derivatives held in conjunction with the variable annuity hedging program, the Life and Retirement companies have cash and invested assets available to cover future claims payable under these guarantees.  The primary sources of difference between the change in the fair value of the hedging portfolio and the economic hedge target include:

•     Basis risk due to the variance between expected and actual fund returns, which may be either positive or negative;

•     Realized volatility versus implied volatility;

•     Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

•     Risk exposures that we have elected not to explicitly or fully hedge.

The following table presents a reconciliation between the fair value of the U.S. GAAP embedded derivatives and the value of our economic hedge target:

December 31,
(in millions)	2017	2016
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$1,994	$1,777
Exclude non-performance risk adjustment	(1,947)	(3,148)
Embedded derivative liability, excluding NPA	3,941	4,925
Adjustments for risk margins and differences in valuation	(1,557)	(2,251)
Economic hedge target liability	$2,384	$2,674

122                             AIG | 2017 Form 10-K

ITEM 7 |  Insurance Reserves

Impact on Pre-tax Income (Loss)

The impact on our pre-tax income (loss) of the variable annuity guaranteed living benefits and related hedging results includes changes in the fair value of the GMWB embedded derivatives, and changes in the fair value of related derivative hedging instruments, both of which are recorded in Other realized capital gains (losses). Realized capital gains (losses), as well as net investment income from changes in the fair value of fixed maturity securities used in the hedging program, are excluded from adjusted pre-tax income of Individual Retirement and Group Retirement.

The change in the fair value of the embedded derivatives and the change in the value of the hedging portfolio are not expected to be fully offsetting, primarily due to the differences in valuation between the economic hedge target, the U.S. GAAP embedded derivatives and the fair value of the hedging portfolio, as discussed above. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the embedded derivative liabilities, resulting in a gain, and when corporate credit spreads narrow or tighten, the change in the NPA spread generally increases the fair value of the embedded derivative liabilities, resulting in a loss. In addition to changes driven by credit market-related movements in the NPA spread, the NPA balance also reflects changes in business activity and in the net amount at risk from the underlying guaranteed living benefits.

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

Years Ended December 31,
(in millions)	2017	2016	2015
Change in fair value of embedded derivatives, excluding update of actuarial
assumptions and NPA	$1,423	$-	$(843)
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities	146	120	(43)
Interest rate derivative contracts	(70)	(194)	343
Equity derivative contracts	(1,347)	(919)	(86)
Change in fair value of variable annuity hedging portfolio	(1,271)	(993)	214
Change in fair value of embedded derivatives excluding update of actuarial assumptions
and NPA, net of hedging portfolio	152	(993)	(629)
Change in fair value of embedded derivatives due to NPA spread	(840)	(286)	498
Change in fair value of embedded derivatives due to change in NPA volume	(352)	257	438
Change in fair value of embedded derivatives due to update of actuarial assumptions	(188)	(101)	(30)
Total change due to update of actuarial assumptions and NPA	(1,380)	(130)	906
Net impact on pre-tax income (loss)	$(1,228)	$(1,123)	$277

By Consolidated Income Statement line
Net Investment Income	$146	$120	$(43)
Net Realized capital gains (losses)	(1,374)	(1,243)	320
Net Impact on pre-tax income (loss)	$(1,228)	$(1,123)	$277

The net impact on pre-tax income from the GMWB and related hedges in 2017 (excluding related DAC amortization) was primarily driven by losses from actuarial assumption updates to lapse and volatility assumptions, tightening credit spreads on the NPA spread and the impact on the NPA volume of lower expected GMWB payments, driven by higher equity markets. In 2016, the net impact on pre-tax income was primarily driven by the impact of rising interest rates and equity markets late in the fourth quarter of 2016, which resulted in fair value losses in the hedging portfolio, which were not offset by decreases in the embedded derivative liabilities as the risk margins and other assumptions used in the U.S. GAAP valuation caused the embedded derivatives to be less sensitive to market changes than the related hedge portfolio. In addition, 2016 included losses from actuarial assumption updates due to lapse and mortality assumptions. In 2015, the net impact was primarily driven by increasing NPA spread and volume, which had a positive impact on pre-tax income, partially offset by an increase in embedded derivative liabilities driven by a decline in interest rates and unfavorable equity market performance.

The change in the fair value of embedded derivatives, excluding update of actuarial assumptions and NPA, in 2017 was largely offset by the related hedging portfolio. However, in 2016, the change in fair value of embedded derivatives, excluding update of actuarial assumptions and NPA, reflected losses on the hedging portfolio driven by improvements in both interest rates and equity markets late in the fourth quarter of 2016, which were not offset by decreases in embedded derivative liabilities. In 2015, the change in the fair value of embedded derivatives, excluding update of actuarial assumptions and NPA, included losses from equity volatility, primarily in the third quarter of 2015, a decline in interest rates and unfavorable equity market performance.

AIG | 2017 Form 10-K                          123

ITEM 7 |  Insurance Reserves

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

Change in Economic Hedge Target

The decrease in the economic hedge target liability in 2017 was primarily due to positive equity markets, partially offset by tighter credit spreads and lower equity volatility. The increase in the economic hedge target liability in 2016 was primarily due to the update of actuarial assumptions offset by reductions from positive equity markets and increases in interest rates, particularly in the fourth quarter of 2016.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under U.S. GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

•     Changes in the fair value of fixed maturity securities, primarily corporate bonds for which the fair value option has been elected, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. In 2017, the change in the fair value of the corporate bond hedging program reflected gains primarily due to tightening of credit spreads. The net gains in 2016 reflected the impact of credit spreads tightening and decreases in market interest rates in the first nine months of 2016, partially offset by an increase in rates in the fourth quarter of 2016. The net losses in 2015 reflected increases in market interest rates in the first six months of 2015 and credit spreads widening. The change in the fair value of the hedging bonds, which is excluded from the adjusted pre-tax income of the Individual Retirement and Group Retirement segments, is reported in net investment income on the Consolidated Statements of Income (Loss).

•     Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in a small net loss in 2017, which reflected increases in rates in the latter half of 2017, partially offset by the impact of interest rate declines in the first half of 2017. The net losses in 2016 reflected increases in rates in the fourth quarter of 2016, which more than offset the impact of interest rate declines in the first nine months of 2016.  The net gains in 2015 reflected decreases in market interest rates in the latter half of 2015, partially offset by the impact of increases in rates in the first half of 2015.

•     The change in the fair value of equity derivative contracts, which included futures and options, resulted in losses in 2017, 2016 and 2015, which varied based on the relative growth in equity market returns in the respective years.

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the life and retirement companies, excluding DAC of Legacy Portfolio:

Years Ended December 31,
(in millions)	2017	2016	2015
Balance, beginning of year	$7,571	$7,174	$5,949
Acquisition costs deferred	970	1,026	1,205
Amortization expense:
Update of assumptions included in adjusted pre-tax income	194	315	79
Related to realized capital gains and losses	293	276	(2)
All other operating amortization	(937)	(928)	(873)
Increase (decrease) in DAC due to foreign exchange	26	(40)	(11)
Change related to unrealized depreciation (appreciation) of investments	(480)	(252)	827
Balance, end of year*	$7,637	$7,571	$7,174

*    DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $8.9 billion, $8.4 billion and $7.7 billion at December 31, 2017, 2016 and 2015, respectively.

The net adjustments to DAC amortization from the update of actuarial assumptions for estimated gross profits, including those reported within change in DAC related to net realized capital gains (losses), represented two percent, four percent and one percent of the DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments as of December 31, 2017, 2016 and 2015, respectively.

124                             AIG | 2017 Form 10-K

ITEM 7 |  Insurance Reserves

Reversion to the Mean

In 2017, we updated the long-term annual growth assumption applied to subsequent periods used in our reversion to the mean methodology for estimating future estimated gross profits for variable annuity products, from 7.5 percent to 7.0 percent (before expenses that reduce the asset base from which future fees are projected). The five-year reversion to the mean period has met the criteria for adjustment in 2017. As a result, the average gross long-term return measurement start date was reset to December 31, 2011 for Individual Retirement and June 30, 2013 for Group Retirement; the reversion to the mean rates (gross of fees) were increased to 3.74 percent in Individual Retirement and 3.78 percent for Group Retirement. Sustained favorable equity market performance in excess of long-term assumptions could result in additional unlocking in the Individual Retirement or Group Retirement variable annuity product lines in the future, with a positive effect on pre-tax income in the period of the unlocking.

In 2016, the long-term annual asset growth assumption was updated from 8.5 percent to 7.5 percent. The five-year reversion to the mean period has not met the criteria for adjustment in 2016 and 2015.

For additional discussion of assumptions related to our reversion to the mean methodology see Critical Accounting Estimates – Estimated Gross Profits for Investment-Oriented Products.

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC and Reserves for universal life and investment-type products (collectively, investment-oriented products) are adjusted at each balance sheet date to reflect the change in DAC, unearned revenue, and benefit reserves with an offset to Other comprehensive income as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow Investment-Oriented Adjustments). Shadow Investment-Oriented Adjustments to DAC and unearned revenue generally move in the opposite direction of the change in unrealized appreciation of the available for sale securities portfolio, reducing the reported DAC and unearned revenue balance when market interest rates decline. Conversely, shadow Investment-Oriented Adjustments to benefit reserves generally move in the same direction as the change in unrealized appreciation of the available for sale securities portfolio, increasing reported future policy benefit liabilities balance when market interest rates decline. Market interest rates decreased in 2017. As a result, the unrealized appreciation of fixed maturity securities held in the Life and Retirement companies that support the businesses at December 31, 2017 increased by $3.4 billion compared to December 31, 2016, which resulted in a decrease in DAC and unearned revenues and an increase in future policy benefit liabilities to reflect the shadow Investment-Oriented Adjustments.

Similarly, for long-duration traditional products, significant unrealized appreciation of investments in a sustained low interest rate environment may cause additional future policy benefit liabilities (shadow loss reserves) with an offset to Other comprehensive income to be recorded. At December 31, 2017, future policy benefit liabilities increased to reflect additional shadow loss reserves.

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policy funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

Years Ended December 31,
(in millions)	2017	2016	2015
Individual Retirement
Balance at beginning of year, gross	$129,321	$121,474	$115,831
Premiums and deposits	11,906	16,062	18,376
Surrenders and withdrawals	(10,943)	(10,027)	(9,742)
Death and other contract benefits	(3,089)	(2,991)	(3,016)
Subtotal	(2,126)	3,044	5,618
Change in fair value of underlying assets and reserve accretion, net of
policy fees	10,098	3,657	(1,775)
Cost of funds*	1,528	1,614	1,613
Other reserve changes	(250)	(468)	187
Balance at end of year	138,571	129,321	121,474
Reinsurance ceded	(322)	(371)	(336)
Total Individual Retirement insurance reserves and mutual fund assets	$138,249	$128,950	$121,138

AIG | 2017 Form 10-K                          125

ITEM 7 |  Insurance Reserves

Group Retirement
Balance at beginning of year, gross	$88,622	$84,145	$85,861
Premiums and deposits	7,550	7,570	6,920
Surrenders and withdrawals	(8,019)	(7,589)	(8,505)
Death and other contract benefits	(562)	(536)	(506)
Subtotal	(1,031)	(555)	(2,091)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	8,617	3,923	(657)
Cost of funds*	1,098	1,109	1,106
Other reserve changes	-	-	(74)
Balance at end of year	97,306	88,622	84,145
Total Group Retirement insurance reserves and mutual fund assets	$97,306	$88,622	$84,145
Life Insurance
Balance at beginning of year, gross	$18,397	$18,006	$17,464
Premiums and deposits	3,484	3,391	3,353
Surrenders and withdrawals	(569)	(650)	(440)
Death and other contract benefits	(575)	(522)	(577)
Subtotal	2,340	2,219	2,336
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(889)	(1,033)	(1,026)
Cost of funds*	376	386	394
Other reserve changes	(800)	(1,181)	(1,162)
Balance at end of year	19,424	18,397	18,006
Reinsurance ceded	(1,055)	(1,085)	(1,121)
Total Life Insurance reserves	$18,369	$17,312	$16,885
Institutional Markets
Balance at beginning of year, gross	$15,385	$14,216	$12,978
Premiums and deposits	4,247	2,153	1,732
Surrenders and withdrawals	(1,291)	(1,283)	(520)
Death and other contract benefits	(343)	(617)	(56)
Subtotal	2,613	253	1,156
Change in fair value of underlying assets and reserve accretion, net of
policy fees	245	256	(16)
Cost of funds*	253	244	245
Other reserve changes	84	416	(147)
Balance at end of year	18,580	15,385	14,216
Reinsurance ceded	(3)	(3)	(4)
Total Institutional Markets reserves	$18,577	$15,382	$14,212
Total insurance reserves and mutual fund assets
Balance at beginning of year, gross	$251,725	$237,841	$232,134
Premiums and deposits	27,187	29,176	30,381
Surrenders and withdrawals	(20,822)	(19,549)	(19,207)
Death and other contract benefits	(4,569)	(4,666)	(4,155)
Subtotal	1,796	4,961	7,019
Change in fair value of underlying assets and reserve accretion, net of
policy fees	18,071	6,803	(3,474)
Cost of funds*	3,255	3,353	3,358
Other reserve changes	(966)	(1,233)	(1,196)
Balance at end of year	273,881	251,725	237,841
Reinsurance ceded	(1,380)	(1,459)	(1,461)
Total insurance reserves and mutual fund assets	$272,501	$250,266	$236,380

* Excludes amortization of deferred sales inducements

126                             AIG | 2017 Form 10-K

ITEM 7 |  Insurance Reserves

Insurance reserves of Life and Retirement, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

At December 31,
(in millions)	2017	2016
Future policy benefits	$13,592	$10,945
Policyholder contract deposits	130,735	127,048
Other policy funds	401	434
Separate account liabilities	90,819	80,979
Total insurance reserves	235,547	219,406
Mutual fund assets	38,334	32,319
Total insurance reserves and mutual fund assets	$273,881	$251,725

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet our payment obligations.  It is defined as cash and unencumbered assets that can be monetized in a short period of time at a reasonable cost. We manage our liquidity prudently through various risk committees, policies and procedures, and a stress testing and liquidity risk framework established by our Treasury group with oversight by Enterprise Risk Management (ERM). Our liquidity risk framework is designed to manage liquidity at both AIG Parent and its subsidiaries to meet our financial obligations for a minimum of six months under a liquidity stress scenario.

See Enterprise Risk Management — Risk Appetite, Limits, Identification, and Measurement and Enterprise Risk Management — Liquidity Risk Management below for additional information.

Capital refers to the long-term financial resources available to support the operation of our businesses, fund business growth, and cover financial and operational needs that arise from adverse circumstances. Our primary source of ongoing capital generation is derived from the profitability of our insurance subsidiaries. We must comply with numerous constraints on our minimum capital positions. These constraints drive the requirements for capital adequacy at AIG and the individual businesses and are based on internally-defined risk tolerances, regulatory requirements, rating agency and creditor expectations and business needs. Actual capital levels are monitored on a regular basis, and using ERM’s stress testing methodology, we evaluate the capital impact of potential macroeconomic, financial and insurance stresses in relation to the relevant capital constraints of both AIG and our insurance subsidiaries.

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

Depending on market conditions, regulatory and rating agency considerations and other factors, we may take various liability and capital management actions. Liability management actions may include, but are not limited to, repurchasing or redeeming outstanding debt, issuing new debt or engaging in debt exchange offers. Capital management actions may include, but are not limited to, paying dividends to our shareholders and share and/or warrant repurchases.

AIG | 2017 Form 10-K                          127

ITEM 7 |  Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES ACTIVITY FOR 2017

Sources

AIG Parent Funding from Subsidiaries

During 2017, AIG Parent received $1.9 billion in dividends from subsidiaries. Of this amount, $350 million was dividends in the form of cash and fixed maturity securities from our General Insurance companies, $1.5 billion was dividends and loan repayments in the form of cash and fixed maturity securities from our Life and Retirement companies and $2 million was cash dividends from AIG Federal Savings Bank.

AIG Parent also received a net amount of $2.2 billion in tax sharing payments in the form of cash and fixed maturity securities from our insurance businesses in 2017, reflecting $1.2 billion that was reimbursed by AIG Parent to our insurance businesses during the fourth quarter of 2017 primarily as a result of adjustments made to prior-year tax sharing payments. The tax sharing payments may continue to be subject to adjustment in future periods.

The dividends, loan repayments and tax sharing payments from our Life and Retirement companies resulted from and were funded, in part, by excess statutory capital released by Life Insurance Reinsurance Transactions.

For information regarding the Life Insurance Reinsurance Transactions, see Business Segment Operations — Life and Retirement.

Debt Issuances

In June 2017, we issued €1.0 billion aggregate principal amount ($1.1 billion at closing) of 1.875% Notes Due 2027.

In November 2017, we issued $400 million aggregate principal amount of Zero Coupon Callable Notes due 2047.

Legacy Investments

During 2017, we generated approximately $3.0 billion in return of capital from Legacy Investments, including through the sale of our remaining life settlements contracts.

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

Uses

Debt Reduction

On July 17, 2017, we redeemed $290 million aggregate principal amount of our outstanding 4.90% Callable Notes Due July 17, 2045.

On September 25, 2017, we redeemed $420 million aggregate principal amount of our outstanding 4.90% Callable Notes Due September 25, 2045.

We also made other repurchases of and repayments on debt instruments of approximately $3.1 billion during 2017. AIG Parent made interest payments on our debt instruments totaling $948 million during 2017.

Dividend

We paid a cash dividend of $0.32 per share on AIG Common Stock during each quarter of 2017.

Repurchase of Common Stock

We repurchased approximately 100 million shares of AIG Common Stock during 2017, for an aggregate purchase price of approximately $6.3 billion.

128                             AIG | 2017 Form 10-K

ITEM 7 |  Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statements of Cash Flows:

Years Ended December 31,
(in millions)	2017	2016	2015
Sources:
Net cash provided by operating activities	$-	$2,383	$2,877
Net cash provided by changes in restricted cash	-	385	1,457
Net cash provided by other investing activities	14,792	4,359	7,005
Changes in policyholder contract balances	2,123	4,059	2,410
Issuance of long-term debt	3,356	5,954	6,867
Net cash provided by other financing activities	-	377	818
Total sources	20,271	17,517	21,434
Uses:
Net cash used in operating activities	(8,585)	-	-
Change in restricted cash	(121)	-	-
Repayments of long-term debt	(3,698)	(4,082)	(9,805)
Purchases of AIG Common Stock	(6,275)	(11,460)	(10,691)
Dividends paid	(1,172)	(1,372)	(1,028)
Purchases of warrants	(3)	(309)	-
Net cash used in other financing activities	(28)	-	-
Total uses	(19,882)	(17,223)	(21,524)
Effect of exchange rate changes on cash	(28)	52	(39)
Increase (decrease) in cash	$361	$346	$(129)

The following table presents a summary of AIG’s Consolidated Statement of Cash Flows:

Years Ended December 31,
(in millions)	2017	2016	2015
Summary:
Net cash provided by (used in) operating activities	$(8,585)	$2,383	$2,877
Net cash provided by investing activities	14,671	4,744	8,462
Net cash used in financing activities	(5,697)	(6,833)	(11,429)
Effect of exchange rate changes on cash	(28)	52	(39)
Increase (decrease) in cash	361	346	(129)
Cash at beginning of year	1,868	1,629	1,758
Change in cash of businesses held for sale	133	(107)	-
Cash at end of year	$2,362	$1,868	$1,629

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $1.2 billion in 2017 compared to $1.3 billion in 2016 and $1.4 billion in 2015. Excluding interest payments, AIG had operating cash outflows of $7.3 billion in 2017 compared to operating cash inflow of $3.7 billion and $4.2 billion in 2016 and 2015 respectively. The operating cash outflow in 2017 was primarily due to payment for the adverse development reinsurance agreement entered into with NICO.

AIG | 2017 Form 10-K                          129

ITEM 7 |  Liquidity and Capital Resources

Investing Cash Flow Activities

Net cash provided by investing activities in 2017 was $14.7 billion compared to investing cash inflows of $4.7 billion in 2016, which included $2.8 billion of net cash proceeds from the sales of United Guaranty, Ascot and AIG Advisor Group. Net cash provided by investing activities for 2015 included $4.2 billion of net cash proceeds from the sale of ordinary shares of AerCap.  Net cash provided by investing activities in 2017 primarily included sales of certain investments to fund the adverse development reinsurance agreement entered into with NICO.

Financing Cash Flow Activities

Net cash used in financing activities in 2017 included:

•     approximately $1.2 billion in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each quarter of 2017;

•     approximately $6.3 billion to repurchase approximately 100 million shares of AIG Common Stock; and

•     approximately $342 million in net outflows from the issuance and repayment of long-term debt.

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

•     approximately $309 million to repurchase approximately 17 million warrants to purchase shares of AIG Common Stock; and

•     approximately $1.9 billion in net inflows from the issuance and repayment of long-term debt.

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

•     approximately $10.7 billion to repurchase approximately 182 million shares of AIG Common Stock; and

•     approximately $2.9 billion in net outflows from the issuance and repayment of long-term debt.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of December 31, 2017, AIG Parent had approximately $11.8 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

130                             AIG | 2017 Form 10-K

ITEM 7 |  Liquidity and Capital Resources

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	December 31, 2017	December 31, 2016
Cash and short-term investments(a)	$2,114	$3,950
Unencumbered fixed maturity securities(b)	5,172	4,470
Total AIG Parent liquidity	7,286	8,420
Available capacity under syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$11,786	$12,920

(a)  Cash and short-term investments include reverse repurchase agreements totaling $1.7 billion and $1.0 billion as of December 31, 2017 and 2016, respectively.

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

Each of our material insurance companies’ liquidity is monitored through various internal liquidity risk measures.  The primary sources of liquidity are premiums, fees, reinsurance recoverables and investment income and maturities. The primary uses of liquidity are paid losses, reinsurance payments, benefit claims, surrenders, withdrawals, interest payments, dividends, expenses, investment purchases and collateral requirements.

Our General Insurance companies may require additional funding to meet capital or liquidity needs under certain circumstances.  Large catastrophes may require us to provide additional support to our affected operations. Downgrades in our credit ratings could put pressure on the insurer financial strength ratings of our subsidiaries, which could result in non‑renewals or cancellations by policyholders and adversely affect the subsidiary’s ability to meet its own obligations. Increases in market interest rates may adversely affect the financial strength ratings of our subsidiaries, as rating agency capital models may reduce the amount of available capital relative to required capital. Other potential events that could cause a liquidity strain include an economic collapse of a nation or region significant to our operations, nationalization, catastrophic terrorist acts, pandemics or other events causing economic or political upheaval.

On January 20, 2017, certain of our General Insurance companies entered into an adverse development reinsurance agreement with NICO under which they transferred to NICO 80 percent of reserve risk on substantially all of their U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, these General Insurance companies ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion. The total consideration paid, including interest, was $10.2 billion.

Management believes that because of the size and liquidity of our Life and Retirement companies’ investment portfolios, normal deviations from projected claim or surrender experience would not create significant liquidity risk. Furthermore, our Life and Retirement companies’ products contain certain features that mitigate surrender risk, including surrender charges. However, in times of extreme capital markets disruption, liquidity needs could outpace resources. As part of their risk management framework, our Life and Retirement companies continue to evaluate and, where appropriate, pursue strategies and programs to improve their liquidity position and facilitate their ability to maintain a fully invested asset portfolio.

Certain of our U.S. insurance companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had outstanding borrowings from the FHLBs in an aggregate amount of approximately $190 million and $733 million at December 31, 2017 and December 31, 2016, respectively. The outstanding borrowings are being used primarily for interest rate risk management purposes in connection with certain reinsurance arrangements, and the related balances are expected to decline as underlying premiums are collected. Our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from the FHLBs at December 31, 2017, and aggregate borrowings in the form of cash advances of approximately $2 million at December 31, 2016. In addition, $606 million and $429 million were due to the FHLB of Dallas at December 31, 2017 and December 31, 2016, respectively, under funding agreements issued by our Institutional Markets business, which were reported in Policyholder contract deposits.

AIG | 2017 Form 10-K                          131

ITEM 7 |  Liquidity and Capital Resources

Certain of our U.S. Life and Retirement companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $2.9 billion and $2.4 billion of securities subject to these agreements at December 31, 2017 and December 31, 2016, respectively, and $3.0 billion and $2.5 billion of liabilities to borrowers for collateral received at December 31, 2017 and December 31, 2016, respectively.

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

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions.  These financial institutions issue letters of credit from time to time to certain of our General Insurance companies for insurance regulatory and reinsurance collateral purposes or for capital support, and the total outstanding amount of issued letters of credit for these purposes was approximately $3.1 billion at year end 2017. Letters of credit issued in support of the Life and Retirement companies totaled approximately $900 million at year end 2017.

During 2016, we created a new Switzerland-domiciled international holding company, AIG International Holdings, GmbH (AIGIH), which is intended to be the ultimate holding company for all of our international entities. This international holding company structure is part of our ongoing efforts to simplify our organizational structure, and is expected to facilitate the optimization of our international capital strategy from both a regulatory and tax perspective. Through February 8, 2018, substantially all of our international operations have been transferred to AIGIH. We will continue to monitor our international holding company structure in light of regulatory, tax and other developments, to ensure that this strategy continues to be effective.

In 2017, our General Insurance companies paid approximately $350 million in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. government and government-sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

In 2017, our Life and Retirement companies collectively declared a total of $2.4 billion of dividends, return of capital and loan repayments. Of this amount, $1.1 billion was paid in the form of cash, $387 million was paid in the form of fixed maturity securities, and $890 million was retained at an intermediate life insurance holding company to fund tax sharing payments to AIG Parent. The Life and Retirement companies made tax sharing payments to AIG Parent in 2017 totaling $3.3 billion in the form of cash and fixed maturity securities, primarily as a result of the Life Insurance Reinsurance Transactions. Fixed maturity securities used to fund dividends and tax sharing payments included U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

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

As of December 31, 2017, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

132                             AIG | 2017 Form 10-K

ITEM 7 |  Liquidity and Capital Resources

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

December 31, 2017		Payments due by Period
	Total		2019 -	2021 -
(in millions)	Payments	2018	2020	2022	Thereafter
Insurance operations
Loss reserves	$80,237	$18,204	$23,033	$12,872	$26,128
Insurance and investment contract liabilities	242,108	15,804	30,283	28,563	167,458
Borrowings	976	-	115	219	642
Interest payments on borrowings	902	50	99	99	654
Operating leases	708	202	259	141	106
Other long-term obligations	11	3	5	2	1
Total	$324,942	$34,263	$53,794	$41,896	$194,989
Other
Borrowings	$24,445	$2,095	$2,636	$3,252	$16,462
Interest payments on borrowings	14,340	996	1,818	1,539	9,987
Operating leases	125	41	57	13	14
Other long-term obligations	283	50	106	84	43
Total	$39,193	$3,182	$4,617	$4,888	$26,506
Consolidated
Loss reserves	$80,237	$18,204	$23,033	$12,872	$26,128
Insurance and investment contract liabilities	242,108	15,804	30,283	28,563	167,458
Borrowings	25,421	2,095	2,751	3,471	17,104
Interest payments on borrowings	15,242	1,046	1,917	1,638	10,641
Operating leases	833	243	316	154	120
Other long-term obligations(a)	294	53	111	86	44
Total(b)	$364,135	$37,445	$58,411	$46,784	$221,495

(a)  Primarily includes contracts to purchase future services and other capital expenditures.

(b)  Does not reflect obligations in connection with the agreement to purchase Validus Holdings, Ltd., which was entered into on January 21, 2018 and is expected to close mid-2018 subject to obtaining the relevant regulatory approvals and other customary closing conditions. For further discussion of the purchase of Validus Holdings, Ltd. see Note 26 to the Consolidated Financial Statements. Also does not reflect unrecognized tax benefits of $4.7 billion. See Note 23 to the Consolidated Financial Statements for additional information.

Loss Reserves

Loss reserves relate to our General Insurance companies and represent estimates of future loss and loss adjustment expense payments estimated based on historical loss development payment patterns. Due to the significance of the assumptions used, the payments by period presented above could be materially different from actual required payments. We believe that our General Insurance companies maintain adequate financial resources to meet the actual required payments under these obligations.

Insurance and Investment Contract Liabilities

Insurance and investment contract liabilities, including GIC liabilities, relate to our Life and Retirement companies. These liabilities include various investment-type products with contractually scheduled maturities, including periodic payments. These liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) we are not currently making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship or (iii) payment may occur due to a surrender or other non-scheduled event beyond our control.

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

We believe that our Life and Retirement companies have adequate financial resources to meet the payments actually required under these obligations. These subsidiaries have substantial liquidity in the form of cash and short-term investments. In addition, our Life and Retirement companies maintain significant levels of investment  grade rated fixed maturity securities, including substantial

AIG | 2017 Form 10-K                          133

ITEM 7 |  Liquidity and Capital Resources

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2017		Amount of Commitment Expiring
	Total Amounts		2019 -	2021 -
(in millions)	Committed	2018	2020	2022	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$160	$138	$11	$-	$11
Guarantees of indebtedness	63	63	-	-	-
All other guarantees(a)	2	-	-	2	-
Commitments:
Investment commitments(b)	2,914	1,893	813	166	42
Commitments to extend credit	2,334	1,633	323	285	93
Letters of credit	5	5	-	-	-
Total(c)	$5,478	$3,732	$1,147	$453	$146
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$74
Standby letters of credit	139	139	-	-	-
All other guarantees	84	7	28	28	21
Commitments:
Investment commitments(b)	264	32	16	106	110
Commitments to extend credit(e)	200	-	200	-	-
Letters of credit	17	17	-	-	-
Total(c)(f)	$778	$195	$244	$134	$205
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$74
Standby letters of credit	299	277	11	-	11
Guarantees of indebtedness	63	63	-	-	-
All other guarantees(a)	86	7	28	30	21
Commitments:
Investment commitments(b)	3,178	1,925	829	272	152
Commitments to extend credit(e)	2,534	1,633	523	285	93
Letters of credit	22	22	-	-	-
Total(c)(f)	$6,256	$3,927	$1,391	$587	$351

(a)  Includes construction guarantees connected to affordable housing investments by our Life and Retirement companies. Excludes potential amounts for indemnification obligations included in asset sales agreements. For further information on indemnification obligations see Note 16 to the Consolidated Financial Statements.

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

134                             AIG | 2017 Form 10-K

ITEM 7 |  Liquidity and Capital Resources

(c)  Does not include guarantees, CMAs or other support arrangements among AIG consolidated entities.

(d)  Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(e)  Includes a senior unsecured revolving credit facility between AerCap Ireland Capital Designated Activity Company (formerly AerCap Ireland Capital Limited), as borrower, and AIG Parent, as lender (the AerCap Credit Facility). The AerCap Credit Facility permits loans for general corporate purposes. In December 2017, the aggregate commitment under the AerCap Credit Facility was reduced to $200 million from $500 million and the termination date of the facility was extended to October 2019 from May 2019. At December 31, 2017, no amounts were outstanding under the AerCap Credit Facility.

(f)  Excludes commitments with respect to pension plans. The annual pension contribution for 2018 is expected to be approximately $64 million for U.S. and non-U.S. plans.

Tax Matters

If the settlement agreements in principle are concluded in our ongoing dispute related to the disallowance of foreign tax credits associated with cross border financing transactions, we will be required to make a payment to the U.S. Treasury. Although we can provide no assurance regarding whether the non-binding settlements will be finalized, the amount we currently expect to pay based on current proposed settlement terms is approximately $1.3 billion. This amount is net of payments previously made with respect to cross border financing transactions involving matters dating back to 1997 and other matters largely related to the same tax years.  There remains uncertainty with regard to whether the settlements in principle will ultimately be approved by the relevant authorities as well as the amount and timing of any potential payments, which are not likely to be made before sometime in 2019.

 For additional information regarding this matter see Note 23 to the Consolidated Financial Statements.

Arrangements with Variable Interest Entities

We enter into various arrangements with variable interest entities (VIEs) in the normal course of business, and we consolidate a VIE when we are the primary beneficiary of the entity.

For a further discussion of our involvement with VIEs see Note 10 to the Consolidated Financial Statements.

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

For additional information regarding our indemnification agreements see Note 16 to the Consolidated Financial Statements.

We have recorded liabilities for certain of these arrangements where it is possible to estimate them. These liabilities are not material in the aggregate. We are unable to develop a reasonable estimate of the maximum potential payout under some of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments under these arrangements.

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Year Ended December 31, 2017	December 31,		and	Foreign	Other		December 31,
(in millions)	2016	Issuances	Repayments	Exchange	Changes		2017
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$19,432	$1,505	$(890)	$274	$18		$20,339
Junior subordinated debt	843	-	(38)	35	1		841
AIG Japan Holdings Kabushiki Kaisha	330	-	-	4	-		334
AIGLH notes and bonds payable	281	-	-	-	-		281
AIGLH junior subordinated debt	361	-	-	-	-		361
Total AIG general borrowings	21,247	1,505	(928)	313	19		22,156
AIG borrowings supported by assets:(a)
MIP notes payable	1,099	-	(786)	46	(3)		356
Series AIGFP matched notes and bonds payable	32	-	(10)	-	(1)		21
GIAs, at fair value	2,934	375	(613)	-	11	(b)	2,707
Notes and bonds payable, at fair value	494	2	(359)	-	44	(b)	181
Total AIG borrowings supported by assets	4,559	377	(1,768)	46	51		3,265
Total debt issued or guaranteed by AIG	25,806	1,882	(2,696)	359	70		25,421

AIG | 2017 Form 10-K                          135

ITEM 7 |  Liquidity and Capital Resources

Debt not guaranteed by AIG:
Other subsidiaries' notes, bonds, loans and
mortgages payable(c)	735	-	(543)	-	(2)		190
Debt of consolidated investments(d)	4,371	1,474	(588)	22	750	(e)	6,029
Total debt not guaranteed by AIG	5,106	1,474	(1,131)	22	748		6,219
Total debt	$30,912	$3,356	$(3,827)	$381	$818		$31,640

(a)  AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $2.0 billion and $2.2 billion at December 31, 2017 and 2016, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  Includes primarily borrowings with Federal Home Loan Banks by our U.S. insurance companies.  These borrowings are short term in nature and related activity is presented net of issuances and maturities and repayments.

(d)  At December 31, 2017, includes debt of consolidated investment vehicles related to real estate investments of $2.5 billion, affordable housing partnership investments of $1.8 billion and other securitization vehicles of $1.7 billion. At December 31, 2016, includes debt of consolidated investment vehicles related to real estate investments of $1.9 billion, affordable housing partnership investments of $1.7 billion and other securitization vehicles of $771 million.

(e)  Includes the effect of consolidating previously unconsolidated partnerships.

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at December 31, 2017 of AIG (excluding $6.0 billion of borrowings of consolidated investments) for the next four quarters:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in millions)	2018	2018	2018	2018	Total
AIG general borrowings	$1,107	$-	$-	$-	$1,107
AIG borrowings supported by assets	34	349	469	136	988
Other subsidiaries' notes, bonds, loans and
mortgages payable	190	-	-	-	190
Total	$1,331	$349	$469	$136	$2,285

See Note 15 to the Consolidated Financial Statements for additional details on debt outstanding.

136                             AIG | 2017 Form 10-K

ITEM 7 |  Liquidity and Capital Resources

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of February 8, 2018. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

For a discussion of the effects of downgrades in our credit ratings see Note 11 to the Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit.

FINANCIAL STRENGTH Ratings

Financial Strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy.  The following table presents the ratings of our significant insurance subsidiaries as of February 8, 2018.

	A.M. Best	S&P	Fitch	Moody’s
National Union Fire Insurance Company of Pittsburgh, Pa.	A	A+	A	A2
Lexington Insurance Company	A	A+	A	A2
American Home Assurance Company (US)	A	A+	A	A2
American General Life Insurance Company	A	A+	A+	A2
The Variable Annuity Life Insurance Company	A	A+	A+	A2
United States Life Insurance Company in the City of New York	A	A+	A+	A2
AIG Europe Limited	A	A+	A	A2
AIG General Insurance Co. Ltd.	NR	A+	NR	NR

These financial strength ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.

For a discussion of the effects of downgrades in our financial strength ratings see Note 11 to the Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit.

AIG | 2017 Form 10-K                          137

ITEM 7 |  Liquidity and Capital Resources

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources see Item 1. Business — Regulation and Item 1A. Risk Factors — Regulation.

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

On February 8, 2018, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2018 to shareholders of record on March 15, 2018. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 17 to the Consolidated Financial Statements.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors approved an additional increase of $2.5 billion to the share repurchase authorization.  As of February 8, 2018, approximately $2.3 billion remained under the authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

During 2017, we repurchased approximately 100 million shares of AIG Common Stock for an aggregate purchase price of approximately $6.3 billion pursuant to this authorization.

Dividend Restrictions

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities.

For a discussion of restrictions on payments of dividends by our subsidiaries see Note 19 to the Consolidated Financial Statements.

138                             AIG | 2017 Form 10-K

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

Overview

We have an integrated process for managing risks throughout our organization in accordance with our firm‑wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management (ERM) Department supervises and integrates the risk management functions in each of our business units, providing senior management with a consolidated view of AIG’s major risk positions. Within each business unit, senior leaders and executives approve risk‑taking policies and targeted risk tolerance within the framework provided by ERM. ERM supports our businesses and management in the embedding of risk management in our key day-to-day business processes and in identifying, assessing, quantifying, managing, monitoring, reporting, and mitigating the risks taken by us and our businesses. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur.

Risk Governance Structure

Our risk governance structure fosters the development and maintenance of a risk and control management culture that encompasses all significant risk categories impacting our lines of business and functions. Accountability for the implementation and oversight of risk policies is aligned with individual corporate executives, with the risk committees receiving regular reports regarding compliance with each policy to support risk governance at our corporate level as well as in each business unit. We review our governance and committee structure on a regular basis and make changes as appropriate to continue to effectively manage and govern our risks and risk-taking.

Our Board of Directors oversees the management of risk through its Risk and Capital Committee (RCC) and Audit Committee. Those committees regularly interact with other committees of the Board of Directors. Our Chief Risk Officer (CRO) reports to both the RCC and our Chief Executive Officer (CEO).

The Group Risk Committee (GRC):   The GRC is the senior management group responsible for assessing all significant risk issues on a global basis to protect our financial strength, optimize our intrinsic value, and protect our reputation. The GRC is chaired by our CRO. Its membership includes our CEO, Chief Financial Officer (CFO), and other senior executives from across our corporate functions and business units. Our CRO reports periodically on behalf of the GRC to both the RCC and the Audit Committee of the Board of Directors. Our CRO is also a member of the Executive Leadership Team (ELT) providing ERM the opportunity to contribute to, review, monitor and consider the impact of changes in strategy.

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

Technology, Operational Risk & Control Committee (TORCC):  This committee oversees technology and operational risk management and control issues and activities across our businesses, functions, and geographic locations. The TORCC reviews our risk management practices and monitors current and emerging technology and operational risks, as well as management actions taken to reduce such risks to acceptable levels within our risk appetite. It primarily focuses on establishing the firm-wide framework for identifying, assessing, measuring, managing and monitoring technology and operational risks. The TORCC addresses firm-wide, rather than business-specific issues and is mandated to prioritize technology and operational improvements that are significant and transformational. The TORCC also provides a forum for senior management to assess our business technology and operational risk profiles that may affect our strategic objectives.

AIG | 2017 Form 10-K                          139

ITEM 7 | Enterprise Risk Management

The scope of the TORCC includes, but is not limited to, Operational Risk Management, Technology Risk Management, Model Risk Management, Information Security, Compliance, Sarbanes Oxley, Disaster Recovery, Project Risk Management and Vendor Risk Management.

The TORCC is an authorized sub-committee of our GRC and supports the GRC in its risk management oversight role.  The TORCC is co-chaired by our CRO and our CIO. Membership of the TORCC also includes Owners of the Control Agenda (OCA), Business Information Officers, and members of the various control and assurance functions.

In addition, the TORCC may form, and delegate authority to, sub-committees or working groups which oversee Technology and Operational risk-related matters on its behalf with periodic reporting to the TORCC.

Business Unit Risk Committees:  Each of our major insurance businesses has established a risk committee that serves as the senior management committee responsible for risk oversight at the individual business unit level. The risk committees are responsible for the identification, assessment and monitoring of all sources of risk within their respective portfolios. Specific responsibilities include setting risk tolerances, reviewing the capital allocation framework, insurance portfolio optimization, and providing oversight of risk-adjusted metrics. In addition, each business unit has established subordinate committees at the legal entity level and has working groups in place that support these committees in executing their duties, such as ensuring policies are adhered to, and transactions are completed with risk appetite in mind. Together, these committees provide comprehensive risk oversight throughout the organization.

140                             AIG | 2017 Form 10-K

ITEM 7 | Enterprise Risk Management

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

Risk Limits

A key component of our Risk Appetite Framework is having a process in place that establishes and maintains appropriate limits on the material risks identified for our core businesses and facilitates monitoring and meeting of both internal and external stakeholder expectations. Our objectives include:

•     Establishing risk monitoring, providing early warning indicators, and ensuring timely oversight and enforceability of limits;

•     Defining a consistent and transparent approach to limits governance; and

•     Aligning our business activities with our risk appetite statement.

To support the monitoring and management of AIG’s and its business units’ material risks, ERM has an established limits framework that employs a three-tiered hierarchy:

•     Board-level risk tolerances are AIG’s aggregate capital and liquidity limits. They define the minimum level of capital and liquidity that we should maintain. These board-level risk tolerances require RCC approval.

•     AIG management level limits are risk type specific limits at the AIG consolidated level. These limits are defined and calibrated to constrain our concentration in specific risk types, to protect against taking risks that exceed the amount of overall capital AIG has available, and to protect against excess earnings volatility. These limits are approved by our CRO with consultation from the GRC.

•     BU and legal entity level limits are set to address key risks identified by ERM for the business unit and legal entities, protect capital and liquidity at legal entities and/or meet legal entity specific requirements of regulators and rating agencies. These limits are defined by the business unit and legal entity risk officers.

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

We employ various approaches to measure, monitor, and manage risk exposures, including the utilization of a variety of metrics and early warning indicators. We use a proprietary internal capital and stress testing framework to measure our quantifiable risks for both insurance and non-insurance operations.

AIG | 2017 Form 10-K                          141

ITEM 7 | Enterprise Risk Management

The internal capital framework quantifies our aggregate economic risk at a given confidence interval, after taking into account a level of diversification benefits between risk factors and business lines. We leverage the internal capital framework to help inform our consolidated risk consumption and profile as well as risk and capital allocation for our businesses.

The stress testing framework measures risk over multiple time horizons and under different levels of stress. We develop a range of stress scenarios based on both internal experience and regulatory guidance. The stress tests are intended to ensure that sufficient resources are available under both idiosyncratic and systemic market stress conditions.

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

We devote considerable resources to managing our direct and indirect credit exposures. These exposures may arise from, but are not limited to, fixed income investments, equity securities, deposits, commercial paper investments, reverse repurchase agreements and repurchase agreements, corporate and consumer loans, leases, reinsurance recoverables, counterparty risk arising from derivatives activities, collateral extended to counterparties, insurance risk cessions to third parties, financial guarantees, letters of credit, and certain General Insurance businesses.

Governance

Our credit risks are managed by teams of credit professionals, subject to ERM oversight and various control processes. Their primary role is to assure appropriate credit risk management in accordance with our credit policies and procedures relative to our credit risk parameters. Our Chief Credit Officer (CCO) and credit executives are primarily responsible for the development, implementation and maintenance of a risk management framework, which includes the following elements related to our credit risks:

•     developing and implementing our company-wide credit policies and procedures;

•     approving delegated credit authorities to our credit executives and qualified credit professionals;

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

For further information on our credit concentrations and credit exposures see Investments – Available-for-Sale Investments.

142                             AIG | 2017 Form 10-K

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

Risk Delegations	a comprehensive credit risk delegation framework from the CCO to authorized credit professionals throughout the company
Risk Evaluation, Monitoring and Reporting	including the ongoing analysis and assessment of credit risks, trending of those risks and reporting of other key risk metrics and limits to the CCO and senior management, as may be required
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

We are engaged in a variety of insurance, investment and other financial services businesses that expose us to market risk, directly and indirectly. We are exposed to market risks primarily within our insurance and capital markets activities, on both the asset and liability side of our balance sheet through on- and off-balance sheet exposures. The Risk Officer within each business is responsible for creating a framework to properly identify these risks, then ensuring that they are appropriately measured, monitored and managed in accordance with the risk governance framework established by the Chief Market Risk Officer (CMRO).

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

Many of our market risk exposures related to interest rates and equity returns are associated with our Life and Retirement companies and relate to both asset and liability exposures. In addition, these exposures are long-term in nature. Examples of liability-related exposures include interest rate sensitive surrenders in our fixed deferred annuity product portfolio. Also, we have equity market risk sensitive surrenders in our variable annuity product portfolio. These interactive asset-liability types of risk exposures are regularly monitored in accordance with the risk governance framework noted above.

AIG | 2017 Form 10-K                          143

ITEM 7 | Enterprise Risk Management

Risk Identification

Market risk focuses on quantifying the financial repercussions of changes in broad, external, predominantly market-observable risks. Financial repercussions can include an adverse impact on results of operations, financial condition, liquidity and capital.

Each of the following systemic risks is considered a market risk:

Equity prices

We are exposed to changes in equity market prices affecting a variety of instruments. Changes in equity prices can affect the valuation of publicly traded equity shares, investments in private equity, hedge funds and mutual funds, exchange-traded funds, and other equity-linked capital market instruments as well as equity-linked insurance products, including but not limited to index annuities, variable annuities, indexed universal life insurance and variable universal life insurance.

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

Interest rates

Interest rate risk can arise from a mismatch in the interest rate exposure of assets versus liabilities. Lower interest rates generally result in lower investment income and make some of our product offerings less attractive to investors. Conversely, higher interest rates are typically beneficial for the opposite reasons. However, when rates rise quickly, there can be a temporary asymmetric GAAP accounting effect where the existing securities lose market value, which is largely reported in Other comprehensive income, and the offsetting decrease in the value of related liabilities may not be recognized. Changes in interest rates can affect the valuation of fixed maturity securities, financial liabilities, insurance contracts including but not limited to universal life, fixed rate annuities, variable annuities and derivative contracts.

Credit spreads

Credit spreads measure an instrument’s risk premium or yield relative to that of a comparable duration, default‑free instrument. Changes in credit spreads can affect the valuation of fixed maturity securities, including but not limited to corporate bonds, ABS, mortgage-backed securities, AIG-issued debt obligations, credit derivatives and derivative credit valuation adjustments. Much like higher interest rates, wider credit spreads with unchanged default losses mean more investment income in the long term. In the short term, quickly rising spreads will cause a loss in the value of existing fixed maturity securities, which is largely reported in Other comprehensive income. A precipitous widening of credit spreads may also signal a fundamental weakness in the credit worthiness of bond obligors, potentially resulting in default losses.

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

144                             AIG | 2017 Form 10-K

ITEM 7 | Enterprise Risk Management

Governance

Market risk is overseen at the corporate level within ERM through the CMRO, who reports directly to the CRO. The CMRO is supported by a dedicated team of professionals within ERM. Market Risk is managed by our finance, treasury and investment management corporate functions, collectively, and in partnership with ERM. The CMRO is primarily responsible for the development and maintenance of a risk management framework that includes the following key components:

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

We use a number of approaches to measure our market risk exposure, including:

Examples include:
Sensitivity analysis	measures the impact from a unit change in a market risk input

•     a one basis point increase in yield on fixed maturity securities,

•     a one basis point increase in credit spreads of fixed maturity securities, and

•     a one percent increase in prices of equity securities.

Scenario analysis	uses historical, hypothetical, or forward‑looking macroeconomic scenarios to assess and report exposures

•     a 100 basis point parallel shift in the yield curve, or

•     a 20 percent immediate and simultaneous decrease in world‑wide equity markets.

Scenarios may also utilize a stochastic framework to arrive at a probability distribution of losses.

Stress testing	a special form of scenario analysis in which the scenarios are designed to lead to a material adverse outcome	• the stock market crash of October 1987 or the widening of yields or spreads of RMBS or CMBS during 2008.

AIG | 2017 Form 10-K                          145

ITEM 7 | Enterprise Risk Management

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Economic Effect
	December 31,		December 31,		December 31,	December 31,
(dollars in millions)	2017		2016		2017	2016
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$248,195		$251,784		$(14,998)	$(14,745)
Mortgage and other loans receivable	28,799		25,113		(1,566)	(1,352)
Preferred stock	14		17		(1)	(1)
Derivatives:
Interest rate contracts	(29)		(749)		(1,343)	(1,762)
Equity contracts	501		286		36	14
Foreign exchange contracts	(416)		(49)		42	14
Credit contracts	(276)		(329)		-	-
Other contracts	17		16		-	(1)
Total interest rate sensitive assets	$276,805	(a)	$276,089	(a)	$(17,830)	$(17,833)
Interest rate sensitive liabilities:
Policyholder contract deposits:
Investment-type contracts	$114,326		$112,705		$506	$1,087
Variable annuity and other embedded
derivatives	4,148		3,058		(2,175)	(2,061)
Long-term debt(b)	24,445		24,834		(1,803)	(1,791)
Total interest rate sensitive liabilities	$142,919		$140,597		$(3,472)	$(2,765)
Sensitivity factor					20% decline in stock prices and value of
					derivatives and alternative investments
Derivatives:
Equity contracts(c)	$501		$286		$(100)	$(57)
Equity and alternative investments
exposure:
Real estate investments	8,258		6,900		(1,652)	(1,380)
Hedge funds	5,768		7,249		(1,153)	(1,450)
Private equity	5,540		6,130		(1,108)	(1,226)
Common equity	1,215		1,369		(243)	(274)
PICC Investment	549		439		(110)	(88)
Aircraft asset investments	206		321		(41)	(64)
Other investments	555		946		(111)	(189)
Total derivatives, equity and alternative
investments exposure	$22,592		$23,640		$(4,518)	$(4,728)
Policyholder contract deposits:
Variable annuity and other embedded
derivatives(c)	$4,148		$3,058		$982	$888
Total liability exposure	$4,148		$3,058		$982	$888
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Great Britain pound	$2,026		$2,274		$(203)	$(227)
Japanese yen	651		2,345		(65)	(235)
Euro	1,349		2,000		(135)	(200)
All other foreign currencies	2,533		3,210		(253)	(321)
Total foreign currency-denominated net
asset position(d)	$6,559		$9,829		$(656)	$(983)

146                             AIG | 2017 Form 10-K

ITEM 7 | Enterprise Risk Management

(a)  At December 31, 2017, the analysis covered $276.8 billion of $289.6 billion interest-rate sensitive assets. Excluded were $8.2 billion of loans. In addition, $4.6 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2016, the analysis covered $276.1 billion of $291.7 billion interest-rate sensitive assets. Excluded were $8.1 billion of loans and $2.5 billion of investments in life settlements. In addition, $5.0 billion of assets across various asset categories were excluded due to modeling limitations.

(b)  At December 31, 2017, the analysis excluded $6.0 billion of long-term debt related to debt of consolidated investments, $642 million of AIGLH borrowings, $190 million of borrowings from the FHLB and $334 million of AIG Japan Holdings loans.  At December 31, 2016, the analysis excluded $4.4 billion of long-term debt related to debt of consolidated investments, $642 million of AIGLH borrowings, $735 million of borrowings from the FHLB and $330 million of AIG Japan Holdings loans.

(c)  The balance sheet exposures for equity contracts and variable annuity and other embedded derivatives are also reflected under “Interest rate sensitive liabilities” above, and are not additive.

(d)  The majority of the foreign currency exposure is reported on a one quarter lag.

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated above.

We use duration and convexity metrics to measure price sensitivity to interest rate changes for interest rate sensitive assets excluding derivatives and long-term debt. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates.

Interest rate sensitivity of a derivative is calculated as change in its value with respect to plus a 100 basis point change in the interest rate environment, calculated as: scenario value minus base value, where base value is the value of the derivative under the yield curves as of the period end and scenario value is the value reflecting a 100 basis point parallel increase in all yield curves.

We evaluate our interest rate risk without the effect of any correlation among other key market risks or other assumptions used for calculating the fair value of our financial liabilities and embedded derivatives. This scenario does not measure changes in value resulting from non-parallel shifts in the yield curve, which could produce different results.

We evaluate our equity price risk without the effect of any correlation among other key market risks or other assumptions used for calculating the fair value of our financial liabilities and embedded derivatives. This scenario considers the direct impact of declines in equity prices and not changes in asset-based fees, changes in the estimated gross profits used for amortizing DAC, or changes in any other assumptions used to calculate the fair value of the embedded derivatives related to the living benefit features within variable annuity products. In addition, this scenario does not reflect the impact of basis risk, such as projections about the future performance of the underlying contract holder funds and actual fund returns, which we use as a basis for developing our hedging strategy.

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

Our foreign currency-denominated net asset position at December 31, 2017, decreased by $3.3 billion compared to December 31, 2016. The decrease was primarily due to a $1.7 billion decrease in our Japanese yen position primarily due to the sale of Fuji Life and the unwinding of certain yen hedges; a $0.7 billion decrease in our euro position primarily due to the issuance of €1.0 billion euro denominated debt; and a $248 million decrease in our British pound position primarily due to an increase in reserves.

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

The sensitivity factors utilized for 2017 and presented above were selected based on historical data from 1997 to 2017, as follows (see the table below):

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

AIG | 2017 Form 10-K                          147

ITEM 7 | Enterprise Risk Management

				2017 Scenario as	2017	2017 as a Multiple	Original 2016 Scenario (based
		Standard	Suggested	a Multiple of	Change/	of Standard	on Standard Deviation for
	Period	Deviation	2017 Scenario	Standard Deviation	Return	Deviation	1996-2016 Period)
10-Year Treasury	1997-2017	0.01	0.01	0.99	-	0.05	0.01
S&P 500	1997-2017	0.18	0.20	1.14	0.19	1.11	0.20
USD/JPY	1997-2017	0.11	0.10	0.88	0.04	0.33	0.10

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

For further information on our three-tiered hierarchy of limits see Risk Appetite, Limits, Identification, and Measurement – Risk Limits herein.

Liquidity Risk Management

Liquidity risk is defined as the risk that our financial condition will be adversely affected by the inability or perceived inability to meet our short-term cash, collateral or other financial obligations. Failure to appropriately manage liquidity risk can result in insolvency, reduced operating flexibility, increased costs, reputational harm and regulatory action.

AIG and its legal entities seek to maintain sufficient liquidity both during the normal course of business and under defined liquidity stress scenarios to ensure that sufficient cash will be available to meet the obligations as they come due.

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

Governance

Liquidity risk is overseen at the corporate level within ERM. The CRO has responsibility for the oversight of the Liquidity Risk Management Framework and delegates the day-to-day implementation of this framework to the AIG Treasurer. Our corporate treasury function manages liquidity risk, subject to ERM oversight and various control processes.

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

148                             AIG | 2017 Form 10-K

ITEM 7 | Enterprise Risk Management

Our Liquidity Risk Management Framework includes a number of liquidity and funding policies and monitoring tools to address AIG-specific, broader industry and market-related liquidity events.

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

Operational Risk Management

Overview

Operational risk is defined as the risk of loss, or other adverse consequences, resulting from inadequate or failed internal processes, people, systems, or from external events. Operational risk includes legal, regulatory, and compliance risks, and excludes business and strategy risks.

Operational risk is inherent in each of our business units and functions and can have many impacts, including but not limited to: unexpected economic losses or gains, reputational harm due to negative publicity, regulatory action from supervisory agencies and operational and business disruptions, and/or damage to customer relationships.

Governance

Our operational risk governance sets the requirements necessary to embed a risk management culture throughout the organization. AIG and its consolidated subsidiaries establish and maintain operational risk and controls governance forums that include representatives from the relevant business units and corporate functions to appropriately manage significant operational risk exposures. At an enterprise level, the TORCC oversees operational risk. The TORCC addresses firm-wide rather than business-specific issues and is mandated to prioritize technology and operational improvements that are significant and transformational.

Operational risk is overseen at the corporate level within ERM through the Head of AIG Operational and Technology Controls, who reports directly to our CRO. The Head of AIG Operational and Technology Controls is responsible for the development and maintenance of the operational risk framework that includes policies, standards and deployment of systems.

Risk Identification, Measurement and Monitoring

The ORM function within ERM oversees the operational risk policy and integrated risk and control framework, which includes risk identification, assessment, measurement, management and monitoring of operational risk exposures. ORM supports the TORCC and has responsibility to provide an aggregate view of our operational risk profile. As part of the framework, we employ a Three Lines of Defense model whereby the first line consists of business units and corporate functions that own and manage AIG risks, the second line consists of ERM and other control functions and serves as an independent advisor to the first line and has risk oversight

AIG | 2017 Form 10-K                          149

ITEM 7 | Enterprise Risk Management

responsibilities, and the third line consists of our Internal Audit Group that provides independent assurance covering aspects of the First and Second Lines of Defense, in each case, to strengthen the governance, capability and delivery of operational risk management tools and methods. A key area of ongoing development is to have business leaders assume ownership and accountability for the risks and controls in their operating units, including support functions, for the operational risks that arise in their own processes and activities. In line with the Three Lines of Defense Model, the ORM programs include, but are not limited to, several key components outlined below:

•     Risk Event Capture – enables every employee to identify, document, and escalate operational risk events, with a view to enhancing processes and promoting lessons learned.

•     Risk Assessments – allows for the assessment, measurement and management of the key operational risks within our business units and helps inform on the efficacy of our control environment.

•     Key Risk Indicators – enhances the ongoing monitoring and mitigation of operational risks and facilitate risk reporting.

•     Issues Management – enables a consistent tracking of issues across the firm, including policy and process exceptions, control deficiencies and findings from risk and control assessment activities.

•     Scenario Analyses – executed by first- and second-line professionals to identify potential risks that could result in financial losses in order to identify the financial implications of the risk to the firm and support the prioritization of operational risk treatment.

ORM, working together with other control and assurance functions (e.g., Compliance, Financial Controls Unit / Sarbanes Oxley, Global Business Continuity, and Internal Audit) through the integrated risk and control framework, provides an independent view of operational risks for each business, and works with the business unit CRO and business unit OCA to facilitate implementation of the above programs. This includes coverage of operational risks related to core insurance activities, investing, model risk, technology (including cyber security, identify and access management, data privacy and data security), third-party providers, as well as compliance and regulatory matters. Based on the results of the risk identification and assessment efforts above, business leaders are accountable for tracking and remediating identified issues in line with our risk-monitoring procedures. Governance committees support these efforts and promote transparency enabling improved management decision making.

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

•       foster greater consistency in identifying, measuring and ranking material risks;

•       proactively address potential risk issues and assign clear ownership and accountability for risk treatment; and

•       manage the development of technology solutions that support the objectives above.

Insurance Risks

Insurance risk is defined as risk arising from the uncertainty around the actual experience and/or policyholder behavior being materially different than expected at the inception of an insurance contract. These uncertainties include the amount and timing of cash flows from premiums, commissions, expenses, claims and claim settlement expenses paid or received under a contract.

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

150                             AIG | 2017 Form 10-K

ITEM 7 | Enterprise Risk Management

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

Risk Identification

•     General Insurance companies — risks covered include property, casualty, fidelity/surety, accident and health, aviation, and management liability. We manage risks in the General Insurance business through aggregations and limitations of concentrations at multiple levels: policy, line of business, geography, industry and legal entity.

•     Life and Retirement companies — risks include mortality and morbidity in the insurance-oriented products and insufficient cash flows to cover contract liabilities and longevity risk in the retirement savings-oriented products. We manage risks through product design, sound medical and non-medical underwriting, and external reinsurance programs.

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

For further information on our three-tiered hierarchy of limits see Risk Appetite, Limits, Identification, and Measurement – Risk Limits herein.

AIG | 2017 Form 10-K                          151

ITEM 7 | Enterprise Risk Management

General Insurance Companies’ Key Risks

We manage our risks through risk review and selection processes, exposure limitations, exclusions, deductibles, self-insured retentions, coverage limits, attachment points, and reinsurance. This management is supported by sound underwriting practices, pricing procedures and the use of actuarial analysis to help determine overall adequacy of provisions for insurance. Underwriting practices and pricing procedures incorporate historical experience, changes in underlying exposure, current regulation and judicial decisions as well as proposed or anticipated regulatory changes.

For General Insurance companies, risks primarily include the following:

•     Loss Reserves – The potential inadequacy of the liabilities we establish for unpaid losses and loss adjustment expenses is a key risk faced by the General Insurance companies. There is significant uncertainty in factors that may drive the ultimate development of losses compared to our estimates of losses and loss adjustment expenses. We manage this uncertainty through internal controls and oversight of the loss reserve setting process, as well as reviews by external experts. For further information see Critical Accounting Estimates – Insurance Liabilities – Loss Reserves herein.

•     Underwriting – The potential inadequacy of premiums charged for future risk periods on risks underwritten in our portfolios can impact the General Insurance companies’ ability to achieve an underwriting profit. We develop pricing based on our estimates of losses and expenses, but factors such as market pressures and the inherent uncertainty and complexity in estimating losses may result in premiums that are inadequate to generate underwriting profit. This may be driven by adverse economic conditions, unanticipated emergence of risks or increase in frequency of claims, worse than expected prepayment of policies, investment results, or unexpected or increased costs or expenses.

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

•     Reinsurance – Since we use reinsurance to limit our losses, we are exposed to risks associated with reinsurance including the unrecoverability of expected payments from reinsurers due to either an inability or unwillingness to pay, contracts that do not respond properly to the event or actual reinsurance coverage that is different than anticipated. The inability or unwillingness to pay is considered credit risk and is monitored through our credit risk management framework.

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

152                             AIG | 2017 Form 10-K

ITEM 7 | Enterprise Risk Management

Our natural catastrophe exposure is primarily driven by the U.S. and Japan, though our overall exposure is diversified across multiple countries. For example, we have exposures to additional perils such as European windstorms and floods and seismic events across the Pacific Rim. Within the U.S., we have significant hurricane exposure in Florida, the Gulf of Mexico, the Northeast U.S. and mid-Atlantic regions. Events impacting the Northeast U.S. and the mid-Atlantic may result in a higher share of industry losses than other regions primarily due to our relative share of exposure in those regions. Within the U.S., we have significant earthquake exposure in California, the Pacific Northwest and New Madrid regions. Earthquakes impacting the Pacific Northwest and New Madrid regions may result in a higher share of industry losses than other regions primarily due to our relative share of exposure in these regions.

The estimates below are the Occurrence Exceedance Probability (OEP) losses, which reflect losses that may occur in any single event due to the defined peril. The 1-in-100 and 1-in-250 PMLs are the probable maximum losses from a single natural catastrophe event with probability of 1 percent and 0.4 percent in a year, respectively.

The following table presents an overview of OEP modeled losses for top perils and countries:

At December 31, 2017		Net of 2018	Net of 2018	Percent of Total
(in millions)	Gross	Reinsurance	Reinsurance, After Tax(d)	Shareholder Equity
Exposures:
U.S. Hurricane (1-in-100)(a)	$4,767	$1,109	$876	1.3%
U.S. Earthquake (1-in-250)(b)	6,461	1,632	1,289	2.0
Japanese Wind (1-in-100)	1,028	495	346	0.5
Japanese Earthquake (1-in-250)(c)	$1,043	$630	$441	0.7%

(a)  The U.S. hurricane amount includes losses to Property from hurricane hazards of wind and storm surge.

(b)  U.S. earthquake loss estimates represent exposure to Property, Workers’ Compensation (U.S.) and A&H business lines.

(c)  Japan Earthquake represents exposure to Property and A&H business lines.

(d)  Taxed at statutory rate of 21 percent and 30 percent for the U.S. and Japanese modeled losses, respectively.

The OEP estimates provided above reflect our in-force portfolios at September 30, 2017, for both U.S. and Japan exposures. The catastrophe reinsurance program is as of January 1, 2018.

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

Our 2018 catastrophe reinsurance program provides protection on both an aggregate and occurrence basis with respect to North American exposures including United States, Canada, Mexico and the Caribbean.

•     Aggregate protection protects us against a high frequency of losses from certain events including windstorm, severe convective storm, earthquake, wildfire, and flood. Under this part of the program, AIG can recover up to $2.75 billion of aggregate losses in excess of $750 million. The event deductible is $100 million initially, but increases to $250 million for individual events greater than $750 million after the $750 million aggregate retention is exhausted. This protection will also cover a large event, providing coverage of up to $2 billion after the aggregate retention of $750 million is exhausted.

•     Occurrence protection is provided primarily on a $2 billion excess of $2 billion basis, with one reinstatement, with an additional $750 million excess of $4 billion on top of that but with no reinstatement. The $750 million excess of $4 billion layer is shared with the top $750 million layer of aggregate protections, such that, only a total of $750 million of limit is available across those two layers.

Additional multi-year coverages purchased in prior years provide additional coverage at various points of the program, including $125 million that is part of $500 million excess of $4.5 billion coverage from the catastrophe bond reinsurance contract we entered into with Tradewynd Re Ltd. in 2014.

In addition, we continue to purchase specific covers to protect against catastrophic events in Japan and have also purchased protection against severe losses for other international locations on a global basis.

AIG | 2017 Form 10-K                          153

ITEM 7 | Enterprise Risk Management

Actual results in any period are likely to vary, perhaps materially, from the modeled scenarios. The occurrence of one or more severe events could have a material adverse effect on our financial condition, results of operations and liquidity.

For additional information see also Item 1A. Risk Factors — Reserves and Exposures.

Terrorism Risk

We actively monitor terrorism risk and manage exposures to losses from terrorist attacks. We have set risk limits based on modeled losses from certain terrorism attack scenarios. Terrorism risks are modeled using a third-party vendor model for various terrorism attack modes and scenarios. Adjustments are made to account for vendor model gaps and the nature of the General Insurance companies’ exposures. Examples of modeled scenarios are conventional bombs of different sizes, anthrax attacks and nuclear attacks.

Our largest terrorism exposures are in New York City, and estimated losses are largely driven by the Property and Workers’ Compensation lines of business. At our largest exposure location, modeled losses for a five-ton bomb attack net of the Terrorism Risk Insurance Program (TRIP) and reinsurance recoveries are estimated to be $2.4 billion as of September 30, 2017.

Our exposure to terrorism risk in the U.S. is mitigated by TRIP in addition to limited private reinsurance protections. TRIP covers terrorist attacks within the United States or U.S. missions and against certain U.S. carriers or vessels and excludes certain lines of business as specified by applicable law. In 2018, TRIP covers 82 percent of insured losses above a deductible, decreasing by one percent each year to 80 percent in 2020. The current estimate of our deductible is approximately $2.2 billion for 2017.

We offer terrorism coverage in many other countries through various insurance products and participate in country terrorism pools when applicable. International terrorism exposure is estimated using scenario-based modeling and exposure concentration is monitored routinely. Targeted reinsurance purchases are made for some lines of business to cover potential losses due to terrorist attacks. We also rely on the government-sponsored and government-arranged terrorism reinsurance programs, including pools, in force in applicable non-U.S. jurisdictions.

Life and Retirement Companies’ Key Risks

We manage risk through product design, experience monitoring, pricing actions, risk limitations, reinsurance and active monitoring and management of the relationships between assets and liabilities, including hedging.

For Life and Retirement companies, risks include the following:

•     Longevity risk – represents the risk of a change in value of a policy or benefit as a result of actual mortality rates being lower than the expected mortality rates. This risk could arise from longer-term societal health changes as well as other factors. This risk exists in a number of our product lines but is most significant for our pension risk transfer, structured settlement, and annuity products.

•     Morbidity risk – represents the risk arising from actual morbidity (i.e,. illness, disability or disease) incidence being higher than expected or the length of the claims extending longer than expected resulting in a higher overall benefit payout. This risk could arise from longer-term medical advances in detection and treatment for various diseases and medical conditions, as well as other factors. This risk exists in certain product lines such as group benefits, health and long-term care businesses.

•     Mortality risk – represents the risk of loss arising from actual mortality rates being higher than expected mortality rates. This risk could arise from pandemics or other events, including longer-term societal changes that cause higher-than-expected mortality. This risk exists in a number of our product lines, but is most significant for our life insurance products.

•     Policyholder behavior risk including full and partial surrender/lapse risk – represents the risk that actual policyholder behavior differs from expected behavior in a manner that has an adverse effect on our operating results. There are many related assumptions made when products are sold, including how long the contracts will persist and other assumptions which impact the expected utilization of contract benefits and features. Actual experience can vary significantly from these assumptions. This risk is impacted by a number of factors including changes in market conditions, especially changes in the levels of interest rate and equity markets, tax law, regulations, competitive landscape and policyholder preferences. This risk exists in the majority of our product lines.

The emergence of significant adverse experience compared to the initial assumptions at policy issuance or updated assumption would require an adjustment to DAC and benefit reserves, which could have a material adverse effect on our consolidated results of operations for a particular period.

For additional discussion of the impact of actual and expected experience on DAC and benefit reserves see Critical Accounting Estimates – Future Policy Benefits for Life and Accident and Health Insurance Contracts and Critical Accounting Estimates – Guaranteed Benefit Features of Variable Annuity Products. For additional discussion of business risks see Item 1A. Risk Factors — Business and Operations.

154                             AIG | 2017 Form 10-K

ITEM 7 | Enterprise Risk Management

Variable Annuity Risk Management and Hedging Programs

Our Individual and Group Retirement businesses offer variable annuity products with GMWB riders that guarantee a certain level of benefits. GMWB guaranteed living benefits are accounted for as embedded derivatives measured at fair value, with changes in the fair value recorded in Other realized capital gains (losses). GMWB features subject the Life and Retirement companies to market risk, including exposure to changes in interest rates, equity prices, credit spreads and market volatility.

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

Our hedging program utilizes an economic hedge target, which represents our estimate of the underlying economic risks in our GMWB riders, based on the present value of the future expected benefit payments for the GMWB, less the present value of future rider fees, over numerous stochastic scenarios. This stochastic projection method uses best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization) in conjunction with market scenarios calibrated to observable equity and interest rate option prices. Policyholder behaviors are regularly evaluated to compare current assumptions to actual experience and, if appropriate, changes are made to the policyholder behavior assumptions. The risk of changes in policyholder behavior is not explicitly hedged and such differences between expected and actual policyholder behaviors will result in hedge ineffectiveness.

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

For information on the impact on our consolidated pre-tax income from the change in fair value of the embedded derivatives and the hedging portfolio, as well as additional discussion of differences between the economic hedge target and the valuation of the embedded derivatives see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results.

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

For index annuity and universal life products, we have a hedging program designed to manage the index crediting strategies associated with index annuity and index life products. This hedging program is designed to offset the economic risk with respect to the index returns for the current crediting rate reset period, and utilizes derivative instruments, including but not limited to equity index options and futures contracts. Similarly as with the variable annuities, there are differences between the calculation of the economic hedge target and U.S. GAAP valuation of the index annuity and index life embedded derivatives, which can lead to variances in their relative movements.

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

AIG | 2017 Form 10-K                          155

ITEM 7 | Enterprise Risk Management

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

Reinsurance Activities

Reinsurance is used primarily to manage overall capital adequacy and mitigate the insurance loss (Life and Non-Life) exposure related to certain events such as natural and man-made catastrophes or death events. Our subsidiaries operate worldwide primarily by underwriting and accepting risks for their direct account on a gross basis and reinsuring a portion of the exposure on either an individual risk or an aggregate basis to the extent those risks exceed the desired retention level. In addition, as a condition of certain direct underwriting transactions, we may be required by clients, agents or regulation to cede all or a portion of risks to specified reinsurance entities, such as captives, other insurers, local reinsurers and compulsory pools.

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

•     Ceded reserves for unearned premiums.

•     Life and Annuity reinsurance recoverables (ceded policy and claim reserves).

156                             AIG | 2017 Form 10-K

ITEM 7 | Enterprise Risk Management

At December 31, 2017, total reinsurance recoverable assets were $33.0 billion. These assets include general reinsurance paid losses recoverable of $1.4 billion, ceded loss reserves of $26.9 billion including reserves for incurred but not reported (IBNR) claims, and ceded reserves for unearned premiums of $3.1 billion, as well as life reinsurance recoverable of $1.6 billion. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years. These methods are continually reviewed and updated by management. Any adjustments are reflected in income. We believe that the amount recorded for ceded loss reserves at December 31, 2017 reflects a reasonable estimate of the ultimate losses recoverable. Actual losses may, however, differ from the reserves currently ceded.

The Reinsurance Credit Department (RCD) conducts periodic detailed assessments of the financial strength and condition of current and potential reinsurers, both foreign and domestic. The RCD monitors both the financial condition of reinsurers as well as the total reinsurance recoverable ceded to reinsurers, and sets limits with regard to the amount and type of exposure we are willing to take with reinsurers. As part of these assessments, we attempt to identify whether a reinsurer is appropriately licensed, assess its financial capacity and liquidity, and evaluate the local economic and financial environment in which a foreign reinsurer operates. The RCD reviews the nature of the risks ceded and the need for measures, including collateral to mitigate credit risk. For example, in our treaty reinsurance contracts, we frequently include provisions that require a reinsurer to post collateral or use other measures to reduce exposure when a referenced event occurs. Furthermore, we limit our unsecured exposure to reinsurers through the use of credit triggers such as insurer financial strength rating downgrades, declines in regulatory capital, or relevant risk-based capital (RBC) ratios fall below certain levels. We also set maximum limits for reinsurance recoverable exposure, which in some cases is the recoverable amount plus an estimate of the maximum potential exposure from unexpected events for a reinsurer. In addition, credit executives within ERM review reinsurer exposures and credit limits and approve reinsurer credit limits above specified levels. Finally, even where we conclude that uncollateralized credit risk is acceptable, we require collateral from active reinsurance counterparties where it is necessary for our subsidiaries to recognize the reinsurance recoverable assets for statutory accounting purposes. At December 31, 2017, we held $20.5 billion of collateral, in the form of funds withheld, securities in reinsurance trust accounts and/or irrevocable letters of credit, in support of reinsurance recoverable assets from unaffiliated reinsurers. We believe that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is our business substantially dependent upon any single reinsurance contract.

The following table presents information for each reinsurer representing in excess of five percent of our total reinsurance recoverable assets:

At December 31, 2017		A.M.	Gross		Percent of		Uncollateralized
	S&P	Best	Reinsurance		Reinsurance	Collateral	Reinsurance
(in millions)	Rating(a)	Rating(a)	Assets		Assets(b)	Held(c)	Assets
Reinsurer:
Berkshire Hathaway Group of Companies	AA+	A++	$13,707	(d)	41.5%	$13,265	$442
Swiss Reinsurance Group of Companies	AA-	A+	$4,341		13.1%	$2,371	$1,970

(a)  The financial strength ratings reflect the ratings of the various reinsurance subsidiaries of the companies listed as of February 8, 2018.

(b)  Total reinsurance assets include both Property Casualty and Life and Retirement reinsurance recoverable.

(c)  Excludes collateral held in excess of applicable treaty balances.

(d)  Includes $13.2 billion recoverable under the 2011 retroactive asbestos reinsurance transaction and the 2017 Adverse Development Reinsurance agreement.

At December 31, 2017, we had no significant reinsurance recoverable due from any individual reinsurer that was financially troubled. Reinsurer capital levels continued to increase in 2017, thereby increasing the industry’s underwriting capacity, which resulted in continued competition and lower rates for 2018 renewals. Reduced profitability associated with lower rates could potentially result in reduced capacity or rating downgrades for some reinsurers. The RCD, in conjunction with the credit executives within ERM, reviews these developments, monitors compliance with credit triggers that may require the reinsurer to post collateral, and seeks to use other appropriate means to mitigate any material risks arising from these developments.

For further discussion of reinsurance recoverable see Critical Accounting Estimates – Reinsurance Assets

AIG | 2017 Form 10-K                          157

ITEM 7 | Enterprise Risk Management

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

The fair value of our interest rate, currency, credit, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts reported as a component of Other assets, was approximately $0.9 billion at December 31, 2017 and $1.8 billion at December 31, 2016. Where applicable, these amounts have been determined in accordance with the respective master netting agreements.

The following table presents the fair value of our derivatives portfolios in asset positions by internal counterparty credit rating:

At December 31,
(in millions)	2017	2016
Rating:
AAA	$12	$68
AA	5	12
A	151	163
BBB	526	1,338
Below investment grade*	228	228
Total	$922	$1,809

*   Below investment grade includes not rated.

For additional discussion related to derivative transactions see Note 11 to the Consolidated Financial Statements.

158                             AIG | 2017 Form 10-K

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

Adjusted revenues  exclude Net realized capital gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes) and changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes).

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

AIG | 2017 Form 10-K                          159

Glossary

DAC Related to Unrealized Appreciation (Depreciation) of Investments   An adjustment to DAC and Reserves for investment-oriented products, equal to the change in DAC and Unearned Revenue amortization that would have been recorded if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields.  An adjustment to benefit reserves for investment-oriented products is also recognized to reflect the application of the benefit ratio to the accumulated assessments that would have been recorded if fixed maturity and equity securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (collectively referred to as “shadow Investment-Oriented Adjustments”).

For long-duration traditional products, significant unrealized appreciation of investments in a sustained low interest rate environment may cause additional future policy benefit liabilities to be recorded (shadow loss reserves).

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

Natural catastrophe and man-made losses  are generally weather or seismic events having a net impact on AIG in excess of $10 million each and also include certain man-made events, such as terrorism and civil disorders that meet the $10 million threshold.

Net premiums written represent the sales of an insurer, adjusted for reinsurance premiums assumed and ceded, during a given period. Net premiums earned are the revenue of an insurer for covering risk during a given period. Net premiums written are a measure of performance for a sales period, while Net premiums earned are a measure of performance for a coverage period.

160                             AIG | 2017 Form 10-K

Glossary

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

Premiums and deposits – Life and Retirement include direct and assumed amounts received on traditional life insurance policies and group benefit policies, and deposits on life-contingent payout annuities, as well as deposits received on universal life, investment-type annuity contracts and mutual funds.

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

Retroactive Reinsurance  S ee Deferred Gain on Retroactive Reinsurance.

Return on equity – Adjusted after-tax income excluding AOCI and DTA (Adjusted Return on Equity)  is a non-GAAP measure and is used to show the rate of return on shareholders’ equity. Adjusted Return on Equity is derived by dividing actual or annualized adjusted after-tax income attributable to AIG by average Adjusted Shareholders’ Equity.

Return premium represents amounts given back to the insured in the case of a cancellation, an adjustment to the rate or an overpayment of an advance premium.

Salvage   The amount that can be recovered by an insurer for the sale of damaged goods for which a policyholder has been indemnified (and to which title was transferred).

Severe losses are defined as non-catastrophic individual first-party losses, surety and trade credit losses greater than $10 million, net of related reinsurance and salvage and subrogation.

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

VOBA  Value of Business Acquired  Present value of projected future gross profits from in-force policies of acquired businesses.

AIG | 2017 Form 10-K                          161

Acronyms

Acronyms

A&H Accident and Health Insurance	GMWB Guaranteed Minimum Withdrawal Benefits
ABS Asset-Backed Securities	ISDA International Swaps and Derivatives Association, Inc.
CDO Collateralized Debt Obligations	Moody's Moody's Investors’ Service Inc.
CDS Credit Default Swap	NAIC National Association of Insurance Commissioners
CMA Capital Maintenance Agreement	NM Not Meaningful
CMBS Commercial Mortgage-Backed Securities	OTC Over-the-Counter
EGPs Estimated gross profits	OTTI Other-Than-Temporary Impairment
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting principles generally accepted in the United States of America	SEC Securities and Exchange Commission
GMDB Guaranteed Minimum Death Benefits	URR Unearned revenue reserve
VIE Variable Interest Entity

162                             AIG | 2017 Form 10-K

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth in the Enterprise Risk Management section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

AIG | 2017 Form 10-K                          163

Part II

ITEM 8 | Financial Statements and Supplementary Data

American International Group, Inc.

Reference to Financial Statements and Schedules

164                             AIG | 2017 Form 10-K

ITEM 8 | Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American International Group, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American International Group, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A in the Annual Report on the Form 10-K.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 16, 2018

We have served as the Company’s auditor since 1980.

AIG | 2017 Form 10-K                          165

American International Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(in millions, except for share data)	2017	2016
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2017 - $225,461; 2016 - $232,241)	$238,992	$241,537
Other bond securities, at fair value (See Note 6)	12,772	13,998
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2017 - $1,305; 2016 - $1,697)	1,708	2,078
Other common and preferred stock, at fair value (See Note 6)	589	482
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2017 - $5; 2016 - $11)	37,023	33,240
Other invested assets (portion measured at fair value: 2017 - $6,248; 2016 - $6,946)	20,822	24,538
Short-term investments (portion measured at fair value: 2017 - $2,615; 2016 - $3,341)	10,386	12,302
Total investments	322,292	328,175

Cash	2,362	1,868
Accrued investment income	2,356	2,495
Premiums and other receivables, net of allowance	10,248	10,465
Reinsurance assets, net of allowance	33,024	21,901
Deferred income taxes	14,033	21,332
Deferred policy acquisition costs	10,994	11,042
Other assets, including restricted cash of $317 in 2017 and $193 in 2016	10,194	10,815
(portion measured at fair value: 2017 - $922; 2016 - $1,809)
Separate account assets, at fair value	92,798	82,972
Assets held for sale	-	7,199
Total assets	$498,301	$498,264
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$78,393	$77,077
Unearned premiums	19,030	19,634
Future policy benefits for life and accident and health insurance contracts	45,432	42,204
Policyholder contract deposits (portion measured at fair value: 2017 - $4,150; 2016 - $3,058)	135,602	132,216
Other policyholder funds (portion measured at fair value: 2017 - $0; 2016 - $5)	3,648	3,989
Other liabilities (portion measured at fair value: 2017 - $1,124; 2016 - $2,016)	26,050	26,296
Long-term debt (portion measured at fair value: 2017 - $2,888; 2016 - $3,428)	31,640	30,912
Separate account liabilities	92,798	82,972
Liabilities held for sale	-	6,106
Total liabilities	432,593	421,406
Contingencies, commitments and guarantees (see Note 16)

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2017 - 1,906,671,492 and
2016 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2017 - 1,007,626,835; 2016 - 911,335,651 shares of common stock	(47,595)	(41,471)
Additional paid-in capital	81,078	81,064
Retained earnings	21,457	28,711
Accumulated other comprehensive income	5,465	3,230
Total AIG shareholders’ equity	65,171	76,300
Non-redeemable noncontrolling interests	537	558
Total equity	65,708	76,858
Total liabilities and equity	$498,301	$498,264

See accompanying Notes to Consolidated Financial Statements.

166                              AIG | 2017 Form 10-K

American International Group, Inc.

Consolidated Statements of Income

	Years Ended December 31,
(dollars in millions, except per share data)	2017	2016	2015
Revenues:
Premiums	$31,374	$34,393	$36,655
Policy fees	2,935	2,732	2,755
Net investment income	14,179	14,065	14,053
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(196)	(458)	(556)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(31)	(29)	(35)
Net other-than-temporary impairments on available for sale
securities recognized in net income (loss)	(227)	(487)	(591)
Other realized capital gains (losses)	(1,153)	(1,457)	1,367
Total net realized capital gains (losses)	(1,380)	(1,944)	776
Other income	2,412	3,121	4,088
Total revenues	49,520	52,367	58,327
Benefits, losses and expenses:
Policyholder benefits and losses incurred	29,972	32,437	31,345
Interest credited to policyholder account balances	3,592	3,705	3,731
Amortization of deferred policy acquisition costs	4,288	4,521	5,236
General operating and other expenses	9,107	10,989	12,686
Interest expense	1,168	1,260	1,281
(Gain) loss on extinguishment of debt	(5)	74	756
Net (gain) loss on sale of divested businesses	(68)	(545)	11
Total benefits, losses and expenses	48,054	52,441	55,046
Income (loss) from continuing operations before income tax expense	1,466	(74)	3,281
Income tax expense:
Current	636	576	820
Deferred	6,890	(391)	239
Income tax expense	7,526	185	1,059
Income (loss) from continuing operations	(6,060)	(259)	2,222
Income (loss) from discontinued operations, net of income tax expense	4	(90)	-
Net income (loss)	(6,056)	(349)	2,222
Less:
Net income from continuing operations attributable to
noncontrolling interests	28	500	26
Net income (loss) attributable to AIG	$(6,084)	$(849)	$2,196
Net income (loss) attributable to AIG common shareholders	$(6,084)	$(849)	$2,196

Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$(6.54)	$(0.70)	$1.69
Loss from discontinued operations	$-	$(0.08)	$-
Net income (loss) attributable to AIG	$(6.54)	$(0.78)	$1.69
Diluted:
Income (loss) from continuing operations	$(6.54)	$(0.70)	$1.65
Loss from discontinued operations	$-	$(0.08)	$-
Net income (loss) attributable to AIG	$(6.54)	$(0.78)	$1.65
Weighted average shares outstanding:
Basic	930,561,286	1,091,085,131	1,299,825,350
Diluted	930,561,286	1,091,085,131	1,334,464,883
Dividends declared per common share	$1.28	$1.28	$0.81

See accompanying Notes to Consolidated Financial Statements.

AIG | 2017 Form 10-K                          167

American International Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2017	2016	2015
Net income (loss)	$(6,056)	$(349)	$2,222
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which other-than-temporary credit impairments were taken	367	(270)	(347)
Change in unrealized appreciation (depreciation) of all other investments	1,288	839	(6,762)
Change in foreign currency translation adjustments	539	250	(1,100)
Change in retirement plan liabilities adjustment	41	(126)	123
Other comprehensive income (loss)	2,235	693	(8,086)
Comprehensive income (loss)	(3,821)	344	(5,864)
Comprehensive income attributable to noncontrolling interests	28	500	20
Comprehensive loss attributable to AIG	$(3,849)	$(156)	$(5,884)

See accompanying Notes to Consolidated Financial Statements.

168                              AIG | 2017 Form 10-K

American International Group, Inc.

Consolidated Statements of Equity

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Balance, January 1, 2015	$4,766	$(19,218)	$80,958	$29,775	$10,617	$106,898	$374	$107,272
Common stock issued under stock plans	-	13	(13)	-	-	-	-	-
Purchase of common stock	-	(10,895)	-	-	-	(10,895)	-	(10,895)
Net income attributable to AIG or other
noncontrolling interests	-	-	-	2,196	-	2,196	26	2,222
Dividends	-	-	-	(1,028)	-	(1,028)	-	(1,028)
Other comprehensive loss	-	-	-	-	(8,080)	(8,080)	(6)	(8,086)
Deferred income taxes	-	-	(9)	-	-	(9)	-	(9)
Net increase due to acquisition and consolidations	-	-	-	-	-	-	231	231
Contributions from noncontrolling interests	-	-	-	-	-	-	1	1
Distributions to noncontrolling interests	-	-	-	-	-	-	(82)	(82)
Other	-	2	574	-	-	576	8	584
Balance, December 31, 2015	$4,766	$(30,098)	$81,510	$30,943	$2,537	$89,658	$552	$90,210
Common stock issued under stock plans	-	86	(175)	-	-	(89)	-	(89)
Purchase of common stock	-	(11,460)	-	-	-	(11,460)	-	(11,460)
Net income (loss) attributable to AIG or other
noncontrolling interests	-	-	-	(849)	-	(849)	500	(349)
Dividends	-	-	-	(1,372)	-	(1,372)	-	(1,372)
Other comprehensive income (loss)	-	-	-	-	693	693	-	693
Current and deferred income taxes	-	-	(208)	-	-	(208)	-	(208)
Net increase due to acquisition and consolidations	-	-	-	-	-	-	43	43
Contributions from noncontrolling interests	-	-	-	-	-	-	22	22
Distributions to noncontrolling interests	-	-	-	-	-	-	(570)	(570)
Other	-	1	(63)	(11)	-	(73)	11	(62)
Balance, December 31, 2016	$4,766	$(41,471)	$81,064	$28,711	$3,230	$76,300	$558	$76,858
Common stock issued under stock plans	-	147	(325)	-	-	(178)	-	(178)
Purchase of common stock	-	(6,275)	-	-	-	(6,275)	-	(6,275)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	(6,084)	-	(6,084)	28	(6,056)
Dividends	-	-	-	(1,172)	-	(1,172)	-	(1,172)
Other comprehensive income (loss)	-	-	-	-	2,235	2,235	-	2,235
Current and deferred income taxes	-	-	(4)	-	-	(4)	-	(4)
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	101	101
Contributions from noncontrolling interests	-	-	-	-	-	-	42	42
Distributions to noncontrolling interests	-	-	-	-	-	-	(193)	(193)
Other	-	4	343	2	-	349	1	350
Balance, December 31, 2017	$4,766	$(47,595)	$81,078	$21,457	$5,465	$65,171	$537	$65,708

See accompanying Notes to Consolidated Financial Statements.

AIG | 2017 Form 10-K                          169

American International Group, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(6,056)	$(349)	$2,222
(Income) loss from discontinued operations	(4)	90	-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net gains on sales of securities available for sale and other assets	(431)	(2,033)	(1,111)
Net (gains) losses on sales of divested businesses	(68)	(545)	11
(Gains) losses on extinguishment of debt	(5)	74	756
Unrealized (gains) losses in earnings – net	79	1,465	(522)
Equity in income from equity method investments, net of dividends or distributions	(401)	(54)	(481)
Depreciation and other amortization	3,874	4,090	4,629
Impairments of assets	685	1,116	1,500
Changes in operating assets and liabilities:
Insurance reserves	2,637	5,325	1,645
Premiums and other receivables and payables – net	410	536	(70)
Reinsurance assets, net of allowance	(10,870)	(1,804)	1,525
Capitalization of deferred policy acquisition costs	(4,819)	(5,216)	(5,808)
Current and deferred income taxes – net	6,981	(308)	548
Other, net	(597)	(4)	(1,967)
Total adjustments	(2,525)	2,642	655
Net cash provided by (used in) operating activities	(8,585)	2,383	2,877
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	31,082	30,103	28,721
Other securities	3,792	4,164	6,055
Other invested assets	7,664	9,554	8,002
Divested businesses, net	792	2,809	-
Maturities of fixed maturity securities available for sale	29,011	25,749	24,734
Principal payments received on and sales of mortgage and other loans receivable	5,742	6,074	5,104
Purchases of:
Available for sale securities	(49,856)	(54,978)	(48,848)
Other securities	(1,147)	(935)	(2,704)
Other invested assets	(2,874)	(3,421)	(3,573)
Mortgage and other loans receivable	(9,369)	(10,651)	(10,140)
Net change in restricted cash	(121)	385	1,457
Net change in short-term investments	2,098	(3,089)	1,163
Other, net	(2,143)	(1,020)	(1,509)
Net cash provided by investing activities	14,671	4,744	8,462
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	17,908	18,100	17,029
Policyholder contract withdrawals	(15,785)	(14,041)	(14,619)
Issuance of long-term debt	3,356	5,954	6,867
Repayments of long-term debt	(3,698)	(4,082)	(9,805)
Purchase of common stock	(6,275)	(11,460)	(10,691)
Dividends paid	(1,172)	(1,372)	(1,028)
Other, net	(31)	68	818
Net cash used in financing activities	(5,697)	(6,833)	(11,429)
Effect of exchange rate changes on cash	(28)	52	(39)
Net increase (decrease) in cash	361	346	(129)
Cash at beginning of year	1,868	1,629	1,758
Change in cash of businesses held for sale	133	(107)	-
Cash at end of year	$2,362	$1,868	$1,629

170                              AIG | 2017 Form 10-K

American International Group, Inc.

Consolidated Statements of Cash Flows

Supplementary Disclosure of Consolidated Cash Flow Information
	Years Ended December 31,
(in millions)	2017	2016	2015
Cash paid during the period for:
Interest	$1,282	$1,331	$1,368
Taxes	$544	$493	$511
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,309	$3,430	$3,676
Non-cash consideration received from sale of AerCap	$-	$-	$500
Non-cash consideration received from sale of United Guaranty	$-	$1,101	$-
See accompanying Notes to Consolidated Financial Statements.

AIG | 2017 Form 10-K                          171

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

Sales of Businesses

Sale of Certain Insurance Subsidiary Operations to Fairfax

On October 18, 2016, we entered into agreements to sell certain insurance operations to Fairfax Financial Holdings Limited (Fairfax). The agreements include the sale of our subsidiary operations in Argentina, Chile, Colombia, Uruguay, Venezuela and Turkey. Fairfax will also acquire renewal rights for the portfolios of local business written by our operations in Bulgaria, the Czech Republic, Hungary, Poland, Romania and Slovakia, and assume certain of our operating assets and employees. Total cash consideration to us is expected to be approximately $234 million. The transaction is closing on a country-by-country basis as the regulatory approvals are obtained.  In the second quarter of 2017, the sale of operations in Turkey as well as the renewal rights in Bulgaria, the Czech Republic, Hungary, Poland and Slovakia were completed, which resulted in total cash proceeds of $48 million. In the third quarter of 2017, the sale of the operations in Colombia, Chile and Argentina were completed, which resulted in cash proceeds of $168 million. Substantially all of the operations and renewal rights that we agreed to sell Fairfax were sold by December 31, 2017.

AIG Fuji Life Insurance

On November 14, 2016, we entered into an agreement to sell Fuji Life to FWD Group, the insurance arm of Pacific Century Group. Total cash consideration to us was approximately $333 million. The transaction closed on April 30, 2017.

United Guaranty

On December 31, 2016, we sold our 100 percent interest in United Guaranty Corporation (United Guaranty) and certain related affiliates to Arch Capital Group Ltd. (Arch) for total consideration of $3.3 billion, consisting of $2.2 billion of cash and approximately $1.1 billion of newly issued Arch convertible non-voting common-equivalent preferred stock and reported a pre-tax gain of approximately $697 million. We also received $261 million in pre-closing dividends from United Guaranty in the fourth quarter of 2016. However, due to pending regulatory approvals, United Guaranty Asia was not included in the December 31, 2016 closing and $40 million of cash consideration was retained by Arch. The sale of United Guaranty Asia was completed on July 1, 2017 and we received the $40 million cash proceeds.

Concurrent with the closing, we entered into reinsurance agreements with Arch, including an amended and restated 50 percent quota share reinsurance agreement and an aggregate excess of loss reinsurance agreement, pursuant to which we will continue to be exposed to certain United Guaranty policies written between 2009 and 2016.

172                             AIG | 2017 Form 10-K

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

NSM

On August 31, 2016, we sold our controlling interest in NSM Insurance Group LLC (NSM), a managing general agent to ABRY Partners, a private equity firm, for consideration of $201 million resulting in a pre-tax gain of approximately $105 million in the third quarter of 2016. We retained an equity interest in a newly formed joint venture and will continue to provide underwriting capacity to NSM.

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

•     allowances for loan losses;

•     liability for legal contingencies;

•     fair value measurements of certain financial assets and liabilities; and

•     income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset and provisional estimates associated with the Tax Act.

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.

Out of Period Adjustments

For the year ended December 31, 2016, we recorded out of period adjustments relating to prior years that increased Net loss attributable to AIG by $174 million, increased Loss from continuing operations before income taxes by $57 million and decreased adjusted pre-tax income by $6 million.  The out of period adjustments are primarily related to income tax liabilities and ceded loss adjustment expenses.  Had these adjustments, which were determined not to be material, been recorded in their appropriate periods, Net Income attributable to AIG for the years ended December 31, 2015 and 2014 would have decreased by $67 million and $12 million, respectively.

For the year ended December 31, 2015, we recorded out of period adjustments relating to prior years that decreased Net income attributable to AIG by $156 million, decreased Income from continuing operations before income taxes by $376 million and decreased adjusted pre-tax income by $235 million. The out of period adjustments are primarily related to impairments of Other invested assets

AIG | 2017 Form 10-K                          173

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

•     Retroactive reinsurance

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

Reinsurance premiums ceded under prospective reinsurance agreements are recognized as a reduction in revenues over the period the reinsurance coverage is provided in proportion to the risks to which the premiums relate.

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

Other income includes advisory fee income from the Life and Retirement broker dealer business, as well as legal recoveries of $27 million, $44 million and $94 million from legacy crisis and other matters in 2017, 2016 and 2015, respectively.

Other income from our Other Operations category consists of the following:

•      Changes in fair value relating to financial assets and liabilities for which the fair value option has been elected.

174                             AIG | 2017 Form 10-K

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

Premiums and other receivables – net of allowance include premium balances receivable, amounts due from agents and brokers and policyholders, trade receivables for the Direct Investment book (DIB) and Global Capital Markets (GCM) and other receivables. Trade receivables for GCM include cash collateral posted to derivative counterparties that is not eligible to be netted against derivative liabilities. The allowance for doubtful accounts on premiums and other receivables was $236 million and $279 million at December 31, 2017 and 2016, respectively.

Other assets consist of sales inducement assets, prepaid expenses, deposits, other deferred charges, real estate, other fixed assets, capitalized software costs, goodwill, intangible assets other than goodwill, restricted cash and derivative assets.

We offer sales inducements which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Sales inducements provided to the contract holder are recognized in Policyholder contract deposits in the Consolidated Balance Sheets. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC (see Note 9 herein). To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest, and are higher than the contract’s expected ongoing crediting rates for periods after the bonus period. The deferred bonus interest and other deferred sales inducement assets totaled $738 million and $808 million at December 31, 2017 and 2016, respectively. The amortization expense associated with these assets is reported within Interest credited to policyholder account balances in the Consolidated Statements of Income. Such amortization expense totaled $94 million, $77 million and $88 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. Each account has specific investment objectives and the assets are carried at fair value. The assets of each account are legally segregated and are not subject to claims that arise from any of our other businesses. The liabilities for these accounts are equal to the account assets. Separate accounts may also include deposits for funds held under stable value wrap funding agreements, although the majority of stable value wrap sales are measured based on the notional amount included in assets under management and do not include the receipt of funds. For a more detailed discussion of separate accounts see Note 14 herein.

Other liabilities consist of other funds on deposit, other payables, securities sold under agreements to repurchase, securities sold but not yet purchased, derivative liabilities and deferred gains on retroactive reinsurance agreements. We have entered into certain insurance and reinsurance contracts, primarily in our General Insurance companies, that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance. Accordingly, the premiums received on such contracts, after deduction for certain related expenses, are recorded as deposits within Other liabilities in the Consolidated Balance Sheets. Net proceeds of these deposits are invested and generate Net investment income. As amounts are paid, consistent with the underlying contracts, the deposit liability is reduced. Also included in Other liabilities are trade payables for the DIB and GCM, which include option premiums received and

AIG | 2017 Form 10-K                          175

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

176                             AIG | 2017 Form 10-K

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

We adopted the standard on October 1, 2017. The impact of the standard is primarily related to our investments in real estate.  As a result of the adoption, we anticipate that future acquisitions of certain real estate investments will no longer meet the definition of a business and will be treated as asset acquisitions.  As a result, no goodwill would be recognized from these investments and certain costs can be capitalized as part of asset acquisitions.  The adoption of this standard did not have a material effect on our consolidated financial condition, results of operations or cash flows.

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

We will adopt this standard using the modified retrospective approach on its required effective date of January 1, 2018.  Our analysis of revenues indicates that substantially all of our revenues are from sources excluded from the scope of the standard.  For those revenue sources within the scope of the standard, there are no material changes in the timing or measurement of revenues based upon the guidance.  As substantially all of our revenue sources are excluded from the scope of the standard, the adoption of the standard will not have a material effect on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

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

We will adopt this standard on its effective date of January 1, 2018 using the modified retrospective approach.  Based on our review, substantially all of our assets and liabilities are not within the scope of the standard. The adoption of the standard will not have a material effect on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

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

AIG | 2017 Form 10-K                          177

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

We will adopt this standard retrospectively on its effective date of January 1, 2018. The standard addresses presentation in the statement of cash flows only and will have no effect on our reported consolidated financial condition, results of operations or required disclosures.

Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB issued an accounting standard that will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party.

We will adopt the standard on its effective date of January 1, 2018 using a modified retrospective approach.  The adoption of this standard will not have a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

Restricted Cash

In November 2016, the FASB issued an accounting standard that provides guidance on the presentation of restricted cash in the Statement of Cash Flows.  Entities will be required to explain the changes during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the statement of cash flows.

We will adopt the standard retrospectively on its effective date of January 1, 2018. The standard addresses presentation of restricted cash in the Statement of Cash Flows only and will have no effect on our reported consolidated financial condition, results of operations or required disclosures.

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

The standard is effective on January 1, 2020, with early adoption permitted. We are evaluating the timing of our adoption. Any impact of the standard will be dependent on the market conditions of the reporting units at the time of adoption.

178                             AIG | 2017 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements |  2. Summary of Significant Accounting Policies

Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued an accounting standard that clarifies the scope of the derecognition guidance for the sale, transfer and derecognition of non-financial assets to noncustomers that aligns with the new revenue recognition principles.  The standard also adds new accounting for partial sales of nonfinancial assets (including in substance real estate) that requires an entity to derecognize a nonfinancial asset when it 1) ceases to have a controlling financial interest in the legal entity that holds the asset based on the consolidation model and 2) transfers control of the asset based on the revenue recognition model.

We will adopt this standard on its effective date of January 1, 2018 under the modified retrospective approach. Based on our evaluation, we do not expect the standard to have a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

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

We will adopt this standard on its effective date of January 1, 2018. The standard primarily addresses the presentation of the service cost component of net periodic benefit costs in the income statement. AIG’s U.S. pension plans are frozen and no longer accrue benefits, which are reflected as service costs. Therefore, the standard will have no material effect on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued an accounting standard that allows the optional reclassification of stranded tax effects within accumulated other comprehensive income to retained earnings that arise due to the enactment of the Tax Cuts and Jobs Act of 2017 (Tax Act). The amount of the reclassification would reflect the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Tax Act and other income tax effects of the Tax Act on items remaining in  accumulated other comprehensive income.

We plan to early adopt the standard using a retrospective approach effective January 1, 2018. For more information on the adoption of the Tax Act, see Note 23.

AIG | 2017 Form 10-K                          179

ITEM 8 |  Notes to Consolidated Financial Statements |  3. Segment Information

3. Segment Information

We report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources.

In the fourth quarter of 2017, we finalized our plan to reorganize our operating model. Prior to the fourth quarter of 2017, we reported our results as follows:

•      Commercial Insurance business included our Liability and Financial Lines and Property and Special Risks operating segments;

•      Consumer Insurance business included our Individual Retirement, Group Retirement, Life Insurance and Personal Insurance operating segments

•      Other Operations category consisted of businesses and items not allocated to our operating segments, including Institutional Markets, United Guaranty and Fuji Life.

•      Legacy Portfolio segment consisted of Legacy Insurance Lines representing exited or discontinued product lines, policy forms or distribution channels.

We now report our results of operations as follows:

General Insurance

General Insurance business is presented as two operating segments:

•      North America — consists of insurance businesses in the United States, Canada and Bermuda.

•      International  — consists of insurance businesses in Japan, United Kingdom, Europe, Asia Pacific, Latin America, Puerto Rico, Australia, the Middle East and Africa.

Results are presented before internal reinsurance transactions.  North America and International operating segments consist of the following products:

–     Commercial Lines — consists of Liability, Financial Lines, Property and Special Risks.

–     Personal Insurance — consists of Personal Lines and Accident and Health.

Life and Retirement

Life and Retirement business is presented as four operating segments:

•      Individual Retirement — consists of fixed annuities, fixed index annuities, variable annuities and retail mutual funds.

•      Group Retirement — consists of group mutual funds, group fixed annuities, group variable annuities, individual annuity and investment products, financial planning and advisory services.

•      Life Insurance — primary products in the U.S. include term life and universal life insurance. International operations include distribution of life and health products in the UK and Ireland.

•      Institutional Markets — consists of stable value wrap products, structured settlement and pension risk transfer annuities, corporate- and bank-owned life insurance and guaranteed investment contracts (GICs).

Other Operations

The Other Operations category consists of:

•      Income from assets held by AIG Parent and other corporate subsidiaries.

•      General operating expenses not attributable to specific reporting segments.

•      Interest expense.

•      Blackboard  —  a data-enabled, digital subsidiary that provides the commercial insurance industry with alternative solutions using digital technology, data analytics and automation

•      United Guaranty — Mortgage insurance protects mortgage lenders and investors against the increased risk of borrower default related to high loan-to-value mortgages. The sale of this business was completed on December 31, 2016.

•      Fuji Life — consists of term insurance, life insurance, endowment policies and annuities. The sale of this business was completed on April 30, 2017.

180                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  3. Segment Information

Legacy Portfolio

The Legacy Portfolio segment consists of:

Legacy Insurance Lines represent exited or discontinued product lines, policy forms or distribution channels.

•      Legacy General Insurance Run-Off Lines — consists of asbestos and environmental exposures and other exposures within certain Property and Casualty profit centers no longer actively marketed, including excess workers’ compensation, environmental impairment liability, public entity liability, accident & health, physicians and surgeons professional liability, and various other workers’ compensation and general liability exposures.

•      Legacy Life and Retirement Run-Off Lines — include whole life, long-term care and exited accident & health product lines. Also includes certain structured settlement, pension risk transfer annuities and single premium immediate annuities written prior to April 2012.

•      Legacy Investments — include investment classes that we have placed into run-off.

On December 31, 2016, we completed the sale of United Guaranty to Arch. See Note 1 for a further discussion.

In the second quarter of 2015, a United Guaranty subsidiary and certain of our General Insurance companies entered into a 50 percent quota share reinsurance agreement whereby the United Guaranty subsidiary (1) ceded 50 percent of the risk relating to policies written in 2014 that were current as of January 1, 2015 and (2) ceded 50 percent of the risk relating to all policies written in 2015 and 2016, each in exchange for a 30 percent ceding commission and reimbursements of 50 percent of the losses and loss adjustment expenses incurred on covered policies. Beginning in the third quarter of 2016, the effect of this intercompany reinsurance arrangements is included in the results of Property and Special Risks and Other Operations for all periods presented. Previously, this arrangement was eliminated for purposes of segment reporting. Concurrent with the closing of the sale of United Guaranty, we amended and restated this arrangement and expect the results of this arrangement to continue to be reported in Property and Special Risks.

Investment income of the General Insurance companies is attributed to the North America and International operating segments based on an internal investment income allocation model. The model estimates investable funds based primarily on loss reserves and unearned premiums. Investment income of the Life and Retirement companies is attributed to the Individual Retirement, Group Retirement, Life Insurance and Institutional Markets operating segments as well as the Legacy Life and Retirement Run-Off Lines based on invested assets in segregated product line portfolios; income from invested assets in excess of liabilities is allocated to product lines based on internal capital estimates.

We evaluate segment performance based on adjusted revenues and adjusted pre-tax income (loss). Adjusted revenues and adjusted pre-tax income (loss) are derived by excluding certain items from total revenues and net income (loss) attributable to AIG, respectively. For the items excluded from adjusted revenues and adjusted pre-tax income (loss) see the table below.

AIG | 2017 Form 10-K                          181

ITEM 8 |  Notes to Consolidated Financial Statements |  3. Segment Information

The following table presents AIG’s continuing operations by operating segment:

		Net			Adjusted
	Total	Investment	Interest	Amortization	Pre-Tax
(in millions)	Revenues	Income	Expense	of DAC	Income (Loss)
2017
General Insurance
North America	$14,600	$3,145	$31	$1,305	$(232)
International	15,094	523	(9)	2,460	(581)
Total General Insurance	29,694	3,668	22	3,765	(813)
Life and Retirement
Individual Retirement	5,514	4,013	58	415	2,289
Group Retirement	2,848	2,164	32	84	1,004
Life Insurance	4,056	1,044	13	239	274
Institutional Markets	3,168	595	6	5	264
Total Life and Retirement	15,586	7,816	109	743	3,831
Other Operations	1,413	53	968	(9)	(1,405)
Legacy Portfolio	4,391	2,776	122	76	1,470
AIG Consolidation and elimination	(308)	(280)	(53)	4	75
Total AIG Consolidated adjusted revenues and adjusted
pre-tax income	$50,776	$14,033	$1,168	$4,579	$3,158
Reconciling Items from adjusted pre-tax income to
pre-tax income (loss):
Changes in fair value of securities used to hedge guaranteed
living benefits	146	146	-	-	146
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	-	-	(291)	303
Other income (expense) - net	(49)	-	-	-	-
Gain on extinguishment of debt	-	-	-	-	5
Net realized capital losses	(1,380)	-	-	-	(1,380)
Income from divested businesses	-	-	-	-	68
Non-operating litigation reserves and settlements	27	-	-	-	129
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	-	-	-	(303)
Net loss reserve discount (benefit) charge	-	-	-	-	(187)
Pension expense related to a one-time lump sum payment to
former employees	-	-	-	-	(60)
Restructuring and other costs	-	-	-	-	(413)
Revenues and Pre-tax income	$49,520	$14,179	$1,168	$4,288	$1,466
2016
General Insurance
North America	$17,005	$3,041	$28	$1,444	$(2,399)
International	16,135	513	-	2,677	348
Total General Insurance	33,140	3,554	28	4,121	(2,051)
Life and Retirement
Individual Retirement	5,758	3,878	50	298	2,269
Group Retirement	2,769	2,146	26	129	931
Life Insurance	3,818	1,035	12	182	(37)
Institutional Markets	1,433	563	4	4	265
Total Life and Retirement	13,778	7,622	92	613	3,428
Other Operations	2,517	207	978	72	(1,011)
Legacy Portfolio	5,250	2,913	282	108	1,007
AIG Consolidation and elimination	(494)	(351)	(120)	(117)	42
Total AIG Consolidated adjusted revenues and adjusted
pre-tax income	$54,191	$13,945	$1,260	$4,797	$1,415
Reconciling Items from adjusted pre-tax income to
pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	120	120	-	-	120
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	-	-	(276)	195
Other income (expense) - net	(44)	-	-	-	-
Loss on extinguishment of debt	-	-	-	-	(74)
Net realized capital losses	(1,944)	-	-	-	(1,944)
Loss from divested businesses	-	-	-	-	545
Non-operating litigation reserves and settlements	44	-	-	-	41
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	-	-	-	42
Net loss reserve discount (benefit) charge	-	-	-	-	427

182                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  3. Segment Information

Pension expense related to a one-time lump sum payment to
former employees	-	-	-	-	(147)
Restructuring and other costs	-	-	-	-	(694)
Revenues and Pre-tax income	$52,367	$14,065	$1,260	$4,521	$(74)
2015
General Insurance
North America	$18,482	$3,196	$13	$1,699	$558
International	16,186	550	-	2,620	70
Total General Insurance	34,668	3,746	13	4,319	628
Life and Retirement
Individual Retirement	6,450	3,805	27	431	1,812
Group Retirement	2,834	2,192	15	50	1,100
Life Insurance	3,771	1,034	7	311	(51)
Institutional Markets	2,267	510	3	2	263
Total Life and Retirement	15,322	7,541	52	794	3,124
Other Operations	2,326	196	1,027	47	(825)
Legacy Portfolio	5,771	2,928	292	102	1,133
AIG Consolidation and elimination	(496)	(315)	(103)	(26)	(76)
Total AIG Consolidated adjusted revenues and adjusted
pre-tax income	$57,591	$14,096	$1,281	$5,236	$3,984
Reconciling Items from adjusted pre-tax income to
pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	(43)	(43)	-	-	(43)
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	-	-	-	(15)
Other income (expense) - net	(43)	-	-	-	-
Loss on extinguishment of debt	-	-	-	-	(756)
Net realized capital gains	776	-	-	-	776
Loss from divested businesses	(48)	-	-	-	(59)
Non-operating litigation reserves and settlements	94	-	-	-	82
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	-	-	-	(263)
Net loss reserve discount (benefit) charge	-	-	-	-	71
Restructuring and other costs	-	-	-	-	(496)
Revenues and Pre-tax income	$58,327	$14,053	$1,281	$5,236	$3,281

The following table presents AIG’s year-end identifiable assets and capital expenditures by legal entity category:

	Year-End Identifiable Assets		Capital Expenditures
(in millions)	2017	2016	2017	2016
General Insurance companies	$114,841	$118,287	$239	$685
Life and Retirement companies	289,457	269,813	88	85
Other	105,425	122,016	156	349
AIG Consolidation and Elimination	(11,422)	(11,852)	-	-
Total Assets	$498,301	$498,264	$483	$1,119

The following table presents AIG’s consolidated total revenues and real estate and other fixed assets, net of accumulated depreciation, by major geographic area:

				Real Estate and Other Fixed Assets,
	Total Revenues*			Net of Accumulated Depreciation
(in millions)	2017	2016	2015	2017	2016	2015
North America	$34,149	$36,871	$41,680	$1,630	$1,326	$1,819
International	15,371	15,496	16,647	892	1,334	1,316
Consolidated	$49,520	$52,367	$58,327	$2,522	$2,660	$3,135

*    Revenues are generally reported according to the geographic location of the reporting unit. International revenues consists of revenues from our General Insurance International operating segment.

AIG | 2017 Form 10-K                          183

ITEM 8 |  Notes to Consolidated Financial Statements | 4. Held-For-Sale Classification

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

At December 31, 2017, we had no businesses classified as held-for-sale. At December 31, 2016, the following businesses were reported as held-for-sale:

United Guaranty Asia

On August 15, 2016, we entered into a definitive agreement to sell our 100 percent interest in United Guaranty and certain related affiliates to Arch. This transaction closed on December 31, 2016 and we received proceeds of approximately $3.3 billion, consisting of $2.2 billion of cash, and approximately $1.1 billion of newly issued Arch convertible non-voting common-equivalent preferred stock. We also received $261 million in pre-closing dividends from United Guaranty in the fourth quarter of 2016.  However, due to pending regulatory approvals, United Guaranty Asia was not included in the December 31, 2016 closing and $40 million of cash consideration was retained by Arch. The sale of United Guaranty Asia was completed on July 1, 2017 and we received the $40 million cash proceeds.

Sale of Certain Insurance Subsidiary Operations to Fairfax

On October 18, 2016, we entered into agreements to sell certain insurance operations to Fairfax Financial Holdings Limited (Fairfax). The agreements include the sale of our subsidiary operations in Argentina, Chile, Colombia, Uruguay, Venezuela and Turkey. Fairfax will also acquire renewal rights for the portfolios of local business written by our operations in Bulgaria, the Czech Republic, Hungary, Poland, Romania and Slovakia, and assume certain of our operating assets and employees. Total cash consideration to us is expected to be approximately $234 million. The transaction is closing on a country-by-country basis as the regulatory approvals are obtained.  In the second quarter of 2017, the sale of operations in Turkey as well as the renewal rights in Bulgaria, the Czech Republic, Hungary, Poland and Slovakia were completed, which resulted in total cash proceeds of $48 million. In the third quarter of 2017, the sale of the operations in Colombia, Chile and Argentina were completed, which resulted in cash proceeds of $168 million. Substantially all of the operations and renewal rights that we agreed to sell Fairfax were sold by December 31, 2017.

AIG Fuji Life Insurance

On November 14, 2016, we entered into an agreement to sell Fuji Life to FWD Group, the insurance arm of Pacific Century Group. Total cash consideration to us was approximately $333 million. The sale resulted in a pre-tax loss of $591  milli ☐ n.  The sale of Fuji Life was completed on April 30, 2017.

184                             AIG | 2017 Form 10-K

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

AIG | 2017 Form 10-K                          185

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

Valuation Methodologies of Financial Instruments Measured at Fair Value

Incorporation of Credit Risk in Fair Value Measurements

•     Our Own Credit Risk.   Fair value measurements for certain liabilities incorporate our own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to us at the balance sheet date by reference to observable AIG CDS or cash bond spreads. We calculate the effect of credit spread changes using discounted cash flow techniques that incorporate current market interest rates. A derivative counterparty’s net credit exposure to us is determined based on master netting agreements, when applicable, which take into consideration all derivative positions with us, as well as collateral we post with the counterparty at the balance sheet date. For a description of how we incorporate our own credit risk in the valuation of embedded derivatives related to certain annuity and life insurance products see Embedded Derivatives within Policyholder Contract Deposits below.

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

186                             AIG | 2017 Form 10-K

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

AIG | 2017 Form 10-K                          187

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

188                             AIG | 2017 Form 10-K

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

Projected cash flows are discounted using the interest rate swap curve (swap curve), which is commonly viewed as being consistent with the credit spreads for highly‑rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, LIBOR) leg of a related tenor. We also incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with variable annuity and equity-indexed annuity and life contracts. The non-performance risk adjustment reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows in the valuation of these embedded derivatives. The non-performance risk adjustment is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our Life and Retirement companies.

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

AIG | 2017 Form 10-K                          189

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2017				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(b)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$201	$2,455	$-	$-	$-	$2,656
Obligations of states, municipalities and political subdivisions	-	16,240	2,404	-	-	18,644
Non-U.S. governments	20	15,631	8	-	-	15,659
Corporate debt	-	133,003	1,173	-	-	134,176
RMBS	-	21,098	16,136	-	-	37,234
CMBS	-	13,217	624	-	-	13,841
CDO/ABS	-	8,131	8,651	-	-	16,782
Total bonds available for sale	221	209,775	28,996	-	-	238,992
Other bond securities:
U.S. government and government sponsored entities	238	2,564	-	-	-	2,802
Obligations of states, municipalities and political subdivisions	-	-	-	-	-	-
Non-U.S. governments	-	57	-	-	-	57
Corporate debt	-	1,891	18	-	-	1,909
RMBS	-	421	1,464	-	-	1,885
CMBS	-	485	74	-	-	559
CDO/ABS	-	604	4,956	-	-	5,560
Total other bond securities	238	6,022	6,512	-	-	12,772
Equity securities available for sale:
Common stock	1,061	-	-	-	-	1,061
Preferred stock	18	515	-	-	-	533
Mutual funds	110	4	-	-	-	114
Total equity securities available for sale	1,189	519	-	-	-	1,708
Other equity securities	589	-	-	-	-	589
Mortgage and other loans receivable	-	-	5	-	-	5
Other invested assets(a)	-	1	250	-	-	251
Derivative assets:
Interest rate contracts	1	2,170	-	-	-	2,171
Foreign exchange contracts	-	827	4	-	-	831
Equity contracts	188	252	82	-	-	522
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	20	-	-	20
Counterparty netting and cash collateral	-	-	-	(1,464)	(1,159)	(2,623)
Total derivative assets	189	3,249	107	(1,464)	(1,159)	922
Short-term investments	2,078	537	-	-	-	2,615
Separate account assets	87,141	5,657	-	-	-	92,798
Total	$91,645	$225,760	$35,870	$(1,464)	$(1,159)	$350,652
Liabilities:
Policyholder contract deposits	$-	$14	$4,136	$-	$-	$4,150
Other policyholder funds	-	-	-	-	-	-
Derivative liabilities:
Interest rate contracts	2	2,176	22	-	-	2,200
Foreign exchange contracts	-	1,241	4	-	-	1,245
Equity contracts	2	19	-	-	-	21
Credit contracts	-	14	263	-	-	277
Other contracts	-	-	5	-	-	5
Counterparty netting and cash collateral	-	-	-	(1,464)	(1,249)	(2,713)
Total derivative liabilities	4	3,450	294	(1,464)	(1,249)	1,035
Long-term debt	-	2,888	-	-	-	2,888
Other liabilities	46	43	-	-	-	89
Total	$50	$6,395	$4,430	$(1,464)	$(1,249)	$8,162

190                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

December 31, 2016				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(b)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$63	$1,929	$-	$-	$-	$1,992
Obligations of states, municipalities and political subdivisions	-	22,732	2,040	-	-	24,772
Non-U.S. governments	52	14,466	17	-	-	14,535
Corporate debt	-	131,047	1,133	-	-	132,180
RMBS	-	20,468	16,906	-	-	37,374
CMBS	-	12,231	2,040	-	-	14,271
CDO/ABS	-	8,578	7,835	-	-	16,413
Total bonds available for sale	115	211,451	29,971	-	-	241,537
Other bond securities:
U.S. government and government sponsored entities	-	2,939	-	-	-	2,939
Non-U.S. governments	-	51	-	-	-	51
Corporate debt	-	1,755	17	-	-	1,772
RMBS	-	420	1,605	-	-	2,025
CMBS	-	448	155	-	-	603
CDO/ABS	-	905	5,703	-	-	6,608
Total other bond securities	-	6,518	7,480	-	-	13,998
Equity securities available for sale:
Common stock	1,056	9	-	-	-	1,065
Preferred stock	752	-	-	-	-	752
Mutual funds	260	1	-	-	-	261
Total equity securities available for sale	2,068	10	-	-	-	2,078
Other equity securities	482	-	-	-	-	482
Mortgage and other loans receivable	-	-	11	-	-	11
Other invested assets(a)	-	1	204	-	-	205
Derivative assets:
Interest rate contracts	-	2,328	-	-	-	2,328
Foreign exchange contracts	-	1,320	-	-	-	1,320
Equity contracts	188	59	58	-	-	305
Credit contracts	-	-	2	-	-	2
Other contracts	-	6	16	-	-	22
Counterparty netting and cash collateral	-	-	-	(1,265)	(903)	(2,168)
Total derivative assets	188	3,713	76	(1,265)	(903)	1,809
Short-term investments	2,660	681	-	-	-	3,341
Separate account assets	77,318	5,654	-	-	-	82,972
Total	$82,831	$228,028	$37,742	$(1,265)	$(903)	$346,433
Liabilities:
Policyholder contract deposits	$-	$25	$3,033	$-	$-	$3,058
Other policyholder funds	5	-	-	-	-	5
Derivative liabilities:
Interest rate contracts	-	3,039	38	-	-	3,077
Foreign exchange contracts	-	1,358	11	-	-	1,369
Equity contracts	12	7	-	-	-	19
Credit contracts	-	-	331	-	-	331
Other contracts	-	1	5	-	-	6
Counterparty netting and cash collateral	-	-	-	(1,265)	(1,521)	(2,786)
Total derivative liabilities	12	4,405	385	(1,265)	(1,521)	2,016
Long-term debt	-	3,357	71	-	-	3,428
Other liabilities	-	-	-	-	-	-
Total	$17	$7,787	$3,489	$(1,265)	$(1,521)	$8,507

(a)  Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $6.0 billion and $6.7 billion as of December 31, 2017 and December 31, 2016, respectively.

(b)  Represents netting of derivative exposures covered by qualifying master netting agreements.

AIG | 2017 Form 10-K                          191

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

During the years ended December 31, 2017 and 2016, we transferred $0.4 billion and $1.1 billion, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, because they are no longer considered actively traded. For similar reasons, during the years ended December 31, 2017 and 2016, we transferred $113 million and $34 million, respectively, of securities issued by the U.S. government and government‑sponsored entities from Level 1 to Level 2. Additionally, we transferred $126 million of preferred stock from Level 1 to Level 2 during the year ended December 31, 2017. We had no material transfers of preferred stock from Level 1 to Level 2 during the year ended December 31, 2016. There were no material transfers from Level 2 to Level 1 during the years ended December 31, 2017 and 2016.

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the years ended December 31, 2017 and 2016 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2017 and 2016:

		Net								Changes in
		Realized and								Unrealized Gains
		Unrealized		Purchases,				Reclassified		(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross		to Assets	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	Divested	Held	End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	for Sale	of Year	at End of Year
December 31, 2017
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,040	$5	$167	$216	$8	$(32)	$-	$-	$2,404	$-
Non-U.S. governments	17	(9)	9	(9)	-	-	-	-	8	-
Corporate debt	1,133	(3)	20	(259)	886	(604)	-	-	1,173	-
RMBS	16,906	1,071	942	(2,763)	19	(39)	-	-	16,136	-
CMBS	2,040	35	11	(748)	20	(734)	-	-	624	-
CDO/ABS	7,835	(19)	155	743	-	(63)	-	-	8,651	-
Total bonds available
for sale	29,971	1,080	1,304	(2,820)	933	(1,472)	-	-	28,996	-
Other bond securities:
Corporate debt	17	3	-	10	-	(12)	-	-	18	1
RMBS	1,605	191	-	(313)	14	(33)	-	-	1,464	113
CMBS	155	4	-	24	9	(118)	-	-	74	5
CDO/ABS	5,703	841	-	(1,582)	-	(6)	-	-	4,956	362
Total other bond securities	7,480	1,039	-	(1,861)	23	(169)	-	-	6,512	481
Equity securities available
for sale:
Common stock	-	-	-	1	-	(1)	-	-	-	-
Total equity securities
available for sale	-	-	-	1	-	(1)	-	-	-	-
Other equity securities	-	-	-	-	-	-	-	-	-	-
Mortgage and other loans
receivable	11	-	-	(6)	-	-	-	-	5	-
Other invested assets	204	14	(6)	39	-	(1)	-	-	250	6
Total	$37,666	$2,133	$1,298	$(4,647)	$956	$(1,643)	$-	$-	$35,763	$487

192                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

		Net								Changes in
		Realized and								Unrealized Gains
		Unrealized		Purchases,				Reclassified		(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross		to Liabilities	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	Divested	Held	End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	for Sale	of Year	at End of Year
Liabilities:
Policyholder contract deposits	$3,033	$807	$-	$296	$-	$-	$-	$-	$4,136	$(499)
Derivative liabilities, net:
Interest rate contracts	38	(5)	-	(11)	-	-	-	-	22	5
Foreign exchange
contracts	11	(2)	-	(9)	-	-	-	-	-	3
Equity contracts	(58)	(41)	-	17	-	-	-	-	(82)	35
Credit contracts	329	(62)	-	(5)	-	-	-	-	262	61
Other contracts	(11)	(74)	-	73	(3)	-	-	-	(15)	77
Total derivative
liabilities, net(a)	309	(184)	-	65	(3)	-	-	-	187	181
Long-term debt(b)	71	16	-	(87)	-	-	-	-	-	-
Total	$3,413	$639	$-	$274	$(3)	$-	$-	$-	$4,323	$(318)
		Net								Changes in
		Realized and								Unrealized Gains
		Unrealized		Purchases,				Reclassified		(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross		to Assets	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	Divested	Held	End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	for Sale	of Year	at End of Year
December 31, 2016
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,124	$5	$-	$61	$2	$(152)	$-	$-	$2,040	$-
Non-U.S. governments	32	(3)	(12)	7	1	(5)	-	(3)	17	-
Corporate debt	1,370	(13)	(42)	(111)	920	(977)	(14)	-	1,133	-
RMBS	16,537	970	(24)	(878)	330	(29)	-	-	16,906	-
CMBS	2,585	72	(132)	(323)	23	(185)	-	-	2,040	-
CDO/ABS	6,169	34	(111)	1,720	23	-	-	-	7,835	-
Total bonds available
for sale	28,817	1,065	(321)	476	1,299	(1,348)	(14)	(3)	29,971	-
Other bond securities:
Corporate debt	17	-	-	-	-	-	-	-	17	-
RMBS	1,581	43	-	(1)	-	(18)	-	-	1,605	(24)
CMBS	193	-	-	(38)	-	-	-	-	155	(1)
CDO/ABS	7,055	271	-	(1,623)	65	(65)	-	-	5,703	(393)
Total other bond securities	8,846	314	-	(1,662)	65	(83)	-	-	7,480	(418)
Equity securities available
for sale:
Common stock	-	-	-	-	-	-	-	-	-	-
Total equity securities
available for sale	-	-	-	-	-	-	-	-	-	-
Other equity securities	14	-	-	(14)	-	-	-	-	-	-
Mortgage and other loans
receivable	11	-	-	-	-	-	-	-	11	-
Other invested assets	332	1	-	(75)	-	(54)	-	-	204	8
Total	$38,020	$1,380	$(321)	$(1,275)	$1,364	$(1,485)	$(14)	$(3)	$37,666	$(410)

AIG | 2017 Form 10-K                          193

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

		Net								Changes in
		Realized and								Unrealized Gains
		Unrealized		Purchases,				Reclassified		(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross		to Liabilities	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	Divested	Held	End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	for Sale	of Year	at End of Year
Liabilities:
Policyholder contract
deposits	$2,289	$441	$-	$303	$-	$-	$-	$-	$3,033	$(366)
Derivative liabilities, net:
Interest rate contracts	50	(8)	-	(4)	-	-	-	-	38	6
Foreign exchange
contracts	7	5	-	(1)	-	-	-	-	11	(4)
Equity contracts	(54)	(10)	-	6	-	-	-	-	(58)	10
Credit contracts	505	(81)	-	(95)	-	-	-	-	329	71
Other contracts	48	(10)	-	(53)	-	4	-	-	(11)	128
Total derivatives
liabilities, net(a)	556	(104)	-	(147)	-	4	-	-	309	211
Long-term debt(b)	183	4	-	(3)	-	(113)	-	-	71	(1)
Total	$3,028	$341	$-	$153	$-	$(109)	$-	$-	$3,413	$(156)

(a)  Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b)  Includes guaranteed investment agreements (GIAs), notes, bonds, loans and mortgages payable.

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
December 31, 2017
Assets:
Bonds available for sale	$1,127	$(49)	$2	$1,080
Other bond securities	308	-	731	1,039
Equity securities available for sale	-	-	-	-
Other equity securities	-	-	-	-
Other invested assets	9	6	(1)	14
December 31, 2016
Assets:
Bonds available for sale	$1,180	$(118)	$3	$1,065
Other bond securities	110	44	160	314
Equity securities available for sale	-	-	-	-
Other equity securities	-	-	-	-
Other invested assets	13	39	(51)	1
	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
December 31, 2017
Liabilities:
Policyholder contract deposits	-	807	-	807
Derivative liabilities, net	-	(17)	(167)	(184)
Long-term debt	-	-	16	16
December 31, 2016
Liabilities:
Policyholder contract deposits	-	441	-	441
Derivative liabilities, net	-	(8)	(96)	(104)
Long-term debt	-	-	4	4

194                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above for years ended December 31, 2017 and 2016 related to Level 3 assets and liabilities in the Consolidated Balance Sheet:

				Purchases, Sales,
			Issuances and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
December 31, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$286	$(16)	$(54)	$216
Non-U.S. governments	9	(1)	(17)	(9)
Corporate debt	36	(59)	(236)	(259)
RMBS	1,199	(260)	(3,702)	(2,763)
CMBS	75	(146)	(677)	(748)
CDO/ABS	2,099	(243)	(1,113)	743
Total bonds available for sale	3,704	(725)	(5,799)	(2,820)
Other bond securities:
Corporate debt	11	-	(1)	10
RMBS	167	(218)	(262)	(313)
CMBS	42	(11)	(7)	24
CDO/ABS	9	(65)	(1,526)	(1,582)
Total other bond securities	229	(294)	(1,796)	(1,861)
Equity securities available for sale	13	-	(12)	1
Other equity securities	-	-	-	-
Mortgage and other loans receivable	-	(6)	-	(6)
Other invested assets	107	(46)	(22)	39
Total assets	$4,053	$(1,071)	$(7,629)	$(4,647)
Liabilities:
Policyholder contract deposits	$-	$344	$(48)	$296
Derivative liabilities, net	(4)	-	69	65
Long-term debt(b)	-	-	(87)	(87)
Total liabilities	$(4)	$344	$(66)	$274
December 31, 2016
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$164	$(8)	$(95)	$61
Non-U.S. governments	13	-	(6)	7
Corporate debt	29	(25)	(115)	(111)
RMBS	2,635	(81)	(3,432)	(878)
CMBS	156	(98)	(381)	(323)
CDO/ABS	2,460	(99)	(641)	1,720
Total bonds available for sale	5,457	(311)	(4,670)	476
Other bond securities:
Corporate debt	-	-	-	-
RMBS	343	(104)	(240)	(1)
CMBS	53	(86)	(5)	(38)
CDO/ABS	69	(458)	(1,234)	(1,623)
Total other bond securities	465	(648)	(1,479)	(1,662)
Equity securities available for sale	-	-	-	-
Other equity securities	14	-	(28)	(14)
Mortgage and other loans receivable	1	(2)	1	-
Other invested assets	37	(10)	(102)	(75)
Total assets	$5,974	$(971)	$(6,278)	$(1,275)
Liabilities:
Policyholder contract deposits	$-	$437	$(134)	$303
Derivative liabilities, net	(6)	-	(141)	(147)
Long-term debt(b)	-	-	(3)	(3)
Total liabilities	$(6)	$437	$(278)	$153

(a)  There were no issuances during the years ended December 31, 2017 and 2016.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

AIG | 2017 Form 10-K                          195

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2017 and 2016 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $64 million and $188 million of net losses related to assets and liabilities transferred into Level 3 during 2017 and 2016, respectively, and includes $36 million and $189 million of net losses related to assets and liabilities transferred out of Level 3 during 2017 and 2016, respectively.

Transfers of Level 3 Assets

During the years ended December 31, 2017 and 2016, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types.

During the years ended December 31, 2017 and 2016, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the years ended December 31, 2017 and 2016.

196                             AIG | 2017 Form 10-K

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
Assets:

Obligations of states,
municipalities and
political subdivisions	$1,620	Discounted cash flow	Yield	3.55% - 4.32% (3.94%)

Corporate debt	1,086	Discounted cash flow	Yield	3.26% - 12.22% (7.74%)

RMBS(a)	16,156	Discounted cash flow	Constant prepayment rate	3.97% - 13.42% (8.69%)
			Loss severity	43.15% - 77.15% (60.15%)
			Constant default rate	3.31% - 8.30% (5.80%)
			Yield	2.73% - 5.19% (3.96%)

CDO/ABS(a)	5,254	Discounted cash flow	Yield	3.38% - 4.78% (4.08%)

CMBS	487	Discounted cash flow	Yield	2.22% - 7.77% (4.99%)

Liabilities:

Embedded derivatives
within Policyholder
contract deposits:

GMWB	1,994	Discounted cash flow	Equity volatility	6.45% - 51.25%
			Base lapse rate	0.35% - 14.00%
			Dynamic lapse multiplier	30.00% - 170.00%
			Mortality multiplier(c)	40.00% - 153.00%
			Utilization	90.00% - 100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	1,603	Discounted cash flow	Lapse rate	0.50% - 40.00%
			Mortality multiplier(c)	42.00% - 162.00%
			Option Budget	1.00% - 4.00%

Indexed Life	515	Discounted cash flow	Base lapse rate	2.00% - 19.00%
			Mortality rate	0.00% - 40.00%

AIG | 2017 Form 10-K                          197

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2016	Technique	Unobservable Input(b)	(Weighted Average)
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

Liabilities:

Embedded derivatives
within Policyholder
contract deposits:

GMWB	1,777	Discounted cash flow	Equity volatility	13.00% - 50.00%
			Base lapse rate	0.50% - 20.00%
			Dynamic lapse multiplier	30.00% - 170.00%
			Mortality multiplier(c)	42.00% - 161.00%
			Utilization	100.00%
			Equity / interest rate correlation	20.00% - 40.00%

Index Annuities	859	Discounted cash flow	Lapse rate	1.00% - 66.00%
			Mortality multiplier(c)	101.00% - 103.00%
			Option Budget	1.00% - 4.00%

Indexed Life	381	Discounted cash flow	Base lapse rate	2.00% - 19.00%
			Mortality rate	0.00% - 40.00%

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

198                             AIG | 2017 Form 10-K

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

AIG | 2017 Form 10-K                          199

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

•     Base lapse rate assumptions are determined by company experience and are adjusted at the contract level using a dynamic lapse function, which reduces the base lapse rate when the contract is in-the-money (when the contract holder’s guaranteed value, as estimated by the company, is worth more than their underlying account value). Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. Increases in assumed lapse rates will generally decrease the fair value of the liability, as fewer policyholders would persist to collect guaranteed withdrawal amounts.

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

•     Option budget estimates the expected long-term cost of options used to hedge exposures associated with equity price changes. The level of option budgets determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.

200                             AIG | 2017 Form 10-K

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

		December 31, 2017		December 31, 2016
		Fair Value Using Net Asset Value Per Share (or its equivalent)		Fair Value Using Net Asset Value Per Share (or its equivalent)

			Unfunded		Unfunded
(in millions)	Investment Category Includes		Commitments		Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,243	$706	$1,424	$750

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	210	187	258	208

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	134	73	137	31

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	113	42	123	44

Other	Includes multi-strategy, mezzanine, and other strategies	428	219	312	215
Total private equity funds		2,128	1,227	2,254	1,248
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	1,128	-	1,453	9

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	1,233	-	1,429	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	1,011	-	992	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	266	8	416	8

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	231	4	197	14
Total hedge funds		3,869	12	4,487	31
Total		$5,997	$1,239	$6,741	$1,279

AIG | 2017 Form 10-K                          201

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments. At December 31, 2017, assuming average original expected lives of 10 years for the funds, 58 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 17 percent between four and six years and 25 percent between seven and 10 years.

The hedge fund investments included above, which are carried at fair value, are generally redeemable monthly (22 percent), quarterly (43 percent), semi-annually (12 percent) and annually (23 percent), with redemption notices ranging from one day to 180 days. At December 31, 2017, investments representing approximately 49 percent of the total fair value of these hedge fund investments had partial contractual redemption restrictions. These partial redemption restrictions are generally related to one or more investments held in the hedge funds that the fund manager deemed to be illiquid. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre-defined end dates. The majority of these restrictions are generally expected to be lifted by the end of 2018.

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

For additional information related to embedded derivatives refer to Note 11 herein.

Additionally, we elect the fair value option for certain alternative investments when such investments are eligible for this election. We believe this measurement basis is consistent with the applicable accounting guidance used by the respective investment company funds themselves.

For additional information on securities and other invested assets for which we have elected the fair value option refer to Note 6 herein.

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Years Ended December 31,	Gain (Loss)
(in millions)	2017	2016	2015
Assets:
Bond and equity securities	$1,646	$447	$616
Alternative investments(a)	509	28	36
Other, including Short-term investments	1	-	2
Liabilities:
Long-term debt(b)	(49)	(9)	(38)
Other liabilities	(2)	-	(3)
Total gain	$2,105	$466	$613

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

For additional information about our policies for recognition, measurement, and disclosure of interest and dividend income see Note 6 herein.

202                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

During 2017, 2016 and 2015, we recognized gains of $4 million and $22 million, and loss of $4 million, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	December 31, 2017			December 31, 2016
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$5	$5	$-	$11	$8	$3
Liabilities:
Long-term debt*	$2,888	$2,280	$608	$3,428	$2,628	$800

*    Includes GIAs, notes, bonds, loans and mortgages payable.

There were no mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due or in non-accrual status at December 31, 2017 or 2016.

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

For additional information about how we test various asset classes for impairment see Notes 6 and 7 herein.

Information regarding the estimation of fair value for financial instruments measured at fair value on a non-recurring basis is discussed below:

•     Impairments for Other investments for the period ended December 31, 2015 primarily relate to certain investments in affordable housing partnerships, the fair values of which are determined based on remaining tax credits and other residual benefits due from the respective partnerships. Residual benefits include consideration of the fair value of underlying real estate properties, which is determined based on market-appropriate capitalization rates applied to net operating income of the properties. Impairments for Other investments for the period ended December 31, 2016 primarily relate to certain investments in aircraft, the fair values of which are determined based on third-party independent appraisals that use industry specific appraisal standards and methodologies. Impairments for Other investments for the period ended December 31, 2017 primarily relate to commercial mortgage loans, the fair values of which are determined based on independent broker quotations or valuation models using unobservable inputs, as well as the estimated fair value of the underlying collateral or the present value of the expected future cash flows.  The rest of the impairments relate to real estate investments, the fair values of which are determined based on third-party independent appraisals or discounted cash-flow models, as well as certain investments in aircraft, the fair values of which are determined based on third-party independent appraisals that use industry-specific appraisal standards and methodologies.

•     Impairments of Investments in Life Settlements are measured using their fair values as determined using a discounted cash flow methodology that incorporates the best available market assumptions for mortality as well as market yields based on reported transactions or the anticipated sale price, as appropriate. Effective December 31, 2015, AIG adopted the Society of Actuaries 2015 Valuation Basic Table (VBT) as the market mortality assumption used to measure fair value of impaired policies.

AIG | 2017 Form 10-K                          203

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2017	2016	2015
December 31, 2017
Other investments	$-	$-	$55	$55	$77	$76	$189
Investments in life settlements	-	-	-	-	360	397	540
Other assets*	-	-	-	-	157	19	80
Total	$-	$-	$55	$55	$594	$492	$809
December 31, 2016
Other investments	$-	$-	$364	$364
Investments in life settlements	-	-	736	736
Other assets	-	-	2	2
Total	$-	$-	$1,102	$1,102

*    Impairments include $35 million related to other assets that were sold in 2017.

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

•     Other invested assets:   The majority of Other invested assets that are not measured at fair value in 2016 represent investments in life settlements. The fair value of investments in life settlements is determined using a discounted cash flow methodology that incorporates the best available market assumptions for longevity as well as market yields based on reported transactions. Due to the individual life nature of each investment in life settlements and the illiquidity of the existing market, significant inputs to the fair value are unobservable. The majority of the Other invested assets that are not measured at fair value in 2017 represent time deposits with the original maturity at purchase greater than one year. The fair value of long-term time deposits is determined using the expected discounted future cash flow.

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

204                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
December 31, 2017
Assets:
Mortgage and other loans receivable	$-	$117	$37,644	$37,761	$37,018
Other invested assets	-	590	6	596	593
Short-term investments	-	7,771	-	7,771	7,771
Cash	2,362	-	-	2,362	2,362
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	387	121,809	122,196	114,326
Other liabilities	-	4,494	-	4,494	4,494
Long-term debt	-	23,930	4,313	28,243	28,752
December 31, 2016
Assets:
Mortgage and other loans receivable	$-	$161	$33,575	$33,736	$33,229
Other invested assets	-	955	2,053	3,008	3,474
Short-term investments	-	8,961	-	8,961	8,961
Cash	1,868	-	-	1,868	1,868
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	382	121,742	122,124	112,705
Other liabilities	-	4,196	-	4,196	4,196
Long-term debt	-	23,117	3,333	26,450	27,484

6. Investments

Fixed Maturity and Equity Securities

Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available for sale or are measured at fair value at our election. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2017 or 2016.

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

AIG | 2017 Form 10-K                          205

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
December 31, 2017
Bonds available for sale:
U.S. government and government sponsored entities	$2,532	$160	$(36)	$2,656	$-
Obligations of states, municipalities and political subdivisions	17,377	1,297	(30)	18,644	-
Non-U.S. governments	15,059	717	(117)	15,659	-
Corporate debt	126,310	8,666	(800)	134,176	17
Mortgage-backed, asset-backed and collateralized:
RMBS	34,181	3,273	(220)	37,234	1,568
CMBS	13,538	408	(105)	13,841	42
CDO/ABS	16,464	370	(52)	16,782	29
Total mortgage-backed, asset-backed and collateralized	64,183	4,051	(377)	67,857	1,639
Total bonds available for sale(b)	225,461	14,891	(1,360)	238,992	1,656
Equity securities available for sale:
Common stock	703	379	(21)	1,061	-
Preferred stock	504	29	-	533	-
Mutual funds	98	16	-	114	-
Total equity securities available for sale	1,305	424	(21)	1,708	-
Total	$226,766	$15,315	$(1,381)	$240,700	$1,656
December 31, 2016
Bonds available for sale:
U.S. government and government sponsored entities	$1,870	$148	$(26)	$1,992	$-
Obligations of states, municipalities and political subdivisions	24,025	1,001	(254)	24,772	-
Non-U.S. governments	14,018	773	(256)	14,535	-
Corporate debt	126,648	7,271	(1,739)	132,180	(31)
Mortgage-backed, asset-backed and collateralized:
RMBS	35,311	2,541	(478)	37,374	1,212
CMBS	14,054	409	(192)	14,271	45
CDO/ABS	16,315	278	(180)	16,413	39
Total mortgage-backed, asset-backed and collateralized	65,680	3,228	(850)	68,058	1,296
Total bonds available for sale(b)	232,241	12,421	(3,125)	241,537	1,265
Equity securities available for sale:
Common stock	708	369	(12)	1,065	-
Preferred stock	748	4	-	752	-
Mutual funds	241	23	(3)	261	-
Total equity securities available for sale	1,697	396	(15)	2,078	-
Total	$233,938	$12,817	$(3,140)	$243,615	$1,265

(a)  Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

(b)  At December 31, 2017 and 2016, bonds available for sale held by us that were below investment grade or not rated totaled $31.5 billion and $33.6 billion, respectively.

206                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
December 31, 2017
Bonds available for sale:
U.S. government and government sponsored entities	$770	$23	$332	$13	$1,102	$36
Obligations of states, municipalities and political
subdivisions	586	6	646	24	1,232	30
Non-U.S. governments	3,511	54	857	63	4,368	117
Corporate debt	15,578	453	7,291	347	22,869	800
RMBS	6,212	99	3,790	121	10,002	220
CMBS	3,408	46	1,389	59	4,797	105
CDO/ABS	1,455	24	822	28	2,277	52
Total bonds available for sale	31,520	705	15,127	655	46,647	1,360
Equity securities available for sale:
Common stock	136	21	-	-	136	21
Mutual funds	1	-	-	-	1	-
Total equity securities available for sale	137	21	-	-	137	21
Total	$31,657	$726	$15,127	$655	$46,784	$1,381
December 31, 2016
Bonds available for sale:
U.S. government and government sponsored entities	$720	$26	$-	$-	$720	$26
Obligations of states, municipalities and political
subdivisions	5,814	221	231	33	6,045	254
Non-U.S. governments	3,865	162	489	94	4,354	256
Corporate debt	28,184	1,013	6,080	726	34,264	1,739
RMBS	8,794	252	4,045	226	12,839	478
CMBS	4,469	152	479	40	4,948	192
CDO/ABS	5,362	102	1,961	78	7,323	180
Total bonds available for sale	57,208	1,928	13,285	1,197	70,493	3,125
Equity securities available for sale:
Common stock	125	12	-	-	125	12
Mutual funds	64	3	-	-	64	3
Total equity securities available for sale	189	15	-	-	189	15
Total	$57,397	$1,943	$13,285	$1,197	$70,682	$3,140

At December 31, 2017, we held 7,448 and 74 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 1,920 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2017 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

AIG | 2017 Form 10-K                          207

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
December 31, 2017	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,932	$8,071	$1,526	$1,515
Due after one year through five years	47,179	49,093	7,764	7,571
Due after five years through ten years	42,617	43,944	11,559	11,143
Due after ten years	63,550	70,027	9,705	9,342
Mortgage-backed, asset-backed and collateralized	64,183	67,857	17,453	17,076
Total	$225,461	$238,992	$48,007	$46,647
December 31, 2016
Due in one year or less	$7,796	$7,994	$604	$581
Due after one year through five years	49,200	51,958	6,002	5,841
Due after five years through ten years	43,308	44,226	16,045	15,332
Due after ten years	66,257	69,301	25,007	23,629
Mortgage-backed, asset-backed and collateralized	65,680	68,058	25,960	25,110
Total	$232,241	$241,537	$73,618	$70,493

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Years Ended December 31,
	2017		2016		2015
	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$725	$300	$801	$800	$517	$423
Equity securities	107	19	1,072	15	1,060	28
Total	$832	$319	$1,873	$815	$1,577	$451

For the years ended December 31, 2017, 2016 and 2015, the aggregate fair value of available for sale securities sold was $31.3 billion, $30.2 billion and $28.7 billion, which resulted in net realized capital gains of $0.5 billion, $1.1 billion and $1.1 billion, respectively.

208                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	December 31, 2017		December 31, 2016
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$2,802	21%	$2,939	20%
Obligations of states, municipalities and political subdivisions	-	-	-	-
Non-U.S. governments	57	1	51	-
Corporate debt	1,909	14	1,772	12
Mortgage-backed, asset-backed and collateralized:
RMBS	1,885	14	2,025	14
CMBS	559	4	603	4
CDO/ABS and other collateralized*	5,560	42	6,608	47
Total mortgage-backed, asset-backed and collateralized	8,004	60	9,236	65
Total fixed maturity securities	12,772	96	13,998	97
Equity securities	589	4	482	3
Total	$13,361	100%	$14,480	100%

*    Includes $251 million and $421 million of U.S. government agency backed ABS at December 31, 2017 and 2016, respectively.

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

December 31,
(in millions)	2017	2016
Alternative investments(a) (b)	$11,308	$13,379
Investment real estate(c)	8,258	6,900
Aircraft asset investments(d)	206	321
Investments in life settlements	-	2,516
All other investments	1,050	1,422
Total	$20,822	$24,538

(a)  At December 31, 2017, included hedge funds of $5.8 billion, private equity funds of $5.0 billion, and affordable housing partnerships of $543 million. At December 31, 2016, included hedge funds of $7.2 billion, private equity funds of $5.5 billion, and affordable housing partnerships of $625 million.

(b)  Approximately 75 percent of our hedge fund portfolio is available for redemption in 2018, an additional 25 percent will be available between 2019 and 2024.

(c)  Net of accumulated depreciation of $515 million and $451 million in 2017 and 2016, respectively.

(d)  Consists of investments in aircraft equipment held in a consolidated trust.

Other Invested Assets Carried at Fair Value

Certain hedge funds, private equity funds, and other investment partnerships for which we have elected the fair value option are reported at fair value with changes in fair value recognized in Net investment income with the exception of investments of AIG’s Other Operations, for which such changes are reported in Other income.  Other investments in hedge funds, private equity funds and other investment partnerships in which our insurance operations do not hold aggregate interests sufficient to exercise more than minor influence over the respective partnerships are reported at fair value with changes in fair value recognized as a component of Accumulated other comprehensive income. These investments are subject to other-than-temporary impairment evaluations (see discussion below on evaluating equity investments for other-than-temporary impairment). The gross unrealized loss recorded in Accumulated other comprehensive income on such investments was $45 million and $32 million at December 31, 2017 and 2016, respectively, the majority of which pertains to investments in private equity funds and hedge funds that have been in continuous unrealized loss positions for less than 12 months.

AIG | 2017 Form 10-K                          209

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

Summarized Financial Information of Equity Method Investees

The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31,
(in millions)	2017	2016	2015
Operating results:
Total revenues	$13,066	$9,512	$22,055
Total expenses	(6,835)	(7,361)	(3,898)
Net income	$6,231	$2,151	$18,157
At December 31,
(in millions)		2017	2016
Balance sheet:
Total assets		$132,708	$158,306
Total liabilities		$(35,585)	$(37,336)

The following table presents the carrying amount and ownership percentage of equity method investments at December 31, 2017 and 2016:

	2017		2016
	Carrying	Ownership	Carrying	Ownership
(in millions, except percentages)	Value	Percentage	Value	Percentage
Equity method investments	$9,050	Various	$10,756	Various

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

During 2017, 2016 and 2015, income recognized on investments in life settlements was $266 million, $453 million and $332 million, respectively, and is included in Net investment income in the Consolidated Statements of Income. We sold the remaining portion of our life settlements portfolio in 2017.

210                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

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

The following table presents the components of Net investment income:

Years Ended December 31,
(in millions)	2017	2016	2015
Available for sale fixed maturity securities, including short-term investments	$10,435	$11,314	$11,331
Other fixed maturity securities	660	331	1
Equity securities	34	(5)	99
Interest on mortgage and other loans	1,661	1,526	1,417
Alternative investments*	1,475	693	1,120
Real estate	144	150	181
Other investments	290	509	432
Total investment income	14,699	14,518	14,581
Investment expenses	520	453	528
Net investment income	$14,179	$14,065	$14,053

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

•     Exchange gains and losses resulting from foreign currency transactions.

AIG | 2017 Form 10-K                          211

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

The following table presents the components of Net realized capital losses:

Years Ended December 31,
(in millions)	2017	2016	2015
Sales of fixed maturity securities	$425	$1	$94
Sales of equity securities(a)	88	1,057	1,032
Other-than-temporary impairments:
Severity	(2)	(15)	(13)
Change in intent	(9)	(46)	(233)
Foreign currency declines	(11)	(18)	(57)
Issuer-specific credit events	(234)	(433)	(348)
Adverse projected cash flows	(4)	(47)	(20)
Provision for loan losses	(50)	10	(58)
Foreign exchange transactions	489	(1,226)	416
Variable annuity embedded derivatives, net of related hedges	(1,374)	(1,243)	320
All other derivatives and hedge accounting	(368)	299	78
Impairments on investments in life settlements	(360)	(397)	(540)
Other(b)	30	114	105
Net realized capital gains (losses)	$(1,380)	$(1,944)	$776

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

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Years Ended
	December 31,
(in millions)	2017	2016
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$4,235	$2,019
Equity securities	22	(1,155)
Other investments	(195)	(259)
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$4,062	$605

*    Excludes net unrealized gains (losses) attributable to businesses held for sale.

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

212                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

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

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

Years Ended December 31,
(in millions)	2017	2016	2015
Balance, beginning of year	$1,098	$1,747	$2,659
Increases due to:
Credit impairments on new securities subject to impairment losses	122	204	111
Additional credit impairments on previously impaired securities	74	212	109
Reductions due to:
Credit impaired securities fully disposed of for which there was no
prior intent or requirement to sell	(99)	(296)	(399)
Credit impaired securities for which there is a current intent or
anticipated requirement to sell	-	-	2
Accretion on securities previously impaired due to credit*	(669)	(767)	(735)
Divested businesses	-	(2)	-
Balance, end of year	$526	$1,098	$1,747

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

•     We have concluded that we may not realize a full recovery on our investment, regardless of the occurrence of one of the foregoing events.

AIG | 2017 Form 10-K                          213

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

The determination that an equity security is other-than-temporarily impaired requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. In addition to the above criteria, all equity securities that have been in a continuous decline in value below cost over 12 months are impaired. We also consider circumstances of a rapid and severe market valuation decline (50 percent or more) discount to cost, in which we could not reasonably assert that the impairment period would be temporary (severity losses).

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

Our investments in life settlements are monitored for impairment on a contract-by-contract basis quarterly. An investment in life settlements is considered impaired if the undiscounted cash flows resulting from the expected proceeds would not be sufficient to recover our estimated future carrying amount, which is the current carrying amount for the investment in life settlements plus anticipated undiscounted future premiums and other capitalizable future costs, if any.  Impaired investments in life settlements are written down to their estimated fair value which is determined on a discounted cash flow basis, incorporating current market mortality assumptions and market yields or by repricing to the anticipated sale price as appropriate.

In general, fair value estimates for the investments in life settlements are calculated using cash flows based on medical underwriting ratings of the policies from a third-party underwriter, applied to an industry mortality table. Our mortality assumptions are based on an industry table as supplemented with proprietary data on the older age mortality of U.S. insured lives. Mortality improvement factors are applied to these assumptions based on our view of future mortality improvements likely to apply to the U.S. insured lives population. Our mortality assumptions coupled with the mortality improvement rates are used in our estimate of future net cash flows from the investments in life settlements. We sold the remaining portion of our life settlements portfolio in 2017.

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

214                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$36,642
Cash flows expected to be collected*	30,040
Recorded investment in acquired securities	20,267

*    Represents undiscounted expected cash flows, including both principal and interest.

	December 31,	December 31,
(in millions)	2017	2016
Outstanding principal balance	$14,718	$16,728
Amortized cost	10,492	11,987
Fair value	12,293	12,922

The following table presents activity for the accretable yield on PCI securities:

Years Ended December 31,
(in millions)	2017	2016
Balance, beginning of year	$7,498	$6,846
Newly purchased PCI securities	190	707
Disposals	(18)	-
Accretion	(797)	(842)
Effect of changes in interest rate indices	(34)	39
Net reclassification from (to) non-accretable difference, including effects of prepayments	662	748
Balance, end of year	$7,501	$7,498

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	December 31, 2017	December 31, 2016
Fixed maturity securities available for sale	$2,911	$2,389
Other bond securities, at fair value	$1,585	$1,799

At December 31, 2017 and 2016, amounts borrowed under repurchase and securities lending agreements totaled $4.5 billion and $4.2 billion, respectively.

AIG | 2017 Form 10-K                          215

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
December 31, 2017
Bonds available for sale:
Non-U.S. governments	$-	$7	$19	$-	$-	$26
Corporate debt	-	13	35	-	-	48
Other bond securities:
U.S. government and government sponsored entities	44	-	-	-	-	44
Non-U.S. governments	-	-	11	-	-	11
Corporate debt	-	387	1,065	-	-	1,452
Total	$44	$407	$1,130	$-	$-	$1,581

December 31, 2016
Other bond securities:
Non-U.S. governments	$-	$-	$-	$51	$-	$51
Corporate debt	-	163	860	725	-	1,748
Total	$-	$163	$860	$776	$-	$1,799

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
December 31, 2017
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$-	$-	$-	$-
Non-U.S. governments	-	-	18	-	-	18
Corporate debt	-	588	2,231	-	-	2,819
CMBS	-	-	-	-	-	-
Other bond securities:
Non-U.S. governments	-	-	22	-	-	22
Corporate debt	-	-	56	-	-	56
Total	$-	$588	$2,327	$-	$-	$2,915

December 31, 2016
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$21	$-	$-	$-	$21
Non-U.S. governments	-	-	50	-	-	50
Corporate debt	-	791	1,466	-	-	2,257
CMBS	-	-	61	-	-	61
Total	$-	$812	$1,577	$-	$-	$2,389

216                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	December 31, 2017	December 31, 2016
Securities collateral pledged to us	$2,227	$1,434
Amount sold or repledged by us	46	11

At December 31, 2017 and December 31, 2016, amounts loaned under reverse repurchase agreements totaled $2.2 billion and $1.4 billion, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $4.9 billion at both December 31, 2017 and 2016.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $93 million and $114 million of stock in FHLBs at December 31, 2017 and 2016, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with advances from FHLB, with a fair value of $2.7 billion and $471 million, respectively, at December 31, 2017 and $3.4 billion and $17 million, respectively, at December 31, 2016, associated with advances from the FHLBs.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $2 billion and $2.2 billion at December 31, 2017 and 2016, respectively. This collateral primarily consists of securities of the U.S. government and government- sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $255 million and $523 million, comprised of bonds available for sale and short term investments at December 31, 2017 and 2016, respectively.

AIG | 2017 Form 10-K                          217

ITEM 8 |  Notes to Consolidated Financial Statements | 7. Lending Activities

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

The following table presents the composition of Mortgage and other loans receivable, net:

	December 31,	December 31,
(in millions)	2017	2016
Commercial mortgages*	$28,596	$25,042
Residential mortgages	5,398	3,828
Life insurance policy loans	2,295	2,367
Commercial loans, other loans and notes receivable	1,056	2,300
Total mortgage and other loans receivable	37,345	33,537
Allowance for credit losses	(322)	(297)
Mortgage and other loans receivable, net	$37,023	$33,240

*    Commercial mortgages primarily represent loans for offices, apartments and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 23 percent and 12 percent, respectively, at December 31, 2017, and 24 percent and 12 percent, respectively, at December 31, 2016).

Nonperforming loans are generally those loans where payment of contractual principal or interest is more than 90 days past due.  Nonperforming mortgages were not significant for all periods presented.

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
December 31, 2017
Loan-to-Value Ratios(b)
Less than 65%	$18,000	$1,525	$351	$19,876
65% to 75%	6,038	193	184	6,415
76% to 80%	569	40	-	609
Greater than 80%	1,416	206	74	1,696
Total commercial mortgages	$26,023	$1,964	$609	$28,596

December 31, 2016
Loan-to-Value Ratios(b)
Less than 65%	$13,998	$1,694	$232	$15,924
65% to 75%	5,946	575	62	6,583
76% to 80%	1,246	174	47	1,467
Greater than 80%	471	392	205	1,068
Total commercial mortgages	$21,661	$2,835	$546	$25,042

(a)  The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 2.1X and 1.9X at December 31, 2017 and 2016, respectively.

218                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 7. Lending Activities

(b)  The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 57 percent and 58 percent at December 31, 2017, and 2016, respectively.

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
December 31, 2017	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
Credit Quality Performance
Indicator:
In good standing	778	$8,163	$8,585	$5,338	$2,023	$2,373	$1,960	$28,442	99%
Restructured(a)	5	-	115	23	-	16	-	154	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	783	$8,163	$8,700	$5,361	$2,023	$2,389	$1,960	$28,596	100%
Allowance for credit losses:
Specific		-	3	1	-	1	-	5	-%
General		72	94	37	6	15	18	242	1
Total allowance for credit losses		$72	$97	$38	$6	$16	$18	$247	1%
December 31, 2016
(dollars in millions)
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

(a)  Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings see below.

(b)  Does not reflect allowance for credit losses.

(c)  Our commercial mortgage loan portfolio is current as to payments of principal and interest, for both periods presented.  There were no significant amounts of nonperforming commercial mortgages (defined as those loans where payment of contractual principal or interest is more than 90 days past due) during any of the periods presented.

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

AIG | 2017 Form 10-K                          219

ITEM 8 |  Notes to Consolidated Financial Statements | 7. Lending Activities

A significant majority of commercial mortgages in the portfolio are non-recourse loans and, accordingly, the only guarantees are for specific items that are exceptions to the non-recourse provisions. It is therefore extremely rare for us to have cause to enforce the provisions of a guarantee on a commercial real estate or mortgage loan.

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2017			2016			2015
Years Ended December 31,	Commercial	Other		Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$194	$103	$297	$171	$137	$308	$159	$112	$271
Loans charged off	(22)	(3)	(25)	(13)	(2)	(15)	(23)	(6)	(29)
Recoveries of loans previously
charged off	-	1	1	11	-	11	4	1	5
Net charge-offs	(22)	(2)	(24)	(2)	(2)	(4)	(19)	(5)	(24)
Provision for loan losses	75	(26)	49	25	(32)	(7)	31	27	58
Other	-	-	-	-	-	-	-	3	3
Allowance, end of year	$247 *	$75	$322	$194 *	$103	$297	$171 *	$137	$308

*    Of the total allowance at the end of the year, $5 million, $11 million and $24 million relates to individually assessed credit losses on $82 million, $280 million and $507 million of commercial mortgages as of December 31, 2017, 2016 and 2015, respectively.

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

During the 12 month period ended December 31, 2017, loans with a carrying value of $237 million were modified in troubled debt restructurings. Loans that had been modified in troubled debt restructurings during the 12 month period ended December 31, 2016 have been fully paid off.

8. Reinsurance

In the ordinary course of business, our insurance companies may use both treaty and facultative reinsurance to minimize their net loss exposure to any single catastrophic loss event or to an accumulation of losses from a number of smaller events or to provide greater diversification of our businesses. In addition, our general insurance subsidiaries assume reinsurance from other insurance companies. We determine the portion of the incurred but not reported (IBNR) loss that will be recoverable under our reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as the estimate of IBNR. Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for paid and unpaid losses and loss adjustment expenses incurred, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized. We remain liable to the extent that our reinsurers do not meet their obligation under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for doubtful accounts requires judgment for which key inputs typically include historical trends regarding uncollectible balances, disputes and credit events as well as specific reviews of balances in dispute or subject to credit impairment. The allowance for doubtful accounts on reinsurance assets was $187 million and $207 million at December 31, 2017 and 2016, respectively. Changes in the allowance for doubtful accounts on reinsurance assets are reflected in Policyholder benefits and losses incurred within the Consolidated Statements of Income.

220                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 8. Reinsurance

The following table provides supplemental information for loss and benefit reserves, gross and net of ceded reinsurance:

At December 31,	2017		2016
	As	Net of	As	Net of
(in millions)	Reported	Reinsurance	Reported	Reinsurance
Liability for unpaid losses and loss adjustment expenses	$(78,393)	$(51,685)	$(77,077)	$(61,545)
Future policy benefits for life and accident and health insurance contracts	(45,432)	(44,457)	(42,204)	(41,140)
Reserve for unearned premiums	(19,030)	(15,890)	(19,634)	(16,280)
Reinsurance assets(a)	30,823		19,950

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

The following table presents short-duration insurance premiums written and earned:

	Years Ended December 31,
(in millions)	2017	2016	2015
Premiums written:
Direct	$30,205	$33,970	$37,698
Assumed	3,084	2,824	2,972
Ceded	(7,533)	(7,561)	(7,604)
Net	$25,756	$29,233	$33,066
Premiums earned:
Direct	$30,904	$34,869	$37,105
Assumed	3,373	2,962	2,659
Ceded	(7,902)	(7,284)	(7,593)
Net	$26,375	$30,547	$32,171

For the years ended December 31, 2017, 2016 and 2015, reinsurance recoveries, which reduced losses and loss adjustment expenses incurred, amounted to $1.5 billion, $2.1 billion and $4.1 billion, respectively.

Retroactive reinsurance agreements are reinsurance agreements under which our reinsurer agrees to reimburse us as a result of past insurable events.  For these agreements, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves.  The amount of the deferral is recalculated each period based on loss payments and updated estimates.  If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the agreement is recognized in income immediately. Ceded loss reserves under retroactive agreements were $13.4 billion and $1.7 billion, and the deferred gain liability was $1.6 billion and $384 million, as of December 31, 2017 and 2016, respectively. The effect on income from amortization of the deferred gain was $316 million, $30 million and $8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

In 2017, we entered into a retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion.  At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion.  The covered losses ceded to NICO were

AIG | 2017 Form 10-K                          221

ITEM 8 |  Notes to Consolidated Financial Statements | 8. Reinsurance

$13.1 billion and the unexpired limit was $6.9 billion at December 31, 2017.  We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire has provided a parental guarantee to secure the obligations of NICO under the agreement.

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

The following table presents premiums for our long-duration life insurance and annuity operations:

Years Ended December 31,
(in millions)	2017	2016	2015
Gross premiums	$5,338	$4,732	$5,240
Ceded premiums	(809)	(789)	(756)
Net	$4,529	$3,943	$4,484

Long-duration reinsurance recoveries, which reduced Policyholder benefits and losses incurred, was approximately $1.0 billion for the years ended December 31, 2017, 2016 and 2015.

The following table presents long-duration insurance in-force ceded to other insurance companies:

At December 31,
(in millions)	2017	2016	2015
Long-duration insurance in force ceded	$202,402	$174,363	$177,025

Long-duration insurance in-force assumed as a percentage of gross long-duration insurance in-force was 0.03 percent at both December 31, 2017 and 2016, and 0.04 percent at December 31, 2015; and premiums assumed represented 5 percent, 3 percent and 0.1 percent of gross premiums for the years ended December 31, 2017, 2016 and 2015, respectively.

The U.S. Life and Retirement companies manage the capital impact of their statutory reserve requirements, including those resulting from the NAIC Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) and NAIC Actuarial Guideline 38 (Guideline AXXX), through unaffiliated and affiliated reinsurance transactions. Effective July 1, 2016, one of the U.S. Life and Retirement companies entered into an agreement to cede approximately $5 billion of statutory reserves for certain whole life and universal life policies to an unaffiliated reinsurer. Effective December 31, 2016, the same life insurance subsidiary recaptured term and universal life reserves subject to Regulation XXX and Guideline AXXX, previously ceded to an affiliate, and ceded approximately $14 billion of such statutory reserves to an unaffiliated reinsurer under an amendment to the July 1, 2016 agreement. Under GAAP, these unaffiliated reinsurance transactions use deposit accounting with a reinsurance risk charge recorded in income, whereas such affiliated transactions are eliminated in consolidation. Under one affiliated reinsurance arrangement, one of the U.S. Life and Retirement companies obtains letters of credit to support statutory recognition of the ceded reinsurance. As of December 31, 2017, this subsidiary had two bilateral letters of credit totaling $450 million, which were issued on February 7, 2014 and expire on February 7, 2021. The letters of credit are subject to reimbursement by AIG Parent in the event of a drawdown.

For additional information on the use of affiliated reinsurance for Regulation XXX and Guideline AXXX reserves see Note 19.

Reinsurance Security

Our third-party reinsurance arrangements do not relieve us from our direct obligations to our beneficiaries. Thus, a credit exposure exists with respect to both short-duration and long-duration reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance.  We believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to AIG.  Gross reinsurance assets due from reinsurers exceeding 5 percent of our total reinsurance assets were approximately $18 billion and $8.2 billion at December 31, 2017 and 2016, respectively, of which approximately $7.6 billion and $4.4 billion at December 31, 2017 and 2016, respectively, was not secured by collateral.

222                             AIG | 2017 Form 10-K

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

AIG | 2017 Form 10-K                          223

ITEM 8 |  Notes to Consolidated Financial Statements |  9. Deferred Policy Acquisition Costs

asset growth above or below long-term annual rate assumptions impacts the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance.  When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions in the five-year reversion to the mean period falling below a certain rate (floor) or above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.

Shadow DAC and Shadow Loss Recognition:    DAC related to investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity and equity securities available for sale on estimated gross profits, with related changes recognized through Other comprehensive income (shadow DAC). The adjustment is made at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields.  Similarly, for long-duration traditional insurance contracts, if the assets supporting the liabilities are in a net unrealized gain position at the balance sheet date, loss recognition testing assumptions are updated to exclude such gains from future cash flows by reflecting the impact of reinvestment rates on future yields.  If a future loss is anticipated under this basis, any additional shortfall indicated by loss recognition tests is recognized as a reduction in accumulated other comprehensive income (shadow loss recognition).  Similar to other loss recognition on long-duration insurance contracts, such shortfall is first reflected as a reduction in DAC and secondly as an increase in liabilities for future policy benefits.  The change in these adjustments, net of tax, is included with the change in net unrealized appreciation of investments that is credited or charged directly to Other comprehensive income.

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

The following table presents a rollforward of DAC and VOBA:

Years Ended December 31,
(in millions)	2017	2016	2015
Balance, beginning of year	$11,042	$11,115	$9,828
Dispositions	(35)	(110)	-
Acquisition costs deferred	4,820	5,216	5,825
Amortization expense	(4,288)	(4,521)	(5,236)
Change in net unrealized gains (losses) on securities	(505)	(259)	848
Other, including foreign exchange	(40)	72	(150)
Reclassified to Assets held for sale	-	(471)	-
Balance, end of year*	$10,994	$11,042	$11,115
Supplemental Information:
VOBA amortization expense included in DAC amortization	20	40	64
VOBA, end of year included in DAC balance	381	393	453

*    Net of reductions in DAC of $1.3 billion, $842 million, and $583 million at December 31, 2017, 2016 and 2015, respectively, related to the effect of net unrealized gains and losses on available for sale securities (shadow DAC).

The percentage of the unamortized balance of VOBA at December 31, 2017 expected to be amortized in 2018 through 2022 by year is: 8.4 percent, 7.8 percent, 7.2 percent, 6.1 percent and 5.9 percent, respectively, with 64.6 percent being amortized after five years. These projections are based on current estimates for investment income and spreads, persistency, mortality and morbidity assumptions.

224                             AIG | 2017 Form 10-K

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Structured Investment Vehicle	Affordable Housing Partnerships	Other	Total
December 31, 2017
Assets:
Bonds available for sale	$-	$9,632	$-	$-	$-	$9,632
Other bond securities	-	4,518	-	-	3	4,521
Mortgage and other loans receivable	-	2,290	-	-	-	2,290
Other invested assets	1,365	206	-	3,087	25	4,683
Other(a)	302	1,481	-	350	85	2,218
Total assets(b)	$1,667	$18,127	$-	$3,437	$113	$23,344
Liabilities:
Long-term debt	$680	$1,624	$-	$1,825	$5	$4,134
Other(c)	144	244	-	181	26	595
Total liabilities	$824	$1,868	$-	$2,006	$31	$4,729
December 31, 2016
Assets:
Bonds available for sale	$-	$10,233	$-	$-	$-	$10,233
Other bond securities	-	4,858	266	-	5	5,129
Mortgage and other loans receivable	1	1,442	-	-	104	1,547
Other invested assets	1,052	321	-	2,821	28	4,222
Other(a)	365	1,104	50	384	92	1,995
Total assets(b)	$1,418	$17,958	$316	$3,205	$229	$23,126
Liabilities:
Long-term debt	$444	$771	$56	$1,696	$6	$2,973
Other(c)	224	203	1	211	38	677
Total liabilities	$668	$974	$57	$1,907	$44	$3,650

AIG | 2017 Form 10-K                          225

ITEM 8 |  Notes to Consolidated Financial Statements |  10. Variable Interest Entities

(a)  Comprised primarily of Short-term investments and Other assets at December 31, 2017 and 2016.

(b)  The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  Comprised primarily of Other liabilities at December 31, 2017 and 2016.

(d)  At December 31, 2017 and 2016, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $85.8 million and $106 million, respectively.

(e)  At December 31, 2017 and 2016, $17.6 billion and $17.3 billion, respectively, of the total assets of consolidated securitization vehicles were owed to AIG Parent or its subsidiaries.

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
December 31, 2017
Real estate and investment entities(a)	$380,030	$9,253	$2,043		$11,296
Affordable housing partnerships	4,468	725	-		725
Other	2,703	254	1,205	(c)	1,459
Total	$387,201	$10,232	$3,248		$13,480
December 31, 2016
Real estate and investment entities(a)	$409,087	$11,015	$2,115		$13,130
Affordable housing partnerships	4,709	785	-		785
Other	2,869	314	1,045	(c)	1,359
Total	$416,665	$12,114	$3,160		$15,274

(a)  Comprised primarily of hedge funds and private equity funds.

(b)  At December 31, 2017 and 2016, $9.8 billion and $11.7 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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

Securitization Vehicles

We created certain VIEs that hold investments, primarily in investment-grade debt securities and loans, and issued beneficial interests in these investments.  The majority of these beneficial interests are owned by our insurance operations and we maintain the power to direct the activities of the VIEs that most significantly impact their economic performance and bear the obligation to absorb losses or receive benefits from the entities that could potentially be significant to the entities.  Accordingly, we consolidate these entities and those beneficial interests issued to third-parties are reported as Long-term debt. Total assets of consolidated securitization vehicles are $18.1 billion, of which $17.6 billion represents amounts owed to Parent or its subsidiaries.

226                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  10. Variable Interest Entities

Affordable Housing Partnerships

SunAmerica Affordable Housing Partners, Inc. (SAAHP) organized and invested in limited partnerships that develop and operate affordable housing qualifying for federal, state, and historic tax credits, in addition to a few market rate properties across the United States. The operating partnerships are VIEs, whose debt is generally non-recourse in nature, and the general partners of which are mostly unaffiliated third-party developers. We account for our investments in operating partnerships using the equity method of accounting, unless they are required to be consolidated. We consolidate an operating partnership if the general partner is an affiliated entity or we otherwise have the power to direct activities that most significantly impact the entities’ economic performance. The pre-tax income of SAAHP is reported as a component of the Life and Retirement segment.

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

For additional information on embedded derivatives see Notes 5 and 14 herein.

AIG | 2017 Form 10-K                           227

ITEM 8 | Notes to Consolidated Financial Statements |  11. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2017				December 31, 2016
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$-	$-	$838	$15	$175	$-	$782	$11
Foreign exchange contracts	2,823	173	4,783	350	3,527	385	2,602	184
Equity contracts	-	-	159	19	-	-	113	7
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	37,751	2,171	26,461	2,185	51,030	2,328	44,211	3,066
Foreign exchange contracts	6,305	658	11,093	895	9,468	935	7,674	1,185
Equity contracts	19,975	522	1,130	2	14,060	305	8,633	12
Commodity contracts	-	-	-	-	-	-	-	-
Credit contracts(b)	4	1	1,365	277	4	2	861	331
Other contracts(c)	39,829	20	59	5	37,633	22	62	6
Total derivatives, gross	$106,687	$3,545	$45,888	$3,748	$115,897	$3,977	$64,938	$4,802
Counterparty netting(d)		(1,464)		(1,464)		(1,265)		(1,265)
Cash collateral(e)		(1,159)		(1,249)		(903)		(1,521)
Total derivatives on
consolidated balance sheets(f)		$922		$1,035		$1,809		$2,016

(a)  Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)  As of December 31, 2017 and 2016, included CDSs on super senior multi-sector CDOs with a net notional amount of $685 million and $801 million (fair value liability of $254 million and $308 million), respectively. The expected weighted average maturity as of December 31, 2017 is six years. Because of long-term maturities of the CDSs in the portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the portfolio. As of December 31, 2017 and 2016, there were no super senior corporate debt/CLOs remaining.

(c)  Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d)  Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)  Represents cash collateral posted and received that is eligible for netting.

(f)  Freestanding derivatives only, excludes Embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively.  Fair value of assets related to bifurcated Embedded derivatives was zero at both December 31, 2017 and December 31, 2016. Fair value of liabilities related to bifurcated Embedded derivatives was $4.1 billion and $3.1 billion, respectively, at December 31, 2017 and December 31, 2016. A bifurcated Embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

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

228                             AIG | 2017 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements |  11. Derivatives and Hedge Accounting

Collateral posted by us to third parties for derivative transactions was $2.9 billion and $4.5 billion at December 31, 2017 and 2016, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.3 billion and $1.5 billion at December 31, 2017 and 2016, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the years ended December 31, 2017, 2016, and 2015 we recognized gains (losses) of $(106) million, $123 million and $90 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

AIG | 2017 Form 10-K                          229

ITEM 8 | Notes to Consolidated Financial Statements |  11. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:		Including Gains/(Losses) Attributable to:
	Hedging	Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Year ended December 31, 2017
Interest rate contracts:
Realized capital gains/(losses)	$(4)	$4	$-	$-	$-
Other income	-	-	-	-	-
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	(420)	393	-	(26)	-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	4	-	-	4
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	(47)	42	-	(5)	-
Year ended December 31, 2016
Interest rate contracts:
Realized capital gains/(losses)	$(7)	$1	$1	$-	$(7)
Other income	-	10	-	-	10
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	294	(335)	-	(41)	-
Interest credited to policyholder
account balances	-	-	-	-	-
Other income	-	24	-	-	24
Gain/(Loss) on extinguishment of debt	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	10	(11)	-	(1)	-
Year ended December 31, 2015
Interest rate contracts:
Realized capital gains	$-	$1	$1	$-	$-
Other income	-	9	-	-	9
Gain/(Loss) on extinguishment of debt	-	14	-	-	14
Foreign exchange contracts:
Realized capital gains/(losses)	202	(167)	-	32	3
Interest credited to policyholder
account balances	-	(1)	-	-	(1)
Other income	-	17	-	-	17
Gain/(Loss) on extinguishment of debt	-	17	-	-	17
Equity contracts:
Realized capital gains/(losses)	(45)	45	-	-	-

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

230                             AIG | 2017 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements |  11. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Income:

Years Ended December 31,	Gains (Losses) Recognized in Earnings
(in millions)	2017	2016	2015
By Derivative Type:
Interest rate contracts	$56	$(229)	$339
Foreign exchange contracts	(277)	293	416
Equity contracts	(964)	(902)	(182)
Commodity contracts	-	-	(1)
Credit contracts	58	81	186
Other contracts	75	80	69
Embedded derivatives	(449)	(48)	49
Total	$(1,501)	$(725)	$876
By Classification:
Policy fees	$77	$80	$78
Net investment income	(11)	26	26
Net realized capital gains (losses)	(1,709)	(895)	365
Other income	139	63	401
Policyholder benefits and claims incurred	3	1	6
Total	$(1,501)	$(725)	$876

Credit Risk-Related Contingent Features

We estimate that at December 31, 2017, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $83 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $572 million and $848 million at December 31, 2017 and 2016, respectively. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2017 and 2016, was approximately $676 million and $875 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Consolidated Balance Sheets. The fair values of these hybrid securities were $4.4 billion and $4.8 billion at December 31, 2017 and 2016, respectively. These securities have par amounts of $9.1 billion and $10.1 billion at December 31, 2017 and 2016, respectively, and have remaining stated maturity dates that extend to 2052.

12. Goodwill

Goodwill  represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. At December 31, 2017, as a result of the 2017 segment changes, goodwill is reported within our General Insurance business – North America and International operating segments, our Life and Retirement business – Life Insurance operating segment and our Other Operations and Legacy Portfolio operating segments. When a business is transferred

AIG | 2017 Form 10-K                          231

ITEM 8 |  Notes to Consolidated Financial Statements |  12. Goodwill

from one reporting unit to another, as occurred as part of the 2017 segment changes, goodwill from the original operating segment is allocated among reporting units based on the fair value of business transferred, relative to business retained by a reporting unit. As a result, at December 31, 2017, $1.3 billion of goodwill was re-allocated to the General Insurance – North America and General Insurance – International operating segments based on their respective fair values.

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

Goodwill was not impaired at December 31, 2017 based on the results of the goodwill impairment test.

The following table presents the changes in goodwill by operating segment:

	North		Life	Other	Legacy
(in millions)	America	International	Insurance	Operations	Portfolio	Total
Balance at January 1, 2015:
Goodwill - gross	$1,834	$2,887	$21	$7	$182	$4,931
Accumulated impairments	(1,264)	(2,136)	-	-	(77)	(3,477)
Net goodwill	570	751	21	7	105	1,454
Increase (decrease) due to:
Acquisition	50	46	55	20	37	208
Other	-	(50)	1	-	-	(49)
Balance at December 31, 2015:
Goodwill - gross	1,884	2,883	77	27	219	5,090
Accumulated impairments	(1,264)	(2,136)	-	-	(77)	(3,477)
Net goodwill	620	747	77	27	142	1,613
Increase (decrease) due to:
Dispositions	(6)	(6)	-	-	-	(12)
Other	-	(70)	-	-	(3)	(73)
Balance at December 31, 2016:
Goodwill - gross	1,878	2,807	77	27	216	5,005
Accumulated impairments	(1,264)	(2,136)	-	-	(77)	(3,477)
Net goodwill	614	671	77	27	139	1,528
Increase (decrease) due to:
Acquisition	-	-	-	4	-	4
Dispositions	(10)	(7)	(6)	-	(2)	(25)
Other	-	74	13	-	-	87
Balance at December 31, 2017:
Goodwill - gross	1,868	2,874	84	31	214	5,071
Accumulated impairments	(1,264)	(2,136)	-	-	(77)	(3,477)
Net goodwill	$604	$738	$84	$31	$137	$1,594

232                             AIG | 2017 Form 10-K

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

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.6 billion and $12.8 billion at December 31, 2017 and 2016, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim.  Thus, these recoverable amounts represent a credit exposure to us.  At December 31, 2017 and 2016, we held collateral of approximately $9.5 billion and $9.7 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements.

The following table presents the roll-forward of activity in Loss Reserves:

Years Ended December 31,
(in millions)	2017	2016	2015
Liability for unpaid loss and loss adjustment expenses, beginning of year	$77,077	$74,942	$77,260
Reinsurance recoverable	(15,532)	(14,339)	(15,648)
Net Liability for unpaid loss and loss adjustment expenses, beginning of year	61,545	60,603	61,612
Losses and loss adjustment expenses incurred:
Current year	21,079	20,232	20,308
Prior years, excluding discount and amortization of deferred gain	1,565	5,788	4,119
Prior years, discount charge (benefit)	187	(422)	(71)
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(284)	-	-
Total losses and loss adjustment expenses incurred	22,547	25,598	24,356
Losses and loss adjustment expenses paid:
Current year	(5,323)	(5,825)	(5,751)
Prior years	(16,241)	(16,908)	(18,205)
Total losses and loss adjustment expenses paid	(21,564)	(22,733)	(23,956)
Other changes:
Foreign exchange effect	788	(463)	(1,429)
Acquisitions(b)	23	-	-
Dispositions(c)	(360)	(1,058)	-
Retroactive reinsurance adjustment (net of discount)(d)	(11,294)	-	20
Reclassified to liabilities held for sale(e)	-	(402)	-
Total other changes	(10,843)	(1,923)	(1,409)
Liability for unpaid losses and loss adjustment expenses, end of year:
Net liability for unpaid losses and loss adjustment expenses	51,685	61,545	60,603
Reinsurance recoverable	26,708	15,532	14,339
Total	$78,393	$77,077	$74,942

(a)  Includes $25 million for 2011 retroactive reinsurance agreement with NICO covering U.S. asbestos exposures for the year ended December 31, 2017.

(b)  Includes amounts related to the acquisition of Blackboard U.S. Holdings Inc in 2017.

(c)  Includes amounts related to dispositions through the date of disposition. Includes sale of insurance operations to Fairfax, United Guaranty and Ascot Underwriting Holdings Limited, and Ascot Employees Corporate Member Limited (Ascot).

(d)  Includes discount on retroactive insurance in the amount of $1.5 billion for the period ended December 31, 2017.

AIG | 2017 Form 10-K                          233

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

(e)  Represents change in loss reserves included in our sale of certain of our insurance operations and certain assets to Fairfax for the period ended December 31, 2016.  Upon consummation of the sale, we retained a portion of these reserves through reinsurance arrangements.

During 2017, we recognized unfavorable prior year loss reserve development of $1.6 billion. This unfavorable development was primarily a result of the following:

•     Unfavorable development in U.S. Casualty lines, driven primarily by increases in underlying severity and greater than expected emerging loss experience in accident year 2016 as well as increased development from claims related to construction defects and construction wrap business (largely from accident years 2006 and prior).

•     Unfavorable development in U.S. Financial Lines, primarily from Directors & Officers (D&O) policies covering privately owned and not-for-profit insureds. This development was predominantly in accident year 2016 and resulted largely from increases in bankruptcy-related claims and fiduciary liability claims for large educational institutions.

•     Higher than expected losses for Europe Casualty and Financial Lines. We observed a significant increase in large claims activity in our Europe long-tail business, with a large proportion emanating from accident year 2016. In addition, we increased our loss reserves as a result of the decision made by the U.K. Ministry of Justice to reduce the discount rate applied to lump-sum bodily injury payouts, known as the Ogden rate.

•     In addition we also observed higher than expected losses in Europe property and special risks business driven by unexpected development on various large claims across the property, aviation, marine, and trade credit segments.

Our analyses and conclusions about prior year reserves also help inform our judgments about the current accident year loss and loss adjustment expense ratios we selected.

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

•     Loss development factors including workers’ compensation tail factors, also increased due to an observed lengthening of loss reporting patterns relative to prior expectations.

•     Increases in loss trend assumptions to reflect the latest observed increases in frequency and severity and the impact of these increased loss trends on expected loss ratios.

•     Changes in weights we apply to the various actuarial methods to better align with updated trends.

During 2015, we recognized unfavorable prior year loss reserve development of $4.1 billion. This unfavorable development was primarily as a result of the following:

•     Higher than expected loss emergence across U.S. Excess Casualty, U.S. Workers’ Compensation, and U.S. Other Casualty lines as well as European Financial Lines.

•     Updated loss development selections in U.S. Excess Casualty, U.S. Financial Lines and U.S. Run-off Casualty Insurance lines, most notably tail factor selections and incorporation of updated industry experience for asbestos liabilities.

•     Revised estimates of expected future recoveries from risk-sharing policies in the U.S. Workers’ Compensation business.

•     Updated estimates for extra-contractual obligation claims and unallocated loss adjustment expenses.

The loss development tables below include loss development data by major lines of business for the last ten accident years.  The drivers of prior year development are discussed following each of the loss development tables.       .

234                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

The table below presents the reconciliation of the net liability for unpaid losses and loss adjustment expenses in the following tables to Loss Reserves in the Consolidated Balance Sheets for the year ended December 31, 2017:

	Net liability for unpaid losses and loss adjustment expenses as presented in the disaggregated tables below	Reinsurance recoverable on unpaid losses and loss adjustment expenses included in the disaggregated tables below	Gross liability for unpaid losses and loss adjustment expenses
(in millions)
U.S. Workers' Compensation (before discount)	$6,616	$6,513	$13,129
U.S. Excess Casualty	4,802	4,053	8,855
U.S. Other Casualty	5,149	4,793	9,942
U.S. Financial Lines	5,104	1,962	7,066
U.S. Property and Special risks	5,410	968	6,378
U.S. Personal Insurance	1,380	194	1,574
Europe Casualty and Financial lines	6,986	1,156	8,142
Europe Property and Special risks	2,022	632	2,654
Europe and Japan Personal Insurance	2,348	349	2,697
U.S. Run-Off Long Tail Insurance Lines (before
discount)	5,383	3,675	9,058
Total	$45,200	$24,295	$69,495

Reconciling Items
Discount on workers' compensation lines			(3,383)
Other product lines			8,568
Unallocated loss adjustment expenses			3,713
Total Loss Reserves			$78,393

AIG | 2017 Form 10-K                          235

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Loss Development Information

The following is information about incurred and paid loss developments as of December 31, 2017, net of reinsurance. The cumulative number of reported claims, the total of IBNR liabilities and expected development on reported loss included within the net incurred loss amounts are presented in the following section.

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

•     Bornhuetter-Ferguson method: The Bornhuetter-Ferguson method using premiums and paid losses is a combination of the Paid Development method and the Expected Loss Ratio method where the weight given to each method is the reciprocal of the loss development factor. This method normally determines expected loss ratios similar to the method used for the Expected Loss Ratio method. The Bornhuetter-Ferguson method using premiums and incurred losses is similar to the Bornhuetter-Ferguson method using premiums and paid losses except that it uses case-incurred losses.

•     Cape Cod method: The Cape Cod method is mechanically similar to the Bornhuetter-Ferguson method with the difference being that the Expected Loss Ratio estimates are determined based on a weighting of the loss estimates that come from the Paid/Incurred Development Methods. This method may be more responsive to recent loss trends than the Bornhuetter-Ferguson method.

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

In updating our loss reserve estimates, we consider and evaluate inputs from many sources, including actual claims data, the performance of prior reserve estimates, observed industry trends, our internal peer review processes, including challenges and recommendations from our Enterprise Risk Management group, as well as the views of third-party actuarial firms. We use these inputs to improve our evaluation techniques, and to analyze and assess the change in estimated ultimate loss for each accident year by product line. Our analyses produce a range of indications from various methods, from which we select our best estimate.

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

•     change in claims handling philosophy, operating model, processes, and related ongoing enhancements;

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

236                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

The following factors are relevant to the loss development information Included in the tables below:

•     Table organization: The tables are organized by accident year and include policies written on an occurrence and claims- made basis.   We note that for certain categories of claims (e.g., construction defect claims and environmental claims) and for reinsurance recoverable, losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to us. These reclassifications are shown as development in the respective years in the tables below.  Financial Lines business is primarily written on a claims-made basis, while the majority of the workers’ compensation, excess casualty, other casualty, and run-off property and casualty lines of business are written on an occurrence basis. Primarily, all short-tail lines in Property and Special Risks and Personal Insurance are written on an occurrence basis.

•     Groupings:   We believe our groupings have homogenous risk characteristics with similar development patterns and would generally be subject to similar trends and reflect our reportable segments. The incurred losses and loss adjustment expenses and paid losses in the following tables for the current reporting year are allocated to the line of business and accident years based on an initial allocation methodology and updated for the final allocation in the subsequent reporting year. The difference between the initial and the final allocation does not have a material impact on the loss tables.

•     Reinsurance:   Our reinsurance program varies by exposure type and may change from year to year. This may affect the comparability of the data presented in our tables. Note that the impact of the Adverse Development Reinsurance Agreement is shown separately. For the lines of business covered by the agreement, an allocation of the loss recoveries to the line of business by accident year is presented separately in the loss tables.  The allocation is based on the underlying distribution of the losses subject to the agreement.

•     Incurred but not reported liabilities (IBNR):  We include development from past reported losses in IBNR.

•     Data excluded from tables: Information with respect to accident years older than ten years is excluded from the development tables. Unallocated loss adjustment expenses are also excluded.

•     Foreign exchange: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rate at December 31, 2017.  Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.

•     Dispositions:  We exclude dispositions from all accident years presented in the tables.

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

-       Certain lines of business are more likely to be subject to occurrences involving multiple claimants and features, which can distort measures based on the reported  claim counts in the table below; and

-       Reported claim counts are not adjusted for ceded reinsurance, which may distort the measure of frequency or severity.

Supplemental Information: The information about incurred and paid loss development for all periods preceding year ended December 31, 2017 and the related historical claims payout percentage disclosure is unaudited and is presented as supplementary information.

The following tables present undiscounted, incurred and paid losses and allocated loss adjustment expenses by accident year, on a net basis after reinsurance, with a separate presentation of the Adverse Development Reinsurance Agreement excluding the related amortization of the deferred gain:

U.S. Workers' Compensation

During 2017, we recognized $31 million of favorable prior year development.

During 2016, we recognized $1.9 billion of unfavorable prior year development due to increased tail and loss development factors.

AIG | 2017 Form 10-K                          237

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	2017 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2008	$4,114	$4,184	$4,422	$4,425	$4,471	$4,398	$4,385	$4,398	$4,547	$4,536	$(11)	$448	198,852	$(416)	$4,120	$32
2009		3,466	3,633	3,608	3,666	3,639	3,616	3,606	3,708	3,714	6	495	147,357	(416)	3,298	79
2010			2,706	3,049	3,125	3,148	3,211	3,214	3,286	3,267	(19)	451	133,191	(449)	2,818	2
2011				2,901	2,953	3,091	3,158	3,113	3,152	3,156	4	481	124,657	(479)	2,677	2
2012					2,382	2,194	2,286	2,260	2,334	2,308	(26)	503	70,625	(494)	1,814	9
2013						1,932	1,880	1,950	2,060	2,032	(28)	548	46,483	(538)	1,494	10
2014							1,729	1,764	1,866	1,862	(4)	664	39,408	(552)	1,310	112
2015								1,708	1,864	1,866	2	849	35,059	(587)	1,279	262
2016									1,299	1,346	47	773	28,880	-	1,346	773
2017										789		577	22,523	-	789	577
Total										$24,876	$(29)			$(3,931)	$20,945
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(16,580)	-			-	(16,580)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2008, net of reinsurance										3,867	4			(1,616)	2,251
Unallocated loss adjustment expense prior year development											(6)
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$12,163	$(31)			$(5,547)	$6,616

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2008	$785	$1,678	$2,252	$2,655	$3,044	$3,272	$3,476	$3,609	$3,707	$3,789	$-
2009		630	1,328	1,756	2,120	2,390	2,621	2,780	2,887	2,968	-
2010			550	1,093	1,537	1,855	2,126	2,288	2,426	2,532	-
2011				519	1,129	1,561	1,884	2,129	2,285	2,388	-
2012					415	804	1,089	1,272	1,440	1,563	-
2013						282	619	879	1,067	1,214	-
2014							231	558	786	930	-
2015								234	524	725	-
2016									147	378	-
2017										93	-
Total										$16,580	$-

Reserving Process and Methodology

U.S. Workers’ Compensation is an extremely long-tail line of business, with loss emergence extending for decades.   We generally use a combination of loss development, frequency/severity and expected loss ratio methods for workers’ compensation.

Many of our primary casualty policies contain risk-sharing features, including high deductibles, self-insured retentions or retrospective rating features, in addition to a traditional insurance component. These risk-sharing programs generally are large and complex, comprising multiple products, years and structures, and are subject to amendment over time. We group guaranteed cost and excess of deductible business separately and then further by state and industry subset to the extent that meaningful differences are determined to exist. We also separately analyze certain subsets of the portfolio that have unique characteristics (e.g., U.S. government sub-contractor accounts and construction wrap-up business).  For excess of deductible business, we also segment by size of deductible and whether the claim is handled by AIG or an outside third-party administrator (TPA). The proportion of large deductible business has increased over time, which has slowed the reporting pattern of claims.

238                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

For guaranteed cost business, expected loss ratio methods generally are given significant weight only in the most recent accident year. Workers’ compensation claims are generally characterized by high frequency, low severity, and relatively consistent loss development from one accident year to the next. We historically have been a leading writer of workers’ compensation, and thus have sufficient volume of claims experience to use development methods. We generally segregate California (CA) and New York (NY) businesses from the other states to reflect their different development patterns and changing percentage of the mix by state.   The claims development tables above are impacted by two other significant initiatives, which offset each other.   In recent years, we instituted claims strategy changes and loss mitigation efforts to accelerate settlements, which we believe results in an overall reduction in claim costs. This strategy resulted in an increase in paid losses along the latest diagonals relative to prior years. In addition, we have been reducing premium volume in recent years and shifting a greater proportion of business to insured risk retention structures such as high deductible policies. These mix and volume changes slowed paid and incurred development since excess of deductible claims will typically take longer to emerge and settle.

Expected loss ratio methods for business written in excess of a deductible may be given significant weight in the most recent five accident years. In the 2016 analysis, we increased our tail factor estimates for states other than NY and CA for guaranteed cost business in recognition of longer medical development patterns that we have been seeing in recent years. We reflected increases in legal costs we have seen across the portfolio, particularly in California.

Additionally, over the years we have written a number of very large accounts which include workers’ compensation coverage. These accounts are generally individually priced by our actuaries, and to the extent appropriate, the indicated losses based on the pricing analysis may be used to record the initial estimated loss reserves for these accounts.

Prior Year Development

During 2017, we recognized $31 million of favorable prior year development in U.S. workers’ compensation business, particularly guaranteed cost business in the states of California and New York. Actual loss emergence during the year, particularly for guaranteed cost business in these two states, was significantly less than expected on a reported loss basis. We did recognize some offsetting unfavorable development in our Defense Based Act (DBA) business that covers government contractors in U.S. and non-U.S. military installations, as well as from a Pennsylvania Supreme Court decision that overturned a ruling that provided limitations on payments for certain permanent injuries (the Protz decision).

During 2016, we recognized $1.9 billion of unfavorable prior year development in primary workers’ compensation coverages primarily driven by the risk-sharing programs where we provide coverage in excess of large deductibles.   For this excess of large deductible business, in 2016, we observed actual loss emergence and development at significantly greater levels than expected based on our previous experience in particular from losses in excess of $1 million. Since these policies respond to larger claims, the loss reporting pattern is much longer than observed in guaranteed cost workers’ compensation and it takes several years to discern credible changes in the pattern. Furthermore, implementation of claims settlement and loss mitigation strategies over the past several years has made the recent evaluation of data more challenging as historical development patterns may not yet fully reflect these claim and mitigation activities.  During 2016, we refined our actuarial methodology by  combining data  across previously segregated underwriting portfolios to improve our ability to analyze the loss development trends and patterns that had been altered by the mix, claims handling and loss mitigation changes we have made during the last five years. We also developed further segmentations by deductible size and other key parameters, such as claims handled by TPA staff and not our claims department. As a result, we determined that the loss emergence patterns had changed and lengthened significantly from our prior expectation and therefore, we increased our loss development factors.

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

During 2015, we increased our reserves by $234 million, primarily for accident years 2012 and prior in the U.S. Workers’ Compensation line, to reflect estimated increased losses and reduced expectations of future recoveries from our insureds through risk-sharing features. We also recognized $100 million of unfavorable prior year development in U.S. Workers’ Compensation coverages sold to government contractors in U.S. and non-U.S. military installations as a result of unfavorable loss emergence from

AIG | 2017 Form 10-K                          239

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

several large accounts in the recent accident years. In addition, we reacted to the unfavorable emergence by increasing our expected loss ratios in recent accident years. For the remainder of the primary workers’ compensation portfolio, our 2015 analysis was based on the refined segmentation from 2014, and indicated that prior year loss reserve development was flat after taking into account the initiatives that our claim function had undertaken to manage high risk claims.

U.S. Excess Casualty

During 2017, we recognized $254 million of unfavorable prior year development in Excess Casualty driven by higher than expected loss emergence.

During 2016, we recognized $1.1 billion of unfavorable prior year development in Excess Casualty driven by continued higher than expected loss emergence.

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	2017 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2008	$1,948	$1,968	$2,146	$1,933	$1,819	$1,875	$1,714	$1,662	$1,635	$1,658	$23	$188	4,662	$(176)	$1,482	$12
2009		1,831	1,897	1,797	1,638	1,457	1,321	1,407	1,518	1,522	4	210	3,789	(169)	1,353	41
2010			1,863	2,076	2,076	1,771	1,640	1,723	1,719	1,706	(13)	359	3,588	(260)	1,446	99
2011				1,766	1,807	1,581	1,416	1,521	1,606	1,623	17	350	3,520	(256)	1,367	94
2012					1,588	1,382	1,226	1,477	1,530	1,481	(49)	371	3,398	(323)	1,158	48
2013						1,073	973	1,113	1,258	1,178	(80)	441	2,722	(309)	869	132
2014							849	968	1,157	1,135	(22)	583	2,088	(355)	780	228
2015								892	1,334	1,320	(14)	602	1,770	(425)	895	177
2016									790	1,029	239	870	1,061	-	1,029	870
2017										758		725	376	-	758	725
Total										$13,410	$105			$(2,273)	$11,137
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(7,120)	-			-	(7,120)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2008, net of reinsurance										1,649	141			(864)	785
Unallocated loss adjustment expense prior year development											8
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$7,939	$254			$(3,137)	$4,802

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2008	$11	$97	$439	$667	$842	$954	$1,061	$1,172	$1,226	$1,364	$-
2009		8	69	249	449	624	788	965	1,174	1,212	-
2010			10	197	475	654	795	946	1,052	1,217	-
2011				5	63	225	386	716	921	1,069	-
2012					3	106	288	495	649	887	-
2013						15	104	204	382	546	-
2014							3	68	202	397	-
2015								9	192	361	-
2016									14	66	-
2017										1	-
Total										$7,120	$-

240                             AIG | 2017 Form 10-K

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

Prior Year Development

During 2017, we recognized $254 million of unfavorable prior year development driven in large part by emerging loss experience in accident year 2016 where frequency and severity to date has exceeded initial expectations and is coinciding with increased loss severity in the underlying primary auto and general liability segments. In addition, we experienced increased development from claims related to construction defects and construction wrap business. The majority of this experience came from accident years 2006 and prior.

During 2016, we recognized $1.1 billion of unfavorable prior year development driven by continued higher than expected loss emergence due to increased frequency and severity in recent accident years for both automobile and general liability claims. Approximately $250 million of the unfavorable development is attributable to a cohort of commercial automobile claims identified in 2015 which continued to increase in severity in 2016 beyond what was observed or reasonably expected in 2015. The most significant increases in incurred losses were for accident years 2011 and subsequent. In particular, the frequency and severity of loss events for accident years 2011 and subsequent showed a significant step change from accident years 2010 and prior. We therefore gave limited credibility to accident year 2010 and prior in selecting our expected loss ratios for 2011 and subsequent accident years due to this shift in loss patterns that is now more evident and credible after examining 2016 data. As a result of the continued adverse emergence, we have increased our loss trend assumptions for general liability and automobile and increased our expected loss ratios for the most recent four accident years.

During 2015, U.S. Excess Casualty experienced $1.4 billion of unfavorable prior year development largely driven by worse than expected loss emergence reported in 2015. This increase was largely driven by adverse emergence in both general liability and umbrella auto liability, reflecting worsening trends in the number and nature of high severity losses. Approximately $411 million of the unfavorable development is related to automobile liability. Based on the adverse emergence we updated our assumptions about loss severity, loss development patterns and expected loss ratios for the most recent accident years. We have seen an increasing trend in the frequency of high severity claims, especially in the umbrella automobile liability portfolio. We also observed deterioration in certain class action claims that have complex coverage uncertainties and high limits characterized by increases in new claims and/or demands reported in 2015 and progress towards potential settlements, which have further informed our actuarial projections of ultimate losses for these types of claims.  These types of claim classes have the longest emergence period within the excess casualty class and can impact multiple accident years, and are therefore inherently more volatile.  In addition, we also increased losses associated with bad-faith claims by approximately $120 million reflecting an increase in recent settlements.

AIG | 2017 Form 10-K                          241

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

U.S. Other Casualty

U.S Other Casualty includes general liability, commercial auto, medical malpractice, and various other casualty lines of business.

In 2017, we recognized $216 million of unfavorable prior year development in Other Casualty primarily as a result of increased loss severity in recent accident years.

In 2016, we recognized $1.6 billion of unfavorable prior year development in Other Casualty as a result of increased frequency and severity in all three product lines.

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	2017 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2008	$2,957	$2,773	$2,837	$2,901	$2,981	$2,983	$3,087	$3,154	$3,193	$3,175	$(18)	$204	117,484	$(104)	$3,071	$100
2009		2,416	2,517	2,586	2,582	2,697	2,818	2,880	2,863	2,855	(8)	144	90,101	(143)	2,712	1
2010			2,132	2,109	2,243	2,192	2,341	2,384	2,503	2,494	(9)	325	96,061	(133)	2,361	192
2011				2,052	2,222	2,321	2,458	2,601	2,639	2,596	(43)	256	75,189	(187)	2,409	69
2012					2,012	2,162	2,218	2,229	2,371	2,430	59	382	41,924	(210)	2,220	172
2013						1,662	1,739	1,918	2,152	2,183	31	450	36,699	(225)	1,958	225
2014							1,756	1,729	1,973	2,017	44	603	34,745	(331)	1,686	272
2015								1,340	1,778	1,847	69	752	31,409	(456)	1,391	296
2016									1,348	1,352	4	853	23,868	-	1,352	853
2017										616		487	15,172	-	616	487
Total										$21,565	$129			$(1,789)	$19,776
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(15,521)	-			-	(15,521)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2008, net of reinsurance										1,406	10			(512)	894
Unallocated loss adjustment expense prior year development											77
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$7,450	$216			$(2,301)	$5,149

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2008	$277	$791	$1,251	$1,771	$2,119	$2,396	$2,586	$2,731	$2,835	$2,895	$-
2009		393	842	1,253	1,650	2,002	2,241	2,386	2,607	2,664	-
2010			295	661	985	1,358	1,640	1,824	1,972	2,087	-
2011				235	726	1,109	1,488	1,822	2,048	2,220	-
2012					413	743	1,048	1,395	1,690	1,882	-
2013						169	592	956	1,243	1,483	-
2014							210	621	871	1,157	-
2015								111	321	783	-
2016									77	299	-
2017										51	-
Total										$15,521	$-

242                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Reserving Process and Methodology

U.S. Other Casualty includes general liability, automobile liability, environmental, medical malpractice, and other casualty lines of business. These lines of business are all long-tail in nature and while somewhat diverse in terms of exposures, these lines are often subject to similar trends. These lines are often significantly impacted by the underwriting cycle and external judicial trends. Many of our policies contain risk-sharing features, including high deductibles, self-insured retentions or retrospective rating features, in addition to a traditional insurance component. These risk-sharing programs generally are large and complex, comprising multiple products, years and structures, and are subject to amendment over time.

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

We segment our analysis by line of business and key coverage structures (claims-made vs. occurrence, large deductible policies, retrospective-rated policies, captives, etc.). Additionally, certain subsets, such as construction defect for general liability, auto liability policies for trucking business, hospital policies for medical malpractice and underground storage tanks for environmental are generally reviewed separately from business in other subsets.  We continually refine our loss reserving techniques for the domestic primary casualty product lines and adopt further segmentations based on our analysis of the differing emerging loss patterns for certain subsets of insureds. Due to the long-tail nature of general liability business, and the many subsets that are reviewed individually, there is less credibility given to the reported losses and increased reliance on expected loss ratio methods for recent accident years.

For certain product lines with sufficient loss volume, loss development methods may be given significant weight for all but the most recent one or two accident years. For smaller or more volatile subsets of business and excess of a large deductible business, loss development methods may be given limited weight for the five or more recent accident years. Expected loss ratio methods are used for the more recent accident years for these subsets. The loss experience for primary general liability business is generally reviewed at a level that is believed to provide the most appropriate data for reserve analysis. For other subsets, such as environmental, we utilize a combination of claim analysts’ loss projections and actuarial methods to estimate ultimate losses.

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

Prior Year Development

Primary General Liability

In 2017, we increased our ultimate loss estimates for prior accident years by $330 million. This was driven by reported loss development being greater than expected as a result of increased loss severity. We revised our loss trend assumptions which also contributed to increased estimates for the more recent accident years. For older accident years, we experienced increased loss development from construction defect claims and construction wrap business.

In 2016, we increased our ultimate loss estimates for prior accident years by $754 million.  We increased our assumptions about loss development and expected loss ratios based on the adverse actual versus expected loss emergence driven by increases in severity, especially in the risk-sharing excess of deductible programs. In addition, our segmentation separately evaluated key structural drivers recently identified in the data. As a result, we noted the unfavorable development that was driven by construction defect claims which continue to increase in severity and which exhibit continued higher development at later ages than previously observed. We also identified and separately analyzed in 2016 certain mass tort claims and increased reserves for such claims due to their much longer claim emergence and loss development patterns than previously observed.

In 2015, we increased our ultimate loss estimates for prior accident years by $172 million largely related to coverage sold to the construction sectors as we reacted to adverse loss emergence throughout the year, by changing our assumptions about loss development and expected loss ratios. For construction, the unfavorable development was driven by construction defect claims. The construction class was re-underwritten to reduce New York and U.S. residential exposures.

AIG | 2017 Form 10-K                          243

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Primary Commercial Auto Liability

In 2017, we increased our ultimate loss estimates for prior accident years by $42 million. A majority of this development  related to accident year 2016 where reported loss experience has been emerging greater than expected, driven by an increase in the frequency of large claims. We have experienced severity trends in recent accident years that have been at much higher levels than what has been reflected in the historic data, although we did see some signs of abatement during the second half of the year.

In 2016, we continued to observe increases in both the frequency and severity of claims occurring in accident years since the recent U.S. economic downturn. These claims have significantly outpaced both our accident year loss ratio assumptions made in 2015 and the pricing rate increases implemented during the same period. As a result, we recognized $352 million of unfavorable development during 2016 as we increased the expected loss ratios for recent accident years to reflect continued market deterioration in the trends observed in 2016 and the higher reported losses in very recent accident years.

For primary commercial auto liability in 2015, we observed increases in both the frequency and severity of claims occurring since the recovery from the recent U.S. economic downturn, which have significantly outpaced the pricing rate increases implemented during the same period. As a result, we recognized $105 million of unfavorable development during 2015 as we increased the expected loss ratios for recent accident years to reflect the deteriorating trends.

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

Medical Malpractice

During 2017, we recognized favorable loss development of $23 million. Reported loss development was less than expected in aggregate; although we did continue to see higher loss severity in the more recent accident years. Premium volume has declined significantly over the last several years and certain segments such as physicians and surgeons, medical products, and nursing homes business (in certain jurisdictions) have been exited entirely.

During 2016, we recognized $428 million of unfavorable development in U.S. Other Casualty medical malpractice comprising primary and excess hospitals and nursing homes coverages.  This was in reaction to a continued increase in the frequency of unusually large claims in these classes that drove the adverse actual versus expected loss emergence observed in 2016. Based on the observed adverse emergence and its sustained levels over the last several years, we increased our expected incurred losses and loss ratios for accident years 2011 and subsequent to reflect the distinct step change in the loss ratios from accident years 2010 and prior.

During 2015, we recognized $202 million of unfavorable development in U.S. Other Casualty hospitals coverages driven by deteriorating loss experience in accident years 2008 and subsequent characterized by large claims in various segments including hospitals, nursing homes, and pharmaceutical and medical products liability. Based on the review of these large claims, we increased our expected loss ratios for recent accident years and classified physicians and surgeons and pharmaceutical and medical products classes into runoff.

Other Lines

During 2017, we recognized favorable loss development of $133 million. The key drivers of this activity were favorable development on loss-sensitive casualty business, environmental impairment liability business, extra-contractual obligations, and business internally reinsured from other business units.

During 2016, we recognized adverse loss development of $50 million. The key drivers of this activity were adverse development on liabilities related to commuted and insolvent reinsurers, environmental impairment liability business, and extra-contractual obligations, partially offset by favorable development on loss-sensitive casualty business, residual market business, and reserves for unallocated loss adjustment expenses.

During 2015, we recognized adverse loss development of $514 million. This was primarily related to an increase in estimated liabilities related to our loss-sensitive casualty business.

U.S. Financial Lines

During 2017, we recognized $345 million of unfavorable prior year development in U.S. Financial Lines primarily due to adverse experience in the Directors and Officers (D&O) subset of business.

244                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

During 2016, we recognized $306 million of unfavorable prior year development in U.S. Financial Lines primarily due to higher than expected settlements on large claims from the financial crisis.

The mix of business has been changing in recent years as we write more cyber and mergers and acquisitions business, which generally report claims faster.

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	2017 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2008	$1,871	$2,045	$2,017	$1,847	$1,961	$1,897	$1,933	$2,066	$2,096	$2,106	$10	$36	21,719	$(21)	$2,085	$15
2009		1,693	1,780	1,845	1,904	2,097	2,189	2,183	2,273	2,310	37	60	22,613	(26)	2,284	34
2010			1,552	1,509	1,406	1,366	1,370	1,472	1,514	1,541	27	70	20,159	(31)	1,510	39
2011				1,816	1,734	1,902	1,902	1,935	1,965	1,997	32	50	20,048	(50)	1,947	-
2012					1,572	1,739	1,777	1,892	1,986	1,987	1	146	20,090	(83)	1,904	63
2013						1,767	1,691	1,643	1,597	1,541	(56)	248	18,996	(126)	1,415	122
2014							1,767	1,736	1,849	1,898	49	417	17,249	(198)	1,700	219
2015								1,705	1,744	1,719	(25)	665	15,698	(313)	1,406	352
2016									1,593	1,841	248	1,036	15,386	-	1,841	1,036
2017										1,560		1,369	13,428	-	1,560	1,369
Total										$18,500	$323			$(848)	$17,652
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(12,615)	-			-	(12,615)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2008, net of reinsurance										88	(44)			(21)	67
Unallocated loss adjustment expense prior year development											66
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$5,973	$345			$(869)	$5,104

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2008	$32	$420	$888	$1,183	$1,385	$1,590	$1,712	$1,897	$1,990	$2,016	$-
2009		129	499	887	1,273	1,614	1,838	1,964	2,056	2,092	-
2010			31	285	566	800	1,017	1,180	1,280	1,361	-
2011				165	494	886	1,210	1,528	1,732	1,862	-
2012					76	406	815	1,252	1,497	1,625	-
2013						43	333	686	945	1,142	-
2014							66	371	853	1,159	-
2015								66	393	792	-
2016									76	500	-
2017										66	-
Total										$12,615	$-

Reserving Process and Methodology

U.S. Financial Lines business includes D&O, Errors and Omissions (E&O), Employment Practices Liability Insurance (EPLI) and various professional liability subsets of business, as well as the fidelity book of business. This includes cyber coverage and mergers and acquisitions coverage, which have been a growing and evolving portion of this portfolio. These product lines are predominantly claims-made in nature, losses are characterized by low frequency and high severity, and results are often significantly impacted by external economic conditions.

AIG | 2017 Form 10-K                          245

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Our analysis is segmented by major coverages, such as D&O, E&O, etc. and then further segmented by major industry groups (e.g. corporate accounts, national accounts, financial institutions, private/not-for-profit, etc.). We also separately review primary business from excess business for certain product lines.

We generally use a combination of loss development methods and expected loss ratio methods for D&O, E&O, EPLI, and professional liability. These product lines generally are offered on a claims-made basis, and losses are characterized by low frequency and high severity. In general, expected loss ratio methods are given more weight in the more recent accident years, and loss development methods are given more weight in more mature accident years. The loss development factors for the different segments differ significantly in some cases, based on specific coverage characteristics and other factors such as industry group, attachment points, and limits offered. Individual claims projections for accident years ended over eighteen months prior are also used in the analysis.

Frequency/severity methods are generally not used in isolation for these product lines as the overall losses are driven by large losses more than by claim frequency. Severity trends have varied significantly from accident year to accident year and care is required in analyzing these trends by claim type. We also give weight to claim department ground-up projections of ultimate loss on a claim-by-claim basis as these may be more predictive of ultimate loss values, especially for older accident years.

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

Prior Year Development

During 2017, we recognized $345 million of unfavorable prior year development particularly in accident year 2016. The largest share of the unfavorable development came from D&O for privately owned and not-for -profit insureds and resulted largely from increases in bankruptcy-related claims and fiduciary liability claims for large educational institutions. Other segments of the portfolio contributed largely offsetting favorable and unfavorable development; notably, development was unfavorable for excess D&O and employment practices liability while development was favorable for fidelity and D&O for corporate and national accounts.

During 2016, we recognized $306 million of unfavorable prior year development as we reacted to the unfavorable actual versus expected in 2016 driven by higher than expected settlements on several large claims from the financial crisis for accident years 2006 to 2010, as well as unfavorable emergence of errors and omissions losses relative to historical expectations.   In addition to the unfavorable emergence, we also updated our loss development factor assumptions, expected loss ratio assumptions and the weights given to the various methods in recent accident years.

During 2015, we recognized $502 million of unfavorable prior year development driven largely by the unfavorable loss emergence that we saw in 2015, especially in D&O and professional liability.  In particular, we have observed greater than expected loss costs for several claims from accident years 2006 through 2010, driven by unfavorable settlements and deterioration in known claims. We also updated our loss development factor assumptions as well as expected loss ratio assumptions.

U.S. Property and Special Risks

During 2017, we recognized $115 million of unfavorable prior year development in U.S. Property and Special Risks mainly due to unfavorable development from the commercial auto portion of the Program business unit, which offers multiline policies to small and mid-sized insureds.

During 2016, we recognized $396 million of unfavorable prior year development in U.S. Property and Special Risks.  The increase was mainly due to the U.S. program product line which is a collection of programs offering package policies to small and middle market insureds.

246                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	2017 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2008	$3,531	$3,789	$3,747	$3,700	$3,659	$3,609	$3,585	$3,581	$3,576	$3,575	$(1)	$20	56,526	$(14)	$3,561	$6
2009		1,919	1,704	1,689	1,700	1,662	1,665	1,656	1,664	1,663	(1)	18	42,897	(13)	1,650	5
2010			2,275	2,042	2,009	2,049	2,061	2,038	2,043	2,058	15	21	42,276	(18)	2,040	3
2011				3,045	2,917	2,872	2,878	2,867	2,910	2,919	9	43	43,849	(19)	2,900	24
2012					3,470	3,617	3,585	3,576	3,697	3,691	(6)	62	42,278	(25)	3,666	37
2013						1,975	1,972	1,859	1,926	1,949	23	74	41,937	(38)	1,911	36
2014							2,355	2,143	2,220	2,213	(7)	140	50,160	(61)	2,152	79
2015								2,398	2,312	2,299	(13)	203	50,624	(98)	2,201	105
2016									2,516	2,580	64	402	45,583	-	2,580	402
2017										4,085		1,331	29,709	-	4,085	1,331
Total										$27,032	$83			$(286)	26,746
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(21,589)	-			-	(21,589)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2008, net of reinsurance										318	12			(65)	253
Unallocated loss adjustment expense prior year development											20
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$5,761	$115			$(351)	5,410

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2008	$1,323	$2,679	$3,150	$3,342	$3,457	$3,487	$3,498	$3,515	$3,530	$3,540	$-
2009		495	1,044	1,288	1,443	1,528	1,580	1,597	1,618	1,633	-
2010			654	1,391	1,657	1,799	1,880	1,940	1,978	2,001	-
2011				880	1,988	2,417	2,593	2,734	2,812	2,840	-
2012					734	2,410	2,978	3,273	3,456	3,565	-
2013						586	1,275	1,469	1,620	1,732	-
2014							745	1,452	1,713	1,869	-
2015								820	1,501	1,766	-
2016									799	1,689	-
2017										954	-
Total										$21,589	$-

AIG | 2017 Form 10-K                          247

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Reserving Process and Methodology

U.S. Property products include commercial, industrial and energy-related property insurance products and services that cover exposures to manmade and natural disasters, including business interruption. U.S. Special Risk products include aerospace, environmental, political risk, trade credit, surety and marine insurance, and program business for various small and medium sized enterprises insurance lines.  The program segments include both property and casualty exposures.

We primarily segment our analysis by line of business. Additionally, we separately review various subsets, including hull, cargo, and liability for marine business, aviation and satellite for aerospace business, and various other specific programs and product lines.

Frequency/severity methods, loss development methods, and IBNR factor methods are used alone or in combination to set reserves for short-tail classes such as U.S. Property.

IBNR factor methods are used when the nature of losses is low frequency/high severity. The IBNR factors, when applied to earned premium, generate the ultimate expected losses (or other exposure measure) yet to be reported. The factors are determined based on prior accident quarters’ loss costs adjusted to reflect current cost levels and the historical emergence of those loss costs. The factors are continually reevaluated to reflect emerging claim experience, rate changes or other factors that could affect the adequacy of the IBNR factor being employed.

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

For program business, we use methods which vary by line of business.  For property classes, we use methods similar to those noted above.  For liability classes, we use methods similar to those described in the casualty sections detailed above.

Expected loss ratio methods are used to determine the loss reserves for the latest accident year. We also use ground-up claim projections provided by our claims staff to assist in developing the appropriate reserve.

Prior Year Development

During 2017, we recognized $115 million of unfavorable prior year development primarily driven by commercial auto business in the program business unit.  A significant portion of this development came from accident year 2016 with much of it related to programs that have been terminated over the past year. We also experienced some individual severe loss experience, also mostly related to accident year 2016 in other lines of business including aviation, surety, and marine; however, this was largely offset by favorable development in commercial property.

During 2016, we recognized $396 million of unfavorable prior year development driven by our U.S. program business where we recognized $350 million of unfavorable prior year development due to higher than expected claim emergence in certain automobile, habitational and professional liability programs that resulted in our increasing expected loss ratios and loss development factors for several program subsets.

During 2015, we recognized $132 million of favorable prior year development from a number of large individual property claims.

U.S. Personal Insurance

During 2017, we recognized $16 million of unfavorable prior year development in U.S. Personal Insurance mainly due to homeowners business in accident year 2016. This was partially offset by favorable development in accident and health business.

During 2016, we recognized $32 million of favorable prior year development in U.S. Personal Insurance.

248                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	2017 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2008	$1,630	$1,638	$1,640	$1,654	$1,654	$1,654	$1,663	$1,666	$1,664	$1,668	$4	$1	292,830	$(1)	$1,667	$-
2009		1,763	1,697	1,649	1,663	1,664	1,664	1,668	1,667	1,671	4	4	375,959	-	1,671	4
2010			1,843	1,809	1,819	1,819	1,820	1,819	1,817	1,817	-	2	422,527	(1)	1,816	1
2011				1,886	1,908	1,896	1,891	1,890	1,886	1,881	(5)	1	412,670	(1)	1,880	-
2012					2,208	2,128	2,109	2,083	2,077	2,094	17	4	403,542	(3)	2,091	1
2013						1,887	1,816	1,803	1,782	1,780	(2)	7	334,474	(6)	1,774	1
2014							1,552	1,562	1,572	1,572	-	19	273,481	(8)	1,564	11
2015								1,511	1,498	1,494	(4)	23	258,241	(19)	1,475	4
2016									1,536	1,533	(3)	73	240,892	-	1,533	73
2017										2,028		571	185,198	-	2,028	571
Total										$17,538	$11			$(39)	17,499
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(16,053)	-			-	(16,053)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2008, net of reinsurance										(65)	5			(1)	(66)
Unallocated loss adjustment expense prior year development											-
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$1,420	$16			$(40)	1,380

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2008	$1,151	$1,493	$1,569	$1,609	$1,634	$1,644	$1,656	$1,660	$1,663	$1,665	$-
2009		1,129	1,563	1,567	1,618	1,639	1,650	1,658	1,663	1,664	-
2010			1,205	1,669	1,736	1,772	1,794	1,803	1,808	1,810	-
2011				1,204	1,752	1,814	1,840	1,860	1,869	1,873	-
2012					1,238	1,936	1,996	2,035	2,065	2,079	-
2013						1,109	1,634	1,705	1,744	1,759	-
2014							959	1,380	1,463	1,507	-
2015								931	1,320	1,411	-
2016									857	1,344	-
2017										941	-
Total										$16,053	$-

AIG | 2017 Form 10-K                          249

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Reserving Process and Methodology

U.S. Personal Insurance consists of accident and health and personal lines. Accident and health products include voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations as well as a broad range of travel insurance products and services for leisure and business travelers. Personal lines include automobile and homeowners’ insurance, extended warranty, and consumer specialty products, such as identity theft and credit card protection. Personal lines also provides insurance for high net worth individuals offered through AIG Private Client Group, including auto, homeowners, umbrella, yacht, fine art and collections insurance. Personal lines are generally short-tail in nature.

We primarily segment our analysis by line of business and may separately review various sub-segments, such as specific accident and health products and property damage versus liability for personal lines products.

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

In general, development for U.S. Personal Insurance classes has been very stable, with only modest changes in the initial selected loss ratios for this business.

Prior Year Development

During 2017, we recognized $16 million of unfavorable prior year development in U.S. Personal Insurance mainly due to homeowners business in accident year 2016, particularly from catastrophe activity. This was partially offset by favorable development in accident and health business.

During 2016 and 2015, we recognized $32 million, and $69 million of favorable development, respectively, mainly driven by accident and health business.

Europe Casualty and Financial Lines

During 2017, we recognized $507 million of unfavorable prior year development in Europe Casualty and Financial Lines driven by continued higher than expected loss emergence.

During 2016, we recognized $320 million of unfavorable prior year development, largely from accident years 2014 and 2015.

250                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (dollars in millions)											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2008	$1,511	$1,615	$1,632	$1,580	$1,595	$1,599	$1,649	$1,605	$1,604	$1,604	$-	$24	236,384
2009		1,746	1,844	1,858	1,856	1,885	1,906	1,912	1,996	2,030	34	103	236,270
2010			1,484	1,436	1,432	1,457	1,380	1,420	1,377	1,445	68	77	274,310
2011				1,414	1,352	1,426	1,465	1,552	1,554	1,597	43	83	264,629
2012					1,224	1,193	1,150	1,222	1,263	1,232	(31)	103	217,887
2013						1,221	1,277	1,257	1,258	1,305	47	194	185,435
2014							1,280	1,267	1,302	1,303	1	340	175,630
2015								1,337	1,515	1,538	23	588	188,348
2016									1,563	1,716	153	724	221,122
2017										1,587		1,214	204,712
Total										$15,357	$338
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(8,965)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2008, net of reinsurance										594	169
Unallocated loss adjustment expense prior year development											-
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$6,986	$507

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (dollars in millions)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited
2008	$130	$477	$726	$961	$1,118	$1,245	$1,323	$1,375	$1,455	$1,471
2009		139	418	708	970	1,139	1,274	1,442	1,581	1,681
2010			147	420	635	808	947	1,042	1,109	1,162
2011				140	376	564	811	963	1,108	1,224
2012					121	334	484	677	809	897
2013						105	375	543	736	877
2014							86	299	494	628
2015								80	286	486
2016									140	426
2017										113
Total										$8,965

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

AIG | 2017 Form 10-K                          251

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Reserving Process and Methodology

Europe is our largest non-U.S. region for Liability and Financial Lines.  Europe Casualty and Financial Lines is composed of third-party coverages including general liability, auto liability, D&O, professional liability and various other lines of business throughout both the UK and Continental Europe. These lines of business are all long-tail in nature and while somewhat diverse in terms of exposures, these lines are often subject to similar trends. These lines are impacted by the underwriting cycle and external judicial trends. The largest share of business is in the UK, but significant business is also written in other European countries such as Germany, France, and Italy.

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

Prior Year Development

During 2017 we recognized $507 million of unfavorable prior year development in Europe casualty and Financial Lines. We observed a significant increase in large claims activity across multiple segments, notably excess casualty business and D&O and professional liability coverages for financial institutions. This experience was spread across multiple accident years but had the largest impact on accident year 2016 and accident years 2008 and prior. We increased loss development assumptions for Financial Lines business in consideration of the increased loss activity experienced in older accident years and increased expected loss ratios for more recent accident years. For Casualty lines, we increased loadings for large losses, particularly in the more recent accident years. In addition, we increased our loss reserves as a result of the decision made by the U.K. Ministry of Justice to reduce the discount rate applied to lump-sum bodily injury payouts, known as the Ogden rate.

During 2016, we recognized $320 million of unfavorable prior year development. Within Europe Financial Lines, we recognized $232 million of unfavorable development primarily from the D&O line in UK and Continental Europe as result of the unfavorable actual versus expected loss emergence in 2016 due to increased frequency and severity resulting from increasing litigation. In Europe Casualty we recognized $123 million of unfavorable development primarily from the unexpected emergence of several large excess casualty claims. The actual versus expected loss emergence for Europe Casualty and Financial Lines was more than expected.

During 2015, we recognized $142 million of unfavorable prior year development, primarily due to primary casualty and professional liability in Continental Europe and the UK. During 2015, we implemented an enhanced claims operating model in Europe which has provided our actuaries with more detailed case reserve data and analysis, enabling AIG’s actuaries to react sooner to case development than in prior years.

Europe Property and Special Risks

During 2017, we recognized $157 million of unfavorable prior year development in the Europe Property and Special Risks segment driven primarily by unexpected development on large claims, primarily from accident years 2015 and 2016.

During 2016, we recognized $11 million of unfavorable prior year development.

252                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (dollars in millions)											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2008	$633	$636	$644	$643	$632	$626	$620	$618	$614	$613	$(1)	$-	41,602
2009		738	666	675	674	666	680	655	655	655	-	3	39,109
2010			788	747	719	703	712	703	706	707	1	-	40,389
2011				763	687	648	642	631	628	628	-	-	39,925
2012					728	682	648	630	615	627	12	(2)	34,457
2013						914	915	842	840	842	2	(1)	32,405
2014							994	1,046	1,052	1,050	(2)	1	38,719
2015								1,226	1,219	1,248	29	12	41,799
2016									1,118	1,239	121	24	40,629
2017										1,377		390	29,313
Total										$8,986	$162
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(6,971)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2008, net of reinsurance										7	(5)
Unallocated loss adjustment expense prior year development											-
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$2,022	$157

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (dollars in millions)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited
2008	$148	$399	$511	$546	$577	$590	$596	$596	$598	$599
2009		183	429	532	585	613	620	632	634	635
2010			187	489	584	634	672	686	690	693
2011				181	444	543	581	591	599	604
2012					154	410	511	549	572	580
2013						193	535	700	751	786
2014							220	669	885	939
2015								290	778	1,005
2016									300	894
2017										236
Total										$6,971

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

AIG | 2017 Form 10-K                          253

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

We primarily segment our analysis by line of business. Additionally, we separately review various subsets, including hull, cargo, and liability for marine business, aviation and satellite for aerospace business, and various other specific programs and product lines.

Frequency/severity methods, loss development methods, and IBNR factor methods are used alone or in combination to set reserves for short-tail classes such as Europe Property.

IBNR factor methods are used when the nature of losses is low frequency/high severity. The IBNR factors, when applied to earned premium, generate the ultimate expected losses (or other exposure measure) yet to be reported. The factors are determined based on prior accident quarters’ loss costs adjusted to reflect current cost levels and the historical emergence of those loss costs. The factors are continually reevaluated to reflect emerging claim experience, rate changes or other factors that could affect the adequacy of the IBNR factor being employed.

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

Prior Year Development

During 2017, we recognized $157 million of unfavorable prior year development, primarily from accident years 2015 and 2016. This was largely driven by large individual claim development in the property, aviation, marine, and trade credit lines of business

During 2016, we recognized $11 million of unfavorable prior year development, primarily from the property segment.

During 2015, we recognized $4 million of unfavorable prior year development from a number of large individual property claims.

Europe and Japan Personal Insurance

During 2017, we recognized $58 million of favorable prior year development in Europe and Japan Personal Insurance mainly due to accident and health business.

During 2016, we recognized $82 million of favorable prior year development in Europe and Japan Personal Insurance mainly due to accident and health business.

254                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (dollars in millions)											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2008	$2,869	$2,911	$2,904	$2,908	$2,915	$2,919	$2,913	$2,916	$2,912	$2,914	$2	$3	1,577,002
2009		2,913	2,900	2,901	2,920	2,909	2,907	2,900	2,902	2,902	-	5	1,605,992
2010			2,969	3,007	3,015	3,003	3,004	2,999	3,027	3,030	3	8	1,819,631
2011				3,274	3,324	3,293	3,295	3,284	3,288	3,287	(1)	10	1,777,001
2012					2,898	2,867	2,851	2,836	2,845	2,846	1	16	1,729,298
2013						2,747	2,736	2,705	2,706	2,702	(4)	25	1,734,759
2014							2,717	2,716	2,698	2,690	(8)	45	1,789,718
2015								2,795	2,756	2,746	(10)	92	1,762,514
2016									2,734	2,692	(42)	194	1,762,768
2017										2,659		549	1,502,118
Total										$28,468	$(59)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(26,161)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2008, net of reinsurance										41	1
Unallocated loss adjustment expense prior year development											-
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$2,348	$(58)

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (dollars in millions)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited
2008	$1,602	$2,421	$2,655	$2,773	$2,829	$2,865	$2,880	$2,887	$2,896	$2,899
2009		1,627	2,412	2,656	2,765	2,821	2,850	2,867	2,879	2,886
2010			1,703	2,497	2,741	2,852	2,909	2,944	2,963	2,975
2011				1,987	2,787	3,022	3,134	3,198	3,227	3,244
2012					1,614	2,363	2,591	2,698	2,754	2,785
2013						1,503	2,246	2,462	2,569	2,625
2014							1,476	2,225	2,447	2,558
2015								1,501	2,270	2,493
2016									1,500	2,231
2017										1,465
Total										$26,161

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

AIG | 2017 Form 10-K                          255

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Reserving Process and Methodology

Europe and Japan Personal Insurance lines consist of accident and health and personal lines. Accident and health products include voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations as well as a broad range of travel insurance products and services for leisure and business travelers. Personal lines include automobile and homeowners’ insurance, extended warranty, and consumer specialty products, such as identity theft and credit card protection. Personal lines are generally short-tail in nature.

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

In general, development for Europe and Japan Personal Insurance classes has been very stable, with only modest changes in the initial selected loss ratios for this business.

Prior Year Development

During 2017, 2016 and 2015, we recognized $58 million and $82 million of favorable development, and $15 million of unfavorable development, respectively, mainly driven by the accident and health business.

U.S. Run-Off Long Tail Insurance Lines

During 2017, the U.S. Run-Off Long Tail Insurance Lines experienced favorable prior year development of $30 million driven primarily by favorable asbestos development.

During 2016, the U.S. Run-Off Long Tail Insurance Lines experienced unfavorable prior year development of $390 million driven by Legacy pre-1986 pollution losses and the Run-Off public entity casualty business.

256                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (dollars in millions)											December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2008	$945	$1,035	$884	$868	$909	$926	$978	$976	$983	$985	$2	$65	40,075
2009		553	532	544	579	635	602	599	580	576	(4)	75	16,237
2010			640	528	534	557	585	582	611	565	(46)	68	8,490
2011				534	542	576	641	676	685	700	15	97	7,798
2012					629	678	741	786	751	752	1	104	4,053
2013						482	533	589	570	528	(42)	84	2,510
2014							379	475	453	459	6	164	2,307
2015								439	523	550	27	174	2,285
2016									294	285	(9)	98	1,591
2017										197		163	607
Total										$5,597	$(50)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(3,830)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2008, net of reinsurance										3,616	(46)
Unallocated loss adjustment expense prior year development											66
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$5,383	$(30)

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (dollars in millions)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	Unaudited
2008	$133	$370	$497	$572	$657	$726	$787	$832	$846	$866
2009		42	134	231	286	368	409	429	447	461
2010			57	149	243	321	404	435	455	464
2011				21	140	259	385	449	532	549
2012					86	194	286	414	481	498
2013						87	154	261	321	368
2014							21	96	185	233
2015								35	132	238
2016									53	140
2017										13
Total										$3,830

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

AIG | 2017 Form 10-K                          257

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Reserving Process and Methodology

U.S. Run-Off Long Tail Insurance lines include run-off lines for asbestos and environmental (1986 and prior), excess workers’ compensation, and other casualty coverages consisting of environmental impairment liability and related coverages, medical malpractice, workers’ compensation, and general liability.  In some cases, the exposures in the more recent years have declined since the portfolio is in run-off.

Asbestos and Environmental (1986 and prior)

Asbestos coverage has been excluded from AIG policies commencing in 1985. Most of AIG’s asbestos claims exposures are ceded to National Indemnity Company (NICO) under a retroactive reinsurance arrangement entered into in 2011. Many of other asbestos-related exposures are very long-tailed in nature and with exposures dating back 30 years or more. We consider a number of factors and recent experience in addition to the results of both external and internal analyses, to estimate asbestos and pre-1986 environmental loss reserves.  We primarily base our determination of these loss reserves on a combination of ground-up and top-down analyses of historical claims and available insurance coverages.  Nonetheless, we believe that significant uncertainty remains as to our ultimate liability for asbestos and environmental claims, which is due to several factors, including:

•     the long latency period between asbestos exposure and disease manifestation, and pollution events occurring undetected over many years, leading to the potential for involvement of multiple policy periods for individual claims;

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

Excess Workers’ Compensation

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

Excess Workers’ Compensation business was written over qualified self-insurance by various divisions beginning in the 1980’s.  In 1992, this business was consolidated into one division where it continued writing business up until 2011, when it was effectively put into runoff.  In this book of business, the claims are not handled (or administered) by AIG General Insurance claims personnel, but are administered by the client’s designated TPA. However, AIG General Insurance claims personnel maintain an oversight role over these TPAs and claims.

Loss and loss adjustment expense liability estimates for excess workers’ compensation exposures are subject to additional uncertainties, due to the following:

•     claim settlement time is longer than most other casualty lines, due to the lifetime benefits that can be expected to payout on certain claims;

•     coverage statutes that vary by state; and

•     future medical inflation costs are difficult to estimate

For this business, a combination of traditional methods (paid and incurred loss development) and non-traditional methods (individual claim annuity model, report yea incurred loss development, and pure IBNR count/severity methods) are used to estimate loss and loss expense liability estimates.  Loss data is segmented so as to reflect the anomalies in the historical data due to the various loss mitigation initiatives employed over the last several years.

Other Casualty Run-Off

As noted above, other legacy exposures include environmental impairment liability and related coverages, medical malpractice, workers’ compensation, and general liability.  Depending on the individual class or lines of business reviewed, either traditional methods (i.e. paid loss development, incurred loss development), non-traditional methods (such as paid survival ratio or IBNR-to-case ratio methods) or a combination of the two are used.  In addition, for some of the environmental impairment liability related coverage,

258                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

approaches based on individual claim department estimates for large remediation sites are extensively included as part of the overall actuarial estimates for environmental impairment liability related exposures.

Prior Year Development

During 2017, the U.S. Run-Off long tail insurance lines recognized $30 million of favorable prior year development.

During 2016, the U.S. Run-Off long tail insurance lines recognized $390 million of unfavorable prior year development.

Asbestos and Environmental (1986 and prior)

In 2017, we recognized favorable net prior year development of $37 million on the retained portion of asbestos claims. This was primarily due to additional reinsurance recoveries identified for this portfolio. The development on the portion of the asbestos business ceded to NICO was unfavorable by $50 million on a gross basis, but had no net impact. For environmental, we recognized $22 million in unfavorable prior year development in consideration of activity related to several large clean-up sites and related accounts as well as a result of top-down actuarial analyses performed during the year. As part of this analysis, we increased our estimates of unallocated loss adjustment expense reserves for such claims, which were partially offset by a decrease in indemnity reserves.

In 2016, we increased gross undiscounted asbestos incurred losses by $106 million and decreased net undiscounted asbestos incurred losses by $20 million. The gross undiscounted change reflects an increase in estimates related to our accounts retroceded to NICO.  The favorable development of the net incurred losses was largely a result of higher estimated external reinsurance recoveries on our retained asbestos exposures. For environmental, we increased incurred losses by $211 million primarily due to unfavorable development on several large clean-up sites and related accounts as well as a result of top down actuarial analyses performed during the year.

During 2015, the reported claim activity on the assumed claims increased. We responded to this by modifying certain of our loss-reserve-related assumptions to better reflect our loss development. Additionally, we considered recent industry-wide trends regarding expanding coverage theories for liability.  In 2015, both the retained accounts and retroceded accounts ground-up reviews for asbestos were updated. As a result, we increased gross undiscounted asbestos incurred losses by $13 million and increased net undiscounted asbestos incurred losses by $164 million. The net undiscounted change reflects an increase primarily due to third-party assumed reinsurance exposures. With the gross incurred loss increase less than the net incurred loss increase, the resulting ceded incurred losses were reduced. For environmental, we increased gross environmental incurred losses by $214 million and net environmental incurred losses by $117 million as a result of top down actuarial analyses performed during the year, as well as development on a large sediment site.

Excess Workers’ Compensation

We did not recognize any material development in this segment during 2017, 2016 or 2015.  The proactive management of settlement negotiations and other claims mitigation strategies minimized the volatility observed during this period.

Other Casualty Run-Off

In 2017, the net prior year development for the remaining legacy was favorable by $15 million. We experienced favorable development on runoff medical malpractice and environmental impairment liability business, which was partially offset by net unfavorable development on other casualty segments.

We increased the reserves for these coverages by $190 million and $636 million during 2016 and 2015, respectively, to reflect updated assumptions about future loss development. The 2016 increase was driven by runoff public entity business where we reacted to the adverse emergence over the last year by increasing our loss development factors to reflect the portfolio’s experience especially in the loss tail instead of relying on the overall excess casualty loss development factors.

AIG | 2017 Form 10-K                          259

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Prior Year Development before 2008

The previous development tables include only accident years 2008 to 2017.  The following table summarizes (favorable) unfavorable development, of incurred losses and loss adjustment expenses for accident year 2007 and prior by operating segment and major class of business:

Years Ended December 31,
(in millions)	2017	2016	2015
2007 and prior accident year development, excluding the impact of
Adverse Development Reinsurance Agreement, by major class of of business and driver of development:
U.S. Workers' compensation (before discount)	$4	$1,009	$100
U.S. Excess casualty	141	107	450
U.S. Other casualty	10	338	440
U.S. Financial lines	(44)	31	191
U.S. Property and Special risks	12	12	26
U.S. Personal Insurance	5	(13)	33
Europe Casualty and Financial lines	169	(6)	(2)
Europe Property and Special risks	(5)	1	(1)
Europe and Japan Personal Insurance	1	(5)	1
U.S. Long Tail Insurance lines (before discount)	(46)	363	621
All Other including unallocated loss adjustment expenses	177	3	(11)
Total prior year unfavorable development	$424	$1,840	$1,848

Claims Payout Patterns

The following table presents the historical average annual percentage claims payout on an accident year basis at the same level of disaggregation as presented in the claims development table.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
U.S. Workers' compensation	14.7%	17.6%	12.4%	9.1%	7.7%	5.3%	4.1%	3.0%	2.2%	1.8%
U.S. Excess casualty	0.6	7.0	13.0	13.4	12.5	11.0	8.4	10.0	2.8	8.3
U.S. Other casualty	9.9	16.3	15.4	14.5	11.8	8.2	5.9	5.6	2.6	1.9
U.S. Financial lines	4.0	17.9	21.1	16.7	13.2	9.3	6.1	6.0	3.0	1.2
U.S. Property and Special risks	30.2	35.7	13.0	7.2	4.6	2.5	1.0	0.9	0.7	0.3
U.S. Personal Insurance	61.4	27.6	3.8	2.2	1.2	0.6	0.4	0.2	0.1	0.2
Europe Casualty and Financial lines	7.9	17.0	13.7	13.7	9.8	7.5	6.3	4.6	5.0	1.0
Europe Property and Special risks	24.0	41.6	17.2	6.3	4.0	1.5	1.0	0.2	0.2	0.2
Europe and Japan Personal Insurance	56.0	26.9	8.0	3.8	2.0	1.1	0.6	0.3	0.3	0.1
U.S. Long Tail Insurance lines	9.8	18.3	16.9	12.5	10.7	6.7	4.0	3.1	1.9	2.0

Discounting of Loss Reserves

At December 31, 2017, the loss reserves reflect a net loss reserve discount of $1.8 billion, including tabular and non-tabular calculations based upon the following assumptions:

Certain asbestos claims were discounted when allowed by the regulator and when payments are fixed and determinable, based on the investment yields of the companies and the payout pattern for the claims. At December 31, 2016, the discount for asbestos reserves was fully amortized.

The tabular workers’ compensation discount is calculated based on a 3.5 percent interest rate and the mortality rate used in the 2007 U.S. Life Table.

The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations (prescribed or permitted) for each state.  For New York companies, the discount is based on a 5 percent interest rate and the companies’ own payout patterns.  For the Pennsylvania companies, the statute specifies discount factors for accident years 2001 and prior, which are based on a 6 percent interest rate and an industry payout pattern.  For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies.

260                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

In 2013, our Pennsylvania regulator approved use of a consistent discount rate (U.S. Treasury rate plus a liquidity premium) to all of our workers’ compensation reserves in our Pennsylvania-domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers’ compensation portfolios.

The discount consists of $622 million of tabular discount for workers’ compensation and $1,222 million of non-tabular discount for workers’ compensation. During the years ended December 31, 2017, 2016 and 2015 the benefit/(charge) from changes in discount of ($187) million, $422 million and $71 million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Consolidated Statement of Income.

The following table presents the components of the loss reserve discount discussed above:

	December 31, 2017			December 31, 2016
		Legacy			Legacy
		Portfolio -			Portfolio -
		General			General
	North America	Insurance Run-		North America	Insurance Run-
	Commercial	Off Insurance		Commercial	Off Insurance
(in millions)	Insurance	Lines	Total	Insurance	Lines	Total
U.S. Workers' compensation	$2,465	$918	$3,383	$2,583	$987	$3,570
Retroactive reinsurance	(1,539)	-	(1,539)	-	-	-
Total reserve discount*	$926	$918	$1,844	$2,583	$987	$3,570

* Excludes $173 million and $181 million of discount related to certain long tail liabilities in the United Kingdom at December 31, 2017 and December 31, 2016, respectively.

The following table presents the net loss reserve discount benefit (charge):

Years Ended December 31,	2017			2016			2015
		Legacy			Legacy			Legacy
		Portfolio -			Portfolio -			Portfolio -
		General			General			General
	North	Insurance		North	Insurance		North	Insurance
	America	Run-Off		America	Run-Off		America	Run-Off
	Commercial	Insurance		Commercial	Insurance		Commercial	Insurance
(in millions)	Insurance	Lines	Total	Insurance	Lines	Total	Insurance	Lines	Total
Current accident year	$114	$-	$114	$177	$-	$177	$182	$-	$182
Accretion and other
adjustments to prior
year discount	(186)	(44)	(230)	287	64	351	(262)	(74)	(336)
Effect of interest rate
changes	(46)	(25)	(71)	(58)	(48)	(106)	148	77	225
Net reserve discount
benefit (charge)	(118)	(69)	(187)	406	16	422	68	3	71
Amount transferred to run-off
insurance lines	-	-	-	-	-	-	(39)	39	-
Change in discount on loss
reserves ceded under
retroactive reinsurance	(1,539)	-	(1,539)	-	-	-	-	-	-
Net change in total
reserve discount*	(1,657)	(69)	(1,726)	406	16	422	29	42	71
Comprised of:
U.S. Workers' compensation	$(1,657)	$(69)	$(1,726)	$406	$23	$429	$29	$46	$75
Asbestos	$-	$-	$-	$-	$(7)	$(7)	$-	$(4)	$(4)

*   Excludes $8 million and $20 million of discount related to certain long tail liabilities in the United Kingdom at December 31, 2017 and 2016, respectively.

During 2017 and 2016, effective interest rates declined due to a decrease in the forward yield curve component of the discount rates reflecting a decline U.S. Treasury rates along the changes in payout pattern assumptions. This resulted in a decrease in the loss reserve discount by $71 million in 2017 and $106 million in 2016.

During 2015, the effective interest rate increased due to the increase in Treasury rates and credit spreads that resulted in an increase in the loss reserve discount by $225 million.

AIG | 2017 Form 10-K                          261

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Future Policy Benefits

Future policy benefits primarily include reserves for traditional life and annuity payout contracts, which represent an estimate of the present value of future benefits less the present value of future net premiums. Included in Future policy benefits are liabilities for annuities issued in structured settlement arrangements whereby a claimant has agreed to settle a general insurance claim in exchange for fixed payments over a fixed determinable period of time with a life contingency feature. In addition, reserves for contracts in loss recognition are adjusted to reflect the effect of unrealized gains on fixed maturity and equity securities available for sale, with related changes recognized through Other comprehensive income.

Future policy benefits also include certain guaranteed benefits of variable annuity products that are not considered embedded derivatives, primarily guaranteed minimum death benefits.

For additional information on guaranteed minimum death benefits see Note 14.

The liability for long-duration future policy benefits has been established including assumptions for interest rates which vary by year of issuance and product, and range from approximately 0.1 percent to 14 percent. Mortality and surrender rate assumptions are generally based on actual experience when the liability is established.

Policyholder Contract Deposits

The liability for Policyholder contract deposits is primarily recorded at accumulated value (deposits received and net transfers from separate accounts, plus accrued interest credited at rates ranging from 0.2 percent to 9.0 percent at December 31, 2017, less withdrawals and assessed fees). Deposits collected on investment-oriented products are not reflected as revenues, because they are recorded directly to Policyholder contract deposits upon receipt.  Amounts assessed against the contract holders for mortality, administrative, and other services are included in revenues.

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

For additional information on guaranteed benefits accounted for as embedded derivatives see Note 14 herein.

For universal life policies with secondary guarantees, we recognize certain liabilities in addition to policyholder account balances.  For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract.  For universal life policies without secondary guarantees, for which profits followed by losses are first expected after contract inception, we establish a liability, in addition to policyholder account balances, so that expected future losses are recognized in proportion to the emergence of profits in the earlier (profitable) years.  Universal life account balances as well as these additional liabilities related to universal life products are reported within Policyholder contract deposits in the Consolidated Balance Sheet. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity and equity securities available for sale on accumulated assessments, with related changes recognized through Other comprehensive income.

Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by GICs issued to the trust by one of our Life and Retirement companies through our Institutional Markets business.

The following table presents Policyholder contract deposits by product line:

At December 31,
(in millions)	2017	2016
Policyholder contract deposits:
Fixed Annuities	$49,979	$51,278
Group Retirement	40,422	39,578
Life Insurance	12,448	11,855
Variable and Index Annuities	19,690	16,934
Institutional Markets	8,077	7,286
Legacy Portfolio	4,986	5,285
Total Policyholder contract deposits	$135,602	$132,216

262                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Other Policyholder Funds

Other policyholder funds include unearned revenue reserves (URR). URR consist of front-end loads on investment-oriented contracts, representing those policy loads that are non-level and typically higher in initial policy years than in later policy years. URR for investment-oriented contracts are generally deferred and amortized, with interest, in relation to the incidence of estimated gross profits (EGPs) to be realized over the estimated lives of the contracts and are subject to the same adjustments due to changes in the assumptions underlying EGPs as DAC.  Amortization of URR is recorded in Policy fees. Similar to Shadow DAC, URR related to investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity and equity securities available for sale on estimated gross profits, with related changes recognized through Other comprehensive income (shadow URR).

Other policyholder funds also include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Participating life business represented approximately 1.9 percent of gross insurance in force at December 31, 2017 and 1.8 percent of gross domestic premiums and other considerations in 2017. The amount of annual dividends to be paid is approved locally by the boards of directors of the Life and Retirement companies. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations. The portions of current and prior net income and of current unrealized appreciation of investments that can inure to our benefit are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.

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

Variable annuity contracts may include certain contractually guaranteed benefits to the contract holder. These guaranteed features include guaranteed minimum death benefits (GMDB) that are payable in the event of death, and living benefits that are payable in the event of annuitization, or, in other instances, at specified dates during the accumulation period. Living benefits primarily include guaranteed minimum withdrawal benefits (GMWB). A variable annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e. the features are mutually exclusive (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during their lifetime). A policyholder cannot purchase more than one living benefit on one contract.  The net amount at risk for each feature is calculated irrespective of the existence of other features; as a result, the net amount at risk for each feature is not additive to that of other features.

AIG | 2017 Form 10-K                          263

ITEM 8 |  Notes to Consolidated Financial Statements |  14. Variable Life and Annuity Contracts

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

At December 31,
(in millions)	2017	2016
Equity funds	$48,594	$42,266
Bond funds	7,793	7,798
Balanced funds	27,656	25,365
Money market funds	730	840
Total	$84,773	$76,269

GMDB

Depending on the contract, the GMDB feature may provide a death benefit of either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in rare instances, no minimum return) or (b) the highest contract value attained, typically on any anniversary date minus any subsequent withdrawals following the contract anniversary. GMDB is our most widely offered benefit.

The liability for GMDB, which is recorded in Future policy benefits, represents the expected value of benefits in excess of the projected account value, with the excess recognized ratably over the accumulation period based on total expected assessments, through Policyholder benefits and losses incurred.  The net amount at risk for GMDB represents the amount of benefits in excess of account value if death claims were filed on all contracts on the balance sheet date.

The following table presents details concerning our GMDB exposures, by benefit type:

At December 31,	2017		2016
	Net Deposits		Net Deposits
	Plus a Minimum	Highest Contract	Plus a Minimum	Highest Contract
(dollars in billions)	Return	Value Attained	Return	Value Attained
Account value	$99	$17	$91	$16
Net amount at risk	1	-	1	1
Average attained age of contract holders by product	63	68	63	68
Range of guaranteed minimum return rates	0%-4.5%		0%-4.5%

The following summarizes GMDB liability related to variable annuity contracts, excluding assumed reinsurance:

Years Ended December 31,
(in millions)	2017	2016	2015
Balance, beginning of year	$402	$491	$420
Reserve increase (decrease)	(14)	(32)	127
Benefits paid	(42)	(57)	(56)
Changes in reserves related to unrealized appreciation of investments	6	-	-
Balance, end of year	$352	$402	$491

Assumptions used to determine the GMDB liability include interest rates, which vary by year of issuance and products; mortality rates, which are based upon actual experience modified to allow for variations in policy form; lapse rates, which are based upon actual experience modified to allow for variations in policy form; investment returns, using assumptions from a randomly generated model; and asset growth assumptions, which include a reversion to the mean methodology, similar to that applied for DAC.

We regularly evaluate estimates used to determine the GMDB liability and adjust the additional liability balance, with a related charge or credit to Policyholder benefits and losses incurred, if actual experience or other evidence suggests that earlier assumptions should be revised.

GMWB

Certain of our variable annuity contracts contain optional GMWB benefits and, to a lesser extent, guaranteed minimum accumulation benefits, which are not currently offered. With a GMWB, the contract holder can monetize the excess of the guaranteed amount over the account value of the contract only through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount. If, after the series of withdrawals, the account value is exhausted, the contract holder will receive a series of

264                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  14. Variable Life and Annuity Contracts

annuity payments equal to the remaining guaranteed amount, and, for lifetime GMWB products, the annuity payments continue as long as the covered person(s) is living.

The liabilities for GMWB, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in Other net realized capital gains (losses). The fair value of these embedded derivatives was a net liability of $2.0 billion and $1.8 billion at December 31, 2017 and 2016, respectively.

For discussion of the fair value measurement of guaranteed benefits that are accounted for as embedded derivatives see Note 5.

We had account values subject to GMWB that totaled $45 billion and $41 billion at December 31, 2017 and 2016, respectively. The net amount at risk for GMWB represents the present value of minimum guaranteed withdrawal payments, in accordance with contract terms, in excess of account value, assuming no lapses. The net amount at risk related to the GMWB guarantees was $450 million and $834 million at December 31, 2017 and 2016, respectively. We use derivative instruments and other financial instruments to mitigate a portion of our exposure that arises from GMWB benefits.

15. Debt

Our long-term debt is denominated in various currencies, with both fixed and variable interest rates. Long-term debt is carried at the principal amount borrowed, including unamortized discounts, hedge accounting valuation adjustments and fair value adjustments, when applicable.

The following table lists our total debt outstanding at December 31, 2017 and 2016. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2017, including fixed and variable-rates:

			Balance at	Balance at
At December 31, 2017	Range of	Maturity	December 31,	December 31,
(in millions)	Interest Rate(s)	Date(s)	2017	2016
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	0% - 8.13%	2018 - 2097	$20,339	$19,432
Junior subordinated debt	4.88% - 8.63%	2037 - 2058	841	843
AIG Japan Holdings Kabushiki Kaisha	0.28% - 0.44%	2020 - 2021	334	330
AIGLH notes and bonds payable	6.63% - 7.50%	2025 - 2029	281	281
AIGLH junior subordinated debt	7.57% - 8.50%	2030 - 2046	361	361
Total AIG general borrowings			22,156	21,247
AIG borrowings supported by assets:(a)
MIP notes payable	2.72% - 2.95%	2018	356	1,099
Series AIGFP matched notes and bonds payable	1.21% - 1.30%	2046 - 2047	21	32
GIAs, at fair value	0.50% - 7.62%	2018 - 2053	2,707	2,934
Notes and bonds payable, at fair value	0.50% - 9.97%	2018 - 2040	181	494
Total AIG borrowings supported by assets			3,265	4,559
Total debt issued or guaranteed by AIG			25,421	25,806
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and
mortgages payable	1.40% - 1.57%	2018	190	735
Debt of consolidated investments(b)	0% - 9.31%	2018 - 2065	6,029	4,371
Total debt not guaranteed by AIG			6,219	5,106
Total long term debt			$31,640	$30,912

(a) AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent.  Collateral posted to third parties was $2.0 billion and $2.2 billion at December 31, 2017 and December 31, 2016, respectively.  This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  At December 31, 2017, includes debt of consolidated investment vehicles related to real estate investments of $2.5 billion, affordable housing partnership investments of $1.8 billion and other securitization vehicles of $1.7 billion. At December 31, 2016, includes debt of consolidated investment vehicles related to real estate investments of $1.9 billion, affordable housing partnership investments of $1.7 billion and other securitization vehicles of $771 million.

AIG | 2017 Form 10-K                          265

ITEM 8 |  Notes to Consolidated Financial Statements |  15. Debt

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $6.0 billion in borrowings of debt of consolidated investments:

December 31, 2017		Year Ending
(in millions)	Total	2018	2019	2020	2021	2022	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,339	$1,107	$998	$1,343	$1,496	$1,507	$13,888
Junior subordinated debt	841	-	-	-	-	-	841
AIG Japan Holdings Kabushiki Kaisha	334	-	-	115	219	-	-
AIGLH notes and bonds payable	281	-	-	-	-	-	281
AIGLH junior subordinated debt	361	-	-	-	-	-	361
Total AIG general borrowings	22,156	1,107	998	1,458	1,715	1,507	15,371
AIG borrowings supported by assets:
MIP notes payable	356	356	-	-	-	-	-
Series AIGFP matched notes and
bonds payable	21	-	-	-	-	-	21
GIAs, at fair value	2,707	506	265	30	202	47	1,657
Notes and bonds payable, at fair value	181	126	-	-	-	-	55
Total AIG borrowings supported by assets	3,265	988	265	30	202	47	1,733
Total debt issued or guaranteed by AIG	25,421	2,095	1,263	1,488	1,917	1,554	17,104
Other subsidiaries notes, bonds, loans
and mortgages payable	190	190	-	-	-	-	-
Total	$25,611	$2,285	$1,263	$1,488	$1,917	$1,554	$17,104

Uncollateralized and collateralized notes, bonds, loans and mortgages payable consisted of the following:

	Uncollateralized	Collateralized
At December 31, 2017	Notes/Bonds/Loans	Loans and
(in millions)	Payable	Mortgages Payable	Total
AIG general borrowings	$334	$-	$334
Other subsidiaries notes, bonds, loans and mortgages payable*	-	190	190
Total	$334	$190	$524

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

On July 11, 2013, the AIGLH junior subordinated debentures were distributed to holders of the capital securities, the capital securities were cancelled and the trusts were dissolved. At December 31, 2017, the junior subordinated debentures outstanding consisted of $113 million of 8.5 percent junior subordinated debentures due July 2030, $211 million of 8.125 percent junior subordinated debentures due March 2046 and $37 million of 7.57 percent junior subordinated debentures due December 2045, each guaranteed by AIG Parent.

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

At December 31, 2017		Available		Effective
(in millions)	Size	Amount	Expiration	Date
Syndicated Credit Facility	$4,500	$4,500	June 2022	6/27/2017

266                             AIG | 2017 Form 10-K

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

Legal Contingencies

Overview.   In the normal course of business, AIG and our subsidiaries are, like others in the insurance and financial services industries in general, subject to regulatory and government investigations and actions, and litigation and other forms of dispute resolution in a large number of proceedings pending in various domestic and foreign jurisdictions.  Certain of these matters involve potentially significant risk of loss due to potential for significant jury awards and settlements, punitive damages or other penalties.  Many of these matters are also highly complex and seek recovery on behalf of a class or similarly large number of plaintiffs.  It is therefore inherently difficult to predict the size or scope of potential future losses arising from these matters.  In our insurance and reinsurance operations, litigation and arbitration concerning the scope of coverage under insurance and reinsurance contracts, and litigation and arbitration in which our subsidiaries defend or indemnify their insureds under insurance contracts, are generally considered in the establishment of our loss reserves.  Separate and apart from the foregoing matters involving insurance and reinsurance coverage, AIG, our subsidiaries and their respective officers and directors are subject to a variety of additional types of legal proceedings brought by holders of AIG securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith and violations of federal and state statutes and regulations.  With respect to these other categories of matters not arising out of claims for insurance or reinsurance coverage, we establish reserves for loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated.  In many instances, we are unable to determine whether a loss is probable or to reasonably estimate the amount of such a loss and, therefore, the potential future losses arising from legal proceedings may exceed the amount of liabilities that we have recorded in our financial statements covering these matters.  While such potential future charges could be material, based on information currently known to management, management does not believe, other than may be discussed below, that any such charges are likely to have a material adverse effect on our financial position or results of operation.

Additionally, from time to time, various regulatory and governmental agencies review the transactions and practices of AIG and our subsidiaries in connection with industry-wide and other inquiries into, among other matters, the business practices of current and former operating insurance subsidiaries. We have cooperated, and will continue to cooperate, in producing documents and other information in response to such requests.

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

As noted below, all of the actions relating to the Subprime Exposure Issues have been resolved.

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

AIG | 2017 Form 10-K                          267

ITEM 8 |  Notes to Consolidated Financial Statements |  16. Contingencies, Commitments and Guarantees

Individual Securities Litigations.  Between November 18, 2011 and February 9, 2015, eleven separate, though similar, securities actions (Individual Securities Litigations) were filed in or transferred to the SDNY, asserting claims substantially similar to those in the Consolidated 2008 Securities Litigation against AIG and certain directors and officers of AIG and AIGFP. Two of the actions were voluntarily dismissed, and the remaining nine have now been settled.

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

268                              AIG | 2017 Form 10-K

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

Tax Litigation.

We are party to pending tax litigation before the Southern District of New York. For additional information see Note 23 to the Consolidated Financial Statements.

Commitments

We occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

The following table presents the future minimum lease payments under operating leases at December 31, 2017:

(in millions)
2018	$243
2019	179
2020	137
2021	95
2022	59
Remaining years after 2022	120
Total	$833

Rent expense was $269 million, $331 million and $327 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $3.2 billion at December 31, 2017.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at December 31, 2017 was $139 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

AIG | 2017 Form 10-K                          269

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

Other

•     For additional discussion on commitments and guarantees associated with VIEs see Note 10 to the Consolidated Financial Statements.

•     For additional disclosures about derivatives see Note 11 to the Consolidated Financial Statements.

•     For additional disclosures about guarantees of outstanding debt see Note 25 to the Consolidated Financial Statements.

17. Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Year Ended December 31, 2015
Shares, beginning of year	1,906,671,492	(530,744,521)	1,375,926,971
Shares issued	-	371,806	371,806
Shares repurchased	-	(182,382,160)	(182,382,160)
Shares, end of year	1,906,671,492	(712,754,875)	1,193,916,617
Year Ended December 31, 2016
Shares, beginning of year	1,906,671,492	(712,754,875)	1,193,916,617
Shares issued	-	2,069,110	2,069,110
Shares repurchased	-	(200,649,886)	(200,649,886)
Shares, end of year	1,906,671,492	(911,335,651)	995,335,841
Year Ended December 31, 2017
Shares, beginning of year	1,906,671,492	(911,335,651)	995,335,841
Shares issued	-	3,386,462	3,386,462
Shares repurchased	-	(99,677,646)	(99,677,646)
Shares, end of year	1,906,671,492	(1,007,626,835)	899,044,657

270                              AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  17. Equity

Dividends

Dividends are payable on AIG Common Stock only when, as and if declared by our Board of Directors in its discretion, from funds legally available for this purpose. In considering whether to pay a dividend on or purchase shares of AIG Common Stock, our Board of Directors considers a number of factors, including, but not limited to: the capital resources available to support our insurance operations and business strategies, AIG’s funding capacity and capital resources in comparison to internal benchmarks, expectations for capital generation, rating agency expectations for capital, regulatory standards for capital and capital distributions, and such other factors as our Board of Directors may deem relevant.

The following table presents record date, payment date and dividends paid per share on AIG Common Stock:

		Dividends Paid
Record Date	Payment Date	Per Share
December 8, 2017	December 22, 2017	$0.32
September 15, 2017	September 29, 2017	0.32
June 14, 2017	June 28, 2017	0.32
March 15, 2017	March 29, 2017	0.32

December 8, 2016	December 22, 2016	0.32
September 15, 2016	September 29, 2016	0.32
June 13, 2016	June 27, 2016	0.32
March 14, 2016	March 28, 2016	0.32

December 7, 2015	December 21, 2015	0.28
September 14, 2015	September 28, 2015	0.28
June 11, 2015	June 25, 2015	0.125
March 12, 2015	March 26, 2015	0.125

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock and warrants to purchase shares of AIG Common Stock:

Years Ended December 31,
(in millions)	2017	2016	2015	(a)
Aggregate repurchases of common stock	$6,275	$11,460	$10,691
Total number of common shares repurchased	100	201	182
Aggregate repurchases of warrants	$3	$309	$-
Total number of warrants repurchased(b)	-	17	-

(a)  The total number of shares of AIG Common Stock repurchased in 2015 includes (but the aggregate purchase price does not include) approximately 3.5 million shares of AIG Common Stock received in January 2015 upon the settlement of an accelerated stock repurchase (ASR) agreement executed in the fourth quarter of 2014.

(b)  In 2017, we repurchased 185,000 warrants to purchase shares of AIG Common Stock.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors authorized an additional increase of $2.5 billion to its previous share repurchase authorization.  As of December 31, 2017, approximately $2.3 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

The timing of any future repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

AIG | 2017 Form 10-K                          271

ITEM 8 |  Notes to Consolidated Financial Statements |  17. Equity

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation
	(Depreciation) of Fixed	Unrealized
	Maturity Securities	Appreciation	Foreign	Retirement
	on Which Other-Than-	(Depreciation)	Currency	Plan
	Temporary Credit	of All Other	Translation	Liabilities
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Total
Balance, January 1, 2015, net of tax	$1,043	$12,327	$(1,784)	$(969)	$10,617
Change in unrealized
depreciation of investments	(488)	(10,519)	-	-	(11,007)
Change in deferred policy
acquisition costs adjustment and other	(146)	1,265	-	-	1,119
Change in future policy benefits	92	1,112	-	-	1,204
Change in foreign currency
translation adjustments	-	-	(1,129)	-	(1,129)
Change in net actuarial gain	-	-	-	413	413
Change in prior service credit	-	-	-	(239)	(239)
Change in deferred tax asset (liability)	195	1,380	29	(51)	1,553
Total other comprehensive income (loss)	(347)	(6,762)	(1,100)	123	(8,086)
Noncontrolling interests	-	(1)	(5)	-	(6)
Balance, December 31, 2015, net of tax	$696	$5,566	$(2,879)	$(846)	$2,537
Change in unrealized
appreciation (depreciation) of investments	(326)	931	-	-	605
Change in deferred policy
acquisition costs adjustment and other	(19)	286	-	-	267
Change in future policy benefits	-	(676)	-	-	(676)
Change in foreign currency
translation adjustments	-	-	93	-	93
Change in net actuarial loss	-	-	-	(151)	(151)
Change in prior service credit	-	-	-	(22)	(22)
Change in deferred tax asset	75	298	157	47	577
Total other comprehensive income (loss)	(270)	839	250	(126)	693
Noncontrolling interests	-	-	-	-	-
Balance, December 31, 2016, net of tax	$426	$6,405	$(2,629)	$(972)	$3,230
Change in unrealized
appreciation of investments	394	3,668	-	-	4,062
Change in deferred policy
acquisition costs adjustment and other	23	(1,282)	-	-	(1,259)
Change in future policy benefits	-	(1,102)	-	-	(1,102)
Change in foreign currency
translation adjustments	-	-	547	-	547
Change in net actuarial gain	-	-	-	110	110
Change in prior service cost	-	-	-	9	9
Change in deferred tax asset (liability)	(50)	4	(8)	(78)	(132)
Total other comprehensive income	367	1,288	539	41	2,235
Noncontrolling interests	-	-	-	-	-
Balance, December 31, 2017, net of tax	$793	$7,693	$(2,090)	$(931)	$5,465

272                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  17. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2017, 2016 and 2015:

	Unrealized Appreciation
	(Depreciation) of Fixed	Unrealized
	Maturity Securities	Appreciation	Foreign	Retirement
	on Which Other-	(Depreciation)	Currency	Plan
	Than-Temporary Credit	of All Other	Translation	Liabilities
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Total
December 31, 2015
Unrealized change arising during period	$(471)	$(7,068)	$(1,129)	$285	$(8,383)
Less: Reclassification adjustments
included in net income	71	1,074	-	111	1,256
Total other comprehensive income (loss),
before income tax expense (benefit)	(542)	(8,142)	(1,129)	174	(9,639)
Less: Income tax expense (benefit)	(195)	(1,380)	(29)	51	(1,553)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(347)	$(6,762)	$(1,100)	$123	$(8,086)

December 31, 2016
Unrealized change arising during period	$(222)	$1,769	$93	$(344)	$1,296
Less: Reclassification adjustments
included in net income	123	1,228	-	(171)	1,180
Total other comprehensive income (loss),
before income tax expense (benefit)	(345)	541	93	(173)	116
Less: Income tax benefit	(75)	(298)	(157)	(47)	(577)
Total other comprehensive income (loss),
net of income tax benefit	$(270)	$839	$250	$(126)	$693

December 31, 2017
Unrealized change arising during period	$467	$2,052	$547	$24	$3,090
Less: Reclassification adjustments
included in net income	50	768	-	(95)	723
Total other comprehensive income,
before income tax expense	417	1,284	547	119	2,367
Less: Income tax expense (benefit)	50	(4)	8	78	132
Total other comprehensive income,
net of income tax expense (benefit)	$367	$1,288	$539	$41	$2,235

AIG | 2017 Form 10-K                          273

ITEM 8 |  Notes to Consolidated Financial Statements |  17. Equity

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Consolidated Statements of Income:

	Amount Reclassified
	from Accumulated Other
Years Ended December 31,	Comprehensive Income			Affected Line Item in the
(in millions)	2017	2016	2015	Consolidated Statements of Income
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$50	$123	$71	Other realized capital gains
Total	50	123	71
Unrealized appreciation (depreciation) of all other investments
Investments	463	935	1,054	Other realized capital gains
Deferred acquisition costs adjustment	305	293	3	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	17	Policyholder benefits and losses incurred
Total	768	1,228	1,074
Change in retirement plan liabilities adjustment
Prior-service credit	5	15	214	*
Actuarial losses	(100)	(186)	(103)	*
Total	(95)	(171)	111
Total reclassifications for the period	$723	$1,180	$1,256

*   These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 21 to the Consolidated Financial Statements.

274                             AIG | 2017 Form 10-K

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

The following table presents the computation of basic and diluted EPS:

Years Ended December 31,
(dollars in millions, except per share data)	2017	2016	2015
Numerator for EPS:
Income (loss) from continuing operations	$(6,060)	$(259)	$2,222
Less: Net income from continuing operations attributable to noncontrolling interests	28	500	26
Income (loss) attributable to AIG common shareholders from continuing operations	(6,088)	(759)	2,196
Income (loss) from discontinued operations, net of income tax expense	4	(90)	-
Net income (loss) attributable to AIG common shareholders	$(6,084)	$(849)	$2,196
Denominator for EPS:
Weighted average shares outstanding — basic	930,561,286	1,091,085,131	1,299,825,350
Dilutive shares	-	-	34,639,533
Weighted average shares outstanding — diluted(a)(b)	930,561,286	1,091,085,131	1,334,464,883
Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$(6.54)	$(0.70)	$1.69
Income from discontinued operations	$-	$(0.08)	$-
Income (loss) attributable to AIG	$(6.54)	$(0.78)	$1.69
Diluted:
Income (loss) from continuing operations	$(6.54)	$(0.70)	$1.65
Income from discontinued operations	$-	$(0.08)	$-
Income (loss) attributable to AIG	$(6.54)	$(0.78)	$1.65

(a)  Shares in the diluted EPS calculation represent basic shares for 2017 and 2016 due to the net losses in those periods. The shares excluded from the calculation were 22,412,682 shares and 30,326,772 shares for the years ended December 31, 2017 and 2016, respectively.

(b)  Dilutive shares included our share-based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011.  The number of shares excluded from diluted shares outstanding were 1.7 million, 0.2 million and 0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

AIG | 2017 Form 10-K                          275

ITEM 8 |  Notes to Consolidated Financial Statements |  19. Statutory Financial Data and Restrictions

19. Statutory Financial Data and Restrictions

The following table presents statutory net income (loss) and capital and surplus for our General Insurance companies and our Life and Retirement companies in accordance with statutory accounting practices:

(in millions)	2017	2016	2015
Years Ended December 31,
Statutory net income (loss)(a)(b)(c):
General Insurance companies:
Domestic(c)	$(622)	$260	$1,444
Foreign	(333)	(1,326)	594
Total General Insurance companies	$(955)	$(1,066)	$2,038
Life and Retirement companies:
Domestic	$932	$2,252	$2,200
Foreign	21	47	(5)
Total Life and Retirement companies	$953	$2,299	$2,195
At December 31,
Statutory capital and surplus(a)(b)(c):
General Insurance companies:
Domestic(c)	$21,514	$21,665
Foreign	11,695	12,587
Total General Insurance companies	$33,209	$34,252
Life and Retirement companies:
Domestic	$11,872	$12,314
Foreign	446	490
Total Life and Retirement companies	$12,318	$12,804
Aggregate minimum required statutory capital and surplus:
General Insurance companies:
Domestic	$5,307	$5,183
Foreign	6,166	7,257
Total General Insurance companies	$11,473	$12,440
Life and Retirement companies:
Domestic	$3,148	$3,088
Foreign	121	234
Total Life and Retirement companies	$3,269	$3,322

(a)            Excludes discontinued operations and other divested businesses. Statutory capital and surplus and net income (loss) with respect to foreign operations are as of November 30.

(b)            In aggregate, the 2016 General Insurance companies and Life and Retirement companies statutory net income increased by $479 million and the 2016 General Insurance companies and Life and Retirement companies statutory capital and surplus decreased by $305 million, compared to the amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016, due to finalization of statutory filings.

(c)            General Insurance companies recognized $200 million of capital contributions from AIG Parent in their statutory financial statements as of December 31, 2016 related to the reserve strengthening in the fourth quarter. This capital contribution was received in February 2017.

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

For domestic insurance subsidiaries, aggregate minimum required statutory capital and surplus is based on the greater of the RBC level that would trigger regulatory action or minimum requirements per state insurance regulation. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the U.S., and can vary significantly by jurisdiction. At both December 31, 2017 and 2016, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.

276                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  19. Statutory Financial Data and Restrictions

At December 31, 2017 and 2016, our domestic insurance subsidiaries used the following permitted practices that resulted in reported statutory surplus or risk-based capital that is significantly different from the statutory surplus or risk based capital that would have been reported had NAIC statutory accounting practices or the prescribed regulatory accounting practices of their respective state regulator been followed in all respects:

•     In 2015, a domestic life insurance subsidiary domiciled in Texas adopted a permitted statutory accounting practice to report derivatives used to hedge interest rate risk on product-related embedded derivatives at amortized cost instead of fair value. In 2017, the permitted practice was expanded to include additional derivative instruments utilized for the same purpose and to also include an additional domestic life insurance subsidiary domiciled in Texas. This permitted practice resulted in an increase in the statutory surplus of our subsidiaries of $407 million and $645 million at December 31, 2017 and 2016, respectively.

•     In 2016, certain domestic property and casualty subsidiaries domiciled in New York, Pennsylvania and Delaware applied a permitted practice to present the inception date effects of the 2017 adverse loss development cover in their 2016 statutory-basis financial statements.  This permitted practice resulted in an increase in the subsidiaries’ aggregate surplus as of December 31, 2016 of $1.1 billion.

•     As described in Note 13, our domestic property and casualty insurance subsidiaries domiciled in New York, Pennsylvania and Delaware discount non-tabular workers’ compensation reserves based on applicable prescribed or approved regulations, or in the case of our Delaware subsidiary, based on a permitted practice.  This practice did not have a material impact on our statutory surplus, statutory net income (loss) or risk-based capital.

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

For additional information regarding these letters of credit see Note 8.

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

Largely as a result of these restrictions, approximately $44.8 billion of the statutory capital and surplus of our consolidated insurance subsidiaries were restricted from transfer to AIG Parent without prior approval of state insurance regulators at December 31, 2017.

To our knowledge, no AIG insurance company is currently on any regulatory or similar “watch list” with regard to solvency.

AIG | 2017 Form 10-K                          277

ITEM 8 |  Notes to Consolidated Financial Statements |  19. Statutory Financial Data and Restrictions

Parent Company Dividend Restrictions

At December 31, 2017, our ability to pay dividends is not subject to any significant contractual restrictions, but remains subject to regulatory restrictions.

For additional information about our ability to pay dividends to our shareholders see Note 17 herein.

20. Share-Based Compensation Plans

The following table presents our total share‑based compensation expense:

Years Ended December 31,
(in millions)	2017	2016	2015
Share-based compensation expense - pre-tax*	$353	$237	$365
Share-based compensation expense - after tax	229	154	237

*    We recognized $141 million, $105 million and $147 million for immediately vested stock-settled awards issued to retirement eligible employees in 2017, 2016 and 2015, respectively. We also recognized $40 million of excess tax benefits due to share settlements occurring in 2017.

Employee Plans

The Company sponsors several Long Term Incentive (LTI) programs under the AIG 2013 Long Term Incentive Plan and its successor plan, the AIG Long Term Incentive Plan (each as applicable, the LTIP), which are governed by the AIG 2013 Omnibus Incentive Plan (Omnibus Plan). The Omnibus Plan replaced the AIG 2010 Stock Incentive Plan (2010 Plan) as of May 15, 2013 but does not affect the terms and conditions of any award issued under the 2010 Plan.  The Omnibus Plan is currently the only plan under which share-settled awards can be made.  Our share-settled awards are settled with previously acquired shares held in AIG’s treasury.

AIG 2013 Omnibus Incentive Plan

The Omnibus Plan was adopted at the 2013 Annual Meeting of Shareholders and provides for the grants of share-based awards to our employees and non-employee directors.  The total number of shares that may be granted under the Omnibus Plan (the reserve) is the sum of 1) 45 million shares of AIG Common Stock, plus 2) the number of authorized shares that remained available for issuance under the 2010 Plan when the Omnibus Plan became effective, plus 3) the number of shares of AIG Common Stock relating to outstanding awards under the 2010 Plan at the time the Omnibus Plan became effective that subsequently are forfeited, expired, terminated or otherwise lapse or are settled in cash.  Each share-based unit granted under the Omnibus Plan reduces the number of shares available for future grants by one share.  However, shares with respect to awards that are forfeited, expired or settled for cash, and shares withheld for taxes on awards (other than options and stock appreciation rights awards) are returned to the reserve.

During 2017, performance share units (PSUs), restricted stock units (RSUs), stock options and deferred stock units (DSUs) (collectively, units) were granted under the Omnibus Plan and 42,780,716 shares are available for future grants as of December 31, 2017.  Units are issued to employees as part of our long-term incentive program, generally in March of any given year, and are also issued for off-cycle grants, which are made from time to time during the year generally as sign-on awards to new hires or as a result of a change in employee status.

AIG 2010 Stock Incentive Plan

The 2010 Plan was adopted at the 2010 Annual Meeting of Shareholders.  The total number of shares of AIG Common Stock that could be granted under the 2010 Plan was 60 million.  During 2013, we granted PSUs, DSUs and RSUs under the 2010 Plan.  Each PSU, DSU and RSU awarded reduced the number of shares available for future grants by one share.  Subsequent to the adoption of the Omnibus Plan in May 2013, no additional grants were made under the 2010 Plan.

AIG Long Term Incentive Plan

LTI Awards

The LTIP provides for an annual award to certain employees, including our senior executive officers and other highly compensated employees. In 2017, each award recipient was granted PSUs and/or RSUs, and in 2013 through 2016, each award recipient was granted PSUs.

278                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  20. Share-Based Compensation Plans

The number of PSUs issued on the grant date (the target) provides the opportunity for the LTIP participant to receive shares of AIG Common Stock based on AIG achieving specified performance goals at the end of a three-year performance period.  These performance goals are pre-established by AIG’s Compensation and Management Resources Committee (CMRC) for each annual grant and may differ from year to year. The actual number of PSUs earned can vary from zero to 200 percent of the target for the 2017 awards, or zero to 150 percent of the target for the 2013 through 2016 awards, depending on AIG’s performance relative to a specified peer group. RSUs are earned based on continued service by the participant. For the 2017 awards, vesting occurs on January 1 of the year immediately following the end of the three-year performance period. For awards granted prior to 2017, vesting occurs in three equal installments beginning on January 1 of the year immediately following the end of a performance period and January 1 of each of the next two years.  Recipients must be employed at each vesting date to be entitled to share delivery, except upon the occurrence of an accelerated vesting event, such as an involuntary termination without cause, disability, retirement eligibility or death during the vesting period.

LTI awards granted in 2015 and thereafter accrue dividend equivalent units (DEUs) in the form of additional PSUs and/or RSUs whenever a cash dividend is declared on shares of AIG Common Stock; the DEUs are subject to the same vesting terms and conditions as the underlying unit.

Unit Valuation

The value of each award is based on the nature of the performance goals and the price per unit is fixed as of the grant date. PSUs granted in 2017 and 2016 are measured based on AIG’s relative total shareholder return (TSR). PSUs granted in 2015 and 2014 are measured based on AIG’s relative TSR and credit default swap (CDS) spread, weighted 75 percent and 25 percent, respectively. PSUs granted in 2013 are measured based on AIG’s relative TSR and relative growth in tangible book value per common share (TBVPS) (excluding accumulated other comprehensive income) weighted 50 percent each.

The fair value of RSUs as well as PSUs earned based on AIG’s CDS spreads and relative TBVPS was based on the closing price of AIG Common Stock on the grant date. However, PSUs granted in 2014 and 2013 that vest based on these goals were discounted by the present value of estimated dividends to be paid during the respective vesting periods as these awards do not accrue dividends or DEUs.  The fair value of PSUs to be earned based on AIG’s relative TSR was determined on the grant date using a Monte Carlo simulation.

The following table presents the assumptions used to estimate the fair value of PSUs that vest based on AIG’s TSR:

	2017	2016	2015
Expected dividend yield(a)	2.37%	2.17%	1.78%
Expected volatility(b)	17.58%	24.55%	22.71%
Risk-free interest rate(c)	2.00%	1.30%	1.01%

(a)  The dividend yield is the projected annualized AIG dividend yield estimated by Bloomberg Professional service as of the valuation date.

(b)  The expected volatility is based on the historical volatility of the stock price for the 360 most recent trading days prior to the valuation date estimated by Bloomberg Professional service.

(c)  The risk-free interest rate is the continuously compounded interest rate for the term between the valuation date and the end of the performance period that is assumed to be constant and equal to the interpolated value between the closest data points on the U.S. dollar LIBOR-swap curve as of the valuation date.

Modification of LTI awards

During the fourth quarter of 2017, the Company modified certain outstanding LTI awards by concurrently issuing service-based RSUs and canceling some previously granted PSUs.  The change applied to most recipients who participate in the 2015, 2016 and 2017 LTI awards, excluding certain of the Company’s most senior executives.  In addition, the Company also issued supplemental RSU grants to certain active employees, which vest in installments over a period of up to three years.  We incurred incremental compensation expense of $142 million as a result of these actions. We recognized $71 million in 2017 and the remainder will be recognized through December 2020.

AIG | 2017 Form 10-K                          279

ITEM 8 |  Notes to Consolidated Financial Statements |  20. Share-Based Compensation Plans

The following table summarizes outstanding share-settled LTI awards(a):

						Weighted Average
As of or for the Year	Number of Units					Grant-Date Fair Value
Ended December 31, 2017(b)	2017 LTI	2016 LTI	2015 LTI	2014 LTI	2013 LTI	2017 LTI	2016 LTI	2015 LTI	2014 LTI	2013 LTI
Unvested, beginning of year	-	2,588,598	2,176,555	1,732,616	1,581,904	$-	$51.12	$55.52	$48.88	$38.03
Granted	3,996,978	2,806	-	122,378	-	64.83	36.49	-	48.57	-
Vested(c)	(971,945)	(182,938)	(201,256)	(957,045)	(968,930)	64.09	60.29	59.04	48.89	37.98
Forfeited	(84,987)	(138,263)	(121,456)	(74,638)	(36,764)	65.24	51.10	55.01	49.02	39.14
Unvested, at modification date	2,940,046	2,270,203	1,853,843	823,311	576,210	$65.07	$50.37	$55.17	$48.81	$38.04
Cancelled at modification date	(1,082,417)	(2,951,417)	(2,229,873)	-	-	67.47	52.00	54.56	-	-
Granted at modification date	1,082,417	2,646,866	2,094,629	-	-	62.13	62.13	62.13	-	-
Sub-total, net impact of modification	-	(304,551)	(135,244)	-	-	-	55.01	56.33	-	-
Vested - post-modification(c)	(766,931)	(495,222)	(424,788)	-	-	64.01	62.13	61.82	-	-
Forfeited - post-modification	-	(2,685)	(2,023)	-	-	-	62.13	62.13	-	-
Unvested, end of year(d)	2,173,115	1,467,745	1,291,788	823,311	576,210	$62.78	$60.90	$60.02	$48.81	$38.04

(a) Excludes stock options and DSUs, which are discussed under Stock Options and Non-Employee Plan, respectively.

(b)  Except for the 2013 and 2014 LTI award, PSUs represent target amount granted, and does not reflect potential increases or decreases that could result from the final outcome of the performance goals for the respective awards, which is determined in the quarter after the applicable performance period ends.

(c)  Also reflects units that vest as a result of an accelerated vesting event that occurred prior to the specified vesting date.

(d)  At December 31, 2017, the total unrecognized compensation cost for outstanding LTI awards was $237 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 1.02 years and 3 years.

Stock Option Awards

The Company issued 2.5 million stock options to two senior executives who joined the Company in 2017. The options vest in installments based on a combination of service requirements of up to three years and/or AIG stock price achieving specified hurdles, and will expire in 2024. The fair value of the options were estimated on the grant date using the Black Scholes model for the time-vesting options, and a Monte Carlo simulation for the hurdle-vesting options using the assumptions noted in the following table.

The following weighted-average assumptions were used for stock options granted:

	2017
Expected annual dividend yield(a)	2.03%
Expected volatility(b)	20.96%
Risk-free interest rate(c)	1.94%
Expected term(d)	4.5	years

(a)            The dividend yield is based on the current quarterly dividend payment of $0.32 and the Valuation Date stock price.

(b)            The expected volatility is the 1080-day implied volatility as seen in the open marketplace on the Valuation Date.

(c)            The risk-free interest rate range is 1.76 percent to 2.14 percent.

(d)            The contractual term of the option is 7 years from the grant date.

The following table provides a rollforward of stock option activity:

			Weighted Average	Aggregate
As of or for the Year		Weighted Average	Remaining	Intrinsic Values
Ended December 31, 2017	Units	Exercise Price	Contractual Life	(in millions)

Outstanding, beginning of year	-	$-
Granted	2,500,000	62.90
Exercised	-	-
Forfeited or expired	-	-
Outstanding, end of year	2,500,000	$62.90	6.48	$-
Exercisable, end of year	-	$-	-	$-

280                              AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  20. Share-Based Compensation Plans

The weighted average grant-date fair value of stock options granted during 2017 was $10.54.  As of December 31, 2017, we recognized $7.3 million of expense, while $19 million was unrecognized and is expected to be amortized up to 2.75 years.

Non-Employee Plan

Our non-employee directors, who serve on our Board of Directors, receive share-based compensation in the form of fully vested DSUs with delivery deferred until retirement from the Board.  DSUs granted in 2017, 2016 and 2015 accrue DEUs equal to the amount of any regular quarterly dividend that would have been paid by AIG if the shares of AIG Common Stock underlying the DSUs had been outstanding.  In 2017, 2016 and 2015, we granted to non-employee directors 32,067, 41,974 and 32,342 DSUs, respectively, under the 2013 Plan, and recognized expense of $2.0 million, $2.4 million and $1.9 million, respectively.

21. Employee Benefits

Pension Plans

We offer various defined benefit plans to eligible employees.

The U.S. AIG Retirement Plan (the qualified plan) is a noncontributory defined benefit plan that is subject to the provisions of ERISA. U.S. salaried employees who are employed by a participating company on or before December 1, 2014 and who have completed 12 months of continuous service are eligible to participate in the plan. Effective April 1, 2012, the qualified plan was converted to a cash balance formula comprised of pay credits based on six percent of a plan participant’s annual compensation (subject to IRS limitations) and annual interest credits. Employees can take their vested benefits when they leave AIG as a lump sum or an annuity option after completing at least three years of service.  Employees satisfying certain age and service requirements (i.e., grandfathered employees) remain covered under the average pay formula that was in effect prior to the conversion to the cash balance formula.  The final average pay formula is based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years.  Grandfathered employees will receive the higher of the benefit under the cash balance formula or the final average pay formula at retirement.  Non-U.S. defined benefit plans generally are either based on the employee’s years of credited service and compensation in the years preceding retirement or on points accumulated based on the employee’s job grade and other factors during each year of service.

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

AIG | 2017 Form 10-K                          281

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

As of or for the Years Ended	Pension				Postretirement
December 31,	U.S. Plans*		Non-U.S. Plans*		U.S. Plans		Non-U.S. Plans
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Change in projected benefit obligation:
Benefit obligation, beginning of year	$4,948	$5,324	$1,246	$1,146	$196	$208	$80	$75
Service cost	11	19	29	31	2	2	3	3
Interest cost	166	181	16	21	6	7	3	3
Actuarial (gain) loss	372	118	(29)	98	-	(2)	(2)	-
Benefits paid:
AIG assets	(19)	(24)	(10)	(12)	(13)	(14)	(1)	(1)
Plan assets	(161)	(332)	(26)	(35)	-	-	-	-
Plan amendment	-	-	-	1	-	-	(6)	-
Curtailments	-	-	(7)	(2)	-	(1)	-	-
Settlements	(226)	(338)	(12)	(16)	-	-	-	-
Foreign exchange effect	-	-	37	19	-	-	1	-
Other	-	-	(42)	(5)	(1)	(4)	(15)	-
Projected benefit obligation, end of year	$5,091	$4,948	$1,202	$1,246	$190	$196	$63	$80
Change in plan assets:
Fair value of plan assets, beginning
of year	$3,843	$4,359	$803	$773	$-	$-	$-	$-
Actual return on plan assets, net of expenses	584	154	67	19	-	-	-	-
AIG contributions	329	24	60	71	13	14	1	1
Benefits paid:
AIG assets	(19)	(24)	(10)	(12)	(13)	(14)	(1)	(1)
Plan assets	(161)	(332)	(26)	(35)	-	-	-	-
Settlements	(226)	(338)	(12)	(16)	-	-	-	-
Foreign exchange effect	-	-	19	6	-	-	-	-
Dispositions	-	-	-	(4)	-	-	-	-
Other	-	-	(26)	1	-	-	-	-
Fair value of plan assets, end of year	$4,350	$3,843	$875	$803	$-	$-	$-	$-
Funded status, end of year	$(741)	$(1,105)	$(327)	$(443)	$(190)	$(196)	$(63)	$(80)
Amounts recognized in the balance
sheet:
Assets	$-	$-	$68	$53	$-	$-	$-	$-
Liabilities	(741)	(1,105)	(395)	(496)	(190)	(196)	(63)	(80)
Total amounts recognized	$(741)	$(1,105)	$(327)	$(443)	$(190)	$(196)	$(63)	$(80)
Pre-tax amounts recognized in Accumulated
other comprehensive income:
Net gain (loss)	$(1,373)	$(1,405)	$(170)	$(251)	$17	$17	$(11)	$(15)
Prior service (cost) credit	-	-	(22)	(28)	1	2	5	-
Total amounts recognized	$(1,373)	$(1,405)	$(192)	$(279)	$18	$19	$(6)	$(15)

*    Includes non-qualified unfunded plans of which the aggregate projected benefit obligation was $272 million and $278 million for the U.S. at December 31, 2017 and 2016, respectively, and $211 million and $199 million for the non-U.S at December 31, 2017 and 2016, respectively.

282                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

The following table presents the accumulated benefit obligations for U.S. and non-U.S. pension benefit plans:

At December 31,
(in millions)	2017	2016
U.S. pension benefit plans	$5,091	$4,948
Non-U.S. pension benefit plans	$1,188	$1,215

Defined benefit plan obligations in which the projected benefit obligation was in excess of the related plan assets and the accumulated benefit obligation was in excess of the related plan assets were as follows:

At December 31,	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Projected benefit obligation	$5,091	$4,948	$1,054	$1,121	$5,091	$4,948	$991	$1,029
Accumulated benefit obligation	5,091	4,948	979	1,016	5,091	4,948	979	1,009
Fair value of plan assets	4,350	3,843	596	545	4,350	3,843	596	536

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

Years Ended December 31,	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
(in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Components of net periodic benefit
cost:
Service cost*	$11	$19	$192	$29	$31	$43	$2	$2	$5	$3	$3	$3
Interest cost	166	181	220	16	21	25	6	7	8	3	3	3
Expected return on assets	(266)	(292)	(295)	(24)	(26)	(25)	-	-	-	-	-	-
Amortization of prior service credit	-	-	(22)	-	-	(2)	(1)	(12)	(11)	(1)	-	(1)
Amortization of net (gain) loss	26	25	92	12	7	9	(1)	(1)	-	1	1	-
Net periodic benefit cost (credit)	(63)	(67)	187	33	33	50	6	(4)	2	6	7	5
Curtailment gain	-	-	(179)	(6)	(6)	(1)	-	(1)	-	(2)	-	-
Settlement loss	60	149	-	1	2	1	-	-	-	-	-	-
Net benefit cost (credit)	$(3)	$82	$8	$28	$29	$50	$6	$(5)	$2	$4	$7	$5
Total recognized in Accumulated other
comprehensive income (loss)	$32	$(82)	$143	$87	$(101)	$38	$(2)	$(7)	$12	$9	$1	$(9)
Total recognized in net periodic benefit
cost and other comprehensive
income (loss)	$35	$(164)	$135	$59	$(130)	$(12)	$(8)	$(2)	$10	$5	$(6)	$(14)

*   Reflects administrative fees for the U.S. pension plans.

AIG | 2017 Form 10-K                           283

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

The estimated net loss and prior service cost that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $35 million and $2 million, respectively, for our combined defined benefit pension plans. For the defined benefit postretirement plans, the estimated amortization from Accumulated other comprehensive income for net loss and prior service credit that will be amortized into net periodic benefit cost over the next fiscal year is a $3 million credit in the aggregate.

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

A 100 basis point increase in the discount rate or expected long-term rate of return would decrease the 2018 pension expense by approximately $4 million and $51 million, respectively, with all other items remaining the same. Conversely, a 100 basis point decrease in the discount rate or expected long-term rate of return would increase the 2018 pension expense by approximately $23 million and $51 million, respectively, with all other items remaining the same.

Assumptions

The following table summarizes the weighted average assumptions used to determine the benefit obligations:

	Pension			Postretirement
	U.S. Plans		Non-U.S. Plans(a)	U.S. Plans	Non-U.S. Plans(a)
December 31, 2017
Discount rate	3.61%		1.60%	3.53%	3.59%
Rate of compensation increase	N/A	(b)	2.27%	N/A	3.00%
December 31, 2016
Discount rate	4.14%		1.50%	4.02%	3.95%
Rate of compensation increase	N/A	(b)	2.50%	N/A	3.38%

(a)  The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

(b)  Compensation increases are no longer applicable due to the plan freeze that became effective January 1, 2016.

The following table summarizes assumed health care cost trend rates for the U.S. plans:

At December 31,	2017	2016
Following year:
Medical (before age 65)	6.12%	6.31%
Medical (age 65 and older)	5.00%	5.00%
Ultimate rate to which cost increase is assumed to decline	4.50%	4.50%
Year in which the ultimate trend rate is reached:
Medical (before age 65)	2038	2038
Medical (age 65 and older)	2038	2038

A one percent point change in the assumed healthcare cost trend rate would have the following effect on our postretirement benefit obligations:

	One Percent		One Percent
At December 31,	Increase		Decrease
(in millions)	2017	2016	2017	2016
U.S. plans	$4	$4	$(4)	$(3)
Non-U.S. plans	$14	$19	$(10)	$(14)

Our postretirement plans provide benefits primarily in the form of defined employer contributions rather than defined employer benefits. Changes in the assumed healthcare cost trend rate have a minimal impact for U.S. plans because for post-1992 retirees, benefits are fixed dollar amounts based on service at retirement. Our non-U.S. postretirement plans are not subject to caps.

284                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

	Pension		Postretirement
	U.S. Plans	Non-U.S. Plans*	U.S. Plans	Non-U.S. Plans*
For the Year Ended December 31, 2017
Discount rate	4.15%	1.50%	4.01%	3.95%
Rate of compensation increase	N/A	2.50%	N/A	3.38%
Expected return on assets	7.00%	2.92%	N/A	N/A
For the Year Ended December 31, 2016
Discount rate	4.33%	2.17%	4.21%	4.09%
Rate of compensation increase	N/A	2.64%	N/A	3.43%
Expected return on assets	7.00%	3.28%	N/A	N/A
For the Year Ended December 31, 2015
Discount rate	3.94%	2.33%	3.77%	4.04%
Rate of compensation increase	3.40%	2.89%	N/A	3.29%
Expected return on assets	7.25%	3.33%	N/A	N/A

*    The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of the subsidiaries providing such benefits.

Discount Rate Methodology

The projected benefit cash flows under the U.S. AIG Retirement Plan were discounted using the spot rates derived from the Mercer U.S. Pension Discount Yield Curve at December 31, 2017 and 2016, which resulted in a single discount rate that would produce the same liability at the respective measurement dates. The discount rates were 3.61 percent at December 31, 2017 and 4.15 percent at December 31, 2016. The methodology was consistently applied for the respective years in determining the discount rates for the other U.S. pension plans.

In general, the discount rates for the non-U.S. plans were developed using a similar methodology to the U.S. AIG Retirement plan, by using country-specific Mercer Yield Curves.

The projected benefit obligation for AIG’s Japan pension plans represents approximately 50 percent and 54 percent of the total projected benefit obligations for our non-U.S. pension plans at December 31, 2017 and 2016, respectively. The weighted average discount rate of 0.66 percent and 0.47 percent at December 31, 2017 and 2016, respectively, was selected by reference to the Mercer Yield Curve for Japan.

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

There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2017 or 2016.

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

AIG | 2017 Form 10-K                           285

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

The following table presents the asset allocation percentage by major asset class for the U.S. qualified plan and the target allocation for 2017 based on the plan’s funded status at December 31, 2017:

	Target	Actual	Actual
At December 31,	2018	2017	2016
Asset class:
Equity securities	46%	45%	43%
Fixed maturity securities	44%	36%	36%
Other investments	10%	19%	21%
Total	100%	100%	100%

The expected long-term rate of return for the plan was 7.0 percent for both 2017 and 2016. The expected rate of return is an aggregation of expected returns within each asset class category, weighted for the investment mix of the assets. The combination of the expected asset return and any contributions made by us are expected to maintain the plan’s ability to meet all required benefit obligations. The expected asset return for each asset class was developed based on an approach that considers key fundamental drivers of the asset class returns in addition to historical returns, current market conditions, asset volatility and the expectations for future market returns.

Non-U.S. Pension Plans

The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed maturity securities to maximize the long-term return on assets for a given level of risk.

The following table presents the asset allocation percentage by major asset class for non-U.S. pension plans and the target allocation:

	Target	Actual	Actual
At December 31,	2018	2017	2016
Asset class:
Equity securities	30%	49%	44%
Fixed maturity securities	52%	32%	36%
Other investments	17%	13%	14%
Cash and cash equivalents	1%	6%	6%
Total	100%	100%	100%

The assets of AIG’s Japan pension plans represent approximately 56 percent of total non-U.S. assets at December 31 for both 2017 and 2016. The expected long term rate of return was 2.43 percent and 2.61 percent, for 2017 and 2016, respectively, and is evaluated by the Japanese Pension Investment Committee on a quarterly and annual basis along with various investment managers, and is revised to achieve the optimal allocation to meet targeted funding levels if necessary. In addition, the funding policy is revised in accordance with local regulation every five years.

The expected weighted average long-term rate of return for all our non-U.S. pension plans was 2.92 percent and 3.28 percent for the years ended December 31, 2017 and 2016, respectively. It is an aggregation of expected returns within each asset class that was generally developed based on the building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns.

286                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

Assets Measured at Fair Value

The following table presents information about our plan assets and indicates the level of the fair value measurement based on the observability of the inputs used.  The inputs and methodology used in determining the fair value of these assets are consistent with those used to measure our assets as discussed in Note 5 herein.

	U.S. Plans				Non-U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
At December 31, 2017
Assets:
Cash and cash equivalents	$397	$-	$-	$397	$51	$-	$-	$51
Equity securities:
U.S.(a)	1,300	-	-	1,300	-	-	-	-
International(b)	265	-	-	265	362	64	-	426
Fixed maturity securities:
U.S. investment grade(c)	-	1,006	12	1,018	-	-	-	-
International investment grade(c)	-	204	-	204	-	97	-	97
U.S. and international high yield(d)	-	212	-	212	-	171	-	171
Mortgage and other asset-backed
securities(e)	-	142	-	142	-	-	-	-
Other fixed maturity securities	-	-	-	-	-	16	-	16
Other investment types(g):
Direct private equity(f)	-	-	15	15	-	-	-	-
Insurance contracts	-	20	-	20	-	-	113	113
Total	$1,962	$1,584	$27	$3,573	$413	$348	$113	$874
At December 31, 2016
Assets:
Cash and cash equivalents	$228	$-	$-	$228	$50	$-	$-	$50
Equity securities:
U.S.(a)	838	1	-	839	-	-	-	-
International(b)	377	-	-	377	298	58	-	356
Fixed maturity securities:
U.S. investment grade(c)	-	1,174	2	1,176	-	-	-	-
International investment grade(c)	-	-	-	-	-	90	-	90
U.S. and international high yield(d)	-	218	-	218	-	186	-	186
Mortgage and other asset-backed
securities(e)	-	-	-	-	-	-	-	-
Other fixed maturity securities	-	-	-	-	-	13	-	13
Other investment types(g):
Direct private equity(f)	-	-	24	24	-	-	-	-
Insurance contracts	-	21	-	21	-	-	108	108
Total	$1,443	$1,414	$26	$2,883	$348	$347	$108	$803

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

(e)  Comprised primarily of investments in U.S. asset backed securities and collateralized loan obligations.

(f)  Comprised of private capital financing including private debt and private equity securities.

(g)  Excludes investments that are measured at fair value using the NAV per share (or its equivalent), which totaled $777 million and $960 million at December 31, 2017 and 2016, respectively.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we had no significant concentrations of risks at December 31, 2017.

The U.S. pension plan holds a group annuity contract with U.S. Life, one of our subsidiaries, which totaled $20 million and $21 million at December 31, 2017 and 2016, respectively.

AIG | 2017 Form 10-K                           287

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

Changes in Level 3 Fair Value Measurements

The following table presents changes in our U.S. and non-U.S. Level 3 plan assets measured at fair value:

										Changes in
		Net								Unrealized Gains
	Balance	Realized and							Balance	(Losses) on
At December 31, 2017	Beginning	Unrealized					Transfers	Transfers	at End	Instruments Held
(in millions)	of year	Gains (Losses)	Purchases	Sales	Issuances	Settlements	In	Out	of year	at End of year
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$2	$-	$17	$(7)	$-	$-	$-	$-	$12	$2
Direct private equity	24	(3)	1	(7)	-	-	-	-	15	(1)
Total	$26	$(3)	$18	$(14)	$-	$-	$-	$-	$27	$1
Non-U.S. Plan Assets:
Other fixed maturity securities	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Insurance contracts	108	4	1	-	-	-	-	-	113	-
Total	$108	$4	$1	$-	$-	$-	$-	$-	$113	$-
										Changes in
		Net								Unrealized Gains
	Balance	Realized and							Balance	(Losses) on
At December 31, 2016	Beginning	Unrealized					Transfers	Transfers	at End	Instruments Held
(in millions)	of year	Gains (Losses)	Purchases	Sales	Issuances	Settlements	In	Out	of year	at End of year
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$9	$1	$2	$(10)	$-	$-	$-	$-	$2	$-
Direct private equity	28	(4)	4	(4)	-	-	-	-	24	(4)
Total	$37	$(3)	$6	$(14)	$-	$-	$-	$-	$26	$(4)
Non-U.S. Plan Assets:
Other fixed maturity securities	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Insurance contracts	95	12	1	-	-	-	2	(2)	108	-
Total	$95	$12	$1	$-	$-	$-	$2	$(2)	$108	$-

Transfers of Level 1 and Level 2 Assets

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. We had no material transfers between Level 1 and Level 2 during the years ended December 31, 2017 and 2016.

Transfers of Level 3 Assets

We record transfers of assets into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the year ended December 31, 2017, we had no transfers in or out of Level 3.

Expected Cash Flows

Funding for the qualified plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. There are no minimum required cash contributions in 2018 for the AIG Retirement Plan. The non-qualified and postretirement plans’ benefit payments are deductible when paid to participants.

Our annual pension contribution in 2018 is expected to be approximately $64 million for our U.S. and non-U.S. pension plans. This estimate is subject to change, since contribution decisions are affected by various factors including our liquidity, market performance and management’s discretion.

288                             AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

The expected future benefit payments, net of participants’ contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
	U.S.	Non-U.S.	U.S.	Non-U.S.
(in millions)	Plans	Plans	Plans	Plans
2018	$291	$36	$13	$1
2019	287	40	13	1
2020	297	42	13	1
2021	294	43	13	2
2022	291	41	13	2
2023-2027	1,407	235	60	11

Defined Contribution Plans

We sponsor several defined contribution plans for U.S. employees that provide for pre-tax salary reduction contributions by employees. The most significant plan is the AIG Incentive Savings Plan, for which the matching contribution is 100 percent of the first six percent of a participant’s contributions, subject to the IRS-imposed limitations. Effective January 1, 2016, participants in the AIG Incentive Savings Plan receive an additional fully vested, non-elective, non-discretionary contribution equal to three percent of the participant’s annual base compensation for the plan year, paid each pay period regardless of whether the participant currently contributes to the plan, and subject to the IRS-imposed limitations. Our pre-tax expenses associated with these plans were $209 million, $236 million and $166 million in 2017, 2016 and 2015, respectively.

22. Ownership

A Schedule 13G/A filed on February 14, 2018 reports aggregate ownership of 57,556,990 shares, or approximately 6.4 percent (based on the AIG Common Stock outstanding) of AIG Common Stock as of December 31, 2017, by Capital Research Global Investors, a division of Capital Research and Management Company.

A Schedule 13G/A filed on February 12, 2018 reports aggregate ownership of 61,323,039 shares, or approximately 6.8 percent (based on the AIG Common Stock outstanding) of AIG Common Stock as of December 31, 2017, by The Vanguard Group, Inc. and various subsidiaries thereof.

A Schedule 13G/A filed on February 8, 2018 reports aggregate ownership of 64,406,363 shares, or approximately 7.2 percent (based on the AIG Common Stock outstanding) of AIG Common Stock as of December 31, 2017, by Blackrock, Inc. and various subsidiaries thereof.

The calculation of ownership interest for purposes of the AIG Tax Asset Protection Plan and Article 13 of our Restated Certificate of Incorporation is different than beneficial ownership for Schedule 13G.

23. Income Taxes

U.S. Tax Reform Overview

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the Tax Act).  The Tax Act reduces the statutory rate of U.S. federal corporate income tax to 21 percent and enacts numerous other changes impacting AIG and the insurance industry.

Changes specific to the insurance industry include the calculation of insurance tax reserves and related transition adjustments, amortization of specified policy acquisition expenses, treatment of separate account dividends received deductions, and computation of pro-ration adjustments.  Provisions of the Tax Act with broader application include reductions or elimination of deductions for certain items, e.g., reductions to corporate dividends received deductions, disallowance of entertainment expenses, and limitations on the deduction of certain executive compensation costs.  These provisions, generally, will result in an increase in AIG’s taxable income in the years beginning after December 31, 2017.

AIG | 2017 Form 10-K                           289

ITEM 8 | Notes to Consolidated Financial Statements |  23. Income Taxes

The SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 addresses situations where accounting for certain income tax effects of the Tax Act under ASC 740 may be incomplete upon issuance of an entity’s financial statements and provides a one-year measurement period from the enactment date to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the following:

•     Income tax effects of those aspects of the Tax Act for which accounting under ASC 740 is complete

•     Provisional estimate of income tax effects of the Tax Act to the extent accounting is incomplete but a reasonable estimate is determinable

•     If a provisional estimate cannot be determined, ASC 740 should still be applied on the basis of tax law provisions that were in effect immediately before the enactment of the Tax Act.

Consistent with current income tax accounting requirements, we have remeasured our deferred tax assets and liabilities with reference to the statutory income tax rate of 21 percent and taking into consideration other provisions of the Tax Act.  As of December 31, 2017, we had not fully completed our accounting for the tax effects of the Tax Act.  Our provision for income taxes for the period ended December 31, 2017, is based in part on a reasonable estimate of the effects on existing deferred tax balances and of certain provisions of the Tax Act.  To the extent a reasonable estimate of the impact of certain provisions was determinable, we recorded provisional estimates as a component of our provision for income taxes on continuing operations.  To the extent a reasonable estimate of the impact of certain provisions was not determinable, we have not recorded any adjustments and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before enactment of the Tax Act.

The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payment to affiliated foreign companies.  Consistent with accounting guidance, we will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and have made an accounting policy election to treat GILTI taxes in a similar manner.  Accordingly, no provision for income taxes related to GILTI or BEAT was recorded as of December 31, 2017.

For the period ended December 31, 2017, we recognized a provisional estimate of income tax effects of the Tax Act of $6.7 billion, including a tax charge of $6.7 billion attributable to the reduction in the U.S. corporate income tax rate and tax benefit of $38 million related to the deemed repatriation tax.

Tax effects for which a reasonable estimate can be determined

Deemed Repatriation Tax

The Tax Act requires companies to pay a one-time transition tax, net of tax credits related to applicable foreign taxes paid, on previously untaxed current and accumulated earnings and profits (E&P) of certain of our foreign subsidiaries.  In the determination of the deemed repatriation tax, we reviewed estimated post-1986 E&P of certain material relevant foreign subsidiaries, and any related non-U.S. income tax paid on such earnings. Based on this analysis, we were able to determine a reasonable estimate and we have recorded a provisional estimate tax benefit of $38 million. While the IRS has issued some guidance on the calculation of the deemed repatriation tax, there are still certain aspects of the calculation that require further clarification. We are continuing to gather additional information to more precisely compute the amount of deemed repatriation tax.

290                             AIG | 2017 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements |  23. Income Taxes

Other Provisions

The Tax Act modified computations of insurance reserves for both life and general insurance companies.  For life insurance companies, tax reserves are now computed with reference to NAIC reserves.  For general insurance companies, the Tax Act extends the discount period for certain long-tail lines of business from 10 years to 24 years and increases the discount rate, replacing the applicable federal rate for a higher-yield corporate bond rate, and eliminates the election allowing companies to use their historical loss payment patterns for loss reserve discounting.  Adjustments related to the differences in insurance reserves balances computed under the old tax law versus the Tax Act have to be taken into income over eight years by both life and general insurance companies.  Accordingly, at December 31, 2017, these changes give rise to new deferred tax liabilities.  We have recorded a provisional estimate of $1.9 billion with respect to such deferred tax liabilities. This increase in deferred tax liabilities is offset by an increase in the deferred tax asset related to insurance reserves as a result of applying the new provisions of the Tax Act.

Provisions Impacting Projections of Taxable Income and Valuation Allowance Considerations

Certain provisions of the Tax Act impact our projections of future taxable income used in analyzing realizability of our U.S. tax attribute deferred tax asset.  As discussed above, there are specific insurance industry provisions, including changes in computations of insurance reserves, amortization of specified policy acquisition expenses, and treatment of separate account dividends received deduction. Provisional estimates have been included in our future taxable income projections for these insurance industry specific provisions to reflect application of the new tax law.

Because we have made provisional estimates related to the impact of certain aspects of the Tax Act on our future taxable income, corresponding determination of the need for a valuation allowance is also provisional.  Generally, the Tax Act provisions result in an increase in our taxable income and, thus, accelerate utilization of our tax attribute deferred tax asset.  Accordingly, we do not currently anticipate that our reliance on provisional estimates would have a material impact on our determination of the realizability of our deferred tax assets.

Tax effects for which no estimate can be determined

Our accounting for the following elements of the Tax Act is incomplete and we continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before enactment of the Tax Act.

The Tax Act may affect the results in certain investments and partnerships in which we are a non-controlling interest owner. The information needed to determine a provisional estimate is not currently available (such as for interest deduction limitations in those entities and the changed definition of a U.S. Shareholder). Accordingly, no provisional estimates were recorded.

Due to minimal formal guidance issued from state and local jurisdictions, provisional estimates have not been recorded for the impact of any state and local corporate income tax implications of the Tax Act.  Guidance from state and local jurisdictions is expected during 2018 and the impact, if any, will be recorded at the appropriate time.

EFFECTIVE TAX RATE

The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred:

Years Ended December 31,
(in millions)	2017	2016	2015
U.S.	$1,940	$1,041	$1,950
Foreign	(474)	(1,115)	1,331
Total	$1,466	$(74)	$3,281

AIG | 2017 Form 10-K                          291

ITEM 8 | Notes to Consolidated Financial Statements |  23. Income Taxes

The following table presents the income tax expense (benefit) attributable to pre-tax income (loss) from continuing operations:

Years Ended December 31,
(in millions)	2017	2016	2015
Foreign and U.S. components of actual income tax expense:
Foreign:
Current	$209	$436	$391
Deferred	25	(121)	(95)
U.S.:
Current	427	140	429
Deferred	6,865	(270)	334
Total	$7,526	$185	$1,059

Our actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

	2017			2016			2015
	Pre-Tax	Tax	Percent of	Pre-Tax	Tax	Percent of		Tax	Percent of
Years Ended December 31,	Income	Expense/	Pre-Tax	Income	Expense/	Pre-Tax	Pre-Tax	Expense/	Pre-Tax
(dollars in millions)	(Loss)	(Benefit)	Income (Loss)	(Loss)	(Benefit)	Income (Loss)	Income	(Benefit)	Income
U.S. federal income tax at statutory
rate	$1,476	$517	35.0%	$(159)	$(56)	35.0%	$3,281	$1,148	35.0%
Adjustments:
Tax exempt interest		(111)	(7.5)		(178)	111.9		(195)	(5.9)
Uncertain tax positions		660	44.7		268	(168.6)		195	5.9
Reclassifications from accumulated
other comprehensive income		(184)	(12.5)		(132)	83.0		(127)	(3.9)
Dispositions of Subsidiaries		17	1.2		118	(74.2)		-	-
Tax Attribute Restoration		-	-		(164)	103.1		-	-
Non-controlling Interest		(7)	(0.5)		(81)	50.9		-	-
Non-deductible transfer pricing
charges		35	2.4		102	(64.2)		97	3.0
Dividends received deduction		(90)	(6.1)		(75)	47.2		(72)	(2.2)
Effect of foreign operations		69	4.7		234	(147.2)		(58)	(1.8)
Share-based compensation
payments excess tax deduction		(40)	(2.7)		-	-		-	-
State income taxes		(9)	(0.6)		23	(14.5)		34	1.0
Impact of Tax Act		6,687	453.0		-	-		-	-
Other		(58)	(3.9)		13	(8.2)		(73)	(2.2)
Effect of discontinued operations		3	0.2		35	(22.0)		-	-
Valuation allowance:
Continuing operations		43	2.9		83	(52.2)		110	3.4
Consolidated total amounts	1,476	7,532	510.3	(159)	190	(119.5)	3,281	1,059	32.3
Amounts attributable to discontinued
operations	10	6	60.0	(85)	5	(5.9)	-	-	-
Amounts attributable to continuing
operations	$1,466	$7,526	513.4%	$(74)	$185	(250.0)%	$3,281	$1,059	32.3%

292                             AIG | 2017 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements |  23. Income Taxes

For the year ended December 31, 2017, the effective tax rate on income from continuing operations was not meaningful. The effective tax rate differs from the 2017 statutory tax rate of 35 percent primarily due to tax charges of $6.7 billion associated with the enactment of the Tax Act discussed above, $660 million of tax charges and related interest associated with increases in uncertain tax positions primarily related to cross border financing transactions and other open tax issues, $69 million associated with the effect of foreign operations, and $35 million of non-deductible transfer pricing charges, partially offset by tax benefits of $201 million of tax exempt income, $184 million of reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and $40 million of excess tax deductions related to share based compensation payments recorded through the income statement in accordance with relevant accounting literature. Effect of foreign operations is primarily related to losses incurred in our European operations taxed at a statutory tax rate lower than 35 percent and other foreign taxes.

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

As a result of the Tax Act, the majority of accumulated foreign earnings that were previously untaxed will become subject to a one-time deemed repatriation tax. Going forward, certain foreign earnings of our foreign affiliates will be exempt from U.S. tax upon repatriation. Notwithstanding the changes, U.S. tax on foreign exchange gain or loss and certain non-U.S. withholding taxes will continue to be applicable upon future repatriations of foreign earnings.

For the year ended December 31, 2017, our repatriation assumptions with respect to certain operations in Canada, South Africa, as well as European and Asia Pacific regions remain unchanged and related foreign earnings remain indefinitely reinvested.  Due to a change in the legal entity ownership through a contribution of certain affiliates to AIG International Holdings GmbH, our repatriation assumptions related to certain operations in the Far East, Latin America, Bermuda and Middle East region have changed and related foreign earnings are now considered to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

AIG | 2017 Form 10-K                          293

ITEM 8 | Notes to Consolidated Financial Statements |  23. Income Taxes

The following table presents the components of the net deferred tax assets (liabilities):

December 31,
(in millions)	2017	2016
Deferred tax assets:
Losses and tax credit carryforwards	$11,931	$16,448
Basis differences on investments	2,133	4,985
Life policy reserves	1,996	3,040
Accruals not currently deductible, and other	532	1,128
Investments in foreign subsidiaries	159	103
Loss reserve discount	526	1,151
Loan loss and other reserves	34	39
Unearned premium reserve reduction	566	924
Fixed assets and intangible assets	442	478
Other	731	710
Employee benefits	601	1,171
Total deferred tax assets	19,651	30,177
Deferred tax liabilities:
Deferred policy acquisition costs	(2,313)	(3,790)
Unrealized gains related to available for sale debt securities	(2,151)	(2,844)
Total deferred tax liabilities	(4,464)	(6,634)
Net deferred tax assets before valuation allowance	15,187	23,543
Valuation allowance	(1,374)	(2,831)
Net deferred tax assets (liabilities)	$13,813	$20,712

The following table presents our U.S. consolidated income tax group tax losses and credits carryforwards as of December 31, 2017.

December 31, 2017		Tax	Expiration
(in millions)	Gross	Effected	Periods
Net operating loss carryforwards	$35,592	$7,474	2028-2037
Capital loss carryforwards	305	64	2022
Foreign tax credit carryforwards		4,481	2018-2022
Other carryforwards		1,154	Various
Total AIG U.S. consolidated income tax group tax losses and credits
carryforwards on a tax return basis		13,173
Unrecognized tax benefit		(2,543)
Total AIG U.S. consolidated income tax group tax losses and credits
carryforwards on a U.S. GAAP basis*		$10,630

*    Includes other carryforwards, e.g. general business credits, of $118 million on a U.S. GAAP basis.

We have U.S. federal consolidated net operating loss and tax credit carryforwards of approximately $10.6 billion. The carryforward periods for our foreign tax credits begin to expire in 2019. As detailed in the Assessment of Deferred Tax Asset Valuation Allowance section of this footnote, we determined that it is more likely than not that our U.S. federal consolidated tax attribute carryforwards will be realized prior to their expiration.

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

294                             AIG | 2017 Form 10-K

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction.  Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss.  Our U.S. federal consolidated income tax group includes both life companies and non-life companies.  While the U.S. taxable income of our non-life companies can be offset by the net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of December 31, 2017, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

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

For the year ended December 31, 2017, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. life insurance companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of June 30, 2017, based on all available evidence, we concluded that the valuation allowance should be released. As a result, for the six-month period ended June 30, 2017, we released $468 million of valuation allowance associated with the unrealized tax losses in the U.S. life insurance companies’ available for sale securities portfolio, all of which was allocated to other comprehensive income. As of December 31, 2017, we continue to be in an overall unrealized tax gain position with respect to the U.S. life insurance companies’ available for sale securities portfolio and thus concluded no valuation allowance is necessary in the U.S. life insurance companies’ available for sale securities portfolio.

For the year ended December 31, 2017, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. non-life companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of June 30, 2017, based on all available evidence, we concluded that the valuation allowance should be released. As a result, for the six-month period ended June 30, 2017, we released $260 million of valuation allowance associated with the unrealized tax losses in the U.S. non-life companies’ available for sale securities portfolio, all of which was allocated to other comprehensive income. As of December 31, 2017, we continue to be in an overall unrealized tax gain position with respect to the U.S. non-life companies’ available for sale securities portfolio and thus concluded no valuation allowance is necessary in the U.S. non-life companies’ available for sale securities portfolio.

During the year ended December 31, 2017, we recognized a net increase of $43 million in our deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to current year activity.

During the year ended December 31, 2017, we recognized a $26 million decrease in our deferred tax asset valuation allowance associated with certain state jurisdictions, primarily as a result of the beneficial impact of tax law changes enacted in the third quarter of 2017. We also recognized a $634 million decrease in our deferred tax asset valuation allowance associated with certain state jurisdictions, primarily attributable to a corresponding reduction in state and local deferred tax assets.

AIG | 2017 Form 10-K                          295

ITEM 8 | Notes to Consolidated Financial Statements |  23. Income Taxes

The following table presents the net deferred tax assets (liabilities) at December 31, 2017 and 2016 on a U.S. GAAP basis:

December 31,
(in millions)	2017	2016
Net U.S. consolidated return group deferred tax assets	$15,603	$24,134
Net deferred tax assets (liabilities) in accumulated other comprehensive income	(2,070)	(2,384)
Valuation allowance	(86)	(874)
Subtotal	13,447	20,876
Net foreign, state and local deferred tax assets	1,874	2,413
Valuation allowance	(1,288)	(1,957)
Subtotal	586	456
Subtotal - Net U.S., foreign, state and local deferred tax assets	14,033	21,332
Net foreign, state and local deferred tax liabilities	(220)	(620)
Total AIG net deferred tax assets (liabilities)	$13,813	$20,712

Deferred Tax Asset Valuation Allowance of U.S. Consolidated FEDERAL Income Tax Group

At December 31, 2017 and 2016, our U.S. consolidated income tax group had net deferred tax assets after valuation allowance of $13.4 billion and $20.9 billion, respectively. At December 31, 2017 and 2016, our U.S. consolidated income tax group had valuation allowances of $86 million and $874 million, respectively.

Deferred Tax ASSET — Foreign, State and Local

At December 31, 2017 and 2016, we had net deferred tax assets (liabilities) of $366 million and $(164) million, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns.

At December 31, 2017 and 2016, we had deferred tax asset valuation allowances of $1.3 billion and $2.0 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. We maintained these valuation allowances following our conclusion that we could not demonstrate that it was more likely than not that the related deferred tax assets will be realized.  This was primarily due to factors such as cumulative losses in recent years and the inability to demonstrate profits within the specific jurisdictions over the relevant carryforward periods.

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

296                             AIG | 2017 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements |  23. Income Taxes

In January 2018, the parties reached non-binding agreements in principle on issues presented in the dispute and are currently reviewing the computations reflecting the settlement terms. The resolution is not final and is subject to various reviews. The litigation has been stayed pending the outcome of the review process. We can provide no assurance regarding the outcome of any such litigation or whether binding compromised settlements with the parties will ultimately be reached. We currently believe that we have adequate reserves for the potential liabilities that may result from these matters.

Accounting For Uncertainty in Income Taxes

The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Years Ended December 31,
(in millions)	2017	2016	2015
Gross unrecognized tax benefits, beginning of year	$4,530	$4,331	$4,395
Increases in tax positions for prior years	210	235	162
Decreases in tax positions for prior years	(33)	(39)	(209)
Increases in tax positions for current year	-	3	-
Lapse in statute of limitations	-	-	(4)
Settlements	-	-	(13)
Activity of discontinued operations	-	-	-
Gross unrecognized tax benefits, end of year	$4,707	$4,530	$4,331

At December 31, 2017, 2016 and 2015, our unrecognized tax benefits, excluding interest and penalties, were $4.7 billion, $4.5 billion and $4.3 billion, respectively.  The activity for the year includes increases for amounts associated with cross border financing transactions and the impact of settlement discussions with the IRS related to certain other open tax issues unrelated to the cross border financing transactions. With respect to cross border financing transactions, the increase is the result of consideration of recent court decisions upholding the disallowance of foreign tax credits claimed by other corporate entities not affiliated with AIG in addition to the agreement reached in the fourth quarter of 2017 by the parties in the cross border financing dispute to pursue a potential settlement.

At December 31, 2017, 2016 and 2015, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $28 million, $66 million and $115 million, respectively.  Accordingly, at December 31, 2017, 2016 and 2015, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.7 billion, $4.4 billion and $4.2 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2017, 2016, and 2015, we had accrued liabilities of $2.0 billion, $1.2 billion, and $1.2 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2017, 2016, and 2015, we accrued expense of $776 million, $26 million and $156 million, respectively, for the payment of interest and penalties. The current year activity is primarily related to a decrease in the expected federal benefit of interest due to the U.S. corporate tax rate reduction and to an increase in interest and penalties associated with cross border financing transactions.

We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $3.9 billion, principally as a result of potential resolutions or settlements of prior years’ tax items.  The prior years’ tax items include unrecognized tax benefits related to the deductibility of certain expenses and matters related to cross border financing transactions.

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2017	Open Tax Years
Major Tax Jurisdiction
United States	2000-2016
Australia	2013-2016
France	2015-2016
Japan	2011-2016
Korea	2012-2016
Singapore	2012-2016
United Kingdom	2015-2016

AIG | 2017 Form 10-K                          297

ITEM 8 |  Notes to Consolidated Financial Statements |  24. Quarterly Financial Information (Unaudited)

24. Quarterly Financial Information (Unaudited)

Consolidated Statements of Income (Loss)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
(dollars in millions, except per share data)	2017	2016	2017	2016	2017	2016	2017	2016
Total revenues	$12,632	$11,779	$12,502	$14,724	$11,751	$12,854	$12,635	$13,010
Income (loss) from continuing
operations before income taxes*	1,727	(214)	1,667	2,858	(2,803)	737	875	(3,455)
Income (loss) from discontinued
operations, net of income taxes	-	(47)	8	(10)	(1)	3	(3)	(36)
Net income (loss)	1,211	(203)	1,118	1,924	(1,713)	436	(6,672)	(2,506)
Net income (loss) from
continuing operations attributable
to noncontrolling interests	26	(20)	(12)	11	26	(26)	(12)	535
Net income (loss) attributable to AIG*	$1,185	$(183)	$1,130	$1,913	$(1,739)	$462	$(6,660)	$(3,041)
Income (loss) per common share
attributable to AIG:
Basic:
Income (loss) from continuing
operations	$1.21	$(0.12)	$1.21	$1.73	$(1.91)	$0.43	$(7.33)	$(2.93)
Income (loss) from discontinued
operations	$-	$(0.04)	$0.01	$(0.01)	$-	$-	$-	$(0.03)
Diluted:
Income (loss) from continuing
operations	$1.18	$(0.12)	$1.18	$1.69	$(1.91)	$0.42	$(7.33)	$(2.93)
Income (loss) from discontinued
operations	$-	$(0.04)	$0.01	$(0.01)	$-	$-	$-	$(0.03)
Weighted average shares
outstanding:
Basic	980,777,243	1,156,548,459	925,751,084	1,113,587,927	908,667,044	1,071,295,892	908,115,499	1,023,886,592
Diluted	1,005,315,030	1,156,548,459	948,248,771	1,140,045,973	908,667,044	1,102,400,770	908,115,499	1,023,886,592
Noteworthy quarterly items -
(income) expense:
Other-than-temporary
impairments	68	204	67	108	88	102	37	145
Net (gain) loss on sale of
divested businesses	100	2	60	(225)	13	(128)	(241)	(194)
Federal and foreign valuation
allowance for deferred tax assets	(13)	(37)	(8)	35	24	(2)	40	87
Net (gain) loss on extinguishment of
debt	(1)	83	(4)	7	1	(14)	(1)	(2)
Prior year unfavorable (favorable)
development	61	(66)	391	7	901	273	212	5,574
Restructuring and other costs	181	188	47	90	31	210	154	206
Impact of Tax Act	-	-	-	-	-	-	6,687	-

*    For the three months ended December 31, 2016, we recorded out of period adjustments related to prior periods that increased Net loss attributable to AIG by $154 million, increased AIG’s Loss from continuing operations before income taxes by $12 million and decreased adjusted pre-tax income by $1 million. The out of period adjustments are primarily related to income tax liabilities and ceded loss adjustment expenses. Had these adjustments, which were determined not to be material, been recorded in their appropriate periods, Net income attributable to AIG for the three-month periods ended September 30, 2016, June 30, 2016 and March 31, 2016 would have decreased by $65 million, increased by $66 million and increased by $19 million, respectively.

298                              AIG | 2017 Form 10-K

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

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
December 31, 2017
Assets:
Short-term investments	$2,541	$-	$11,559	$(3,714)	$10,386
Other investments(a)	6,004	-	305,902	-	311,906
Total investments	8,545	-	317,461	(3,714)	322,292
Cash	3	20	2,339	-	2,362
Loans to subsidiaries(b)	35,004	-	517	(35,521)	-
Investment in consolidated subsidiaries(b)	40,135	30,359	-	(70,494)	-
Other assets, including deferred income taxes	16,016	170	159,594	(2,133)	173,647
Assets held for sale	-	-	-	-	-
Total assets	$99,703	$30,549	$479,911	$(111,862)	$498,301
Liabilities:
Insurance liabilities	$-	$-	$282,105	$-	$282,105
Long-term debt	21,557	642	9,441	-	31,640
Other liabilities, including intercompany balances(a)	12,458	143	112,275	(6,028)	118,848
Loans from subsidiaries(b)	517	-	35,004	(35,521)	-
Liabilities held for sale	-	-	-	-	-
Total liabilities	34,532	785	438,825	(41,549)	432,593
Total AIG shareholders’ equity	65,171	29,764	40,549	(70,313)	65,171
Non-redeemable noncontrolling interests	-	-	537	-	537
Total equity	65,171	29,764	41,086	(70,313)	65,708
Total liabilities and equity	$99,703	$30,549	$479,911	$(111,862)	$498,301

December 31, 2016
Assets:
Short-term investments	$4,424	$-	$13,218	$(5,340)	$12,302
Other investments(a)	7,154	-	308,719	-	315,873
Total investments	11,578	-	321,937	(5,340)	328,175
Cash	2	34	1,832	-	1,868
Loans to subsidiaries(b)	34,692	-	576	(35,268)	-
Investment in consolidated subsidiaries(b)	42,582	27,309	-	(69,891)	-
Other assets, including deferred income taxes	24,099	239	140,743	(4,059)	161,022
Assets held for sale	-	-	7,199	-	7,199
Total assets	$112,953	$27,582	$472,287	$(114,558)	$498,264
Liabilities:
Insurance liabilities	$-	$-	$275,120	$-	$275,120
Long-term debt	21,405	642	8,865	-	30,912
Other liabilities, including intercompany balances(a)	14,671	194	103,975	(9,572)	109,268
Loans from subsidiaries(b)	577	-	34,691	(35,268)	-
Liabilities held for sale	-	-	6,106	-	6,106
Total liabilities	36,653	836	428,757	(44,840)	421,406
Total AIG shareholders’ equity	76,300	26,746	42,972	(69,718)	76,300
Non-redeemable noncontrolling interests	-	-	558	-	558
Total equity	76,300	26,746	43,530	(69,718)	76,858
Total liabilities and equity	$112,953	$27,582	$472,287	$(114,558)	$498,264

(a)  Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b)  Eliminated in consolidation.

AIG | 2017 Form 10-K                          299

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Income (Loss)

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2017
Revenues:
Equity in earnings of consolidated subsidiaries*	$(149)	$1,978	$-	$(1,829)	$-
Other income	891	-	48,802	(173)	49,520
Total revenues	742	1,978	48,802	(2,002)	49,520
Expenses:
Interest expense	949	50	176	(7)	1,168
Loss on extinguishment of debt	2	-	(7)	-	(5)
Other expenses	952	2	46,116	(179)	46,891
Total expenses	1,903	52	46,285	(186)	48,054
Income (loss) from continuing operations before income tax
expense (benefit)	(1,161)	1,926	2,517	(1,816)	1,466
Income tax expense (benefit)	4,922	(3)	2,607	-	7,526
Income (loss) from continuing operations	(6,083)	1,929	(90)	(1,816)	(6,060)
Income (loss) from discontinued operations, net of income taxes	(1)	-	5	-	4
Net income (loss)	(6,084)	1,929	(85)	(1,816)	(6,056)
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	28	-	28
Net income (loss) attributable to AIG	$(6,084)	$1,929	$(113)	$(1,816)	$(6,084)
Year Ended December 31, 2016
Revenues:
Equity in earnings of consolidated subsidiaries*	$(1,269)	$(197)	$-	$1,466	$-
Other income	516	5	52,875	(1,029)	52,367
Total revenues	(753)	(192)	52,875	437	52,367
Expenses:
Interest expense	988	51	227	(6)	1,260
Loss on extinguishment of debt	77	-	(3)	-	74
Other expenses	295	16	51,819	(1,023)	51,107
Total expenses	1,360	67	52,043	(1,029)	52,441
Income (loss) from continuing operations before income tax
expense (benefit)	(2,113)	(259)	832	1,466	(74)
Income tax expense (benefit)	(1,301)	(21)	1,507	-	185
Income (loss) from continuing operations	(812)	(238)	(675)	1,466	(259)
Loss from discontinued operations, net of income taxes	(37)	-	(53)	-	(90)
Net income (loss)	(849)	(238)	(728)	1,466	(349)
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	-	-	500	-	500
Net income (loss) attributable to AIG	$(849)	$(238)	$(1,228)	$1,466	$(849)

300                              AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

Year Ended December 31, 2015
Revenues:
Equity in earnings of consolidated subsidiaries*	$3,954	$1,936	$-	$(5,890)	$-
Other income	88	-	58,953	(714)	58,327
Total revenues	4,042	1,936	58,953	(6,604)	58,327
Expenses:
Other interest expense	1,049	58	302	(128)	1,281
Loss on extinguishment of debt	703	-	46	7	756
Other expenses	1,178	44	52,374	(587)	53,009
Total expenses	2,930	102	52,722	(708)	55,046
Income (loss) from continuing operations before income tax
expense (benefit)	1,112	1,834	6,231	(5,896)	3,281
Income tax expense (benefit)	(1,086)	(73)	2,218	-	1,059
Income (loss) from continuing operations	2,198	1,907	4,013	(5,896)	2,222
Income (loss) from discontinued operations, net of income taxes	(2)	-	2	-	-
Net income (loss)	2,196	1,907	4,015	(5,896)	2,222
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	-	26	-	26
Net income (loss) attributable to AIG	$2,196	$1,907	$3,989	$(5,896)	$2,196

*    Eliminated in consolidation.

AIG | 2017 Form 10-K                          301

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Comprehensive Income (Loss)

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2017
Net income (loss)	$(6,084)	$1,929	$(85)	$(1,816)	$(6,056)
Other comprehensive income (loss)	2,235	7,851	17,857	(25,708)	2,235
Comprehensive income (loss)	(3,849)	9,780	17,772	(27,524)	(3,821)
Total comprehensive income attributable to noncontrolling interests	-	-	28	-	28
Comprehensive income (loss) attributable to AIG	$(3,849)	$9,780	$17,744	$(27,524)	$(3,849)
Year Ended December 31, 2016
Net income (loss)	$(849)	$(238)	$(728)	$1,466	$(349)
Other comprehensive income (loss)	693	4,080	52,153	(56,233)	693
Comprehensive income (loss)	(156)	3,842	51,425	(54,767)	344
Total comprehensive income attributable to noncontrolling interests	-	-	500	-	500
Comprehensive income (loss) attributable to AIG	$(156)	$3,842	$50,925	$(54,767)	$(156)
Year Ended December 31, 2015
Net income (loss)	$2,196	$1,907	$4,015	$(5,896)	$2,222
Other comprehensive income (loss)	(8,080)	2,320	54,757	(57,083)	(8,086)
Comprehensive income (loss)	(5,884)	4,227	58,772	(62,979)	(5,864)
Total comprehensive income attributable to noncontrolling interests	-	-	20	-	20
Comprehensive income (loss) attributable to AIG	$(5,884)	$4,227	$58,752	$(62,979)	$(5,884)

302                              AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Cash Flows

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2017
Net cash (used in) provided by operating activities	$36	$1,413	$(7,426)	$(2,608)	$(8,585)
Cash flows from investing activities:
Sales of investments	5,821	-	75,228	(3,758)	77,291
Sales of divested businesses, net	40	-	752	-	792
Purchase of investments	(2,465)	-	(64,539)	3,758	(63,246)
Loans to subsidiaries – net	199	-	63	(262)	-
Contributions from (to) subsidiaries - net	2,446	-	-	(2,446)	-
Net change in restricted cash	-	-	(121)	-	(121)
Net change in short-term investments	1,990	-	108	-	2,098
Other, net	(183)	(5)	(1,955)	-	(2,143)
Net cash (used in) provided by investing activities	7,848	(5)	9,536	(2,708)	14,671
Cash flows from financing activities:
Issuance of long-term debt	1,505	-	1,851	-	3,356
Repayments of long-term debt	(1,724)	-	(1,974)	-	(3,698)
Purchase of common stock	(6,275)	-	-	-	(6,275)
Intercompany loans - net	(63)	-	(199)	262	-
Cash dividends paid	(1,172)	(1,422)	(1,186)	2,608	(1,172)
Other, net	(154)	-	(200)	2,446	2,092
Net cash (used in) financing activities	(7,883)	(1,422)	(1,708)	5,316	(5,697)
Effect of exchange rate changes on cash	-	-	(28)	-	(28)
Change in cash	1	(14)	374	-	361
Cash at beginning of year	2	34	1,832	-	1,868
Change in cash of businesses held for sale	-	-	133	-	133
Cash at end of year	$3	$20	$2,339	$-	$2,362

Year Ended December 31, 2016
Net cash (used in) provided by operating activities	$2,112	$1,707	$2,515	$(3,951)	$2,383
Cash flows from investing activities:
Sales of investments	5,769	-	81,560	(11,685)	75,644
Sales of divested businesses, net	2,160	-	649	-	2,809
Purchase of investments	(1,002)	-	(80,668)	11,685	(69,985)
Loans to subsidiaries – net	1,525	-	(3)	(1,522)	-
Contributions from (to) subsidiaries - net	1,637	-	-	(1,637)	-
Net change in restricted cash	-	-	385	-	385
Net change in short-term investments	(789)	-	(2,300)	-	(3,089)
Other, net	(141)	-	(879)	-	(1,020)
Net cash (used in) provided by investing activities	9,159	-	(1,256)	(3,159)	4,744
Cash flows from financing activities:
Issuance of long-term debt	3,831	-	2,123	-	5,954
Repayments of long-term debt	(1,996)	(63)	(2,023)	-	(4,082)
Purchase of common stock	(11,460)	-	-	-	(11,460)
Intercompany loans - net	3	(3)	(1,522)	1,522	-
Cash dividends paid	(1,372)	(1,723)	(2,228)	3,951	(1,372)
Other, net	(309)	-	2,799	1,637	4,127
Net cash (used in) provided by financing activities	(11,303)	(1,789)	(851)	7,110	(6,833)
Effect of exchange rate changes on cash	-	-	52	-	52
Change in cash	(32)	(82)	460	-	346
Cash at beginning of year	34	116	1,479	-	1,629
Change in cash of businesses held for sale	-	-	(107)	-	(107)
Cash at end of year	$2	$34	$1,832	$-	$1,868

AIG | 2017 Form 10-K                          303

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

Year Ended December 31, 2015
Net cash (used in) provided by operating activities	$4,443	$2,314	$1,112	$(4,992)	$2,877
Cash flows from investing activities:
Sales of investments	7,767	-	69,726	(4,877)	72,616
Purchase of investments	(1,881)	-	(68,261)	4,877	(65,265)
Loans to subsidiaries – net	(83)	-	367	(284)	-
Contributions to subsidiaries	565	-	-	(565)	-
Net change in restricted cash	-	-	1,457	-	1,457
Net change in short-term investments	2,300	-	(1,137)	-	1,163
Other, net	(175)	-	(1,334)	-	(1,509)
Net cash (used in) provided by investing activities	8,493	-	818	(849)	8,462
Cash flows from financing activities:
Issuance of long-term debt	5,540	-	1,327	-	6,867
Repayments of long-term debt	(6,504)	(114)	(3,187)	-	(9,805)
Intercompany loans - net	(201)	3	(86)	284	-
Purchase of common stock	(10,691)	-	-	-	(10,691)
Cash dividends paid to shareholders	(1,028)	(2,178)	(2,814)	4,992	(1,028)
Other, net	(44)	-	2,707	565	3,228
Net cash (used in) provided by financing activities	(12,928)	(2,289)	(2,053)	5,841	(11,429)
Effect of exchange rate changes on cash	-	-	(39)	-	(39)
Change in cash	8	25	(162)	-	(129)
Cash at beginning of year	26	91	1,641	-	1,758
Cash at end of year	$34	$116	$1,479	$-	$1,629

304                              AIG | 2017 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Cash (paid) received during the year ended December 31, 2017 for:
Interest:
Third party	$(948)	$(48)	$(286)	$-	$(1,282)
Intercompany	-	(1)	1	-	-
Taxes:
Income tax authorities	$(329)	$-	$(215)	$-	$(544)
Intercompany	614	-	(614)	-	-
Cash (paid) received during the year ended December 31, 2016 for:
Interest:
Third party	$(975)	$(52)	$(304)	$-	$(1,331)
Intercompany	2	-	(2)	-	-
Taxes:
Income tax authorities	$(15)	$-	$(478)	$-	$(493)
Intercompany	479	-	(479)	-	-
Cash (paid) received during the year ended December 31, 2015 for:
Interest:
Third party*	$(1,030)	$(59)	$(279)	$-	$(1,368)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(11)	$-	$(500)	$-	$(511)
Intercompany	829	-	(829)	-	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Years Ended December 31,
(in millions)	2017	2016	2015
Intercompany non-cash financing and investing activities:
Capital contributions	$259	$3,245	$494
Dividends received in the form of securities	735	5,234	2,326
Return of capital	26	-	-
Fixed maturity securities received in exchange for equity securities	-	440	-
Non-cash financing/investing activities:
Non-cash consideration received from sale of shares of AerCap	-	-	500
Non-cash consideration received from sale of United Guaranty	-	1,101	-

AIG | 2017 Form 10-K                          305

ITEM 8 |  Notes to Consolidated Financial Statements |  26. Subsequent Events

26. Subsequent Events

DIVIDENDS DECLARED AND SHARE REPURCHASE AUTHORIZATION

On February 8, 2018, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2018 to shareholders of record on March 15, 2018.

ACQUISITION OF BUSINESS

On January 21, 2018, we entered into an agreement to purchase Validus Holdings, Ltd. (Validus), a leading provider of reinsurance, primary insurance, and asset management services, for approximately $5.6 billion in cash.  The transaction is expected to close mid-2018 and is subject to customary closing conditions, including, among others, obtaining the relevant regulatory approvals (including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of the approval of the Bermuda Monetary Authority, the New Hampshire Department of Insurance, the Prudential Regulatory Authority, Lloyd’s, the Texas Department of Insurance and the Swiss Financial Market Supervisory Authority) and obtaining the approval of the shareholders of Validus.  In connection with the transaction, the board of directors of Validus approved, and recommended that Validus’ shareholders approve, an amendment to Validus’ bye-laws that would reduce the Validus shareholder vote required to approve a merger with another company (including the transaction) from the affirmative vote of three-fourths of those voting at a general meeting of the shareholders to the affirmative vote of a majority of those voting at such general meeting (the Bye-Law Amendment).   If the Bye-Law Amendment is approved by holders of a majority in voting power of the aggregate voting power of the common stock of Validus, Validus must then obtain the affirmative vote of a majority of its shareholders voting at a general meeting to approve and adopt the transaction.  If the Bye-Law Amendment is not so approved, then Validus must obtain the affirmative vote of three-fourths of its shareholders voting at a general meeting to approve and adopt the transaction.

REINSURANCE TRANSACTIONS

In February 2018, we closed a series of affiliated reinsurance transactions impacting the Legacy Portfolio. These transactions were designed to consolidate the bulk of the Legacy Insurance Run-Off Lines into a single legal entity, DSA Reinsurance Company, Ltd. (DSA Re), a Bermuda domiciled composite reinsurer, 100 percent owned by AIG. The transactions include the cession of approximately $32 billion of reserves from the Legacy Life and Retirement Run-off Lines and approximately $5 billion of reserves from the Legacy General Insurance Run-off Lines relating to business written by multiple AIG legal entities. This represented over 80 percent of the insurance reserves in the Legacy Portfolio as of December 31, 2017. DSA Re will have approximately $40 billion of invested assets, managed by AIG Investments and will become AIG’s main run-off reinsurer with its own dedicated management team.

Following the close of the DSA Re transactions, Eaglestone Reinsurance Company will continue to reinsure the AIG property casualty pool companies for their asbestos liabilities and benefit from the retroactive reinsurance agreement entered into with NICO in 2011.

As part of the transaction, AIG Parent has provided DSA Re with a CMA that requires AIG Parent to restore capital of each of the long term business fund and general business accounts of DSA Re to a specified minimum enhanced capital ratio measured for each fund on a quarterly basis. We will maintain the CMA so long as we have more than 50 percent voting control of DSA Re.

306                             AIG | 2017 Form 10-K

Part II

ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A | Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2017. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

AIG management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

AIG management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control – Integrated Framework issued by the COSO.  The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG | 2017 Form 10-K                          307

Part III

ITEM 10 | Directors, Executive Officers and Corporate Governance

All information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG’s 2018 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

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

308                             AIG | 2017 Form 10-K

Exhibit Index

Exhibit Number	Description	Location
2	Plan of acquisition, reorganization, arrangement, liquidation or succession

(1) Master Transaction Agreement, dated as of December 8, 2010, among AIG, ALICO Holdings LLC, AIA Aurora LLC, the Federal Reserve Bank of New York, the United States Department of the Treasury and the AIG Credit Facility Trust

Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 8, 2010 (File No. 1-8787).
	(2) Stock Purchase Agreement dated as of August 15, 2016 between American International Group, Inc. and Arch Capital Group Ltd.	Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on August 16, 2016 (File No. 1-8787).
	(3) First Amendment to Stock Purchase Agreement, dated as of December 29, 2016 between American International Group, Inc. and Arch Capital Group Ltd.	Incorporated by reference to Exhibit 10.51 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8787).
	(4) Agreement and Plan of Merger, by and among AIG, Venus Holdings Limited and Validus Holdings, Ltd., dated January 21, 2018	Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 22, 2018 (File No. 1-8787).
3	Articles of incorporation and by‑laws
3(i)	Amended and Restated Certificate of Incorporation of AIG	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on June 28, 2017 (File No. 1-8787).
3(ii)	AIG By-laws, amended November 16, 2015	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 16, 2015 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures

Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.

	(1) Credit Agreement, dated as of September 22, 2008, between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(2) Warrant Agreement (including Form of Warrant), dated as of January 6, 2011, between AIG and Wells Fargo Bank, N.A., as Warrant Agent	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8‑K filed with the SEC on January 7, 2011 (File No. 1‑8787).
	(3) Tax Asset Protection Plan, dated as of March 9, 2011, between AIG and Wells Fargo Bank, N.A., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 9, 2011 (File No. 1-8787).
	(4) Amendment No. 1, dated as of January 8, 2014, to Tax Asset Protection Plan, between AIG and Wells Fargo Bank, National Association, as Rights Agent	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 8, 2014 (File No. 1-8787).
	(5) Amendment No. 2, dated as of December 14, 2016, to Tax Asset Protection Plan, between AIG and Wells Fargo Bank, National Association, as Rights Agent	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 14, 2016 (File No. 1-8787).
9	Voting Trust Agreement	None.

AIG | 2017 Form 10-K                          309

10	Material contracts
	(1) AIG Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 4(a) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(2) AIG Supplemental Incentive Savings Plan*	Incorporated by reference to Exhibit 4(b) to AIG’s Registration Statement on Form S-8 (File No. 333-101640).
	(3) Amended and Restated American General Supplemental Thrift Plan (December 31, 1998)*	Incorporated by reference to Exhibit 10.15 to American General Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(4) AIG Amended and Restated Executive Severance Plan*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(5) Assurance Agreement, by AIG in favor of eligible employees, dated as of June 27, 2005, relating to certain obligations of Starr International Company, Inc.*	Incorporated by reference to Exhibit 10(6) to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(6) AIG Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.62 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(7) AIG Form of Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.A to AIG’s Registration Statement on Form S-8 (File No. 333-148148).
	(8) AIG Amended and Restated Form of Non-Employee Director Deferred Stock Units Award Agreement*	Incorporated by reference to Exhibit 10.69 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(9) Memorandum of Understanding, dated November 25, 2009, between AIG, Maurice R. Greenberg, Howard I. Smith, C.V. Starr and Star International Company, Inc.	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(10) Master Investment and Credit Agreement, dated as of November 25, 2008, among Maiden Lane III LLC, the Federal Reserve Bank of New York, AIG and the Bank of New York Mellon	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 2, 2008 (File No. 1-8787).
	(11) Asset Purchase Agreement, dated as of December 12, 2008, among the Sellers party thereto, AIG Securities Lending Corp., AIG, Maiden Lane II LLC and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 15, 2008 (File No. 1-8787).
	(12) AIG Credit Facility Trust Agreement, dated as of January 16, 2009, among the Federal Reserve Bank of New York and Jill M. Considine, Chester B. Feldberg and Douglas L. Foshee, as Trustees	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 23, 2009 (File No. 1-8787).

(13) Fourth Amended and Restated Credit Agreement, dated as of June 27, 2017, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each Several L/C Agent party thereto

Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on June 27, 2017 (File No. 1-8787).
	(14) American International Group, Inc. 2010 Stock Incentive Plan*	Incorporated by reference to AIG’s Definitive Proxy Statement, dated April 12, 2010 (Filed No. 1-8787).
	(15) AIG Amended Form of 2010 Stock Incentive Plan DSU Award Agreement*	Incorporated by reference to Exhibit 10.14 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-8787).
	(16) Release and Restrictive Covenant Agreement between AIG and Peter Hancock*	Incorporated by reference to Exhibit 99.3 to AIG’s Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(17) Non-Competition and Non-Solicitation Agreement between AIG and Peter Hancock, dated February 8, 2010*	Incorporated by reference to Exhibit 99.4 to AIG’s Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).

310                             AIG | 2017 Form 10-K

(18) Letter Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
(19) Non-Solicitation and Non-Disclosure Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
(20) Introductory Bonus Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
(21) Executive Officer Form of Release and Restrictive Covenant Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-8787).
(22) AIG Non-Qualified Retirement Income Plan (as amended)*	Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-8787).
(23) AIG Supplemental Executive Retirement Plan (as amended)*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-8787).
(24) American General Corporation Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.1 to American General Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-7981).
(25) Amendment Number One to the American General Corporation Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.73 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).
(26) Amendment Number Two to the American General Corporation’ Supplemental Executive Retirement Plan*	Incorporated by reference to Exhibit 10.74 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-8787).

(27) Master Transaction Agreement, dated as of April 19, 2011, by and among American Home Assurance Company, Chartis Casualty Company (f/k/a American International South Insurance Company), Chartis Property Casualty Company (f/k/a AIG Casualty Company), Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company, The Insurance Company of the State of Pennsylvania, Chartis Select Insurance Company (f/k/a AIG Excess Liability Insurance Company Ltd.), Chartis Specialty Insurance Company (f/k/a American International Specialty Lines Insurance Company), Landmark Insurance Company, Lexington Insurance Company, AIU Insurance Company, American International Reinsurance Company, Ltd. and American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and Chartis Overseas Limited acting as members of the Chartis Overseas Association as respects business written or assumed by or from affiliated companies of Chartis Inc. (collectively, the Reinsureds), Eaglestone Reinsurance Company and National Indemnity Company

Incorporated by reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).

AIG | 2017 Form 10-K                          311

(28) AIG 2013 Long-Term Incentive Plan (as amended)*	Incorporated by reference to Exhibit 10.35 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-8787).
(29) Form of 2013 Long-Term Incentive Plan Performance Share Units Award Agreement*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
(30) Form of 2015 Performance Share Units Award Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
(31) AIG Clawback Policy*	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
(32) AIG 2013 Short-Term Incentive Plan*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8787).
(33) Form of 2013 Short-Term Incentive Plan Award Letter*	Incorporated by reference to Exhibit 10.5 of AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
(34) AIG Annual Short-Term Incentive Plan (as amended)*	Incorporated by reference to Exhibit 10.43 on AIG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8787).
(35) AIG 2013 Omnibus Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement on Schedule 14A, dated April 4, 2013 (File No. 1-8787).
(36) Description of Non-Management Director Compensation*	Incorporated by reference to “Compensation of Directors” in AIG’s Definitive Proxy Statement on Schedule 14A, dated May 19, 2017 (File No. 1-8787).
(37) AIG 2012 Executive Severance Plan (as amended)*	Incorporated by reference to Exhibit 10.1 of AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-8787).

(38) Revolving Credit Agreement, dated as of December 16, 2013 by and among AIG, AerCap Ireland Capital Limited, AerCap Holdings N.V., AerCap Ireland Limited and certain subsidiaries of AerCap Holdings N.V., as guarantors

Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 16, 2013 (File No. 1-8787).
(39) Nomination Agreement, dated February 11, 2016, by and among High River Limited Partnership, Icahn Partners Master Fund LP, Icahn Partners LP, Carl C. Icahn and American International Group, Inc.	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 11, 2016 (File No. 1-8787).
(40) Investor Rights Agreement, dated as of December 31, 2016, between American International Group, Inc. and Arch Capital Group Ltd. Group Ltd.	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on June 12, 2017 (File No. 1-8787).

(41) Amendment No. 1 to the Investor Rights Agreement, dated as of June 8, 2017, among Arch Capital Group Ltd., American International Group, Inc. American Home Assurance Company, Lexington Insurance Company and National Union Fire Insurance Company of Pittsburgh, Pa.

Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on June 12, 2017 (File No. 1-8787).
(42) Form of AIG 2013 Omnibus Incentive Plan Non-Employee Director DSU Award Agreement*	Incorporated by reference to Exhibit 10.52 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8787).

312                             AIG | 2017 Form 10-K

(43) Aggregate Excess of Loss Reinsurance Agreement, dated January 20, 2017, by and between AIG Assurance Company, AIG Property Casualty Company, AIG Specialty Insurance Company, AIU Insurance Company, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company Of The State Of Pennsylvania and National Indemnity Company (portions of this exhibit have been redacted pursuant to a request for confidential treatment).

Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).

(44) Trust Agreement, dated January 20, 2017, by and among National Union Fire Insurance Company of Pittsburgh, Pa., National Indemnity Company, and Wells Fargo Bank, National Association (portions of this exhibit have been redacted pursuant to a request for confidential treatment).

Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
(45) Parental Guarantee Agreement, dated January 20, 2017, by Berkshire Hathaway Inc. in favor of National Union Fire Insurance Company of Pittsburgh, Pa.	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
(46) American International Group, Inc. Long Term Incentive Plan*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2017 (File No. 1-8787).
(47) Form of AIG Long Term Incentive Award Agreement*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2017 (File No. 1-8787).
(48) Letter Agreement between American International Group, Inc. and Peter D. Hancock, dated March 17, 2017*	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2017 (File No. 1-8787).
(49) Letter Agreement, dated November 3, 2010, between AIG and Siddhartha Sankaran*	Incorporated by reference to Exhibit 10.7 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8787).
(50) Non-Competition, Non-Solicitation and Non-Disclosure Agreement, dated November 5, 2010, between AIG and Siddhartha Sankaran*	Incorporated by reference to Exhibit 10.8 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8787).
(51) Letter Agreement, dated July 22, 2015, between AIG and Douglas A. Dachille*	Incorporated by reference to Exhibit 10.9 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8787).
(52) Non-Solicitation and Non-Disclosure Agreement, dated July 22, 2015, between AIG and Douglas A. Dachille*	Incorporated by reference to Exhibit 10.10 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8787).
(53) Letter Agreement, dated May 14, 2017, between American International Group, Inc. and Brian Duperreault*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on May 15, 2017 (File No. 1-8787).
(54) Form of Stock Option Award Agreement, between American International Group, Inc. and Brian Duperreault*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on May 15, 2017 (File No. 1-8787).
(55) Letter Agreement, dated July 3, 2017, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).

AIG | 2017 Form 10-K                          313

	(56) Non-Solicitation and Non-Disclosure Agreement, dated July 5, 2017, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
	(57) Form of Stock Option Award Agreement, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
	(58) Letter Agreement, dated June 28, 2017, between American International Group, Inc. and Seraina Macia*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 18, 2017 (File No. 1-8787).
	(59) Non-Solicitation and Non-Disclosure Agreement, dated July 12, 2017, between American International Group, Inc. and Seraina Macia*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on July 18, 2017 (File No. 1-8787).
	(60) Form of Long Term Incentive Stock Option Award Agreement*	Filed herewith.
11	Statement re: Computation of Per Share Earnings	Included in Note 18 to Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Powers of attorney	Included on signature page and filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
99.02	Securities Registered pursuant to Section 12(b) of the Act	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three years ended December 31, 2017, (iii) the Consolidated Statements of Equity for the three years ended December 31, 2017, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2017, (v) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2017 and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith.

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

314                             AIG | 2017 Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th of February, 2018.

                                                                                                                AMERICAN INTERNATIONAL GROUP, INC.

                                                                                                                By                      /S/ BRIAN DUPERREAULT

                                                                                                                        (Brian Duperreault, President and Chief Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Duperreault and Siddhartha Sankaran, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th of February, 2018.

SIGNATURE	TITLE
/S/ BRIAN DUPERREAULT	President, Chief Executive Officer and Director (Principal Executive Officer)
(Brian Duperreault)
/S/ SIDDHARTHA SANKARAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
(Siddhartha Sankaran)
/S/ ELIAS F. HABAYEB	Senior Vice President – Deputy Chief Financial Officer and Group Controller (Principal Accounting Officer)
(Elias F. Habayeb)
/S/ W. DON CORNWELL	Director
(W. Don Cornwell)
/S/ PETER R. FISHER	Director
(Peter R. Fisher)
/S/ JOHN H. FITZPATRICK	Director
(John H. Fitzpatrick)
/S/ WILLIAM G. JURGENSEN	Director
(William G. Jurgensen)
/S/ CHRISTOPHER S. LYNCH	Director
(Christopher S. Lynch)

AIG | 2017 Form 10-K                          315

/S/ SAMUEL J. MERKSAMER	Director
(Samuel J. Merksamer)
/S/ HENRY S. MILLER	Director
(Henry S. Miller)
/S/ LINDA A. MILLS	Director
(Linda A. Mills)
/S/ SUZANNE NORA JOHNSON	Director
(Suzanne Nora Johnson)
/S/ RONALD A. RITTENMEYER	Director
(Ronald A. Rittenmeyer)
/S/ DOUGLAS M. STEENLAND	Director
(Douglas M. Steenland)
/S/ THERESA M. STONE	Director
(Theresa M. Stone)

316                             AIG | 2017 Form 10-K

Summary of Investments — Other than Investments in Related Parties

			Schedule I

			Amount at
At December 31, 2017			which shown in
(in millions)	Cost(a)	Fair Value	the Balance Sheet
Fixed maturities:
U.S. government and government sponsored entities	$5,334	$5,458	$5,458
Obligations of states, municipalities and political subdivisions	17,377	18,644	18,644
Non-U.S. governments	15,116	15,716	15,716
Public utilities	17,654	18,870	18,870
All other corporate debt securities	110,565	117,215	117,215
Mortgage-backed, asset-backed and collateralized	72,187	75,861	75,861
Total fixed maturity securities	238,233	251,764	251,764
Equity securities and mutual funds:
Common stock:
Public utilities	1	1	1
Banks, trust and insurance companies	924	1,126	1,126
Industrial, miscellaneous and all other	326	483	483
Total common stock	1,251	1,610	1,610
Preferred stock	504	533	533
Mutual funds	139	154	154
Total equity securities and mutual funds	1,894	2,297	2,297
Mortgage and other loans receivable, net of allowance	37,023	37,766	37,023
Other invested assets	20,682	20,824	20,822
Short-term investments, at cost (approximates fair value)	10,386	10,386	10,386
Derivative assets(b)	922	922	922
Total investments	$309,140	$323,959	$323,214

(a)  Original cost of equity securities and fixed maturities is reduced by other-than-temporary impairment charges, and, as to fixed maturity securities, reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

(b)  The balance is reported in Other assets.

AIG | 2017 Form 10-K                          317

Condensed Financial Information of Registrant

Balance Sheets — Parent Company Only

	Schedule II

December 31,
(in millions)	2017	2016
Assets:
Short-term investments	$2,541	$4,424
Other investments	6,004	7,154
Total investments	8,545	11,578
Cash	3	2
Loans to subsidiaries*	35,004	34,692
Due from affiliates - net*	1,585	3,460
Intercompany tax receivable*	3,058	5,129
Deferred income taxes	11,030	15,169
Investments in consolidated subsidiaries*	40,135	42,582
Other assets	343	341
Total assets	$99,703	$112,953
Liabilities:
Due to affiliate*	$4,340	$6,083
Intercompany tax payable*	4,577	4,152
Deferred tax liabilities	-	-
Notes and bonds payable	20,339	19,432
Junior subordinated debt	841	843
MIP notes payable	356	1,099
Series AIGFP matched notes and bonds payable	21	31
Loans from subsidiaries*	517	577
Other liabilities (includes intercompany derivative liabilities of $63 in 2017 and $419 in 2016)	3,541	4,436
Total liabilities	34,532	36,653
AIG Shareholders’ equity:
Common stock	4,766	4,766
Treasury stock	(47,595)	(41,471)
Additional paid-in capital	81,078	81,064
Retained earnings	21,457	28,711
Accumulated other comprehensive income	5,465	3,230
Total AIG shareholders’ equity	65,171	76,300
Total liabilities and equity	$99,703	$112,953

*    Eliminated in consolidation.

See accompanying Notes to Condensed Financial Information of Registrant.

318                             AIG | 2017 Form 10-K

Condensed Financial Information of Registrant (Continued)
Statements of Income — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2017	2016	2015
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(2,375)	$(8,633)	$(2,929)
Dividend income from consolidated subsidiaries(a)	2,226	7,364	6,883
Interest income(b)	656	411	342
Net realized capital gains (losses)	46	2	(587)
Other income	189	103	333
Expenses:
Interest expense	949	988	1,049
Net loss on extinguishment of debt	2	77	703
Net (gain) loss on sale of divested businesses(c)	30	(690)	11
Other expenses	922	985	1,167
Income (loss) from continuing operations before income tax expense (benefit)	(1,161)	(2,113)	1,112
Income tax expense (benefit)	4,922	(1,301)	(1,086)
Net income (loss)	(6,083)	(812)	2,198
Loss from discontinued operations	(1)	(37)	(2)
Net income (loss) attributable to AIG Parent Company	$(6,084)	$(849)	$2,196
(a) Eliminated in consolidation.
(b) Includes interest income on intercompany borrowings of $512 million, $294 million and $163 million on December 31, 2017, 2016 and 2015, respectively, eliminated in consolidation.
(c) Primarily includes pre-tax gain of $697 million on the sale of United Guaranty on December 31, 2016.
See accompanying Notes to Condensed Financial Information of Registrant.

Condensed Financial Information of Registrant (Continued)
Statements of Comprehensive Income — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2017	2016	2015
Net income	$(6,084)	$(849)	$2,196
Other comprehensive income	2,235	693	(8,080)
Total comprehensive loss attributable to AIG	$(3,849)	$(156)	$(5,884)

See accompanying Notes to Condensed Financial Information of Registrant.

AIG | 2017 Form 10-K                          319

Condensed Financial Information of Registrant (Continued)
Statements of Cash Flows — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2017	2016	2015
Net cash provided by operating activities	$36	$2,112	$4,443
Cash flows from investing activities:
Sales and maturities of investments	5,714	5,598	7,609
Sales of divested businesses	40	2,160	-
Purchase of investments	(2,465)	(1,002)	(1,881)
Net change in short-term investments	1,990	(789)	2,300
Contributions to subsidiaries - net	2,446	1,637	565
Mortgage and other loan receivables - originations and purchases	-	(85)	-
Payments received on mortgages and other loan receivables	107	171	158
Loans to subsidiaries - net	199	1,525	(83)
Other, net	(183)	(56)	(175)
Net cash provided by investing activities	7,848	9,159	8,493
Cash flows from financing activities:
Issuance of long-term debt	1,505	3,831	5,540
Repayment of long-term debt	(1,724)	(1,996)	(6,504)
Cash dividends paid	(1,172)	(1,372)	(1,028)
Loans from subsidiaries - net	(63)	3	(201)
Purchase of Common Stock	(6,275)	(11,460)	(10,691)
Other, net	(154)	(309)	(44)
Net cash used in financing activities	(7,883)	(11,303)	(12,928)
Change in cash	1	(32)	8
Cash at beginning of year	2	34	26
Cash at end of year	$3	$2	$34

Supplementary disclosure of cash flow information:
	Years Ended December 31,
(in millions)	2017	2016	2015
Cash (paid) received during the period for:
Interest:
Third party	$(948)	$(975)	$(1,030)
Intercompany	-	2	-
Taxes:
Income tax authorities	(329)	(15)	(11)
Intercompany	614	479	829
Intercompany non-cash financing and investing activities:
Capital contributions	259	3,245	494
Return of capital	26	-	-
Dividends received in the form of securities	735	5,234	2,326
Fixed maturity securities received in exchange for equity securities	-	440	-
Non-cash financing/investing activities
Non-cash consideration received from sale of shares of AerCap	-	-	500
Non-cash consideration received from sale of United Guaranty	-	1,101	-

See accompanying Notes to Condensed Financial Information of Registrant.

320                             AIG | 2017 Form 10-K

Notes to Condensed Financial Information of Registrant

American International Group, Inc.’s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017 (Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 16, 2018.

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

For additional information see Note 23 to the Consolidated Financial Statements.

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

AIG | 2017 Form 10-K                          321

Supplementary Insurance Information

						Schedule III

At December 31, 2017 and 2016

				Liability
				for Unpaid
				Losses and
				Loss
			Deferred	Adjustment		Policy
			Policy	Expenses,		and
			Acquisition	Future Policy	Unearned	Contract
Segment (in millions)			Costs	Benefits	Premiums	Claims
2017
General Insurance companies			$2,587	$73,530	$18,795	$-
Life and Retirement companies			8,407	44,615	-	851
Other(a)			-	5,680	235	9
			$10,994	$123,825	$19,030	$860
2016
General Insurance companies			$2,563	$71,926	$19,348	$-
Life and Retirement companies			8,466	41,383	-	836
Other(a)			13	5,972	286	11
			$11,042	$119,281	$19,634	$847

For the years ended December 31, 2017, 2016 and 2015

			Losses	Amortization
	Premiums		and Loss	of Deferred
	and	Net	Expenses	Policy	Other	Net
	Policy	Investment	Incurred,	Acquisition	Operating	Premiums
Segment (in millions)	Fees	Income	Benefits	Costs	Expenses	Written(b)
2017
General Insurance	$26,026	$3,668	$21,642	$3,765	$5,100	$25,438
Life and Retirement	6,844	7,816	8,607	743	2,296	-
Other Operations(a)	712	(81)	1,076	(296)	-	314
Legacy Operations	727	2,776	2,239	76	-	4
	$34,309	$14,179	$33,564	$4,288	$7,396	$25,756
2016
General Insurance	$29,586	$3,554	$25,103	$4,121	$5,967	$28,393
Life and Retirement	4,878	7,622	6,945	613	2,700	-
Other Operations(a)	1,845	(24)	743	(321)	-	819
Legacy Operations	816	2,913	3,351	108	-	21
	$37,125	$14,065	$36,142	$4,521	$8,667	$29,233
2015
General Insurance	$30,922	$3,746	$22,873	$4,319	$6,848	$32,199
Life and Retirement	5,677	7,541	7,745	794	3,607	-
Other Operations(a)	1,641	(162)	854	21	-	668
Legacy Operations	1,170	2,928	3,604	102	-	199
	$39,410	$14,053	$35,076	$5,236	$10,455	$33,066

(a)  Includes consolidation and elimination entries.

(b)  Balances reflect the segment changes discussed in Note 3 – Segment Information to the Consolidated Financial Statements.

322                             AIG | 2017 Form 10-K

Reinsurance

					Schedule IV

At December 31, 2017, 2016 and 2015 and for the years then ended

					Percent of
		Ceded to	Assumed		Amount
	Gross	Other	from Other		Assumed
(in millions)	Amount	Companies	Companies	Net Amount	to Net
2017
Long-duration insurance in force	$1,061,095	$202,402	$321	$859,014	-%
Premiums:
General Insurance companies	$30,205	$7,533	$3,084	$25,756	12.0%
Life and Retirement companies	5,053	809	285	4,529	6.3
Other	-	-	-	-	-
Total	$35,258	$8,342	$3,369	$30,285	11.1%
2016
Long-duration insurance in force	$1,025,653	$174,363	$339	$851,629	-%
Premiums:
General Insurance companies	$33,970	$7,561	$2,824	$29,233	9.7%
Life and Retirement companies	4,609	789	123	3,943	3.1
Other	-	-	-	-	-
Total	$38,579	$8,350	$2,947	$33,176	8.9%
2015
Long-duration insurance in force	$1,051,571	$177,025	$372	$874,918	-%
Premiums:
General Insurance companies	$37,698	$7,604	$2,972	$33,066	9.0%
Life and Retirement companies	5,233	756	7	4,484	0.2
Other	-	-	-	-	-
Total	$42,931	$8,360	$2,979	$37,550	7.9%

AIG | 2017 Form 10-K                          323

Valuation and Qualifying Accounts

						Schedule V

For the years ended December 31, 2017, 2016 and 2015

		Additions		Reclassified
	Balance,	Charged to		to Assets of
	Beginning	Costs and		Businesses	Divested	Other	Balance,
(in millions)	of year	Expenses	Charge Offs	Held for Sale	Businesses	Changes*	End of year
2017
Allowance for mortgage and
other loans receivable	$297	$49	$(25)	$-	$-	$1	$322
Allowance for premiums and
insurances balances receivable	262	36	(58)	-	(8)	4	236
Allowance for reinsurance assets	207	33	(50)	-	-	(3)	187
Federal and foreign valuation
allowance for deferred tax assets	2,831	43	-	-	-	(1,500)	1,374
2016
Allowance for mortgage and
other loans receivable	$308	$(7)	$(15)	$-	$-	$11	$297
Allowance for premiums and
insurances balances receivable	333	26	(88)	(2)	(7)	-	262
Allowance for reinsurance assets	272	(23)	(34)	(8)	-	-	207
Federal and foreign valuation
allowance for deferred tax assets	3,012	83	-	-	-	(264)	2,831
2015
Allowance for mortgage and
other loans receivable	$271	$58	$(29)	$-	$3	$5	$308
Allowance for premiums and
insurances balances receivable	431	35	(120)	-	-	(13)	333
Allowance for reinsurance assets	258	90	(67)	-	-	(9)	272
Federal and foreign valuation
allowance for deferred tax assets	1,739	110	-	-	-	1,163	3,012

*    Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

324                             AIG | 2017 Form 10-K