Form 10-Q
period 2018-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2018-05-03
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018	Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2018, there were 897,683,367 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

March 31, 2018

AIG | First Quarter 2018 Form 10-Q           1

Part I – Financial Information

Item 1. | Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in millions, except for share data)	2018	2017
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2018 - $225,352; 2017 - $225,461)	$233,914	$238,992
Other bond securities, at fair value (See Note 5)	12,397	12,772
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2017 - $1,305)	-	1,708
Other common and preferred stock, at fair value (See Note 5)	1,725	589
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2018 - $0; 2017 - $5)	38,540	37,023
Other invested assets (portion measured at fair value: 2018 - $6,232; 2017 - $6,248)	21,183	20,822
Short-term investments, including restricted cash of 2018 - $47; 2017 - $58
(portion measured at fair value: 2018 - $3,094; 2017 - $2,615)	14,616	10,386
Total investments	322,375	322,292

Cash	2,103	2,362
Accrued investment income	2,390	2,356
Premiums and other receivables, net of allowance	11,107	10,248
Reinsurance assets, net of allowance	34,744	33,024
Deferred income taxes	14,558	14,033
Deferred policy acquisition costs	11,631	10,994
Other assets, including restricted cash of $221 in 2018 and $317 in 2017
(portion measured at fair value: 2018 - $774; 2017 - $922)	9,646	10,194
Separate account assets, at fair value	90,589	92,798
Total assets	$499,143	$498,301
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$78,098	$78,393
Unearned premiums	20,038	19,030
Future policy benefits for life and accident and health insurance contracts	44,895	45,432
Policyholder contract deposits (portion measured at fair value: 2018 - $3,711; 2017 - $4,150)	138,153	135,602
Other policyholder funds	3,473	3,648
Other liabilities (portion measured at fair value: 2018 - $1,158; 2017 - $1,124)	26,921	26,050
Long-term debt (portion measured at fair value: 2018 - $2,820; 2017 - $2,888)	33,619	31,640
Separate account liabilities	90,589	92,798
Total liabilities	435,786	432,593
Contingencies, commitments and guarantees (See Note 10)

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2018 - 1,906,671,492 and
2017 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2018 - 1,008,989,984 shares; 2017 - 1,007,626,835 shares of common stock	(47,706)	(47,595)
Additional paid-in capital	80,841	81,078
Retained earnings	22,671	21,457
Accumulated other comprehensive income	2,220	5,465
Total AIG shareholders’ equity	62,792	65,171
Non-redeemable noncontrolling interests	565	537
Total equity	63,357	65,708
Total liabilities and equity	$499,143	$498,301

See accompanying Notes to Condensed Consolidated Financial Statements.

2           AIG | First Quarter 2018 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(dollars in millions, except per share data)	2018	2017
Revenues:
Premiums	$7,275	$7,782
Policy fees	764	724
Net investment income	3,261	3,686
Net realized capital losses:
Total other-than-temporary impairments on available for sale securities	(75)	(39)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(12)	(21)
Net other-than-temporary impairments on available for sale
securities recognized in net income	(87)	(60)
Other realized capital gains (losses)	68	(55)
Total net realized capital losses	(19)	(115)
Other income	431	555
Total revenues	11,712	12,632
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,667	6,047
Interest credited to policyholder account balances	916	910
Amortization of deferred policy acquisition costs	1,358	1,108
General operating and other expenses	2,271	2,443
Interest expense	277	298
(Gain) loss on extinguishment of debt	4	(1)
Net (gain) loss on sale of divested businesses	(8)	100
Total benefits, losses and expenses	10,485	10,905
Income from continuing operations before income tax expense	1,227	1,727
Income tax expense	277	516
Income from continuing operations	950	1,211
Income (loss) from discontinued operations, net of income tax expense	(1)	-
Net income	949	1,211
Less:
Net income from continuing operations attributable to
noncontrolling interests	11	26
Net income attributable to AIG	$938	$1,185

Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.03	$1.21
Income from discontinued operations	$-	$-
Net income attributable to AIG	$1.03	$1.21
Diluted:
Income from continuing operations	$1.01	$1.18
Income from discontinued operations	$-	$-
Net income attributable to AIG	$1.01	$1.18
Weighted average shares outstanding:
Basic	907,951,597	980,777,243
Diluted	925,266,577	1,005,315,030
Dividends declared per common share	$0.32	$0.32

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2018 Form 10-Q           3

American International Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Net income	$949	$1,211
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which
other-than-temporary credit impairments were taken	(150)	114
Change in unrealized appreciation (depreciation) of all other investments	(2,708)	695
Change in foreign currency translation adjustments	158	(276)
Change in retirement plan liabilities adjustment	29	18
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	2	-
Other comprehensive income (loss)	(2,669)	551
Comprehensive income (loss)	(1,720)	1,762
Comprehensive income attributable to noncontrolling interests	11	26
Comprehensive income (loss) attributable to AIG	$(1,731)	$1,736

See accompanying Notes to Condensed Consolidated Financial Statements.

4           AIG | First Quarter 2018 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Three Months Ended March 31, 2018
Balance, beginning of year	$4,766	$(47,595)	$81,078	$21,457	$5,465	$65,171	$537	$65,708
Cumulative effect of change in accounting
principle, net of tax	-	-	-	568	(576)	(8)	-	(8)
Common stock issued under stock plans	-	186	(336)	-	-	(150)	-	(150)
Purchase of common stock	-	(298)	-	-	-	(298)	-	(298)
Net income attributable to AIG or
noncontrolling interests	-	-	-	938	-	938	11	949
Dividends	-	-	-	(289)	-	(289)	-	(289)
Other comprehensive income (loss)	-	-	-	-	(2,669)	(2,669)	-	(2,669)
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	36	36
Contributions from noncontrolling interests	-	-	-	-	-	-	10	10
Distributions to noncontrolling interests	-	-	-	-	-	-	(25)	(25)
Other	-	1	99	(3)	-	97	(4)	93
Balance, end of period	$4,766	$(47,706)	$80,841	$22,671	$2,220	$62,792	$565	$63,357

Three Months Ended March 31, 2017
Balance, beginning of year	$4,766	$(41,471)	$81,064	$28,711	$3,230	$76,300	$558	$76,858
Common stock issued under stock plans	-	139	(302)	-	-	(163)	-	(163)
Purchase of common stock	-	(3,585)	-	-	-	(3,585)	-	(3,585)
Net income attributable to AIG or
noncontrolling interests	-	-	-	1,185	-	1,185	26	1,211
Dividends	-	-	-	(307)	-	(307)	-	(307)
Other comprehensive income (loss)	-	-	-	-	551	551	-	551
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	39	39
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(37)	(37)
Other	-	2	84	2	-	88	12	100
Balance, end of period	$4,766	$(44,915)	$80,846	$29,591	$3,781	$74,069	$598	$74,667

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2018 Form 10-Q           5

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$949	$1,211
(Income) loss from discontinued operations	1	-
Adjustments to reconcile net income to net cash used in operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(120)	(112)
Net (gain) loss on sale of divested businesses	(8)	100
(Gains) losses on extinguishment of debt	4	(1)
Unrealized (gains) losses in earnings - net	268	(226)
Equity in income from equity method investments, net of dividends or distributions	(86)	(109)
Depreciation and other amortization	1,382	1,012
Impairments of assets	105	173
Changes in operating assets and liabilities:
Insurance reserves	137	401
Premiums and other receivables and payables - net	400	(189)
Reinsurance assets and funds held under reinsurance treaties	(1,706)	(12,237)
Capitalization of deferred policy acquisition costs	(1,397)	(1,201)
Current and deferred income taxes - net	250	446
Other, net	(1,117)	396
Total adjustments	(1,888)	(11,547)
Net cash used in operating activities	(938)	(10,336)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	5,638	15,307
Other securities	1,385	888
Other invested assets	1,064	1,816
Divested businesses, net	6	24
Maturities of fixed maturity securities available for sale	5,347	7,145
Principal payments received on and sales of mortgage and other loans receivable	1,037	1,543
Purchases of:
Available for sale securities	(9,042)	(10,028)
Other securities	(384)	(185)
Other invested assets	(847)	(783)
Mortgage and other loans receivable	(2,490)	(2,181)
Net change in short-term investments	(3,040)	1,250
Other, net	(646)	(297)
Net cash provided by (used in) investing activities	(1,972)	14,499
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	7,069	4,002
Policyholder contract withdrawals	(4,160)	(3,682)
Issuance of long-term debt	3,039	151
Repayments of long-term debt	(1,327)	(602)
Purchase of common stock	(298)	(3,585)
Dividends paid	(289)	(307)
Other, net	(1,548)	(25)
Net cash provided by (used in) financing activities	2,486	(4,048)
Effect of exchange rate changes on cash and restricted cash	58	(82)
Net increase (decrease) in cash and restricted cash	(366)	33
Cash and restricted cash at beginning of year	2,737	2,107
Change in cash of businesses held for sale	-	52
Cash and restricted cash at end of period	$2,371	$2,192

6           AIG | First Quarter 2018 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)(continued)

Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Three Months Ended March 31,
	2018	2017
Cash	$2,103	$1,918
Restricted cash included in Short-term investments*	47	61
Restricted cash included in Other assets*	221	213
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,371	$2,192

Cash paid during the period for:
Interest	$357	$354
Taxes	$28	$68
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$825	$824

*    Includes funds held for tax sharing payments to AIG Parent, security deposits for certain leased aircraft and escrow funds, security deposits and replacement reserve deposits related to our affordable housing investments.

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2018 Form 10-Q           7

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

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Annual Report). The condensed consolidated financial information as of December 31, 2017 included herein has been derived from the audited Consolidated Financial Statements in the 2017 Annual Report.

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

Interim-period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2018 and prior to the issuance of these Condensed Consolidated Financial Statements.

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

8           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  2. Summary of Significant Accounting Policies

2. Summary of Significant Accounting Policies

Accounting Standards Adopted During 2018

Revenue Recognition

In May 2014, the FASB issued an accounting standard that supersedes most existing revenue recognition guidance. The standard excludes from its scope the accounting for insurance contracts, leases, financial instruments, and certain other agreements that are governed under other GAAP guidance, but could affect the revenue recognition for certain of our other activities.

We adopted the standard using the modified retrospective approach on its required effective date of January 1, 2018.  Our analysis of revenues indicated that substantially all of our revenues were from sources excluded from the scope of the standard.  For those revenue sources within the scope of the standard, there were no material changes in the timing or measurement of revenues based upon the guidance.  As substantially all of our revenue sources were excluded from the scope of the standard, the adoption of the standard did not have a material effect on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

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

We adopted the standard on its effective date of January 1, 2018 using the modified retrospective approach. The impact of the adoption is primarily related to the reclassification of unrealized gains of equity securities resulting in a net decrease to beginning Accumulated other comprehensive income and a corresponding net increase to beginning Retained earnings of $824 million.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued an accounting standard that addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide clarity on the treatment of eight specifically defined types of cash inflows and outflows.

We adopted the standard retrospectively on its effective date of January 1, 2018. The standard addresses presentation in the statement of cash flows only and did not have a material impact on our reported consolidated financial condition, results of operations or required disclosures.

Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB issued an accounting standard that will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party.

We adopted the standard on its effective date of January 1, 2018 using a modified retrospective approach.  The adoption of this standard did not have a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

Restricted Cash

In November 2016, the FASB issued an accounting standard that provides guidance on the presentation of restricted cash in the Statement of Cash Flows.  Entities will be required to explain the changes during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the statement of cash flows.

We adopted the standard retrospectively on its effective date of January 1, 2018. The standard addresses presentation of restricted cash in the Statement of Cash Flows only and had no effect on our reported consolidated financial condition, results of operations or required disclosures.

AIG | First Quarter 2018 Form 10-Q           9

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  2. Summary of Significant Accounting Policies

Gains and Losses from the Derecognition of Nonfinancial Assets

In February 2017, the FASB issued an accounting standard that clarifies the scope of the derecognition guidance for the sale, transfer and derecognition of non-financial assets to noncustomers that aligns with the new revenue recognition principles.  The standard also adds new accounting for partial sales of nonfinancial assets (including real estate) that requires an entity to derecognize a nonfinancial asset when it 1) ceases to have a controlling financial interest in the legal entity that holds the asset based on the consolidation model and 2) transfers control of the asset based on the revenue recognition model.

We adopted this standard on its effective date of January 1, 2018 under the modified retrospective approach. Based on our evaluation, the standard did not have a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

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

We adopted this standard on its effective date of January 1, 2018. The standard primarily addresses the presentation of the service cost component of net periodic benefit costs in the income statement. AIG’s U.S. pension plans are frozen and no longer accrue benefits, which are reflected as service costs. Therefore, the standard did not have a material effect on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

Modification of Share-Based Payment Awards

In May 2017, the FASB issued an accounting standard that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.

We prospectively adopted this standard on its effective date of January 1, 2018 and the standard did not have a material effect on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

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

We adopted the standard effective January 1, 2018. The impact of the adoption of the standard resulted in an increase to beginning Accumulated other comprehensive income and a corresponding decrease to beginning Retained earnings of $248 million. For more information on the adoption of the Tax Act, see Note 14.

Future Application of Accounting Standards

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

10           AIG | First Quarter 2018 Form 10-Q

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

AIG | First Quarter 2018 Form 10-Q           11

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  3. Segment Information

3. Segment Information

We report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources, as follows.

General Insurance

General Insurance business is presented as two operating segments:

•      North America — consists of insurance businesses in the United States, Canada and Bermuda.

•      International  — consists of insurance businesses in Japan, the United Kingdom, Europe, Asia Pacific, Latin America, Puerto Rico, Australia, the Middle East and Africa.

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

•      Interest expense.

•      Blackboard  —  a data-enabled, digital subsidiary that provides the commercial insurance industry with alternative solutions using digital technology, data analytics and automation.

•      Fuji Life — consists of term insurance, life insurance, endowment policies and annuities. The sale of this business was completed on April 30, 2017.

12           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  3. Segment Information

Legacy Portfolio

Legacy Portfolio segment consists of:

Legacy Insurance Lines represent exited or discontinued product lines, policy forms or distribution channels. Effective February 2018, our newly formed Bermuda domiciled composite reinsurer, DSA Reinsurance Company, Ltd. (DSA Re) is included in our Legacy Portfolio.

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

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended March 31,	2018		2017
		Adjusted		Adjusted
	Total	Pre-tax	Total	Pre-tax
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
General Insurance
North America	$3,340	$320	$3,840	$828
International	4,104	190	3,698	233
Total General Insurance	7,444	510	7,538	1,061
Life and Retirement
Individual Retirement	1,361	499	1,373	539
Group Retirement	761	282	718	243
Life Insurance	1,061	52	1,013	54
Institutional Markets	277	59	599	62
Total Life and Retirement	3,460	892	3,703	898
Other Operations	150	(342)	474	(308)
Legacy Portfolio	836	145	1,084	342
AIG Consolidation and elimination	(62)	11	(64)	48
Total AIG Consolidated adjusted revenues and adjusted pre-tax income	11,828	1,216	12,735	2,041
Reconciling Items from adjusted pre-tax income to pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	(77)	(77)	11	11
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	(31)	-	53
Other income (expense) - net	(11)	-	(9)	-
Gain (Loss) on extinguishment of debt	-	(4)	-	1
Net realized capital losses*	(29)	(19)	(115)	(115)
Income (loss) from divested businesses	-	8	-	(100)
Non-operating litigation reserves and settlements	1	(13)	10	6
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	(34)	-	(14)
Net loss reserve discount benefit (charge)	-	205	-	25
Restructuring and other costs	-	(24)	-	(181)
Revenues and Pre-tax income	$11,712	$1,227	$12,632	$1,727

*   Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

AIG | First Quarter 2018 Form 10-Q           13

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

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

14           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2018				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$-	$2,833	$-	$-	$-	$2,833
Obligations of states, municipalities and political subdivisions	-	15,550	2,261	-	-	17,811
Non-U.S. governments	25	15,689	9	-	-	15,723
Corporate debt	-	129,468	1,871	-	-	131,339
RMBS	-	20,050	15,839	-	-	35,889
CMBS	-	13,025	584	-	-	13,609
CDO/ABS	-	8,864	7,846	-	-	16,710
Total bonds available for sale	25	205,479	28,410	-	-	233,914
Other bond securities:
U.S. government and government sponsored entities	594	2,183	-	-	-	2,777
Non-U.S. governments	-	54	-	-	-	54
Corporate debt	-	1,784	19	-	-	1,803
RMBS	-	391	1,427	-	-	1,818
CMBS	-	493	73	-	-	566
CDO/ABS	-	603	4,776	-	-	5,379
Total other bond securities	594	5,508	6,295	-	-	12,397
Other equity securities(b)	1,716	6	3	-	-	1,725
Mortgage and other loans receivable	-	-	-	-	-	-
Other invested assets(c)	5	1	292	-	-	298
Derivative assets:
Interest rate contracts	-	2,549	-	-	-	2,549
Foreign exchange contracts	-	792	3	-	-	795
Equity contracts	48	142	78	-	-	268
Credit contracts	-	-	2	-	-	2
Other contracts	-	-	17	-	-	17
Counterparty netting and cash collateral	-	-	-	(1,589)	(1,268)	(2,857)
Total derivative assets	48	3,483	100	(1,589)	(1,268)	774
Short-term investments	2,611	483	-	-	-	3,094
Separate account assets	85,362	5,227	-	-	-	90,589
Total	$90,361	$220,187	$35,100	$(1,589)	$(1,268)	$342,791
Liabilities:
Policyholder contract deposits	$-	$15	$3,696	$-	$-	$3,711
Derivative liabilities:
Interest rate contracts	1	2,185	17	-	-	2,203
Foreign exchange contracts	-	1,213	4	-	-	1,217
Equity contracts	-	13	-	-	-	13
Credit contracts	-	12	252	-	-	264
Other contracts	-	-	5	-	-	5
Counterparty netting and cash collateral	-	-	-	(1,589)	(980)	(2,569)
Total derivative liabilities	1	3,423	278	(1,589)	(980)	1,133
Long-term debt	-	2,820	-	-	-	2,820
Other liabilities	25	-	-	-	-	25
Total	$26	$6,258	$3,974	$(1,589)	$(980)	$7,689

AIG | First Quarter 2018 Form 10-Q           15

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

December 31, 2017				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$201	$2,455	$-	$-	$-	$2,656
Obligations of states, municipalities and political subdivisions	-	16,240	2,404	-	-	18,644
Non-U.S. governments	20	15,631	8	-	-	15,659
Corporate debt	-	133,003	1,173	-	-	134,176
RMBS	-	21,098	16,136	-	-	37,234
CMBS	-	13,217	624	-	-	13,841
CDO/ABS	-	8,131	8,651	-	-	16,782
Total bonds available for sale	221	209,775	28,996	-	-	238,992
Other bond securities:
U.S. government and government sponsored entities	238	2,564	-	-	-	2,802
Non-U.S. governments	-	57	-	-	-	57
Corporate debt	-	1,891	18	-	-	1,909
RMBS	-	421	1,464	-	-	1,885
CMBS	-	485	74	-	-	559
CDO/ABS	-	604	4,956	-	-	5,560
Total other bond securities	238	6,022	6,512	-	-	12,772
Equity securities available for sale:
Common stock	1,061	-	-	-	-	1,061
Preferred stock	18	515	-	-	-	533
Mutual funds	110	4	-	-	-	114
Total equity securities available for sale	1,189	519	-	-	-	1,708
Other equity securities	589	-	-	-	-	589
Mortgage and other loans receivable	-	-	5	-	-	5
Other invested assets(c)	-	1	250	-	-	251
Derivative assets:
Interest rate contracts	1	2,170	-	-	-	2,171
Foreign exchange contracts	-	827	4	-	-	831
Equity contracts	188	252	82	-	-	522
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	20	-	-	20
Counterparty netting and cash collateral	-	-	-	(1,464)	(1,159)	(2,623)
Total derivative assets	189	3,249	107	(1,464)	(1,159)	922
Short-term investments	2,078	537	-	-	-	2,615
Separate account assets	87,141	5,657	-	-	-	92,798
Total	$91,645	$225,760	$35,870	$(1,464)	$(1,159)	$350,652
Liabilities:
Policyholder contract deposits	$-	$14	$4,136	$-	$-	$4,150
Derivative liabilities:
Interest rate contracts	2	2,176	22	-	-	2,200
Foreign exchange contracts	-	1,241	4	-	-	1,245
Equity contracts	2	19	-	-	-	21
Credit contracts	-	14	263	-	-	277
Other contracts	-	-	5	-	-	5
Counterparty netting and cash collateral	-	-	-	(1,464)	(1,249)	(2,713)
Total derivative liabilities	4	3,450	294	(1,464)	(1,249)	1,035
Long-term debt	-	2,888	-	-	-	2,888
Other liabilities	46	43	-	-	-	89
Total	$50	$6,395	$4,430	$(1,464)	$(1,249)	$8,162

(a)            Represents netting of derivative exposures covered by qualifying master netting agreements.

(b)            As a result of the adoption of the Recognition and Measurement of Financial Assets and Financial Liabilities standard on January 1, 2018 (Financial Instruments Recognition and Measurement Standard), equity securities are no longer classified and accounted for as available for sale securities.

(c)            Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $5.9 billion and $6.0 billion as of March 31, 2018 and December 31, 2017, respectively.

16           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

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

During the three-month periods ended March 31, 2018 and 2017, we transferred $16 million and $53 million, respectively, of securities issued by Non-U.S. government entities from Level 1 to Level 2, because they are no longer considered actively traded. For similar reasons, during the three-month periods ended March 31, 2018 and 2017, we transferred $191 million and $63 million, respectively, of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the three-month periods ended March 31, 2018 and 2017.

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three-month periods ended March 31, 2018 and 2017 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2018 and 2017:

		Net								Changes in
		Realized and		Purchases,						Unrealized Gains
		Unrealized		Sales,				Reclassified		(Losses) Included
	Fair Value	Gains (Losses)	Other	Issuances and	Gross	Gross		to Assets	Fair Value	in Income on
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	Held for	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	in	out	Businesses	Sale	of Period	at End of Period
Three Months Ended March 31, 2018
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,404	$1	$(75)	$(69)	$-	$-	$-	$-	$2,261	$-
Non-U.S. governments	8	(4)	4	1	-	-	-	-	9	-
Corporate debt	1,173	(57)	10	248	565	(68)	-	-	1,871	-
RMBS	16,136	266	5	(536)	-	(32)	-	-	15,839	-
CMBS	624	6	(17)	(23)	-	(6)	-	-	584	-
CDO/ABS	8,651	8	(88)	(710)	-	(15)	-	-	7,846	-
Total bonds available for sale	28,996	220	(161)	(1,089)	565	(121)	-	-	28,410	-
Other bond securities:
Corporate debt	18	1	-	-	-	-	-	-	19	-
RMBS	1,464	39	-	(76)	-	-	-	-	1,427	51
CMBS	74	(1)	-	(1)	1	-	-	-	73	(1)
CDO/ABS	4,956	89	-	(260)	-	(9)	-	-	4,776	8
Total other bond securities	6,512	128	-	(337)	1	(9)	-	-	6,295	58
Other equity securities(a)	-	-	-	3	-	-	-	-	3	2
Mortgage and other loans receivable	5	-	-	(5)	-	-	-	-	-	-
Other invested assets	250	23	1	18	-	-	-	-	292	30
Total	$35,763	$371	$(160)	$(1,410)	$566	$(130)	$-	$-	$35,000	$90
		Net								Changes in
		Realized and		Purchases,						Unrealized Gains
		Unrealized		Sales,				Reclassified		(Losses) Included
	Fair Value	(Gains) Losses	Other	Issuances and	Gross	Gross		to Liabilities	Fair Value	in Income on
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	Held for	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	in	out	Businesses	Sale	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$4,136	$(506)	$-	$66	$-	$-	$-	$-	$3,696	$604
Derivative liabilities, net:
Interest rate contracts	22	(3)	-	(2)	-	-	-	-	17	3
Foreign exchange contracts	-	(10)	-	11	-	-	-	-	1	3
Equity contracts	(82)	4	-	-	-	-	-	-	(78)	(4)
Credit contracts	262	(10)	-	(2)	-	-	-	-	250	10
Other contracts	(15)	(17)	-	20	-	-	-	-	(12)	17
Total derivative liabilities, net(b)	187	(36)	-	27	-	-	-	-	178	29
Long-term debt(c)	-	-	-	-	-	-	-	-	-	-
Total	$4,323	$(542)	$-	$93	$-	$-	$-	$-	$3,874	$633

AIG | First Quarter 2018 Form 10-Q           17

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

		Net								Changes in
		Realized and		Purchases,						Unrealized Gains
		Unrealized		Sales,				Reclassified		(Losses) Included
	Fair Value	Gains (Losses)	Other	Issuances and	Gross	Gross		to Assets	Fair Value	in Income on
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	Held for	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	in	out	Businesses	Sale	of Period	at End of Period
Three Months Ended March 31, 2017
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,040	$2	$(4)	$21	$-	$(18)	$-	$-	$2,041	$-
Non-U.S. governments	17	-	-	(1)	-	-	-	-	16	-
Corporate debt	1,133	(4)	(3)	(13)	136	(170)	-	-	1,079	-
RMBS	16,906	289	151	(858)	8	(9)	-	-	16,487	-
CMBS	2,040	5	5	(348)	-	(699)	-	-	1,003	-
CDO/ABS	7,835	6	48	(102)	-	(32)	-	-	7,755	-
Total bonds available for sale	29,971	298	197	(1,301)	144	(928)	-	-	28,381	-
Other bond securities:
Corporate debt	17	1	-	-	-	-	-	-	18	1
RMBS	1,605	55	-	(125)	-	(33)	-	-	1,502	24
CMBS	155	-	-	(17)	-	(73)	-	-	65	1
CDO/ABS	5,703	173	-	(368)	-	-	-	-	5,508	70
Total other bond securities	7,480	229	-	(510)	-	(106)	-	-	7,093	96
Equity securities available for sale:
Common stock	-	-	-	8	-	-	-	-	8	-
Total equity securities available for sale	-	-	-	8	-	-	-	-	8	-
Other equity securities	-	-	-	-	-	-	-	-	-	-
Mortgage and other loans receivable	11	-	-	-	-	-	-	-	11	-
Other invested assets	204	(1)	(5)	(17)	-	(1)	-	-	180	-
Total	$37,666	$526	$192	$(1,820)	$144	$(1,035)	$-	$-	$35,673	$96
		Net								Changes in
		Realized and		Purchases,						Unrealized Gains
		Unrealized		Sales,				Reclassified		(Losses) Included
	Fair Value	(Gains) Losses	Other	Issuances and	Gross	Gross		to Liabilities	Fair Value	in Income on
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	Held for	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	in	out	Businesses	Sale	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,033	$(45)	$-	$84	$-	$-	$-	$-	$3,072	$98
Derivative liabilities, net:
Interest rate contracts	38	(3)	-	(3)	-	-	-	-	32	3
Foreign exchange contracts	11	-	-	(5)	-	-	-	-	6	-
Equity contracts	(58)	(11)	-	7	-	-	-	-	(62)	5
Credit contracts	329	(15)	-	1	-	-	-	-	315	11
Other contracts	(11)	(19)	-	19	-	-	-	-	(11)	(1)
Total derivative liabilities, net(b)	309	(48)	-	19	-	-	-	-	280	18
Long-term debt(c)	71	12	-	(25)	-	-	-	-	58	(2)
Total	$3,413	$(81)	$-	$78	$-	$-	$-	$-	$3,410	$114

(a)  As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer classified and accounted for as available for sale securities.

(b)  Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(c)  Includes guaranteed investment agreements (GIAs), notes, bonds, loans and mortgages payable.

18           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended March 31, 2018
Bonds available for sale	$282	$(62)	$-	$220
Other bond securities	23	(4)	109	128
Other equity securities	-	-	-	-
Other invested assets	25	-	(2)	23
Three Months Ended March 31, 2017
Bonds available for sale	$298	$-	$-	$298
Other bond securities	75	6	148	229
Other equity securities	-	-	-	-
Other invested assets	-	(3)	2	(1)

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
Three Months Ended March 31, 2018
Policyholder contract deposits	-	(506)	-	(506)
Derivative liabilities, net	-	1	(37)	(36)
Long-term debt	-	-	-	-
Three Months Ended March 31, 2017
Policyholder contract deposits	-	(45)	-	(45)
Derivative liabilities, net	-	(7)	(41)	(48)
Long-term debt	-	-	12	12

AIG | First Quarter 2018 Form 10-Q           19

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three-month periods ended March 31, 2018 and 2017 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements	Settlements, Net(a)
Three Months Ended March 31, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$15	$-	$(84)	$(69)
Non-U.S. governments	2	-	(1)	1
Corporate debt	254	(3)	(3)	248
RMBS	233	(5)	(764)	(536)
CMBS	12	-	(35)	(23)
CDO/ABS	495	(851)	(354)	(710)
Total bonds available for sale	1,011	(859)	(1,241)	(1,089)
Other bond securities:
RMBS	1	(5)	(72)	(76)
CMBS	-	-	(1)	(1)
CDO/ABS	-	(4)	(256)	(260)
Total other bond securities	1	(9)	(329)	(337)
Other equity securities	3	-	-	3
Mortgage and other loans receivable	-	(5)	-	(5)
Other invested assets	22	-	(4)	18
Total assets	$1,037	$(873)	$(1,574)	$(1,410)
Liabilities:
Policyholder contract deposits	$-	$112	$(46)	$66
Derivative liabilities, net	(7)	-	34	27
Long-term debt(b)	-	-	-	-
Total liabilities	$(7)	$112	$(12)	$93
Three Months Ended March 31, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$37	$(5)	$(11)	$21
Non-U.S. governments	-	(1)	-	(1)
Corporate debt	-	-	(13)	(13)
RMBS	339	(244)	(953)	(858)
CMBS	39	(67)	(320)	(348)
CDO/ABS	13	-	(115)	(102)
Total bonds available for sale	428	(317)	(1,412)	(1,301)
Other bond securities:
RMBS	98	(167)	(56)	(125)
CMBS	-	(11)	(6)	(17)
CDO/ABS	-	-	(368)	(368)
Total other bond securities	98	(178)	(430)	(510)
Equity securities available for sale	8	-	-	8
Other equity securities	-	-	-	-
Mortgage and other loans receivable	-	-	-	-
Other invested assets	1	-	(18)	(17)
Total assets	$535	$(495)	$(1,860)	$(1,820)
Liabilities:
Policyholder contract deposits	$-	$70	$14	$84
Derivative liabilities, net	-	-	19	19
Long-term debt(b)	-	-	(25)	(25)
Total liabilities	$-	$70	$8	$78

(a)  There were no issuances during the three-month periods ended March 31, 2018 and 2017, respectively.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

20           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2018 and 2017 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above excludes $24 million and $8 million of net losses related to assets and liabilities transferred into Level 3 during the three-month periods ended March 31, 2018 and 2017, respectively, and includes $1 million of net gains related to assets and liabilities transferred out of Level 3 during the three-month period ended March 31, 2017.

Transfers of Level 3 Assets

During the three-month periods ended March 31, 2018 and 2017, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity.  The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types.

During the three-month periods ended March 31, 2018 and 2017, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments.  Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three-month periods ended March 31, 2018 and 2017.

AIG | First Quarter 2018 Form 10-Q           21

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

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

	Fair Value at
	March 31,	Valuation		Range
(in millions)	2018	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,571	Discounted cash flow	Yield	3.82% - 4.51% (4.16%)

Corporate debt	1,638	Discounted cash flow	Yield	4.74% - 13.88% (9.31%)

RMBS(a)	15,679	Discounted cash flow	Constant prepayment rate	3.71% - 12.82% (8.27%)
			Loss severity	40.73% - 75.96% (58.34%)
			Constant default rate	3.23% - 8.25% (5.74%)
			Yield	2.99% - 5.33% (4.16%)

CDO/ABS(a)	5,200	Discounted cash flow	Yield	3.69% - 4.99% (4.34%)

CMBS	456	Discounted cash flow	Yield	2.82% - 6.34% (4.58%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

Guaranteed minimum withdrawal benefits (GMWB)	1,601	Discounted cash flow	Equity volatility	6.45% - 50.55%
			Base lapse rate	0.35% - 14.00%
			Dynamic lapse multiplier	30.00% - 170.00%
			Mortality multiplier(c)	40.00% - 153.00%
			Utilization	90.00% - 100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	1,517	Discounted cash flow	Lapse rate	0.50% - 40.00%
			Mortality multiplier(c)	42.00% - 162.00%
			Option Budget	1.00% - 4.00%

Indexed Life	554	Discounted cash flow	Base lapse rate	2.00% - 19.00%
			Mortality rate	0.00% - 40.00%

22           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2017	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,620	Discounted cash flow	Yield	3.55% - 4.32% (3.94%)

Corporate debt	1,086	Discounted cash flow	Yield	3.26% - 12.22% (7.74%)

RMBS(a)	16,156	Discounted cash flow	Constant prepayment rate	3.97% - 13.42% (8.69%)
			Loss severity	43.15% - 77.15% (60.15%)
			Constant default rate	3.31% - 8.30% (5.80%)
			Yield	2.73% - 5.19% (3.96%)

CDO/ABS(a)	5,254	Discounted cash flow	Yield	3.38% - 4.78% (4.08%)

CMBS	487	Discounted cash flow	Yield	2.22% - 7.77% (4.99%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

GMWB	1,994	Discounted cash flow	Equity volatility	6.45% - 51.25%
			Base lapse rate	0.35% - 14.00%
			Dynamic lapse multiplier	30.00% - 170.00%
			Mortality multiplier(c)	40.00% - 153.00%
			Utilization	90.00% - 100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	1,603	Discounted cash flow	Lapse rate	0.50% - 40.00%
			Mortality multiplier(c)	42.00% - 162.00%
			Option Budget	1.00% - 4.00%

Indexed Life	515	Discounted cash flow	Base lapse rate	2.00% - 19.00%
			Mortality rate	0.00% - 40.00%

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

AIG | First Quarter 2018 Form 10-Q           23

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

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

Embedded derivatives within Policyholder contract deposits

Embedded derivatives reported within Policyholder contract deposits include GMWB within variable annuity products and interest crediting rates based on market indices within index annuities, indexed life and GICs.  For any given contract, assumptions for unobservable inputs vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. The following unobservable inputs are used for valuing embedded derivatives measured at fair value:

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

24           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

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

		March 31, 2018		December 31, 2017
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,261	$719	$1,243	$706

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	238	166	210	187

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	145	133	134	73

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	109	43	113	42

Other	Includes multi-strategy, mezzanine and other strategies	492	198	428	219
Total private equity funds		2,245	1,259	2,128	1,227
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	1,074	-	1,128	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	1,196	-	1,233	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	1,045	-	1,011	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	170	8	266	8

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	204	3	231	4
Total hedge funds		3,689	11	3,869	12
Total		$5,934	$1,270	$5,997	$1,239

AIG | First Quarter 2018 Form 10-Q           25

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments. At March 31, 2018, assuming average original expected lives of 10 years for the funds, 55 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 23 percent between four and six years and 22 percent between seven and 10 years.

The hedge fund investments included above, which are carried at fair value, are generally redeemable monthly (26 percent), quarterly (40 percent), semi-annually (11 percent) and annually (23 percent), with redemption notices ranging from one day to 180 days. At March 31, 2018, investments representing approximately 55 percent of the total fair value of these hedge fund investments had partial contractual redemption restrictions. These partial redemption restrictions are generally related to one or more investments held in the hedge funds that the fund manager deemed to be illiquid. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre-defined end dates. The majority of these restrictions are generally expected to be lifted by the end of 2018.

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Three Months Ended March 31,	Gain (Loss)
(in millions)	2018	2017
Assets:
Bond and equity securities	$23	$349
Alternative investments(a)	128	181
Liabilities:
Long-term debt(b)	52	(15)
Total gain	$203	$515

(a)  Includes certain hedge funds, private equity funds and other investment partnerships.

(b)  Includes GIAs, notes, bonds and mortgages payable.

We recognized gains of $3 million during the three-month period ended March 31, 2017, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, we are required to record unrealized gains and losses attributable to the observable effect of changes in credit spreads on our liabilities for which the fair value option was elected in Other Comprehensive Income.  The total unrealized gain recognized in Other Comprehensive Income for the three-month period ended March 31, 2018 was $2 million.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	March 31, 2018			December 31, 2017
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$-	$-	$-	$5	$5	$-
Liabilities:
Long-term debt*	$2,820	$2,311	$509	$2,888	$2,280	$608

*    Includes GIAs, notes, bonds, loans and mortgages payable.

26           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended March 31,
(in millions)	Level 1	Level 2	Level 3	Total	2018	2017
March 31, 2018
Other investments	$-	$-	$95	$95	$28	$17
Investments in life settlements	-	-	-	-	-	41
Other assets*	-	-	-	-	-	35
Total	$-	$-	$95	$95	$28	$93
December 31, 2017
Other investments	$-	$-	$55	$55
Investments in life settlements	-	-	-	-
Other assets	-	-	-	-
Total	$-	$-	$55	$55

*    Impairments in 2017 included $35 million related to other assets of $179 million that were reclassified to assets held for sale.

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
March 31, 2018
Assets:
Mortgage and other loans receivable	$-	$114	$38,558	$38,672	$38,540
Other invested assets	-	764	6	770	767
Short-term investments	-	11,522	-	11,522	11,522
Cash	2,103	-	-	2,103	2,103
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	373	121,648	122,021	117,265
Other liabilities	-	3,210	-	3,210	3,210
Long-term debt	-	24,488	4,507	28,995	30,799
December 31, 2017
Assets:
Mortgage and other loans receivable	$-	$117	$37,644	$37,761	$37,018
Other invested assets	-	590	6	596	593
Short-term investments	-	7,771	-	7,771	7,771
Cash	2,362	-	-	2,362	2,362
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	387	121,809	122,196	114,326
Other liabilities	-	4,494	-	4,494	4,494
Long-term debt	-	23,930	4,313	28,243	28,752

AIG | First Quarter 2018 Form 10-Q           27

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

5. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities(a):

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(b)
March 31, 2018
Bonds available for sale:
U.S. government and government sponsored entities	$2,764	$121	$(52)	$2,833	$-
Obligations of states, municipalities and political subdivisions	16,943	941	(73)	17,811	-
Non-U.S. governments	15,350	570	(197)	15,723	-
Corporate debt	127,106	6,020	(1,787)	131,339	13
Mortgage-backed, asset-backed and collateralized:
RMBS	33,131	3,150	(392)	35,889	1,343
CMBS	13,558	273	(222)	13,609	29
CDO/ABS	16,500	284	(74)	16,710	26
Total mortgage-backed, asset-backed and collateralized	63,189	3,707	(688)	66,208	1,398
Total bonds available for sale(c)	225,352	11,359	(2,797)	233,914	1,411
December 31, 2017
Bonds available for sale:
U.S. government and government sponsored entities	$2,532	$160	$(36)	$2,656	$-
Obligations of states, municipalities and political subdivisions	17,377	1,297	(30)	18,644	-
Non-U.S. governments	15,059	717	(117)	15,659	-
Corporate debt	126,310	8,666	(800)	134,176	17
Mortgage-backed, asset-backed and collateralized:
RMBS	34,181	3,273	(220)	37,234	1,568
CMBS	13,538	408	(105)	13,841	42
CDO/ABS	16,464	370	(52)	16,782	29
Total mortgage-backed, asset-backed and collateralized	64,183	4,051	(377)	67,857	1,639
Total bonds available for sale(c)	225,461	14,891	(1,360)	238,992	1,656
Equity securities available for sale:
Common stock	703	379	(21)	1,061	-
Preferred stock	504	29	-	533	-
Mutual funds	98	16	-	114	-
Total equity securities available for sale	1,305	424	(21)	1,708	-
Total	$226,766	$15,315	$(1,381)	$240,700	$1,656

(a)  As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer classified and accounted for as available for sale securities.

(b)  Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

(c)  At March 31, 2018 and December 31, 2017, bonds available for sale held by us that were below investment grade or not rated totaled $30.4 billion and $31.5 billion, respectively.

28           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position(a):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
March 31, 2018
Bonds available for sale:
U.S. government and government sponsored entities	$1,097	$25	$529	$27	$1,626	$52
Obligations of states, municipalities and political
subdivisions	2,010	36	599	37	2,609	73
Non-U.S. governments	5,825	127	893	70	6,718	197
Corporate debt	38,072	1,263	6,701	524	44,773	1,787
RMBS	7,716	206	3,349	186	11,065	392
CMBS	6,105	133	1,347	89	7,452	222
CDO/ABS	3,127	34	831	40	3,958	74
Total bonds available for sale	$63,952	$1,824	$14,249	$973	$78,201	$2,797
December 31, 2017
Bonds available for sale:
U.S. government and government sponsored entities	$770	$23	$332	$13	$1,102	$36
Obligations of states, municipalities and political
subdivisions	586	6	646	24	1,232	30
Non-U.S. governments	3,511	54	857	63	4,368	117
Corporate debt	15,578	453	7,291	347	22,869	800
RMBS	6,212	99	3,790	121	10,002	220
CMBS	3,408	46	1,389	59	4,797	105
CDO/ABS	1,455	24	822	28	2,277	52
Total bonds available for sale	31,520	705	15,127	655	46,647	1,360
Equity securities available for sale:
Common stock	136	21	-	-	136	21
Mutual funds	1	-	-	-	1	-
Total equity securities available for sale	137	21	-	-	137	21
Total	$31,657	$726	$15,127	$655	$46,784	$1,381

(a)  As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer classified and accounted for as available for sale securities.

At March 31, 2018, we held 12,137 individual fixed maturity securities, that were in an unrealized loss position, of which 2,015 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2018 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

AIG | First Quarter 2018 Form 10-Q           29

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2018
Due in one year or less	$8,393	$8,524	$1,881	$1,872
Due after one year through five years	46,987	48,261	11,548	11,232
Due after five years through ten years	42,637	42,973	22,337	21,507
Due after ten years	64,146	67,948	22,069	21,115
Mortgage-backed, asset-backed and collateralized	63,189	66,208	23,163	22,475
Total	$225,352	$233,914	$80,998	$78,201
December 31, 2017
Due in one year or less	$7,932	$8,071	$1,526	$1,515
Due after one year through five years	47,179	49,093	7,764	7,571
Due after five years through ten years	42,617	43,944	11,559	11,143
Due after ten years	63,550	70,027	9,705	9,342
Mortgage-backed, asset-backed and collateralized	64,183	67,857	17,453	17,076
Total	$225,461	$238,992	$48,007	$46,647

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	2018		2017
	Gross	Gross	Gross	Gross
Three Months Ended March 31,	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses
Fixed maturity securities	$70	$60	$333	$178
Equity securities	16	-	17	16
Total	$86	$60	$350	$194

For the three-month periods ended March 31, 2018 and 2017, the aggregate fair value of available for sale securities sold was $5.5 billion and $15.8 billion, respectively, which resulted in net realized capital gains of $26 million and $156 million, respectively.

30           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	March 31, 2018		December 31, 2017
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$2,777	20%	$2,802	21%
Non-U.S. governments	54	-	57	1
Corporate debt	1,803	13	1,909	14
Mortgage-backed, asset-backed and collateralized:
RMBS	1,818	13	1,885	14
CMBS	566	4	559	4
CDO/ABS and other collateralized*	5,379	38	5,560	42
Total mortgage-backed, asset-backed and collateralized	7,763	55	8,004	60
Total fixed maturity securities	12,397	88	12,772	96
Equity securities	1,725	12	589	4
Total	$14,122	100%	$13,361	100%

*    Includes $220 million and $251 million of U.S. government agency-backed ABS at March 31, 2018 and December 31, 2017, respectively.

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	March 31,	December 31,
(in millions)	2018	2017
Alternative investments(a) (b)	$11,125	$11,308
Investment real estate(c)	8,636	8,258
Aircraft asset investments(d)	201	206
All other investments	1,221	1,050
Total	$21,183	$20,822

(a)  At March 31, 2018, included hedge funds of $5.5 billion, private equity funds of $5.2 billion, and affordable housing partnerships of $483 million. At December 31, 2017, included hedge funds of $5.8 billion, private equity funds of $5.0 billion, and affordable housing partnerships of $543 million.

(b)  Approximately 69 percent of our hedge fund portfolio is available for redemption in 2018, an additional 31 percent will be available between 2019 and 2027.

(c)  Net of accumulated depreciation of $556 million and $515 million in March 31, 2018 and December 31, 2017, respectively.

(d)  Consists of investments in aircraft equipment held in a consolidated trust.

AIG | First Quarter 2018 Form 10-Q           31

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Net Investment Income

The following table presents the components of Net investment income:

Three Months Ended March 31,
(in millions)	2018	2017
Available for sale fixed maturity securities, including short-term investments	$2,610	$2,667
Other fixed maturity securities	(21)	134
Equity securities(a)	(32)	5
Interest on mortgage and other loans	450	393
Alternative investments(b)	337	448
Real estate	31	49
Other investments	10	116
Total investment income	3,385	3,812
Investment expenses	124	126
Net investment income	$3,261	$3,686

(a)  Upon the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, the change in fair value of all equity securities is included in Net Investment Income.

(b)  Includes income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds for which we elected the fair value option are recorded as of the balance sheet date. Other hedge funds are generally reported on a one-month lag, while private equity funds are generally reported on a one-quarter lag.

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

Three Months Ended March 31,
(in millions)	2018	2017
Sales of fixed maturity securities	$10	$155
Sales of equity securities	16	1
Other-than-temporary impairments:
Severity	-	-
Change in intent	(49)	(1)
Foreign currency declines	(6)	(10)
Issuer-specific credit events	(32)	(57)
Adverse projected cash flows	-	-
Provision for loan losses	(24)	6
Foreign exchange transactions	53	159
Variable annuity embedded derivatives, net of related hedges	147	(389)
All other derivatives and hedge accounting	(225)	13
Impairments on investments in life settlements	-	(41)
Other	91	49
Net realized capital losses	$(19)	$(115)

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

Three Months Ended March 31,
(in millions)	2018	2017
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(4,969)	$773
Equity securities(a)	-	114
Other investments	(25)	(54)
Total increase (decrease) in unrealized appreciation (depreciation) of investments(b)	$(4,994)	$833

(a)  As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer classified and accounted for as available for sale securities.

32           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

(b)  Excludes net unrealized losses attributable to businesses held for sale.

The following table summarizes the unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date*:

Three Months Ended March 31, 2018		Other Invested
(in millions)	Equities	Assets	Total
Net gains and losses recognized during the period on equity securities	$(31)	$192	$161
Less: Net gains and losses recognized during the period on equity securities sold
during the period	(8)	(1)	(9)
Unrealized gains and losses recognized during the reporting period on equity
securities still held at the reporting date	$(23)	$193	$170

*  The table includes a gain of $72 million in Other Invested Assets and a loss of $31 million in Equities recorded during the three-month period ended March 31, 2018, as a result of the new Financial Instruments Recognition and Measurement Standard.

Evaluating Investments for Other-Than-Temporary Impairments

For a discussion of our policy for evaluating investments for other-than-temporary impairments see Note 6 to the Consolidated Financial Statements in the 2017 Annual Report.

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

Three Months Ended March 31,
(in millions)	2018	2017
Balance, beginning of year	$526	$1,098
Increases due to:
Credit impairments on new securities subject to impairment losses	14	17
Additional credit impairments on previously impaired securities	17	30
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(51)	(11)
Accretion on securities previously impaired due to credit*	(148)	(188)
Balance, end of period	$358	$946

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

AIG | First Quarter 2018 Form 10-Q           33

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$36,711
Cash flows expected to be collected*	30,121
Recorded investment in acquired securities	20,334

*    Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	March 31, 2018	December 31, 2017
Outstanding principal balance	$14,253	$14,718
Amortized cost	10,141	10,492
Fair value	11,977	12,293

The following table presents activity for the accretable yield on PCI securities:

Three Months Ended March 31,
(in millions)	2018	2017
Balance, beginning of period	$7,501	$7,498
Newly purchased PCI securities	23	88
Disposals	-	(18)
Accretion	(187)	(210)
Effect of changes in interest rate indices	206	21
Net reclassification from (to) non-accretable difference, including effects of prepayments	58	214
Balance, end of period	$7,601	$7,593

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	March 31, 2018	December 31, 2017
Fixed maturity securities available for sale	$1,767	$2,911
Other bond securities, at fair value	$1,381	$1,585

At March 31, 2018 and December 31, 2017, amounts borrowed under repurchase and securities lending agreements totaled $3.2 billion and $4.5 billion, respectively.

34           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
March 31, 2018
Bonds available for sale:
Non-U.S. governments	$-	$94	$18	$-	$-	$112
Corporate debt	-	34	6	-	-	40
Other bond securities:
U.S. government and government sponsored entities	15	-	-	-	-	15
Non-U.S. governments	-	-	3	-	-	3
Corporate debt	-	93	18	-	-	111
Total	$15	$221	$45	$-	$-	$281

December 31, 2017
Bonds available for sale:
Non-U.S. governments	$-	$7	$19	$-	$-	$26
Corporate debt	-	13	35	-	-	48
Other bond securities:
U.S. government and government sponsored entities	44	-	-	-	-	44
Non-U.S. governments	-	-	11	-	-	11
Corporate debt	-	387	1,065	-	-	1,452
Total	$44	$407	$1,130	$-	$-	$1,581

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
March 31, 2018
Bonds available for sale:
Non-U.S. governments	$-	$-	$32	$5	$-	$37
Corporate debt	-	235	1,224	119	-	1,578
Other bond securities:
Non-U.S. governments	-	-	7	-	-	7
Corporate debt	-	175	995	75	-	1,245
Total	$-	$410	$2,258	$199	$-	$2,867

December 31, 2017
Bonds available for sale:
Non-U.S. governments	$-	$-	$18	$-	$-	$18
Corporate debt	-	588	2,231	-	-	2,819
Other bond securities:
Non-U.S. governments	-	-	22	-	-	22
Corporate debt	-	-	56	-	-	56
Total	$-	$588	$2,327	$-	$-	$2,915

AIG | First Quarter 2018 Form 10-Q           35

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	March 31, 2018	December 31, 2017
Securities collateral pledged to us	$5,020	$2,227
Amount sold or repledged by us	$97	$46

At March 31, 2018 and December 31, 2017, amounts loaned under reverse repurchase agreements totaled $5.0 billion and $2.2 billion, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $5.2 billion and $4.9 billion at March 31, 2018 and December 31, 2017, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $192 million and $93 million of stock in FHLBs at March 31, 2018 and December 31, 2017, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.5 billion and $1.6 billion, respectively, at March 31, 2018 and $2.7 billion and $471 million, respectively, at December 31, 2017.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.8 billion and $2.0 billion at March 31, 2018 and December 31, 2017, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $242 million and $255 million, comprised of bonds available for sale and short term investments at March 31, 2018 and December 31, 2017, respectively.

36           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  6. Lending Activities

6. Lending Activities

The following table presents the composition of Mortgage and other loans receivable, net:

	March 31,	December 31,
(in millions)	2018	2017
Commercial mortgages*	$29,699	$28,596
Residential mortgages	5,811	5,398
Life insurance policy loans	2,203	2,295
Commercial loans, other loans and notes receivable	1,174	1,056
Total mortgage and other loans receivable	38,887	37,345
Allowance for credit losses	(347)	(322)
Mortgage and other loans receivable, net	$38,540	$37,023

*    Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 22 percent and 11 percent, respectively, at March 31, 2018, and 23 percent and 12 percent, respectively, at December 31, 2017).

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
March 31, 2018
Loan-to-Value Ratios(b)
Less than 65%	$17,506	$2,121	$349	$19,976
65% to 75%	7,240	192	179	7,611
76% to 80%	943	-	-	943
Greater than 80%	885	211	73	1,169
Total commercial mortgages	$26,574	$2,524	$601	$29,699

December 31, 2017
Loan-to-Value Ratios(b)
Less than 65%	$18,000	$1,525	$351	$19,876
65% to 75%	6,038	193	184	6,415
76% to 80%	569	40	-	609
Greater than 80%	1,416	206	74	1,696
Total commercial mortgages	$26,023	$1,964	$609	$28,596

(a)  The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 2.0X and 2.1X at March 31, 2018 and December 31, 2017, respectively.

(b)  The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 61 percent and 57 percent at March 31, 2018, and December 31, 2017, respectively.

AIG | First Quarter 2018 Form 10-Q           37

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  6. Lending Activities

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
March 31, 2018
Credit Quality Performance
Indicator:
In good standing	775	$8,790	$8,633	$5,190	$2,573	$2,365	$1,994	$29,545	99%
Restructured(a)	5	-	115	23	-	16	-	154	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	780	$8,790	$8,748	$5,213	$2,573	$2,381	$1,994	$29,699	100%
Allowance for credit losses:
Specific		$-	$3	$20	$-	$1	$-	$24	-%
General		79	95	34	9	16	17	250	1
Total allowance for credit losses		$79	$98	$54	$9	$17	$17	$274	1%
December 31, 2017
Credit Quality Performance
Indicator:
In good standing	778	$8,163	$8,585	$5,338	$2,023	$2,373	$1,960	$28,442	99%
Restructured(a)	5	-	115	23	-	16	-	154	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	783	$8,163	$8,700	$5,361	$2,023	$2,389	$1,960	$28,596	100%
Allowance for credit losses:
Specific		$-	$3	$1	$-	$1	$-	$5	-%
General		72	94	37	6	15	18	242	1
Total allowance for credit losses		$72	$97	$38	$6	$16	$18	$247	1%

(a)  Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings see Note 7 to the Consolidated Financial Statements in the 2017 Annual Report.

(b)  Does not reflect allowance for credit losses.

(c)  Our commercial mortgage loan portfolio is current as to payments of principal and interest, for both periods presented.  There were no significant amounts of nonperforming commercial mortgages (defined as those loans where payment of contractual principal or interest is more than 90 days past due) during any of the periods presented.

Allowance for Credit Losses

For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment see Note 7 to the Consolidated Financial Statements in the 2017 Annual Report

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2018			2017
Three Months Ended March 31,	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$247	$75	$322	$194	$103	$297
Loans charged off	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-
Net charge-offs	-	-	-	-	-	-
Provision for loan losses	27	(2)	25	13	(21)	(8)
Other	-	-	-	-	-	-
Allowance, end of period	$274 *	$73	$347	$207 *	$82	$289

*    Of the total allowance, $23 million and $7 million relate to individually assessed credit losses on $82 million and $266 million of commercial mortgages at March 31, 2018 and 2017, respectively.

38           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  6. Lending Activities

There were no loans modified in troubled debt restructurings during the three-month periods ended March 31, 2018 and March 31, 2017.

7. Variable Interest Entities

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Affordable Housing Partnerships	Other	Total
March 31, 2018
Assets:
Bonds available for sale	$-	$8,484	$-	$-	$8,484
Other bond securities	-	4,349	-	3	4,352
Mortgage and other loans receivable	-	2,759	-	-	2,759
Other invested assets	1,413	201	3,314	25	4,953
Other(a)	308	1,492	309	84	2,193
Total assets(b)	$1,721	$17,285	$3,623	$112	$22,741
Liabilities:
Long-term debt	$741	$1,965	$1,969	$5	$4,680
Other (c)	135	164	187	25	511
Total liabilities	$876	$2,129	$2,156	$30	$5,191
December 31, 2017
Assets:
Bonds available for sale	$-	$9,632	$-	$-	$9,632
Other bond securities	-	4,518	-	3	4,521
Mortgage and other loans receivable	-	2,290	-	-	2,290
Other invested assets	1,365	206	3,087	25	4,683
Other(a)	302	1,481	350	85	2,218
Total assets(b)	$1,667	$18,127	$3,437	$113	$23,344
Liabilities:
Long-term debt	$680	$1,624	$1,825	$5	$4,134
Other(c)	144	244	181	26	595
Total liabilities	$824	$1,868	$2,006	$31	$4,729

(a)  Comprised primarily of Short-term investments and Other assets at March 31, 2018 and December 31, 2017.

(b)  The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  Comprised primarily of Other liabilities at March 31, 2018 and December 31, 2017.

(d)  At March 31, 2018 and December 31, 2017, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $133 million and $86 million, respectively.

(e)  At March 31, 2018 and December 31, 2017, $16.7 billion and $17.6 billion, respectively, of the total assets of consolidated securitization vehicles were owed to AIG Parent or its subsidiaries.

AIG | First Quarter 2018 Form 10-Q           39

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  7. Variable Interest Entities

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
March 31, 2018
Real estate and investment entities(a)	$371,105	$9,054	$1,988		$11,042
Affordable housing partnerships	4,146	669	-		669
Other	2,908	219	1,203	(c)	1,422
Total	$378,159	$9,942	$3,191		$13,133
December 31, 2017
Real estate and investment entities(a)	$380,030	$9,253	$2,043		$11,296
Affordable housing partnerships	4,468	725	-		725
Other	2,703	254	1,205	(c)	1,459
Total	$387,201	$10,232	$3,248		$13,480

(a)  Comprised primarily of hedge funds and private equity funds.

(b)  At March 31, 2018 and December 31, 2017, $9.6 billion and $9.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

(c)  These amounts represent our estimate of the maximum exposure to loss under certain insurance policies issued to VIEs if a hypothetical loss occurred to the extent of the full amount of the insured value.  Our insurance policies cover defined risks and our estimate of liability is included in our insurance reserves on the balance sheet.

For additional information on VIEs see Note 10 to the Consolidated Financial Statements in the 2017 Annual Report.

8. Derivatives and Hedge Accounting

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations.

For a discussion of our accounting policies and procedures regarding derivatives and hedge accounting see Note 11 to the Consolidated Financial Statements in the 2017 Annual Report.

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

40           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  8. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2018				December 31, 2017
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$10	$-	$866	$21	$-	$-	$838	$15
Foreign exchange contracts	3,236	122	4,511	350	2,823	173	4,783	350
Equity contracts	-	-	-	-	-	-	159	19
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	42,688	2,549	26,505	2,182	37,751	2,171	26,461	2,185
Foreign exchange contracts	8,471	673	11,543	867	6,305	658	11,093	895
Equity contracts	15,465	268	4,261	13	19,975	522	1,130	2
Credit contracts(b)	9	2	1,412	264	4	1	1,365	277
Other contracts(c)	38,518	17	59	5	39,829	20	59	5
Total derivatives, gross	$108,397	$3,631	$49,157	$3,702	$106,687	$3,545	$45,888	$3,748
Counterparty netting(d)		(1,589)		(1,589)		(1,464)		(1,464)
Cash collateral(e)		(1,268)		(980)		(1,159)		(1,249)
Total derivatives on condensed
consolidated balance sheets(f)		$774		$1,133		$922		$1,035

(a)  Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)  As of March 31, 2018 and December 31, 2017, included CDSs on super senior multi-sector CDOs with a net notional amount of $661 million and $685 million (fair value liability of $245 million and $254 million), respectively. The expected weighted average maturity as of March 31, 2018 is six years. Because of long-term maturities of the CDSs in the portfolio, we are unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the portfolio. As of March 31, 2018 and December 31, 2017, there were no super senior corporate debt/CLOs remaining.

(c)  Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d)  Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)  Represents cash collateral posted and received that is eligible for netting.

(f)  Freestanding derivatives only, excludes Embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively.  Fair value of assets related to bifurcated Embedded derivatives was zero at both March 31, 2018 and December 31, 2017. Fair value of liabilities related to bifurcated Embedded derivatives was $3.7 billion and $4.1 billion, respectively, at March 31, 2018 and December 31, 2017. A bifurcated Embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

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

Collateral posted by us to third parties for derivative transactions was $2.7 billion and $2.9 billion at March 31, 2018 and December 31, 2017, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.4 billion and $1.3 billion at March 31, 2018 and December 31, 2017, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

AIG | First Quarter 2018 Form 10-Q           41

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  8. Derivatives and Hedge Accounting

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates.  For the three-month periods ended March 31, 2018 and 2017, we recognized losses of $120 million and $42 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:		Including Gains/(Losses) Attributable to:
	Hedging	Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Three Months Ended March 31, 2018
Interest rate contracts:
Realized capital gains/(losses)	$(8)	$9	$1	$-	$-
Foreign exchange contracts:
Realized capital gains/(losses)	(41)	8	-	(33)	-
Other income	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	-	-	-	-	-
Three Months Ended March 31, 2017
Interest rate contracts:
Realized capital gains/(losses)	$(1)	$1	$-	$-	$-
Foreign exchange contracts:
Realized capital gains/(losses)	52	(42)	-	10	-
Other income	-	1	-	-	1
Equity contracts
Realized capital gains/(losses)	(2)	-	-	(2)	-

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

42           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  8. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses)
Three Months Ended March 31,	Recognized in Earnings
(in millions)	2018	2017
By Derivative Type:
Interest rate contracts	$(398)	$(152)
Foreign exchange contracts	(139)	(46)
Equity contracts	(73)	(314)
Credit contracts	11	15
Other contracts	17	18
Embedded derivatives	591	146
Total	$9	$(333)
By Classification:
Policy fees	$17	$20
Net investment income	(4)	(2)
Net realized capital losses	(13)	(384)
Other income	12	33
Policyholder benefits and claims incurred	(3)	-
Total	$9	$(333)

Credit Risk-Related Contingent Features

We estimate that at March 31, 2018, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $81 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $521 million and $572 million at March 31, 2018 and December 31, 2017, respectively. The aggregate fair value of assets posted as collateral under these contracts at March 31, 2018 and December 31, 2017, was approximately $557 million and $676 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $4.2 billion and $4.4 billion at March 31, 2018 and December 31, 2017, respectively. These securities have par amounts of $8.9 billion and $9.1 billion at March 31, 2018 and December 31, 2017, respectively, and have remaining stated maturity dates that extend to 2052.

AIG | First Quarter 2018 Form 10-Q           43

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Insurance Liabilities

9. Insurance Liabilities

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

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.3 billion and $12.6 billion at March 31, 2018 and December 31, 2017, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim.  Thus, these recoverable amounts represent a credit exposure to us. At both March 31, 2018 and December 31, 2017, we held collateral of approximately $9.5 billion for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements.

The following table presents the roll-forward of activity in Loss Reserves:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Liability for unpaid loss and loss adjustment expenses, beginning of period	$78,393	$77,077
Reinsurance recoverable	(26,708)	(15,532)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	51,685	61,545
Losses and loss adjustment expenses incurred:
Current year	4,698	4,300
Prior years, excluding discount and amortization of deferred gain	(40)	63
Prior years, discount charge (benefit)	(205)	(25)
Prior years, amortization of deferred gain on retroactive reinsurance	(39)	(38)
Total losses and loss adjustment expenses incurred	4,414	4,300
Losses and loss adjustment expenses paid:
Current year	(610)	(571)
Prior years	(4,779)	(4,753)
Total losses and loss adjustment expenses paid	(5,389)	(5,324)
Other changes:
Foreign exchange effect	274	(105)
Retroactive reinsurance adjustment (net of discount)(a)	(97)	(11,199)
Reclassified to liabilities held for sale(b)	-	(87)
Total other changes	177	(11,391)
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	50,887	49,130
Reinsurance recoverable	27,211	26,920
Total	$78,098	$76,050

(a)  Includes discount on retroactive reinsurance in the amount of $128 million and $1.7 billion for the three-month periods ended March 31, 2018 and 2017, respectively.

(b)  Represents change in loss reserves included in our sale of certain of our insurance operations to Fairfax Financial Holdings Limited (Fairfax) for the three-month period ended March 31, 2017.  Upon consummation of the sale, we retained a portion of these reserves through reinsurance arrangements.

44           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Insurance Liabilities

On January 20, 2017, we entered into an adverse development reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion.  At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion.  We account for this transaction as retroactive reinsurance. We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire has provided a parental guarantee to secure the obligations of NICO under the agreement. The total paid claims subject to the agreement as of March 31, 2018 were below the attachment point.

Discounting of Loss Reserves

At March 31, 2018, the loss reserves reflect a net loss reserve discount of $1.9 billion, including tabular and non-tabular calculations based upon the following assumptions:

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

The discount consists of $622 million of tabular discount and $1.3 billion of non-tabular discount for workers’ compensation. During the three-month periods ended March 31, 2018 and 2017, the benefit/(charge) from changes in discount of $205 million and $25 million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Consolidated Statement of Income.

The following table presents the components of the loss reserve discount discussed above:

	March 31, 2018			December 31, 2017
	North	Legacy Portfolio		North	Legacy Portfolio
	America	- General		America	- General
	Commercial	Insurance run-off		Commercial	Insurance run-off
(in millions)	Insurance	Insurance Lines	Total	Insurance	Insurance Lines	Total
U.S. workers' compensation	$2,652	$936	$3,588	$2,465	$918	$3,383
Retroactive reinsurance	(1,667)	-	(1,667)	(1,539)	-	(1,539)
Total reserve discount*	$985	$936	$1,921	$926	$918	$1,844

* Excludes $177 million and $173 million of discount related to certain long tail liabilities in the United Kingdom at March 31, 2018 and December 31, 2017, respectively.

AIG | First Quarter 2018 Form 10-Q           45

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Insurance Liabilities

The following tables presents the net loss reserve discount benefit (charge):

Three Months Ended March 31,	2018			2017
	North	Legacy Portfolio		North	Legacy Portfolio
	America	- General		America	- General
	Commercial	Insurance run-off		Commercial	Insurance run-off
(in millions)	Insurance	Insurance Lines	Total	Insurance	Insurance Lines	Total
Current accident year	$19	$-	$19	$32	$-	$32
Accretion and other adjustments
to prior year discount	45	(18)	27	(48)	(16)	(64)
Effect of interest rate changes	123	36	159	39	18	57
Net reserve discount
benefit (charge)	187	18	205	23	2	25
Change in discount on loss reserves
ceded under retroactive reinsurance	(128)	-	(128)	(1,655)	-	(1,655)
Net change in total reserve
discount(a)	$59	$18	$77	$(1,632)	$2	$(1,630)

(a)  Excludes $(5) million and $(1) million of discount related to certain long tail liabilities in the United Kingdom for the three-month periods ended March 31, 2018 and 2017, respectively.

During the first quarters of 2018 and 2017, effective interest rates increased due to an increase in the forward yield curve component of the discount rates reflecting an incline in U.S. Treasury rates along with the changes in payout pattern assumptions. This resulted in an increase in the loss reserve discount by $159 million in first quarter 2018 and $57 million in first quarter 2017.

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

46           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  10. Contingencies, Commitments and Guarantees

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

On October 6, 2017, SICO filed a petition for writ of certiorari with the United States Supreme Court. On March 26, 2018, the Supreme Court denied SICO’s petition and the SICO Treasury Action has now concluded.

Tax Litigation

We are party to pending tax litigation before the Southern District of New York. For additional information see Note 14 to the Condensed Consolidated Financial Statements.

AIG | First Quarter 2018 Form 10-Q           47

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  10. Contingencies, Commitments and Guarantees

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.9 billion at March 31, 2018.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and related subsidiaries (collectively AIGFP) and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at March 31, 2018 was $85 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

Other

•     For additional discussion on commitments and guarantees associated with VIEs see Note 7 to the Condensed Consolidated Financial Statements.

•     For additional disclosures about derivatives see Note 8 to the Condensed Consolidated Financial Statements.

•     For additional disclosures about guarantees of outstanding debt see Note 15 to the Condensed Consolidated Financial Statements.

48           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  11. Equity

11. Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares:

Three Months Ended March 31, 2018	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Shares, beginning of year	1,906,671,492	(1,007,626,835)	899,044,657
Shares issued	-	4,021,554	4,021,554
Shares repurchased	-	(5,384,703)	(5,384,703)
Shares, end of period	1,906,671,492	(1,008,989,984)	897,681,508

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

The following table presents record date, payment date and dividends paid per share on AIG Common Stock:

		Dividends Paid
Record Date	Payment Date	Per Share
March 15, 2018	March 29, 2018	0.32
March 15, 2017	March 29, 2017	0.32

For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries see Note 19 to the Consolidated Financial Statements in the 2017 Annual Report.

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock and warrants to purchase shares of AIG Common Stock:

Three Months Ended March 31,
(in millions)	2018	2017
Aggregate repurchases of common stock	$298	$3,585
Total number of common shares repurchased	5	56
Aggregate repurchases of warrants	$2	$-
Total number of warrants repurchased*	-	-

*    For the three-month period ended March 31, 2018, we repurchased 97,553 warrants to purchase shares of AIG Common Stock.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors authorized an additional increase of $2.5 billion to its previous share repurchase authorization. As of March 31, 2018, approximately $2.0 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

The timing of any future repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

AIG | First Quarter 2018 Form 10-Q           49

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  11. Equity

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, December 31, 2017, net of tax	$793	$7,693	$(2,090)	$(931)	$-	$5,465
Cumulative effect of change in
accounting principles	169	(285)	(284)	(183)	7	(576)
Change in unrealized depreciation of investments	(240)	(4,754)	-	-	-	(4,994)
Change in deferred policy acquisition costs
adjustment and other	30	634	-	-	-	664
Change in future policy benefits	-	741	-	-	-	741
Change in foreign currency translation adjustments	-	-	172	-	-	172
Change in net actuarial loss	-	-	-	16	-	16
Change in prior service credit	-	-	-	(4)	-	(4)
Change in deferred tax asset (liability)	60	671	(14)	17	-	734
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	2	2
Total other comprehensive income (loss)	(150)	(2,708)	158	29	2	(2,669)
Noncontrolling interests	-	-	-	-	-	-
Balance, March 31, 2018, net of tax	$812	$4,700	$(2,216)	$(1,085)	$9	$2,220

Balance, December 31, 2016, net of tax	$426	$6,405	$(2,629)	$(972)	$-	$3,230
Change in unrealized appreciation of investments	143	690	-	-	-	833
Change in deferred policy acquisition costs
adjustment and other*	32	38	-	-	-	70
Change in future policy benefits	-	(86)	-	-	-	(86)
Change in foreign currency translation adjustments	-	-	(304)	-	-	(304)
Change in net actuarial loss	-	-	-	25	-	25
Change in prior service cost	-	-	-	3	-	3
Change in deferred tax asset (liability)	(61)	53	28	(10)	-	10
Total other comprehensive income (loss)	114	695	(276)	18	-	551
Noncontrolling interests	-	-	-	-	-	-
Balance, March 31, 2017, net of tax	$540	$7,100	$(2,905)	$(954)	$-	$3,781

*    Includes net unrealized gains attributable to businesses held for sale.

50           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  11. Equity

The following table presents the other comprehensive income reclassification adjustments for the three-month periods ended March 31, 2018 and 2017, respectively:

	Unrealized Appreciation
	(Depreciation) of Fixed				Fair Value of
	Maturity Investments	Unrealized			Liabilities Under
	on Which Other-Than-	Appreciation	Foreign	Retirement	Fair Value Option
	Temporary Credit	(Depreciation)	Currency	Plan	Attributable to
	Impairments Were	of All Other	Translation	Liabilities	Changes in
(in millions)	Recognized	Investments	Adjustments	Adjustment	Own Credit Risk	Total
March 31, 2018
Unrealized change arising during period	$(208)	$(3,386)	$172	$3	$2	$(3,417)
Less: Reclassification adjustments
included in net income	2	(7)	-	(9)	-	(14)
Total other comprehensive income (loss),
before income tax expense (benefit)	(210)	(3,379)	172	12	2	(3,403)
Less: Income tax expense (benefit)	(60)	(671)	14	(17)	-	(734)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(150)	$(2,708)	$158	$29	$2	$(2,669)

March 31, 2017
Unrealized change arising during period	$190	$835	$(304)	$18	$-	$739
Less: Reclassification adjustments
included in net income	15	193	-	(10)	-	198
Total other comprehensive income (loss),
before income tax expense (benefit)	175	642	(304)	28	-	541
Less: Income tax expense (benefit)	61	(53)	(28)	10	-	(10)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$114	$695	$(276)	$18	$-	$551

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified
	from Accumulated Other
	Comprehensive Income
	Three Months Ended March 31,		Affected Line Item in the
(in millions)	2018	2017	Condensed Consolidated Statements of Income
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$2	$15	Other realized capital gains
Total	2	15
Unrealized appreciation (depreciation) of
all other investments
Investments	24	140	Other realized capital gains
Deferred acquisition costs adjustment	(31)	53	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	(7)	193
Change in retirement plan liabilities adjustment
Prior-service credit	-	-	*
Actuarial losses	(9)	(10)	*
Total	(9)	(10)
Total reclassifications for the period	$(14)	$198

*    These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 13 to the Condensed Consolidated Financial Statements.

AIG | First Quarter 2018 Form 10-Q           51

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Earnings Per Share (EPS)

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

The following table presents the computation of basic and diluted EPS:

Three Months Ended March 31,
(dollars in millions, except per share data)	2018	2017
Numerator for EPS:
Income from continuing operations	$950	$1,211
Less: Net income from continuing operations attributable to noncontrolling interests	11	26
Income attributable to AIG common shareholders from continuing operations	939	1,185
Income (loss) from discontinued operations, net of income tax expense	(1)	-
Net income attributable to AIG common shareholders	$938	$1,185
Denominator for EPS:
Weighted average shares outstanding — basic	907,951,597	980,777,243
Dilutive shares	17,314,980	24,537,787
Weighted average shares outstanding — diluted(a)	925,266,577	1,005,315,030
Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.03	$1.21
Income from discontinued operations	$-	$-
Net income attributable to AIG	$1.03	$1.21
Diluted:
Income from continuing operations	$1.01	$1.18
Income (loss) from discontinued operations	$-	$-
Net income attributable to AIG	$1.01	$1.18

(a)  Dilutive shares included our share‑based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011. The number of shares excluded from diluted shares outstanding was 0.7 million and 1.8 million for the three-month periods ended March 31, 2018 and 2017, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

52           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  13. Employee Benefits

13. Employee Benefits

We sponsor various defined benefit pension plans, post-retirement medical and life insurance plans for eligible employees and retirees in the U.S. and certain non-U.S. countries.

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended March 31, 2018
Components of net periodic benefit cost:
Service cost	$2	$6	$8	$-	$-	$-
Interest cost	41	4	45	2	-	2
Expected return on assets	(71)	(7)	(78)	-	-	-
Amortization of prior service cost	-	1	1	-	-	-
Amortization of net loss	7	2	9	-	-	-
Net periodic benefit cost (credit)	$(21)	$6	$(15)	$2	$-	$2
Three Months Ended March 31, 2017
Components of net periodic benefit cost:
Service cost	$6	$8	$14	$-	$1	$1
Interest cost	43	4	47	2	1	3
Expected return on assets	(64)	(6)	(70)	-	-	-
Amortization of prior service cost	-	-	-	-	-	-
Amortization of net loss	7	3	10	-	-	-
Net periodic benefit cost (credit)	$(8)	$9	$1	$2	$2	$4

For the three-month period ended March 31, 2018, we did not make any contributions to the U.S. AIG Retirement Plan.

AIG | First Quarter 2018 Form 10-Q           53

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  14. Income Taxes

14. Income Taxes

U.S. Tax Reform Overview

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the Tax Act).  The Tax Act reduced the statutory rate of U.S. federal corporate income tax to 21 percent and enacted numerous other changes impacting AIG and the insurance industry.

During December 2017, the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 addressed situations where accounting for certain income tax effects of the Tax Act under ASC 740 may be incomplete upon issuance of an entity’s financial statements and provides a one-year measurement period from the enactment date to complete the accounting under ASC 740. In accordance with SAB 118, a company was required to reflect the following:

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

At December 31, 2017, we originally recorded a provisional estimate of income tax effects of the Tax Act of $6.7 billion, including a tax charge of $6.7 billion attributable to the reduction in the U.S. corporate income tax rate and tax benefit of $38 million related to the deemed repatriation tax. During the period ended March 31, 2018, we have not recorded any material adjustments to these provisional amounts. We continue to refine our analysis and calculations, which could impact the provisional estimates previously recorded. Accordingly, as of March 31, 2018, we have not fully completed our accounting for the tax effects of the Tax Act.

The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies.  Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

Tax effects for which a reasonable estimate can be determined

Deemed Repatriation Tax

The Tax Act requires companies to pay a one-time transition tax, net of tax credits related to applicable foreign taxes paid, on previously untaxed current and accumulated earnings and profits (E&P) of certain of our foreign subsidiaries.  In the determination of the deemed repatriation tax, we reviewed estimated post-1986 E&P of certain material relevant foreign subsidiaries, and any related non-U.S. income tax paid on such earnings. We originally recorded a provisional estimated tax benefit of $38 million at December 31, 2017. While the IRS has issued some guidance on the calculation of the deemed repatriation tax, there are still certain aspects of the calculation that require further clarification. We are continuing to gather additional information to more precisely compute the amount of deemed repatriation tax. As we continue to refine our analysis, we will refine our calculations of the one-time transition tax, which could impact the provisional estimate previously recorded.

Other Provisions

The Tax Act modified computations of insurance reserves for both life and general insurance companies.  For life insurance companies, tax reserves are now computed with reference to NAIC reserves.  For general insurance companies, the Tax Act extends the discount period for certain long-tail lines of business from 10 years to 24 years and increases the discount rate, replacing the applicable federal rate for a higher-yield corporate bond rate, and eliminates the election allowing companies to use their historical loss payment patterns for loss reserve discounting.  Adjustments related to the differences in insurance reserves balances computed under the old tax law versus the Tax Act have to be taken into income over eight years by both life and general insurance companies.  At December 31, 2017, we recorded provisional estimates with respect to such items. As of March 31, 2018, these estimates remain provisional.

54           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  14. Income Taxes

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

In all cases, we will continue to refine our calculations as additional analysis is completed. Our estimates may also be impacted as additional guidance from taxing authorities is issued.

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

Due to minimal formal guidance issued from state and local jurisdictions, provisional estimates have not been recorded for the impact of any state and local corporate income tax implications of the Tax Act.  Guidance from state and local jurisdictions is expected during 2018 and the impact, if any, will be recorded when the related guidance is issued.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued an accounting standard that allows the optional reclassification of stranded tax effects within accumulated other comprehensive income (AOCI) that arise due to the enactment of the Tax Act to retained earnings. We elected to early adopt the standard for the period ended March 31, 2018. As a result of adopting this standard, we reclassified $248 million from AOCI to retained earnings. The amount reclassified includes stranded effects related to the change in the U.S. federal corporate income tax rate on the gross temporary differences and related valuation allowances. The effect of the Tax Act on gross temporary differences related to AOCI is provisional. As we finalize the accounting for tax effects of the Tax Act on these items, additional reclassification adjustments may be recorded in future periods.

We use an item-by-item approach to release the stranded or disproportionate income tax effects in AOCI related to our available-for-sale securities. Under this approach, a portion of the disproportionate tax effects is assigned to each individual security lot at the date the amount becomes lodged.  When the individual securities are sold, mature, or are otherwise impaired on an other-than-temporary basis, the assigned portion of the disproportionate tax effect is reclassified from AOCI to income from continuing operations.

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item.  Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions, and are recorded in the period in which the change occurs. While certain impacts of the Tax Act are included in our annual effective tax rate, we continue to refine our calculations as additional information becomes available, which may result in changes to the estimated annual effective tax rate.

AIG | First Quarter 2018 Form 10-Q           55

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  14. Income Taxes

Interim Tax Expense (Benefit)

For the three-month period ended March 31, 2018, the effective tax rate on income from continuing operations was 22.6 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, tax on GILTI earned by certain foreign subsidiaries, valuation allowance activity related to certain foreign subsidiaries and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and excess tax deductions related to share based compensation payments recorded through the income statement in accordance with ASU 2016-09.

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

As a result of the Tax Act, the majority of accumulated foreign earnings that were previously untaxed are subject to a one-time deemed repatriation tax. Going forward, certain foreign earnings of our foreign affiliates will be exempt from U.S. tax upon repatriation. Notwithstanding the changes, U.S. tax on foreign exchange gain or loss and certain non-U.S. withholding taxes will continue to be applicable upon future repatriations of foreign earnings. For the period ended March 31, 2018, we still consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested.  These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction.  Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss.  Our U.S. federal consolidated income tax group includes both life companies and non-life companies.  While the U.S. taxable income of our non-life companies can be offset by our net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of March 31, 2018, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

56           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  14. Income Taxes

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

For the three-month period ended March 31, 2018, recent changes in market conditions, including rising interest rates, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery.  As of March 31, 2018, based on all available evidence, we concluded no valuation allowance is necessary in the U.S. Life Insurance Companies’ available for sale securities portfolio.

For the three-month period ended March 31, 2018, recent changes in market conditions, including rising interest rates, impacted the unrealized tax gains and losses in the U.S. Non-Life Companies’ available for sale securities portfolio, resulting in a decrease to the deferred tax liability related to net unrealized tax capital gains. As of March 31, 2018, we continue to be in an overall unrealized tax gain position with respect to the U.S. Non-Life Companies’ available for sale securities portfolio and thus concluded no valuation allowance is necessary in the U.S. Non-Life Companies’ available for sale securities portfolio.

For the three-month period ended March 31, 2018, we recognized a net increase of $30 million in our deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to current year activity.

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

Accounting for Uncertainty in Income Taxes

At both March 31, 2018 and December 31, 2017, our unrecognized tax benefits, excluding interest and penalties were $4.7 billion. At March 31, 2018 and December 31, 2017, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $52 million and $28 million, respectively.  Accordingly, at both March 31, 2018 and December 31, 2017, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.7 billion.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.  At March 31, 2018 and December 31, 2017, we had accrued liabilities of $2.1 billion and $2.0 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the three-month periods ended March 31, 2018 and 2017, we accrued expense (benefit) of $54 million and $17 million, respectively, for the payment of interest and penalties.

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

AIG | First Quarter 2018 Form 10-Q           57

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  15. Information Provided in Connection with Outstanding Debt

15. Information Provided in Connection with Outstanding Debt

The following Condensed Consolidating Financial Statements reflect the results of AIG Life Holdings, Inc. (AIGLH), a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
March 31, 2018
Assets:
Short-term investments(a)	$6,031	$-	$11,764	$(3,179)	$14,616
Other investments(b)	4,814	-	302,945	-	307,759
Total investments	10,845	-	314,709	(3,179)	322,375
Cash	4	5	2,094	-	2,103
Loans to subsidiaries(c)	34,747	-	579	(35,326)	-
Investment in consolidated subsidiaries(c)	37,224	28,741	-	(65,965)	-
Other assets, including deferred income taxes(d)	15,932	166	160,755	(2,188)	174,665
Total assets	$98,752	$28,912	$478,137	$(106,658)	$499,143
Liabilities:
Insurance liabilities	$-	$-	$284,657	$-	$284,657
Long-term debt	23,038	642	9,939	-	33,619
Other liabilities, including intercompany balances(b)	12,343	133	110,443	(5,409)	117,510
Loans from subsidiaries(c)	579	-	34,749	(35,328)	-
Total liabilities	35,960	775	439,788	(40,737)	435,786
Total AIG shareholders’ equity	62,792	28,137	37,784	(65,921)	62,792
Non-redeemable noncontrolling interests	-	-	565	-	565
Total equity	62,792	28,137	38,349	(65,921)	63,357
Total liabilities and equity	$98,752	$28,912	$478,137	$(106,658)	$499,143

December 31, 2017
Assets:
Short-term investments(a)	$2,541	$-	$11,559	$(3,714)	$10,386
Other investments(b)	6,004	-	305,902	-	311,906
Total investments	8,545	-	317,461	(3,714)	322,292
Cash	3	20	2,339	-	2,362
Loans to subsidiaries(c)	35,004	-	517	(35,521)	-
Investment in consolidated subsidiaries(c)	40,135	30,359	-	(70,494)	-
Other assets, including deferred income taxes(d)	16,016	170	159,594	(2,133)	173,647
Total assets	$99,703	$30,549	$479,911	$(111,862)	$498,301
Liabilities:
Insurance liabilities	$-	$-	$282,105	$-	$282,105
Long-term debt	21,557	642	9,441	-	31,640
Other liabilities, including intercompany balances(b)	12,458	143	112,275	(6,028)	118,848
Loans from subsidiaries(c)	517	-	35,004	(35,521)	-
Total liabilities	34,532	785	438,825	(41,549)	432,593
Total AIG shareholders’ equity	65,171	29,764	40,549	(70,313)	65,171
Non-redeemable noncontrolling interests	-	-	537	-	537
Total equity	65,171	29,764	41,086	(70,313)	65,708
Total liabilities and equity	$99,703	$30,549	$479,911	$(111,862)	$498,301

(a)  At March 31, 2018, includes restricted cash of $15 million and $32 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively. At December 31, 2017, includes restricted cash of $4 million and $54 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively.

(b)  Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(c)  Eliminated in consolidation.

(d)  At March 31, 2018, includes restricted cash of $1 million and $220 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively. At December 31, 2017, includes restricted cash of $1 million and $316 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively.

58           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  15. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended March 31, 2018
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,033	$722	$-	$(1,755)	$-
Other income	258	-	11,512	(58)	11,712
Total revenues	1,291	722	11,512	(1,813)	11,712
Expenses:
Interest expense	220	12	48	(3)	277
Gain on extinguishment of debt	-	-	4	-	4
Other expenses	152	1	10,106	(55)	10,204
Total expenses	372	13	10,158	(58)	10,485
Income (loss) from continuing operations before income tax
expense (benefit)	919	709	1,354	(1,755)	1,227
Income tax expense (benefit)	(19)	3	293	-	277
Income (loss) from continuing operations	938	706	1,061	(1,755)	950
Loss from discontinued operations, net of income taxes	-	-	(1)	-	(1)
Net income (loss)	938	706	1,060	(1,755)	949
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	-	-	11	-	11
Net income (loss) attributable to AIG	$938	$706	$1,049	$(1,755)	$938
Three Months Ended March 31, 2017
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,462	$600	$-	$(2,062)	$-
Other income	196	-	12,382	54	12,632
Total revenues	1,658	600	12,382	(2,008)	12,632
Expenses:
Interest expense	242	12	46	(2)	298
Loss on extinguishment of debt	-	-	(1)	-	(1)
Other expenses	335	1	10,325	(53)	10,608
Total expenses	577	13	10,370	(55)	10,905
Income (loss) from continuing operations before income tax
expense (benefit)	1,081	587	2,012	(1,953)	1,727
Income tax expense (benefit)	(104)	(4)	624	-	516
Income (loss) from continuing operations	1,185	591	1,388	(1,953)	1,211
Net income (loss)	1,185	591	1,388	(1,953)	1,211
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	-	-	26	-	26
Net income (loss) attributable to AIG	$1,185	$591	$1,362	$(1,953)	$1,185

*    Eliminated in consolidation.

AIG | First Quarter 2018 Form 10-Q           59

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  15. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Comprehensive Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended March 31, 2018
Net income (loss)	$938	$706	$1,060	$(1,755)	$949
Other comprehensive income (loss)	(2,669)	4,950	14,655	(19,605)	(2,669)
Comprehensive income (loss)	(1,731)	5,656	15,715	(21,360)	(1,720)
Total comprehensive income attributable to noncontrolling interests	-	-	11	-	11
Comprehensive income (loss) attributable to AIG	$(1,731)	$5,656	$15,704	$(21,360)	$(1,731)
Three Months Ended March 31, 2017
Net income (loss)	$1,185	$591	$1,388	$(1,953)	$1,211
Other comprehensive income (loss)	551	4,660	51,030	(55,690)	551
Comprehensive income (loss)	1,736	5,251	52,418	(57,643)	1,762
Total comprehensive income attributable to noncontrolling interests	-	-	26	-	26
Comprehensive income (loss) attributable to AIG	$1,736	$5,251	$52,392	$(57,643)	$1,736

60           AIG | First Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  15. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Cash Flows

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended March 31, 2018
Net cash (used in) provided by operating activities	$9	$362	$(501)	$(808)	$(938)
Cash flows from investing activities:
Sales of investments	1,322	-	15,830	(2,681)	14,471
Sales of divested businesses, net	-	-	6	-	6
Purchase of investments	(39)	-	(15,405)	2,681	(12,763)
Loans to subsidiaries - net	422	-	(60)	(362)	-
Contributions from (to) subsidiaries - net	153	-	-	(153)	-
Net change in short-term investments	(2,460)	-	(580)	-	(3,040)
Other, net	(79)	-	(567)	-	(646)
Net cash (used in) investing activities	(681)	-	(776)	(515)	(1,972)
Cash flows from financing activities:
Issuance of long-term debt	2,472	-	567	-	3,039
Repayments of long-term debt	(1,107)	-	(220)	-	(1,327)
Purchase of common stock	(298)	-	-	-	(298)
Intercompany loans - net	60	-	(422)	362	-
Cash dividends paid	(289)	(377)	(431)	808	(289)
Other, net	(154)	-	1,362	153	1,361
Net cash (used in) provided by financing activities	684	(377)	856	1,323	2,486
Effect of exchange rate changes on cash and restricted cash	-	-	58	-	58
Change in cash and restricted cash	12	(15)	(363)	-	(366)
Cash and restricted cash at beginning of year	8	20	2,709	-	2,737
Cash and restricted cash at end of period	$20	$5	$2,346	$-	$2,371

Three Months Ended March 31, 2017
Net cash (used in) provided by operating activities	$651	$(23)	$(10,915)	$(49)	$(10,336)
Cash flows from investing activities:
Sales of investments	2,699	-	26,482	(2,482)	26,699
Sales of divested businesses, net	-	-	24	-	24
Purchase of investments	(890)	-	(14,769)	2,482	(13,177)
Loans to subsidiaries - net	(56)	-	183	(127)	-
Contributions from (to) subsidiaries - net	206	-	-	(206)	-
Net change in short-term investments	1,477	-	(227)	-	1,250
Other, net	(5)	-	(292)	-	(297)
Net cash (used in) provided by investing activities	3,431	-	11,401	(333)	14,499
Cash flows from financing activities:
Issuance of long-term debt	-	-	151	-	151
Repayments of long-term debt	-	-	(602)	-	(602)
Purchase of common stock	(3,585)	-	-	-	(3,585)
Intercompany loans - net	(183)	-	56	127	-
Cash dividends paid	(307)	-	(49)	49	(307)
Other, net	-	-	89	206	295
Net cash (used in) provided by financing activities	(4,075)	-	(355)	382	(4,048)
Effect of exchange rate changes on cash and restricted cash	-	-	(82)	-	(82)
Change in cash and restricted cash	7	(23)	49	-	33
Cash and restricted cash at beginning of year	3	34	2,070	-	2,107
Change in cash of businesses held for sale	-	-	52	-	52
Cash and restricted cash at end of period	$10	$11	$2,171	$-	$2,192

AIG | First Quarter 2018 Form 10-Q           61

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  15. Information Provided in Connection with Outstanding Debt

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
March 31, 2018
Cash	$4	$5	$2,094	$-	$2,103
Restricted cash included in Short-term investments	15	-	32	-	47
Restricted cash included in Other assets	1	-	220	-	221
Total cash and restricted cash shown in
the Condensed Consolidating Statements of Cash Flows	$20	$5	$2,346	$-	$2,371

Cash (paid) received during the 2018 period for:
Interest:
Third party	$(260)	$-	$(97)	$-	$(357)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(9)	$-	$(19)	$-	$(28)
Intercompany	403	-	(403)	-	-

March 31, 2017
Cash	$2	$11	$1,905	$-	$1,918
Restricted cash included in Short-term investments	7	-	54	-	61
Restricted cash included in Other assets	1	-	212	-	213
Total cash and restricted cash shown in
the Condensed Consolidating Statements of Cash Flows	$10	$11	$2,171	$-	$2,192

Cash (paid) received during the 2017 period for:
Interest:
Third party	$(288)	$(23)	$(43)	$-	$(354)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(14)	$-	$(54)	$-	$(68)
Intercompany	1,090	-	(1,090)	-	-

American International Group, Inc. (As Guarantor) Supplementary Disclosure of Non-Cash Activities:

Three Months Ended March 31,
(in millions)	2018	2017
Intercompany non-cash financing and investing activities:
Capital contributions	$2,339	$198
Dividends received in the form of securities	60	150
Return of capital	2,706	-

16. Subsequent Events

Dividends Declared

On May 2, 2018, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 28, 2018 to shareholders of record on June 14, 2018.

62           AIG | First Quarter 2018 Form 10-Q

ITEM 2 | Management’s  Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Annual Report) to assist readers seeking additional information related to a particular subject.

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

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other publicly available documents may include, and officers and representatives of AIG may from time to time make and discuss, projections, goals, assumptions and statements that may constitute “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only a belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “focused on achieving,” “view,” “target,” "goal" or “estimate.” These projections, goals, assumptions and statements may relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, anticipated sales, monetization and/or acquisitions of businesses or assets, management succession and retention plans, exposure to risk, trends in operations and financial results.

It is possible that our actual results and financial condition will differ, possibly materially, from the results and financial condition indicated in these projections, goals, assumptions and statements. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include:

•     changes in market and industry conditions;

•     negative impacts on customers, business partners and other stakeholders;

•     the occurrence of catastrophic events, both natural and man-made;

•     our ability to successfully reorganize our businesses, as well as improve profitability, without negatively impacting client relationships or our competitive position;

•     our ability to successfully dispose of, monetize and/or acquire businesses or assets, including our ability to successfully consummate the purchase of Validus Holdings, Ltd.;

•     changes in judgments concerning insurance underwriting and insurance liabilities;

•     changes in judgments concerning potential cost saving opportunities;

•     the impact of potential information technology, cybersecurity or data security breaches, including as a result of cyber-attacks or security vulnerabilities;

•     disruptions in the availability of our electronic data systems or those of third parties;

•     our ability to successfully manage Legacy portfolios;

•     concentrations in our investment portfolios;

•     actions by credit rating agencies;

•     the requirements, which may change from time to time, of the global regulatory framework to which we are subject, including as a global systemically important insurer (G SII);

•     significant legal, regulatory or governmental proceedings;

•     changes in judgments concerning the recognition of deferred tax assets; and

•     such other factors discussed in:

–   Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q;

–   Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2017 Annual Report.

We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

AIG | First Quarter 2018 Form 10-Q           63

64           AIG | First Quarter 2018 Form 10-Q

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

•     changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; and

•     net tax charge related to the enactment of the Tax Cuts and Jobs Act (Tax Act).

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

AIG | First Quarter 2018 Form 10-Q           65

ITEM 2 | Use of Non-GAAP Measures

Adjusted pre-tax income is derived by excluding the items set forth below from income from continuing operations before income tax. This definition is consistent across our segments. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and measures that we believe to be common to the industry. APTI is a GAAP measure for our segments. Excluded items include the following:

•     changes in fair value of securities used to hedge guaranteed living benefits;

•     changes in benefit reserves and deferred policy acquisition costs (DAC), value of business acquired (VOBA), and sales inducement assets (SIA) related to net realized capital gains and losses;

•     loss (gain) on extinguishment of debt;

•     all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Earned income on such economic hedges is reclassified from net realized capital gains and losses to specific APTI line items based on the economic risk being hedged (e.g. net investment income and interest credited to policyholder account balances);

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

•     Life and Retirement

–   Premiums and deposits: includes direct and assumed amounts received and earned on traditional life insurance policies, group benefit policies and life‑contingent payout annuities, as well as deposits received on universal life, investment‑type annuity contracts, Federal Home Loan Bank (FHLB) funding agreements and mutual funds.

Results from discontinued operations are excluded from all of these measures.

66           AIG | First Quarter 2018 Form 10-Q

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

For a complete discussion of our critical accounting estimates, see Part II, Item 7. MD&A — Critical Accounting Estimates in the 2017 Annual Report.

AIG | First Quarter 2018 Form 10-Q           67

ITEM 2 |  Executive Summary

Executive Summary

Overview

This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in our securities. You should read this Quarterly Report on Form 10-Q, together with the 2017 Annual Report,  in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

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

In February 2018, we closed a series of affiliated reinsurance transactions impacting the Legacy Portfolio. These transactions were designed to consolidate the bulk of the Legacy Insurance Run-Off Lines into a single legal entity, DSA Reinsurance Company, Ltd. (DSA Re), a Bermuda domiciled composite reinsurer, 100 percent owned by AIG. The transactions include the cession of approximately $31 billion of reserves from the Legacy Life and Retirement Run-off Lines and approximately $5 billion of reserves from the Legacy General Insurance Run-off Lines relating to business written by multiple AIG legal entities. This represented over 80 percent of the insurance reserves in the Legacy Portfolio. DSA Re has approximately $45 billion of invested assets, managed by AIG Investments, and is AIG’s main run-off reinsurer with its own dedicated management team.

AIG’S OPERATING STRUCTURE

Our Core businesses include General Insurance, Life and Retirement and Other Operations. General Insurance consists of two operating segments – North America and International. Life and Retirement consists of four operating segments – Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. Blackboard U.S. Holdings, Inc. (Blackboard), AIG’s technology-driven subsidiary, is reported within Other Operations. We also report a Legacy Portfolio consisting of our run-off insurance lines and legacy investments that we consider non-core. Effective in the first quarter of 2018, our newly formed Bermuda domiciled composite reinsurer, DSA Re is included in our Legacy Portfolio.

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

68           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Executive Summary

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

General Insurance includes the following major operating companies: National Union Fire Insurance Company of Pittsburgh, Pa. (National Union); American Home Assurance Company (American Home); Lexington Insurance Company (Lexington); AIG General Insurance Company, Ltd. (AIG Sonpo);  AIG Asia Pacific Insurance, Pte, Ltd. and AIG Europe Limited.

Life and Retirement includes the following major operating companies: American General Life Insurance Company (American General Life); The Variable Annuity Life Insurance Company (VALIC), The United States Life Insurance Company in the City of New York (U.S. Life), Laya Healthcare Limited and AIG Life Limited.

Other Operations

Other Operations consists of businesses and items not attributed to our General Insurance and Life and Retirement segments or our Legacy Portfolio. It includes AIG Parent; Blackboard; AIG Fuji Life Insurance Company, Ltd. (Fuji Life), which was sold on April 30, 2017; deferred tax assets related to tax attributes; corporate expenses and intercompany eliminations.

Legacy Portfolio

Legacy Portfolio includes Legacy General Insurance Run-Off Lines, Legacy Life and Retirement Run-Off Lines and Legacy Investments. Effective February 2018, DSA Re is included in our Legacy Portfolio.

AIG | First Quarter 2018 Form 10-Q           69

ITEM 2 |  Executive Summary

Financial Performance Summary

Net Income Attributable To AIG Three Months Ended March 31, ($ in millions)

2018 and 2017 Comparison

Decreased due to:

•     a decrease in net investment income driven by lower income from alternative investments, primarily hedge funds, losses on securities for which the fair value option was elected compared to gains in the first quarter of 2017, lower invested assets resulting from the funding of the adverse development reinsurance agreement with NICO late in the first quarter 2017  and the sale of the life settlements portfolio in 2017;

•     higher losses and loss adjustment expenses incurred from General Insurance operations, reflecting higher catastrophe losses and higher accident year losses, partially offset by pre-tax favorable prior year loss reserve development in the first quarter of 2018 compared to unfavorable prior year loss reserve development in the first quarter of 2017 mainly resulting from the reduction in Ogden discount rate during the first quarter of 2017; and

•     lower adjusted pre-tax income from the Legacy Portfolio.

This decrease was partially offset by:

•     lower general operating and other expenses;

•     gains on sale of divested businesses in the first quarter of 2018 compared to losses on sale of divested businesses in the first quarter of 2017; and

•     lower net realized capital losses.

For further discussion see Consolidated Results of Operations.

70           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Executive Summary

Adjusted Pre-Tax Income* Three Months Ended March 31, ($ in millions)

2018 and 2017 Comparison

Decreased due to:

•     a decrease in net investment income driven by lower income from alternative investments, primarily hedge funds, losses on securities for which the fair value option was elected compared to gains in the first quarter of 2017, lower invested assets resulting from the funding of the adverse development reinsurance agreement with NICO late in the first quarter 2017  and the sale of the life settlements portfolio in 2017;

•     higher losses and loss adjustment expenses incurred from General Insurance operations, reflecting higher catastrophe losses and higher accident year losses, partially offset by pre-tax favorable prior year loss reserve development in the first quarter of 2018 compared to unfavorable prior year loss reserve development in the first quarter of 2017 mainly resulting from the reduction in Ogden discount rate during the first quarter of 2017; and

•     lower adjusted pre-tax income from the Legacy Portfolio.

This decrease was partially offset by lower general operating and other expenses.

For further discussion see Consolidated Results of Operations.

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

General Operating and Other Expenses Three Months Ended March 31, ($ in millions)

2018 and 2017 Comparison

Declined $172 million due to lower employee-related expenses and professional fee reductions related to our ongoing efficiency program, divestiture of Fuji Life and an unfavorable foreign exchange impact of $48 million.

In keeping with our broad and ongoing efforts to transform for long-term competitiveness, general operating and other expenses for the first quarters of 2018 and 2017 included approximately $24 million and $181 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges.

We continue to execute initiatives focused on organizational simplification, operational efficiency, and business rationalization.

AIG | First Quarter 2018 Form 10-Q           71

ITEM 2 |  Executive Summary

Return on Equity	Adjusted Return on Equity*

* Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.
Book Value Per Share	Book Value Per Share, excluding AOCI*

* Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in the first quarter of 2018, characterized by factors such as historically low interest rates, uncertainties in the annuity marketplace resulting from legislative and regulatory initiatives aimed at re-evaluating the standard of care for sales of investment products and services, historically high levels of catastrophic events, slowing growth in China and Euro-Zone economies, and the UK’s pending withdrawal from its membership in the European Union (the EU) (commonly referred to as Brexit). Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

Impact of Changes in the Interest Rate Environment

Interest rates increased slightly in the first quarter of 2018 but remained low relative to historical levels. A sustained low interest rate environment negatively affects sales of interest rate sensitive products in our industry and may negatively impact the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

72           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Executive Summary

Annuity Sales and Surrenders

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products.  However, our disciplined rate setting has helped to mitigate some of the pressure on investment spreads. As long as the low interest rate environment continues, conditions will be challenging for the fixed annuity market. Rapidly rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Customers are, however, currently buying fixed annuities with surrender charge periods of four to seven years in pursuit of higher returns, which may help mitigate increased early surrenders in a rapidly rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to the contract holders have driven better than expected persistency in Fixed Annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio.  We will closely monitor surrenders of Fixed Annuities as contracts with lower minimum interest rates come out of the surrender charge period in a more attractive rate environment. Low interest rates have also driven growth in our fixed index annuity products, which provide additional interest crediting tied to favorable performance in certain equity market indices and the availability of guaranteed living benefits. Changes in interest rates significantly impact the valuation of our liabilities for annuities with guaranteed income features and the value of the related hedging portfolio.

Reinvestment and Spread Management

We actively monitor fixed income markets, including the level of interest rates, credit spreads and the shape of the yield curve. We also frequently review our interest rate assumptions and actively manage the crediting rates used for new and in-force business. Business strategies continue to evolve to maintain profitability of the overall business in a historically low interest rate environment. The low interest rate environment puts margin pressure on pricing of new business and on existing products, due to the challenge of investing new money or recurring premiums and deposits, and reinvesting investment portfolio cash flows, in the low interest rate environment. In addition, there is investment risk associated with future premium receipts from certain in‑force business. Specifically, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

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

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 72 percent were crediting at the contractual minimum guaranteed interest rate at March 31, 2018. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 69 percent at both March 31, 2018 and December 31, 2017. These businesses continue to focus on pricing discipline and strategies to reduce the minimum guaranteed interest crediting rates offered on new sales. In the core universal life business in our Life Insurance business, 72 percent of the account values were crediting at the contractual minimum guaranteed interest rate at March 31, 2018.

AIG | First Quarter 2018 Form 10-Q           73

ITEM 2 |  Executive Summary

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
March 31, 2018		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
1%	$5,322	$3,764	$12,779	$21,865
> 1% - 2%	6,647	72	2,928	9,647
> 2% - 3%	13,455	22	419	13,896
> 3% - 4%	10,046	44	7	10,097
> 4% - 5%	553	-	4	557
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$36,057	$3,902	$16,142	$56,101
Group Retirement*
1%	$1,363	$3,439	$2,055	$6,857
> 1% - 2%	6,212	545	101	6,858
> 2% - 3%	15,375	-	81	15,456
> 3% - 4%	870	-	-	870
> 4% - 5%	7,107	-	-	7,107
> 5% - 5.5%	158	-	-	158
Total Group Retirement	$31,085	$3,984	$2,237	$37,306
Universal life insurance
1%	$-	$-	$7	$7
> 1% - 2%	109	109	216	434
> 2% - 3%	625	473	905	2,003
> 3% - 4%	1,683	351	6	2,040
> 4% - 5%	3,206	218	-	3,424
> 5% - 5.5%	303	-	-	303
Total universal life insurance	$5,926	$1,151	$1,134	$8,211
Total	$73,068	$9,037	$19,513	$101,618
Percentage of total	72%	9%	19%	100%

*    Individual Retirement and Group Retirement amounts shown include fixed options within variable annuity products.

General Insurance

The impact of low interest rates on our General Insurance segment is primarily on our long-tail Casualty line of business. We expect limited impacts on our existing long-tail Casualty business as the duration of our assets is slightly longer than that of our liabilities. Sustained low interest rates would potentially impact new and renewal business for the long-tail Casualty line as we may not be able to adjust our future pricing consistent with our profitability objectives to fully offset the impact of investing at lower rates. However, we will continue to maintain pricing discipline and risk selection.

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

74           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Executive Summary

Standard of Care – Regulatory Developments

Our Individual Retirement and Group Retirement operating segments provide products and services that are subject to restrictions imposed by the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code, including the requirements set forth in the final fiduciary duty rule issued by the Department of Labor (the DOL) in April 2016 (the DOL Fiduciary Rule). On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit (the Fifth Circuit) ruled that the DOL exceeded its authority in promulgating the DOL Fiduciary Rule, specifically in its broadening the scope of “investment advice” fiduciary and in the terms of the best interest contract exemption.  Following the Fifth Circuit’s decision, the DOL announced on March 16, 2018, that it was suspending enforcement of the DOL Fiduciary Rule pending further review. In late April 2018, several motions were filed to intervene and seek rehearing of the Fifth Circuit’s decision. If the Fifth Circuit’s decision is upheld, the Fifth Circuit’s ruling has the effect of invalidating the DOL Fiduciary Rule in its entirety.

In addition to recent developments surrounding the DOL Fiduciary Rule, the Securities and Exchange Commission (SEC), lawmakers and state insurance regulators are also engaged in re-evaluating what is an appropriate regulatory framework around a standard of care for the sale of investment products and services.  These regulatory developments, together with disruptions in the implementation of the DOL Fiduciary Rule, have created uncertainties in the annuity marketplace. These uncertainties have negatively impacted the industry sales of annuity products, including those offered by Individual Retirement as reflected in declines of premiums and deposits and net flows in our variable annuity product line during the three-month period ended March 31, 2018.  Additionally, on April 18, 2018, the SEC proposed a package of rulemakings and interpretations designed to address the standard of care issues and the transparency of retail investors’ relationships with investment advisors and broker-dealers.  The SEC established a 90-day comment period with respect to these proposals.  We are evaluating the scope and potential impact of the SEC’s proposals on our Retirement businesses and our distribution partners.  Despite these developments, we believe our diverse annuity product offerings position Individual Retirement and Group Retirement to compete effectively in this evolving market environment.

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

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Three Months Ended March 31,			Percentage
Rate for 1 USD	2018	2017	Change
Currency:
GBP	0.73	0.80	(9)%
EUR	0.82	0.94	(13)%
JPY	110.62	114.68	(4)%

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

AIG | First Quarter 2018 Form 10-Q           75

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations on a reported basis for the three month periods ended March 31, 2018 and 2017. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see the Critical Accounting Estimates section of this MD&A and  Part II, Item 7. MD&A — Critical Accounting Estimates in the 2017 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

Three Months Ended March 31,			Percentage
(in millions)	2018	2017	Change
Revenues:
Premiums	$7,275	$7,782	(7)%
Policy fees	764	724	6
Net investment income	3,261	3,686	(12)
Net realized capital losses	(19)	(115)	83
Other income	431	555	(22)
Total revenues	11,712	12,632	(7)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,667	6,047	(6)
Interest credited to policyholder account balances	916	910	1
Amortization of deferred policy acquisition costs	1,358	1,108	23
General operating and other expenses	2,271	2,443	(7)
Interest expense	277	298	(7)
(Gain) loss on extinguishment of debt	4	(1)	NM
Net (gain) loss on sale of divested businesses	(8)	100	NM
Total benefits, losses and expenses	10,485	10,905	(4)
Income from continuing operations before
income tax expense	1,227	1,727	(29)
Income tax expense	277	516	(46)
Income from continuing operations	950	1,211	(22)
Income (loss) from discontinued operations,
net of income tax expense	(1)	-	NM
Net income	949	1,211	(22)
Less: Net income attributable to noncontrolling interests	11	26	(58)
Net income attributable to AIG	$938	$1,185	(21)%

	March 31,	December 31,
(in millions, except per share data)	2018	2017
Balance sheet data:
Total assets	$499,143	$498,301
Long-term debt	33,619	31,640
Total AIG shareholders’ equity	62,792	65,171
Book value per common share	69.95	72.49
Book value per common share, excluding AOCI	67.48	66.41
Adjusted book value per common share	56.10	54.74

76           AIG | First Quarter 2018 Form 10-Q

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI and Book value per common share, excluding AOCI and DTA (Adjusted book value per common share), which are non-GAAP measures. For additional information see Use of Non‑GAAP Measures.

	March 31,	December 31,
(in millions, except per share data)	2018	2017
Total AIG shareholders' equity	$62,792	$65,171
Accumulated other comprehensive income	2,220	5,465
Total AIG shareholders' equity, excluding AOCI	60,572	59,706

Deferred tax assets	10,214	10,492
Adjusted shareholders' equity	$50,358	$49,214

Total common shares outstanding	897,681,508	899,044,657
Book value per common share	$69.95	$72.49
Book value per common share, excluding AOCI	67.48	66.41
Adjusted book value per common share	56.10	54.74

The following table presents a reconciliation of Return on equity to Adjusted Return on equity, which is a non-GAAP measure. For additional information see Use of Non‑GAAP Measures.

	Three Months Ended		Year Ended
	March 31,		December 31,
(dollars in millions)	2018	2017	2017
Actual or annualized net income (loss) attributable to AIG	$3,752	$4,740	$(6,084)
Actual or annualized adjusted after-tax income attributable to AIG	3,852	5,468	2,231
Average AIG Shareholders' equity	63,982	75,185	72,348
Average AOCI	3,843	3,506	4,675
Average AIG Shareholders' equity, excluding average AOCI	60,139	71,679	67,673
Average DTA	10,353	14,678	13,806
Average adjusted AIG Shareholders' equity	$49,786	$57,001	$53,867
ROE	5.9%	6.3%	(8.4)%
Adjusted Return on Equity	7.7%	9.6%	4.1%

AIG | First Quarter 2018 Form 10-Q           77

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to adjusted pre-tax income/adjusted after-tax income attributable to AIG:

Three Months Ended March 31,	2018			2017
		Total Tax			Total Tax
		(Benefit)	After		(Benefit)	After
(in millions, except per share data)	Pre-tax	Charge	Tax	Pre-tax	Charge	Tax
Pre-tax income/net income (loss), including
noncontrolling interests	$1,227	$277	$948	$1,727	$516	$1,206
Noncontrolling interest			(10)			(21)
Pre-tax income/net income (loss) attributable
to AIG	$1,227	$277	$938	$1,727	$516	$1,185
Changes in uncertain tax positions and other tax adjustments		4	(4)		50	(50)
Deferred income tax valuation allowance charges		(30)	30		13	(13)
Changes in fair value of securities used to hedge
guaranteed living benefits	77	16	61	(11)	(4)	(7)
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	31	6	25	(53)	(19)	(34)
Unfavorable (favorable) prior year development and
related amortization changes ceded
under retroactive reinsurance agreements	34	7	27	14	4	10
(Gain) loss on extinguishment of debt	4	1	3	(1)	-	(1)
Net realized capital (gains) losses*	19	(1)	20	115	47	68
Noncontrolling interest on
net realized capital (gains) losses			1			5
Loss from discontinued operations			1			-
(Income) loss from divested businesses	(8)	(2)	(6)	100	(6)	106
Non-operating litigation reserves and settlements	13	3	10	(6)	(2)	(4)
Net loss reserve discount (benefit) charge	(205)	(43)	(162)	(25)	(9)	(16)
Restructuring and other costs	24	5	19	181	63	118
Adjusted pre-tax income/Adjusted after-tax
income	$1,216	$243	$963	$2,041	$653	$1,367

Weighted average diluted shares outstanding			925.3			1,005.3
Income (loss) per common share attributable
to AIG (diluted)			$1.01			$1.18
Adjusted after-tax income (loss) per
common share attributable to AIG (diluted)			$1.04			$1.36

*   Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

first quarter pre-tax income Comparison for 2018 and 2017

Pre-tax results decreased in the first quarter of 2018 compared to the same period in 2017 primarily due to:

•     a decrease in net investment income driven by lower income from alternative investments, primarily hedge funds, losses on securities for which the fair value option was elected compared to gains in the first quarter of 2017, lower invested assets resulting from the funding of the adverse development reinsurance agreement with NICO late in the first quarter 2017 and the sale of the life settlements portfolio in 2017;

•     higher losses and loss adjustment expenses incurred from General Insurance operations, reflecting higher catastrophe losses and higher accident year losses, partially offset by pre-tax favorable prior year loss reserve development in the first quarter of 2018 compared to unfavorable prior year loss reserve development in the first quarter of 2017 mainly resulting from the reduction in Ogden discount rate during the first quarter of 2017; and

•     lower adjusted pre-tax income from the Legacy Portfolio.

78           AIG | First Quarter 2018 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Partially offset by:

•     lower general operating and other expenses;

•     gains on sale of divested businesses in the first quarter of 2018 compared to losses on sale of divested businesses in the first quarter of 2017. The first quarter of 2017 included losses on the agreements to sell Fuji Life to FWD Group and certain insurance operations and assets to Fairfax; and

•     a decrease in net realized capital losses due to Life and Retirement guaranteed living benefits, net of hedges, which reflected net realized capital gains in the first quarter of 2018 compared to net realized capital losses in the first quarter of 2017, primarily due to changes in movement in the non-performance or “own credit” risk adjustment (NPA), which are not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results).

U.S. Tax Reform Overview

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the Tax Act).  The Tax Act reduced the statutory rate of U.S. federal corporate income tax to 21 percent and enacted numerous other changes impacting AIG and the insurance industry.  At December 31, 2017, we originally recorded a provisional estimate of income tax effects of the Tax Act of $6.7 billion, including a tax charge of $6.7 billion attributable to the reduction in the U.S. corporate income tax rate and tax benefit of $38 million related to the deemed repatriation tax. During the period ended March 31, 2018, we have not recorded any material adjustments to these provisional amounts. We continue to refine our analysis and calculations, which could impact the provisional estimates previously recorded. Accordingly, as of March 31, 2018, we have not fully completed our accounting for the tax effects of the Tax Act.

Changes specific to the insurance industry include the calculation of insurance tax reserves and related transition adjustments, amortization of specified policy acquisition expenses, treatment of separate account dividends received deductions and computation of pro-ration adjustments.  Provisions of the Tax Act with broader application include reductions or elimination of deductions for certain items, e.g., reductions to corporate dividends received deductions, disallowance of entertainment expenses and limitations on the deduction of certain executive compensation costs. These provisions, generally, result in an increase in AIG’s taxable income.

The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies.  Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

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

Repatriation Assumptions

As a result of the Tax Act, the majority of accumulated foreign earnings that were previously untaxed are subject to a one-time deemed repatriation tax. Going forward, foreign earnings not taxed as part of the one-time deemed repatriation (or otherwise taxed currently under the GILTI or subpart F regimes) will generally be exempt from U.S. tax upon repatriation. Notwithstanding the changes, U.S. tax on foreign exchange gain or loss and certain non-U.S. withholding taxes will continue to be applicable upon future repatriations of foreign earnings.  For the period ended March 31, 2018, we still consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested.  These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

Deemed Repatriation Tax & Impact on Liquidity

The Tax Act required companies to pay a one-time transition tax, net of tax credits related to applicable foreign taxes paid, on previously untaxed current and accumulated earnings and profits (E&P) of certain of our foreign subsidiaries.  In the determination of the deemed repatriation tax, we reviewed estimated post-1986 E&P of the relevant foreign subsidiaries, and any related non-U.S. income tax paid on such earnings. We originally recorded a provisional estimated tax benefit of $38 million at December 31, 2017.  This amount is not considered to be material to our liquidity and capital resources. As we continue to refine our E&P analysis, we will refine our calculations of the one-time transition tax, which could impact the provisional estimate previously recorded.

AIG | First Quarter 2018 Form 10-Q           79

ITEM 2 | Consolidated Results of Operations

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions and are recorded in the period in which the change occurs.  While certain impacts of the Tax Act are included in our annual effective tax rate, we continue to refine our calculations as additional information becomes available, which may result in changes to the estimated annual effective tax rate.

Income Tax expense analysis

For the three-month period ended March 31, 2018, the effective tax rate on income from continuing operations was 22.6 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, tax on GILTI earned by certain foreign subsidiaries,  valuation allowance activity related to certain foreign subsidiaries and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and excess tax deductions related to share based compensation payments recorded through the income statement in accordance with ASU 2016-09.

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

Business Segment Operations

Our business operations consist of General Insurance, Life and Retirement, Other Operations, and a Legacy Portfolio.

General Insurance consists of two operating segments: North America and International. Life and Retirement consists of four operating segments: Group Retirement, Individual Retirement, Life Insurance and Institutional Markets. Other Operations consists of businesses and items not allocated to our other businesses, which are primarily AIG Parent, Blackboard and Fuji Life, which was sold on April 30, 2017. Our Legacy Portfolio consists of our Legacy General Insurance Run-Off Lines, Legacy Life and Retirement Run-Off Lines and Legacy Investments. Effective in the first quarter of 2018, DSA Re is included in our Legacy Portfolio.

The following table summarizes Adjusted pre-tax income (loss) from our business segment operations. See also Note 3 to the Condensed Consolidated Financial Statements.

Three Months Ended March 31,
(in millions)	2018	2017
Core business:
General Insurance
North America	$320	$828
International	190	233
General Insurance	510	1,061
Life and Retirement
Individual Retirement	499	539
Group Retirement	282	243
Life Insurance	52	54
Institutional Markets	59	62
Life and Retirement	892	898
Other Operations	(342)	(308)
Consolidations, eliminations and other adjustments	11	48
Total Core	1,071	1,699
Legacy Portfolio	145	342
Adjusted pre-tax income (loss)	$1,216	$2,041

80           AIG | First Quarter 2018 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

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

Financial Lines: Products include professional liability insurance for a range of businesses and risks, including directors and officers liability (D&O), mergers and acquisitions, fidelity, employment practices, fiduciary liability, cyber risk, kidnap and ransom, and errors and omissions insurance.

Property: Products include commercial, industrial and energy-related property insurance products and services that cover exposures to man-made and natural disasters, including business interruption.

Special Risks: Products include aerospace, political risk, trade credit, portfolio solutions, surety and marine insurance.

Personal Lines: Products include personal auto and property in selected international markets and insurance for high net worth individuals offered through AIG Private Client Group in the U.S. that covers auto, homeowners, umbrella, yacht, fine art and collections. In addition, we offer extended warranty insurance and services covering electronics, appliances, and HVAC.

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

AIG | First Quarter 2018 Form 10-Q           81

ITEM 2 | Business Segment Operations  | General Insurance

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

Our challenges include:

•     long-tail Commercial Lines exposures that create added complexity in pricing and risk management;

•     over capacity in certain lines of business that creates downward market pressure on pricing;

•     tort environment volatility in certain jurisdictions and lines of business; and

•     volatility in claims arising from natural and man-made catastrophes.

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

General Insurance – North America

Commercial Lines continues to face challenging market conditions, with excess capacity negatively impacting the rate environment and suppressing margins. However, we continue to achieve positive rate increases across a number of lines and sub-segments as a result of our disciplined underwriting strategy and focus on risk selection. We have also achieved positive rates for Property following recent catastrophe activity in 2017 and in the first quarter of 2018. We observe higher loss cost trends in Casualty, in particular Excess Casualty. The more profitable segments of Commercial Lines remain highly competitive; however, we continue to achieve growth in several of our high margin businesses.

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

Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality, portfolio diversity, and low volatility of the short-tailed risk in these business lines.  We expect our newly formed entity in Japan – AIG Sonpo – to provide the necessary scale and platform to compete more efficiently in the Japanese market.  Outside of Japan, Personal Insurance continues to invest selectively in international markets, which we believe have higher potential for sustainable profitability.

82           AIG | First Quarter 2018 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

General INSURANCE RESULTS

Three Months Ended March 31,			Percentage
(in millions)	2018	2017	Change
Underwriting results:
Net premiums written	$6,171	$6,297	(2)%
Decrease in unearned premiums	512	192	167
Net premiums earned	6,683	6,489	3
Losses and loss adjustment expenses incurred(a)	4,488	4,237	6
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,066	909	17
Other acquisition expenses	385	388	(1)
Total acquisition expenses	1,451	1,297	12
General operating expenses	995	943	6
Underwriting income (loss)	(251)	12	NM
Net investment income	761	1,049	(27)
Adjusted pre-tax income	$510	$1,061	(52)%
Loss ratio(a)	67.2	65.3	1.9
Acquisition ratio	21.7	20.0	1.7
General operating expense ratio	14.9	14.5	0.4
Expense ratio	36.6	34.5	2.1
Combined ratio(a)	103.8	99.8	4.0
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(5.7)	(3.5)	(2.2)
Prior year development, net of (additional) return premium on loss sensitive business	1.6	(0.6)	2.2
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	-	-	NM
Accident year loss ratio, as adjusted	63.1	61.2	1.9
Accident year combined ratio, as adjusted	99.7	95.7	4.0

(a)     Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

Three Months Ended March 31,			Percentage Change in
(in millions)	2018	2017	U.S. dollars	Original Currency
North America	$2,039	$2,323	(12)%	(11)%
International(a)	4,132	3,974	4	(3)
Total net premiums written	$6,171	$6,297	(2)%	(6)%

(a)  As result of the merger of AIUI Japan and Fuji Fire and Marine Insurance Company (Fuji), Fuji’s fiscal reporting period was conformed to that of AIU Japan (Fuji Merger Impact).  Therefore, the first quarter of 2018 includes approximately $300 million for two additional months of Net premiums written.

AIG | First Quarter 2018 Form 10-Q           83

ITEM 2 | Business Segment Operations  | General Insurance

The following tables present General Insurance accident year catastrophes and severe losses by geography(a) and number of events:

Catastrophes(b)

	# of	North
(in millions)	Events	America	International	Total
Three Months Ended March 31, 2018
Windstorms and hailstorms	4	$274	$19	$293
Earthquakes	1	25	58	83
Total catastrophe-related charges	5	$299	$77	$376
Three Months Ended March 31, 2017
Windstorms and hailstorms	6	$162	$-	$162
Tropical cyclone	1	-	66	66
Total catastrophe-related charges	7	$162	$66	$228

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

Severe Losses(c)

Three Months Ended March 31,	# of	North
(in millions)	Events	America	International	Total
2018	10	$36	$99	$135
2017	4	$44	$13	$57

(c)  Severe losses are defined as non-catastrophe individual first party losses, surety losses and trade credit losses greater than $10 million, net of related reinsurance and salvage and subrogation.

North america Results

Three Months Ended March 31,			Percentage
(in millions)	2018	2017	Change
Underwriting results:
Net premiums written	$2,039	$2,323	(12)%
Decrease in unearned premiums	653	626	4
Net premiums earned	2,692	2,949	(9)
Losses and loss adjustment expenses incurred(a)	2,153	2,163	-
Acquisition expenses:
Amortization of deferred policy acquisition costs	358	323	11
Other acquisition expenses	154	162	(5)
Total acquisition expenses	512	485	6
General operating expenses	355	364	(2)
Underwriting loss	(328)	(63)	(421)
Net investment income	648	891	(27)
Adjusted pre-tax income	$320	$828	(61)%

84           AIG | First Quarter 2018 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

Loss ratio(a)	80.0	73.3	6.7
Acquisition ratio	19.0	16.4	2.6
General operating expense ratio	13.2	12.3	0.9
Expense ratio	32.2	28.7	3.5
Combined ratio(a)	112.2	102.0	10.2
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(11.1)	(5.4)	(5.7)
Prior year development, net of (additional) return premium on loss sensitive business	2.8	2.1	0.7
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	-	-	NM
Accident year loss ratio, as adjusted	71.7	70.0	1.7
Accident year combined ratio, as adjusted	103.9	98.7	5.2

(a) Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

Business and Financial Highlights

Adjusted pre-tax income decreased in the first quarter of 2018 compared to the first quarter of 2017 primarily due to higher catastrophe losses and a higher current accident year loss ratio, as adjusted, driven by higher ceded earned premiums reflecting the additional aggregate and occurrence protection coverage added to the 2018 North American catastrophe reinsurance program.  Net premiums written decreased primarily due to continued underwriting actions to strengthen our portfolio and maintain pricing discipline and changes in the 2018 reinsurance programs.

The decrease in net investment income primarily reflected lower income on alternative investments due to weaker hedge fund performance and lower interest and dividends due to lower invested assets resulting from the first quarter 2017 funding of the adverse development reinsurance agreement with NICO.

For further discussion on the NICO transaction see Insurance Reserves.

For a description of AIG’s catastrophe reinsurance protection for 2018, see Part II, Item 7. MD&A Enterprise Risk Management – Insurance Risks – General Insurance Companies’ Key Risks – Natural Catastrophe Risk in our 2017 Annual Report.

North America Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•     lower net investment income reflecting lower hedge fund performance, lower gains on securities for which changes in fair value are recognized in earnings, as well as lower interest and dividends due to lower invested assets resulting from the first quarter 2017 funding of the adverse development reinsurance agreement with NICO;

•     higher catastrophe losses; and

•     higher current accident year loss ratio, as adjusted, driven by higher ceded earned premiums primarily related to the 2018 North American catastrophe reinsurance program.

AIG | First Quarter 2018 Form 10-Q           85

ITEM 2 | Business Segment Operations  | General Insurance

North America Net Premiums Written Three Months Ended March 31, (in millions)

2018 and 2017 Comparison

Net premiums written decreased primarily due to:

•     lower production primarily in Casualty, commercial property within Property, D&O products within Financial Lines and programs business due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline; and

•     higher ceded premiums due to changes in the 2018 reinsurance programs.

This decrease was partially offset by growth in Accident and Health within Personal Insurance and the positive impact on market pricing for Property following recent catastrophe activity.

North America Combined Ratios Three Months Ended March 31,

2018 and 2017 Comparison

The increase in the combined ratio reflected an increase in both the loss ratio and the expense ratio.

This increase in the loss ratio was primarily due to:

•     higher catastrophe losses; and

•     higher current accident year loss ratio, as adjusted, due to higher ceded premiums related to the 2018 North American catastrophe reinsurance program and an increase in loss estimates in the second half of 2017, which was partially offset by a favorable change in the portfolio mix.

The increase in the expense ratio reflected a higher acquisition expense ratio driven primarily by lower earned premium due to changes in the business mix and in the 2018 reinsurance programs.

86           AIG | First Quarter 2018 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

International Results

Three Months Ended March 31,			Percentage
(in millions)	2018	2017	Change
Underwriting results:
Net premiums written	$4,132	$3,974	4%
Decrease in unearned premiums	(141)	(434)	68
Net premiums earned	3,991	3,540	13
Losses and loss adjustment expenses incurred(a)	2,335	2,074	13
Acquisition expenses:
Amortization of deferred policy acquisition costs	708	586	21
Other acquisition expenses	231	226	2
Total acquisition expenses	939	812	16
General operating expenses	640	579	11
Underwriting income(b)	77	75	3
Net investment income	113	158	(28)
Adjusted pre-tax income	$190	$233	(18)%
Loss ratio(a)	58.5	58.6	(0.1)
Acquisition ratio	23.5	22.9	0.6
General operating expense ratio	16.0	16.4	(0.4)
Expense ratio	39.5	39.3	0.2
Combined ratio(a)	98.0	97.9	0.1
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(1.9)	(1.9)	-
Prior year development, net of (additional) return premium on loss sensitive business	0.7	(2.9)	3.6
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	-	-	NM
Accident year loss ratio, as adjusted	57.3	53.8	3.5
Accident year combined ratio, as adjusted	96.8	93.1	3.7

(a)  Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

(b)  As result of the Fuji Merger Impact, the first quarter of 2018 includes two additional months of operating earnings increasing Net premiums written, Net premiums earned, Losses and loss adjustment expenses incurred, and Adjusted pre-tax income by approximately $300 million, $300 million, $200 million and $15 million, respectively.

Business and Financial Highlights

Adjusted pre-tax income decreased in the first quarter of 2018 compared to the first quarter of 2017 primarily due to lower income on alternative investments driven by a decrease in portfolio holdings as well as weaker hedge fund performance, and losses on securities for which changes in fair value are recognized in earnings compared to gains in the prior year period. The combined ratio remained flat due to a slightly higher expense ratio offset by a slightly lower loss ratio. Net premium written, excluding the impact of foreign exchange, decreased primarily due to higher ceded premiums related to the changes in 2018 reinsurance programs as well as portfolio optimization and continued challenging market conditions,  partially offset by the Fuji Merger Impact.

AIG | First Quarter 2018 Form 10-Q           87

ITEM 2 | Business Segment Operations  | General Insurance

International Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2018 and 2017 Comparison

Adjusted pre-tax income decreased due to:

•     higher current accident year loss ratio, as adjusted, driven primarily by higher severe losses and higher ceded earned premiums related to the additional reinsurance protection against severe losses added for international locations on a global basis and the 2018 catastrophe reinsurance program; and

•     lower net investment income mainly driven by a decrease in alternative investments portfolio holdings as well as lower hedge fund performance, and losses on securities for which changes in fair value are recognized in earnings compared to gains in the prior year period.

This decrease was partially offset by favorable prior year loss reserve development in the first quarter of 2018 compared to unfavorable prior year loss reserve development in the first quarter of 2017 mainly resulting from the reduction in Ogden discount rate during the first quarter of 2017.

International Net Premiums Written Three Months Ended March 31, (in millions)

2018 and 2017 Comparison

Net premiums written decreased, excluding the impact of foreign exchange, due to:

•     higher ceded premiums related to the changes in 2018 reinsurance programs;

•     lower production in our Japan business reflecting our focus on profitability combined with a competitive market environment;

•     lower production in Property and Casualty primarily driven by execution of our portfolio optimization strategy in Europe; and

•     the sale of certain of our insurance operations to Fairfax.

This decrease was partially offset by the Fuji Merger Impact.

88           AIG | First Quarter 2018 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

International Combined Ratios Three Months Ended March 31,

2018 and 2017 Comparison

The combined ratio remained flat due to a slightly higher expense ratio offset by a slightly lower loss ratio.

The increase in expense ratio reflected a slightly higher acquisition ratio mainly due to a decrease in earned premiums driven by the changes in 2018 reinsurance programs.

The slightly lower loss ratio reflected favorable prior year loss reserve development in 2018, primarily from Personal Insurance, compared to unfavorable prior year loss reserve development in 2017 mainly resulting from the reduction in Ogden discount rate.

The lower loss ratio was almost entirely offset by a higher current accident year loss ratio, as adjusted, driven primarily by higher severe losses and higher ceded premiums related to the changes in 2018 reinsurance programs.

AIG | First Quarter 2018 Form 10-Q           89

ITEM 2 |  Business Segment Operations | Life and Retirement

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

Federal Home Loan Bank (FHLB) Funding Agreements are issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments. Funding agreements are issued by our U.S. Life and Retirement companies to the FHLBs in their respective districts at floating rates over specified periods, which can be prepaid at our discretion. Proceeds are invested in fixed income securities and other suitable investments to generate spreads. These investment contracts do not have mortality or morbidity risk and are similar to GICs.

90           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

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

Group Retirement continues  to  enhance  its  technology platform to  improve  the customer  experience for  plan sponsors  and  individual  participants.  VALIC’s  self-service tools paired with its career financial advisors provide a  compelling  service  platform. Group Retirement’s strategy also involves providing financial planning services for its clients and meeting their need for income in retirement.

Life Insurance continues  to  invest to  position  itself for  growth,  while executing on strategies  to  enhance  returns.

Life Insurance is focused on rationalizing its product portfolio, aligning distribution with its most  productive  channels, consolidating systems  on  state-of-the-art platforms, and employing innovative underwriting enhancements.

Institutional Markets continues to grow its assets under management across multiple product lines, including stable value wrap, GICs and pension risk transfer annuities. Our growth strategy is opportunistic and allows us to pursue select transactions that meet our risk-adjusted return requirements.

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

AIG | First Quarter 2018 Form 10-Q           91

ITEM 2 |  Business Segment Operations | Life and Retirement

COMPETITION and challenges

Life and Retirement operates in the highly competitive insurance and financial services industry in the U.S. and select international markets, competing against various financial services companies, including banks and  other  life insurance and mutual fund companies. Competition  is  primarily  based  on  product  pricing  and  design,  distribution, financial strength, customer service and ease of doing business.

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

•      increased competition in our primary markets, including aggressive pricing of annuities by private equity-backed annuity writers, increased competition and consolidation of employer groups in the group retirement planning market, and peers with different profitability targets in the pension risk transfer space;

•      increasingly complex new and proposed regulatory requirements, which have created uncertainty that is affecting industry growth; and

•      upgrading our technology and underwriting processes while managing general operating expenses.

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

Changes in the interest rate environment can have a significant impact on sales, surrender rates, investment returns, guaranteed income features, and spreads in the annuity industry. Additionally, regulatory developments surrounding the DOL Fiduciary Rule and standard of care for the sale of investment products and services have created uncertainties in the annuity marketplace.  These uncertainties have negatively impacted the industry sales of annuity products, including those offered by Individual Retirement.

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

92           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

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

Changes in the interest rate environment can have a significant impact on investment returns and net investment spreads, as well as reduce the tax efficiency associated with institutional life insurance products, dampening organic growth opportunities. Tax reform may lead to new opportunities in the stable value wrap market.

For additional discussion of the impact of market interest rate movement on our Life and Retirement business see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Impact of Changes in the Interest Rate Environment.

For additional information on the impact of the DOL Fiduciary Rule and the related regulatory developments on our Individual Retirement and Group Retirement businesses see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Standard of Care – Regulatory Developments.

life and retirement RESULTS

Three Months Ended March 31,			Percentage
(in millions)	2018	2017	Change
Revenues:
Premiums	$446	$836	(47)%
Policy fees	734	688	7
Net investment income	2,046	1,962	4
Other income	234	217	8
Total adjusted revenues	3,460	3,703	(7)
Benefits and expenses:
Policyholder benefits and losses incurred	830	1,110	(25)
Interest credited to policyholder account balances	854	846	1
Amortization of deferred policy acquisition costs	246	228	8
General operating and other expenses*	600	597	1
Interest expense	38	24	58
Total operating expenses	2,568	2,805	(8)
Adjusted pre-tax income	$892	$898	(1)%

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

For additional information on our investment strategy, asset-liability management process and invested asset composition see Investments.

AIG | First Quarter 2018 Form 10-Q           93

ITEM 2 |  Business Segment Operations | Life and Retirement

Individual Retirement Results

Three Months Ended March 31,			Percentage
(in millions)	2018	2017	Change
Revenues:
Premiums	$12	$28	(57)%
Policy fees	204	185	10
Net investment income	984	1,007	(2)
Advisory fee and other income	161	153	5
Benefits and expenses:
Policyholder benefits and losses incurred	47	37	27
Interest credited to policyholder account balances	412	415	(1)
Amortization of deferred policy acquisition costs	134	129	4
Non deferrable insurance commissions	81	72	13
Advisory fee expenses	54	58	(7)
General operating expenses	115	110	5
Interest expense	19	13	46
Adjusted pre-tax income	$499	$539	(7)%
Fixed Annuities base net investment spread:
Base yield	4.60%	4.92%	(32)	bps
Cost of funds	2.65	2.67	(2)
Fixed Annuities base net investment spread	1.95%	2.25%	(30)	bps

Business and Financial Highlights

The market environment continues to reflect uncertainties in the annuity business resulting from legislative and regulatory initiatives and a sustained low interest rate environment. While interest rates had slightly improved, rates remained low relative to historical levels. Excluding the impact of deposits from the FHLB funding agreement, premiums and deposits declined in the first quarter of 2018 compared to the same period in the prior year. Net flows declined and continued to be negative primarily due to lower deposits and higher surrenders. Adjusted pre-tax income decreased, reflecting declines in equity market performance, base net investment spread and gains on securities for which the fair value option was elected. Partially offsetting these decreases were higher alternative investment returns, policy fees and advisory fees, as well as the receipt of non-recurring payments on structured securities.

Fixed Annuities base net investment spread in the first quarter of 2018 declined compared to the same period in the prior year primarily due to decreases in accretion income and reinvestment yields.

94           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•     lower equity market performance in the first quarter of 2018, which contributed to increases in policyholder benefits and DAC amortization;

•     decline in base net investment spread primarily in Fixed Annuities driven by decreases in accretion income and reinvestment yields. In addition, income from base portfolio reflected declines driven by lower invested assets in Fixed Annuities, partially offset by asset growth in Index Annuities; and

•     decline in net investment income, primarily from lower gains on securities for which the fair value option was elected and income from bond call and tender, partially offset by higher returns on alternative investments and the receipt of non-recurring payments on structured securities.

Partially offsetting these decreases were higher policy fees and advisory fees, net of expenses, primarily driven by asset growth in Variable Annuities.

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums decreased in the first quarter of 2018 compared to the same period in the prior year, primarily due to competitive market rates and continued regulatory uncertainties.

Premiums and deposits is a non‑GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts, FHLB funding agreements and mutual funds under administration.

Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals. Deposits from FHLB funding agreements were excluded from net flows of Individual Retirement, as net flows from these funding agreements are not considered part of the metric to measure Individual Retirement’s core recurring performance.

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2018	2017
Premiums	$12	$28
Deposits	4,347	3,357
Other	(1)	(3)
Premiums and deposits	$4,358	$3,382

AIG | First Quarter 2018 Form 10-Q           95

ITEM 2 |  Business Segment Operations | Life and Retirement

The following table presents surrenders as a percentage of average reserves:

Three Months Ended March 31,
	2018	2017
Surrenders as a percentage of average reserves
Fixed Annuities	7.4%	7.0%
Variable and Index Annuities	6.4	6.0

The following table presents reserves for Fixed Annuities and Variable and Index Annuities by surrender charge category:

	March 31, 2018		December 31, 2017
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$31,867	$19,229	$32,299	$18,896
Greater than 0% - 2%	1,713	6,088	1,704	6,045
Greater than 2% - 4%	1,422	9,708	1,560	9,470
Greater than 4%	13,505	34,156	13,329	34,677
Non-surrenderable	1,625	447	1,665	429
Total reserves	$50,132	$69,628	$50,557	$69,517

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For Variable and Index Annuities, the proportion of reserves subject to surrender charges at March 31, 2018 has decreased compared to December 31, 2017 due to normal aging of the business and continued decline in sales. The increase in reserves with no surrender charge contributed to the increase in the surrender rate for Variable and Index Annuities in the first quarter of 2018 compared to the same period in the prior year. Increases in market interest rates in the first quarter of 2018 contributed to the increase in the surrender rate for Fixed Annuities in the first quarter of 2018 compared to the same period in the prior year.

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows Three Months Ended March 31, (in millions)

2018 and 2017 Comparison

•     Fixed Annuities premiums and deposits decreased primarily due to lower bank distribution sales, partially offset by higher broker dealer distribution sales. Net flows declined and continued to be negative primarily due to higher surrenders and lower premiums and deposits primarily driven by competitive market rates and continued regulatory uncertainties.

•     Variable and Index Annuities premiums and deposits increased primarily due to higher index annuity sales, partially offset by lower variable annuity sales driven by continued regulatory uncertainties. Net flows declined primarily due to higher surrenders partially offset by increased sales.

•     Funding Agreements premiums and deposits in the first quarter of 2018 reflected deposits from the FHLB funding agreement, which were excluded from reported net flows.

•     Retail Mutual Funds net flows declined and continued to be negative reflecting lower deposits and higher withdrawals due to continued negative industry trends in U.S. equity actively managed funds.

96           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Group Retirement Results

Three Months Ended March 31,			Percentage
(in millions)	2018	2017	Change
Revenues:
Premiums	$6	$9	(33)%
Policy fees	112	99	13
Net investment income	582	555	5
Advisory fee and other income	61	55	11
Benefits and expenses:
Policyholder benefits and losses incurred	16	21	(24)
Interest credited to policyholder account balances	275	278	(1)
Amortization of deferred policy acquisition costs	25	22	14
Non deferrable insurance commissions	29	27	7
Advisory fee expenses	22	18	22
General operating expenses	102	102	-
Interest expense	10	7	43
Adjusted pre-tax income	$282	$243	16%
Base net investment spread:
Base yield	4.53%	4.68%	(15)	bps
Cost of funds	2.72	2.81	(9)
Base net investment spread	1.81%	1.87%	(6)	bps

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. However, external factors, including the consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement’s retention. Excluding the impact of deposits from the FHLB funding agreement, premiums and deposits decreased in the first quarter of 2018 compared to the same period in 2017. Net flows declined and continued to be negative primarily due to lower deposits from group plan acquisitions and higher surrenders. Adjusted pre-tax income increased, reflecting higher alternative investment returns and policy fees, as well as the receipt of non-recurring payments on structured securities. Partially offsetting these increases were declines in base net investment spread and gains on securities for which the fair value option was elected.

Group Retirement base net investment spread in the first quarter of 2018 declined compared to the same period in the prior year primarily due to lower reinvestment yields, partially offset by higher accretion income and effective crediting rate management.

AIG | First Quarter 2018 Form 10-Q           97

ITEM 2 |  Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2018 and 2017 Comparison

Adjusted pre-tax income increased primarily due to:

•     higher net investment income, primarily from the receipt of non-recurring payments on structured securities and higher returns on alternative investments, partially offset by lower gains on securities for which the fair value option was elected and income from bond call and tender; and

•     higher policy fees primarily driven by growth in assets.

Partially offsetting these increases was a decline in base net investment spread primarily due to lower reinvestment yields, partially offset by higher accretion income and effective crediting rate management.

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in the first quarter of 2018, which primarily represent immediate annuities, decreased modestly compared to the same period in the prior year reflecting the typical volumes expected for this product.

Premiums and deposits is a non‑GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts, FHLB funding agreements and mutual funds under administration.

Net flows for annuity products included in Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals. Deposits from FHLB funding agreements were excluded from net flows of Group Retirement, as net flows from these funding agreements are not considered part of the metric to measure Group Retirement’s core recurring performance.

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2018	2017
Premiums	$6	$9
Deposits	2,066	2,031
Premiums and deposits	$2,072	$2,040

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

Three Months Ended March 31,	2018	2017
Surrenders as a percentage of average reserves and mutual funds	10.2%	10.2%

98           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

The following table presents reserves for Group Retirement annuities by surrender charge category:

	March 31,		December 31,
(in millions)	2018	(a)	2017	(a)
No surrender charge(b)	$68,492		$69,006
Greater than 0% - 2%	690		1,087
Greater than 2% - 4%	1,256		1,344
Greater than 4%	5,728		5,270
Non-surrenderable	636		439
Total reserves	$76,802		$77,146

(a)  Excludes mutual fund assets under administration of $20.0 billion and $20.2 billion at March 31, 2018 and December 31, 2017, respectively.

(b)  Group Retirement amounts in this category include reserves of approximately $6.3 billion, at both March 31, 2018 and December 31, 2017, which are subject to 20 percent annual withdrawal limitations.

Group Retirement annuities are typically subject to a five- to seven-year surrender charge period, depending on the product.  At March 31, 2018, Group Retirement annuity reserves declined compared to December 31, 2017 primarily due to negative net flows, as well as less favorable equity market performance in the first quarter of 2018. The amount and proportion of annuity reserves that have no surrender charge decreased primarily due to higher group plan surrenders. The surrender rate in the first quarter of 2018 was unchanged compared to the same period in the prior year.

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended March 31, (in millions)

2018 and 2017 Comparison

Net flows declined and continued to be negative primarily due to lower deposits from group plan acquisitions and higher surrenders, including approximately $405 million of large group plan surrenders. Premiums and deposits in the first quarter of 2018 reflected deposits from the FHLB funding agreement, which were excluded from reported net flows.

AIG | First Quarter 2018 Form 10-Q           99

ITEM 2 |  Business Segment Operations | Life and Retirement

Life Insurance Results

Three Months Ended March 31,			Percentage
(in millions)	2018	2017	Change
Revenues:
Premiums	$379	$384	(1)%
Policy fees	377	360	5
Net investment income	293	260	13
Other income	12	9	33
Benefits and expenses:
Policyholder benefits and losses incurred	646	593	9
Interest credited to policyholder account balances	95	95	-
Amortization of deferred policy acquisition costs	86	76	13
Non deferrable insurance commissions	22	31	(29)
General operating expenses	154	161	(4)
Interest expense	6	3	100
Adjusted pre-tax income	$52	$54	(4)%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Premiums and deposits in the first quarter of 2018 reflected growth in universal life deposits and international life and health premiums. Adjusted pre-tax income reflected the impact of the aging of the policyholder population base, partially offset by growth in invested assets and higher alternative investment returns.

Life Insurance Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2018 and 2017 Comparison

Adjusted pre-tax income in the first quarter of 2018 was comparable to the same period in the prior year reflecting higher policyholder benefits in domestic individual life business primarily due to the aging of the policyholder population base.

This decrease was partially offset by increased net investment income primarily due to higher base portfolio income driven by growth in invested assets and higher returns on alternative investments.

100           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life, international life and health and group benefits. Premiums, excluding the effect of foreign exchange, decreased five percent in the first quarter of 2018 compared to the same period in the prior year, primarily due to lower premiums on group benefits policies partially offset by growth in international life and health, including assumed premiums on business distributed by Laya Healthcare.

Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2018	2017
Premiums	$379	$384
Deposits	412	368
Other	178	158
Premiums and deposits	$969	$910

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits Three Months Ended March 31, (in millions)

2018 and 2017 Comparison

Premiums and deposits grew by five percent, excluding the effect of foreign exchange, primarily due to growth in universal life and international life and health, including assumed premiums on business distributed by Laya Healthcare. These increases were partially offset by lower group benefits premiums.

AIG | First Quarter 2018 Form 10-Q           101

ITEM 2 |  Business Segment Operations | Life and Retirement

Institutional markets Results

Three Months Ended March 31,			Percentage
(in millions)	2018	2017	Change
Revenues:
Premiums	$49	$415	(88)%
Policy fees	41	44	(7)
Net investment income	187	140	34
Benefits and expenses:
Policyholder benefits and losses incurred	121	459	(74)
Interest credited to policyholder account balances	72	58	24
Amortization of deferred policy acquisition costs	1	1	-
Non deferrable insurance commissions	7	8	(13)
General operating expenses	14	10	40
Interest expense	3	1	200
Adjusted pre-tax income	$59	$62	(5)%

Business and Financial Highlights

Institutional Markets continued to opportunistically grow its assets under management, which drove the continuous increase in net investment spread over recent years. Product distribution continues to be strong and the business is focused on maintaining pricing discipline to achieve attractive risk adjusted return.

Institutional Markets Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2018 and 2017 Comparison

Adjusted pre-tax income in the first quarter of 2018 was comparable to the same period in the prior year. Decreases in premiums and policyholder benefits were primarily due to higher pension risk transfer business written in the first quarter of 2017. Growth in reserves and assets under management drove the increase in net investment income with similar impact to policyholder benefits and interest credited to policyholder account balances.

102           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities. Premiums decreased in the first quarter of 2018 compared to the same period in the prior year primarily driven by the pension risk transfer business written in 2017.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct premiums as well as deposits received on universal life insurance and investment-type annuity contracts, including GICs and FHLB funding agreements.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2018	2017
Premiums	$49	$415
Deposits	1,408	150
Other	6	8
Premiums and deposits	$1,463	$573

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits Three Months Ended March 31, ($ in millions)

2018 and 2017 Comparison

Premiums and deposits increased primarily driven by $1.4 billion in FHLB funding agreements, partially offset by lower sales in pension risk transfer and structured settlements.

AIG | First Quarter 2018 Form 10-Q           103

ITEM 2 |  Business Segment Operations  | Other Operations

Other Operations

The following table presents Other Operations results:

Three Months Ended March 31,			Percentage
(in millions)	2018	2017	Change
Adjusted pre-tax income (loss) by activities:
Fuji Life	$-	$16	NM	%
Parent and Other:
Corporate General operating expenses	(153)	(156)	2
Interest expense	(238)	(244)	2
Other income, net	49	76	(36)
Total Parent and Other	(342)	(324)	(6)
Adjusted pre-tax loss before eliminations	(342)	(308)	(11)
Consolidation, eliminations and other adjustments	11	48	(77)
Adjusted pre-tax loss	$(331)	$(260)	(27)%

2018 and 2017 Comparison

Parent and Other adjusted pre-tax loss increased as a result of lower income from investments accounted for under the fair value option offset by investment income for equity securities. Interest expense decreased as a result of the timing of debt repayments.

Fuji Life was sold on April 30, 2017.

104           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

Legacy Portfolio

Legacy Insurance Lines represent exited or discontinued product lines, policy forms or distribution channels. Effective in the first quarter of 2018, DSA Re is included in our Legacy Portfolio.

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

AIG | First Quarter 2018 Form 10-Q           105

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

LEGACY PORTFOLIO RESULTS

Three Months Ended March 31,			Percentage
(in millions)	2018	2017	Change
Revenues:
Premiums	$141	$167	(16)%
Policy fees	30	35	(14)
Net investment income	565	730	(23)
Other income (loss)	100	152	(34)
Total adjusted revenues	836	1,084	(23)
Benefits and expenses:
Policyholder benefits and losses and loss adjustment
expenses incurred	506	482	5
Interest credited to policyholder account balances	59	63	(6)
Amortization of deferred policy acquisition costs	18	28	(36)
General operating and other expenses	100	127	(21)
Interest expense	8	42	(81)
Total benefits and expenses	691	742	(7)
Adjusted pre-tax income	$145	$342	(58)%
Adjusted pre-tax income by type:
General Insurance Run-Off Lines	$62	$87	(29)%
Life and Retirement Run-Off Lines	28	90	(69)
Legacy Investments	55	165	(67)
Adjusted pre-tax income	$145	$342	(58)%

Business and Financial Highlights

In February 2018, we used $2.6 billion of existing Legacy Portfolio cash and investment assets to capitalize DSA Re. These assets included approximately $1.6 billion resulting from an affiliated reinsurance transaction with Eaglestone Reinsurance Company.  DSA Re has additional eligible capital under the Bermuda Monetary Authority capital framework in the form of $550 million in letter of credit agreements. In the first quarter of 2018, DSA Re disbursed tax sharing payments of $167 million to AIG Parent.

Legacy Portfolio Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2018 and 2017 Comparison

Adjusted pre-tax income decreased due to:

•     lower Legacy Life and Retirement earnings compared to the first quarter of 2017 due to lower net investment income and a refinement in reserves related to payout annuities, partially offset by modest mortality gains;

•     lower Legacy General Insurance earnings compared to the first quarter of 2017 due to lower net investment income; and

•     lower Legacy Investment earnings compared to the first quarter of 2017 due to the continued decrease in net assets of the Legacy Investments Portfolio, which was primarily driven by the sale of the Life Settlements portfolio in 2017.

106           AIG | First Quarter 2018 Form 10-Q

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

Investment Highlights in the First Quarter of 2018

•       A slight rise in interest rates and widening credit spreads, as well as the adoption of the Recognition and Measurement of Financial Assets and Financial Liabilities standard (Financial Instruments Recognition and Measurement Standard) on January 1, 2018, which resulted in the reclassification of unrealized gains in our equity securities to retained earnings, resulted in a net unrealized loss in our investment portfolio.  Net unrealized gains in our available for sale portfolio decreased to approximately $8.6 billion as of March 31, 2018 from approximately $13.9 billion as of December 31, 2017.

•       We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk versus return characteristics to improve yields and increase net investment income.

•       During the first quarter of 2018, we reduced our hedge fund portfolio by approximately $0.7 billion as a result of redemptions consistent with our planned reduction of exposure.

•       Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•       We sold our remaining interest in Arch Capital, which we received as part of the consideration for selling United Guaranty to Arch in 2016.

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

AIG | First Quarter 2018 Form 10-Q           107

ITEM 2 | Investments

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

Fixed maturity securities of the General Insurance companies’ domestic operations, with an average duration of 4.2 years, are currently comprised of corporate bonds, structured securities, taxable municipal bonds and government and agency bonds as well as tax-exempt securities, which provide attractive risk-adjusted after-tax returns. The majority of these high quality investments are rated A or higher based on composite ratings.

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

In addition, the Life and Retirement companies seek to enhance returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields.  While a diversified portfolio of alternative investments remains a fundamental component of the investment strategy of the Life and Retirement companies, we have reduced the overall size of the hedge fund portfolio, in light of changing market conditions and perceived market opportunities, and to continue reducing the size of the private equity portfolio.

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

Fixed maturity securities held in the Life and Retirement companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, with an average duration of 21.9 years.

108           AIG | First Quarter 2018 Form 10-Q

ITEM 2 | Investments

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

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

March 31, 2018
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$72,865	$66,453	$139,318	$5,866	$5,172	$1,540	$123	$12,701	$152,019
Mortgage-backed, asset-backed and collateralized	62,683	3,071	65,754	521	230	109	2,337	3,197	68,951
Total*	$135,548	$69,524	$205,072	$6,387	$5,402	$1,649	$2,460	$15,898	$220,970

*     Excludes $25.3 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

March 31, 2018
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$73,207	$66,778	$139,985	$5,217	$5,248	$1,569	$12,034	$152,019
Mortgage-backed, asset-backed and collateralized	45,133	4,371	49,504	1,033	760	17,654	19,447	68,951
Total*	$118,340	$71,149	$189,489	$6,250	$6,008	$19,223	$31,481	$220,970

*    Excludes $25.3 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

Credit Ratings

At March 31, 2018, approximately 89 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of these securities were rated AAA by one or more of the principal rating agencies, and approximately 16 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At March 31, 2018, approximately 23 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 8 percent were below investment grade or not rated. Approximately 35 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

AIG | First Quarter 2018 Form 10-Q           109

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

For a discussion of credit risks associated with Investments see Enterprise Risk Management.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions)	2018	2017	2018	2017	2018	2017
Rating:
Other fixed maturity
securities
AAA	$11,639	$11,644	$2,633	$2,656	$14,272	$14,300
AA	28,523	29,560	206	212	28,729	29,772
A	43,890	45,049	1,697	1,745	45,587	46,794
BBB	69,513	70,636	79	138	69,592	70,774
Below investment grade	13,089	13,173	19	17	13,108	13,190
Non-rated	1,052	1,073	-	-	1,052	1,073
Total	$167,706	$171,135	$4,634	$4,768	$172,340	$175,903
Mortgage-backed, asset-
backed and collateralized
AAA	$29,659	$30,306	$764	$818	$30,423	$31,124
AA	8,509	8,158	763	610	9,272	8,768
A	7,539	7,760	374	382	7,913	8,142
BBB	4,269	4,414	168	163	4,437	4,577
Below investment grade	16,218	17,194	5,681	6,004	21,899	23,198
Non-rated	14	25	13	27	27	52
Total	$66,208	$67,857	$7,763	$8,004	$73,971	$75,861
Total
AAA	$41,298	$41,950	$3,397	$3,474	$44,695	$45,424
AA	37,032	37,718	969	822	38,001	38,540
A	51,429	52,809	2,071	2,127	53,500	54,936
BBB	73,782	75,050	247	301	74,029	75,351
Below investment grade	29,307	30,367	5,700	6,021	35,007	36,388
Non-rated	1,066	1,098	13	27	1,079	1,125
Total	$233,914	$238,992	$12,397	$12,772	$246,311	$251,764

110           AIG | First Quarter 2018 Form 10-Q

ITEM 2 | Investments

Available‑for‑Sale Investments

The following table presents the fair value of our available‑for‑sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2018	2017
Bonds available for sale:
U.S. government and government sponsored entities	$2,833	$2,656
Obligations of states, municipalities and political subdivisions	17,811	18,644
Non-U.S. governments	15,723	15,659
Corporate debt	131,339	134,176
Mortgage-backed, asset-backed and collateralized:
RMBS	35,889	37,234
CMBS	13,609	13,841
CDO/ABS	16,710	16,782
Total mortgage-backed, asset-backed and collateralized	66,208	67,857
Total bonds available for sale(a)	233,914	238,992
Equity securities available for sale:
Common stock	-	1,061
Preferred stock	-	533
Mutual funds	-	114
Total equity securities available for sale(b)	-	1,708
Total	$233,914	$240,700

(a)  At March 31, 2018 and December 31, 2017, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $30.4 billion and $31.5 billion, respectively.

(b)  As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer classified and accounted for as available for sale securities.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	March 31,	December 31,
(in millions)	2018	2017
Japan	$1,878	$1,791
Germany	1,625	1,623
United Kingdom	1,102	1,214
Canada	1,035	1,051
France	936	923
Netherlands	577	608
Mexico	497	513
Indonesia	493	493
United Arab Emirates	430	432
Norway	401	409
Other	6,803	6,659
Total	$15,777	$15,716

AIG | First Quarter 2018 Form 10-Q           111

ITEM 2 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	March 31, 2018
			Non-			December 31,
		Financial	Financial	Structured		2017
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$936	$1,381	$2,018	$-	$4,335	$4,169
Germany	1,625	196	2,056	1	3,878	3,803
Netherlands	577	916	1,148	49	2,690	2,868
Belgium	222	115	900	-	1,237	1,216
Ireland	11	-	504	618	1,133	1,071
Spain	-	166	836	-	1,002	1,009
Italy	-	254	488	-	742	694
Luxembourg	-	36	389	-	425	436
Finland	51	46	70	-	167	163
Austria	29	14	-	-	43	37
Other - EuroZone	705	42	238	-	985	1,013
Total Euro-Zone	$4,156	$3,166	$8,647	$668	$16,637	$16,479
Remainder of Europe:
United Kingdom	$1,102	$3,414	$8,333	$3,642	$16,491	$16,975
Switzerland	47	1,149	1,030	-	2,226	2,299
Sweden	117	385	165	-	667	658
Norway	401	47	158	-	606	618
Russian Federation	124	24	149	-	297	284
Other - Remainder of Europe	147	53	98	-	298	287
Total - Remainder of Europe	$1,938	$5,072	$9,933	$3,642	$20,585	$21,121
Total	$6,094	$8,238	$18,580	$4,310	$37,222	$37,600

Investments in Municipal Bonds

At March 31, 2018, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 93 percent of the portfolio rated A or higher.

112           AIG | First Quarter 2018 Form 10-Q

ITEM 2 | Investments

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	March 31, 2018
	State	Local		Total	December 31,
	General	General		Fair	2017
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$20	$485	$2,843	$3,348	$3,562
California	692	411	2,062	3,165	3,275
Texas	193	668	1,084	1,945	1,992
Illinois	107	124	764	995	908
Massachusetts	468	-	477	945	966
Florida	60	-	582	642	666
Virginia	8	-	613	621	639
Washington	250	7	347	604	650
Ohio	91	-	428	519	575
Washington D.C.	36	-	448	484	497
Georgia	116	87	260	463	566
Pennsylvania	158	22	274	454	418
Maryland	164	91	107	362	380
All other states(a)	377	317	2,570	3,264	3,550
Total(b)(c)	$2,740	$2,212	$12,859	$17,811	$18,644

(a)  We did not have material credit exposure to the government of Puerto Rico.

(b)  Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)  Includes $0.7 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	March 31,	December 31,
(in millions)	2018	2017
Financial institutions:
Money Center/Global Bank Groups	$9,355	$9,295
Regional banks — other	603	562
Life insurance	3,482	3,603
Securities firms and other finance companies	375	386
Insurance non-life	4,698	4,893
Regional banks — North America	6,090	6,320
Other financial institutions	9,828	9,906
Utilities	18,177	18,655
Communications	9,376	9,756
Consumer noncyclical	16,113	15,873
Capital goods	7,606	7,797
Energy	12,841	13,171
Consumer cyclical	8,402	9,166
Basic	5,902	6,123
Other	18,491	18,670
Total*	$131,339	$134,176

*    At March 31, 2018 and December 31, 2017, respectively, approximately 90 and 91 percent of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 5.5 percent at both March 31, 2018 and December 31, 2017. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

AIG | First Quarter 2018 Form 10-Q           113

ITEM 2 | Investments

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2018	2017
Agency RMBS	$14,061	$15,002
Alt-A RMBS	11,382	11,624
Subprime RMBS	2,920	2,947
Prime non-agency	6,725	6,891
Other housing related	801	770
Total RMBS(a)(b)	$35,889	$37,234

(a)  Includes approximately $12.0 billion and $12.3 billion at March 31, 2018, and December 31, 2017, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired (PCI) Securities see Note 5 to the Condensed Consolidated Financial Statements.

(b)  The weighted average expected life was six years at both March 31, 2018 and December 31, 2017.

Our underwriting practices for investing in RMBS, other asset‑backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2018	2017
CMBS (traditional)	$10,896	$11,092
Agency	2,077	2,093
Other	636	656
Total	$13,609	$13,841

The fair value of CMBS holdings remained stable during the first quarter of 2018. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	March 31,	December 31,
(in millions)	2018	2017
Collateral Type:
Bank loans (CLO)	$7,997	$8,112
Other	71	94
Total	$8,068	$8,206

Commercial Mortgage Loans

At March 31, 2018, we had direct commercial mortgage loan exposure of $29.7 billion. All commercial mortgage loans were current or performing according to their restructured terms.

114           AIG | First Quarter 2018 Form 10-Q

ITEM 2 | Investments

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
March 31, 2018
State:
New York	96	$1,721	$3,607	$543	$298	$104	$177	$6,450	22%
California	82	437	1,035	298	300	841	359	3,270	11
Texas	57	327	1,104	159	83	154	38	1,865	6
Massachusetts	21	714	421	409	-	-	26	1,570	5
New Jersey	41	704	46	428	41	28	32	1,279	4
Florida	81	353	82	433	226	18	68	1,180	4
Illinois	16	410	304	11	25	-	23	773	3
Pennsylvania	25	76	22	575	47	26	-	746	3
Washington D.C.	12	327	358	-	-	19	-	704	2
Ohio	26	162	11	203	238	-	5	619	2
Other states	249	1,755	954	1,455	778	553	159	5,654	19
Foreign	74	1,804	804	699	537	638	1,107	5,589	19
Total*	780	$8,790	$8,748	$5,213	$2,573	$2,381	$1,994	$29,699	100%
December 31, 2017
State:
New York	97	$1,673	$3,716	$556	$265	$105	$177	$6,492	23%
California	86	438	1,055	301	313	845	360	3,312	12
Texas	55	327	934	160	83	154	38	1,696	6
Massachusetts	21	701	384	410	-	-	27	1,522	5
New Jersey	42	667	46	486	41	28	32	1,300	4
Florida	81	319	84	435	227	19	69	1,153	4
Pennsylvania	25	74	22	577	47	26	-	746	3
Illinois	15	315	304	11	25	-	23	678	2
Ohio	26	163	11	205	240	-	5	624	2
Washington D.C.	11	232	359	-	-	19	-	610	2
Other states	253	1,790	964	1,466	696	564	160	5,640	20
Foreign	71	1,464	821	754	86	629	1,069	4,823	17
Total*	783	$8,163	$8,700	$5,361	$2,023	$2,389	$1,960	$28,596	100%

*    Does not reflect allowance for credit losses.

For additional discussion on commercial mortgage loans see Note 7 to the Consolidated Financial Statements in the 2017 Annual Report.

Impairments

The following table presents impairments by investment type:

Three Months Ended March 31,
(in millions)	2018	2017
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$87	$58
Equity securities, available for sale(a)	-	2
Private equity funds and hedge funds	-	8
Subtotal	87	68
Other impairments:
Investments in life settlements	-	41
Real estate(b)	10	52
Total	$97	$161

(a)   Upon the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer required to be evaluated for other-than-temporary impairments.

AIG | First Quarter 2018 Form 10-Q           115

ITEM 2 | Investments

(b)  Impairments in 2017 include $35 million related to other assets that were sold.

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

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended March 31, 2018
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	49	-	49
Foreign currency declines	-	-	-	6	-	6
Issuer-specific credit events	15	2	6	9	-	32
Adverse projected cash flows	-	-	-	-	-	-
Total	$15	$2	$6	$64	$-	$87
Three Months Ended March 31, 2017
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	1	-	1
Foreign currency declines	-	-	-	10	-	10
Issuer-specific credit events	12	-	15	20	10	57
Adverse projected cash flows	-	-	-	-	-	-
Total	$12	$-	$15	$31	$10	$68

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments. Upon the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer required to be evaluated for other-than-temporary impairments

We recorded other-than-temporary impairment charges in the first quarters of 2018 and 2017 related to:

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

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $148 million and $188 million in the three-month periods ended March 31, 2018 and 2017, respectively.

For a discussion of our other-than-temporary impairment accounting policy see Note 6 to the Consolidated Financial Statements in the 2017 Annual Report.

116           AIG | First Quarter 2018 Form 10-Q

ITEM 2 | Investments

The following table shows the aging of the pre-tax unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

March 31, 2018	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$50,268	$1,165	6,405	$360	$126	7	$-	$-	-	$50,628	$1,291	6,412
7-11 months	9,864	364	1,140	-	-	-	-	-	-	9,864	364	1,140
12 months or more	13,024	740	1,547	68	20	13	37	23	12	13,129	783	1,572
Total	$73,156	$2,269	9,092	$428	$146	20	$37	$23	12	$73,621	$2,438	9,124
Below investment
grade bonds
0-6 months	$4,838	$119	2,248	$51	$15	32	$9	$6	7	$4,898	$140	2,287
7-11 months	369	24	270	17	5	13	-	-	-	386	29	283
12 months or more	1,858	122	407	218	59	32	17	9	4	2,093	190	443
Total	$7,065	$265	2,925	$286	$79	77	$26	$15	11	$7,377	$359	3,013
Total bonds
0-6 months	$55,106	$1,284	8,653	$411	$141	39	$9	$6	7	$55,526	$1,431	8,699
7-11 months	10,233	388	1,410	17	5	13	-	-	-	10,250	393	1,423
12 months or more	14,882	862	1,954	286	79	45	54	32	16	15,222	973	2,015
Total(e)	$80,221	$2,534	12,017	$714	$225	97	$63	$38	23	$80,998	$2,797	12,137

(a)  Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)  Represents the percentage by which fair value is less than cost at March 31, 2018.

(c)  For bonds, represents amortized cost.

(d)  The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)  Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the first quarter of 2018 was primarily attributable to decreases in the fair value of fixed maturity securities. For the first quarter of 2018, net unrealized losses related to fixed maturity securities decreased by $5.0 billion due primarily to an increase in rates and a widening of credit spreads.

The change in net unrealized gains and losses on investments in the first quarter of 2017 was primarily attributable to increases in the fair value of fixed maturity securities. For the first quarter of 2017, net unrealized gains related to fixed maturity and equity securities increased by $0.9 billion due primarily to a decrease in rates and a narrowing of credit spreads.

For further discussion of our investment portfolio see also Note 5 to the Condensed Consolidated Financial Statements.

AIG | First Quarter 2018 Form 10-Q           117

ITEM 2 | Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

Three Months Ended March 31,
(in millions)	2018	2017
Sales of fixed maturity securities	$10	$155
Sales of equity securities	16	1
Other-than-temporary impairments:
Severity	-	-
Change in intent	(49)	(1)
Foreign currency declines	(6)	(10)
Issuer-specific credit events	(32)	(57)
Adverse projected cash flows	-	-
Provision for loan losses	(24)	6
Foreign exchange transactions	53	159
Variable annuity embedded derivatives, net of related hedges	147	(389)
All other derivatives and hedge accounting	(225)	13
Impairments on investments in life settlements	-	(41)
Other	91	49
Net realized capital losses	$(19)	$(115)

Net realized capital losses in the first quarter of 2018 were lower than the same period in the prior year due primarily to lower derivative losses, which more than offset lower gains on the sales of securities and lower foreign exchange gains. Net realized capital losses in the first quarter of 2018 were primarily related to other-than-temporary impairment charges and derivative losses, which were higher than the gains on sales of securities and foreign exchange gains.

Net realized capital losses in the first quarter of 2017 were primarily related to derivative and hedge accounting losses, and impairments, which were higher than the foreign exchange gains and the gains recognized on the sales of securities.

Variable annuity embedded derivatives, net of related hedges, reflected gains in the first quarter of 2018 compared to losses in the first quarter of 2017 primarily due to changes in the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with guaranteed minimum withdrawal benefits (GMWB) embedded derivative, which are not hedged as part of our economic hedging program.

For additional discussion of market risk management related to these product features see MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity Risk Management and Hedging Programs in the 2017 Annual Report. For more information on the economic hedging target and the impact to pre-tax income of this program see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results in this MD&A.

For further discussion of our investment portfolio see also Note 5 to the Condensed Consolidated Financial Statements.

118           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business:

	March 31, 2018			December 31, 2017
	Net liability for	Reinsurance	Gross liability	Net liability	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	for unpaid	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	losses and	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation
(net of discount)	$5,366	$4,892	$10,258	$5,690	$4,974	$10,664
U.S. Excess Casualty	4,647	4,071	8,718	4,802	4,053	8,855
U.S. Other Casualty	5,108	4,828	9,936	5,149	4,793	9,942
U.S. Financial Lines	5,030	1,960	6,990	5,104	1,962	7,066
U.S. Property and Special risks	5,041	975	6,016	5,410	968	6,378
U.S. Personal Insurance	1,444	194	1,638	1,380	194	1,574
Europe Casualty and Financial Lines	7,132	1,220	8,352	6,986	1,156	8,142
Europe Property and Special risks	2,010	667	2,677	2,022	632	2,654
Europe and Japan Personal Insurance	2,423	368	2,791	2,348	349	2,697
Other product lines	5,871	2,721	8,592	5,804	2,307	8,111
Unallocated loss adjustment expenses	1,960	1,281	3,241	1,974	1,258	3,232
Total General Insurance	46,032	23,177	69,209	46,669	22,646	69,315

Legacy Portfolio - Run-off Lines:
U.S. Long Tail Insurance lines
(net of discount)	4,312	3,694	8,006	4,465	3,675	8,140
Other run-off product lines	134	66	200	153	65	218
Unallocated loss adjusted expenses	379	113	492	370	111	481
Total Legacy Portfolio - Run-off Lines	4,825	3,873	8,698	4,988	3,851	8,839

Other Operations (Blackboard)	30	161	191	28	211	239

Total	$50,887	$27,211	$78,098	$51,685	$26,708	$78,393

*     Includes loss reserve discount of $1.9 billion and $1.8 billion for the three-month period ended March 31, 2018 and year ended December 31, 2017, respectively. For discussion of loss reserve discount see Note 9 to the Condensed Consolidated Financial Statements.

PRIOR YEAR DEVELOPMENT

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

Three Months Ended March 31,
(in millions)	2018	2017
General Insurance:
North America*	$(78)	$(78)
International	(30)	102
Total General Insurance	$(108)	$24
Legacy Portfolio - Run-off Lines	(2)	(14)
Total prior year (favorable) unfavorable development	$(110)	$10

*    Includes the amortization attributed to the deferred gain at inception from the NICO adverse development reinsurance agreement of $62 million and $41 million for the three months ended March 31, 2018 and 2017, respectively. Consistent with our definition of APTI, prior year development excludes the portion of unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $9 million and $11 million for the three months ended March 31, 2018 and 2017, respectively, and related changes in amortization of the deferred gain of $(23) million and $(3) million over those same periods.

AIG | First Quarter 2018 Form 10-Q           119

ITEM 2 |  Insurance Reserves

Net Loss Development

In the first quarter of 2018, we recognized favorable prior year loss reserve development of $110 million.  For North America, the favorable development was primarily driven by amortization of the deferred gain from the adverse development reinsurance agreement with NICO. For International, the favorable development was driven by Europe and Japan Personal Insurance.

In the first quarter of 2017, we recognized adverse prior year loss reserve development of $10 million. We increased our loss reserves by $102 million as a result of the decision made by the UK Ministry of Justice to reduce the discount rate applied to lump-sum bodily injury payouts, known as the Ogden rate. This prior year loss reserve increase was almost entirely offset by the recognition of the amortization of the deferred gain from the adverse development reinsurance agreement with NICO and favorable development from U.S. Property and Special Risks of $35 million as a result of a reduction in catastrophe losses.

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended March 31, 2018
(in millions)	Total	2017	2016 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(20)	$-	$(20)
U.S. Excess casualty	(15)	-	(15)
U.S. Other casualty	(17)	(1)	(16)
U.S. Financial lines	(12)	(2)	(10)
U.S. Property and special risks	(69)	(63)	(6)
U.S. Personal insurance	57	56	1
Other product lines	(2)	1	(3)
Total General Insurance North America	$(78)	$(9)	$(69)
General Insurance International:
Europe casualty and financial lines	$1	$1	$-
Europe property and special risks	3	(3)	6
Europe and Japan Personal insurance	(40)	(15)	(25)
Other product lines	6	12	(6)
Total General Insurance International	$(30)	$(5)	$(25)

Legacy Portfolio - Run-off Lines	(2)	(3)	1

Total prior year (favorable) unfavorable development	$(110)	$(17)	$(93)

Three Months Ended March 31, 2017
(in millions)	Total	2016	2015 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(13)	$-	$(13)
U.S. Excess casualty	(21)	-	(21)
U.S. Other casualty	(16)	(5)	(11)
U.S. Financial lines	5	1	4
U.S. Property and special risks	(45)	(30)	(15)
U.S. Personal insurance	(4)	(10)	6
Other product lines	16	3	13
Total General Insurance North America	$(78)	$(41)	$(37)
General Insurance International:
Europe casualty and financial lines	$99	$21	$78
Europe property and special risks	26	29	(3)
Europe and Japan Personal insurance	-	(4)	4
Other product lines	(23)	(24)	1
Total General Insurance International	$102	$22	$80

Legacy Portfolio - Run-off Lines	(14)	-	(14)

Total prior year (favorable) unfavorable development	$10	$(19)	$29

120           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Insurance Reserves

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

Significant Reinsurance Agreements

In the first quarter of 2017, we entered into an adverse development reinsurance agreement with NICO, a subsidiary of Berkshire Hathaway Inc., under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion. We account for this transaction as retroactive reinsurance. This transaction resulted in a gain, which under U.S. GAAP retroactive reinsurance accounting is deferred and amortized into income over the settlement period. NICO created a collateral trust account as security for their claim payment obligations to us, into which they deposited the consideration paid under the agreement, and Berkshire Hathaway Inc. has provided a parental guarantee to secure NICO’s obligations under the agreement.

For a description of AIG’s catastrophe reinsurance protection for 2018, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – General Insurance Companies’  Key Risks – Natural Catastrophe Risk in our 2017 Annual Report.

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of March 31, 2018 and as of December 31, 2017, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	March 31,	December 31,
(in millions)	2018	2017
Gross Covered Losses
Covered reserves before discount	$25,700	$26,654
Inception to date losses paid	15,751	14,788
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,451	$16,442

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,161	$13,153
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,973	2,965
Discount on ceded losses(a)	(1,667)	(1,539)
Pre-tax deferred gain before amortization	1,306	1,426
Inception to date amortization of deferred gain at inception	(290)	(228)
Inception to date amortization attributed to changes in deferred gain(b)	(3)	(31)
Deferred gain liability reflected in AIG's balance sheet	$1,013	$1,167

(a)            For the period from inception to March 31, 2018, the accretion of discount and a reduction in effective interest rates was offset by changes in estimates of the amount and timing of future recoveries under the Adverse Development Reinsurance Agreement.

(b) Excluded from our definition of APTI.

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

Three Months Ended March 31,
(in millions)	2018	2017
Balance at beginning of year net of discount	$1,167	$-
Gain at inception	-	1,116
Unfavorable prior year reserve development ceded to NICO(a)	8	11
Amortization attributed to deferred gain at inception(b)	(62)	(41)
Amortization attributed to changes in deferred gain(c)	28	(2)
Changes in discount on ceded loss reserves	(128)	(116)
Balance at end of period, net of discount	$1,013	$968

(a)  Prior year reserve development ceded to NICO under the retroactive reinsurance agreement is deferred under U.S. GAAP.

(b)  Represents amortization of the deferred gain recognized in APTI.

(c)  Excluded from APTI and included in U.S. GAAP.

AIG | First Quarter 2018 Form 10-Q           121

ITEM 2 |  Insurance Reserves

The lines of business subject to this agreement have been the source of the majority of the prior year adverse development charges over the past several years. The agreement is expected to result in lower capital charges for reserve risks at our U.S. insurance subsidiaries. In addition, we would expect future net investment income to decline as a result of lower invested assets.

For a summary of significant reinsurers see Item 7. MD&A – Enterprise Risk Management – Insurance Operations Risks – General Insurance Companies Key Insurance Risks – Reinsurance Recoverable in our 2017 Annual Report.

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

For additional discussion of market risk management related to these product features see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies Key Risks – Variable Annuity Risk Management and Hedging Programs in our 2017 Annual Report.

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

•     The economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for U.S. GAAP valuation, such as margins for policyholder behavior, mortality, and volatility; and

•     The economic hedge target excludes the non-performance or “own credit” risk adjustment used in the U.S. GAAP valuation, which reflects a market participant’s view of our claims-paying ability by incorporating an additional spread (the NPA spread) to the swap curve used to discount projected benefit cash flows. Because the discount rate includes the NPA spread and other explicit risk margins, the U.S. GAAP valuation is generally less sensitive to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target. For more information on our valuation methodology for embedded derivatives within policyholder contract deposits see Note 4 to the Condensed Consolidated Financial Statements.

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

122           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Insurance Reserves

The following table presents a reconciliation between the fair value of the U.S. GAAP embedded derivatives and the value of our economic hedge target:

	March 31,	December 31,
(in millions)	2018	2017
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$1,601	$1,994
Exclude non-performance risk adjustment	(1,875)	(1,947)
Embedded derivative liability, excluding NPA	3,476	3,941
Adjustments for risk margins and differences in valuation	(1,450)	(1,557)
Economic hedge target liability	$2,026	$2,384

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

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

Three Months Ended March 31,
(in millions)	2018	2017
Change in fair value of embedded derivatives, excluding NPA	$551	$591
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities	(77)	11
Interest rate derivative contracts	(406)	(183)
Equity derivative contracts	74	(409)
Change in fair value of variable annuity hedging portfolio	(409)	(581)
Change in fair value of embedded derivatives excluding NPA, net of hedging portfolio	142	10
Change in fair value of embedded derivatives due to NPA spread	72	(185)
Change in fair value of embedded derivatives due to change in NPA volume	(144)	(203)
Total change due to NPA	(72)	(388)
Net impact on pre-tax income (loss)	$70	$(378)

By Consolidated Income Statement line
Net Investment Income	$(77)	$11
Net Realized capital gains (losses)	147	(389)
Net Impact on pre-tax income (loss)	$70	$(378)

The net impact on pre-tax income from the GMWB and related hedges in the first quarter of 2018 (excluding related DAC amortization) was primarily driven by gains from the impact of widening credit spreads on the NPA spread, higher interest rates and equity market volatility, partially offset by the impact on NPA volume of lower expected GMWB payments, driven by higher interest rates. The net impact on pre-tax income from the GMWB and related hedges in the first quarter of 2017 was primarily driven by losses from the impact of tightening credit spreads on the NPA spread, and the impact on the NPA volume of lower expected GMWB payments, driven by higher equity markets.

AIG | First Quarter 2018 Form 10-Q           123

ITEM 2 |  Insurance Reserves

The change in the fair value of embedded derivatives, excluding NPA, in the first quarter of 2018 reflected gains from equity market volatility and reductions in risk margins due higher interest rates, partially offset by losses from the related hedging portfolio. The change in the fair value of embedded derivatives, excluding NPA, in the first quarter of 2017 was largely offset by the related hedging portfolio.

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

Change in Economic Hedge Target

The decrease in the economic hedge target liability in the first quarter of 2018 was primarily due to widening credit spreads, higher interest rates and equity market volatility.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivatives, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

•     Changes in the fair value of fixed maturity securities, primarily corporate bonds for which the fair value option has been elected, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the first quarter of 2018 reflected losses due to increases in interest rates and widening of credit spreads, while the first quarter of 2017 had a small gain, due to tightening of credit spreads. The change in the fair value of the hedging bonds, which is excluded from the adjusted pre-tax income of the Individual Retirement and Group Retirement segments, is reported in net investment income on the Consolidated Statements of Income (Loss).

•     Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in net losses in the first quarters of 2018 and 2017 driven by higher interest rates.

•     The change in the fair value of equity derivative contracts, which included futures and options, reflected gains in the first quarter of 2018 compared to losses in the in the same period in the prior year, which varied based on the relative change in equity market returns in the respective periods.

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies, excluding DAC of the Legacy Portfolio:

Three Months Ended March 31,
(in millions)	2018	2017
Balance, beginning of year	$7,637	$7,571
Acquisition costs deferred	249	239
Amortization expense:
Related to realized capital gains and losses	(27)	53
All other operating amortization	(246)	(228)
Increase (decrease) in DAC due to foreign exchange	12	4
Change related to unrealized depreciation (appreciation) of investments	564	49
Balance, end of period*	$8,189	$7,688

*   DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $8.9 billion and $8.4 billion at March 31, 2018 and 2017, respectively.

124           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Insurance Reserves

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC and Reserves for universal life and investment-type products (collectively, investment-oriented products) are adjusted at each balance sheet date to reflect the change in DAC, unearned revenue, and benefit reserves with an offset to Other comprehensive income (OCI) as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow Investment-Oriented Adjustments). Similarly, for long-duration traditional products, significant unrealized appreciation of investments in a sustained low interest rate environment may cause additional future policy benefit liabilities (shadow Loss Adjustments) with an offset to OCI to be recorded.

Shadow adjustments to DAC and unearned revenue generally move in the opposite direction of the change in unrealized appreciation of the available for sale securities portfolio, reducing the reported DAC and unearned revenue balance when market interest rates decline. Conversely, shadow adjustments to benefit reserves generally move in the same direction as the change in unrealized appreciation of the available for sale securities portfolio, increasing reported future policy benefit liabilities balance when market interest rates decline.

Market interest rates increased in the first quarter of 2018, which resulted in a $4.1 billion decrease in the unrealized appreciation of fixed maturity securities held to support businesses in the Life and Retirement companies at March 31, 2018 compared to December 31, 2017. At March 31, 2018, the shadow Investment-Oriented Adjustments reflected increases in DAC and unearned revenues and a decrease in future policy benefit liabilities compared to December 31, 2017, while the shadow Loss Adjustments reflected a decrease in future policy benefit liabilities.

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policy funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

Three Months Ended March 31,
(in millions)	2018	2017
Individual Retirement
Balance at beginning of period, gross	$138,571	$129,321
Premiums and deposits	4,358	3,382
Surrenders and withdrawals	(3,130)	(2,874)
Death and other contract benefits	(900)	(803)
Subtotal	328	(295)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(1,938)	2,377
Cost of funds*	378	382
Other reserve changes	(95)	(161)
Balance at end of period	137,244	131,624
Reinsurance ceded	(324)	(337)
Total Individual Retirement insurance reserves and mutual fund assets	$136,920	$131,287
Group Retirement
Balance at beginning of period, gross	$97,306	$88,622
Premiums and deposits	2,072	2,040
Surrenders and withdrawals	(2,467)	(2,288)
Death and other contract benefits	(151)	(134)
Subtotal	(546)	(382)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(270)	2,444
Cost of funds*	270	274
Other reserve changes	(6)	-
Balance at end of period	96,754	90,958
Total Group Retirement insurance reserves and mutual fund assets	$96,754	$90,958

AIG | First Quarter 2018 Form 10-Q           125

ITEM 2 |  Insurance Reserves

Life Insurance
Balance at beginning of period, gross	$19,424	$18,397
Premiums and deposits	884	856
Surrenders and withdrawals	(174)	(158)
Death and other contract benefits	(96)	(131)
Subtotal	614	567
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(247)	(204)
Cost of funds*	95	95
Other reserve changes	(180)	(322)
Balance at end of period	19,706	18,533
Reinsurance ceded	(1,061)	(1,074)
Total Life Insurance reserves	$18,645	$17,459
Institutional Markets
Balance at beginning of period, gross	$18,580	$15,385
Premiums and deposits	1,463	573
Surrenders and withdrawals	(522)	(199)
Death and other contract benefits	(107)	(95)
Subtotal	834	279
Change in fair value of underlying assets and reserve accretion, net of
policy fees	61	56
Cost of funds*	72	58
Other reserve changes	32	37
Balance at end of period	19,579	15,815
Reinsurance ceded	(3)	(3)
Total Institutional Markets reserves	$19,576	$15,812
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$273,881	$251,725
Premiums and deposits	8,777	6,851
Surrenders and withdrawals	(6,293)	(5,519)
Death and other contract benefits	(1,254)	(1,163)
Subtotal	1,230	169
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(2,394)	4,673
Cost of funds*	815	809
Other reserve changes	(249)	(446)
Balance at end of period	273,283	256,930
Reinsurance ceded	(1,388)	(1,414)
Total insurance reserves and mutual fund assets	$271,895	$255,516

*    Excludes amortization of deferred sales inducements.

Insurance reserves of Life and Retirement, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	March 31,	December 31,
(in millions)	2018	2017
Future policy benefits	$13,678	$13,592
Policyholder contract deposits	133,419	130,735
Other policy funds	440	401
Separate account liabilities	88,635	90,819
Total insurance reserves	236,172	235,547
Mutual fund assets	37,111	38,334
Total insurance reserves and mutual fund assets	$273,283	$273,881

126           AIG | First Quarter 2018 Form 10-Q

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

See Part II, Item 7. MD&A — Enterprise Risk Management — Risk Appetite, Limits, Identification, and Measurement in the 2017 Annual Report and Enterprise Risk Management — Liquidity Risk Management below for additional information.

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

AIG | First Quarter 2018 Form 10-Q           127

ITEM 2 |  Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES ACTIVITY FOR the first quarter of 2018

Sources

AIG Parent Funding from Subsidiaries(a)

During the first quarter of 2018, AIG Parent received $696 million in dividends from subsidiaries. Of this amount, $310 million consisted of dividends in the form of cash and fixed maturity securities from our General Insurance companies and $386 million consisted of dividends and loan repayments in the form of cash from our Life and Retirement companies.

AIG Parent also received a net amount of $378 million in tax sharing payments in the form of cash from our insurance businesses in the first quarter of 2018. The tax sharing payments may be subject to adjustment in future periods.

Debt Issuance

In March 2018, we issued $750 million aggregate principal amount of 4.200% Notes Due 2028; $1.0 billion aggregate principal amount of 4.750% Notes Due 2048; and $750 million aggregate principal amount of 5.750% Fixed-To-Floating Rate Series A-9 Junior Subordinated Debentures Due 2048 (Junior Subordinated Debentures). We intend to use the net proceeds from these offerings for general corporate purposes, including funding a portion of the consideration for the acquisition of Validus.

We will be required to redeem the Junior Subordinated Debentures at a redemption price equal to 101 percent of the principal amount of the Junior Subordinated Debentures, plus accrued and unpaid interest (i) if our acquisition of Validus is not consummated on or prior to September 21, 2018 (or such later date as extended by agreement under the agreement to purchase Validus) or (ii) if prior to such date the agreement to purchase Validus is terminated.

Uses

Debt Reduction(b)

We made repurchases of and repayments on debt instruments of approximately $1.4 billion during the first quarter of 2018. AIG Parent made interest payments on our debt instruments totaling $260 million during the first quarter of 2018.

Dividend

We paid a cash dividend of $0.32 per share on AIG Common Stock during the first quarter of 2018 totaling $289 million.

Repurchase of Common Stock

We repurchased approximately 5 million shares of AIG Common Stock during the first quarter of 2018, for an aggregate purchase price of approximately $298 million.

(a)  In April 2018, we received approximately $180 million in additional dividends in the form of cash from our General Insurance companies.  These dividends had been declared during the first quarter of 2018.

(b)  In April 2018, we announced that we will redeem all of our outstanding 8.000% Series A-7 Junior Subordinated Debentures and 8.625% Series A-8 Junior Subordinated    Debentures on May 22, 2018, in each case for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest. As of April 20, 2018, €12,350,000 aggregate principal amount of the Series A-7 Junior Subordinated Debentures were outstanding and £5,500,000 aggregate principal amount of the Series A-8 Junior Subordinated Debentures were outstanding.

128           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statements of Cash Flows:

Three Months Ended March 31,
(in millions)	2018	2017
Sources:
Net cash provided by other investing activities	$-	$14,499
Changes in policyholder contract balances	2,909	320
Issuance of long-term debt	3,039	151
Total sources	5,948	14,970
Uses:
Net cash used in operating activities	(938)	(10,336)
Net cash used in other investing activities	(1,972)	-
Repayments of long-term debt	(1,327)	(602)
Purchases of AIG Common Stock	(298)	(3,585)
Dividends paid	(289)	(307)
Net cash used in other financing activities	(1,548)	(25)
Total uses	(6,372)	(14,855)
Effect of exchange rate changes on cash and restricted cash	58	(82)
Increase (decrease) in cash and restricted cash	$(366)	$33

The following table presents a summary of AIG’s Consolidated Statement of Cash Flows:

Three Months Ended March 31,
(in millions)	2018	2017
Summary:
Net cash provided by (used in) operating activities	$(938)	$(10,336)
Net cash provided by (used in) investing activities	(1,972)	14,499
Net cash provided by (used in) financing activities	2,486	(4,048)
Effect of exchange rate changes on cash and restricted cash	58	(82)
Increase (decrease) in cash and restricted cash	(366)	33
Cash and restricted cash at beginning of year	2,737	2,107
Change in cash of businesses held for sale	-	52
Cash and restricted cash at end of period	$2,371	$2,192

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $357 million in the first quarter of 2018 compared to $354 million in the first quarter of 2017. Excluding interest payments, AIG had operating cash outflows of $581 million in the first quarter of 2018 compared to operating cash outflows of $10.0 billion in the first quarter of 2017. The operating cash outflow in the first quarter of 2017 was primarily due to payment for the adverse development reinsurance agreement entered into with NICO.

AIG | First Quarter 2018 Form 10-Q           129

ITEM 2 |  Liquidity and Capital Resources

Investing Cash Flow Activities

Net cash used by investing activities in the first quarter of 2018 was $2.0 billion compared to investing cash inflows of $14.5 billion in the first quarter of 2017. The first quarter of 2017 included sales of certain investments to fund the adverse development reinsurance agreement entered into with NICO.

Financing Cash Flow Activities

Net cash provided by financing activities in the first quarter of 2018 reflected:

•     approximately $289 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock;

•     approximately $298 million to repurchase approximately 5 million shares of AIG Common Stock; and

•     approximately $1.7 billion in net inflows from the issuance and repayment of long-term debt.

Net cash used in financing activities in the first quarter of 2017 reflected:

•     approximately $307 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock;

•     approximately $3.6 billion to repurchase approximately 56 million shares of AIG Common Stock; and

•     approximately $451 million in net outflows from the issuance and repayment of long-term debt.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of March 31, 2018, AIG Parent had approximately $13.0 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

130           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	March 31, 2018	December 31, 2017
Cash and short-term investments(a)	$4,642	$2,114
Unencumbered fixed maturity securities(b)	3,815	5,172
Total AIG Parent liquidity	8,457	7,286
Available capacity under syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$12,957	$11,786

(a)  Cash and short-term investments include reverse repurchase agreements totaling $3.6 billion and $1.7 billion as of March 31, 2018 and December 31, 2017, respectively.

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

Certain of our U.S. insurance companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had outstanding borrowings from the FHLBs in an aggregate amount of approximately $80 million and $190 million at March 31, 2018 and December 31, 2017, respectively. The outstanding borrowings at March 31, 2018 were used primarily for short-term cash management purposes. Our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from the FHLBs at March 31, 2018 or December 31, 2017. In addition, $3.4 billion and $606 million were due to the FHLBs in the respective districts of our U.S. Life and Retirement companies at March 31, 2018 and December 31, 2017, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits.

Certain of our U.S. Life and Retirement companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. At both March 31, 2018 and December 31, 2017, our U.S. Life and Retirement companies had $2.9 billion of securities subject to these agreements and $3.0 billion of liabilities to borrowers for collateral received.

AIG | First Quarter 2018 Form 10-Q           131

ITEM 2 |  Liquidity and Capital Resources

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

In February 2018, AIG Parent entered into a CMA with DSA Re. Among other things, the CMA provides that AIG Parent will maintain available statutory capital and surplus of DSA Re’s long term business fund and its general business account at or above a stress threshold percentage of its projected enhanced capital requirement in respect of the applicable fund, as defined under Bermuda law. As of March 31, 2018, the stress threshold percentage under this CMA was 125 percent.

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions.  These financial institutions issue letters of credit from time to time to certain of our General Insurance companies for insurance regulatory and reinsurance collateral purposes or for capital support, and the total outstanding amount of issued letters of credit for these purposes was approximately $2.4 billion at March 31, 2018. Letters of credit issued in support of the Life and Retirement companies totaled approximately $906 million at March 31, 2018. In the first quarter of 2018, AIG Parent issued letters of credit in support of DSA Re that totaled $550 million at March 31, 2018.

During 2016, we created a new Switzerland-domiciled international holding company, AIG International Holdings, GmbH (AIGIH), which is intended to be the ultimate holding company for all of our international entities. This international holding company structure is part of our ongoing efforts to simplify our organizational structure, and is expected to facilitate the optimization of our international capital strategy from both a regulatory and a tax perspective. Through May 2, 2018, substantially all of our international operations have been transferred to AIGIH. We will continue to monitor our international holding company structure in light of regulatory, tax and other developments, to ensure that this strategy continues to be effective.

In the first quarter of 2018, our General Insurance companies paid approximately $310 million in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. government and government-sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

In the first quarter of 2018, our Life and Retirement companies collectively paid a total of $386 million in dividends and loan repayments in the form of cash to AIG Parent.

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

As of March 31, 2018, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

132           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

March 31, 2018		Payments due by Period
	Total	Remainder of	2019 -	2021 -
(in millions)	Payments	2018	2020	2022	2023	Thereafter
Insurance operations
Loss reserves	$80,019	$18,155	$22,970	$12,837	$4,195	$21,862
Insurance and investment contract liabilities	242,309	12,871	30,140	28,273	13,005	158,020
Borrowings	995	-	122	231	-	642
Interest payments on borrowings	878	26	99	99	50	604
Other long-term obligations	-	-	-	-	-	-
Total	$324,201	$31,052	$53,331	$41,440	$17,250	$181,128
Other
Borrowings	$25,858	$990	$2,637	$3,250	$1,838	$17,143
Interest payments on borrowings	16,546	1,030	2,110	1,836	838	10,732
Other long-term obligations	440	68	177	161	-	34
Total	$42,844	$2,088	$4,924	$5,247	$2,676	$27,909
Consolidated
Loss reserves	$80,019	$18,155	$22,970	$12,837	$4,195	$21,862
Insurance and investment contract liabilities	242,309	12,871	30,140	28,273	13,005	158,020
Borrowings	26,853	990	2,759	3,481	1,838	17,785
Interest payments on borrowings	17,424	1,056	2,209	1,935	888	11,336
Other long-term obligations(a)	440	68	177	161	-	34
Total(b)	$367,045	$33,140	$58,255	$46,687	$19,926	$209,037

(a)  Primarily includes contracts to purchase future services and other capital expenditures.

(b)  Does not reflect obligations in connection with the agreement to purchase Validus Holdings, Ltd., which was entered into on January 21, 2018 and is expected to close mid-2018 subject to obtaining the relevant regulatory approvals and other customary closing conditions. Also does not reflect unrecognized tax benefits of $4.7 billion. See Note 14 to the Condensed Consolidated Financial Statements for additional information.

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

AIG | First Quarter 2018 Form 10-Q           133

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

March 31, 2018		Amount of Commitment Expiring
	Total Amounts	Remainder	2019 -	2021 -
(in millions)	Committed	of 2018	2020	2022	2023	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$125	$111	$2	$-	$-	$12
Guarantees of indebtedness	63	63	-	-	-	-
All other guarantees(a)	2	-	-	2	-	-
Commitments:
Investment commitments(b)	2,636	1,582	828	189	10	27
Commitments to extend credit	2,627	1,738	371	366	77	75
Letters of credit	5	5	-	-	-	-
Total(c)	$5,458	$3,499	$1,201	$557	$87	$114
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	85	85	-	-	-	-
All other guarantees	84	7	28	28	14	7
Commitments:
Investment commitments(b)	255	26	18	95	62	54
Commitments to extend credit(e)	200	-	200	-	-	-
Letters of credit	17	17	-	-	-	-
Total(c)(f)	$715	$135	$246	$123	$76	$135
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	210	196	2	-	-	12
Guarantees of indebtedness	63	63	-	-	-	-
All other guarantees(a)	86	7	28	30	14	7
Commitments:
Investment commitments(b)	2,891	1,608	846	284	72	81
Commitments to extend credit(e)	2,827	1,738	571	366	77	75
Letters of credit	22	22	-	-	-	-
Total(c)(f)	$6,173	$3,634	$1,447	$680	$163	$249

(a)  Includes construction guarantees connected to affordable housing investments by our Life and Retirement companies. Excludes potential amounts for indemnification obligations included in asset sales agreements. For further information on indemnification obligations see Note 10 to the Condensed Consolidated Financial Statements.

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

134           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

(e)  Includes a senior unsecured revolving credit facility of up to $200 million between AerCap Ireland Capital Designated Activity Company, as borrower, and AIG Parent, as lender (the AerCap Credit Facility) scheduled to mature in October 2019. The AerCap Credit Facility permits loans for general corporate purposes. At  March 31, 2018, no amounts were outstanding under the AerCap Credit Facility.

(f)  Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2018 is expected to be approximately $44 million for U.S. and non-U.S. plans.

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

For additional information regarding this matter see Note 14 to the Condensed Consolidated Financial Statements.

Arrangements with Variable Interest Entities

We enter into various arrangements with variable interest entities (VIEs) in the normal course of business, and we consolidate a VIE when we are the primary beneficiary of the entity.

For a further discussion of our involvement with VIEs see Note 7 to the Condensed Consolidated Financial Statements.

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

For additional information regarding our indemnification agreements see Note 10 to the Condensed Consolidated Financial Statements.

We have recorded liabilities for certain of these arrangements where it is possible to estimate them. These liabilities are not material in the aggregate. We are unable to develop a reasonable estimate of the maximum potential payout under some of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments under these arrangements.

AIG | First Quarter 2018 Form 10-Q           135

ITEM 2 |  Liquidity and Capital Resources

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Three Months Ended March 31, 2018	December 31,		and	Foreign	Other		March 31,
(in millions)	2017	Issuances	Repayments	Exchange	Changes		2018
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,339	$1,729	$(1,107)	$80	$7		$21,048
Junior subordinated debt	841	743	-	8	-		1,592
AIG Japan Holdings Kabushiki Kaisha	334	-	-	19	-		353
AIGLH notes and bonds payable	281	-	-	-	-		281
AIGLH junior subordinated debt	361	-	-	-	-		361
Total AIG general borrowings	22,156	2,472	(1,107)	107	7		23,635
AIG borrowings supported by assets:(a)
MIP notes payable	356	-	-	22	(1)		377
Series AIGFP matched notes and bonds payable	21	-	-	-	-		21
GIAs, at fair value	2,707	42	(67)	-	(42)	(b)	2,640
Notes and bonds payable, at fair value	181	-	(2)	-	1	(b)	180
Total AIG borrowings supported by assets	3,265	42	(69)	22	(42)		3,218
Total debt issued or guaranteed by AIG	25,421	2,514	(1,176)	129	(35)		26,853
Debt not guaranteed by AIG:
Other subsidiaries' notes, bonds, loans and
mortgages payable(c)	190	-	(110)	-	-		80
Debt of consolidated investments(d)	6,029	525	(71)	77	126	(e)	6,686
Total debt not guaranteed by AIG	6,219	525	(181)	77	126		6,766
Total debt	$31,640	$3,039	$(1,357)	$206	$91		$33,619

(a)  AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $2.0 billion at both March 31, 2018 and December 31, 2017. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  Includes primarily borrowings with Federal Home Loan Banks by our U.S. insurance companies.  These borrowings are short term in nature and related activity is presented net of issuances and maturities and repayments.

(d)  At March 31, 2018, includes debt of consolidated investment vehicles related to real estate investments of $2.7 billion, affordable housing partnership investments of $2.0 billion and other securitization vehicles of $2.0 billion. At December 31, 2017, includes debt of consolidated investment vehicles related to real estate investments of $2.5 billion, affordable housing partnership investments of $1.8 billion and other securitization vehicles of $1.7 billion.

(e)  Includes the effect of consolidating previously unconsolidated partnerships.

136           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at March 31, 2018 of AIG (excluding $6.7 billion of borrowings of consolidated investments) for the next four quarters:

	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter
(in millions)	2018	2018	2018	2019	Total
AIG general borrowings	$-	$-	$-	$-	$-
AIG borrowings supported by assets	364	490	136	19	1,009
Other subsidiaries' notes, bonds, loans and
mortgages payable	80	-	-	-	80
Total	$444	$490	$136	$19	$1,089

AIG | First Quarter 2018 Form 10-Q           137

ITEM 2 |  Liquidity and Capital Resources

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $6.7 billion in borrowings of debt of consolidated investments:

March 31, 2018		Remainder	Year Ending
(in millions)	Total	of 2018	2019	2020	2021	2022	2023	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$21,048	$-	$999	$1,344	$1,496	$1,508	$1,725	$13,976
Junior subordinated debt	1,592	-	-	-	-	-	-	1,592
AIG Japan Holdings Kabushiki Kaisha	353	-	-	122	231	-	-	-
AIGLH notes and bonds payable	281	-	-	-	-	-	-	281
AIGLH junior subordinated debt	361	-	-	-	-	-	-	361
Total AIG general borrowings	23,635	-	999	1,466	1,727	1,508	1,725	16,210
AIG borrowings supported by assets:
MIP notes payable	377	377	-	-	-	-	-	-
Series AIGFP matched notes and
bonds payable	21	-	-	-	-	-	-	21
GIAs, at fair value	2,640	483	264	30	200	46	113	1,504
Notes and bonds payable, at fair value	180	130	-	-	-	-	-	50
Total AIG borrowings supported by assets	3,218	990	264	30	200	46	113	1,575
Total debt issued or guaranteed by AIG	26,853	990	1,263	1,496	1,927	1,554	1,838	17,785
Other subsidiaries notes, bonds, loans
and mortgages payable	80	80	-	-	-	-	-	-
Total	$26,933	$1,070	$1,263	$1,496	$1,927	$1,554	$1,838	$17,785

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of April 27, 2018. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

138           AIG | First Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

The actual amount of collateral that we would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade.

For a discussion of the effects of downgrades in our credit ratings see Note 8 to the Condensed Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in our 2017 Annual Report.

FINANCIAL STRENGTH Ratings

Financial Strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy.  The following table presents the ratings of our significant insurance subsidiaries as of April 27, 2018.

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

For a discussion of the effects of downgrades in our financial strength ratings see Note 8 to the Condensed Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in our 2017 Annual Report.

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources see Part I, Item 1. Business — Regulation and Part I, Item 1A. Risk Factors — Regulation in our 2017 Annual Report, and Regulatory Environment below in this Quarterly Report on Form 10-Q.

Dividends and Repurchases of AIG Common Stock

On February 8, 2018, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2018 to shareholders of record on March 15, 2018. On May 2, 2018, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 28, 2018 to shareholders of record on June 14, 2018. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 11 to the Condensed Consolidated Financial Statements.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors approved an additional increase of $2.5 billion to the share repurchase authorization.  As of May 2, 2018, approximately $2.0 billion remained under the authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

During the first quarter of 2018, we repurchased approximately 5 million shares of AIG Common Stock for an aggregate purchase price of approximately $298 million pursuant to this authorization.

AIG | First Quarter 2018 Form 10-Q           139

ITEM 2 |  Liquidity and Capital Resources

Dividend Restrictions

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities.

For a discussion of restrictions on payments of dividends by our subsidiaries see Note 19 to the Consolidated Financial Statements in the 2017 Annual Report.

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

For a further discussion of AIG’s risk management program see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2017 Annual Report.

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

For further information on our credit concentrations and credit exposures see Investments – Available-for-Sale Securities.

140           AIG | First Quarter 2018 Form 10-Q

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

Risk Delegations	a comprehensive credit risk delegation framework from the Chief Credit Officer (CCO) to authorized credit professionals throughout the company
Risk Evaluation, Monitoring and Reporting	including the ongoing analysis and assessment of credit risks, trending of those risks and reporting of other key risk metrics and limits to the CCO and senior management, as may be required
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

AIG | First Quarter 2018 Form 10-Q           141

ITEM 2 | Enterprise Risk Management

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

142           AIG | First Quarter 2018 Form 10-Q

ITEM 2 | Enterprise Risk Management

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

We use a number of approaches to measure our market risk exposure, including:

Examples include:
Sensitivity analysis	measures the impact from a unit change in a market risk input

•     a one basis point increase in yield on fixed maturity securities,

•     a one basis point increase in credit spreads of fixed maturity securities, and

•     a one percent increase in prices of equity securities.

Scenario analysis	uses historical, hypothetical, or forward‑looking macroeconomic scenarios to assess and report exposures

•     a 100 basis point parallel shift in the yield curve, or

•     a 20 percent immediate and simultaneous decrease in world‑wide equity markets.

Scenarios may also utilize a stochastic framework to arrive at a probability distribution of losses.

Stress testing	a special form of scenario analysis in which the scenarios are designed to lead to a material adverse outcome	• the stock market crash of October 1987 or the widening of yields or spreads of RMBS or CMBS during 2008.

AIG | First Quarter 2018 Form 10-Q           143

ITEM 2 | Enterprise Risk Management

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Economic Effect
	March 31,		December 31,		March 31,	December 31,
(dollars in millions)	2018		2017		2018	2017
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$242,059		$248,195		$(14,656)	$(14,998)
Mortgage and other loans receivable	29,871		28,799		(1,571)	(1,566)
Preferred stock	14		14		(1)	(1)
Derivatives:
Interest rate contracts	346		(29)		(1,193)	(1,343)
Equity contracts	255		501		26	36
Foreign exchange contracts	(422)		(416)		74	42
Credit contracts	(262)		(276)		-	-
Other contracts	12		17		-	-
Total interest rate sensitive assets	$271,873	(a)	$276,805	(a)	$(17,321)	$(17,830)
Interest rate sensitive liabilities:
Policyholder contract deposits:
Investment-type contracts	$117,265		$114,326		$(1,927)	$506
Variable annuity and other embedded
derivatives	3,672		4,148		(1,369)	(2,175)
Long-term debt(b)	25,858		24,445		(2,038)	(1,803)
Total interest rate sensitive liabilities	$146,795		$142,919		$(5,334)	$(3,472)
Sensitivity factor					20% decline in stock prices and value of
					derivatives and alternative investments
Derivatives:
Equity contracts(c)	$255		$501		$(51)	$(100)
Equity and alternative investments
exposure:
Real estate investments	8,636		8,258		(1,727)	(1,652)
Private equity	5,657		5,540		(1,131)	(1,108)
Hedge funds	5,468		5,768		(1,094)	(1,153)
Common equity	1,187		1,215		(237)	(243)
PICC Investment	521		549		(104)	(110)
Aircraft asset investments	201		206		(40)	(41)
Other investments	651		555		(131)	(111)
Total derivatives, equity and alternative
investments exposure	$22,576		$22,592		$(4,515)	$(4,518)
Policyholder contract deposits:
Variable annuity and other embedded
derivatives(c)	$3,672		$4,148		$747	$982
Total liability exposure	$3,672		$4,148		$747	$982
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Great Britain pound	$2,360		$2,026		$(236)	$(203)
Euro	1,112		1,349		(111)	(135)
Japanese yen	588		651		(59)	(65)
All other foreign currencies	2,273		2,533		(227)	(253)
Total foreign currency-denominated net
asset position(d)	$6,333		$6,559		$(633)	$(656)

144           AIG | First Quarter 2018 Form 10-Q

ITEM 2 | Enterprise Risk Management

(a)  At March 31, 2018, the analysis covered $271.9 billion of $285.4 billion interest-rate sensitive assets. Excluded were $8.7 billion of loans. In addition, $4.8 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2017, the analysis covered $276.8 billion of $289.6 billion interest-rate sensitive assets. Excluded were $8.2 billion of loans. In addition, $4.6 billion of assets across various asset categories were excluded due to modeling limitations.

(b)  At March 31, 2018, the analysis excluded $6.7 billion of long-term debt related to debt of consolidated investments, $642 million of AIGLH borrowings, $80 million of borrowings from the FHLB and $353 million of AIG Japan Holdings loans. At December 31, 2017, the analysis excluded $6.0 billion of long-term debt related to debt of consolidated investments, $642 million of AIGLH borrowings, $190 million of borrowings from the FHLB and $334 million of AIG Japan Holdings loans.

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

Our foreign currency-denominated net asset position at March 31, 2018, decreased by $226 million compared to December 31, 2017, primarily due to a $237 million decrease in our euro position primarily due to an increase in reserves.

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

AIG | First Quarter 2018 Form 10-Q           145

ITEM 2 | Enterprise Risk Management

Risk Identification

The following sources of liquidity and funding risks could impact our ability to meet short-term financial obligations as they come due.

Market/Monetization Risk	Assets may not be readily transformed into cash due to unfavorable market conditions. Market liquidity risk may limit our ability to sell assets at reasonable values to meet liquidity needs.
Cash Flow Mismatch Risk	Discrete and cumulative cash flow mismatches or gaps over short-term horizons under both expected and adverse business conditions may create future liquidity shortfalls.
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

146           AIG | First Quarter 2018 Form 10-Q

ITEM 2 | Regulatory Environment

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

For updated information on the impact of the DOL Fiduciary Rule and the related regulatory developments regarding a standard of care for the sale of investment products and services, see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Standard of Care – Regulatory Developments.

In addition to the information set forth in this Quarterly Report on Form 10-Q, our regulatory status is also discussed in Part I, Item 1. Business – Regulation, Part I, Item 1A. Risk Factors – Regulation and Note 19 to the Consolidated Financial Statements in the 2017 Annual Report.

AIG | First Quarter 2018 Form 10-Q           147

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

148           AIG | First Quarter 2018 Form 10-Q

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

AIG | First Quarter 2018 Form 10-Q           149

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

Premiums and deposits – Life and Retirement include direct and assumed amounts received on traditional life insurance policies and group benefit policies, and deposits on life-contingent payout annuities, as well as deposits received on universal life, investment-type annuity contracts, FHLB funding agreements and mutual funds.

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

150           AIG | First Quarter 2018 Form 10-Q

Acronyms

Acronyms

A&H Accident and Health Insurance	GMWB Guaranteed Minimum Withdrawal Benefits
ABS Asset-Backed Securities	ISDA International Swaps and Derivatives Association, Inc.
CDO Collateralized Debt Obligations	Moody's Moody's Investors’ Service Inc.
CDS Credit Default Swap	NAIC National Association of Insurance Commissioners
CMA Capital Maintenance Agreement	NM Not Meaningful
CMBS Commercial Mortgage-Backed Securities	OTC Over-the-Counter
EGPs Estimated gross profits	OTTI Other-Than-Temporary Impairment
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting principles generally accepted in the United States of America	SEC Securities and Exchange Commission
GMDB Guaranteed Minimum Death Benefits	URR Unearned revenue reserve
VIE Variable Interest Entity

AIG | First Quarter 2018 Form 10-Q           151

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4 | Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that AIG’s disclosure controls and procedures were effective as of March 31, 2018.

There has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

152           AIG | First Quarter 2018 Form 10-Q

Part II – Other Information

ITEM 1 | Legal Proceedings

For a discussion of legal proceedings see Note 10 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A | Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2017 Annual Report.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock and warrants to purchase AIG Common Stock during the three months ended March 31, 2018:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
January 1 – 31	-	$-	-	$2,262
February 1 – 28	-	-	-	2,262
March 1 – 31(a)	5,384,703	55.41	5,384,703	1,962	(b)
Total(c)	5,384,703	$55.41	5,384,703	$1,962

(a)  During the March 1-31 period, we also repurchased 97,553 warrants to purchase shares of AIG Common Stock, at an average purchase price per warrant of $16.96, for an aggregate purchase price of $2 million.

(b)  Reflects the purchase of 97,553 warrants to purchase shares of AIG Common Stock in the March 1-31 period, which reduced the dollar value of the remaining repurchase authorization.

(c)  On May 3, 2017, our Board of Directors authorized an additional increase of $2.5 billion to the share repurchase authorization.  As of May 2, 2018, approximately $2.0 billion remained under the authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

During the three-month period ended March 31, 2018, we repurchased approximately 5 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $298 million. We also repurchased 97,553 warrants to purchase shares of AIG Common Stock during the three-month  period ended March 31, 2018 for an aggregate purchase price of $2 million.

ITEM 4 | Mine Safety Disclosures

Not applicable.

AIG | First Quarter 2018 Form 10-Q           153

ITEM 6 | Exhibits

Exhibit Index

Exhibit Number	Description	Location
2	(1) Agreement and Plan of Merger, by and among AIG, Venus Holdings Limited and Validus Holdings, Ltd., dated January 21, 2018	Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 22, 2018 (File No. 1-8787).
4	(1) Thirty-Sixth Supplemental Indenture, dated March 26, 2018, between AIG and The Bank of New York Mellon, as Trustee, relating to the 2028 Notes	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 26, 2018 (File No. 1-8787).
	(2) Thirty-Seventh Supplemental Indenture, dated March 26, 2018, between AIG and The Bank of New York Mellon, as Trustee, relating to the 2048 Notes	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 26, 2018 (File No. 1-8787).
	(3) Fifteenth Supplemental Indenture, dated March 26, 2018, between AIG and The Bank of New York Mellon, as Trustee, relating to the Junior Subordinated Debentures	Incorporated by reference to Exhibit 4.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 26, 2018 (File No. 1-8787).
(4) Form of the 2028 Notes (included in Exhibit 4.1)
(5) Form of the 2048 Notes (included in Exhibit 4.2)
(6) Form of the Junior Subordinated Debentures (included in Exhibit 4.3)
10	(1) Form of Long Term Incentive Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.60 to AIG’s Annual Report on Form 10-K filed with the SEC on February 16, 2018 (File No. 1-8787).
	(2) AIG Long Term Incentive Plan (as amended)*	Filed herewith.
	(3) Description of Non-Management Director Compensation*	Incorporated by reference to “Compensation of Directors” in AIG’s Definitive Proxy Statement on Schedule 14A, dated March 27, 2018 (File No. 1-8787).
11	Statement re: Computation of Per Share Earnings	Included in Note 12 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2018 and 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (v) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 and (vi) the Notes to the Condensed Consolidated Financial Statements

Filed herewith.

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

154           AIG | First Quarter 2018 Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SIDDHARTHA SANKARAN
Siddhartha Sankaran
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

/S/ ELIAS F. HABAYEB
Elias F. Habayeb
Senior Vice President,
Deputy Chief Financial Officer and
Group Controller
(Principal Accounting Officer)

Dated: May 3, 2018

AIG | First Quarter 2018 Form 10-Q           155