Form 10-Q
period 2018-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2018-08-03
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018	Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

As of July 30, 2018, there were 888,446,269 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

June 30, 2018

AIG | Second Quarter 2018 Form 10-Q          1

Part I – Financial Information

Item 1. | Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in millions, except for share data)	2018	2017
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2018 - $223,080; 2017 - $225,461)	$228,673	$238,992
Other bond securities, at fair value (See Note 5)	11,774	12,772
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2017 - $1,305)	-	1,708
Other common and preferred stock, at fair value (See Note 5)	1,675	589
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2018 - $0; 2017 - $5)	39,978	37,023
Other invested assets (portion measured at fair value: 2018 - $5,926; 2017 - $6,248)	20,648	20,822
Short-term investments, including restricted cash of 2018 - $18; 2017 - $58
(portion measured at fair value: 2018 - $3,245; 2017 - $2,615)	17,010	10,386
Total investments	319,758	322,292

Cash	2,135	2,362
Accrued investment income	2,449	2,356
Premiums and other receivables, net of allowance	10,860	10,248
Reinsurance assets, net of allowance	34,497	33,024
Deferred income taxes	14,753	14,033
Deferred policy acquisition costs	11,997	10,994
Other assets, including restricted cash of $227 in 2018 and $317 in 2017
(portion measured at fair value: 2018 - $719; 2017 - $922)	9,634	10,194
Separate account assets, at fair value	90,746	92,798
Total assets	$496,829	$498,301
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$76,713	$78,393
Unearned premiums	19,676	19,030
Future policy benefits for life and accident and health insurance contracts	44,608	45,432
Policyholder contract deposits (portion measured at fair value: 2018 - $3,534; 2017 - $4,150)	138,964	135,602
Other policyholder funds	3,482	3,648
Other liabilities (portion measured at fair value: 2018 - $1,423; 2017 - $1,124)	27,059	26,050
Long-term debt (portion measured at fair value: 2018 - $2,615; 2017 - $2,888)	33,784	31,640
Separate account liabilities	90,746	92,798
Total liabilities	435,032	432,593
Contingencies, commitments and guarantees (See Note 10)

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2018 - 1,906,671,492 and
2017 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2018 - 1,015,457,459 shares; 2017 - 1,007,626,835 shares of common stock	(48,052)	(47,595)
Additional paid-in capital	80,924	81,078
Retained earnings	23,318	21,457
Accumulated other comprehensive income	230	5,465
Total AIG shareholders’ equity	61,186	65,171
Non-redeemable noncontrolling interests	611	537
Total equity	61,797	65,708
Total liabilities and equity	$496,829	$498,301

See accompanying Notes to Condensed Consolidated Financial Statements.

2          AIG | Second Quarter 2018 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share data)	2018	2017	2018	2017
Revenues:
Premiums	$7,207	$7,614	$14,482	$15,396
Policy fees	763	725	1,527	1,449
Net investment income	3,065	3,613	6,326	7,299
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(28)	(33)	(103)	(72)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(8)	(28)	(20)	(49)
Net other-than-temporary impairments on available for sale
securities recognized in net income	(36)	(61)	(123)	(121)
Other realized capital gains (losses)	201	(8)	269	(63)
Total net realized capital gains (losses)	165	(69)	146	(184)
Other income	431	619	862	1,174
Total revenues	11,631	12,502	23,343	25,134
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,505	6,284	11,172	12,331
Interest credited to policyholder account balances	935	906	1,851	1,816
Amortization of deferred policy acquisition costs	1,337	1,115	2,695	2,223
General operating and other expenses	2,323	2,182	4,594	4,625
Interest expense	299	292	576	590
(Gain) loss on extinguishment of debt	5	(4)	9	(5)
Net (gain) loss on sale of divested businesses	(25)	60	(33)	160
Total benefits, losses and expenses	10,379	10,835	20,864	21,740
Income from continuing operations before
income tax expense	1,252	1,667	2,479	3,394
Income tax expense	321	557	598	1,073
Income from continuing operations	931	1,110	1,881	2,321
Income (loss) from discontinued operations, net of income tax expense	-	8	(1)	8
Net income	931	1,118	1,880	2,329
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	(6)	(12)	5	14
Net income attributable to AIG	$937	$1,130	$1,875	$2,315

Income (loss) per common share attributable to AIG:
Basic:
Income from continuing operations	$1.04	$1.21	$2.07	$2.42
Income from discontinued operations	$-	$0.01	$-	$0.01
Net income attributable to AIG	$1.04	$1.22	$2.07	$2.43
Diluted:
Income from continuing operations	$1.02	$1.18	$2.04	$2.36
Income from discontinued operations	$-	$0.01	$-	$0.01
Net income attributable to AIG	$1.02	$1.19	$2.04	$2.37
Weighted average shares outstanding:
Basic	903,215,488	925,751,084	905,566,733	953,109,915
Diluted	916,572,481	948,248,771	920,902,720	976,627,652
Dividends declared per common share	$0.32	$0.32	$0.64	$0.64

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2018 Form 10-Q          3

American International Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Net income	$931	$1,118	$1,880	$2,329
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which other-than-temporary credit impairments were taken	(1,046)	119	(1,196)	233
Change in unrealized appreciation (depreciation) of all other investments	(756)	653	(3,464)	1,348
Change in foreign currency translation adjustments	(210)	398	(52)	122
Change in retirement plan liabilities adjustment	23	11	52	29
Change in fair value of liabilities under fair value option attributable to changes in
own credit risk	(1)	-	1	-
Other comprehensive income (loss)	(1,990)	1,181	(4,659)	1,732
Comprehensive income (loss)	(1,059)	2,299	(2,779)	4,061
Comprehensive income (loss) attributable to noncontrolling interests	(6)	(12)	5	14
Comprehensive income (loss) attributable to AIG	$(1,053)	$2,311	$(2,784)	$4,047

See accompanying Notes to Condensed Consolidated Financial Statements.

4          AIG | Second Quarter 2018 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Six Months Ended June 30, 2018
Balance, beginning of year	$4,766	$(47,595)	$81,078	$21,457	$5,465	$65,171	$537	$65,708
Cumulative effect of change in accounting
principle, net of tax	-	-	-	568	(576)	(8)	-	(8)
Common stock issued under stock plans	-	187	(337)	-	-	(150)	-	(150)
Purchase of common stock	-	(646)	-	-	-	(646)	-	(646)
Net income attributable to AIG or
noncontrolling interests	-	-	-	1,875	-	1,875	5	1,880
Dividends	-	-	-	(575)	-	(575)	-	(575)
Other comprehensive income (loss)	-	-	-	-	(4,659)	(4,659)	-	(4,659)
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	98	98
Contributions from noncontrolling interests	-	-	-	-	-	-	3	3
Distributions to noncontrolling interests	-	-	-	-	-	-	(27)	(27)
Other	-	2	183	(7)	-	178	(5)	173
Balance, end of period	$4,766	$(48,052)	$80,924	$23,318	$230	$61,186	$611	$61,797

Six Months Ended June 30, 2017
Balance, beginning of year	$4,766	$(41,471)	$81,064	$28,711	$3,230	$76,300	$558	$76,858
Common stock issued under stock plans	-	140	(304)	-	-	(164)	-	(164)
Purchase of common stock	-	(6,000)	-	-	-	(6,000)	-	(6,000)
Net income attributable to AIG or
noncontrolling interests	-	-	-	2,315	-	2,315	14	2,329
Dividends	-	-	-	(597)	-	(597)	-	(597)
Other comprehensive income (loss)	-	-	-	-	1,732	1,732	-	1,732
Current and deferred income taxes	-	-	(4)	-	-	(4)	-	(4)
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	46	46
Contributions from noncontrolling interests	-	-	-	-	-	-	14	14
Distributions to noncontrolling interests	-	-	-	-	-	-	(82)	(82)
Other	-	2	157	(9)	-	150	42	192
Balance, end of period	$4,766	$(47,329)	$80,913	$30,420	$4,962	$73,732	$592	$74,324

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2018 Form 10-Q          5

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$1,880	$2,329
(Income) loss from discontinued operations	1	(8)
Adjustments to reconcile net income to net cash used in operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(103)	(400)
Net (gain) loss on sale of divested businesses	(33)	160
(Gains) losses on extinguishment of debt	9	(5)
Unrealized (gains) losses in earnings - net	43	(287)
Equity in (income) loss from equity method investments, net of dividends or distributions	95	(21)
Depreciation and other amortization	2,784	2,002
Impairments of assets	209	291
Changes in operating assets and liabilities:
Insurance reserves	(745)	598
Premiums and other receivables and payables - net	13	(13)
Reinsurance assets and funds held under reinsurance treaties	(1,413)	(12,524)
Capitalization of deferred policy acquisition costs	(2,875)	(2,425)
Current and deferred income taxes - net	563	669
Other, net	(768)	598
Total adjustments	(2,221)	(11,357)
Net cash used in operating activities	(340)	(9,036)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	12,233	23,581
Other securities	2,484	1,871
Other invested assets	2,306	2,823
Divested businesses, net	10	538
Maturities of fixed maturity securities available for sale	12,305	15,128
Principal payments received on and sales of mortgage and other loans receivable	1,836	3,005
Purchases of:
Available for sale securities	(21,000)	(26,025)
Other securities	(797)	(281)
Other invested assets	(1,542)	(1,786)
Mortgage and other loans receivable	(5,165)	(4,259)
Net change in short-term investments	(3,840)	1,047
Other, net	(300)	(917)
Net cash provided by (used in) investing activities	(1,470)	14,725
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	12,625	8,916
Policyholder contract withdrawals	(8,770)	(7,917)
Issuance of long-term debt	3,504	2,221
Repayments of long-term debt	(1,959)	(1,606)
Purchase of common stock	(646)	(6,000)
Dividends paid	(575)	(597)
Other, net	(2,756)	(44)
Net cash provided by (used in) financing activities	1,423	(5,027)
Effect of exchange rate changes on cash and restricted cash	30	(25)
Net increase (decrease) in cash and restricted cash	(357)	637
Cash and restricted cash at beginning of year	2,737	2,107
Change in cash of businesses held for sale	-	66
Cash and restricted cash at end of period	$2,380	$2,810

6          AIG | Second Quarter 2018 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)(continued)

Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Six Months Ended June 30,
	2018	2017
Cash	$2,135	$2,517
Restricted cash included in Short-term investments*	18	59
Restricted cash included in Other assets*	227	234
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,380	$2,810

Cash paid during the period for:
Interest	$664	$682
Taxes	$40	$402
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,662	$1,654

*    Includes funds held for tax sharing payments to AIG Parent, security deposits for certain leased aircraft and escrow funds, security deposits and replacement reserve deposits related to our affordable housing investments.

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2018 Form 10-Q          7

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

Interim-period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2018 and prior to the issuance of these Condensed Consolidated Financial Statements.

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

8          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  1. Basis of Presentation

OUT OF PERIOD ADJUSTMENTS

For the three- and six-month periods ended June 30, 2018, our results included out of period adjustments relating to prior periods that increased Net income attributable to AIG by $116 million and $191 million, respectively, and increased Income from continuing operations before income taxes by $148 million and $257 million, respectively. The out of period adjustments are primarily related to earned premium on certain multi-year insurance policies related to earlier accident years and adjustments to universal life benefit reserves.

We determined that these adjustments were not material to the current quarter or to any previously reported quarterly or annual financial statements.

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

AIG | Second Quarter 2018 Form 10-Q          9

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

10          AIG | Second Quarter 2018 Form 10-Q

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

We plan to adopt the standard on its effective date of January 1, 2019 using a modified retrospective approach. We are currently quantifying the expected recognition on our balance sheet for a right to use asset and a lease liability as required by the standard. We do not expect the impact of the standard to have a material effect on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

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

AIG | Second Quarter 2018 Form 10-Q          11

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

12          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  3. Segment Information

Legacy Portfolio

Legacy Portfolio represents exited or discontinued product lines, policy forms or distribution channels. Effective February 2018, our Bermuda domiciled composite reinsurer, DSA Reinsurance Company, Ltd. (DSA Re) is included in our Legacy Portfolio.

•      Legacy Life and Retirement Run-Off Lines - Reserves consist of certain structured settlements, pension risk transfer annuities and single premium immediate annuities written prior to April 2012.  Also includes exposures to whole life, long-term care and exited accident & health product lines.

•      Legacy General Insurance Run-Off Lines - Reserves consist of excess workers’ compensation, environmental exposures and exposures to other products within General Insurance that are no longer actively marketed.  Also includes the remaining reserves in Eaglestone Reinsurance Company (Eaglestone).

•      Legacy Investments – Includes investment classes that we have placed into run-off including holdings in direct investments as well as investments in global capital markets and global real estate.

We evaluate segment performance based on adjusted revenues and adjusted pre-tax income (loss). Adjusted revenues and adjusted pre-tax income (loss) are derived by excluding certain items from total revenues and net income (loss) attributable to AIG, respectively. For the items excluded from adjusted revenues and adjusted pre-tax income (loss) see the table below.

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended June 30,	2018		2017
		Adjusted		Adjusted
	Adjusted	Pre-tax	Adjusted	Pre-tax
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
General Insurance
North America	$3,426	$407	$3,671	$721
International	3,801	161	3,750	325
Total General Insurance	7,227	568	7,421	1,046
Life and Retirement
Individual Retirement	1,366	462	1,383	558
Group Retirement	730	250	696	266
Life Insurance	1,092	175	1,030	106
Institutional Markets	277	75	256	63
Total Life and Retirement	3,465	962	3,365	993
Other Operations	169	(374)	626	(365)
Legacy Portfolio	781	134	1,138	431
AIG Consolidation and elimination	(110)	(12)	(54)	28
Total AIG Consolidated adjusted revenues and adjusted pre-tax income	11,532	1,278	12,496	2,133
Reconciling Items to revenues and pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	(27)	(36)	80	80
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	1	-	58
Other income (expense) - net	(14)	-	(11)	-
Gain (Loss) on extinguishment of debt	-	(5)	-	4
Net realized capital gains (losses)*	139	155	(69)	(69)
Income (loss) from divested businesses	-	25	-	(60)
Non-operating litigation reserves and settlements	1	(12)	6	80
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	32	-	(251)
Net loss reserve discount benefit (charge)	-	14	-	(260)
Pension expense related to a one-time lump sum payment to former employees	-	-	-	(1)
Restructuring and other costs	-	(200)	-	(47)
Revenues and Pre-tax income	$11,631	$1,252	$12,502	$1,667

AIG | Second Quarter 2018 Form 10-Q          13

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  3. Segment Information

Six Months Ended June 30,	2018		2017
		Adjusted		Adjusted
	Adjusted	Pre-Tax	Adjusted	Pre-Tax
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
General Insurance
North America	$6,766	$727	$7,511	$1,549
International	7,905	351	7,448	558
Total General Insurance	14,671	1,078	14,959	2,107
Life and Retirement
Individual Retirement	2,727	961	2,756	1,097
Group Retirement	1,491	532	1,414	509
Life Insurance	2,153	227	2,043	160
Institutional Markets	554	134	855	125
Total Life and Retirement	6,925	1,854	7,068	1,891
Other Operations	319	(716)	1,100	(673)
Legacy Portfolio	1,617	279	2,222	773
AIG Consolidation and elimination	(172)	(1)	(118)	76
Total AIG Consolidated adjusted revenues and adjusted pre-tax income	23,360	2,494	25,231	4,174
Reconciling Items to revenues and pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	(104)	(113)	91	91
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	(30)	-	111
Other income (expense) - net	(25)	-	(20)	-
Gain (Loss) on extinguishment of debt	-	(9)	-	5
Net realized capital gains (losses)*	110	136	(184)	(184)
Income (loss) from divested businesses	-	33	-	(160)
Non-operating litigation reserves and settlements	2	(25)	16	86
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	(2)	-	(265)
Net loss reserve discount benefit (charge)	-	219	-	(235)
Pension expense related to a one-time lump sum payment to former employees	-	-	-	(1)
Restructuring and other costs	-	(224)	-	(228)
Revenues and Pre-tax income	$23,343	$2,479	$25,134	$3,394

*   Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

14          AIG | Second Quarter 2018 Form 10-Q

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

AIG | Second Quarter 2018 Form 10-Q          15

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2018				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$147	$2,497	$-	$-	$-	$2,644
Obligations of states, municipalities and political subdivisions	-	15,004	2,056	-	-	17,060
Non-U.S. governments	24	15,273	-	-	-	15,297
Corporate debt	-	127,074	884	-	-	127,958
RMBS	-	20,003	15,377	-	-	35,380
CMBS	-	12,479	605	-	-	13,084
CDO/ABS	-	10,394	6,856	-	-	17,250
Total bonds available for sale	171	202,724	25,778	-	-	228,673
Other bond securities:
U.S. government and government sponsored entities	26	2,636	-	-	-	2,662
Non-U.S. governments	-	51	-	-	-	51
Corporate debt	-	1,729	18	-	-	1,747
RMBS	-	382	1,338	-	-	1,720
CMBS	-	340	71	-	-	411
CDO/ABS	-	542	4,641	-	-	5,183
Total other bond securities	26	5,680	6,068	-	-	11,774
Other equity securities(b)	1,628	47	-	-	-	1,675
Mortgage and other loans receivable	-	-	-	-	-	-
Other invested assets(c)	-	-	399	-	-	399
Derivative assets:
Interest rate contracts	-	2,460	-	-	-	2,460
Foreign exchange contracts	-	1,038	-	-	-	1,038
Equity contracts	27	174	79	-	-	280
Credit contracts	-	-	1	-	-	1
Other contracts	-	3	14	-	-	17
Counterparty netting and cash collateral	-	-	-	(1,433)	(1,644)	(3,077)
Total derivative assets	27	3,675	94	(1,433)	(1,644)	719
Short-term investments	2,307	938	-	-	-	3,245
Separate account assets	85,783	4,963	-	-	-	90,746
Total	$89,942	$218,027	$32,339	$(1,433)	$(1,644)	$337,231
Liabilities:
Policyholder contract deposits	$-	$-	$3,534	$-	$-	$3,534
Derivative liabilities:
Interest rate contracts	-	1,925	14	-	-	1,939
Foreign exchange contracts	-	1,082	5	-	-	1,087
Equity contracts	5	3	-	-	-	8
Credit contracts	-	13	247	-	-	260
Other contracts	-	-	4	-	-	4
Counterparty netting and cash collateral	-	-	-	(1,433)	(595)	(2,028)
Total derivative liabilities	5	3,023	270	(1,433)	(595)	1,270
Long-term debt	-	2,615	-	-	-	2,615
Other liabilities	153	-	-	-	-	153
Total	$158	$5,638	$3,804	$(1,433)	$(595)	$7,572

16          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

December 31, 2017				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$201	$2,455	$-	$-	$-	$2,656
Obligations of states, municipalities and political subdivisions	-	16,240	2,404	-	-	18,644
Non-U.S. governments	20	15,631	8	-	-	15,659
Corporate debt	-	133,003	1,173	-	-	134,176
RMBS	-	21,098	16,136	-	-	37,234
CMBS	-	13,217	624	-	-	13,841
CDO/ABS	-	8,131	8,651	-	-	16,782
Total bonds available for sale	221	209,775	28,996	-	-	238,992
Other bond securities:
U.S. government and government sponsored entities	238	2,564	-	-	-	2,802
Non-U.S. governments	-	57	-	-	-	57
Corporate debt	-	1,891	18	-	-	1,909
RMBS	-	421	1,464	-	-	1,885
CMBS	-	485	74	-	-	559
CDO/ABS	-	604	4,956	-	-	5,560
Total other bond securities	238	6,022	6,512	-	-	12,772
Equity securities available for sale:
Common stock	1,061	-	-	-	-	1,061
Preferred stock	18	515	-	-	-	533
Mutual funds	110	4	-	-	-	114
Total equity securities available for sale	1,189	519	-	-	-	1,708
Other equity securities	589	-	-	-	-	589
Mortgage and other loans receivable	-	-	5	-	-	5
Other invested assets(c)	-	1	250	-	-	251
Derivative assets:
Interest rate contracts	1	2,170	-	-	-	2,171
Foreign exchange contracts	-	827	4	-	-	831
Equity contracts	188	252	82	-	-	522
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	20	-	-	20
Counterparty netting and cash collateral	-	-	-	(1,464)	(1,159)	(2,623)
Total derivative assets	189	3,249	107	(1,464)	(1,159)	922
Short-term investments	2,078	537	-	-	-	2,615
Separate account assets	87,141	5,657	-	-	-	92,798
Total	$91,645	$225,760	$35,870	$(1,464)	$(1,159)	$350,652
Liabilities:
Policyholder contract deposits	$-	$14	$4,136	$-	$-	$4,150
Derivative liabilities:
Interest rate contracts	2	2,176	22	-	-	2,200
Foreign exchange contracts	-	1,241	4	-	-	1,245
Equity contracts	2	19	-	-	-	21
Credit contracts	-	14	263	-	-	277
Other contracts	-	-	5	-	-	5
Counterparty netting and cash collateral	-	-	-	(1,464)	(1,249)	(2,713)
Total derivative liabilities	4	3,450	294	(1,464)	(1,249)	1,035
Long-term debt	-	2,888	-	-	-	2,888
Other liabilities	46	43	-	-	-	89
Total	$50	$6,395	$4,430	$(1,464)	$(1,249)	$8,162

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

(c)            Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $5.5 billion and $6.0 billion as of June 30, 2018 and December 31, 2017, respectively.

AIG | Second Quarter 2018 Form 10-Q          17

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

There were no transfers of securities issued by non-U.S. government entities from Level 1 to Level 2 in the three-month period ended June 30, 2018. During the six-month period ended June 30, 2018, we transferred $16 million of securities issued by non-U.S. government entities from Level 1 to Level 2, because they are no longer considered actively traded. For similar reasons, during the three- and six-month periods ended June 30, 2018, we transferred $490 million and $681 million, respectively, of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the three- and six-month periods ended June 30, 2018.

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

18          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and six-month periods ended June 30, 2018 and 2017 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2018 and 2017:

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended June 30, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,261	$-	$(40)	$(29)	$-	$(136)	$2,056	$-
Non-U.S. governments	9	(1)	2	(5)	-	(5)	-	-
Corporate debt	1,871	(8)	(7)	(394)	3	(581)	884	-
RMBS	15,839	153	(5)	(616)	8	(2)	15,377	-
CMBS	584	(2)	(4)	(7)	47	(13)	605	-
CDO/ABS	7,846	8	3	56	-	(1,057)	6,856	-
Total bonds available for sale	28,410	150	(51)	(995)	58	(1,794)	25,778	-
Other bond securities:
Corporate debt	19	(1)	-	-	-	-	18	-
RMBS	1,427	16	-	(105)	-	-	1,338	151
CMBS	73	(2)	-	-	-	-	71	4
CDO/ABS	4,776	118	-	(253)	-	-	4,641	204
Total other bond securities	6,295	131	-	(358)	-	-	6,068	359
Other equity securities(a)	3	(3)	-	-	-	-	-	-
Mortgage and other loans receivable	-	-	-	-	-	-	-	-
Other invested assets	292	29	-	78	-	-	399	-
Total	$35,000	$307	$(51)	$(1,275)	$58	$(1,794)	$32,245	$359
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,696	$(238)	$-	$76	$-	$-	$3,534	$298
Derivative liabilities, net:
Interest rate contracts	17	(1)	-	(2)	-	-	14	1
Foreign exchange contracts	1	6	-	(2)	-	-	5	(4)
Equity contracts	(78)	5	-	(8)	-	2	(79)	(5)
Credit contracts	250	(4)	-	-	-	-	246	3
Other contracts	(12)	(15)	-	17	-	-	(10)	18
Total derivative liabilities, net(b)	178	(9)	-	5	-	2	176	13
Long-term debt(c)	-	-	-	-	-	-	-	-
Total	$3,874	$(247)	$-	$81	$-	$2	$3,710	$311

AIG | Second Quarter 2018 Form 10-Q          19

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Six Months Ended June 30, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,404	$1	$(115)	$(98)	$-	$(136)	$2,056	$-
Non-U.S. governments	8	(5)	6	(4)	-	(5)	-	-
Corporate debt	1,173	(65)	3	(146)	568	(649)	884	-
RMBS	16,136	419	-	(1,152)	8	(34)	15,377	-
CMBS	624	4	(21)	(30)	47	(19)	605	-
CDO/ABS	8,651	16	(85)	(654)	-	(1,072)	6,856	-
Total bonds available for sale	28,996	370	(212)	(2,084)	623	(1,915)	25,778	-
Other bond securities:
Corporate debt	18	-	-	-	-	-	18	1
RMBS	1,464	55	-	(181)	-	-	1,338	153
CMBS	74	(3)	-	(1)	1	-	71	4
CDO/ABS	4,956	207	-	(513)	-	(9)	4,641	208
Total other bond securities	6,512	259	-	(695)	1	(9)	6,068	366
Other equity securities(a)	-	(3)	-	3	-	-	-	-
Mortgage and other loans receivable	5	-	-	(5)	-	-	-	-
Other invested assets	250	52	1	96	-	-	399	25
Total	$35,763	$678	$(211)	$(2,685)	$624	$(1,924)	$32,245	$391
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$4,136	$(744)	$-	$142	$-	$-	$3,534	$902
Derivative liabilities, net:
Interest rate contracts	22	(4)	-	(4)	-	-	14	4
Foreign exchange contracts	-	(4)	-	9	-	-	5	(3)
Equity contracts	(82)	9	-	(8)	-	2	(79)	(9)
Credit contracts	262	(14)	-	(2)	-	-	246	13
Other contracts	(15)	(32)	-	37	-	-	(10)	35
Total derivative liabilities, net(b)	187	(45)	-	32	-	2	176	40
Long-term debt(c)	-	-	-	-	-	-	-	-
Total	$4,323	$(789)	$-	$174	$-	$2	$3,710	$942

20          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended June 30, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,041	$(1)	$89	$148	$8	$-	$2,285	$-
Non-U.S. governments	16	-	1	(5)	-	-	12	-
Corporate debt	1,079	5	3	(153)	70	(72)	932	-
RMBS	16,487	264	346	(681)	-	(23)	16,393	-
CMBS	1,003	18	2	(274)	-	(14)	735	-
CDO/ABS	7,755	(28)	132	746	-	-	8,605	-
Total bonds available for sale	28,381	258	573	(219)	78	(109)	28,962	-
Other bond securities:
Corporate debt	18	-	-	10	-	-	28	-
RMBS	1,502	66	-	(58)	-	-	1,510	43
CMBS	65	2	-	(1)	-	-	66	2
CDO/ABS	5,508	175	-	(449)	-	-	5,234	55
Total other bond securities	7,093	243	-	(498)	-	-	6,838	100
Equity securities available for sale:
Common stock	8	-	-	-	-	(1)	7	-
Total equity securities available for sale	8	-	-	-	-	(1)	7	-
Mortgage and other loans receivable	11	-	-	(6)	-	-	5	-
Other invested assets	180	4	2	39	-	-	225	4
Total	$35,673	$505	$575	$(684)	$78	$(110)	$36,037	$104
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,072	$340	$-	$106	$-	$-	$3,518	$(283)
Derivative liabilities, net:
Interest rate contracts	32	2	-	(4)	-	-	30	(1)
Foreign exchange contracts	6	1	-	-	-	-	7	(1)
Equity contracts	(62)	(4)	-	3	-	-	(63)	9
Credit contracts	315	(21)	-	(1)	-	-	293	23
Other contracts	(11)	(20)	-	18	(3)	-	(16)	46
Total derivative liabilities, net(b)	280	(42)	-	16	(3)	-	251	76
Long-term debt(c)	58	2	-	1	-	-	61	(2)
Total	$3,410	$300	$-	$123	$(3)	$-	$3,830	$(209)

AIG | Second Quarter 2018 Form 10-Q          21

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Six Months Ended June 30, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,040	$1	$85	$169	$8	$(18)	$2,285	$-
Non-U.S. governments	17	-	1	(6)	-	-	12	-
Corporate debt	1,133	1	-	(166)	206	(242)	932	-
RMBS	16,906	553	497	(1,539)	8	(32)	16,393	-
CMBS	2,040	23	7	(622)	-	(713)	735	-
CDO/ABS	7,835	(22)	180	644	-	(32)	8,605	-
Total bonds available for sale	29,971	556	770	(1,520)	222	(1,037)	28,962	-
Other bond securities:
Corporate debt	17	1	-	10	-	-	28	1
RMBS	1,605	121	-	(183)	-	(33)	1,510	67
CMBS	155	2	-	(18)	-	(73)	66	3
CDO/ABS	5,703	348	-	(817)	-	-	5,234	125
Total other bond securities	7,480	472	-	(1,008)	-	(106)	6,838	196
Equity securities available for sale:
Common stock	-	-	-	8	-	(1)	7	-
Total equity securities available for sale	-	-	-	8	-	(1)	7	-
Mortgage and other loans receivable	11	-	-	(6)	-	-	5	-
Other invested assets	204	3	(3)	22	-	(1)	225	4
Total	$37,666	$1,031	$767	$(2,504)	$222	$(1,145)	$36,037	$200
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,033	$295	$-	$190	$-	$-	$3,518	$(185)
Derivative liabilities, net:
Interest rate contracts	38	(1)	-	(7)	-	-	30	2
Foreign exchange contracts	11	1	-	(5)	-	-	7	(1)
Equity contracts	(58)	(15)	-	10	-	-	(63)	14
Credit contracts	329	(36)	-	-	-	-	293	34
Other contracts	(11)	(39)	-	37	(3)	-	(16)	45
Total derivative liabilities, net(b)	309	(90)	-	35	(3)	-	251	94
Long-term debt(c)	71	14	-	(24)	-	-	61	(4)
Total	$3,413	$219	$-	$201	$(3)	$-	$3,830	$(95)

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

22          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended June 30, 2018
Bonds available for sale	$200	$(50)	$-	$150
Other bond securities	34	-	97	131
Other equity securities	(3)	-	-	(3)
Other invested assets	32	-	(3)	29
Six Months Ended June 30, 2018
Bonds available for sale	$482	$(112)	$-	$370
Other bond securities	57	(4)	206	259
Other equity securities	(3)	-	-	(3)
Other invested assets	57	-	(5)	52
Three Months Ended June 30, 2017
Bonds available for sale	$294	$(36)	$-	$258
Other bond securities	97	(4)	150	243
Other invested assets	3	1	-	4
Six Months Ended June 30, 2017
Bonds available for sale	$592	$(36)	$-	$556
Other bond securities	172	2	298	472
Other invested assets	3	(2)	2	3

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
Three Months Ended June 30, 2018
Policyholder contract deposits	$-	$(238)	$-	$(238)
Derivative liabilities, net	-	(3)	(6)	(9)
Long-term debt	-	-	-	-
Six Months Ended June 30, 2018
Policyholder contract deposits	$-	$(744)	$-	$(744)
Derivative liabilities, net	-	(2)	(43)	(45)
Long-term debt	-	-	-	-
Three Months Ended June 30, 2017
Policyholder contract deposits	$-	$340	$-	$340
Derivative liabilities, net	-	(1)	(41)	(42)
Long-term debt	-	-	2	2
Six Months Ended June 30, 2017
Policyholder contract deposits	$-	$295	$-	$295
Derivative liabilities, net	-	(8)	(82)	(90)
Long-term debt	-	-	14	14

AIG | Second Quarter 2018 Form 10-Q          23

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three- and six-month periods ended June 30, 2018 and 2017 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Three Months Ended June 30, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$9	$-	$(38)	$(29)
Non-U.S. governments	-	-	(5)	(5)
Corporate debt	1	(213)	(182)	(394)
RMBS	274	(5)	(885)	(616)
CMBS	-	-	(7)	(7)
CDO/ABS	475	(62)	(357)	56
Total bonds available for sale	759	(280)	(1,474)	(995)
Other bond securities:
Corporate debt	-	-	-	-
RMBS	-	(29)	(76)	(105)
CMBS	-	-	-	-
CDO/ABS	-	-	(253)	(253)
Total other bond securities	-	(29)	(329)	(358)
Other equity securities	-	-	-	-
Other invested assets	131	(29)	(24)	78
Total assets	$890	$(338)	$(1,827)	$(1,275)
Liabilities:
Policyholder contract deposits	$-	$131	$(55)	$76
Derivative liabilities, net	(12)	-	17	5
Long-term debt(b)	-	-	-	-
Total liabilities	$(12)	$131	$(38)	$81
Three Months Ended June 30, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$186	$(11)	$(27)	$148
Non-U.S. governments	-	-	(5)	(5)
Corporate debt	30	(54)	(129)	(153)
RMBS	301	-	(982)	(681)
CMBS	-	(44)	(230)	(274)
CDO/ABS	1,194	-	(448)	746
Total bonds available for sale	1,711	(109)	(1,821)	(219)
Other bond securities:
Corporate debt	11	-	(1)	10
RMBS	14	-	(72)	(58)
CMBS	-	-	(1)	(1)
CDO/ABS	-	(8)	(441)	(449)
Total other bond securities	25	(8)	(515)	(498)
Other equity securities	-	-	-	-
Mortgage and other loans receivable	-	(6)	-	(6)
Other invested assets	42	(2)	(1)	39
Total assets	$1,778	$(125)	$(2,337)	$(684)
Liabilities:
Policyholder contract deposits	$-	$82	$24	$106
Derivative liabilities, net	-	-	16	16
Long-term debt(b)	-	-	1	1
Total liabilities	$-	$82	$41	$123

24          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Six Months Ended June 30, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$24	$-	$(122)	$(98)
Non-U.S. governments	2	-	(6)	(4)
Corporate debt	255	(216)	(185)	(146)
RMBS	507	(10)	(1,649)	(1,152)
CMBS	12	-	(42)	(30)
CDO/ABS	970	(913)	(711)	(654)
Total bonds available for sale	1,770	(1,139)	(2,715)	(2,084)
Other bond securities:
Corporate debt	-	-	-	-
RMBS	1	(34)	(148)	(181)
CMBS	-	-	(1)	(1)
CDO/ABS	-	(4)	(509)	(513)
Total other bond securities	1	(38)	(658)	(695)
Other equity securities	3	-	-	3
Mortgage and other loans receivable	-	(5)	-	(5)
Other invested assets	153	(29)	(28)	96
Total assets	$1,927	$(1,211)	$(3,401)	$(2,685)
Liabilities:
Policyholder contract deposits	$-	$243	$(101)	$142
Derivative liabilities, net	(19)	-	51	32
Long-term debt(b)	-	-	-	-
Total liabilities	$(19)	$243	$(50)	$174
Six Months Ended June 30, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$223	$(16)	$(38)	$169
Non-U.S. governments	-	(1)	(5)	(6)
Corporate debt	30	(54)	(142)	(166)
RMBS	640	(244)	(1,935)	(1,539)
CMBS	39	(111)	(550)	(622)
CDO/ABS	1,207	-	(563)	644
Total bonds available for sale	2,139	(426)	(3,233)	(1,520)
Other bond securities:
Corporate debt	11	-	(1)	10
RMBS	112	(167)	(128)	(183)
CMBS	-	(11)	(7)	(18)
CDO/ABS	-	(8)	(809)	(817)
Total other bond securities	123	(186)	(945)	(1,008)
Equity securities available for sale	8	-	-	8
Other equity securities	-	-	-	-
Mortgage and other loans receivable	-	(6)	-	(6)
Other invested assets	43	(2)	(19)	22
Total assets	$2,313	$(620)	$(4,197)	$(2,504)
Liabilities:
Policyholder contract deposits	$-	$152	$38	$190
Derivative liabilities, net	-	-	35	35
Long-term debt(b)	-	-	(24)	(24)
Total liabilities	$-	$152	$49	$201

(a)  There were no issuances during the three- and six-month periods ended June 30, 2018 and 2017, respectively.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

AIG | Second Quarter 2018 Form 10-Q          25

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2018 and 2017 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above excludes $24 million of net gains related to assets and liabilities transferred into Level 3 during the six-month period ended June 30, 2018 and includes $22 million of net losses related to assets and liabilities transferred out of Level 3 in both the three- and six-month periods ended June 30, 2018.

The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above excludes $1 million of net gains and $8 million of net losses related to assets and liabilities transferred into Level 3 during the three- and six-month periods ended June 30, 2017, respectively, and includes $7 million of net losses related to assets and liabilities transferred out of Level 3 in both the three- and six-month periods ended June 30, 2017.

Transfers of Level 3 Assets

During the three- and six-month periods ended June 30, 2018 and 2017, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity.  The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types.

During the three- and six-month periods ended June 30, 2018 and 2017, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and six-month periods ended June 30, 2018 and 2017.

26          AIG | Second Quarter 2018 Form 10-Q

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

	Fair Value at
	June 30,	Valuation		Range
(in millions)	2018	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,521	Discounted cash flow	Yield	3.93% - 4.54% (4.24%)

Corporate debt	721	Discounted cash flow	Yield	3.52% - 14.75% (9.14%)

RMBS(a)	14,915	Discounted cash flow	Constant prepayment rate	4.29% - 12.86% (8.57%)
			Loss severity	39.93% - 75.33% (57.63%)
			Constant default rate	2.80% - 7.70% (5.25%)
			Yield	3.14% - 5.42% (4.28%)

CDO/ABS(a)	4,261	Discounted cash flow	Yield	3.93% - 5.25% (4.59%)

CMBS	442	Discounted cash flow	Yield	2.86% - 6.36% (4.61%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

Guaranteed minimum withdrawal benefits (GMWB)	1,332	Discounted cash flow	Equity volatility	6.35% - 50.05%
			Base lapse rate	0.35% - 14.00%
			Dynamic lapse multiplier	30.00% - 170.00%
			Mortality multiplier(c)	40.00% - 153.00%
			Utilization	90.00% - 100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	1,614	Discounted cash flow	Lapse rate	0.50% - 40.00%
			Mortality multiplier(c)	42.00% - 162.00%
			Option Budget	1.00% - 4.00%

Indexed Life	563	Discounted cash flow	Base lapse rate	2.00% - 19.00%
			Mortality rate	0.00% - 40.00%

AIG | Second Quarter 2018 Form 10-Q          27

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2017	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,620	Discounted cash flow	Yield	3.55% - 4.32% (3.94%)

Corporate debt	1,086	Discounted cash flow	Yield	3.26% - 12.22% (7.74%)

RMBS(a)	16,156	Discounted cash flow	Constant prepayment rate	3.97% - 13.42% (8.69%)
			Loss severity	43.15% - 77.15% (60.15%)
			Constant default rate	3.31% - 8.30% (5.80%)
			Yield	2.73% - 5.19% (3.96%)

CDO/ABS(a)	5,254	Discounted cash flow	Yield	3.38% - 4.78% (4.08%)

CMBS	487	Discounted cash flow	Yield	2.22% - 7.77% (4.99%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

GMWB	1,994	Discounted cash flow	Equity volatility	6.45% - 51.25%
			Base lapse rate	0.35% - 14.00%
			Dynamic lapse multiplier	30.00% - 170.00%
			Mortality multiplier(c)	40.00% - 153.00%
			Utilization	90.00% - 100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	1,603	Discounted cash flow	Lapse rate	0.50% - 40.00%
			Mortality multiplier(c)	42.00% - 162.00%
			Option Budget	1.00% - 4.00%

Indexed Life	515	Discounted cash flow	Base lapse rate	2.00% - 19.00%
			Mortality rate	0.00% - 40.00%

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

28          AIG | Second Quarter 2018 Form 10-Q

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

AIG | Second Quarter 2018 Form 10-Q          29

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

		June 30, 2018		December 31, 2017
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,244	$787	$1,243	$706

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	209	140	210	187

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	146	122	134	73

Distressed	Securities of companies that are in default, under bankruptcy protection, or troubled	106	91	113	42

Other	Includes multi-strategy, mezzanine and other strategies	546	167	428	219
Total private equity funds		2,251	1,307	2,128	1,227
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	893	-	1,128	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	1,084	-	1,233	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	966	-	1,011	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	136	8	266	8

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	197	2	231	4
Total hedge funds		3,276	10	3,869	12
Total		$5,527	$1,317	$5,997	$1,239

30          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments. At June 30, 2018, assuming average original expected lives of 10 years for the funds, 50 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 24 percent between four and six years and 26 percent between seven and 10 years.

The hedge fund investments included above, which are carried at fair value, are generally redeemable monthly (30 percent), quarterly (38 percent), semi-annually (9 percent) and annually (23 percent), with redemption notices ranging from one day to 180 days. At June 30, 2018, investments representing approximately 54 percent of the total fair value of these hedge fund investments had partial contractual redemption restrictions. These partial redemption restrictions are generally related to one or more investments held in the hedge funds that the fund manager deemed to be illiquid. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre-defined end dates. The majority of these restrictions are generally expected to be lifted by the end of 2018.

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,

(in millions)	2018	2017	2018	2017
Assets:
Bond and equity securities	$129	$450	$152	$799
Alternative investments(a)	96	96	224	277
Liabilities:
Long-term debt(b)	16	(33)	68	(48)
Other liabilities	-	(1)	-	(1)
Total gain	$241	$512	$444	$1,027

(a)  Includes certain hedge funds, private equity funds and other investment partnerships.

(b)  Includes GIAs, notes, bonds and mortgages payable.

We recognized a loss of $3 million and an immaterial gain during the three- and six-month periods ended June 30, 2017, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, we are required to record unrealized gains and losses attributable to the observable effect of changes in credit spreads on our liabilities for which the fair value option was elected in Other Comprehensive Income. An unrealized loss of $1 million and an unrealized gain of $1 million were recognized in Other Comprehensive Income for the three- and six-month periods ended June 30, 2018, respectively.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	June 30, 2018			December 31, 2017
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$-	$-	$-	$5	$5	$-
Liabilities:
Long-term debt*	$2,615	$2,114	$501	$2,888	$2,280	$608

*    Includes GIAs, notes, bonds, loans and mortgages payable.

AIG | Second Quarter 2018 Form 10-Q          31

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Fair Value Measurements

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges*
	Non-Recurring Basis				Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Level 1	Level 2	Level 3	Total	2018	2017	2018	2017
June 30, 2018
Other investments	$-	$-	$344	$344	$61	$33	$89	$50
Investments in life settlements	-	-	-	-	-	46	-	87
Other assets	-	-	-	-	1	-	1	35
Total	$-	$-	$344	$344	$62	$79	$90	$172
December 31, 2017
Other investments	$-	$-	$55	$55
Investments in life settlements	-	-	-	-
Other assets	-	-	-	-
Total	$-	$-	$55	$55

*    Impairments in the six-month period ended June 30, 2017 included $35 million related to Other assets of $179 million that were sold during the three-month period ended June 30, 2017.

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
June 30, 2018
Assets:
Mortgage and other loans receivable	$-	$111	$39,520	$39,631	$39,978
Other invested assets	-	781	6	787	782
Short-term investments	-	13,765	-	13,765	13,765
Cash	2,135	-	-	2,135	2,135
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	363	121,923	122,286	118,309
Other liabilities	-	1,982	-	1,982	1,982
Long-term debt	-	23,394	4,823	28,217	31,169
December 31, 2017
Assets:
Mortgage and other loans receivable	$-	$117	$37,644	$37,761	$37,018
Other invested assets	-	590	6	596	593
Short-term investments	-	7,771	-	7,771	7,771
Cash	2,362	-	-	2,362	2,362
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	387	121,809	122,196	114,326
Other liabilities	-	4,494	-	4,494	4,494
Long-term debt	-	23,930	4,313	28,243	28,752

32          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

5. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities(a):

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(b)
June 30, 2018
Bonds available for sale:
U.S. government and government sponsored entities	$2,580	$109	$(45)	$2,644	$-
Obligations of states, municipalities and political subdivisions	16,339	812	(91)	17,060	-
Non-U.S. governments	15,106	489	(298)	15,297	-
Corporate debt	126,059	4,716	(2,817)	127,958	4
Mortgage-backed, asset-backed and collateralized:
RMBS	32,746	3,071	(437)	35,380	1,416
CMBS	13,146	215	(277)	13,084	35
CDO/ABS	17,104	234	(88)	17,250	24
Total mortgage-backed, asset-backed and collateralized	62,996	3,520	(802)	65,714	1,475
Total bonds available for sale(c)	223,080	9,646	(4,053)	228,673	1,479
December 31, 2017
Bonds available for sale:
U.S. government and government sponsored entities	$2,532	$160	$(36)	$2,656	$-
Obligations of states, municipalities and political subdivisions	17,377	1,297	(30)	18,644	-
Non-U.S. governments	15,059	717	(117)	15,659	-
Corporate debt	126,310	8,666	(800)	134,176	17
Mortgage-backed, asset-backed and collateralized:
RMBS	34,181	3,273	(220)	37,234	1,568
CMBS	13,538	408	(105)	13,841	42
CDO/ABS	16,464	370	(52)	16,782	29
Total mortgage-backed, asset-backed and collateralized	64,183	4,051	(377)	67,857	1,639
Total bonds available for sale(c)	225,461	14,891	(1,360)	238,992	1,656
Equity securities available for sale:
Common stock	703	379	(21)	1,061	-
Preferred stock	504	29	-	533	-
Mutual funds	98	16	-	114	-
Total equity securities available for sale	1,305	424	(21)	1,708	-
Total	$226,766	$15,315	$(1,381)	$240,700	$1,656

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

(c)  At June 30, 2018 and December 31, 2017, bonds available for sale held by us that were below investment grade or not rated totaled $30.2 billion and $31.5 billion, respectively.

AIG | Second Quarter 2018 Form 10-Q          33

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position(a):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
June 30, 2018
Bonds available for sale:
U.S. government and government sponsored entities	$1,090	$30	$293	$15	$1,383	$45
Obligations of states, municipalities and political
subdivisions	2,438	54	548	37	2,986	91
Non-U.S. governments	5,982	210	1,058	88	7,040	298
Corporate debt	51,762	2,256	6,610	561	58,372	2,817
RMBS	8,848	250	2,984	187	11,832	437
CMBS	6,485	179	1,334	98	7,819	277
CDO/ABS	6,513	60	790	28	7,303	88
Total bonds available for sale	$83,118	$3,039	$13,617	$1,014	$96,735	$4,053
December 31, 2017
Bonds available for sale:
U.S. government and government sponsored entities	$770	$23	$332	$13	$1,102	$36
Obligations of states, municipalities and political
subdivisions	586	6	646	24	1,232	30
Non-U.S. governments	3,511	54	857	63	4,368	117
Corporate debt	15,578	453	7,291	347	22,869	800
RMBS	6,212	99	3,790	121	10,002	220
CMBS	3,408	46	1,389	59	4,797	105
CDO/ABS	1,455	24	822	28	2,277	52
Total bonds available for sale	31,520	705	15,127	655	46,647	1,360
Equity securities available for sale:
Common stock	136	21	-	-	136	21
Mutual funds	1	-	-	-	1	-
Total equity securities available for sale	137	21	-	-	137	21
Total	$31,657	$726	$15,127	$655	$46,784	$1,381

(a)  As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer classified and accounted for as available for sale securities.

At June 30, 2018, we held 14,992 individual fixed maturity securities, that were in an unrealized loss position, of which 1,961 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2018 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

34          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2018
Due in one year or less	$7,562	$7,718	$1,913	$1,903
Due after one year through five years	45,336	46,295	13,526	13,181
Due after five years through ten years	42,634	42,293	27,391	26,097
Due after ten years	64,552	66,653	30,202	28,600
Mortgage-backed, asset-backed and collateralized	62,996	65,714	27,756	26,954
Total	$223,080	$228,673	$100,788	$96,735
December 31, 2017
Due in one year or less	$7,932	$8,071	$1,526	$1,515
Due after one year through five years	47,179	49,093	7,764	7,571
Due after five years through ten years	42,617	43,944	11,559	11,143
Due after ten years	63,550	70,027	9,705	9,342
Mortgage-backed, asset-backed and collateralized	64,183	67,857	17,453	17,076
Total	$225,461	$238,992	$48,007	$46,647

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$100	$113	$211	$46	$170	$173	$544	$224
Equity securities	-	-	83	2	16	-	100	18
Total	$100	$113	$294	$48	$186	$173	$644	$242

For the three- and six-month periods ended June 30, 2018, the aggregate fair value of available for sale securities sold was $6.6 billion and $12.1 billion, respectively, which resulted in net realized capital gains (losses) of $(13) million and $13 million, respectively.

For the three- and six-month periods ended June 30, 2017, the aggregate fair value of available for sale securities sold was $7.6 billion and $23.4 billion, respectively, which resulted in net realized capital gains of $246 million and $402 million, respectively.

AIG | Second Quarter 2018 Form 10-Q          35

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	June 30, 2018		December 31, 2017
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$2,662	20%	$2,802	21%
Non-U.S. governments	51	-	57	1
Corporate debt	1,747	13	1,909	14
Mortgage-backed, asset-backed and collateralized:
RMBS	1,720	13	1,885	14
CMBS	411	3	559	4
CDO/ABS and other collateralized*	5,183	39	5,560	42
Total mortgage-backed, asset-backed and collateralized	7,314	55	8,004	60
Total fixed maturity securities	11,774	88	12,772	96
Equity securities	1,675	12	589	4
Total	$13,449	100%	$13,361	100%

*    Includes $205 million and $251 million of U.S. government agency-backed ABS at June 30, 2018 and December 31, 2017, respectively.

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	June 30,	December 31,
(in millions)	2018	2017
Alternative investments(a) (b)	$10,492	$11,308
Investment real estate(c)	8,879	8,258
All other investments	1,277	1,256
Total	$20,648	$20,822

(a)  At June 30, 2018, included hedge funds of $5.0 billion, private equity funds of $5.0 billion, and affordable housing partnerships of $463 million. At December 31, 2017, included hedge funds of $5.8 billion, private equity funds of $5.0 billion, and affordable housing partnerships of $543 million.

(b)  At June 30, 2018, approximately 60 percent and 23 percent of our hedge fund portfolio is available for redemption in 2018 and 2019, respectively, the remaining 17 percent will be available for redemption between 2020 and 2027.

(c)  Net of accumulated depreciation of $594 million and $515 million at June 30, 2018 and December 31, 2017, respectively.

Net Investment Income

The following table presents the components of Net investment income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Available for sale fixed maturity securities, including short-term investments	$2,536	$2,607	$5,146	$5,274
Other fixed maturity securities	(10)	221	(31)	355
Equity securities(a)	3	12	(29)	17
Interest on mortgage and other loans	447	399	897	792
Alternative investments(b)	171	371	508	819
Real estate	30	31	61	80
Other investments	14	100	24	216
Total investment income	3,191	3,741	6,576	7,553
Investment expenses	126	128	250	254
Net investment income	$3,065	$3,613	$6,326	$7,299

(a)  Upon the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, the change in fair value of all equity securities is included in Net investment income.

36          AIG | Second Quarter 2018 Form 10-Q

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

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Sales of fixed maturity securities	$(13)	$165	$(3)	$320
Sales of equity securities	-	81	16	82
Other-than-temporary impairments:
Severity	-	(2)	-	(2)
Change in intent	-	(7)	(49)	(8)
Foreign currency declines	(6)	-	(12)	(10)
Issuer-specific credit events	(30)	(55)	(62)	(112)
Adverse projected cash flows	-	(3)	-	(3)
Provision for loan losses	(26)	(24)	(50)	(18)
Foreign exchange transactions	(187)	74	(134)	233
Variable annuity embedded derivatives, net of related hedges	36	(204)	183	(593)
All other derivatives and hedge accounting	375	(94)	150	(81)
Impairments on investments in life settlements	-	(46)	-	(87)
Other	16	46	107	95
Net realized capital gains (losses)	$165	$(69)	$146	$(184)

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(2,969)	$2,500	$(7,938)	$3,273
Equity securities(a)	-	(71)	-	43
Other investments	(3)	(83)	(28)	(137)
Total increase (decrease) in unrealized appreciation (depreciation) of investments(b)	$(2,972)	$2,346	$(7,966)	$3,179

(a)  As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer classified and accounted for as available for sale securities.

(b)  Excludes net unrealized losses attributable to businesses held for sale.

The following table summarizes the unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date:

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains and losses recognized during the period on equity securities	$3	$122	$125	$(28)	$314	$286
Less: Net gains and losses recognized during the period on equity
securities sold during the period	14	28	42	6	27	33
Unrealized gains and losses recognized during the reporting
period on equity securities still held at the reporting date	$(11)	$94	$83	$(34)	$287	$253

AIG | Second Quarter 2018 Form 10-Q          37

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

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Balance, beginning of period	$358	$946	$526	$1,098
Increases due to:
Credit impairments on new securities subject to impairment losses	3	41	17	58
Additional credit impairments on previously impaired securities	28	7	45	37
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(80)	(44)	(131)	(55)
Accretion on securities previously impaired due to credit*	(121)	(188)	(269)	(376)
Balance, end of period	$188	$762	$188	$762

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$36,659
Cash flows expected to be collected*	30,085
Recorded investment in acquired securities	20,304

*    Represents undiscounted expected cash flows, including both principal and interest.

38          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

(in millions)	June 30, 2018	December 31, 2017
Outstanding principal balance	$13,653	$14,718
Amortized cost	9,628	10,492
Fair value	11,446	12,293

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Balance, beginning of period	$7,601	$7,593	$7,501	$7,498
Newly purchased PCI securities	4	13	27	101
Disposals	-	-	-	(18)
Accretion	(190)	(206)	(377)	(416)
Effect of changes in interest rate indices	(32)	(135)	174	(114)
Net reclassification from (to) non-accretable difference,
including effects of prepayments	78	200	136	414
Balance, end of period	$7,461	$7,465	$7,461	$7,465

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	June 30, 2018	December 31, 2017
Fixed maturity securities available for sale	$1,804	$2,911
Other bond securities, at fair value	$132	$1,585

At June 30, 2018 and December 31, 2017, amounts borrowed under repurchase and securities lending agreements totaled $2.0 billion and $4.5 billion, respectively.

AIG | Second Quarter 2018 Form 10-Q          39

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
June 30, 2018
Bonds available for sale:
Non-U.S. governments	$-	$53	$-	$-	$-	$53
Corporate debt	-	91	-	-	-	91
Other bond securities:
U.S. government and government sponsored entities	26	-	-	-	-	26
Non-U.S. governments	-	3	-	-	-	3
Corporate debt	-	34	69	-	-	103
Total	$26	$181	$69	$-	$-	$276

December 31, 2017
Bonds available for sale:
Non-U.S. governments	$-	$7	$19	$-	$-	$26
Corporate debt	-	13	35	-	-	48
Other bond securities:
U.S. government and government sponsored entities	44	-	-	-	-	44
Non-U.S. governments	-	-	11	-	-	11
Corporate debt	-	387	1,065	-	-	1,452
Total	$44	$407	$1,130	$-	$-	$1,581

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
June 30, 2018
Bonds available for sale:
Non-U.S. governments	$-	$58	$17	$-	$-	$75
Corporate debt	-	663	922	-	-	1,585
Other bond securities:
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	-	-	-	-	-
Total	$-	$721	$939	$-	$-	$1,660

December 31, 2017
Bonds available for sale:
Non-U.S. governments	$-	$-	$18	$-	$-	$18
Corporate debt	-	588	2,231	-	-	2,819
Other bond securities:
Non-U.S. governments	-	-	22	-	-	22
Corporate debt	-	-	56	-	-	56
Total	$-	$588	$2,327	$-	$-	$2,915

40          AIG | Second Quarter 2018 Form 10-Q

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	June 30, 2018	December 31, 2017
Securities collateral pledged to us	$5,667	$2,227
Amount sold or repledged by us	$113	$46

At June 30, 2018 and December 31, 2017, amounts loaned under reverse repurchase agreements totaled $5.8 billion and $2.2 billion, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $4.1 billion and $4.9 billion at June 30, 2018 and December 31, 2017, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $189 million and $93 million of stock in FHLBs at June 30, 2018 and December 31, 2017, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.1 billion and $2.0 billion, respectively, at June 30, 2018 and $2.7 billion and $471 million, respectively, at December 31, 2017.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.9 billion and $2.0 billion at June 30, 2018 and December 31, 2017, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $236 million and $255 million, comprised of bonds available for sale and short term investments at June 30, 2018 and December 31, 2017, respectively.

AIG | Second Quarter 2018 Form 10-Q          41

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  6. Lending Activities

6. Lending Activities

The following table presents the composition of Mortgage and other loans receivable, net:

	June 30,	December 31,
(in millions)	2018	2017
Commercial mortgages*	$30,888	$28,596
Residential mortgages	6,200	5,398
Life insurance policy loans	2,192	2,295
Commercial loans, other loans and notes receivable	1,054	1,056
Total mortgage and other loans receivable	40,334	37,345
Allowance for credit losses	(356)	(322)
Mortgage and other loans receivable, net	$39,978	$37,023

*    Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 22 percent and 11 percent, respectively, at June 30, 2018, and 23 percent and 12 percent, respectively, at December 31, 2017).

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
June 30, 2018
Loan-to-Value Ratios(b)
Less than 65%	$18,043	$2,554	$305	$20,902
65% to 75%	7,515	202	220	7,937
76% to 80%	1,154	23	-	1,177
Greater than 80%	614	203	55	872
Total commercial mortgages	$27,326	$2,982	$580	$30,888

December 31, 2017
Loan-to-Value Ratios(b)
Less than 65%	$18,000	$1,525	$351	$19,876
65% to 75%	6,038	193	184	6,415
76% to 80%	569	40	-	609
Greater than 80%	1,416	206	74	1,696
Total commercial mortgages	$26,023	$1,964	$609	$28,596

(a)  The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 2.0X and 2.1X at June 30, 2018 and December 31, 2017, respectively.

(b)  The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 58 percent and 57 percent at June 30, 2018, and December 31, 2017, respectively.

42          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  6. Lending Activities

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
June 30, 2018
Credit Quality Performance
Indicator:
In good standing	765	$9,449	$9,276	$5,048	$2,625	$2,424	$1,932	$30,754	100%
Restructured(a)	4	-	114	4	-	16	-	134	-
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	769	$9,449	$9,390	$5,052	$2,625	$2,440	$1,932	$30,888	100%
Allowance for credit losses:
Specific		$-	$2	$1	$-	$1	$-	$4	-%
General		90	107	36	10	16	19	278	1
Total allowance for credit losses		$90	$109	$37	$10	$17	$19	$282	1%
December 31, 2017
Credit Quality Performance
Indicator:
In good standing	778	$8,163	$8,585	$5,338	$2,023	$2,373	$1,960	$28,442	99%
Restructured(a)	5	-	115	23	-	16	-	154	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	783	$8,163	$8,700	$5,361	$2,023	$2,389	$1,960	$28,596	100%
Allowance for credit losses:
Specific		$-	$3	$1	$-	$1	$-	$5	-%
General		72	94	37	6	15	18	242	1
Total allowance for credit losses		$72	$97	$38	$6	$16	$18	$247	1%

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

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2018			2017
Six Months Ended June 30,	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$247	$75	$322	$194	$103	$297
Loans charged off	(16)	-	(16)	(5)	(2)	(7)
Recoveries of loans previously charged off	-	-	-	-	-	-
Net charge-offs	(16)	-	(16)	(5)	(2)	(7)
Provision for loan losses	51	(1)	50	37	(20)	17
Other	-	-	-	-	-	-
Allowance, end of period	$282 *	$74	$356	$226 *	$81	$307

*    Of the total allowance, $5 million and $35 million relate to individually assessed credit losses on $60 million and $289 million of commercial mortgages at June 30, 2018 and 2017, respectively.

AIG | Second Quarter 2018 Form 10-Q          43

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  6. Lending Activities

There were no loans modified in troubled debt restructurings during the six-month period ended June 30, 2018.  During the six-month period ended June 30, 2017, loans with a carrying value of $21 million were modified in troubled debt restructurings.

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Affordable Housing Partnerships	Other	Total
June 30, 2018
Assets:
Bonds available for sale	$-	$8,472	$-	$-	$8,472
Other bond securities	-	4,199	-	3	4,202
Mortgage and other loans receivable	-	3,126	-	-	3,126
Other invested assets	1,524	-	3,264	27	4,815
Other(a)	285	1,507	405	84	2,281
Total assets(b)	$1,809	$17,304	$3,669	$114	$22,896
Liabilities:
Long-term debt	$805	$2,687	$1,941	$5	$5,438
Other (c)	129	77	170	25	401
Total liabilities	$934	$2,764	$2,111	$30	$5,839
December 31, 2017
Assets:
Bonds available for sale	$-	$9,632	$-	$-	$9,632
Other bond securities	-	4,518	-	3	4,521
Mortgage and other loans receivable	-	2,290	-	-	2,290
Other invested assets	1,365	206	3,087	25	4,683
Other(a)	302	1,481	350	85	2,218
Total assets(b)	$1,667	$18,127	$3,437	$113	$23,344
Liabilities:
Long-term debt	$680	$1,624	$1,825	$5	$4,134
Other(c)	144	244	181	26	595
Total liabilities	$824	$1,868	$2,006	$31	$4,729

(a)  Comprised primarily of Short-term investments and Other assets at June 30, 2018 and December 31, 2017.

(b)  The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  Comprised primarily of Other liabilities at June 30, 2018 and December 31, 2017.

(d)  At June 30, 2018 and December 31, 2017, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $237 million and $86 million, respectively.

(e)  At June 30, 2018 and December 31, 2017, $16.4 billion and $17.6 billion, respectively, of the total assets of consolidated securitization vehicles were owed to AIG Parent or its subsidiaries.

44          AIG | Second Quarter 2018 Form 10-Q

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
June 30, 2018
Real estate and investment entities(a)	$348,774	$8,426	$1,946		$10,372
Affordable housing partnerships	4,094	641	-		641
Other	2,800	293	1,219	(c)	1,512
Total	$355,668	$9,360	$3,165		$12,525
December 31, 2017
Real estate and investment entities(a)	$380,030	$9,253	$2,043		$11,296
Affordable housing partnerships	4,468	725	-		725
Other	2,703	254	1,205	(c)	1,459
Total	$387,201	$10,232	$3,248		$13,480

(a)  Comprised primarily of hedge funds and private equity funds.

(b)  At June 30, 2018 and December 31, 2017, $9.0 billion and $9.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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

AIG | Second Quarter 2018 Form 10-Q          45

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  8. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2018				December 31, 2017
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$50	$1	$926	$25	$-	$-	$838	$15
Foreign exchange contracts	4,590	235	3,540	257	2,823	173	4,783	350
Equity contracts	-	-	-	-	-	-	159	19
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	44,599	2,459	32,708	1,914	37,751	2,171	26,461	2,185
Foreign exchange contracts	11,768	803	4,778	830	6,305	658	11,093	895
Equity contracts	18,562	280	3,610	8	19,975	522	1,130	2
Credit contracts(b)	9	1	1,399	260	4	1	1,365	277
Other contracts(c)	38,342	17	59	4	39,829	20	59	5
Total derivatives, gross	$117,920	$3,796	$47,020	$3,298	$106,687	$3,545	$45,888	$3,748
Counterparty netting(d)		(1,433)		(1,433)		(1,464)		(1,464)
Cash collateral(e)		(1,644)		(595)		(1,159)		(1,249)
Total derivatives on condensed
consolidated balance sheets(f)		$719		$1,270		$922		$1,035

(a)  Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)  As of June 30, 2018 and December 31, 2017, included CDSs on super senior multi-sector CDOs with a net notional amount of $640 million and $685 million (fair value liability of $241 million and $254 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio. As of June 30, 2018 and December 31, 2017, there were no super senior corporate debt/CLOs remaining.

(c)  Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d)  Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)  Represents cash collateral posted and received that is eligible for netting.

(f)  Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively.  Fair value of assets related to bifurcated embedded derivatives was zero at both June 30, 2018 and December 31, 2017. Fair value of liabilities related to bifurcated embedded derivatives was $3.5 billion and $4.1 billion, respectively, at June 30, 2018 and December 31, 2017. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

46          AIG | Second Quarter 2018 Form 10-Q

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

Collateral posted by us to third parties for derivative transactions was $2.2 billion and $2.9 billion at June 30, 2018 and December 31, 2017, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.7 billion and $1.3 billion at June 30, 2018 and December 31, 2017, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates.  For the three- and six-month periods ended June 30, 2018, we recognized a gain of $119 million and a loss of $1 million, respectively, and for the three- and six-month periods ended June 30, 2017, we recognized losses of $6 million and $48 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

AIG | Second Quarter 2018 Form 10-Q          47

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  8. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

Gains/(Losses) Recognized in Earnings for:			Including Gains/(Losses) Attributable to:
Hedging		Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Three Months Ended June 30, 2018
Interest rate contracts:
Realized capital gains/(losses)	$-	$-	$-	$-	$-
Foreign exchange contracts:
Realized capital gains/(losses)	236	(199)	-	37	-
Other income	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	-	-	-	-	-
Three Months Ended June 30, 2017
Interest rate contracts:
Realized capital gains/(losses)	$3	$(3)	$-	$-	$-
Foreign exchange contracts:
Realized capital gains/(losses)	(213)	232	-	19	-
Other income	-	3	-	-	3
Equity contracts:
Realized capital gains/(losses)	(24)	24	-	-	-
Six Months Ended June 30, 2018
Interest rate contracts:
Realized capital gains/(losses)	$(8)	$9	$1	$-	$-
Foreign exchange contracts:
Realized capital gains/(losses)	195	(191)	-	4	-
Other income	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	-	-	-	-	-
Six Months Ended June 30, 2017
Interest rate contracts:
Realized capital gains/(losses)	$2	$(2)	$-	$-	$-
Foreign exchange contracts:
Realized capital gains/(losses)	(161)	190	-	29	-
Other income	-	4	-	-	4
Equity contracts:
Realized capital gains/(losses)	(26)	24	-	(2)	-

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

48          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  8. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
By Derivative Type:
Interest rate contracts	$(224)	$251	$(622)	$99
Foreign exchange contracts	391	(76)	252	(122)
Equity contracts	(114)	(176)	(187)	(490)
Credit contracts	1	21	12	36
Other contracts	17	18	34	36
Embedded derivatives	344	(259)	935	(113)
Total	$415	$(221)	$424	$(554)
By Classification:
Policy fees	$17	$19	$34	$39
Net investment income	1	(5)	(3)	(7)
Net realized capital gains (losses)	369	(316)	356	(700)
Other income	29	80	41	113
Policyholder benefits and claims incurred	(1)	1	(4)	1
Total	$415	$(221)	$424	$(554)

Credit Risk-Related Contingent Features

We estimate that at June 30, 2018, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $58 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $461 million and $572 million at June 30, 2018 and December 31, 2017, respectively. The aggregate fair value of assets posted as collateral under these contracts at June 30, 2018 and December 31, 2017, was approximately $505 million and $676 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $4.1 billion and $4.4 billion at June 30, 2018 and December 31, 2017, respectively. These securities have par amounts of $8.8 billion and $9.1 billion at June 30, 2018 and December 31, 2017, respectively, and have remaining stated maturity dates that extend to 2052.

AIG | Second Quarter 2018 Form 10-Q          49

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Insurance Liabilities

9. Insurance Liabilities

Liability for Unpaid Losses and Loss Adjustment Expenses (Loss Reserves)

Loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported (IBNR) and loss adjustment expenses (LAE), less applicable discount. We regularly review and update the methods used to determine loss reserve estimates. Any adjustments resulting from this review are reflected currently in pre-tax income, except to the extent it impacts a deferred gain under a retroactive reinsurance agreement in which case the ceded portion would be amortized into pre-tax income in subsequent periods. Because these estimates are subject to the outcome of future events, changes in estimates are common given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.9 billion and $12.6 billion at June 30, 2018 and December 31, 2017, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim.  Thus, these recoverable amounts represent a credit exposure to us. At June 30, 2018 and December 31, 2017, we held collateral of approximately $9.4 billion and $9.5 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements.

The following table presents the roll-forward of activity in Loss Reserves:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Liability for unpaid loss and loss adjustment expenses, beginning of period	$78,098	$76,050	$78,393	$77,077
Reinsurance recoverable	(27,211)	(26,920)	(26,708)	(15,532)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	50,887	49,130	51,685	61,545
Losses and loss adjustment expenses incurred:
Current year	4,452	4,209	9,130	8,510
Prior years, excluding discount and amortization of deferred gain	(26)	391	(65)	453
Prior years, discount charge (benefit)	9	260	(177)	235
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(69)	(82)	(108)	(120)
Total losses and loss adjustment expenses incurred	4,366	4,778	8,780	9,078
Losses and loss adjustment expenses paid:
Current year	(910)	(1,137)	(1,520)	(1,708)
Prior years	(4,635)	(4,252)	(9,414)	(9,043)
Total losses and loss adjustment expenses paid	(5,545)	(5,389)	(10,934)	(10,751)
Other changes:
Foreign exchange effect	(431)	463	(157)	358
Retroactive reinsurance adjustment (net of discount)(b)	30	(299)	(67)	(11,460)
Reclassified to liabilities held for sale(c)	-	79	-	(8)
Total other changes	(401)	243	(224)	(11,110)
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	49,307	48,762	49,307	48,762
Reinsurance recoverable	27,406	27,660	27,406	27,660
Total	$76,713	$76,422	$76,713	$76,422

(a)  Includes $8 million and $10 million for the retroactive reinsurance agreement with NICO covering U.S. asbestos exposures for the three-month periods ended June 30, 2018 and 2017, respectively, and $13 million for both six-month periods ended June 30, 2018 and 2017.

(b)  Includes discount on retroactive reinsurance of $(20) million and $(108) million for the three-month periods ended June 30, 2018 and 2017, respectively, and $108 million and $1.5 billion for the six-month periods ended June 30, 2018 and 2017, respectively.

(c)  Represents change in loss reserves included in our sale of certain of our insurance operations to Fairfax Financial Holdings Limited (Fairfax) for the three- and six-month periods ended June 30, 2017.  Upon consummation of the sale, we retained a portion of these reserves through reinsurance arrangements.

50          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Insurance Liabilities

On January 20, 2017, we entered into an adverse development reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion.  At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion.  We account for this transaction as retroactive reinsurance. We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire has provided a parental guarantee to secure the obligations of NICO under the agreement. The total paid claims subject to the agreement as of June 30, 2018 were below the attachment point.

Discounting of Loss Reserves

At June 30, 2018, the loss reserves reflect a net loss reserve discount of $2.0 billion, including tabular and non-tabular calculations based upon the following assumptions:

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

The discount consists of $622 million of tabular discount and $1.3 billion of non-tabular discount for workers’ compensation. During the six-month periods ended June 30, 2018 and 2017, the benefit/(charge) from changes in discount of $219 million and $(235) million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Consolidated Statement of Income.

The following table presents the components of the loss reserve discount discussed above:

	June 30, 2018			December 31, 2017
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
U.S. workers' compensation	$2,638	$964	$3,602	$2,465	$918	$3,383
Retroactive reinsurance	(1,647)	-	(1,647)	(1,539)	-	(1,539)
Total reserve discount*	$991	$964	$1,955	$926	$918	$1,844

* Excludes $170 million and $173 million of discount related to certain long tail liabilities in the United Kingdom at June 30, 2018 and December 31, 2017, respectively.

AIG | Second Quarter 2018 Form 10-Q          51

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Insurance Liabilities

The following tables present the net loss reserve discount benefit (charge):

Three Months Ended June 30,	2018			2017
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
Current accident year	$23	$-	$23	$29	$-	$29
Accretion and other adjustments
to prior year discount	(133)	(12)	(145)	(57)	(43)	(100)
Effect of interest rate changes	96	40	136	(128)	(61)	(189)
Net reserve discount
benefit (charge)	(14)	28	14	(156)	(104)	(260)
Change in discount on loss reserves
ceded under retroactive reinsurance	20	-	20	108	-	108
Net change in total reserve
discount(a)	$6	$28	$34	$(48)	$(104)	$(152)

Six Months Ended June 30,	2018			2017
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
Current accident year	$42	$-	$42	$61	$-	$61
Accretion and other adjustments
to prior year discount	(88)	(30)	(118)	(105)	(59)	(164)
Effect of interest rate changes	219	76	295	(89)	(43)	(132)
Net reserve discount
benefit (charge)	173	46	219	(133)	(102)	(235)
Change in discount on loss reserves
ceded under retroactive reinsurance	(108)	-	(108)	(1,547)	-	(1,547)
Net change in total reserve
discount(b)	$65	$46	$111	$(1,680)	$(102)	$(1,782)

(a)     Excludes $7 million and $4 million of discount related to certain long tail liabilities in the United Kingdom for the three-month periods ended June 30, 2018 and 2017, respectively.

(b)     Excludes $3 million and $(4) million of discount related to certain long tail liabilities in the United Kingdom for the six-month periods ended June 30, 2018 and 2017, respectively.

During the six-month period ended June 30, 2018 effective interest rates increased due to an increase in the forward yield curve component of the discount rates reflecting an increase in U.S. Treasury rates along with changes in payout pattern assumptions. This resulted in an increase in the loss reserve discount by $295 million in the six-month period ended June 30, 2018.

During the six-month period ended June 30, 2017 effective interest rates decreased due to a decrease in the forward yield curve component of the discount rates reflecting a decrease in U.S. Treasury rates along with changes in payout pattern assumptions. This resulted in a decrease in the loss reserve discount by $132 million in the six-month period ended June 30, 2017.

52          AIG | Second Quarter 2018 Form 10-Q

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

AIG | Second Quarter 2018 Form 10-Q          53

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  10. Contingencies, Commitments and Guarantees

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $3.3 billion at June 30, 2018.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and related subsidiaries (collectively AIGFP) and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at June 30, 2018 was $85 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

54          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  11. Equity

11. Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares:

Six Months Ended June 30, 2018	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Shares, beginning of year	1,906,671,492	(1,007,626,835)	899,044,657
Shares issued	-	4,047,626	4,047,626
Shares repurchased	-	(11,878,250)	(11,878,250)
Shares, end of period	1,906,671,492	(1,015,457,459)	891,214,033

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

The following table presents record date, payment date and dividends paid per share on AIG Common Stock:

		Dividends Paid
Record Date	Payment Date	Per Share
June 14, 2018	June 28, 2018	0.32
March 15, 2018	March 29, 2018	0.32
June 14, 2017	June 28, 2017	0.32
March 15, 2017	March 29, 2017	0.32

For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries see Note 19 to the Consolidated Financial Statements in the 2017 Annual Report.

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock and warrants to purchase shares of AIG Common Stock:

Six Months Ended June 30,
(in millions)	2018	2017
Aggregate repurchases of common stock	$646	$6,000
Total number of common shares repurchased	12	95
Aggregate repurchases of warrants	$4	$-
Total number of warrants repurchased*	-	-

*    For the six-month period ended June 30, 2018, we repurchased 266,453 warrants to purchase shares of AIG Common Stock.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors authorized an additional increase of $2.5 billion to its previous share repurchase authorization. As of June 30, 2018, approximately $1.6 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

The timing of any future repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

AIG | Second Quarter 2018 Form 10-Q          55

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  11. Equity

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, December 31, 2017, net of tax	$793	$7,693	$(2,090)	$(931)	$-	$5,465
Cumulative effect of change in
accounting principles	169	(285)	(284)	(183)	7	(576)
Change in unrealized depreciation of investments	(1,608)	(6,358)	-	-	-	(7,966)
Change in deferred policy acquisition costs
adjustment and other	114	905	-	-	-	1,019
Change in future policy benefits	-	1,124	-	-	-	1,124
Change in foreign currency translation adjustments	-	-	(23)	-	-	(23)
Change in net actuarial loss	-	-	-	38	-	38
Change in prior service credit	-	-	-	(2)	-	(2)
Change in deferred tax asset (liability)	298	865	(29)	16	-	1,150
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	1	1
Total other comprehensive income (loss)	(1,196)	(3,464)	(52)	52	1	(4,659)
Noncontrolling interests	-	-	-	-	-	-
Balance, June 30, 2018, net of tax	$(234)	$3,944	$(2,426)	$(1,062)	$8	$230

Balance, December 31, 2016, net of tax	$426	$6,405	$(2,629)	$(972)	$-	$3,230
Change in unrealized appreciation of investments	341	2,838	-	-	-	3,179
Change in deferred policy acquisition costs
adjustment and other*	17	(998)	-	-	-	(981)
Change in future policy benefits	-	(539)	-	-	-	(539)
Change in foreign currency translation adjustments	-	-	146	-	-	146
Change in net actuarial loss	-	-	-	38	-	38
Change in prior service cost	-	-	-	6	-	6
Change in deferred tax asset (liability)	(125)	47	(24)	(15)	-	(117)
Total other comprehensive income	233	1,348	122	29	-	1,732
Noncontrolling interests	-	-	-	-	-	-
Balance, June 30, 2017, net of tax	$659	$7,753	$(2,507)	$(943)	$-	$4,962

*    Includes net unrealized gains attributable to businesses held for sale.

56          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  11. Equity

The following table presents the other comprehensive income reclassification adjustments for the three- and six-month periods ended June 30, 2018 and 2017, respectively:

	Unrealized Appreciation
	(Depreciation) of Fixed				Fair Value of
	Maturity Investments	Unrealized			Liabilities Under
	on Which Other-Than-	Appreciation	Foreign	Retirement	Fair Value Option
	Temporary Credit	(Depreciation)	Currency	Plan	Attributable to
	Impairments Were	of All Other	Translation	Liabilities	Changes in
(in millions)	Recognized	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Three Months Ended June 30, 2018
Unrealized change arising during period	$(1,282)	$(964)	$(195)	$16	$(1)	$(2,426)
Less: Reclassification adjustments
included in net income	2	(14)	-	(8)	-	(20)
Total other comprehensive income (loss),
before income tax expense (benefit)	(1,284)	(950)	(195)	24	(1)	(2,406)
Less: Income tax expense (benefit)	(238)	(194)	15	1	-	(416)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(1,046)	$(756)	$(210)	$23	$(1)	$(1,990)
Three Months Ended June 30, 2017
Unrealized change arising during period	$203	$944	$450	$6	$-	$1,603
Less: Reclassification adjustments
included in net income	20	285	-	(10)	-	295
Total other comprehensive income,
before income tax expense	183	659	450	16	-	1,308
Less: Income tax expense	64	6	52	5	-	127
Total other comprehensive income,
net of income tax expense	$119	$653	$398	$11	$-	$1,181
Six Months Ended June 30, 2018
Unrealized change arising during period	$(1,490)	$(4,350)	$(23)	$19	$1	$(5,843)
Less: Reclassification adjustments
included in net income	4	(21)	-	(17)	-	(34)
Total other comprehensive income (loss),
before income tax expense (benefit)	(1,494)	(4,329)	(23)	36	1	(5,809)
Less: Income tax expense (benefit)	(298)	(865)	29	(16)	-	(1,150)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(1,196)	$(3,464)	$(52)	$52	$1	$(4,659)
Six Months Ended June 30, 2017
Unrealized change arising during period	$393	$1,779	$146	$24	$-	$2,342
Less: Reclassification adjustments
included in net income	35	478	-	(20)	-	493
Total other comprehensive income,
before income tax expense	358	1,301	146	44	-	1,849
Less: Income tax expense (benefit)	125	(47)	24	15	-	117
Total other comprehensive income,
net of income tax expense (benefit)	$233	$1,348	$122	$29	$-	$1,732

AIG | Second Quarter 2018 Form 10-Q          57

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  11. Equity

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Three Months Ended June 30,
(in millions)	2018	2017
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$2	$20	Other realized capital gains
Total	2	20
Unrealized appreciation (depreciation) of all other investments
Investments	(15)	227	Other realized capital gains
Deferred acquisition costs adjustment	1	58	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	(14)	285
Change in retirement plan liabilities adjustment
Prior-service credit	1	1	*
Actuarial losses	(9)	(11)	*
Total	(8)	(10)
Total reclassifications for the period	$(20)	$295
	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Six Months Ended June 30,
(in millions)	2018	2017
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$4	$35	Other realized capital gains
Total	4	35
Unrealized appreciation (depreciation) of all other investments
Investments	9	367	Other realized capital gains
Deferred acquisition costs adjustment	(30)	111	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	(21)	478
Change in retirement plan liabilities adjustment
Prior-service credit	1	1	*
Actuarial losses	(18)	(21)	*
Total	(17)	(20)
Total reclassifications for the period	$(34)	$493

*    These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 13 to the Condensed Consolidated Financial Statements.

58          AIG | Second Quarter 2018 Form 10-Q

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share data)	2018	2017	2018	2017
Numerator for EPS:
Income from continuing operations	$931	$1,110	$1,881	$2,321
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	(6)	(12)	5	14
Income attributable to AIG common shareholders from continuing operations	937	1,122	1,876	2,307
Income (loss) from discontinued operations, net of income tax expense	-	8	(1)	8
Net income attributable to AIG common shareholders	$937	$1,130	$1,875	$2,315
Denominator for EPS:
Weighted average shares outstanding — basic	903,215,488	925,751,084	905,566,733	953,109,915
Dilutive shares	13,356,993	22,497,687	15,335,987	23,517,737
Weighted average shares outstanding — diluted(a)	916,572,481	948,248,771	920,902,720	976,627,652
Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.04	$1.21	$2.07	$2.42
Income from discontinued operations	$-	$0.01	$-	$0.01
Net income attributable to AIG	$1.04	$1.22	$2.07	$2.43
Diluted:
Income from continuing operations	$1.02	$1.18	$2.04	$2.36
Income from discontinued operations	$-	$0.01	$-	$0.01
Net income attributable to AIG	$1.02	$1.19	$2.04	$2.37

(a)  Dilutive shares included our share‑based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011. The number of shares excluded from diluted shares outstanding was 5.2 million and 4.2 million for the three- and six-month periods ended June 30, 2018, respectively, and 1.9 million and 1.8 million for the three- and six-month periods ended June 30, 2017, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

AIG | Second Quarter 2018 Form 10-Q          59

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  13. Employee Benefits

13. Employee Benefits

We sponsor various defined benefit pension plans, post-retirement medical and life insurance plans for eligible employees and retirees in the U.S. and certain non-U.S. countries.

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended June 30, 2018
Components of net periodic benefit cost:
Service cost	$2	$5	$7	$1	$1	$2
Interest cost	40	4	44	1	1	2
Expected return on assets	(70)	(6)	(76)	-	-	-
Amortization of prior service credit	-	-	-	(1)	(1)	(2)
Amortization of net loss	7	2	9	-	-	-
Net periodic benefit cost (credit)	$(21)	$5	$(16)	$1	$1	$2
Three Months Ended June 30, 2017
Components of net periodic benefit cost:
Service cost	$7	$8	$15	$1	$-	$1
Interest cost	42	4	46	1	1	2
Expected return on assets	(64)	(6)	(70)	-	-	-
Amortization of prior service credit	-	-	-	(1)	-	(1)
Amortization of net loss	7	3	10	-	-	-
Net periodic benefit cost (credit)	$(8)	$9	$1	$1	$1	$2
Six Months Ended June 30, 2018
Components of net periodic benefit cost:
Service cost	$4	$11	$15	$1	$1	$2
Interest cost	81	8	89	3	1	4
Expected return on assets	(141)	(13)	(154)	-	-	-
Amortization of prior service cost (credit)	-	1	1	(1)	(1)	(2)
Amortization of net loss	14	4	18	-	-	-
Net periodic benefit cost (credit)	$(42)	$11	$(31)	$3	$1	$4
Six Months Ended June 30, 2017
Components of net periodic benefit cost:
Service cost	$13	$16	$29	$1	$1	$2
Interest cost	85	8	93	3	2	5
Expected return on assets	(128)	(12)	(140)	-	-	-
Amortization of prior service credit	-	-	-	(1)	-	(1)
Amortization of net loss	14	6	20	-	-	-
Net periodic benefit cost (credit)	$(16)	$18	$2	$3	$3	$6

For the six-month period ended June 30, 2018, we did not make any contributions to the U.S. AIG Retirement Plan.

60          AIG | Second Quarter 2018 Form 10-Q

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

At December 31, 2017, we originally recorded a provisional estimate of income tax effects of the Tax Act of $6.7 billion, including a tax charge of $6.7 billion attributable to the reduction in the U.S. corporate income tax rate and tax benefit of $38 million related to the deemed repatriation tax. During the period ended June 30, 2018, we have not recorded any material adjustments to these provisional amounts. We continue to refine our analysis and calculations, which could impact the provisional estimates previously recorded. Accordingly, as of June 30, 2018, we have not fully completed our accounting for the tax effects of the Tax Act.

The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. There are substantial uncertainties in the interpretation of BEAT and GILTI and formal guidance from the U.S. tax authority is still pending. Depending on the content of such guidance, changes to the interpretations and assumptions made by us, and/or actions we may take, it is possible that the impact from BEAT or GILTI could change amounts recorded, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

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

Other Provisions

The Tax Act modified computations of insurance reserves for both life and general insurance companies.  For life insurance companies, tax reserves are now computed with reference to NAIC reserves.  For general insurance companies, the Tax Act extends the discount period for certain long-tail lines of business from 10 years to 24 years and increases the discount rate, replacing the applicable federal rate for a higher-yield corporate bond rate, and eliminates the election allowing companies to use their historical loss payment patterns for loss reserve discounting.  Adjustments related to the differences in insurance reserves balances computed under the old tax law versus the Tax Act have to be taken into income over eight years by both life and general insurance companies.  At December 31, 2017, we recorded provisional estimates with respect to such items. As of June 30, 2018, these estimates remain provisional.

AIG | Second Quarter 2018 Form 10-Q          61

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

At December 31, 2017, due to minimal formal guidance issued from state and local jurisdictions, provisional estimates were not recorded for the impact of any state and local corporate income tax implications of the Tax Act.  Guidance from state and local jurisdictions has varied and most have not formally passed law specific to the treatment of the Tax Act. While we have not identified any material impact at this point in time, we continue to review any guidance issued by those states that have passed tax legislation related to the Tax Act and continue to work through the state and local corporate income tax implications of the Tax Act.  We expect further guidance throughout 2018 and the impact, if any, will be recorded when the related guidance is issued.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued an accounting standard that allows the optional reclassification of stranded tax effects within accumulated other comprehensive income (AOCI) that arise due to the enactment of the Tax Act to retained earnings. We elected to early adopt the standard for the three-month period ended March 31, 2018. As a result of adopting this standard, we reclassified $248 million from AOCI to retained earnings. The amount reclassified includes stranded effects related to the change in the U.S. federal corporate income tax rate on the gross temporary differences and related valuation allowances. The effect of the Tax Act on gross temporary differences related to AOCI is provisional. As we finalize the accounting for tax effects of the Tax Act on these items, additional reclassification adjustments may be recorded in future periods.

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

Interim Tax Expense (Benefit)

For the three-month period ended June 30, 2018, the effective tax rate on income from continuing operations was 25.6 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, additional U.S. taxes imposed on

62          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  14. Income Taxes

income of our foreign subsidiaries under international provisions of the Tax Act, valuation allowance activity related to certain foreign subsidiaries and state jurisdictions and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities.

For the six-month period ended June 30, 2018, the effective tax rate on income from continuing operations was 24.1 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, additional U.S. taxes imposed on income of our foreign subsidiaries under international provisions of the Tax Act,  valuation allowance activity related to certain foreign subsidiaries and state jurisdictions and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and excess tax deductions related to share based compensation payments recorded through the income statement.

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

For the six-month period ended June 30, 2017, the effective tax rate on income from continuing operations was 31.6 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and excess tax deductions related to share based compensation payments recorded through the income statement, partially offset by tax charges related to increases in uncertain tax positions associated with the impact of settlement discussions with the IRS related to certain open tax issues.

As a result of the Tax Act, the majority of accumulated foreign earnings that were previously untaxed are subject to a one-time deemed repatriation tax. Going forward, certain foreign earnings of our foreign affiliates will be exempt from U.S. tax upon repatriation. Notwithstanding the changes, U.S. tax on foreign exchange gain or loss and certain non-U.S. withholding taxes will continue to be applicable upon future repatriations of foreign earnings. For the six-month period ended June 30, 2018, we still consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested.  These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

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

AIG | Second Quarter 2018 Form 10-Q          63

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  14. Income Taxes

companies can be offset by those net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of June 30, 2018, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

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

For the three- and six-month periods ended June 30, 2018, recent changes in market conditions, including rising interest rates, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery, as well as carryback capacity of such losses, to the extent they were to become realized. As of June 30, 2018, based on all available evidence, we concluded no valuation allowance is necessary in the U.S. Life Insurance Companies’ available for sale securities portfolio.

For the three- and six-month periods ended June 30, 2018, recent changes in market conditions, including rising interest rates, impacted the unrealized tax gains and losses in the U.S. Non-Life Companies’ available for sale securities portfolio, resulting in a decrease to the deferred tax liability related to net unrealized tax capital gains.  As of June 30, 2018, we continue to be in an overall unrealized tax gain position with respect to the U.S. Non-Life Companies’ available for sale securities portfolio and thus concluded no valuation allowance is necessary in the U.S. Non-Life Companies’ available for sale securities portfolio.

For the three- and six-month periods ended June 30, 2018, we recognized net increases of $7 million and $37 million, respectively, in our deferred tax asset valuation allowance associated with certain foreign subsidiaries and state jurisdictions, primarily attributable to current year activity.

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

Accounting for Uncertainty in Income Taxes

At both June 30, 2018 and December 31, 2017, our unrecognized tax benefits, excluding interest and penalties were $4.7 billion. At June 30, 2018 and December 31, 2017, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $45 million and $28 million, respectively.  Accordingly, at both June 30, 2018 and December 31, 2017, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.7 billion.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.  At June 30, 2018 and December 31, 2017, we had accrued liabilities of $2.1 billion and $2.0 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the six-month periods ended June 30, 2018 and 2017, we accrued expense (benefit) of $100 million and $75 million, respectively, for the payment of interest and penalties.

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

64          AIG | Second Quarter 2018 Form 10-Q

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

Condensed Consolidating Balance Sheets

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
June 30, 2018
Assets:
Short-term investments(a)	$9,212	$-	$10,673	$(2,875)	$17,010
Other investments(b)	3,852	-	298,896	-	302,748
Total investments	13,064	-	309,569	(2,875)	319,758
Cash	3	3	2,129	-	2,135
Loans to subsidiaries(c)	34,954	-	545	(35,499)	-
Investment in consolidated subsidiaries(c)	34,689	26,840	-	(61,529)	-
Other assets, including deferred income taxes(d)	15,899	168	160,720	(1,851)	174,936
Total assets	$98,609	$27,011	$472,963	$(101,754)	$496,829
Liabilities:
Insurance liabilities	$-	$-	$283,443	$-	$283,443
Long-term debt	22,653	642	10,489	-	33,784
Other liabilities, including intercompany balances(b)	14,224	144	108,209	(4,772)	117,805
Loans from subsidiaries(c)	546	-	34,953	(35,499)	-
Total liabilities	37,423	786	437,094	(40,271)	435,032
Total AIG shareholders’ equity	61,186	26,225	35,258	(61,483)	61,186
Non-redeemable noncontrolling interests	-	-	611	-	611
Total equity	61,186	26,225	35,869	(61,483)	61,797
Total liabilities and equity	$98,609	$27,011	$472,963	$(101,754)	$496,829

December 31, 2017
Assets:
Short-term investments(a)	$2,541	$-	$11,559	$(3,714)	$10,386
Other investments(b)	6,004	-	305,902	-	311,906
Total investments	8,545	-	317,461	(3,714)	322,292
Cash	3	20	2,339	-	2,362
Loans to subsidiaries(c)	35,004	-	517	(35,521)	-
Investment in consolidated subsidiaries(c)	40,135	30,359	-	(70,494)	-
Other assets, including deferred income taxes(d)	16,016	170	159,594	(2,133)	173,647
Total assets	$99,703	$30,549	$479,911	$(111,862)	$498,301
Liabilities:
Insurance liabilities	$-	$-	$282,105	$-	$282,105
Long-term debt	21,557	642	9,441	-	31,640
Other liabilities, including intercompany balances(b)	12,458	143	112,275	(6,028)	118,848
Loans from subsidiaries(c)	517	-	35,004	(35,521)	-
Total liabilities	34,532	785	438,825	(41,549)	432,593
Total AIG shareholders’ equity	65,171	29,764	40,549	(70,313)	65,171
Non-redeemable noncontrolling interests	-	-	537	-	537
Total equity	65,171	29,764	41,086	(70,313)	65,708
Total liabilities and equity	$99,703	$30,549	$479,911	$(111,862)	$498,301

(a)  At June 30, 2018, includes restricted cash of $1 million and $17 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively. At December 31, 2017, includes restricted cash of $4 million and $54 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively.

(b)  Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(c)  Eliminated in consolidation.

(d)  At June 30, 2018, includes restricted cash of $1 million and $226 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively. At December 31, 2017, includes restricted cash of $1 million and $316 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively.

AIG | Second Quarter 2018 Form 10-Q          65

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  15. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended June 30, 2018
Revenues:
Equity in earnings of consolidated subsidiaries*	$845	$459	$-	$(1,304)	$-
Other income	309	-	11,179	143	11,631
Total revenues	1,154	459	11,179	(1,161)	11,631
Expenses:
Interest expense	246	13	43	(3)	299
Loss on extinguishment of debt	-	-	5	-	5
Other expenses	359	-	9,738	(22)	10,075
Total expenses	605	13	9,786	(25)	10,379
Income (loss) from continuing operations before income tax
expense (benefit)	549	446	1,393	(1,136)	1,252
Income tax expense (benefit)	(389)	(1)	711	-	321
Income (loss) from continuing operations	938	447	682	(1,136)	931
Income (loss) from discontinued operations, net
of income taxes	(1)	-	1	-	-
Net income (loss)	937	447	683	(1,136)	931
Less:
Net loss from continuing operations
attributable to noncontrolling interests	-	-	(6)	-	(6)
Net income (loss) attributable to AIG	$937	$447	$689	$(1,136)	$937
Three Months Ended June 30, 2017
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,430	$815	$-	$(2,245)	$-
Other income	232	-	12,248	22	12,502
Total revenues	1,662	815	12,248	(2,223)	12,502
Expenses:
Interest expense	241	13	39	(1)	292
Gain on extinguishment of debt	-	-	(4)	-	(4)
Other expenses	181	-	10,386	(20)	10,547
Total expenses	422	13	10,421	(21)	10,835
Income (loss) from continuing operations before income tax
expense (benefit)	1,240	802	1,827	(2,202)	1,667
Income tax expense (benefit)	109	(4)	452	-	557
Income (loss) from continuing operations	1,131	806	1,375	(2,202)	1,110
Income (loss) from discontinued operations, net
of income taxes	(1)	-	9	-	8
Net income (loss)	1,130	806	1,384	(2,202)	1,118
Less:
Net loss from continuing operations
attributable to noncontrolling interests	-	-	(12)	-	(12)
Net income (loss) attributable to AIG	$1,130	$806	$1,396	$(2,202)	$1,130

66          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  15. Information Provided in Connection with Outstanding Debt

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Six Months Ended June 30, 2018
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,878	$1,181	$-	$(3,059)	$-
Other income	567	-	22,691	85	23,343
Total revenues	2,445	1,181	22,691	(2,974)	23,343
Expenses:
Interest expense	466	25	91	(6)	576
Loss on extinguishment of debt	-	-	9	-	9
Other expenses	511	1	19,844	(77)	20,279
Total expenses	977	26	19,944	(83)	20,864
Income (loss) from continuing operations before income tax
expense (benefit)	1,468	1,155	2,747	(2,891)	2,479
Income tax expense (benefit)	(408)	2	1,004	-	598
Income (loss) from continuing operations	1,876	1,153	1,743	(2,891)	1,881
Loss from discontinued operations, net
of income taxes	(1)	-	-	-	(1)
Net income (loss)	1,875	1,153	1,743	(2,891)	1,880
Less:
Net income from continuing operations
attributable to noncontrolling interests	-	-	5	-	5
Net income (loss) attributable to AIG	$1,875	$1,153	$1,738	$(2,891)	$1,875
Six Months Ended June 30, 2017
Revenues:
Equity in earnings of consolidated subsidiaries*	$2,892	$1,415	$-	$(4,307)	$-
Other income	428	-	24,630	76	25,134
Total revenues	3,320	1,415	24,630	(4,231)	25,134
Expenses:
Interest expense	483	25	85	(3)	590
Gain on extinguishment of debt	-	-	(5)	-	(5)
Other expenses	516	1	20,711	(73)	21,155
Total expenses	999	26	20,791	(76)	21,740
Income (loss) from continuing operations before income tax
expense (benefit)	2,321	1,389	3,839	(4,155)	3,394
Income tax expense (benefit)	5	(8)	1,076	-	1,073
Income (loss) from continuing operations	2,316	1,397	2,763	(4,155)	2,321
Income (loss) from discontinued operations, net
of income taxes	(1)	-	9	-	8
Net income (loss)	2,315	1,397	2,772	(4,155)	2,329
Less:
Net income from continuing operations
attributable to noncontrolling interests	-	-	14	-	14
Net income (loss) attributable to AIG	$2,315	$1,397	$2,758	$(4,155)	$2,315

*    Eliminated in consolidation.

AIG | Second Quarter 2018 Form 10-Q          67

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  15. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Comprehensive Income

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended June 30, 2018
Net income (loss)	$937	$447	$683	$(1,136)	$931
Other comprehensive income (loss)	(1,990)	(1,510)	(651)	2,161	(1,990)
Comprehensive income (loss)	(1,053)	(1,063)	32	1,025	(1,059)
Total comprehensive loss attributable to
noncontrolling interests	-	-	(6)	-	(6)
Comprehensive income (loss) attributable to AIG	$(1,053)	$(1,063)	$38	$1,025	$(1,053)
Three Months Ended June 30, 2017
Net income (loss)	$1,130	$806	$1,384	$(2,202)	$1,118
Other comprehensive income (loss)	1,181	1,122	(1,541)	419	1,181
Comprehensive income (loss)	2,311	1,928	(157)	(1,783)	2,299
Total comprehensive loss attributable to
noncontrolling interests	-	-	(12)	-	(12)
Comprehensive income (loss) attributable to AIG	$2,311	$1,928	$(145)	$(1,783)	$2,311
Six Months Ended June 30, 2018
Net income (loss)	$1,875	$1,153	$1,743	$(2,891)	$1,880
Other comprehensive income (loss)	(4,659)	3,440	14,004	(17,444)	(4,659)
Comprehensive income (loss)	(2,784)	4,593	15,747	(20,335)	(2,779)
Total comprehensive income attributable to
noncontrolling interests	-	-	5	-	5
Comprehensive income (loss) attributable to AIG	$(2,784)	$4,593	$15,742	$(20,335)	$(2,784)
Six Months Ended June 30, 2017
Net income (loss)	$2,315	$1,397	$2,772	$(4,155)	$2,329
Other comprehensive income (loss)	1,732	5,782	49,489	(55,271)	1,732
Comprehensive income (loss)	4,047	7,179	52,261	(59,426)	4,061
Total comprehensive income attributable to
noncontrolling interests	-	-	14	-	14
Comprehensive income (loss) attributable to AIG	$4,047	$7,179	$52,247	$(59,426)	$4,047

68          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  15. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Cash Flows

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
Six Months Ended June 30, 2018
Net cash (used in) provided by operating activities	$1,312	$1,211	$(849)	$(2,014)	$(340)
Cash flows from investing activities:
Sales of investments	3,800	-	29,992	(2,628)	31,164
Sales of divested businesses, net	-	-	10	-	10
Purchase of investments	(1,327)	-	(29,805)	2,628	(28,504)
Loans to subsidiaries - net	422	-	(25)	(397)	-
Contributions from (to) subsidiaries - net	57	-	-	(57)	-
Net change in short-term investments	(4,017)	-	177	-	(3,840)
Other, net	(51)	-	(249)	-	(300)
Net cash (used in) provided by investing activities	(1,116)	-	100	(454)	(1,470)
Cash flows from financing activities:
Issuance of long-term debt	2,472	-	1,032	-	3,504
Repayments of long-term debt	(1,313)	-	(646)	-	(1,959)
Purchase of common stock	(646)	-	-	-	(646)
Intercompany loans - net	25	-	(422)	397	-
Cash dividends paid	(575)	(1,228)	(786)	2,014	(575)
Other, net	(162)	-	1,204	57	1,099
Net cash (used in) provided by financing activities	(199)	(1,228)	382	2,468	1,423
Effect of exchange rate changes on cash and
restricted cash	-	-	30	-	30
Change in cash and restricted cash	(3)	(17)	(337)	-	(357)
Cash and restricted cash at beginning of year	8	20	2,709	-	2,737
Cash and restricted cash at end of period	$5	$3	$2,372	$-	$2,380

Six Months Ended June 30, 2017
Net cash (used in) provided by operating activities	$665	$629	$(8,973)	$(1,357)	$(9,036)
Cash flows from investing activities:
Sales of investments	5,030	-	44,776	(3,398)	46,408
Sales of divested businesses, net	-	-	538	-	538
Purchase of investments	(1,158)	-	(34,591)	3,398	(32,351)
Loans to subsidiaries - net	350	-	73	(423)	-
Contributions from (to) subsidiaries - net	931	-	-	(931)	-
Net change in short-term investments	405	-	642	-	1,047
Other, net	(46)	-	(871)	-	(917)
Net cash (used in) provided by investing activities	5,512	-	10,567	(1,354)	14,725
Cash flows from financing activities:
Issuance of long-term debt	1,108	-	1,113	-	2,221
Repayments of long-term debt	(606)	-	(1,000)	-	(1,606)
Purchase of common stock	(6,000)	-	-	-	(6,000)
Intercompany loans - net	(73)	-	(350)	423	-
Cash dividends paid	(597)	(652)	(705)	1,357	(597)
Other, net	(3)	-	27	931	955
Net cash (used in) provided by financing activities	(6,171)	(652)	(915)	2,711	(5,027)
Effect of exchange rate changes on cash and
restricted cash	-	-	(25)	-	(25)
Change in cash and restricted cash	6	(23)	654	-	637
Cash and restricted cash at beginning of year	3	34	2,070	-	2,107
Change in cash of businesses held for sale	-	-	66	-	66
Cash and restricted cash at end of period	$9	$11	$2,790	$-	$2,810

AIG | Second Quarter 2018 Form 10-Q          69

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  15. Information Provided in Connection with Outstanding Debt

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International			Reclassifications
	Group, Inc.		Other	and	Consolidated
(in millions)	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
June 30, 2018
Cash	$3	$3	$2,129	$-	$2,135
Restricted cash included in Short-term investments	1	-	17	-	18
Restricted cash included in Other assets	1	-	226	-	227
Total cash and restricted cash shown in the Condensed
Consolidating Statements of Cash Flows	$5	$3	$2,372	$-	$2,380

Cash (paid) received during the 2018 period for:
Interest:
Third party	$(478)	$(23)	$(163)	$-	$(664)
Intercompany	(1)	(1)	2	-	-
Taxes:
Income tax authorities	$(17)	$-	$(23)	$-	$(40)
Intercompany	846	-	(846)	-	-

June 30, 2017
Cash	$5	$11	$2,501	$-	$2,517
Restricted cash included in Short-term investments	3	-	56	-	59
Restricted cash included in Other assets	1	-	233	-	234
Total cash and restricted cash shown in the Condensed
Consolidating Statements of Cash Flows	$9	$11	$2,790	$-	$2,810

Cash (paid) received during the 2017 period for:
Interest:
Third party	$(513)	$-	$(169)	$-	$(682)
Intercompany	-	-	-	-	-
Taxes:
Income tax authorities	$(280)	$-	$(122)	$-	$(402)
Intercompany	1,495	-	(1,495)	-	-

American International Group, Inc. (As Guarantor) Supplementary Disclosure of Non-Cash Activities:

Six Months Ended June 30,
(in millions)	2018	2017
Intercompany non-cash financing and investing activities:
Capital contributions	$2,339	$198
Dividends received in the form of securities	60	735
Return of capital	2,706	26

70          AIG | Second Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Subsequent Events

16. Subsequent Events

ACQUISITION OF BUSINESS

On July 18, 2018, we completed our acquisition of Validus Holdings, Ltd. (Validus), a leading provider of reinsurance, primary insurance, and asset management services, for approximately $5.5 billion in cash. We are completing our valuation of the assets acquired and liabilities assumed as well as the related goodwill and other intangible assets. The results of Validus following the date of the acquisition will be included in our General Insurance segment starting in the third quarter of 2018.

SALE OF NON-CONTROLLING INTEREST IN DSA RE

DSA Re was formed during the first quarter of 2018 in connection with a series of affiliated reinsurance transactions related to our Legacy Portfolio. Those reinsurance transactions were designed to consolidate most of our Legacy Insurance Run-Off Lines into a single legal entity. As of June 30, 2018, the affiliated transactions included the cession of approximately $31 billion of reserves from our Legacy Life and Retirement Run-Off Lines and approximately $5 billion of reserves from our Legacy General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries.

On July 31, 2018, we entered into a membership interest purchase agreement with Fortitude Group Holdings, LLC (Fortitude), a wholly-owned subsidiary of AIG, and TC Group Cayman Investment Holdings, L.P. (TCG), an affiliate of The Carlyle Group L.P.  We formed Fortitude to act as a holding company for DSA Re. Subject to the satisfaction or waiver of certain conditions in the purchase agreement, TCG will purchase a 19.9 percent ownership interest in Fortitude. Following the closing of the transaction, Fortitude will own 100 percent of the outstanding common shares of DSA Re and AIG will have an 80.1 percent ownership interest in Fortitude.

Dividends Declared

On August 2, 2018, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 28, 2018 to shareholders of record on September 17, 2018.

AIG | Second Quarter 2018 Form 10-Q          71

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

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other publicly available documents may include, and officers and representatives of AIG may from time to time make and discuss, projections, goals, assumptions and statements that may constitute “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only a belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “focused on achieving,” “view,” “target,” "goal" or “estimate.” These projections, goals, assumptions and statements may relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, anticipated sales, monetization and/or acquisitions of businesses or assets or successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results.

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

•     our ability to successfully dispose of, monetize and/or acquire businesses or assets or successfully integrate acquired businesses;

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

•     actions by credit rating agencies;

•     the requirements, which may change from time to time, of the global regulatory framework to which we are subject, including as a global systemically important insurer (G-SII);

•     significant legal, regulatory or governmental proceedings;

•     changes in judgments concerning the recognition of deferred tax assets; and

•     such other factors discussed in:

–   Part I, Item 2. MD&A and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q;

–   Part I, Item 2. MD&A of the Quarterly Report on Form 10-Q

for the quarterly period ended March 31, 2018; and

–   Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2017 Annual Report.

We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

72          AIG | Second Quarter 2018 Form 10-Q

AIG | Second Quarter 2018 Form 10-Q          73

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

74          AIG | Second Quarter 2018 Form 10-Q

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

Results from discontinued operations are excluded from all of these measures.

AIG | Second Quarter 2018 Form 10-Q          75

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

76          AIG | Second Quarter 2018 Form 10-Q

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

On July 18, 2018, we completed our acquisition of Validus Holdings, Ltd. (Validus), a leading provider of reinsurance, primary insurance, and asset management services, for approximately $5.5 billion in cash. This transaction strengthens our global General Insurance business by expanding our current product portfolio through additional distribution channels and advancing the tools available to enhance underwriting.  The results of Validus following the date of the acquisition will be included in our General Insurance segment starting in the third quarter of 2018.  North America will include the results of Validus Reinsurance, Ltd., AlphaCat Reinsurance Ltd., Western World Insurance Group, Inc. and Crop Risk Services, Inc. International will include the results of Talbot Holdings Ltd.

In February 2018, we closed a series of affiliated reinsurance transactions impacting the Legacy Portfolio. These transactions were designed to consolidate most of our Legacy Insurance Run-Off Lines into a single legal entity, DSA Reinsurance Company, Ltd. (DSA Re), a Bermuda domiciled composite reinsurer, 100 percent owned by AIG. The transactions include the cession of approximately $31 billion of reserves from our Legacy Life and Retirement Run-Off Lines and approximately $5 billion of reserves from our Legacy General Insurance Run-Off Lines relating to business written by multiple AIG legal entities. This represented over 75 percent of the insurance reserves in the Legacy Portfolio as of December 31, 2017. DSA Re has approximately $42 billion of total assets, managed by AIG Investments, and is AIG’s main run-off reinsurer with its own dedicated management team.

On July 31, 2018, we entered into a membership interest purchase agreement with Fortitude Group Holdings, LLC (Fortitude), a wholly-owned subsidiary of AIG, and TC Group Cayman Investment Holdings, L.P. (TCG), an affiliate of The Carlyle Group L.P. We formed Fortitude to act as a holding company for DSA Re.  Subject to the satisfaction or waiver of certain conditions in the purchase agreement, TCG will purchase a 19.9 percent ownership interest in Fortitude. As of the closing of the transaction, Fortitude will own 100 percent of the outstanding common shares of DSA Re and AIG will have an 80.1 percent ownership interest in Fortitude.

See Business Segment Operations – Legacy Portfolio.

AIG | Second Quarter 2018 Form 10-Q          77

ITEM 2 |  Executive Summary

AIG’S OPERATING STRUCTURE

Our Core businesses include General Insurance, Life and Retirement and Other Operations. General Insurance consists of two operating segments – North America and International. Life and Retirement consists of four operating segments – Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. Blackboard U.S. Holdings, Inc. (Blackboard), AIG’s technology-driven subsidiary, is reported within Other Operations. We also report a Legacy Portfolio consisting of our run-off insurance lines and legacy investments that we consider non-core. Effective February 2018, our Bermuda domiciled composite reinsurer, DSA Re is included in our Legacy Portfolio.

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

Legacy Portfolio

Legacy Portfolio includes Legacy Life and Retirement Run-Off Lines, Legacy General Insurance Run-Off Lines, and Legacy Investments. Effective February 2018, DSA Re, a Bermudian composite reinsurer, is included in our Legacy Portfolio.

78          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Executive Summary

Financial Performance Summary

Net Income Attributable To AIG Three Months Ended June 30, (in millions)

Quarterly 2018 and 2017 Comparison

Decreased due to:

•     lower investment returns on alternative investments, primarily driven by less robust private equity and hedge fund performance compared to the same period in 2017, and a decline in income from securities for which the fair value option was elected as a result of credit spread widening and rising interest rates;

•     lower premiums due to the sale of Fuji Life in the second quarter of 2017; and

•     higher general and other operating expenses.

This decrease was partially offset by:

•     lower policyholder benefits and losses incurred driven by pre-tax favorable prior year loss reserve development in the three-month period ended June 30, 2018 compared to pre-tax unfavorable prior year loss reserve development in the three-month period ended June 30, 2017;

•     net realized capital gains in the three-month period ended June 30, 2018 compared to net realized capital losses in the three-month period ended June 30, 2017; and

•     gains on sale of divested businesses in the three-month period ended June 30, 2018 compared to losses on sale of divested businesses in the three-month period ended June 30, 2017.

For further discussion see Consolidated Results of Operations.

AIG | Second Quarter 2018 Form 10-Q          79

ITEM 2 |  Executive Summary

Net Income Attributable To AIG Six Months Ended June 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Decreased due to:

•     lower investment returns on alternative investments, primarily driven by less robust private equity and hedge fund performance compared to the same period in 2017, a decline in income from securities for which the fair value option was elected as a result of credit spread widening and rising interest rates, and lower invested assets resulting from the funding of the adverse development reinsurance agreement with NICO late in the first quarter of 2017; and

•     lower premiums due to the sale of Fuji Life in the second quarter of 2017.

This decrease was partially offset by:

•     lower policyholder benefits and losses incurred driven by pre-tax favorable prior-year loss reserve development in the six-month period ended June 30, 2018 compared to pre-tax unfavorable prior year loss reserve development in the six-month period ended June 30, 2017 mainly resulting from the reduction in the Ogden discount rate during the first quarter of 2017;

•     net realized capital gains in the six-month period ended June 30, 2018 compared to net realized capital losses in the three-month period ended June 30, 2017; and

•     gains on sale of divested businesses in the six-month period ended June 30, 2018 compared to losses on sale of divested businesses in the six-month period ended June 30, 2017.

For further discussion see Consolidated Results of Operations.

Adjusted Pre-Tax Income* Three Months Ended June 30, (in millions)

Quarterly 2018 and 2017 Comparison

Decreased due to:

•     lower investment returns on alternative investments, primarily driven by less robust private equity and hedge fund performance compared to the same period in 2017, and a decline in income from securities for which the fair value option was elected as a result of credit spread widening and rising interest rates;

•     higher losses and loss adjustment expenses incurred from General Insurance operations, reflecting higher accident year losses, partially offset by pre-tax favorable prior year loss reserve development in the three-month period ended June 30, 2018 compared to pre-tax unfavorable prior year loss reserve development in the three-month period ended June 30, 2017; and

•     lower premiums due to the sale of Fuji Life in the second quarter of 2017.

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

80          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Executive Summary

Adjusted Pre-Tax Income* Six Months Ended June 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Decreased due to:

•     lower investment returns on alternative investments, primarily driven by less robust private equity and hedge fund performance compared to the same period in 2017, a decline in income from securities for which the fair value option was elected as a result of credit spread widening and rising interest rates, and lower invested assets resulting from the funding of the adverse development reinsurance agreement with NICO late in the first quarter of 2017; and

•     higher losses and loss adjustment expenses incurred from General Insurance operations, reflecting higher catastrophe losses and higher accident year losses, partially offset by pre-tax favorable prior year loss reserve development in the six-month period ended June 30, 2018 compared to pre-tax unfavorable prior year loss reserve development in the six-month period ended June 30, 2017 mainly resulting from the reduction in the Ogden discount rate during the first quarter of 2017; and

•     lower premiums due to the sale of Fuji Life in the second quarter of 2017.

For further discussion see Consolidated Results of Operations.

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

General Operating and Other Expenses Three Months Ended June 30, (in millions)

Quarterly 2018 and 2017 Comparison

Increased due to higher restructuring and other costs, partially offset by the divestiture of Fuji Life.

In keeping with our broad and ongoing efforts to transform for long-term competitiveness, general operating and other expenses for the second quarters of 2018 and 2017 included approximately $200 million and $47 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges related to efficiency initiatives.

AIG | Second Quarter 2018 Form 10-Q          81

ITEM 2 |  Executive Summary

General Operating and Other Expenses Six Months Ended June 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Declined due to lower employee-related expenses and professional fee reductions related to our ongoing efficiency program, and the divestiture of Fuji Life.

In keeping with our broad and ongoing efforts to transform for long-term competitiveness, general operating and other expenses for the six-month periods ended June 30, 2018 and 2017 included approximately $224 million and $228 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges related to efficiency initiatives.

We continue to execute initiatives focused on organizational simplification, operational efficiency, and business rationalization.

Return on Equity

Adjusted Return on Equity*

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

82          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Executive Summary

Book Value Per Share	Book Value Per Share, excluding AOCI*

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in the first six months of 2018, characterized by factors such as historically low interest rates, uncertainties in the annuity marketplace resulting from legislative and regulatory initiatives aimed at re-evaluating the standard of care for sales of investment products and services, historically high levels of catastrophic events, slowing growth in China and Euro-Zone economies, and the UK’s pending withdrawal from its membership in the European Union (the EU) (commonly referred to as Brexit). Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

Impact of Changes in the Interest Rate Environment

Interest rates continued to increase in the first six months of 2018 but remained low relative to historical levels. A sustained low interest rate environment negatively affects sales of interest rate sensitive products in our industry and may negatively impact the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

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

AIG | Second Quarter 2018 Form 10-Q          83

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

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 70 percent were crediting at the contractual minimum guaranteed interest rate at June 30, 2018. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 70 percent and 69 percent at June 30, 2018 and December 31, 2017, respectively. These businesses continue to focus on pricing discipline and strategies to reduce the minimum guaranteed interest crediting rates offered on new sales. In the core universal life business in our Life Insurance business, 71 percent of the account values were crediting at the contractual minimum guaranteed interest rate at June 30, 2018.

84          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Executive Summary

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
June 30, 2018		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
1%	$3,875	$4,885	$12,559	$21,319
> 1% - 2%	6,824	86	3,580	10,490
> 2% - 3%	13,153	298	99	13,550
> 3% - 4%	9,886	43	8	9,937
> 4% - 5%	622	-	4	626
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$34,394	$5,312	$16,255	$55,961
Group Retirement*
1%	$1,470	$3,296	$2,160	$6,926
> 1% - 2%	6,206	607	137	6,950
> 2% - 3%	15,375	-	-	15,375
> 3% - 4%	865	-	-	865
> 4% - 5%	7,115	-	-	7,115
> 5% - 5.5%	179	-	-	179
Total Group Retirement	$31,210	$3,903	$2,297	$37,410
Universal life insurance
1%	$-	$-	$10	$10
> 1% - 2%	120	95	224	439
> 2% - 3%	607	471	996	2,074
> 3% - 4%	1,673	218	141	2,032
> 4% - 5%	3,182	220	-	3,402
> 5% - 5.5%	304	-	-	304
Total universal life insurance	$5,886	$1,004	$1,371	$8,261
Total	$71,490	$10,219	$19,923	$101,632
Percentage of total	70%	10%	20%	100%

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

AIG | Second Quarter 2018 Form 10-Q          85

ITEM 2 |  Executive Summary

Standard of Care Developments

Our Individual Retirement and Group Retirement operating segments provide products and services that are subject to restrictions imposed by the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code, including the requirements set forth in the final fiduciary duty rule issued by the Department of Labor (the DOL) in April 2016 (the DOL Fiduciary Rule). On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit (the Fifth Circuit) ruled that the DOL exceeded its authority in promulgating the DOL Fiduciary Rule, specifically in its broadening the scope of “investment advice” fiduciary and in the terms of the best interest contract exemption.  Following the Fifth Circuit’s decision, the DOL announced on March 16, 2018, that it was suspending enforcement of the DOL Fiduciary Rule pending further review. The Fifth Circuit subsequently denied, on May 22, 2018, a motion to reconsider the panel’s decision and a further motion for rehearing by the full Fifth Circuit. If the Fifth Circuit’s final judgment is not further appealed, the ruling has the effect of invalidating the DOL Fiduciary Rule in its entirety.

In addition to recent developments surrounding the DOL Fiduciary Rule, the Securities and Exchange Commission (SEC), lawmakers and state insurance regulators are also engaged in re-evaluating what is an appropriate regulatory framework around a standard of care for the sale of investment products and services.  On April 18, 2018, the SEC proposed a package of rulemakings and interpretations designed to address the standard of care issues and the transparency of retail investors’ relationships with investment advisors and broker-dealers.  The comment period for these proposed rules expires on August 7, 2018.  We are evaluating the scope and potential impact of the SEC’s proposals and are closely following other similar federal and state-level regulatory developments. While we cannot predict the long-term impact of these developments on our Retirement businesses, we believe our diverse annuity product offerings position Individual Retirement and Group Retirement to compete effectively in this evolving marketplace.

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

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
Rate for 1 USD	2018	2017	Change	2018	2017	Change
Currency:
GBP	0.72	0.79	(9)%	0.73	0.80	(9)%
EUR	0.82	0.92	(11)%	0.82	0.93	(12)%
JPY	107.76	111.86	(4)%	109.19	113.27	(4)%

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

86          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations on a reported basis for the three- and six-month periods ended June 30, 2018 and 2017. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see the Critical Accounting Estimates section of this MD&A and  Part II, Item 7. MD&A — Critical Accounting Estimates in the 2017 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2018	2017	Change	2018	2017	Change
Revenues:
Premiums	$7,207	$7,614	(5)%	$14,482	$15,396	(6)%
Policy fees	763	725	5	1,527	1,449	5
Net investment income	3,065	3,613	(15)	6,326	7,299	(13)
Net realized capital gains (losses)	165	(69)	NM	146	(184)	NM
Other income	431	619	(30)	862	1,174	(27)
Total revenues	11,631	12,502	(7)	23,343	25,134	(7)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,505	6,284	(12)	11,172	12,331	(9)
Interest credited to policyholder account balances	935	906	3	1,851	1,816	2
Amortization of deferred policy acquisition costs	1,337	1,115	20	2,695	2,223	21
General operating and other expenses	2,323	2,182	6	4,594	4,625	(1)
Interest expense	299	292	2	576	590	(2)
(Gain) loss on extinguishment of debt	5	(4)	NM	9	(5)	NM
Net (gain) loss on sale of divested businesses	(25)	60	NM	(33)	160	NM
Total benefits, losses and expenses	10,379	10,835	(4)	20,864	21,740	(4)
Income from continuing operations before
income tax expense	1,252	1,667	(25)	2,479	3,394	(27)
Income tax expense	321	557	(42)	598	1,073	(44)
Income from continuing operations	931	1,110	(16)	1,881	2,321	(19)
Income (loss) from discontinued operations,
net of income tax expense	-	8	NM	(1)	8	NM
Net income	931	1,118	(17)	1,880	2,329	(19)
Less: Net income (loss) attributable to
noncontrolling interests	(6)	(12)	50	5	14	(64)
Net income attributable to AIG	$937	$1,130	(17)%	$1,875	$2,315	(19)%

	June 30,	December 31,
(in millions, except per share data)	2018	2017
Balance sheet data:
Total assets	$496,829	$498,301
Long-term debt	33,784	31,640
Total AIG shareholders’ equity	61,186	65,171
Book value per common share	68.65	72.49
Book value per common share, excluding AOCI	68.40	66.41
Adjusted book value per common share	57.34	54.74

AIG | Second Quarter 2018 Form 10-Q          87

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI and Book value per common share, excluding AOCI and DTA (Adjusted book value per common share), which are non-GAAP measures. For additional information see Use of Non‑GAAP Measures.

	June 30,	December 31,
(in millions, except per share data)	2018	2017
Total AIG shareholders' equity	$61,186	$65,171
Accumulated other comprehensive income	230	5,465
Total AIG shareholders' equity, excluding AOCI	60,956	59,706
Deferred tax assets	9,853	10,492
Adjusted shareholders' equity	$51,103	$49,214

Total common shares outstanding	891,214,033	899,044,657
Book value per common share	$68.65	$72.49
Book value per common share, excluding AOCI	68.40	66.41
Adjusted book value per common share	57.34	54.74

The following table presents a reconciliation of Return on equity to Adjusted Return on equity, which is a non-GAAP measure. For additional information see Use of Non‑GAAP Measures.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(dollars in millions)	2018	2017	2018	2017	2017
Actual or annualized net income (loss) attributable to AIG	$3,748	$4,520	$3,750	$4,630	$(6,084)
Actual or annualized adjusted after-tax income attributable to AIG	3,844	5,796	3,848	5,632	2,231

Average AIG Shareholders' equity	$61,989	$73,901	$63,050	$74,700	$72,348
Average AOCI	1,225	4,372	2,639	3,991	4,675
Average AIG Shareholders' equity, excluding average AOCI	60,764	69,529	60,411	70,709	67,673
Average DTA	10,034	14,436	10,186	14,547	13,806
Average adjusted AIG Shareholders' equity	$50,730	$55,093	$50,225	$56,162	$53,867
ROE	6.0%	6.1%	5.9%	6.2%	(8.4)%
Adjusted Return on Equity	7.6%	10.5%	7.7%	10.0%	4.1%

88          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to adjusted pre-tax income/adjusted after-tax income attributable to AIG:

Three Months Ended June 30,	2018			2017
		Total Tax			Total Tax
		(Benefit)	After		(Benefit)	After
(in millions, except per share data)	Pre-tax	Charge	Tax	Pre-tax	Charge	Tax
Pre-tax income/net income (loss), including
noncontrolling interests	$1,252	$321	$933	$1,667	$557	$1,118
Noncontrolling interest			4			12
Pre-tax income/net income (loss) attributable
to AIG	$1,252	$321	$937	$1,667	$557	$1,130
Changes in uncertain tax positions and other tax adjustments		(3)	3		(66)	66
Deferred income tax valuation allowance charges		(7)	7		8	(8)
Changes in fair value of securities used to hedge
guaranteed living benefits	36	8	28	(80)	(28)	(52)
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	(1)	-	(1)	(58)	(20)	(38)
Unfavorable (favorable) prior year development and
related amortization changes ceded
under retroactive reinsurance agreements	(32)	(7)	(25)	251	89	162
(Gain) loss on extinguishment of debt	5	1	4	(4)	(2)	(2)
Net realized capital (gains) losses*	(155)	(29)	(126)	69	38	31
Noncontrolling interest on
net realized capital (gains) losses			(2)			-
Income from discontinued operations			-			(8)
(Income) loss from divested businesses	(25)	(5)	(20)	60	40	20
Non-operating litigation reserves and settlements	12	2	10	(80)	(28)	(52)
Net loss reserve discount (benefit) charge	(14)	(3)	(11)	260	90	170
Pension expense related to a one-time lump sum
payment to former employees	-	-	-	1	1	-
Restructuring and other costs	200	43	157	47	17	30
Adjusted pre-tax income/Adjusted after-tax
income	$1,278	$321	$961	$2,133	$696	$1,449

Weighted average diluted shares outstanding			916.6			948.2
Income (loss) per common share attributable
to AIG (diluted)			$1.02			$1.19
Adjusted after-tax income (loss) per
common share attributable to AIG (diluted)			$1.05			$1.53

AIG | Second Quarter 2018 Form 10-Q          89

ITEM 2 | Consolidated Results of Operations

Six Months Ended June 30,	2018			2017
		Total Tax			Total Tax
		(Benefit)	After		(Benefit)	After
(in millions, except per share data)	Pre-tax	Charge	Tax	Pre-tax	Charge	Tax
Pre-tax income/net income (loss), including
noncontrolling interests	$2,479	$598	$1,881	$3,394	$1,073	$2,324
Noncontrolling interest			(6)			(9)
Pre-tax income/net income (loss) attributable
to AIG	$2,479	$598	$1,875	$3,394	$1,073	$2,315
Changes in uncertain tax positions and other tax adjustments		1	(1)		(16)	16
Deferred income tax valuation allowance charges		(37)	37		21	(21)
Changes in fair value of securities used to hedge
guaranteed living benefits	113	24	89	(91)	(32)	(59)
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	30	6	24	(111)	(39)	(72)
Unfavorable (favorable) prior year development and
related amortization changes ceded
under retroactive reinsurance agreements	2	-	2	265	93	172
(Gain) loss on extinguishment of debt	9	2	7	(5)	(2)	(3)
Net realized capital (gains) losses*	(136)	(30)	(106)	184	85	99
Noncontrolling interest on
net realized capital (gains) losses			(1)			5
(Income) loss from discontinued operations			1			(8)
(Income) loss from divested businesses	(33)	(7)	(26)	160	34	126
Non-operating litigation reserves and settlements	25	5	20	(86)	(30)	(56)
Net loss reserve discount (benefit) charge	(219)	(46)	(173)	235	81	154
Pension expense related to a one-time lump sum
payment to former employees	-	-	-	1	1	-
Restructuring and other costs	224	48	176	228	80	148
Adjusted pre-tax income/Adjusted after-tax
income	$2,494	$564	$1,924	$4,174	$1,349	$2,816

Weighted average diluted shares outstanding			920.9			976.6
Income (loss) per common share attributable
to AIG (diluted)			$2.04			$2.37
Adjusted after-tax income (loss) per
common share attributable to AIG (diluted)			$2.09			$2.88

*   Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

90          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 | Consolidated Results of Operations

QUARTERLY pre-tax income Comparison for 2018 and 2017

Pre-tax income decreased in the three-month period ended June 30, 2018 compared to the same period in 2017 primarily due to:

•     lower investment returns on alternative investments, primarily driven by less robust private equity and hedge fund performance compared to the same period in 2017, and a decline in income from securities for which the fair value option was elected as a result of credit spread widening and rising interest rates;

•     lower premiums due to the sale of Fuji Life in the second quarter of 2017; and

•     higher general operating and other expenses.

Partially offset by:

•     lower policyholder benefits and losses incurred driven by pre-tax favorable prior year loss reserve development in the three-month period ending June 30, 2018 compared to pre-tax unfavorable prior year loss reserve development in the three-month period ended June 30, 2017;

•     net realized capital gains due to:

–   Life and Retirement guaranteed living benefits, net of hedges, which reflected net realized capital gains in the three-month period ended June 30, 2018 compared to net realized capital losses in the three-month period ended June 30, 2017, primarily due to changes in movement in the non-performance or “own credit” risk adjustment (NPA), which are not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results);

–   a gain on the sale of our investment in Castle Holdings’ aircraft assets in the three-month period ended June 30, 2018; and

•     gains on sale of divested businesses in the three-month period ended June 30, 2018 compared to losses on sale of divested businesses in the three-month period ended June 30, 2017. The three-month period ended June 30, 2017 included losses on the agreements to sell Fuji Life to FWD Group and certain insurance operations and assets to Fairfax.

yEAR-TO-DATE pre-tax income Comparison for 2018 and 2017

Pre-tax income decreased in the six-month period ended June 30, 2018 compared to the same period in 2017 primarily due to:

•     lower investment returns on alternative investments, primarily driven by less robust private equity and hedge fund performance compared to the same period in 2017, a decline in income from securities for which the fair value option was elected as a result of credit spread widening and rising interest rates, and lower invested assets resulting from the funding of the adverse development reinsurance agreement with NICO late in the first quarter of 2017; and

•     lower premiums due to the sale of Fuji Life in the second quarter of 2017.

Partially offset by:

•     lower policyholder benefits and losses incurred driven by pre-tax favorable prior year loss reserve development in the six-month period ended June 30, 2018 compared to pre-tax unfavorable prior year loss reserve development in the six-month period ended June 30, 2017 mainly resulting from the reduction in the Ogden discount rate during the first quarter of 2017;

•       net realized capital gains due to:

–   Life and Retirement guaranteed living benefits, net of hedges, which reflected net realized capital gains in the six-month period ended June 30, 2018 compared to net realized capital losses in the six-month period ended June 30, 2017, primarily due to changes in movement in the NPA, which are not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results);

–   a gain on the sale of our investment in Castle Holdings’ aircraft assets in the six-month period ended June 30, 2018; and

•     gains on sale of divested businesses in the six-month period ended June 30, 2018 compared to losses on sale of divested businesses in the six-month period ended June 30, 2017. The six-month period ended June 30, 2017 included losses on the agreements to sell Fuji Life to FWD Group and certain insurance operations and assets to Fairfax.

AIG | Second Quarter 2018 Form 10-Q          91

ITEM 2 | Consolidated Results of Operations

U.S. Tax Reform Overview

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the Tax Act).  The Tax Act reduced the statutory rate of U.S. federal corporate income tax to 21 percent and enacted numerous other changes impacting AIG and the insurance industry.  At December 31, 2017, we originally recorded a provisional estimate of income tax effects of the Tax Act of $6.7 billion, including a tax charge of $6.7 billion attributable to the reduction in the U.S. corporate income tax rate and tax benefit of $38 million related to the deemed repatriation tax. During the six-month period ended June 30, 2018, we have not recorded any material adjustments to these provisional amounts. We continue to refine our analysis and calculations, which could impact the provisional estimates previously recorded. Accordingly, as of June 30, 2018, we have not fully completed our accounting for the tax effects of the Tax Act.

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

The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. There are substantial uncertainties in the interpretation of BEAT and GILTI and formal guidance from the U.S. tax authority is still pending. Depending on the content of such guidance, changes to the interpretations and assumptions made by us, and/or actions we may take, it is possible that the impact from BEAT or GILTI could change amounts recorded, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

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

Repatriation Assumptions

As a result of the Tax Act, the majority of accumulated foreign earnings that were previously untaxed are subject to a one-time deemed repatriation tax. Going forward, foreign earnings not taxed as part of the one-time deemed repatriation (or otherwise taxed currently under the GILTI or subpart F regimes) will generally be exempt from U.S. tax upon repatriation. Notwithstanding the changes, U.S. tax on foreign exchange gain or loss and certain non-U.S. withholding taxes will continue to be applicable upon future repatriations of foreign earnings.  For the six-month period ended June 30, 2018, we still consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested.  These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

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

92          AIG | Second Quarter 2018 Form 10-Q

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

Income Tax expense analysis

For the three-month period ended June 30, 2018, the effective tax rate on income from continuing operations was 25.6 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, additional U.S. taxes imposed on income of our foreign subsidiaries under international provisions of the Tax Act, valuation allowance activity related to certain foreign subsidiaries and state jurisdictions and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities.

For the six-month period ended June 30, 2018, the effective tax rate on income from continuing operations was 24.1 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, additional U.S. taxes imposed on income of our foreign subsidiaries under international provisions of the Tax Act,  valuation allowance activity related to certain foreign subsidiaries and state jurisdictions and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and excess tax deductions related to share based compensation payments recorded through the income statement.

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

For the six-month period ended June 30, 2017, the effective tax rate on income from continuing operations was 31.6 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 35 percent primarily due to tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and excess tax deductions related to share based compensation payments recorded through the income statement, partially offset by tax charges related to increases in uncertain tax positions associated with the impact of settlement discussions with the IRS related to certain open tax issues.

AIG | Second Quarter 2018 Form 10-Q          93

ITEM 2 | Consolidated Results of Operations

Business Segment Operations

Our business operations consist of General Insurance, Life and Retirement, Other Operations, and a Legacy Portfolio.

General Insurance consists of two operating segments: North America and International. Life and Retirement consists of four operating segments: Group Retirement, Individual Retirement, Life Insurance and Institutional Markets. Other Operations consists of businesses and items not allocated to our other businesses, which are primarily AIG Parent, Blackboard and Fuji Life, which was sold on April 30, 2017.  Our Legacy Portfolio consists of our Legacy Life and Retirement Run-Off Lines, Legacy General Insurance Run-Off Lines, and Legacy Investments. Effective February 2018, DSA Re is included in our Legacy Portfolio.

The following table summarizes Adjusted pre-tax income (loss) from our business segment operations. See also Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Core business:
General Insurance
North America	$407	$721	$727	$1,549
International	161	325	351	558
General Insurance	568	1,046	1,078	2,107
Life and Retirement
Individual Retirement	462	558	961	1,097
Group Retirement	250	266	532	509
Life Insurance	175	106	227	160
Institutional Markets	75	63	134	125
Life and Retirement	962	993	1,854	1,891
Other Operations	(374)	(365)	(716)	(673)
Consolidations, eliminations and other adjustments	(12)	28	(1)	76
Total Core	1,144	1,702	2,215	3,401
Legacy Portfolio	134	431	279	773
Adjusted pre-tax income (loss)	$1,278	$2,133	$2,494	$4,174

94          AIG | Second Quarter 2018 Form 10-Q

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

AIG | Second Quarter 2018 Form 10-Q          95

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

General Insurance – International

We believe our global presence provides Commercial Lines and Personal Insurance a distinct competitive advantage, as the demand for multinational cross-border coverage and services increases due to the growing number of international customers, while giving us the ability to respond quickly to local market conditions and build client relationships.

The Commercial Lines market continues to be highly competitive, with increased pressure on rates, particularly in Europe and the Asia Pacific region, due to increased market capacity and ample availability of capital. Despite this, we are continuing to grow our most profitable segments across all regions and are maintaining market leadership in key developed and developing markets. We are maintaining our underwriting discipline and continuing our risk selection strategy to improve profitability.

Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality, portfolio diversity, and low volatility of the short-tailed risk in these business lines.  We expect our newly formed entity in Japan – AIG Sonpo – to provide the necessary scale and platform to compete more efficiently in the Japanese market.  Outside of Japan, Personal Insurance continues to invest selectively in international markets, which we believe have higher potential for sustainable profitability and lower volatility across the entire portfolio.

96          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

General INSURANCE RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Underwriting results:
Net premiums written	$6,977	$6,672	5%	$13,148	$12,969	1%
(Increase) decrease in unearned premiums(a)	(407)	(148)	(175)	105	44	139
Net premiums earned	6,570	6,524	1	13,253	13,013	2
Losses and loss adjustment expenses incurred(b)	4,317	4,175	3	8,805	8,412	5
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,092	960	14	2,158	1,869	15
Other acquisition expenses	297	350	(15)	682	738	(8)
Total acquisition expenses	1,389	1,310	6	2,840	2,607	9
General operating expenses	953	890	7	1,948	1,833	6
Underwriting income (loss)(a)	(89)	149	NM	(340)	161	NM
Net investment income	657	897	(27)	1,418	1,946	(27)
Adjusted pre-tax income	$568	$1,046	(46)%	$1,078	$2,107	(49)%
Loss ratio(b)	65.7	64.0	1.7	66.4	64.6	1.8
Acquisition ratio	21.1	20.1	1.0	21.4	20.0	1.4
General operating expense ratio	14.5	13.6	0.9	14.7	14.1	0.6
Expense ratio	35.6	33.7	1.9	36.1	34.1	2.0
Combined ratio(b)	101.3	97.7	3.6	102.5	98.7	3.8
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.3)	(2.8)	0.5	(3.9)	(3.1)	(0.8)
Prior year development, net of (additional) return premium on loss sensitive business	0.8	(1.1)	1.9	1.2	(0.8)	2.0
Adjustment for ceded premiums under reinsurance contracts related to prior accident years and other	1.2	(0.4)	1.6	0.5	(0.3)	0.8
Accident year loss ratio, as adjusted	65.4	59.7	5.7	64.2	60.4	3.8
Accident year combined ratio, as adjusted	101.0	93.4	7.6	100.3	94.5	5.8

(a) In the three- and six-month periods ended June 30, 2018, the Underwriting loss included an additional $115 million of net premiums earned for multi-year policies related to earlier accident years.

(b) Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

	Three Months Ended June 30,		Percentage Change in		Six Months Ended June 30,		Percentage Change in
(in millions)	2018	2017	U.S. dollars	Original Currency	2018	2017	U.S. dollars	Original Currency
North America	$3,236	$3,125	4%	5%	$5,275	$5,448	(3)%	(2)%
International(a)	3,741	3,547	5	-	7,873	7,521	5	(2)
Total net premiums written	$6,977	$6,672	5%	2%	$13,148	$12,969	1%	(2)%

(a)  As result of the merger of AIUI Japan and Fuji Fire and Marine Insurance Company (Fuji), Fuji’s fiscal reporting period was conformed to that of AIU Japan (Japan Merger Impact).  Therefore, the six-month period ended June 30, 2018 includes approximately $300 million for two additional months of Net premiums written.

AIG | Second Quarter 2018 Form 10-Q          97

ITEM 2 | Business Segment Operations  | General Insurance

The following tables present General Insurance accident year catastrophes and severe losses by geography(a) and number of events:

Catastrophes(b)

	# of	North
(in millions)	Events	America	International	Total
Three Months Ended June 30, 2018
Windstorms and hailstorms	4	$99	$16	$115
Wildfire	1	10	-	10
Earthquakes	1	(12)	27	15
Volcanic eruptions	1	10	-	10
Total catastrophe-related charges	7	$107	$43	$150
Three Months Ended June 30, 2017
Windstorms and hailstorms	4	$176	$4	$180
Total catastrophe-related charges	4	$176	$4	$180
Six Months Ended June 30, 2018
Windstorms and hailstorms	8	$372	$36	$408
Wildfire	1	11	-	11
Earthquakes	2	13	84	97
Volcanic eruptions	1	10	-	10
Total catastrophe-related charges	12	$406	$120	$526
Six Months Ended June 30, 2017
Windstorms and hailstorms	10	$338	$4	$342
Tropical cyclone	1	-	66	66
Total catastrophe-related charges	11	$338	$70	$408

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

Severe Losses(c)

	# of	North
(in millions)	Events	America	International	Total
Three Months Ended June 30,
2018	15	$160	$133	$293
2017	5	$61	$64	$125
Six Months Ended June 30,
2018	25	$196	$232	$428
2017	9	$105	$77	$182

(c)  Severe losses are defined as non-catastrophe individual first party losses, surety losses and trade credit losses greater than $10 million, net of related reinsurance and salvage and subrogation.

98          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

North america Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Underwriting results:
Net premiums written	$3,236	$3,125	4%	$5,275	$5,448	(3)%
(Increase) decrease in unearned premiums(a)	(344)	(233)	(48)	309	393	(21)
Net premiums earned	2,892	2,892	-	5,584	5,841	(4)
Losses and loss adjustment expenses incurred(b)	2,115	2,166	(2)	4,268	4,329	(1)
Acquisition expenses:
Amortization of deferred policy acquisition costs	430	340	26	788	663	19
Other acquisition expenses	102	113	(10)	256	275	(7)
Total acquisition expenses	532	453	17	1,044	938	11
General operating expenses	372	331	12	727	695	5
Underwriting loss(a)	(127)	(58)	(119)	(455)	(121)	(276)
Net investment income	534	779	(31)	1,182	1,670	(29)
Adjusted pre-tax income	$407	$721	(44)%	$727	$1,549	(53)%
Loss ratio(b)	73.1	74.9	(1.8)	76.4	74.1	2.3
Acquisition ratio	18.4	15.7	2.7	18.7	16.1	2.6
General operating expense ratio	12.9	11.4	1.5	13.0	11.9	1.1
Expense ratio	31.3	27.1	4.2	31.7	28.0	3.7
Combined ratio(b)	104.4	102.0	2.4	108.1	102.1	6.0
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(3.7)	(6.1)	2.4	(7.2)	(5.8)	(1.4)
Prior year development, net of (additional) return premium on loss sensitive business	1.6	(0.7)	2.3	2.1	0.8	1.3
Adjustment for ceded premiums under reinsurance contracts related to prior accident years and other	3.0	(1.1)	4.1	1.5	(0.6)	2.1
Accident year loss ratio, as adjusted	74.0	67.0	7.0	72.8	68.5	4.3
Accident year combined ratio, as adjusted	105.3	94.1	11.2	104.5	96.5	8.0

(a)  In the three- and six-month periods ended June 30, 2018, the Underwriting loss included an additional $115 million of net premiums earned for multi-year policies related to earlier accident years.

(b)  Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

AIG | Second Quarter 2018 Form 10-Q          99

ITEM 2 | Business Segment Operations  | General Insurance

Business and Financial Highlights

The North America General Insurance business is focused on making progress towards improved underwriting results and efficiencies. This includes strengthening our talent base; ongoing investment in pricing and monitoring tools; continuous review of our risk appetite combined with enhanced focus on portfolio management and individual business strategy; and increased use of reinsurance.

Adjusted pre-tax income decreased in the three- and six-month periods ended June 30, 2018 compared to the same periods in the prior year, primarily due to lower net investment income reflecting lower investment returns on alternative investments, decline in income from securities for which the fair value option was elected and lower interest and dividends due to lower invested assets resulting from the first quarter 2017 funding of the adverse development reinsurance agreement with NICO.

In the three-month period ended June 30, 2018, compared to the same period in the prior year, the loss ratio decreased primarily due to lower catastrophe losses and favorable prior year loss reserve development partially offset by higher current accident year loss ratio, as adjusted. In the six-month period ended June 30, 2018, compared to the same period in the prior year, the loss ratio increased primarily due to the higher catastrophe losses and higher current accident year loss ratio, as adjusted.

The increase in the current accident year loss ratio, as adjusted, was mainly driven by higher severe losses, an increase in Excess casualty and Financial Lines loss estimates which occurred in the second half of 2017, and higher ceded earned premiums related to the 2018 North American catastrophe reinsurance program, which were partially offset by a favorable change in the portfolio mix.

Net premiums written increased in the three-month period ended June 30, 2018 compared to the same period in the prior year primarily due to lower ceded premiums driven by changes in the 2018 reinsurance programs and portfolio mix. Net premiums written decreased in the six-month period ended June 30, 2018 compared to the same period in the prior year mainly due to lower production primarily in Property and remediation in programs business partially offset by growth in the Travel business within Personal Insurance.

North America Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•     lower investment returns on alternative investments, primarily driven by less robust private equity and hedge fund performance compared to the same period in 2017, and a decline in income from securities for which the fair value option was elected, as a result of credit spread widening and rising interest rates;

•     higher current accident year loss ratio, as adjusted, due to higher severe losses, higher ceded premiums related to the 2018 North American catastrophe reinsurance program, and an increase in Excess casualty and Financial Lines loss estimates which occurred in the second half of 2017, partially offset by a favorable change in the portfolio mix;

•     higher acquisition expenses primarily driven by changes in Personal Insurance’s portfolio mix and higher insurance taxes, licenses and fees; and

•     higher general operating expenses primarily driven by targeted investment in strategic program initiatives.

This decrease was partially offset by lower catastrophe losses and favorable prior year loss reserve development.

100          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

North America Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•     lower investment returns on alternative investments, primarily driven by less robust private equity and hedge fund performance compared to the same period in 2017, and a decline in income from securities for which the fair value option was elected, as a result of credit spread widening and rising interest rates, as well as lower interest and dividends due to lower invested assets resulting from the first quarter 2017 funding of the adverse development reinsurance agreement with NICO;

•     higher current accident year loss ratio, as adjusted, due to higher severe losses, higher ceded premiums related to the 2018 North American catastrophe reinsurance program, and an increase in Excess casualty and Financial Lines loss estimates which occurred in the second half of 2017, partially offset by a favorable change in the portfolio mix;

•     higher acquisition expenses primarily driven by changes in Personal Insurance’s portfolio mix and higher insurance taxes, licenses and fees; and

•     higher catastrophe losses.

This decrease was partially offset by higher favorable prior year loss reserve development compared to unfavorable loss reserve development in the prior-year period.

North America Net Premiums Written Three Months Ended June 30, (in millions)

Quarterly 2018 and 2017 Comparison

Net premiums written increased primarily due to:

•     growth in the Travel business within Personal Insurance; and

•     lower ceded premiums due to changes in the 2018 reinsurance programs.

This increase was partially offset by lower production primarily in Property and remediation in programs business mainly due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline.

AIG | Second Quarter 2018 Form 10-Q          101

ITEM 2 | Business Segment Operations  | General Insurance

North America Net Premiums Written Six Months Ended June 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Net premiums written decreased primarily due to lower production primarily in Property, D&O products within Financial Lines and remediation in programs business mainly due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline.

This decrease was partially offset by growth in the Travel business within Personal Insurance.

North America Combined Ratios Three Months Ended June 30,

Quarterly 2018 and 2017 Comparison

The increase in the combined ratio reflected an increase in the expense ratio partially offset by a decrease in the loss ratio.

The increase in the expense ratio reflected:

•     a higher acquisition ratio driven primarily by changes in Personal Insurance’s portfolio mix and higher insurance taxes, licenses and fees; and

•     a higher general operating expense ratio primarily driven by targeted investment in strategic program initiatives.

The decrease in the loss ratio reflected lower catastrophe losses and favorable prior year loss reserve development.

This decrease was partially offset by higher current accident year loss ratio, as adjusted, due to:

•     higher severe losses;

•     higher ceded earned premiums related to the 2018 North American catastrophe reinsurance program; and

•     an increase in Excess casualty and Financial Lines loss estimates which occurred in the second half of 2017.

102          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

North America Combined Ratios Six Months Ended June 30,

Year-to-Date 2018 and 2017 Comparison

The increase in the combined ratio reflected an increase in both the loss ratio and the expense ratio.

The increase in the loss ratio was primarily due to higher catastrophe losses and higher current accident year loss ratio, as adjusted, partially offset by higher favorable prior year loss reserve development.

The increase in the current accident year loss ratio, as adjusted, was primarily due to:

•     higher severe losses;

•     higher ceded earned premiums related to the 2018 North American catastrophe reinsurance program; and

•     an increase in Excess casualty and Financial Lines loss estimates in the second half of 2017, which was partially offset by a favorable change in the portfolio mix.

The increase in the expense ratio reflected:

•     a higher acquisition ratio primarily due to changes in Personal Insurance’s portfolio mix and higher insurance taxes, licenses and fees; and

•     a higher general operating expense ratio primarily driven by targeted investment in strategic program initiatives.

AIG | Second Quarter 2018 Form 10-Q          103

ITEM 2 | Business Segment Operations  | General Insurance

International Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Underwriting results:
Net premiums written	$3,741	$3,547	5%	$7,873	$7,521	5%
(Increase) decrease in unearned premiums	(63)	85	NM	(204)	(349)	42
Net premiums earned	3,678	3,632	1	7,669	7,172	7
Losses and loss adjustment expenses incurred	2,202	2,009	10	4,537	4,083	11
Acquisition expenses:
Amortization of deferred policy acquisition costs	662	620	7	1,370	1,206	14
Other acquisition expenses	195	237	(18)	426	463	(8)
Total acquisition expenses	857	857	-	1,796	1,669	8
General operating expenses	581	559	4	1,221	1,138	7
Underwriting income(a)	38	207	(82)	115	282	(59)
Net investment income	123	118	4	236	276	(14)
Adjusted pre-tax income	$161	$325	(50)%	$351	$558	(37)%
Loss ratio	59.9	55.3	4.6	59.2	56.9	2.3
Acquisition ratio	23.3	23.6	(0.3)	23.4	23.3	0.1
General operating expense ratio	15.8	15.4	0.4	15.9	15.9	-
Expense ratio	39.1	39.0	0.1	39.3	39.2	0.1
Combined ratio	99.0	94.3	4.7	98.5	96.1	2.4
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(1.2)	(0.1)	(1.1)	(1.6)	(0.9)	(0.7)
Prior year development, net of (additional) return premium on loss sensitive business	0.2	(1.5)	1.7	0.5	(2.2)	2.7
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	-	-	NM	-	-	NM
Accident year loss ratio, as adjusted	58.9	53.7	5.2	58.1	53.8	4.3
Accident year combined ratio, as adjusted	98.0	92.7	5.3	97.4	93.0	4.4

(a)  As result of the Japan Merger Impact, the six-month period ended June 30, 2018 includes two additional months of operating earnings increasing Net premiums written, Net premiums earned, Losses and loss adjustment expenses incurred, and Adjusted pre-tax income by approximately $300 million, $300 million, $200 million and $15 million, respectively.

Business and Financial Highlights

The International General Insurance business is focused on delivering an underwriting profit and improved efficiency, further improving underwriting margins, and growing profitably in segments and geographies that support our growth strategy.  This includes the execution of efficiency gains and a return to a focus on new business sales in Japan, preparation for Brexit, and a strategic review of the use of reinsurance.

Adjusted pre-tax income decreased in the three- and six-month periods ended June 30, 2018 compared to the same periods in the prior year, primarily due to higher severe, attritional and catastrophe losses, partially offset by favorable prior year loss reserve development.

Net premiums written, excluding the impact of foreign exchange, increased in the three-month period ended June 30, 2018 primarily due to higher premiums in the Accident & Health business and the inclusion of the seasonally large Fuji annual policy renewal period, which in previous years was reported in the third quarter, partially offset by the sale of certain insurance operations and assets to Fairfax. Net premiums written, excluding the impact of foreign exchange, in the six-month period ended June 30, 2018 also reflected the Japan Merger Impact and higher ceded premiums related to the changes in 2018 reinsurance programs resulting in a decrease compared to the same period in the prior year.

104          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

International Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2018 and 2017 Comparison

Adjusted pre-tax income decreased due to higher severe, attritional and catastrophe losses. This decrease was partially offset by favorable prior year loss reserve development in the second quarter of 2018 compared to unfavorable development in the prior year period.

International Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Adjusted pre-tax income decreased due to:

•     higher current accident year loss ratio, as adjusted, driven primarily by higher severe and attritional losses, and higher ceded earned premiums related to the additional reinsurance protection against severe losses added for international locations on a global basis and the 2018 catastrophe reinsurance program;

•     lower investment returns on alternative investments, primarily driven by less robust private equity and hedge fund performance compared to the same period in 2017, and a decline in income from securities for which the fair value option was elected, as a result of credit spread widening and rising interest rates; and

•     higher catastrophe losses.

This decrease was partially offset by favorable prior year loss reserve development in the first half of 2018 compared to unfavorable development in the prior year mainly resulting from the reduction in the Ogden discount rate.

AIG | Second Quarter 2018 Form 10-Q          105

ITEM 2 | Business Segment Operations  | General Insurance

International Net Premiums Written Three Months Ended June 30, (in millions)

Quarterly 2018 and 2017 Comparison

Net premiums written, excluding the impact of foreign exchange, increased due to:

•     higher premiums driven by Accident & Health business;

•     growth in the Financial Lines business in Europe; and

•     higher premiums in Japan driven in part by the annual policy renewal period being reported in the second quarter of 2018 compared to the third quarter of the prior year as a result of conforming Fuji’s fiscal reporting period following its merger into AIG Sonpo.

These increases were partially offset by:

•     the sale of certain insurance operations and assets to Fairfax; and

•     lower new business production in Japan resulting from a focus on servicing existing renewals, remediation of certain distribution channels and reduction in the direct-to-policyholder business, for which new business was discontinued in 2016.

International Net Premiums Written Six Months Ended June 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Net premiums written, excluding the impact of foreign exchange, decreased due to:

•     the sale of certain insurance operations and assets to Fairfax;

•     higher ceded premiums due to changes in 2018 reinsurance programs;

•     lower new business production in Japan resulting from a focus on servicing existing renewals, remediation of certain distribution channels and reduction in the direct-to-policyholder business, for which new business was discontinued in 2016; and

•     lower production in Property and Casualty primarily driven by execution of our portfolio optimization strategy in Europe.

This decrease was partially offset by:

•     higher premiums driven by the Accident & Health business;

•     growth of the Financial Lines business in Europe; and

•     the Japan Merger Impact.

106          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

International Combined Ratios Three Months Ended June 30,

Quarterly 2018 and 2017 Comparison

The increase in combined ratio primarily reflected a higher loss ratio while the expense ratio remained relatively flat.

The increase in the loss ratio was primarily due to:

•     higher current accident year loss ratio, as adjusted, driven by higher severe and attritional losses; and

•     higher catastrophe losses.

This increase in the loss ratio was partially offset by favorable prior year loss reserve development in the second quarter of 2018 compared to unfavorable development in the prior year period.

International Combined Ratios Six Months Ended June 30,

Year-to-Date 2018 and 2017 Comparison

The increase in combined ratio primarily reflected a higher loss ratio while the expense ratio remained relatively flat.

The increase in the loss ratio was primarily due to:

•     higher current accident year loss ratio, as adjusted, driven by higher severe and attritional losses, and higher ceded earned premiums; and

•     higher catastrophe losses.

This increase in the loss ratio was partially offset by favorable prior year loss reserve development in the first half of 2018 compared to unfavorable development in the prior year period mainly resulting from the reduction in the Ogden discount rate.

AIG | Second Quarter 2018 Form 10-Q          107

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

108          AIG | Second Quarter 2018 Form 10-Q

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

AIG | Second Quarter 2018 Form 10-Q          109

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

•      increasingly complex new and proposed regulatory requirements, which have affected industry growth; and

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

110          AIG | Second Quarter 2018 Form 10-Q

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

life and retirement RESULTS

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2018	2017	Change	2018	2017	Change
Revenues:
Premiums	$490	$502	(2)%	$936	$1,338	(30)%
Policy fees	731	694	5	1,465	1,382	6
Net investment income	1,995	1,944	3	4,041	3,906	3
Other income	249	225	11	483	442	9
Total adjusted revenues	3,465	3,365	3	6,925	7,068	(2)
Benefits and expenses:
Policyholder benefits and losses incurred	770	767	-	1,600	1,877	(15)
Interest credited to policyholder account balances	869	851	2	1,723	1,697	2
Amortization of deferred policy acquisition costs	225	199	13	471	427	10
General operating and other expenses*	599	536	12	1,199	1,133	6
Interest expense	40	19	111	78	43	81
Total operating expenses	2,503	2,372	6	5,071	5,177	(2)
Adjusted pre-tax income	$962	$993	(3)%	$1,854	$1,891	(2)%

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

For additional information on our investment strategy, asset-liability management process and invested asset composition see Investments.

AIG | Second Quarter 2018 Form 10-Q          111

ITEM 2 |  Business Segment Operations | Life and Retirement

Individual Retirement Results

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2018	2017	Change		2018	2017	Change
Revenues:
Premiums	$16	$31	(48)%		$28	$59	(53)%
Policy fees	202	192	5		406	377	8
Net investment income	975	1,003	(3)		1,959	2,010	(3)
Advisory fee and other income	173	157	10		334	310	8
Benefits and expenses:
Policyholder benefits and losses incurred	85	36	136		132	73	81
Interest credited to policyholder account balances	415	412	1		827	827	-
Amortization of deferred policy acquisition costs	130	126	3		264	255	4
Non deferrable insurance commissions	80	73	10		161	145	11
Advisory fee expenses	67	60	12		121	118	3
General operating expenses	107	108	(1)		222	218	2
Interest expense	20	10	100		39	23	70
Adjusted pre-tax income	$462	$558	(17)%		$961	$1,097	(12)%
Fixed Annuities base net investment spread:
Base yield	4.72%	4.87%	(15)	bps	4.66%	4.89%	(23)	bps
Cost of funds	2.64	2.64	-		2.65	2.66	(1)
Fixed Annuities base net investment spread	2.08%	2.23%	(15)	bps	2.01%	2.23%	(22)	bps

Business and Financial Highlights

The market environment continues to reflect uncertainties in the annuity business resulting from a sustained low interest rate environment. While interest rates continue to increase, rates remain low relative to historical levels. Premiums and deposits improved in the three- and six-month periods ended June 30, 2018 compared to the same periods in the prior year. Premiums and deposits in the six-month period ended June 30, 2018 included deposits from the FHLB funding agreement. Net flows in the three- and six-month periods ended June 30, 2018 deteriorated compared to the same periods in the prior year and continued to be negative primarily due to higher surrenders and withdrawals, primarily in Retail Mutual Funds.

Adjusted pre-tax income decreased in the three- and six-month periods ended June 30, 2018 compared to the same periods in the prior year, reflecting higher policyholder benefits, and decreases in equity market performance, Fixed Annuity base net investment spread and gains on securities for which the fair value option was elected. Partially offsetting these decreases were higher policy fees and advisory fees, increased base portfolio income for Index Annuities and, in the six-month period ended June 30, 2018, the receipt of non-recurring payments on structured securities.

Fixed Annuities base net investment spread in the three- and six-month periods ended June 30, 2018, excluding accretion and other investment income, declined compared to the same periods in the prior year primarily due to lower reinvestment yields.

112          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•     higher policyholder benefits, which reflected unfavorable actuarial adjustments to Variable Annuities in the three-month period ended June 30, 2018 compared to favorable adjustments to immediate annuities in the prior year period;

•     a decline in net investment income, primarily due to lower gains on securities for which the fair value option was elected;

•     a decline in Fixed Annuity base net investment spread driven by lower reinvestment yields, partially offset by increases from accretion and other investment income. In addition, income from base portfolio reflected declines due to lower invested assets in Fixed Annuities; and

•     lower equity market performance in the three-month period ended June 30, 2018, which contributed to an increase in DAC amortization.

Partially offsetting these decreases were:

•     higher Index Annuity base portfolio income reflecting growth in assets; and

•     higher policy fees and advisory fees, net of expenses, primarily driven by asset growth in Index and Variable Annuities.

Individual Retirement Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•     higher policyholder benefits, which reflected unfavorable actuarial adjustments to Variable Annuities in the six-month period ended June 30, 2018 compared to favorable adjustments to immediate annuities in the prior year period;

•     a decline in net investment income, primarily from lower gains on securities for which the fair value option was elected and income from bond call and tender, partially offset by the receipt of non-recurring payments on structured securities;

•     lower equity market performance in the six-month period ended June 30, 2018, which contributed to increases in policyholder benefits and DAC amortization; and

•     a decline in Fixed Annuity base net investment spread driven by lower reinvestment yields, partially offset by increases from accretion and other investment income. In addition, income from base portfolio reflected declines due to lower invested assets in Fixed Annuities.

Partially offsetting these decreases were:

•     higher Index Annuity base portfolio income reflecting growth in assets; and

•     higher policy fees and advisory fees, net of expenses, primarily driven by asset growth in Index and Variable Annuities.

AIG | Second Quarter 2018 Form 10-Q          113

ITEM 2 |  Business Segment Operations | Life and Retirement

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums decreased in the three- and six-month periods ended June 30, 2018 compared to the same periods in the prior year, primarily due to competitive market rates.

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

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Premiums	$16	$31	$28	$59
Deposits	3,408	2,862	7,755	6,219
Other	(2)	(1)	(3)	(4)
Premiums and deposits	$3,422	$2,892	$7,780	$6,274

The following table presents surrenders as a percentage of average reserves:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Surrenders as a percentage of average reserves
Fixed Annuities	8.1%	7.0%	7.7%	7.0%
Variable and Index Annuities	6.3	6.2	6.3	6.1

The following table presents reserves for Fixed Annuities and Variable and Index Annuities by surrender charge category:

	June 30, 2018		December 31, 2017
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$31,199	$19,800	$32,299	$18,896
Greater than 0% - 2%	1,637	6,371	1,704	6,045
Greater than 2% - 4%	1,456	10,229	1,560	9,470
Greater than 4%	14,091	33,377	13,329	34,677
Non-surrenderable	1,629	452	1,665	429
Total reserves	$50,012	$70,229	$50,557	$69,517

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For Variable and Index Annuities, the proportion of reserves subject to surrender charges at June 30, 2018 has decreased compared to December 31, 2017 due to normal aging of the business and continued decline in sales. The increase in reserves with no surrender charge contributed to the increase in the surrender rate for Variable and Index Annuities in the three- and six-month periods ended June 30, 2018 compared to the same periods in the prior year. Increases in market interest rates in the six-month period ended June 30, 2018 contributed to the increase in the surrender rate for Fixed Annuities in the six-month period ended June 30, 2018 compared to the same period in the prior year.

114          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows Three Months Ended June 30, (in millions)

Quarterly 2018 and 2017 Comparison

•     Fixed Annuities premiums and deposits increased primarily due to higher broker dealer and bank distribution sales driven by favorable market conditions. Net flows continued to be negative but improved primarily due to higher premiums and deposits, partially offset by increased surrenders.

•     Variable and Index Annuities premiums and deposits increased primarily due to higher index annuity sales driven by expanded distribution and market growth, partially offset by lower variable annuity sales driven by lower bank and broker dealer distribution sales. Index annuity net flows increased primarily due to higher sales. Variable annuity net flows remained negative and deteriorated primarily due to lower sales and higher surrenders.

•     Retail Mutual Funds net flows remained negative and deteriorated reflecting lower deposits and higher withdrawals due to continued negative industry trends in U.S. equity actively managed funds and the impact of underperformance within our largest fund in early 2018.

Individual Retirement Premiums and Deposits (P&D) and Net Flows Six Months Ended June 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

•     Fixed Annuities premiums and deposits increased primarily due to higher broker dealer and bank distribution sales driven by favorable market conditions. Net flows continued to be negative but improved primarily due to higher premiums and deposits, partially offset by increased surrenders.

•     Variable and Index Annuities premiums and deposits increased primarily due to higher index annuity sales driven by expanded distribution and market growth, partially offset by lower variable annuity sales driven by lower bank and broker dealer distribution sales. Index annuity net flows increased primarily due to higher sales. Variable annuity net flows remained negative and deteriorated primarily due to lower sales and higher surrenders.

•     Funding Agreements premiums and deposits in the six-month period ended June 30, 2018 reflected deposits from the FHLB funding agreement, which were excluded from reported net flows.

•     Retail Mutual Funds net flows remained negative and deteriorated reflecting lower deposits and higher withdrawals due to continued negative industry trends in U.S. equity actively managed funds and the impact of underperformance within our largest fund in early 2018.

AIG | Second Quarter 2018 Form 10-Q          115

ITEM 2 |  Business Segment Operations | Life and Retirement

Group Retirement Results

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2018	2017	Change		2018	2017	Change
Revenues:
Premiums	$15	$4	275%		$21	$13	62%
Policy fees	112	101	11		224	200	12
Net investment income	542	535	1		1,124	1,090	3
Advisory fee and other income	61	56	9		122	111	10
Benefits and expenses:
Policyholder benefits and losses incurred	22	5	340		38	26	46
Interest credited to policyholder account balances	276	284	(3)		551	562	(2)
Amortization of deferred policy acquisition costs	26	25	4		51	47	9
Non deferrable insurance commissions	28	25	12		57	52	10
Advisory fee expenses	19	19	-		41	37	11
General operating expenses	98	66	48		200	168	19
Interest expense	11	6	83		21	13	62
Adjusted pre-tax income	$250	$266	(6)%		$532	$509	5%
Base net investment spread:
Base yield	4.56%	4.47%	9	bps	4.54%	4.58%	(4)	bps
Cost of funds	2.69	2.82	(13)		2.70	2.82	(12)
Base net investment spread	1.87%	1.65%	22	bps	1.84%	1.76%	8	bps

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. However, external factors, including the consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement’s customer retention. Premiums and deposits increased in the three- and six-month periods ended June 30, 2018 compared to the same periods in the prior year. Premiums and deposits in the six-month period ended June 30, 2018 included deposits from the FHLB funding agreement. Net flows deteriorated in the three- and six-month periods ended June 30, 2018 compared to the same periods in the prior year and continued to be negative primarily due to higher surrenders, partially offset by increased deposits.

Adjusted pre-tax income decreased in the three-month period ended June 30, 2018 as improvements in base net investment spread and higher policy fees were more than offset by higher general operating expenses. Adjusted pre-tax income increased in the six-month period ended June 30, 2018 reflecting improved base net investment spread, higher policy fees and the receipt of non-recurring payments on structured securities, partially offset by higher general operating expenses and decreases in gains on securities for which the fair value option was elected and income from bond call and tender.

Group Retirement base net investment spread improved in the three- and six-month periods ended June 30, 2018 compared to the same periods in the prior year primarily due to effective crediting rate management, higher accretion and other investment income, partially offset by lower reinvestment yields. Excluding accretion and other investment income, base spreads were in line with the prior year periods.

116          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•     higher general operating expenses, which reflected lower legal expenses in the three-month period ended June 30, 2017 and continued investments in people and technology in the three-month period ended June 30, 2018; and

•     an increase in policyholder benefits primarily due an increase in reserves for guaranteed minimum death benefits.

Partially offsetting these decreases were:

•     an increase in net investment spread primarily due to effective crediting rate management, higher accretion and other investment income, partially offset by lower reinvestment yields; and

•     higher policy fees primarily driven by growth in separate account assets.

Group Retirement Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Adjusted pre-tax income increased primarily due to:

•     higher net investment income, primarily from the receipt of non-recurring payments on structured securities, partially offset by lower gains on securities for which the fair value option was elected and income from bond call and tender activity;

•     an increase in net investment spread primarily due to effective crediting rate management, higher accretion and other investment income, partially offset by lower reinvestment yields; and

•     higher policy fees primarily driven by growth in assets.

Partially offsetting these increases were higher general operating expenses, which reflected lower legal expenses in the six-month period ended June 30, 2017 and continued investments in people and technology in the six-month period ended June 30, 2018.

AIG | Second Quarter 2018 Form 10-Q          117

ITEM 2 |  Business Segment Operations | Life and Retirement

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in the three- and six-month periods ended June 30, 2018, which primarily represent immediate annuities, increased compared to the same periods in the prior year reflecting the typical volumes expected for this product.

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

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Premiums	$15	$4	$21	$13
Deposits	2,330	1,798	4,396	3,829
Premiums and deposits	$2,345	$1,802	$4,417	$3,842

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Surrenders as a percentage of average reserves and mutual funds	10.9%	8.0%	10.5%	9.1%

The following table presents reserves for Group Retirement annuities by surrender charge category:

	June 30,		December 31,
(in millions)	2018	(a)	2017	(a)
No surrender charge(b)	$69,085		$69,006
Greater than 0% - 2%	750		1,087
Greater than 2% - 4%	1,291		1,344
Greater than 4%	5,744		5,270
Non-surrenderable	612		439
Total reserves	$77,482		$77,146

(a)  Excludes mutual fund assets under administration of $20.1 billion and $20.2 billion at June 30, 2018 and December 31, 2017, respectively.

(b)  Group Retirement amounts in this category include reserves of approximately $6.3 billion, at both June 30, 2018 and December 31, 2017, which are subject to 20 percent annual withdrawal limitations.

Group Retirement annuities are typically subject to a five- to seven-year surrender charge period, depending on the product.  At June 30, 2018, Group Retirement annuity reserves increased compared to December 31, 2017 primarily due to increased deposits. The surrender rate in the three- and six-month periods ended June 30, 2018 increased compared to the same periods in the prior year primarily due to higher surrenders, including approximately $870 million of large group plan surrenders.

118          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended June 30, (in millions)

Quarterly 2018 and 2017 Comparison

Net flows deteriorated and continued to be negative primarily due to  higher surrenders driven mainly by the consolidation of healthcare providers, partially offset by higher group acquisition deposits.

Group Retirement Premiums and Deposits and Net Flows Six Months Ended June 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Net flows deteriorated and continued to be negative primarily due to higher surrenders driven mainly by the consolidation of healthcare providers, including approximately $870 million of large group plan surrenders, partially offset by higher group acquisition and individual annuity deposits. Premiums and deposits in the six-month period ended June 30, 2018 reflected deposits from the FHLB funding agreement, which were excluded from reported net flows.

AIG | Second Quarter 2018 Form 10-Q          119

ITEM 2 |  Business Segment Operations | Life and Retirement

Life Insurance Results

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2018	2017	Change	2018	2017	Change
Revenues:
Premiums	$418	$400	5%	$797	$784	2%
Policy fees	377	357	6	754	717	5
Net investment income	282	261	8	575	521	10
Other income	15	12	25	27	21	29
Benefits and expenses:
Policyholder benefits and losses incurred	571	615	(7)	1,217	1,208	1
Interest credited to policyholder account balances	94	93	1	189	188	1
Amortization of deferred policy acquisition costs	68	48	42	154	124	24
Non deferrable insurance commissions	20	25	(20)	42	56	(25)
General operating expenses	158	141	12	312	302	3
Interest expense	6	2	200	12	5	140
Adjusted pre-tax income	$175	$106	65%	$227	$160	42%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Premiums and deposits in the three- and six-month periods ended June 30, 2018 reflected growth in universal life deposits, term life premiums and international life and health premiums, partially offset by lower group benefits premiums. Adjusted pre-tax income in the three- and six-month periods ended June 30, 2018 increased compared to the same periods in the prior year, which reflected favorable actuarial adjustments to universal life, favorable ceded premium reinsurance adjustments and higher base portfolio net investment income, partially offset by the impact of the aging of the policyholder population base. Adjusted pre-tax income in the six-month period ended June 30, 2018 included higher income from alternative investments.

Life Insurance Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2018 and 2017 Comparison

Adjusted pre-tax income increased primarily due to:

•     favorable actuarial adjustments to universal life, partially offset by the impact of the aging of the policyholder population base in domestic individual life business;

•     favorable ceded premium reinsurance adjustments in domestic life business; and

•     higher net investment income primarily due to higher base portfolio income driven by growth in invested assets.

120          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Life Insurance Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Adjusted pre-tax income increased primarily due to:

•     favorable actuarial adjustments to universal life, partially offset by the impact of the aging of the policyholder population base in domestic individual life business;

•     favorable ceded premium reinsurance adjustments in domestic life business; and

•     higher net investment income primarily due to higher base portfolio income driven by growth in invested assets and higher income from alternative investments.

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life, international life and health and group benefits. Premiums, excluding the effect of foreign exchange, increased in the three-month period ended June 30, 2018 compared to the same period in the prior year, primarily due to growth in international life and health, including assumed premiums on business distributed by Laya Healthcare, and an increase in domestic term life premiums, partially offset by lower premiums on group benefits policies. Premiums, excluding the effect of foreign exchange, decreased slightly in the six-month period ended June 30, 2018 compared to the same period in the prior year as lower group benefits premiums more than offset the growth in international life and health and domestic term life businesses. Premiums for the three- and six-month period ended June 30, 2018 included favorable ceded premium reinsurance adjustments in domestic life business.

Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

AIG | Second Quarter 2018 Form 10-Q          121

ITEM 2 |  Business Segment Operations | Life and Retirement

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Premiums	$418	$400	$797	$784
Deposits	410	381	822	749
Other	152	166	330	324
Premiums and deposits	$980	$947	$1,949	$1,857

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits Three Months Ended June 30, (in millions)

Quarterly 2018 and 2017 Comparison

Premiums and deposits, excluding the effect of foreign exchange, increased primarily due to growth in universal life, term life and international life and health, including assumed premiums on business distributed by Laya Healthcare. This increase was partially offset by lower group benefits premiums.

Life Insurance Premiums and Deposits Six Months Ended June 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Premiums and deposits, excluding the effect of foreign exchange, increased primarily due to growth in universal life, term life and international life and health, including assumed premiums on business distributed by Laya Healthcare. This increase was partially offset by lower group benefits premiums.

122          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Institutional markets Results

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2018	2017	Change	2018	2017	Change
Revenues:
Premiums	$41	$67	(39)%	$90	$482	(81)%
Policy fees	40	44	(9)	81	88	(8)
Net investment income	196	145	35	383	285	34
Benefits and expenses:
Policyholder benefits and losses incurred	92	111	(17)	213	570	(63)
Interest credited to policyholder account balances	84	62	35	156	120	30
Amortization of deferred policy acquisition costs	1	-	NM	2	1	100
Non deferrable insurance commissions	7	7	-	14	15	(7)
General operating expenses	15	12	25	29	22	32
Interest expense	3	1	200	6	2	200
Adjusted pre-tax income	$75	$63	19%	$134	$125	7%

Business and Financial Highlights

Institutional Markets continued to opportunistically grow its assets under management, which drove the increase in net investment spread over recent years. Product distribution continues to be strong and the business is focused on maintaining pricing discipline to achieve attractive risk adjusted return.

Institutional Markets Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2018 and 2017 Comparison

Adjusted pre-tax income increased as continued growth in reserves and assets under management drove the increase in net investment income with similar impact to interest credited to policyholder account balances. Decreases in premiums and policyholder benefits were primarily due to lower structured settlement annuity business written in the three-month period ended June 30, 2018.

AIG | Second Quarter 2018 Form 10-Q          123

ITEM 2 |  Business Segment Operations | Life and Retirement

Institutional Markets Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Adjusted pre-tax income increased as continued growth in reserves and assets under management drove the increase in net investment income with similar impact to interest credited to policyholder account balances. Decreases in premiums and policyholder benefits were primarily due to higher pension risk transfer business written in the six-month period ended June 30, 2017.

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums decreased in the three-month period ended June 30, 2018 compared to the same period in the prior year primarily due to lower structured settlement annuity premiums.  Premiums decreased in the six-month period ended June 30, 2018 compared to the same period in the prior year primarily driven by the pension risk transfer business written in the six-month period ended June 30, 2017 and lower structured settlement annuity premiums in the six-month period ended June 30, 2018.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct premiums as well as deposits received on universal life insurance and investment-type annuity contracts, including GICs and FHLB funding agreements.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Premiums	$41	$67	$90	$482
Deposits	565	76	1,973	226
Other	46	7	52	15
Premiums and deposits	$652	$150	$2,115	$723

124          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits Three Months Ended June 30, (in millions)
Quarterly 2018 and 2017 Comparison Premiums and deposits increased primarily due to higher GIC deposits.
Institutional Markets Premiums and Deposits Six Months Ended June 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Premiums and deposits increased primarily driven by $1.4 billion in FHLB funding agreements and higher GIC deposits, partially offset by lower sales in pension risk transfer and structured settlements.

AIG | Second Quarter 2018 Form 10-Q          125

ITEM 2 |  Business Segment Operations  | Other Operations

Other Operations

The following table presents Other Operations results:

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2018	2017	Change		2018	2017	Change
Adjusted pre-tax income (loss) by activities:
Fuji Life	$-	$27	NM	%	$-	$43	NM	%
Parent and Other:
Corporate general operating expenses	(184)	(235)	22		(337)	(391)	14
Interest expense	(258)	(242)	(7)		(496)	(486)	(2)
Other income, net	68	85	(20)		117	161	(27)
Total Parent and Other	(374)	(392)	5		(716)	(716)	-
Adjusted pre-tax loss before eliminations	(374)	(365)	(2)		(716)	(673)	(6)
Consolidation, eliminations and other adjustments	(12)	28	NM		(1)	76	NM
Adjusted pre-tax loss	$(386)	$(337)	(15)%		$(717)	$(597)	(20)%

Quarterly 2018 and 2017 Comparison

Parent and Other adjusted pre-tax loss decreased compared to the same period in the prior year primarily as a result of lower General operating expenses due to one-time payments in the second quarter of 2017 related to executive leadership changes. This decrease was partially offset by higher interest expense driven by debt issuances totaling $2.5 billion at the end of the first quarter of 2018. Other income decreased due to lower income from investments accounted for under the fair value option partially offset by income on securities purchased under reverse repurchase agreements.

Fuji Life was sold on April 30, 2017.

Year-to-date 2018 and 2017 Comparison

Parent and Other adjusted pre-tax loss remained flat compared to the same period in the prior year. General operating expenses decreased primarily due to one-time payments in the second quarter of 2017 related to executive leadership changes. Interest expense increased as a result of debt issuances totaling $2.5 billion at the end of the first quarter of 2018. Other income decreased as a result of lower income from investments accounted for under the fair value option offset by investment income for equity securities and income on securities purchased under reverse repurchase agreements.

Fuji Life was sold on April 30, 2017.

126          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

Legacy Portfolio

Legacy Portfolio represents exited or discontinued product lines, policy forms or distribution channels. Effective February 2018, our Bermuda domiciled composite reinsurer, DSA Reinsurance Company, Ltd. (DSA Re) is included in our Legacy Portfolio.

•      Legacy Life and Retirement Run-Off Lines - Reserves consist of certain structured settlements, pension risk transfer annuities and single premium immediate annuities written prior to April 2012. Also includes exposures to whole life, long-term care and exited accident & health product lines.

•      Legacy General Insurance Run-Off Lines - Reserves consist of excess workers’ compensation, environmental exposures and exposures to other products within General Insurance that are no longer actively marketed.  Also includes the remaining reserves in Eaglestone Reinsurance Company (Eaglestone).

•      Legacy Investments – Includes investment classes that we have placed into run-off including holdings in direct investments as well as investments in global capital markets and global real estate.

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

SALE OF NON-CONTROLLING INTEREST IN DSA RE

DSA Re was formed during the first quarter of 2018 in connection with a series of affiliated reinsurance transactions related to our Legacy Portfolio. Those reinsurance transactions were designed to consolidate most of our Legacy Insurance Run-Off Lines into a single legal entity. As of June 30, 2018, the affiliated transactions included the cession of approximately $31 billion of reserves from our Legacy Life and Retirement Run-Off Lines and approximately $5 billion of reserves from our Legacy General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries. In the second quarter of 2018, we formed Fortitude, a wholly-owned subsidiary of AIG, to act as a holding company for DSA Re.

On July 31, 2018, we entered into a membership interest purchase agreement (the Purchase Agreement) with Fortitude and TCG, an affiliate of The Carlyle Group L.P. (Carlyle).  Subject to the satisfaction or waiver of certain conditions set forth therein, the Purchase Agreement provides that TCG will purchase a 19.9 percent ownership interest in Fortitude (the DSA Re Transaction).  Following the closing of the DSA Re Transaction (the DSA Re Closing), Fortitude will own 100 percent of the outstanding common shares of DSA Re and AIG will have an 80.1 percent ownership interest in Fortitude.

Subject to certain adjustments specified in the Purchase Agreement, TCG will pay us approximately $476 million, which is based on DSA Re’s total shareholder’s equity of $2.9 billion as of March 31, 2018 excluding planned distributions that the parties will seek to cause to be paid to us on a non-pro rata basis prior to the end of the 18th month following the DSA Re Closing, subject to regulatory approvals (the Target Distribution). $381 million of the purchase price will be paid at the DSA Re Closing and up to $95 million will be paid following December 31, 2023 (the Deferred Payment), subject to the purchase price adjustment described below. To the extent we do not receive all or a portion of the Target Distribution within 18 months of the DSA Re Closing, TCG will pay us up to an additional $100 million.

AIG | Second Quarter 2018 Form 10-Q          127

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

As part of the establishment of DSA Re, we implemented a capital maintenance agreement (CMA) with DSA Re that remains in effect so long as we own at least 50 percent of DSA Re.  If there are any CMA funding obligations that occur within 18 months of the DSA Re Closing, we will fund those obligations on a non-dilutive basis to TCG, but only if, and to the extent, we actually receive the Target Distribution prior to the expiration of such period.

The affiliated reinsurance transactions executed in the first quarter of 2018 with DSA Re resulted in prepaid insurance assets on the ceding subsidiaries’ balance sheets of approximately $2.5 billion (after-tax). These assets have been eliminated in AIG’s consolidated financial statements since the counterparties were wholly-owned. In the event of a sale of a controlling interest in Fortitude, our Legacy Portfolio may recognize a loss for the portion of the unamortized balance of these assets and related deferred acquisition costs of $0.5 billion (after-tax) that are not recoverable, if any, in the period in which our interest in Fortitude becomes non-controlling. This loss would be incremental to any gain or loss recognized on the sale of our controlling interest in Fortitude.

We have also agreed to a post-closing purchase price adjustment wherein we will reimburse TCG for adverse development in property casualty related reserves, based on an agreed methodology, that occurs on or prior to December 31, 2023, up to the value of TCG’s investment in Fortitude.  Any amount due to TCG in respect of this will be offset by the amount of the Deferred Payment otherwise due from TCG to us.

We have agreed to commit to invest $6 billion of investment assets into various Carlyle strategies within the 30 months following the DSA Re Closing, and will be required to pay a proportionate amount of an agreed make-whole fee to the extent we fail to satisfy such commitment.

Our Board of Directors and the governing bodies of TCG and Fortitude have each approved the DSA Re Transaction.  Each of the parties has made customary representations and warranties in the Purchase Agreement and agreed to certain covenants and agreements.  We have agreed, subject to certain exceptions, to cause DSA Re to conduct its business in all material respects in the ordinary course of business consistent with past practice between the date of the Purchase Agreement and the DSA Re Closing and that DSA Re will not engage in certain kinds of transactions during such period.

As contemplated by the Purchase Agreement, at the DSA Re Closing, we, Fortitude and TCG will enter into an Amended and Restated Limited Liability Company Operating Agreement of Fortitude, governing the rights of the parties thereto.  In addition, at the DSA Re Closing, DSA Re will enter into (1) a Transition Services Agreement with us, pursuant to which we and certain of our affiliates will provide certain transition services to DSA Re, (2) an Investment Management Agreement with an affiliate of TCG (the Investment Manager), pursuant to which the Investment Manager will provide certain alternative asset management and advisory services to DSA Re with respect to certain asset classes and (3) an Exclusivity Agreement with the Investment Manager pursuant to which the Investment Manager will be the exclusive provider of alternative asset management and advisory services with respect to certain new business acquired by DSA Re following the DSA Re Closing with respect to certain asset classes.

Consummation of the DSA Re Transaction is subject to customary closing conditions, including, among others, (1) the receipt of regulatory approval of the Bermuda Monetary Authority, (2) the absence of any injunction, judgment or ruling of a governmental authority enjoining, restraining or otherwise prohibiting the DSA Re Transaction and (3) subject to specified materiality standards, the accuracy of the representations and warranties of, and performance of all covenants by, the parties as set forth in the Purchase Agreement. In addition, our obligations and the obligations of Fortitude to consummate the DSA Re Transaction are conditioned on DSA Re’s receipt of approvals from its board of directors regarding entry into the Investment Management Agreement and the Exclusivity Agreement.  The Purchase Agreement also provides for certain termination rights for both us and TCG.

128          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

LEGACY PORTFOLIO RESULTS

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2018	2017	Change	2018	2017	Change
Revenues:
Premiums	$134	$146	(8)%	$275	$313	(12)%
Policy fees	32	32	-	62	67	(7)
Net investment income	623	722	(14)	1,188	1,452	(18)
Other income (loss)	(8)	238	NM	92	390	(76)
Total adjusted revenues	781	1,138	(31)	1,617	2,222	(27)
Benefits and expenses:
Policyholder benefits and losses and loss adjustment
expenses incurred	453	488	(7)	959	970	(1)
Interest credited to policyholder account balances	63	57	11	122	120	2
Amortization of deferred policy acquisition costs	19	14	36	37	42	(12)
General operating and other expenses	104	120	(13)	204	247	(17)
Interest expense	8	28	(71)	16	70	(77)
Total benefits and expenses	647	707	(8)	1,338	1,449	(8)
Adjusted pre-tax income	$134	$431	(69)%	$279	$773	(64)%
Adjusted pre-tax income by type:
General Insurance Run-Off Lines	$44	$57	(23)%	$106	$144	(26)%
Life and Retirement Run-Off Lines	58	139	(58)	86	229	(62)
Legacy Investments	32	235	(86)	87	400	(78)
Adjusted pre-tax income	$134	$431	(69)%	$279	$773	(64)%

Business and Financial Highlights

In February 2018, we used $2.6 billion of existing Legacy Portfolio cash and investment assets to capitalize DSA Re in order to enable it to assume insurance risk and other economic risk from U.S. and Bermudian insurance companies. These assets included approximately $1.6 billion of capital released by Eaglestone, an affiliated entity, to AIG Parent as a result of the commutation of certain property and casualty risks from other AIG subsidiaries, which were subsequently ceded to DSA Re. DSA Re also has additional eligible regulatory capital under the Bermuda Monetary Authority capital framework in the form of $550 million in letter of credit agreements with guarantees from AIG Parent. In the six-month period ended June 30, 2018, DSA Re disbursed tax sharing payments of $369 million to AIG Parent.

AIG | Second Quarter 2018 Form 10-Q          129

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

Legacy Portfolio Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2018 and 2017 Comparison

Adjusted pre-tax income decreased due to:

•     lower Legacy Life and Retirement earnings compared to the second quarter of 2017 due to lower net investment income, partially offset by modest mortality gains;

•     lower Legacy General Insurance earnings compared to the second quarter of 2017 due to lower net investment income; and

•     lower Legacy Investment earnings compared to the second quarter of 2017 due to continued dispositions of non- insurance investment assets, primarily driven by the sale of the life settlements portfolio in 2017 and lower gain on fair value option portfolios in the second quarter of 2018.

.

Legacy Portfolio Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Adjusted pre-tax income decreased due to:

•     lower Legacy Life and Retirement earnings compared to the first half of 2017 due to lower net investment income and a refinement in reserves related to pay-out annuities, which was partially offset by modest mortality gains;

•     lower Legacy General Insurance earnings compared to the first half of 2017 due to lower net investment income; and

•     lower Legacy Investment earnings compared to the first half of 2017 due to continued dispositions of non- insurance investment assets, primarily driven by the sale of the life settlements portfolio in 2017 and lower gain on fair value option portfolios in the first half of 2018.

130          AIG | Second Quarter 2018 Form 10-Q

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

Investment Highlights in the Six Months Ended June 30, 2018

•       A rise in interest rates and widening credit spreads, as well as the adoption of the Recognition and Measurement of Financial Assets and Financial Liabilities Standard (Financial Instruments Recognition and Measurement Standard) on January 1, 2018, which resulted in the reclassification of unrealized gains in our equity securities to retained earnings, resulted in a net unrealized loss in our investment portfolio.  Net unrealized gains in our available for sale portfolio decreased to approximately $5.6 billion as of June 30, 2018 from approximately $13.9 billion as of December 31, 2017.

•       We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk compared to return characteristics to improve yields and increase net investment income.

•       Lower investment returns on alternative investments, primarily driven by less robust private equity and hedge fund performance compared to the same period in 2017, a decline in income from securities for which the fair value option was elected as a result of credit spread widening and rising interest rates, and lower invested assets resulting from the funding of the adverse development reinsurance agreement with NICO late in the first quarter 2017.

•       During the six-months ended June 30, 2018, we reduced our hedge fund portfolio by approximately $1.3 billion as a result of redemptions consistent with our planned reduction of exposure.

•       Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•       In the first quarter of 2018, we sold our remaining interest in Arch Capital, which we received as part of the consideration for selling United Guaranty to Arch in 2016.

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

Attribution of Net Investment Income to Operating Segments

Net investment income is attributed to our businesses based on internal models consistent with the nature of the underlying businesses.

AIG | Second Quarter 2018 Form 10-Q          131

ITEM 2 | Investments

For General Insurance — North America and International and Legacy General Insurance Run-Off Lines, we estimate investable funds based primarily on loss reserves and unearned premiums. The allocation of net investment income of the General Insurance companies to segments is calculated based on these estimated investable funds, consistent with the approximate duration of the liabilities and the required economic capital allocation for each segment

For Life and Retirement — Individual Retirement, Group Retirement, Life Insurance, and Institutional Markets and Legacy Life and Retirement Run-Off Lines, net investment income is attributed based on invested assets from segregated product line portfolios held in our Life and Retirement companies. All invested assets of the Life and Retirement companies in excess of liabilities are allocated based on estimates of required economic capital allocation for each segment.

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

Fixed maturity securities of the General Insurance companies’ domestic operations, with an average duration of 4.1 years, are currently comprised of corporate bonds, structured securities, taxable municipal bonds and government and agency bonds as well as tax-exempt securities, which provide attractive risk-adjusted after-tax returns. The majority of these high quality investments are rated A or higher based on composite ratings.

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

Fixed maturity securities of the Life and Retirement companies domestic operations, with an average duration of 7.2 years, are comprised primarily of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non‑agency

132          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 | Investments

structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on its composite ratings.

Fixed maturity securities held in the Life and Retirement companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, with an average duration of 21.7 years.

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

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

June 30, 2018
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$83,706	$67,861	$151,567	$6,019	$4,756	$1,196	$181	$12,152	$163,719
Mortgage-backed, asset-backed and collateralized	64,505	2,851	67,356	595	370	151	4,428	5,544	72,900
Total*	$148,211	$70,712	$218,923	$6,614	$5,126	$1,347	$4,609	$17,696	$236,619

*     Excludes $3.8 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

June 30, 2018
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$84,421	$67,666	$152,087	$5,815	$4,775	$1,042	$11,632	$163,719
Mortgage-backed, asset-backed and collateralized	47,690	4,165	51,855	1,176	614	19,255	21,045	72,900
Total*	$132,111	$71,831	$203,942	$6,991	$5,389	$20,297	$32,677	$236,619

*    Excludes $3.8 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

Credit Ratings

At June 30, 2018, approximately 89 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of these securities were rated AAA by one or more of the principal rating agencies, and approximately 16 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At June 30, 2018, approximately 22 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 8 percent

AIG | Second Quarter 2018 Form 10-Q          133

ITEM 2 | Investments

were below investment grade or not rated. Approximately 34 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

For a discussion of credit risks associated with Investments see Enterprise Risk Management.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(in millions)	2018	2017	2018	2017	2018	2017
Rating:
Other fixed maturity
securities
AAA	$10,843	$11,644	$2,589	$2,656	$13,432	$14,300
AA	28,226	29,560	133	212	28,359	29,772
A	41,485	45,049	1,581	1,745	43,066	46,794
BBB	67,848	70,636	139	138	67,987	70,774
Below investment grade	12,916	13,173	18	17	12,934	13,190
Non-rated	1,641	1,073	-	-	1,641	1,073
Total	$162,959	$171,135	$4,460	$4,768	$167,419	$175,903
Mortgage-backed, asset-
backed and collateralized
AAA	$28,763	$30,306	$478	$818	$29,241	$31,124
AA	10,114	8,158	928	610	11,042	8,768
A	7,189	7,760	224	382	7,413	8,142
BBB	3,997	4,414	168	163	4,165	4,577
Below investment grade	15,627	17,194	5,392	6,004	21,019	23,198
Non-rated	24	25	124	27	148	52
Total	$65,714	$67,857	$7,314	$8,004	$73,028	$75,861
Total
AAA	$39,606	$41,950	$3,067	$3,474	$42,673	$45,424
AA	38,340	37,718	1,061	822	39,401	38,540
A	48,674	52,809	1,805	2,127	50,479	54,936
BBB	71,845	75,050	307	301	72,152	75,351
Below investment grade	28,543	30,367	5,410	6,021	33,953	36,388
Non-rated	1,665	1,098	124	27	1,789	1,125
Total	$228,673	$238,992	$11,774	$12,772	$240,447	$251,764

134          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 | Investments

Available‑for‑Sale Investments

The following table presents the fair value of our available‑for‑sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2018	2017
Bonds available for sale:
U.S. government and government sponsored entities	$2,644	$2,656
Obligations of states, municipalities and political subdivisions	17,060	18,644
Non-U.S. governments	15,297	15,659
Corporate debt	127,958	134,176
Mortgage-backed, asset-backed and collateralized:
RMBS	35,380	37,234
CMBS	13,084	13,841
CDO/ABS	17,250	16,782
Total mortgage-backed, asset-backed and collateralized	65,714	67,857
Total bonds available for sale(a)	228,673	238,992
Equity securities available for sale:
Common stock	-	1,061
Preferred stock	-	533
Mutual funds	-	114
Total equity securities available for sale(b)	-	1,708
Total	$228,673	$240,700

(a)  At June 30, 2018 and December 31, 2017, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $30.2 billion and $31.5 billion, respectively.

(b)  As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer classified and accounted for as available for sale securities.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	June 30,	December 31,
(in millions)	2018	2017
Japan	$1,834	$1,791
Germany	1,259	1,623
United Kingdom	1,106	1,214
France	953	923
Canada	946	1,051
Netherlands	633	608
United Arab Emirates	463	432
Mexico	457	513
Indonesia	456	493
Norway	361	409
Other	6,880	6,659
Total	$15,348	$15,716

AIG | Second Quarter 2018 Form 10-Q          135

ITEM 2 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	June 30, 2018
			Non-			December 31,
		Financial	Financial	Structured		2017
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$953	$1,442	$1,878	$-	$4,273	$4,169
Germany	1,258	230	2,060	1	3,549	3,803
Netherlands	634	886	1,086	47	2,653	2,868
Ireland	37	16	474	640	1,167	1,071
Belgium	250	71	780	-	1,101	1,216
Spain	32	214	785	-	1,031	1,009
Italy	-	231	424	-	655	694
Luxembourg	-	39	479	-	518	436
Finland	49	46	70	-	165	163
Austria	117	9	-	-	126	37
Other - EuroZone	683	95	233	-	1,011	1,013
Total Euro-Zone	$4,013	$3,279	$8,269	$688	$16,249	$16,479
Remainder of Europe:
United Kingdom	$1,106	$3,426	$7,798	$3,531	$15,861	$16,975
Switzerland	33	974	931	-	1,938	2,299
Sweden	110	353	136	-	599	658
Norway	361	43	155	-	559	618
Russian Federation	111	23	137	-	271	284
Other - Remainder of Europe	153	66	106	-	325	287
Total - Remainder of Europe	$1,874	$4,885	$9,263	$3,531	$19,553	$21,121
Total	$5,887	$8,164	$17,532	$4,219	$35,802	$37,600

Investments in Municipal Bonds

At June 30, 2018, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 93 percent of the portfolio rated A or higher.

136          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 | Investments

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	June 30, 2018
	State	Local		Total	December 31,
	General	General		Fair	2017
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$20	$445	$2,705	$3,170	$3,562
California	640	402	1,930	2,972	3,275
Texas	190	640	1,009	1,839	1,992
Illinois	107	124	735	966	908
Massachusetts	423	-	468	891	966
Florida	64	-	574	638	666
Virginia	8	-	587	595	639
Washington	249	-	336	585	650
Ohio	79	-	418	497	575
Georgia	115	87	284	486	566
Washington D.C.	36	-	439	475	497
Pennsylvania	127	22	272	421	418
Maryland	157	89	101	347	380
All other states(a)	366	304	2,508	3,178	3,550
Total(b)(c)	$2,581	$2,113	$12,366	$17,060	$18,644

(a)  We did not have material credit exposure to the government of Puerto Rico.

(b)  Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)  Includes $0.6 billion of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	June 30,	December 31,
(in millions)	2018	2017
Financial institutions:
Money Center/Global Bank Groups	$9,073	$9,295
Regional banks — other	641	562
Life insurance	3,382	3,603
Securities firms and other finance companies	372	386
Insurance non-life	4,588	4,893
Regional banks — North America	5,829	6,320
Other financial institutions	10,111	9,906
Utilities	17,617	18,655
Communications	8,915	9,756
Consumer noncyclical	15,728	15,873
Capital goods	7,230	7,797
Energy	12,426	13,171
Consumer cyclical	8,090	9,166
Basic	5,588	6,123
Other	18,368	18,670
Total*	$127,958	$134,176

*    At June 30, 2018 and December 31, 2017, respectively, approximately 90 and 91 percent of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 5.4 and 5.5 percent at June 30, 2018 and December 31, 2017, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

AIG | Second Quarter 2018 Form 10-Q          137

ITEM 2 | Investments

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2018	2017
Agency RMBS	$14,361	$15,002
Alt-A RMBS	10,849	11,624
Subprime RMBS	2,930	2,947
Prime non-agency	6,495	6,891
Other housing related	745	770
Total RMBS(a)(b)	$35,380	$37,234

(a)  Includes approximately $11.4 billion and $12.3 billion at June 30, 2018, and December 31, 2017, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired (PCI) Securities see Note 5 to the Condensed Consolidated Financial Statements.

(b)  The weighted average expected life was six years at both June 30, 2018 and December 31, 2017.

Our underwriting practices for investing in RMBS, other asset‑backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2018	2017
CMBS (traditional)	$10,396	$11,092
Agency	2,107	2,093
Other	581	656
Total	$13,084	$13,841

The fair value of CMBS holdings remained stable during the second quarter of 2018. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	June 30,	December 31,
(in millions)	2018	2017
Collateral Type:
Bank loans (CLO)	$8,146	$8,112
Other	64	94
Total	$8,210	$8,206

Commercial Mortgage Loans

At June 30, 2018, we had direct commercial mortgage loan exposure of $30.9 billion. All commercial mortgage loans were current or performing according to their restructured terms.

138          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 | Investments

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
June 30, 2018
State:
New York	96	$1,751	$3,980	$532	$297	$103	$177	$6,840	22%
California	80	467	1,024	296	357	837	357	3,338	11
Texas	53	317	1,091	192	82	125	37	1,844	6
Massachusetts	19	729	431	404	-	-	26	1,590	5
Florida	83	472	81	431	226	219	67	1,496	5
New Jersey	42	771	46	426	41	28	33	1,345	4
Illinois	17	456	303	11	25	-	23	818	3
Pennsylvania	25	80	21	573	47	25	-	746	2
Washington D.C.	12	326	357	-	-	19	-	702	2
Ohio	26	161	11	202	237	-	5	616	2
Other states	241	1,766	948	1,341	754	477	126	5,412	18
Foreign	75	2,153	1,097	644	559	607	1,081	6,141	20
Total*	769	$9,449	$9,390	$5,052	$2,625	$2,440	$1,932	$30,888	100%
December 31, 2017
State:
New York	97	$1,673	$3,716	$556	$265	$105	$177	$6,492	23%
California	86	438	1,055	301	313	845	360	3,312	12
Texas	55	327	934	160	83	154	38	1,696	6
Massachusetts	21	701	384	410	-	-	27	1,522	5
New Jersey	42	667	46	486	41	28	32	1,300	4
Florida	81	319	84	435	227	19	69	1,153	4
Pennsylvania	25	74	22	577	47	26	-	746	3
Illinois	15	315	304	11	25	-	23	678	2
Ohio	26	163	11	205	240	-	5	624	2
Washington D.C.	11	232	359	-	-	19	-	610	2
Other states	253	1,790	964	1,466	696	564	160	5,640	20
Foreign	71	1,464	821	754	86	629	1,069	4,823	17
Total*	783	$8,163	$8,700	$5,361	$2,023	$2,389	$1,960	$28,596	100%

*    Does not reflect allowance for credit losses.

For additional discussion on commercial mortgage loans see Note 7 to the Consolidated Financial Statements in the 2017 Annual Report.

Impairments

The following table presents impairments by investment type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$36	$55	$123	$113
Equity securities, available for sale(a)	-	6	-	8
Private equity funds and hedge funds	-	6	-	14
Subtotal	36	67	123	135
Other impairments:
Investments in life settlements	-	46	-	87
Other investments	-	4	-	4
Real estate(b)	61	-	71	52
Total	$97	$117	$194	$278

AIG | Second Quarter 2018 Form 10-Q          139

ITEM 2 | Investments

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

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended June 30, 2018
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	-	-	-
Foreign currency declines	-	-	-	6	-	6
Issuer-specific credit events	9	-	7	14	-	30
Adverse projected cash flows	-	-	-	-	-	-
Total	$9	$-	$7	$20	$-	$36
Three Months Ended June 30, 2017
Impairment Type:
Severity	$-	$-	$-	$-	$2	$2
Change in intent	-	-	-	7	-	7
Foreign currency declines	-	-	-	-	-	-
Issuer-specific credit events	4	33	6	2	10	55
Adverse projected cash flows	3	-	-	-	-	3
Total	$7	$33	$6	$9	$12	$67
Six Months Ended June 30, 2018
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	49	-	49
Foreign currency declines	-	-	-	12	-	12
Issuer-specific credit events	24	2	13	23	-	62
Adverse projected cash flows	-	-	-	-	-	-
Total	$24	$2	$13	$84	$-	$123
Six Months Ended June 30, 2017
Impairment Type:
Severity	$-	$-	$-	$-	$2	$2
Change in intent	-	-	-	8	-	8
Foreign currency declines	-	-	-	10	-	10
Issuer-specific credit events	16	33	21	22	20	112
Adverse projected cash flows	3	-	-	-	-	3
Total	$19	$33	$21	$40	$22	$135

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments. Upon the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer required to be evaluated for other-than-temporary impairments.

140          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 | Investments

We recorded other-than-temporary impairment charges in the six-months ended June 30, 2018 and 2017 related to:

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

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $121 million and $188 million in the three-month periods ended June 30, 2018 and 2017, respectively, and $269 million and $376 million in the six-month periods ended June 30, 2018 and 2017, respectively.

For a discussion of our other-than-temporary impairment accounting policy see Note 6 to the Consolidated Financial Statements in the 2017 Annual Report.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2018	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$60,327	$1,653	7,430	$76	$18	3	$10	$8	4	$60,413	$1,679	7,437
7-11 months	17,798	777	2,082	-	-	-	-	-	-	17,798	777	2,082
12 months or more	12,726	813	1,544	27	9	13	29	18	11	12,782	840	1,568
Total	$90,851	$3,243	11,056	$103	$27	16	$39	$26	15	$90,993	$3,296	11,087
Below investment
grade bonds
0-6 months	$6,277	$194	3,013	$104	$29	39	$172	$170	15	$6,553	$393	3,067
7-11 months	1,015	59	436	378	131	8	-	-	1	1,393	190	445
12 months or more	1,702	125	359	122	34	25	25	15	9	1,849	174	393
Total	$8,994	$378	3,808	$604	$194	72	$197	$185	25	$9,795	$757	3,905
Total bonds
0-6 months	$66,604	$1,847	10,443	$180	$47	42	$182	$178	19	$66,966	$2,072	10,504
7-11 months	18,813	836	2,518	378	131	8	-	-	1	19,191	967	2,527
12 months or more	14,428	938	1,903	149	43	38	54	33	20	14,631	1,014	1,961
Total(e)	$99,845	$3,621	14,864	$707	$221	88	$236	$211	40	$100,788	$4,053	14,992

(a)  Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)  Represents the percentage by which fair value is less than cost at June 30, 2018.

(c)  For bonds, represents amortized cost.

(d)  The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)  Item count is by CUSIP by subsidiary.

AIG | Second Quarter 2018 Form 10-Q          141

ITEM 2 | Investments

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the three- and six-month periods ended June 30, 2018 was primarily attributable to decreases in the fair value of fixed maturity securities. For the six-month period ended June 30, 2018, net unrealized losses related to fixed maturity securities decreased by $8.0 billion due primarily to an increase in rates and a widening of credit spreads.

The change in net unrealized gains and losses on investments in the three- and six-month periods ended June 30, 2017 was primarily attributable to increases in the fair value of fixed maturity securities. For the six-month period ended June 30, 2017, net unrealized gains related to fixed maturity and equity securities increased by $3.3 billion due primarily to a decrease in rates and a narrowing of credit spreads.

For further discussion of our investment portfolio see also Note 5 to the Condensed Consolidated Financial Statements.

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Sales of fixed maturity securities	$(13)	$165	$(3)	$320
Sales of equity securities	-	81	16	82
Other-than-temporary impairments:
Severity	-	(2)	-	(2)
Change in intent	-	(7)	(49)	(8)
Foreign currency declines	(6)	-	(12)	(10)
Issuer-specific credit events	(30)	(55)	(62)	(112)
Adverse projected cash flows	-	(3)	-	(3)
Provision for loan losses	(26)	(24)	(50)	(18)
Foreign exchange transactions	(187)	74	(134)	233
Variable annuity embedded derivatives, net of related hedges	36	(204)	183	(593)
All other derivatives and hedge accounting	375	(94)	150	(81)
Impairments on investments in life settlements	-	(46)	-	(87)
Other	16	46	107	95
Net realized capital gains (losses)	$165	$(69)	$146	$(184)

We experienced net realized capital gains in the three- and six-month periods ended June 30, 2018 compared to losses in the same periods in the prior year due primarily to derivative gains compared to derivatives losses, which more than offset lower gains on the sales of securities and foreign exchange losses compared to gains in the prior year periods. Net realized capital gains in the three- and six-month periods ended June 30, 2018 were primarily related to derivative gains, which more than offset other-than-temporary impairment charges and foreign exchange losses.

Net realized capital losses in the three- and six-month periods ended June 30, 2017 were primarily related to derivative and hedge accounting losses, and impairments, which were higher than the foreign exchange gains and the gains recognized on the sales of securities.

Variable annuity embedded derivatives, net of related hedges, reflected gains in the three- and six-month periods ended June 30, 2018 compared to losses in the same periods in the prior year primarily due to changes in the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with guaranteed minimum withdrawal benefits (GMWB) embedded derivative, which are not hedged as part of our economic hedging program.

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

142          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business:

	June 30, 2018			December 31, 2017
	Net liability for	Reinsurance	Gross liability	Net liability	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	for unpaid	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	losses and	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation
(net of discount)	$5,450	$4,986	$10,436	$5,690	$4,974	$10,664
U.S. Excess Casualty	4,354	4,095	8,449	4,802	4,053	8,855
U.S. Other Casualty	4,782	4,862	9,644	5,149	4,793	9,942
U.S. Financial Lines	4,973	1,954	6,927	5,104	1,962	7,066
U.S. Property and Special risks	4,935	992	5,927	5,410	968	6,378
U.S. Personal Insurance	1,098	200	1,298	1,380	194	1,574
Europe Casualty and Financial Lines	6,860	1,254	8,114	6,986	1,156	8,142
Europe Property and Special risks	2,106	685	2,791	2,022	632	2,654
Europe and Japan Personal Insurance	2,267	378	2,645	2,348	349	2,697
Other product lines	5,848	2,630	8,478	5,804	2,307	8,111
Unallocated loss adjustment expenses	1,932	1,319	3,251	1,974	1,258	3,232
Total General Insurance	44,605	23,355	67,960	46,669	22,646	69,315

Legacy Portfolio - Run-off Lines:
U.S. Long Tail Insurance lines
(net of discount)	4,099	3,717	7,816	4,465	3,675	8,140
Other run-off product lines	176	68	244	153	65	218
Unallocated loss adjusted expenses	399	116	515	370	111	481
Total Legacy Portfolio - Run-off Lines	4,674	3,901	8,575	4,988	3,851	8,839

Other Operations (Blackboard)	28	150	178	28	211	239

Total	$49,307	$27,406	$76,713	$51,685	$26,708	$78,393

*    Includes loss reserve discount of $2.0 billion and $1.8 billion for the three-month period ended June 30, 2018 and year ended December 31, 2017, respectively. For discussion of loss reserve discount see Note 9 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2018 Form 10-Q          143

ITEM 2 |  Insurance Reserves

PRIOR YEAR DEVELOPMENT

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
General Insurance:
North America*	$(54)	$4	$(132)	$(74)
International	(7)	54	(37)	156
Total General Insurance	$(61)	$58	$(169)	$82
Legacy Portfolio - Run-off Lines	(2)	(2)	(4)	(16)
Total prior year (favorable) unfavorable development	$(63)	$56	$(173)	$66

*    Includes the amortization attributed to the deferred gain at inception from the NICO adverse development reinsurance agreement of $57 million and $62 million for the three-month periods ended June 30, 2018 and 2017, respectively and $119 million and $103 million for the six-month periods ended June 30, 2018 and 2017, respectively. Consistent with our definition of APTI, prior year development excludes the portion of (favorable)/ unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(19) million and $273 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $(10) million and $284 million for the six-month periods ended June 30, 2018 and 2017, respectively. The related changes in amortization of the deferred gain were $13 million and $20 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $(10) million and $17 million for the six-month periods ended June 30, 2018 and 2017, respectively.

Net Loss Development

In the three- and six month periods ended June 30, 2018 we recognized favorable prior year loss reserve development of $63 million and $173 million, respectively. For North America, the favorable development in the current period was primarily driven by amortization of the deferred gain from the adverse development reinsurance agreement with NICO and favorable development on prior year catastrophes in U.S. Property and Special Risks business. This was partially offset by adverse development in U.S. Personal Insurance. For International, the favorable development was driven by Europe and Japan Personal Insurance, partially offset by Non-European Financial Lines. For the Legacy General Insurance Run-Off Lines, we recognized $150 million of adverse development in pre-1986 environmental liability entirely offset by favorable development in casualty policies relating to the trucking business, with smaller favorable contributions from runoff medical malpractice and post-1986 environmental liability. The adverse development in pre-1986 environmental liability was driven by increasing severity of claims from excess casualty policies.

In the three- and six-month periods ended June 30, 2017, we recognized unfavorable prior year loss reserve development of $56 million and $66 million, respectively. This unfavorable development was primarily a result of the following:

•     Higher than expected losses for U.S. Other Casualty – we observed unfavorable claim experience within primary general liability segments, particularly due to construction defects and multi-year construction projects that cover all contractors on the site (wrap business), along with other large individual claims with nearly all of the unfavorable development coming from accident years 2015 and prior and roughly one-third from accident years 2006 and prior.

•     Unfavorable development in U.S. Excess Casualty was driven by continued unfavorable claim experience in the construction defects and wrap business primarily from accident years 2006 and prior.

•     Higher than expected losses in Europe Property and Special Risks were driven by unexpected development on several large claims including aviation, marine and trade credit primarily from accident year 2016.

In addition in the first quarter of 2017, we increased our loss reserves by $102 million as a result of the decision made by the UK Ministry of Justice to reduce the discount rate applied to lump-sum bodily injury payouts, known as the Ogden rate. This change primarily impacted the Europe Casualty and Financial Lines. These prior year loss reserve increases were partially offset by the recognition of the amortization of the deferred gain from the adverse development reinsurance agreement with NICO in North America.

144          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Insurance Reserves

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended June 30, 2018
(in millions)	Total	2017	2016 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(25)	$-	$(25)
U.S. Excess casualty	(15)	-	(15)
U.S. Other casualty	-	22	(22)
U.S. Financial lines	(10)	(1)	(9)
U.S. Property and special risks	(51)	(53)	2
U.S. Personal insurance	42	46	(4)
Other product lines	5	4	1
Total General Insurance North America	$(54)	$18	$(72)
General Insurance International:
Europe casualty and financial lines	$-	$(1)	$1
Europe property and special risks	(5)	(10)	5
Europe and Japan Personal insurance	(23)	(29)	6
Other product lines	21	15	6
Total General Insurance International	$(7)	$(25)	$18

Legacy Portfolio - Run-off Lines	(2)	46	(48)

Total prior year (favorable) unfavorable development	$(63)	$39	$(102)

Three Months Ended June 30, 2017
(in millions)	Total	2016	2015 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(20)	$-	$(20)
U.S. Excess casualty	10	12	(2)
U.S. Other casualty	37	(3)	40
U.S. Financial lines	(10)	-	(10)
U.S. Property and special risks	4	(2)	6
U.S. Personal insurance	(14)	(7)	(7)
Other product lines	(3)	(8)	5
Total General Insurance North America	$4	$(8)	$12
General Insurance International:
Europe casualty and financial lines	$(3)	$(17)	$14
Europe property and special risks	54	47	7
Europe and Japan Personal insurance	7	(2)	9
Other product lines	(4)	9	(13)
Total General Insurance International	$54	$37	$17

Legacy Portfolio - Run-off Lines	(2)	29	(31)

Total prior year (favorable) unfavorable development	$56	$58	$(2)

AIG | Second Quarter 2018 Form 10-Q          145

ITEM 2 |  Insurance Reserves

Six Months Ended June 30, 2018
(in millions)	Total	2017	2016 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(45)	$-	$(45)
U.S. Excess casualty	(30)	-	(30)
U.S. Other casualty	(17)	21	(38)
U.S. Financial lines	(22)	(3)	(19)
U.S. Property and special risks	(120)	(116)	(4)
U.S. Personal insurance	99	102	(3)
Other product lines	3	5	(2)
Total General Insurance North America	$(132)	$9	$(141)
General Insurance International:
Europe casualty and financial lines	$1	$-	$1
Europe property and special risks	(2)	(13)	11
Europe and Japan Personal insurance	(63)	(44)	(19)
Other product lines	27	27	-
Total General Insurance International	$(37)	$(30)	$(7)

Legacy Portfolio - Run-off Lines	(4)	43	(47)

Total prior year (favorable) unfavorable development	$(173)	$22	$(195)

Six Months Ended June 30, 2017
(in millions)	Total	2016	2015 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(33)	$-	$(33)
U.S. Excess casualty	(11)	12	(23)
U.S. Other casualty	21	(8)	29
U.S. Financial lines	(5)	1	(6)
U.S. Property and special risks	(41)	(32)	(9)
U.S. Personal insurance	(18)	(17)	(1)
Other product lines	13	(5)	18
Total General Insurance North America	$(74)	$(49)	$(25)
General Insurance International:
Europe casualty and financial lines	$96	$4	$92
Europe property and special risks	80	76	4
Europe and Japan Personal insurance	7	(6)	13
Other product lines	(27)	(15)	(12)
Total General Insurance International	$156	$59	$97

Legacy Portfolio - Run-off Lines	(16)	29	(45)

Total prior year (favorable) unfavorable development	$66	$39	$27

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

146          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Insurance Reserves

For a description of AIG’s catastrophe reinsurance protection for 2018, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – General Insurance Companies’  Key Risks – Natural Catastrophe Risk in our 2017 Annual Report.

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of June 30, 2018 and as of December 31, 2017, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	June 30,	December 31,
(in millions)	2018	2017
Gross Covered Losses
Covered reserves before discount	$24,374	$26,654
Inception to date losses paid	17,058	14,788
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,432	$16,442

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,146	$13,153
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,958	2,965
Discount on ceded losses(a)	(1,647)	(1,539)
Pre-tax deferred gain before amortization	1,311	1,426
Inception to date amortization of deferred gain at inception	(347)	(228)
Inception to date amortization attributed to changes in deferred gain(b)	(7)	(31)
Deferred gain liability reflected in AIG's balance sheet	$957	$1,167

(a)            For the period from inception to June 30, 2018, the accretion of discount and a reduction in effective interest rates was offset by changes in estimates of the amount and timing of future recoveries under the Adverse Development Reinsurance Agreement.

(b) Excluded from our definition of APTI.

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Balance at beginning of year net of discount	$1,013	$968	$1,167	$-
Gain at inception	-	-	-	1,116
Unfavorable prior year reserve development ceded to NICO(a)	(15)	273	(7)	284
Amortization attributed to deferred gain at inception(b)	(57)	(62)	(119)	(103)
Amortization attributed to changes in deferred gain(c)	(4)	(10)	24	(12)
Changes in discount on ceded loss reserves	20	108	(108)	(8)
Balance at end of period, net of discount	$957	$1,277	$957	$1,277

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

AIG | Second Quarter 2018 Form 10-Q          147

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

148          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Insurance Reserves

The following table presents a reconciliation between the fair value of the U.S. GAAP embedded derivatives and the value of our economic hedge target:

	June 30,	December 31,
(in millions)	2018	2017
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$1,332	$1,994
Exclude non-performance risk adjustment	(1,876)	(1,947)
Embedded derivative liability, excluding NPA	3,208	3,941
Adjustments for risk margins and differences in valuation	(1,458)	(1,557)
Economic hedge target liability	$1,750	$2,384

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

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Change in fair value of embedded derivatives, excluding NPA	$373	$(19)	$924	$572
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities	(37)	80	(114)	91
Interest rate derivative contracts	(184)	213	(590)	30
Equity derivative contracts	(154)	(259)	(80)	(668)
Change in fair value of variable annuity hedging portfolio	(375)	34	(784)	(547)
Change in fair value of embedded derivatives excluding NPA, net of hedging portfolio	(2)	15	140	25
Change in fair value of embedded derivatives due to NPA spread	100	(218)	172	(403)
Change in fair value of embedded derivatives due to change in NPA volume	(99)	79	(243)	(124)
Total change due to NPA	1	(139)	(71)	(527)
Net impact on pre-tax income (loss)	$(1)	$(124)	$69	$(502)

By Consolidated Income Statement line
Net Investment Income	$(37)	$80	$(114)	$91
Net Realized capital gains (losses)	36	(204)	183	(593)
Net Impact on pre-tax income (loss)	$(1)	$(124)	$69	$(502)

The net impact on pre-tax income from the GMWB and related hedges in the three-month period ended June 30, 2018 (excluding related DAC amortization) was insignificant as gains from the impact of widening credit spreads on the NPA were substantially offset by the impact on NPA volume of lower expected GMWB payments, driven by higher interest rates. The net impact on pre-tax income from the GMWB and related hedges in the six-month period ended June 30, 2018 was primarily driven by gains from the impact of widening credit spreads on the NPA spread, higher interest rates and equity market volatility, partially offset by the impact on NPA volume of lower expected GMWB payments, driven by higher interest rates. The net impact on pre-tax income from the GMWB and related hedges in the three- and six-month periods ended June 30, 2017 was primarily driven by losses from the impact of tightening

AIG | Second Quarter 2018 Form 10-Q          149

ITEM 2 |  Insurance Reserves

credit spreads on the NPA spread in both periods, and the impact on the NPA volume of lower expected GMWB payments in the six-month period ended June 30, 2017, driven by higher equity markets.

The change in the fair value of embedded derivatives, excluding NPA, in the three- and six-month periods ended June 30, 2018 reflected gains from equity market volatility and reductions in risk margins due to higher interest rates, substantially offset by losses from the related hedging portfolio in the three-month period ended June 30, 2018. In the six-month period ended June 30, 2018, fair value gains on embedded derivatives, excluding NPA, was not fully offset by fair value losses on the related hedging portfolio. The change in the fair value of embedded derivatives excluding NPA in the three- and six-month periods ended June 30, 2017 was largely offset by the related hedging portfolio.

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

Change in Economic Hedge Target

The decrease in the economic hedge target liability in the first half of 2018 was primarily due to widening credit spreads, higher interest rates and equity market volatility.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivatives, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

•       Changes in the fair value of fixed maturity securities, primarily corporate bonds for which the fair value option has been elected, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the three- and six-month periods ended June 30, 2018 reflected losses due to increases in interest rates and widening of credit spreads, while the three- and six-month periods ended June 30, 2017 reflected gains, due to tightening of credit spreads. The change in the fair value of the hedging bonds, which is excluded from the adjusted pre-tax income of the Individual Retirement and Group Retirement segments, is reported in net investment income on the Consolidated Statements of Income (Loss).

•       Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in net losses driven by higher interest rates in the three- and six-month periods ended June 30, 2018 compared to net gains from interest rate declines in the same periods in the prior year.

•       The change in the fair value of equity derivative contracts, which included futures and options, reflected lower losses in the three- and six-month periods ended June 30, 2018 compared to the same periods in the prior year, which varied based on the relative change in equity market returns in the respective periods.

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies, excluding DAC of the Legacy Portfolio:

Six Months Ended June 30,
(in millions)	2018	2017
Balance, beginning of year	$7,637	$7,571
Acquisition costs deferred	544	480
Amortization expense:
Related to realized capital gains and losses	(27)	109
All other operating amortization	(471)	(427)
Increase (decrease) in DAC due to foreign exchange	(10)	14
Change related to unrealized depreciation (appreciation) of investments	831	(104)
Balance, end of period*	$8,504	$7,643

*   DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $9.0 billion and $8.6 billion at June 30, 2018 and 2017, respectively.

150          AIG | Second Quarter 2018 Form 10-Q

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

Market interest rates increased in the six-month period ended June 30,2018, which resulted in a $6.7 billion decrease in the unrealized appreciation of fixed maturity securities held to support businesses in the Life and Retirement companies at June 30, 2018 compared to December 31, 2017. At June 30, 2018, the shadow Investment-Oriented Adjustments reflected increases in DAC and unearned revenues and a decrease in future policy benefit liabilities compared to December 31, 2017, while the shadow Loss Adjustments reflected a decrease in future policy benefit liabilities.

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policy funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Individual Retirement
Balance at beginning of period, gross	$137,244	$131,624	$138,571	$129,321
Premiums and deposits	3,422	2,892	7,780	6,274
Surrenders and withdrawals	(3,607)	(2,762)	(6,737)	(5,636)
Death and other contract benefits	(864)	(821)	(1,764)	(1,624)
Subtotal	(1,049)	(691)	(721)	(986)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	664	1,887	(1,274)	4,264
Cost of funds*	377	381	755	763
Other reserve changes	(102)	10	(197)	(151)
Balance at end of period	137,134	133,211	137,134	133,211
Reinsurance ceded	(322)	(333)	(322)	(333)
Total Individual Retirement insurance reserves and mutual fund assets	$136,812	$132,878	$136,812	$132,878
Group Retirement
Balance at beginning of period, gross	$96,754	$90,958	$97,306	$88,622
Premiums and deposits	2,345	1,802	4,417	3,842
Surrenders and withdrawals	(2,638)	(1,835)	(5,105)	(4,123)
Death and other contract benefits	(166)	(148)	(317)	(282)
Subtotal	(459)	(181)	(1,005)	(563)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	982	1,593	712	4,037
Cost of funds*	271	279	541	553
Other reserve changes	-	-	(6)	-
Balance at end of period	97,548	92,649	97,548	92,649
Total Group Retirement insurance reserves and mutual fund assets	$97,548	$92,649	$97,548	$92,649

AIG | Second Quarter 2018 Form 10-Q          151

ITEM 2 |  Insurance Reserves

Life Insurance
Balance at beginning of period, gross	$19,706	$18,533	$19,424	$18,397
Premiums and deposits	892	884	1,776	1,740
Surrenders and withdrawals	(140)	(136)	(314)	(294)
Death and other contract benefits	(110)	(159)	(206)	(290)
Subtotal	642	589	1,256	1,156
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(295)	(229)	(542)	(433)
Cost of funds*	94	93	189	188
Other reserve changes	(500)	(292)	(680)	(614)
Balance at end of period	19,647	18,694	19,647	18,694
Reinsurance ceded	(1,050)	(1,075)	(1,050)	(1,075)
Total Life Insurance reserves	$18,597	$17,619	$18,597	$17,619
Institutional Markets
Balance at beginning of period, gross	$19,579	$15,815	$18,580	$15,385
Premiums and deposits	652	150	2,115	723
Surrenders and withdrawals	(484)	(564)	(1,006)	(763)
Death and other contract benefits	(168)	(108)	(275)	(203)
Subtotal	-	(522)	834	(243)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	16	47	77	103
Cost of funds*	84	62	156	120
Other reserve changes	15	43	47	80
Balance at end of period	19,694	15,445	19,694	15,445
Reinsurance ceded	(43)	(3)	(43)	(3)
Total Institutional Markets reserves	$19,651	$15,442	$19,651	$15,442
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$273,283	$256,930	$273,881	$251,725
Premiums and deposits	7,311	5,728	16,088	12,579
Surrenders and withdrawals	(6,869)	(5,297)	(13,162)	(10,816)
Death and other contract benefits	(1,308)	(1,236)	(2,562)	(2,399)
Subtotal	(866)	(805)	364	(636)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	1,367	3,298	(1,027)	7,971
Cost of funds*	826	815	1,641	1,624
Other reserve changes	(587)	(239)	(836)	(685)
Balance at end of period	274,023	259,999	274,023	259,999
Reinsurance ceded	(1,415)	(1,411)	(1,415)	(1,411)
Total insurance reserves and mutual fund assets	$272,608	$258,588	$272,608	$258,588

*    Excludes amortization of deferred sales inducements.

Insurance reserves of Life and Retirement, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	June 30,	December 31,
(in millions)	2018	2017
Future policy benefits	$13,847	$13,592
Policyholder contract deposits	134,273	130,735
Other policy funds	452	401
Separate account liabilities	88,815	90,819
Total insurance reserves*	237,387	235,547
Mutual fund assets	36,636	38,334
Total insurance reserves and mutual fund assets	$274,023	$273,881

*    Excludes reserves related to the Legacy Portfolio.

152          AIG | Second Quarter 2018 Form 10-Q

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

AIG | Second Quarter 2018 Form 10-Q          153

ITEM 2 |  Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES ACTIVITY FOR the Six Months Ended june 30, 2018

Sources

AIG Parent Funding from Subsidiaries(a)

During the six-month period ended June 30, 2018, AIG Parent received $2.1 billion in dividends from subsidiaries. Of this amount, $825 million consisted of dividends in the form of cash and fixed maturity securities from our General Insurance companies, $1.2 billion consisted of dividends and loan repayments in the form of cash from our Life and Retirement companies and $21 million consisted of dividends in the form of cash from our Other category.

AIG Parent also received a net amount of  $819 million in tax sharing payments in the form of cash from our insurance businesses in the six-month period ended June 30, 2018, including $441 million of such payments in the second quarter of 2018.  The tax sharing payments may be subject to adjustment in future periods.

Debt Issuance

In March 2018, we issued $750 million aggregate principal amount of 4.200% Notes Due 2028; $1.0 billion aggregate principal amount of 4.750% Notes Due 2048; and $750 million aggregate principal amount of 5.750% Fixed-To-Floating Rate Series A-9 Junior Subordinated Debentures Due 2048 (Junior Subordinated Debentures). We used the net proceeds from these offerings for general corporate purposes, including funding a portion of the consideration for the acquisition of Validus.

Uses(b)

Debt Reduction

In May 2018,  we redeemed all of our outstanding 8.000% Series A-7 Junior Subordinated Debentures and 8.625% Series A-8 Junior Subordinated Debentures in each case for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, for approximately $15 million and $7 million, respectively.

We also made other repurchases of and repayments on debt instruments of approximately $2.0 billion during the six-month period ended June 30, 2018. AIG Parent made interest payments on our debt instruments totaling $478 million during the six-month period ended June 30, 2018.

Dividend

We paid a cash dividend of $0.32 per share on AIG Common Stock during each of the first and second quarters of 2018 totaling $575 million over both quarters.

Repurchase of Common Stock(c)

We repurchased approximately 12 million shares of AIG Common Stock during the six-month period ended June 30, 2018, for an aggregate purchase price of approximately $646 million.

(a)  In July 2018, we received approximately $210 million in additional dividends in the form of cash and fixed maturity securities from our General Insurance companies. These dividends had been declared during the second quarter of 2018.

(b) On July 18, 2018, we completed our acquisition of Validus for approximately $5.5 billion in cash. For additional information, see Liquidity and Capital Resources of AIG Parent and Subsidiaries.

(c) Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from July 1 to August 2, 2018, we repurchased approximately $149 million of additional shares of AIG Common Stock.

154          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statements of Cash Flows:

Six Months Ended June 30,
(in millions)	2018	2017
Sources:
Net cash provided by other investing activities	$-	$14,725
Changes in policyholder contract balances	3,855	999
Issuance of long-term debt	3,504	2,221
Total sources	7,359	17,945
Uses:
Net cash used in operating activities	(340)	(9,036)
Net cash used in other investing activities	(1,470)	-
Repayments of long-term debt	(1,959)	(1,606)
Purchases of AIG Common Stock	(646)	(6,000)
Dividends paid	(575)	(597)
Net cash used in other financing activities	(2,756)	(44)
Total uses	(7,746)	(17,283)
Effect of exchange rate changes on cash and restricted cash	30	(25)
Increase (decrease) in cash and restricted cash	$(357)	$637

The following table presents a summary of AIG’s Consolidated Statement of Cash Flows:

Six Months Ended June 30,
(in millions)	2018	2017
Summary:
Net cash provided by (used in) operating activities	$(340)	$(9,036)
Net cash provided by (used in) investing activities	(1,470)	14,725
Net cash provided by (used in) financing activities	1,423	(5,027)
Effect of exchange rate changes on cash and restricted cash	30	(25)
Increase (decrease) in cash and restricted cash	(357)	637
Cash and restricted cash at beginning of year	2,737	2,107
Change in cash of businesses held for sale	-	66
Cash and restricted cash at end of period	$2,380	$2,810

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $664 million in the six-month period ended June 30, 2018 compared to $682 million in the same period in the prior year. Excluding interest payments, AIG had operating cash inflows of $324 million in the six-month period ended June 30, 2018 compared to operating cash outflows of $8.4 billion in the same period in the prior year. The operating cash outflow in the six-month period ended June 30, 2017 was primarily due to payment for the adverse development reinsurance agreement entered into with NICO.

AIG | Second Quarter 2018 Form 10-Q          155

ITEM 2 |  Liquidity and Capital Resources

Investing Cash Flow Activities

Net cash used in investing activities in the six-month period ended June 30, 2018 was $1.5 billion compared to investing cash inflows of $14.7 billion in the six-month period ended June 30, 2017. The six-month period ended June 30, 2017 included sales of certain investments to fund the adverse development reinsurance agreement entered into with NICO.

Financing Cash Flow Activities

Net cash provided by financing activities in the six-month period ended June 30, 2018 reflected:

•     approximately $575 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first and second quarters of 2018;

•     approximately $646 million to repurchase approximately 12 million shares of AIG Common Stock; and

•     approximately $1.5 billion in net inflows from the issuance and repayment of long-term debt.

Net cash used in financing activities in the six-month period ended June 30, 2017 reflected:

•     approximately $597 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first and second quarters of 2017;

•     approximately $6.0 billion to repurchase approximately 95 million shares of AIG Common Stock; and

•     approximately $615 million in net inflows from the issuance and repayment of long-term debt.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of June 30, 2018, AIG Parent had approximately $13.8 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

156          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	June 30, 2018	December 31, 2017
Cash and short-term investments(a)	$6,152	$2,114
Unencumbered fixed maturity securities(b)	3,124	5,172
Total AIG Parent liquidity	9,276	7,286
Available capacity under syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$13,776	$11,786

(a)  Cash and short-term investments include reverse repurchase agreements totaling $2.8 billion and $1.7 billion as of June 30, 2018 and December 31, 2017, respectively.

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

Closing of Validus Acquisition

On July 18, 2018, we completed our acquisition of Validus for approximately $5.5 billion in cash from AIG Parent. Following the consummation of the acquisition, AIG executed a guarantee, dated July 26, 2018, with respect to Validus’ outstanding Series A Preference Shares and Series B Preference Shares (together, the Preference Shares), pursuant to which AIG provided a full and unconditional guarantee of Validus’ obligations with respect to the Preference Shares. In addition, AIG executed a guarantee, dated July 26, 2018, with respect to Validus’ aggregate outstanding 8.875% Senior Notes due 2040 (the Notes), pursuant to which AIG provided a full and unconditional guarantee of Validus’ obligations with respect to the Notes. AIG also entered into certain letter of credit agreements in support of the Validus companies.

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

Certain of our U.S. insurance companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had no outstanding borrowings from the FHLBs at June 30, 2018 and had outstanding borrowings in an aggregate amount of approximately $190 million at December 31, 2017. Our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from the FHLBs at June 30, 2018 or December 31, 2017. In addition, $3.4 billion and $606 million were due to the FHLBs in the respective districts of our U.S. Life and Retirement companies at June 30, 2018  and December 31, 2017, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits.

AIG | Second Quarter 2018 Form 10-Q          157

ITEM 2 |  Liquidity and Capital Resources

Certain of our U.S. Life and Retirement companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $1.6 billion and $2.9 billion of securities subject to these agreements at June 30, 2018 and December 31, 2017, respectively, and $1.7 billion and $3.0 billion of liabilities to borrowers for collateral received at June 30, 2018 and December 31, 2017, respectively.

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

In February 2018, AIG Parent entered into a CMA with DSA Re. Among other things, the CMA provides that AIG Parent will maintain available statutory capital and surplus of DSA Re’s long term business fund and its general business account at or above a stress threshold percentage of its projected enhanced capital requirement in respect of the applicable fund, as defined under Bermuda law. As of June 30, 2018, the stress threshold percentage under this CMA was 125 percent.

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions.  These financial institutions issue letters of credit from time to time to certain of our General Insurance companies for insurance regulatory and reinsurance collateral purposes or for capital support, and the total outstanding amount of issued letters of credit for these purposes was approximately $2.4 billion at June 30, 2018. Letters of credit issued in support of the Life and Retirement companies totaled approximately $911 million at June 30, 2018. Letters of credit issued in support of DSA Re totaled $550 million at June 30, 2018.

During 2016, we created a new Switzerland-domiciled international holding company, AIG International Holdings, GmbH (AIGIH), which is intended to be the ultimate holding company for all of our international entities. This international holding company structure is part of our ongoing efforts to simplify our organizational structure, and is expected to facilitate the optimization of our international capital strategy from both a regulatory and a tax perspective. Through August 2, 2018, substantially all of our international operations have been transferred to AIGIH. We will continue to monitor our international holding company structure in light of regulatory, tax and other developments, to ensure that this strategy continues to be effective.

In the six-month period ended June 30, 2018, our General Insurance companies paid approximately $825 million in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. government and government-sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

In the six-month period ended June 30, 2018, our Life and Retirement companies collectively paid a total of $1.2 billion in dividends and loan repayments in the form of cash to AIG Parent.

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

As of June 30, 2018, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

158          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

June 30, 2018		Payments due by Period
	Total	Remainder of	2019 -	2021 -
(in millions)	Payments	2018	2020	2022	2023	Thereafter
Insurance operations
Loss reserves	$78,668	$17,848	$22,582	$12,620	$4,124	$21,494
Insurance and investment contract liabilities	242,595	10,201	31,249	29,177	13,323	158,645
Borrowings	988	-	119	227	-	642
Interest payments on borrowings	877	25	99	99	50	604
Other long-term obligations	-	-	-	-	-	-
Total	$323,128	$28,074	$54,049	$42,123	$17,497	$181,385
Other
Borrowings	$25,269	$627	$2,639	$3,250	$1,747	$17,006
Interest payments on borrowings	16,032	743	2,083	1,808	824	10,574
Other long-term obligations	431	45	180	171	1	34
Total	$41,732	$1,415	$4,902	$5,229	$2,572	$27,614
Consolidated
Loss reserves	$78,668	$17,848	$22,582	$12,620	$4,124	$21,494
Insurance and investment contract liabilities	242,595	10,201	31,249	29,177	13,323	158,645
Borrowings	26,257	627	2,758	3,477	1,747	17,648
Interest payments on borrowings	16,909	768	2,182	1,907	874	11,178
Other long-term obligations(a)	431	45	180	171	1	34
Total(b)	$364,860	$29,489	$58,951	$47,352	$20,069	$208,999

(a)  Primarily includes contracts to purchase future services and other capital expenditures.

(b)  Does not reflect unrecognized tax benefits of $4.7 billion. For additional information see Note 14 to the Condensed Consolidated Financial Statements.

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

AIG | Second Quarter 2018 Form 10-Q          159

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

June 30, 2018		Amount of Commitment Expiring
	Total Amounts	Remainder	2019 -	2021 -
(in millions)	Committed	of 2018	2020	2022	2023	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$114	$101	$2	$-	$-	$11
Guarantees of indebtedness	61	61	-	-	-	-
All other guarantees(a)	2	-	-	2	-	-
Commitments:
Investment commitments(b)	3,063	1,822	980	234	-	27
Commitments to extend credit	2,808	1,986	363	307	74	78
Letters of credit	6	3	3	-	-	-
Total(c)	$6,054	$3,973	$1,348	$543	$74	$116
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	85	85	-	-	-	-
Guarantees of indebtedness	1	1	-	-	-	-
All other guarantees	77	-	28	28	14	7
Commitments:
Investment commitments(b)	272	16	16	79	67	94
Commitments to extend credit(e)	-	-	-	-	-	-
Letters of credit	16	16	-	-	-	-
Total(c)(f)	$525	$118	$44	$107	$81	$175
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	199	186	2	-	-	11
Guarantees of indebtedness	62	62	-	-	-	-
All other guarantees(a)	79	-	28	30	14	7
Commitments:
Investment commitments(b)	3,335	1,838	996	313	67	121
Commitments to extend credit(e)	2,808	1,986	363	307	74	78
Letters of credit	22	19	3	-	-	-
Total(c)(f)	$6,579	$4,091	$1,392	$650	$155	$291

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

160          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

(e) Previously included a senior unsecured revolving credit facility of up to $200 million between AerCap Ireland Capital Designated Activity Company, as borrower, and AIG Parent, as lender (the AerCap Credit Facility). AerCap Ireland Capital Designated Activity Company elected to terminate the AerCap Credit Facility, effective June 13, 2018.

(f)  Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2018 is expected to be approximately $27 million for U.S. and non-U.S. plans.

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

AIG | Second Quarter 2018 Form 10-Q          161

ITEM 2 |  Liquidity and Capital Resources

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Six Months Ended June 30, 2018	December 31,		and	Foreign	Other		June 30,
(in millions)	2017	Issuances	Repayments	Exchange	Changes		2018
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,339	$1,729	$(1,107)	$(77)	$14		$20,898
Junior subordinated debt	841	743	(22)	(8)	-		1,554
AIG Japan Holdings Kabushiki Kaisha	334	-	-	12	-		346
AIGLH notes and bonds payable	281	-	-	-	-		281
AIGLH junior subordinated debt	361	-	-	-	-		361
Total AIG general borrowings	22,156	2,472	(1,129)	(73)	14		23,440
AIG borrowings supported by assets:(a)
MIP notes payable	356	-	(184)	9	-		181
Series AIGFP matched notes and bonds payable	21	-	-	-	-		21
GIAs, at fair value	2,707	80	(236)	-	(78)	(b)	2,473
Notes and bonds payable, at fair value	181	-	(35)	-	(4)	(b)	142
Total AIG borrowings supported by assets	3,265	80	(455)	9	(82)		2,817
Total debt issued or guaranteed by AIG	25,421	2,552	(1,584)	(64)	(68)		26,257
Debt not guaranteed by AIG:
Other subsidiaries' notes, bonds, loans and
mortgages payable(c)	190	-	(190)	-	-		-
Debt of consolidated investments(d)	6,029	952	(250)	39	757	(e)	7,527
Total debt not guaranteed by AIG	6,219	952	(440)	39	757		7,527
Total debt	$31,640	$3,504	$(2,024)	$(25)	$689		$33,784

(a)  AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.9 billion and $2.0 billion at  June 30, 2018 and December 31, 2017, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  Includes primarily borrowings with Federal Home Loan Banks by our U.S. insurance companies.  These borrowings are short term in nature and related activity is presented net of issuances and maturities and repayments.

(d)  At June 30, 2018, includes debt of consolidated investment vehicles related to real estate investments of $2.9 billion, affordable housing partnership investments of $1.9 billion and other securitization vehicles of $2.7 billion. At December 31, 2017, includes debt of consolidated investment vehicles related to real estate investments of $2.5 billion, affordable housing partnership investments of $1.8 billion and other securitization vehicles of $1.7 billion.

(e)  Includes the effect of consolidating previously unconsolidated partnerships.

162          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at June 30, 2018 of AIG (excluding $7.5 billion of borrowings of consolidated investments) for the next four quarters:

	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter
(in millions)	2018	2018	2019	2019	Total
AIG general borrowings	$-	$-	$-	$-	$-
AIG borrowings supported by assets	485	142	18	18	663
Other subsidiaries' notes, bonds, loans and
mortgages payable	-	-	-	-	-
Total	$485	$142	$18	$18	$663

AIG | Second Quarter 2018 Form 10-Q          163

ITEM 2 |  Liquidity and Capital Resources

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $7.5 billion in borrowings of debt of consolidated investments:

June 30, 2018		Remainder	Year Ending
(in millions)	Total	of 2018	2019	2020	2021	2022	2023	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,898	$-	$999	$1,344	$1,496	$1,508	$1,636	$13,915
Junior subordinated debt	1,554	-	-	-	-	-	-	1,554
AIG Japan Holdings Kabushiki Kaisha	346	-	-	119	227	-	-	-
AIGLH notes and bonds payable	281	-	-	-	-	-	-	281
AIGLH junior subordinated debt	361	-	-	-	-	-	-	361
Total AIG general borrowings	23,440	-	999	1,463	1,723	1,508	1,636	16,111
AIG borrowings supported by assets:
MIP notes payable	181	181	-	-	-	-	-	-
Series AIGFP matched notes and
bonds payable	21	-	-	-	-	-	-	21
GIAs, at fair value	2,473	356	266	30	200	46	111	1,464
Notes and bonds payable, at fair value	142	90	-	-	-	-	-	52
Total AIG borrowings supported by assets	2,817	627	266	30	200	46	111	1,537
Total debt issued or guaranteed by AIG	26,257	627	1,265	1,493	1,923	1,554	1,747	17,648
Other subsidiaries notes, bonds, loans
and mortgages payable	-	-	-	-	-	-	-	-
Total	$26,257	$627	$1,265	$1,493	$1,923	$1,554	$1,747	$17,648

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of July 27, 2018. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

164          AIG | Second Quarter 2018 Form 10-Q

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

FINANCIAL STRENGTH Ratings

Financial Strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy.  The following table presents the ratings of our significant insurance subsidiaries as of July 27, 2018.

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

Dividends and Repurchases of AIG Common Stock

On February 8, 2018, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2018 to shareholders of record on March 15, 2018. On May 2, 2018, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 28, 2018 to shareholders of record on June 14, 2018.  On August 2, 2018, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 28, 2018 to shareholders of record on September 17, 2018. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 11 to the Condensed Consolidated Financial Statements.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors approved an additional increase of $2.5 billion to the share repurchase authorization.  As of August 2, 2018, approximately $1.5 billion remained under the authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

During the six-month period ended June 30, 2018, we repurchased approximately 12 million shares of AIG Common Stock for an aggregate purchase price of approximately $646 million pursuant to this authorization. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from July 1 to August 2, 2018, we repurchased approximately $149 million of additional shares of AIG Common Stock.

AIG | Second Quarter 2018 Form 10-Q          165

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

166          AIG | Second Quarter 2018 Form 10-Q

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

AIG | Second Quarter 2018 Form 10-Q          167

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

168          AIG | Second Quarter 2018 Form 10-Q

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

We use a number of approaches to measure our market risk exposure, including:

Examples include:
Sensitivity analysis	measures the impact from a unit change in a market risk input

•     a one basis point increase in yield on fixed maturity securities,

•     a one basis point increase in credit spreads of fixed maturity securities, and

•     a one percent increase in prices of equity securities.

Scenario analysis	uses historical, hypothetical, or forward‑looking macroeconomic scenarios to assess and report exposures

•     a 100 basis point parallel shift in the yield curve, or

•     a 20 percent immediate and simultaneous decrease in world‑wide equity markets.

Scenarios may also utilize a stochastic framework to arrive at a probability distribution of losses.

Stress testing	a special form of scenario analysis in which the scenarios are designed to lead to a material adverse outcome	• the stock market crash of October 1987 or the widening of yields or spreads of RMBS or CMBS during 2008.

AIG | Second Quarter 2018 Form 10-Q          169

ITEM 2 | Enterprise Risk Management

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Balance Sheet Exposure				Economic Effect
	June 30,		December 31,		June 30,	December 31,
(dollars in millions)	2018		2017		2018	2017
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$236,747		$248,195		$(14,068)	$(14,998)
Mortgage and other loans receivable	30,846		28,799		(1,659)	(1,566)
Preferred stock	14		14		(1)	(1)
Derivatives:
Interest rate contracts	521		(29)		(1,102)	(1,343)
Equity contracts	272		501		33	36
Foreign exchange contracts	(49)		(416)		47	42
Credit contracts	(259)		(276)		-	-
Other contracts	13		17		-	-
Total interest rate sensitive assets	$268,105	(a)	$276,805	(a)	$(16,750)	$(17,830)
Interest rate sensitive liabilities:
Policyholder contract deposits:
Investment-type contracts	$118,309		$114,326		$(2,511)	$506
Variable annuity and other embedded
derivatives	3,509		4,148		(1,290)	(2,175)
Long-term debt(b)	25,269		24,445		(1,904)	(1,803)
Total interest rate sensitive liabilities	$147,087		$142,919		$(5,705)	$(3,472)
Sensitivity factor					20% decline in stock prices and value of
					derivatives and alternative investments
Derivatives:
Equity contracts(c)	$272		$501		$(54)	$(100)
Equity and alternative investments
exposure:
Real estate investments	8,879		8,258		(1,776)	(1,652)
Private equity	5,504		5,540		(1,101)	(1,108)
Hedge funds	4,988		5,768		(998)	(1,153)
Common equity	1,138		1,215		(228)	(243)
PICC Investment	524		549		(105)	(110)
Other investments	688		761		(137)	(152)
Total derivatives, equity and alternative
investments exposure	$21,993		$22,592		$(4,399)	$(4,518)
Policyholder contract deposits:
Variable annuity and other embedded
derivatives(c)	$3,509		$4,148		$639	$982
Total liability exposure	$3,509		$4,148		$639	$982
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Great Britain pound	$2,342		$2,026		$(234)	$(203)
Euro	1,063		1,349		(106)	(135)
Japanese yen	733		651		(73)	(65)
All other foreign currencies	2,320		2,533		(232)	(253)
Total foreign currency-denominated net
asset position(d)	$6,458		$6,559		$(645)	$(656)

170          AIG | Second Quarter 2018 Form 10-Q

ITEM 2 | Enterprise Risk Management

(a)  At June 30, 2018, the analysis covered $268.1 billion of $281.5 billion interest-rate sensitive assets. Excluded were $9.1 billion of loans. In addition, $4.3 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2017, the analysis covered $276.8 billion of $289.6 billion interest-rate sensitive assets. Excluded were $8.2 billion of loans. In addition, $4.6 billion of assets across various asset categories were excluded due to modeling limitations.

(b)  At June 30, 2018, the analysis excluded $7.6 billion of long-term debt related to debt of consolidated investments, $643 million of AIGLH borrowings and $346 million of AIG Japan Holdings loans. At December 31, 2017, the analysis excluded $6.0 billion of long-term debt related to debt of consolidated investments, $642 million of AIGLH borrowings, $190 million of borrowings from the FHLB and $334 million of AIG Japan Holdings loans.

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

Our foreign currency-denominated net asset position at June 30, 2018, remained relatively flat compared to December 31, 2017.

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

AIG Parent liquidity risk tolerance levels are designed to allow us to meet our financial obligations for a minimum of six months under a liquidity stress scenario. We maintain liquidity limits and minimum coverage ratios designed to ensure that funding needs are met under varying stress conditions. If we project that we will breach these tolerances, we will assess and determine appropriate liquidity management actions. However, the market conditions in effect at that time may not permit us to achieve an increase in liquidity sources or a reduction in liquidity requirements.

AIG | Second Quarter 2018 Form 10-Q          171

ITEM 2 | Enterprise Risk Management

Risk Identification

The following sources of liquidity and funding risks could impact our ability to meet short-term financial obligations as they come due.

Market/Monetization Risk	Assets may not be readily transformed into cash due to unfavorable market conditions. Market liquidity risk may limit our ability to sell assets at reasonable values to meet liquidity needs.
Cash Flow Mismatch Risk	Discrete and cumulative cash flow mismatches or gaps over short-term horizons under both expected and adverse business conditions may create future liquidity shortfalls.
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

We use a number of approaches to measure our liquidity risk exposure, including:

Minimum Liquidity Limits	Minimum Liquidity Limits specify the amount of assets required to be maintained in order to meet obligations as they arise over a specified time horizon under stressed liquidity conditions.
Coverage Ratios

Coverage Ratios measure the adequacy of available liquidity sources, including the ability to monetize assets to meet the forecasted cash flows over a specified time horizon. The portfolio of assets is selected based on our ability to convert those assets into cash under the assumed stressed conditions and within the specified time horizon.

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

172          AIG | Second Quarter 2018 Form 10-Q

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

The Bermuda Monetary Authority (the BMA) regulates AIG’s operating (re)insurance subsidiaries in Bermuda.  The Insurance Act 1978 and its related regulations (as amended, the Insurance Act), as enforced by the BMA, impose a variety of requirements and restrictions on our Bermuda operating (re)insurance subsidiaries including:  the filing of annual statutory financial returns; the filing of annual GAAP financial statements; compliance with minimum enhanced capital requirements; compliance with the Insurance Code of Conduct; compliance with minimum solvency margins and liquidity ratios; limitations on dividends and distributions; preparation of an annual Financial Condition Report providing details of measures governing the business operations, corporate governance framework, solvency and financial performance; and restrictions on certain changes in control of regulated (re)insurers.

For updated information on the impact of the DOL Fiduciary Rule and the related regulatory developments regarding a standard of care for the sale of investment products and services, see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Standard of Care Developments.

In addition to the information set forth in this Quarterly Report on Form 10-Q, our regulatory status is also discussed in Part I, Item 1. Business – Regulation, Part I, Item 1A. Risk Factors – Regulation and Note 19 to the Consolidated Financial Statements in the 2017 Annual Report.

AIG | Second Quarter 2018 Form 10-Q          173

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

174          AIG | Second Quarter 2018 Form 10-Q

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

AIG | Second Quarter 2018 Form 10-Q          175

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

176          AIG | Second Quarter 2018 Form 10-Q

Acronyms

Acronyms

A&H Accident and Health Insurance	GMWB Guaranteed Minimum Withdrawal Benefits
ABS Asset-Backed Securities	ISDA International Swaps and Derivatives Association, Inc.
CDO Collateralized Debt Obligations	Moody's Moody's Investors’ Service Inc.
CDS Credit Default Swap	NAIC National Association of Insurance Commissioners
CMA Capital Maintenance Agreement	NM Not Meaningful
CMBS Commercial Mortgage-Backed Securities	OTC Over-the-Counter
EGPs Estimated gross profits	OTTI Other-Than-Temporary Impairment
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting principles generally accepted in the United States of America	SEC Securities and Exchange Commission
GMDB Guaranteed Minimum Death Benefits	URR Unearned revenue reserve
VIE Variable Interest Entity

AIG | Second Quarter 2018 Form 10-Q          177

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4 | Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that AIG’s disclosure controls and procedures were effective as of June 30, 2018.

There has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

178          AIG | Second Quarter 2018 Form 10-Q

Part II – Other Information

ITEM 1 | Legal Proceedings

For a discussion of legal proceedings see Note 10 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A | Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factor, as well as the other risk factors discussed in Part I, Item 1A. Risk Factors in our 2017 Annual Report.

Our recently acquired reinsurance business exposes us to certain risks, many of which are similar to risks in our existing property casualty insurance business. These risks include the difficulty of estimating ultimate net losses, loss expenses and loss reserves related to reinsurance products; exposure to the effects of natural and man-made catastrophic events; exposure to risks related to the potential concentration of certain reinsurance contracts; the difficulty of adequately pricing reinsurance contracts; and potential downgrades in the Insurer Financial Strength ratings of our reinsurance subsidiaries. These risks may have a material adverse effect on our consolidated results of operations, liquidity and financial condition.

For further discussion, see the following risk factors in Part I, Item 1A. Risk Factors in our 2017 Annual Report:

•         “Insurance liabilities are difficult to predict and may exceed the related reserves for losses and loss expenses”;

•         “Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events”;

•         “Concentration of our insurance and other risk exposures may have adverse effects”;

•         “Pricing for our products is subject to our ability to adequately assess risks and estimate losses”; and

•         “A downgrade in the Insurer Financial Strength ratings of our insurance companies could limit their ability to write or prevent them from writing new business and retaining customers and business.”

In addition, if our reinsurance liabilities increase, we may be required to post additional collateral for insurance company clients. The need to post this additional collateral, if significant enough, may require us to sell investments at a loss in order to provide securities of suitable credit quality or otherwise secure adequate capital at an unattractive cost. This could adversely impact our consolidated results of operations, liquidity and financial condition.

AIG | Second Quarter 2018 Form 10-Q          179

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock and warrants to purchase AIG Common Stock during the three months ended June 30, 2018:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
April 1 – 30	-	$-	-	$1,962
May 1 – 31	3,398,893	52.64	3,398,893	1,783
June 1 – 30(a)	3,094,654	54.38	3,094,654	1,612	(b)
Total(c)	6,493,547	$53.47	6,493,547	$1,612

(a)  During this period, we also repurchased 168,900 warrants to purchase shares of AIG Common Stock, at an average purchase price per warrant of $15.22, for an aggregate purchase price of $2 million.

(b)  Reflects the purchase of 168,900 warrants to purchase shares of AIG Common Stock, which reduced the dollar value of the remaining repurchase authorization.

(c)  On May 3, 2017, our Board of Directors authorized an additional increase of $2.5 billion to the share repurchase authorization.  As of August 2, 2018, approximately $1.5 billion remained under the authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

During the three-month period ended June 30, 2018, we repurchased approximately 6.5 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $348 million. We also repurchased 168,900 warrants to purchase shares of AIG Common Stock during the three-month period ended June 30, 2018 for an aggregate purchase price of $2 million. Pursuant to an Exchange Act Rule 10b5-1 plan, from July 1, 2018 to August 2, 2018, we have repurchased approximately $149 million of additional shares of AIG Common Stock and $1 million of warrants to purchase shares of AIG Common Stock.

ITEM 4 | Mine Safety Disclosures

Not applicable.

ITEM 5 | Other Information

For 2018, we modified our executive compensation program to reflect our commitment to long-term, sustainable, profitable growth.  Individual 2018 short-term incentive awards for the Executive Leadership Team (ELT) are based on metrics designed to emphasize business unit accountability and on an assessment of individual strategic and qualitative performance. Our 2018 long-term incentive (LTI) program for the ELT consists of performance share units (PSUs), restricted stock units (RSUs) and stock options (weighted 50 percent, 25 percent and 25 percent, respectively). PSUs will be earned over a three-year performance period based on a mix of operating metrics consisting of improvement in Combined Ratio, growth in Core Book Value per Share and Core Normalized Return on Equity.  In addition, annual LTI grant amounts for ELT members take into account an assessment of individual performance.

We were not required to disclose the information reported under this Item 5 in a report on Form 8-K during the period covered by this Form 10-Q. The information reported by us under this Item 5 is provided because we deem it to be of importance to our shareholders and would have otherwise reported such information under Item 7.01 of Form 8-K, “Regulation FD.”

180          AIG | Second Quarter 2018 Form 10-Q

ITEM 6 | Exhibits

Exhibit Index

Exhibit Number	Description	Location
4	(1) Certificate of Designations of 5.875% Non-Cumulative Preference Shares, Series A	Incorporated by reference to Exhibit 4.1 to Validus’ Current Report on Form 8-K filed with the SEC on June 13, 2016 (File No. 1-33606).
	(2) Form of share certificate evidencing 5.875% Non-Cumulative Preference Shares, Series A	Incorporated by reference to Exhibit 4.2 to Validus’ Current Report on Form 8-K filed with the SEC on June 13, 2016 (File No. 1-33606).
	(3) Form of depositary receipt for the 5.875% Non-Cumulative Preference Shares, Series A	Incorporated by reference to Exhibit 4.4 to Validus’ Current Report on Form 8-K filed with the SEC on June 13, 2016 (File No. 1-33606).
	(4) Certificate of Designations of 5.800% Non-Cumulative Preference Shares, Series B	Incorporated by reference to Exhibit 4.1 to Validus’ Current Report on Form 8-K filed with the SEC on June 20, 2017 (File No. 1-33606).
	(5) Form of share certificate evidencing 5.800% Non-Cumulative Preference Shares, Series B	Incorporated by reference to Exhibit 4.2 to Validus’ Current Report on Form 8-K filed with the SEC on June 20, 2017 (File No. 1-33606).
	(6) Form of depositary receipt for the 5.800% Non-Cumulative Preference Shares, Series B	Incorporated by reference to Exhibit 4.4 to Validus’ Current Report on Form 8-K filed with the SEC on June 20, 2017 (File No. 1-33606).
	(7) Guarantee, dated July 26, 2018, by AIG, relating to the Preference Shares	Incorporated by reference to Exhibit 4.2 to Validus’ Current Report on Form 8-K filed with the SEC on July 26, 2018 (File No. 1-33606).
	(8) Indenture, dated January 26, 2010, between Validus and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to Validus’ Current Report on Form 8-K filed with the SEC on January 26, 2010 (File No. 1-33606).
	(9) First Supplemental Indenture, dated January 26, 2010, between Validus and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.2 to Validus’ Current Report on Form 8-K filed with the SEC on January 26, 2010 (File No. 1-33606).
(10) Form of 8.875% Senior Note due 2040 (included in Exhibit 4.9)
	(11) Second Supplemental Indenture, dated July 26, 2018, between Validus and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to Validus’ Current Report on Form 8-K filed with the SEC on July 26, 2018 (File No. 1-33606).
	(12) Guarantee, dated July 26, 2018, by AIG, relating to the Notes	Incorporated by reference to Exhibit 4.3 to Validus’ Current Report on Form 8-K filed with the SEC on July 26, 2018 (File No. 1-33606).
11	Statement re: Computation of Per Share Earnings	Included in Note 12 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications*	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Equity for the three and six months ended  June 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended  June 30, 2018 and 2017 and (vi) the Notes to the Condensed Consolidated Financial Statements

Filed herewith.

*    This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

AIG | Second Quarter 2018 Form 10-Q          181

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SIDDHARTHA SANKARAN
Siddhartha Sankaran
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

/S/ ELIAS F. HABAYEB
Elias F. Habayeb
Senior Vice President – General Insurance and
Deputy Chief Financial Officer and
Group Controller
(Principal Accounting Officer)

Dated: August 3, 2018

182          AIG | Second Quarter 2018 Form 10-Q