Form 10-Q
period 2018-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2018-11-02
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018	Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 770-7000

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 29, 2018, there were 884,648,470 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

September 30, 2018

AIG | Third Quarter 2018 Form 10-Q          1

Part I – Financial Information

Item 1. | Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in millions, except for share data)	2018	2017
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2018 - $228,047; 2017 - $225,461)	$232,720	$238,992
Other bond securities, at fair value (See Note 6)	11,420	12,772
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2017 - $1,305)	-	1,708
Other common and preferred stock, at fair value (See Note 6)	1,443	589
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2018 - $0; 2017 - $5)	41,878	37,023
Other invested assets (portion measured at fair value: 2018 - $6,144; 2017 - $6,248)	19,739	20,822
Short-term investments, including restricted cash of 2018 - $28; 2017 - $58
(portion measured at fair value: 2018 - $3,633; 2017 - $2,615)	8,863	10,386
Total investments	316,063	322,292

Cash	2,741	2,362
Accrued investment income	2,524	2,356
Premiums and other receivables, net of allowance	12,238	10,248
Reinsurance assets, net of allowance	37,178	33,024
Deferred income taxes	15,088	14,033
Deferred policy acquisition costs	12,683	10,994
Other assets, including restricted cash of $354 in 2018 and $317 in 2017
(portion measured at fair value: 2018 - $950; 2017 - $922)	13,300	10,194
Separate account assets, at fair value	93,045	92,798
Total assets	$504,860	$498,301
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$81,959	$78,393
Unearned premiums	20,829	19,030
Future policy benefits for life and accident and health insurance contracts	44,374	45,432
Policyholder contract deposits (portion measured at fair value: 2018 - $3,376; 2017 - $4,150)	140,491	135,602
Other policyholder funds	3,738	3,648
Other liabilities (portion measured at fair value: 2018 - $1,491; 2017 - $1,124)	26,653	26,050
Long-term debt (portion measured at fair value: 2018 - $2,311; 2017 - $2,888)	34,594	31,640
Separate account liabilities	93,045	92,798
Total liabilities	445,683	432,593
Contingencies, commitments and guarantees (See Note 11)

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2018 - 1,906,671,492 and
2017 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2018 - 1,022,023,965 shares; 2017 - 1,007,626,835 shares of common stock	(48,401)	(47,595)
Additional paid-in capital	81,008	81,078
Retained earnings	21,749	21,457
Accumulated other comprehensive income (loss)	(536)	5,465
Total AIG shareholders’ equity	58,586	65,171
Non-redeemable noncontrolling interests	591	537
Total equity	59,177	65,708
Total liabilities and equity	$504,860	$498,301

See accompanying Notes to Condensed Consolidated Financial Statements.

2          AIG | Third Quarter 2018 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share data)	2018	2017	2018	2017
Revenues:
Premiums	$7,668	$8,063	$22,150	$23,459
Policy fees	530	728	2,057	2,177
Net investment income	3,396	3,416	9,722	10,715
Net realized capital losses:
Total other-than-temporary impairments on available for sale securities	(13)	(66)	(116)	(138)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(22)	(8)	(42)	(57)
Net other-than-temporary impairments on available for sale
securities recognized in net income (loss)	(35)	(74)	(158)	(195)
Other realized capital losses	(476)	(848)	(207)	(911)
Total net realized capital losses	(511)	(922)	(365)	(1,106)
Other income	403	466	1,265	1,640
Total revenues	11,486	11,751	34,829	36,885
Benefits, losses and expenses:
Policyholder benefits and losses incurred	8,312	10,322	19,484	22,653
Interest credited to policyholder account balances	933	867	2,784	2,683
Amortization of deferred policy acquisition costs	1,118	912	3,813	3,135
General operating and other expenses	2,325	2,149	6,919	6,774
Interest expense	326	290	902	880
(Gain) loss on extinguishment of debt	1	1	10	(4)
Net (gain) loss on sale of divested businesses	(2)	13	(35)	173
Total benefits, losses and expenses	13,013	14,554	33,877	36,294
Income (loss) from continuing operations before
income tax expense (benefit)	(1,527)	(2,803)	952	591
Income tax expense (benefit)	(307)	(1,091)	291	(18)
Income (loss) from continuing operations	(1,220)	(1,712)	661	609
Income (loss) from discontinued operations, net of income tax expense	(39)	(1)	(40)	7
Net income (loss)	(1,259)	(1,713)	621	616
Less:
Net income from continuing operations attributable to
noncontrolling interests	-	26	5	40
Net income (loss) attributable to AIG	$(1,259)	$(1,739)	$616	$576

Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$(1.37)	$(1.91)	$0.72	$0.60
Income (loss) from discontinued operations	$(0.04)	$-	$(0.04)	$0.01
Net income (loss) attributable to AIG	$(1.41)	$(1.91)	$0.68	$0.61
Diluted:
Income (loss) from continuing operations	$(1.37)	$(1.91)	$0.71	$0.59
Income (loss) from discontinued operations	$(0.04)	$-	$(0.04)	$0.01
Net income (loss) attributable to AIG	$(1.41)	$(1.91)	$0.67	$0.60
Weighted average shares outstanding:
Basic	895,237,359	908,667,044	902,081,555	938,130,832
Diluted	895,237,359	908,667,044	916,818,269	961,295,946
Dividends declared per common share	$0.32	$0.32	$0.96	$0.96

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Third Quarter 2018 Form 10-Q          3

American International Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net income (loss)	$(1,259)	$(1,713)	$621	$616
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which other-than-temporary credit impairments were taken	107	97	(1,089)	330
Change in unrealized appreciation (depreciation) of all other investments	(758)	492	(4,222)	1,840
Change in foreign currency translation adjustments	(129)	325	(181)	447
Change in retirement plan liabilities adjustment	14	63	66	92
Change in fair value of liabilities under fair value option attributable to changes in
own credit risk	-	-	1	-
Other comprehensive income (loss)	(766)	977	(5,425)	2,709
Comprehensive income (loss)	(2,025)	(736)	(4,804)	3,325
Comprehensive income attributable to noncontrolling interests	-	26	5	40
Comprehensive income (loss) attributable to AIG	$(2,025)	$(762)	$(4,809)	$3,285

See accompanying Notes to Condensed Consolidated Financial Statements.

4          AIG | Third Quarter 2018 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Three Months Ended September 30, 2018
Balance, beginning of period	$4,766	$(48,052)	$80,924	$23,318	$230	$61,186	$611	$61,797
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	-	-	-	-
Common stock issued under stock plans	-	-	-	-	-	-	-	-
Purchase of common stock	-	(348)	-	-	-	(348)	-	(348)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	(1,259)	-	(1,259)	-	(1,259)
Dividends	-	-	-	(283)	-	(283)	-	(283)
Other comprehensive income (loss)	-	-	-	-	(766)	(766)	-	(766)
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	1	1
Contributions from noncontrolling interests	-	-	-	-	-	-	18	18
Distributions to noncontrolling interests	-	-	-	-	-	-	(38)	(38)
Other	-	(1)	84	(27)	-	56	(1)	55
Balance, end of period	$4,766	$(48,401)	$81,008	$21,749	$(536)	$58,586	$591	$59,177

Nine Months Ended September 30, 2018
Balance, beginning of year	$4,766	$(47,595)	$81,078	$21,457	$5,465	$65,171	$537	$65,708
Cumulative effect of change in accounting
principle, net of tax	-	-	-	568	(576)	(8)	-	(8)
Common stock issued under stock plans	-	187	(337)	-	-	(150)	-	(150)
Purchase of common stock	-	(994)	-	-	-	(994)	-	(994)
Net income attributable to AIG or
noncontrolling interests	-	-	-	616	-	616	5	621
Dividends	-	-	-	(858)	-	(858)	-	(858)
Other comprehensive income (loss)	-	-	-	-	(5,425)	(5,425)	-	(5,425)
Current and deferred income taxes	-	-	-	-	-	-	-	-
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	99	99
Contributions from noncontrolling interests	-	-	-	-	-	-	21	21
Distributions to noncontrolling interests	-	-	-	-	-	-	(65)	(65)
Other	-	1	267	(34)	-	234	(6)	228
Balance, end of period	$4,766	$(48,401)	$81,008	$21,749	$(536)	$58,586	$591	$59,177

AIG | Third Quarter 2018 Form 10-Q          5

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)(continued)

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Three Months Ended September 30, 2017
Balance, beginning of period	$4,766	$(47,329)	$80,913	$30,420	$4,962	$73,732	$592	$74,324
Common stock issued under stock plans	-	-	-	-	-	-	-	-
Purchase of common stock	-	(275)	-	-	-	(275)	-	(275)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	(1,739)	-	(1,739)	26	(1,713)
Dividends	-	-	-	(287)	-	(287)	-	(287)
Other comprehensive income (loss)	-	-	-	-	977	977	-	977
Current and deferred income taxes	-	-	-	-	-	-	-	-
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	32	32
Contributions from noncontrolling interests	-	-	-	-	-	-	(1)	(1)
Distributions to noncontrolling interests	-	-	-	-	-	-	(49)	(49)
Other	-	2	63	(5)	-	60	(56)	4
Balance, end of period	$4,766	$(47,602)	$80,976	$28,389	$5,939	$72,468	$544	$73,012

Nine Months Ended September 30, 2017
Balance, beginning of year	$4,766	$(41,471)	$81,064	$28,711	$3,230	$76,300	$558	$76,858
Common stock issued under stock plans	-	140	(304)	-	-	(164)	-	(164)
Purchase of common stock	-	(6,275)	-	-	-	(6,275)	-	(6,275)
Net income attributable to AIG or
noncontrolling interests	-	-	-	576	-	576	40	616
Dividends	-	-	-	(884)	-	(884)	-	(884)
Other comprehensive income (loss)	-	-	-	-	2,709	2,709	-	2,709
Current and deferred income taxes	-	-	(4)	-	-	(4)	-	(4)
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	78	78
Contributions from noncontrolling interests	-	-	-	-	-	-	13	13
Distributions to noncontrolling interests	-	-	-	-	-	-	(131)	(131)
Other	-	4	220	(14)	-	210	(14)	196
Balance, end of period	$4,766	$(47,602)	$80,976	$28,389	$5,939	$72,468	$544	$73,012

See accompanying Notes to Condensed Consolidated Financial Statements.

6          AIG | Third Quarter 2018 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2018	2017
Cash flows from operating activities:
Net income	$621	$616
(Income) loss from discontinued operations	40	(7)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net gains on sales of securities available for sale and other assets	(71)	(404)
Net (gain) loss on sale of divested businesses	(35)	173
(Gains) losses on extinguishment of debt	10	(4)
Unrealized losses in earnings - net	601	251
Equity in (income) loss from equity method investments, net of dividends or distributions	141	(16)
Depreciation and other amortization	3,813	2,806
Impairments of assets	269	669
Changes in operating assets and liabilities:
Insurance reserves	96	4,448
Premiums and other receivables and payables - net	968	300
Reinsurance assets and funds held under reinsurance treaties	(2,057)	(12,705)
Capitalization of deferred policy acquisition costs	(4,366)	(3,593)
Current and deferred income taxes - net	224	(508)
Other, net	(292)	(888)
Total adjustments	(699)	(9,471)
Net cash used in operating activities	(38)	(8,862)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	18,103	27,733
Other securities	3,258	2,647
Other invested assets	3,799	4,074
Divested businesses, net	10	605
Maturities of fixed maturity securities available for sale	18,305	22,126
Principal payments received on and sales of mortgage and other loans receivable	3,068	3,932
Purchases of:
Available for sale securities	(32,807)	(38,717)
Other securities	(940)	(355)
Other invested assets	(2,263)	(2,359)
Mortgage and other loans receivable	(7,918)	(6,517)
Acquisition of businesses, net of cash and restricted cash acquired	(5,052)	-
Net change in short-term investments	2,411	2,815
Other, net	(891)	(1,509)
Net cash provided by (used in) investing activities	(917)	14,475
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	18,150	13,164
Policyholder contract withdrawals	(13,004)	(11,363)
Issuance of long-term debt	4,059	2,405
Repayments of long-term debt	(2,788)	(2,751)
Purchase of common stock	(994)	(6,275)
Dividends paid	(858)	(884)
Other, net	(3,232)	578
Net cash provided by (used in) financing activities	1,333	(5,126)
Effect of exchange rate changes on cash and restricted cash	8	(22)
Net increase in cash and restricted cash	386	465
Cash and restricted cash at beginning of year	2,737	2,107
Change in cash of businesses held for sale	-	133
Cash and restricted cash at end of period	$3,123	$2,705

AIG | Third Quarter 2018 Form 10-Q          7

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)(continued)

Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Nine Months Ended September 30,
	2018	2017
Cash	$2,741	$2,433
Restricted cash included in Short-term investments*	28	53
Restricted cash included in Other assets*	354	219
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$3,123	$2,705

Cash paid during the period for:
Interest	$1,018	$1,046
Taxes	$67	$490
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,525	$2,494

*    Includes funds held for tax sharing payments to AIG Parent, security deposits for certain leased aircraft and escrow funds, security deposits and replacement reserve deposits related to our affordable housing investments.

See accompanying Notes to Condensed Consolidated Financial Statements.

8          AIG | Third Quarter 2018 Form 10-Q

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

Interim-period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2018 and prior to the issuance of these Condensed Consolidated Financial Statements.

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

AIG | Third Quarter 2018 Form 10-Q          9

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  1. Basis of Presentation

Acquisition of Validus

On July 18, 2018, we completed the purchase of Validus Holdings, Ltd. (Validus), a leading provider of reinsurance, primary insurance, and asset management services, for $5.5 billion in cash. The results of Validus following the date of the acquisition are included in our General Insurance segment starting in the third quarter of 2018. Our North America results include the results of Validus Reinsurance, Ltd. and Western World Insurance Group, Inc., while our International results include the results of Talbot Holdings Ltd.

For additional information relating to the acquisition of Validus, see Note 4.

OUT OF PERIOD ADJUSTMENTS

For the three- and nine-month periods ended September 30, 2018, our results include out of period adjustments relating to prior periods that decreased net income attributable to AIG by $205 million and $28 million, respectively, and decreased Income from continuing operations before income taxes by $253 million and $15 million, respectively. The out of period adjustments for the three-month period are primarily related to decreases in deferred policy acquisition costs and increases in policyholder contract deposits due to the update of actuarial assumptions.

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

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued an accounting standard that requires equity investments that do not follow the equity method of accounting or are not subject to consolidation to be measured at fair value with changes in fair value recognized in earnings, while financial liabilities for which fair value option accounting has been elected, changes in fair value due to instrument-specific credit risk are presented separately in other comprehensive income. The standard allows the election to record equity investments without readily determinable fair values at cost, less impairment, adjusted for subsequent observable price changes with changes in the carrying value of the equity investments recorded in earnings. The standard also updates certain fair value disclosure requirements for financial instruments carried at amortized cost.

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

10          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  2. Summary of Significant Accounting Policies

Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB issued an accounting standard that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to a third party.

We adopted the standard on its effective date of January 1, 2018 using a modified retrospective approach.  The adoption of this standard did not have a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

Restricted Cash

In November 2016, the FASB issued an accounting standard that provides guidance on the presentation of restricted cash in the Statement of Cash Flows.  Entities are required to explain the changes during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the statement of cash flows.

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

We adopted the standard effective January 1, 2018. The impact of the adoption of the standard resulted in an increase to beginning Accumulated other comprehensive income and a corresponding decrease to beginning Retained earnings of $248 million. For more information on the adoption of the Tax Act, see Note 15.

AIG | Third Quarter 2018 Form 10-Q          11

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

We plan to adopt the standard on its effective date, January 1, 2019, using the additional (and optional) transition method and recognizing a cumulative-effect adjustment to the opening balance of retained earnings, at the adoption date. We are currently quantifying the expected recognition on our balance sheet for a right to use asset and a lease liability as required by the standard. We do not expect the impact of the standard to have a material effect on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

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

The standard is effective on January 1, 2019, with early adoption permitted. We will adopt the standard on its effective date. The standard’s impact is immaterial to our reported consolidated financial condition, results of operations, cash flows and required disclosures.

12          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  2. Summary of Significant Accounting Policies

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The changes to the measurement, recognition and disclosure as provided by the new accounting standard update are summarized below:

•       Requires the review and if necessary update of future policy benefit assumptions at least annually for traditional and limited pay long duration contracts.

•       Requires the discount rate assumption to be updated at the end of each reporting period using a upper medium grade (low-credit risk) fixed income instrument yield that maximizes the use of observable market inputs and recognizes the impact of changes to discount rates in other comprehensive income.

•       Simplifies the amortization of deferred acquisition costs (DAC) to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations, but no longer requires an impairment test.

•       Requires the measurement of all market risk benefits associated with deposit (or account balance) contracts at fair value through the income statement with the exception of instrument-specific credit risk changes, which will be recognized in other comprehensive income.

•       Increased disclosures of disaggregated roll-forwards of policy benefits, account balances, market risk benefits, separate account liabilities and information about significant inputs, judgments and methods used in measurement and changes thereto and effect of those changes.

We plan to adopt the standard on its effective date, January 1, 2021. We are evaluating the method of adoption and impact of the standard on our reported consolidated financial condition, results of operations, cash flows and required disclosures.  The adoption of this standard is expected to have a significant impact on our consolidated financial condition, results of operations, cash flows and required disclosures, as well as systems, processes and controls.

AIG | Third Quarter 2018 Form 10-Q          13

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

General Insurance

General Insurance business is presented as two operating segments:

•       North America  — consists of insurance businesses in the United States, Canada and Bermuda. This also includes the results of Validus Reinsurance, Ltd. and Western World Insurance Group, Inc. as of the acquisition date.

•       International  — consists of insurance businesses in Japan, the United Kingdom, Europe, Asia Pacific, Latin America, Puerto Rico, Australia, the Middle East and Africa. This also includes the results of Talbot Holdings, Ltd. as of the acquisition date.

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

•       Interest expense.

•       Blackboard  — a subsidiary focused on delivering commercial insurance solutions using digital technology, data analytics and automation.

•       Fuji Life — consists of term insurance, life insurance, endowment policies and annuities. The sale of this business was completed on April 30, 2017.

14          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  3. Segment Information

Legacy Portfolio

Legacy Portfolio represents exited or discontinued product lines, policy forms or distribution channels. Effective February 2018, our Bermuda domiciled composite reinsurer, Fortitude Reinsurance Company Ltd. (Fortitude Re), formerly known as DSA Reinsurance Company, Ltd., is included in our Legacy Portfolio.

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

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended September 30,	2018		2017
		Adjusted		Adjusted
	Adjusted	Pre-tax	Adjusted	Pre-tax
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
General Insurance
North America	$4,129	$(160)	$3,634	$(2,193)
International	3,853	(665)	3,867	(740)
Total General Insurance	7,982	(825)	7,501	(2,933)
Life and Retirement
Individual Retirement	1,335	393	1,343	718
Group Retirement	718	242	702	249
Life Insurance	809	16	1,000	112
Institutional Markets	284	62	1,091	79
Total Life and Retirement	3,146	713	4,136	1,158
Other Operations	135	(417)	127	(366)
Legacy Portfolio	814	84	1,013	286
AIG Consolidation and elimination	(42)	29	(119)	(1)
Total AIG Consolidated adjusted revenues and adjusted pre-tax income	12,035	(416)	12,658	(1,856)
Reconciling Items to revenues and pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	(5)	(14)	26	26
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	76	-	84
Other income (expense) - net	(4)	-	(12)	-
Gain (Loss) on extinguishment of debt	-	(1)	-	(1)
Net realized capital losses*	(540)	(524)	(922)	(922)
Income (loss) from divested businesses	-	2	-	(13)
Non-operating litigation reserves and settlements	-	(5)	1	-
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	(605)	-	7
Net loss reserve discount benefit (charge)	-	86	-	(48)
Pension expense related to a one-time lump sum payment to former employees	-	-	-	(49)
Integration and transaction costs associated with acquired businesses	-	(91)	-	-
Restructuring and other costs	-	(35)	-	(31)
Revenues and Pre-tax income (loss)	$11,486	$(1,527)	$11,751	$(2,803)

AIG | Third Quarter 2018 Form 10-Q          15

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  3. Segment Information

Nine Months Ended September 30,	2018		2017
		Adjusted		Adjusted
	Adjusted	Pre-Tax	Adjusted	Pre-Tax
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
General Insurance
North America	$10,895	$567	$11,145	$(644)
International	11,758	(314)	11,315	(182)
Total General Insurance	22,653	253	22,460	(826)
Life and Retirement
Individual Retirement	4,062	1,354	4,099	1,815
Group Retirement	2,209	774	2,116	758
Life Insurance	2,962	243	3,043	272
Institutional Markets	838	196	1,946	204
Total Life and Retirement	10,071	2,567	11,204	3,049
Other Operations	454	(1,133)	1,227	(1,039)
Legacy Portfolio	2,431	363	3,235	1,059
AIG Consolidation and elimination	(214)	28	(237)	75
Total AIG Consolidated adjusted revenues and adjusted pre-tax income	35,395	2,078	37,889	2,318
Reconciling Items to revenues and pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	(109)	(127)	117	117
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	46	-	195
Other income (expense) - net	(29)	-	(32)	-
Gain (Loss) on extinguishment of debt	-	(10)	-	4
Net realized capital losses*	(430)	(388)	(1,106)	(1,106)
Income (loss) from divested businesses	-	35	-	(173)
Non-operating litigation reserves and settlements	2	(30)	17	86
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	(607)	-	(258)
Net loss reserve discount benefit (charge)	-	305	-	(283)
Pension expense related to a one-time lump sum payment to former employees	-	-	-	(50)
Integration and transaction costs associated with acquired businesses	-	(91)	-	-
Restructuring and other costs	-	(259)	-	(259)
Revenues and Pre-tax income	$34,829	$952	$36,885	$591

*   Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

16          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Business Combination

4. Business Combination

On July 18, 2018, we completed the purchase of a 100 percent voting interest in Validus, a leading provider of reinsurance, primary insurance, and asset management services, for $5.5 billion in cash. This transaction was made with the intent to strengthen our global General Insurance business by expanding our current product portfolio through additional distribution channels and advancing the tools available to enhance underwriting. The impact of the acquisition on Total revenues, Net income (loss), and Net income (loss) attributable to AIG was $756 million, $(105) million, and $(105) million, respectively, for both the three- and nine-month periods ended September 30, 2018. Integration and transaction costs associated with the acquisition of Validus were $91 million for both the three- and nine-month periods ending September 30, 2018 and are included in General operating and other expenses in our Consolidated Statement of Income.

As part of the purchase, we guaranteed 6,000 issued and outstanding 5.875% Non-Cumulative Preference Shares, Series A  (the Series A Preference Shares) and 10,000 issued and outstanding 5.800% Non-Cumulative Preference Shares, Series B (together with the Series A Preference Shares, the Preference Shares).  On September 27, 2018, we provided notice to the preference shareholders that on October 30, 2018 (the Redemption Date), we will redeem all of the Preference Shares at a redemption price of $26,000 per Preference Share, plus all declared and unpaid dividends, if any, up to, but excluding, the Redemption Date.  Accordingly, as of September 30, 2018, the Preference Shares are included within Other liabilities on our Condensed Consolidated Balance Sheet.

The purchase was accounted for under the acquisition method. Accordingly, the total purchase price was allocated to the estimated fair values of assets acquired and liabilities assumed. This allocation resulted in the purchase price exceeding the fair value of net assets acquired, which results in a difference recorded as goodwill. Goodwill generated from the acquisition is attributable to expected synergies from future growth and potential future monetization opportunities. Goodwill related to the purchase of Validus assigned to our General Insurance operating segments was $1.8 billion for North America and $157 million for International.

In addition, Validus participates in the market for insurance-linked securities (ILS) primarily through AlphaCat Managers, Ltd (AlphaCat Manager). AlphaCat Manager is an asset manager primarily for third party investors and in connection with the issuance of ILS invests in AlphaCat funds which are considered variable interest entities (VIEs). ILS are financial instruments for which the values are determined based on insurance losses caused primarily by natural catastrophes such as major earthquakes and hurricanes. We report the investment in AlphaCat funds, which approximated $128 million at September 30, 2018, in Other Invested Assets in the Condensed Consolidated Balance Sheet.

The following table summarizes the estimated provisional fair values of major classes of identifiable assets acquired and liabilities assumed as of July 18, 2018:

(in millions)	July 18, 2018
Identifiable net assets:
Investments	$6,613
Cash	330
Premiums and other receivables	2,130
Reinsurance assets	1,692
Value of business acquired*	298
Deferred income taxes	63
Other assets, including restricted cash of $93	1,008
Liability for unpaid claims and claims adjustment expense	(4,138)
Unearned premiums	(2,083)
Long-term debt	(1,106)
Other liabilities	(913)
Preference shares	(416)
Total identifiable net assets acquired	3,478
Cash consideration paid	5,475
Goodwill recognized from acquisition	$1,997

*    Reported in Deferred policy acquisition costs in the Condensed Consolidated Balance Sheet.

AIG | Third Quarter 2018 Form 10-Q          17

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Business Combination

The following unaudited summarized pro forma consolidated income statement information assumes that the acquisition of Validus occurred as of January 1, 2017. The pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period and may not be indicative of the results that will be attained in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017*	2018*	2017*
Total revenues	$11,486	$12,418	$36,028	$38,752
Net income (loss)	(1,259)	(1,958)	576	571
Net income (loss) attributable to AIG	(1,259)	(1,984)	571	531

Income (loss) per common share attributable to AIG:
Basic:
Net income (loss) attributable to AIG	(1.41)	(2.18)	0.63	0.57
Diluted:
Net income (loss) attributable to AIG	(1.41)	(2.18)	0.62	0.55

* Pro forma adjustments were made to Validus external reporting results prior to the acquisition date for the deconsolidation of certain asset management entities consistent with AIG’s post acquisition accounting, which had no impact on Net income attributable to Validus.

The following table presents details of the identified intangible assets acquired:

		Estimated Weighted
(in millions, except years)	Fair Value	Average Useful Life
Definite lived intangibles
Value of distribution network acquired(a)(b)	$444	15 years
Value of business acquired(c)	298	2 years
Indefinite lived intangibles(a)
Syndicate capacity	193
Other	75
Total	$1,010

(a) Reported in Other assets in the Condensed Consolidated Balance Sheet.

(b) Amortization is reported in General operating and other expenses in the Condensed Consolidated Statement of Income (Loss).

(c) Reported in Deferred policy acquisition costs in the Condensed Consolidated Balance Sheet and Amortization of deferred policy acquisition costs in the Condensed Consolidated Statement of Income (Loss).

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

18          AIG | Third Quarter 2018 Form 10-Q

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2018				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$9	$3,084	$-	$-	$-	$3,093
Obligations of states, municipalities and political subdivisions	-	14,516	1,996	-	-	16,512
Non-U.S. governments	19	15,196	4	-	-	15,219
Corporate debt	-	130,942	942	-	-	131,884
RMBS	-	20,365	14,861	-	-	35,226
CMBS	-	11,990	701	-	-	12,691
CDO/ABS	-	9,263	8,832	-	-	18,095
Total bonds available for sale	28	205,356	27,336	-	-	232,720
Other bond securities:
U.S. government and government sponsored entities	96	2,538	-	-	-	2,634
Non-U.S. governments	-	49	-	-	-	49
Corporate debt	-	1,707	-	-	-	1,707
RMBS	-	311	1,349	-	-	1,660
CMBS	-	328	73	-	-	401
CDO/ABS	-	511	4,458	-	-	4,969
Total other bond securities	96	5,444	5,880	-	-	11,420
Other equity securities(b)	1,400	18	25	-	-	1,443
Mortgage and other loans receivable	-	-	-	-	-	-
Other invested assets(c)	-	603	398	-	-	1,001
Derivative assets:
Interest rate contracts	-	2,505	-	-	-	2,505
Foreign exchange contracts	-	927	-	-	-	927
Equity contracts	16	220	104	-	-	340
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	15	-	-	15
Counterparty netting and cash collateral	-	-	-	(1,874)	(964)	(2,838)
Total derivative assets	16	3,652	120	(1,874)	(964)	950
Short-term investments	2,513	1,120	-	-	-	3,633
Separate account assets	88,092	4,953	-	-	-	93,045
Total	$92,145	$221,146	$33,759	$(1,874)	$(964)	$344,212
Liabilities:
Policyholder contract deposits	$-	$-	$3,376	$-	$-	$3,376
Derivative liabilities:
Interest rate contracts	1	2,106	12	-	-	2,119
Foreign exchange contracts	-	1,082	5	-	-	1,087
Equity contracts	2	2	1	-	-	5
Credit contracts	-	15	237	-	-	252
Other contracts	-	-	3	-	-	3
Counterparty netting and cash collateral	-	-	-	(1,874)	(290)	(2,164)
Total derivative liabilities	3	3,205	258	(1,874)	(290)	1,302
Long-term debt	-	2,311	-	-	-	2,311
Other liabilities	165	24	-	-	-	189
Total	$168	$5,540	$3,634	$(1,874)	$(290)	$7,178

AIG | Third Quarter 2018 Form 10-Q          19

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

December 31, 2017				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$201	$2,455	$-	$-	$-	$2,656
Obligations of states, municipalities and political subdivisions	-	16,240	2,404	-	-	18,644
Non-U.S. governments	20	15,631	8	-	-	15,659
Corporate debt	-	133,003	1,173	-	-	134,176
RMBS	-	21,098	16,136	-	-	37,234
CMBS	-	13,217	624	-	-	13,841
CDO/ABS	-	8,131	8,651	-	-	16,782
Total bonds available for sale	221	209,775	28,996	-	-	238,992
Other bond securities:
U.S. government and government sponsored entities	238	2,564	-	-	-	2,802
Non-U.S. governments	-	57	-	-	-	57
Corporate debt	-	1,891	18	-	-	1,909
RMBS	-	421	1,464	-	-	1,885
CMBS	-	485	74	-	-	559
CDO/ABS	-	604	4,956	-	-	5,560
Total other bond securities	238	6,022	6,512	-	-	12,772
Equity securities available for sale:
Common stock	1,061	-	-	-	-	1,061
Preferred stock	18	515	-	-	-	533
Mutual funds	110	4	-	-	-	114
Total equity securities available for sale	1,189	519	-	-	-	1,708
Other equity securities	589	-	-	-	-	589
Mortgage and other loans receivable	-	-	5	-	-	5
Other invested assets(c)	-	1	250	-	-	251
Derivative assets:
Interest rate contracts	1	2,170	-	-	-	2,171
Foreign exchange contracts	-	827	4	-	-	831
Equity contracts	188	252	82	-	-	522
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	20	-	-	20
Counterparty netting and cash collateral	-	-	-	(1,464)	(1,159)	(2,623)
Total derivative assets	189	3,249	107	(1,464)	(1,159)	922
Short-term investments	2,078	537	-	-	-	2,615
Separate account assets	87,141	5,657	-	-	-	92,798
Total	$91,645	$225,760	$35,870	$(1,464)	$(1,159)	$350,652
Liabilities:
Policyholder contract deposits	$-	$14	$4,136	$-	$-	$4,150
Derivative liabilities:
Interest rate contracts	2	2,176	22	-	-	2,200
Foreign exchange contracts	-	1,241	4	-	-	1,245
Equity contracts	2	19	-	-	-	21
Credit contracts	-	14	263	-	-	277
Other contracts	-	-	5	-	-	5
Counterparty netting and cash collateral	-	-	-	(1,464)	(1,249)	(2,713)
Total derivative liabilities	4	3,450	294	(1,464)	(1,249)	1,035
Long-term debt	-	2,888	-	-	-	2,888
Other liabilities	46	43	-	-	-	89
Total	$50	$6,395	$4,430	$(1,464)	$(1,249)	$8,162

(a)  Represents netting of derivative exposures covered by qualifying master netting agreements.

(b)  As a result of the adoption of the Recognition and Measurement of Financial Assets and Financial Liabilities standard on January 1, 2018 (Financial Instruments Recognition and Measurement Standard), equity securities are no longer classified and accounted for as available for sale securities.

(c)  Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $5.1 billion and $6.0 billion as of September 30, 2018 and December 31, 2017, respectively.

20          AIG | Third Quarter 2018 Form 10-Q

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

There were no transfers of securities issued by non-U.S. government entities from Level 1 to Level 2 in the three-month period ended September 30, 2018. During the nine-month period ended September 30, 2018, we transferred $16 million of securities issued by non-U.S. government entities from Level 1 to Level 2, because they are no longer considered actively traded. For similar reasons, during the three- and nine-month periods ended September 30, 2018, we transferred $52 million and $733 million, respectively, of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the three- and nine-month periods ended September 30, 2018.

There were no transfers of preferred stock or securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2 during the three-month period ended September 30, 2017. During the three- and nine-month periods ended September 30, 2017, we transferred $300 million and $352 million, respectively, of securities issued by non-U.S. government entities from Level 1 to Level 2, because they are no longer considered actively traded. For similar reasons, during the nine-month period ended September 30, 2017, we transferred $113 million of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. Additionally, we transferred $126 million of preferred stock from Level 1 to Level 2 during the nine-month period ended September 30, 2017. We had no material transfers from Level 2 to Level 1 during the three- and nine-month periods ended September 30, 2017.

AIG | Third Quarter 2018 Form 10-Q          21

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and nine-month periods ended September 30, 2018 and 2017 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2018 and 2017:

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers		End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Acquisition	of Period	at End of Period
Three Months Ended September 30, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,056	$-	$(37)	$(46)	$54	$(31)	$-	$1,996	$-
Non-U.S. governments	-	-	(1)	1	4	-	-	4	-
Corporate debt	884	7	(10)	(28)	133	(44)	-	942	-
RMBS	15,377	213	5	(725)	-	(16)	7	14,861	-
CMBS	605	14	(14)	31	64	-	1	701	-
CDO/ABS	6,856	15	(31)	320	1,508	-	164	8,832	-
Total bonds available for sale	25,778	249	(88)	(447)	1,763	(91)	172	27,336	-
Other bond securities:
Corporate debt	18	-	-	(18)	-	-	-	-	(2)
RMBS	1,338	18	-	(57)	50	-	-	1,349	(29)
CMBS	71	(2)	-	-	4	-	-	73	(2)
CDO/ABS	4,641	76	-	(267)	-	-	8	4,458	(6)
Total other bond securities	6,068	92	-	(342)	54	-	8	5,880	(39)
Other equity securities(a)	-	1	-	24	-	-	-	25	-
Mortgage and other loans receivable	-	-	-	-	-	-	-	-	-
Other invested assets	399	-	-	(1)	-	-	-	398	-
Total	$32,245	$342	$(88)	$(766)	$1,817	$(91)	$180	$33,639	$(39)
		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers		End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Acquisition	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,534	$(242)	$-	$84	$-	$-	$-	$3,376	$179
Derivative liabilities, net:
Interest rate contracts	14	(1)	-	(1)	-	-	-	12	1
Foreign exchange contracts	5	2	-	(2)	-	-	-	5	(5)
Equity contracts	(79)	(12)	-	(12)	-	-	-	(103)	10
Credit contracts	246	(9)	-	(1)	-	-	-	236	10
Other contracts	(10)	(19)	-	17	-	-	-	(12)	14
Total derivative liabilities, net(b)	176	(39)	-	1	-	-	-	138	30
Long-term debt(c)	-	-	-	-	-	-	-	-	-
Total	$3,710	$(281)	$-	$85	$-	$-	$-	$3,514	$209

22          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers		End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Acquisition	of Period	at End of Period
Nine Months Ended September 30, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,404	$1	$(152)	$(144)	$54	$(167)	$-	$1,996	$-
Non-U.S. governments	8	(5)	5	(3)	4	(5)	-	4	-
Corporate debt	1,173	(58)	(7)	(174)	701	(693)	-	942	-
RMBS	16,136	632	5	(1,877)	8	(50)	7	14,861	-
CMBS	624	18	(35)	1	111	(19)	1	701	-
CDO/ABS	8,651	31	(116)	(334)	1,508	(1,072)	164	8,832	-
Total bonds available for sale	28,996	619	(300)	(2,531)	2,386	(2,006)	172	27,336	-
Other bond securities:
Corporate debt	18	-	-	(18)	-	-	-	-	(1)
RMBS	1,464	73	-	(238)	50	-	-	1,349	124
CMBS	74	(5)	-	(1)	5	-	-	73	2
CDO/ABS	4,956	283	-	(780)	-	(9)	8	4,458	201
Total other bond securities	6,512	351	-	(1,037)	55	(9)	8	5,880	326
Other equity securities(a)	-	(2)	-	27	-	-	-	25	-
Mortgage and other loans receivable	5	-	-	(5)	-	-	-	-	-
Other invested assets	250	52	1	95	-	-	-	398	56
Total	$35,763	$1,020	$(299)	$(3,451)	$2,441	$(2,015)	$180	$33,639	$382
		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers		End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Acquisition	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$4,136	$(986)	$-	$226	$-	$-	$-	$3,376	$1,081
Derivative liabilities, net:
Interest rate contracts	22	(5)	-	(5)	-	-	-	12	5
Foreign exchange contracts	-	(2)	-	7	-	-	-	5	(5)
Equity contracts	(82)	(3)	-	(20)	-	2	-	(103)	2
Credit contracts	262	(23)	-	(3)	-	-	-	236	23
Other contracts	(15)	(51)	-	54	-	-	-	(12)	42
Total derivative liabilities, net(b)	187	(84)	-	33	-	2	-	138	67
Long-term debt(c)	-	-	-	-	-	-	-	-	-
Total	$4,323	$(1,070)	$-	$259	$-	$2	$-	$3,514	$1,148

AIG | Third Quarter 2018 Form 10-Q          23

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended September 30, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,285	$2	$38	$52	$-	$(6)	$2,371	$-
Non-U.S. governments	12	(5)	4	-	-	-	11	-
Corporate debt	932	5	(2)	(53)	449	(121)	1,210	-
RMBS	16,393	253	495	(731)	11	(7)	16,414	-
CMBS	735	2	5	(77)	-	-	665	-
CDO/ABS	8,605	8	(12)	(166)	-	(21)	8,414	-
Total bonds available for sale	28,962	265	528	(975)	460	(155)	29,085	-
Other bond securities:
Corporate debt	28	1	-	-	-	(11)	18	-
RMBS	1,510	63	-	(130)	-	-	1,443	49
CMBS	66	2	-	42	-	(45)	65	3
CDO/ABS	5,234	111	-	(505)	-	(6)	4,834	(34)
Total other bond securities	6,838	177	-	(593)	-	(62)	6,360	18
Equity securities available for sale:
Common stock	7	-	-	(2)	-	-	5	-
Total equity securities available for sale	7	-	-	(2)	-	-	5	-
Mortgage and other loans receivable	5	-	-	-	-	-	5	-
Other invested assets	225	-	(2)	36	-	-	259	(3)
Total	$36,037	$442	$526	$(1,534)	$460	$(217)	$35,714	$15
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,518	$299	$-	$157	$-	$-	$3,974	$(220)
Derivative liabilities, net:
Interest rate contracts	30	(2)	-	(2)	-	-	26	1
Foreign exchange contracts	7	-	-	(4)	-	-	3	-
Equity contracts	(63)	(11)	-	5	-	-	(69)	8
Credit contracts	293	(19)	-	(1)	-	-	273	19
Other contracts	(16)	(19)	-	19	-	-	(16)	12
Total derivative liabilities, net(b)	251	(51)	-	17	-	-	217	40
Long-term debt(c)	61	2	-	(60)	-	-	3	4
Total	$3,830	$250	$-	$114	$-	$-	$4,194	$(176)

24          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Nine Months Ended September 30, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,040	$3	$123	$221	$8	$(24)	$2,371	$-
Non-U.S. governments	17	(5)	5	(6)	-	-	11	-
Corporate debt	1,133	6	(2)	(219)	655	(363)	1,210	-
RMBS	16,906	806	992	(2,270)	19	(39)	16,414	-
CMBS	2,040	25	12	(699)	-	(713)	665	-
CDO/ABS	7,835	(14)	168	478	-	(53)	8,414	-
Total bonds available for sale	29,971	821	1,298	(2,495)	682	(1,192)	29,085	-
Other bond securities:
Corporate debt	17	2	-	10	-	(11)	18	1
RMBS	1,605	184	-	(313)	-	(33)	1,443	116
CMBS	155	4	-	24	-	(118)	65	6
CDO/ABS	5,703	459	-	(1,322)	-	(6)	4,834	91
Total other bond securities	7,480	649	-	(1,601)	-	(168)	6,360	214
Equity securities available for sale:
Common stock	-	-	-	6	-	(1)	5	-
Total equity securities available for sale	-	-	-	6	-	(1)	5	-
Mortgage and other loans receivable	11	-	-	(6)	-	-	5	-
Other invested assets	204	3	(5)	58	-	(1)	259	1
Total	$37,666	$1,473	$1,293	$(4,038)	$682	$(1,362)	$35,714	$215
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,033	$594	$-	$347	$-	$-	$3,974	$(405)
Derivative liabilities, net:
Interest rate contracts	38	(3)	-	(9)	-	-	26	3
Foreign exchange contracts	11	1	-	(9)	-	-	3	(1)
Equity contracts	(58)	(26)	-	15	-	-	(69)	22
Credit contracts	329	(55)	-	(1)	-	-	273	53
Other contracts	(11)	(58)	-	56	(3)	-	(16)	57
Total derivative liabilities, net(b)	309	(141)	-	52	(3)	-	217	134
Long-term debt(c)	71	16	-	(84)	-	-	3	-
Total	$3,413	$469	$-	$315	$(3)	$-	$4,194	$(271)

(a)  As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer classified and accounted for as available for sale securities.

(b)  Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(c)  Includes guaranteed investment agreements (GIAs), notes, bonds, loans and mortgages payable.

AIG | Third Quarter 2018 Form 10-Q          25

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended September 30, 2018
Bonds available for sale	$249	$-	$-	$249
Other bond securities	35	1	56	92
Other equity securities	1	-	-	1
Other invested assets	-	-	-	-
Nine Months Ended September 30, 2018
Bonds available for sale	$731	$(112)	$-	$619
Other bond securities	92	(3)	262	351
Other equity securities	(2)	-	-	(2)
Other invested assets	57	-	(5)	52
Three Months Ended September 30, 2017
Bonds available for sale	$257	$8	$-	$265
Other bond securities	87	(2)	92	177
Other invested assets	2	1	(3)	-
Nine Months Ended September 30, 2017
Bonds available for sale	$849	$(28)	$-	$821
Other bond securities	259	-	390	649
Other invested assets	5	(1)	(1)	3

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
Three Months Ended September 30, 2018
Policyholder contract deposits	$-	$(242)	$-	$(242)
Derivative liabilities, net	-	(1)	(38)	(39)
Long-term debt	-	-	-	-
Nine Months Ended September 30, 2018
Policyholder contract deposits	$-	$(986)	$-	$(986)
Derivative liabilities, net	-	(3)	(81)	(84)
Long-term debt	-	-	-	-
Three Months Ended September 30, 2017
Policyholder contract deposits	$-	$299	$-	$299
Derivative liabilities, net	-	(5)	(46)	(51)
Long-term debt	-	-	2	2
Nine Months Ended September 30, 2017
Policyholder contract deposits	$-	$594	$-	$594
Derivative liabilities, net	-	(13)	(128)	(141)
Long-term debt	-	-	16	16

26          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three- and nine-month periods ended September 30, 2018 and 2017 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Three Months Ended September 30, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$-	$(8)	$(38)	$(46)
Non-U.S. governments	-	-	1	1
Corporate debt	25	-	(53)	(28)
RMBS	123	(2)	(846)	(725)
CMBS	58	(2)	(25)	31
CDO/ABS	394	(49)	(25)	320
Total bonds available for sale	600	(61)	(986)	(447)
Other bond securities:
Corporate debt	-	-	(18)	(18)
RMBS	-	-	(57)	(57)
CMBS	-	-	-	-
CDO/ABS	-	-	(267)	(267)
Total other bond securities	-	-	(342)	(342)
Other equity securities	24	-	-	24
Other invested assets	-	-	(1)	(1)
Total assets	$624	$(61)	$(1,329)	$(766)
Liabilities:
Policyholder contract deposits	$-	$148	$(64)	$84
Derivative liabilities, net	(18)	-	19	1
Long-term debt(b)	-	-	-	-
Total liabilities	$(18)	$148	$(45)	$85
Three Months Ended September 30, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$56	$-	$(4)	$52
Non-U.S. governments	7	-	(7)	-
Corporate debt	6	(5)	(54)	(53)
RMBS	194	(16)	(909)	(731)
CMBS	-	(17)	(60)	(77)
CDO/ABS	402	(136)	(432)	(166)
Total bonds available for sale	665	(174)	(1,466)	(975)
Other bond securities:
Corporate debt	-	-	-	-
RMBS	-	(51)	(79)	(130)
CMBS	42	-	-	42
CDO/ABS	-	(57)	(448)	(505)
Total other bond securities	42	(108)	(527)	(593)
Equity securities available for sale	4	-	(6)	(2)
Other equity securities	-	-	-	-
Mortgage and other loans receivable	-	-	-	-
Other invested assets	46	(9)	(1)	36
Total assets	$757	$(291)	$(2,000)	$(1,534)
Liabilities:
Policyholder contract deposits	$-	$79	$78	$157
Derivative liabilities, net	-	-	17	17
Long-term debt(b)	-	-	(60)	(60)
Total liabilities	$-	$79	$35	$114

AIG | Third Quarter 2018 Form 10-Q          27

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Nine Months Ended September 30, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$24	$(8)	$(160)	$(144)
Non-U.S. governments	2	-	(5)	(3)
Corporate debt	280	(216)	(238)	(174)
RMBS	630	(12)	(2,495)	(1,877)
CMBS	70	(2)	(67)	1
CDO/ABS	1,364	(962)	(736)	(334)
Total bonds available for sale	2,370	(1,200)	(3,701)	(2,531)
Other bond securities:
Corporate debt	-	-	(18)	(18)
RMBS	1	(34)	(205)	(238)
CMBS	-	-	(1)	(1)
CDO/ABS	-	(4)	(776)	(780)
Total other bond securities	1	(38)	(1,000)	(1,037)
Other equity securities	27	-	-	27
Mortgage and other loans receivable	-	(5)	-	(5)
Other invested assets	153	(29)	(29)	95
Total assets	$2,551	$(1,272)	$(4,730)	$(3,451)
Liabilities:
Policyholder contract deposits	$-	$391	$(165)	$226
Derivative liabilities, net	(37)	-	70	33
Long-term debt(b)	-	-	-	-
Total liabilities	$(37)	$391	$(95)	$259
Nine Months Ended September 30, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$279	$(16)	$(42)	$221
Non-U.S. governments	7	(1)	(12)	(6)
Corporate debt	36	(59)	(196)	(219)
RMBS	834	(260)	(2,844)	(2,270)
CMBS	39	(128)	(610)	(699)
CDO/ABS	1,609	(136)	(995)	478
Total bonds available for sale	2,804	(600)	(4,699)	(2,495)
Other bond securities:
Corporate debt	11	-	(1)	10
RMBS	112	(218)	(207)	(313)
CMBS	42	(11)	(7)	24
CDO/ABS	-	(65)	(1,257)	(1,322)
Total other bond securities	165	(294)	(1,472)	(1,601)
Equity securities available for sale	12	-	(6)	6
Other equity securities	-	-	-	-
Mortgage and other loans receivable	-	(6)	-	(6)
Other invested assets	89	(11)	(20)	58
Total assets	$3,070	$(911)	$(6,197)	$(4,038)
Liabilities:
Policyholder contract deposits	$-	$231	$116	$347
Derivative liabilities, net	-	-	52	52
Long-term debt(b)	-	-	(84)	(84)
Total liabilities	$-	$231	$84	$315

(a)  There were no issuances during the three- and nine-month periods ended September 30, 2018 and 2017, respectively.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

28          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2018 and 2017 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above excludes $17 million and $41 million of net gains related to assets and liabilities transferred into Level 3 during the three- and nine-month periods ended September 30, 2018, respectively, and includes $2 million and $(20) million of net gains (losses) related to assets and liabilities transferred out of Level 3 in the three- and nine-month periods ended September 30, 2018, respectively.

The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above excludes $49 million and $57 million of net losses related to assets and liabilities transferred into Level 3 during the three- and nine-month periods ended September 30, 2017, respectively, and includes $32 million and $38 million of net losses related to assets and liabilities transferred out of Level 3 during the three- and nine-month periods ended September 30, 2017, respectively.

Transfers of Level 3 Assets

During the three- and nine-month periods ended September 30, 2018 and 2017, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity.  The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types.

During the three- and nine-month periods ended September 30, 2018 and 2017, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and nine-month periods ended September 30, 2018 and 2017.

AIG | Third Quarter 2018 Form 10-Q          29

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

	Fair Value at
	September 30,	Valuation		Range
(in millions)	2018	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,439	Discounted cash flow	Yield	4.04% - 4.81% (4.42%)

Corporate debt	727	Discounted cash flow	Yield	3.55% - 15.26% (9.40%)

RMBS(a)	14,257	Discounted cash flow	Constant prepayment rate	4.51% - 13.02% (8.76%)
			Loss severity	39.83% - 73.69% (56.76%)
			Constant default rate	2.69% - 7.58% (5.14%)
			Yield	3.17% - 5.38% (4.28%)

CDO/ABS(a)	4,792	Discounted cash flow	Yield	4.09% - 5.38% (4.74%)

CMBS	461	Discounted cash flow	Yield	3.09% - 7.20% (5.15%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

Guaranteed minimum withdrawal benefits (GMWB)	1,046	Discounted cash flow	Equity volatility	6.15% - 48.35%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 180.00%
			Mortality multiplier(c)	40.00% - 153.00%
			Utilization	90.00% - 100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	1,890	Discounted cash flow	Lapse rate	0.50% - 40.00%
			Mortality multiplier(c)	42.00% - 162.00%
			Option Budget	1.00% - 3.00%

Indexed Life	414	Discounted cash flow	Base lapse rate	0.00% - 13.00%
			Mortality rate	0.00% - 100.00%

30          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2017	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,620	Discounted cash flow	Yield	3.55% - 4.32% (3.94%)

Corporate debt	1,086	Discounted cash flow	Yield	3.26% - 12.22% (7.74%)

RMBS(a)	16,156	Discounted cash flow	Constant prepayment rate	3.97% - 13.42% (8.69%)
			Loss severity	43.15% - 77.15% (60.15%)
			Constant default rate	3.31% - 8.30% (5.80%)
			Yield	2.73% - 5.19% (3.96%)

CDO/ABS(a)	5,254	Discounted cash flow	Yield	3.38% - 4.78% (4.08%)

CMBS	487	Discounted cash flow	Yield	2.22% - 7.77% (4.99%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

GMWB	1,994	Discounted cash flow	Equity volatility	6.45% - 51.25%
			Base lapse rate	0.35% - 14.00%
			Dynamic lapse multiplier	30.00% - 170.00%
			Mortality multiplier(c)	40.00% - 153.00%
			Utilization	90.00% - 100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	1,603	Discounted cash flow	Lapse rate	0.50% - 40.00%
			Mortality multiplier(c)	42.00% - 162.00%
			Option Budget	1.00% - 4.00%

Indexed Life	515	Discounted cash flow	Base lapse rate	2.00% - 19.00%
			Mortality rate	0.00% - 40.00%

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

AIG | Third Quarter 2018 Form 10-Q          31

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

32          AIG | Third Quarter 2018 Form 10-Q

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

		September 30, 2018		December 31, 2017
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category*
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$700	$646	$1,243	$706

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	185	84	210	187

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	102	113	134	73

Growth Equity	Funds that make investments in established companies for the purpose of growing their businesses	306	35	215	73

Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	220	107	171	135

Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	624	324	155	53
Total private equity funds		2,137	1,309	2,128	1,227
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	888	-	1,128	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	993	-	1,233	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	871	-	1,011	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	44	8	266	8

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	210	1	231	4
Total hedge funds		3,006	9	3,869	12
Total		$5,143	$1,318	$5,997	$1,239

*  Beginning in the third quarter of 2018, Growth Equity and Mezzanine private equity fund categories are shown separately. Prior periods were revised to conform to the current period presentation.

AIG | Third Quarter 2018 Form 10-Q          33

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments. At September 30, 2018, assuming average original expected lives of 10 years for the funds, 17 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 40 percent between four and six years and 43 percent between seven and 10 years.

The hedge fund investments included above, which are carried at fair value, are generally redeemable monthly (34 percent), quarterly (34 percent), semi-annually (9 percent) and annually (23 percent), with redemption notices ranging from one day to 180 days. At September 30, 2018, investments representing approximately 52 percent of the total fair value of these hedge fund investments had partial contractual redemption restrictions. These partial redemption restrictions are generally related to one or more investments held in the hedge funds that the fund manager deemed to be illiquid. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre-defined end dates. The majority of these restrictions are generally expected to be lifted by the end of 2018.

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,

(in millions)	2018	2017	2018	2017
Assets:
Bond and equity securities	$122	$289	$274	$1,088
Alternative investments(a)	131	129	355	406
Other, including Short-term investments	-	1	-	1
Liabilities:
Long-term debt(b)	6	(18)	74	(66)
Other liabilities	-	(1)	-	(2)
Total gain	$259	$400	$703	$1,427

(a)  Includes certain hedge funds, private equity funds and other investment partnerships.

(b)  Includes GIAs, notes, bonds and mortgages payable.

We recognized gains of $2 million during both three- and nine-month periods ended September 30, 2017 attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, we are required to record unrealized gains and losses attributable to the observable effect of changes in credit spreads on our liabilities for which the fair value option was elected in Other Comprehensive Income. An unrealized gain of $1 million was recognized in Other Comprehensive Income for the nine-month period ended September 30, 2018. There was no material unrealized gain or loss recognized in Other Comprehensive Income for the three-month period ended September 30, 2018.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	September 30, 2018			December 31, 2017
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$-	$-	$-	$5	$5	$-
Liabilities:
Long-term debt*	$2,311	$1,798	$513	$2,888	$2,280	$608

*    Includes GIAs, notes, bonds, loans and mortgages payable.

34          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges(a)
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2018	2017	2018	2017
September 30, 2018
Other investments	$-	$-	$344	$344	$-	$26	$89	$76
Investments in life settlements	-	-	-	-	-	273	-	360
Other assets	-	-	2	2	34	-	35	35
Total	$-	$-	$346	$346	$34	$299	$124	$471
December 31, 2017
Other investments	$-	$-	$55	$55
Investments in life settlements	-	-	-	-
Other assets	-	-	-	-
Total	$-	$-	$55	$55

(a)  Impairments in the nine-month period ended September 30, 2017 included $35 million related to Other assets of $179 million that were sold during the three-month period ended June 30, 2017.

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
September 30, 2018
Assets:
Mortgage and other loans receivable	$-	$108	$41,060	$41,168	$41,878
Other invested assets	-	771	6	777	773
Short-term investments	-	5,230	-	5,230	5,230
Cash	2,741	-	-	2,741	2,741
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	349	122,487	122,836	119,493
Other liabilities	-	1,465	1	1,466	1,466
Long-term debt	-	24,147	8,221	32,368	32,283
December 31, 2017
Assets:
Mortgage and other loans receivable	$-	$117	$37,644	$37,761	$37,018
Other invested assets	-	590	6	596	593
Short-term investments	-	7,771	-	7,771	7,771
Cash	2,362	-	-	2,362	2,362
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	387	121,809	122,196	114,326
Other liabilities	-	4,494	-	4,494	4,494
Long-term debt	-	23,930	4,313	28,243	28,752

AIG | Third Quarter 2018 Form 10-Q          35

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

6. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities(a):

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(b)
September 30, 2018
Bonds available for sale:
U.S. government and government sponsored entities	$3,069	$101	$(77)	$3,093	$-
Obligations of states, municipalities and political subdivisions	16,030	632	(150)	16,512	4
Non-U.S. governments	15,021	478	(280)	15,219	-
Corporate debt	130,263	4,302	(2,681)	131,884	(11)
Mortgage-backed, asset-backed and collateralized:
RMBS	32,825	2,961	(560)	35,226	1,330
CMBS	12,821	182	(312)	12,691	28
CDO/ABS	18,018	189	(112)	18,095	17
Total mortgage-backed, asset-backed and collateralized	63,664	3,332	(984)	66,012	1,375
Total bonds available for sale(c)	228,047	8,845	(4,172)	232,720	1,368
December 31, 2017
Bonds available for sale:
U.S. government and government sponsored entities	$2,532	$160	$(36)	$2,656	$-
Obligations of states, municipalities and political subdivisions	17,377	1,297	(30)	18,644	-
Non-U.S. governments	15,059	717	(117)	15,659	-
Corporate debt	126,310	8,666	(800)	134,176	17
Mortgage-backed, asset-backed and collateralized:
RMBS	34,181	3,273	(220)	37,234	1,568
CMBS	13,538	408	(105)	13,841	42
CDO/ABS	16,464	370	(52)	16,782	29
Total mortgage-backed, asset-backed and collateralized	64,183	4,051	(377)	67,857	1,639
Total bonds available for sale(c)	225,461	14,891	(1,360)	238,992	1,656
Equity securities available for sale:
Common stock	703	379	(21)	1,061	-
Preferred stock	504	29	-	533	-
Mutual funds	98	16	-	114	-
Total equity securities available for sale	1,305	424	(21)	1,708	-
Total	$226,766	$15,315	$(1,381)	$240,700	$1,656

(a)  As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer classified and accounted for as available for sale securities.

(b)  Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

(c)  At September 30, 2018 and December 31, 2017, bonds available for sale held by us that were below investment grade or not rated totaled $30.6 billion and $31.5 billion, respectively.

36          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position(a):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
September 30, 2018
Bonds available for sale:
U.S. government and government sponsored entities	$1,406	$61	$364	$16	$1,770	$77
Obligations of states, municipalities and political
subdivisions	3,475	98	743	52	4,218	150
Non-U.S. governments	5,079	172	1,821	108	6,900	280
Corporate debt	52,590	1,947	9,929	734	62,519	2,681
RMBS	7,930	245	4,706	315	12,636	560
CMBS	5,062	146	2,626	166	7,688	312
CDO/ABS	7,483	79	1,061	33	8,544	112
Total bonds available for sale	$83,025	$2,748	$21,250	$1,424	$104,275	$4,172
December 31, 2017
Bonds available for sale:
U.S. government and government sponsored entities	$770	$23	$332	$13	$1,102	$36
Obligations of states, municipalities and political
subdivisions	586	6	646	24	1,232	30
Non-U.S. governments	3,511	54	857	63	4,368	117
Corporate debt	15,578	453	7,291	347	22,869	800
RMBS	6,212	99	3,790	121	10,002	220
CMBS	3,408	46	1,389	59	4,797	105
CDO/ABS	1,455	24	822	28	2,277	52
Total bonds available for sale	31,520	705	15,127	655	46,647	1,360
Equity securities available for sale:
Common stock	136	21	-	-	136	21
Mutual funds	1	-	-	-	1	-
Total equity securities available for sale	137	21	-	-	137	21
Total	$31,657	$726	$15,127	$655	$46,784	$1,381

(a)  As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer classified and accounted for as available for sale securities.

At September 30, 2018, we held 16,950 individual fixed maturity securities that were in an unrealized loss position, of which 3,008 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2018 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

AIG | Third Quarter 2018 Form 10-Q          37

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
September 30, 2018
Due in one year or less	$8,421	$8,559	$2,043	$2,032
Due after one year through five years	48,626	49,416	16,406	16,042
Due after five years through ten years	42,674	42,475	26,927	25,844
Due after ten years	64,662	66,258	33,219	31,489
Mortgage-backed, asset-backed and collateralized	63,664	66,012	29,852	28,868
Total	$228,047	$232,720	$108,447	$104,275
December 31, 2017
Due in one year or less	$7,932	$8,071	$1,526	$1,515
Due after one year through five years	47,179	49,093	7,764	7,571
Due after five years through ten years	42,617	43,944	11,559	11,143
Due after ten years	63,550	70,027	9,705	9,342
Mortgage-backed, asset-backed and collateralized	64,183	67,857	17,453	17,076
Total	$225,461	$238,992	$48,007	$46,647

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$82	$71	$93	$39	$252	$244	$637	$263
Equity securities	-	-	6	2	16	-	106	20
Total	$82	$71	$99	$41	$268	$244	$743	$283

For the three- and nine-month periods ended September 30, 2018, the aggregate fair value of available for sale securities sold was $6.0 billion and $18.1 billion, respectively, which resulted in net realized capital gains of $11 million and $24 million, respectively.

For the three- and nine-month periods ended September 30, 2017, the aggregate fair value of available for sale securities sold was $4.4 billion and $27.8 billion, respectively, which resulted in net realized capital gains of $58 million and $460 million, respectively.

38          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	September 30, 2018		December 31, 2017
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$2,634	21%	$2,802	21%
Non-U.S. governments	49	-	57	1
Corporate debt	1,707	13	1,909	14
Mortgage-backed, asset-backed and collateralized:
RMBS	1,660	13	1,885	14
CMBS	401	3	559	4
CDO/ABS and other collateralized*	4,969	39	5,560	42
Total mortgage-backed, asset-backed and collateralized	7,030	55	8,004	60
Total fixed maturity securities	11,420	89	12,772	96
Equity securities	1,443	11	589	4
Total	$12,863	100%	$13,361	100%

*    Includes $186 million and $251 million of U.S. government agency-backed ABS at September 30, 2018 and December 31, 2017, respectively.

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	September 30,	December 31,
(in millions)	2018	2017
Alternative investments(a) (b)	$9,655	$11,308
Investment real estate(c)	8,819	8,258
All other investments	1,265	1,256
Total	$19,739	$20,822

(a)  At September 30, 2018, included hedge funds of $4.6 billion, private equity funds of $4.6 billion, and affordable housing partnerships of $434 million. At December 31, 2017, included hedge funds of $5.8 billion, private equity funds of $5.0 billion, and affordable housing partnerships of $543 million.

(b)  At September 30, 2018, approximately 52 percent and 21 percent of our hedge fund portfolio is available for redemption in 2018 and 2019, respectively, the remaining 27 percent will be available for redemption between 2020 and 2027.

(c)  Net of accumulated depreciation of $553 million and $515 million at September 30, 2018 and December 31, 2017, respectively.

Net Investment Income

The following table presents the components of Net investment income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Available for sale fixed maturity securities, including short-term investments	$2,629	$2,552	$7,775	$7,826
Other fixed maturity securities	60	145	29	500
Equity securities(a)	(21)	5	(50)	22
Interest on mortgage and other loans	455	414	1,352	1,206
Alternative investments(b)	329	355	837	1,174
Real estate	72	51	133	131
Other investments	(13)	30	11	246
Total investment income	3,511	3,552	10,087	11,105
Investment expenses	115	136	365	390
Net investment income	$3,396	$3,416	$9,722	$10,715

(a)  Upon the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, the change in fair value of all equity securities is included in Net investment income.

AIG | Third Quarter 2018 Form 10-Q          39

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

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Sales of fixed maturity securities	$11	$54	$8	$374
Sales of equity securities	-	4	16	86
Other-than-temporary impairments:
Severity	-	-	-	(2)
Change in intent	(3)	(1)	(52)	(9)
Foreign currency declines	(1)	(1)	(13)	(11)
Issuer-specific credit events	(30)	(85)	(92)	(197)
Adverse projected cash flows	(1)	(1)	(1)	(4)
Provision for loan losses	(23)	(38)	(73)	(56)
Foreign exchange transactions	(21)	66	(155)	299
Variable annuity embedded derivatives, net of related hedges	(185)	(430)	(2)	(1,023)
All other derivatives and hedge accounting	(1)	(136)	149	(217)
Impairments on investments in life settlements	-	(273)	-	(360)
Loss on sale of private equity funds	(311)	-	(311)	-
Other	54	(81)	161	14
Net realized capital losses	$(511)	$(922)	$(365)	$(1,106)

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(920)	$1,059	$(8,858)	$4,332
Equity securities(a)	-	9	-	52
Other investments	(31)	10	(59)	(127)
Total increase (decrease) in unrealized appreciation (depreciation) of investments(b)	$(951)	$1,078	$(8,917)	$4,257

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

The following table summarizes the unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains and losses recognized during the period on equity securities	$(13)	$183	$170	$(41)	$497	$456
Less: Net gains and losses recognized during the period on equity
securities sold during the period	28	18	46	34	45	79
Unrealized gains and losses recognized during the reporting
period on equity securities still held at the reporting date	$(41)	$165	$124	$(75)	$452	$377

40          AIG | Third Quarter 2018 Form 10-Q

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

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Balance, beginning of period	$188	$762	$526	$1,098
Increases due to:
Credit impairments on new securities subject to impairment losses	15	58	32	116
Additional credit impairments on previously impaired securities	16	12	61	49
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(12)	(44)	(143)	(99)
Accretion on securities previously impaired due to credit*	(164)	(147)	(433)	(523)
Balance, end of period	$43	$641	$43	$641

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$36,640
Cash flows expected to be collected*	30,077
Recorded investment in acquired securities	20,294

*    Represents undiscounted expected cash flows, including both principal and interest.

AIG | Third Quarter 2018 Form 10-Q          41

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

(in millions)	September 30, 2018	December 31, 2017
Outstanding principal balance	$13,060	$14,718
Amortized cost	9,087	10,492
Fair value	10,941	12,293

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Balance, beginning of period	$7,461	$7,465	$7,501	$7,498
Newly purchased PCI securities	5	16	32	117
Disposals	-	-	-	(18)
Accretion	(176)	(193)	(553)	(609)
Effect of changes in interest rate indices	15	(74)	189	(188)
Net reclassification from (to) non-accretable difference,
including effects of prepayments	93	172	229	586
Balance, end of period	$7,398	$7,386	$7,398	$7,386

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	September 30, 2018	December 31, 2017
Fixed maturity securities available for sale	$1,247	$2,911
Other bond securities, at fair value	$136	$1,585

At September 30, 2018 and December 31, 2017, amounts borrowed under repurchase and securities lending agreements totaled $1.5 billion and $4.5 billion, respectively.

42          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
September 30, 2018
Bonds available for sale:
Non-U.S. governments	$-	$79	$-	$-	$-	$79
Corporate debt	-	110	1	-	-	111
Other bond securities:
U.S. government and government sponsored entities	24	-	-	-	-	24
Non-U.S. governments	-	3	-	-	-	3
Corporate debt	-	55	54	-	-	109
Total	$24	$247	$55	$-	$-	$326

December 31, 2017
Bonds available for sale:
Non-U.S. governments	$-	$7	$19	$-	$-	$26
Corporate debt	-	13	35	-	-	48
Other bond securities:
U.S. government and government sponsored entities	44	-	-	-	-	44
Non-U.S. governments	-	-	11	-	-	11
Corporate debt	-	387	1,065	-	-	1,452
Total	$44	$407	$1,130	$-	$-	$1,581

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
September 30, 2018
Bonds available for sale:
Non-U.S. governments	$-	$-	$82	$22	$-	$104
Corporate debt	-	378	467	108	-	953
Other bond securities:
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	-	-	-	-	-
Total	$-	$378	$549	$130	$-	$1,057

December 31, 2017
Bonds available for sale:
Non-U.S. governments	$-	$-	$18	$-	$-	$18
Corporate debt	-	588	2,231	-	-	2,819
Other bond securities:
Non-U.S. governments	-	-	22	-	-	22
Corporate debt	-	-	56	-	-	56
Total	$-	$588	$2,327	$-	$-	$2,915

AIG | Third Quarter 2018 Form 10-Q          43

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	September 30, 2018	December 31, 2017
Securities collateral pledged to us	$1,324	$2,227
Amount sold or repledged by us	$164	$46

At September 30, 2018 and December 31, 2017, amounts loaned under reverse repurchase agreements totaled $1.3 billion and $2.2 billion, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $7.9 billion and $4.9 billion at September 30, 2018 and December 31, 2017, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $205 million and $93 million of stock in FHLBs at September 30, 2018 and December 31, 2017, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.2 billion and $2.0 billion, respectively, at September 30, 2018 and $2.7 billion and $471 million, respectively, at December 31, 2017.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.7 billion and $2.0 billion at September 30, 2018 and December 31, 2017, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $155 million and $255 million, comprised of bonds available for sale and short term investments at September 30, 2018 and December 31, 2017, respectively.

44          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  7. Lending Activities

7. Lending Activities

The following table presents the composition of Mortgage and other loans receivable, net:

	September 30,	December 31,
(in millions)	2018	2017
Commercial mortgages*	$32,082	$28,596
Residential mortgages	6,530	5,398
Life insurance policy loans	2,178	2,295
Commercial loans, other loans and notes receivable	1,467	1,056
Total mortgage and other loans receivable	42,257	37,345
Allowance for credit losses	(379)	(322)
Mortgage and other loans receivable, net	$41,878	$37,023

*    Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 22 percent and 11 percent, respectively, at September 30, 2018, and 23 percent and 12 percent, respectively, at December 31, 2017).

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
September 30, 2018
Loan-to-Value Ratios(b)
Less than 65%	$17,986	$2,508	$239	$20,733
65% to 75%	9,115	302	258	9,675
76% to 80%	831	8	15	854
Greater than 80%	572	106	142	820
Total commercial mortgages	$28,504	$2,924	$654	$32,082

December 31, 2017
Loan-to-Value Ratios(b)
Less than 65%	$18,000	$1,525	$351	$19,876
65% to 75%	6,038	193	184	6,415
76% to 80%	569	40	-	609
Greater than 80%	1,416	206	74	1,696
Total commercial mortgages	$26,023	$1,964	$609	$28,596

(a)  The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X and 2.1X at September 30, 2018 and December 31, 2017, respectively.

(b)  The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 58 percent and 57 percent at September 30, 2018, and December 31, 2017, respectively.

AIG | Third Quarter 2018 Form 10-Q          45

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  7. Lending Activities

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
September 30, 2018
Credit Quality Performance
Indicator:
In good standing	763	$10,393	$9,257	$5,333	$3,002	$2,531	$1,422	$31,938	100%
Restructured(a)	4	-	113	-	15	16	-	144	-
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	767	$10,393	$9,370	$5,333	$3,017	$2,547	$1,422	$32,082	100%
Allowance for credit losses:
Specific		$-	$2	$-	$-	$1	$-	$3	-%
General		106	96	46	12	19	14	293	1
Total allowance for credit losses		$106	$98	$46	$12	$20	$14	$296	1%
December 31, 2017
Credit Quality Performance
Indicator:
In good standing	778	$8,163	$8,585	$5,338	$2,023	$2,373	$1,960	$28,442	99%
Restructured(a)	5	-	115	23	-	16	-	154	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	783	$8,163	$8,700	$5,361	$2,023	$2,389	$1,960	$28,596	100%
Allowance for credit losses:
Specific		$-	$3	$1	$-	$1	$-	$5	-%
General		72	94	37	6	15	18	242	1
Total allowance for credit losses		$72	$97	$38	$6	$16	$18	$247	1%

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

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2018			2017
Nine Months Ended September 30,	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$247	$75	$322	$194	$103	$297
Loans charged off	(17)	-	(17)	(5)	(2)	(7)
Recoveries of loans previously charged off	-	-	-	-	-	-
Net charge-offs	(17)	-	(17)	(5)	(2)	(7)
Provision for loan losses	66	8	74	75	(20)	55
Other	-	-	-	-	-	-
Allowance, end of period	$296 *	$83	$379	$264 *	$81	$345

*    Of the total allowance, $3 million and $35 million relate to individually assessed credit losses on $25 million and $342 million of commercial mortgages at September 30, 2018 and 2017, respectively.

46          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  7. Lending Activities

During the nine-month periods ended September 30, 2018 and 2017, loans with a carrying value of $15 million and $25 million, respectively, were modified in troubled debt restructurings.

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Affordable Housing Partnerships	Other	Total
September 30, 2018
Assets:
Bonds available for sale	$-	$8,130	$-	$-	$8,130
Other bond securities	-	4,010	-	2	4,012
Mortgage and other loans receivable	-	3,424	-	-	3,424
Other invested assets	1,696	-	3,231	25	4,952
Other(a)	259	1,448	428	82	2,217
Total assets(b)	$1,955	$17,012	$3,659	$109	$22,735
Liabilities:
Long-term debt	$785	$2,858	$1,922	$5	$5,570
Other (c)	138	126	172	23	459
Total liabilities	$923	$2,984	$2,094	$28	$6,029
December 31, 2017
Assets:
Bonds available for sale	$-	$9,632	$-	$-	$9,632
Other bond securities	-	4,518	-	3	4,521
Mortgage and other loans receivable	-	2,290	-	-	2,290
Other invested assets	1,365	206	3,087	25	4,683
Other(a)	302	1,481	350	85	2,218
Total assets(b)	$1,667	$18,127	$3,437	$113	$23,344
Liabilities:
Long-term debt	$680	$1,624	$1,825	$5	$4,134
Other(c)	144	244	181	26	595
Total liabilities	$824	$1,868	$2,006	$31	$4,729

(a)  Comprised primarily of Short-term investments and Other assets at September 30, 2018 and December 31, 2017.

(b)  The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  Comprised primarily of Other liabilities at September 30, 2018 and December 31, 2017.

(d)  At September 30, 2018 and December 31, 2017, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $227 million and $86 million, respectively.

(e)  At September 30, 2018 and December 31, 2017, $16.1 billion and $17.6 billion, respectively, of the total assets of consolidated securitization vehicles were owed to AIG Parent or its subsidiaries.

AIG | Third Quarter 2018 Form 10-Q          47

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
September 30, 2018
Real estate and investment entities(a)	$322,117	$7,902	$1,994		$9,896
Affordable housing partnerships	4,116	606	-		606
Other	2,705	260	1,222	(c)	1,482
Total	$328,938	$8,768	$3,216		$11,984
December 31, 2017
Real estate and investment entities(a)	$380,030	$9,253	$2,043		$11,296
Affordable housing partnerships	4,468	725	-		725
Other	2,703	254	1,205	(c)	1,459
Total	$387,201	$10,232	$3,248		$13,480

(a)  Comprised primarily of hedge funds and private equity funds.

(b)  At September 30, 2018 and December 31, 2017, $8.5 billion and $9.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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

48          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  9. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2018				December 31, 2017
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$75	$1	$811	$23	$-	$-	$838	$15
Foreign exchange contracts	4,323	241	4,173	269	2,823	173	4,783	350
Equity contracts	-	-	-	-	-	-	159	19
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	36,841	2,504	27,131	2,096	37,751	2,171	26,461	2,185
Foreign exchange contracts	8,877	686	8,282	818	6,305	658	11,093	895
Equity contracts	18,826	340	1,585	5	19,975	522	1,130	2
Credit contracts(b)	3	1	1,418	252	4	1	1,365	277
Other contracts(c)	38,292	15	60	3	39,829	20	59	5
Total derivatives, gross	$107,237	$3,788	$43,460	$3,466	$106,687	$3,545	$45,888	$3,748
Counterparty netting(d)		(1,874)		(1,874)		(1,464)		(1,464)
Cash collateral(e)		(964)		(290)		(1,159)		(1,249)
Total derivatives on condensed
consolidated balance sheets(f)		$950		$1,302		$922		$1,035

(a)  Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)  As of September 30, 2018 and December 31, 2017, included CDSs on super senior multi-sector CDOs with a net notional amount of $616 million and $685 million (fair value liability of $232 million and $254 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio. As of September 30, 2018 and December 31, 2017, there were no super senior corporate debt/CLOs remaining.

(c)  Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d)  Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)  Represents cash collateral posted and received that is eligible for netting.

(f)  Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively.  Fair value of assets related to bifurcated embedded derivatives was zero at both September 30, 2018 and December 31, 2017. Fair value of liabilities related to bifurcated embedded derivatives was $3.4 billion and $4.1 billion, respectively, at September 30, 2018 and December 31, 2017. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

AIG | Third Quarter 2018 Form 10-Q          49

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

Collateral posted by us to third parties for derivative transactions was $2.0 billion and $2.9 billion at September 30, 2018 and December 31, 2017, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.2 billion and $1.3 billion at September 30, 2018 and December 31, 2017, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates.  For the three- and nine-month periods ended September 30, 2018, we recognized a gain of $28 million and $27 million, respectively, and for the three- and nine-month periods ended September 30, 2017, we recognized losses of $39 million and $87 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

50          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  9. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

Gains/(Losses) Recognized in Earnings for:			Including Gains/(Losses) Attributable to:
Hedging		Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Three Months Ended September 30, 2018
Interest rate contracts:
Realized capital gains/(losses)	$(1)	$1	$-	$-	$-
Foreign exchange contracts:
Realized capital gains/(losses)	(11)	16	-	5	-
Other income	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	-	-	-	-	-
Three Months Ended September 30, 2017
Interest rate contracts:
Realized capital gains/(losses)	$(1)	$1	$-	$-	$-
Foreign exchange contracts:
Realized capital gains/(losses)	(157)	142	-	(15)	-
Other income	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	(3)	2	-	(1)	-
Nine Months Ended September 30, 2018
Interest rate contracts:
Realized capital gains/(losses)	$(9)	$10	$1	$-	$-
Foreign exchange contracts:
Realized capital gains/(losses)	184	(175)	-	9	-
Other income	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	-	-	-	-	-
Nine Months Ended September 30, 2017
Interest rate contracts:
Realized capital gains/(losses)	$1	$(1)	$-	$-	$-
Foreign exchange contracts:
Realized capital gains/(losses)	(318)	332	-	14	-
Other income	-	4	-	-	4
Equity contracts:
Realized capital gains/(losses)	(29)	26	-	(3)	-

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

AIG | Third Quarter 2018 Form 10-Q          51

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  9. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
By Derivative Type:
Interest rate contracts	$(270)	$(18)	$(892)	$81
Foreign exchange contracts	43	(98)	295	(220)
Equity contracts	(199)	(233)	(386)	(723)
Credit contracts	6	19	18	55
Other contracts	18	19	52	55
Embedded derivatives	229	(213)	1,164	(326)
Total	$(173)	$(524)	$251	$(1,078)
By Classification:
Policy fees	$17	$20	$51	$59
Net investment income	-	(3)	(3)	(10)
Net realized capital gains (losses)	(223)	(550)	133	(1,250)
Other income	35	8	76	121
Policyholder benefits and claims incurred	(2)	1	(6)	2
Total	$(173)	$(524)	$251	$(1,078)

Credit Risk-Related Contingent Features

We estimate that at September 30, 2018, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $49 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $421 million and $572 million at September 30, 2018 and December 31, 2017, respectively. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2018 and December 31, 2017, was approximately $466 million and $676 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $4.0 billion and $4.4 billion at September 30, 2018 and December 31, 2017, respectively. These securities have par amounts of $8.6 billion and $9.1 billion at September 30, 2018 and December 31, 2017, respectively, and have remaining stated maturity dates that extend to 2052.

52          AIG | Third Quarter 2018 Form 10-Q

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

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.1 billion and $12.6 billion at September 30, 2018 and December 31, 2017, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim.  Thus, these recoverable amounts represent a credit exposure to us. At September 30, 2018 and December 31, 2017, we held collateral of approximately $9.3 billion and $9.5 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements.

The following table presents the roll-forward of activity in Loss Reserves:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Liability for unpaid loss and loss adjustment expenses, beginning of period	$76,713	$76,422	$78,393	$77,077
Reinsurance recoverable	(27,406)	(27,660)	(26,708)	(15,532)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	49,307	48,762	51,685	61,545
Losses and loss adjustment expenses incurred:
Current year	6,670	7,511	15,800	16,021
Prior years, excluding discount and amortization of deferred gain	949	901	884	1,354
Prior years, discount charge (benefit)	3	48	(174)	283
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(175)	(75)	(283)	(195)
Total losses and loss adjustment expenses incurred	7,447	8,385	16,227	17,463
Losses and loss adjustment expenses paid:
Current year	(1,791)	(1,634)	(3,289)	(3,342)
Prior years	(4,526)	(3,395)	(14,312)	(12,438)
Total losses and loss adjustment expenses paid	(6,317)	(5,029)	(17,601)	(15,780)
Other changes:
Foreign exchange effect	(236)	330	(393)	688
Acquisitions(b)	3,020	-	3,020	-
Retroactive reinsurance adjustment (net of discount)(c)	(464)	22	(181)	(11,438)
Reclassified to liabilities held for sale(d)	-	8	-	-
Total other changes	2,320	360	2,446	(10,750)
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	52,757	52,478	52,757	52,478
Reinsurance recoverable	29,202	27,609	29,202	27,609
Total	$81,959	$80,087	$81,959	$80,087

(a)  Includes $9 million and $6 million for the retroactive reinsurance agreement with NICO covering U.S. asbestos exposures for the three-month periods ended September 30, 2018 and 2017, respectively, and $22 million and $11 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

(b)  Amounts relate to the acquisition of Validus in July 2018.

(c)  Includes discount on retroactive reinsurance of $46 million and $(53) million for the three-month periods ended September 30, 2018 and 2017, respectively, and $154 million and $1.5 billion for the nine-month periods ended September 30, 2018 and 2017, respectively.

AIG | Third Quarter 2018 Form 10-Q          53

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

(d)  Represents change in loss reserves included in our sale of certain of our insurance operations to Fairfax Financial Holdings Limited (Fairfax) for the three- and nine-month periods ended September 30, 2017.  Upon consummation of the sale, we retained a portion of these reserves through reinsurance arrangements.

On January 20, 2017, we entered into an adverse development reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion.  At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion.  We account for this transaction as retroactive reinsurance. We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire has provided a parental guarantee to secure the obligations of NICO under the agreement. The total paid claims subject to the agreement as of September 30, 2018 were below the attachment point.

Discounting of Loss Reserves

At September 30, 2018, the loss reserves reflect a net loss reserve discount of $2.0 billion, including tabular and non-tabular calculations based upon the following assumptions:

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

The discount consists of $622 million of tabular discount and $1.4 billion of non-tabular discount for workers’ compensation. During the nine-month periods ended September 30, 2018 and 2017, the benefit/(charge) from changes in discount of $305 million and $(283) million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Consolidated Statement of Income.

The following table presents the components of the loss reserve discount discussed above:

	September 30, 2018			December 31, 2017
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
U.S. workers' compensation	$2,733	$955	$3,688	$2,465	$918	$3,383
Retroactive reinsurance	(1,693)	-	(1,693)	(1,539)	-	(1,539)
Total reserve discount*	$1,040	$955	$1,995	$926	$918	$1,844

*   Excludes $182 million and $173 million of discount related to certain long tail liabilities in the United Kingdom at September 30, 2018 and December 31, 2017, respectively.

54          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following tables present the net loss reserve discount benefit (charge):

Three Months Ended September 30,	2018			2017
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
Current accident year	$89	$-	$89	$33	$-	$33
Accretion and other adjustments
to prior year discount	(7)	(12)	(19)	(100)	25	(75)
Effect of interest rate changes	13	3	16	(7)	1	(6)
Net reserve discount
benefit (charge)	95	(9)	86	(74)	26	(48)
Change in discount on loss reserves
ceded under retroactive reinsurance	(46)	-	(46)	53	-	53
Net change in total reserve
discount(a)	$49	$(9)	$40	$(21)	$26	$5

Nine Months Ended September 30,	2018			2017
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
Current accident year	$131	$-	$131	$94	$-	$94
Accretion and other adjustments
to prior year discount	(95)	(42)	(137)	(205)	(34)	(239)
Effect of interest rate changes	232	79	311	(96)	(42)	(138)
Net reserve discount
benefit (charge)	268	37	305	(207)	(76)	(283)
Change in discount on loss reserves
ceded under retroactive reinsurance	(154)	-	(154)	(1,494)	-	(1,494)
Net change in total reserve
discount(b)	$114	$37	$151	$(1,701)	$(76)	$(1,777)

(a)  Excludes $12 million and $(18) million discount related to certain long tail liabilities in the United Kingdom for the three-month periods ended September 30, 2018 and 2017, respectively.

(b)  Excludes $10 million and $20 million discount related to certain long tail liabilities in the United Kingdom for the nine-month periods ended September 30, 2018 and 2017, respectively.

During the nine-month period ended September 30, 2018 effective interest rates increased due to an increase in the forward yield curve component of the discount rates reflecting an increase in U.S. Treasury rates along with changes in payout pattern assumptions. This resulted in an increase in the loss reserve discount by $311 million in the nine-month period ended September 30, 2018.

During the nine-month period ended September 30, 2017 effective interest rates decreased due to a decrease in the forward yield curve component of the discount rates reflecting a decrease in U.S. Treasury rates along with changes in payout pattern assumptions. This resulted in a decrease in the loss reserve discount by $138 million in the nine-month period ended September 30, 2017.

AIG | Third Quarter 2018 Form 10-Q          55

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

Tax Litigation

We are party to pending tax litigation before the Southern District of New York. For additional information see Note 15 to the Condensed Consolidated Financial Statements.

56          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  11. Contingencies, Commitments and Guarantees

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $3.6 billion at September 30, 2018.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and related subsidiaries (collectively AIGFP) and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at September 30, 2018 was $85 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

Other

•       For additional discussion on commitments and guarantees associated with VIEs see Note 8.

•       For additional disclosures about derivatives see Note 9.

•       For additional disclosures about guarantees of outstanding debt and Preference Shares of Validus and outstanding debt of AIG Life Holdings, Inc. (AIGLH), see Note 16.

AIG | Third Quarter 2018 Form 10-Q          57

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  12. Equity

12. Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares:

Nine Months Ended September 30, 2018	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Shares, beginning of year	1,906,671,492	(1,007,626,835)	899,044,657
Shares issued	-	4,055,727	4,055,727
Shares repurchased	-	(18,452,857)	(18,452,857)
Shares, end of period	1,906,671,492	(1,022,023,965)	884,647,527

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

The following table presents declaration date, record date, payment date and dividends paid per share on AIG Common Stock:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Share
August 2, 2018	September 17, 2018	September 28, 2018	$0.32
May 2, 2018	June 14, 2018	June 28, 2018	0.32
February 8, 2018	March 15, 2018	March 29, 2018	0.32
August 2, 2017	September 15, 2017	September 29, 2017	0.32
May 3, 2017	June 14, 2017	June 28, 2017	0.32
February 14, 2017	March 15, 2017	March 29, 2017	0.32

For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries see Note 19 to the Consolidated Financial Statements in the 2017 Annual Report.

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock and warrants to purchase shares of AIG Common Stock:

Nine Months Ended September 30,
(in millions)	2018	2017
Aggregate repurchases of common stock	$994	$6,275
Total number of common shares repurchased	18	100
Aggregate repurchases of warrants	$6	$3
Total number of warrants repurchased*	-	-

*    For the nine-month periods ended September 30, 2018 and 2017, we repurchased 366,253 and 185,000 warrants to purchase shares of AIG Common Stock, respectively.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors authorized an additional increase of $2.5 billion to its previous share repurchase authorization. As of September 30, 2018, approximately $1.3 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).

58          AIG | Third Quarter 2018 Form 10-Q

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

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income (loss):

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, June 30, 2018, net of tax	$(234)	$3,944	$(2,426)	$(1,062)	$8	$230
Cumulative effect of change in
accounting principles	-	-	-	-	-	-
Change in unrealized appreciation (depreciation)
of investments	350	(1,301)	-	-	-	(951)
Change in deferred policy acquisition costs
adjustment and other	(205)	216	-	-	-	11
Change in future policy benefits	-	340	-	-	-	340
Change in foreign currency translation adjustments	-	-	(131)	-	-	(131)
Change in net actuarial loss	-	-	-	16	-	16
Change in prior service cost	-	-	-	-	-	-
Change in deferred tax asset (liability)	(38)	(13)	2	(2)	-	(51)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	-	-
Total other comprehensive income (loss)	107	(758)	(129)	14	-	(766)
Noncontrolling interests	-	-	-	-	-	-
Balance, September 30, 2018, net of tax	$(127)	$3,186	$(2,555)	$(1,048)	$8	$(536)

Balance, December 31, 2017, net of tax	$793	$7,693	$(2,090)	$(931)	$-	$5,465
Cumulative effect of change in
accounting principles	169	(285)	(284)	(183)	7	(576)
Change in unrealized depreciation of investments	(1,258)	(7,659)	-	-	-	(8,917)
Change in deferred policy acquisition costs
adjustment and other	(91)	1,121	-	-	-	1,030
Change in future policy benefits	-	1,464	-	-	-	1,464
Change in foreign currency translation adjustments	-	-	(154)	-	-	(154)
Change in net actuarial loss	-	-	-	54	-	54
Change in prior service credit	-	-	-	(2)	-	(2)
Change in deferred tax asset (liability)	260	852	(27)	14	-	1,099
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	1	1
Total other comprehensive income (loss)	(1,089)	(4,222)	(181)	66	1	(5,425)
Noncontrolling interests	-	-	-	-	-	-
Balance, September 30, 2018, net of tax	$(127)	$3,186	$(2,555)	$(1,048)	$8	$(536)

AIG | Third Quarter 2018 Form 10-Q          59

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  12. Equity

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, June 30, 2017, net of tax	$659	$7,753	$(2,507)	$(943)	$-	$4,962
Change in unrealized appreciation of investments	223	855	-	-	-	1,078
Change in deferred policy acquisition costs
adjustment and other	(73)	(271)	-	-	-	(344)
Change in future policy benefits	-	114	-	-	-	114
Change in foreign currency translation adjustments	-	-	328	-	-	328
Change in net actuarial loss	-	-	-	96	-	96
Change in prior service cost	-	-	-	-	-	-
Change in deferred tax liability	(53)	(206)	(3)	(33)	-	(295)
Total other comprehensive income	97	492	325	63	-	977
Noncontrolling interests	-	-	-	-	-	-
Balance, September 30, 2017, net of tax	$756	$8,245	$(2,182)	$(880)	$-	$5,939

Balance, December 31, 2016, net of tax	$426	$6,405	$(2,629)	$(972)	$-	$3,230
Change in unrealized appreciation of investments	564	3,693	-	-	-	4,257
Change in deferred policy acquisition costs
adjustment and other*	(56)	(1,269)	-	-	-	(1,325)
Change in future policy benefits	-	(425)	-	-	-	(425)
Change in foreign currency translation adjustments	-	-	474	-	-	474
Change in net actuarial loss	-	-	-	134	-	134
Change in prior service cost	-	-	-	6	-	6
Change in deferred tax liability	(178)	(159)	(27)	(48)	-	(412)
Total other comprehensive income	330	1,840	447	92	-	2,709
Noncontrolling interests	-	-	-	-	-	-
Balance, September 30, 2017, net of tax	$756	$8,245	$(2,182)	$(880)	$-	$5,939

*    Includes net unrealized gains attributable to businesses held for sale.

60          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  12. Equity

The following table presents the other comprehensive income reclassification adjustments for the three- and nine-month periods ended September 30, 2018 and 2017, respectively:

	Unrealized Appreciation
	(Depreciation) of Fixed				Fair Value of
	Maturity Investments	Unrealized			Liabilities Under
	on Which Other-Than-	Appreciation	Foreign	Retirement	Fair Value Option
	Temporary Credit	(Depreciation)	Currency	Plan	Attributable to
	Impairments Were	of All Other	Translation	Liabilities	Changes in
(in millions)	Recognized	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Three Months Ended September 30, 2018
Unrealized change arising during period	$146	$(705)	$(131)	$7	$-	$(683)
Less: Reclassification adjustments
included in net income	1	40	-	(9)	-	32
Total other comprehensive income (loss),
before income tax expense (benefit)	145	(745)	(131)	16	-	(715)
Less: Income tax expense (benefit)	38	13	(2)	2	-	51
Total other comprehensive income (loss),
net of income tax expense (benefit)	$107	$(758)	$(129)	$14	$-	$(766)
Three Months Ended September 30, 2017
Unrealized change arising during period	$160	$831	$328	$38	$-	$1,357
Less: Reclassification adjustments
included in net income	10	133	-	(58)	-	85
Total other comprehensive income,
before income tax expense	150	698	328	96	-	1,272
Less: Income tax expense	53	206	3	33	-	295
Total other comprehensive income,
net of income tax expense	$97	$492	$325	$63	$-	$977
Nine Months Ended September 30, 2018
Unrealized change arising during period	$(1,344)	$(5,055)	$(154)	$26	$1	$(6,526)
Less: Reclassification adjustments
included in net income	5	19	-	(26)	-	(2)
Total other comprehensive income (loss),
before income tax expense (benefit)	(1,349)	(5,074)	(154)	52	1	(6,524)
Less: Income tax expense (benefit)	(260)	(852)	27	(14)	-	(1,099)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(1,089)	$(4,222)	$(181)	$66	$1	$(5,425)
Nine Months Ended September 30, 2017
Unrealized change arising during period	$553	$2,610	$474	$62	$-	$3,699
Less: Reclassification adjustments
included in net income	45	611	-	(78)	-	578
Total other comprehensive income,
before income tax expense	508	1,999	474	140	-	3,121
Less: Income tax expense	178	159	27	48	-	412
Total other comprehensive income,
net of income tax expense	$330	$1,840	$447	$92	$-	$2,709

AIG | Third Quarter 2018 Form 10-Q          61

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  12. Equity

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Three Months Ended September 30,
(in millions)	2018	2017
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$1	$10	Other realized capital gains
Total	1	10
Unrealized appreciation (depreciation) of all other investments
Investments	10	48	Other realized capital gains
Deferred acquisition costs adjustment	30	85	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	40	133
Change in retirement plan liabilities adjustment
Prior-service credit	-	-	*
Actuarial losses	(9)	(58)	*
Total	(9)	(58)
Total reclassifications for the period	$32	$85
	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Nine Months Ended September 30,
(in millions)	2018	2017
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$5	$45	Other realized capital gains
Total	5	45
Unrealized appreciation (depreciation) of all other investments
Investments	19	415	Other realized capital gains
Deferred acquisition costs adjustment	-	196	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	19	611
Change in retirement plan liabilities adjustment
Prior-service credit	1	1	*
Actuarial losses	(27)	(79)	*
Total	(26)	(78)
Total reclassifications for the period	$(2)	$578

*    These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14.

62          AIG | Third Quarter 2018 Form 10-Q

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share data)	2018	2017	2018	2017
Numerator for EPS:
Income (loss) from continuing operations	$(1,220)	$(1,712)	$661	$609
Less: Net income from continuing operations attributable to noncontrolling interests	-	26	5	40
Income (loss) attributable to AIG common shareholders
from continuing operations	(1,220)	(1,738)	656	569
Income (loss) from discontinued operations, net of income tax expense	(39)	(1)	(40)	7
Net income (loss) attributable to AIG common shareholders	$(1,259)	$(1,739)	$616	$576
Denominator for EPS:
Weighted average shares outstanding — basic	895,237,359	908,667,044	902,081,555	938,130,832
Dilutive shares	-	-	14,736,714	23,165,114
Weighted average shares outstanding — diluted(a)(b)	895,237,359	908,667,044	916,818,269	961,295,946
Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$(1.37)	$(1.91)	$0.72	$0.60
Income (loss) from discontinued operations	$(0.04)	$-	$(0.04)	$0.01
Income (loss) attributable to AIG	$(1.41)	$(1.91)	$0.68	$0.61
Diluted:
Income (loss) from continuing operations	$(1.37)	$(1.91)	$0.71	$0.59
Income (loss) from discontinued operations	$(0.04)	$-	$(0.04)	$0.01
Income (loss) attributable to AIG	$(1.41)	$(1.91)	$0.67	$0.60

(a)  Shares in the diluted EPS calculation represent basic shares for the three-month periods ended September 30, 2018 and 2017 due to the net losses in those periods. The shares excluded from the calculation were 13,538,168 and 22,459,868 shares, respectively.

(b)  Dilutive shares included our share‑based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011. The number of shares excluded from diluted shares outstanding was 5.8 million and 4.7 million for the three- and nine-month periods ended September 30, 2018, respectively, and 2.4 million and 2.0 million for the three- and nine-month periods ended September 30, 2017, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

AIG | Third Quarter 2018 Form 10-Q          63

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  14. Employee Benefits

14. Employee Benefits

We sponsor various defined benefit pension plans, post-retirement medical and life insurance plans for eligible employees and retirees in the U.S. and certain non-U.S. countries.

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended September 30, 2018
Components of net periodic benefit cost:
Service cost	$-	$6	$6	$-	$-	$-
Interest cost	41	4	45	1	1	2
Expected return on assets	(72)	(6)	(78)	-	-	-
Amortization of prior service cost	-	-	-	-	-	-
Amortization of net loss	7	2	9	-	-	-
Net periodic benefit cost (credit)	$(24)	$6	$(18)	$1	$1	$2
Three Months Ended September 30, 2017
Components of net periodic benefit cost:
Service cost	$(5)	$7	$2	$-	$1	$1
Interest cost	41	4	45	2	1	3
Expected return on assets	(66)	(6)	(72)	-	-	-
Amortization of prior service cost	-	-	-	-	-	-
Amortization of net loss	6	3	9	-	-	-
Curtailment gain	-	(5)	(5)	-	-	-
Settlement charges	50	-	50	-	-	-
Net periodic benefit cost	$26	$3	$29	$2	$2	$4
Nine Months Ended September 30, 2018
Components of net periodic benefit cost:
Service cost	$4	$17	$21	$1	$1	$2
Interest cost	122	12	134	4	2	6
Expected return on assets	(213)	(19)	(232)	-	-	-
Amortization of prior service cost (credit)	-	1	1	(1)	(1)	(2)
Amortization of net loss	21	6	27	-	-	-
Net periodic benefit cost (credit)	$(66)	$17	$(49)	$4	$2	$6
Nine Months Ended September 30, 2017
Components of net periodic benefit cost:
Service cost	$8	$23	$31	$1	$2	$3
Interest cost	126	12	138	5	3	8
Expected return on assets	(194)	(18)	(212)	-	-	-
Amortization of prior service credit	-	-	-	(1)	-	(1)
Amortization of net loss	20	9	29	-	-	-
Curtailment gain	-	(5)	(5)	-	-	-
Settlement charges	50	-	50	-	-	-
Net periodic benefit cost	$10	$21	$31	$5	$5	$10

For the nine-month period ended September 30, 2018, we did not make any contributions to the U.S. AIG Retirement Plan.

64          AIG | Third Quarter 2018 Form 10-Q

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

At December 31, 2017, we originally recorded a provisional estimate of income tax effects of the Tax Act of $6.7 billion, including a tax charge of $6.7 billion attributable to the reduction in the U.S. corporate income tax rate and tax benefit of $38 million related to the deemed repatriation tax. Our provisional estimate of $6.7 billion was based in part on a reasonable estimate of the effects of the statutory income tax rate reduction on existing deferred tax balances and of certain provisions of the Tax Act. We recently filed our 2017 consolidated U.S. income tax return and have substantially completed our review of the primary impact of the Tax Act provisions on our deferred taxes. As a result, we consider the accounting for the effects of the rate change on deferred tax balances to be complete and no material measurement period changes were recorded for this item. As further guidance is issued by the U.S. tax authority, any resulting changes in our estimates will be treated in accordance with the relevant accounting guidance.

The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. There are substantial uncertainties in the interpretation of BEAT and GILTI and formal guidance from the U.S. tax authority is still pending. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

Tax effects for which a reasonable estimate can be determined

Deemed Repatriation Tax

The Tax Act requires companies to pay a one-time transition tax, net of tax credits, related to applicable foreign taxes paid, on previously untaxed current and accumulated earnings and profits (E&P) of certain of our foreign subsidiaries.  We were able to reasonably estimate the deemed repatriation tax and originally recorded a provisional estimated tax benefit of $38 million at December 31, 2017. We have completed our review of post-1986 E&P computations of our foreign affiliates. Incorporating additional IRS guidance issued with respect to the deemed repatriation tax, as well as the relevant basis adjustments, we recognized a measurement period tax charge of $62 million. The effect of deemed repatriation tax, which has now been determined to be complete, resulted in a liability of $24 million.

AIG | Third Quarter 2018 Form 10-Q          65

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  15. Income Taxes

Other Provisions

The Tax Act modified computations of insurance reserves for both life and general insurance companies.  For life insurance companies, tax reserves are now computed with reference to NAIC reserves.  For general insurance companies, the Tax Act extends the discount period for certain long-tail lines of business from 10 years to 24 years and increases the discount rate, replacing the applicable federal rate for a higher-yield corporate bond rate, and eliminates the election allowing companies to use their historical loss payment patterns for loss reserve discounting.  Adjustments related to the differences in insurance reserves balances computed under the old tax law versus the Tax Act have to be taken into income over eight years by both life and general insurance companies. Accordingly, these changes give rise to new deferred tax liabilities. At December 31, 2017, we recorded a provisional estimate of $1.9 billion with respect to such deferred tax liabilities. This increase in deferred tax liabilities was offset by an increase in the deferred tax asset related to insurance reserves as a result of applying the new provisions of the Tax Act. As of  September 30, 2018, these estimates remain provisional.

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

Because we have made provisional estimates related to the impact of certain aspects of the Tax Act on our future taxable income, corresponding determination of the need for a valuation allowance is also provisional. While we have substantively completed our review of the primary impact of the Tax Act provisions on our deferred tax balances, we are still analyzing the complex interplay of the new tax rules with the rules governing the utilization of our tax attributes. We expect to finalize this analysis and to complete our accounting within the prescribed measurement period. Accordingly, as of September 30, 2018, these estimates remain provisional.

Tax effects for which no estimate can be determined

At December 31, 2017, our accounting for the following elements of the Tax Act was incomplete and we continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before enactment of the Tax Act.

The Tax Act may affect the results in certain investments and partnerships in which we are a non-controlling interest owner. At December 31, 2017, the information needed to determine a provisional estimate was not currently available (such as for interest deduction limitations in those entities and the changed definition of a U.S. Shareholder), and accordingly, no provisional estimates were recorded. We have since completed our review of these investments and partnerships. As of September 30, 2018, we consider the accounting for this item to be complete and no measurement period change was recorded.

At December 31, 2017, due to minimal formal guidance issued from state and local jurisdictions, provisional estimates were not recorded for the impact of any state and local corporate income tax implications of the Tax Act.  Guidance from state and local jurisdictions has varied and most have not formally passed law specific to the treatment of the Tax Act. While we have not identified any material impact at this point in time, we continue to review any guidance issued by those states that have passed tax legislation related to the Tax Act and continue to work through the state and local corporate income tax implications of the Tax Act.  We expect further guidance throughout 2018, and the impact, if any, will be recorded when the related guidance is issued. If new law or guidance is issued beyond this period, any further change will be reflected in the period in which the new law is enacted under relevant accounting guidance.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued an accounting standard that allows the optional reclassification of stranded tax effects within accumulated other comprehensive income (AOCI) that arise due to the enactment of the Tax Act to retained earnings. We elected to early adopt the standard for the three-month period ended March 31, 2018. As a result of adopting this standard, we reclassified $248 million from AOCI to retained earnings. The amount reclassified includes stranded effects related to the change in the U.S. federal corporate income tax rate on the gross temporary differences and related valuation allowances. As of September 30, 2018, the effect of the Tax Act on gross temporary differences related to AOCI is complete, and no additional reclassification adjustments were recorded.

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

66          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  15. Income Taxes

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item.  Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions, and are recorded in the period in which the change occurs. While certain impacts of the Tax Act are included in our annual effective tax rate, we continue to refine our calculations as additional information becomes available, which may result in changes to the estimated annual effective tax rate. As of September 30, 2018, the annual effective tax rate includes the tax effects of significant catastrophe losses recognized in the third quarter of 2018.

Interim Tax Expense (Benefit)

For the three-month period ended September 30, 2018, the effective tax rate on loss from continuing operations was 20.1 percent. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, additional U.S. taxes imposed on income of our foreign subsidiaries under international provisions of the Tax Act, valuation allowance activity related to certain foreign subsidiaries and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. As noted above, we also recorded a measurement period tax charge of $62 million related to the effects of the deemed repatriation tax.

For the nine-month period ended September 30, 2018, the effective tax rate on income from continuing operations was 30.6 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, additional U.S. taxes imposed on income of our foreign subsidiaries under international provisions of the Tax Act, valuation allowance activity related to certain foreign subsidiaries and state jurisdictions and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and excess tax deductions related to share based compensation payments recorded through the income statement.

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

For the nine-month period ended September 30, 2017, the effective tax rate on income from continuing operations was not meaningful, due to a tax benefit on pre-tax income. The tax benefit was primarily due to tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and excess tax deductions related to share based compensation payments recorded through the income statement in accordance with relevant accounting literature, partially offset by tax charges related to increases in uncertain tax positions associated with the impact of settlement discussions with the IRS related to certain open tax issues and losses in our European operations taxed at a statutory tax rate lower than 35 percent.

As a result of the Tax Act, the majority of accumulated foreign earnings that were previously untaxed are subject to a one-time deemed repatriation tax. Going forward, certain foreign earnings of our foreign affiliates will be exempt from U.S. tax upon repatriation. Notwithstanding the changes, U.S. tax on foreign exchange gain or loss and certain non-U.S. withholding taxes will continue to be applicable upon future repatriations of foreign earnings. For the nine-month period ended September 30, 2018, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested.  These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

AIG | Third Quarter 2018 Form 10-Q          67

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction.  Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss.  Our U.S. federal consolidated income tax group includes both life companies and non-life companies.  While the U.S. taxable income of our non-life companies can be offset by our net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of September 30, 2018, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

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

For the three- and nine-month periods ended September 30, 2018, recent changes in market conditions, including rising interest rates, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of September 30, 2018, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized. For both the three- and nine-month periods ended September 30, 2018, we established $149 million of valuation allowance associated with the unrealized tax losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, all of which was allocated to other comprehensive income.

For the three- and nine-month periods ended September 30, 2018, recent changes in market conditions, including rising interest rates, impacted the unrealized tax gains and losses in the U.S. Non-Life Companies’ available for sale securities portfolio, resulting in a decrease to the deferred tax liability related to net unrealized tax capital gains.  As of September 30, 2018, we continue to be in an overall unrealized tax gain position with respect to the U.S. Non-Life Companies’ available for sale securities portfolio and thus concluded no valuation allowance is necessary in the U.S. Non-Life Companies’ available for sale securities portfolio.

For the three- and nine-month periods ended September 30, 2018, we recognized net increases of $5 million and $42 million, respectively, in our deferred tax asset valuation allowance associated with certain foreign subsidiaries and state jurisdictions, primarily attributable to current year activity.

68          AIG | Third Quarter 2018 Form 10-Q

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

Accounting for Uncertainty in Income Taxes

At both September 30, 2018 and December 31, 2017, our unrecognized tax benefits, excluding interest and penalties were $4.7 billion. At September 30, 2018 and December 31, 2017, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $45 million and $28 million, respectively.  Accordingly, at both September 30, 2018 and December 31, 2017, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.7 billion.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.  At September 30, 2018 and December 31, 2017, we had accrued liabilities of $2.2 billion and $2.0 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the nine-month periods ended September 30, 2018 and 2017, we accrued expense (benefit) of $148 million and $102 million, respectively, for the payment of interest and penalties.

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

AIG | Third Quarter 2018 Form 10-Q          69

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt and Preference Shares

16. Information Provided in Connection with Outstanding Debt and Preference Shares

The following Condensed Consolidating Financial Statements reflect the results of Validus Holdings, Ltd. and AIG Life Holdings, Inc. (AIGLH), each a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of the senior notes and Preference Shares of Validus and all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheets

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
September 30, 2018
Assets:
Short-term investments(a)	$1,459	$2	$-	$9,150	$(1,748)	$8,863
Other investments(b)	4,016	13	-	303,171	-	307,200
Total investments	5,475	15	-	312,321	(1,748)	316,063
Cash	3	66	3	2,669	-	2,741
Loans to subsidiaries(c)	34,713	-	-	572	(35,285)	-
Investment in consolidated subsidiaries(c)	36,727	4,120	27,038	-	(67,885)	-
Other assets, including deferred income taxes(d)	15,996	2,289	170	169,420	(1,819)	186,056
Total assets	$92,914	$6,490	$27,211	$484,982	$(106,737)	$504,860
Liabilities:
Insurance liabilities	$-	$-	$-	$291,391	$-	$291,391
Long-term debt	22,459	710	643	10,782	-	34,594
Other liabilities, including intercompany balances(b)	11,296	416	132	111,419	(3,565)	119,698
Loans from subsidiaries(c)	573	-	-	34,713	(35,286)	-
Total liabilities	34,328	1,126	775	448,305	(38,851)	445,683
Total AIG shareholders’ equity	58,586	5,364	26,436	36,086	(67,886)	58,586
Non-redeemable noncontrolling interests	-	-	-	591	-	591
Total equity	58,586	5,364	26,436	36,677	(67,886)	59,177
Total liabilities and equity	$92,914	$6,490	$27,211	$484,982	$(106,737)	$504,860
December 31, 2017
Assets:
Short-term investments(a)	$2,541	$-	$-	$11,559	$(3,714)	$10,386
Other investments(b)	6,004	-	-	305,902	-	311,906
Total investments	8,545	-	-	317,461	(3,714)	322,292
Cash	3	-	20	2,339	-	2,362
Loans to subsidiaries(c)	35,004	-	-	517	(35,521)	-
Investment in consolidated subsidiaries(c)	40,135	-	30,359	-	(70,494)	-
Other assets, including deferred income taxes(d)	16,016	-	170	159,594	(2,133)	173,647
Total assets	$99,703	$-	$30,549	$479,911	$(111,862)	$498,301
Liabilities:
Insurance liabilities	$-	$-	$-	$282,105	$-	$282,105
Long-term debt	21,557	-	642	9,441	-	31,640
Other liabilities, including intercompany balances(b)	12,458	-	143	112,275	(6,028)	118,848
Loans from subsidiaries(c)	517	-	-	35,004	(35,521)	-
Total liabilities	34,532	-	785	438,825	(41,549)	432,593
Total AIG shareholders’ equity	65,171	-	29,764	40,549	(70,313)	65,171
Non-redeemable noncontrolling interests	-	-	-	537	-	537
Total equity	65,171	-	29,764	41,086	(70,313)	65,708
Total liabilities and equity	$99,703	$-	$30,549	$479,911	$(111,862)	$498,301

(a)  At September 30, 2018, includes restricted cash of $1 million and $27 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively. At December 31, 2017, includes restricted cash of $4 million and $54 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively.

(b)  Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(c)  Eliminated in consolidation.

(d)  At September 30, 2018, includes restricted cash of $1 million and $353 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively. At December 31, 2017, includes restricted cash of $1 million and $316 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively.

70          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt and Preference Shares

Condensed Consolidating Statements of Income

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended September 30, 2018
Revenues:
Equity in earnings of consolidated subsidiaries*	$(989)	$(93)	$1,316	$-	$(234)	$-
Other income	183	23	1	11,412	(133)	11,486
Total revenues	(806)	(70)	1,317	11,412	(367)	11,486
Expenses:
Interest expense	244	10	12	63	(3)	326
Loss on extinguishment of debt	-	-	-	1	-	1
Other expenses	132	2	1	12,513	38	12,686
Total expenses	376	12	13	12,577	35	13,013
Income (loss) from continuing operations before income
tax expense (benefit)	(1,182)	(82)	1,304	(1,165)	(402)	(1,527)
Income tax expense (benefit)	38	-	(2)	(343)	-	(307)
Income (loss) from continuing operations	(1,220)	(82)	1,306	(822)	(402)	(1,220)
Loss from discontinued operations,
net of income taxes	(39)	-	-	-	-	(39)
Net income (loss)	(1,259)	(82)	1,306	(822)	(402)	(1,259)
Less:
Net income (loss) from continuing operations
attributable to noncontrolling interests	-	-	-	-	-	-
Net income (loss) attributable to AIG	$(1,259)	$(82)	$1,306	$(822)	$(402)	$(1,259)
Three Months Ended September 30, 2017
Revenues:
Equity in earnings of consolidated subsidiaries*	$(2,098)	$-	$1,138	$-	$960	$-
Other income	225	-	-	11,455	71	11,751
Total revenues	(1,873)	-	1,138	11,455	1,031	11,751
Expenses:
Interest expense	236	-	12	44	(2)	290
(Gain) loss on extinguishment of debt	2	-	-	(1)	-	1
Other expenses	177	-	1	14,154	(69)	14,263
Total expenses	415	-	13	14,197	(71)	14,554
Income (loss) from continuing operations before income
tax benefit	(2,288)	-	1,125	(2,742)	1,102	(2,803)
Income tax benefit	(549)	-	(4)	(538)	-	(1,091)
Income (loss) from continuing operations	(1,739)	-	1,129	(2,204)	1,102	(1,712)
Loss from discontinued operations,
net of income taxes	-	-	-	(1)	-	(1)
Net income (loss)	(1,739)	-	1,129	(2,205)	1,102	(1,713)
Less:
Net income from continuing operations
attributable to noncontrolling interests	-	-	-	26	-	26
Net income (loss) attributable to AIG	$(1,739)	$-	$1,129	$(2,231)	$1,102	$(1,739)

AIG | Third Quarter 2018 Form 10-Q          71

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt and Preference Shares

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Nine Months Ended September 30, 2018
Revenues:
Equity in earnings of consolidated subsidiaries*	$889	$(93)	$2,497	$-	$(3,293)	$-
Other income	750	23	1	34,103	(48)	34,829
Total revenues	1,639	(70)	2,498	34,103	(3,341)	34,829
Expenses:
Interest expense	710	10	37	154	(9)	902
Loss on extinguishment of debt	-	-	-	10	-	10
Other expenses	643	2	2	32,357	(39)	32,965
Total expenses	1,353	12	39	32,521	(48)	33,877
Income (loss) from continuing operations before income
tax expense (benefit)	286	(82)	2,459	1,582	(3,293)	952
Income tax expense (benefit)	(370)	-	-	661	-	291
Income (loss) from continuing operations	656	(82)	2,459	921	(3,293)	661
Loss from discontinued operations,
net of income taxes	(40)	-	-	-	-	(40)
Net income (loss)	616	(82)	2,459	921	(3,293)	621
Less:
Net income from continuing operations
attributable to noncontrolling interests	-	-	-	5	-	5
Net income (loss) attributable to AIG	$616	$(82)	$2,459	$916	$(3,293)	$616
Nine Months Ended September 30, 2017
Revenues:
Equity in earnings of consolidated subsidiaries*	$794	$-	$2,553	$-	$(3,347)	$-
Other income	653	-	-	36,085	147	36,885
Total revenues	1,447	-	2,553	36,085	(3,200)	36,885
Expenses:
Interest expense	719	-	37	129	(5)	880
(Gain) loss on extinguishment of debt	2	-	-	(6)	-	(4)
Other expenses	693	-	2	34,865	(142)	35,418
Total expenses	1,414	-	39	34,988	(147)	36,294
Income (loss) from continuing operations before income
tax expense (benefit)	33	-	2,514	1,097	(3,053)	591
Income tax expense (benefit)	(544)	-	(12)	538	-	(18)
Income (loss) from continuing operations	577	-	2,526	559	(3,053)	609
Income (loss) from discontinued operations,
net of income taxes	(1)	-	-	8	-	7
Net income (loss)	576	-	2,526	567	(3,053)	616
Less:
Net income from continuing operations
attributable to noncontrolling interests	-	-	-	40	-	40
Net income (loss) attributable to AIG	$576	$-	$2,526	$527	$(3,053)	$576

*    Eliminated in consolidation.

72          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt and Preference Shares

Condensed Consolidating Statements of Comprehensive Income

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended September 30, 2018
Net income (loss)	$(1,259)	$(82)	$1,306	$(822)	$(402)	$(1,259)
Other comprehensive income (loss)	(766)	-	(301)	(1,436)	1,737	(766)
Comprehensive income (loss)	(2,025)	(82)	1,005	(2,258)	1,335	(2,025)
Total comprehensive income attributable to
noncontrolling interests	-	-	-	-	-	-
Comprehensive income (loss) attributable to AIG	$(2,025)	$(82)	$1,005	$(2,258)	$1,335	$(2,025)
Three Months Ended September 30, 2017
Net income (loss)	$(1,739)	$-	$1,129	$(2,205)	$1,102	$(1,713)
Other comprehensive income (loss)	977	-	1,274	(30,625)	29,351	977
Comprehensive income (loss)	(762)	-	2,403	(32,830)	30,453	(736)
Total comprehensive income attributable to
noncontrolling interests	-	-	-	26	-	26
Comprehensive income (loss) attributable to AIG	$(762)	$-	$2,403	$(32,856)	$30,453	$(762)
Nine Months Ended September 30, 2018
Net income (loss)	$616	$(82)	$2,459	$921	$(3,293)	$621
Other comprehensive income (loss)	(5,425)	-	3,139	12,568	(15,707)	(5,425)
Comprehensive income (loss)	(4,809)	(82)	5,598	13,489	(19,000)	(4,804)
Total comprehensive income attributable to
noncontrolling interests	-	-	-	5	-	5
Comprehensive income (loss) attributable to AIG	$(4,809)	$(82)	$5,598	$13,484	$(19,000)	$(4,809)
Nine Months Ended September 30, 2017
Net income (loss)	$576	$-	$2,526	$567	$(3,053)	$616
Other comprehensive income (loss)	2,709	-	7,056	18,864	(25,920)	2,709
Comprehensive income (loss)	3,285	-	9,582	19,431	(28,973)	3,325
Total comprehensive income attributable to
noncontrolling interests	-	-	-	40	-	40
Comprehensive income (loss) attributable to AIG	$3,285	$-	$9,582	$19,391	$(28,973)	$3,285

AIG | Third Quarter 2018 Form 10-Q          73

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt and Preference Shares

Condensed Consolidating Statements of Cash Flows

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Nine Months Ended September 30, 2018
Net cash (used in) provided by operating activities	$1,389	$(40)	$2,003	$(433)	$(2,957)	$(38)
Cash flows from investing activities:
Sales of investments	4,641	-	-	45,218	(3,326)	46,533
Sales of divested businesses, net	-	-	-	10	-	10
Purchase of investments	(1,680)	-	-	(45,574)	3,326	(43,928)
Loans to subsidiaries - net	878	-	-	(50)	(828)	-
Contributions from (to) subsidiaries - net	22	-	-	-	(22)	-
Acquisition of businesses, net of cash and
restricted cash acquired	(5,475)	112	-	311	-	(5,052)
Net change in short-term investments	1,267	-	-	1,144	-	2,411
Other, net	(55)	-	-	(836)	-	(891)
Net cash (used in) provided by investing activities	(402)	112	-	223	(850)	(917)
Cash flows from financing activities:
Issuance of long-term debt	2,470	-	-	1,589	-	4,059
Repayments of long-term debt	(1,493)	-	-	(1,295)	-	(2,788)
Purchase of common stock	(994)	-	-	-	-	(994)
Intercompany loans - net	50	-	-	(878)	828	-
Cash dividends paid	(858)	(6)	(2,020)	(931)	2,957	(858)
Other, net	(165)	-	-	2,057	22	1,914
Net cash (used in) provided by financing activities	(990)	(6)	(2,020)	542	3,807	1,333
Effect of exchange rate changes on cash and
restricted cash	-	-	-	8	-	8
Change in cash and restricted cash	(3)	66	(17)	340	-	386
Cash and restricted cash at beginning of year	8	-	20	2,709	-	2,737
Cash and restricted cash at end of period	$5	$66	$3	$3,049	$-	$3,123
Nine Months Ended September 30, 2017
Net cash (used in) provided by operating activities	$793	$-	$1,105	$(8,440)	$(2,320)	$(8,862)
Cash flows from investing activities:
Sales of investments	5,428	-	-	58,592	(3,508)	60,512
Sales of divested businesses, net	40	-	-	565	-	605
Purchase of investments	(1,781)	-	-	(49,675)	3,508	(47,948)
Loans to subsidiaries - net	38	-	-	5	(43)	-
Contributions from (to) subsidiaries - net	990	-	-	-	(990)	-
Net change in short-term investments	1,926	-	-	889	-	2,815
Other, net	(17)	-	(4)	(1,488)	-	(1,509)
Net cash (used in) provided by investing activities	6,624	-	(4)	8,888	(1,033)	14,475
Cash flows from financing activities:
Issuance of long-term debt	1,108	-	-	1,297	-	2,405
Repayments of long-term debt	(1,354)	-	-	(1,397)	-	(2,751)
Purchase of common stock	(6,275)	-	-	-	-	(6,275)
Intercompany loans - net	(5)	-	-	(38)	43	-
Cash dividends paid	(884)	-	(1,133)	(1,187)	2,320	(884)
Other, net	(5)	-	-	1,394	990	2,379
Net cash (used in) provided by financing activities	(7,415)	-	(1,133)	69	3,353	(5,126)
Effect of exchange rate changes on cash and
restricted cash	-	-	-	(22)	-	(22)
Change in cash and restricted cash	2	-	(32)	495	-	465
Cash and restricted cash at beginning of year	3	-	34	2,070	-	2,107
Change in cash of businesses held for sale	-	-	-	133	-	133
Cash and restricted cash at end of period	$5	$-	$2	$2,698	$-	$2,705

74          AIG | Third Quarter 2018 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt and Preference Shares

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
September 30, 2018
Cash	$3	$66	$3	$2,669	$-	$2,741
Restricted cash included in Short-term investments	1	-	-	27	-	28
Restricted cash included in Other assets	1	-	-	353	-	354
Total cash and restricted cash shown in the Condensed
Consolidating Statements of Cash Flows	$5	$66	$3	$3,049	$-	$3,123

Cash (paid) received during the 2018 period for:
Interest:
Third party	$(706)	$14	$(47)	$(279)	$-	$(1,018)
Intercompany	(1)	-	(1)	2	-	-
Taxes:
Income tax authorities	$(23)	$-	$-	$(44)	$-	$(67)
Intercompany	1,084	-	-	(1,084)	-	-

September 30, 2017
Cash	$3	$-	$2	$2,428	$-	$2,433
Restricted cash included in Short-term investments	1	-	-	52	-	53
Restricted cash included in Other assets	1	-	-	218	-	219
Total cash and restricted cash shown in the Condensed
Consolidating Statements of Cash Flows	$5	$-	$2	$2,698	$-	$2,705

Cash (paid) received during the 2017 period for:
Interest:
Third party	$(791)	$-	$(47)	$(208)	$-	$(1,046)
Intercompany	(1)	-	(1)	2	-	-
Taxes:
Income tax authorities	$(324)	$-	$-	$(166)	$-	$(490)
Intercompany	1,852	-	-	(1,852)	-	-

American International Group, Inc. (As Guarantor) Supplementary Disclosure of Non-Cash Activities:

Nine Months Ended September 30,
(in millions)	2018	2017
Intercompany non-cash financing and investing activities:
Capital contributions	$2,339	$198
Dividends received in the form of securities	745	735
Return of capital	2,706	26

AIG | Third Quarter 2018 Form 10-Q          75

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  17. Subsequent Events

17. Subsequent Events

BREXIT

On October 25, 2018 we announced that our European subsidiary, AIG Europe Limited has received approval from the High Court of England & Wales to transfer its business into two new entities: American International Group UK Limited and AIG Europe SA in preparation for the UK’s exit from the European Union. This is the final UK approval needed to complete the restructuring of our European operations and ensure our readiness for Brexit.

Dividends Declared

On October 31, 2018, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on December 26, 2018 to shareholders of record on December 12, 2018.

76          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Management’s  Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q, in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018 and in our Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Annual Report) to assist readers seeking additional information related to a particular subject.

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

AIG | Third Quarter 2018 Form 10-Q          77

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

•      changes in judgments concerning the recognition of deferred tax assets; and

•      such other factors discussed in:

-   Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q;

-   Part I, Item 2. MD&A and Part II, Item 1A. Risk Factors  of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018

-   Part I, Item 2. MD&A of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018; and

-   Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2017 Annual Report.

We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

78          AIG | Third Quarter 2018 Form 10-Q

AIG | Third Quarter 2018 Form 10-Q          79

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

80          AIG | Third Quarter 2018 Form 10-Q

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

•      the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain; and

•      integration and transaction costs associated with acquired businesses.

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

–   Accident year loss and combined ratios, as adjusted:  both the accident year loss and combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Natural and man-made catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and also include certain man-made events, such as terrorism and civil disorders that exceed the $10 million threshold. We believe the as adjusted ratios are meaningful measures of our underwriting results on an ongoing basis as they exclude catastrophes and the impact of reserve discounting which are outside of management’s control. We also exclude prior year development to provide transparency related to current accident year results.

•        Life and Retirement

–    Premiums and deposits: includes direct and assumed amounts received and earned on traditional life insurance policies, group benefit policies and life‑contingent payout annuities, as well as deposits received on universal life, investment‑type annuity contracts, Federal Home Loan Bank (FHLB) funding agreements and mutual funds.

Results from discontinued operations are excluded from all of these measures.

AIG | Third Quarter 2018 Form 10-Q          81

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

82          AIG | Third Quarter 2018 Form 10-Q

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

On July 18, 2018, we completed our acquisition of Validus Holdings, Ltd. (Validus), a leading provider of reinsurance, primary insurance, and asset management services, for approximately $5.5 billion in cash. This transaction strengthens our global General Insurance business by expanding our current product portfolio through additional distribution channels and advancing the tools available to enhance underwriting.  The results of Validus following the date of the acquisition are included in our General Insurance segment starting in the third quarter of 2018.  Our North America results include the results of Validus Reinsurance, Ltd. and Western World Insurance Group, Inc., while our International results include the results of Talbot Holdings Ltd.

In February 2018, we closed a series of affiliated reinsurance transactions impacting the Legacy Portfolio. These transactions were designed to consolidate most of our Legacy Insurance Run-Off Lines into a single legal entity, Fortitude Re, formerly known as DSA Reinsurance Company, Ltd., a Bermuda domiciled composite reinsurer, 100 percent owned by AIG. As of September 30, 2018, the transactions include the cession of approximately $31 billion of reserves from our Legacy Life and Retirement Run-Off Lines and approximately $5 billion of reserves from our Legacy General Insurance Run-Off Lines relating to business written by multiple AIG legal entities, which represented over 82 percent of the insurance reserves in the Legacy Portfolio. Fortitude Re has approximately $42 billion of total assets, managed by AIG Investments, and is AIG’s main run-off reinsurer with its own dedicated management team.

On July 31, 2018, we entered into a membership interest purchase agreement with Fortitude Group Holdings, LLC (Fortitude Holdings), a wholly-owned subsidiary of AIG, and TC Group Cayman Investment Holdings, L.P. (TCG), an affiliate of The Carlyle Group L.P. We formed Fortitude Holdings to act as a holding company for Fortitude Re. Subject to the satisfaction or waiver of certain conditions in the purchase agreement, TCG will purchase a 19.9 percent ownership interest in Fortitude Holdings. As of the closing of the transaction, Fortitude Holdings will own 100 percent of the outstanding common shares of Fortitude Re and AIG will have an 80.1 percent ownership interest in Fortitude Holdings.

On September 21, 2018 AIG entered into an agreement to acquire Glatfelter Insurance Group, a full-service broker and insurance company providing services for specialty programs and retail operations.

See Business Segment Operations – Legacy Portfolio.

AIG | Third Quarter 2018 Form 10-Q          83

ITEM 2 |  Executive Summary

AIG’S OPERATING STRUCTURE

Our Core businesses include General Insurance, Life and Retirement and Other Operations. General Insurance consists of two operating segments – North America and International. Life and Retirement consists of four operating segments – Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. Blackboard U.S. Holdings, Inc. (Blackboard), AIG’s technology-driven subsidiary, is reported within Other Operations. We also report a Legacy Portfolio consisting of our run-off insurance lines and legacy investments that we consider non-core. Effective February 2018, our Bermuda domiciled composite reinsurer, Fortitude Re is included in our Legacy Portfolio.

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

General Insurance includes the following major operating companies: National Union Fire Insurance Company of Pittsburgh, Pa. (National Union); American Home Assurance Company (American Home); Lexington Insurance Company (Lexington); AIG General Insurance Company, Ltd. (AIG Sonpo);  AIG Asia Pacific Insurance, Pte, Ltd.; AIG Europe Limited; Validus Reinsurance, Ltd. , Talbot Holdings Ltd and Western World Insurance Group, Inc.

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

Legacy Portfolio

Legacy Portfolio includes Legacy Life and Retirement Run-Off Lines, Legacy General Insurance Run-Off Lines, and Legacy Investments. Effective February 2018, Fortitude Re, a Bermudian composite reinsurer, is included in our Legacy Portfolio.

84          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Executive Summary

Financial Performance Summary

Net Income (Loss) Attributable To AIG Three Months Ended September 30, (in millions)

Quarterly 2018 and 2017 Comparison

Decrease in Net loss attributable to AIG due to:

•      lower policyholder benefits and losses incurred driven by significantly lower catastrophe losses and lower unfavorable prior year loss reserve development, as well as lower severe losses; and

•      lower net realized capital losses.

The decrease in Net loss attributable to AIG was partially offset by:

•      a net unfavorable adjustment from the review and update of actuarial assumptions compared to a net favorable adjustment in the same period in the prior year; and

•      higher general operating and other expenses, partially due to the acquisition of Validus.

For further discussion see Consolidated Results of Operations.

AIG | Third Quarter 2018 Form 10-Q          85

ITEM 2 |  Executive Summary

Net Income Attributable To AIG Nine Months Ended September 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Increase in net income attributable to AIG due to:

•      lower policyholder benefits and losses incurred driven by significantly lower catastrophe losses and lower unfavorable prior year loss reserve development, partially offset by higher severe losses;

•      lower net realized capital losses; and

•      gains on sale of divested businesses in the nine-month period ended September 30, 2018 compared to losses on sale of divested businesses in the same period in the prior year.

This increase was partially offset by:

•      lower investment returns primarily driven by lower hedge fund performance, a decline in income from securities for which the fair value option was elected as a result of credit spread widening and rising interest rates, losses on our fair value option equities portfolio, and lower invested assets resulting from the funding of the adverse development reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire) late in the first quarter of 2017;

•      a net unfavorable adjustment from the review and update of actuarial assumptions compared to a net favorable adjustment in the same period in the prior year; and

•      higher general operating and other expenses.

For further discussion see Consolidated Results of Operations.

Adjusted Pre-Tax Income (Loss)* Three Months Ended September 30, (in millions)

Quarterly 2018 and 2017 Comparison

Decrease in Adjusted pre-tax loss due to lower policyholder benefits and losses incurred driven by significantly lower catastrophe losses and lower unfavorable prior year loss reserve development, as well as lower severe losses.

The decrease was partially offset by a net unfavorable adjustment from the review and update of actuarial assumptions compared to a net favorable adjustment in the same period in the prior year.

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

86          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Executive Summary

Adjusted Pre-Tax Income* Nine Months Ended September 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Decrease in Adjusted pre-tax income due to:

•      lower investment returns primarily driven by lower hedge fund performance, a decline in income from securities for which the fair value option was elected as a result of credit spread widening and rising interest rates, losses on our fair value option equities portfolio, and lower invested assets resulting from the funding of the adverse development reinsurance agreement with NICO late in the first quarter of 2017;

•      a net unfavorable adjustment from the review and update of actuarial assumptions compared to a net favorable adjustment in the same period in the prior year.

This decrease was partially offset by lower policyholder benefits and losses incurred driven by significantly lower catastrophe losses and lower unfavorable prior year loss reserve development, partially offset by higher severe losses.

For further discussion see Consolidated Results of Operations.

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

General Operating and Other Expenses Three Months Ended September 30, (in millions)

Quarterly 2018 and 2017 Comparison

Increased due to the acquisition of Validus, business growth and continued investments in business platforms.

In keeping with our broad and ongoing efforts to transform for long-term competitiveness, general operating and other expenses for the third quarters of 2018 and 2017 included approximately $35 million and $31 million of pre-tax restructuring and other costs, respectively, which were primarily related to asset impairment and employee severance charges in connection with efficiency initiatives.

AIG | Third Quarter 2018 Form 10-Q          87

ITEM 2 |  Executive Summary

General Operating and Other Expenses Nine Months Ended September 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Increased due to the acquisition of Validus, business growth and continued investments in business platforms.

In keeping with our broad and ongoing efforts to transform for long-term competitiveness, general operating and other expenses for the nine-month periods ended September 30, 2018 and 2017 included approximately $259 million and $259 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges related to efficiency initiatives.

We continue to execute initiatives focused on organizational simplification, operational efficiency, and business rationalization.

Return on Equity

Adjusted Return on Equity*

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

88          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Executive Summary

Book Value Per Share	Book Value Per Share, excluding AOCI*

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in the first nine months of 2018, characterized by factors such as the impact of historically low interest rates, uncertainties in the annuity marketplace resulting from legislative and regulatory initiatives aimed at re-evaluating the standard of care for sales of investment products and services, historically high levels of catastrophic events, slowing growth in China and Euro-Zone economies, and the UK’s pending withdrawal from its membership in the European Union (the EU) (commonly referred to as Brexit). Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

Impact of Changes in the Interest Rate Environment

While interest rates remain low by historical standards, during the first nine months of 2018 interest rates, particularly in the United States, have risen, in some cases close to highs of the last five to ten years. The low interest rate environment negatively affects sales of interest rate sensitive products in our industry and may negatively impact the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. As rates rise, some of these impacts may abate while there may be different impacts, some of which are highlighted below. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

Additionally, sustained low interest rates on discounting of projected benefit cash flows for our pension plans may result in higher pension expense.

Annuity Sales and Surrenders

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products.  However, our disciplined rate setting has helped to mitigate some of the pressure on investment spreads. Rapidly rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Customers are, however, currently buying fixed annuities with surrender charge periods of four to seven years in pursuit of higher returns, which may help mitigate increased early surrenders in a rapidly rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to the contract holders have driven better than expected persistency in Fixed Annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio.  We will closely monitor surrenders of Fixed Annuities as contracts with lower minimum interest rates come out of the surrender charge period in a more attractive rate environment. Low interest rates have also driven growth in our fixed index annuity products, which provide additional interest crediting, tied to favorable performance in certain equity market indices and the availability of guaranteed living benefits. Changes in interest rates significantly impact the valuation of our liabilities for annuities with guaranteed income features and the value of the related hedging portfolio.

AIG | Third Quarter 2018 Form 10-Q          89

ITEM 2 |  Executive Summary

Reinvestment and Spread Management

We actively monitor fixed income markets, including the level of interest rates, credit spreads and the shape of the yield curve. We also frequently review our interest rate assumptions and actively manage the crediting rates used for new and in-force business. Business strategies continue to evolve to maintain profitability of the overall business in light of the interest rate environment. A low interest rate environment puts margin pressure on pricing of new business and on existing products, due to the challenge of investing new money or recurring premiums and deposits, and reinvesting investment portfolio cash flows, in the low interest rate environment. In addition, there is investment risk associated with future premium receipts from certain in‑force business. Specifically, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

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

For investment-oriented products in our Individual Retirement, Group Retirement, Life Insurance and Institutional Markets businesses, our spread management strategies include disciplined pricing and product design for new business, modifying or limiting the sale of products that do not achieve targeted spreads, using asset-liability management to match assets to liabilities to the extent practicable, and actively managing crediting rates to help mitigate some of the pressure on investment spreads. Renewal crediting rate management is done under contractual provisions that were designed to allow crediting rates to be reset at pre-established intervals in accordance with state and federal laws and subject to minimum crediting rate guarantees. We will continue to adjust crediting rates on in-force business to mitigate the pressure on spreads from declining base yields, but our ability to lower crediting rates may be limited by the competitive environment, contractual minimum crediting rates, and provisions that allow rates to be reset only at pre-established intervals. As interest rates rise, we may need to raise crediting rates on in-force business for competitive and other reasons potentially reducing the impact of investing in a higher interest rate environment.

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 68 percent were crediting at the contractual minimum guaranteed interest rate at September 30, 2018. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 67 percent and 69 percent at September 30, 2018 and December 31, 2017, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning. In the core universal life business in our Life Insurance business, 71 percent of the account values were crediting at the contractual minimum guaranteed interest rate at September 30, 2018.

90          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Executive Summary

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
September 30, 2018		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
1%	$2,619	$4,768	$16,748	$24,135
> 1% - 2%	6,849	137	1,114	8,100
> 2% - 3%	12,892	284	83	13,259
> 3% - 4%	9,775	43	7	9,825
> 4% - 5%	616	-	4	620
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$32,785	$5,232	$17,961	$55,978
Group Retirement*
1%	$1,582	$3,158	$2,181	$6,921
> 1% - 2%	6,152	793	215	7,160
> 2% - 3%	15,328	-	-	15,328
> 3% - 4%	859	-	-	859
> 4% - 5%	7,131	-	-	7,131
> 5% - 5.5%	179	-	-	179
Total Group Retirement	$31,231	$3,951	$2,396	$37,578
Universal life insurance
1%	$-	$-	$10	$10
> 1% - 2%	120	95	224	439
> 2% - 3%	605	472	995	2,072
> 3% - 4%	1,667	355	7	2,029
> 4% - 5%	3,172	222	-	3,394
> 5% - 5.5%	303	-	-	303
Total universal life insurance	$5,867	$1,144	$1,236	$8,247
Total	$69,883	$10,327	$21,593	$101,803
Percentage of total	69%	10%	21%	100%

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

Standard of Care Developments

The SEC, federal and state lawmakers and state insurance regulators continue their efforts at evaluating what is an appropriate regulatory framework around a standard of care for the sale of investment products and services.  On April 18, 2018, the SEC proposed a package of rulemakings and interpretations designed to address the standard of care issues and the transparency of retail investors’ relationships with investment advisors and broker-dealers.  The comment period for these proposed rules expired on August 7, 2018.

AIG | Third Quarter 2018 Form 10-Q          91

ITEM 2 |  Executive Summary

On July 18, 2018, the New York State Department of Financial Services adopted a best interest standard of care regulation applicable to annuity and life transactions through issuance of the First Amendment to Regulation 187 – Suitability and Best Interests in Life Insurance and Annuity Transactions (Regulation 187).  The compliance date for Regulation 187 is August 1, 2019 for annuity products and February 1, 2020 for life products.  The regulation requires producers to act in their client’s best interest when making point-of-sale and in-force recommendations, and provide in writing the basis for the recommendation, as well as the facts and analysis to support the recommendation.  This regulation also imposes additional duties on life insurance companies in relation to these transactions. We are evaluating the scope and impact of Regulation 187 on our businesses, and will implement and enhance processes and procedures, where needed, to comply with this regulation.

Regarding the Department of Labor (the DOL) fiduciary duty rule issued by the DOL in April 2016 (the DOL Fiduciary Rule), on March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit (the Fifth Circuit) ruled that the DOL exceeded its authority in promulgating the DOL Fiduciary Rule, specifically in its broadening of the scope of “investment advice” fiduciary and in the terms of the best interest contract exemption.  Following the Fifth Circuit’s decision, the DOL announced on March 16, 2018, that it was suspending enforcement of the DOL Fiduciary Rule pending further review. On May 22, 2018, the Fifth Circuit subsequently denied a motion to reconsider the panel’s decision and a further motion for rehearing by the full Fifth Circuit. As the Fifth Circuit’s final judgment has not been further appealed, the ruling has the effect of invalidating the DOL Fiduciary Rule in its entirety.

We continue to closely follow relevant federal and state-level regulatory developments in this area. While we cannot predict the long-term impact of these developments on our Life and Retirement businesses, we believe our diverse product offerings and distribution relationships position us to compete effectively in this evolving marketplace.

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

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
Rate for 1 USD	2018	2017	Change	2018	2017	Change
Currency:
GBP	0.77	0.77	-%	0.74	0.79	(6)%
EUR	0.86	0.87	(1)%	0.84	0.91	(8)%
JPY	111.48	110.99	-%	109.95	112.51	(2)%

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

92          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations on a reported basis for the three- and nine-month periods ended September 30, 2018 and 2017. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see the Critical Accounting Estimates section of this MD&A and  Part II, Item 7. MD&A — Critical Accounting Estimates in the 2017 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2018	2017	Change	2018	2017	Change
Revenues:
Premiums	$7,668	$8,063	(5)%	$22,150	$23,459	(6)%
Policy fees	530	728	(27)	2,057	2,177	(6)
Net investment income	3,396	3,416	(1)	9,722	10,715	(9)
Net realized capital losses	(511)	(922)	45	(365)	(1,106)	67
Other income	403	466	(14)	1,265	1,640	(23)
Total revenues	11,486	11,751	(2)	34,829	36,885	(6)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	8,312	10,322	(19)	19,484	22,653	(14)
Interest credited to policyholder account balances	933	867	8	2,784	2,683	4
Amortization of deferred policy acquisition costs	1,118	912	23	3,813	3,135	22
General operating and other expenses	2,325	2,149	8	6,919	6,774	2
Interest expense	326	290	12	902	880	3
(Gain) loss on extinguishment of debt	1	1	-	10	(4)	NM
Net (gain) loss on sale of divested businesses	(2)	13	NM	(35)	173	NM
Total benefits, losses and expenses	13,013	14,554	(11)	33,877	36,294	(7)
Income (loss) from continuing operations before
income tax expense (benefit)	(1,527)	(2,803)	46	952	591	61
Income tax expense (benefit)	(307)	(1,091)	72	291	(18)	NM
Income (loss) from continuing operations	(1,220)	(1,712)	29	661	609	9
Income (loss) from discontinued operations,
net of income tax expense (benefit)	(39)	(1)	NM	(40)	7	NM
Net income (loss)	(1,259)	(1,713)	27	621	616	1
Less: Net income (loss) attributable to
noncontrolling interests	-	26	NM	5	40	(88)
Net income (loss) attributable to AIG	$(1,259)	$(1,739)	28%	$616	$576	7%

	September 30,	December 31,
(in millions, except per share data)	2018	2017
Balance sheet data:
Total assets	$504,860	$498,301
Long-term debt	34,594	31,640
Total AIG shareholders’ equity	58,586	65,171
Book value per common share	66.23	72.49
Book value per common share, excluding AOCI	66.83	66.41
Adjusted book value per common share	55.58	54.74

AIG | Third Quarter 2018 Form 10-Q          93

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI and Book value per common share, excluding AOCI and DTA (Adjusted book value per common share), which are non-GAAP measures. For additional information see Use of Non‑GAAP Measures.

	September 30,	December 31,
(in millions, except per share data)	2018	2017
Total AIG shareholders' equity	$58,586	$65,171
Accumulated other comprehensive income (loss)	(536)	5,465
Total AIG shareholders' equity, excluding AOCI	59,122	59,706
Deferred tax assets	9,953	10,492
Adjusted shareholders' equity	$49,169	$49,214

Total common shares outstanding	884,647,527	899,044,657
Book value per common share	$66.23	$72.49
Book value per common share, excluding AOCI	66.83	66.41
Adjusted book value per common share	55.58	54.74

The following table presents a reconciliation of Return on equity to Adjusted Return on equity, which is a non-GAAP measure. For additional information see Use of Non‑GAAP Measures.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(dollars in millions)	2018	2017	2018	2017	2017
Actual or annualized net income (loss) attributable to AIG	$(5,036)	$(6,956)	$821	$768	$(6,084)
Actual or annualized adjusted after-tax income attributable to AIG	(1,204)	(4,444)	2,164	2,273	2,231

Average AIG Shareholders' equity	$59,886	$73,100	$61,934	$74,142	$72,348
Average AOCI	(153)	5,451	1,845	4,477	4,675
Average AIG Shareholders' equity, excluding average AOCI	60,039	67,649	60,089	69,665	67,673
Average DTA	9,903	14,592	10,128	14,635	13,806
Average adjusted AIG Shareholders' equity	$50,136	$53,057	$49,961	$55,030	$53,867
Return on equity	(8.4)%	(9.5)%	1.3%	1.0%	(8.4)%
Adjusted Return on Equity	(2.4)%	(8.4)%	4.3%	4.1%	4.1%

94          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to adjusted pre-tax income/adjusted after-tax income attributable to AIG:

Three Months Ended September 30,	2018			2017
		Total Tax			Total Tax
		(Benefit)	After		(Benefit)	After
(in millions, except per share data)	Pre-tax	Charge	Tax	Pre-tax	Charge	Tax
Pre-tax income/net income (loss), including
noncontrolling interests	$(1,527)	$(307)	$(1,258)	$(2,803)	$(1,091)	$(1,714)
Noncontrolling interest			(1)			(25)
Pre-tax income/net income (loss) attributable
to AIG	$(1,527)	$(307)	$(1,259)	$(2,803)	$(1,091)	$(1,739)
Changes in uncertain tax positions and other tax adjustments		(54)	54		(11)	11
Deferred income tax valuation allowance charges		(5)	5		2	(2)
Changes in fair value of securities used to hedge
guaranteed living benefits	14	3	11	(26)	(9)	(17)
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	(76)	(16)	(60)	(84)	(29)	(55)
Unfavorable (favorable) prior year development and
related amortization changes ceded
under retroactive reinsurance agreements	605	128	477	(7)	(2)	(5)
(Gain) loss on extinguishment of debt	1	-	1	1	1	-
Net realized capital losses(a)	524	127	397	922	316	606
Noncontrolling interest on
net realized capital losses			(1)			1
Loss from discontinued operations			39			1
(Income) loss from divested businesses	(2)	(1)	(1)	13	7	6
Non-operating litigation reserves and settlements	5	2	3	-	-	-
Net loss reserve discount (benefit) charge	(86)	(18)	(68)	48	20	28
Pension expense related to a one-time lump sum
payment to former employees	-	-	-	49	16	33
Integration and transaction costs associated with acquired
businesses	91	19	72	-	-	-
Restructuring and other costs	35	6	29	31	10	21
Adjusted pre-tax income/Adjusted after-tax
loss	$(416)	$(116)	$(301)	$(1,856)	$(770)	$(1,111)

Weighted average diluted shares outstanding			895.2			908.7
Income (loss) per common share attributable
to AIG (diluted)			$(1.41)			$(1.91)
Adjusted after-tax income (loss) per
common share attributable to AIG (diluted)(b)			$(0.34)			$(1.22)

AIG | Third Quarter 2018 Form 10-Q          95

ITEM 2 | Consolidated Results of Operations

Nine Months Ended September 30,	2018			2017
		Total Tax			Total Tax
		(Benefit)	After		(Benefit)	After
(in millions, except per share data)	Pre-tax	Charge	Tax	Pre-tax	Charge	Tax
Pre-tax income/net income (loss), including
noncontrolling interests	$952	$291	$623	$591	$(18)	$610
Noncontrolling interest			(7)			(34)
Pre-tax income/net income (loss) attributable
to AIG	$952	$291	$616	$591	$(18)	$576
Changes in uncertain tax positions and other tax adjustments		(53)	53		(27)	27
Deferred income tax valuation allowance charges		(42)	42		23	(23)
Changes in fair value of securities used to hedge
guaranteed living benefits	127	27	100	(117)	(41)	(76)
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	(46)	(10)	(36)	(195)	(68)	(127)
Unfavorable (favorable) prior year development and
related amortization changes ceded
under retroactive reinsurance agreements	607	128	479	258	91	167
(Gain) loss on extinguishment of debt	10	2	8	(4)	(1)	(3)
Net realized capital losses(a)	388	97	291	1,106	401	705
Noncontrolling interest on
net realized capital losses			(2)			6
(Income) loss from discontinued operations			40			(7)
(Income) loss from divested businesses	(35)	(8)	(27)	173	41	132
Non-operating litigation reserves and settlements	30	7	23	(86)	(30)	(56)
Net loss reserve discount (benefit) charge	(305)	(64)	(241)	283	101	182
Pension expense related to a one-time lump sum
payment to former employees	-	-	-	50	17	33
Integration and transaction costs associated with acquired
businesses	91	19	72	-	-	-
Restructuring and other costs	259	54	205	259	90	169
Adjusted pre-tax income/Adjusted after-tax
income	$2,078	$448	$1,623	$2,318	$579	$1,705

Weighted average diluted shares outstanding			916.8			961.3
Income (loss) per common share attributable
to AIG (diluted)			$0.67			$0.60
Adjusted after-tax income (loss) per
common share attributable to AIG (diluted)			$1.77			$1.77

(a)  Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

(b)  For the three-month periods ended September 30, 2018 and 2017, because we reported net losses and after-tax operating losses, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. The shares excluded from these calculations were 13,538,168 and 22,459,868 shares, respectively.

96          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Consolidated Results of Operations

QUARTERLY pre-tax income Comparison for 2018 and 2017

Pre-tax loss decreased in the three-month period ended September 30, 2018 compared to the same period in 2017 primarily due to:

•      lower policyholder benefits and losses incurred driven by significantly lower catastrophe losses and lower unfavorable prior year loss reserve development, as well as lower severe losses; and

•      lower net realized capital losses due to

–    Life and Retirement guaranteed living benefits, net of hedges, which reflected lower net realized capital losses in the three-month period ended September 30, 2018 compared to the three-month period ended September 30, 2017, primarily due to changes in movement in the non-performance or “own credit” risk adjustment (NPA), which are not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results);

Partially offset by:

•      a net unfavorable adjustment from the review and update of actuarial assumptions compared to a net favorable adjustment in the same period in the prior year; and

•      higher general operating and other expenses due to the acquisition of Validus, business growth and continued investments in business platforms.

yEAR-TO-DATE pre-tax income Comparison for 2018 and 2017

Pre-tax income increased in the nine-month period ended September 30, 2018 compared to the same period in 2017 primarily due to:

•      lower policyholder benefits and losses incurred driven by significantly lower catastrophe losses and lower unfavorable prior year loss reserve development, partially offset by higher severe losses;

•      lower net realized capital losses due to:

–      Life and Retirement guaranteed living benefits, net of hedges, which reflected lower net realized capital losses in the nine-month period ended September 30, 2018 compared to the nine-month period ended September 30, 2017, primarily due to changes in movement in the NPA, which are not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results);

–    a gain on the sale of our investment in Castle Holdings’ aircraft assets in the nine-month period ended September 30, 2018; and

•      gains on sale of divested businesses in the nine-month period ended September 30, 2018 compared to losses on sale of divested businesses in the nine-month period ended September 30, 2017. The nine-month period ended September 30, 2017 included losses on the agreements to sell Fuji Life to FWD Group and certain insurance operations and assets to Fairfax.

Partially offset by:

•      lower investment returns primarily driven by lower hedge fund performance, a decline in income from securities for which the fair value option was elected as a result of credit spread widening and rising interest rates, losses on our fair value option equities portfolio, and lower invested assets resulting from the funding of the adverse development reinsurance agreement with NICO late in the first quarter of 2017;

•      a net unfavorable adjustment from the review and update of actuarial assumptions compared to a net favorable adjustment in the same period in the prior year; and

•      higher general operating and other expenses due to the acquisition of Validus, business growth and continued investments in business platforms.

AIG | Third Quarter 2018 Form 10-Q          97

ITEM 2 | Consolidated Results of Operations

U.S. Tax Reform Overview

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the Tax Act).  The Tax Act reduced the statutory rate of U.S. federal corporate income tax to 21 percent and enacted numerous other changes impacting AIG and the insurance industry.  At December 31, 2017, we originally recorded a provisional estimate of income tax effects of the Tax Act of $6.7 billion, including a tax charge of $6.7 billion attributable to the reduction in the U.S. corporate income tax rate and tax benefit of $38 million related to the deemed repatriation tax. Our provisional estimate of $6.7 billion was based in part on a reasonable estimate of the effects of the statutory income tax rate reduction on existing deferred tax balances and of certain provisions of the Tax Act. We recently filed our 2017 consolidated U.S. income tax return and have substantially completed our review of the primary impact of the Tax Act provisions on our deferred taxes. As a result, we consider the accounting for the effects of the rate change on deferred tax balances to be complete and no material measurement period changes were recorded for this item. As further guidance is issued by the U.S. tax authority, any resulting changes in our estimates will be treated in accordance with the relevant accounting guidance.

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

The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. There are substantial uncertainties in the interpretation of BEAT and GILTI and formal guidance from the U.S. tax authority is still pending. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

In our assessment of the realizability of our deferred tax assets, we made certain assumptions related to the impact of the Tax Act on our future taxable income.  Because we have made provisional estimates related to the impact of certain aspects of the Tax Act on our future taxable income, corresponding determination of the need for a valuation allowance is also provisional. While we have substantively completed our review of the primary impact of the Tax Act provisions on our deferred tax balances, we are still analyzing the complex interplay of the new tax rules with the rules governing the utilization of our tax attributes. We expect to finalize this analysis and to complete our accounting within the prescribed measurement period. Accordingly, as of September 30, 2018, these estimates remain provisional.

As of September 30, 2018, we have not fully completed our accounting for the tax effects of the Tax Act.

Repatriation Assumptions

As a result of the Tax Act, the majority of accumulated foreign earnings that were previously untaxed are subject to a one-time deemed repatriation tax. Going forward, foreign earnings not taxed as part of the one-time deemed repatriation (or otherwise taxed currently under the GILTI or subpart F regimes) will generally be exempt from U.S. tax upon repatriation. Notwithstanding the changes, U.S. tax on foreign exchange gain or loss and certain non-U.S. withholding taxes will continue to be applicable upon future repatriations of foreign earnings.  For the nine-month period ended September 30, 2018, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested.  These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

Deemed Repatriation Tax & Impact on Liquidity

The Tax Act requires companies to pay a one-time transition tax, net of tax credits, related to applicable foreign taxes paid, on previously untaxed current and accumulated earnings and profits (E&P) of certain of our foreign subsidiaries.  We were able to reasonably estimate the deemed repatriation tax and originally recorded a provisional estimated tax benefit of $38 million at December 31, 2017. We have completed our review of post-1986 E&P computations of our foreign affiliates. Incorporating additional IRS guidance issued with respect to the deemed repatriation tax, as well as the relevant basis adjustments, we recognized a measurement period tax charge of $62 million. The effect of deemed repatriation tax, which has now been determined to be complete, resulted in a liability of $24 million.

98          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions and are recorded in the period in which the change occurs.  While certain impacts of the Tax Act are included in our annual effective tax rate, we continue to refine our calculations as additional information becomes available, which may result in changes to the estimated annual effective tax rate. As of September 30, 2018, the annual effective tax rate includes the tax effects of significant catastrophe losses recognized in the third quarter of 2018.

Income Tax expense analysis

For the three-month period ended September 30, 2018, the effective tax rate on loss from continuing operations was 20.1 percent. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, additional U.S. taxes imposed on income of our foreign subsidiaries under international provisions of the Tax Act, valuation allowance activity related to certain foreign subsidiaries and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. As noted above, we also recorded a measurement period tax charge of $62 million related to the effects of the deemed repatriation tax.

For the nine-month period ended September 30, 2018, the effective tax rate on income from continuing operations was 30.6 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, additional U.S. taxes imposed on income of our foreign subsidiaries under international provisions of the Tax Act, valuation allowance activity related to certain foreign subsidiaries and state jurisdictions and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and excess tax deductions related to share based compensation payments recorded through the income statement.

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

For the nine-month period ended September 30, 2017, the effective tax rate on income from continuing operations was not meaningful, due to a tax benefit on pre-tax income. The tax benefit was primarily due to tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities and excess tax deductions related to share based compensation payments recorded through the income statement in accordance with relevant accounting literature, partially offset by tax charges related to increases in uncertain tax positions associated with the impact of settlement discussions with the IRS related to certain open tax issues and losses in our European operations taxed at a statutory tax rate lower than 35 percent.

AIG | Third Quarter 2018 Form 10-Q          99

ITEM 2 | Business Segment Operations

Business Segment Operations

Our business operations consist of General Insurance, Life and Retirement, Other Operations, and a Legacy Portfolio.

General Insurance consists of two operating segments: North America and International. Life and Retirement consists of four operating segments: Group Retirement, Individual Retirement, Life Insurance and Institutional Markets. Other Operations consists of businesses and items not allocated to our other businesses, which are primarily AIG Parent, Blackboard and Fuji Life, which was sold on April 30, 2017.  Our Legacy Portfolio consists of our Legacy Life and Retirement Run-Off Lines, Legacy General Insurance Run-Off Lines, and Legacy Investments. Effective February 2018, Fortitude Re is included in our Legacy Portfolio.

The following table summarizes Adjusted pre-tax income (loss) from our business segment operations. See also Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Core business:
General Insurance
North America	$(160)	$(2,193)	$567	$(644)
International	(665)	(740)	(314)	(182)
General Insurance	(825)	(2,933)	253	(826)
Life and Retirement
Individual Retirement	393	718	1,354	1,815
Group Retirement	242	249	774	758
Life Insurance	16	112	243	272
Institutional Markets	62	79	196	204
Life and Retirement	713	1,158	2,567	3,049
Other Operations	(417)	(366)	(1,133)	(1,039)
Consolidations, eliminations and other adjustments	29	(1)	28	75
Total Core	(500)	(2,142)	1,715	1,259
Legacy Portfolio	84	286	363	1,059
Adjusted pre-tax income (loss)	$(416)	$(1,856)	$2,078	$2,318

100          AIG | Third Quarter 2018 Form 10-Q

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

Special Risks:  Products include aerospace, political risk, trade credit, portfolio solutions, surety, marine and crop insurance.

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

Reinsurance Optimization: Strategically partner with reinsurers to reduce exposure to losses arising from frequency of large catastrophic events and the severity from individual risk losses. We optimize our reinsurance program to manage volatility and protect the balance sheet from tail events and unpredictable net losses in support of our profitable growth objectives.

Underwriting Excellence: Empower and increase accountability of the underwriter and continue to integrate underwriting, claims and actuarial to enable better decision making.  Focus on enhancing risk selection, driving consistent underwriting best practices and building robust monitoring standards to improve underwriting results.

AIG | Third Quarter 2018 Form 10-Q          101

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

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

General Insurance – North America

Commercial Lines over recent years has experienced challenging market conditions, with widespread excess capacity increasing competition and suppressing rates across multiple classes of business. Following the significant catastrophic events of 2017 (including Hurricanes Harvey, Irma and Maria), rates have increased across certain loss affected classes, in particular for Property lines. Further, we continue to achieve positive rate increases across a number of lines and classes of business as a result of our disciplined underwriting strategy and focus on risk selection. We note a trend of higher loss cost inflation evident within Casualty segments, in particular Excess Casualty and Commercial Auto. We continue to achieve growth in several of our Commercial Lines high margin businesses, although the more profitable segments remain highly competitive.

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

102          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

General INSURANCE RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Underwriting results:
Net premiums written	$6,835	$6,577	4%	$19,983	$19,546	2%
Decrease in unearned premiums(a)	246	61	303	351	105	234
Net premiums earned	7,081	6,638	7	20,334	19,651	3
Losses and loss adjustment expenses incurred(b)	6,276	8,240	(24)	15,081	16,652	(9)
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,223	933	31	3,381	2,802	21
Other acquisition expenses	313	344	(9)	995	1,082	(8)
Total acquisition expenses	1,536	1,277	20	4,376	3,884	13
General operating expenses	995	917	9	2,943	2,750	7
Underwriting income (loss)(a)	(1,726)	(3,796)	55	(2,066)	(3,635)	43
Net investment income	901	863	4	2,319	2,809	(17)
Adjusted pre-tax income (loss)	$(825)	$(2,933)	72%	$253	$(826)	NM	%
Loss ratio(b)	88.6	124.1	(35.5)	74.2	84.7	(10.5)
Acquisition ratio	21.7	19.2	2.5	21.5	19.8	1.7
General operating expense ratio	14.1	13.8	0.3	14.5	14.0	0.5
Expense ratio	35.8	33.0	2.8	36.0	33.8	2.2
Combined ratio(b)	124.4	157.1	(32.7)	110.2	118.5	(8.3)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(22.0)	(45.4)	23.4	(10.3)	(17.4)	7.1
Prior year development, net of (additional) return premium on loss sensitive business	(2.7)	(12.7)	10.0	(0.2)	(4.8)	4.6
Adjustment for ceded premiums under reinsurance contracts related to prior accident years and other	(0.3)	-	(0.3)	0.3	(0.2)	0.5
Accident year loss ratio, as adjusted	63.6	66.0	(2.4)	64.0	62.3	1.7
Accident year combined ratio, as adjusted	99.4	99.0	0.4	100.0	96.1	3.9

(a) In the nine-month period ended September 30, 2018, the Underwriting loss includes an additional $115 million of net premiums earned for multi-year policies related to earlier accident years.

(b) Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

	Three Months Ended September 30,		Percentage Change in		Nine Months Ended September 30,		Percentage Change in
(in millions)	2018	2017	U.S. dollars	Original Currency	2018	2017	U.S. dollars	Original Currency
North America(a)	$3,164	$2,942	8%	8%	$8,439	$8,390	1%	1%
International(a)(b)	3,671	3,635	1	2	11,544	11,156	3	-
Total net premiums written	$6,835	$6,577	4%	5%	$19,983	$19,546	2%	-%

(a)   As a result of the Validus acquisition, the three-month and nine-month periods ended September 30, 2018, include additional Net premiums written for North America and International of $275 million and $165 million respectively.

(b)   As a result of the merger of AIUI Japan and Fuji Fire and Marine Insurance Company (Fuji), Fuji’s fiscal reporting period was conformed to that of AIUI Japan (Japan Merger Impact).  Therefore, the nine-month period ended September 30, 2018 includes approximately $300 million for two additional months of Net premiums written. This also resulted in Fuji’s annual policy renewal period being reported in the second quarter of 2018 compared to the third quarter of the prior year.

AIG | Third Quarter 2018 Form 10-Q          103

ITEM 2 | Business Segment Operations  | General Insurance

The following tables present General Insurance accident year catastrophes and severe losses by geography(a) and number of events:

Catastrophes(b)

	# of		North
(in millions)	Events		America	International	Total
Three Months Ended September 30, 2018
Flooding	1		$4	$106	$110
Windstorms and hailstorms	11		754	672	1,426
Wildfire	2		26	-	26
Earthquakes	-		-	(3)	(3)
Volcanic eruptions	-		7	1	8
Total catastrophe-related charges	14		$791	$776	$1,567
Three Months Ended September 30, 2017
Flooding	-	(c)	$1,039	$172	$1,211
Windstorms and hailstorms	7		1,235	529	1,764
Earthquakes	1		1	40	41
Total catastrophe-related charges	8		$2,275	$741	$3,016
Nine Months Ended September 30, 2018
Flooding	1		$4	$106	$110
Windstorms and hailstorms	19		1,126	708	1,834
Wildfire	3		37	-	37
Earthquakes	2		13	81	94
Volcanic eruptions	1		17	1	18
Total catastrophe-related charges	26		$1,197	$896	$2,093
Nine Months Ended September 30, 2017
Flooding	-	(c)	$1,039	$172	$1,211
Windstorms and hailstorms	17		1,573	533	2,106
Tropical cyclone	1		-	66	66
Earthquakes	1		1	40	41
Total catastrophe-related charges	19		$2,613	$811	$3,424

(a)  Geography: North America primarily includes insurance businesses in the United States, Canada and Bermuda. International includes insurance businesses in Japan, the United Kingdom, Europe, the Asia Pacific region, Latin America, Puerto Rico, Australia, the Middle East and Africa. Geography results are presented before consideration of internal reinsurance agreements.

(b)  Natural and man-made catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and also include certain man-made events, such as terrorism and civil disorders that exceed the $10 million threshold.

(c)  Flooding events reported in the three- and nine-month periods ended September 30, 2017 are a subset of windstorm events.

Severe Losses(d)

	# of	North
(in millions)	Events	America	International	Total
Three Months Ended September 30,
2018(e)	9	$88	$65	$153
2017	13	$111	$132	$243
Nine Months Ended September 30,
2018(e)	34	$284	$297	$581
2017	22	$216	$209	$425

(d)  Severe losses are defined as non-catastrophe individual first party losses, surety losses and trade credit losses greater than $10 million, net of related reinsurance and salvage and subrogation.

(e)  The amounts presented for the three- and nine-month periods ended September 30, 2018, are net of $53 million of recoveries, $13 million in North America and $40 million in International, under aggregate reinsurance contracts. Eligible incurred losses under these agreements exceeded the applicable aggregate attachment point in the third quarter of 2018. There were no aggregate recoveries included in the amounts presented for 2017.

104          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

North america Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Underwriting results:
Net premiums written	$3,164	$2,942	8%	$8,439	$8,390	1%
(Increase) decrease in unearned premiums(a)	138	(55)	NM	447	338	32
Net premiums earned	3,302	2,887	14	8,886	8,728	2
Losses and loss adjustment expenses incurred(b)	3,264	5,053	(35)	7,532	9,382	(20)
Acquisition expenses:
Amortization of deferred policy acquisition costs	534	307	74	1,322	970	36
Other acquisition expenses	92	127	(28)	348	402	(13)
Total acquisition expenses	626	434	44	1,670	1,372	22
General operating expenses	399	340	17	1,126	1,035	9
Underwriting loss(a)	(987)	(2,940)	66	(1,442)	(3,061)	53
Net investment income	827	747	11	2,009	2,417	(17)
Adjusted pre-tax income (loss)	$(160)	$(2,193)	93%	$567	$(644)	NM	%
Loss ratio(b)	98.8	175.0	(76.2)	84.8	107.5	(22.7)
Acquisition ratio	19.0	15.0	4.0	18.8	15.7	3.1
General operating expense ratio	12.1	11.8	0.3	12.7	11.9	0.8
Expense ratio	31.1	26.8	4.3	31.5	27.6	3.9
Combined ratio(b)	129.9	201.8	(71.9)	116.3	135.1	(18.8)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(23.7)	(78.8)	55.1	(13.4)	(29.9)	16.5
Prior year development, net of (additional) return premium on loss sensitive business	(4.8)	(19.0)	14.2	(0.5)	(5.9)	5.4
Adjustment for ceded premiums under reinsurance contracts related to prior accident years and other	(0.5)	-	(0.5)	0.8	(0.3)	1.1
Accident year loss ratio, as adjusted	69.8	77.2	(7.4)	71.7	71.4	0.3
Accident year combined ratio, as adjusted	100.9	104.0	(3.1)	103.2	99.0	4.2

(a)  In the nine-month period ended September 30, 2018, the Underwriting loss includes an additional $115 million of net premiums earned for multi-year policies related to earlier accident years.

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

Adjusted pre-tax loss decreased in the three-month period ended September 30, 2018 compared to the same period in the prior year, primarily due to the lower loss ratio. The loss ratio decreased primarily due to lower catastrophe losses, lower unfavorable prior year loss reserve development and lower current accident year loss ratio, as adjusted.

We recorded adjusted pre-tax income in the nine-month period ended September 30, 2018 compared to an adjusted pre-tax loss in the same period in the prior year, primarily due to lower catastrophe losses and lower unfavorable prior year loss reserve development, partially offset by lower net investment income mainly due to lower investment returns on alternative investments.

For further discussion on prior year loss reserve development  see Insurance Reserves.

Net premiums written increased in the three- and nine-month periods ended September 30, 2018 compared to the same periods in the prior year primarily due to growth in Personal Insurance, lower ceded premiums driven by changes in the 2018 reinsurance programs and the inclusion of the Validus acquisition.

For a discussion of 2018 reinsurance programs see Part II, Item 7 Management's Discussion and Analysis of Financial Condition Results of Operation - Enterprise Risk Management in our 2017 Annual Report.

AIG | Third Quarter 2018 Form 10-Q          105

ITEM 2 | Business Segment Operations  | General Insurance

North America Adjusted Pre-Tax Loss Three Months Ended September 30, (in millions)

Quarterly 2018 and 2017 Comparison

Adjusted pre-tax loss decreased primarily due to:

•      significantly lower catastrophe losses;

•      lower unfavorable prior year loss reserve development;

•      lower current accident year loss ratio, as adjusted as discussed in the Combined Ratios section below; and

•      higher net investment income primarily driven by the inclusion of the Validus acquisition.

This decrease was partially offset by:

•      higher acquisition ratio primarily driven by changes in Personal Insurance’s portfolio mix, higher insurance taxes, licenses and fees, and changes in the 2018 reinsurance programs, partially offset by the inclusion of the Validus acquisition; and

•      higher general operating expenses due to  the inclusion of the Validus acquisition.

North America Adjusted Pre-Tax Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Adjusted pre-tax income in 2018 compared to adjusted pre-tax loss in 2017 reflected:

•      significantly lower catastrophe losses; and

•      lower unfavorable prior year loss reserve development.

These were partially offset by:

•      lower investment returns on alternative investments, primarily driven by less robust private equity and hedge fund performance compared to the same period in 2017, and a decline in income from securities for which the fair value option was elected as well as lower interest and dividends due to lower invested assets resulting from the first quarter 2017 funding of the adverse development reinsurance agreement with NICO;

•      higher acquisition ratio primarily driven by changes in Personal Insurance’s portfolio mix, higher insurance taxes, licenses and fees, and changes in the 2018 reinsurance programs; and

•      higher general operating expenses due to  the inclusion of the Validus acquisition.

106          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

North America Net Premiums Written Three Months Ended September 30, (in millions)

Quarterly 2018 and 2017 Comparison

Net premiums written increased primarily due to:

•      the inclusion of the Validus acquisition;

•      lower ceded premiums due to changes in the 2018 reinsurance programs; and

•      growth in the Travel and Private Client Group businesses within Personal Insurance.

This increase was partially offset by:

•      lower production primarily in the Property and Programs business mainly due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline; and

•      exit of certain businesses in Accident & Health in prior year.

North America Net Premiums Written Nine Months Ended September 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Net premiums written increased primarily due to:

•      growth in the Travel and Private Client Group businesses within Personal Insurance;

•      lower ceded premiums due to changes in the 2018 reinsurance programs; and

•      the inclusion of the Validus acquisition.

This increase was partially offset by:

•      lower production primarily in Property, Programs business, and D&O products within the Financial Lines mainly due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline; and

•      exit of certain businesses in Accident & Health in prior year.

AIG | Third Quarter 2018 Form 10-Q          107

ITEM 2 | Business Segment Operations  | General Insurance

North America Combined Ratios Three Months Ended September 30,

Quarterly 2018 and 2017 Comparison

The decrease in the combined ratio reflected a decrease in the loss ratio partially offset by an increase in the expense ratio.

The decrease in the loss ratio reflected:

•      significantly lower catastrophe losses;

•      lower unfavorable prior year loss reserve development; and

•      lower current accident year loss ratio, as adjusted.

The decrease in the current accident year loss ratio, as adjusted reflected:

•      changes in portfolio mix;

•      a year-to-date increase in accident year loss estimates for Property recorded in the third quarter of 2017; and

•      lower severe losses.

These decreases in the current accident year loss ratio, as adjusted were partially offset by changes in 2018 reinsurance programs.

The increase in the expense ratio primarily reflected a higher acquisition ratio driven mainly by changes in Personal Insurance’s portfolio mix, higher insurance taxes, licenses and fees, and changes in the 2018 reinsurance programs, partially offset by the inclusion of the Validus acquisition.

North America Combined Ratios Nine Months Ended September 30,

Year-to-Date 2018 and 2017 Comparison

The decrease in the combined ratio reflected a decrease in the loss ratio partially offset by an increase in the expense ratio.

The decrease in the loss ratio reflected:

•      significantly lower catastrophe losses; and

•      lower unfavorable prior year loss reserve development.

The increase in the expense ratio reflected a higher acquisition ratio primarily due to changes in Personal Insurance’s portfolio mix, higher insurance taxes, licenses and fees, and changes in the 2018 reinsurance programs.

108          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

International Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Underwriting results:
Net premiums written	$3,671	$3,635	1%	$11,544	$11,156	3%
(Increase) decrease in unearned premiums	108	116	(7)	(96)	(233)	59
Net premiums earned	3,779	3,751	1	11,448	10,923	5
Losses and loss adjustment expenses incurred	3,012	3,187	(5)	7,549	7,270	4
Acquisition expenses:
Amortization of deferred policy acquisition costs	689	626	10	2,059	1,832	12
Other acquisition expenses	221	217	2	647	680	(5)
Total acquisition expenses	910	843	8	2,706	2,512	8
General operating expenses	596	577	3	1,817	1,715	6
Underwriting loss(a)	(739)	(856)	14	(624)	(574)	(9)
Net investment income	74	116	(36)	310	392	(21)
Adjusted pre-tax loss	$(665)	$(740)	10%	$(314)	$(182)	(73)%
Loss ratio	79.7	85.0	(5.3)	65.9	66.6	(0.7)
Acquisition ratio	24.1	22.5	1.6	23.6	23.0	0.6
General operating expense ratio	15.8	15.4	0.4	15.9	15.7	0.2
Expense ratio	39.9	37.9	2.0	39.5	38.7	0.8
Combined ratio	119.6	122.9	(3.3)	105.4	105.3	0.1
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(20.5)	(19.8)	(0.7)	(7.8)	(7.5)	(0.3)
Prior year development, net of (additional) return premium on loss sensitive business	(1.0)	(7.9)	6.9	-	(4.1)	NM
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	-	-	NM	-	-	NM
Accident year loss ratio, as adjusted	58.2	57.3	0.9	58.1	55.0	3.1
Accident year combined ratio, as adjusted	98.1	95.2	2.9	97.6	93.7	3.9

(a)      As result of the Japan Merger Impact, the nine-month period ended September 30, 2018 includes two additional months of operating earnings increasing Net premiums written, Net premiums earned, Losses and loss adjustment expenses incurred, and Adjusted pre-tax income by approximately $300 million, $300 million, $200 million and $15 million, respectively.

Business and Financial Highlights

The International General Insurance business is focused on underwriting profits and improved efficiency, further improving underwriting margins, and growing profitably in segments and geographies that support our growth strategy.  This includes the execution of efficiency gains, a focus on new business sales in Japan, preparation for Brexit, a strategic review of the use of reinsurance and leveraging Talbot, International’s newly acquired Lloyd’s of London insurance syndicate.

Adjusted pre-tax loss decreased in the three-month period ended September 30, 2018 compared to the same period in the prior year, primarily due to significantly lower unfavorable prior year loss reserve development, partially offset by higher catastrophe losses and lower net investment income.

Adjusted pre-tax loss increased in the nine-month period ended September 30, 2018 compared to the same period in the prior year primarily due to higher catastrophe and attritional losses, and lower net investment income, partially offset by significantly lower unfavorable prior year loss reserve development.

For further discussion on prior year loss reserve development see Insurance Reserves.

Net premiums written, excluding the impact of foreign exchange, increased slightly in the three-month period ended September 30, 2018 primarily due to the inclusion of the Validus acquisition and business growth partially offset by the sale of certain insurance operations and assets to Fairfax and the seasonally large Fuji annual policy renewal period being reported in the second quarter results in 2018, which in previous years was reported in the third quarter. Net premiums written, excluding the impact of foreign exchange, in the nine-month period ended September 30, 2018 decreased primarily due to the impact of the previously mentioned sale of certain businesses to Fairfax.

AIG | Third Quarter 2018 Form 10-Q          109

ITEM 2 | Business Segment Operations  | General Insurance

International Adjusted Pre-Tax Loss Three Months Ended September 30, (in millions)

Quarterly 2018 and 2017 Comparison

Adjusted pre-tax loss decreased due to significantly lower unfavorable prior year loss reserve development partially offset by:

•      slightly higher current accident year loss ratio, as adjusted, driven primarily by  an increase in year-to-date loss estimates in Financial Lines and Special Risks in Europe which occurred in the third quarter of 2018 partially offset by lower severe losses; and

•      lower net investment income driven by weaker market performance of equity securities for which the fair value option was elected and lower income from equity method investments.

International Adjusted Pre-Tax Loss Nine Months Ended September 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Adjusted pre-tax loss increased due to:

•       higher current accident year loss ratio, as adjusted, driven primarily by an increase in loss estimates in Financial Lines and Special Risks in Europe which occurred in 2018, higher severe losses, and higher ceded earned premiums;

•       lower net investment income driven by weaker market performance of equity securities for which the fair value option was elected, a decrease in alternative investments portfolio holdings and lower income from equity method investments;  and

•       higher catastrophe losses.

This increase was partially offset by significantly lower unfavorable prior year loss reserve development.

110          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

International Net Premiums Written Three Months Ended September 30, (in millions)

Quarterly 2018 and 2017 Comparison

Net premiums written, excluding the impact of foreign exchange, increased slightly due to:

•       higher premiums driven by the inclusion of the Validus acquisition;

•       growth in the Financial Lines business in Europe; and

•       higher premiums driven by Accident & Health and Personal Lines business in Asia Pacific.

These increases were partially offset by:

•      the sale of certain insurance operations and assets to Fairfax;

•      lower production primarily driven by portfolio remediation efforts;

•      lower business production in Japan because of delayed product introduction related to the merger and exit from unprofitable distribution channels; and

•      the Japan Merger Impact.

International Net Premiums Written Nine Months Ended September 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Net premiums written, excluding the impact of foreign exchange, decreased slightly due to:

•       the sale of certain insurance operations and assets to Fairfax;

•       higher ceded premiums due to changes in 2018 reinsurance programs;

•       lower business production in Japan because of delayed product introduction related to the merger and exit from unprofitable distribution channels; and

•       lower production primarily driven by portfolio remediation efforts.

This decrease was partially offset by:

•       higher premiums driven by Accident & Health and Personal Lines business in Asia Pacific;

•       growth in the Financial Lines business in Europe;

•       higher premiums driven by the inclusion of the Validus acquisition; and

•       the Japan Merger Impact.

AIG | Third Quarter 2018 Form 10-Q          111

ITEM 2 | Business Segment Operations  | General Insurance

International Combined Ratios Three Months Ended September 30,

Quarterly 2018 and 2017 Comparison

The decrease in the combined ratio primarily reflected a lower loss ratio partially offset by a higher expense ratio.

The decrease in the loss ratio was primarily due to significantly lower unfavorable prior year loss reserve development and lower severe losses.

The decrease in the loss ratio was partially offset by:

•      an increase in year-to-date loss estimates in Financial Lines and Special Risks in Europe which occurred in the third quarter of 2018; and

•      higher catastrophe losses.

The increase in the expense ratio was primarily driven by higher acquisition ratio mainly due to changes in business mix combined with changes in 2018 reinsurance programs.

International Combined Ratios Nine Months Ended September 30,

Year-to-Date 2018 and 2017 Comparison

The combined ratio remained flat due to a lower loss ratio entirely offset by a slightly higher expense ratio.

This decrease in the loss ratio was primarily driven by significantly lower unfavorable prior year loss reserve development partially offset by:

•      an increase in loss estimates in Financial Lines and Special Risks in Europe which occurred in 2018;

•      higher ceded earned premiums related to the additional reinsurance protection added for international locations on a global basis and the 2018 catastrophe reinsurance program; and

•      higher severe losses.

112          AIG | Third Quarter 2018 Form 10-Q

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

Life Insurance: In the U.S., products primarily include term life and universal life insurance distributed through independent marketing organizations, independent insurance agents, financial advisors and direct marketing. International operations include the distribution of life and health products in the U.K. and Ireland.

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

AIG | Third Quarter 2018 Form 10-Q          113

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

Life Insurance in the U.S. will continue to position itself for growth and changing market dynamics while continuing to execute strategies to enhance returns. Our focus is on materializing success from a multi-year effort of building state-of-the-art platforms and underwriting innovations, which are expected to bring process improvements and cost efficiencies.

In the U.K., AIG Life Insurance will continue to focus on growing the business organically and through potential acquisition opportunities.

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

114          AIG | Third Quarter 2018 Form 10-Q

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

AIG | Third Quarter 2018 Form 10-Q          115

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

In response to consumer needs and a sustained low interest rate environment, our Life Insurance product portfolio will continue to de-emphasize products with long-duration interest rate guarantees.

As life insurance ownership remains at historical lows in the U.S. and the U.K., efforts to expand the reach and increase the affordability of life insurance are critical. The industry is investing in consumer-centric efforts to reduce traditional barriers to securing life protection by simplifying the sales and service experience. Digitally enabled processes and tools provide a fast, friendly and simple path to life insurance protection.

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

life and retirement RESULTS

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2018	2017	Change	2018	2017	Change
Revenues:
Premiums	$443	$1,311	(66)%	$1,379	$2,649	(48)%
Policy fees	500	690	(28)	1,965	2,072	(5)
Net investment income	1,960	1,907	3	6,001	5,813	3
Other income	243	228	7	726	670	8
Total adjusted revenues	3,146	4,136	(24)	10,071	11,204	(10)
Benefits and expenses:
Policyholder benefits and losses incurred	962	1,537	(37)	2,562	3,414	(25)
Interest credited to policyholder account balances	877	808	9	2,600	2,505	4
Amortization of deferred policy acquisition costs	(60)	31	NM	411	458	(10)
General operating and other expenses*	607	568	7	1,806	1,701	6
Interest expense	47	34	38	125	77	62
Total operating expenses	2,433	2,978	(18)	7,504	8,155	(8)
Adjusted pre-tax income	$713	$1,158	(38)%	$2,567	$3,049	(16)%

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

116          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Individual Retirement Results

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2018	2017	Change		2018	2017	Change
Revenues:
Premiums	$9	$22	(59)%		$37	$81	(54)%
Policy fees	204	190	7		610	567	8
Net investment income	956	973	(2)		2,915	2,983	(2)
Advisory fee and other income	166	158	5		500	468	7
Benefits and expenses:
Policyholder benefits and losses incurred	52	15	247		184	88	109
Interest credited to policyholder account balances	420	366	15		1,247	1,193	5
Amortization of deferred policy acquisition costs	196	(20)	NM		460	235	96
Non deferrable insurance commissions	81	82	(1)		242	227	7
Advisory fee expenses	62	61	2		183	179	2
General operating expenses	107	103	4		329	321	2
Interest expense	24	18	33		63	41	54
Adjusted pre-tax income	$393	$718	(45)%		$1,354	$1,815	(25)%
Fixed Annuities base net investment spread:
Base yield	4.57%	4.68%	(11)	bps	4.63%	4.82%	(19)	bps
Cost of funds	2.64	2.65	(1)		2.65	2.65	-
Fixed Annuities base net investment spread	1.93%	2.03%	(10)	bps	1.98%	2.17%	(19)	bps

Business and Financial Highlights

The market environment continues to reflect uncertainties in the annuity business resulting from a sustained low interest rate environment. While interest rates continue to increase, rates remain low relative to historical levels. Premiums and deposits improved in the three- and nine-month periods ended September 30, 2018 compared to the same periods in the prior year. Premiums and deposits in the nine-month period ended September 30, 2018 included deposits from the FHLB funding agreement. Net flows in the three-month period ended September 30, 2018 improved compared to the same period in the prior year due to growth in the Fixed and Index Annuity business. Net flows in the nine-month period ended September 30, 2018 deteriorated compared to the same period in the prior year and continued to be negative primarily due to higher surrenders and withdrawals, primarily in Retail Mutual Funds.

Excluding the impact of the review and update of actuarial assumptions, adjusted pre-tax income decreased in the three- and nine-month periods ended September 30, 2018 compared to the same periods in the prior year, reflecting decreased Fixed Annuity base spread income. Partially offsetting this decrease were higher policy fees and advisory fees, increased base spread income for Index Annuities and, in the nine-month period ended September 30, 2018, the receipt of non-recurring payments on structured securities.

Fixed Annuities base net investment spread in the three- and nine-month periods ended September 30, 2018 declined compared to the same periods in the prior year primarily due to lower reinvestment yields.

AIG | Third Quarter 2018 Form 10-Q          117

ITEM 2 |  Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•      a net unfavorable adjustment from the review and update of actuarial assumptions, which was $52 million compared to a net favorable adjustment of $242 million in the same period in the prior year;

•      a decline in net investment income, primarily from lower gains on securities for which the fair value option was elected as a result of credit spread widening and rising interest rates, lower bond call and tender income, and lower alternative investment returns, partially offset by higher commercial mortgage loan prepayment income; and

•      a decline in Fixed Annuity base spread income driven by lower reinvestment yields and volumes, partially offset by increases from accretion and other investment income.

Partially offsetting these decreases were:

•      higher Index Annuity base portfolio income reflecting growth in assets; and

•      higher policy fees and advisory fees, net of expenses, primarily driven by asset growth in Index and Variable Annuities.

Individual Retirement Adjusted Pre-Tax Income Nine Months Ended September 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•      a net unfavorable adjustment from the review and update of actuarial assumptions, compared to a net favorable adjustment in the same period in the prior year;

•      a decline in net investment income, primarily from lower gains on securities for which the fair value option was elected as a result of credit spread widening and rising interest rates and lower bond call and tender income, partially offset by the receipt of non-recurring payments on structured securities; and

•      a decline in Fixed Annuity base spread income primarily driven by lower reinvestment yields and volumes. In addition, income from base portfolio reflected declines due to lower invested assets in Fixed Annuities.

Partially offsetting these decreases were:

•      higher Index Annuity base portfolio income reflecting growth in assets from increased sales; and

•      higher policy fees and advisory fees, net of expenses, primarily driven by asset growth in Index and Variable Annuities.

118          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums decreased in the three- and nine-month periods ended September 30, 2018 compared to the same periods in the prior year, primarily due to competitive market rates.

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

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Premiums	$9	$22	$37	$81
Deposits	3,609	2,504	11,364	8,723
Other	(2)	-	(5)	(4)
Premiums and deposits	$3,616	$2,526	$11,396	$8,800

The following table presents surrenders as a percentage of average reserves:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Surrenders as a percentage of average reserves
Fixed Annuities	8.2%	5.9%	7.9%	6.6%
Variable and Index Annuities	6.3	5.6	6.3	5.9

The following table presents reserves for Fixed Annuities and Variable and Index Annuities by surrender charge category:

	September 30, 2018		December 31, 2017
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$30,707	$20,924	$32,299	$18,896
Greater than 0% - 2%	1,265	6,809	1,704	6,045
Greater than 2% - 4%	2,039	11,465	1,560	9,470
Greater than 4%	14,324	32,838	13,329	34,677
Non-surrenderable	1,610	470	1,665	429
Total reserves	$49,945	$72,506	$50,557	$69,517

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For Variable and Index Annuities, the proportion of reserves subject to surrender charges at September 30, 2018 has decreased compared to December 31, 2017 due to normal aging of the business and continued decline in sales. The increase in reserves with no surrender charge contributed to the increase in the surrender rate for Variable and Index Annuities in the three- and nine-month periods ended September 30, 2018 compared to the same periods in the prior year. Increases in market interest rates in the nine-month period ended September 30, 2018 contributed to the increase in the surrender rate for Fixed Annuities in the nine-month period ended September 30, 2018 compared to the same period in the prior year.

AIG | Third Quarter 2018 Form 10-Q          119

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

•      Variable and Index Annuities premiums and deposits increased primarily due to higher index annuity sales driven by expanded distribution and market growth, and increased variable annuity deposits driven by improved bank and broker dealer distribution sales. Sales were also positively impacted by removing the industry uncertainty caused by the DOL Fiduciary Rule, which was vacated in June 2018. Index annuity net flows increased primarily due to higher sales. Variable annuity net flows remained negative and deteriorated primarily due to higher surrenders, partially offset by improved sales.

•      Retail Mutual Funds net flows remained negative and deteriorated reflecting lower deposits and higher withdrawals due to continued negative industry trends in U.S. equity actively managed funds and the impact of underperformance within our largest fund.

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

•      Variable and Index Annuities premiums and deposits increased primarily due to higher index annuity sales driven by expanded distribution and market growth, partially offset by lower variable annuity sales driven by lower bank and broker dealer distribution sales. Sales were also positively impacted by removing the industry uncertainty caused by the DOL Fiduciary Rule, which was vacated in June 2018. Index annuity net flows increased primarily due to higher sales. Variable annuity net flows remained negative and deteriorated primarily due to lower sales and higher surrenders.

•      Funding Agreements premiums and deposits in the nine-month period ended September 30, 2018 reflected deposits from the FHLB funding agreement, which were excluded from reported net flows.

•      Retail Mutual Funds net flows remained negative and deteriorated reflecting lower deposits and higher withdrawals due to continued negative industry trends in U.S. equity actively managed funds and the impact of underperformance within our largest fund.

120          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Group Retirement Results

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2018	2017	Change		2018	2017	Change
Revenues:
Premiums	$9	$8	13%		$30	$21	43%
Policy fees	115	113	2		339	313	8
Net investment income	531	524	1		1,655	1,614	3
Advisory fee and other income	63	57	11		185	168	10
Benefits and expenses:
Policyholder benefits and losses incurred	25	10	150		63	36	75
Interest credited to policyholder account balances	275	283	(3)		826	845	(2)
Amortization of deferred policy acquisition costs	7	12	(42)		58	59	(2)
Non deferrable insurance commissions	30	28	7		87	80	9
Advisory fee expenses	26	22	18		67	59	14
General operating expenses	101	88	15		301	256	18
Interest expense	12	10	20		33	23	43
Adjusted pre-tax income	$242	$249	(3)%		$774	$758	2%
Base net investment spread:
Base yield	4.49%	4.50%	(1)	bps	4.53%	4.55%	(2)	bps
Cost of funds	2.68	2.78	(10)		2.70	2.80	(10)
Base net investment spread	1.81%	1.72%	9	bps	1.83%	1.75%	8	bps

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. However, external factors, including the consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement’s customer retention. Premiums and deposits increased in the three- and nine-month periods ended September 30, 2018 compared to the same periods in the prior year. Premiums and deposits in the nine-month period ended September 30, 2018 included deposits from the FHLB funding agreement. Net flows deteriorated in the three- and nine-month periods ended September 30, 2018 compared to the same periods in the prior year and continued to be negative primarily due to higher surrenders, partially offset by increased deposits.

Adjusted pre-tax income decreased in the three-month period ended September 30, 2018 as improvements in base net investment spread, higher policy fees and net investment income were more than offset by increases in general operating expenses and policyholder benefits and losses incurred. Adjusted pre-tax income increased in the nine-month period ended September 30, 2018 reflecting improved base net investment spread, higher policy fees and net investment income, partially offset by increases in general operating expenses and policyholder benefits and losses incurred.

Group Retirement base spread income improved in the three- and nine-month periods ended September 30, 2018 compared to the same periods in the prior year primarily due to effective crediting rate management, partially offset by lower reinvestment yields. Base spread income for the nine-month period ended September 30, 2018, included higher accretion and other investment income.

AIG | Third Quarter 2018 Form 10-Q          121

ITEM 2 |  Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•        higher general operating expenses primarily due to continued investments in people and technology.

Partially offsetting these decreases were:

•        an increase in net investment spread primarily due to effective crediting rate management, partially offset by lower reinvestment yields;

•        higher net investment income primarily due to increased income from bond call and tender and other investment income, partially offset by lower gains on securities for which the fair value option was elected as a result of credit spread widening and rising interest rates and lower returns on alternative investments; and

•        higher policy fees primarily driven by growth in assets.

Group Retirement Adjusted Pre-Tax Income Nine Months Ended September 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Adjusted pre-tax income increased primarily due to:

•      higher net investment income, primarily from the receipt of non-recurring payments on structured securities and higher commercial mortgage loan prepayments, partially offset by lower gains on securities for which the fair value option was elected as a result of credit spread widening and rising interest rates;

•      an increase in net investment spread primarily due to effective crediting rate management, higher accretion and other investment income, partially offset by lower reinvestment yields; and

•      higher policy fees and advisory fees, net of expenses, primarily driven by growth in assets.

Partially offsetting these increases were

•      higher general operating expenses, which reflected lower legal expenses in the prior-year period, while  the current year-period reflected expenses related to continued investments in people and technology.

122          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in the three- and nine-month periods ended September 30, 2018, which primarily represent immediate annuities, increased compared to the same periods in the prior year reflecting the typical volumes expected for this product.

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

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Premiums	$9	$8	$30	$21
Deposits	2,107	1,852	6,503	5,681
Premiums and deposits	$2,116	$1,860	$6,533	$5,702

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Surrenders as a percentage of average reserves and mutual funds	12.0%	7.4%	11.0%	8.5%

The following table presents reserves for Group Retirement annuities by surrender charge category:

	September 30,		December 31,
(in millions)	2018	(a)	2017	(a)
No surrender charge(b)	$70,133		$69,006
Greater than 0% - 2%	747		1,087
Greater than 2% - 4%	1,308		1,344
Greater than 4%	5,943		5,270
Non-surrenderable	625		439
Total reserves	$78,756		$77,146

(a)  Excludes mutual fund assets under administration of $20.2 billion, at both September 30, 2018 and December 31, 2017.

(b)  Group Retirement amounts in this category include reserves of approximately $6.3 billion, at both September 30, 2018 and December 31, 2017, which are subject to 20 percent annual withdrawal limitations.

Group Retirement annuities are typically subject to a five- to seven-year surrender charge period, depending on the product.  At September 30, 2018, Group Retirement annuity reserves increased compared to December 31, 2017 primarily due to increased deposits. The surrender rate in the three- and nine-month periods ended September 30, 2018 increased compared to the same periods in the prior year primarily due to higher surrenders, including approximately $1.5 billion of large group plan surrenders.

AIG | Third Quarter 2018 Form 10-Q          123

ITEM 2 |  Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended September 30, (in millions)

Quarterly 2018 and 2017 Comparison

Premiums and deposits increased primarily due to higher in-plan and individual sales, partially offset by lower group acquisition deposits. Net flows deteriorated and continued to be negative primarily due to higher surrenders driven mainly by the consolidation of healthcare providers, partially offset by improvements in premiums and deposits.

Group Retirement Premiums and Deposits and Net Flows Nine Months Ended September 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Net flows deteriorated and continued to be negative primarily due to higher surrenders driven mainly by the consolidation of healthcare providers, including approximately $1.5 billion of large group plan surrenders, partially offset by higher group acquisition and individual annuity deposits. Premiums and deposits in the nine-month period ended September 30, 2018 reflected deposits from the FHLB funding agreement, which were excluded from reported net flows.

124          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Life Insurance Results

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2018	2017	Change	2018	2017	Change
Revenues:
Premiums	$379	$384	(1)%	$1,176	$1,168	1%
Policy fees	141	343	(59)	895	1,060	(16)
Net investment income	275	260	6	850	781	9
Other income	14	13	8	41	34	21
Benefits and expenses:
Policyholder benefits and losses incurred	780	587	33	1,997	1,795	11
Interest credited to policyholder account balances	92	93	(1)	281	281	-
Amortization of deferred policy acquisition costs	(265)	37	NM	(111)	161	NM
Non deferrable insurance commissions	27	32	(16)	69	88	(22)
General operating expenses	152	135	13	464	437	6
Interest expense	7	4	75	19	9	111
Adjusted pre-tax income	$16	$112	(86)%	$243	$272	(11)%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Premiums in the three- and nine-month periods ended September 30, 2018 reflected growth in universal life premiums, term life premiums and international life and health premiums, offset by lower group benefits premiums as a result of the strategic decision to refocus the group benefit business. Adjusted pre-tax income in the three- and nine-month periods ended September 30, 2018 decreased compared to the same periods in the prior year due to net unfavorable actuarial assumption updates compared to a net favorable adjustment in the three- and nine-month periods ended September 30, 2017. General operating expenses increased due to business growth in international life and increased distribution cost in the U.S. In addition, prior-year general operating expenses include the impact of a new business reinsurance agreement ended March 31, 2018. Higher net investment income in the current year was primarily due to higher base portfolio income driven by growth in invested assets.

Life Insurance Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•      a net unfavorable adjustment from the review and update of actuarial assumptions, which was $63 million compared to a net favorable adjustment of $29 million in the same period in the prior year; and

•      higher general operating expenses primarily due to growth in international life and increased distribution costs.  In addition, prior-year general operating expenses were reduced by the impact of new business reinsurance.

Partially offsetting these decreases were:

•      higher net investment income primarily due to higher base portfolio income driven by growth in invested assets; and

•      favorable mortality in the U.S.

AIG | Third Quarter 2018 Form 10-Q          125

ITEM 2 |  Business Segment Operations | Life and Retirement

Life Insurance Adjusted Pre-Tax Income Nine Months Ended September 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•      a net unfavorable adjustment from the review and update of actuarial assumptions compared to a net favorable adjustment in the same period in the prior year; and

•      higher general operating expenses primarily due to growth in international life and increased distribution costs.  In addition, prior-year general operating expenses were reduced by the impact of new business reinsurance.

Partially offsetting these decreases were:

•      favorable actuarial adjustments to universal life and favorable reinsurance adjustments in term life;

•      higher net investment income primarily due to increases in base portfolio income driven by growth in invested assets and higher income from alternative investments; and

•      favorable mortality in the U.S.

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life, international life and health and group benefits. Premiums, excluding the effect of foreign exchange, decreased in the three- and nine-month periods ended September 30, 2018 compared to the same periods in the prior year as lower domestic group benefits and term life premiums more than offset the growth in international life and health business. Premiums for the nine-month period ended September 30, 2018 included favorable ceded premium reinsurance adjustments in domestic life business.

Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

126          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Premiums	$379	$384	$1,176	$1,168
Deposits	410	371	1,232	1,120
Other	189	180	519	504
Premiums and deposits	$978	$935	$2,927	$2,792

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

Life Insurance Premiums and Deposits Nine Months Ended September 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Premiums and deposits, excluding the effect of foreign exchange, increased primarily due to growth in universal life, term life and international life and health, including assumed premiums on business distributed by Laya Healthcare. This increase was partially offset by lower group benefits premiums.

AIG | Third Quarter 2018 Form 10-Q          127

ITEM 2 |  Business Segment Operations | Life and Retirement

Institutional markets Results

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2018	2017	Change	2018	2017	Change
Revenues:
Premiums	$46	$897	(95)%	$136	$1,379	(90)%
Policy fees	40	44	(9)	121	132	(8)
Net investment income	198	150	32	581	435	34
Benefits and expenses:
Policyholder benefits and losses incurred	105	925	(89)	318	1,495	(79)
Interest credited to policyholder account balances	90	66	36	246	186	32
Amortization of deferred policy acquisition costs	2	2	-	4	3	33
Non deferrable insurance commissions	7	7	-	21	22	(5)
General operating expenses	14	10	40	43	32	34
Interest expense	4	2	100	10	4	150
Adjusted pre-tax income	$62	$79	(22)%	$196	$204	(4)%

Business and Financial Highlights

Institutional Markets continued to opportunistically grow its assets under management, which drove the increase in net investment spread over recent years. Product distribution continues to be strong and the business is focused on maintaining pricing discipline to achieve attractive risk adjusted return.

Institutional Markets Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•      favorable mortality experience in the prior year period;

•      a decrease in policy fees primarily due to lower stable value wrap notional amount; and

•      higher general operating expenses  due to growth in business.

Adjusted pre-tax income reflected continued growth in reserves and assets under management, which drove the increase in net investment income with similar impact to interest credited to policyholder account balances.

128          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Institutional Markets Adjusted Pre-Tax Income Nine Months Ended September 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•      a decrease in policy fees primarily due to lower stable value wrap notional amount; and

•      higher general operating expenses  due to growth in business.

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums decreased in the three- and nine-month periods ended September 30, 2018 compared to the same periods in the prior year primarily driven by the pension risk transfer business written in the three- and nine-month periods ended September 30, 2017.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct premiums as well as deposits received on universal life insurance and investment-type annuity contracts, including GICs and FHLB funding agreements. Deposits decreased in the three-month period ending September 30, 2018 compared to the same period in the prior year due to GIC issuances in prior period. Deposits increased in nine-month period ending September 30, 2018 compared to prior year due to FHLB funding agreements.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Premiums	$46	$897	$136	$1,379
Deposits	17	573	1,990	799
Other	6	6	58	21
Premiums and deposits	$69	$1,476	$2,184	$2,199

AIG | Third Quarter 2018 Form 10-Q          129

ITEM 2 |  Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits Three Months Ended September 30, (in millions)
Quarterly 2018 and 2017 Comparison Premiums and deposits decreased primarily due to lower GIC deposits and pension risk transfer sales.
Institutional Markets Premiums and Deposits Nine Months Ended September 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Premiums and deposits decreased slightly due to lower sales in pension risk transfer and structured settlements, significantly offset by $1.4 billion in FHLB funding agreements.

130          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations  | Other Operations

Other Operations

The following table presents Other Operations results:

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2018	2017	Change		2018	2017	Change
Adjusted pre-tax income (loss) by activities:
Fuji Life	$-	$-	NM	%	$-	$43	NM	%
Parent and Other:
Corporate general operating expenses	(182)	(172)	(6)		(519)	(563)	8
Interest expense	(289)	(243)	(19)		(785)	(729)	(8)
Other income, net	54	49	10		171	210	(19)
Total Parent and Other	(417)	(366)	(14)		(1,133)	(1,082)	(5)
Adjusted pre-tax loss before eliminations	(417)	(366)	(14)		(1,133)	(1,039)	(9)
Consolidation, eliminations and other adjustments	29	(1)	NM		28	75	(63)
Adjusted pre-tax loss	$(388)	$(367)	(6)%		$(1,105)	$(964)	(15)%

Quarterly 2018 and 2017 Comparison

Parent and Other adjusted pre-tax loss increased compared to the same period in the prior year primarily due to higher interest expense driven by debt issuances totaling $2.5 billion at the end of the first quarter of 2018. Other income increased as a result of higher income on securities purchased under reverse repurchase agreements, partially offset by lower income from investments accounted for under the fair value option and lower income on available for sale investments.

Year-to-date 2018 and 2017 Comparison

Parent and Other adjusted pre-tax loss increased compared to the same period in the prior year. General operating expenses decreased primarily due to one-time payments in the second quarter of 2017 related to executive leadership changes. Interest expense increased as a result of debt issuances totaling $2.5 billion at the end of the first quarter of 2018. Other income decreased as a result of lower income from investments accounted for under the fair value option and lower income on available for sale investments, offset by investment income for equity securities and income on securities purchased under reverse repurchase agreements.

Fuji Life was sold on April 30, 2017.

AIG | Third Quarter 2018 Form 10-Q          131

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

Legacy Portfolio

Legacy Portfolio represents exited or discontinued product lines, policy forms or distribution channels. Effective February 2018, our Bermuda domiciled composite reinsurer, Fortitude Re, formerly known as DSA Reinsurance Company, Ltd. is included in our Legacy Portfolio.

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

SALE OF NON-CONTROLLING INTEREST IN FORTITUDE

Fortitude Re was formed during the first quarter of 2018 in connection with a series of affiliated reinsurance transactions related to our Legacy Portfolio. Those reinsurance transactions were designed to consolidate most of our Legacy Insurance Run-Off Lines into a single legal entity. As of September 30, 2018, the affiliated transactions included the cession of approximately $31 billion of reserves from our Legacy Life and Retirement Run-Off Lines and approximately $5 billion of reserves from our Legacy General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries. In the second quarter of 2018, we formed Fortitude Holdings, a wholly-owned subsidiary of AIG, to act as a holding company for Fortitude Re.

On July 31, 2018, we entered into a membership interest purchase agreement (the Purchase Agreement) with Fortitude Holdings and TCG, an affiliate of The Carlyle Group L.P. (Carlyle).  Subject to the satisfaction or waiver of certain conditions set forth therein, the Purchase Agreement provides that TCG will purchase a 19.9 percent ownership interest in Fortitude Holdings (the Fortitude Re Transaction).  Following the closing of the Fortitude Re Transaction (the Fortitude Re Closing), Fortitude Holdings will own 100 percent of the outstanding common shares of Fortitude Re and AIG will have an 80.1 percent ownership interest in Fortitude Holdings.

Subject to certain adjustments specified in the Purchase Agreement, TCG will pay us approximately $476 million, which is based on Fortitude Re’s total shareholder’s equity of $2.9 billion as of March 31, 2018 excluding planned distributions that the parties will seek to cause to be paid to us on a non-pro rata basis prior to the end of the 18th month following the Fortitude Re Closing, subject to regulatory approvals (the Target Distribution). $381 million of the purchase price will be paid at the Fortitude Re Closing and up to $95 million will be paid following December 31, 2023 (the Deferred Payment), subject to the purchase price adjustment described below. To the extent we do not receive all or a portion of the Target Distribution within 18 months of the Fortitude Re Closing, TCG will pay us up to an additional $100 million.

132          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

As part of the establishment of Fortitude Re, we implemented a capital maintenance agreement (CMA) with Fortitude Re that remains in effect so long as we own at least 50 percent of Fortitude Re.  If there are any CMA funding obligations that occur within 18 months of the Fortitude Re Closing, we will fund those obligations on a non-dilutive basis to TCG, but only if, and to the extent, we actually receive the Target Distribution prior to the expiration of such period.

The affiliated reinsurance transactions executed in the first quarter of 2018 with Fortitude Re resulted in prepaid insurance assets on the ceding subsidiaries’ balance sheets of approximately $2.5 billion (after-tax). These assets have been eliminated in AIG’s consolidated financial statements since the counterparties were wholly-owned. In the event of a sale of a controlling interest in Fortitude Holdings, our Legacy Portfolio may recognize a loss for the portion of the unamortized balance of these assets and related deferred acquisition costs of $0.5 billion (after-tax) that are not recoverable, if any, in the period in which our interest in Fortitude Holdings becomes non-controlling. This loss would be incremental to any gain or loss recognized on the sale of our controlling interest in Fortitude Holdings.

We have also agreed to a post-closing purchase price adjustment wherein we will reimburse TCG for adverse development in property casualty related reserves, based on an agreed methodology, that occurs on or prior to December 31, 2023, up to the value of TCG’s investment in Fortitude Holdings. Any amount due to TCG in respect of this will be offset by the amount of the Deferred Payment otherwise due from TCG to us.

We have agreed to commit to invest $6 billion of investment assets into various Carlyle strategies within the 30 months following the Fortitude Re Closing, and will be required to pay a proportionate amount of an agreed make-whole fee to the extent we fail to satisfy such commitment.

Our Board of Directors and the governing bodies of TCG and Fortitude Holdings have each approved the Fortitude Re Transaction.  Each of the parties has made customary representations and warranties in the Purchase Agreement and agreed to certain covenants and agreements.  We have agreed, subject to certain exceptions, to cause Fortitude Re to conduct its business in all material respects in the ordinary course of business consistent with past practice between the date of the Purchase Agreement and the Fortitude Re Closing and that Fortitude Re will not engage in certain kinds of transactions during such period.

As contemplated by the Purchase Agreement, at the Fortitude Re Closing, we, Fortitude Holdings and TCG will enter into an Amended and Restated Limited Liability Company Operating Agreement of Fortitude Holdings, governing the rights of the parties thereto.  In addition, at the Fortitude Re Closing, Fortitude Re will enter into (1) a Transition Services Agreement with us, pursuant to which we and certain of our affiliates will provide certain transition services to Fortitude Re, (2) an Investment Management Agreement with an affiliate of TCG (the Investment Manager), pursuant to which the Investment Manager will provide certain alternative asset management and advisory services to Fortitude Re with respect to certain asset classes and (3) an Exclusivity Agreement with the Investment Manager pursuant to which the Investment Manager will be the exclusive provider of alternative asset management and advisory services with respect to certain new business acquired by Fortitude Re following the Fortitude Re Closing with respect to certain asset classes.

Consummation of the Fortitude Re Transaction is subject to customary closing conditions, including, among others, (1) the receipt of regulatory approval of the Bermuda Monetary Authority, (2) the absence of any injunction, judgment or ruling of a governmental authority enjoining, restraining or otherwise prohibiting the Fortitude Re Transaction and (3) subject to specified materiality standards, the accuracy of the representations and warranties of, and performance of all covenants by, the parties as set forth in the Purchase Agreement. In addition, our obligations and the obligations of Fortitude Holdings to consummate the Fortitude Re Transaction are conditioned on Fortitude Re’s receipt of approvals from its board of directors regarding entry into the Investment Management Agreement and the Exclusivity Agreement. The Purchase Agreement also provides for certain termination rights for both us and TCG.

AIG | Third Quarter 2018 Form 10-Q          133

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

LEGACY PORTFOLIO RESULTS

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2018	2017	Change	2018	2017	Change
Revenues:
Premiums	$131	$136	(4)%	$406	$449	(10)%
Policy fees	30	38	(21)	92	105	(12)
Net investment income	610	690	(12)	1,798	2,142	(16)
Other income (loss)	43	149	(71)	135	539	(75)
Total adjusted revenues	814	1,013	(20)	2,431	3,235	(25)
Benefits and expenses:
Policyholder benefits and losses and loss adjustment
expenses incurred	545	500	9	1,504	1,470	2
Interest credited to policyholder account balances	57	61	(7)	179	181	(1)
Amortization of deferred policy acquisition costs	25	28	(11)	62	70	(11)
General operating and other expenses	96	105	(9)	300	352	(15)
Interest expense	7	33	(79)	23	103	(78)
Total benefits and expenses	730	727	-	2,068	2,176	(5)
Adjusted pre-tax income	$84	$286	(71)%	$363	$1,059	(66)%
Adjusted pre-tax income by type:
General Insurance Run-Off Lines	$(37)	$63	NM %	$69	$207	(67)%
Life and Retirement Run-Off Lines	68	79	(14)	154	308	(50)
Legacy Investments	53	144	(63)	140	544	(74)
Adjusted pre-tax income	$84	$286	(71)%	$363	$1,059	(66)%

Business and Financial Highlights

In February 2018, we used $2.6 billion of existing Legacy Portfolio cash and investment assets to capitalize Fortitude Re in order to enable it to assume insurance risk and other economic risk from U.S. and Bermudian insurance companies. These assets included approximately $1.6 billion of capital released by Eaglestone, an affiliated entity, to AIG Parent as a result of the commutation of certain property and casualty risks from other AIG subsidiaries, which were subsequently ceded to Fortitude Re. Fortitude Re also has additional eligible regulatory capital under the Bermuda Monetary Authority capital framework in the form of $550 million in letter of credit agreements with guarantees from AIG Parent. In the nine-month period ended September 30, 2018, Fortitude Re disbursed $444 million of tax sharing payments to AIG Parent.

134          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

Legacy Portfolio Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2018 and 2017 Comparison

Adjusted pre-tax income decreased due to:

•        lower Legacy Life and Retirement earnings compared to the three-month period ended September 30, 2017 due to lower net investment income;

•        lower Legacy General Insurance earnings compared to the three-month period ended September 30, 2017 due to Japanese catastrophe losses and lower net investment income; and

•        lower Legacy Investment earnings compared to the three-month period ended September 30, 2017 due to continued dispositions of non- insurance investment assets, primarily driven by the sale of the life settlements portfolio in 2017 and lower gain on fair value option portfolios in the three-month period ended September 30, 2018.

Legacy Portfolio Adjusted Pre-Tax Income Nine Months Ended September 30, (in millions)

Year-to-Date 2018 and 2017 Comparison

Adjusted pre-tax income decreased due to:

•        lower Legacy Life and Retirement earnings compared to the nine-month period ended September 30, 2017 due to lower net investment income and lower mortality gains than in the same period in the prior year;

•        lower Legacy General Insurance earnings compared to the nine-month period ended September 30, 2017 due to Japanese catastrophe losses and lower net investment income; and

•        lower Legacy Investment earnings compared to the nine-month period ended September 30, 2017 due to continued dispositions of non- insurance investment assets, primarily driven by the sale of the life settlements portfolio in 2017 and lower gain on fair value option portfolios in the nine-month period ended September 30, 2018.

AIG | Third Quarter 2018 Form 10-Q          135

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

Investment Highlights in the Nine Months Ended September 30, 2018

•        A rise in interest rates and widening credit spreads, as well as the adoption of the Recognition and Measurement of Financial Assets and Financial Liabilities Standard (Financial Instruments Recognition and Measurement Standard) on January 1, 2018, which resulted in the reclassification of unrealized gains in our equity securities to retained earnings, resulted in a net unrealized loss in our investment portfolio.  Net unrealized gains in our available for sale portfolio decreased to approximately $4.7 billion as of September 30, 2018 from approximately $13.9 billion as of December 31, 2017.

•        We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk compared to return characteristics to improve yields and increase net investment income.

•        Lower investment returns in our hedge fund portfolio and a decline in income from fixed maturity securities for which the fair value option was elected as a result of credit spread widening and rising interest rates, as well as negative performance of our fair value option securities portfolio.

•        During the nine-month period ended September 30, 2018, we reduced our hedge fund portfolio by approximately $1.7 billion as a result of redemptions consistent with our planned reduction of exposure.

•        Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•        In the first quarter of 2018, we sold our remaining interest in Arch Capital, which we received as part of the consideration for selling United Guaranty to Arch in 2016.

•        Our acquisition of Validus closed in the third quarter of 2018, increasing our investment portfolio by approximately $6.6 billion.

•        We agreed to sell certain private equity funds in our portfolio during the third quarter of 2018.

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

136          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Investments

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

AIG | Third Quarter 2018 Form 10-Q          137

ITEM 2 | Investments

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

For a full description of the composite AIG credit ratings see Credit Ratings.

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

September 30, 2018
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$85,079	$69,520	$154,599	$5,982	$6,089	$1,698	$135	$13,904	$168,503
Mortgage-backed, asset-backed and collateralized	64,493	2,993	67,486	538	332	162	4,247	5,279	72,765
Total*	$149,572	$72,513	$222,085	$6,520	$6,421	$1,860	$4,382	$19,183	$241,268

*     Excludes $2.9 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

September 30, 2018
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$85,352	$69,571	$154,923	$5,804	$6,546	$1,230	$13,580	$168,503
Mortgage-backed, asset-backed and collateralized	48,278	4,229	52,507	1,184	588	18,486	20,258	72,765
Total*	$133,630	$73,800	$207,430	$6,988	$7,134	$19,716	$33,838	$241,268

*    Excludes $2.9 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

Credit Ratings

At September 30, 2018, approximately 87 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of these securities were rated AAA by one or more of the principal rating agencies, and approximately 16 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

138          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Investments

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At September 30, 2018, approximately 21 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 7 percent were below investment grade or not rated. Approximately 33 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

For a discussion of credit risks associated with Investments see Enterprise Risk Management.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(in millions)	2018	2017	2018	2017	2018	2017
Rating:
Other fixed maturity
securities
AAA	$11,367	$11,644	$2,563	$2,656	$13,930	$14,300
AA	28,147	29,560	132	212	28,279	29,772
A	42,056	45,049	1,538	1,745	43,594	46,794
BBB	69,729	70,636	157	138	69,886	70,774
Below investment grade	14,088	13,173	-	17	14,088	13,190
Non-rated	1,321	1,073	-	-	1,321	1,073
Total	$166,708	$171,135	$4,390	$4,768	$171,098	$175,903
Mortgage-backed, asset-
backed and collateralized
AAA	$29,188	$30,306	$438	$818	$29,626	$31,124
AA	10,394	8,158	890	610	11,284	8,768
A	7,155	7,760	222	382	7,377	8,142
BBB	4,070	4,414	159	163	4,229	4,577
Below investment grade	15,007	17,194	5,202	6,004	20,209	23,198
Non-rated	198	25	119	27	317	52
Total	$66,012	$67,857	$7,030	$8,004	$73,042	$75,861
Total
AAA	$40,555	$41,950	$3,001	$3,474	$43,556	$45,424
AA	38,541	37,718	1,022	822	39,563	38,540
A	49,211	52,809	1,760	2,127	50,971	54,936
BBB	73,799	75,050	316	301	74,115	75,351
Below investment grade	29,095	30,367	5,202	6,021	34,297	36,388
Non-rated	1,519	1,098	119	27	1,638	1,125
Total	$232,720	$238,992	$11,420	$12,772	$244,140	$251,764

AIG | Third Quarter 2018 Form 10-Q          139

ITEM 2 | Investments

Available‑for‑Sale Investments

The following table presents the fair value of our available‑for‑sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2018	2017
Bonds available for sale:
U.S. government and government sponsored entities	$3,093	$2,656
Obligations of states, municipalities and political subdivisions	16,512	18,644
Non-U.S. governments	15,219	15,659
Corporate debt	131,884	134,176
Mortgage-backed, asset-backed and collateralized:
RMBS	35,226	37,234
CMBS	12,691	13,841
CDO/ABS	18,095	16,782
Total mortgage-backed, asset-backed and collateralized	66,012	67,857
Total bonds available for sale(a)	232,720	238,992
Equity securities available for sale:
Common stock	-	1,061
Preferred stock	-	533
Mutual funds	-	114
Total equity securities available for sale(b)	-	1,708
Total	$232,720	$240,700

(a)  At September 30, 2018 and December 31, 2017, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $30.6 billion and $31.5 billion, respectively.

(b)  As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer classified and accounted for as available for sale securities.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	September 30,	December 31,
(in millions)	2018	2017
Japan	$1,706	$1,791
Germany	1,139	1,623
Canada	1,026	1,051
France	968	923
United Kingdom	882	1,214
Netherlands	610	608
United Arab Emirates	466	432
Mexico	459	513
Indonesia	446	493
Norway	383	409
Other	7,183	6,659
Total	$15,268	$15,716

140          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	September 30, 2018
			Non-			December 31,
		Financial	Financial	Structured		2017
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$968	$1,642	$1,894	$-	$4,504	$4,169
Germany	1,139	162	2,339	-	3,640	3,803
Netherlands	610	866	1,080	89	2,645	2,868
Ireland	67	-	489	836	1,392	1,071
Belgium	286	134	868	-	1,288	1,216
Spain	32	208	818	-	1,058	1,009
Italy	-	208	415	-	623	694
Luxembourg	-	38	357	2	397	436
Finland	120	52	74	-	246	163
Austria	135	9	-	1	145	37
Other - EuroZone	623	90	237	-	950	1,013
Total Euro-Zone	$3,980	$3,409	$8,571	$928	$16,888	$16,479
Remainder of Europe:
United Kingdom	$882	$3,610	$8,113	$3,544	$16,149	$16,975
Switzerland	32	1,091	922	-	2,045	2,299
Sweden	125	377	138	-	640	658
Norway	383	54	153	-	590	618
Russian Federation	102	18	123	-	243	284
Other - Remainder of Europe	129	41	105	-	275	287
Total - Remainder of Europe	$1,653	$5,191	$9,554	$3,544	$19,942	$21,121
Total	$5,633	$8,600	$18,125	$4,472	$36,830	$37,600

Investments in Municipal Bonds

At September 30, 2018, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 93 percent of the portfolio rated A or higher.

AIG | Third Quarter 2018 Form 10-Q          141

ITEM 2 | Investments

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	September 30, 2018
	State	Local		Total	December 31,
	General	General		Fair	2017
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$20	$438	$2,659	$3,117	$3,562
California	640	392	1,855	2,887	3,275
Texas	186	612	995	1,793	1,992
Illinois	96	121	710	927	908
Massachusetts	415	-	429	844	966
Florida	50	-	576	626	666
Virginia	8	1	544	553	639
Washington	234	-	286	520	650
Ohio	64	-	409	473	575
Washington D.C.	36	-	434	470	497
Georgia	102	86	269	457	566
Pennsylvania	126	22	238	386	418
Maryland	156	89	82	327	380
All other states(a)	383	281	2,468	3,132	3,550
Total(b)(c)	$2,516	$2,042	$11,954	$16,512	$18,644

(a)  We did not have material credit exposure to the government of Puerto Rico.

(b)  Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)  Includes $524 million of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	September 30,	December 31,
(in millions)	2018	2017
Financial institutions:
Money Center/Global Bank Groups	$9,703	$9,295
Regional banks — other	652	562
Life insurance	3,300	3,603
Securities firms and other finance companies	374	386
Insurance non-life	4,620	4,893
Regional banks — North America	6,472	6,320
Other financial institutions	10,113	9,906
Utilities	17,676	18,655
Communications	9,287	9,756
Consumer noncyclical	16,566	15,873
Capital goods	7,387	7,797
Energy	12,629	13,171
Consumer cyclical	9,479	9,166
Basic	5,481	6,123
Other	18,145	18,670
Total*	$131,884	$134,176

*    At September 30, 2018 and December 31, 2017, respectively, approximately 89 and 91 percent of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 5.4 and 5.5 percent at September 30, 2018 and December 31, 2017, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

142          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Investments

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2018	2017
Agency RMBS	$14,827	$15,002
Alt-A RMBS	10,426	11,624
Subprime RMBS	2,859	2,947
Prime non-agency	6,379	6,891
Other housing related	735	770
Total RMBS(a)(b)	$35,226	$37,234

(a)  Includes approximately $10.9 billion and $12.3 billion at September 30, 2018, and December 31, 2017, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired (PCI) Securities see Note 6.

(b)  The weighted average expected life was seven years at September 30, 2018 and six years at December 31, 2017.

Our underwriting practices for investing in RMBS, other asset‑backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2018	2017
CMBS (traditional)	$10,134	$11,092
Agency	1,987	2,093
Other	570	656
Total	$12,691	$13,841

The fair value of CMBS holdings remained stable during the third quarter of 2018. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	September 30,	December 31,
(in millions)	2018	2017
Collateral Type:
Bank loans (CLO)	$8,327	$8,112
Other	59	94
Total	$8,386	$8,206

Commercial Mortgage Loans

At September 30, 2018, we had direct commercial mortgage loan exposure of $32.1 billion. All commercial mortgage loans were current or performing according to their restructured terms.

AIG | Third Quarter 2018 Form 10-Q          143

ITEM 2 | Investments

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
September 30, 2018
State:
New York	97	$1,881	$4,088	$515	$393	$102	$-	$6,979	22%
California	82	491	1,122	294	561	835	150	3,453	11
Texas	52	316	1,089	198	113	125	6	1,847	6
New Jersey	44	1,010	46	424	41	28	33	1,582	5
Florida	87	323	159	596	224	218	35	1,555	5
Massachusetts	16	591	278	556	26	-	-	1,451	4
Illinois	17	456	303	11	25	-	22	817	2
Pennsylvania	25	80	21	570	47	25	-	743	2
Washington D.C.	12	326	355	-	-	19	-	700	2
Ohio	27	180	10	200	236	-	5	631	2
Other states	237	1,856	857	1,331	796	475	73	5,388	17
Foreign	71	2,883	1,042	638	555	720	1,098	6,936	22
Total*	767	$10,393	$9,370	$5,333	$3,017	$2,547	$1,422	$32,082	100%
December 31, 2017
State:
New York	97	$1,673	$3,716	$556	$265	$105	$177	$6,492	23%
California	86	438	1,055	301	313	845	360	3,312	12
Texas	55	327	934	160	83	154	38	1,696	6
Massachusetts	21	701	384	410	-	-	27	1,522	5
New Jersey	42	667	46	486	41	28	32	1,300	4
Florida	81	319	84	435	227	19	69	1,153	4
Pennsylvania	25	74	22	577	47	26	-	746	3
Illinois	15	315	304	11	25	-	23	678	2
Ohio	26	163	11	205	240	-	5	624	2
Washington D.C.	11	232	359	-	-	19	-	610	2
Other states	253	1,790	964	1,466	696	564	160	5,640	20
Foreign	71	1,464	821	754	86	629	1,069	4,823	17
Total*	783	$8,163	$8,700	$5,361	$2,023	$2,389	$1,960	$28,596	100%

*    Does not reflect allowance for credit losses.

For additional discussion on commercial mortgage loans see Note 7 to the Consolidated Financial Statements in the 2017 Annual Report.

144          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Investments

Impairments

The following table presents impairments by investment type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$35	$72	$158	$185
Equity securities, available for sale(a)	-	2	-	10
Private equity funds and hedge funds	-	14	-	28
Subtotal	35	88	158	223
Other impairments:
Investments in life settlements	-	273	-	360
Other investments	-	16	-	20
Real estate(b)	-	9	71	61
Total	$35	$386	$229	$664

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

AIG | Third Quarter 2018 Form 10-Q          145

ITEM 2 | Investments

The following tables present other-than-temporary impairment charges recorded in earnings on fixed maturity securities, equity securities, private equity funds and hedge funds.

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Three Months Ended September 30, 2018
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	3	-	3
Foreign currency declines	-	-	-	1	-	1
Issuer-specific credit events	25	-	1	4	-	30
Adverse projected cash flows	1	-	-	-	-	1
Total	$26	$-	$1	$8	$-	$35
Three Months Ended September 30, 2017
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	1	-	1
Foreign currency declines	-	-	-	1	-	1
Issuer-specific credit events	5	-	7	57	16	85
Adverse projected cash flows	1	-	-	-	-	1
Total	$6	$-	$7	$59	$16	$88
Nine Months Ended September 30, 2018
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	52	-	52
Foreign currency declines	-	-	-	13	-	13
Issuer-specific credit events	49	2	14	27	-	92
Adverse projected cash flows	1	-	-	-	-	1
Total	$50	$2	$14	$92	$-	$158
Nine Months Ended September 30, 2017
Impairment Type:
Severity	$-	$-	$-	$-	$2	$2
Change in intent	-	-	-	9	-	9
Foreign currency declines	-	-	-	11	-	11
Issuer-specific credit events	21	33	28	79	36	197
Adverse projected cash flows	4	-	-	-	-	4
Total	$25	$33	$28	$99	$38	$223

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments. Upon the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer required to be evaluated for other-than-temporary impairments.

146          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Investments

We recorded other-than-temporary impairment charges in the nine-months ended September 30, 2018 and 2017 related to:

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

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $164 million and $147 million in the three-month periods ended September 30, 2018 and 2017, respectively, and $433 million and $523 million in the nine-month periods ended September 30, 2018 and 2017, respectively.

For a discussion of our other-than-temporary impairment accounting policy see Note 6 to the Consolidated Financial Statements in the 2017 Annual Report.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2018	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$44,703	$805	6,982	$26	$10	2	$5	$3	2	$44,734	$818	6,986
7-11 months	33,977	1,550	4,182	84	19	4	-	-	-	34,061	1,569	4,186
12 months or more	20,615	1,217	2,473	39	11	10	18	12	5	20,672	1,240	2,488
Total	$99,295	$3,572	13,637	$149	$40	16	$23	$15	7	$99,467	$3,627	13,660
Below investment
grade bonds
0-6 months	$4,492	$97	1,844	$76	$22	31	$15	$13	13	$4,583	$132	1,888
7-11 months	1,968	86	863	427	143	19	-	-	-	2,395	229	882
12 months or more	1,828	129	481	151	39	28	23	16	11	2,002	184	520
Total	$8,288	$312	3,188	$654	$204	78	$38	$29	24	$8,980	$545	3,290
Total bonds
0-6 months	$49,195	$902	8,826	$102	$32	33	$20	$16	15	$49,317	$950	8,874
7-11 months	35,945	1,636	5,045	511	162	23	-	-	-	36,456	1,798	5,068
12 months or more	22,443	1,346	2,954	190	50	38	41	28	16	22,674	1,424	3,008
Total(e)	$107,583	$3,884	16,825	$803	$244	94	$61	$44	31	$108,447	$4,172	16,950

(a)  Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)  Represents the percentage by which fair value is less than cost at September 30, 2018.

(c)  For bonds, represents amortized cost.

(d)  The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)  Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the three- and nine-month period ended September 30, 2018 was primarily attributable to decreases in the fair value of fixed maturity securities. For the nine-month period ended September 30, 2018, net unrealized losses related to fixed maturity securities decreased by $8.9 billion due primarily to an increase in rates and a widening of credit spreads.

AIG | Third Quarter 2018 Form 10-Q          147

ITEM 2 | Investments

The change in net unrealized gains and losses on investments in the three- and nine-month period ended September 30, 2017 was primarily attributable to increases in the fair value of fixed maturity securities. For the nine-month period ended September 30, 2017, net unrealized gains related to fixed maturity and equity securities increased by $4.4 billion due primarily to a decrease in rates and a narrowing of credit spreads.

For further discussion of our investment portfolio see also Note 6 to the Condensed Consolidated Financial Statements.

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Sales of fixed maturity securities	$11	$54	$8	$374
Sales of equity securities	-	4	16	86
Other-than-temporary impairments:
Severity	-	-	-	(2)
Change in intent	(3)	(1)	(52)	(9)
Foreign currency declines	(1)	(1)	(13)	(11)
Issuer-specific credit events	(30)	(85)	(92)	(197)
Adverse projected cash flows	(1)	(1)	(1)	(4)
Provision for loan losses	(23)	(38)	(73)	(56)
Foreign exchange transactions	(21)	66	(155)	299
Variable annuity embedded derivatives, net of related hedges	(185)	(430)	(2)	(1,023)
All other derivatives and hedge accounting	(1)	(136)	149	(217)
Impairments on investments in life settlements	-	(273)	-	(360)
Loss on sale of private equity funds	(311)	-	(311)	-
Other	54	(81)	161	14
Net realized capital losses	$(511)	$(922)	$(365)	$(1,106)

Net realized capital losses in the three- and nine-month periods ended September 30, 2018 decreased compared to the same periods in the prior year due primarily to lower derivative losses in the three-month period ended September 30, 2018 compared to the same period in the prior year, and derivative gains in the nine-month period ended September 30, 2018 compared to derivative losses in the same period in the prior year. Net realized capital losses in the three-month period ended September 30, 2018 were primarily related to derivative losses and a loss on the sale of a portion of our private equity portfolio. Net realized capital losses in the nine-month period ended September 30, 2018 were primarily related to a loss on the sale of a portion of our private equity portfolio, foreign exchange losses, and other-than-temporary impairment charges, which more than offset derivative gains.

Net realized capital losses in the three- and nine-month periods ended September 30, 2017 were primarily related to derivative and hedge accounting losses, and impairments, which were higher than the foreign exchange gains and the gains recognized on the sales of securities.

Variable annuity embedded derivatives, net of related hedges, reflected gains in the three- and nine-month periods ended September 30, 2018 compared to losses in the same periods in the prior year primarily due to changes in the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with guaranteed minimum withdrawal benefits (GMWB) embedded derivative, which are not hedged as part of our economic hedging program.

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

148          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business:

	September 30, 2018			December 31, 2017
	Net liability for	Reinsurance	Gross liability	Net liability	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	for unpaid	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	losses and	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation
(net of discount)	$5,217	$5,060	$10,277	$5,690	$4,974	$10,664
U.S. Excess Casualty	4,883	4,550	9,433	4,802	4,053	8,855
U.S. Other Casualty	5,181	4,885	10,066	5,149	4,793	9,942
U.S. Financial Lines	4,826	2,024	6,850	5,104	1,962	7,066
U.S. Property and Special risks	6,651	1,853	8,504	5,410	968	6,378
U.S. Personal Insurance	882	200	1,082	1,380	194	1,574
Europe Casualty and Financial Lines	6,935	1,398	8,333	6,986	1,156	8,142
Europe Property and Special risks	3,233	1,120	4,353	2,022	632	2,654
Europe and Japan Personal Insurance	2,527	422	2,949	2,348	349	2,697
Other product lines	5,808	2,388	8,196	5,804	2,307	8,111
Unallocated loss adjustment expenses	2,034	1,309	3,343	1,974	1,258	3,232
Total General Insurance	48,177	25,209	73,386	46,669	22,646	69,315

Legacy Portfolio - Run-off Lines:
U.S. Long Tail Insurance lines
(net of discount)	3,811	3,665	7,476	4,465	3,675	8,140
Other run-off product lines	346	68	414	153	65	218
Unallocated loss adjusted expenses	394	116	510	370	111	481
Total Legacy Portfolio - Run-off Lines	4,551	3,849	8,400	4,988	3,851	8,839

Other Operations (Blackboard)	29	144	173	28	211	239

Total	$52,757	$29,202	$81,959	$51,685	$26,708	$78,393

*    Includes loss reserve discount of $2.0 billion and $1.8 billion as of September 30, 2018 and December 31, 2017, respectively. For discussion of loss reserve discount see Note 10 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2018 Form 10-Q          149

ITEM 2 |  Insurance Reserves

PRIOR YEAR DEVELOPMENT

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
General Insurance:
North America*	$134	$542	$2	$468
International	38	295	1	451
Total General Insurance	$172	$837	$3	$919
Legacy Portfolio - Run-off Lines	(2)	(1)	(6)	(17)
Other Operations	-	-	-	-
Total prior year (favorable) unfavorable development	$170	$836	$(3)	$902

*    Includes the amortization attributed to the deferred gain at inception from the NICO adverse development reinsurance agreement of $57 million and $62 million for the three-month periods ended September 30, 2018 and 2017, respectively, and $176 million and $165 million for the nine-month periods ended September 30, 2018 and 2017, respectively. Consistent with our definition of APTI, prior year development excludes the portion of unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreement of $722 million and $3 million for the three-month periods ended September 30, 2018 and 2017, respectively, and $712 million and $287 million for the nine-month periods ended September 30, 2018 and 2017, respectively. The related changes in amortization of the deferred gain were $118 million and $13 million for the three-month periods ended September 30, 2018 and 2017, respectively, and $108 million and $30 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

Net Loss Development

In the three-month period ended September 30, 2018, we recognized unfavorable prior year loss reserve development of $170 million. The key components of this development were as follows:

•        Unfavorable development in U.S. Excess Casualty lines, driven by adverse activity on construction defects claims and multi-year construction projects that cover all contractors on the site (“wrap business”), where we continue to observe significant loss activity, primarily from accident years 2015 and prior, including a meaningful proportion from accident years 2009 and prior. In aggregate, we strengthened U.S. Excess Casualty reserves by $1.3 billion, before applying the 80% cession to accident years 2015 and prior which are covered by the adverse development reinsurance agreement with NICO. For accident years 2015 and prior, unfavorable development, before applying the 80% cession of the adverse development reinsurance agreement with NICO was $1.1 billion. We have also seen higher than expected loss severity in accident years 2016 and 2017, which led to an increase in estimates for these accident years of $163 million;

•        Favorable development on 2017 catastrophe events in U.S Property and Special Risks from lower than expected development from Hurricanes Harvey, Irma, and Maria, partially offset by adverse development in U.S. Personal Insurance, notably from the California wildfires and Hurricane Irma;

•        Unfavorable development in Europe Casualty and Financial Lines driven by increased large loss activity in recent accident years, particularly related to directors and officers class action suits against insureds with global exposure; and

•        Favorable development in Europe and Japan Personal Insurance, which was primarily a result of improved experience in European Accident & Health business.

In the nine-month period ended September 30, 2018, we recognized favorable prior year loss reserve development of $3 million. In addition to the items noted above, there were various items that occurred during the first half of 2018 that largely offset each other, including:

•        Favorable development on prior year catastrophes in U.S. Property and Special Risks;

•        Favorable development in Europe and Japan Personal Insurance;

•        Unfavorable development on catastrophe events in U.S. Personal Insurance; and

•        Within the Legacy portfolio, $150 million of unfavorable development in pre-1986 environmental liability entirely offset by favorable development in casualty trucking business, with smaller favorable contributions from runoff medical malpractice and post-1986 environmental liability.

150          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Insurance Reserves

In the three-month period ended September 30, 2017, we recognized unfavorable prior year loss reserve development of $836 million. This unfavorable development was primarily a result of the following:

•        Higher than expected losses for Europe Casualty and Financial Lines – We observed a significant increase in large claims activity in both Casualty and Financial Lines, primarily emanating from accident years 2015 and 2016;

•        Unfavorable development in U.S. Other Casualty – Commercial auto loss experience for accident year 2016 emerged higher than expected, driven by an increase in the frequency of large claims. We similarly strengthened our estimates for primary general liability in consideration of similar underlying severity trends;

•        Unfavorable development in U.S. Excess Casualty – This was driven by emerging loss experience in accident year 2016. The loss frequency and severity exceeded initial expectations and coincided with increased loss severity in the underlying primary auto and general liability segments; and

•        Higher than expected losses in Property and Special Risks – We observed unfavorable results in U.S. programs commercial auto business in accident years 2015 and 2016 primarily from discontinued programs, along with some individual severe loss experience in aviation and surety. This was partially offset by favorable development in commercial property.

In the nine-month period ended September 30, 2017, we recognized unfavorable prior year loss reserve development of $902 million, primarily due to the impact of the factors noted above in the third quarter. In addition:

•        We observed unfavorable claim experience in the U.S. primary general liability and U.S. excess casualty segments, notably due to construction defects and wrap business. The majority of this activity came from accident years 2015 and prior, including a significant proportion from accident years 2006 and prior;

•        We also observed higher than expected losses in both U.S. and Europe Property and Special Risks driven by unexpected development on several large claims including aviation, marine and trade credit primarily from accident year 2016; and

•        We increased our loss reserves by $102 million as a result of the decision made by the UK Ministry of Justice to reduce the discount rate applied to lump-sum bodily injury payouts, known as the Ogden rate. This discount rate change primarily impacted the Europe Casualty and Financial Lines.

AIG | Third Quarter 2018 Form 10-Q          151

ITEM 2 |  Insurance Reserves

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended September 30, 2018
(in millions)	Total	2017	2016 & Prior
General Insurance North America:
U.S. Workers' Compensation	$10	$24	$(14)
U.S. Excess casualty	370	144	226
U.S. Other casualty	(34)	5	(39)
U.S. Financial lines	(12)	(1)	(11)
U.S. Property and special risks	(351)	(305)	(46)
U.S. Personal insurance	149	155	(6)
Other product lines	2	(4)	6
Total General Insurance North America	$134	$18	$116
General Insurance International:
Europe casualty and financial lines	$75	$(13)	$88
Europe property and special risks	5	-	5
Europe and Japan Personal insurance	(30)	(13)	(17)
Other product lines	(12)	(1)	(11)
Total General Insurance International	$38	$(27)	$65

Legacy Portfolio - Run-off Lines	(2)	-	(2)

Total prior year (favorable) unfavorable development	$170	$(9)	$179

Three Months Ended September 30, 2017
(in millions)	Total	2016	2015 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(19)	$-	$(19)
U.S. Excess casualty	164	186	(22)
U.S. Other casualty	159	193	(34)
U.S. Financial lines	137	144	(7)
U.S. Property and special risks	91	57	34
U.S. Personal insurance	12	17	(5)
Other product lines	(2)	(8)	6
Total General Insurance North America	$542	$589	$(47)
General Insurance International:
Europe casualty and financial lines	$324	$157	$167
Europe property and special risks	8	1	7
Europe and Japan Personal insurance	(8)	(4)	(4)
Other product lines	(29)	(38)	9
Total General Insurance International	$295	$116	$179

Legacy Portfolio - Run-off Lines	(1)	-	(1)

Total prior year (favorable) unfavorable development	$836	$705	$131

152          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Insurance Reserves

Nine Months Ended September 30, 2018
(in millions)	Total	2017	2016 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(35)	$24	$(59)
U.S. Excess casualty	340	144	196
U.S. Other casualty	(51)	26	(77)
U.S. Financial lines	(34)	(4)	(30)
U.S. Property and special risks	(471)	(421)	(50)
U.S. Personal insurance	248	257	(9)
Other product lines	5	1	4
Total General Insurance North America	$2	$27	$(25)
General Insurance International:
Europe casualty and financial lines	$76	$(13)	$89
Europe property and special risks	3	(13)	16
Europe and Japan Personal insurance	(93)	(57)	(36)
Other product lines	15	26	(11)
Total General Insurance International	$1	$(57)	$58

Legacy Portfolio - Run-off Lines	(6)	43	(49)

Total prior year (favorable) unfavorable development	$(3)	$13	$(16)

Nine Months Ended September 30, 2017
(in millions)	Total	2016	2015 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(52)	$-	$(52)
U.S. Excess casualty	153	198	(45)
U.S. Other casualty	180	185	(5)
U.S. Financial lines	132	145	(13)
U.S. Property and special risks	50	25	25
U.S. Personal insurance	(6)	-	(6)
Other product lines	11	(13)	24
Total General Insurance North America	$468	$540	$(72)
General Insurance International:
Europe casualty and financial lines	$420	$161	$259
Europe property and special risks	88	77	11
Europe and Japan Personal insurance	(1)	(10)	9
Other product lines	(56)	(53)	(3)
Total General Insurance International	$451	$175	$276

Legacy Portfolio - Run-off Lines	(17)	29	(46)

Total prior year (favorable) unfavorable development	$902	$744	$158

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

Significant Reinsurance Agreements

In the first quarter of 2017, we entered into an adverse development reinsurance agreement with NICO, under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion. We account for this transaction as retroactive reinsurance. This transaction resulted in a gain, which under U.S. GAAP retroactive reinsurance accounting is deferred and amortized into income over the settlement period. NICO created a collateral trust account as security for their claim payment obligations to us, into which they deposited the consideration paid under the agreement, and Berkshire Hathaway Inc. has provided a parental guarantee to secure NICO’s obligations under the agreement.

AIG | Third Quarter 2018 Form 10-Q          153

ITEM 2 |  Insurance Reserves

For a description of AIG’s catastrophe reinsurance protection for 2018, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – General Insurance Companies’  Key Risks – Natural Catastrophe Risk in our 2017 Annual Report.

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of September 30, 2018 and as of December 31, 2017, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	September 30,	December 31,
(in millions)	2018	2017
Gross Covered Losses
Covered reserves before discount	$24,102	$26,654
Inception to date losses paid	18,234	14,788
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$17,336	$16,442

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,869	$13,153
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	3,681	2,965
Discount on ceded losses(a)	(1,693)	(1,539)
Pre-tax deferred gain before amortization	1,988	1,426
Inception to date amortization of deferred gain at inception	(404)	(228)
Inception to date amortization attributed to changes in deferred gain(b)	(116)	(31)
Deferred gain liability reflected in AIG's balance sheet	$1,468	$1,167

(a)            For the period from inception to September 30, 2018, the accretion of discount and a reduction in effective interest rates was offset by changes in estimates of the amount and timing of future recoveries under the adverse development reinsurance agreement.

(b) Excluded from our definition of APTI.

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Balance at beginning of year, net of discount	$957	$1,277	$1,167	$-
Gain at inception	-	-	-	1,116
Unfavorable prior year reserve development ceded to NICO(a)	723	-	716	284
Amortization attributed to deferred gain at inception(b)	(57)	(62)	(176)	(165)
Amortization attributed to changes in deferred gain(c)	(109)	(7)	(85)	(19)
Changes in discount on ceded loss reserves	(46)	53	(154)	45
Balance at end of period, net of discount	$1,468	$1,261	$1,468	$1,261

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

154          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Insurance Reserves

LIFE AND ANNUITY reserves and dac

The following section provides discussion of life and annuity reserves and deferred policy acquisition costs.

Update of Actuarial Assumptions

The Life Insurance Companies review and update estimated gross profit projections used to amortize DAC and related items (which may include VOBA, SIA, guaranteed benefit reserves and unearned revenue reserves) for investment-oriented products at least annually. Estimated gross profit projections include assumptions for investment-related returns and spreads, product-related fees and expenses, mortality gains and losses, policyholder behavior and other factors. In estimating future gross profits, lapse assumptions require judgment and can have a material impact on DAC amortization. If the assumptions used for estimated gross profits change significantly, DAC and related reserves are recalculated using the new projections, and any resulting adjustment is included in income. Updating such projections may result in acceleration of amortization in some products and deceleration of amortization in other products.

The Life Insurance Companies also review assumptions related to their respective GMWB living benefits that are accounted for as embedded derivatives and measured at fair value.  The fair value of these embedded derivatives is based on actuarial assumptions, including policyholder behavior, as well as capital market assumptions.

Various assumptions were updated, including the following effective September 30, 2018:

•      we decreased our reversion to the mean rates (gross of fees) to 2.92 percent from 3.74 percent for the Variable Annuity product line in Individual Retirement and to 1.90 percent from 3.78 percent for the Variable Annuity product line in Group Retirement. Our separate account long-term asset growth rate assumption related to equity market performance remained unchanged at 7.0 percent; and

•      we lowered our ultimate projected yields on invested assets by approximately three to six basis points on most annuity deposits and by approximately 12 to 19 basis points on most life insurance deposits. Projected yields are graded from a weighted average net GAAP book yield of existing assets supporting the business based on the value of the assets to a weighted average yield based on the duration of the assets excluding assets that mature during the grading period. The grading period is three years for annuity products and five years for life insurance products.

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

The net increases (decreases) to Adjusted pre-tax income and pre-tax income as a result of the update of actuarial assumptions for the three- and nine-month periods ended September 30, 2018 and 2017 are shown in the following tables.

AIG | Third Quarter 2018 Form 10-Q          155

ITEM 2 |  Insurance Reserves

The following table presents the increase (decrease) in Adjusted pre-tax income resulting from the update of actuarial assumptions for the domestic life insurance companies, by segment and product line:

Three Months and Nine Months Ended September 30,
(in millions)	2018	2017
Life and Retirement:
Individual Retirement
Fixed Annuities	$40	$130
Variable and Indexed Annuities	(92)	112
Total Individual Retirement	(52)	242
Group Retirement	17	13
Life Insurance	(63)	29
Institutional Markets	-	-
Total Life and Retirement	(98)	284
Legacy Life and Retirement Run-off	(5)	(14)
Total increase (decrease) in adjusted pre-tax income from update of assumptions	$(103)	$270

The following table presents the increase (decrease) in pre-tax income resulting from the update of actuarial assumptions in the domestic life insurance companies, by line item as reported in Results of Operations:

Three Months and Nine Months Ended September 30,
(in millions)	2018	2017
Policy fees	$(237)	$(2)
Interest credited to policyholder account balances	-	49
Amortization of deferred policy acquisition costs	301	184
Policyholder benefits and losses incurred	(167)	39
Increase (decrease) in adjusted pre-tax income	(103)	270
Change in DAC related to net realized capital gains (losses)	35	44
Net realized capital gains (losses)	(55)	(246)
Increase (decrease) in pre-tax income	$(123)	$68

In the three- and nine-month periods ended September 30, 2018, Adjusted pre-tax income included a net unfavorable adjustment of $103 million, primarily in Variable Annuities driven by reductions to the GMWB full surrender assumption, and in Life Insurance primarily due to additional reserves for certain riders and interest crediting model refinements. The unfavorable adjustments were partially offset by favorable adjustments in Life Insurance primarily due to lower lapse and mortality assumptions and a reduction in IBNR reserves and in Individual Retirement due to lower lapse assumptions in Fixed Annuities and refinements to partial withdrawal assumptions in Variable Annuities.

In the three- and nine-month periods ended September 30, 2017, Adjusted pre-tax income included a net favorable adjustment of $270 million, primarily driven by lower lapse assumptions in Fixed Annuities, improved mortality assumptions in Life Insurance, and an increase in the reversion to the mean rates in Variable Annuities. The favorable adjustments were partially offset by lower spread assumptions in Fixed Annuities and a loss recognition expense on long-term care business in the Legacy Life Insurance Run-Off Lines.

The adjustments related to the update of actuarial assumptions in each period are discussed by business segment below.

Update of Actuarial Assumptions by Business Segment

Individual Retirement

The update of actuarial assumptions resulted in a net unfavorable adjustment to Adjusted pre-tax income of Individual Retirement of $52 million in the three- and nine-month periods ended September 30, 2018 compared to a net favorable adjustment of $242 million in the three- and nine-month periods ended September 30, 2017.

In Fixed Annuities, the update of estimated gross profit assumptions resulted in a net favorable adjustment of $40 million and $130 million in the three- and nine-month periods ended September 30, 2018 and 2017, respectively, both of which reflected lower lapse assumptions, partially offset by lower spread assumptions.

156          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Insurance Reserves

In Variable and Index Annuities, the update of estimated gross profit assumptions resulted in a net unfavorable adjustment of $92 million in the three- and nine-month periods ended September 30, 2018, primarily due to refinements to the GMWB partial withdrawal assumptions in Variable Annuities and the multi-year index strategy crediting parameters in Index Annuities. The unfavorable adjustments were partially offset by lower GMWB lapse assumptions in Variable Annuities.

In the three- and nine-month periods ended September 30, 2017, the update of estimated gross profit assumptions resulted in a net favorable adjustment of $112 million in Variable and Index Annuities primarily due to an increase in the reversion to the mean rate used for projecting future estimated gross profit for variable annuity products and changes in volatility assumptions. The net favorable adjustment was partially offset by a decrease in the separate account long-term asset growth rate assumption from 7.5 percent to 7.0 percent (before expenses that reduce the asset base from which future fees are projected) and an unfavorable adjustment in connection with the conversion to a new modeling platform for Index Annuities.

Group Retirement

In Group Retirement, the update of estimated gross profit assumptions resulted in a favorable adjustment of $17 million in the three- and nine-month periods ended September 30, 2018, primarily due to improved premium persistency assumptions.

In the three- and nine-month periods ended September 30, 2017, a net favorable adjustment of $13 million was primarily due to an increase in the reversion to the mean rate used for projecting future estimated gross profit for variable annuity products and changes in maintenance expense assumptions. The favorable adjustments were partially offset by a decrease in the separate account long-term asset growth rate assumption from 7.5 percent to 7.0 percent (before expenses that reduce the asset base from which future fees are projected) and decreases in fixed annuity spread and separate account fee assumptions.

Life Insurance

In Life Insurance, the update of actuarial assumptions resulted in a net unfavorable adjustment of $63 million in the three- and nine-month periods ended September 30, 2018, primarily due to additional reserves for certain riders, decreased lapses and interest crediting model refinements. The unfavorable adjustments were partially offset by favorable adjustments driven by updates to mortality assumptions and a reduction to IBNR reserves.

In the three- and nine-month periods ended September 30, 2017, a net favorable adjustment of $29 million was primarily due to improved mortality assumptions, partially offset by lower spread assumptions.

Legacy Portfolio

In Legacy Portfolio, the update of actuarial assumptions resulted in a net unfavorable adjustment of $5 million in the three- and nine-month periods ended September 30, 2018, reflecting updates to mortality and lapse assumptions.

The update of actuarial assumptions resulted in a net unfavorable adjustment of $14 million in the three- and nine-month periods ended September 30, 2017, primarily due to $13 million of loss recognition expense on long-term care business in the Legacy Life Insurance Run-Off Lines resulting from model enhancements.

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

AIG | Third Quarter 2018 Form 10-Q          157

ITEM 2 |  Insurance Reserves

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

•      Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

•      Risk exposures that we have elected not to explicitly or fully hedge.

The following table presents a reconciliation between the fair value of the U.S. GAAP embedded derivatives and the value of our economic hedge target:

	September 30,	December 31,
(in millions)	2018	2017
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$1,046	$1,994
Exclude non-performance risk adjustment	(1,689)	(1,947)
Embedded derivative liability, excluding NPA	2,735	3,941
Adjustments for risk margins and differences in valuation	(1,342)	(1,557)
Economic hedge target liability	$1,393	$2,384

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

158          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Insurance Reserves

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Change in fair value of embedded derivatives, excluding update of
actuarial assumptions and NPA	$553	$284	$1,477	$856
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities	(13)	26	(127)	117
Interest rate derivative contracts	(257)	(20)	(847)	10
Equity derivative contracts	(332)	(310)	(412)	(978)
Change in fair value of variable annuity hedging portfolio	(602)	(304)	(1,386)	(851)
Change in fair value of embedded derivatives excluding update of actuarial
assumptions and NPA, net of hedging portfolio	(49)	(20)	91	5
Change in fair value of embedded derivatives due to NPA spread	(168)	(82)	4	(485)
Change in fair value of embedded derivatives due to change in NPA volume	(19)	(114)	(262)	(238)
Change in fair value of embedded derivatives due to update of actuarial assumptions	38	(188)	38	(188)
Total change due to update of actuarial assumptions and NPA	(149)	(384)	(220)	(911)
Net impact on pre-tax income (loss)	$(198)	$(404)	$(129)	$(906)

By Consolidated Income Statement line
Net investment income	$(13)	$26	$(127)	$117
Net realized capital gains (losses)	(185)	(430)	(2)	(1,023)
Net impact on pre-tax income (loss)	$(198)	$(404)	$(129)	$(906)

The net impact on pre-tax income from the GMWB embedded derivatives and related hedges in the three -month period ended September 30, 2018 (excluding related DAC amortization) was primarily driven by losses from the impact of tightening credit spreads on the NPA spread, partially offset by higher interest rates, and equity market volatility. In the three- and nine-month periods ended September 30, 2018, increases in interest rates resulted in NPA volume losses from lower expected GMWB payments. The net impact on pre-tax income from the GMWB and related hedges in the three- and nine-month periods ended September 30, 2017 was primarily driven by losses from actuarial assumption updates to lapse and volatility assumptions, tightening credit spreads on the NPA spread and the impact on the NPA (volume) of lower expected GMWB payments, driven by higher equity markets.

The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in the three- and nine-month periods ended September 30, 2018 reflected gains from equity market volatility and reductions in risk margins due to decreased GMWB claims driven by higher interest rates, partially offset by losses from the related hedging portfolio in the three- and nine-month periods ended September 30, 2018. In the nine-month period ended September 30, 2018, fair value gains on embedded derivatives, excluding NPA and actuarial assumption update, was fully offset by fair value losses on the related hedging portfolio. The change in the fair value of GMWB embedded derivatives excluding NPA and update of actuarial assumptions in the three- and nine-month periods ended September 30, 2017 was largely offset by the related hedging portfolio.

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

Change in Economic Hedge Target

The decrease in the economic hedge target liability in the first nine months of 2018 was primarily due to higher interest rates and equity market volatility.

AIG | Third Quarter 2018 Form 10-Q          159

ITEM 2 |  Insurance Reserves

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivatives, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

•      Changes in the fair value of fixed maturity securities, primarily corporate bonds for which the fair value option has been elected, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the three- and nine-month periods ended September 30, 2018 reflected losses due to increases in interest rates, partially offset by the tightening of credit spreads. Gains in the three- and nine-month periods ended September 30, 2017 were primarily due to tightening of credit spreads. The change in the fair value of the hedging bonds, which is excluded from the adjusted pre-tax income of the Individual Retirement and Group Retirement segments, is reported in net investment income on the Consolidated Statements of Income (Loss).

•      Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in net losses driven by higher interest rates in the three- and nine-month periods ended September 30, 2018 compared to a loss in the three-month period ended September 30, 2017 and a net gain in the nine-month period ended September 30, 2017.

•      The change in the fair value of equity derivative contracts, which included futures and options, reflected lower losses in the three- and nine-month periods ended September 30, 2018 compared to the same periods in the prior year, which varied based on the relative change in equity market returns in the respective periods.

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies, excluding DAC of the Legacy Portfolio:

Nine Months Ended September 30,
(in millions)	2018	2017
Balance, beginning of year	$7,637	$7,571
Acquisition costs deferred	850	696
Amortization expense:
Update of assumptions included in adjusted pre-tax income	307	194
Related to realized capital gains and losses	47	190
All other operating amortization	(718)	(652)
Increase (decrease) in DAC due to foreign exchange	(14)	49
Change related to unrealized depreciation (appreciation) of investments	873	(495)
Balance, end of period*	$8,982	$7,553

*   DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $9.4 billion and $8.8 billion at September 30, 2018 and 2017, respectively.

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

Market interest rates increased in the nine-month period ended September 30,2018, which resulted in a $7.4 billion decrease in the unrealized appreciation of fixed maturity securities held to support businesses in the Life and Retirement companies at September 30, 2018 compared to December 31, 2017. At September 30, 2018, the shadow Investment-Oriented Adjustments reflected increases in DAC and unearned revenues and a decrease in future policy benefit liabilities compared to December 31, 2017, while the shadow Loss Adjustments reflected a decrease in future policy benefit liabilities.

160          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Insurance Reserves

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policy funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Individual Retirement
Balance at beginning of period, gross	$137,134	$133,211	$138,571	$129,321
Premiums and deposits	3,616	2,526	11,396	8,800
Surrenders and withdrawals	(3,369)	(2,499)	(10,106)	(8,135)
Death and other contract benefits	(792)	(745)	(2,556)	(2,369)
Subtotal	(545)	(718)	(1,266)	(1,704)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	2,215	2,735	941	6,999
Cost of funds*	386	384	1,141	1,147
Other reserve changes	(26)	(152)	(223)	(303)
Balance at end of period	139,164	135,460	139,164	135,460
Reinsurance ceded	(319)	(324)	(319)	(324)
Total Individual Retirement insurance reserves and mutual fund assets	$138,845	$135,136	$138,845	$135,136
Group Retirement
Balance at beginning of period, gross	$97,548	$92,649	$97,306	$88,622
Premiums and deposits	2,116	1,860	6,533	5,702
Surrenders and withdrawals	(2,957)	(1,740)	(8,062)	(5,863)
Death and other contract benefits	(145)	(135)	(462)	(417)
Subtotal	(986)	(15)	(1,991)	(578)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	2,129	2,078	2,841	6,115
Cost of funds*	275	280	816	833
Other reserve changes	4	-	(2)	-
Balance at end of period	98,970	94,992	98,970	94,992
Total Group Retirement insurance reserves and mutual fund assets	$98,970	$94,992	$98,970	$94,992
Life Insurance
Balance at beginning of period, gross	$19,647	$18,694	$19,424	$18,397
Premiums and deposits	887	860	2,663	2,600
Surrenders and withdrawals	(286)	(143)	(600)	(437)
Death and other contract benefits	(140)	(151)	(346)	(441)
Subtotal	461	566	1,717	1,722
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(229)	(242)	(771)	(675)
Cost of funds*	92	93	281	281
Other reserve changes	87	(275)	(593)	(889)
Balance at end of period	20,058	18,836	20,058	18,836
Reinsurance ceded	(1,232)	(1,049)	(1,232)	(1,049)
Total Life Insurance reserves	$18,826	$17,787	$18,826	$17,787

AIG | Third Quarter 2018 Form 10-Q          161

ITEM 2 |  Insurance Reserves

Institutional Markets
Balance at beginning of period, gross	$19,694	$15,445	$18,580	$15,385
Premiums and deposits	69	1,476	2,184	2,199
Surrenders and withdrawals	(183)	(37)	(1,189)	(800)
Death and other contract benefits	(112)	(72)	(387)	(275)
Subtotal	(226)	1,367	608	1,124
Change in fair value of underlying assets and reserve accretion, net of
policy fees	81	86	158	189
Cost of funds*	90	66	246	186
Other reserve changes	63	27	110	107
Balance at end of period	19,702	16,991	19,702	16,991
Reinsurance ceded	(43)	(3)	(43)	(3)
Total Institutional Markets reserves	$19,659	$16,988	$19,659	$16,988
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$274,023	$259,999	$273,881	$251,725
Premiums and deposits	6,688	6,722	22,776	19,301
Surrenders and withdrawals	(6,795)	(4,419)	(19,957)	(15,235)
Death and other contract benefits	(1,189)	(1,103)	(3,751)	(3,502)
Subtotal	(1,296)	1,200	(932)	564
Change in fair value of underlying assets and reserve accretion, net of
policy fees	4,196	4,657	3,169	12,628
Cost of funds*	843	823	2,484	2,447
Other reserve changes	128	(400)	(708)	(1,085)
Balance at end of period	277,894	266,279	277,894	266,279
Reinsurance ceded	(1,594)	(1,376)	(1,594)	(1,376)
Total insurance reserves and mutual fund assets	$276,300	$264,903	$276,300	$264,903

*    Excludes amortization of deferred sales inducements.

Insurance reserves of Life and Retirement, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	September 30,	December 31,
(in millions)	2018	2017
Future policy benefits	$13,853	$13,592
Policyholder contract deposits	135,916	130,735
Other policy funds	476	401
Separate account liabilities	91,041	90,819
Total insurance reserves*	241,286	235,547
Mutual fund assets	36,608	38,334
Total insurance reserves and mutual fund assets	$277,894	$273,881

*    Excludes reserves related to the Legacy Portfolio.

162          AIG | Third Quarter 2018 Form 10-Q

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

AIG | Third Quarter 2018 Form 10-Q          163

ITEM 2 |  Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES ACTIVITY FOR the nine-MONTH PERIOD ENDED September 30, 2018

Sources

AIG Parent Funding from Subsidiaries

During the nine-month period ended September 30, 2018, AIG Parent received $3.8 billion in dividends from subsidiaries. Of this amount, $1.6 billion consisted of dividends in the form of cash and fixed maturity securities from our General Insurance companies, $2.1 billion consisted of dividends and loan repayments in the form of cash from our Life and Retirement companies and $48 million consisted of dividends in the form of cash from our Other category.

AIG Parent also received a net amount of $1.1 billion in tax sharing payments in the form of cash from our insurance businesses in the nine-month period ended September 30, 2018, including $238 million of such payments in the third quarter of 2018.  The tax sharing payments may be subject to adjustment in future periods.

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

Uses

Debt Reduction*

In May 2018,  we redeemed all of our outstanding 8.000% Series A-7 Junior Subordinated Debentures and 8.625% Series A-8 Junior Subordinated Debentures in each case for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, for approximately $15 million and $7 million, respectively.

We also made other repurchases of and repayments on debt instruments of approximately $2.9 billion during the nine-month period ended September 30, 2018.   AIG Parent made interest payments on our debt instruments totaling $706 million during the nine-month period ended September 30, 2018.

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

Dividend

We paid a cash dividend of $0.32 per share on AIG Common Stock during each of the first, second and third quarters of 2018 totaling $858 million.

Repurchase of Common Stock

We repurchased approximately 18.5 million shares of AIG Common Stock during the nine-month period ended September 30, 2018, for an aggregate purchase price of approximately $994 million.

* On October 30, 2018, Validus redeemed all of its outstanding Preference Shares at a redemption price of $26,000 per Preference Share for approximately $416 million in the aggregate. In addition, on October 30, 2018, Validus Reinsurance, Ltd. redeemed its outstanding Floating Rate Deferrable Interest Junior Subordinated Notes due July 30, 2037 at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, for a net amount of approximately $90 million.

164          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statements of Cash Flows:

Nine Months Ended September 30,
(in millions)	2018	2017
Sources:
Net cash provided by other investing activities	4,135	14,475
Changes in policyholder contract balances	5,146	1,801
Issuance of long-term debt	4,059	2,405
Net cash provided by other financing activities	-	578
Total sources	13,340	19,259
Uses:
Net cash used in operating activities	(38)	(8,862)
Acquisition of businesses, net of cash and restricted cash acquired	(5,052)	-
Repayments of long-term debt	(2,788)	(2,751)
Purchases of AIG Common Stock	(994)	(6,275)
Dividends paid	(858)	(884)
Net cash used in other financing activities	(3,232)	-
Total uses	(12,962)	(18,772)
Effect of exchange rate changes on cash and restricted cash	8	(22)
Increase (decrease) in cash and restricted cash	$386	$465

The following table presents a summary of AIG’s Consolidated Statement of Cash Flows:

Nine Months Ended September 30,
(in millions)	2018	2017
Summary:
Net cash provided by (used in) operating activities	$(38)	$(8,862)
Net cash provided by (used in) investing activities	(917)	14,475
Net cash provided by (used in) financing activities	1,333	(5,126)
Effect of exchange rate changes on cash and restricted cash	8	(22)
Increase (decrease) in cash and restricted cash	386	465
Cash and restricted cash at beginning of year	2,737	2,107
Change in cash of businesses held for sale	-	133
Cash and restricted cash at end of period	$3,123	$2,705

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $1.0 billion in the nine-month period ended September 30, 2018 compared to $1.0 billion in the same period in the prior year. Excluding interest payments, AIG had operating cash inflows of $980 million in nine-month period ended September 30, 2018 compared to operating cash outflows of $7.8 billion in the same period in the prior year. The operating cash outflow in the nine-month period ended September 30, 2017 was primarily due to payment for the adverse development reinsurance agreement entered into with NICO.

AIG | Third Quarter 2018 Form 10-Q          165

ITEM 2 |  Liquidity and Capital Resources

Investing Cash Flow Activities

Net cash used in investing activities in the nine-month period ended September 30, 2018 was $917 million compared to investing cash inflows of $14.5 billion in the nine-month period ended September 30, 2017. The nine-month period ended September 30, 2018 included our acquisition of Validus for approximately $5.5 billion in cash. The nine-month period ended September 30, 2017 included sales of certain investments to fund the adverse development reinsurance agreement entered into with NICO.

Financing Cash Flow Activities

Net cash provided by financing activities in the nine-month period ended September 30, 2018 reflected:
• approximately $858 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first, second, and third quarters of 2018;
• approximately $994 million to repurchase approximately 18.5 million shares of AIG Common Stock; and
• approximately $1.3 billion in net inflows from the issuance and repayment of long-term debt.

Net cash used in financing activities in the nine-month period ended September 30, 2017 reflected:
• approximately $884 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first, second, and third quarters of 2017;
• approximately $6.3 billion to repurchase approximately 100 million shares of AIG Common Stock; and
• approximately $346 million in net outflows from the issuance and repayment of long-term debt.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of September 30, 2018, AIG Parent had approximately $9.0 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities.  AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

166          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	September 30, 2018	December 31, 2017
Cash and short-term investments(a)	$851	$2,114
Unencumbered fixed maturity securities(b)	3,663	5,172
Total AIG Parent liquidity	4,514	7,286
Available capacity under syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$9,014	$11,786

(a)  Cash and short-term investments include reverse repurchase agreements totaling $631 million and $1.7 billion as of September 30, 2018 and December 31, 2017, respectively.

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

Certain of our U.S. insurance companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from the FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had outstanding borrowings from the FHLBs in an aggregate amount of approximately $200 million and $190 million at September 30, 2018 and December 31, 2017, respectively. The increase was primarily due to borrowings of approximately $110 million by Validus companies, partially offset by a decrease in borrowings from other U.S. General Insurance companies. Our U.S. Life and Retirement companies had outstanding borrowings in the form of cash advances from the FHLBs in an aggregate amount of $30 million at September 30, 2018 and had no outstanding borrowings at December 31, 2017. In addition, $3.4 billion and $606 million were due to the FHLBs in the respective districts of our U.S. Life and Retirement companies at September 30, 2018  and December 31, 2017, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits.

Certain of our U.S. Life and Retirement companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $1.1 billion and $2.9 billion of securities subject to

AIG | Third Quarter 2018 Form 10-Q          167

ITEM 2 |  Liquidity and Capital Resources

these agreements at September 30, 2018 and December 31, 2017, respectively, and $1.1 billion and $3.0 billion of liabilities to borrowers for collateral received at September 30, 2018 and December 31, 2017, respectively.

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

In February 2018, AIG Parent entered into a CMA with Fortitude Re. Among other things, the CMA provides that AIG Parent will maintain available statutory capital and surplus of Fortitude Re’s long term business fund and its general business account at or above a stress threshold percentage of its projected enhanced capital requirement in respect of the applicable fund, as defined under Bermuda law. As of September 30, 2018, the stress threshold percentage under this CMA was 125 percent.

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of the General Insurance companies totaled approximately $2.7 billion at September 30, 2018, an increase of $309 million from June 30, 2018. The increase was primarily due to outstanding and new letters of credit issued in support of the Validus companies totaling $278 million, including a $60 million letter of credit issued for Talbot 2002 Underwriting Capital Limited, a member of the Lloyd’s of London insurance syndicate. Letters of credit issued in support of the Life and Retirement companies totaled approximately $910 million at September 30, 2018. Letters of credit issued in support of Fortitude Re totaled $550 million at September 30, 2018.

During 2016, we created a new Switzerland-domiciled international holding company, AIG International Holdings, GmbH (AIGIH), which is intended to be the ultimate holding company for all of our international entities. This international holding company structure is part of our ongoing efforts to simplify our organizational structure, and is expected to facilitate the optimization of our international capital strategy from both a regulatory and a tax perspective. Through October 31, 2018, substantially all of our international operations have been transferred to AIGIH. We will continue to monitor our international holding company structure in light of regulatory, tax and other developments, to ensure that this strategy continues to be effective.

In the nine-month period ended September 30, 2018, our General Insurance companies collectively paid a total of approximately $1.6 billion in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. government and government-sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

In the nine-month period ended September 30, 2018, our Life and Retirement companies collectively paid a total of approximately $2.1 billion in dividends and loan repayments in the form of cash to AIG Parent.

Tax Matters

If the settlement agreements in principle are concluded in our ongoing dispute related to the disallowance of foreign tax credits associated with cross border financing transactions, we will be required to make a payment to the U.S. Treasury. Although we can provide no assurance regarding whether the non-binding settlements will be finalized, the amount we currently expect to pay based on current proposed settlement terms is approximately $1.7 billion, including obligations of AIG Parent and subsidiaries. This amount is net of payments previously made with respect to cross border financing transactions involving matters dating back to 1997 and other matters largely related to the same tax years. There remains uncertainty with regard to whether the settlements in principle will ultimately be approved by the relevant authorities as well as the amount and timing of any potential payments, which are not likely to be made before sometime in 2019.

For additional information regarding this matter see Note 15 to the Condensed Consolidated Financial Statements.

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

As of September 30, 2018, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

168          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

September 30, 2018		Payments due by Period
	Total	Remainder of	2019 -	2021 -
(in millions)	Payments	2018	2020	2022	2023	Thereafter
Insurance operations
Loss reserves	$83,954	$19,047	$24,100	$13,468	$4,402	$22,937
Insurance and investment contract liabilities	222,828	6,486	30,165	28,086	12,167	145,924
Borrowings(a)	1,342	-	117	222	-	1,003
Interest payments on borrowings	853	1	99	99	50	604
Other long-term obligations	-	-	-	-	-	-
Total	$308,977	$25,534	$54,481	$41,875	$16,619	$170,468
Other
Borrowings	$24,771	$136	$2,643	$3,208	$1,736	$17,048
Interest payments on borrowings	15,751	472	2,071	1,798	821	10,589
Other long-term obligations	409	21	180	171	1	36
Total	$40,931	$629	$4,894	$5,177	$2,558	$27,673
Consolidated
Loss reserves	$83,954	$19,047	$24,100	$13,468	$4,402	$22,937
Insurance and investment contract liabilities	222,828	6,486	30,165	28,086	12,167	145,924
Borrowings(a)	26,113	136	2,760	3,430	1,736	18,051
Interest payments on borrowings	16,604	473	2,170	1,897	871	11,193
Other long-term obligations(b)	409	21	180	171	1	36
Total(c)	$349,908	$26,163	$59,375	$47,052	$19,177	$198,141

(a)  On October 30, 2018, Validus Reinsurance, Ltd. redeemed its outstanding Floating Rate Deferrable Interest Junior Subordinated Notes due July 30, 2037 at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, for a net amount of approximately $90 million. Accordingly, in the table above, this instrument is reported as maturing in 2018 instead of its original maturity date.

(b)  Primarily includes contracts to purchase future services and other capital expenditures.

(c)  Does not reflect unrecognized tax benefits of $4.7 billion. For additional information see Note 15 to the Condensed Consolidated Financial Statements.

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

AIG | Third Quarter 2018 Form 10-Q          169

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

September 30, 2018		Amount of Commitment Expiring
	Total Amounts	Remainder	2019 -	2021 -
(in millions)	Committed	of 2018	2020	2022	2023	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$173	$161	$2	$-	$-	$10
Guarantees of indebtedness	59	59	-	-	-	-
All other guarantees(a)	79	7	14	16	14	28
Commitments:
Investment commitments(b)	3,274	1,757	1,138	344	-	35
Commitments to extend credit	2,115	975	609	305	140	86
Letters of credit	5	-	5	-	-	-
Total(c)	$5,705	$2,959	$1,768	$665	$154	$159
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	85	85	-	-	-	-
All other guarantees	-	-	-	-	-	-
Commitments:
Investment commitments(b)	300	1	27	75	80	117
Commitments to extend credit	-	-	-	-	-	-
Letters of credit	16	16	-	-	-	-
Total(c)(e)	$475	$102	$27	$75	$80	$191
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	258	246	2	-	-	10
Guarantees of indebtedness	59	59	-	-	-	-
All other guarantees(a)	79	7	14	16	14	28
Commitments:
Investment commitments(b)	3,574	1,758	1,165	419	80	152
Commitments to extend credit	2,115	975	609	305	140	86
Letters of credit	21	16	5	-	-	-
Total(c)(e)	$6,180	$3,061	$1,795	$740	$234	$350

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

(e)  Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2018 is expected to be approximately $13 million for U.S. and non-U.S. plans.

170          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

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

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Nine Months Ended September 30, 2018	December 31,		and	Foreign	Other		September 30,
(in millions)	2017	Issuances	Repayments	Exchange	Changes		2018
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,339	$1,727	$(1,107)	$(95)	$23		$20,887
Junior subordinated debt	841	742	(22)	(10)	1		1,552
AIG Japan Holdings Kabushiki Kaisha	334	-	-	5	-		339
Validus notes and bonds payable	-	-	-	-	360		360
AIGLH notes and bonds payable	281	-	-	-	1		282
AIGLH junior subordinated debt	361	-	-	-	-		361
Total AIG general borrowings	22,156	2,469	(1,129)	(100)	385		23,781
AIG borrowings supported by assets:(a)
MIP notes payable	356	-	(364)	8	-		-
Series AIGFP matched notes and bonds payable	21	-	-	-	-		21
GIAs, at fair value	2,707	118	(518)	-	(44)	(b)	2,263
Notes and bonds payable, at fair value	181	-	(129)	-	(4)	(b)	48
Total AIG borrowings supported by assets	3,265	118	(1,011)	8	(48)		2,332
Total debt issued or guaranteed by AIG	25,421	2,587	(2,140)	(92)	337		26,113
Debt not guaranteed by AIG:
Validus junior subordinated debt	-	-	-	-	539		539
Other subsidiaries' notes, bonds, loans and
mortgages payable(c)	190	30	(196)	-	206		230
Debt of consolidated investments(d)	6,029	1,442	(549)	(27)	817	(e)	7,712
Total debt not guaranteed by AIG	6,219	1,472	(745)	(27)	1,562		8,481
Total debt	$31,640	$4,059	$(2,885)	$(119)	$1,899		$34,594

(a)  AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.6 billion and $2.0 billion at September 30, 2018 and December 31, 2017, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  Includes primarily borrowings with Federal Home Loan Banks by our U.S. insurance companies.  These borrowings are short term in nature and related activity is presented net of issuances and maturities and repayments.

(d)  At September 30, 2018, includes debt of consolidated investment vehicles related to real estate investments of $2.8 billion, affordable housing partnership investments of $1.9 billion and other securitization vehicles of $3.0 billion. At December 31, 2017, includes debt of consolidated investment vehicles related to real estate investments of $2.5 billion, affordable housing partnership investments of $1.8 billion and other securitization vehicles of $1.7 billion.

AIG | Third Quarter 2018 Form 10-Q          171

ITEM 2 |  Liquidity and Capital Resources

(e)  Includes the effect of consolidating previously unconsolidated partnerships.

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at September 30, 2018 of AIG (excluding $7.7 billion of borrowings of consolidated investments) for the next four quarters:

	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter
(in millions)	2018	2019	2019	2019	Total
AIG general borrowings	$-	$-	$-	$999	$999
AIG borrowings supported by assets	136	17	17	143	313
Validus junior subordinated debt(a)	89	-	-	-	89
Other subsidiaries' notes, bonds, loans and
mortgages payable	120	110	-	-	230
Total	$345	$127	$17	$1,142	$1,631

(a)  On October 30, 2018, Validus Reinsurance, Ltd. redeemed its outstanding Floating Rate Deferrable Interest Junior Subordinated Notes due July 30, 2037 at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, for a net amount of approximately $90 million. Accordingly, in the table above, this instrument is reported as maturing in the fourth quarter of 2018 instead of its original maturity date.

172          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $7.7 billion in borrowings of debt of consolidated investments:

September 30, 2018		Remainder	Year Ending
(in millions)	Total	of 2018	2019	2020	2021	2022	2023	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,887	$-	$999	$1,344	$1,497	$1,508	$1,625	$13,914
Junior subordinated debt	1,552	-	-	-	-	-	-	1,552
AIG Japan Holdings Kabushiki Kaisha	339	-	-	117	222	-	-	-
Validus notes and bonds payable	360	-	-	-	-	-	-	360
AIGLH notes and bonds payable	282	-	-	-	-	-	-	282
AIGLH junior subordinated debt	361	-	-	-	-	-	-	361
Total AIG general borrowings	23,781	-	999	1,461	1,719	1,508	1,625	16,469
AIG borrowings supported by assets:
MIP notes payable	-	-	-	-	-	-	-	-
Series AIGFP matched notes and
bonds payable	21	-	-	-	-	-	-	21
GIAs, at fair value	2,263	136	269	31	156	47	111	1,513
Notes and bonds payable, at fair value	48	-	-	-	-	-	-	48
Total AIG borrowings supported by assets	2,332	136	269	31	156	47	111	1,582
Total debt issued or guaranteed by AIG	26,113	136	1,268	1,492	1,875	1,555	1,736	18,051
Debt not guaranteed by AIG:
Validus junior subordinated debt(a)	539	89	-	-	-	-	-	450
Other subsidiaries notes, bonds, loans
and mortgages payable	230	120	110	-	-	-	-	-
Total debt not guaranteed by AIG	769	209	110	-	-	-	-	450
Total	$26,882	$345	$1,378	$1,492	$1,875	$1,555	$1,736	$18,501

(a)  On October 30, 2018, Validus Reinsurance, Ltd. redeemed its outstanding Floating Rate Deferrable Interest Junior Subordinated Notes due July 30, 2037 at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, for a net amount of approximately $90 million. Accordingly, in the table above, this instrument is reported as maturing in 2018 instead of its original maturity date.

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of October 29, 2018. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

	Short-Term Debt		Senior Long-Term Debt
	Moody’s	S&P	Moody’s(a)	S&P(b)	Fitch(c)
American International Group, Inc.	P-2 (2nd of 3)	A-2 (2nd of 8)	Baa 1 (4th of 9)	BBB+ (4th of 9)	BBB+ (4th of 9)
	Stable Outlook		Stable Outlook	Negative Outlook	Negative Outlook
AIG Financial Products Corp.(d)	P-2	A-2	Baa 1	BBB+	-
	Stable Outlook		Stable Outlook	Negative Outlook

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

AIG | Third Quarter 2018 Form 10-Q          173

ITEM 2 |  Liquidity and Capital Resources

We are party to some agreements that contain “ratings triggers.” Depending on the ratings maintained by one or more rating agencies, these triggers could result in (i) the termination or limitation of credit availability or a requirement for accelerated repayment, (ii) the termination of business contracts or (iii) a requirement to post collateral for the benefit of counterparties.

In the event of a downgrade of AIG’s long-term senior debt ratings, AIGFP and certain other AIG entities would be required to post additional collateral under some derivative and other transactions, or certain of the counterparties of AIGFP or of such other AIG entities would be permitted to terminate such transactions early.

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

FINANCIAL STRENGTH Ratings

Financial Strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy.  The following table presents the ratings of our significant insurance subsidiaries as of October 29, 2018.

	A.M. Best	S&P	Fitch	Moody’s
National Union Fire Insurance Company of Pittsburgh, Pa.	A	A+	A	A2
Lexington Insurance Company	A	A+	A	A2
American Home Assurance Company (US)	A	A+	A	A2
American General Life Insurance Company	A	A+	A+	A2
The Variable Annuity Life Insurance Company	A	A+	A+	A2
United States Life Insurance Company in the City of New York	A	A+	A+	A2
AIG Europe Limited	A	A+	A	A2
AIG General Insurance Co. Ltd.	NR	A+	NR	NR
Validus Reinsurance, Ltd.	A	A	A	A2

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

Dividends and Repurchases of AIG Common Stock

On February 8, 2018, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2018 to shareholders of record on March 15, 2018. On May 2, 2018, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 28, 2018 to shareholders of record on June 14, 2018.  On August 2, 2018, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 28, 2018 to shareholders of record on September 17, 2018. On October 31, 2018, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on December 26, 2018 to shareholders of record on December 12, 2018. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors approved an additional increase of $2.5 billion to the share repurchase authorization.  As of October 31, 2018, approximately $1.3 billion remained under the authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share

174          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

During the nine-month period ended September 30, 2018, we repurchased approximately 18.5 million shares of AIG Common Stock for an aggregate purchase price of approximately $994 million pursuant to this authorization.

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

For further information on our credit concentrations and credit exposures see Investments – Available-for-Sale Investments.

AIG | Third Quarter 2018 Form 10-Q          175

ITEM 2 | Enterprise Risk Management

Our credit risk management framework incorporates the following elements:

Risk Identification	including the ongoing capture and monitoring of all existing, contingent, potential and emerging credit risk exposures, whether funded or unfunded
Risk Measurement	comprising risk ratings, default probabilities, loss given default and expected loss parameters, exposure calculations, stress testing and other risk analytics
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

We are engaged in a variety of insurance, investment and other financial services businesses that expose us to market risk, directly and indirectly. We are exposed to market risks primarily within our insurance and capital markets activities, on both the asset and liability side of our balance sheet through on- and off-balance sheet exposures. The Risk Officer within each business is responsible for creating a framework to properly identify these risks, then ensuring that they are appropriately measured, monitored and managed in accordance with the risk governance framework established by the Chief Market Risk Officer.

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

176          AIG | Third Quarter 2018 Form 10-Q

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

AIG | Third Quarter 2018 Form 10-Q          177

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

178          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Enterprise Risk Management

Market Risk Sensitivities

The following table provides estimates of our sensitivity to changes in yield curves, equity prices and foreign currency exchange rates on our financial instruments:

	Balance Sheet Exposure				Economic Effect
	September 30,		December 31,		September 30,		December 31,
(dollars in millions)	2018		2017		2018		2017
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$241,086		$248,195		$(14,175)		$(14,998)
Mortgage and other loans receivable(a)	31,987		28,799		(1,623)		(1,566)
Preferred stock	14		14		(1)		(1)
Derivatives:
Interest rate contracts	386		(29)		(1,117)		(1,343)
Equity contracts	335		501		41		36
Foreign exchange contracts	(160)		(416)		47		42
Credit contracts	(251)		(276)		-		-
Other contracts	12		17		-		-
Total interest rate sensitive assets	$273,409	(b)	$276,805	(b)	$(16,828)		$(17,830)
Interest rate sensitive liabilities:
Policyholder contract deposits:
Investment-type contracts(a)	$(119,493)		$(114,326)		$6,356	(c)	$7,363 (c)
Variable annuity and other embedded
derivatives	(3,377)		(4,148)		1,154		2,175
Long-term debt(a) (d)	(24,771)		(24,445)		1,892		1,803
Total interest rate sensitive liabilities	$(147,641)		$(142,919)		$9,402		$11,341
Sensitivity factor					20% decline in stock prices and alternative
					investments
Derivatives:
Equity contracts(e)	335		501		835	(f)	1,228 (f)
Equity and alternative investments
exposure:
Real estate investments	8,819		8,258		(1,764)		(1,652)
Private equity	5,040		5,540		(1,008)		(1,108)
Hedge funds	4,615		5,768		(923)		(1,153)
Common equity	928		1,215		(186)		(243)
PICC Investment	501		549		(100)		(110)
Other investments	635		761		(127)		(152)
Total derivatives, equity and alternative
investments exposure	$20,873		$22,592		$(3,273)		$(3,190)

Policyholder contract deposits:
Variable annuity and other
embedded derivatives(e)	$(3,377)		$(4,148)		$(651)		$(982)
Total liability exposure	$(3,377)		$(4,148)		$(651)		$(982)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Great Britain pound	$2,196		$2,026		$(220)		$(203)
Euro	1,154		1,349		(115)		(135)
Japanese yen	681		651		(68)		(65)
All other foreign currencies	2,426		2,533		(242)		(253)
Total foreign currency-denominated net
asset position(g)	$6,457		$6,559		$(645)		$(656)

AIG | Third Quarter 2018 Form 10-Q          179

ITEM 2 | Enterprise Risk Management

(a)  The economic effect is the difference between the estimated fair value and the effect of a 100 bps parallel increase in all yield curves on the estimated fair value. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Long-term debt were $31,405 million, $122,836 million and $24,780 million at September 30, 2018, respectively. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Long-term debt were $29,523 million, $122,196 million and $25,970 million at December 31, 2017, respectively.

(b)  At September 30, 2018, the analysis covered $273.4 billion of $287.0 billion interest-rate sensitive assets. Excluded were $9.9 billion of loans. In addition, $3.7 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2017, the analysis covered $276.8 billion of $289.6 billion interest-rate sensitive assets. Excluded were $8.2 billion of loans. In addition, $4.6 billion of assets across various asset categories were excluded due to modeling limitations.

(c)  Beginning in the third quarter of 2018, the economic effect presented for Policyholder contract deposits - investment-type contracts has been refined to better reflect the economic effect on the balance sheet and is calculated as the change to the estimated fair value from a 100 bps parallel increase in all yield curves on the estimated fair value. Historically, the calculation was the change between the carrying value and the estimated fair value from a 100 bps parallel increase in all yield curves on the estimated fair value.  Prior period presentation has been revised to conform to the current period approach.

(d)  At September 30, 2018, the analysis excluded $7.7 billion of long-term debt related to debt of consolidated investments, $643 million of AIGLH borrowings, $899 million of Validus borrowings, $230 million of borrowings from FHLB and $339 million of AIG Japan Holdings loans. At December 31, 2017, the analysis excluded $6.0 billion of long-term debt related to debt of consolidated investments, $642 million of AIGLH borrowings, $190 million of borrowings from the FHLB and $334 million of AIG Japan Holdings loans.

(e)  The balance sheet exposures for equity contracts and variable annuity and other embedded derivatives are also reflected under “Interest rate sensitive liabilities” above, and are not additive.

(f)  Beginning in the third quarter of 2018, the economic effect calculation presented for Derivatives - equity contracts is calculated using an internal risk calculation model. The prior period presentation of the economic effect was calculated as the effect of a 20 percent decline on the estimated fair value. Prior period presentation has been revised to conform to the current period approach.

(g)  The majority of the foreign currency exposure is reported on a one quarter lag.

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

Our foreign currency-denominated net asset position at September 30, 2018, remained relatively flat compared to December 31, 2017.

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

180          AIG | Third Quarter 2018 Form 10-Q

ITEM 2 | Enterprise Risk Management

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

AIG | Third Quarter 2018 Form 10-Q          181

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

For updated information on the impact of legislative and regulatory developments regarding a standard of care for the sale of investment products and services, see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Standard of Care Developments.

In addition to the information set forth in this Quarterly Report on Form 10-Q, our regulatory status is also discussed in Part I, Item 2. MD&A – Regulatory Environment in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 and in Part I, Item 1. Business – Regulation, Part I, Item 1A. Risk Factors – Regulation and Note 19 to the Consolidated Financial Statements in the 2017 Annual Report.

182          AIG | Third Quarter 2018 Form 10-Q

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

AIG | Third Quarter 2018 Form 10-Q          183

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

Natural catastrophe and man-made losses  are generally weather or seismic events having a net impact on AIG in excess of $10 million each and also include certain man-made events, such as terrorism and civil disorders that exceed the $10 million threshold.

Net premiums written represent the sales of an insurer, adjusted for reinsurance premiums assumed and ceded, during a given period. Net premiums earned are the revenue of an insurer for covering risk during a given period. Net premiums written are a measure of performance for a sales period, while Net premiums earned are a measure of performance for a coverage period.

184          AIG | Third Quarter 2018 Form 10-Q

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

Reinstatement premiums Additional premiums payable to reinsurers or receivable from insurers to restore coverage limits that have been reduced or exhausted as a result of reinsured losses under certain excess of loss reinsurance treaties.

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

VOBA  Value of Business Acquired  Present value of projected future gross profits from in-force policies of acquired businesses.

AIG | Third Quarter 2018 Form 10-Q          185

Acronyms

Acronyms

A&H Accident and Health Insurance	GMWB Guaranteed Minimum Withdrawal Benefits
ABS Asset-Backed Securities	ISDA International Swaps and Derivatives Association, Inc.
CDO Collateralized Debt Obligations	Moody's Moody's Investors’ Service Inc.
CDS Credit Default Swap	NAIC National Association of Insurance Commissioners
CMA Capital Maintenance Agreement	NM Not Meaningful
CMBS Commercial Mortgage-Backed Securities	OTC Over-the-Counter
EGPs Estimated gross profits	OTTI Other-Than-Temporary Impairment
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting principles generally accepted in the United States of America	SEC Securities and Exchange Commission
GMDB Guaranteed Minimum Death Benefits	URR Unearned revenue reserve
VIE Variable Interest Entity

186          AIG | Third Quarter 2018 Form 10-Q

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4 | Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation, which excluded the impact of the acquisition of Validus Holdings, Ltd. (Validus) as discussed below, was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that AIG’s disclosure controls and procedures were effective as of September 30, 2018.

Validus represented approximately 7 percent and 2 percent of consolidated revenues for the three -and nine-month periods ended September 30, 2018, respectively. We currently exclude, and are in the process of integrating, Validus in our evaluation of internal controls over financial reporting and related disclosure controls and procedures.

Other than integrating Validus, there has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

AIG | Third Quarter 2018 Form 10-Q          187

Part II – Other Information

ITEM 1 | Legal Proceedings

For a discussion of legal proceedings see Note 11 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A | Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 and in Part I, Item 1A. Risk Factors in our 2017 Annual Report.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the information with respect to purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock and warrants to purchase AIG Common Stock during the three months ended September 30, 2018:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
July 1 – 31	2,770,400	$53.63	2,770,400	$1,462
August 1 – 31	2,396,492	52.53	2,396,492	1,336
September 1 – 30(a)	1,407,715	52.77	1,407,715	1,262	(b)
Total(c)	6,574,607	$53.05	6,574,607	$1,262

(a)  During this period, we also repurchased 99.800 warrants to purchase shares of AIG Common Stock, at an average purchase price per warrant of $14.96, for an aggregate purchase price of $2 million.

(b)  Reflects the purchase of 99,800 warrants to purchase shares of AIG Common Stock, which reduced the dollar value of the remaining repurchase authorization.

(c)  On May 3, 2017, our Board of Directors authorized an additional increase of $2.5 billion to the share repurchase authorization.  As of October 31, 2018, approximately $1.3 billion remained under the authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

During the three-month period ended September 30, 2018, we repurchased approximately 6.6 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $348 million. We also repurchased 99,800 warrants to purchase shares of AIG Common Stock during the three-month period ended September 30, 2018 for an aggregate purchase price of $2 million.

ITEM 4 | Mine Safety Disclosures

Not applicable.

188          AIG | Third Quarter 2018 Form 10-Q

ITEM 5 | Other Information

Disclosure of Certain Activities Under Section 13(r) of the Securities Exchange Act of 1934

Section 13(r) of the Securities Exchange Act of 1934, as amended, requires an issuer to disclose in its annual or quarterly reports whether it or an affiliate knowingly engaged in certain activities described in that section, including certain activities related to Iran during the period covered by the report.

On January 16, 2016, as part of the United States’ entry into the Joint Comprehensive Plan of Action (JCPOA) with Iran, the Office of Foreign Assets Control of the U.S. Department of the Treasury issued General License H which authorized the non-U.S. subsidiaries of U.S. parent companies to engage in certain activities with or involving Iran, subject to certain conditions.

As previously disclosed by Validus, certain of Validus’ non-U.S. subsidiaries provide global marine hull, war, cargo and liability policies that provide coverage for vessels navigating into and out of ports worldwide, and certain policyholders under these lines of business ship cargo to and from Iran, including transporting crude oil from Iran to another country and transporting refined petroleum products to Iran. Additionally, certain of Validus’ other non-U.S. subsidiaries write policies that provide excess of loss reinsurance coverage for various risks worldwide, and certain cedants under such reinsurance policies provide aviation spare parts coverage or marine and hull, war and related coverage for certain risks involving Iran.

As part of the U.S. withdrawal from the JCPOA, OFAC revoked General License H on June 27,  2018, replacing it with a new license authorizing the wind down of activities involving Iran prior to November 4, 2018.  In accordance with U.S. sanctions, AIG is currently winding down all activities previously undertaken by Validus and AIG entities pursuant to General License H.  AIG is unable to attribute gross revenues and net profits from policies involving Iran during the pendency of General License H, but such revenues/profits are de minimis.

AIG | Third Quarter 2018 Form 10-Q          189

ITEM 6 | Exhibits

Exhibit Index

Exhibit Number	Description	Location
4	(1) Certificate of Designations of 5.875% Non-Cumulative Preference Shares, Series A	Incorporated by reference to Exhibit 4.1 to Validus’ Current Report on Form 8-K filed with the SEC on June 13, 2016 (File No. 1-33606).
	(2) Form of share certificate evidencing 5.875% Non-Cumulative Preference Shares, Series A	Incorporated by reference to Exhibit 4.2 to Validus’ Current Report on Form 8-K filed with the SEC on June 13, 2016 (File No. 1-33606).
	(3) Form of depositary receipt for the 5.875% Non-Cumulative Preference Shares, Series A	Incorporated by reference to Exhibit 4.4 to Validus’ Current Report on Form 8-K filed with the SEC on June 13, 2016 (File No. 1-33606).
	(4) Certificate of Designations of 5.800% Non-Cumulative Preference Shares, Series B	Incorporated by reference to Exhibit 4.1 to Validus’ Current Report on Form 8-K filed with the SEC on June 20, 2017 (File No. 1-33606).
	(5) Form of share certificate evidencing 5.800% Non-Cumulative Preference Shares, Series B	Incorporated by reference to Exhibit 4.2 to Validus’ Current Report on Form 8-K filed with the SEC on June 20, 2017 (File No. 1-33606).
	(6) Form of depositary receipt for the 5.800% Non-Cumulative Preference Shares, Series B	Incorporated by reference to Exhibit 4.4 to Validus’ Current Report on Form 8-K filed with the SEC on June 20, 2017 (File No. 1-33606).
	(7) Guarantee, dated July 26, 2018, by AIG, relating to the Preference Shares	Incorporated by reference to Exhibit 4.2 to Validus’ Current Report on Form 8-K filed with the SEC on July 26, 2018 (File No. 1-33606).
	(8) Indenture, dated January 26, 2010, between Validus and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to Validus’ Current Report on Form 8-K filed with the SEC on January 26, 2010 (File No. 1-33606).
	(9) First Supplemental Indenture, dated January 26, 2010, between Validus and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.2 to Validus’ Current Report on Form 8-K filed with the SEC on January 26, 2010 (File No. 1-33606).
(10) Form of 8.875% Senior Note due 2040 (included in Exhibit 4.9)
	(11) Second Supplemental Indenture, dated July 26, 2018, between Validus and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to Validus’ Current Report on Form 8-K filed with the SEC on July 26, 2018 (File No. 1-33606).
	(12) Guarantee, dated July 26, 2018, by AIG, relating to the Notes	Incorporated by reference to Exhibit 4.3 to Validus’ Current Report on Form 8-K filed with the SEC on July 26, 2018 (File No. 1-33606).
10	(1) AIG Long Term Incentive Plan (as amended and restated)*	Filed herewith.
11	Statement re: Computation of Per Share Earnings	Included in Note 13 to the Condensed Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Equity for the nine months ended  September 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended  September 30, 2018 and 2017 and (vi) the Notes to the Condensed Consolidated Financial Statements

Filed herewith.

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

190          AIG | Third Quarter 2018 Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ SIDDHARTHA SANKARAN
Siddhartha Sankaran
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

/S/ JONATHAN WISMER
Jonathan Wismer
Senior Vice President
Deputy Chief Financial Officer and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: November 2, 2018

AIG | Third Quarter 2018 Form 10-Q          191