Form 10-K
period 2018-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2019-02-15
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018	Commission file number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	13-2592361 (I.R.S. Employer Identification No.)
175 Water Street, New York, New York (Address of principal executive offices)	10038 (Zip Code)

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

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant’s most recently completed second fiscal quarter) was approximately $47,252,000,000.

As of February 6, 2019, there were outstanding 869,486,334 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders	Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14

AMERICAN INTERNATIONAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

Form 10-K

Part I

ITEM 1 | Business

American International Group, Inc. (AIG)

is a leading global insurance organization. Building on 100 years of experience, today we provide a wide range of property casualty insurance, life insurance, retirement products, and other financial services to customers in more than 80 countries and jurisdictions. These diverse offerings include products and services that help businesses and individuals protect their assets, manage risks and provide for retirement security. AIG common stock is listed on the New York Stock Exchange.

Throughout 2018 we executed on our strategy to deliver long-term, profitable growth by improving underwriting capabilities, mitigating risk and volatility by repositioning reinsurance structures and risk limits, adding world-class talent and utilizing capital opportunistically to re-invest in the business. Looking ahead, we continue to take decisive actions to enhance AIG’s positioning for the future.

In this Annual Report, unless otherwise mentioned or unless the context indicates otherwise, we use the terms “AIG,” the “Company,” “we,” “us” and “our” to refer to American International Group, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “AIG Parent” to refer solely to American International Group, Inc., and not to any of its consolidated subsidiaries.

AIG | 2018 Form 10-K                          3

ITEM 1 | Business | AIG

Maximizing Industry Leadership and Global Footprint

About AIG

World Class Insurance Franchises that are among the leaders in their categories, providing differentiated service and expertise.	Balance Sheet Quality and Strength as demonstrated by over $56 billion in shareholders’ equity and AIG Parent liquidity sources of $8.3 billion as of December 31, 2018.	Effective Capital Management of one of the largest insurance companies in the world by shareholders’ equity(a).

Breadth of Customers which include over 87 percent of companies in the Fortune Global 500(b) and 81 percent of the Forbes 2000(b).	A Diverse Mix of Businesses supported through a presence in most international markets.

(a) At September 30, 2018, the latest date for which information was available for certain foreign insurance companies.

(b) At November 1, 2018.

Creating Value Through Profitable Growth
2019 Priorities
• Balance and Diversification of Products – Shifting our business mix to grow the best-performing lines of business and optimizing our global footprint	• Technology – Improving operations that help employees evaluate business and serve customers while strengthening essential corporate system security and efficiency

• Leadership, Culture and Talent – Continuing to structure and cultivate teams to deliver world-class performance	• Capital and Growth – Managing capital efficiently and making selective investments in complementary growth opportunities that advance profitability improvement efforts

• Underwriting Excellence – Using newly implemented framework and guidelines – while further integrating underwriting, claims and actuarial – to enhance the portfolio	• Reinsurance Optimization – Partnering strategically with reinsurers on portfolio positioning and programs designed to reduce exposures and severity from individual risk losses

2018 Highlights

Underwriting Approach

Addressed volatility and severity by reducing gross and net limits in property and casualty, and by repositioning reinsurance structures

Provided underwriters across the globe with a supportive underwriting framework, and reissued underwriting authorities aligned with revised risk appetite

Leadership Changes Recruited some of the industry’s leading talent for senior roles. Appointed 3 members of the AIG Executive Leadership Team and more than 12 General Insurance senior leaders in 2018

Growth & Balance

Complemented product and service offerings with strategic acquisitions including:

•        Validus: reinsurance platform, insurance-linked securities, Lloyd’s syndicate, excess & surplus specialty, crop risk

•        Glatfelter Insurance: specialty programs

•        Ellipse: group life, critical illness and income protection

4                             AIG | 2018 Form 10-K

ITEM 1 | Business | AIG

AIG’S OPERATING STRUCTURE

Our Core businesses include General Insurance, Life and Retirement and Other Operations. General Insurance consists of two operating segments – North America and International. Life and Retirement consists of four operating segments – Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. Blackboard U.S. Holdings, Inc. (Blackboard), AIG’s technology-driven subsidiary, is reported within Other Operations. We also report a Legacy Portfolio consisting of our run-off insurance lines and legacy investments that we consider non-core. Effective February 2018, our Bermuda-domiciled composite reinsurer, Fortitude Reinsurance Company Ltd (Fortitude Re.) is included in our Legacy Portfolio.

Consistent with how we manage our business, our General Insurance North America operating segment primarily includes insurance businesses in the United States, Canada and Bermuda. Our General Insurance International operating segment includes insurance businesses in Japan, the United Kingdom, Europe, the Asia Pacific region, Latin America, Puerto Rico, Australia, the Middle East and Africa. General Insurance results are presented before consideration of internal reinsurance agreements.

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

General Insurance includes the following major operating companies: National Union Fire Insurance Company of Pittsburgh, Pa. (National Union); American Home Assurance Company (American Home); Lexington Insurance Company (Lexington); AIG General Insurance Company, Ltd. (AIG Sonpo);  AIG Asia Pacific Insurance, Pte, Ltd.; AIG Europe S.A.; American International Group UK Ltd.;  Validus Reinsurance, Ltd.; Talbot Holdings Ltd.; Western World Insurance Group, Inc. and Glatfelter Insurance Group.

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

Legacy Portfolio

Legacy Portfolio includes Legacy Life and Retirement Run-Off Lines, Legacy General Insurance Run-Off Lines, and Legacy Investments. Effective February 2018, Fortitude Re, our Bermuda-domiciled composite reinsurer, is included in our Legacy Portfolio.

AIG | 2018 Form 10-K                          5

ITEM 1 | Business | AIG

Diversified Mix of Businesses

(dollars in millions)

*    Our Total revenues were $47.4 billion in 2018. The graph above represents Adjusted revenues excluding revenues from our Legacy Portfolio operations of $3.0 billion. For reconciliation of Adjusted revenues to Total revenues see Note 3 to the Consolidated Financial Statements.

Geographic Concentration

In 2018, 5.7 percent of our property casualty direct premiums were written in the state of California, and 16.4 percent and 7.1 percent were written in Japan and the United Kingdom, respectively. No other state or foreign jurisdiction accounted for more than five percent of our property casualty direct premiums.

For further information on our business segments see Note 3 to the Consolidated Financial Statements.

6                             AIG | 2018 Form 10-K

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

The practice for managing the investments of the insurance companies places primary emphasis in corporate bonds, government or government-related bonds and mortgage backed securities and loans. Our fundamental strategy across all of our investment portfolios is to optimize the duration characteristics of the assets within a target range based on comparable liability characteristics, to the extent practicable.

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

Our Employees

At AIG, we believe that a major strength of ours is the quality and dedication of our people. At December 31, 2018 and 2017, we had approximately 49,600 and 49,800 employees, respectively. We believe that our relations with our employees are satisfactory.

AIG | 2018 Form 10-K                          7

ITEM 1 | Business

Regulation

OVERVIEW

Our operations around the world are subject to regulation by many different types of regulatory authorities, including insurance, securities, derivatives, investment advisory and thrift regulators in the United States and abroad. The insurance and financial services industries generally have been subject to heightened regulatory scrutiny and supervision since the financial crisis.

Our insurance and reinsurance subsidiaries are subject to regulation and supervision by the states and other jurisdictions in which they do business. We expect that the domestic and international regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future.

U.S. REGULATION

Dodd-Frank

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which brought about the most extensive changes to financial regulation in the United States in many years, was signed into law. On July 8, 2013, the Financial Stability Oversight Council (Council) made a determination that material financial distress at AIG could pose a threat to U.S. financial stability. On September 29, 2017, the Council rescinded its determination that material financial distress at AIG could pose a threat to U.S. financial stability and as a result, AIG is no longer designated as a nonbank systemically important financial institution (nonbank SIFI). With the rescission of its designation as a nonbank SIFI, AIG is no longer subject to the consolidated supervision of the Board of Governors of the Federal Reserve System (FRB) or subject to the enhanced prudential standards set forth in Dodd-Frank and its implementing regulations. Although the Council has rescinded its designation of AIG as a nonbank SIFI, certain provisions of Dodd-Frank remain relevant to insurance groups generally.

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

•      Title V of Dodd-Frank authorizes the United States to enter into covered agreements with foreign governments or regulatory entities regarding the business of insurance and reinsurance. On September 22, 2017, the U.S. and the European Union (EU) entered into such an agreement, and on December 18, 2018, the U.S. signed a covered agreement with the United Kingdom (UK)

8                             AIG | 2018 Form 10-K

ITEM 1 | Business

in anticipation of the UK’s withdrawal of its membership in the EU, commonly referred to as Brexit. For additional information, see — International Regulation.

•      Dodd-Frank established the Bureau of Consumer Financial Protection (BCFP), an independent agency within the FRB, to regulate certain non-insurance consumer financial products and services offered primarily for personal, family or household purposes. Insurance products and services are not within the BCFP's general jurisdiction. Broker-dealers and investment advisers are not subject to the BCFP's jurisdiction when acting in their registered capacity.

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

On February 3, 2017, the President of the United States signed an Executive Order that directed the Secretary of the Treasury, in consultation with federal financial regulators, to assess all laws, rules and policies that regulate the U.S. financial system, including requirements put into place under Dodd-Frank since 2010, and to recommend necessary changes to make sure they conform to certain core principles.  Treasury divided its review into four parts and published four reports: Banks and Credit Unions (June 12, 2017), Capital Markets (October 6, 2017), Asset Management and Insurance (October 26, 2017) and Nonbank Financials, Fintech and Innovation (July 31, 2018). In its report on insurance regulation, Treasury identified several areas for improvement at the federal and state levels and defined the role it intends for federal agencies.  Among the points made in the report:

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

•      Treasury expressed support for robust liquidity risk management programs for insurers and encouraged regulators to continue work on addressing potential liquidity risk in the insurance sector; and

•      Treasury supported the Department of Labor (the DOL) in delaying full implementation of the final fiduciary rule issued by the DOL in April 2016 (the DOL Fiduciary Rule) until relevant issues are further evaluated and addressed by the DOL, SEC, and state insurance regulators working together. The DOL Fiduciary Rule was subsequently vacated by the U.S. Court of Appeals for the Fifth Circuit. For additional information regarding legislative and regulatory developments surrounding a standard of care for the sale of investment products and services, see – U.S. Regulation – ERISA and Standard of Care Developments below and Item 7. MD&A – Executive Summary – AIG’s Outlook – Industry and Economic Factors – Standard of Care Developments.

In addition, on April 21, 2017 the President of the United States directed the Secretary of the Treasury to evaluate and provide recommendations regarding the Council’s processes for designating nonbank SIFIs. The Treasury published a report pursuant to this directive on November 17, 2017, recommending that the Council prioritize an activities-based approach to regulating systemic risk rather than designating individual entities, and recommending that the Council increase the analytical rigor of its designation analyses, enhance engagement with relevant regulators and transparency to the public, and provide a clear off-ramp to designated nonbank SIFIs. The Council has begun discussions regarding potential amendments to its guidance on nonbank financial company designations related to an activities-based approach to monitoring and addressing potential systemic risk. We will monitor developments resulting from these recommendations and discussions closely.

Insurance Regulation

Certain states and other jurisdictions require registration and periodic reporting by (re)insurance companies that are licensed in such jurisdictions and are controlled by other entities. Applicable legislation typically requires periodic disclosure concerning the entity that controls the registered insurer and the other companies in the holding company system and prior approval of intercompany transactions and transfers of assets, including in some instances payment of dividends by the (re)insurance subsidiary, within the holding company system. This legislation also requires any person or entity desiring to purchase more than a specified percentage (commonly 10 percent) of our outstanding voting securities to obtain regulatory approval prior to such purchase. Our subsidiaries are registered under such legislation in those jurisdictions that have such requirements.

Our U.S. (re)insurance subsidiaries are subject to regulation and supervision by the states and other jurisdictions in which they do business. The method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory

AIG | 2018 Form 10-K                          9

ITEM 1 | Business

powers to a state insurance official. The regulation and supervision relate primarily to the financial condition of the insurers and their corporate conduct and market conduct activities. This includes approval of policy forms and rates, the standards of solvency that must be met and maintained, including with respect to risk-based capital, the standards on transactions between (re)insurance company subsidiaries and their affiliates, including restrictions and limitations on the amount of dividends or other distributions payable by (re)insurance company subsidiaries to their parent companies, the licensing of insurers and their agents, restrictions on the size of risks that may be insured under a single policy, deposits of securities for the benefit of policyholders, requirements for acceptability of reinsurers, periodic examinations of the affairs of (re)insurance companies, the form and content of reports of financial condition required to be filed, reserves for unearned premiums, losses and other purposes and enterprise risk management and corporate governance requirements. Our (re)insurance subsidiaries are also subject to requirements on investments, which prescribe the kind, quality and concentration of investments they can make. In general, such regulation is for the protection of policyholders rather than the creditors or equity owners of these companies.

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

In the U.S., the NAIC is a standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S. territories. The NAIC itself is not a regulator, but, with assistance from the NAIC, state insurance regulators establish standards and best practices, conduct peer review and coordinate regulatory oversight. Every state has adopted, in substantial part, the Risk-Based Capital (RBC) Model Law promulgated by the NAIC or a substantially similar law, which allows states to act upon the results of RBC calculations, and provides four incremental levels of regulatory action regarding insurers whose RBC calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business and computes a risk-adjusted surplus level by applying discrete factors to various asset, premium, reserve and other financial statement items. These factors are developed to be risk-sensitive so that higher factors are applied to items exposed to greater risk. The statutory surplus of each of our U.S. based (re)insurance companies exceeded RBC minimum required levels as of December 31, 2018.

If any of our (re)insurance entities fell below prescribed levels of statutory surplus, it would be our intention to provide appropriate capital or other types of support to that entity. For additional information, see Item 7. MD&A – Liquidity and Capital Resources – Liquidity and Capital Resources of AIG Parent and Subsidiaries – Insurance Companies.

The NAIC’s Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees (ULSGs). NAIC Actuarial Guideline 38 (Guideline AXXX) clarifies the application of Regulation XXX as to these guarantees, including certain ULSGs. See Item 1A. Risk Factors and Note 18 to the Consolidated Financial Statements for risks and additional information related to these statutory reserving requirements. In December 2012, the NAIC approved a new valuation manual containing a principle-based approach to life insurance company reserves. Principle-based reserving (PBR) is designed to tailor the reserving process to specific products in an effort to create a principle-based modeling approach to reserving rather than the factor-based approach historically employed. PBR became effective on January 1, 2017, after the NAIC’s model Standard Valuation Law was enacted by the requisite number of states representing the required premium volume, replacing Regulation XXX and Guideline AXXX with respect to new life insurance business issued after that date. Two of our domiciliary states (Missouri and Texas) have adopted the regulations necessary to implement PBR. On December 10, 2018, a third domiciliary state (New York) adopted an emergency regulation to begin the implementation of PBR for regulated life insurers. We have up to three years after January 1, 2017 to implement PBR, and have currently elected to defer implementation.

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

10                             AIG | 2018 Form 10-K

ITEM 1 | Business

ERISA and Standard of Care Developments

We provide products and services that are subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA), or the Internal Revenue Code of 1986, as amended (the Internal Revenue Code).  Plans subject to ERISA include certain pension and profit sharing plans and welfare plans, including health, life and disability plans.  As a result, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions.

Certain of our retirement products and services were also subject to the DOL Fiduciary Rule before the final rule was formally vacated by the U.S. Court of Appeals for the Fifth Circuit (the Fifth Circuit) on March 15, 2018 with the Fifth Circuit ruling that the DOL exceeded its authority in promulgating the DOL Fiduciary Rule, specifically in its broadening of the scope of fiduciary “investment advice” under ERISA and in the terms of the best interest contract exemption. As the Fifth Circuit’s final judgment was not further appealed, the ruling has the effect of invalidating the DOL Fiduciary Rule in its entirety. While the DOL has indicated that it plans to issue in September 2019 a revised final fiduciary rule package to replace the DOL Fiduciary Rule vacated by the Fifth Circuit, we cannot predict at this time the scope or substance of the new regulation that may be ultimately promulgated by the DOL or the impact such regulation may have on our businesses and operations.

In addition to the DOL, the SEC, federal and state lawmakers and state insurance regulators continue their efforts to evaluate what is an appropriate regulatory framework around a standard of care for the sale of investment products and services. On April 18, 2018, the SEC proposed a package of proposed rules and interpretations designed to address standard of care issues and the transparency of retail investors’ relationships with investment advisors and broker-dealers. On July 18, 2018, the New York State Department of Financial Services (NYDFS) adopted a best interest standard of care regulation applicable to annuity and life transactions through issuance of the First Amendment to Insurance Regulation 187 – Suitability and Best Interests in Life Insurance and Annuity Transactions (Regulation 187).

For additional information regarding these developments, see Item 7. MD&A – Executive Summary – AIG’s Outlook – Industry and Economic Factors –Standard of Care Developments.

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

The subsidiaries that manage the operations of our investment products and services are registered as investment advisers with the SEC under the Investment Advisers Act of 1940 (the Investment Advisers Act) and are required to supervise the activities of their personnel. Our affiliates that offer interests in insurance company separate accounts, mutual funds and other pooled investment products, and that provide other financial services to customers, are registered as broker-dealers and/or investment advisors with the SEC under the Exchange Act or the Investment Advisors Act, with certain states, and/or are also members of FINRA, as applicable. Our broker-dealer subsidiaries and their personnel are subject to examination by the SEC, FINRA, and the states for compliance with law, and certain personnel of these broker-dealers are also required to pass qualification examinations. The investment products that are offered by our affiliates may be registered under the Securities Act, which regulates disclosure regarding the products, and/or the Investment Company of 1940, which imposes substantive regulation on the structure and governance of the products, as well as being subject to insurance regulation in the case of separate accounts. Some products may also be qualified for sale in various states, the District of Columbia and Puerto Rico.

Our subsidiary, AlphaCat Managers Ltd., is a licensed insurance manager and is registered as an investment adviser with the SEC under the Investment Advisers Act. AlphaCat Managers Ltd. is also registered as a “commodity pool operator” with the CFTC and is a member of the National Futures Association.

For additional information regarding legislative and regulatory developments surrounding a standard of care for the sale of investment products and services, see Item 7. MD&A – Executive Summary – AIG’s Outlook – Industry and Economic Factors – Standard of Care Developments.

Privacy, Data Protection and Cybersecurity

We are subject to U.S. laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal and other sensitive information and provide notice of their practices relating to the collection and disclosure of personal information. We also are subject to laws and regulations requiring notification to affected individuals and regulators of security breaches.

AIG | 2018 Form 10-K                          11

ITEM 1 | Business

In October 2017, the NAIC adopted the Insurance Data Security Model Law (NAIC Model Law), which would require insurers, insurance producers and other entities required to be licensed under state insurance laws to develop and maintain a written information security program, conduct risk assessments, oversee the data security practices of third-party service providers and other related requirements. Legislation based on the NAIC Model Law has been enacted in South Carolina, Ohio and Michigan, and may be enacted in other states.

Effective March 1, 2017, the NYDFS promulgated a cybersecurity regulation requiring covered financial services institutions to implement a cybersecurity program designed to protect information systems. The regulation imposes specific technical safeguards as well as governance, risk assessment, monitoring and testing, third party service provider incident response and reporting and other requirements. The regulation sets forth transitional periods for compliance with different sections of the regulation through early 2019. AIG companies covered by the regulation periodically file certifications of compliance with the requirements in force at the time of each such filing. Requirements under the NYDFS’ cybersecurity regulation are similar to those under the NAIC Model Law, with some differences.

In 2018, California enacted the California Consumer Privacy Act of 2018 (CCPA), which will go into effect in 2020. The CCPA contains a number of new requirements regarding the personal information of California consumers as defined by the statute, including new individual rights and mandatory disclosures regarding consumers’ personal information. The statute also establishes a private right of action in some cases if consumers’ personal information is subject to a data breach as a result of a business’ failure to implement and maintain reasonable security practices.

For information on privacy, data protection and cybersecurity regulation in the EU and other international jurisdictions, see International Regulation – Privacy, Data Protection and Cybersecurity.

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

Certain jurisdictions require registration and periodic reporting by (re)insurance companies that are licensed in such jurisdictions and are controlled by other entities. Applicable legislation typically requires periodic disclosure concerning the entity that controls the registered insurer and the other companies in the holding company system and prior approval of intercompany transactions and transfers of assets, including in some instances payment of dividends by the (re)insurance subsidiary within the holding company system. Our subsidiaries are registered under such legislation in those jurisdictions that have such requirements.

In addition to these licensing and other requirements, our foreign operations are also regulated in various jurisdictions with respect to currency, policy language and terms, advertising, amount and type of security deposits, amount and type of reserves, amount and type of capital to be held, amount and type of local investment and the share of profits to be returned to policyholders on participating policies. Our foreign operations are subject to local tax laws and regulations as well. Some foreign countries regulate rates on various types of policies. Certain countries have established reinsurance institutions, wholly or partially owned by the local government, to which admitted insurers are obligated to cede a portion of their business on terms that may not always allow foreign insurers, including our subsidiaries, full compensation. In some countries, regulations governing constitution of technical reserves and remittance balances may hinder remittance of profits and repatriation of assets.

Legislation in the EU could also affect our international (re)insurance operations. The EU issues Directives and Regulations on a wide range of topics that impact financial services. Insurance companies operating in the EU are subject to the Solvency II framework. The Prudential Regulation Authority, the United Kingdom’s (UK’s) prudential regulator, is the lead prudential supervisor  for our new UK entity, AIG UK. The UK’s Financial Conduct Authority has oversight of AIG UK for consumer protection and competition matters. The Luxembourg insurance regulator, the Commissariat aux Assurances (the CAA) is the insurance regulator for AIG Europe SA, which serves our European Economic Area (EEA) and Swiss policyholders. For information on the UK’s pending withdrawal of its membership in the EU, see —Brexit. In addition, financial companies that operate in the EU are subject to a range of regulations enforced by the national regulators in each member state in which that firm operates. The EU has also established a set of regulatory requirements under the European Market Infrastructure Regulation (EMIR) that include, among other things, risk mitigation, risk

12                             AIG | 2018 Form 10-K

ITEM 1 | Business

management, regulatory reporting and clearing requirements. Solvency II governs the insurance industry’s solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards. In accordance with Solvency II, the European Commission is required to make a determination as to whether a supervisory regime outside of the EU is “equivalent.”

On September 22, 2017, the U.S. Treasury Department and the Office of the U.S. Trade Representative, on behalf of the U.S., and the EU signed the bilateral Covered Agreement, which is intended to address issues regarding the application of Solvency II requirements to U.S.-based insurance groups as well as other (re)insurance regulatory issues. Certain aspects of the agreement remain subject to an implementation timetable in the U.S. and the EU, which may delay or even prevent the agreement from being fully implemented. In particular, the U.S. states have been given a period of five years to comply with the agreement’s reinsurance collateral provisions. After 42 months, FIO must begin evaluating a potential preemption determination with respect to any state law not in compliance with the aim of assuring full compliance within the five-year timeframe. The agreement may be terminated (following mandatory consultation) by notice from one party to the other effective in 180 days, or at such time as the parties may agree.

Under the agreement, AIG will be supervised at the worldwide group level only by its relevant U.S. insurance supervisors, and will not have to satisfy EU Solvency II group capital, reporting and governance requirements for its worldwide group. The agreement, however, would permit the imposition of EU Solvency II group capital requirements if, after five years from the signing of the agreement, a U.S. insurer is not subject to a group capital assessment by its applicable state regulator. The NAIC is in the process of developing a group capital calculation that, once adopted by the states, is expected to satisfy this condition. The agreement further provides that if the summary risk reports submitted to the supervisory authority of a host jurisdiction expose any serious threat to policyholder protection or financial stability in such host state, the host supervisor may request further information from the insurance group and/or impose preventive or corrective measures with respect to the (re)insurer in its jurisdiction. The agreement also seeks to impose equal treatment of U.S. and EU-based reinsurers that meet certain qualifications. In the U.S., once fully implemented, the agreement requires U.S. states to lift reinsurance collateral requirements on qualifying EU-based reinsurers and provide them equal treatment with U.S. reinsurers or be subject to federal preemption. While this provision does not preclude AIG from continuing to request collateral from an EU reinsurer that is party to a bilateral reinsurance transaction, it is unclear how much collateral AIG will be able to obtain from EU reinsurers going forward.

On December 18, 2018, the U.S. Treasury Department and the Office of the U.S. Trade Representative signed the Bilateral Agreement between the U.S. and the UK on Prudential Measures Regarding Insurance and Reinsurance (the U.S.-UK Covered Agreement). The terms of the agreement are substantially similar to the U.S.-EU Covered Agreement. The agreement has been entered into in order to maintain regulatory certainty and market continuity as the UK prepares to leave the EU. The agreement is still subject to U.S. and UK internal requirements and procedures, including a 90 day Congressional notification period in the U.S. In addition, the agreement notes with respect to the date of entry into force that the UK must take into account its obligations arising in respect of any agreement between the EU and the UK pursuant to Article 50 of the Treaty on European Union, which sets out the process under which an EU member state may withdraw from the EU.

The Bermuda Monetary Authority (the BMA) regulates AIG’s operating (re)insurance subsidiaries in Bermuda. The Insurance Act 1978 and its related regulations (as amended, the Insurance Act), as enforced by the BMA, impose a variety of requirements and restrictions on our Bermuda operating (re)insurance subsidiaries including: the filing of annual statutory financial returns; the filing of annual GAAP financial statements; compliance with minimum enhanced capital requirements; compliance with the BMA’s Insurance Code of Conduct; compliance with minimum solvency margins and liquidity ratios; limitations on dividends and distributions; preparation of an annual Financial Condition Report providing details of measures governing the business operations, corporate governance framework, solvency and financial performance; and restrictions on certain changes in control of regulated (re)insurers.

Privacy, Data Protection and Cybersecurity

The EU General Data Protection Regulation (GDPR) took effect in May 2018. The GDPR aims to introduce consistent data protection rules across the EU, and its scope extends to entities established within the EEA (i.e., EU member states plus Iceland, Liechtenstein and Norway) and also extends to certain entities not established in the EEA (in certain instances, if they process personal data of or offer goods or services to EEA data subjects, or monitor the behavior of EEA data subjects (e.g., in an online context)).

We are addressing the new requirements regarding the processing of personal data about individuals, including mandatory security breach reporting, new and strengthened individual rights, evidenced data controller accountability for compliance with the GDPR principles (including fairness and transparency), maintenance of data processing activity records and the implementation of “privacy by design”, including through the completion of mandatory Data Protection Impact Assessments in connection with higher risk data processing activities. Sanctions for non-compliance with the GDPR are more onerous than the previous regulatory regime with the potential for fines of up to 4 percent of global revenue for the most serious infringements.

We also are subject to other international laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal and other sensitive information and provide notice of their practices relating to the collection

AIG | 2018 Form 10-K                          13

ITEM 1 | Business

and disclosure of personal information, and to international laws and regulations requiring notification to affected individuals and regulators of security breaches. In addition, we must comply with laws and regulations regarding the cross-border transfer of information.

For additional information on U.S. privacy, data protection and cybersecurity regulation, see U.S. Regulation – Privacy, Data Protection and Cybersecurity.

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

The IAIS represents insurance regulators and supervisors of more than 200 jurisdictions (including regions and states) in nearly 140 countries and seeks to promote globally consistent insurance industry supervision. The IAIS itself is not a regulator, but one of its activities is to develop insurance regulatory standards for use by local authorities across the globe. The FSB has charged the IAIS with developing a framework for measuring systemic risks posed by insurance groups and has directed the IAIS to create standards relative to many of the areas of focus of the FSB, which go beyond the IAIS’ basic Insurance Core Principles. The IAIS is developing ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (IAIGs). ComFrame sets out qualitative and quantitative standards in order to assist supervisors in collectively addressing an IAIG’s activities and risks, identifying and avoiding regulatory gaps and coordinating supervisory activities. ComFrame is expected to include standards for group supervision, governance and internal controls, enterprise risk management, and recovery and resolution planning. Also in connection with ComFrame, the IAIS is in the process of developing a risk-based global insurance capital standard (ICS) applicable to IAIGs.  We currently meet the parameters set forth to define an IAIG. ComFrame standards are expected to be finalized in 2019. Following completion of field testing in 2019, the IAIS will put forward ICS version 2.0 for implementation in 2020. Implementation of ICS version 2.0 will consist of two phases: (1) a five year monitoring phase in which ICS version 2.0 will be used for confidential reporting to group-wide supervisors and discussion in supervisory colleges; and (2) an implementation phase whereby the ICS will be applied as a group-wide prescribed capital requirement at which point results will be used as the basis for supervisory action. Confidential reporting of ICS version 2.0 will include reporting by IAIGs of a standard formula based on market adjusted valuation and the option, at the discretion of the group-wide supervisor, of additional ICS reporting based on GAAP with adjustments and/or an internal model based-calculation. In recognition of U.S. Federal Reserve and NAIC plans to develop an “aggregation method” for group capital, the IAIS has agreed to aid in the development of - and collect data from jurisdictions that are party to - the aggregation method. Although the aggregation method will not be part of ICS version 2.0, the IAIS aims to be in a position at the end of the monitoring phase to determine whether the aggregated approach provides substantially the same outcome as the ICS, in which case it could be incorporated into the ICS as an outcome-equivalent approach.

In February 2017, the IAIS announced the adoption of a three-year systemic risk assessment and policy workplan due to be finalized by year-end 2019. This initiative is comprised of a new macroprudential activities-based approach (ABA) to regulating systemic risk which will be developed in conjunction with the IAIS’ previously announced work in finalizing ComFrame, including the ICS, as well as any improvements to the methodology for identifying global systemically important insurers (G-SIIs). Based on the IAIS’ G-SII assessment methodology, since July 2013 the FSB has published an annual list of G-SIIs, which has included us. However, on November 30, 2017 the FSB announced that it would not be proceeding with the publication of a G-SII list for 2017 in light of the IAIS’ development of the ABA and its implications for the assessment of systemic risk in insurance and, by extension, the identification of G-SIIs and related policy measures for G-SIIs. On November 14, 2018, the FSB announced that, in light of IAIS progress in developing a proposed holistic framework for the assessment and mitigation of potential systemic risk in the insurance sector, inclusive of the ABA as a key component of the framework, it has decided not to engage in an identification of G-SIIs in 2018. In its public consultation on the holistic framework, issued on November 14, 2018, the IAIS noted that, in its view, the implementation of the holistic framework would obviate the need for the FSB’s annual G-SII identification process. The FSB stated that it will (i) assess the IAIS’s recommendation to suspend G-SII identification from 2020, once the holistic framework is finalized in November 2019; and (ii) in November 2022, based on the initial years of implementation of the holistic framework, review the need to either discontinue or re-establish an annual identification of G-SIIs.

The standards issued by the FSB and/or the IAIS are not binding on the United States or other jurisdictions around the world unless and until the appropriate local governmental bodies or regulators adopt laws and regulations implementing such standards. At this

14                             AIG | 2018 Form 10-K

ITEM 1 | Business

time, it is not known how the IAIS’ frameworks and/or standards might be implemented in the United States and other jurisdictions around the world, or how they might apply to us.

Brexit

On June 23, 2016, the UK held a referendum in which a majority voted for the UK to withdraw its membership in the EU, commonly referred to as Brexit. The terms of withdrawal remain uncertain, with the draft withdrawal agreement having to date been rejected by the UK Parliament. There can be no assurance that a withdrawal agreement will be reached prior to Brexit.

AIG has significant operations and employees in the UK and other EU member states. Prior to December 1, 2018, our General Insurance business operated through AIG Europe Limited (AEL), a UK-incorporated insurer with branches across the EEA. These branches operated through the EU concept of Freedom of Establishment, which allows an insurer in any member state to establish branch operations in any other member state but with a single capital pool and a single prudential regulator (which in this case was the UK’s Prudential Regulation Authority as AEL was UK-authorized). In addition, the various establishments of AEL were able to sell insurance products across borders into other member states under the EU principle of Freedom of Services. In the event that the UK leaves the EU without a withdrawal agreement in place, or in the event that a withdrawal agreement does not preserve access to these EU freedoms for UK insurers, AEL would be severely constrained in its ability to utilize and benefit from such freedoms. UK government policy has not been to pursue continued UK membership of the EU single market and so even if the UK and EU are able to settle on a withdrawal agreement, it is unlikely that AEL’s structure would have remained efficient beyond any proposed temporary transitional period.

As a result, in order to adapt to and be prepared ahead of Brexit, on December 1, 2018, we completed a reorganization of our operations and legal entity structure in the UK and the EU through the establishment of a new European subsidiary in Luxembourg, AIG Europe S.A. (AESA), which has branches across the EEA and Switzerland, and a new UK subsidiary, American International Group UK Limited (AIG UK). Business written by AEL’s branches in the remaining EEA countries was transferred to AESA, along with business previously written on a Freedom of Services basis from AEL’s UK operations. The remaining business written by AEL’s UK operations was transferred to AIG UK and AEL was merged into AESA, allowing AIG to operate in both the EEA and UK on a standalone basis

This reorganization addresses the uncertainty for UK insurers generated by Brexit because it ensures that even in the event that no agreement is reached between the UK and EU in this sector, AIG will be able to continue to service and pay claims on existing policies, and write new and renewal business where the insured risk is located in the remaining EEA countries. AIG continues to monitor, adapt to and prepare for other risks relating to a “no deal” Brexit that could impact its business including, for example, the effect on the wider UK and EU economies and on investments, legislative changes, updates to policy wording that may become necessary and other specific areas such as the issuance of additional documentation to motorists it insures who travel cross border.

Derivatives

Regulation of and restrictions on derivatives markets and transactions have been proposed or adopted outside the United States. For instance, the EU has also established a set of new regulatory requirements for EU derivatives activities under EMIR. These requirements include, among other things, various risk mitigation, risk management, margin posting, regulatory reporting and, for certain categories of derivatives, clearing requirements. Aside from certain margin obligations, these requirements are now in force. There remains the possibility of increased administrative costs with respect to our EU derivatives activities and overlapping or inconsistent regulation depending on the ultimate application of cross-border regulatory requirements between and among U.S. and non-U.S. jurisdictions.

Markets in Financial Instruments Directive (MiFID) II

The Markets in Financial Instruments Directive (MiFID II) and Markets in Financial Instruments Regulation took effect in Europe on January 3, 2018. MiFID II and the related regulations are intended to create transparency in market trading by, for example, imposing trade and transaction reporting and other requirements. AIG Asset Management (Europe) Limited (AAMEL) has and continues to implement new policies, procedures and reporting protocols required to ensure compliance with this legislation and its related rules.

AIG | 2018 Form 10-K                          15

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

•      Quarterly Reports on Form 10-Q

•      Current Reports on Form 8-K

•      Proxy Statements on Schedule 14A, as well as other filings with the SEC

Also available on our corporate website:

•      Charters for Board Committees: Audit, Nominating and Corporate Governance, Compensation and Management Resources, Risk and Capital, and Technology Committees

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

16                             AIG | 2018 Form 10-K

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

MARKET CONDITIONS

Deterioration of economic conditions, geopolitical tensions or weakening in global capital markets may materially affect our businesses, results of operations, financial condition and liquidity.  Our businesses are highly dependent on global economic and market conditions. Weaknesses in economic conditions and the capital markets and market volatility have in the past led, and may in the future lead, to a poor operating environment, erosion of consumer and investor confidence, reduced business volumes, deteriorating liquidity and declines in asset valuations. Adverse economic conditions may result from global economic and political developments, including plateauing business activity and inflationary pressures in developed economies, uncertainty surrounding China’s ability to successfully maintain growth, the effects of Brexit (as defined below) on business investment, hiring, migration and labor supply and intensifying trade protectionism. These and other market, economic, and political factors could have a material adverse effect on our businesses, results of operations, financial condition and liquidity in many ways, including (i) lower levels of consumer and commercial business activities that could decrease revenues and profitability and decrease value in goodwill, deferred tax assets and other long-term assets, (ii) increases in credit spreads and defaults that could reduce investment asset valuations, increase credit losses across numerous asset classes, and increase statutory capital requirements and (iii) increased market volatility and uncertainty that could decrease liquidity and increase borrowing costs. Other ways in which we could be negatively affected by economic conditions include, but are not limited to: increases in policy surrenders and cancellations; write-offs of deferred policy acquisition costs; increases in liability for future policy benefits due to loss recognition on certain long-duration insurance and reinsurance contracts; and increases in expenses associated with third-party reinsurance, or decreased ability to obtain reinsurance at acceptable terms.

Sustained low interest rates, or rapidly increasing interest rates, may materially and adversely affect our profitability.  Although interest rates have been rising recently, particularly in the United States, rates remain low relative to historical levels. Sustained low interest rates can negatively affect the performance of our investment securities and reduce the level of investment income earned on our investment portfolios. If a low interest rate environment persists, we may experience lower investment income. Due to practical and capital markets limitations, we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities. Continued low interest rates could also impair our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued. Changes in interest rates may be correlated with inflation trends, which would impact our loss trends.

On the other hand, in periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. Therefore, we may have to accept a lower investment spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates. This may result in realized investment losses. An increase in interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio. This in turn could adversely affect our ability to realize our deferred tax assets.

Reserves and Exposures

Insurance and reinsurance liabilities are difficult to predict and may exceed the related reserves for losses and loss expenses. We regularly review the adequacy of the established loss reserves and conduct extensive analyses of our reserves during the year. Our loss reserves, however, may develop adversely and materially impact our businesses, results of operations, financial condition and liquidity.

AIG | 2018 Form 10-K                          17

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

While we use a number of analytical reserve development techniques to project future loss development, reserves have been and may be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. For example, in 2018, 2017 and 2016, we recorded pre-tax net charges of $1.4 billion, $1.6 billion and $5.8 billion, respectively, to strengthen our General Insurance loss reserves, reflecting adverse development in classes of business with long reporting tails, primarily in Casualty and Financial Lines. These changes in loss cost trends or loss development factors could be due to changes in actual versus expected claims and losses, difficulties in predicting changes, such as changes in inflation, unemployment duration, or other social or economic factors affecting claims, including judicial and legislative approaches. Any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time after we record the initial loss reserve estimates for any accident year or number of years.

For Life and Retirement, experience may develop adversely such that additional reserves must be established. Adverse experience could arise out of a severe short term event such as a pandemic, or due to misestimation of long-term assumptions such as mortality improvement and interest rate assumptions. While mortality experience is relatively stable due to the large amount of historical data available, assumptions in respect of other variables, such as policyholder behavior can be more difficult to estimate and may have a significant impact on reserves. Life and Retirement reserves and assumptions are reviewed regularly and loss recognition testing and cash flow testing is carried out annually.

For a further discussion of our loss reserves see Item 7. MD&A — Critical Accounting Estimates — Insurance Liabilities — Loss Reserves and Insurance Reserves — Loss Reserves and Note 13 to the Consolidated Financial Statements.

Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events. Events such as hurricanes, windstorms, flooding, earthquakes, wildfires, solar storms, war or other military action, acts of terrorism, explosions and fires, cyber-crimes, product defects, pandemic and other highly contagious diseases, mass torts and other catastrophes have adversely affected our business in the past and could do so in the future. For example, we had pre-tax catastrophe losses of $2.9 billion in 2018, which included losses from Hurricanes Florence and Michael, typhoons and earthquakes in Japan and mudslides and wildfires in California.

In addition, we recognize the scientific consensus that climate change is a reality of increasing concern, indicated by higher concentrations of greenhouse gases, a warming atmosphere and ocean, diminished snow and ice, and sea level rise. We understand that climate change potentially poses a serious financial threat to society as a whole, with implications for the insurance industry in areas such as catastrophe risk perception, pricing and modeling assumptions, particularly if the frequency and severity of natural catastrophic events continue to increase. Because there is significant variability associated with the impacts of climate change, we cannot predict how physical, legal, regulatory and social responses may impact our business.

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

•      declines in value and/or losses with respect to companies and other entities whose securities we hold and counterparties we transact business with and have credit exposure to, including reinsurers, and declines in the value of investments; and

•      significant disruptions to our physical infrastructure, systems and operations.

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

18                             AIG | 2018 Form 10-K

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

Reinsurance may not be available or affordable and may not be adequate to protect us against losses. Our subsidiaries are major purchasers of third-party reinsurance and we use reinsurance as part of our overall risk management strategy. Our reinsurance business also purchases retrocessional reinsurance, which allows a reinsurer to cede to another company all or part of the reinsurance obligations originally assumed by the reinsurer. While reinsurance does not discharge our subsidiaries from their obligation to pay claims for losses insured or reinsured under our policies, it does make the reinsurer liable to the subsidiaries for the reinsured portion of the risk. For this reason, reinsurance is an important tool to manage transaction and insurance line risk retention and to mitigate losses from catastrophes. Market conditions beyond our control may impact the availability and cost of reinsurance or retrocessional reinsurance and could have a material adverse effect on our business, results of operations and financial condition. For example, reinsurance may be more difficult or costly to obtain after a year with a large number of major catastrophes. We may, at certain times, be forced to incur additional costs for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms. In the latter case, we would have to accept an increase in exposure to risk, reduce the amount of business written by our subsidiaries or seek alternatives in line with our risk limits.

Additionally, we are exposed to credit risk with respect to our subsidiaries’ reinsurers to the extent the reinsurance receivable is not secured by collateral or does not benefit from other credit enhancements. We also bear the risk that a reinsurer may be unwilling to pay amounts we have recorded as reinsurance recoverables for any reason, including that (i) the terms of the reinsurance contract do not reflect the intent of the parties to the contract or there is a disagreement between the parties as to their intent, (ii) the terms of the contract cannot be legally enforced, (iii) the terms of the contract are interpreted by a court or arbitration panel differently than expected, (iv) the reinsurance transaction performs differently than we anticipated due to a flawed design of the reinsurance structure, terms or conditions, or (v) a change in laws and regulations, or in the interpretation of the laws and regulations, materially impacts a reinsurance transaction. The insolvency of one or more of our reinsurers, or inability or unwillingness to make timely payments under the terms of our contracts, could have a material adverse effect on our results of operations and liquidity.

Additionally, the use of reinsurance placed in the capital markets may not provide the same levels of protection as traditional reinsurance transactions. Any disruption, volatility and uncertainty in these markets, such as following a major catastrophic event, may limit our ability to access such markets on terms favorable to us or at all. Also, to the extent that we intend to use structures based on an industry loss index or other non-indemnity trigger rather than on actual losses incurred by us, we could be subject to residual risk.

We currently have limited reinsurance coverage for terrorist attacks. Further, the availability of private sector reinsurance for terrorism is limited. We rely heavily on the Terrorism Risk Insurance Program (TRIP), which provides U.S. government risk assistance to the insurance industry to manage the exposure to terrorism incidents in the U.S. TRIP was reauthorized in January 2015 and is scheduled to expire on December 31, 2020. Under TRIP, once our losses for certain acts of terrorism exceed a deductible equal to 20 percent of our commercial property and casualty insurance premiums for covered lines for the prior calendar year, the federal government will reimburse us for losses in excess of our deductible, starting at 85 percent of losses in 2015 (81 percent in 2019), and reducing by one percentage point each year, ending at 80 percent in 2020, up to a total industry program limit of $100 billion. TRIP does not cover losses in certain lines of business such as personal property and personal casualty. We also rely on the government sponsored and government arranged terrorism reinsurance programs, including pools, in force in applicable non-U.S. jurisdictions. There can be no assurance that TRIP will be reauthorized and extended past December 31, 2020.

For additional information on our reinsurance recoverable, see Item 7. MD&A — Enterprise Risk Management — Insurance Risks — Reinsurance Activities — Reinsurance Recoverable.

Concentration of our insurance, reinsurance and other risk exposures may have adverse effects. We may be exposed to risks as a result of concentrations in our insurance and reinsurance policies, derivatives and other obligations that we undertake for customers and counterparties. We manage these concentration risks by monitoring the accumulation of our exposures to factors such as exposure type and size, industry, geographic region, counterparty and other factors. We also seek to use third-party reinsurance, hedging and other arrangements to limit or offset exposures that exceed the limits we wish to retain. In certain circumstances, however, these risk management arrangements may not be available on acceptable terms or may prove to be ineffective for certain exposures. Also, our exposure for certain single risk coverages and other coverages may be so large that adverse experience compared to our expectations may have a material adverse effect on our consolidated results of operations or result in additional statutory capital requirements for our subsidiaries.

Also see Item 7. MD&A – Business Segment Operations – General Insurance – Business Strategy and  – Outlook – Industry and Economic Factors.

AIG | 2018 Form 10-K                          19

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

We also periodically review products for potential loss recognition events, principally insurance-oriented products. This review involves estimating the future profitability of in-force business and requires significant management judgment about assumptions including mortality, morbidity, persistency, maintenance expenses, and investment returns, including net realized capital gains (losses). If actual experience or revised future expectations result in projected future losses, we may be required to amortize any remaining DAC and record additional liabilities through a charge to policyholder benefit expense, which could negatively affect our results of operations.

For further discussion of DAC and future policy benefits, see Item 7. MD&A — Critical Accounting Estimates and Notes 9 and 13 to the Consolidated Financial Statements.

Losses due to nonperformance or defaults by counterparties can materially and adversely affect the value of our investments, our profitability and sources of liquidity.  We incur credit risk with regard to counterparties related to investments, derivatives, premiums receivable, certain General Insurance businesses and reinsurance recoverables. These counterparties include issuers of fixed maturity and equity securities we hold, borrowers of loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, corporate and governmental entities whose payments or performance we insure, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors. These counterparties may default on their obligations to us due to bankruptcy, insolvency, receivership, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. In addition, for exchange-traded derivatives, such as futures, options and "cleared" over-the-counter derivatives, we are generally exposed to the credit risk of the relevant central counterparty clearing house. Defaults by these counterparties on their obligations to us could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity. Additionally, if the underlying assets supporting the structured securities we invest in default on their payment obligations, our securities may incur losses.

Investment Portfolio AND Concentration of Investments

The performance and value of our investment portfolio are subject to a number of risks and uncertainties, including changes in interest rates. Our investment securities are subject to market risks and uncertainties. In particular, interest rates are highly sensitive to many factors, including monetary and fiscal policy, domestic and international economic and political issues and other factors beyond our control. Changes in monetary policy or other factors may cause interest rate volatility, which could adversely affect the value of the fixed income securities that we hold and could adversely affect our ability to sell these securities. In addition, the evaluation of available-for-sale securities for other-than-temporary impairments, which may occur if interest rates rise, is a quantitative and qualitative process that is subject to significant management judgment.

For a sensitivity analysis of our exposure to certain market risk factors see Item 7. MD&A – Enterprise Risk Management – Market Risk Management.

For a discussion regarding changes to LIBOR rates, see “Changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income” below.

Furthermore, our alternative investment portfolio includes investments for which changes in fair value are reported through operating income and are therefore subject to significant volatility. In an economic downturn or declining market, the reduction in our investment income due to decreases in the fair value of alternative investments could have a material adverse effect on operating income.

20                             AIG | 2018 Form 10-K

ITEM 1A |  Risk Factors

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

AIG Parent’s ability to support our subsidiaries is limited.  AIG Parent has in the past and expects to continue to provide capital to our subsidiaries as necessary to maintain regulatory capital ratios, comply with rating agency requirements and meet unexpected cash flow obligations. If AIG Parent is unable to satisfy a capital need of a subsidiary, the credit rating agencies could downgrade the subsidiary’s financial strength ratings or the subsidiary could become insolvent or, in certain cases, could be seized by its regulator.

For further discussion of rating agency requirements, see “A downgrade in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and retaining customers and business” below.

Our subsidiaries may not be able to generate cash to meet their needs due to the illiquidity of some of their investments. Our subsidiaries have investments in certain securities that may be illiquid, including certain fixed income securities and certain structured securities, private company securities, investments in private equity funds and hedge funds, mortgage loans, finance receivables and real estate. Collectively, investments in these assets had a fair value of $62 billion at December 31, 2018. Adverse real estate and capital markets, and wider credit spreads, have in the past, and may in the future, materially adversely affect the liquidity of our other securities portfolios, including our residential and commercial mortgage‑related securities portfolios. In the event

AIG | 2018 Form 10-K                          21

ITEM 1A |  Risk Factors

additional liquidity is required by one or more of our subsidiaries and AIG Parent is unable to provide it, it may be difficult for these subsidiaries to generate additional liquidity by selling, pledging or otherwise monetizing these less liquid investments.

A downgrade in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and retaining customers and business. Insurer Financial Strength (IFS) ratings are an important factor in establishing the competitive position of insurance or reinsurance companies. IFS ratings measure an insurance or reinsurance company’s ability to meet its obligations to contract holders and policyholders. High ratings help maintain public confidence in a company’s products, facilitate marketing of products and enhance its competitive position. Downgrades of the IFS ratings of our insurance or reinsurance companies could prevent these companies from selling, or make it more difficult for them to succeed in selling, products and services, or result in increased policy cancellations, lapses and surrenders, termination of assumed reinsurance contracts, or return of premiums. Under credit rating agency policies concerning the relationship between parent and subsidiary ratings, a downgrade in AIG Parent’s credit ratings could result in a downgrade of the IFS ratings of our insurance or reinsurance subsidiaries. Certain rating agencies negatively revised the outlook for our IFS ratings in early 2017, primarily as a result of our reserve strengthening in the fourth quarter of 2016 and related concerns regarding our profitability outlook. These same rating agencies maintained negative outlooks on our ratings throughout 2018 and 2019 to date. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business.

A downgrade in our credit ratings could adversely affect our business, our results of operations or our liquidity. Credit ratings estimate a company’s ability to meet its obligations. A downgrade of our long-term debt ratings by the major rating agencies could potentially increase our financing costs and limit the availability of financing. A downgrade would also require us to post additional collateral payments related to derivative transactions to which we are a party, and could permit the termination of these derivative transactions. This could adversely affect our business, our consolidated results of operations in a reporting period and/or our liquidity. Certain rating agencies negatively revised our credit ratings and ratings outlooks in early 2017, primarily as a result of our reserve strengthening in the fourth quarter of 2016 and related concerns regarding our profitability outlook. These same rating agencies maintained negative outlooks on our ratings throughout 2018 and 2019 to date. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business.

We may be required to post additional collateral because of changes in our reinsurance liabilities to regulated insurance companies, or because of regulatory changes that affect our businesses. If our reinsurance liabilities increase, we may be required to post additional collateral for insurance company clients that we reinsure. In addition, regulatory changes could sometimes require us to post additional collateral. The need to post this additional collateral, if significant enough, may require us to sell investments at a loss in order to provide securities of suitable credit quality or otherwise secure adequate capital at an unattractive cost. This could adversely impact our consolidated results of operations, liquidity and financial condition.

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

For example, on July 27, 2017, the UK Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available. Potential changes to LIBOR, as well as uncertainty related to such potential changes and the establishment of any alternative reference rates, may adversely affect the market for LIBOR-based securities and could adversely impact the substantial amount of derivatives contracts used to hedge our insurance liabilities. In addition, the discontinuance of LIBOR or changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our investment portfolio and the derivatives contracts used to hedge our insurance liabilities.

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

22                             AIG | 2018 Form 10-K

ITEM 1A |  Risk Factors

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

Pricing for our products is subject to our ability to adequately assess risks and estimate losses.  We seek to price our insurance and reinsurance products such that premiums, policy fees and charges, and future net investment income earned on revenues received will result in an acceptable profit in excess of expenses and the cost of paying claims. Our business is dependent on our ability to price our products effectively and charge appropriate premiums. Pricing adequacy depends on a number of factors and assumptions, including proper evaluation of insurance risks, our expense levels, net investment income realized, our response to rate actions taken by competitors, legal and regulatory developments and the ability to obtain regulatory approval for rate changes. Some life insurance business has the ability to adjust certain nonguaranteed charges or benefits if necessary; however, this right is limited and may be subject to guaranteed minimums and/or maximums  and may result in reputational and/or litigation risk. Inadequate pricing could have a material adverse effect on our results of operations and financial condition.

Guarantees within certain of our products may increase the volatility of our results.  Certain of our annuity and life insurance products include features that guarantee a certain level of benefits, including guaranteed minimum death benefits (GMDB), guaranteed living benefits (GLB), and products with guaranteed interest crediting rates tied to an index.

For a discussion of market risk management related to these product features see Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies Key Risks – Variable Annuity Risk Management and Hedging Programs.

Differences between the change in fair value of the embedded derivatives associated with some of these guarantees and the related hedging portfolio can be caused by extreme and unanticipated movements in the equity markets, interest rates and market volatility, policyholder behavior that differs from our assumptions and our inability to purchase hedging instruments at prices consistent with the desired risk and return trade-off.  The occurrence of one or more of these events could result in an increase in the liabilities associated with the guaranteed benefits, reducing our net income and shareholders’ equity. While we believe that our actions have reduced the risks related to guaranteed benefits and guaranteed interest crediting, our exposure may not be fully or correctly hedged.

For more information regarding these products see Notes 5 and 14 to the Consolidated Financial Statements, Item 1. Business – Regulation, and Item 7. MD&A – Critical Accounting Estimates – Insurance Liabilities – Guaranteed Benefit Features of Variable Annuity Products.

Our foreign operations expose us to risks that may affect our operations. We provide insurance, reinsurance, investment and other financial products and services to both businesses and individuals in more than 80 countries and jurisdictions. A substantial portion of our business is conducted outside the U.S., and we intend to continue to grow business in strategic markets. Operations outside the U.S. may be affected by regional economic downturns, changes in foreign currency exchange rates, political events or upheaval, nationalization and other restrictive government actions, which could also affect our other operations.

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

On June 23, 2016, the United Kingdom (UK) held a referendum in which a majority voted for the UK to withdraw its membership in the European Union (EU), commonly referred to as Brexit. The terms of withdrawal remain uncertain, with the draft withdrawal agreement having to date been rejected by the UK Parliament. There can be no assurance that a withdrawal agreement will be reached prior to Brexit. We have significant operations and employees in the UK and other EU member states, and, as a result of Brexit, we have completed a reorganization of our operations and legal entity structure in the UK and the EU through the establishment of a new European subsidiary in Luxembourg with branches across the EEA and Switzerland, and a new UK subsidiary. For additional information regarding the reorganization of our European operations in light of Brexit, see Item 1. Business – Regulation – International Regulation – Brexit. However, there remains uncertainty around the post-Brexit regulatory environment. Brexit has also affected the U.S. dollar/British pound exchange rate, increased the volatility of exchange rates among the euro, British pound and the Japanese yen, and created volatility in the financial markets. It is possible that the uncertainty around the outcome of the negotiations between the UK and the EU will lead to further turbulence in the financial markets, which may affect the value of our investments.

We may experience difficulty in marketing and distributing products through our current and future distribution channels. Although we distribute our products through a wide variety of distribution channels, we maintain relationships with certain key distributors. Distributors have in the past, and may in the future, elect to renegotiate the terms of existing relationships, or reduce or

AIG | 2018 Form 10-K                          23

ITEM 1A |  Risk Factors

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

We are exposed to certain risks if we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, which could compromise our ability to conduct business and adversely affect our consolidated financial condition or results of operations. We use computer systems to store, retrieve, evaluate and use customer, employee, and company data and information. Some of these systems, in turn, rely upon third-party systems. Additionally, some of our systems are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade. Our business is highly dependent on our ability to access these systems to perform necessary business functions. These functions include providing insurance or reinsurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering life and annuity products and mutual funds, providing customer support, executing transactions and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business, hurt our relationships with our business partners and customers and expose us to legal claims as well as regulatory investigations and sanctions. In the event of a natural disaster, a computer virus, unauthorized access, a terrorist attack, cyberattack or other disruption inside or outside the U.S., our systems may be inaccessible to our employees, customers or business partners for an extended period of time, and our employees may be unable to perform their duties for an extended period of time if our data or systems are disabled, manipulated, destroyed or otherwise compromised.

Like other global companies, our systems have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, including physical or electronic break-ins or unauthorized tampering, as well as attempted cyber and other security threats and other computer-related penetrations. The frequency and sophistication of such threats continue to increase. We must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of threats to our data and systems, including malware and computer virus attacks, ransomware, unauthorized access, misuse, denial-of-service attacks, system failures and disruptions. There is no assurance that our security measures, including information security policies, administrative, technical and physical controls and other preventative actions, will provide fully effective protection from such events. AIG maintains cyber risk insurance, but this insurance may not cover all costs associated with the consequences of personal, confidential or proprietary information being compromised. In some cases, such unauthorized access may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our consolidated financial condition or results of operations.

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

Furthermore, certain of our businesses are subject to compliance with laws and regulations enacted by U.S. federal and state governments, the European Union or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The variety of applicable privacy and information security laws and regulations could expose us to heightened regulatory scrutiny and may require us to incur significant technical, legal and other expenses to ensure and maintain compliance. If we are found not to be in compliance with these laws and regulations, we could be subjected to significant civil and criminal liability and exposed to reputational harm. For additional information on data protection and cybersecurity regulations, see Item 1. Business – Regulation – U.S. Regulation – Privacy, Data Protection and Cybersecurity and – International Regulation – Privacy, Data Protection and Cybersecurity. Additionally, the compromise of personal, confidential or proprietary information could cause a loss of data, give rise to remediation or other expenses, expose us to liability under U.S. and international laws and regulations, and subject us to litigation, investigations, sanctions and regulatory and law enforcement action, and result in reputational harm and loss of business, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.

We are continuously evaluating and enhancing systems and creating new systems and processes as our business depends on our ability to maintain and improve our technology systems for interacting with customers, brokers and employees. Due to the complexity

24                             AIG | 2018 Form 10-K

ITEM 1A |  Risk Factors

and interconnectedness of our systems and processes, these changes, as well as changes designed to update and enhance our protective measures to address new threats, may increase the risk of a system or process failure or the creation of a gap in our security measures. Any such failure or gap could adversely affect our business operations and the advancement of our business or strategic initiatives.

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

Significant legal proceedings may adversely affect our results of operations or financial condition. Like others in the insurance and financial services industries in general, in the ordinary course of operating our businesses we face significant risk from regulatory and governmental investigations and civil actions, litigation and other forms of dispute resolution in various domestic and foreign jurisdictions. In our insurance and reinsurance operations, we frequently engage in litigation and arbitration concerning the scope of coverage under insurance and reinsurance contracts, and face litigation and arbitration in which our subsidiaries defend or indemnify their insureds under insurance contracts. AIG, our subsidiaries and their respective officers and directors are also subject to a variety of additional types of legal disputes brought by holders of AIG securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith and violations of federal and state statutes and regulations. Certain of these matters involve potentially significant risk of loss due to the possibility of significant jury awards and settlements, punitive damages or other penalties. Many of these matters are also highly complex and seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from them, and developments in these matters could have a material adverse effect on our consolidated financial condition or consolidated results of operations for an individual reporting period.

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

AIG | 2018 Form 10-K                          25

ITEM 1A |  Risk Factors

REGULATION

Our businesses are heavily regulated and changes in regulation may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability. Our operations generally, and our insurance and reinsurance subsidiaries, in particular, are subject to extensive and potentially conflicting supervision and regulation by national authorities and by the various jurisdictions in which we do business. Supervision and regulation relate to numerous aspects of our business and financial condition. Federal, state and foreign regulators also periodically review and investigate our insurance and reinsurance businesses, including AIG-specific and industry-wide practices. The primary purpose of insurance regulation is the protection of our insurance and reinsurance contract holders, and not our investors. The extent of domestic regulation varies, but generally is governed by state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. In addition, federal and state securities laws and regulations apply to certain of our insurance products that are considered ‘securities’ under such laws, including our variable annuity contracts, variable life insurance policies and the separate accounts that issue them, as well as our broker-dealer, investment advisor and mutual funds operations. These laws and regulations generally grant regulatory agencies and self-regulatory organizations broad rulemaking and enforcement powers, including the power to regulate the issuance, sale and distribution of our products and limit or restrict the conduct of business for failure to comply with applicable securities laws and regulations.

We strive to maintain all required licenses and approvals and to comply with applicable laws and regulations. The application of and compliance with laws and regulations applicable to our businesses, operations and legal entities are subject to interpretation. The relevant authority may not agree with our interpretation of these laws and regulations, capital and reserving requirements, and such authority’s interpretation may also change from time to time. Regulatory authorities also have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the required licenses and approvals or do not comply with applicable regulatory requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit them to supervise the business and operations of an insurance or reinsurance company.

In the U.S., the RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Every state has adopted, in substantial part, the RBC Model Law promulgated by the NAIC or a substantially similar law, which specifies the regulatory actions the insurance regulator may take if an insurer’s RBC calculations fall below specific thresholds. Those actions range from requiring an insurer to submit a plan describing how it would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The NAIC and certain international standard-setting bodies are also considering methodologies for assessing group-wide regulatory capital, which might evolve into more formal group-wide capital requirements on certain insurance companies that may augment state-law RBC standards that apply at the legal entity level, and such capital calculations may be made, in whole or in part, on bases other than the statutory statements of our U.S. insurance subsidiaries. We cannot predict the effect these initiatives may have on our business, consolidated results of operations, liquidity and financial condition.

See “Actions by foreign governments, regulators and international standard setters could result in substantial additional regulation to which we may be subject” below for additional information on increased capital and other requirements that may be imposed on us.

The degree of regulation and supervision in foreign jurisdictions varies. AIG subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements and it is possible that local licenses may require AIG Parent to meet certain conditions. Licenses issued by foreign authorities to our subsidiaries are subject to modification and revocation. Accordingly, our insurance subsidiaries could be prevented from conducting future business in certain of the jurisdictions where they currently operate. Adverse actions from any single country could adversely affect our business, consolidated results of operations, liquidity and financial condition, depending on the magnitude of the event and our financial exposure at that time in that country.

For further discussion of our regulatory environment see Item 1. Business – Regulation.

Certain provisions of Dodd-Frank remain relevant to insurance groups generally, including AIG. The Financial Stability Oversight Council (Council) rescinded our designation as a nonbank systemically important financial institution (nonbank SIFI) on September 29, 2017, but the Council remains authorized under Dodd-Frank to determine, subject to certain statutory and regulatory standards, that certain nonbank financial companies be designated as nonbank SIFIs subject to supervision by the Board of Governors of the Federal Reserve System and enhanced prudential standards. The Council may also recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices that we and other insurers or other nonbank financial services companies, including insurers, engage in. Additionally, Dodd-Frank directs existing and newly created government agencies and bodies to promulgate regulations implementing the law, which is an ongoing process. There remains considerable uncertainty as to the potential adoption and timing of regulatory changes related to Dodd-Frank. We cannot predict the requirements of the regulations that may be ultimately adopted or the impact they may have on our businesses, consolidated results of operations, liquidity and financial condition.

26                             AIG | 2018 Form 10-K

ITEM 1A |  Risk Factors

See Item 1. Business – Regulation – U.S. Regulation – Dodd-Frank for further discussion of provisions of Dodd-Frank that remain relevant to insurance groups generally.

Actions by foreign governments, regulators and international standard setters could result in substantial additional regulation to which we may be subject.  We cannot predict the impact laws and regulations adopted in foreign jurisdictions may have on the financial markets generally or our businesses, results of operations or cash flows. It is possible such laws and regulations, our status as an Internationally Active Insurance Group (IAIG) and certain standard-setting initiatives by the FSB and the IAIS, including, but not limited to, the ongoing development of a holistic framework for the assessment and mitigation of systemic risk and a risk-based global insurance capital standard (ICS), and implementation of Solvency II in the European Union, may significantly alter our business practices. They may also limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is possible that the laws and regulations adopted in foreign jurisdictions will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions including the U.S.

For further details on these international regulations and their potential impact on AIG and its businesses, see Item 1. Business – Regulation – International Regulation.

The USA PATRIOT Act, the Office of Foreign Assets Control regulations and similar laws and regulations that apply to us may expose us to significant penalties. The operations of our subsidiaries are subject to laws and regulations, including, in some cases, the USA PATRIOT Act of 2001, which require companies to know certain information about their clients and to monitor their transactions for suspicious activities. Also, the Department of the Treasury’s Office of Foreign Assets Control administers regulations requiring U.S. persons to refrain from doing business, or allowing their clients to do business through them, with certain organizations or individuals on a prohibited list maintained by the U.S. government or with certain countries. The UK, the EU and other jurisdictions maintain similar laws and regulations. The laws and regulations of other jurisdictions may sometimes conflict with those of the U.S. Although we have instituted compliance programs to address these requirements as well as potential conflicts of law, there are inherent risks in global transactions.

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

Our domestic Life and Retirement companies manage the capital impact of statutory reserve requirements under Regulation XXX and Guideline AXXX through reinsurance transactions, to maintain their ability to offer competitive pricing and successfully market such products. The application of Regulation XXX and Guideline AXXX involve numerous interpretations. If state insurance departments do not agree with our interpretations or if regulations change with respect to our ability to manage the capital impact of certain statutory reserve requirements, our statutory reserve requirements could increase, or our ability to take reserve credit for reinsurance transactions could be reduced or eliminated. As a result, we could be required to increase prices on our products, raise capital to replace the reserve credit provided by the reinsurance transactions or incur higher costs to obtain reinsurance, each of which could adversely affect our competitive position, financial condition or results of operations. If our actions to efficiently manage the impact of Regulation XXX or Guideline AXXX on future sales of term and universal life insurance products are not successful, we may incur higher operating costs or our sales of these products may be affected.

For additional information on statutory reserving requirements under Regulation XXX and Guideline AXXX and our use of reinsurance see Note 19 to the Consolidated Financial Statements.

Third parties we rely upon to provide certain business and administrative services on our behalf may not perform as anticipated, which could have an adverse effect on our business and results of operations. We rely on the use of third-party providers to deliver contracted services in a broad range of areas, including the administration or servicing of certain policies and contracts and investment accounting and operation functions. Some of these providers are located outside the U.S., which exposes us to business disruptions and political risks inherent when conducting business outside of the U.S. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. If such third-party providers experience disruptions or do not perform as anticipated or in compliance with applicable laws and regulations, or we experience problems with a transition to a third-party provider, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, legal, regulatory or policyholder obligations), a loss of business and increased costs, reputational harm, or suffer other negative consequences, all of which may have a material adverse effect on our business, consolidated results of operations, liquidity and financial condition.

AIG | 2018 Form 10-K                          27

ITEM 1A |  Risk Factors

For a discussion regarding cyber risk arising from third-party providers, see “We are exposed to certain risks if we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, which could compromise our ability to conduct business and adversely affect our consolidated financial condition or results of operations” above.

New laws and regulations may affect our businesses, results of operations, financial condition and ability to compete effectively. Legislators, regulators and self-regulatory organizations may periodically consider various proposals that may affect our business practices and product designs, how we sell or service certain products we offer, or the profitability of certain of our businesses. New laws and regulations may even affect our ability to conduct certain businesses at all, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage. These proposals could also impose additional taxes on a limited subset of financial institutions and insurance companies (either based on size, activities, geography or other criteria). It is uncertain whether and how these and other such proposals would apply to us, those who sell or service our products, or our competitors or how they could impact our ability to compete effectively, as well as our business, consolidated results of operations, liquidity and financial condition.

An “ownership change” could limit our ability to utilize tax loss and credit carryforwards to offset future taxable income. As of December 31, 2018, on a tax basis, we had U.S. federal net operating loss carryforwards of approximately $36.3 billion, $82 million in capital loss carryforwards, $3.5 billion in foreign tax credits and $814 million in other tax credits (tax loss and credit carryforwards). Our ability to use these tax attributes to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general, an ownership change will occur when the percentage of AIG Parent's ownership (by value) of one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax loss and credit carryforwards arising from an ownership change under Section 382 would depend on the value of our equity at the time of any ownership change. If we were to experience an “ownership change”, it is possible that a significant portion of our tax loss and credit carryforwards could expire before we would be able to use them to offset future taxable income.

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

Changes to tax laws, including U.S. legislation enacted in late 2017, could increase our corporate taxes or make some of our products less attractive to consumers.

On December 22, 2017 President Trump signed major tax legislation into law (Public Law 115-97) (the Tax Act). The Tax Act, known informally as the Tax Cuts and Jobs Act, reduced the statutory rate of U.S. federal corporate income tax to 21 percent and enacted numerous other changes impacting AIG and the insurance industry.

The reduction in the statutory U.S. federal corporate income tax rate is expected to positively impact AIG’s future U.S. after-tax earnings. Other changes in the Tax Act that broaden the tax base by reducing or eliminating deductions for certain items (e.g., reductions to separate account dividends received deductions, disallowance of entertainment expenses, and limitations on the deduction of certain executive compensation costs) will offset a portion of the benefits from the lower statutory rate. Other specific

28                             AIG | 2018 Form 10-K

ITEM 1A |  Risk Factors

changes, including the calculation of insurance tax reserves and the amortization of deferred acquisition costs, will impact the timing of our tax expense items and could impact the pricing of certain insurance products.

In addition to changing the taxation of corporations in general and insurance companies in particular, the Tax Act temporarily reduced certain tax rates for individuals and increased the exemption for the federal estate tax. These changes could reduce demand in the U.S. for life insurance and annuity contracts, which would reduce our income due to lower sales of these products or potential increased surrenders of in-force business.

Furthermore, the overall impact of the Tax Act is subject to the effect of other complex provisions in the Tax Act (including the base erosion and anti-abuse tax (BEAT) and global intangible low-taxed income (GILTI)), which reduce a portion of the benefit from the lower statutory U.S. federal rate. While the U.S. tax authorities issued formal guidance and proposed regulations for BEAT and other provisions of the Tax Act, there are still certain aspects of the Tax Act that remain unclear. AIG will continue to review the impact of both BEAT and GILTI as further guidance is issued. Any further guidance may result in changes to the interpretations and assumptions we made and actions we may take, which as a result may impact the amounts recorded with respect to international provisions of the Tax Act, possibly materially. In addition, if BEAT induces other countries to enact similar legislation that could impact cross-border reinsurance transactions, AIG could be negatively impacted by increased tax costs in those countries.

Finally, it is possible that tax laws will be further changed either in a technical corrections bill or entirely new legislation. It remains difficult to predict whether or when there will be any tax law changes or further guidance by the authorities in the U.S. or elsewhere in the world having a material adverse effect on our business, consolidated results of operations, liquidity and financial condition, as the impact of broad proposals on our business can vary substantially depending upon the specific changes or further guidance made and how the changes or guidance are implemented by the authorities.

For additional information see Item 7. MD&A – Consolidated Results of Operations – U.S. Tax Reform Overview.

COMPETITION and employees

We face intense competition in each of our businesses. Our businesses operate in highly competitive environments, both domestically and overseas. Our principal competitors are other large multinational insurance organizations, as well as banks, investment banks and other nonbank financial institutions. The insurance industry in particular is highly competitive. Within the U.S., our General Insurance companies compete with other stock companies, specialty insurance organizations, mutual insurance companies and other underwriting organizations. Our Life and Retirement companies compete in the U.S. with life insurance companies and other participants in related financial services fields. Overseas, our subsidiaries compete for business with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies. Technological advancements and innovation in the insurance industry may present competitive risks; technological advancements and innovation are occurring in distribution, underwriting, claims and operations and at a pace that may increase, particularly as companies increasingly use data analytics and technology as part of their business strategy. Our business and results of operations could be materially and adversely affected if technological advancements or innovation limit our ability to retain existing business, write new business at adequate rates or on appropriate terms, render our insurance products less suitable or impact our ability to adapt or deploy current products as quickly and effectively as our competitors.

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

Competition for employees in our industry is intense, and we may not be able to attract and retain the highly skilled people we need to support our business. Our success depends, in large part, on our ability to attract and retain key people. Due to the intense competition in our industry for key employees with demonstrated ability, we may be unable to hire or retain such employees. In addition, we may experience higher than expected employee turnover and difficulty attracting new employees as a result of uncertainty from strategic actions and organizational and operational changes. Losing any of our key people also could have a material adverse effect on our operations given their skills, knowledge of our business, years of industry experience and the potential difficulty of promptly finding qualified replacement employees. Our business and consolidated results of operations could be materially adversely affected if we are unsuccessful in attracting and retaining key employees.

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

AIG | 2018 Form 10-K                          29

ITEM 1A |  Risk Factors

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

We may not be able to protect our intellectual property and may be subject to infringement claims. We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our intellectual property and to determine its scope, validity or enforceability, which could divert significant resources and may not prove successful. Litigation to enforce our intellectual property rights may not be successful and cost a significant amount of money. The inability to secure or enforce the protection of our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete. We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon their intellectual property rights, including patent rights, or violate license usage rights. Any such intellectual property claims and any resulting litigation could result in significant expense and liability for damages, and in some circumstances we could be enjoined from providing certain products or services to our customers, or utilizing and benefiting from certain patent, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, consolidated results of operations and financial condition.

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

Changes in accounting principles and financial reporting requirements could impact our consolidated results of operations and financial condition. Our financial statements are subject to the application of U.S. GAAP, which is periodically revised. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (FASB).

The International Accounting Standards Board (IASB) has issued International Financial Reporting Standard (IFRS) 17, Insurance Contracts, with an effective date of January 1, 2021. This new standard will require significant changes to accounting measurements for long-duration insurance contracts for many of our international operations.

The FASB has revised the accounting standards for insurance contracts. The FASB adopted standards as of December 31, 2017 focused on disclosures for short-duration insurance contracts, which primarily relate to our property casualty products. In addition, the FASB issued Accounting Standards Update (ASU) No. 2018-12 – Targeted Improvements to the Accounting for Long-Duration Contracts, which has an effective date of January 1, 2021 and is intended to improve, simplify and enhance the accounting measurements and disclosures for long-duration insurance contracts, which primarily relates to our life and annuity products. Changes to the manner in which we account for long-duration products could impact our consolidated results of operations, liquidity and financial condition.

The FASB issued ASU No. 2016-13 – Measurement of Credit Losses on Financial Instruments, which has an effective date of January 1, 2020. This standard will change how we account for credit losses for most financial assets, trade receivables and reinsurance receivables. The standard will replace the existing incurred loss impairment model with a new “current expected credit loss model” that generally will result in earlier recognition of credit losses. The standard will apply to financial assets subject to credit

30                             AIG | 2018 Form 10-K

ITEM 1A |  Risk Factors

losses, including loans measured at amortized cost, reinsurance receivables and certain off-balance sheet credit exposures. Additionally, the impairment of available-for-sale debt securities, including purchased credit deteriorated securities, are subject to the new guidance and will be measured in a similar manner, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard will impact our consolidated results of operations, liquidity and financial condition and will require additional information to be disclosed in the Notes to the Consolidated Financial Statements.

The adoption of the newly issued standards as well as other future accounting standards could impact our reported consolidated results of operations, liquidity and reported financial condition.

For a discussion of the impact of accounting pronouncements that have been issued but are not yet required to be implemented see Note 2 to the Consolidated Financial Statements.

Changes in our assumptions regarding the discount rate and expected rate of return for our pension and other postretirement benefit plans may result in increased expenses and reduce our profitability.  We determine our pension and other postretirement benefit plan costs based on assumed discount rates, expected rates of return on plan assets and trends in health care costs. Changes in these assumptions, including from the impact of a sustained low interest rate environment or rapidly rising interest rates, may result in increased expenses which could impact our consolidated results of operations, liquidity and financial condition.

For further details on our pension and postretirement benefit plans see Note 21 to the Consolidated Financial Statements.

If our businesses do not perform well and/or their estimated fair values decline or the price of our common stock does not increase, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax assets, which could have a material adverse effect on our results of operations and financial condition.  Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted if new business, customer retention, profitability or other drivers of performance differ from expectations, or upon the occurrence of certain events, including a significant and adverse change in regulations, legal factors, accounting standards or business climate, or an adverse action or assessment by a regulator. If it is determined that goodwill has been impaired, we must write down goodwill by the amount of the impairment, with a corresponding charge to net income (loss). These write downs could have a material adverse effect on our consolidated results of operations, liquidity and financial condition.  For further discussion regarding goodwill impairment, see Item 7. MD&A – Critical Accounting Estimates – Impairment Charges – Goodwill Impairment and Note 12 to the Consolidated Financial Statements.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. The performance of the business, including the ability to generate future taxable income from a variety of sources and planning strategies, is factored into management’s determination. If, based on available evidence, it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our consolidated results of operations, liquidity and financial condition.  For further discussion regarding deferred tax assets, see Item 7. MD&A – Critical Accounting Estimates – Income Taxes and Note 23 to the Consolidated Financial Statements.

AIG | 2018 Form 10-K                          31

ITEM 1B | Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2 | Properties

We operate from approximately 166 offices in the United States and approximately 351 offices in approximately 56 foreign countries. The following offices are located in buildings in the United States owned by us:

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

LOCATIONS OF CERTAIN ASSETS

As of December 31, 2018, approximately 15 percent of our consolidated assets were located outside the U.S. and Canada, including $413 million of cash and securities on deposit with regulatory authorities in those locations.

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

32                             AIG | 2018 Form 10-K

ITEM 5 |  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Part II

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AIG’s common stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG). On December 3, 2018, AIG’s Common Stock was voluntarily delisted from the Tokyo Stock Exchange. There were approximately  24,334 stockholders of record of AIG Common Stock as of February 11, 2019.

Equity Compensation Plans

Our table of equity compensation plans will be included in the definitive proxy statement for AIG’s 2019 Annual Meeting of Shareholders. The definitive proxy statement will be filed with the SEC no later than 120 days after the end of AIG’s fiscal year pursuant to Regulation 14A.

Purchases of Equity Securities

The following table provides information about purchases made by or on behalf of AIG or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the Exchange Act)) of AIG Common Stock during the three months ended December 31, 2018:

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
October 1 – 31	-	$-	-	$1,262
November 1 – 30(a)	11,563,973	42.99	11,563,973	762	(b)
December 1 – 31(a)	6,510,320	38.07	6,510,320	512	(b)
Total	18,074,293	$41.22	18,074,293	$512

(a)  During the November 1-30 period, we also repurchased 343,293 warrants to purchase shares of AIG Common Stock, at an average purchase price per warrant of $8.21, for an aggregate purchase price of $3 million. During the December 1-31 period, we also repurchased 406,162 warrants to purchase shares of AIG Common Stock, at an average purchase price per warrant of $5.22, for an aggregate purchase price of $2 million.

(b)  Reflects the purchase of 343,293 and 406,162 warrants to purchase shares of AIG Common Stock in the November 1-30 and December 1-31 periods, respectively, which reduced the dollar value of the remaining repurchase authorization.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors approved an increase of $2.5 billion to the share repurchase authorization.

During the three-month period ended December 31, 2018 we purchased approximately 18 million shares of AIG Common Stock under this authorization for an aggregate purchase price of approximately $745 million. We also repurchased 749,455 warrants to purchase shares of AIG Common Stock during the three-month period ended December 31, 2018 for an aggregate purchase price of approximately $5 million.

On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of $1.5 billion, resulting in an aggregate remaining authorization on such date of approximately $2.0 billion. We did not repurchase any shares of AIG Common Stock from January 1, 2019 to February 13, 2019. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

For additional information on our share purchases see Note 17 to the Consolidated Financial Statements.

AIG | 2018 Form 10-K                          33

ITEM 5 |  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Performance Graph

The following Performance Graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2013 to December 31, 2018) with the cumulative total return of the S&P’s 500 stock index (which includes AIG), the S&P Property and Casualty Insurance Index (S&P P&C Index) and the S&P Life and Health Insurance Index (S&P L&H Index).

Value of $100 Invested on December 31, 2013

(All $ as of December 31st)

Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

	As of December 31,
	2013	2014	2015	2016	2017	2018
AIG	$100.00	$110.74	$124.22	$133.86	$124.67	$84.64
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P 500 Property & Casualty Insurance Index	100.00	115.74	126.77	146.68	179.52	171.10
S&P 500 Life & Health Insurance	100.00	101.95	95.51	119.26	138.85	110.01

34                             AIG | 2018 Form 10-K

ITEM 6 |  Selected Financial Data

ITEM 6 | Selected Financial Data

The Selected Consolidated Financial Data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
(in millions, except per share data)	2018	2017	2016	2015	2014
Revenues:
Premiums	$30,614	$31,374	$34,393	$36,655	$37,254
Policy fees	2,791	2,935	2,732	2,755	2,615
Net investment income	12,476	14,179	14,065	14,053	16,079
Net realized capital gains (losses)	(130)	(1,380)	(1,944)	776	739
Aircraft leasing revenue	-	-	-	-	1,602
Other income	1,638	2,412	3,121	4,088	6,117
Total revenues	47,389	49,520	52,367	58,327	64,406
Benefits, losses and expenses:
Policyholder benefits and losses incurred	27,412	29,972	32,437	31,345	28,281
Interest credited to policyholder account balances	3,754	3,592	3,705	3,731	3,768
Amortization of deferred policy acquisition costs	5,386	4,288	4,521	5,236	5,330
General operating and other expenses	9,302	9,107	10,989	12,686	13,138
Interest expense	1,309	1,168	1,260	1,281	1,718
Aircraft leasing expenses	-	-	-	-	1,585
Net (gain) loss on extinguishment of debt	7	(5)	74	756	2,282
Net (gain) loss on sale of divested businesses	(38)	(68)	(545)	11	(2,197)
Total benefits, losses and expenses	47,132	48,054	52,441	55,046	53,905
Income (loss) from continuing operations before income taxes	257	1,466	(74)	3,281	10,501
Income tax expense	154	7,526	185	1,059	2,927
Income (loss) from continuing operations	103	(6,060)	(259)	2,222	7,574
Income (loss) from discontinued operations, net of taxes	(42)	4	(90)	-	(50)
Net income (loss)	61	(6,056)	(349)	2,222	7,524
Net income (loss) from continuing operations attributable
to noncontrolling interests	67	28	500	26	(5)
Net income (loss) attributable to AIG	$(6)	$(6,084)	$(849)	$2,196	$7,529
Income (loss) per common share attributable to AIG
common shareholders
Basic
Income (loss) from continuing operations	$0.04	$(6.54)	$(0.70)	$1.69	$5.31
Income (loss) from discontinued operations	(0.05)	-	(0.08)	-	(0.04)
Net income (loss) attributable to AIG	(0.01)	(6.54)	(0.78)	1.69	5.27
Diluted
Income (loss) from continuing operations	0.04	(6.54)	(0.70)	1.65	5.24
Income (loss) from discontinued operations	(0.05)	-	(0.08)	-	(0.04)
Net income (loss) attributable to AIG	(0.01)	(6.54)	(0.78)	1.65	5.20
Dividends declared per common share	1.28	1.28	1.28	0.81	0.50

AIG | 2018 Form 10-K                          35

ITEM 6 |  Selected Financial Data

Year-end balance sheet data:
Total investments	$314,209	$322,292	$328,175	$338,354	$355,766
Total assets	491,984	498,301	498,264	496,842	515,500
Long-term debt	34,540	31,640	30,912	29,249	31,136
Total liabilities	434,675	432,593	421,406	406,632	408,228
Total AIG shareholders' equity	56,361	65,171	76,300	89,658	106,898
Total equity	57,309	65,708	76,858	90,210	107,272
Book value per common share	65.04	72.49	76.66	75.10	77.69
Book value per common share, excluding Accumulated other
comprehensive income (loss)(a)	66.67	66.41	73.41	72.97	69.98
Adjusted book value per common share(a)	54.95	54.74	58.57	58.94	58.23
ROE	0.0%	(8.4)%	(1.0)%	2.2%	7.1%
Adjusted ROE(a)	2.1	4.1	0.6	3.7	8.8

	Years Ended December 31,
(in millions, except per share data)	2018	2017	2016	2015	2014
Other data:
Catastrophe-related losses(b)	$2,885	$4,167	$1,331	$731	$728
Prior year unfavorable development	362	978	5,788	4,119	703
Other-than-temporary impairments	251	260	559	671	247
Adjustment to federal deferred tax valuation allowance	21	43	83	110	(181)
Impact of Tax Act	62	6,687	-	-	-
Net positive (negative) adjustment from update of
Life and Retirement actuarial assumptions	$(228)	$68	$(427)	$3	$168

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

business acquisition

On July 18, 2018, we completed the purchase of Validus.

Asset Dispositions in 2015, 2016 and 2017

In 2015, we sold all of our ordinary shares of AerCap Holdings N.V. (AerCap) received as part of the consideration for the sale of International Lease Finance Corporation (ILFC). In 2016, we sold United Guaranty to Arch Capital Group Ltd. (Arch).  In 2017, we sold Fuji Life to FWD Group and certain international insurance operations to Fairfax Financial Holdings Limited (Fairfax).

For further discussion on the 2016 and 2017 asset dispositions and the 2018 purchase of Validus, see Note 1 to the Consolidated Financial Statements.

36                             AIG | 2018 Form 10-K

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

	At December 31,
(in millions, except per share data)	2018	2017	2016	2015	2014
Total AIG shareholders' equity	$56,361	$65,171	$76,300	$89,658	$106,898
Accumulated other comprehensive income (loss)	(1,413)	5,465	3,230	2,537	10,617
Total AIG shareholders' equity, excluding AOCI	57,774	59,706	73,070	87,121	96,281
Deferred tax assets	10,153	10,492	14,770	16,751	16,158
Adjusted shareholders' equity	47,621	49,214	58,300	70,370	80,123

Total common shares outstanding	866,609,429	899,044,657	995,335,841	1,193,916,617	1,375,926,971
Book value per common share	$65.04	$72.49	$76.66	$75.10	$77.69
Book value per common share, excluding AOCI	66.67	66.41	73.41	72.97	69.98
Adjusted book value per common share	54.95	54.74	58.57	58.94	58.23

The following table presents a reconciliation of Return on equity to Adjusted return on equity, which is a non-GAAP measure.  For additional information see Item 7. MD&A — Use of Non‑GAAP Measures.

Years Ended December 31,
(dollars in millions)	2018	2017	2016	2015	2014
Net income (loss) attributable to AIG	$(6)	$(6,084)	$(849)	$2,196	$7,529
Adjusted after-tax income attributable to AIG	1,064	2,231	406	2,872	6,941

Average AIG Shareholders' equity	$60,819	$72,348	$86,617	$101,558	$105,589
Average AOCI	1,193	4,675	5,722	7,598	9,781
Average AIG Shareholders' equity, excluding average AOCI	59,626	67,673	80,895	93,960	95,808
Average DTA	10,133	13,806	15,905	15,803	16,611
Average adjusted Shareholders' equity	$49,493	$53,867	$64,990	$78,157	$79,197
ROE	0.0%	(8.4)%	(1.0)%	2.2%	7.1%
Adjusted Return on Equity	2.1	4.1	0.6	3.7	8.8

AIG | 2018 Form 10-K                          37

ITEM 7 | Management’s  Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K and other publicly available documents may include, and officers and representatives of AIG may from time to time make and discuss, projections, goals, assumptions and statements that may constitute “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only a belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “focused on achieving,” “view,” “target,” “goal” or “estimate.” These projections, goals, assumptions and statements may relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, anticipated sales, monetization and/or acquisitions of businesses or assets, or successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results.

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

•      our ability to successfully reorganize our businesses and execute on our initiatives to improve our underwriting capabilities and reinsurance programs, as well as improve profitability, without negatively impacting client relationships or our competitive position;

•      our ability to successfully dispose of, monetize and/or acquire businesses or assets or successfully integrate acquired businesses;

•      actions by credit rating agencies;

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

•      the effectiveness of our strategies to recruit and retain key personnel and our ability to implement effective succession plans;

•      negative impacts on customers, business partners and other stakeholders;

•      our ability to successfully manage Legacy portfolios;

•      concentrations in our investment portfolios;

•      the requirements, which may change from time to time, of the global regulatory framework to which we are subject;

•      significant legal, regulatory or governmental proceedings;

•      changes in judgments concerning the recognition of deferred tax assets and goodwill impairment; and

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

38                             AIG | 2018 Form 10-K

ITEM 7 | Index to Item 7

Throughout the MD&A, we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

We have incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report to assist readers seeking additional information related to a particular subject.

AIG | 2018 Form 10-K                          39

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

40                             AIG | 2018 Form 10-K

ITEM 7 | Use of Non-GAAP Measures

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

–   Accident year loss and combined ratios, as adjusted:  both the accident year loss and combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Natural and man-made catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and also include certain man-made events, such as terrorism and civil disorders that exceed the $10 million threshold. We believe that as adjusted ratios are meaningful measures of our underwriting results on an ongoing basis as they exclude catastrophes and the impact of reserve discounting which are outside of management’s control. We also exclude prior year development to provide transparency related to current accident year results.

•        Life and Retirement

–    Premiums and deposits: includes direct and assumed amounts received and earned on traditional life insurance policies, group benefit policies and life‑contingent payout annuities, as well as deposits received on universal life, investment‑type annuity contracts, Federal Home Loan Bank (FHLB) funding agreements and mutual funds.

Results from discontinued operations are excluded from all of these measures.

AIG | 2018 Form 10-K                          41

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

•       valuation of embedded derivatives for fixed index annuity and life products;

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

•       fair value measurements of certain financial assets and liabilities; and

•       income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset and estimates associated with the Tax Act.

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

42                             AIG | 2018 Form 10-K

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

•            Expected loss ratios are used for the latest accident year (i.e., accident year 2018 for the year-end 2018 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss cost trend and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity lines of business such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.

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

AIG | 2018 Form 10-K                           43

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

44                             AIG | 2018 Form 10-K

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

AIG | 2018 Form 10-K                           45

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

46                             AIG | 2018 Form 10-K

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

The tail factor is typically the most critical assumption, and small changes in the selected tail factor can have a material effect on our carried reserves.  For example, the tail factors beyond twenty years for guaranteed cost business could vary by one and one-half percent below to two percent above those actually indicated in the 2018 loss reserve review. For excess of deductible business, in our judgment, it is reasonably likely that tail factors beyond twenty years could vary by four percent below to six percent above those actually indicated in the 2018 loss reserve review.

AIG | 2018 Form 10-K                           47

ITEM 7 | Critical Accounting Estimates

Line of Business or Category	Key Assumptions
U.S. Excess Casualty

We utilize various loss cost trend assumptions for different segments of the portfolio. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2018 loss reserve review for U.S. Excess Casualty may range five percent lower or higher than this estimated loss trend. The loss cost trend assumption is critical for the U.S. Excess Casualty class of business due to the long-tail nature of the losses, and is applied across many accident years. Thus, there is the potential for the loss reserves with respect to a number of accident years (the expected loss ratio years) to be significantly affected by changes in loss cost trends that were initially relied upon in setting the loss reserves. These changes in loss trends could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.

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

After evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably likely that the actual loss development factors could vary by an amount equivalent to a six month shift from those actually utilized in the year-end 2018 reserve review. This would impact projections both for accident years where the selections were directly based on loss development methods as well as the a priori loss ratio assumptions for accident years with selections based on Bornhuetter-Ferguson or Cape Cod methods. Similar to loss cost trends, these changes in loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.

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

U.S. Financial Lines

The loss cost trends for U.S. D&O business vary by year and subset, but for the most recent accident years, it is assumed to have been generally close to zero. After evaluating the historical loss cost levels from prior accident years since the early 1990s, including the potential effect of losses relating to the credit crisis, in our judgment, it is reasonably likely that the actual variation in loss cost levels for these subsets could vary by approximately 10 percent lower or higher on a year-over-year basis than the assumptions actually utilized in the year-end 2018 reserve review. Because U.S. D&O business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation. In our analysis, the effects of loss cost trend assumptions affect the results through the a priori loss ratio assumptions used for the Bornhuetter-Ferguson and Cape Cod methods, which impact the projections for the more recent accident years.

The selected loss development factors are also an important assumption, but are less critical than for U.S. Excess Casualty. Because these classes are written on a claims made basis, the loss reporting and development tail is much shorter than for U.S. Excess Casualty. However, the high severity nature of the losses does create the potential for significant deviations in loss development patterns from one year to the next. Similar to U.S. Excess Casualty, after evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss development factors could change by an amount equivalent to a shift by six months from those actually utilized in the year-end 2018 reserve review.

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

48                             AIG | 2018 Form 10-K

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

U.S. Run-off Long Tail Insurance lines is an extremely long-tail class of business, with a much greater than normal uncertainty as to the appropriate loss development factors for the tail of the loss development.  Specifically for excess workers’ compensation, after evaluating the historical loss development factors for prior accident years since the 1980s as well as the development over the past several years of the ground up loss projections utilized to help select the loss development factors in the tail for this class of business, in our judgment, it is reasonably likely that the tail factor beyond 30 years could vary by 10 percent above or below that actually indicated in the 2018 loss reserve review.

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

The following sensitivity analysis table summarizes the effect on the loss reserve position of using certain alternative loss cost trend (for accident years where we use expected loss ratio methods) or loss development factor assumptions rather than the assumptions actually used in determining our estimates in the year-end loss reserve analyses in 2018:

December 31, 2018	Increase (Decrease)		Increase (Decrease)
(in millions)	to Loss Reserves		to Loss Reserves
Loss cost trends:		Loss development factors:
U.S. Excess Casualty:		U.S. Excess Casualty:
5 percent increase	$1,150	6-months slower	$1,200
5 percent decrease	(750)	6-months faster	(900)
U.S. Financial Lines (D&O)		U.S. Financial Lines (D&O)
10 percent increase	650	6-months slower	950
10 percent decrease	(450)	6-months faster	(650)
		U.S. Run-off P&C Lines (Excess
		Workers' Compensation):
		10% tail factor increase	460
		10% tail factor decrease	(460)
		U.S. Workers' Compensation:
		Tail factor increase(a)	1,100
		Tail factor decrease(b)	(750)

(a)  Tail factor increase of 2 percent for guaranteed cost business and 6 percent for deductible business.

(b)  Tail factor decrease of 1.5 percent for guaranteed cost business and 4 percent for deductible business.

AIG | 2018 Form 10-K                           49

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

50                             AIG | 2018 Form 10-K

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

AIG | 2018 Form 10-K                           51

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

•            Investment returns, using assumptions from a stochastic equity model

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

The fair value of the embedded derivatives is based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. Key assumptions include:

•            Interest rates

•            Equity market returns

•            Market volatility

•            Credit spreads

•            Equity / interest rate correlation

•            Policyholder behavior, including mortality, lapses, withdrawals and benefit utilization. Estimates of future policyholder behavior are subjective and based primarily on our historical experience

•            In applying asset growth assumptions for the valuation of GMWBs, we use market-consistent assumptions calibrated to observable interest rate and equity option prices

•            Allocation of fees between the embedded derivative and host contract valuation of embedded derivatives for fixed index annuity and Life Products

Fixed index annuity and life products provide growth potential based in part on the performance of a market index. Certain fixed index annuity products offer optional guaranteed benefit features similar to those offered on variable annuity products. The index crediting feature of these products results in the recognition of an embedded derivative that is required to be bifurcated from the host contract and carried at fair value. Option pricing models are used to estimate fair value, taking into account assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and our ability to adjust the participation rate and the cap on equity indexed credited rates in light of market conditions and policyholder behavior assumptions.

For additional discussion of market risk management related to these product features see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies Key Risks – Variable Annuity Risk Management and Hedging Program.

Estimated Gross Profits for Investment–Oriented Products

Policy acquisition costs and policy issuance costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts related to universal life and investment-type products (collectively, investment-oriented products) are generally deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the expected lives of the contracts, except in instances where significant negative gross profits are expected in one or more periods.  Estimated gross profits include current and expected interest rates, net investment income and spreads, net realized capital gains and losses, fees, surrender rates, mortality experience and equity market returns and volatility. In estimating future gross profits, lapse assumptions require judgment and can have a material impact on DAC amortization. For fixed deferred annuity contracts, the future spread between investment income and interest credited to policyholders is a significant judgment, particularly in a low interest rate environment.

52                             AIG | 2018 Form 10-K

ITEM 7 | Critical Accounting Estimates

If the assumptions used for estimated gross profits change, DAC and related reserves, including VOBA, SIA, guaranteed benefit reserves and unearned revenue reserve (URR), are recalculated using the new assumptions, and any resulting adjustment is included in income. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products.

In estimating future gross profits for variable annuity products as of December 31, 2018, a long-term annual asset growth assumption of 7.0 percent (before expenses that reduce the asset base from which future fees are projected) was applied to estimate the future growth in assets and related asset-based fees.  In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a reversion to the mean methodology, whereby short-term asset growth above or below the long-term annual rate assumption impacts the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance.  When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions for the five-year reversion to the mean period falling below a certain rate (floor) or above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.  The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry.

For additional discussion see Insurance Reserves – Life and Annuity Reserves and DAC – DAC – Reversion to the Mean.

The following table summarizes the sensitivity of changes in certain assumptions for DAC and SIA, embedded derivatives and other reserves related to guaranteed benefits and URR, measured as the related hypothetical impact on December 31, 2018 balances and the resulting hypothetical impact on pre-tax income, before hedging.

	Increase (decrease) in
		Other		Embedded
		Reserves		Derivatives
		Related to	Unearned	Related to
December 31, 2018	DAC/SIA	Guaranteed	Revenue	Guaranteed	Pre-Tax
(in millions)	Asset	Benefits	Reserve	Benefits	Income
Assumptions:
Net Investment Spread
Effect of an increase by 10 basis points	$138	$(31)	$20	$(136)	$285
Effect of a decrease by 10 basis points	(151)	32	(27)	139	(295)
Equity Return(a)
Effect of an increase by 1%	71	(43)	-	(44)	158
Effect of a decrease by 1%	(67)	53	-	46	(166)
Volatility (b)
Effect of an increase by 1%	(1)	22	-	(43)	20
Effect of a decrease by 1%	-	(21)	-	41	(20)
Interest Rate(c)
Effect of an increase by 1%	-	-	-	(1,537)	1,537
Effect of a decrease by 1%	-	-	-	2,070	(2,070)
Mortality
Effect of an increase by 1%	(14)	51	(3)	(29)	(33)
Effect of a decrease by 1%	12	(51)	1	29	33
Lapse
Effect of an increase by 10%	(134)	(86)	(22)	(58)	32
Effect of an decrease by 10%	138	90	22	58	(32)

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

AIG | 2018 Form 10-K                           53

ITEM 7 | Critical Accounting Estimates

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

At December 31, 2018, the allowance for estimated unrecoverable reinsurance was $140 million, or less than one percent of the consolidated reinsurance recoverable.

For additional information on reinsurance see Note 8 to the Consolidated Financial Statements.

Impairment Charges

Impairments of Investments

At each balance sheet date, we evaluate our available for sale securities holdings with unrealized losses to determine if an other-than-temporary impairment has occurred.  We also evaluate our other invested assets for impairment; these include equity method investments in private equity funds, hedge funds and other entities as well as investments in real estate.

For additional information on the methodology and significant inputs, by investment type, that we use to determine the amount of impairment see the discussion in Note 6 to the Consolidated Financial Statements.

Goodwill Impairment

For a discussion of goodwill impairment see Part I, Item 1A. Risk Factors – Estimates and Assumptions and Note 12 to the Consolidated Financial Statements. In 2018, 2017 and 2016, for substantially all of the reporting units we elected to bypass the qualitative assessment of whether goodwill impairment may exist and, therefore, performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units tested exceeded their book value. To determine fair value, we primarily use a discounted expected future cash flow analysis that estimates and discounts projected future distributable earnings.  Such analysis is principally based on our business projections that inherently include judgments regarding business trends.

54                             AIG | 2018 Form 10-K

ITEM 7 | Critical Accounting Estimates

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

The following table presents the fair value of fixed maturity and equity securities by source of value determination:

December 31, 2018	Fair	Percent
(in billions)	Value	of Total
Fair value based on external sources(a)	$222	92%
Fair value based on internal sources	20	8
Total fixed maturity and equity securities(b)	$242	100%

(a)  Includes $15.6 billion for which the primary source is broker quotes.

(b)  Includes available for sale and other securities.

Level 3 Assets and Liabilities

Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are measured and classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the marketplace used to measure the fair value.

For additional information see Note 5 to the Consolidated Financial Statements.

The following table presents the amount of assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	December 31,	Percentage	December 31,	Percentage
(in billions)	2018	of Total	2017	of Total
Assets	$33.7	6.9%	$35.9	7.2%
Liabilities	4.4	1.0	4.4	1.0

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

For a discussion of the valuation methodologies for assets and liabilities measured at fair value, as well as a discussion of transfers of Level 3 assets and liabilities see Note 5 to the Consolidated Financial Statements.

AIG | 2018 Form 10-K                           55

ITEM 7 | Critical Accounting Estimates

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

We consider a number of factors to reliably estimate future taxable income so we can determine the extent of our ability to realize net operating losses (NOLs), foreign tax credits (FTCs), realized capital loss and other carryforwards. These factors include forecasts of future income for each of our businesses and actual and planned business and operational changes, both of which include assumptions about future macroeconomic and AIG specific conditions and events. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. We also apply stresses to our assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. In 2018, we have also considered the impact of the Tax Act on our forecasts of taxable income, made certain assumptions related to interpretation of relevant new rules, and incorporated guidance issued by the U.S. tax authority.  Our analysis also reflected the effect of slower utilization of our tax credits due to a reduction in the U.S. statutory tax rate as a result of the Tax Act.  Our income forecasts, coupled with our tax planning strategies, all resulted in sufficient taxable income to achieve realization of the U.S. tax attributes prior to their expiration.

For the year ended December 31, 2018, recent changes in market conditions, including rising interest rates, impacted the unrealized tax gains and losses in the U.S. Non-Life Companies’ available for sale securities portfolio, resulting in a decrease to the deferred tax liability related to net unrealized tax capital gains.  As of December 31, 2018, we continue to be in an overall unrealized tax gain position with respect to the U.S. Non-Life Companies’ available for sale securities portfolio and thus concluded no valuation allowance is necessary in the U.S. Non-Life Companies’ available for sale securities portfolio.

We also assess the recoverability of deferred tax assets related to unrealized tax capital losses in the U.S. life insurance companies’ available for sale portfolio. For the year ended December 31, 2018, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. life insurance companies’ available for sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of December 31, 2018, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized.

For a discussion of our framework for assessing the recoverability of our deferred tax asset see Note 23 to the Consolidated Financial Statements.

Uncertain Tax Positions

Our accounting for income taxes, including uncertain tax positions, represents management’s best estimate of various events and transactions, and requires judgment.  FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) now incorporated into Accounting Standards Codification, 740, Income Taxes (ASC 740) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties and additional disclosures. We determine whether it is more likely than not that a tax position will be sustained, based on technical merits, upon examination by the relevant taxing authorities before any part of the benefit can be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.

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

56                             AIG | 2018 Form 10-K

ITEM 7 | Critical Accounting Estimates

U.S. Tax Reform

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the Tax Act).  The Tax Act reduced the statutory rate of U.S. federal corporate income tax to 21 percent and enacted numerous other changes impacting AIG and the insurance industry.  Additionally, the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 addressed situations where accounting for certain income tax effects of the Tax Act under ASC 740 may be incomplete upon issuance of an entity’s financial statements and provided a one-year measurement period from the enactment date to complete the accounting under ASC 740. As of December 31, 2017, we had not fully completed our accounting for the tax effects of the Tax Act and our provision for income taxes was based in part on a reasonable estimate of the effects on existing deferred tax balances and of certain provisions of the Tax Act.

The Tax Act includes a provision for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. There are substantial uncertainties in the interpretation of BEAT and GILTI and while certain formal guidance was issued by the U.S. tax authority, there are still aspects of the Tax Act that remain unclear and additional guidance is expected in 2019. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

As of December 31, 2018, we have completed our accounting for the tax effects of the Tax Act.  As further guidance is issued by the U.S. tax authority, any resulting changes in our estimates will be treated in accordance with the relevant accounting guidance.

For an additional discussion of the Tax Act see Note 23 to the Consolidated Financial Statements.

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

In February 2018, we closed a series of affiliated reinsurance transactions impacting the Legacy Portfolio. These transactions were designed to consolidate most of our Legacy Insurance Run-Off Lines into a single legal entity, Fortitude Re, formerly known as DSA Reinsurance Company, Ltd., a Bermuda domiciled composite reinsurer. The transactions include the cession of approximately $31 billion of reserves from our Legacy Life and Retirement Run-Off Lines and approximately $4 billion of reserves from our Legacy General Insurance Run-Off Lines relating to business written by multiple AIG legal entities, which represented over 83 percent of the insurance reserves in the Legacy Portfolio as of December 31, 2018. Fortitude Re has approximately $40 billion of total assets, primarily managed by AIG Investments, and is AIG’s main run-off reinsurer with its own dedicated management team.

We formed Fortitude Group Holdings, LLC (Fortitude Holdings) to act as a holding company for Fortitude Re. On November 13, 2018, we completed the sale of a 19.9 percent ownership interest in Fortitude Holdings to TC Group Cayman Investment Holdings, L.P. (TCG), an affiliate of The Carlyle Group L.P. (Carlyle) (the Fortitude Re Closing). Fortitude Holdings owns 100 percent of the outstanding common shares of Fortitude Re and AIG has an 80.1 percent ownership interest in Fortitude Holdings. In connection with the sale, we agreed to certain investment commitment targets into various Carlyle strategies and to certain minimum investment management fee payments within thirty-six months following the closing. We also will be required to pay a proportionate amount of an agreed make-whole fee to the extent we fail to satisfy such investment commitment targets.

On November 6, 2018 we completed our acquisition of Glatfelter Insurance Group, a full-service broker and insurance company providing services for specialty programs and retail operations.

AIG | 2018 Form 10-K                           57

ITEM 7 |  Executive Summary

On December 31, 2018 AIG Life Ltd., a U.K. AIG Life and Retirement company, completed its acquisition of Ellipse, a specialist provider of group life risk protection in the U.K.

See Business Segment Operations – General Insurance and Legacy Portfolio.

Financial Performance Summary

Net Loss Attributable To AIG ($ in millions)

2018 and 2017 Comparison

Decrease in Net loss attributable to AIG in 2018 compared to 2017. Excluding the $6.7 billion tax charge related to the enactment of the Tax Act in 2017, we recorded a Net loss attributable to AIG in 2018 compared to Net income attributable to AIG in 2017 primarily due to:

•      lower investment returns primarily driven by lower hedge fund performance, a decline in income from fixed maturity securities for which the fair value option was elected when compared to higher returns on this portfolio in 2017 as a result of significant spread tightening that occurred, losses on our fair value option equities portfolio, and lower invested assets resulting from the funding of the adverse development reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), late in the first quarter of 2017;

•      a net unfavorable adjustment from the review and update of Life and Retirement actuarial assumptions compared to a net favorable adjustment in the prior year; and

•      higher general operating and other expenses.

This decrease was partially offset by:

•      lower losses incurred from General Insurance operations driven by significantly lower catastrophe losses and lower unfavorable prior year loss reserve development, partially offset by higher severe losses; and

•      lower net realized capital losses.

58                             AIG | 2018 Form 10-K

ITEM 7 |  Executive Summary

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

•      a net favorable adjustment from the update of Life and Retirement actuarial assumptions in 2017 compared to a net unfavorable adjustment in the prior year;

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

For further discussion see MD&A – Consolidated Results of Operations.

Adjusted Pre-Tax Income* ($ in millions)

2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•      lower investment returns primarily driven by lower hedge fund performance, a decline in income from fixed maturity securities for which the fair value option was elected when compared to higher returns on this portfolio in 2017 as a result of significant spread tightening that occurred, losses on our fair value option equities portfolio, and lower invested assets resulting from the funding of the adverse development reinsurance agreement with NICO late in the first quarter of 2017;

•      a net unfavorable adjustment from the review and update of Life and Retirement actuarial assumptions compared to a net favorable adjustment in the prior year; and

•      higher general operating and other expenses.

This decrease was partially offset by lower losses incurred from General Insurance operations driven by significantly lower catastrophe losses and lower unfavorable prior year loss reserve development, partially offset by higher severe losses.

AIG | 2018 Form 10-K                          59

ITEM 7 |  Executive Summary

2017 and 2016 Comparison

Increased primarily due to:

•      lower losses from General Insurance operations, reflecting $1.0 billion of pre-tax unfavorable prior year loss reserve development in 2017 driven by higher than expected loss emergence in General Insurance primarily related to accident year 2016 compared to $5.4 billion in 2016, partially offset by higher catastrophe losses;

•      a net favorable adjustment from the update of Life and Retirement actuarial assumptions in 2017 compared to a net unfavorable adjustment in in the prior year;

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

General Operating and Other Expenses ($ in millions)

General operating and other expenses increased in 2018 compared to 2017 due to the acquisition of Validus, business growth and continued investments in business platforms. General operating and other expenses declined in 2017 compared to 2016 due to lower employee-related expenses and professional fee reductions related to our ongoing efficiency program and divestitures of businesses, including United Guaranty, AIG Advisor Group, Fuji Life and NSM Insurance Group LLC (NSM).

In keeping with our broad and ongoing efforts to transform for long-term competitiveness, general operating and other expenses for 2018, 2017 and 2016 included approximately $395 million, $413 million and $694 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges related to efficiency initiatives.

We continue to execute initiatives focused on organizational simplification, operational efficiency, and business rationalization.

60                             AIG | 2018 Form 10-K

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

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in 2018, characterized by factors such as the impact of historically low interest rates, uncertainties in the annuity marketplace resulting from legislative and regulatory initiatives aimed at re-evaluating the standard of care for sales of investment products and services, historically high levels of catastrophic events, slowing growth in China and Euro-Zone economies, global trade tensions and the UK’s pending withdrawal from its membership in the European Union (the EU) (commonly referred to as Brexit). Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

Impact of Changes in the Interest Rate Environment

While interest rates remain low by historical standards, interest rates during 2018, particularly in the United States, have risen, in some cases close to highs of the last five to ten years. In early 2019, the Federal Open Market Committee of the Federal Reserve System indicated that it expects the pace of rate increases to slow. The low interest rate environment negatively affects sales of interest rate sensitive products in our industry and may negatively impact the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. As rates rise, some of these impacts may abate while there may be different impacts, some of which are highlighted below. We actively manage our exposure to the interest rate environment through portfolio selection and asset-

AIG | 2018 Form 10-K                          61

ITEM 7 |  Executive Summary

liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

Additionally, sustained low interest rates on discounting of projected benefit cash flows for our pension plans may result in higher pension expense.

Annuity Sales and Surrenders

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products. However, our disciplined rate setting has helped to mitigate some of the pressure on investment spreads. Rapidly rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Customers are, however, currently buying fixed annuities with surrender charge periods of four to seven years in pursuit of higher returns, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to the contract holders have driven better than expected persistency in Fixed Annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We will closely monitor surrenders of Fixed Annuities as contracts with lower minimum interest rates come out of the surrender charge period in a more attractive rate environment. Low interest rates have also driven growth in our fixed index annuity products, which provide additional interest crediting, tied to favorable performance in certain equity market indices and the availability of guaranteed living benefits. Changes in interest rates significantly impact the valuation of our liabilities for annuities with guaranteed income features and the value of the related hedging portfolio.

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

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 66 percent were crediting at the contractual minimum guaranteed interest rate at December 31, 2018. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 66 percent and 69 percent at December 31, 2018 and 2017, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning. In the core universal life business in our Life Insurance business, 65 percent of the account values were crediting at the contractual minimum guaranteed interest rate at December 31, 2018.

62                             AIG | 2018 Form 10-K

ITEM 7 |  Executive Summary

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
December 31, 2018		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$1,432	$4,464	$18,933	$24,829
> 1% - 2%	6,845	153	1,408	8,406
> 2% - 3%	12,540	273	77	12,890
> 3% - 4%	9,646	45	7	9,698
> 4% - 5%	536	-	4	540
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$31,033	$4,935	$20,434	$56,402
Group Retirement*
1%	$1,659	$3,002	$2,451	$7,112
> 1% - 2%	6,058	848	451	7,357
> 2% - 3%	15,178	3	-	15,181
> 3% - 4%	836	-	-	836
> 4% - 5%	7,064	-	-	7,064
> 5% - 5.5%	174	-	-	174
Total Group Retirement	$30,969	$3,853	$2,902	$37,724
Universal life insurance
1%	$-	$-	$-	$-
> 1% - 2%	87	24	367	478
> 2% - 3%	279	578	1,075	1,932
> 3% - 4%	1,575	497	7	2,079
> 4% - 5%	3,024	224	-	3,248
> 5% - 5.5%	265	-	-	265
Total universal life insurance	$5,230	$1,323	$1,449	$8,002
Total	$67,232	$10,111	$24,785	$102,128
Percentage of total	66%	10%	24%	100%

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

AIG | 2018 Form 10-K                          63

ITEM 7 |  Executive Summary

Standard of Care Developments

The SEC, federal and state lawmakers and state insurance regulators continue their efforts at evaluating what is an appropriate regulatory framework around a standard of care for the sale of investment products and services. For example, on April 18, 2018, the SEC proposed a package of rulemakings and interpretations designed to address the standard of care issues and the transparency of retail investors’ relationships with investment advisors and broker-dealers. Additionally, on July 18, 2018, the New York State Department of Financial Services adopted a best interest standard of care regulation applicable to annuity and life transactions through issuance of the First Amendment to Insurance Regulation 187 – Suitability and Best Interests in Life Insurance and Annuity Transactions (Regulation 187). The compliance date for Regulation 187 is August 1, 2019 for annuity products and February 1, 2020 for life products. As amended, Regulation 187 requires producers to act in their client’s best interest when making point-of-sale and in-force recommendations, and provide in writing the basis for the recommendation, as well as the facts and analysis to support the recommendation. The amended regulation also imposes additional duties on life insurance companies in relation to these transactions, such as requiring insurers to establish and maintain procedures designed to prevent financial exploitation and abuse. We will implement and enhance processes and procedures, where needed, to comply with this regulation. Other states, such as Nevada, Maryland and New Jersey, have also proposed similar standard of care regulations applicable to insurance producers and/or insurance companies. We continue to closely follow these proposals and other relevant federal and state-level regulatory and legislative developments in this area. While we cannot predict the long-term impact of these developments on our Life and Retirement businesses, we believe our diverse product offerings and distribution relationships position us to compete effectively in this evolving marketplace.

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

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Years Ended December 31,				Percentage Change
Rate for 1 USD	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Currency:
GBP	0.75	0.78	0.73	(4)%	7%
EUR	0.84	0.90	0.90	(7)%	-%
JPY	110.50	112.44	109.19	(2)%	3%

Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

Other Industry Developments

On September 7, 2017, the UK Ministry of Justice announced a proposal to increase the Ogden rate from negative 0.75 percent to between zero and one percent. Following this announcement, on December 20, 2018 the UK Parliament passed the Civil Liability Act 2018 which implements a new framework for determining the Ogden rate and requires the UK Ministry of Justice to start a review of the Ogden rate within 90 days of its commencement and review periodically thereafter. The Ministry of Justice concluded a public call for evidence on January 30, 2019 prior to beginning its first review. We will continue to monitor the progress of potential changes to the Ogden rate.

64                             AIG | 2018 Form 10-K

ITEM 7 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations on a reported basis for the three-year period ended December 31, 2018. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see the Critical Accounting Estimates section of this MD&A.

The following table presents our consolidated results of operations and other key financial metrics:

Year Ended December 31,				Percentage Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Premiums	$30,614	$31,374	$34,393	(2)%	(9)%
Policy fees	2,791	2,935	2,732	(5)	7
Net investment income	12,476	14,179	14,065	(12)	1
Net realized capital losses	(130)	(1,380)	(1,944)	91	29
Other income	1,638	2,412	3,121	(32)	(23)
Total revenues	47,389	49,520	52,367	(4)	(5)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	27,412	29,972	32,437	(9)	(8)
Interest credited to policyholder account balances	3,754	3,592	3,705	5	(3)
Amortization of deferred policy acquisition costs	5,386	4,288	4,521	26	(5)
General operating and other expenses	9,302	9,107	10,989	2	(17)
Interest expense	1,309	1,168	1,260	12	(7)
(Gain) loss on extinguishment of debt	7	(5)	74	NM	NM
Net gain on sale of divested businesses	(38)	(68)	(545)	44	88
Total benefits, losses and expenses	47,132	48,054	52,441	(2)	(8)
Income (loss) from continuing operations before
income tax expense (benefit)	257	1,466	(74)	(82)	NM
Current	336	636	576	(47)	10
Deferred	(182)	6,890	(391)	NM	NM
Income tax expense (benefit)	154	7,526	185	(98)	NM
Income (loss) from continuing operations	103	(6,060)	(259)	NM	NM
Income (loss) from discontinued operations,
net of income tax expense (benefit)	(42)	4	(90)	NM	NM
Net income (loss)	61	(6,056)	(349)	NM	NM
Less: Net income (loss) attributable to
noncontrolling interests	67	28	500	139	(94)
Net loss attributable to AIG	$(6)	$(6,084)	$(849)	100%	NM	%

Years Ended December 31,	2018	2017	2016
Return on equity	0.0%	(8.4)%	(1.0)%
Adjusted Return on equity	2.1	4.1	0.6

		December 31,	December 31,
(in millions, except per share data)		2018	2017
Balance sheet data:
Total assets		$491,984	$498,301
Long-term debt		34,540	31,640
Total AIG shareholders’ equity		56,361	65,171
Book value per common share		65.04	72.49
Book value per common share, excluding AOCI		66.67	66.41
Adjusted book value per common share		54.95	54.74

AIG | 2018 Form 10-K                          65

ITEM 7 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to adjusted pre-tax income/adjusted after-tax income attributable to AIG:

Year Ended December 31,	2018			2017			2016
		Total Tax			Total Tax			Total Tax
		(Benefit)	After		(Benefit)	After		(Benefit)	After
(in millions, except per share data)	Pre-tax	Charge	Tax	Pre-tax	Charge	Tax	Pre-tax	Charge	Tax
Pre-tax income/net income (loss), including
noncontrolling interests	$257	$154	$15	$1,466	$7,526	$(6,063)	$(74)	$185	$(288)
Noncontrolling interest			(21)			(21)			(561)
Pre-tax income/net income (loss) attributable
to AIG	$257	$154	$(6)	$1,466	$7,526	$(6,084)	$(74)	$185	$(849)
Changes in uncertain tax positions and other tax
adjustments		(48)	48		(488)	488		63	(63)
Deferred income tax valuation allowance charges		(21)	21		(43)	43		(83)	83
Impact of Tax Act		-	-		(6,687)	6,687		-	-
Changes in fair value of securities used to hedge
guaranteed living benefits	154	32	122	(146)	(51)	(95)	(120)	(42)	(78)
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	(6)	(3)	(3)	(303)	(106)	(197)	(195)	(68)	(127)
Unfavorable (favorable) prior year development and
related amortization changes ceded
under retroactive reinsurance agreements	675	142	533	303	106	197	(42)	(15)	(27)
(Gain) loss on extinguishment of debt	7	1	6	(5)	(2)	(3)	74	26	48
Net realized capital losses(a)	193	41	152	1,380	506	874	1,944	561	1,383
Noncontrolling interest on
net realized capital losses			46			7			(61)
(Income) loss from discontinued operations			42			(4)			90
Income from divested businesses	(38)	(8)	(30)	(68)	(41)	(27)	(545)	(309)	(236)
Non-operating litigation reserves and settlements	19	4	15	(129)	(45)	(84)	(41)	(14)	(27)
Net loss reserve discount (benefit) charge	(371)	(79)	(292)	187	65	122	(427)	(150)	(277)
Pension expense related to a one-time lump sum
payment to former employees	-	-	-	60	21	39	147	51	96
Integration and transaction costs associated with
acquired businesses	124	26	98	-	-	-	-	-	-
Restructuring and other costs	395	83	312	413	145	268	694	243	451
Adjusted pre-tax income/Adjusted after-tax
income	$1,409	$324	$1,064	$3,158	$906	$2,231	$1,415	$448	$406

Weighted average diluted shares outstanding			910.1			930.6			1,091.1
Loss per common share attributable
to AIG (diluted)			$(0.01)			$(6.54)			$(0.78)
Adjusted after-tax income per
common share attributable to AIG (diluted)(b)			$1.17			$2.34			$0.36

(a)  Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

(b)  For 2017 and 2016, because we reported a net loss attributable to AIG common shareholders from continuing operations, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts.  However, because we reported adjusted after-tax income, the calculation of adjusted after-tax income per diluted share includes 22,412,682 dilutive shares and 30,326,772 dilutive shares for 2017 and 2016, respectively.

66                             AIG | 2018 Form 10-K

ITEM 7 | Consolidated Results of Operations

pre-tax income Comparison for 2018 and 2017

Pre-tax income decreased in 2018 compared to 2017 primarily due to:

•      lower investment returns primarily driven by lower hedge fund performance, a decline in income from fixed maturity securities for which the fair value option was elected compared to higher returns on this portfolio in 2017 as a result of significant spread tightening that occurred, losses on our fair value option equities portfolio, and lower invested assets resulting from the funding of the adverse development reinsurance agreement with NICO late in the first quarter of 2017;

•      a net unfavorable adjustment from the review and update of Life and Retirement actuarial assumptions compared to a net favorable adjustment in the prior year; and

•      higher general operating and other expenses due to the acquisition of Validus, business growth and continued investments in business platforms.

Partially offset by:

•      lower losses incurred from General Insurance operations driven by significantly lower catastrophe losses and lower unfavorable prior year loss reserve development, partially offset by higher severe losses; and

•      lower net realized capital losses due to:

–    Life and Retirement guaranteed living benefits, net of hedges, which reflected net realized capital gains in 2018 compared to net realized capital losses in 2017, primarily due to changes in the movement in the non-performance or “own credit” risk adjustment (NPA), which is not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results);

–    Partially offset by losses on the sale of securities in 2018 due to a decline in the credit and equity markets in the fourth quarter of 2018 compared to gains in the prior year.

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

•      a net favorable adjustment from the update of Life and Retirement actuarial assumptions compared to a net unfavorable adjustment in the prior year;

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

Partially offset by:

•      movement in the NPA, driven by tightening credit spreads and lower expected GMWB payments due to higher equity markets, and higher derivative losses from variable annuity GMWB, net of hedges, including losses from guaranteed living benefit embedded derivatives, net of hedging, primarily due to a higher net unfavorable adjustment from updates of actuarial assumptions; and

•      gains in the prior year on the sale of a portion of our investment in People’s Insurance Company (Group) of China Limited and PICC Property & Casualty Company Limited (collectively, our PICC Investment).

AIG | 2018 Form 10-K                          67

ITEM 7 | Consolidated Results of Operations

The increase in pre-tax results was partially offset by lower income from divested businesses in 2017 compared to the prior year due to gains on the sales of United Guaranty, AIG Advisor Group and NSM, partially offset by losses on the agreements to sell Fuji Life to FWD Group and certain insurance operations and assets to Fairfax.

U.S. Tax Reform Overview

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the Tax Act).  The Tax Act reduced the statutory rate of U.S. federal corporate income tax to 21 percent and enacted numerous other changes impacting AIG and the insurance industry.  At December 31, 2017, we originally recorded a provisional estimate of income tax effects of the Tax Act of $6.7 billion, including a tax charge of $6.7 billion attributable to the reduction in the U.S. corporate income tax rate and tax benefit of $38 million related to the deemed repatriation tax. Our provisional estimate of $6.7 billion was based in part on a reasonable estimate of the effects of the statutory income tax rate reduction on existing deferred tax balances and of certain provisions of the Tax Act. We filed our 2017 consolidated U.S. income tax return and have completed our review of the primary impact of the Tax Act provisions on our deferred taxes. As a result, we consider the accounting for the effects of the rate change on deferred tax balances to be complete and no material measurement period changes were recorded for this item.

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

The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. There are substantial uncertainties in the interpretation of BEAT and GILTI and while certain formal guidance was issued by the U.S. tax authority, there are still aspects of the Tax Act that remain unclear and additional guidance is either still pending or expected in 2019. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

During the period ended December 31, 2018, we have completed our review of the impact of the Tax Act on our forecasts of taxable income, made certain assumptions related to interpretation of relevant new rules, and incorporated guidance issued by the U.S. tax authority.  While the prescribed SAB 118 measurement period has ended, there are still certain aspects of the Tax Act that remain unclear, including the complex interplay of the new tax rules with the rules governing the utilization of our tax attributes, and formal guidance from the U.S. tax authority is still pending. We will continue to review the impact of any additional guidance issued by the U.S. tax authority on our valuation allowance analysis in accordance with the relevant accounting guidance. Accordingly, as of December 31, 2018, we consider the determination of the need for a valuation allowance related to the Tax Act to be complete based on our analysis of existing tax law and relevant tax guidance, and no measurement period adjustment was recorded.

Repatriation Assumptions

As a result of the Tax Act, the majority of accumulated foreign earnings that were previously untaxed are subject to a one-time deemed repatriation tax. Going forward, foreign earnings not taxed as part of the one-time deemed repatriation (or otherwise taxed currently under the GILTI or subpart F regimes) will generally be exempt from U.S. tax upon repatriation. Notwithstanding the changes, U.S. tax on foreign exchange gain or loss and certain non-U.S. withholding taxes will continue to be applicable upon future repatriations of foreign earnings. For 2018, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. While, following the enactment of the Tax Act, distributions from foreign affiliates are, generally, not subject to U.S. income tax, such distributions may be subject to local withholding taxes. A deferred tax liability of approximately $100 million to $150 million related to such withholding taxes has not been recorded for those foreign subsidiaries whose earnings are considered to be indefinitely reinvested. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

Deemed Repatriation Tax & Impact on Liquidity

The Tax Act requires companies to pay a one-time transition tax, net of tax credits, related to applicable foreign taxes paid, on previously untaxed current and accumulated earnings and profits of certain of our foreign subsidiaries. We were able to reasonably estimate the deemed repatriation tax and originally recorded a provisional estimated tax benefit of $38 million at December 31, 2017.

68                             AIG | 2018 Form 10-K

ITEM 7 | Consolidated Results of Operations

We have completed our review of post-1986 earnings and profits of our foreign affiliates. Incorporating additional IRS guidance issued with respect to the deemed repatriation tax, as well as the relevant basis adjustments, we recognized a measurement period tax charge of $62 million. The effect of deemed repatriation tax, which has now been determined to be complete, resulted in a liability of $24 million.

INCOME TAX EXPENSE ANALYSIS

For the year ended December 31, 2018, the effective tax rate on income from continuing operations was 59.9 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to

•      tax charges of:

–    $62 million measurement period adjustment related to the deemed repatriation tax,

–    $48 million net charge primarily related to the accrual of IRS interest (including interest related to uncertain tax positions),

–    $44 million associated with the effect of foreign operations,

–    $21 million of additional U.S. taxes imposed on income of our foreign subsidiaries under international provisions of the Tax Act,

–    $21 million valuation allowance activity related to certain foreign subsidiaries and state jurisdictions, and

–    $29 million of non-deductible transfer pricing charges;

•      partially offset by tax benefits of

–    $72 million of reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities,

–    $37 million of tax exempt income, and

–    $13 million of excess tax deductions related to share based compensation payments recorded through the income statement.

The effect of foreign operations is primarily related to income and losses in our foreign operations taxed at statutory tax rates different than 21 percent and foreign income subject to U.S. taxation.

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

–    $35 million of non-deductible transfer pricing charges;

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

–    $216 million of tax and related interest associated with increases in uncertain tax positions related to cross border financing transactions,

–    $118 million related to disposition of subsidiaries,

–    $102 million related to non-deductible transfer pricing charges, and

–    $83 million related to increases in the deferred tax asset valuation allowances associated with U.S. federal and certain foreign jurisdictions;

AIG | 2018 Form 10-K                          69

ITEM 7 | Consolidated Results of Operations

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

For additional information see Note 23 to the Consolidated Financial Statements.

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

Years Ended December 31,
(in millions)	2018	2017	2016
Core business:
General Insurance
North America	$(8)	$(232)	$(2,399)
International	(461)	(581)	348
General Insurance	(469)	(813)	(2,051)
Life and Retirement			-
Individual Retirement	1,681	2,289	2,269
Group Retirement	933	1,004	931
Life Insurance	330	274	(37)
Institutional Markets	246	264	265
Life and Retirement	3,190	3,831	3,428
Other Operations	(1,584)	(1,405)	(1,011)
Consolidations, eliminations and other adjustments	59	75	42
Total Core	1,196	1,688	408
Legacy Portfolio	213	1,470	1,007
Adjusted pre-tax income	$1,409	$3,158	$1,415

70                             AIG | 2018 Form 10-K

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

Property: Products include commercial and industrial property insurance products and services that cover exposures to man-made and natural disasters, including business interruption.

Special Risks: Products include aerospace, political risk, trade credit, portfolio solutions, energy-related property insurance products, surety, marine and crop insurance.

Personal Lines:  Products include personal auto and property in selected markets and insurance for high net worth individuals offered through AIG Private Client Group (PCG) in the U.S. that covers auto, homeowners, umbrella, yacht, fine art and collections. In addition, we offer extended warranty insurance and services covering electronics, appliances, and HVAC.

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

AIG | 2018 Form 10-K                          71

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

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

General Insurance – North America

Commercial Lines over recent years has experienced challenging market conditions, with widespread surplus capacity increasing competition and suppressing rates across multiple classes of business. However, we are seeing growing market support for rate increases in certain U.S. liability segments (outside of workers’ compensation), with increasing traction in excess casualty, D&O and commercial auto, where rates are supported by a trend of higher loss cost inflation. On the shorter tailed lines, the market is supporting higher rates for accounts which suffered losses from major catastrophe events in 2017 and 2018. We continue to achieve positive rate increases across a number of lines and classes of business as a result of our disciplined underwriting strategy and focus on risk selection. Further, we continue to achieve growth in several of our Commercial Lines high margin businesses, although these market segments remain highly competitive.

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

The Commercial Lines market continues to be highly competitive, due to increased market capacity and ample availability of capital. Despite this, we continue to grow our most profitable segments and diversify our portfolio across all regions by expanding into new product lines (e.g. cyber), new client segments (e.g. middle market) and new distribution channels (e.g. digital and national brokers) while remaining a market leader in key developed and developing markets. We are maintaining our underwriting discipline and continuing our risk selection strategy to improve profitability.

Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality, portfolio diversity, and low volatility of the short-tailed risk in these business lines.

72                             AIG | 2018 Form 10-K

ITEM 7 | Business Segment Operations  | General Insurance

General insurance RESULTS

Years Ended December 31,				Percentage Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Underwriting results:
Net premiums written	$26,407	$25,438	$28,393	4%	(10)%
Decrease in unearned premiums	1,098	588	1,193	87	(51)
Net premiums earned	27,505	26,026	29,586	6	(12)
Losses and loss adjustment expenses incurred(a)	20,824	21,642	25,103	(4)	(14)
Acquisition expenses:
Amortization of deferred policy acquisition costs	4,596	3,765	4,121	22	(9)
Other acquisition expenses	1,385	1,388	1,732	-	(20)
Total acquisition expenses	5,981	5,153	5,853	16	(12)
General operating expenses	3,837	3,712	4,235	3	(12)
Underwriting loss	(3,137)	(4,481)	(5,605)	30	20
Net investment income	2,668	3,668	3,554	(27)	3
Adjusted pre-tax loss	$(469)	$(813)	$(2,051)	42%	60%
Loss ratio(a)	75.7	83.2	84.8	(7.5)	(1.6)
Acquisition ratio	21.7	19.8	19.8	1.9	-
General operating expense ratio	14.0	14.3	14.3	(0.3)	-
Expense ratio	35.7	34.1	34.1	1.6	-
Combined ratio(a)	111.4	117.3	118.9	(5.9)	(1.6)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(10.5)	(16.1)	(4.4)	5.6	(11.7)
Prior year development, net of (additional) return premium on loss sensitive business	(1.5)	(4.0)	(18.5)	2.5	14.5
Adjustment for ceded premiums under reinsurance contracts related to prior accident years and other	0.3	(0.1)	-	0.4	(0.1)
Accident year loss ratio, as adjusted	64.0	63.0	61.9	1.0	1.1
Accident year combined ratio, as adjusted	99.7	97.1	96.0	2.6	1.1

(a)  Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

Years Ended December 31,				Percentage Change in U.S. dollars		Percentage Change in Original Currency
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
North America(a)(b)	$11,383	$10,973	$13,026	4%	(16)%	4%	(16)%
International(c)	15,024	14,465	15,367	4	(6)	1	(4)
Total net premiums written	$26,407	$25,438	$28,393	4%	(10)%	3%	(10)%

(a)  As a result of the Validus acquisition, 2018 includes additional Net premiums written for North America and International of $500 million and $371 million, respectively.

(b)  As a result of the Glatfelter acquisition, 2018 includes additional Net premiums written for North America of $27 million.

(c)  As a result of the merger of AIUI Japan and Fuji Fire and Marine Insurance Company (Fuji), Fuji’s fiscal reporting period was conformed to that of AIUI Japan (Japan Merger Impact). Therefore, 2018 includes approximately $300 million for two additional months of Net premiums written from Fuji. This also resulted in Fuji’s annual policy renewal period being reported in the second quarter of 2018 compared to the third quarter of the prior year.

AIG | 2018 Form 10-K                          73

ITEM 7 | Business Segment Operations  | General Insurance

The following tables present General Insurance accident year catastrophes and severe losses by geography(a) and number of events:

Catastrophes(b)

	# of		North
(in millions)	Events		America	International	Total
Year Ended December 31, 2018
Flooding	3		$16	$154	$170
Windstorms and hailstorms	23		1,123	791	1,914
Wildfire	5		712	4	716
Earthquakes	3		19	82	101
Volcanic eruptions	1		16	2	18
Reinstatement premiums	-		(33)	(1)	(34)
Total catastrophe-related charges	35		$1,853	$1,032	$2,885
Year Ended December 31, 2017
Flooding	-	(c)	$962	$158	$1,120
Windstorms and hailstorms	20		1,771	616	2,387
Wildfire	2		562	10	572
Tropical cyclone	1		-	66	66
Earthquakes	1		-	41	41
Reinstatement premiums	-		(23)	-	(23)
Total catastrophe-related charges	24		$3,272	$891	$4,163
Year Ended December 31, 2016
Flooding	3		$134	$27	$161
Windstorms and hailstorms	19		631	127	758
Wildfire	2		129	7	136
Earthquakes	3		25	205	230
Other	1		-	40	40
Reinstatement premiums	-		(2)	3	1
Total catastrophe-related charges	28		$917	409	1,326

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

(c) Flooding events reported in 2017 are a subset of windstorm events.

Severe Losses(d)

Years Ended December 31,	# of	North
(in millions)	Events	America	International	Total
2018(e)	42	$300	$376	$676
2017(e)	27	$203	$273	$476
2016	24	$110	$323	$433

(d)  Severe losses are defined as non-catastrophe individual first party losses, surety losses and trade credit losses greater than $10 million, net of related reinsurance and salvage and subrogation.

(e) The amounts presented for 2018, are net of $207 million of recoveries, $96 million in North America and $111 million in International, under aggregate reinsurance contracts. Eligible incurred losses under these agreements exceeded the applicable aggregate attachment point in the third quarter of 2018. The amount presented for 2017 is net of $121 million of recoveries, $65 million in North America and $56 million in International, under an aggregate reinsurance contract.  Eligible incurred losses under this agreement exceeded the applicable aggregate attachment point in the fourth quarter of 2017. There were no aggregate recoveries included in the amounts presented or 2016.

74                             AIG | 2018 Form 10-K

ITEM 7 | Business Segment Operations  | General Insurance

North America Results

Years Ended December 31,				Percentage Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Underwriting results:
Net premiums written	$11,383	$10,973	$13,026	4%	(16)%
(Increase) decrease in unearned premiums	931	482	938	93	(49)
Net premiums earned	12,314	11,455	13,964	7	(18)
Losses and loss adjustment expenses incurred(a)	10,776	11,646	15,692	(7)	(26)
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,859	1,305	1,444	42	(10)
Other acquisition expenses	515	485	718	6	(32)
Total acquisition expenses	2,374	1,790	2,162	33	(17)
General operating expenses	1,477	1,396	1,550	6	(10)
Underwriting loss	(2,313)	(3,377)	(5,440)	32	38
Net investment income	2,305	3,145	3,041	(27)	3
Adjusted pre-tax loss	$(8)	$(232)	$(2,399)	97%	90%
Loss ratio(a)	87.5	101.7	112.4	(14.2)	(10.7)
Acquisition ratio	19.3	15.6	15.5	3.7	0.1
General operating expense ratio	12.0	12.2	11.1	(0.2)	1.1
Expense ratio	31.3	27.8	26.6	3.5	1.2
Combined ratio(a)	118.8	129.5	139.0	(10.7)	(9.5)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(15.1)	(28.7)	(6.6)	13.6	(22.1)
Prior year development, net of (additional) return premium on loss sensitive business	(3.1)	(3.6)	(37.9)	0.5	34.3
Adjustment for ceded premiums under reinsurance contracts related to prior accident years and other	0.8	(0.3)	-	1.1	(0.3)
Accident year loss ratio, as adjusted	70.1	69.1	67.9	1.0	1.2
Accident year combined ratio, as adjusted	101.4	96.9	94.5	4.5	2.4

(a)  Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

Business and Financial Highlights

The North America General Insurance business is focused on making progress towards improved underwriting results and efficiencies. This includes strengthening our talent base; ongoing investment in pricing and monitoring tools; continuous review of our risk appetite combined with enhanced focus on portfolio management and individual business strategy; reduction of our gross and net limits; and increased use of reinsurance.

Adjusted pre-tax loss decreased in the year ended December 31, 2018 compared to the prior year, primarily due to lower catastrophe losses and lower unfavorable prior year loss reserve development, partially offset by lower net investment income mainly due to lower investment returns on alternative investments and higher severe losses.  Net premiums written increased primarily due to growth in Personal Insurance, lower ceded premiums driven by changes in the 2018 reinsurance programs and the inclusion of the Validus acquisition.

For further discussion on prior year loss reserve development see Insurance Reserves.

For a discussion of 2018 reinsurance programs see Part II, Item 7 Management's Discussion and Analysis of Financial Condition Results of Operation - Enterprise Risk Management.

AIG | 2018 Form 10-K                          75

ITEM 7 | Business Segment Operations  | General Insurance

North America Adjusted Pre-Tax Loss (in millions)

2018 and 2017 Comparison

Adjusted pre-tax loss decreased primarily due to:

•      significantly lower catastrophe losses; and

•      lower unfavorable prior year loss reserve development.

These were partially offset by:

•      lower investment returns on alternative investments, primarily driven by less robust private equity and hedge fund performance compared to 2017, and a decline in income from securities for which the fair value option was elected as well as lower interest and dividends due to lower invested assets resulting from the first quarter 2017 funding of the adverse development reinsurance agreement with NICO;

•      higher severe losses;

•      higher acquisition ratio primarily driven by changes in portfolio mix, higher insurance taxes, licenses and fees, and changes in the 2018 reinsurance programs; and

•      higher general operating expenses due to the inclusion of the Validus and Glatfelter acquisition; however general operating expense ratio decreased slightly.

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

76                             AIG | 2018 Form 10-K

ITEM 7 | Business Segment Operations  | General Insurance

North America Net Premiums Written (in millions)

2018 and 2017 Comparison

Net premiums written increased primarily due to:

•      growth in the Travel business within Personal Insurance;

•      lower ceded premiums due to changes in the 2018 reinsurance programs; and

•      the inclusion of the Validus and Glatfelter acquisitions.

This increase was partially offset by:

•      lower production primarily in Property, Programs business, and D&O products within Financial Lines mainly due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline; and

•      exiting of certain businesses in Accident & Health in 2017.

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

This decrease was partially offset by:

•      the growth of PCG business within Personal Lines and travel insurance within Accident & Health;

•      recognition of ceded return premiums on our excess of loss reinsurance covers; and

•      lower ceded premiums related to the reinsurance arrangement with the Swiss Re Group partially offset by lower assumed premium from the quota share reinsurance agreement with United Guaranty.

AIG | 2018 Form 10-K                          77

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

These decreases in the loss ratio were partially offset by a higher current accident year loss ratio, as adjusted, driven primarily by higher severe losses.

The increase in the expense ratio reflected a higher acquisition ratio primarily due to changes in portfolio mix, higher insurance taxes, licenses and fees, and changes in the 2018 reinsurance programs.

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

This decrease in the loss ratio was partially offset by:

•      higher catastrophe losses primarily driven by hurricanes Harvey, Irma and Maria, and the California wildfires; and

•      a slightly elevated current accident year loss ratio, as adjusted, driven primarily by higher severe losses and an increase in loss estimates in Casualty and Financial Lines reflecting the result of 2017 detailed valuation reviews, partially offset by lower current accident year losses in Personal Insurance.

The increase in the expense ratio was primarily due to a higher general operating expense ratio primarily driven by a decrease in net premiums earned reflecting portfolio optimization, which more than offset expense reductions.

78                             AIG | 2018 Form 10-K

ITEM 7 | Business Segment Operations  | General Insurance

International Results

Years Ended December 31,				Percentage Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Underwriting results:
Net premiums written	$15,024	$14,465	$15,367	4%	(6)%
Decrease in unearned premiums	167	106	255	58	(58)
Net premiums earned	15,191	14,571	15,622	4	(7)
Losses and loss adjustment expenses incurred	10,048	9,996	9,411	1	6
Acquisition expenses:
Amortization of deferred policy acquisition costs	2,737	2,460	2,677	11	(8)
Other acquisition expenses	870	903	1,014	(4)	(11)
Total acquisition expenses	3,607	3,363	3,691	7	(9)
General operating expenses	2,360	2,316	2,685	2	(14)
Underwriting loss(a)	(824)	(1,104)	(165)	25	NM
Net investment income	363	523	513	(31)	2
Adjusted pre-tax income (loss)	$(461)	$(581)	$348	21%	NM	%
Loss ratio	66.1	68.6	60.2	(2.5)	8.4
Acquisition ratio	23.7	23.1	23.6	0.6	(0.5)
General operating expense ratio	15.5	15.9	17.2	(0.4)	(1.3)
Expense ratio	39.2	39.0	40.8	0.2	(1.8)
Combined ratio	105.3	107.6	101.0	(2.3)	6.6
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(6.8)	(6.1)	(2.6)	(0.7)	(3.5)
Prior year development, net of (additional) return premium on loss sensitive business	(0.2)	(4.3)	(1.0)	4.1	(3.3)
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	-	-	-	NM	NM
Accident year loss ratio, as adjusted	59.1	58.2	56.6	0.9	1.6
Accident year combined ratio, as adjusted	98.3	97.2	97.4	1.1	(0.2)

(a)    As a result of the Japan Merger Impact, 2018 includes two additional months of operating earnings increasing Net premiums written, Net premiums earned, Losses and loss adjustment expenses incurred, and Adjusted pre-tax income by approximately $300 million, $300 million, $200 million and $15 million, respectively.

Business and Financial Highlights

The International General Insurance business is focused on underwriting profits and improved efficiency, further improving underwriting margins, and growing profitably in segments and geographies that support our growth strategy. This includes creating operating leverage by improving the expense ratio, a focus on new business sales in Japan, a strategic review of the use of reinsurance and leveraging Talbot, International’s newly acquired Lloyd’s of London insurance syndicate.

Adjusted pre-tax loss decreased in 2018 compared to the same period in the prior year primarily due to significantly lower unfavorable prior year loss reserve development, partially offset by higher severe and catastrophe losses and lower net investment income.

For further discussion on prior year loss reserve development see Insurance Reserves.

Net premiums written, excluding the impact of foreign exchange, increased primarily due to the inclusion of the Validus acquisition and business growth, partially offset by the sale of certain insurance operations and assets to Fairfax.

AIG | 2018 Form 10-K                          79

ITEM 7 | Business Segment Operations  | General Insurance

International Adjusted Pre-Tax Income (Loss) (in millions)

2018 and 2017 Comparison

Adjusted pre-tax loss decreased primarily due to significantly lower unfavorable prior year loss reserve development.

This decrease was partially offset by:

•      higher catastrophe losses;

•      higher current accident year loss ratio, as adjusted, driven primarily by higher severe losses; and

•      lower net investment income driven by weaker market performance of equity securities for which the fair value option was elected, a decrease in alternative investments portfolio holdings and lower income from equity method investments.

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

80                             AIG | 2018 Form 10-K

ITEM 7 | Business Segment Operations  | General Insurance

International Net Premiums Written (in millions)

2018 and 2017 Comparison

Net premiums written, excluding the impact of foreign exchange, increased due to:

•      growth in Accident & Health and Personal Lines business in Asia Pacific and in the Financial Lines business in Europe;

•      inclusion of the Validus acquisition; and

•      the Japan Merger Impact.

This increase was partially offset by:

•      sale of certain insurance operations and assets to Fairfax;

•      lower business production in Japan because of delayed product introduction related to the Japan Merger Impact and exit from unprofitable distribution channels;

•      higher ceded premiums due to changes in 2018 reinsurance programs; and

•      lower production primarily driven by portfolio remediation efforts.

.

International Net Premiums Written (in millions)

2017 and 2016 Comparison

Net premiums written decreased, excluding the impact of foreign exchange,  primarily due to:

•      the sale of our interest in the Ascot business and certain of our insurance operations to  Fairfax; and

•      lower production in our Japan business reflecting our focus on profitability combined with a competitive market environment.

AIG | 2018 Form 10-K                          81

ITEM 7 | Business Segment Operations  | General Insurance

International Combined Ratios

2018  and 2017 Comparison

The decrease in the combined ratio reflected a lower loss ratio partially offset by a slightly higher expense ratio.

This decrease in the loss ratio was primarily driven by significantly lower unfavorable prior year loss reserve development partially offset by:

•      a higher current accident year loss ratio, as adjusted, driven primarily by higher severe losses; and

•      higher catastrophe losses.

The slight increase in the expense ratio was primarily driven by a higher acquisition ratio mainly due to changes in business mix combined with changes in 2018 reinsurance programs.

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

•      higher prior year unfavorable loss reserve development impacted by unfavorable loss emergence in Europe Casualty and Property; and

•      a higher current accident year loss ratio, as adjusted, in Europe Casualty driven by an increase in loss estimates as a result of 2017 year-end detailed reserve valuation reviews slightly offset by lower severe losses and improved current accident year performance in Europe and Japan Personal Insurance.

The decrease in the expense ratio was primarily due to:

•      a lower general operating expense ratio driven by lower employee-related expenses and other expense reduction initiatives; and

•      a lower acquisition ratio driven by the sale of our interest in the Ascot business.

82                             AIG | 2018 Form 10-K

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

Federal Home Loan Bank (FHLB) Funding Agreements are issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments. Funding agreements are issued by our U.S. Life and Retirement companies to FHLBs in their respective districts at floating rates over specified periods, which can be prepaid at our discretion. Proceeds are generally invested in fixed income securities and other suitable investments to generate spreads. These investment contracts do not have mortality or morbidity risk and are similar to GICs.

AIG | 2018 Form 10-K                           83

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

84                             AIG | 2018 Form 10-K

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

AIG | 2018 Form 10-K                           85

ITEM 7 |  Business Segment Operations | Life and Retirement

Life Insurance

Consumers have a significant need for life insurance, whether it is used for income replacement for their surviving family, estate planning or wealth transfer. Additionally, consumers use life insurance to provide living benefits in case of chronic, critical or terminal illnesses, and to supplement retirement income.

In response to consumer needs and a sustained low interest rate environment, our Life Insurance product portfolio will continue to promote products with lower long-duration interest rate risk and mitigate exposure to products that have long-duration interest rate risk through sales levels and hedging strategies.

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

life and retirement RESULTS

Years Ended December 31,				Percentage Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Premiums	$2,592	$4,046	$2,288	(36)%	77%
Policy fees	2,669	2,798	2,590	(5)	8
Net investment income	7,922	7,816	7,622	1	3
Other income	953	926	1,278	3	(28)
Total adjusted revenues	14,136	15,586	13,778	(9)	13
Benefits and expenses:
Policyholder benefits and losses incurred	4,179	5,247	3,496	(20)	50
Interest credited to policyholder account balances	3,513	3,360	3,449	5	(3)
Amortization of deferred policy acquisition costs	680	743	613	(8)	21
General operating and other expenses*	2,412	2,296	2,700	5	(15)
Interest expense	162	109	92	49	18
Total operating expenses	10,946	11,755	10,350	(7)	14
Adjusted pre-tax income	$3,190	$3,831	$3,428	(17)%	12%

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

86                             AIG | 2018 Form 10-K

ITEM 7 |  Business Segment Operations | Life and Retirement

Individual Retirement Results

Years Ended December 31,				Percentage Change
(in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenues:
Premiums	$52	$91	$163	(43)%		(44)%
Policy fees	804	767	709	5		8
Net investment income	3,827	4,013	3,878	(5)		3
Advisory fee and other income	655	643	1,008	2		(36)
Benefits and expenses:
Policyholder benefits and losses incurred	261	161	173	62		(7)
Interest credited to policyholder account balances	1,679	1,616	1,684	4		(4)
Amortization of deferred policy acquisition costs	630	415	298	52		39
Non deferrable insurance commissions	324	308	226	5		36
Advisory fee expenses	238	241	570	(1)		(58)
General operating expenses	443	426	488	4		(13)
Interest expense	82	58	50	41		16
Adjusted pre-tax income	$1,681	$2,289	$2,269	(27)%		1%
Fixed Annuities base net investment spread:
Base yield	4.60%	4.80%	4.90%	(20)	bps	(10)	bps
Cost of funds	2.65	2.65	2.74	-		(9)
Fixed Annuities base net investment spread	1.95%	2.15%	2.16%	(20)	bps	(1)	bps

Business and Financial Highlights

The market environment continues to reflect uncertainties in the annuity business resulting from a sustained low interest rate environment. While interest rates increased during 2018, rates remain low relative to historical levels. Premiums and deposits improved in 2018 compared to 2017 but were lower than 2016. Premiums and deposits in 2018 included deposits from FHLB funding agreements. Net flows in 2018 deteriorated compared to 2017 and 2016 and continued to be negative primarily due to higher surrenders and withdrawals, mainly in Retail Mutual Funds.

Excluding the impact of the review and update of actuarial assumptions, adjusted pre-tax income decreased in 2018 compared to 2017 and 2016. In 2018 compared to 2017, results reflect decreased Fixed Annuity base spread income primarily due to lower reinvestment yields and decreased gains on securities for which the fair value option was elected, and higher Variable Annuity DAC amortization and reserves due to lower equity market performance. Partially offsetting these decreases were higher policy and advisory fees, and increased base spread income for Index Annuities. In 2017 compared to 2016, results reflected higher gains on securities for which the fair value option was elected, higher net investment spread for Indexed Annuities, higher policy fees, and higher returns from alternative investments. Offsetting these increases were decreased net investment income due to reduction of the size of the hedge fund portfolio as well as impact of the sale of the Advisor Group in May 2016 resulting in decreased advisory fee income, advisory fee expenses, and general operating expenses. In addition, Fixed Annuities base net investment spread in 2017 declined compared to 2016 primarily due to lower reinvestment yields.

AIG | 2018 Form 10-K                           87

ITEM 7 |  Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income (in millions)

2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•        a net unfavorable adjustment from the review and update of actuarial assumptions of $52 million in 2018, compared to a net favorable adjustment of $242 million in the prior year;

•        a decline in net investment income, primarily from lower gains on fixed maturity securities for which the fair value option was elected when compared to 2017 where returns were higher as a result of significant spread tightening that occurred and lower bond call and tender income;

•        a decline in Fixed Annuity base spread income primarily driven by lower reinvestment yields and volumes; and

•        higher Variable Annuity DAC amortization and reserves due to lower equity market performance.

Partially offsetting these decreases were:

•        higher Index Annuity base portfolio income reflecting growth in assets from increased sales; and

•        higher policy fees  primarily driven by asset growth in Index and Variable Annuities.

88                             AIG | 2018 Form 10-K

ITEM 7 |  Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income (in millions)

2017 and 2016 Comparison

Adjusted pre-tax income increased primarily due to:

•        higher net investment income, which included higher gains on securities for which the fair value option was elected and higher returns on alternative investments, partially offset by a reduction in the overall size of the hedge fund portfolio;

•        higher base net investment spread primarily in Variable and Index Annuities driven by growth in invested assets, and disciplined pricing and active crediting rate management; and

•        higher policy fees due to growth in annuity account values driven by improved equity market performance.

Partially offsetting these increases were:

•        lower net favorable adjustment from the review and update of actuarial assumptions which was $242 million in 2017 compared to $369 million in 2016;

•        increases in reserves primarily due to additional reserves for guaranteed benefits in 2017 compared to a reduction in 2016;

•        excluding the impact of actuarial assumption updates, higher DAC amortization due to system conversions and model refinements, partially offset by a decrease driven by improved equity market performance;

•        higher commission expense primarily due to growth in account values driven by improved equity market performance and the allocation of reinsurance risk charges, as all U.S. Life and Retirement segments benefited from the reduction in the required statutory capital resulting from a reinsurance agreement entered into in 2016 involving certain whole life, term life and universal life businesses (life insurance reinsurance transactions); and

•        the sale of the Advisor Group in May 2016, which drove the decreases in advisory fee income, advisory expenses and general operating expenses, and resulted in a net $13 million decrease in adjusted pre-tax income.

AIG | 2018 Form 10-K                           89

ITEM 7 |  Business Segment Operations | Life and Retirement

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums decreased in 2018 compared to 2017, primarily due to competitive market rates. Premiums decreased in 2017 compared to 2016, primarily due to strong annuity sales in 2016 driven by higher equity market volatility, which made immediate annuities more attractive to customers seeking less volatile returns.

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

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2018	2017	2016
Premiums	$52	$91	$163
Deposits	15,577	11,819	15,898
Other	(8)	(4)	1
Premiums and deposits	$15,621	$11,906	$16,062

The following table presents surrenders as a percentage of average reserves:

Years Ended December 31,
	2018	2017	2016
Surrenders as a percentage of average reserves
Fixed Annuities	8.2%	6.7%	7.6%
Variable and Index Annuities	6.5	6.0	5.2

The following table presents reserves for Fixed Annuities and Variable and Index Annuities by surrender charge category:

At December 31,	2018		2017
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$30,036	$19,036	$32,299	$18,896
Greater than 0% - 2%	1,037	6,229	1,704	6,045
Greater than 2% - 4%	2,429	9,781	1,560	9,470
Greater than 4%	15,217	33,244	13,329	34,677
Non-surrenderable	1,608	474	1,665	429
Total reserves	$50,327	$68,764	$50,557	$69,517

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For Fixed Annuities, the proportion of reserves subject to surrender charge at December 31, 2018 has increased compared to December 31, 2017 due to improved net flows driven by higher Fixed Annuity sales, combined with fewer policyholders reaching the end of the surrender charge period in 2018 compared to 2017. The increase in reserves with no surrender charge contributed to the increase in the surrender rate for Variable and Index Annuities in 2018 compared to the prior year. Increases in market interest rates in 2018 contributed to the increase in the surrender rate for Fixed Annuities in 2018 compared to the prior year.

90                             AIG | 2018 Form 10-K

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

•      Variable and Index Annuities premiums and deposits increased primarily due to higher index annuity sales driven by expanded distribution and market growth, partially offset by lower variable annuity sales driven by lower bank and broker dealer distribution sales. Sales were also positively impacted by easing industry uncertainty caused by the DOL Fiduciary Rule, which was vacated in June 2018. Index annuity net flows increased primarily due to higher sales but were partially offset by increased surrenders. Variable annuity net flows remained negative and deteriorated primarily due to lower sales and higher surrenders.

•      Funding Agreements premiums and deposits in 2018 reflected deposits from FHLB funding agreements, which were excluded from reported net flows.

•      Retail Mutual Funds net flows remained negative and deteriorated reflecting lower deposits and higher withdrawals due to continued negative industry trends in U.S. equity actively managed funds and the impact of underperformance within our largest fund.

AIG | 2018 Form 10-K                           91

ITEM 7 |  Business Segment Operations | Life and Retirement

Individual Retirement Premiums and Deposits and Net Flows (in millions)

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

•      Variable and Index Annuities premiums and deposits and net flows declined, reflecting a continued decrease in variable annuity industry sales due in part to uncertainty around the implementation of the DOL Fiduciary Rule at the time, partially offset by slightly higher index annuity sales. Lower premiums and deposits combined with higher surrenders resulted in a decrease in net flows.

•      Retail Mutual Funds had negative net flows compared to positive net flows in 2016, reflecting lower deposits and higher withdrawals due to negative industry trends in U.S. equity actively managed funds and uncertainty surrounding the DOL Fiduciary Rule at the time.

92                             AIG | 2018 Form 10-K

ITEM 7 |  Business Segment Operations | Life and Retirement

Group Retirement Results

Years Ended December 31,				Percentage Change
(in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenues:
Premiums	$34	$27	$27	26%		-%
Policy fees	446	427	383	4		11
Net investment income	2,172	2,164	2,146	-		1
Advisory fee and other income	239	230	213	4		8
Benefits and expenses:
Policyholder benefits and losses incurred	85	74	28	15		164
Interest credited to policyholder account balances	1,122	1,115	1,135	1		(2)
Amortization of deferred policy acquisition costs	95	84	129	13		(35)
Non deferrable insurance commissions	117	108	85	8		27
Advisory fee expenses	91	83	75	10		11
General operating expenses	406	348	360	17		(3)
Interest expense	42	32	26	31		23
Adjusted pre-tax income	$933	$1,004	$931	(7)%		8%
Base net investment spread:
Base yield	4.50%	4.53%	4.71%	(3)	bps	(18)	bps
Cost of funds	2.73	2.76	2.89	(3)		(13)
Base net investment spread	1.77%	1.77%	1.82%	-	bps	(5)	bps

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. However, external factors, including increased competition and the consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement’s customer retention. Premiums and deposits increased in 2018 compared to 2017 and decreased slightly in 2017 compared to 2016. Premiums and deposits in 2018 included deposits from FHLB funding agreement. Net flows deteriorated in 2018 compared to 2017 and 2016 and continued to be negative primarily due to higher surrenders, partially offset by increased premiums and deposits in 2018 and slightly decreased premiums and deposits in 2017 compared to 2016.

Excluding the impact of the review and update of actuarial assumptions, adjusted pre-tax income decreased in 2018 compared to 2017 due to increases in general operating expenses and higher variable annuity DAC amortization and reserves due to lower equity market performance partially offset by higher policy fees and net investment income. Excluding the impact of the review and update of actuarial assumptions, adjusted pre-tax income increased in 2017 compared to 2016. In 2017, results reflected higher gains on securities for which the fair value option was elected, higher returns from alternative investments, increased policy and advisory fees, and lower general operating expenses. Partially offsetting these increases were lower base net investment yields partially mitigated by crediting rate management and a reduction in the overall size of the hedge fund portfolio.

AIG | 2018 Form 10-K                           93

ITEM 7 |  Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income (in millions)

2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•      higher general operating expenses, which reflected continued investments in people and technology, and higher legal expenses; and

•      higher Variable Annuity DAC amortization and reserves due to lower equity market performance.

Partially offsetting these decreases were:

•      higher policy and advisory fees, net of expenses, primarily driven by growth in assets; and

•      higher net investment income, primarily from the receipt of non-recurring payments on structured securities and higher commercial mortgage loan prepayments, partially offset by lower gains on fixed maturity securities for which the fair value option was elected when compared to 2017 where returns  were higher as a result of significant spread tightening that occurred.

Group Retirement Adjusted Pre-Tax Income (in millions)

2017 and 2016 Comparison

Adjusted pre-tax income increased primarily due to:

•      a net favorable adjustment from the review and update of actuarial assumptions of $13 million in 2017 compared to a $47 million net unfavorable adjustment in 2016;

•      higher net investment income, which included higher gains on securities for which the fair value option was elected and higher returns on alternative investments, partially offset by a reduction in the overall size of the hedge fund portfolio;

•      higher policy and advisory fees, net of expenses, due to growth in account values driven by improved equity market performance; and

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

94                             AIG | 2018 Form 10-K

ITEM 7 |  Business Segment Operations | Life and Retirement

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in 2018, which primarily represent immediate annuities, increased compared to 2017 and 2016. Overall, premiums is not a significant driver of the Group Retirement results.

Premiums and deposits is a non‑GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts, FHLB funding agreement and mutual funds under administration.

Net flows for annuity products included in Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals. Deposits from FHLB funding agreement was excluded from net flows of Group Retirement, as net flows from this funding agreement is not considered part of the metric to measure Group Retirement’s core recurring performance.

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2018	2017	2016
Premiums	$34	$27	$27
Deposits	8,605	7,523	7,543
Premiums and deposits	$8,639	$7,550	$7,570

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

Years Ended December 31,	2018	2017	2016
Surrenders as a percentage of average reserves and mutual funds	11.3%	8.6%	8.8%

The following table presents reserves for Group Retirement annuities by surrender charge category:

At December 31,
(in millions)	2018	(a)	2017	(a)
No surrender charge(b)	$65,500		$69,006
Greater than 0% - 2%	650		1,087
Greater than 2% - 4%	1,115		1,344
Greater than 4%	5,868		5,270
Non-surrenderable	612		439
Total reserves	$73,745		$77,146

(a)  Excludes mutual fund assets under administration of $17.9 billion and $20.2 billion at December 31, 2018 and 2017, respectively.

(b)  Group Retirement amounts in this category include General Account reserves of approximately $6.3 billion, at December 31, 2018 and 2017, which are subject to 20 percent annual withdrawal limitations at the participant level and General Account reserves of $4.7 billion and $4.5 billion at December 31, 2018 and 2017 respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.

Group Retirement annuities are typically subject to a five- to seven-year surrender charge period, depending on the product.  At December 31, 2018, Group Retirement annuity reserves decreased compared to December 31, 2017 primarily due to a decrease in separate account assets. The surrender rate in 2018 increased compared to 2017 primarily due to higher surrenders, including approximately $1.6 billion of large plan surrenders.

AIG | 2018 Form 10-K                           95

ITEM 7 |  Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows (in millions)

2018 and 2017 Comparison

Net flows deteriorated and continued to be negative primarily due to higher surrenders, including approximately $1.6 billion of large plan surrenders, partially offset by increased deposits. External factors including consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement customer retention. Premiums and deposits in 2018 reflected deposits from FHLB funding agreement, which were excluded from reported net flows.

Group Retirement Premiums and Deposits and Net Flows (in millions)

2017 and 2016 Comparison

Net flows declined and continued to be negative primarily due to surrenders, including plan surrenders of approximately $460 million. In addition, premiums and deposits decreased slightly primarily due to lower index annuity sales, partially offset by significantly higher deposits from plan acquisitions.

96                             AIG | 2018 Form 10-K

ITEM 7 |  Business Segment Operations | Life and Retirement

Life Insurance Results

Years Ended December 31,				Percentage Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Premiums	$1,554	$1,530	$1,407	2%	9%
Policy fees	1,258	1,430	1,319	(12)	8
Net investment income	1,137	1,044	1,035	9	1
Other income	58	52	57	12	(9)
Benefits and expenses:
Policyholder benefits and losses incurred	2,619	2,444	2,452	7	-
Interest credited to policyholder account balances	374	376	386	(1)	(3)
Amortization of deferred policy acquisition costs	(50)	239	182	NM	31
Non deferrable insurance commissions	89	109	155	(18)	(30)
General operating expenses	620	601	668	3	(10)
Interest expense	25	13	12	92	8
Adjusted pre-tax income	$330	$274	$(37)	20%	NM	%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Results for 2018 reflect growth in universal life deposits, and growth in term and international life and health premiums, offset by lower group benefits premiums. Adjusted pre-tax income increased in 2018 compared to 2017 primarily due to higher net investment income driven by growth in invested assets, favorable mortality, and actuarial reserve and reinsurance refinements, offset by higher general operating expenses. Adjusted pre-tax income increased in 2017 compared to 2016 reflecting the impact of favorable actuarial assumption updates in 2017 compared to net unfavorable adjustments in 2016, improved group benefit results, decreased general operating expenses and favorable individual life mortality.

Life Insurance Adjusted Pre-Tax Income (in millions)

2018 and 2017 Comparison

Adjusted pre-tax income increased primarily due to:

•      favorable reserve and reinsurance refinements;

•      higher net investment income primarily due to increases in base portfolio income driven by growth in invested assets and higher alternative returns; and

•      favorable mortality.

Partially offsetting these increases were:

•      a net unfavorable adjustment from the annual review and update of actuarial assumptions of $63 million compared to a net favorable adjustment in the prior year for $29 million; and

•      higher general operating expenses primarily due to growth in international life offset by a reduction in group benefits expenses. In addition, prior-year general operating expenses were reduced by the impact of new business reinsurance.

AIG | 2018 Form 10-K                           97

ITEM 7 |  Business Segment Operations | Life and Retirement

Life Insurance Adjusted Pre-Tax Income (Loss) (in millions)

2017 and 2016 Comparison

Adjusted pre-tax income increased in 2017 compared to a loss in 2016 primarily due to:

•      a net favorable adjustment from the review and update of actuarial assumptions of $29 million in 2017 compared to a $92 million net unfavorable adjustment in 2016;

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

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life, international life and health and group benefits. Premiums, excluding the effect of foreign exchange, increased in 2018 compared to 2017 and 2016. Premiums for 2018 included favorable ceded premium reinsurance refinements in domestic life business.

Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2018	2017	2016
Premiums	$1,554	$1,530	$1,407
Deposits	1,649	1,518	1,419
Other	711	707	693
Premiums and deposits	$3,914	$3,755	$3,519

98                             AIG | 2018 Form 10-K

ITEM 7 |  Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits (in millions)

Premiums and deposits, excluding the effect of foreign exchange, increased in 2018 compared to 2017 and in 2017 compared to 2016, primarily due to growth in universal life, term life and international life and health, including assumed premiums on business distributed by Laya Healthcare. This increase was partially offset by lower group benefits premiums.

Institutional markets Results

Years Ended December 31,				Percentage Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Premiums	$952	$2,398	$691	(60)%	247%
Policy fees	161	174	179	(7)	(3)
Net investment income	786	595	563	32	6
Other income	1	1	-	-	NM
Benefits and expenses:
Policyholder benefits and losses incurred	1,214	2,568	843	(53)	205
Interest credited to policyholder account balances	338	253	244	34	4
Amortization of deferred policy acquisition costs	5	5	4	-	25
Non deferrable insurance commissions	28	28	32	-	(13)
General operating expenses	56	44	41	27	7
Interest expense	13	6	4	117	50
Adjusted pre-tax income	$246	$264	$265	(7)%	-%

Business and Financial Highlights

Institutional Markets continued to opportunistically grow its assets under management, which drove the increase in net investment spread over recent years. Product distribution continues to be strong and the business is focused on maintaining pricing discipline to achieve attractive risk adjusted return.

AIG | 2018 Form 10-K                           99

ITEM 7 |  Business Segment Operations | Life and Retirement

Institutional Markets Adjusted Pre-Tax Income (in millions)

2018 and 2017 Comparison

Decreases in premiums and policyholder benefits were primarily due to pension risk transfer business written in 2017. Growth in reserves and assets under management drove the increase in net investment income with similar impact to policyholder benefits and interest credited.

Adjusted pre-tax income decreased primarily due to:

•      a decrease in policy fees due to lower stable value wrap notional amounts; and

•      higher  general operating expenses  due to investment in business growth.

Institutional Markets Adjusted Pre-Tax Income (in millions)

2017 and 2016 Comparison

Increases in premiums and policyholder benefits were primarily due to pension risk transfer business written in 2017. Growth in reserves and assets under management drove the increase in net investment income with similar impact to policyholder benefits.

Adjusted pre-tax income was comparable to 2016.

100                             AIG | 2018 Form 10-K

ITEM 7 |  Business Segment Operations | Life and Retirement

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums decreased in 2018 compared to 2017 and increased in 2017 compared to 2016 primarily driven by the pension risk transfer business written in 2017.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct premiums as well as deposits received on investment-type annuity contracts, including GICs and FHLB funding agreements. Deposits increased in 2018 compared to 2017 due to FHLB funding agreements.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2018	2017	2016
Premiums	$952	$2,398	$691
Deposits	2,015	1,821	1,434
Other	65	28	28
Premiums and deposits	$3,032	$4,247	$2,153

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits ($ in millions)

Premiums and deposits decreased in 2018 compared to 2017 due to lower sales in pension risk transfer and structured settlements, partially offset by $1.4 billion in FHLB funding agreements. Premiums and deposits increased in 2017 compared to 2016 primarily driven by higher pension risk transfer business, partially offset by lower structured settlement sales.

AIG | 2018 Form 10-K                           101

ITEM 7 |  Business Segment Operations  | Other Operations

Other Operations

The following table presents Other Operations results:

Years Ended December 31,				Percentage Change
(in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Adjusted pre-tax income (loss) by activities:
United Guaranty	$-	$-	$522	NM	%	NM	%
Fuji Life	-	43	14	NM		207
Parent and Other:
Corporate general operating expenses	(726)	(769)	(666)	6		(15)
Interest expense	(1,066)	(968)	(983)	(10)		2
Other income, net	208	289	102	(28)		183
Total Parent and Other	(1,584)	(1,448)	(1,547)	(9)		6
Adjusted pre-tax loss before eliminations	(1,584)	(1,405)	(1,011)	(13)		(39)
Consolidation, eliminations and other adjustments	59	75	42	(21)		79
Adjusted pre-tax loss	$(1,525)	$(1,330)	$(969)	(15)%		(37)%

2018 and 2017 Comparison

Parent and Other adjusted pre-tax loss increased compared to the prior year as a result of higher interest expense due to debt issuances totaling $2.5 billion at the end of the first quarter of 2018 and decreases in other income as a result of lower income on securities for which we elected the fair value option and available for sale investments. The pre-tax loss increase was partially offset by declines in general operating expenses related to one time payments for executive leadership in 2017.

Fuji Life was sold on April 30, 2017.

2017 and 2016 Comparison

Adjusted pre-tax loss increased primarily due to the sale of United Guaranty during the fourth quarter of 2016.

Parent and Other adjusted pre-tax loss decreased as a result of gains on securities for which we elected the fair value option, partially offset by higher general operating expenses related to one time payments for executive leadership changes in 2017.

Fuji Life adjusted pre-tax results increased primarily as a result of increases in underwriting income as a result of new products launched during 2016 as well as growth within existing product lines. Fuji Life was sold on April 30, 2017.

102                             AIG | 2018 Form 10-K

ITEM 7 |  Business Segment Operations  | Legacy Portfolio

Legacy Portfolio

Legacy Portfolio represents exited or discontinued product lines, policy forms or distribution channels. Effective February 2018, our Bermuda-domiciled composite reinsurer, Fortitude Re, formerly known as DSA Reinsurance Company, Ltd. is included in our Legacy Portfolio.

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

•      Third-party and affiliated reinsurance and retrocessions to improve capital efficiency

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

SALE OF NON-CONTROLLING INTEREST IN FORTITUDE

Fortitude Re was established during the first quarter of 2018 in connection with a series of affiliated reinsurance transactions related to our Legacy Portfolio. Those reinsurance transactions were designed to consolidate most of our Legacy Insurance Run-Off Lines into a single legal entity. As of December 31, 2018, the affiliated transactions included the cession of approximately $31 billion of reserves from our Legacy Life and Retirement Run-Off Lines and approximately $4 billion of reserves from our Legacy General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries. In the second quarter of 2018, we formed Fortitude Holdings, a wholly-owned subsidiary of AIG, to act as a holding company for Fortitude Re.

On November 13, 2018, we completed the sale of a 19.9 percent ownership interest in Fortitude Holdings to TCG, an affiliate of The Carlyle Group L.P. (Carlyle) (the Fortitude Re Closing). Fortitude Holdings owns 100 percent of the outstanding common shares of Fortitude Re and AIG has an 80.1 percent ownership interest in Fortitude Holdings.

Subject to certain adjustments specified in the Purchase Agreement, we will receive total consideration of approximately $476 million, which is based on Fortitude Re’s total shareholder’s equity of $2.9 billion as of March 31, 2018 excluding planned distributions that the parties will seek to cause to be paid to us on a non-pro rata basis prior to the end of the 18th month following the Fortitude Re Closing, subject to regulatory approvals (the Target Distribution). $381 million of the purchase price was paid at the Fortitude Re Closing and up to $95 million will be paid following December 31, 2023 (the Deferred Payment), subject to the purchase price adjustment described below. To the extent we do not receive all or a portion of the Target Distribution within 18 months of the Fortitude Re Closing, TCG will pay us up to an additional $100 million.

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

The affiliated reinsurance transactions executed in the first quarter of 2018 with Fortitude Re resulted in prepaid insurance assets on the ceding subsidiaries’ balance sheets of approximately $2.5 billion (after-tax). These assets have been eliminated in AIG’s consolidated financial statements since the counterparties were wholly owned. In the event of a sale of a controlling interest in

AIG | 2018 Form 10-K                          103

ITEM 7 |  Business Segment Operations  | Legacy Portfolio

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

We have also agreed to a post-closing purchase price adjustment wherein we will reimburse TCG for certain changes in property casualty related reserves, based on an agreed methodology, that occurs on or prior to December 31, 2023, up to the value of TCG’s investment in Fortitude Holdings. Any amount due to TCG in respect of this will be offset by the amount of the Deferred Payment otherwise due from TCG to us.

In connection with the sale, we agreed to certain investment commitment targets into various Carlyle strategies and to certain minimum investment management fee payments within thirty-six months following the closing.  We also will be required to pay a proportionate amount of an agreed make-whole fee to the extent we fail to satisfy such investment commitment targets.

As contemplated by the Purchase Agreement, we, Fortitude Holdings and TCG entered into an Amended and Restated Limited Liability Company Operating Agreement of Fortitude Holdings, governing the rights of the parties thereto. In addition, Fortitude Re and certain of our U.S. based insurance subsidiaries entered into (1) Investment Management Agreements with an affiliate of TCG (the Investment Manager), pursuant to which the Investment Manager will provide certain investment management and advisory services with respect to certain asset classes and (2) Fortitude Re entered into an Exclusivity Agreement with TCG pursuant to which the Investment Manager will be the exclusive provider of investment management and advisory services with respect to certain new business acquired by Fortitude Re following the Fortitude Re Closing with respect to certain asset classes. For additional information relating to the sale of a 19.9 percent ownership interest in Fortitude Holdings, see Note 1 to the Consolidated Financial Statements.

LEGACY PORTFOLIO RESULTS

Years Ended December 31,				Percentage Change
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenues:
Premiums	$480	$590	$674	(19)%	(12)%
Policy fees	120	137	142	(12)	(4)
Net investment income	2,325	2,776	2,913	(16)	(5)
Other income (loss)	114	888	1,521	(87)	(42)
Total adjusted revenues	3,039	4,391	5,250	(31)	(16)
Benefits and expenses:
Policyholder benefits and losses and loss adjustment
expenses incurred	2,057	1,998	3,084	3	(35)
Interest credited to policyholder account balances	236	241	267	(2)	(10)
Amortization of deferred policy acquisition costs	105	76	108	38	(30)
General operating and other expenses	398	484	502	(18)	(4)
Interest expense	30	122	282	(75)	(57)
Total benefits and expenses	2,826	2,921	4,243	(3)	(31)
Adjusted pre-tax income	$213	$1,470	$1,007	(86)%	46%
Adjusted pre-tax income by type:
General Insurance Run-Off Lines	$76	$221	$(237)	(66)%	NM %
Life and Retirement Run-Off Lines	17	406	(224)	(96)	NM
Legacy Investments	120	843	1,468	(86)	(43)
Adjusted pre-tax income	$213	$1,470	$1,007	(86)%	46%

104                             AIG | 2018 Form 10-K

ITEM 7 |  Business Segment Operations  | Legacy Portfolio

Business and Financial Highlights

In February 2018, we used $2.6 billion of existing Legacy Portfolio cash and investment assets to capitalize Fortitude Re in order to enable it to assume insurance risk and other economic risk from U.S. and Bermudian insurance companies. These assets included approximately $1.6 billion of capital released by Eaglestone, an affiliated entity, to AIG Parent as a result of the commutation of certain property and casualty risks from other AIG subsidiaries, which were subsequently ceded to Fortitude Re. Fortitude Re also has additional eligible regulatory capital under the Bermuda Monetary Authority capital framework in the form of $550 million in letter of credit agreements with guarantees from AIG Parent. In 2018, Fortitude Re disbursed $444 million of tax sharing payments to AIG Parent.

Legacy Portfolio Adjusted Pre-Tax Income (in millions)

2018 and 2017 Comparison

Adjusted pre-tax income decreased due to:

  lower Legacy Life and Retirement earnings compared to 2017 due to lower net investment income and loss recognition from the update to actuarial assumptions in 2018 of $105 million mainly attributable to higher claims costs on the cancer products portfolio;
   lower Legacy General Insurance earnings compared to 2017 due to lower net investment income, Japanese catastrophe losses in 2018 and a change  in premium earning patterns on certain environmental business in 2018; and
  Legacy Investment earnings compared to 2017 due to continued dispositions of non- insurance investment assets, primarily driven by the sale of the life settlements portfolio in 2017 and lower gain on fair value option portfolios in 2018

Legacy Portfolio Adjusted Pre-Tax Income (in millions)

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

AIG | 2018 Form 10-K                          105

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

Investment Highlights in 2018

•            A rise in interest rates and widening credit spreads, as well as the adoption of the Recognition and Measurement of Financial Assets and Financial Liabilities Standard (Financial Instruments Recognition and Measurement Standard) on January 1, 2018, which resulted in the reclassification of unrealized gains in our equity securities to retained earnings, and in a net unrealized loss in our investment portfolio.  Net unrealized gains in our available for sale portfolio decreased to approximately $3.6 billion as of December 31, 2018 from approximately $13.9 billion as of December 31, 2017.

•            We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk compared to return characteristics to improve yields and increase net investment income.

•            Lower investment returns in our hedge fund portfolio and a decline in income from fixed maturity securities for which the fair value option was elected when compared  to 2017 where returns were higher as a result of significant spread tightening that occurred, as well as negative performance of our fair value option equity securities portfolio.

•            During 2018, we reduced our hedge fund portfolio by approximately $1.8 billion as a result of redemptions consistent with our planned reduction of exposure.

•            Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•            In the first quarter of 2018, we sold our remaining interest in Arch, which we received as part of the consideration for selling United Guaranty to Arch in 2016.

•            Our acquisition of Validus closed in the third quarter of 2018 and our acquisition of Glatfelter closed during the fourth quarter of 2018, increasing our investment portfolio by approximately $6.6 billion and $0.4 billion, respectively.

•            We agreed to sell certain private equity funds in our portfolio during the second half of 2018.

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

•     Our fundamental strategy across all of our investment portfolios is to optimize the duration characteristics of the assets within a target range based on comparable liability characteristics, to the extent practicable.

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

106                             AIG | 2018 Form 10-K

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

In addition, a portion of the surplus of General Insurance is invested in a diversified portfolio of alternative investments which seeks to balance liquidity, volatility and growth. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields and have provided added diversification to the broader portfolio.

Fixed maturity securities of the General Insurance companies’ domestic operations, with an average duration of 3.8 years, are currently comprised of corporate bonds, structured securities, taxable municipal bonds and government and agency bonds as well as tax-exempt securities, which provide attractive risk-adjusted after-tax returns. The majority of these high quality investments are rated A or higher based on composite ratings.

Fixed maturity securities held in the General Insurance companies’ foreign operations are of high quality, primarily rated A or higher based on composite ratings, with an average duration of 3.3 years.

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

AIG | 2018 Form 10-K                          107

ITEM 7 | Investments

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

Fixed maturity securities of the Life and Retirement companies domestic operations, with an average duration of 7.0 years, are comprised primarily of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non‑agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on its composite ratings.

Fixed maturity securities held in the Life and Retirement companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, with an average duration of 17.0 years.

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

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

December 31, 2018
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$83,266	$68,652	$151,918	$6,523	$5,958	$1,895	$119	$14,495	$166,413
Mortgage-backed, asset-backed and collateralized	63,402	3,110	66,512	706	412	38	4,095	5,251	71,763
Total*	$146,668	$71,762	$218,430	$7,229	$6,370	$1,933	$4,214	$19,746	$238,176

*     Excludes $2.6 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

December 31, 2018
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$82,798	$69,609	$152,407	$6,174	$5,960	$1,872	$14,006	$166,413
Mortgage-backed, asset-backed and collateralized	49,521	4,210	53,731	1,220	661	16,151	18,032	71,763
Total*	$132,319	$73,819	$206,138	$7,394	$6,621	$18,023	$32,038	$238,176

*     Excludes $2.6 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

Credit Ratings

At December 31, 2018, approximately 88 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of these securities were rated AAA by one or more of the principal rating agencies, and approximately 15 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

108                             AIG | 2018 Form 10-K

ITEM 7 | Investments

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At December 31, 2018, approximately 24 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 7 percent were below investment grade or not rated. Approximately 28 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

For a discussion of credit risks associated with Investments see Enterprise Risk Management.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(in millions)	2018	2017	2018	2017	2018	2017
Rating:
Other fixed maturity
securities
AAA	$11,170	$11,644	$2,619	$2,656	$13,789	$14,300
AA	27,766	29,560	106	212	27,872	29,772
A	40,142	45,049	1,356	1,745	41,498	46,794
BBB	69,564	70,636	300	138	69,864	70,774
Below investment grade	14,511	13,173	-	17	14,511	13,190
Non-rated	1,333	1,073	-	-	1,333	1,073
Total	$164,486	$171,135	$4,381	$4,768	$168,867	$175,903
Mortgage-backed, asset-
backed and collateralized
AAA	$28,859	$30,306	$481	$818	$29,340	$31,124
AA	12,019	8,158	911	610	12,930	8,768
A	6,964	7,760	290	382	7,254	8,142
BBB	4,058	4,414	152	163	4,210	4,577
Below investment grade	12,923	17,194	5,096	6,004	18,019	23,198
Non-rated	82	25	104	27	186	52
Total	$64,905	$67,857	$7,034	$8,004	$71,939	$75,861
Total
AAA	$40,029	$41,950	$3,100	$3,474	$43,129	$45,424
AA	39,785	37,718	1,017	822	40,802	38,540
A	47,106	52,809	1,646	2,127	48,752	54,936
BBB	73,622	75,050	452	301	74,074	75,351
Below investment grade	27,434	30,367	5,096	6,021	32,530	36,388
Non-rated	1,415	1,098	104	27	1,519	1,125
Total	$229,391	$238,992	$11,415	$12,772	$240,806	$251,764

AIG | 2018 Form 10-K                          109

ITEM 7 | Investments

Available‑for‑Sale Investments

The following table presents the fair value of our available‑for‑sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2018	2017
Bonds available for sale:
U.S. government and government sponsored entities	$3,260	$2,656
Obligations of states, municipalities and political subdivisions	16,001	18,644
Non-U.S. governments	14,525	15,659
Corporate debt	130,700	134,176
Mortgage-backed, asset-backed and collateralized:
RMBS	34,377	37,234
CMBS	12,701	13,841
CDO/ABS	17,827	16,782
Total mortgage-backed, asset-backed and collateralized	64,905	67,857
Total bonds available for sale(a)	229,391	238,992
Equity securities available for sale:
Common stock	-	1,061
Preferred stock	-	533
Mutual funds	-	114
Total equity securities available for sale(b)	-	1,708
Total	$229,391	$240,700

 (a) At December 31, 2018 and 2017, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $28.8 billion and $31.5 billion, respectively.

(b)  As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer classified and accounted for as available for sale securities.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	December 31,	December 31,
(in millions)	2018	2017
Japan	$1,645	$1,791
Canada	1,038	1,051
France	905	923
United Kingdom	794	1,214
Germany	783	1,623
Netherlands	518	608
United Arab Emirates	454	432
Indonesia	453	493
Mexico	409	513
Norway	380	409
Other	7,191	6,659
Total	$14,570	$15,716

110                             AIG | 2018 Form 10-K

ITEM 7 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	December 31, 2018
			Non-			December 31,
		Financial	Financial	Structured		2017
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$905	$1,649	$1,888	$-	$4,442	$4,169
Germany	783	158	2,305	-	3,246	3,803
Netherlands	518	894	1,056	103	2,571	2,868
Ireland	65	-	478	951	1,494	1,071
Belgium	258	132	785	-	1,175	1,216
Spain	42	216	810	-	1,068	1,009
Italy	1	120	386	-	507	694
Luxembourg	-	35	341	1	377	436
Finland	107	49	72	-	228	163
Austria	142	9	5	-	156	37
Other - EuroZone	621	81	227	-	929	1,013
Total Euro-Zone	$3,442	$3,343	$8,353	$1,055	$16,193	$16,479
Remainder of Europe:
United Kingdom	$794	$3,497	$8,247	$3,601	$16,139	$16,975
Switzerland	30	1,110	870	-	2,010	2,299
Sweden	132	371	136	-	639	658
Norway	380	41	145	-	566	618
Russian Federation	101	17	122	-	240	284
Other - Remainder of Europe	130	37	104	-	271	287
Total - Remainder of Europe	$1,567	$5,073	$9,624	$3,601	$19,865	$21,121
Total	$5,009	$8,416	$17,977	$4,656	$36,058	$37,600

AIG | 2018 Form 10-K                          111

ITEM 7 | Investments

Investments in Municipal Bonds

At December 31, 2018, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 91 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	December 31, 2018
	State	Local		Total	December 31,
	General	General		Fair	2017
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$18	$439	$2,677	$3,134	$3,562
California	610	368	1,835	2,813	3,275
Texas	156	579	957	1,692	1,992
Illinois	79	143	757	979	908
Massachusetts	403	-	408	811	966
Florida	50	-	492	542	666
Virginia	8	2	531	541	639
Ohio	63	5	417	485	575
Washington	205	-	268	473	650
Georgia	102	87	256	445	566
Pennsylvania	126	14	213	353	418
Washington D.C.	20	-	320	340	497
Maryland	156	92	84	332	380
All other states(a)	377	282	2,402	3,061	3,550
Total(b)(c)	$2,373	$2,011	$11,617	$16,001	$18,644

(a)  We did not have material credit exposure to the government of Puerto Rico.

(b)  Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)  Includes $367 million of pre-refunded municipal bonds.

112                             AIG | 2018 Form 10-K

ITEM 7 | Investments

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	December 31,	December 31,
(in millions)	2018	2017
Financial institutions:
Money Center/Global Bank Groups	$9,602	$9,295
Regional banks — other	630	562
Life insurance	3,201	3,603
Securities firms and other finance companies	389	386
Insurance non-life	4,648	4,893
Regional banks — North America	6,263	6,320
Other financial institutions	9,966	9,906
Utilities	17,542	18,655
Communications	9,249	9,756
Consumer noncyclical	16,410	15,873
Capital goods	7,237	7,797
Energy	12,350	13,171
Consumer cyclical	9,498	9,166
Basic	5,271	6,123
Other	18,444	18,670
Total*	$130,700	$134,176

*    At December 31, 2018 and December 31, 2017, respectively, approximately 89 and 91 percent of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 5.4 percent and 5.5 percent at December 31, 2018 and December 31, 2017, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2018	2017
Agency RMBS	$14,695	$15,002
Alt-A RMBS	9,780	11,624
Subprime RMBS	2,982	2,947
Prime non-agency	6,211	6,891
Other housing related	709	770
Total RMBS(a)(b)	$34,377	$37,234

(a)  Includes approximately $10.3 billion and $12.3 billion at December 31, 2018, and December 31, 2017, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired (PCI) Securities see Note 6 to the Consolidated Financial Statements.

(b)  The weighted average expected life was seven years at December 31, 2018 and six years at December 31, 2017.

Our underwriting practices for investing in RMBS, other asset‑backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

AIG | 2018 Form 10-K                          113

ITEM 7 | Investments

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2018	2017
CMBS (traditional)	$9,975	$11,092
Agency	2,047	2,093
Other	679	656
Total	$12,701	$13,841

The fair value of CMBS holdings remained stable throughout 2018. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	December 31,	December 31,
(in millions)	2018	2017
Collateral Type:
Bank loans (CLO)	$8,164	$8,112
Other	56	94
Total	$8,220	$8,206

Commercial Mortgage Loans

At December 31, 2018, we had direct commercial mortgage loan exposure of $32.9 billion. All commercial mortgage loans were current or performing according to their restructured terms.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
December 31, 2018
State:
New York	98	$2,009	$4,082	$512	$393	$100	$-	$7,096	22%
California	78	490	1,308	283	535	831	48	3,495	11
Texas	53	344	1,256	185	102	125	5	2,017	6
New Jersey	45	1,049	45	422	41	28	33	1,618	5
Florida	87	358	159	589	224	218	35	1,583	5
Massachusetts	14	635	243	549	26	-	-	1,453	4
Illinois	18	456	444	11	19	-	22	952	3
Pennsylvania	25	80	21	567	47	25	-	740	2
Washington D.C.	12	401	311	-	-	19	-	731	2
Ohio	27	179	10	199	235	-	5	628	2
Other states	228	1,869	790	1,326	773	460	73	5,291	16
Foreign	79	3,320	1,201	1,002	679	717	359	7,278	22
Total*	764	$11,190	$9,870	$5,645	$3,074	$2,523	$580	$32,882	100%

114                             AIG | 2018 Form 10-K

ITEM 7 | Investments

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

Impairments

The following table presents impairments by investment type:

Years Ended December 31,
(in millions)	2018	2017	2016
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$251	$216	$480
Equity securities, available for sale(a)	-	11	7
Private equity funds and hedge funds	-	33	72
Subtotal	251	260	559
Other impairments:
Investments in life settlements(b)	-	360	397
Other investments	-	20	66
Real estate	79	61	10
Total	$330	$701	$1,032

(a)            Upon the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer required to be evaluated for other-than-temporary impairments.

(b) Impairments include $360 million related to investments in our life settlements portfolio that were sold in 2017.

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

Impairments on life settlements in 2016 were partially attributable to an increase in policy premiums required to keep policies in force which resulted in lower future expected net cash flows that were insufficient to recover our net investment on certain policies. Impairments on life settlements in 2017 were mainly attributable to write-downs of the policies to the purchase price as agreed in the sale of the life settlements portfolio. We sold the remaining portion of our life settlements portfolio in 2017.

AIG | 2018 Form 10-K                          115

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

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Year Ended December 31, 2018
Impairment Type:
Severity	$-	$-	$-	$-	$-	$-
Change in intent	-	-	-	87	-	87
Foreign currency declines	-	-	-	15	-	15
Issuer-specific credit events	62	9	20	56	-	147
Adverse projected cash flows	2	-	-	-	-	2
Total	$64	$9	$20	$158	$-	$251
Year Ended December 31, 2017
Impairment Type:
Severity	$-	$-	$-	$-	$2	$2
Change in intent	-	-	-	9	-	9
Foreign currency declines	-	-	-	11	-	11
Issuer-specific credit events	24	41	32	95	42	234
Adverse projected cash flows	4	-	-	-	-	4
Total	$28	$41	$32	$115	$44	$260
Year Ended December 31, 2016
Impairment Type:
Severity	$-	$-	$-	$-	$15	$15
Change in intent	-	-	-	46	-	46
Foreign currency declines	-	-	-	18	-	18
Issuer-specific credit events	116	1	38	214	64	433
Adverse projected cash flows	47	-	-	-	-	47
Total	$163	$1	$38	$278	$79	$559

*    Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments. Upon the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer required to be evaluated for other-than-temporary impairments.

We recorded other-than-temporary impairment charges in the years ended December 31, 2018, 2017 and 2016 related to:

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

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $530 million in 2018, $669 million in 2017 and $767 million in 2016.

For a discussion of our other-than-temporary impairment accounting policy see Note 6 to the Consolidated Financial Statements.

116                             AIG | 2018 Form 10-K

ITEM 7 | Investments

The following table shows the aging of the pre-tax unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2018	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$36,559	$839	5,121	$98	$29	4	$3	$4	1	$36,660	$872	5,126
7-11 months	27,272	1,210	3,633	168	36	12	-	-	-	27,440	1,246	3,645
12 months or more	35,368	1,732	4,381	487	116	37	18	12	5	35,873	1,860	4,423
Total	$99,199	$3,781	13,135	$753	$181	53	$21	$16	6	$99,973	$3,978	13,194
Below investment
grade bonds
0-6 months	$7,344	$259	2,322	$465	$157	25	$26	$22	5	$7,835	$438	2,352
7-11 months	1,438	93	591	101	26	33	5	4	2	1,544	123	626
12 months or more	2,097	179	650	225	59	39	44	31	15	2,366	269	704
Total	$10,879	$531	3,563	$791	$242	97	$75	$57	22	$11,745	$830	3,682
Total bonds
0-6 months	$43,903	$1,098	7,443	$563	$186	29	$29	$26	6	$44,495	$1,310	7,478
7-11 months	28,710	1,303	4,224	269	62	45	5	4	2	28,984	1,369	4,271
12 months or more	37,465	1,911	5,031	712	175	76	62	43	20	38,239	2,129	5,127
Total(e)	$110,078	$4,312	16,698	$1,544	$423	150	$96	$73	28	$111,718	$4,808	16,876

(a)  Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)  Represents the percentage by which fair value is less than cost at December 31, 2018.

(c)  For bonds, represents amortized cost.

(d)  The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)  Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in 2018 was primarily attributable to decreases in the fair value of fixed maturity securities. For 2018, net unrealized losses related to fixed maturity securities decreased by $9.9 billion due primarily to an increase in rates and a widening of credit spreads.

The change in net unrealized gains and losses on investments in 2017 was primarily attributable to increases in the fair value of fixed maturity securities. For 2017, net unrealized gains related to fixed maturity and equity securities increased by $4.3 billion due primarily to a decrease in rates and a narrowing of credit spreads.

For further discussion of our investment portfolio see also Note 6 to the Consolidated Financial Statements.

AIG | 2018 Form 10-K                          117

ITEM 7 | Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital losses:

Years Ended December 31,
(in millions)	2018	2017	2016
Sales of fixed maturity securities	$(145)	$425	$1
Sales of equity securities(a)	16	88	1,057
Other-than-temporary impairments:
Severity	-	(2)	(15)
Change in intent	(87)	(9)	(46)
Foreign currency declines	(15)	(11)	(18)
Issuer-specific credit events	(147)	(234)	(433)
Adverse projected cash flows	(2)	(4)	(47)
Provision for loan losses	(92)	(50)	10
Foreign exchange transactions	(182)	489	(1,226)
Variable annuity embedded derivatives, net of related hedges	304	(1,374)	(1,243)
All other derivatives and hedge accounting	338	(368)	299
Impairments on investments in life settlements	-	(360)	(397)
Loss on sale of private equity funds	(321)	-	-
Other(b)	203	30	114
Net realized capital losses	$(130)	$(1,380)	$(1,944)

(a)  In 2016, includes realized gains on the sale of a portion of our holdings in People’s Insurance Company (Group) of China Limited and PICC Property & Casualty Company Limited (collectively, our PICC Investment).

(b)  In 2018, primarily includes $96 million and $49 million of realized gains on the sale of shares of OneMain Holdings, Inc. and an investment in Castle Holdings LLC’s aircraft assets, respectively. In 2016, primarily includes $107 million of realized gains due to a purchase price adjustment on the sale of Class B shares of Prudential Financial, Inc. and losses of $253 million from the sale of a portion of our Life Settlements portfolio.

Net realized capital losses in 2018 decreased compared to 2017 due primarily to derivative gains in 2018 compared to derivative losses in 2017. Net realized capital losses in 2018 were primarily related to a loss on the sale of a portion of our private equity portfolio, foreign exchange losses, and other-than-temporary impairment charges, which more than offset derivative gains.

Net realized capital losses decreased in 2017 compared to 2016 due primarily to foreign exchange gains in 2017 compared to losses in the prior year and lower other-than-temporary impairments. Net realized capital losses in 2017 consisted  primarily of losses on variable annuity embedded derivatives, net of related hedges, and impairments, which were partially offset by gains on the sales of securities and foreign exchange gains.

Variable annuity embedded derivatives, net of related hedges, reflected gains in 2018 compared to losses in 2017 primarily due to changes in the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with guaranteed minimum withdrawal benefits (GMWB) embedded derivative, which are not hedged as part of our economic hedging program.

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

118                             AIG | 2018 Form 10-K

ITEM 7 |  Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business*:

At December 31,	2018			2017
	Net liability for	Reinsurance	Gross liability	Net liability	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	for unpaid	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	losses and	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation
(net of discount)	$4,772	$5,318	$10,090	$5,690	$4,974	$10,664
U.S. Excess Casualty	4,715	4,576	9,291	4,802	4,053	8,855
U.S. Other Casualty	4,288	4,661	8,949	5,149	4,793	9,942
U.S. Financial Lines	5,315	1,960	7,275	5,104	1,962	7,066
U.S. Property and Special risks	6,534	2,748	9,282	5,410	968	6,378
U.S. Personal Insurance	1,706	1,001	2,707	1,380	194	1,574
UK/Europe Casualty and Financial Lines	7,022	1,789	8,811	6,986	1,156	8,142
UK/Europe Property and Special risks	2,988	1,251	4,239	2,022	632	2,654
UK/Europe and Japan Personal Insurance	2,264	553	2,817	2,348	349	2,697
Other product lines	6,105	2,522	8,627	5,804	2,307	8,111
Unallocated loss adjustment expenses	1,834	1,307	3,141	1,974	1,258	3,232
Total General Insurance	47,543	27,686	75,229	46,669	22,646	69,315

Legacy Portfolio - Run-off Lines:
U.S. Run-off Long Tail Insurance lines
(net of discount)	3,862	3,689	7,551	4,465	3,675	8,140
Other run-off product lines	104	66	170	153	65	218
Unallocated loss adjusted expenses	397	115	512	370	111	481
Total Legacy Portfolio - Run-off Lines	4,363	3,870	8,233	4,988	3,851	8,839

Other Operations (Blackboard)	43	134	177	28	211	239

Total	$51,949	$31,690	$83,639	$51,685	$26,708	$78,393

 * Includes loss reserve discount of $2.0 billion and $1.8 billion for the years ended December 31, 2018, and 2017, respectively. For discussion of loss reserve discount see Note 13 to the Consolidated Financial Statements.

AIG | 2018 Form 10-K                          119

ITEM 7 |  Insurance Reserves

PRIOR YEAR DEVELOPMENT

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

Years Ended December 31,
(in millions)	2018	2017	2016
General Insurance:
North America*	$328	$371	$5,286
International	38	628	156
Total General Insurance	$366	$999	$5,442
Legacy Portfolio - Run-off Lines	(4)	(21)	402
Other Operations	-	-	(56)
Total prior year (favorable) unfavorable development	$362	$978	$5,788

*     Includes the amortization attributed to the deferred gain at inception from the NICO adverse development reinsurance agreement of $233 million and $288 million in the year ended December 31, 2018 and 2017, respectively. Consistent with our definition of APTI, prior year development excludes the portion of (favorable) unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $834 million and $359 million for the year ended December 31, 2018 and 2017, respectively, and related changes in amortization of the deferred gain of $162 million and $56 million over those same periods

Net Loss Development – 2018

During 2018, we recognized adverse prior year net loss reserve development of $362 million net. This unfavorable development was primarily a result of the following:

•      Unfavorable development in US Excess Casualty, driven by the combination of construction Defect and construction wrap claims from accident year 2015 and prior where we reacted to significant increases in severity and longer claim reporting patterns, as well as higher than expected loss severity in accident years 2016 and 2017, which led to an increase in estimates for these accident years;

•      Unfavorable development in U.S. Financial Lines, primarily from Directors & Officers (D&O) and Employment Practices Liability (EPLI) policies covering Corporate and National Insureds as well as Private and Not-for-Profit insureds. This development was predominantly in accident years 2014-2017 and resulted largely from increases in severity as the frequency of class action lawsuits increased in those years.

•      Favorable development in US Commercial Property and Specialty Lines due to reductions in our estimates for 2017 Catastrophes and favorable development from the attritional losses in Commercial Property and Specialty .

•      Unfavorable development in US Personal Lines reflecting an increase in estimates in respect of the California Wildfires and Hurricane Irma in 2017.

•      Adverse development in Financial Lines in Europe and other areas across the world that have seen increases in the frequency and severity of large losses.

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

120                             AIG | 2018 Form 10-K

ITEM 7 |  Insurance Reserves

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Years Ended December 31, 2018
(in millions)	Total	2017	2016 & Prior
General Insurance North America:
U.S. Workers' Compensation	$18	$67	$(49)
U.S. Excess casualty	336	146	190
U.S. Other casualty	(19)	46	(65)
U.S. Financial lines	209	109	100
U.S. Property and special risks	(483)	(427)	(56)
U.S. Personal insurance	248	258	(10)
Other product lines	19	26	(7)
Total General Insurance North America	$328	$225	$103
General Insurance International:
UK/Europe casualty and financial lines	$63	$(17)	$80
UK/Europe property and special risks	(24)	(21)	(3)
UKEurope and Japan Personal insurance	(116)	(83)	(33)
Other product lines	115	(32)	147
Total General Insurance International	$38	$(153)	$191

Legacy Portfolio - Run-off Lines	(4)	44	(48)

Total prior year (favorable) unfavorable development	$362	$116	$246

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

AIG | 2018 Form 10-K                          121

ITEM 7 |  Insurance Reserves

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

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of December 31, 2018 and 2017, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	December 31,	December 31,
(in millions)	2018	2017
Gross Covered Losses
Covered reserves before discount	$23,033	$26,654
Inception to date losses paid	19,331	14,788
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$17,364	$16,442

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,891	$13,153
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	3,703	2,965
Discount on ceded losses(a)	(1,719)	(1,539)
Pre-tax deferred gain before amortization	1,984	1,426
Inception to date amortization of deferred gain at inception	(461)	(228)
Inception to date amortization attributed to changes in deferred gain(b)	(141)	(31)
Deferred gain liability reflected in AIG's balance sheet	$1,382	$1,167

(a)            For the period from inception to December 31, 2018, the accretion of discount and a reduction in effective interest rates was offset by changes in estimates of the amount and timing of future recoveries under the adverse development reinsurance agreement.

(b) Excluded from our definition of APTI.

122                             AIG | 2018 Form 10-K

ITEM 7 |  Insurance Reserves

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Years Ended
	December 31,
(in millions)	2018	2017
Balance at beginning of year, net of discount	$1,167	$-
Gain at inception	-	1,116
Unfavorable prior year reserve development ceded to NICO(a)	738	310
Amortization attributed to deferred gain at inception(b)	(233)	(228)
Amortization attributed to changes in deferred gain(c)	(110)	(31)
Changes in discount on ceded loss reserves	(180)	-
Balance at end of year, net of discount	$1,382	$1,167

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

Update of Actuarial Assumptions

The life insurance companies review and update actuarial assumptions at least annually, generally in the third quarter. Assumption setting standards vary between investment-oriented products and traditional long-duration products.

Investment-oriented products

The Life Insurance Companies review and update estimated gross profit projections used to amortize DAC and related items (which may include VOBA, SIA, guaranteed benefit reserves and unearned revenue reserves) for investment-oriented products. Estimated gross profit projections include assumptions for investment-related returns and spreads, product-related fees and expenses, mortality gains and losses, policyholder behavior and other factors. In estimating future gross profits, lapse assumptions require judgment and can have a material impact on DAC amortization. If the assumptions used for estimated gross profits change significantly, DAC and related reserves are recalculated using the new projections, and any resulting adjustment is included in income. Updating such projections may result in acceleration of amortization in some products and deceleration of amortization in other products.

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

AIG | 2018 Form 10-K                          123

ITEM 7 |  Insurance Reserves

The reversion to the mean rate is updated quarterly based on market returns and can change dramatically in periods where market returns move significantly. Effective December 31, 2018, the reversion to the mean rate (gross of fees) was 5.38 percent for the Variable Annuity product line in Individual Retirement and 5.48 percent for the Variable Annuity product line in Group Retirement.

Traditional long-duration products

For traditional long-duration products, which include whole life insurance, term life insurance, accident and health insurance, long-term care insurance, and life-contingent single premium immediate annuities and structured settlements, a “lock-in” principle applies. The assumptions used to calculate the benefit liabilities and DAC are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. Loss recognition occurs if observed changes in actual experience or estimates result in projected future losses under loss recognition testing. Underlying assumptions are reviewed periodically and updated as appropriate.

In addition to the third quarter annual assumption update, the life companies adjusted assumptions and models on the Legacy Life and Retirement Run-Off Lines during the fourth quarter resulting in loss recognition of $105 million.

The following table presents the increase (decrease) in Adjusted pre-tax income resulting from the update of actuarial assumptions for the domestic life insurance companies, by segment and product line:

Years Ended December 31,
(in millions)	2018	2017	2016
Life and Retirement:
Individual Retirement
Fixed Annuities	$40	$130	$330
Variable and Indexed Annuities	(92)	112	39
Total Individual Retirement	(52)	242	369
Group Retirement	17	13	(47)
Life Insurance	(63)	29	(92)
Institutional Markets	-	-	-
Total Life and Retirement	(98)	284	230
Legacy Life and Retirement Run-off	(110)	(14)	(614)
Total increase (decrease) in adjusted pre-tax income from update of assumptions	$(208)	$270	$(384)

The following table presents the increase (decrease) in pre-tax income resulting from the update of actuarial assumptions in the domestic life insurance companies, by line item as reported in Results of Operations:

Years Ended December 31,
(in millions)	2018	2017	2016
Policy fees	$(237)	$(2)	$(54)
Interest credited to policyholder account balances	-	49	65
Amortization of deferred policy acquisition costs	273	184	325
Policyholder benefits and losses incurred	(244)	39	(720)
Increase (decrease) in adjusted pre-tax income	(208)	270	(384)
Change in DAC related to net realized capital gains (losses)	35	44	13
Net realized capital gains (losses)	(55)	(246)	(56)
Increase (decrease) in pre-tax income	$(228)	$68	$(427)

In 2018, Adjusted pre-tax income included a net unfavorable adjustment of $208 million, primarily in Variable Annuities driven by reductions to the GMWB full surrender assumption, in Life Insurance primarily due to strengthening reserves for certain riders and interest crediting model refinements, and in Legacy Accident & Health Insurance loss recognition. The unfavorable adjustments were partially offset by favorable adjustments in Life Insurance primarily due to lower lapse and mortality assumptions and a reduction in IBNR reserves and in Individual Retirement due to lower lapse assumptions in Fixed Annuities and refinements to partial withdrawal assumptions in Variable Annuities.

In 2017, adjusted pre-tax income included a net favorable adjustment of $270 million, primarily driven by lower lapse assumptions in Fixed Annuities, improved mortality assumptions in Life Insurance, and an increase in the reversion to the mean rates in Variable Annuities. The favorable adjustments were partially offset by lower spread assumptions in Fixed Annuities and a loss recognition expense on long-term care business in the Legacy Life and Retirement Run-Off Lines.

124                             AIG | 2018 Form 10-K

ITEM 7 |  Insurance Reserves

In 2016, adjusted pre-tax income included a net unfavorable adjustment of $384 million, primarily driven by $622 million of loss recognition reserves for pre-2010 payout annuities in the Legacy Portfolio, and an increase in Life Insurance reserves for universal life with secondary guarantees. These unfavorable adjustments were partially offset by favorable adjustments, primarily due to lower lapse assumptions in Fixed Annuities.

The adjustments related to the update of actuarial assumptions in each period are discussed by segment below.

Update of Actuarial Assumptions by Segment

Individual Retirement

The update of actuarial assumptions resulted in net favorable (unfavorable) adjustments to adjusted pre-tax income of Individual Retirement of $(52) million, $242 million and $369 million in 2018, 2017 and 2016, respectively.

In Fixed Annuities, the update of estimated gross profit assumptions resulted in a net favorable adjustment of $40 million and $130 million in 2018 and 2017, respectively, which reflected lower lapse assumptions, partially offset by lower spread assumptions. In 2016, a net favorable adjustment of $330 million reflected lower lapse assumptions, primarily due to lower long-term interest rates, as well as updates to spread assumptions.

In Variable and Index Annuities, the update of estimated gross profit assumptions resulted in a net unfavorable adjustment of $92 million in 2018, primarily due to refinements to the GMWB partial withdrawal assumptions in Variable Annuities and the multi-year index strategy crediting parameters in Index Annuities. The unfavorable adjustments were partially offset by lower GMWB lapse assumptions in Variable Annuities. In 2017, a net favorable adjustment of $112 million was primarily due to an increase in the reversion to the mean rate used for projecting future estimated gross profit for variable annuity products and changes in volatility assumptions. The net favorable adjustment was partially offset by a decrease in the separate account long-term asset growth rate assumption from 7.5 percent to 7.0 percent (before expenses that reduce the asset base from which future fees are projected) and an unfavorable adjustment in connection with the conversion to a new modeling platform for Index Annuities. In 2016, a net favorable adjustment of $39 million was primarily due to favorable updates to assumptions for volatility, lapses, mortality and policy expenses, partially offset by a decrease in the separate account long-term asset growth rate assumption from 8.5 percent to 7.5 percent (before expenses that reduce the asset base from which future fees are projected). The net favorable adjustment included a net unfavorable adjustment of approximately $24 million in connection with the conversion to a new modeling platform for variable annuities, primarily due to refinements to assumptions for guaranteed minimum interest rates and investment fees, partially offset by the impact of other refinements identified during the conversion.

Group Retirement

In Group Retirement, the update of estimated gross profit assumptions resulted in a favorable adjustment of $17 million in 2018, primarily due to improved premium persistency assumptions. In 2017, a net favorable adjustment of $13 million was primarily due to an increase in the reversion to the mean rate used for projecting future estimated gross profit for variable annuity products and changes in maintenance expense assumptions. The net favorable adjustment was partially offset by a decrease in the separate account long-term asset growth rate assumption from 7.5 percent to 7.0 percent (before expenses that reduce the asset base from which future fees are projected) and decreases in fixed annuity spread and separate account fee assumptions. In 2016, a net unfavorable adjustment of $47 million was primarily due to refinements in lapse and partial withdrawal assumptions and a decrease in the separate account long-term asset growth rate assumption from 8.5 percent to 7.5 percent (before expenses that reduce the asset base from which future fees are projected).

Life Insurance

In Life Insurance, the update of actuarial assumptions resulted in a net unfavorable adjustment of $63 million in 2018, primarily due to strengthening reserves for certain riders, decreased lapses and interest crediting model refinements. The unfavorable adjustments were partially offset by favorable adjustments driven by updates to mortality assumptions and a reduction to IBNR reserves. In 2017, a net favorable adjustment of $29 million was primarily due to improved mortality assumptions, partially offset by lower spread assumptions. In 2016, a net unfavorable adjustment of $92 million was primarily due to refinement to reserves for universal life insurance with secondary guarantees due to lower assumed lapse rates. The update to Life Insurance assumptions in 2016 also included lower spread assumptions.

AIG | 2018 Form 10-K                          125

ITEM 7 |  Insurance Reserves

Legacy Portfolio

In Legacy Portfolio, the update of actuarial assumptions resulted in a net unfavorable adjustment of $110 million in 2018, primarily due to $105 million of loss recognition expense on accident and health business (other than long-term care) in the Legacy Life and Retirement Run-Off Lines resulting from assumption and model refinements. In 2017, a net unfavorable adjustment of $14 million was primarily due to $13 million of loss recognition expense on long-term care business in the Legacy Life and Retirement Run-Off Lines resulting from model enhancements. In 2016, Legacy Life and Retirement Run-Off Lines recorded $622 million of loss recognition expense on payout annuities. The loss recognition reflected the establishment of additional reserves primarily as a result of mortality experience studies, which indicated increased longevity, particularly on disabled lives on a block of structured settlements underwritten prior to 2010.

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

126                             AIG | 2018 Form 10-K

ITEM 7 |  Insurance Reserves

The following table presents a reconciliation between the fair value of the U.S. GAAP embedded derivatives and the value of our economic hedge target:

	December 31,	December 31,
(in millions)	2018	2017
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$1,943	$1,994
Exclude non-performance risk adjustment	(2,615)	(1,947)
Embedded derivative liability, excluding NPA	4,558	3,941
Adjustments for risk margins and differences in valuation	(2,377)	(1,557)
Economic hedge target liability	$2,181	$2,384

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

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

Years Ended December 31,
(in millions)	2018	2017	2016
Change in fair value of embedded derivatives, excluding update of
actuarial assumptions and NPA	$(244)	$1,423	$-
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities	(154)	146	120
Interest rate derivative contracts	(470)	(70)	(194)
Equity derivative contracts	312	(1,347)	(919)
Change in fair value of variable annuity hedging portfolio	(312)	(1,271)	(993)
Change in fair value of embedded derivatives excluding update of actuarial
assumptions and NPA, net of hedging portfolio	(556)	152	(993)
Change in fair value of embedded derivatives due to NPA spread	388	(840)	(286)
Change in fair value of embedded derivatives due to change in NPA volume	280	(352)	257
Change in fair value of embedded derivatives due to update of actuarial assumptions	38	(188)	(101)
Total change due to update of actuarial assumptions and NPA	706	(1,380)	(130)
Net impact on pre-tax income (loss)	$150	$(1,228)	$(1,123)

By Consolidated Income Statement line
Net investment income	$(154)	$146	$120
Net realized capital gains (losses)	304	(1,374)	(1,243)
Net impact on pre-tax income (loss)	$150	$(1,228)	$(1,123)

AIG | 2018 Form 10-K                          127

ITEM 7 |  Insurance Reserves

The net impact on pre-tax income from the GMWB embedded derivatives and related hedges in 2018 (excluding related DAC amortization) was primarily driven by gains from the impact of widening credit spreads on the NPA spread, and higher interest rates, partially offset by losses from the impact of the change in credit spreads and the move from an economic to a GAAP discount basis. In 2017, the net impact on pre-tax income was primarily driven by losses from actuarial assumption updates to lapse and volatility assumptions, tightening credit spreads on the NPA spread and the impact on the NPA volume of lower expected GMWB payments, driven by higher equity markets. In 2016, the net impact on pre-tax income was primarily driven by the impact of rising interest rates and equity markets late in the fourth quarter of 2016, which resulted in fair value losses in the hedging portfolio, which were not offset by decreases in the embedded derivative liabilities as the risk margins and other assumptions used in the U.S. GAAP valuation caused the embedded derivatives to be less sensitive to market changes than the related hedge portfolio. In addition, 2016 included losses from actuarial assumption updates due to lapse and mortality assumptions.

The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in 2018 reflected losses from lower equity markets and the impact of moving from an economic to a GAAP discount basis, offset by increases in interest rates and widening credit spreads. In 2018, the hedge losses were driven by losses from higher interest rates and widening credit spreads, offset by gains from lower equity markets. In 2017, the change in the fair value of embedded derivatives, excluding update of actuarial assumptions and NPA, was largely offset by the related hedging portfolio. However, in 2016, the change in fair value of embedded derivatives, excluding update of actuarial assumptions and NPA, reflected losses on the hedging portfolio driven by improvements in both interest rates and equity markets late in the fourth quarter of 2016, which were not offset by decreases in embedded derivative liabilities.

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

Change in Economic Hedge Target

The decrease in the economic hedge target liability in 2018 was primarily due to higher interest rates and widening of credit spreads, offset by lower equity markets. The decrease in the economic hedge target liability in 2017 was primarily due to positive equity markets, partially offset by tighter credit spreads and lower equity volatility.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under U.S. GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

•      Changes in the fair value of fixed maturity securities, primarily corporate bonds for which the fair value option has been elected, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in 2018 reflected losses due to increases in interest rates, and widening of credit spreads. The net gains in 2017 were primarily due to tightening of credit spreads. The net gains in 2016 reflected the impact of credit spreads tightening and decreases in market interest rates in the first nine months of 2016, partially offset by an increase in rates in the fourth quarter of 2016. The change in the fair value of the hedging bonds, which is excluded from the adjusted pre-tax income of the Individual Retirement and Group Retirement segments, is reported in net investment income on the Consolidated Statements of Income (Loss).

•      Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in net losses driven by higher interest rates in 2018. The small net loss in 2017 reflected increases in rates in the latter half of 2017, partially offset by the impact of interest rate declines in the first half of 2017. The net losses in 2016 reflected increases in rates in the fourth quarter of 2016, which more than offset the impact of interest rate declines in the first nine months of 2016.

•      The change in the fair value of equity derivative contracts, which included futures and options, resulted in gains in 2018, and losses in 2017 and 2016, which varied based on the relative change in equity market returns in the respective periods.

128                             AIG | 2018 Form 10-K

ITEM 7 |  Insurance Reserves

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies, excluding DAC of the Legacy Portfolio:

Years Ended December 31,
(in millions)	2018	2017	2016
Balance, beginning of year	$7,637	$7,571	$7,174
Acquisition costs deferred	1,164	970	1,026
Amortization expense:
Update of assumptions included in adjusted pre-tax income	307	194	315
Related to realized capital gains and losses	5	293	276
All other operating amortization	(987)	(937)	(928)
Increase (decrease) in DAC due to foreign exchange	(22)	26	(40)
Change related to unrealized depreciation (appreciation) of investments	1,029	(480)	(252)
Balance, end of year*	$9,133	$7,637	$7,571

*    DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $9.4 billion, $8.9 billion and $8.4 billion at December 31, 2018, 2017 and 2016, respectively.

The net adjustments to DAC amortization from the update of actuarial assumptions for estimated gross profits, including those reported within change in DAC related to net realized capital gains (losses), represented four percent, two percent and four percent of the DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments as of December 31, 2018, 2017 and 2016, respectively.

Reversion to the Mean

The reversion to the mean rate is updated quarterly based on market returns and can change dramatically in periods where market returns move significantly. The five-year reversion to the mean period did not meet the criteria for adjustment in 2018 which would have otherwise required a reset of the start date used in the calculation of the average gross long-term return rate.  The long-term growth assumption used in our reversion to the mean methodology remained unchanged at 7.0 percent in 2018.

In 2017, we updated the long-term annual growth assumption applied to subsequent periods used in our reversion to the mean methodology for estimating future estimated gross profits for variable annuity products, from 7.5 percent to 7.0 percent (before expenses that reduce the asset base from which future fees are projected). The five-year reversion to the mean period has met the criteria for adjustment in 2017. As a result, the average gross long-term return measurement start date was reset to December 31, 2011 for Individual Retirement and June 30, 2013 for Group Retirement; the reversion to the mean rates (gross of fees) were increased to 3.74 percent in Individual Retirement and 3.78 percent in Group Retirement. Sustained favorable equity market performance in excess of long-term assumptions could result in additional unlocking in the Individual Retirement or Group Retirement variable annuity product lines in the future, with a positive effect on pre-tax income in the period of the unlocking.

In 2016, the long-term annual asset growth assumption was updated from 8.5 percent to 7.5 percent. The five-year reversion to the mean period did not meet the criteria for adjustment in 2016.

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

AIG | 2018 Form 10-K                          129

ITEM 7 |  Insurance Reserves

Market interest rates increased in 2018, which resulted in a $8.3 billion decrease in the unrealized appreciation of fixed maturity securities held to support businesses in the Life and Retirement companies at December 31, 2018 compared to December 31, 2017. At December 31, 2018, the shadow Investment-Oriented Adjustments reflected increases in DAC and unearned revenues and a decrease in future policy benefit liabilities compared to December 31, 2017, while the shadow Loss Adjustments reflected a decrease in future policy benefit liabilities.

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policy funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

Years Ended December 31,
(in millions)	2018	2017	2016
Individual Retirement
Balance at beginning of year, gross	$138,571	$129,321	$121,474
Premiums and deposits	15,621	11,906	16,062
Surrenders and withdrawals	(14,081)	(10,943)	(10,027)
Death and other contract benefits	(3,316)	(3,089)	(2,991)
Subtotal	(1,776)	(2,126)	3,044
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(5,302)	10,098	3,657
Cost of funds*	1,540	1,528	1,614
Other reserve changes	(304)	(250)	(468)
Balance at end of year	132,729	138,571	129,321
Reinsurance ceded	(318)	(322)	(371)
Total Individual Retirement insurance reserves and mutual fund assets	$132,411	$138,249	$128,950
Group Retirement
Balance at beginning of year, gross	$97,306	$88,622	$84,145
Premiums and deposits	8,639	7,550	7,570
Surrenders and withdrawals	(10,652)	(8,019)	(7,589)
Death and other contract benefits	(606)	(562)	(536)
Subtotal	(2,619)	(1,031)	(555)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(4,106)	8,617	3,923
Cost of funds*	1,106	1,098	1,109
Other reserve changes	(2)	-	-
Balance at end of year	91,685	97,306	88,622
Total Group Retirement insurance reserves and mutual fund assets	$91,685	$97,306	$88,622
Life Insurance
Balance at beginning of year, gross	$19,424	$18,397	$18,006
Premiums and deposits	3,559	3,484	3,391
Surrenders and withdrawals	(943)	(569)	(650)
Death and other contract benefits	(465)	(575)	(522)
Subtotal	2,151	2,340	2,219
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(1,124)	(889)	(1,033)
Cost of funds*	374	376	386
Other reserve changes	(1,106)	(800)	(1,181)
Balance at end of year	19,719	19,424	18,397
Reinsurance ceded	(1,216)	(1,055)	(1,085)
Total Life Insurance reserves	$18,503	$18,369	$17,312

130                             AIG | 2018 Form 10-K

ITEM 7 |  Insurance Reserves

Institutional Markets
Balance at beginning of year, gross	$18,580	$15,385	$14,216
Premiums and deposits	3,032	4,247	2,153
Surrenders and withdrawals	(1,745)	(1,291)	(1,283)
Death and other contract benefits	(655)	(343)	(617)
Subtotal	632	2,613	253
Change in fair value of underlying assets and reserve accretion, net of
policy fees	179	245	256
Cost of funds*	338	253	244
Other reserve changes	110	84	416
Balance at end of year	19,839	18,580	15,385
Reinsurance ceded	(43)	(3)	(3)
Total Institutional Markets reserves	$19,796	$18,577	$15,382
Total insurance reserves and mutual fund assets
Balance at beginning of year, gross	$273,881	$251,725	$237,841
Premiums and deposits	30,851	27,187	29,176
Surrenders and withdrawals	(27,421)	(20,822)	(19,549)
Death and other contract benefits	(5,042)	(4,569)	(4,666)
Subtotal	(1,612)	1,796	4,961
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(10,353)	18,071	6,803
Cost of funds*	3,358	3,255	3,353
Other reserve changes	(1,302)	(966)	(1,233)
Balance at end of year	263,972	273,881	251,725
Reinsurance ceded	(1,577)	(1,380)	(1,459)
Total insurance reserves and mutual fund assets	$262,395	$272,501	$250,266

* Excludes amortization of deferred sales inducements

Insurance reserves of Life and Retirement, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	December 31,	December 31,
(in millions)	2018	2017
Future policy benefits	$14,739	$13,592
Policyholder contract deposits	137,718	130,735
Other policy funds	295	401
Separate account liabilities	79,960	90,819
Total insurance reserves*	232,712	235,547
Mutual fund assets	31,260	38,334
Total insurance reserves and mutual fund assets	$263,972	$273,881

*    Excludes reserves related to the Legacy Portfolio.

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet our payment obligations. It is defined as cash and unencumbered assets that can be monetized in a short period of time at a reasonable cost. We endeavor to manage our liquidity prudently through various risk committees, policies and procedures, and a stress testing and liquidity risk framework established by our Treasury group with oversight by Enterprise Risk Management (ERM). Our liquidity risk framework is designed to manage liquidity at both AIG Parent and its subsidiaries to meet our financial obligations for a minimum of six months under a liquidity stress scenario.

See Enterprise Risk Management — Risk Appetite, Limits, Identification, and Measurement and Enterprise Risk Management — Liquidity Risk Management below for additional information.

AIG | 2018 Form 10-K                          131

ITEM 7 | Liquidity and Capital Resources

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

LIQUIDITY AND CAPITAL RESOURCES ACTIVITY FOR 2018

Sources

AIG Parent Funding from Subsidiaries

During 2018, AIG Parent received $4.2 billion in dividends from subsidiaries. Of this amount, $1.7 billion consisted of dividends in the form of cash and fixed maturity securities from our General Insurance companies, $2.5 billion consisted of dividends and loan repayments in the form of cash from our Life and Retirement companies and $48 million consisted of dividends in the form of cash from our Other category.

AIG Parent also received a net amount of $938 million in tax sharing payments in the form of cash from our insurance businesses in 2018, reflecting $120 million that was reimbursed by AIG Parent to our insurance businesses during the fourth quarter of 2018 primarily as a result of adjustments made to prior-year tax sharing payments. The tax sharing payments may be subject to further adjustment in future periods.

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

Sale of Non-controlling Interest in Fortitude

In November 2018, we completed our sale of a non-controlling interest in Fortitude Re for $476 million. We received $381 million of the purchase price at closing and will receive up to $95 million of deferred compensation which is subject to certain purchase price adjustments. To the extent we do not receive all or a portion of the Target Distribution within 18 months of the Fortitude Re Closing, TCG will pay us up to an additional $100 million.

132                             AIG | 2018 Form 10-K

ITEM 7 | Liquidity and Capital Resources

Uses

Debt Reduction

In May 2018,  we redeemed all of our outstanding 8.000% Series A-7 Junior Subordinated Debentures and 8.625% Series A-8 Junior Subordinated Debentures in each case for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, for approximately $15 million and $7 million, respectively.

In October 2018, our subsidiary Validus Reinsurance, Ltd. redeemed its outstanding Floating Rate Deferrable Interest Junior Subordinated Notes due July 30, 2037 at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, for a net amount of approximately $90 million. In December 2018, Validus Reinsurance, Ltd. redeemed its outstanding (i) U.S. dollar-denominated Floating Rate Deferrable Interest Subordinated Notes due September 15, 2036, (ii) euro-denominated Floating Rate Deferrable Interest Subordinated Notes due September 15, 2036 and (iii) Floating Rate Deferrable Interest Subordinated Notes due September 15, 2037, each at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, for an aggregate amount of approximately $162 million. In addition, in December 2018, Validus redeemed its outstanding (i) Junior Subordinated Deferrable Interest Debentures due June 15, 2036 and (ii) Junior Subordinated Deferrable Interest Debentures due June 15, 2037, each at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, for an aggregate net amount of approximately $295 million.

We also made other repurchases of and repayments on debt instruments of approximately $3.2 billion during 2018.   AIG Parent made interest payments on its debt instruments totaling $914 million during 2018.

Validus Acquisition and Redemption of Preference Shares

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

In October 2018, Validus redeemed all of its outstanding Preference Shares at a redemption price of $26,000 per Preference Share for approximately $416 million in the aggregate.

Dividend

We paid a cash dividend of $0.32 per share on AIG Common Stock during each quarter of 2018 totaling $1.1 billion.

Repurchase of Common Stock

We repurchased approximately 36.5 million shares of AIG Common Stock during 2018, for an aggregate purchase price of approximately $1.7 billion.

AIG | 2018 Form 10-K                          133

ITEM 7 | Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statements of Cash Flows:

Years Ended December 31,
(in millions)	2018	2017	2016
Sources:
Net cash provided by (used in) operating activities	$61	$-	$3,502
Net cash provided by other investing activities	5,494	14,041	3,252
Changes in policyholder contract balances	6,179	2,123	4,059
Issuance of long-term debt	4,734	3,356	5,954
Net cash provided by other financing activities	-	-	377
Total sources	16,468	19,520	17,144
Uses:
Net cash used in operating activities	-	(7,818)	-
Acquisition of businesses, net of cash and restricted cash acquired	(5,717)	-	-
Repayments of long-term debt	(3,672)	(3,698)	(4,082)
Purchases of AIG Common Stock	(1,739)	(6,275)	(11,460)
Dividends paid	(1,138)	(1,172)	(1,372)
Purchases of warrants	(11)	(3)	(309)
Net cash used in other financing activities	(3,559)	(28)	-
Total uses	(15,836)	(18,994)	(17,223)
Effect of exchange rate changes on cash and restricted cash	(11)	(29)	55
Increase (decrease) in cash and restricted cash	$621	$497	$(24)

The following table presents a summary of AIG’s Consolidated Statement of Cash Flows:

Years Ended December 31,
(in millions)	2018	2017	2016
Summary:
Net cash provided by (used in) operating activities	$61	$(7,818)	$3,502
Net cash provided by (used in) investing activities	(223)	14,041	3,252
Net cash provided by (used in) financing activities	794	(5,697)	(6,833)
Effect of exchange rate changes on cash and restricted cash	(11)	(29)	55
Increase (decrease) in cash and restricted cash	621	497	(24)
Cash and restricted cash at beginning of year	2,737	2,107	2,238
Change in cash of businesses held for sale	-	133	(107)
Cash and restricted cash at end of year	$3,358	$2,737	$2,107

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $1.3 billion in 2018 compared to $1.2 billion in 2017 and $1.3 billion in 2016. Excluding interest payments, AIG had operating cash inflows of $1.4 billion in 2018 compared to operating cash outflows of $6.6 billion in 2017 and operating cash inflows of $4.8 billion in 2016. The operating cash outflows in 2017 were primarily due to payment for the adverse development reinsurance agreement entered into with NICO.

134                             AIG | 2018 Form 10-K

ITEM 7 | Liquidity and Capital Resources

Investing Cash Flow Activities

Net cash used in investing activities in 2018 was $0.2 billion compared to cash provided by investing activities of $14.0 billion in 2017 and $3.3 billion in 2016. Net cash  used in investing activities in 2018 included our acquisition of Validus for approximately $5.5 billion in cash. Net cash provided by investing activities in 2017 primarily included sales of certain investments to fund the adverse development reinsurance agreement entered into with NICO. Net cash provided by investing activities in 2016 primarily included $2.8 billion of net cash proceeds from the sales of United Guaranty, Ascot and AIG Advisor Group.

Financing Cash Flow Activities

Net cash used in financing activities in 2018 reflected:

•      approximately $1.1 billion in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each quarter of 2018;

•      approximately $1.7 billion to repurchase approximately 36.5 million shares of AIG Common Stock; and

•      approximately $1.1 billion in net inflows from the issuance and repayment of long-term debt.

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

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of December 31, 2018, AIG Parent had approximately $8.3 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

AIG | 2018 Form 10-K                          135

ITEM 7 | Liquidity and Capital Resources

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	December 31, 2018	December 31, 2017
Cash and short-term investments(a)	$626	$2,114
Unencumbered fixed maturity securities(b)	3,168	5,172
Total AIG Parent liquidity	3,794	7,286
Available capacity under syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$8,294	$11,786

(a)  Cash and short-term investments include reverse repurchase agreements totaling $22 million and $1.7 billion as of December 31, 2018 and December 31, 2017, respectively.

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

Our General Insurance companies may require additional funding to meet capital or liquidity needs under certain circumstances.  Large catastrophes may require us to provide additional support to our affected operations. Downgrades in our credit ratings could put pressure on the insurer financial strength ratings of our subsidiaries, which could result in non‑renewals or cancellations by policyholders and adversely affect a subsidiary’s ability to meet its own obligations. Increases in market interest rates may adversely affect the financial strength ratings of our subsidiaries, as rating agency capital models may reduce the amount of available capital relative to required capital. Other potential events that could cause a liquidity strain include an economic collapse of a nation or region significant to our operations, nationalization, catastrophic terrorist acts, pandemics or other events causing economic or political upheaval.

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

Certain of our U.S. insurance companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had outstanding borrowings from FHLBs in an aggregate amount of approximately $115 million and $190 million at December 31, 2018 and December 31, 2017, respectively. Our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from FHLBs at both December 31, 2018 and 2017, respectively. In addition, $3.4 billion and $606 million were due to FHLBs in the respective districts of our U.S. Life and Retirement companies at December 31, 2018 and December 31, 2017, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits.

Certain of our U.S. Life and Retirement companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments. Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $884 million and $2.9 billion of securities subject to these agreements at December 31, 2018 and December 31, 2017, respectively, and $904 million and $3.0 billion of liabilities to borrowers for collateral received at December 31, 2018 and December 31, 2017, respectively.

136                             AIG | 2018 Form 10-K

ITEM 7 | Liquidity and Capital Resources

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

In February 2018, AIG Parent entered into a CMA with Fortitude Re. Among other things, the CMA provides that AIG Parent will maintain available statutory capital and surplus in each of Fortitude Re’s long term business fund and general business account at or above a stress threshold percentage of its projected enhanced capital requirement in respect of the applicable fund, as defined under Bermuda law. As of December 31, 2018, the stress threshold percentage under this CMA was 125 percent.

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of the General Insurance companies totaled approximately $3.9 billion at December 31, 2018. Letters of credit issued in support of the Life and Retirement companies totaled approximately $907 million at December 31, 2018. Letters of credit issued in support of Fortitude Re totaled $550 million at December 31, 2018.

During 2016, we created a new Switzerland-domiciled international holding company, AIG International Holdings, GmbH (AIGIH), which is intended to be the ultimate holding company for all of our international entities. This international holding company structure is part of our ongoing efforts to simplify our organizational structure, and is expected to facilitate the optimization of our international capital strategy from both a regulatory and a tax perspective. Through February 12, 2019, substantially all of our international operations have been transferred to AIGIH. We will continue to monitor our international holding company structure in light of regulatory, tax and other developments, to ensure that this strategy continues to be effective.

In 2018, our General Insurance companies collectively paid a total of approximately $1.7 billion in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. government and government-sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

In 2018, our Life and Retirement companies collectively paid a total of approximately $2.5 billion in dividends and loan repayments in the form of cash to AIG Parent.

Tax Matters

If the settlement agreements in principle are concluded in our ongoing dispute related to the disallowance of foreign tax credits associated with cross border financing transactions, we will be required to make a payment to the U.S. Treasury. Although we can provide no assurance regarding whether the non-binding settlements will be finalized, the amount we currently expect to pay based on current proposed settlement terms is approximately $1.7 billion, including obligations of AIG Parent and subsidiaries. This amount is net of payments previously made with respect to cross border financing transactions involving matters dating back to 1997 and other matters largely related to the same tax years. There remains uncertainty with regard to whether the settlements in principle will ultimately be approved by the relevant authorities as well as the amount and timing of any potential payments, which are not likely to be made before sometime in early 2020.

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

As of December 31, 2018, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

AIG | 2018 Form 10-K                          137

ITEM 7 | Liquidity and Capital Resources

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

December 31, 2018		Payments due by Period
	Total		2020 -	2022 -
(in millions)	Payments	2019	2021	2023	Thereafter
Insurance operations
Loss reserves(a)	$87,394	$22,467	$24,465	$12,790	$27,672
Insurance and investment contract liabilities	254,021	16,783	33,734	28,964	174,540
Borrowings	1,333	-	331	-	1,002
Interest payments on borrowings	852	50	99	99	604
Operating leases	760	203	252	132	173
Other long-term obligations	-	-	-	-	-
Total	$344,360	$39,503	$58,881	$41,985	$203,991
Other
Borrowings	$24,635	$1,271	$3,029	$3,271	$17,064
Interest payments on borrowings	15,249	1,050	1,949	1,682	10,568
Operating leases	127	46	54	18	9
Other long-term obligations	403	115	175	82	31
Total	$40,414	$2,482	$5,207	$5,053	$27,672
Consolidated
Loss reserves(a)	$87,394	$22,467	$24,465	$12,790	$27,672
Insurance and investment contract liabilities	254,021	16,783	33,734	28,964	174,540
Borrowings	25,968	1,271	3,360	3,271	18,066
Interest payments on borrowings	16,101	1,100	2,048	1,781	11,172
Operating leases	887	249	306	150	182
Other long-term obligations(b)	403	115	175	82	31
Total(c)	$384,774	$41,985	$64,088	$47,038	$231,663

(a)  Represents undiscounted loss reserves.

(b)  Primarily includes contracts to purchase future services and other capital expenditures.

(c)  Does not reflect unrecognized tax benefits of $4.7 billion. See Note 23 to the Consolidated Financial Statements for additional information.

Loss Reserves

Loss reserves relate to our General Insurance companies and represent estimates of future loss and loss adjustment expense payments based on historical loss development payment patterns. Due to the significance of the assumptions used, the payments by period presented above could be materially different from actual required payments. We believe that our General Insurance companies maintain adequate financial resources to meet the actual required payments under these obligations.

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

138                             AIG | 2018 Form 10-K

ITEM 7 | Liquidity and Capital Resources

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2018		Amount of Commitment Expiring
	Total Amounts		2020 -	2022 -
(in millions)	Committed	2019	2021	2023	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$182	$171	$-	$-	$11
Guarantees of indebtedness	58	58	-	-	-
All other guarantees(a)	72	14	23	21	14
Commitments:
Investment commitments(b)	5,587	2,443	1,675	1,137	332
Commitments to extend credit	2,476	1,556	617	218	85
Letters of credit	5	5	-	-	-
Total(c)	$8,380	$4,247	$2,315	$1,376	$442
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$74
Standby letters of credit	85	85	-	-	-
All other guarantees	-	-	-	-	-
Commitments:
Investment commitments(b)	431	35	58	176	162
Commitments to extend credit	-	-	-	-	-
Letters of credit	17	17	-	-	-
Total(c)(e)	$607	$137	$58	$176	$236
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$74
Standby letters of credit	267	256	-	-	11
Guarantees of indebtedness	58	58	-	-	-
All other guarantees(a)	72	14	23	21	14
Commitments:
Investment commitments(b)	6,018	2,478	1,733	1,313	494
Commitments to extend credit	2,476	1,556	617	218	85
Letters of credit	22	22	-	-	-
Total(c)(e)	$8,987	$4,384	$2,373	$1,552	$678

(a)  Excludes potential amounts for indemnification obligations included in asset sales agreements. For further information on indemnification obligations see Note 16 to the Consolidated Financial Statements.

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

(c)  Does not include guarantees, CMAs or other support arrangements among AIG consolidated entities.

AIG | 2018 Form 10-K                          139

ITEM 7 | Liquidity and Capital Resources

(d)  Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(e)  Excludes commitments with respect to pension plans. The annual pension contribution for 2019 is expected to be approximately $79 million for U.S. and non-U.S. plans.

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

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Year Ended December 31, 2018	December 31,		and	Foreign	Other		December 31,
(in millions)	2017	Issuances	Repayments	Exchange	Changes		2018
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,339	$1,727	$(1,107)	$(137)	$31		$20,853
Junior subordinated debt	841	742	(22)	(13)	-		1,548
AIG Japan Holdings Kabushiki Kaisha	334	-	-	(3)	-		331
Validus notes and bonds payable	-	-	-	-	359		359
AIGLH notes and bonds payable	281	-	-	-	1		282
AIGLH junior subordinated debt	361	-	-	-	-		361
Total AIG general borrowings	22,156	2,469	(1,129)	(153)	391		23,734
AIG borrowings supported by assets:(a)
MIP notes payable	356	-	(364)	8	-		-
Series AIGFP matched notes and bonds payable	21	-	-	-	-		21
GIAs, at fair value	2,707	188	(727)	-	(4)	(b)	2,164
Notes and bonds payable, at fair value	181	-	(129)	-	(3)	(b)	49
Total AIG borrowings supported by assets	3,265	188	(1,220)	8	(7)		2,234
Total debt issued or guaranteed by AIG	25,421	2,657	(2,349)	(145)	384		25,968
Debt not guaranteed by AIG:
Validus junior subordinated debt	-	-	(539)	-	539		-
Other subsidiaries' notes, bonds, loans and
mortgages payable(c)	190	-	(284)	-	262		168
Debt of consolidated investments(d)	6,029	2,077	(628)	38	888	(e)	8,404
Total debt not guaranteed by AIG	6,219	2,077	(1,451)	38	1,689		8,572
Total debt	$31,640	$4,734	$(3,800)	$(107)	$2,073		$34,540

(a)  AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.5 billion and $2.0 billion at December 31, 2018 and 2017, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  Includes primarily borrowings with Federal Home Loan Banks by our U.S. insurance companies. These borrowings are short term in nature and related activity is presented net of issuances and maturities and repayments.

140                             AIG | 2018 Form 10-K

ITEM 7 | Liquidity and Capital Resources

(d)  At December 31, 2018, includes debt of consolidated investment vehicles related to real estate investments of $3.7 billion, affordable housing partnership investments of $1.8 billion and other securitization vehicles of $2.9 billion. At December 31, 2017, includes debt of consolidated investment vehicles related to real estate investments of $2.5 billion, affordable housing partnership investments of $1.8 billion and other securitization vehicles of $1.7 billion.

(e)  Includes the effect of consolidating previously unconsolidated partnerships.

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at December 31, 2018 of AIG (excluding $8.4 billion of borrowings of consolidated investments) for the next four quarters:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in millions)	2019	2019	2019	2019	Total
AIG general borrowings	$-	$-	$999	$-	$999
AIG borrowings supported by assets	22	19	136	95	272
Other subsidiaries' notes, bonds, loans and
mortgages payable	115	-	-	2	117
Total	$137	$19	$1,135	$97	$1,388

See Note 15 to the Consolidated Financial Statements for additional details on debt outstanding.

AIG | 2018 Form 10-K                          141

ITEM 7 | Liquidity and Capital Resources

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of February 8, 2019. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

FINANCIAL STRENGTH Ratings

Financial Strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy.  The following table presents the ratings of our significant insurance subsidiaries as of February 8, 2019.

	A.M. Best	S&P	Fitch	Moody’s
National Union Fire Insurance Company of Pittsburgh, Pa.	A	A+	A	A2
Lexington Insurance Company	A	A+	A	A2
American Home Assurance Company (US)	A	A+	A	A2
American General Life Insurance Company	A	A+	A+	A2
The Variable Annuity Life Insurance Company	A	A+	A+	A2
United States Life Insurance Company in the City of New York	A	A+	A+	A2
AIG Europe S.A.	NR	A+	NR	A2
American International Group UK Ltd.	A	A+	NR	A2
AIG General Insurance Co. Ltd.	NR	A+	NR	NR
Validus Reinsurance, Ltd.	A	A	A	A2

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

142                             AIG | 2018 Form 10-K

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

On February 13, 2019, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2019 to shareholders of record on March 15, 2019. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 17 to the Consolidated Financial Statements.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors approved an increase of $2.5 billion to the share repurchase authorization.

During 2018, we repurchased approximately 36.5 million shares of AIG Common Stock for an aggregate purchase price of approximately $1.7 billion pursuant to this authorization.

On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of $1.5 billion, resulting in an aggregate remaining authorization on such date of approximately $2.0 billion. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

Dividend Restrictions

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities.

For a discussion of restrictions on payments of dividends by our subsidiaries see Note 19 to the Consolidated Financial Statements.

AIG | 2018 Form 10-K                          143

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

Overview

We have an integrated process for managing risks throughout our organization in accordance with our firm‑wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management (ERM) Department supervises and integrates the risk management functions in each of our business units, providing senior management with a consolidated view of AIG’s major risk positions. Within each business unit, senior leaders and executives approve risk‑taking policies and targeted risk tolerance within the framework provided by ERM. ERM supports our businesses and management by embedding risk management in our key day-to-day business processes and in identifying, assessing, quantifying, managing, monitoring, reporting, and mitigating the risks taken by our businesses and AIG overall. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur.

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

Our Board of Directors oversees the management of risk through its Risk and Capital Committee (RCC) and Audit Committee. Those committees regularly interact with other committees of the Board of Directors described below. Our Chief Risk Officer (CRO) reports to both the RCC and our Chief Executive Officer (CEO).

The Group Risk Committee (GRC):   The GRC is the senior management group responsible for assessing all significant risk issues on a global basis to protect our financial strength, optimize our intrinsic value, and protect our reputation. The GRC is chaired by our CRO. Its membership includes the Executive Leadership Team (ELT) and other senior executives from across our corporate functions and business units. Our CRO reports periodically on behalf of the GRC to both the RCC and the Audit Committee of the Board of Directors. Our CRO is also a member of the ELT providing ERM the opportunity to contribute to, review, monitor and consider the impact of changes in strategy.

Management committees that support the GRC are described below. These committees are comprised of senior executives and experienced business representatives from a range of functions and business units throughout AIG and its subsidiaries. These committees are charged with identifying, analyzing and reviewing specific risk matters within their respective mandates. In addition, various working groups (e.g. reputational risk, control agenda) are in place in support of the GRC to manage and monitor the various risks across the organization.

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

Business Unit Risk Committees:  Each of our major insurance businesses has established a risk committee that serves as the senior management committee responsible for risk oversight at the individual business unit level. The risk committees are responsible for the identification, assessment and monitoring of all sources of risk within their respective portfolios. Specific responsibilities include setting risk tolerances, reviewing the capital allocation framework, insurance portfolio optimization, and providing oversight of risk-adjusted metrics. Together, these committees provide comprehensive risk oversight throughout the organization.

144                             AIG | 2018 Form 10-K

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

Risk Limits

A key component of our Risk Appetite Framework is having a process in place that establishes and maintains appropriate limits on the material risks identified for our core businesses and facilitates monitoring and meeting of both internal and external stakeholder expectations. Our objectives include:

•      Establishing risk monitoring, providing early warning indicators, and ensuring timely oversight and enforceability of limits;

•      Defining a consistent and transparent approach to limits governance; and

•      Aligning our business activities with our risk appetite statement.

AIG | 2018 Form 10-K                          145

ITEM 7 | Enterprise Risk Management

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

All limits are reviewed by the GRC or relevant business unit risk committees on a periodic basis and revisions, if applicable, are approved by those committees.

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

The stress testing framework assesses our aggregate exposure to our most significant financial and insurance risks, including the risk in each of our key insurance company subsidiaries in relation to its capital needs under stress, risks inherent in our non-insurance company subsidiaries, and risks to AIG consolidated capital. The framework measures risk over multiple time horizons and under different levels of stress, and includes multi-factor stresses as well as single factor sensitivities that are designed to reflect AIG’s risk characteristics. We use this information to support the assessment of resources needed at the AIG Parent level to support our subsidiaries and capital resources required to maintain consolidated company target capitalization levels.

We evaluate and manage risk in material topics as shown below. These topics are discussed in more detail in the following pages:
• Credit Risk Management	• Liquidity Risk Management	• Insurance Risks
• Market Risk Management	• Operational Risk Management	• Other Business Risks

146                             AIG | 2018 Form 10-K

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

For further information on our credit concentrations and credit exposures see Investments – Available-for-Sale Investments.

AIG | 2018 Form 10-K                          147

ITEM 7 | Enterprise Risk Management

Our credit risk management framework incorporates the following elements:

Risk Identification	including the ongoing capture and monitoring of all existing, contingent, potential and emerging credit risk exposures, whether funded or unfunded
Risk Measurement	comprising risk ratings, default probabilities, loss given default and expected loss parameters, exposure calculations, stress testing and other risk analytics
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

Many of our market risk exposures, including exposures to interest rates and equity, are associated with the asset and liability exposures of our Life and Retirement companies. These exposures are generally long-term in nature. Examples of liability-related exposures include interest rate sensitive surrenders in our fixed deferred annuity product portfolio. Also, we have equity market risk sensitive surrenders in our variable annuity product portfolio. These interactive asset-liability types of risk exposures are regularly monitored in accordance with the risk governance framework noted above.

148                             AIG | 2018 Form 10-K

ITEM 7 | Enterprise Risk Management

Risk Identification

Market risk focuses on quantifying the financial repercussions of changes in broad, external, predominantly market-observable risks. Financial repercussions can include an adverse impact on results of operations, financial condition, liquidity and capital.

Each of the following systemic risks is considered a market risk:

Equity prices

We are exposed to changes in equity market prices affecting a variety of instruments. Changes in equity prices can affect the valuation of publicly traded equity shares, investments in private equity, hedge funds, mutual funds, exchange-traded funds, and other equity-linked capital market instruments as well as equity-linked insurance products, including but not limited to index annuities, variable annuities, indexed universal life insurance and variable universal life insurance.

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

Interest rates

Interest rate risk can arise from a mismatch in the interest rate exposure of assets versus liabilities. Lower interest rates generally result in lower investment income and make some of our product offerings less attractive to investors. Conversely, higher interest rates are typically beneficial for the opposite reasons. However, when rates rise quickly, there can be an asymmetric GAAP accounting effect where the existing securities lose market value, which is largely reported in Other comprehensive income, and the offsetting decrease in the value of certain liabilities may not be recognized. Changes in interest rates can affect the valuation of fixed maturity securities, financial liabilities, insurance contracts including but not limited to universal life, fixed rate annuities, variable annuities and derivative contracts. Additionally, for Variable Annuity, Index Annuity, and Equity Indexed Universal Life products, deviations in actual versus expected policyholder behavior can be driven by fluctuations in various market variables, including interest rates. Policies with guaranteed living benefit options or riders are also subject to the risk of actual benefit utilization being different than expected.

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

AIG | 2018 Form 10-K                          149

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

150                             AIG | 2018 Form 10-K

ITEM 7 | Enterprise Risk Management

Market Risk Sensitivities

The following table provides estimates of sensitivity to changes in yield curves, equity prices and foreign currency exchange rates on our financial instruments and excludes approximately $168.9 billion and $163.6 billion as of December 31, 2018 and December 31, 2017, respectively, of insurance liabilities. AIG believes that the interest rate sensitivities of these insurance and other liabilities serve as an offset to the net interest rate risk of the financial assets presented in the table below.

	Balance Sheet Exposure				Economic Effect
	December 31,		December 31,		December 31,		December 31,
(dollars in millions)	2018		2017		2018		2017
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$237,460		$248,195		$(13,831)		$(14,998)
Mortgage and other loans receivable(a)	39,656		28,799		(1,993)		(1,566)
Derivatives:
Interest rate contracts	867		(29)		(1,196)		(1,343)
Equity contracts	383		501		21		36
Other contracts	80		(675)		26		42
Total interest rate sensitive assets	$278,446	(b)	$276,791	(b)	$(16,973)		$(17,829)
Interest rate sensitive liabilities:
Policyholder contract deposits:
Investment-type contracts(a)	$(120,602)		$(114,326)		$6,217	(c)	$7,363	(c)
Variable annuity and other embedded
derivatives	(4,116)		(4,148)		1,537		2,175
Long-term debt(a) (d)	(24,635)		(24,445)		1,807		1,803
Total interest rate sensitive liabilities	$(149,353)		$(142,919)		$9,561		$11,341
Sensitivity factor					20% decline in stock prices and
					alternative investments
Derivatives:
Equity contracts(e)	383		501		862	(f)	1,228	(f)
Equity and alternative investments:
Real estate investments	8,935		8,258		(1,787)		(1,652)
Private equity	4,787		5,540		(957)		(1,108)
Hedge funds	4,179		5,768		(836)		(1,153)
Common equity	792		1,215		(158)		(243)
PICC Investment	448		549		(90)		(110)
Other investments	903		761		(181)		(152)
Total derivatives, equity and alternative
investments	$20,427		$22,592		$(3,147)		$(3,190)

Policyholder contract deposits:
Variable annuity and other
embedded derivatives(e)	$(4,116)		$(4,148)		$(655)		$(982)
Total liability	$(4,116)		$(4,148)		$(655)		$(982)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Great Britain pound	$1,861		$2,026		$(186)		$(203)
Euro	1,330		1,349		(133)		(135)
Hong Kong dollar	585		562		(58)		(56)
All other foreign currencies	1,587		2,622		(159)		(262)
Total foreign currency-denominated net
asset position(g)	$5,363		$6,559		$(536)		$(656)

AIG | 2018 Form 10-K                          151

ITEM 7 | Enterprise Risk Management

(a)  The economic effect is the difference between the estimated fair value and the effect of a 100 bps parallel increase in all yield curves on the estimated fair value. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Long-term debt were $40,152 million, $121,374 million and $23,929 million at December 31, 2018, respectively. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Long-term debt were $29,523 million, $122,196 million and $25,970 million at December 31, 2017, respectively.

(b)  At December 31, 2018, the analysis covered $278.4 billion of $285.8 billion interest-rate sensitive assets. Excluded were $3.5 billion of loans. In addition, $3.9 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2017, the analysis covered $276.8 billion of $289.6 billion interest-rate sensitive assets. Excluded were $8.2 billion of loans. In addition, $4.6 billion of assets across various asset categories were excluded due to modeling limitations.

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

(d)  At December 31, 2018, the analysis excluded $8.4 billion of long-term debt related to debt of consolidated investments, $643 million of AIGLH borrowings, $359 million of Validus borrowings, $168 million of borrowings from FHLB and $331 million of AIG Japan Holdings loans. At December 31, 2017, the analysis excluded $6.0 billion of long-term debt related to debt of consolidated investments, $642 million of AIGLH borrowings, $190 million of borrowings from the FHLB and $334 million of AIG Japan Holdings loans.

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

Interest rate sensitivity is defined as change in its value with respect to plus a 100 basis point change in the interest rate environment, calculated as: scenario value minus base value, where base value is the value of the derivative under the yield curves as of the period end and scenario value is the value reflecting a 100 basis point parallel increase in all yield curves.

We evaluate our interest rate risk without the effect of any correlation among other key market risks or other assumptions used for calculating the fair value of our financial assets and liabilities. This scenario does not measure changes in value resulting from non-parallel shifts in the yield curve, which could produce different results.

We evaluate our equity price risk without the effect of any correlation among other key market risks or other assumptions used for calculating the fair value of our financial assets and liabilities. This scenario considers the direct impact of declines in equity prices and not changes in asset-based fees, changes in the estimated gross profits used for amortizing DAC, or changes in any other assumptions used to calculate the fair value of the embedded derivatives related to the living benefit features within variable annuity products. In addition, this scenario does not reflect the impact of basis risk, such as projections about the future performance of the underlying contract holder funds and actual fund returns, which we use as a basis for developing our hedging strategy.

Foreign currency-denominated net asset position reflects our consolidated non‑U.S. dollar assets less our consolidated non‑U.S dollar liabilities on a GAAP basis, with certain adjustments. We use a bottom-up approach in managing our foreign currency exchange rate exposures with the objective of protecting statutory capital at the regulated insurance entity level. At the AIG consolidated level, we monitor our foreign currency exposures against single currency and aggregate currency portfolio limits.

Our foreign currency-denominated net asset position at December 31, 2018, decreased by $1.2 billion compared to December 31, 2017. The decrease was primarily due to a $669 million decrease in our Japanese yen position and a $264 million decrease in our Canadian dollar position, each due to an increase in loss reserves.

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

The sensitivity factors utilized for 2018 and presented above were selected based on historical data from 1998 to 2018, as follows (see the table below):

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

152                             AIG | 2018 Form 10-K

ITEM 7 | Enterprise Risk Management

				2018 Scenario as	2018	2018 as a Multiple	Original 2017 Scenario (based
		Standard	Suggested	a Multiple of	Change/	of Standard	on Standard Deviation for
	Period	Deviation	2018 Scenario	Standard Deviation	Return	Deviation	1997-2017 Period)
10-Year Treasury	1998-2018	0.01	0.01	1.06	-	0.34	0.01
S&P 500	1998-2018	0.17	0.20	1.17	(0.06)	0.37	0.20
USD/JPY	1998-2018	0.11	0.10	0.92	0.03	0.25	0.10

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

AIG | 2018 Form 10-K                          153

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

Operational Risk Management

Overview

Operational risk is defined as the risk of loss, or other adverse consequences, resulting from inadequate or failed internal processes, people, systems, or from external events. Operational risk includes legal, regulatory, technology, compliance, third party and business continuity risks, but excludes business and strategy risks.

Operational risk is inherent in each of our business units and functions and can have many impacts, including but not limited to: unexpected economic losses or gains, reputational harm due to negative publicity, regulatory action from supervisory agencies and operational and business disruptions, and/or damage to customer relationships.

Governance

Our operational risk governance sets the requirements necessary to embed a risk management culture throughout the organization. AIG and its consolidated subsidiaries establish and maintain operational risk and controls governance forums that include representatives from the relevant business units and functions to appropriately manage significant operational risk exposures. At an enterprise level, the GRC oversees operational risk along with the Risk Officers.

Operational risk is overseen at the corporate level within ERM through the Head of Operational Controls and Governance, who reports directly to our CRO. The Head of Operational Controls and Governance is responsible for the development and maintenance of the operational risk framework that includes policies, standards and deployment of systems.

154                             AIG | 2018 Form 10-K

ITEM 7 | Enterprise Risk Management

Risk Identification, Measurement and Monitoring

The ORM function within ERM oversees the operational risk policy and risk and control framework, which includes risk identification, assessment, measurement, management and monitoring of operational risk exposures. ORM supports the Head of Operational Controls and Governance and has responsibility to provide an aggregate view of our operational risk profile.  As part of the framework, we employ a Three Lines of Defense model whereby the first line consists of business units and functions that own and manage AIG risks, the second line consists of ERM and other control functions and serves as an independent advisor to the first line and has risk oversight responsibilities, and the third line consists of our Internal Audit Group that provides independent assurance covering aspects of the First and Second Lines of Defense, in each case, to strengthen the governance, capability and delivery of operational risk management tools and methods. As a part of our ongoing transformation efforts, the business leaders assume full ownership and accountability for the risks and controls in their operating units, including support functions, for the operational risks that arise in their own processes and activities and ERM performs an independent review and challenge function. In line with the Three Lines of Defense Model, the ORM programs include, but are not limited to, several key components outlined below:

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

ORM, working together with other control and assurance functions (e.g., Compliance, Financial Controls Unit / Sarbanes Oxley, Global Business Continuity, and Internal Audit) through the risk and control framework, provides an independent view of operational risks for each business, and works with the business unit CRO and business unit Owner of the Control Agenda, whose responsibilities include coordinating identification, assessment, control and mitigation of risks to the operating environment and promoting awareness, to facilitate implementation of the above programs. This includes coverage of operational risks related to core insurance activities, investing, model risk, technology (including cyber security, identify and access management, data privacy and data security), third-party providers, as well as compliance and regulatory matters. Based on the results of the risk identification and assessment efforts above, business leaders are accountable for tracking and remediating identified issues in line with our risk-monitoring procedures. Governance committees support these efforts and promote transparency enabling improved management decision making.

The risk and control framework facilitates the identification and mitigation of operational risk issues and is designed to:

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

Cybersecurity Risk

Cybersecurity risk is an important, constant, and evolving focus for AIG and the insurance and financial services industries in general. The increased sophistication and activities of unauthorized parties attempting to access our systems and fraudulently induce employees, clients, vendors or other third parties or users of our systems to disclose sensitive information is an ever-present risk and frequent attack vector against AIG. The goal of such unauthorized parties is to gain access to AIG’s data and systems to learn confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. Cybersecurity risks may also derive from human error, fraud or malice on the part of AIG employees or third parties who have authorized access to AIG’s systems or information.

AIG | 2018 Form 10-K                          155

ITEM 7 | Enterprise Risk Management

ERM works closely with and supports the risk management practices of the business units and functions that form the first line of defense against the cybersecurity risks that we face, including the risks that emerge as a result of the execution of our business strategies and our corresponding exposure to new products, clients, industry segments and regions, through initiatives such as investments in technological infrastructure, education and training for employees and vendors, and monitoring of industry developments. As part of our overarching cybersecurity strategy, we employ a variety of tactics to monitor and assess threat levels, remediate our exposures and enhance our systems and applications security. We also seek to build upon our capabilities by recruiting talent in the fields of information technology and data security. In addition to being required to comply with a vast array of privacy, data protection and cybersecurity laws, AIG participates in discussions of cybersecurity risks with law enforcement, government officials, as well as peer and industry groups.

AIG’s Board of Directors and its Technology Committee are regularly briefed by management on AIG’s cybersecurity matters, including threats, policies, practices and ongoing efforts to improve security. As part of our disclosure controls and procedures, ERM and Internal Audit are charged with ensuring that the members of management responsible for disclosure controls are informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations so that timely public disclosure can be made as appropriate. There is no guarantee that the measures AIG takes and the resources AIG devotes to protect against cybersecurity risk will provide absolute security or recoverability of AIG’s systems given the complexity and frequency of the risk, which AIG may not always be able to anticipate or adequately address. For additional information regarding the data protection and cybersecurity regulations to which we are subject, see Item 1. Business – Regulation – U.S. Regulation – Privacy, Data Protection and Cybersecurity and – International Regulation – Privacy, Data Protection and Cybersecurity. For additional discussion of cybersecurity risks, see Part I, Item 1A. Risk Factors – Business and Operations.

Insurance Risks

Insurance risk is defined as the risk of actual claims experience and/or policyholder behavior being materially different than expected at the inception of an insurance contract. Uncertainties related to insurance risk include the amount and timing of cash flows from premiums, commissions, expenses, claims and claim settlement expenses paid or received under a contract.

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

•      pricing and risk selection models;

•      price approval processes;

•      modeling and reporting of aggregations and limit concentrations at multiple levels (policy, line of business, product group, country, individual/group, correlation and catastrophic risk events);

•      risk transfer tools such as reinsurance, both internal and third-party;

•      review and challenge of reserves to ensure comprehensive analysis with established escalation procedures to provide appropriate transparency in reserving decisions and judgments made in the establishment of reserves;

•      business line actuarial briefings and actuarial financial judgment regular reviews with ERM and business management;

•      management of relationship between assets and liabilities, including hedging;

•      experience monitoring and assumption updates;

•      risk reporting and active risk management which includes meetings and collaboration between ERM and the business;

•      enhanced pricing models; and

•      compliance with financial reporting and capital and solvency targets.

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

156                             AIG | 2018 Form 10-K

ITEM 7 | Enterprise Risk Management

Risk Identification

•      General Insurance companies — risks covered include property, casualty, fidelity/surety, accident and health, aviation, and management liability. We manage risks in the General Insurance business through aggregations and limitations of concentrations at multiple levels: policy, line of business, geography, industry and legal entity.

•      Life and Retirement companies —  risks include mortality and morbidity in the insurance-oriented products and insufficient cash flows to cover contract liabilities, longevity risk in the retirement savings-oriented products and policyholder behavior. We manage risks through product design, sound medical and non-medical underwriting, and external reinsurance programs.

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

Experience studies. Ongoing assessment of mortality, longevity, morbidity and policyholder behavior experience relative to that assumed in pricing and valuation and that experienced in the general market.

In addition, there are risk specific assessment tools in place to better manage the variety of insurance risks to which we are exposed.

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

AIG | 2018 Form 10-K                          157

ITEM 7 | Enterprise Risk Management

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

We use third-party catastrophe risk models and other tools to evaluate and simulate frequency and severity of catastrophic events and associated losses to our portfolios of exposures. We apply a proprietary multi-model approach to account for relative strengths and weaknesses of vendor models and make adjustments to modeled losses to account for loss adjustment expenses, model biases, data quality and non-modeled risks.

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

158                             AIG | 2018 Form 10-K

ITEM 7 | Enterprise Risk Management

The estimates below are the Occurrence Exceedance Probability (OEP) losses, which reflect losses that may occur in any single event due to the defined peril. The 1-in-100 and 1-in-250 PMLs are the probable maximum losses from a single natural catastrophe event with probability of 1 percent and 0.4 percent in a year, respectively.

The following table presents an overview of OEP modeled losses for top perils and countries:

At December 31, 2018	Net of	Net of	Percent of Total
(in millions)	Reinsurance	Reinsurance, After Tax(e)	Shareholder Equity
Exposures:
U.S. Hurricane (1-in-100)(a)	$1,278	$1,010	1.8%
U.S. Earthquake (1-in-250)(b)	1,639	1,295	2.3
Japanese Typhoon (1-in-100)(c)	448	354	0.6
Japanese Earthquake (1-in-250)(d)	$446	$352	0.6%

(a)  The U.S. hurricane loss estimate includes losses to Commercial and Personal Property from hurricane hazards of wind and storm surge.

(b)  The U.S. earthquake loss estimates represent exposure to Commercial and Personal Property, Workers’ Compensation (U.S.) and A&H business lines.

(c)  Japan Typhoon loss estimate represents exposure to Commercial and Personal Property.

(d)  Japan Earthquake loss estimate represents exposure to Commercial and Personal Property and A&H business lines.

(e)  Taxed at the statutory tax rate of 21 percent for both the U.S. and Japanese modeled losses. The majority of Japan exposures are ceded to our U.S. Pool.

AIG’s 1-in-100 worldwide all peril OEP has reduced more than 15 percent from prior year, inclusive of Validus. The OEP estimates provided above reflect our in-force portfolios for exposures at October 1, 2018 for Validus and September 30, 2018 for the remainder of the exposure. The catastrophe reinsurance program is as of January 1, 2019. Other reinsurance covers are as of December 31, 2018.

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

Also, the modeled results are based on the assumption that all reinsurers fulfill their obligations to us under the terms of the reinsurance arrangements. However, reinsurance recoverables may not be fully collectible. Therefore, these estimates are inherently uncertain and may not accurately reflect our exposure to these events.

Our 2019 catastrophe reinsurance program provides protection on both an aggregate and occurrence basis. It is a worldwide program that provides differing per occurrence and aggregate attachment points for North America, Japan, and Rest of World (that also has some regional/country variations). The program includes $2 billion of limit for either per occurrence or aggregate exposure that is shared across the regional towers.

Our coverage for North America includes:

•      Per occurrence protection of up to $4 billion excess of $750 million, including $2 billion of limit in excess of $2.75 billion that is shared across the regional occurrence and aggregate towers

•      Aggregate protection utilizing the $2 billion of shared limit attaching excess $750 Million for 40% of the limit and excess $1 billion for 60% of the limit, with a $100 million per occurrence deductible

•      Up to $500 million of aggregate or occurrence North America specific limit to supplement the shared limit in the event that this erodes

•      A $275 million occurrence catastrophe cover specific to our U.S. high net worth personal lines business, with varying attachment points tailored towards specific geographies

Our coverage for exposure outside North America includes:

•      Japan per occurrence coverage of $550 million excess of $200 million and includes both personal and commercial exposure

•      Rest of World per occurrence coverage up to $425 million, with a retention of either $50 million, $75 million or $125 million depending on the zone/country

•      Rest of World and Japan dedicated aggregate protection of $250 million excess $250 million with a $20 million per occurrence deductible

•      Rest of World and Japan $2 billion of per occurrence or aggregate shared limit

AIG | 2018 Form 10-K                          159

ITEM 7 | Enterprise Risk Management

We have also purchased property per risk covers that provide protection against large losses globally, which include those emanating from non-critical catastrophe events (all events except for named windstorm and earthquake) globally as well as critical catastrophe events (named windstorm and earthquake) outside North America.

For Validus Reinsurance Limited, our catastrophe protection comes from a variety of reinsurance protections but is largely providing $400 million of limit excess $300 million of retention from world-wide exposure via an aggregate excess of loss cover with an additional $450 million of limit excess $700 million via the Tailwind Re Cat Bond for US, Puerto Rico and Canada named storm losses.

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

Our largest terrorism exposures are in New York City, and estimated losses are largely driven by the Property and Workers’ Compensation lines of business. At our largest exposure location, modeled losses for a five-ton bomb attack net of the Terrorism Risk Insurance Program (TRIP) and reinsurance recoveries are estimated to be $2.8 billion based on the exposures as of September 30, 2018.

Our exposure to terrorism risk in the U.S. is mitigated by TRIP in addition to limited private reinsurance protections. TRIP covers terrorist attacks within the United States or U.S. missions and against certain U.S. carriers or vessels and excludes certain lines of business as specified by applicable law. In 2019, TRIP covers 81 percent of insured losses above a deductible, decreasing to 80 percent in 2020. The current estimate of our deductible is approximately $2.0 billion for 2018.

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

For Life and Retirement companies, risks include the following:

•      Longevity risk – represents the risk of an increase in value of a policy or benefit as a result of actual mortality rates being lower than the expected mortality rates. This risk could arise from medical advancement and longer-term societal health changes. This risk exists in a number of our product lines but is most significant for our annuity products, structured settlements and pension risk transfer business.

•      Morbidity risk – represents the risk arising from actual morbidity (e.g. illness, disability or disease) incidence rate being higher than expected or the length of the claims extending longer than expected resulting in a higher overall benefit payout. This risk could arise from longer-term medical advances in detection and treatment for various diseases and medical conditions. This risk exists in a number of our product lines such as group benefits and long-term care businesses – which are in run-off or no longer being sold.

•      Mortality risk –  represents the risk of loss arising from actual mortality rates being higher than expected mortality rates. This risk could arise from pandemics or other events, including longer-term societal changes that cause higher-than-expected mortality. This risk exists in a number of our product lines, but is most significant for our life insurance products.

160                             AIG | 2018 Form 10-K

ITEM 7 | Enterprise Risk Management

•      Policyholder behavior risk (including full and partial surrender/lapse risk) –  represents the risk that actual policyholder behavior differs from expected behavior in a manner that has an adverse effect on our operating results. There are many related assumptions made when products are sold, including how long the contracts will persist and other assumptions which impact the expected utilization of contract benefits, options and guarantees. Actual experience can vary significantly from these assumptions. This risk is impacted by a number of factors including changes in market conditions, especially changes in the levels of interest rate and equity markets, tax law, regulations, competitive landscape and policyholder preferences. This risk exists in many of our product lines, but most notably within the annuity portfolio of business.

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

Variable Annuity Risk Management and Hedging Programs

Our Individual and Group Retirement businesses offer variable annuity products with guaranteed living benefit (GLB) riders that guarantee a certain level of lifetime benefits. GLBs are accounted for as embedded derivatives measured at fair value, with changes in the fair value recorded in Other realized capital gains (losses). GLB features subject the Life and Retirement companies to market risk, including exposure to changes in interest rates, equity prices, credit spreads and market volatility.

Variable annuity product design is the first step in managing our exposure to these market risks. Risk mitigation features of our variable annuity product design include GLB rider fees indexed to an equity market volatility index, which can provide additional fee assessments in periods of increased market volatility, required minimum allocations to fixed accounts to reduce overall equity exposure, and for some of the variable annuity products, the utilization of volatility control funds, which reduce equity exposure in the funds in response to changes in market volatility, even under sudden or extreme market movements.

After reflecting our product risk-mitigating features, we hedge our remaining economic exposure to market risk within GLB features through our variable annuity hedging program, which is designed to offset certain changes in the economic value of these GLB embedded derivatives, within established thresholds. The hedging program is designed to provide additional protection against large and combined movements in interest rates, equity prices, credit spreads and market volatility under multiple scenarios.

Our hedging program utilizes an economic hedge target, which represents our estimate of the underlying economic risks in our GLB riders, based on the present value of the future expected benefit payments for the GLB, less the present value of future GLB rider fees, over numerous stochastic scenarios. This stochastic projection method uses best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization) in conjunction with market scenarios calibrated to observable equity and interest rate option prices. Policyholder behaviors are regularly evaluated to compare current assumptions to actual experience and, if appropriate, changes are made to the policyholder behavior assumptions. The risk of changes in policyholder behavior is not explicitly hedged and such differences between expected and actual policyholder behaviors will result in hedge ineffectiveness.

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

AIG | 2018 Form 10-K                          161

ITEM 7 | Enterprise Risk Management

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

To manage the capital market exposures embedded within the economic hedge target, we identify and hedge market sensitivities to changes in equity markets, interest rates, volatility and for variable annuities, credit spreads. Each hedge program purchases derivative instruments or securities having sensitivities that offset corresponding sensitivities in the associated economic hedge targets, within internally defined threshold limits. Since the relative movements of the hedging portfolio and the economic hedge target vary over time or with market changes, the net exposure can be outside the threshold limits, and adjustments to the hedging portfolio are made periodically to return the net exposure to within the threshold limits.

Our hedging programs utilize various derivative instruments, including but not limited to equity options, futures contracts, interest rate swaps and swaptions, as well as other hedging instruments. In addition, within the variable annuities hedging program, we purchase certain fixed income securities and elect the fair value option as a capital efficient way to manage interest rate and credit spread exposures. To minimize counterparty credit risk the majority of the derivative instruments utilized within the hedging programs are  cleared through global exchanges. Over the counter derivatives utilized within the hedging programs are highly collateralized.

The hedging programs are monitored on a daily basis to ensure that the economic hedge targets and the associated derivative portfolios are within the threshold limits, pursuant to the approved hedging strategy. Daily risk monitoring verifies that the net risk exposures are within the approved net risk exposure threshold limits. In addition, monthly stress tests are performed to determine the program’s effectiveness relative to the applicable limits, under an array of combined severe market stresses in equity prices, interest rates, volatility and credit spreads. Finally, hedging strategies are reviewed regularly to gauge their effectiveness in managing our market exposures in the context of our overall risk appetite.

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

162                             AIG | 2018 Form 10-K

ITEM 7 | Enterprise Risk Management

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

At December 31, 2018, total reinsurance recoverable assets were $38.2 billion. These assets include general reinsurance paid losses recoverable of $1.5 billion, ceded loss reserves of $32.0 billion including reserves for incurred but not reported (IBNR) claims, and ceded reserves for unearned premiums of $3.0 billion, as well as life reinsurance recoverable of $1.7 billion. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years. These methods are continually reviewed and updated by management. Any adjustments are reflected in income. We believe that the amount recorded for ceded loss reserves at December 31, 2018 reflects a reasonable estimate of the ultimate losses recoverable. Actual losses may, however, differ from the reserves currently ceded.

The Reinsurance Credit Department (RCD) conducts periodic detailed assessments of the financial strength and condition of current and potential reinsurers, both foreign and domestic. The RCD monitors both the financial condition of reinsurers as well as the total reinsurance recoverable ceded to reinsurers, and sets limits with regard to the amount and type of exposure we are willing to take with reinsurers. As part of these assessments, we attempt to identify whether a reinsurer is appropriately licensed, assess its financial capacity and liquidity, and evaluate the local economic and financial environment in which a foreign reinsurer operates. The RCD reviews the nature of the risks ceded and the need for measures, including collateral to mitigate credit risk. For example, in our treaty reinsurance contracts, we frequently include provisions that require a reinsurer to post collateral or use other measures to reduce exposure when a referenced event occurs. Furthermore, we limit our unsecured exposure to reinsurers through the use of credit triggers such as insurer financial strength rating downgrades, declines in regulatory capital, or relevant risk-based capital (RBC) ratios fall below certain levels. We also set maximum limits for reinsurance recoverable exposure, which in some cases is the recoverable amount plus an estimate of the maximum potential exposure from unexpected events for a reinsurer. In addition, credit executives within ERM review reinsurer exposures and credit limits and approve reinsurer credit limits above specified levels. Finally, even where we conclude that uncollateralized credit risk is acceptable, we require collateral from active reinsurance counterparties where it is necessary for our subsidiaries to recognize the reinsurance recoverable assets for statutory accounting purposes. At December 31, 2018, we held $20.2 billion of collateral, in the form of funds withheld, securities in reinsurance trust accounts and/or irrevocable letters of credit, in support of reinsurance recoverable assets from unaffiliated reinsurers.

The following table presents information for each reinsurer representing in excess of five percent of our total reinsurance recoverable assets:

At December 31, 2018		A.M.	Gross		Percent of		Uncollateralized
	S&P	Best	Reinsurance		Reinsurance	Collateral	Reinsurance
(in millions)	Rating(a)	Rating(a)	Assets		Assets(b)	Held(c)	Assets
Reinsurer:
Berkshire Hathaway Group of Companies	AA+	A++	$14,375	(d)	37.7%	$12,913	$1,462
Swiss Reinsurance Group of Companies	AA-	A+	$4,507		11.8%	$2,285	$2,222

(a)  The financial strength ratings reflect the ratings of the various reinsurance subsidiaries of the companies listed as of January 29, 2019.

(b)  Total reinsurance assets include both Property Casualty and Life and Retirement reinsurance recoverable.

(c)  Excludes collateral held in excess of applicable treaty balances.

(d)  Includes $13.8 billion recoverable under the 2011 retroactive asbestos reinsurance transaction and the 2017 Adverse Development Reinsurance agreement.

At December 31, 2018, we had no significant reinsurance recoverable due from any individual reinsurer that was financially troubled. Reinsurer capital levels continued to increase in 2018, thereby increasing the industry’s underwriting capacity, which resulted in continued competition and lower rates for 2019 renewals. Reduced profitability associated with lower rates could potentially result in reduced capacity or rating downgrades for some reinsurers. The RCD, in conjunction with the credit executives within ERM, reviews these developments, monitors compliance with credit triggers that may require the reinsurer to post collateral, and seeks to use other appropriate means to mitigate any material risks arising from these developments.

For further discussion of reinsurance recoverable see Critical Accounting Estimates – Reinsurance Assets

AIG | 2018 Form 10-K                          163

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

The fair value of our interest rate, currency, credit, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts reported as a component of Other assets, was approximately $0.9 billion at both December 31, 2018 and December 31, 2017. Where applicable, these amounts have been determined in accordance with the respective master netting agreements.

The following table presents the fair value of our derivatives portfolios in asset positions by internal counterparty credit rating:

At December 31,
(in millions)	2018	2017
Rating:
AAA	$37	$12
AA	4	5
A	81	151
BBB	619	526
Below investment grade*	174	228
Total	$915	$922

*   Below investment grade includes not rated.

For additional discussion related to derivative transactions see Note 11 to the Consolidated Financial Statements.

164                             AIG | 2018 Form 10-K

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

AIG | 2018 Form 10-K                          165

Glossary

DAC Related to Unrealized Appreciation (Depreciation) of Investments   An adjustment to DAC and Reserves for investment-oriented products, equal to the change in DAC and Unearned Revenue amortization that would have been recorded if fixed maturity securities available for sale and also, prior to 2018, equity securities at fair value had been sold at their stated aggregate fair value and the proceeds reinvested at current yields.  An adjustment to benefit reserves for investment-oriented products is also recognized to reflect the application of the benefit ratio to the accumulated assessments that would have been recorded if fixed maturity securities available for sale and also, prior to 2018, equity securities at fair value had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (collectively referred to as “shadow Investment-Oriented Adjustments”).

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

166                             AIG | 2018 Form 10-K

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

VOBA  Value of Business Acquired  Present value of projected future gross profits from in-force policies of acquired businesses.

AIG | 2018 Form 10-K                          167

Acronyms

Acronyms

A&H Accident and Health Insurance	ISDA International Swaps and Derivatives Association, Inc.
ABS Asset-Backed Securities	Moody's Moody's Investors’ Service Inc.
BCFP Bureau of Consumer Financial Protection	NAIC National Association of Insurance Commissioners
CDO Collateralized Debt Obligations	NM Not Meaningful
CDS Credit Default Swap	NYSE New York Stock Exchange
CMA Capital Maintenance Agreement	OTC Over-the-Counter
CMBS Commercial Mortgage-Backed Securities	OTTI Other-Than-Temporary Impairment
EGPs Estimated gross profits	PCAOB Public Company Accounting Oversight Board (United States)
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting principles generally accepted in the United States of America	SEC Securities and Exchange Commission
GLB Guaranteed Living Benefit	URR Unearned revenue reserve
GMDB Guaranteed Minimum Death Benefits	VIE Variable Interest Entity
GMWB Guaranteed Minimum Withdrawal Benefits

168                             AIG | 2018 Form 10-K

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth in the Enterprise Risk Management section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

AIG | 2018 Form 10-K                          169

Part II

ITEM 8 | Financial Statements and Supplementary Data

American International Group, Inc.

Reference to Financial Statements and Schedules

170                             AIG | 2018 Form 10-K

ITEM 8 | Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American International Group, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American International Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Validus Holdings, Ltd. and Glatfelter Insurance Group (the “Acquired Businesses”) from its assessment of internal control over financial reporting as of December 31, 2018 because they were acquired by the Company in purchase business combinations during 2018. We have also excluded the Acquired Businesses from our audit of internal control over financial reporting. The Acquired Businesses are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 2 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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

 /s/ PricewaterhouseCoopers LLP

New York, New York

February 15, 2019

We have served as the Company’s auditor since 1980.

AIG | 2018 Form 10-K                          171

American International Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(in millions, except for share data)	2018	2017
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2018 - $225,780; 2017 - $225,461)	$229,391	$238,992
Other bond securities, at fair value (See Note 6)	11,415	12,772
Equity Securities:
Common and preferred stock available for sale, at fair value (cost: 2017 - $1,305)	-	1,708
Other common and preferred stock, at fair value (See Note 6)	1,253	589
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2018 - $0; 2017 - $5)	43,135	37,023
Other invested assets (portion measured at fair value: 2018 - $5,894; 2017 - $6,248)	19,341	20,822
Short-term investments, including restricted cash of $142 in 2018 and $58 in 2017
(portion measured at fair value: 2018 - $3,015; 2017 - $2,615)	9,674	10,386
Total investments	314,209	322,292

Cash	2,873	2,362
Accrued investment income	2,389	2,356
Premiums and other receivables, net of allowance	11,011	10,248
Reinsurance assets, net of allowance	38,172	33,024
Deferred income taxes	15,221	14,033
Deferred policy acquisition costs	12,694	10,994
Other assets, including restricted cash of $343 in 2018 and $317 in 2017
(portion measured at fair value: 2018 - $973; 2017 - $922)	13,568	10,194
Separate account assets, at fair value	81,847	92,798
Total assets	$491,984	$498,301
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$83,639	$78,393
Unearned premiums	19,248	19,030
Future policy benefits for life and accident and health insurance contracts	44,935	45,432
Policyholder contract deposits (portion measured at fair value: 2018 - $4,116; 2017 - $4,150)	142,262	135,602
Other policyholder funds	3,568	3,648
Other liabilities (portion measured at fair value: 2018 - $1,265; 2017 - $1,124)	24,636	26,050
Long-term debt (portion measured at fair value: 2018 - $2,213; 2017 - $2,888)	34,540	31,640
Separate account liabilities	81,847	92,798
Total liabilities	434,675	432,593
Contingencies, commitments and guarantees (See Note 16)

AIG shareholders’ equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2018 - 1,906,671,492 and
2017 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2018 - 1,040,062,063 shares; 2017 - 1,007,626,835 shares of common stock	(49,144)	(47,595)
Additional paid-in capital	81,268	81,078
Retained earnings	20,884	21,457
Accumulated other comprehensive income (loss)	(1,413)	5,465
Total AIG shareholders’ equity	56,361	65,171
Non-redeemable noncontrolling interests	948	537
Total equity	57,309	65,708
Total liabilities and equity	$491,984	$498,301

See accompanying Notes to Consolidated Financial Statements.

172                             AIG | 2018 Form 10-K

American International Group, Inc.

Consolidated Statements of Income

	Years Ended December 31,
(dollars in millions, except per share data)	2018	2017	2016
Revenues:
Premiums	$30,614	$31,374	$34,393
Policy fees	2,791	2,935	2,732
Net investment income	12,476	14,179	14,065
Net realized capital losses:
Total other-than-temporary impairments on available for sale securities	(190)	(196)	(458)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(61)	(31)	(29)
Net other-than-temporary impairments on available for sale
securities recognized in net income (loss)	(251)	(227)	(487)
Other realized capital gains (losses)	121	(1,153)	(1,457)
Total net realized capital losses	(130)	(1,380)	(1,944)
Other income	1,638	2,412	3,121
Total revenues	47,389	49,520	52,367
Benefits, losses and expenses:
Policyholder benefits and losses incurred	27,412	29,972	32,437
Interest credited to policyholder account balances	3,754	3,592	3,705
Amortization of deferred policy acquisition costs	5,386	4,288	4,521
General operating and other expenses	9,302	9,107	10,989
Interest expense	1,309	1,168	1,260
(Gain) loss on extinguishment of debt	7	(5)	74
Net gain on sale of divested businesses	(38)	(68)	(545)
Total benefits, losses and expenses	47,132	48,054	52,441
Income (loss) from continuing operations before income tax expense	257	1,466	(74)
Income tax expense:
Current	336	636	576
Deferred	(182)	6,890	(391)
Income tax expense	154	7,526	185
Income (loss) from continuing operations	103	(6,060)	(259)
Income (loss) from discontinued operations, net of income tax expense	(42)	4	(90)
Net income (loss)	61	(6,056)	(349)
Less:
Net income from continuing operations attributable to
noncontrolling interests	67	28	500
Net loss attributable to AIG	$(6)	$(6,084)	$(849)

Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$0.04	$(6.54)	$(0.70)
Loss from discontinued operations	$(0.05)	$-	$(0.08)
Net loss attributable to AIG	$(0.01)	$(6.54)	$(0.78)
Diluted:
Income (loss) from continuing operations	$0.04	$(6.54)	$(0.70)
Loss from discontinued operations	$(0.05)	$-	$(0.08)
Net loss attributable to AIG	$(0.01)	$(6.54)	$(0.78)
Weighted average shares outstanding:
Basic	898,405,537	930,561,286	1,091,085,131
Diluted	910,141,242	930,561,286	1,091,085,131

See accompanying Notes to Consolidated Financial Statements.

AIG | 2018 Form 10-K                          173

American International Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2018	2017	2016
Net income (loss)	$61	$(6,056)	$(349)
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which other-than-temporary credit impairments were taken	(1,000)	367	(270)
Change in unrealized appreciation (depreciation) of all other investments	(4,975)	1,288	839
Change in foreign currency translation adjustments	(349)	539	250
Change in retirement plan liabilities adjustment	28	41	(126)
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	3	-	-
Other comprehensive income (loss)	(6,293)	2,235	693
Comprehensive income (loss)	(6,232)	(3,821)	344
Comprehensive income attributable to noncontrolling interests	76	28	500
Comprehensive loss attributable to AIG	$(6,308)	$(3,849)	$(156)

See accompanying Notes to Consolidated Financial Statements.

174                             AIG | 2018 Form 10-K

American International Group, Inc.

Consolidated Statements of Equity

							Non-
					Accumulated	Total AIG	redeemable
			Additional		Other	Share-	Non-
	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance, January 1, 2016	$4,766	$(30,098)	$81,510	$30,943	$2,537	$89,658	$552	$90,210
Common stock issued under stock plans	-	86	(175)	-	-	(89)	-	(89)
Purchase of common stock	-	(11,460)	-	-	-	(11,460)	-	(11,460)
Net income (loss) attributable to AIG or other
noncontrolling interests	-	-	-	(849)	-	(849)	500	(349)
Dividends	-	-	-	(1,372)	-	(1,372)	-	(1,372)
Other comprehensive income (loss)	-	-	-	-	693	693	-	693
Current and deferred income taxes	-	-	(208)	-	-	(208)	-	(208)
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	43	43
Contributions from noncontrolling interests	-	-	-	-	-	-	22	22
Distributions to noncontrolling interests	-	-	-	-	-	-	(570)	(570)
Other	-	1	(63)	(11)	-	(73)	11	(62)
Balance, December 31, 2016	$4,766	$(41,471)	$81,064	$28,711	$3,230	$76,300	$558	$76,858
Common stock issued under stock plans	-	147	(325)	-	-	(178)	-	(178)
Purchase of common stock	-	(6,275)	-	-	-	(6,275)	-	(6,275)
Net income (loss) attributable to AIG or other
noncontrolling interests	-	-	-	(6,084)	-	(6,084)	28	(6,056)
Dividends	-	-	-	(1,172)	-	(1,172)	-	(1,172)
Other comprehensive income (loss)	-	-	-	-	2,235	2,235	-	2,235
Current and deferred income taxes	-	-	(4)	-	-	(4)	-	(4)
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	101	101
Contributions from noncontrolling interests	-	-	-	-	-	-	42	42
Distributions to noncontrolling interests	-	-	-	-	-	-	(193)	(193)
Other	-	4	343	2	-	349	1	350
Balance, December 31, 2017	$4,766	$(47,595)	$81,078	$21,457	$5,465	$65,171	$537	$65,708
Cumulative effect of change in accounting
principle, net of tax	-	-	-	568	(576)	(8)	-	(8)
Common stock issued under stock plans	-	189	(344)	-	-	(155)	-	(155)
Purchase of common stock	-	(1,739)	-	-	-	(1,739)	-	(1,739)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	(6)	-	(6)	67	61
Dividends	-	-	-	(1,138)	-	(1,138)	-	(1,138)
Other comprehensive income (loss)	-	-	-	-	(6,302)	(6,302)	9	(6,293)
Current and deferred income taxes	-	-	-	-	-	-	-	-
Net increase due to acquisitions and consolidations	-	-	-	-	-	-	63	63
Contributions from noncontrolling interests	-	-	-	-	-	-	373	373
Distributions to noncontrolling interests	-	-	-	-	-	-	(96)	(96)
Other	-	1	534	3	-	538	(5)	533
Balance, December 31, 2018	$4,766	$(49,144)	$81,268	$20,884	$(1,413)	$56,361	$948	$57,309

See accompanying Notes to Consolidated Financial Statements.

AIG | 2018 Form 10-K                          175

American International Group, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$61	$(6,056)	$(349)
(Income) loss from discontinued operations	42	(4)	90
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net (gains) losses on sales of securities available for sale and other assets	98	(431)	(2,033)
Net gain on sale of divested businesses	(38)	(68)	(545)
(Gains) losses on extinguishment of debt	7	(5)	74
Unrealized losses in earnings – net	443	79	1,465
Equity in loss from equity method investments, net of dividends or distributions	363	350	1,053
Depreciation and other amortization	5,362	3,874	4,090
Impairments of assets	425	685	1,116
Changes in operating assets and liabilities:
Insurance reserves	1,065	2,637	5,325
Premiums and other receivables and payables – net	887	410	536
Reinsurance assets and funds held under reinsurance treaties	(3,289)	(10,870)	(1,804)
Capitalization of deferred policy acquisition costs	(5,832)	(4,819)	(5,216)
Current and deferred income taxes – net	-	6,981	(308)
Other, net	467	(581)	8
Total adjustments	(42)	(1,758)	3,761
Net cash provided by (used in) operating activities	61	(7,818)	3,502
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	25,143	31,082	30,103
Other securities	3,755	3,792	4,164
Other invested assets	4,365	6,913	8,447
Divested businesses, net	10	792	2,809
Maturities of fixed maturity securities available for sale	24,777	29,011	25,749
Principal payments received on and sales of mortgage and other loans receivable	4,272	5,742	6,074
Purchases of:
Available for sale securities	(44,109)	(49,856)	(54,978)
Other securities	(1,318)	(1,147)	(935)
Other invested assets	(2,839)	(2,874)	(3,421)
Mortgage and other loans receivable	(10,286)	(9,369)	(10,651)
Acquisition of businesses, net of cash and restricted cash acquired	(5,717)	-	-
Net change in short-term investments	1,524	2,098	(3,089)
Other, net	200	(2,143)	(1,020)
Net cash provided by (used in) investing activities	(223)	14,041	3,252
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	24,178	17,908	18,100
Policyholder contract withdrawals	(17,999)	(15,785)	(14,041)
Issuance of long-term debt	4,734	3,356	5,954
Repayments of long-term debt	(3,672)	(3,698)	(4,082)
Purchase of common stock	(1,739)	(6,275)	(11,460)
Dividends paid	(1,138)	(1,172)	(1,372)
Other, net	(3,570)	(31)	68
Net cash provided by (used in) financing activities	794	(5,697)	(6,833)
Effect of exchange rate changes on cash and restricted cash	(11)	(29)	55
Net increase (decrease) in cash and restricted cash	621	497	(24)
Cash and restricted cash at beginning of year	2,737	2,107	2,238
Change in cash of businesses held for sale	-	133	(107)
Cash and restricted cash at end of year	$3,358	$2,737	$2,107

176                             AIG | 2018 Form 10-K

American International Group, Inc.

Consolidated Statements of Cash Flows  (continued)

Supplementary Disclosure of Consolidated Cash Flow Information
	Years Ended December 31,
(in millions)	2018	2017	2016
Cash	$2,873	$2,362	$1,868
Restricted cash included in Short-term investments*	142	58	46
Restricted cash included in Other assets*	343	317	193
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$3,358	$2,737	$2,107

Cash paid during the period for:
Interest	$1,312	$1,282	$1,331
Taxes	$154	$544	$493
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,392	$3,309	$3,430
Non-cash consideration received from sale of United Guaranty	$-	$-	$1,101

*    Includes funds held for tax sharing payments to AIG Parent, security deposits, replacement reserve deposits related to our affordable housing investments, and security deposits for certain leased aircraft and escrow funds related to our investment in Castle Holdings LLC’s aircraft assets, which was sold in 2018.

See accompanying Notes to Consolidated Financial Statements.

AIG | 2018 Form 10-K                          177

ITEM 8 |  Notes to Consolidated Financial Statements |  1. Basis of Presentation

1. Basis of Presentation

American International Group, Inc. (AIG) is a leading global insurance organization serving customers in more than 80 countries and jurisdictions. AIG companies serve commercial and individual customers through one of the most extensive worldwide property‑casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG). On December 3, 2018, AIG’s Common Stock was voluntarily delisted from the Tokyo Stock Exchange. Unless the context indicates otherwise, the terms “AIG,” “we,” “us” or “our” mean American International Group, Inc. and its consolidated subsidiaries and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.

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

Certain of our foreign subsidiaries included in the Consolidated Financial Statements report on fiscal-period ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Consolidated Financial Statements has been considered for adjustment and/or disclosure.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All material intercompany accounts and transactions have been eliminated.

Acquisition of Businesses

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

Glatfelter

On November 6, 2018 AIG completed the purchase of Glatfelter Insurance Group, a full-service broker and insurance company providing services for specialty programs and retail operations.

Ellipse

On December 31, 2018, AIG Life Ltd., a U.K. AIG Life and Retirement company, completed the acquisition of Ellipse, a specialist provider of group life risk protection in the U.K.

Sales of Businesses

Sale of Certain Insurance Subsidiary Operations to Fairfax

On October 18, 2016, we entered into an agreement to sell certain insurance operations to Fairfax Financial Holdings Limited (Fairfax). The agreement included the sale of our subsidiary operations in Argentina, Chile, Colombia, Uruguay, Venezuela and Turkey. Fairfax acquired renewal rights for the portfolios of local business written by our operations in Bulgaria, the Czech Republic, Hungary, Poland, Romania and Slovakia, and assume certain of our operating assets and employees. Substantially all of the operations and renewal rights that we agreed to sell to Fairfax were sold by December 31, 2017.

178                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  1. Basis of Presentation

AIG Fuji Life Insurance

On November 14, 2016, we entered into an agreement to sell Fuji Life to FWD Group, the insurance arm of Pacific Century Group. Total cash consideration to us was approximately $333 million. The transaction closed on April 30, 2017.

United Guaranty

On December 31, 2016, we sold our 100 percent interest in United Guaranty Corporation (United Guaranty) and certain related affiliates to Arch Capital Group Ltd. (Arch) for total consideration of $3.3 billion, consisting of $2.2 billion of cash and approximately $1.1 billion of newly issued Arch convertible non-voting common-equivalent preferred stock and reported a pre-tax gain of approximately $697 million. We also received $261 million in pre-closing dividends from United Guaranty in the fourth quarter of 2016. However, due to pending regulatory approvals, United Guaranty Asia was not included in the December 31, 2016 closing and $40 million of cash consideration was retained by Arch. The sale of United Guaranty Asia was completed on July 1, 2017 and we received the $40 million cash proceeds. In the first quarter of 2018, we sold our remaining interest in Arch, which we received as part of the consideration for selling United Guaranty to Arch in 2016.

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

NSM

On August 31, 2016, we sold our controlling interest in NSM Insurance Group LLC (NSM), a managing general agent to ABRY Partners, a private equity firm, for consideration of $201 million resulting in a pre-tax gain of approximately $105 million in the third quarter of 2016. We retained an equity interest in a newly formed joint venture, which we subsequently sold on May 11, 2018 to White Mountains Catskill Holdings, Inc. We will continue to provide underwriting capacity to NSM.

Non-controlling interest in Fortitude

On November 13, 2018, we completed the sale of a 19.9 percent ownership interest in Fortitude Holdings to TCG, an affiliate of The Carlyle Group L.P. (Carlyle).  Fortitude Holdings owns 100 percent of the outstanding common shares of Fortitude Re and AIG has an 80.1 percent ownership interest in Fortitude Holdings. We received $381 million in cash and will receive up to $95 million of deferred compensation which is subject to certain purchase price adjustments. To the extent we do not receive all or a portion of the planned distributions within 18 months of the Fortitude Re Closing, TCG will pay us up to an additional $100 million. In connection with the sale, we agreed to certain investment commitment targets into various Carlyle strategies and to certain minimum investment management fee payments within thirty-six months following the closing. We also will be required to pay a proportionate amount of an agreed make-whole fee to the extent we fail to satisfy such investment commitment targets.

AIG | 2018 Form 10-K                          179

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

•      valuation of embedded derivatives for fixed index annuity and life products;

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

•      fair value measurements of certain financial assets and liabilities; and

•      income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset and estimates associated with the Tax Act.

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.

Out of Period Adjustments

For the year ended December 31, 2018, our results include out of period adjustments relating to prior periods that decreased net income attributable to AIG by $77 million, and decreased Income from continuing operations before income taxes by $98 million. The out of period adjustments are primarily related to decreases in deferred policy acquisition costs and increases in policyholder contract deposits. We determined that these adjustments were not material to the current year or to any previously reported annual financial statements. Had these adjustments been recorded in their appropriate periods, Net income attributable to AIG for the years ended December 31, 2017, and December 31, 2016 would have increased by $95 million, and by $117 million, respectively.

For the year ended December 31, 2016, we recorded out of period adjustments relating to prior years that increased Net loss attributable to AIG by $174 million and increased Loss from continuing operations before income taxes by $57 million.  The out of period adjustments are primarily related to income tax liabilities and ceded loss adjustment expenses.

180                             AIG | 2018 Form 10-K

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

Note 12.  Goodwill and Other Intangible Assets

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

Reinsurance premiums for assumed business are estimated based on information received from brokers, ceding companies and reinsureds. Any subsequent differences that arise regarding such estimates are recorded in the periods in which they are determined.

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

AIG | 2018 Form 10-K                          181

ITEM 8 | Notes to Consolidated Financial Statements |  2. Summary of Significant Accounting Policies

Other income includes advisory fee income from the Life and Retirement broker dealer business, as well as legal recoveries of $11 million, $27 million and $44 million from legacy crisis and other matters in 2018, 2017 and 2016, respectively.

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

Premiums and other receivables – net of allowance include premium balances receivable, amounts due from agents and brokers and policyholders, trade receivables for the Direct Investment book (DIB) and Global Capital Markets (GCM) and other receivables. Trade receivables for GCM include cash collateral posted to derivative counterparties that is not eligible to be netted against derivative liabilities. The allowance for doubtful accounts on premiums and other receivables was $216 million and $236 million at December 31, 2018 and 2017, respectively.

Other assets consist of sales inducement assets, prepaid expenses, deposits, other deferred charges, real estate, other fixed assets, capitalized software costs, goodwill, intangible assets other than goodwill, restricted cash and derivative assets.

We offer sales inducements which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Sales inducements provided to the contract holder are recognized in Policyholder contract deposits in the Consolidated Balance Sheets. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC (see Note 9 herein). To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest, and are higher than the contract’s expected ongoing crediting rates for periods after the bonus period. The deferred bonus interest and other deferred sales inducement assets totaled $752 million and $738 million at December 31, 2018 and 2017, respectively. The amortization expense associated with these assets is reported within Interest credited to policyholder account balances in the Consolidated Statements of Income. Such amortization expense totaled $156 million, $94 million and $77 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

182                             AIG | 2018 Form 10-K

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

We adopted the standard using the modified retrospective approach on its required effective date of January 1, 2018.  Our analysis of revenues indicated that substantially all of our revenues were from sources excluded from the scope of the standard.  For those revenue sources within the scope of the standard, there were no material changes in the timing or measurement of revenues based upon the guidance.  As substantially all of our revenue sources were excluded from the scope of the standard, the adoption of the standard did not have a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

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

AIG | 2018 Form 10-K                          183

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

We adopted the standard retrospectively on its effective date of January 1, 2018. The standard addresses presentation of restricted cash in the Consolidated Statement of Cash Flows only and had no impact on our reported consolidated financial condition, results of operations or required disclosures.

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

We adopted this standard on its effective date of January 1, 2018 using the modified retrospective approach. Based on our evaluation, the adoption of this standard did not have a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

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

We adopted this standard on its effective date of January 1, 2018. The standard primarily addresses the presentation of the service cost component of net periodic benefit costs in the income statement. AIG’s U.S. pension plans are frozen and no longer accrue benefits, which are reflected as service costs. Therefore, the standard did not have a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

Modification of Share-Based Payment Awards

In May 2017, the FASB issued an accounting standard that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.

We prospectively adopted this standard on its effective date of January 1, 2018 and the standard did not have a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued an accounting standard that allows the optional reclassification of stranded tax effects within accumulated other comprehensive income to retained earnings that arise due to the enactment of the Tax Cuts and Jobs Act of 2017 (Tax Act). The amount of the reclassification would reflect the impact of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Tax Act and other income tax effects of the Tax Act on items remaining in accumulated other comprehensive income.

184                             AIG | 2018 Form 10-K

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

Future Application of Accounting Standards

Leases

In February 2016, the FASB issued an accounting standard that will require lessees with lease terms of more than 12 months to recognize a right of use asset and a corresponding lease liability on their balance sheets. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating leases or finance leases. Lessor accounting remained largely the same, with the exception of certain specified changes. The standard is effective for annual periods beginning after December 15, 2018, and interim periods within those years, using a modified retrospective approach, and provides for certain practical expedients in transition. During 2018, the FASB issued several amendments and targeted improvements to ease with the application of the standard, including the addition of a transition approach that gives the Company the option of applying the standard at either the beginning of the earliest comparative period presented or the beginning of the period of adoption.

We plan to adopt the standard on its effective date of January 1, 2019, by recognizing a cumulative-effect adjustment to the opening balance of retained earnings for leases existing at the date of adoption.  We will also elect certain practical expedients that allow us not to reassess existing leases under the new guidance. Based on our analysis, the vast majority of the Company’s lease obligation pertained to real estate utilized in the operation of our businesses. Consequently, the primary impact of adoption will result in the recognition of a right of use asset and a lease liability for operating leases pertaining to our real estate portfolio that are expected to represent less than one percent of the Company’s Total Assets and Total Liabilities, respectively. We do not expect the standard to have a material effect on our reported consolidated financial condition, results of operations, cash flows or required disclosures. See Note 16, Contingencies, Commitments and Guarantees for additional information.

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

We plan to adopt the standard on its effective date of January 1, 2020.  We are continuing to develop our implementation plan to adopt the standard and are assessing the impact of the standard on our reported consolidated financial condition, results of operations, cash flows and required disclosures.  While we expect an increase in our allowances for credit losses for the financial instruments within scope of the standard, given the objective of the new standard, the amount of any change will be dependent on our portfolios’ composition and quality at the adoption date as well as economic conditions and forecasts at that time.

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

We plan to adopt the standard retrospectively on its effective date of January 1, 2019. We do not expect the standard to have a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

AIG | 2018 Form 10-K                          185

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

The standard is effective on January 1, 2019, with early adoption permitted. We will adopt the standard on its effective date. The standard’s impact is not material to our reported consolidated financial condition, results of operations, cash flows and required disclosures.

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The standard prescribes significant and comprehensive changes to recognition, measurement, presentation and disclosure as summarized below:

•      Requires the review and if necessary update of future policy benefit assumptions at least annually for traditional and limited pay long duration contracts, with the recognition and separate presentation of any resulting re-measurement gain or loss (except for discount rate changes as noted below) in the income statement.

•      Requires the discount rate assumption to be updated at the end of each reporting period using an upper medium grade (low-credit risk) fixed income instrument yield that maximizes the use of observable market inputs and recognizes the impact of changes to discount rates in other comprehensive income.

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

•      Increased disclosures of disaggregated roll-forwards of policy benefits, account balances, market risk benefits, separate account liabilities and information about significant inputs, judgments and methods used in measurement and changes thereto and impact of those changes.

We plan to adopt the standard on its effective date of January 1, 2021. We are evaluating the method of adoption and impact of the standard on our reported consolidated financial condition, results of operations, cash flows and required disclosures.  The adoption of this standard is expected to have a significant impact on our consolidated financial condition, results of operations, cash flows and required disclosures, as well as systems, processes and controls.

186                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  3. Segment Information

3. Segment Information

We report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources, as follows:

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

•       Fuji Life — consists of term insurance, life insurance, endowment policies and annuities. The sale of this business was completed on April 30, 2017.

AIG | 2018 Form 10-K                          187

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

•       Legacy Life and Retirement Run-Off Lines — Reserves consist of certain structured settlements, pension risk transfer annuities and single premium immediate annuities written prior to April 2012.  Also includes exposures to whole life, long-term care and exited accident & health product lines.

•       Legacy General Insurance Run-Off Lines — Reserves consist of excess workers’ compensation, environmental exposures and exposures to other products within General Insurance that are no longer actively marketed.  Also includes the remaining reserves in Eaglestone Reinsurance Company (Eaglestone).

•       Legacy Investments — Includes investment classes that we have placed into run-off including holdings in direct investments as well as investments in global capital markets and global real estate.

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

188                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  3. Segment Information

The following table presents AIG’s continuing operations by operating segment:

		Net			Adjusted
	Total	Investment	Interest	Amortization	Pre-Tax
(in millions)	Revenues	Income	Expense	of DAC	Income (Loss)
2018
General Insurance
North America	$14,619	$2,305	$-	$1,859	$(8)
International	15,554	363	-	2,737	(461)
Total General Insurance	30,173	2,668	-	4,596	(469)
Life and Retirement
Individual Retirement	5,338	3,827	82	630	1,681
Group Retirement	2,891	2,172	42	95	933
Life Insurance	4,007	1,137	25	(50)	330
Institutional Markets	1,900	786	13	5	246
Total Life and Retirement	14,136	7,922	162	680	3,190
Other Operations	636	45	1,066	10	(1,584)
Legacy Portfolio	3,039	2,325	30	105	213
AIG Consolidation and elimination	(171)	(232)	85	-	59
Total AIG Consolidated adjusted revenues and adjusted
pre-tax income	$47,813	$12,728	$1,343	$5,391	$1,409
Reconciling Items from adjusted pre-tax income to
pre-tax income (loss):
Changes in fair value of securities used to hedge guaranteed
living benefits	(128)	(128)	-	-	(154)
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	-	-	(5)	6
Other income (expense) - net	(53)	-	-	-	-
Loss on extinguishment of debt	-	-	-	-	(7)
Net realized capital losses*	(254)	(124)	(34)	-	(193)
Income from divested businesses	-	-	-	-	38
Non-operating litigation reserves and settlements	11	-	-	-	(19)
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	-	-	-	(675)
Net loss reserve discount benefit (charge)	-	-	-	-	371
Pension expense related to a one-time lump sum payment to
former employees	-	-	-	-	-
Integration and transaction costs associated with acquired businesses	-	-	-	-	(124)
Restructuring and other costs	-	-	-	-	(395)
Revenues and Pre-tax income (loss)	$47,389	$12,476	$1,309	$5,386	$257
2017
General Insurance
North America	$14,600	$3,145	$31	$1,305	$(232)
International	15,094	523	(9)	2,460	(581)
Total General Insurance	29,694	3,668	22	3,765	(813)
Life and Retirement
Individual Retirement	5,514	4,013	58	415	2,289
Group Retirement	2,848	2,164	32	84	1,004
Life Insurance	4,056	1,044	13	239	274
Institutional Markets	3,168	595	6	5	264
Total Life and Retirement	15,586	7,816	109	743	3,831
Other Operations	1,413	53	968	(9)	(1,405)
Legacy Portfolio	4,391	2,776	122	76	1,470
AIG Consolidation and elimination	(308)	(280)	(53)	4	75
Total AIG Consolidated adjusted revenues and adjusted
pre-tax income	$50,776	$14,033	$1,168	$4,579	$3,158

AIG | 2018 Form 10-K                          189

ITEM 8 |  Notes to Consolidated Financial Statements |  3. Segment Information

Reconciling Items from adjusted pre-tax income to
pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	146	146	-	-	146
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	-	-	(291)	303
Other income (expense) - net	(49)	-	-	-	-
Gain on extinguishment of debt	-	-	-	-	5
Net realized capital losses	(1,380)	-	-	-	(1,380)
Income from divested businesses	-	-	-	-	68
Non-operating litigation reserves and settlements	27	-	-	-	129
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	-	-	-	(303)
Net loss reserve discount benefit (charge)	-	-	-	-	(187)
Pension expense related to a one-time lump sum payment to
former employees	-	-	-	-	(60)
Restructuring and other costs	-	-	-	-	(413)
Revenues and Pre-tax income	$49,520	$14,179	$1,168	$4,288	$1,466
2016
General Insurance
North America	$17,005	$3,041	$28	$1,444	$(2,399)
International	16,135	513	-	2,677	348
Total General Insurance	33,140	3,554	28	4,121	(2,051)
Life and Retirement
Individual Retirement	5,758	3,878	50	298	2,269
Group Retirement	2,769	2,146	26	129	931
Life Insurance	3,818	1,035	12	182	(37)
Institutional Markets	1,433	563	4	4	265
Total Life and Retirement	13,778	7,622	92	613	3,428
Other Operations	2,517	207	978	72	(1,011)
Legacy Portfolio	5,250	2,913	282	108	1,007
AIG Consolidation and elimination	(494)	(351)	(120)	(117)	42
Total AIG Consolidated adjusted revenues and adjusted
pre-tax income	$54,191	$13,945	$1,260	$4,797	$1,415
Reconciling Items from adjusted pre-tax income to
pre-tax income (loss):
Changes in fair value of securities used to hedge guaranteed
living benefits	120	120	-	-	120
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	-	-	(276)	195
Other income (expense) - net	(44)	-	-	-	-
Loss on extinguishment of debt	-	-	-	-	(74)
Net realized capital losses	(1,944)	-	-	-	(1,944)
Income from divested businesses	-	-	-	-	545
Non-operating litigation reserves and settlements	44	-	-	-	41
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	-	-	-	42
Net loss reserve discount benefit (charge)	-	-	-	-	427
Pension expense related to a one-time lump sum payment to
former employees	-	-	-	-	(147)
Restructuring and other costs	-	-	-	-	(694)
Revenues and Pre-tax income (loss)	$52,367	$14,065	$1,260	$4,521	$(74)

*   Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

The following table presents AIG’s year-end identifiable assets and capital expenditures by legal entity category:

	Year-End Identifiable Assets		Capital Expenditures
(in millions)	2018	2017	2018	2017
General Insurance companies	$110,007	$114,841	$171	$239
Life and Retirement companies	247,219	289,457	94	88
Other	140,428	105,425	103	156
AIG Consolidation and Elimination	(5,670)	(11,422)	-	-
Total Assets	$491,984	$498,301	$368	$483

190                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  3. Segment Information

The following table presents AIG’s consolidated total revenues and real estate and other fixed assets, net of accumulated depreciation, by major geographic area:

				Real Estate and Other Fixed Assets,
	Total Revenues*			Net of Accumulated Depreciation
(in millions)	2018	2017	2016	2018	2017	2016
North America	$31,003	$34,149	$36,871	$1,479	$1,630	$1,326
International	16,386	15,371	15,496	693	892	1,334
Consolidated	$47,389	$49,520	$52,367	$2,172	$2,522	$2,660

*    Revenues are generally reported according to the geographic location of the reporting unit. International revenues consists of revenues from our General Insurance International operating segment.

4. Business Combination

On July 18, 2018, we completed the purchase of a 100 percent voting interest in Validus, a leading provider of reinsurance, primary insurance, and asset management services, for $5.5 billion in cash. This transaction was made with the intent to strengthen our global General Insurance business by expanding our current product portfolio through additional distribution channels and advancing the tools available to enhance underwriting. The impact of the acquisition on Total revenues, Net income (loss), and Net income (loss) attributable to AIG was $1.4 billion, $(206) million, and $(206) million, respectively, for 2018. Integration and transaction costs associated with the acquisition of Validus were $101 million for 2018 and are included in General operating and other expenses in our Consolidated Statement of Income.

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

In addition, Validus participates in the market for insurance-linked securities (ILS) primarily through AlphaCat Managers, Ltd (AlphaCat Manager). AlphaCat Manager is an asset manager primarily for third-party investors and in connection with the issuance of ILS invests in AlphaCat funds which are considered variable interest entities (VIEs). ILS are financial instruments for which the values are determined based on insurance losses caused primarily by natural catastrophes such as major earthquakes and hurricanes. We report the investment in AlphaCat funds, which is approximately $116 million at December 31, 2018, in Other Invested Assets in the Consolidated Balance Sheet.

AIG | 2018 Form 10-K                          191

ITEM 8 |  Notes to Consolidated Financial Statements |  4. Business Combination

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

*    Reported in Deferred policy acquisition costs in the Consolidated Balance Sheet.

The following unaudited summarized pro forma consolidated income statement information assumes that the acquisition of Validus occurred as of January 1, 2017. The pro forma amounts are for comparative purposes only, may not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period and may not be indicative of the results that will be attained in the future.

Years Ended December 31,
(in millions)	2018*	2017*
Total revenues	$48,588	$52,009
Net income (loss)	16	(6,104)
Net income (loss) attributable to AIG	(51)	(6,132)

Income (loss) per common share attributable to AIG:
Basic:
Net income (loss) attributable to AIG	(0.06)	(6.59)
Diluted:
Net income (loss) attributable to AIG	(0.06)	(6.59)

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

(a) Reported in Other assets in the Consolidated Balance Sheet.

(b) Amortization is reported in General operating and other expenses in the Consolidated Statement of Income (Loss).

(c) Reported in Deferred policy acquisition costs in the Consolidated Balance Sheet and Amortization of deferred policy acquisition costs in the Consolidated Statement of Income (Loss).

192                             AIG | 2018 Form 10-K

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

AIG | 2018 Form 10-K                          193

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

194                             AIG | 2018 Form 10-K

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

AIG | 2018 Form 10-K                          195

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

196                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

The fair value of embedded derivatives contained in certain variable annuity and equity-indexed annuity and life contracts is measured based on policyholder behavior and capital market assumptions related to projected cash flows over the expected lives of the contracts. These discounted cash flow projections primarily include benefits and related fees assessed, when applicable. In some instances, the projected cash flows from fees may exceed projected cash flows related to benefit payments and therefore, at a point in time, the carrying value of the embedded derivative may be in a net asset position. The projected cash flows incorporate best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization), along with an explicit risk margin to reflect a market participant’s estimates of projected cash flows and policyholder behavior. Estimates of future policyholder behavior assumptions are subjective and based primarily on our historical experience.

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

AIG | 2018 Form 10-K                          197

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2018				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$53	$3,207	$-	$-	$-	$3,260
Obligations of states, municipalities and political subdivisions	-	14,001	2,000	-	-	16,001
Non-U.S. governments	69	14,445	11	-	-	14,525
Corporate debt	-	129,836	864	-	-	130,700
RMBS	-	20,178	14,199	-	-	34,377
CMBS	-	11,784	917	-	-	12,701
CDO/ABS	-	8,725	9,102	-	-	17,827
Total bonds available for sale	122	202,176	27,093	-	-	229,391
Other bond securities:
U.S. government and government sponsored entities	11	2,654	-	-	-	2,665
Non-U.S. governments	-	45	-	-	-	45
Corporate debt	-	1,671	-	-	-	1,671
RMBS	-	424	1,290	-	-	1,714
CMBS	-	311	77	-	-	388
CDO/ABS	-	454	4,478	-	-	4,932
Total other bond securities	11	5,559	5,845	-	-	11,415
Equity securities (b)	1,213	13	27	-	-	1,253
Mortgage and other loans receivable	-	-	-	-	-	-
Other invested assets(c)	-	341	587	-	-	928
Derivative assets:
Interest rate contracts	2	2,888	-	-	-	2,890
Foreign exchange contracts	-	1,159	5	-	-	1,164
Equity contracts	133	190	75	-	-	398
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	15	-	-	15
Counterparty netting and cash collateral	-	-	-	(1,713)	(1,840)	(3,553)
Total derivative assets	135	4,237	96	(1,713)	(1,840)	915
Short-term investments	2,416	599	-	-	-	3,015
Separate account assets	77,202	4,645	-	-	-	81,847
Other assets	-	-	58	-	-	58
Total	$81,099	$217,570	$33,706	$(1,713)	$(1,840)	$328,822
Liabilities:
Policyholder contract deposits	$-	$-	$4,116	$-	$-	$4,116
Derivative liabilities:
Interest rate contracts	4	2,004	15	-	-	2,023
Foreign exchange contracts	-	858	-	-	-	858
Equity contracts	12	3	-	-	-	15
Credit contracts	-	8	228	-	-	236
Other contracts	-	-	6	-	-	6
Counterparty netting and cash collateral	-	-	-	(1,713)	(187)	(1,900)
Total derivative liabilities	16	2,873	249	(1,713)	(187)	1,238
Long-term debt	-	2,213	-	-	-	2,213
Other liabilities	16	11	-	-	-	27
Total	$32	$5,097	$4,365	$(1,713)	$(187)	$7,594

198                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

December 31, 2017				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$201	$2,455	$-	$-	$-	$2,656
Obligations of states, municipalities and political subdivisions	-	16,240	2,404	-	-	18,644
Non-U.S. governments	20	15,631	8	-	-	15,659
Corporate debt	-	133,003	1,173	-	-	134,176
RMBS	-	21,098	16,136	-	-	37,234
CMBS	-	13,217	624	-	-	13,841
CDO/ABS	-	8,131	8,651	-	-	16,782
Total bonds available for sale	221	209,775	28,996	-	-	238,992
Other bond securities:
U.S. government and government sponsored entities	238	2,564	-	-	-	2,802
Non-U.S. governments	-	57	-	-	-	57
Corporate debt	-	1,891	18	-	-	1,909
RMBS	-	421	1,464	-	-	1,885
CMBS	-	485	74	-	-	559
CDO/ABS	-	604	4,956	-	-	5,560
Total other bond securities	238	6,022	6,512	-	-	12,772
Equity securities available for sale:
Common stock	1,061	-	-	-	-	1,061
Preferred stock	18	515	-	-	-	533
Mutual funds	110	4	-	-	-	114
Total equity securities available for sale	1,189	519	-	-	-	1,708
Other equity securities	589	-	-	-	-	589
Mortgage and other loans receivable	-	-	5	-	-	5
Other invested assets(c)	-	1	250	-	-	251
Derivative assets:
Interest rate contracts	1	2,170	-	-	-	2,171
Foreign exchange contracts	-	827	4	-	-	831
Equity contracts	188	252	82	-	-	522
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	20	-	-	20
Counterparty netting and cash collateral	-	-	-	(1,464)	(1,159)	(2,623)
Total derivative assets	189	3,249	107	(1,464)	(1,159)	922
Short-term investments	2,078	537	-	-	-	2,615
Separate account assets	87,141	5,657	-	-	-	92,798
Total	$91,645	$225,760	$35,870	$(1,464)	$(1,159)	$350,652
Liabilities:
Policyholder contract deposits	$-	$14	$4,136	$-	$-	$4,150
Derivative liabilities:
Interest rate contracts	2	2,176	22	-	-	2,200
Foreign exchange contracts	-	1,241	4	-	-	1,245
Equity contracts	2	19	-	-	-	21
Credit contracts	-	14	263	-	-	277
Other contracts	-	-	5	-	-	5
Counterparty netting and cash collateral	-	-	-	(1,464)	(1,249)	(2,713)
Total derivative liabilities	4	3,450	294	(1,464)	(1,249)	1,035
Long-term debt	-	2,888	-	-	-	2,888
Other liabilities	46	43	-	-	-	89
Total	$50	$6,395	$4,430	$(1,464)	$(1,249)	$8,162

(a)  Represents netting of derivative exposures covered by qualifying master netting agreements.

(b)  As a result of the adoption of the Recognition and Measurement of Financial Assets and Financial Liabilities standard on January 1, 2018 (Financial Instruments Recognition and Measurement Standard), equity securities are no longer classified and accounted for as available for sale securities.

(c)  Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $5.0 billion and $6.0 billion as of December 31, 2018 and December 31, 2017, respectively.

AIG | 2018 Form 10-K                          199

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

During the year ended December 31, 2017, we transferred $392 million of securities issued by non-U.S. government entities from Level 1 to Level 2, because they are no longer considered actively traded. We had no material transfers of securities issued by non-U.S. government entities from Level 1 to Level 2 during the year ended December 31, 2018. For similar reasons, during the years ended December 31, 2018 and 2017, we transferred $806 million and $113 million, respectively, of securities issued by the U.S. government and government-sponsored entities from Level 1 to Level 2. Additionally, we transferred $126 million of preferred stock from Level 1 to Level 2 during the year ended December 31, 2017. We had no material transfers of preferred stock from Level 1 to Level 2 during the year ended December 31, 2018. There were no material transfers from Level 2 to Level 1 during the years ended December 31, 2018 and 2017.

200                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the years ended December 31, 2018 and 2017 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2018 and 2017:

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers		End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	Acquisitions	of Year	at End of Year
December 31, 2018
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,404	$-	$(152)	$(66)	$54	$(240)	$-	$2,000	$-
Non-U.S. governments	8	(9)	5	(1)	13	(5)	-	11	-
Corporate debt	1,173	(74)	(2)	(207)	780	(806)	-	864	-
RMBS	16,136	838	(300)	(2,424)	8	(66)	7	14,199	-
CMBS	624	23	(29)	207	111	(20)	1	917	-
CDO/ABS	8,651	40	(42)	(371)	1,783	(1,123)	164	9,102	-
Total bonds available
for sale	28,996	818	(520)	(2,862)	2,749	(2,260)	172	27,093	-
Other bond securities:
Corporate debt	18	-	-	(18)	-	-	-	-	-
RMBS	1,464	56	-	(280)	50	-	-	1,290	(10)
CMBS	74	(2)	-	(5)	10	-	-	77	(5)
CDO/ABS	4,956	428	-	(905)	-	(9)	8	4,478	208
Total other bond securities	6,512	482	-	(1,208)	60	(9)	8	5,845	193
Equity securities(a)	-	(2)	-	24	5	-	-	27	-
Mortgage and other loans
receivable	5	-	-	(5)	-	-	-	-	-
Other invested assets	250	47	2	288	-	-	-	587	71
Other assets	-	-	-	58	-	-	-	58	-
Total	$35,763	$1,345	$(518)	$(3,705)	$2,814	$(2,269)	$180	$33,610	$264
		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers		End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	Acquisitions	of Year	at End of Year
Liabilities:
Policyholder contract deposits	$4,136	$(334)	$-	$314	$-	$-	$-	$4,116	$495
Derivative liabilities, net:
Interest rate contracts	22	(1)	-	(6)	-	-	-	15	1
Foreign exchange
contracts	-	(10)	-	5	-	-	-	(5)	3
Equity contracts	(82)	(22)	-	27	-	2	-	(75)	(35)
Credit contracts	262	(31)	-	(4)	-	-	-	227	31
Other contracts	(15)	(64)	-	70	-	-	-	(9)	62
Total derivative
liabilities, net(b)	187	(128)	-	92	-	2	-	153	62
Long-term debt(c)	-	-	-	-	-	-	-	-	-
Total	$4,323	$(462)	$-	$406	$-	$2	$-	$4,269	$557

AIG | 2018 Form 10-K                          201

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	of Year	at End of Year
December 31, 2017
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,040	$5	$167	$216	$8	$(32)	$2,404	$-
Non-U.S. governments	17	(9)	9	(9)	-	-	8	-
Corporate debt	1,133	(3)	20	(259)	886	(604)	1,173	-
RMBS	16,906	1,071	942	(2,763)	19	(39)	16,136	-
CMBS	2,040	35	11	(748)	20	(734)	624	-
CDO/ABS	7,835	(19)	155	743	-	(63)	8,651	-
Total bonds available
for sale	29,971	1,080	1,304	(2,820)	933	(1,472)	28,996	-
Other bond securities:
Corporate debt	17	3	-	10	-	(12)	18	1
RMBS	1,605	191	-	(313)	14	(33)	1,464	113
CMBS	155	4	-	24	9	(118)	74	5
CDO/ABS	5,703	841	-	(1,582)	-	(6)	4,956	362
Total other bond securities	7,480	1,039	-	(1,861)	23	(169)	6,512	481
Equity securities available
for sale:
Common stock	-	-	-	1	-	(1)	-	-
Total equity securities
available for sale	-	-	-	1	-	(1)	-	-
Other equity securities	-	-	-	-	-	-	-	-
Mortgage and other loans
receivable	11	-	-	(6)	-	-	5	-
Other invested assets	204	14	(6)	39	-	(1)	250	6
Total	$37,666	$2,133	$1,298	$(4,647)	$956	$(1,643)	$35,763	$487
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	of Year	at End of Year
Liabilities:
Policyholder contract
deposits	$3,033	$807	$-	$296	$-	$-	$4,136	$(499)
Derivative liabilities, net:
Interest rate contracts	38	(5)	-	(11)	-	-	22	5
Foreign exchange
contracts	11	(2)	-	(9)	-	-	-	3
Equity contracts	(58)	(41)	-	17	-	-	(82)	35
Credit contracts	329	(62)	-	(5)	-	-	262	61
Other contracts	(11)	(74)	-	73	(3)	-	(15)	77
Total derivatives
liabilities, net(b)	309	(184)	-	65	(3)	-	187	181
Long-term debt(c)	71	16	-	(87)	-	-	-	-
Total	$3,413	$639	$-	$274	$(3)	$-	$4,323	$(318)

(a)  As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer classified and accounted for as available for sale securities.

202                             AIG | 2018 Form 10-K

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

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
December 31, 2018
Assets:
Bonds available for sale	$987	$(165)	$(4)	$818
Other bond securities	92	(3)	393	482
Equity securities	(2)	-	-	(2)
Other invested assets	57	-	(10)	47
December 31, 2017
Assets:
Bonds available for sale	$1,127	$(49)	$2	$1,080
Other bond securities	308	-	731	1,039
Other invested assets	9	6	(1)	14
	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
December 31, 2018
Liabilities:
Policyholder contract deposits	-	(334)	-	(334)
Derivative liabilities, net	-	5	(133)	(128)
Long-term debt	-	-	-	-
December 31, 2017
Liabilities:
Policyholder contract deposits	-	807	-	807
Derivative liabilities, net	-	(17)	(167)	(184)
Long-term debt	-	-	16	16

AIG | 2018 Form 10-K                          203

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above for years ended December 31, 2018 and 2017 related to Level 3 assets and liabilities in the Consolidated Balance Sheet:

				Purchases, Sales,
			Issuances and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
December 31, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$105	$(8)	$(163)	$(66)
Non-U.S. governments	5	-	(6)	(1)
Corporate debt	280	(216)	(271)	(207)
RMBS	715	(20)	(3,119)	(2,424)
CMBS	277	(2)	(68)	207
CDO/ABS	1,865	(1,073)	(1,163)	(371)
Total bonds available for sale	3,247	(1,319)	(4,790)	(2,862)
Other bond securities:
Corporate debt	-	-	(18)	(18)
RMBS	1	(34)	(247)	(280)
CMBS	-	-	(5)	(5)
CDO/ABS	90	(4)	(991)	(905)
Total other bond securities	91	(38)	(1,261)	(1,208)
Equity securities	49	-	(25)	24
Mortgage and other loans receivable	-	(5)	-	(5)
Other invested assets	350	(29)	(33)	288
Other assets	-	-	58	58
Total assets	$3,737	$(1,391)	$(6,051)	$(3,705)
Liabilities:
Policyholder contract deposits	$-	$533	$(219)	$314
Derivative liabilities, net	(52)	80	64	92
Long-term debt(b)	-	-	-	-
Total liabilities	$(52)	$613	$(155)	$406
December 31, 2017
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$286	$(16)	$(54)	$216
Non-U.S. governments	9	(1)	(17)	(9)
Corporate debt	36	(59)	(236)	(259)
RMBS	1,199	(260)	(3,702)	(2,763)
CMBS	75	(146)	(677)	(748)
CDO/ABS	2,099	(243)	(1,113)	743
Total bonds available for sale	3,704	(725)	(5,799)	(2,820)
Other bond securities:
Corporate debt	11	-	(1)	10
RMBS	167	(218)	(262)	(313)
CMBS	42	(11)	(7)	24
CDO/ABS	9	(65)	(1,526)	(1,582)
Total other bond securities	229	(294)	(1,796)	(1,861)
Equity securities available for sale	13	-	(12)	1
Other equity securities	-	-	-	-
Mortgage and other loans receivable	-	(6)	-	(6)
Other invested assets	107	(46)	(22)	39
Total assets	$4,053	$(1,071)	$(7,629)	$(4,647)
Liabilities:
Policyholder contract deposits	$-	$344	$(48)	$296
Derivative liabilities, net	(4)	-	69	65
Long-term debt(b)	-	-	(87)	(87)
Total liabilities	$(4)	$344	$(66)	$274

(a)  There were no issuances during the years ended December 31, 2018 and 2017.

(b)  Includes GIAs, notes, bonds, loans and mortgages payable.

204                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2018 and 2017 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $33 million of net gains and $64 million of net losses related to assets and liabilities transferred into Level 3 during 2018 and 2017, respectively, and includes $18 million and $36 million of net losses related to assets and liabilities transferred out of Level 3 during 2018 and 2017, respectively.

Transfers of Level 3 Assets

During the years ended December 31, 2018 and 2017, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types.

During the years ended December 31, 2018 and 2017, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the years ended December 31, 2018 and 2017.

AIG | 2018 Form 10-K                          205

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
Assets:

Obligations of states,
municipalities and
political subdivisions	$1,473	Discounted cash flow	Yield	3.91% - 5.00% (4.46%)

Corporate debt	445	Discounted cash flow	Yield	4.35% - 5.99% (5.17%)

RMBS(a)	13,608	Discounted cash flow	Constant prepayment rate	4.58% - 14.00% (9.29%)
			Loss severity	39.66% - 74.40% (57.03%)
			Constant default rate	2.46% - 7.39% (4.92%)
			Yield	3.31% - 5.50% (4.40%)

CDO/ABS(a)	5,461	Discounted cash flow	Yield	3.65% - 5.10% (4.37%)

CMBS	447	Discounted cash flow	Yield	3.29% - 6.07% (4.68%)

Liabilities:

Embedded derivatives
within Policyholder
contract deposits:

Guaranteed minimum
withdrawal benefits
(GMWB)	1,943	Discounted cash flow	Equity volatility	6.05% - 47.65%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 180.00%
			Mortality multiplier(c)	40.00% - 153.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%

Index Annuities	1,778	Discounted cash flow	Lapse rate	0.50% - 40.00%
			Mortality multiplier(c)	42.00% - 162.00%
			Option Budget	1.00% - 3.00%

Indexed Life	374	Discounted cash flow	Base lapse rate	0.00% - 13.00%
			Mortality rate	0.00% - 100.00%

206                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2017	Technique	Unobservable Input(b)	(Weighted Average)
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

Liabilities:

Embedded derivatives
within Policyholder
contract deposits:

GMWB	1,994	Discounted cash flow	Equity volatility	6.45% - 51.25%
			Base lapse rate	0.35% - 14.00%
			Dynamic lapse multiplier	30.00% - 170.00%
			Mortality multiplier(c)	40.00% - 153.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%

Index Annuities	1,603	Discounted cash flow	Lapse rate	0.50% - 40.00%
			Mortality multiplier(c)	42.00% - 162.00%
			Option Budget	1.00% - 4.00%

Indexed Life	515	Discounted cash flow	Base lapse rate	2.00% - 19.00%
			Mortality rate	0.00% - 40.00%

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

(c)  Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table.

AIG | 2018 Form 10-K                          207

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

208                             AIG | 2018 Form 10-K

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

AIG | 2018 Form 10-K                          209

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

		December 31, 2018		December 31, 2017
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category*
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$847	$1,327	$1,243	$706

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	190	83	210	187

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	126	127	134	73

Growth Equity	Funds that make investments in established companies for the purpose of growing their businesses	362	28	215	73

Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	211	75	171	135

Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	514	307	155	53
Total private equity funds		2,250	1,947	2,128	1,227
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	787	-	1,128	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	863	-	1,233	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	887	-	1,011	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	21	8	266	8

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	158	1	231	4
Total hedge funds		2,716	9	3,869	12
Total		$4,966	$1,956	$5,997	$1,239

*  Beginning in the third quarter of 2018, Growth Equity and Mezzanine private equity fund categories are shown separately. Prior periods were revised to conform to the current period presentation.

210                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments. At December 31, 2018, assuming average original expected lives of 10 years for the funds, 14 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 43 percent between four and six years and 43 percent between seven and 10 years.

The hedge fund investments included above, which are carried at fair value, are generally redeemable monthly (35 percent), quarterly (32 percent), semi-annually (9 percent) and annually (24 percent), with redemption notices ranging from one day to 180 days. At December 31, 2018, investments representing approximately 51 percent of the total fair value of these hedge fund investments had partial contractual redemption restrictions. These partial redemption restrictions are generally related to one or more investments held in the hedge funds that the fund manager deemed to be illiquid. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre-defined end dates. The majority of these restrictions are generally expected to be lifted by the end of 2019.

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

For additional information on securities and other invested assets for which we have elected the fair value option refer to Note 6 herein.

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Years Ended December 31,	Gain (Loss)
(in millions)	2018	2017	2016
Assets:
Bond and equity securities	$343	$1,646	$447
Alternative investments(a)	213	509	28
Other, including Short-term investments	-	1	-
Liabilities:
Long-term debt(b)	(1)	(49)	(9)
Other liabilities	-	(2)	-
Total gain	$555	$2,105	$466

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

For additional information about our policies for recognition, measurement, and disclosure of interest and dividend income see Note 6 herein.

AIG | 2018 Form 10-K                          211

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

During 2017 and 2016, we recognized gains of $4 million and $22 million, respectively, attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, we are required to record unrealized gains and losses attributable to the observable effect of changes in credit spreads on our liabilities for which the fair value option was elected in Other Comprehensive Income. An unrealized gain of $4 million was recognized in Other Comprehensive Income for year ended December 31, 2018.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	December 31, 2018			December 31, 2017
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Assets:
Mortgage and other loans receivable	$-	$-	$-	$5	$5	$-
Liabilities:
Long-term debt*	$2,213	$1,653	$560	$2,888	$2,280	$608

*    Includes GIAs, notes, bonds, loans and mortgages payable.

There were no mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due or in non-accrual status at December 31, 2018 or 2017.

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

Information regarding the estimation of fair value for financial instruments measured at fair value on a non-recurring basis is discussed below:

•      Impairments for Other investments for the period ended December 31, 2016 primarily relate to certain investments in aircraft, the fair values of which are determined based on third-party independent appraisals that use industry specific appraisal standards and methodologies. Impairments for Other investments for the period ended December 31, 2017 primarily relate to commercial mortgage loans, the fair values of which are determined based on independent broker quotations or valuation models using unobservable inputs, as well as the estimated fair value of the underlying collateral or the present value of the expected future cash flows.  The rest of the impairments relate to real estate investments, the fair values of which are determined based on third-party independent appraisals or discounted cash-flow models, as well as certain investments in aircraft, the fair values of which are determined based on third-party independent appraisals that use industry-specific appraisal standards and methodologies. Impairments for Other investments for the period ended December 31, 2018 primarily relate to real estate investments as well as commercial mortgage loans, the fair value determination for which is discussed above under the heading Valuation Methodologies of Financial Instruments Measured at Fair Value.

•      Impairments of Investments in Life Settlements were measured using their fair values as determined using a discounted cash flow methodology that incorporates the best available market assumptions for mortality as well as market yields based on reported transactions or the anticipated sale price, as appropriate. We sold the remaining portion of our life settlements portfolio in 2017.

212                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges(a)
	Non-Recurring Basis				December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2018	2017	2016
December 31, 2018
Other investments	$-	$-	$315	$315	$97	$77	$76
Investments in life settlements	-	-	-	-	-	360	397
Other assets	-	-	11	11	64	157	19
Total	$-	$-	$326	$326	$161	$594	$492
December 31, 2017
Other investments	$-	$-	$55	$55
Investments in life settlements	-	-	-	-
Other assets	-	-	-	-
Total	$-	$-	$55	$55

(a)  Impairments in 2017 included $35 million related to Other assets of $179 million that were sold during the three-month period ended June 30, 2017.

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

•      Other invested assets:  The majority of Other invested assets that are not measured at fair value in 2016 represent investments in life settlements. The fair value of investments in life settlements is determined using a discounted cash flow methodology that incorporates the best available market assumptions for longevity as well as market yields based on reported transactions. Due to the individual life nature of each investment in life settlements and the illiquidity of the existing market, significant inputs to the fair value are unobservable. The majority of the Other invested assets that are not measured at fair value in 2017 and 2018 represent time deposits with the original maturity at purchase greater than one year. The fair value of long-term time deposits is determined using the expected discounted future cash flow.

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

AIG | 2018 Form 10-K                          213

ITEM 8 |  Notes to Consolidated Financial Statements | 5. Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
December 31, 2018
Assets:
Mortgage and other loans receivable	$-	$105	$43,522	$43,627	$43,135
Other invested assets	-	731	6	737	737
Short-term investments	-	6,659	-	6,659	6,659
Cash	2,873	-	-	2,873	2,873
Other assets	308	35	-	343	343
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	339	121,035	121,374	120,602
Other liabilities	-	1,154	-	1,154	1,154
Long-term debt	-	22,822	8,775	31,597	32,327
December 31, 2017
Assets:
Mortgage and other loans receivable	$-	$117	$37,644	$37,761	$37,018
Other invested assets	-	590	6	596	593
Short-term investments	-	7,771	-	7,771	7,771
Cash	2,362	-	-	2,362	2,362
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	387	121,809	122,196	114,326
Other liabilities	-	4,494	-	4,494	4,494
Long-term debt	-	23,930	4,313	28,243	28,752

6. Investments

Fixed Maturity and Equity Securities

Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available for sale or are measured at fair value at our election. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2018 or 2017.

On January 1, 2018, AIG adopted ASU 2016-01, the Financial Instruments Recognition and Measurement standard for equity securities which eliminates the available for sale classification and treatment for equity securities.  As a result, equity securities that do not follow the equity method of accounting, are measured at fair value with changes in fair value recognized in earnings.

Prior to the adoption of this standard, unrealized gains and losses from available for sale investments in fixed maturity and equity securities carried at fair value were reported as a separate component of Accumulated other comprehensive income, net of deferred policy acquisition costs and deferred income taxes, in shareholders’ equity. Realized and unrealized gains and losses from fixed maturity and equity securities measured at fair value at our election are reflected in Net investment income (for insurance subsidiaries) or Other income (for Other Operations). Investments in fixed maturity and equity securities are recorded on a trade-date basis.

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

214                             AIG | 2018 Form 10-K

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

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities(a):

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(b)
December 31, 2018
Bonds available for sale:
U.S. government and government sponsored entities	$3,170	$132	$(42)	$3,260	$-
Obligations of states, municipalities and political subdivisions	15,421	701	(121)	16,001	4
Non-U.S. governments	14,376	451	(302)	14,525	-
Corporate debt	130,436	3,911	(3,647)	130,700	4
Mortgage-backed, asset-backed and collateralized:
RMBS	31,940	2,754	(317)	34,377	1,155
CMBS	12,673	242	(214)	12,701	31
CDO/ABS	17,764	228	(165)	17,827	17
Total mortgage-backed, asset-backed and collateralized	62,377	3,224	(696)	64,905	1,203
Total bonds available for sale(c)	$225,780	$8,419	$(4,808)	$229,391	$1,211
December 31, 2017
Bonds available for sale:
U.S. government and government sponsored entities	$2,532	$160	$(36)	$2,656	$-
Obligations of states, municipalities and political subdivisions	17,377	1,297	(30)	18,644	-
Non-U.S. governments	15,059	717	(117)	15,659	-
Corporate debt	126,310	8,666	(800)	134,176	17
Mortgage-backed, asset-backed and collateralized:
RMBS	34,181	3,273	(220)	37,234	1,568
CMBS	13,538	408	(105)	13,841	42
CDO/ABS	16,464	370	(52)	16,782	29
Total mortgage-backed, asset-backed and collateralized	64,183	4,051	(377)	67,857	1,639
Total bonds available for sale(c)	225,461	14,891	(1,360)	238,992	1,656
Equity securities available for sale:
Common stock	703	379	(21)	1,061	-
Preferred stock	504	29	-	533	-
Mutual funds	98	16	-	114	-
Total equity securities available for sale	1,305	424	(21)	1,708	-
Total	$226,766	$15,315	$(1,381)	$240,700	$1,656

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

(c)  At December 31, 2018 and 2017, bonds available for sale held by us that were below investment grade or not rated totaled $28.8 billion and $31.5 billion, respectively.

AIG | 2018 Form 10-K                          215

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position(a):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
December 31, 2018
Bonds available for sale:
U.S. government and government sponsored entities	$574	$13	$873	$29	$1,447	$42
Obligations of states, municipalities and political
subdivisions	1,965	51	1,530	70	3,495	121
Non-U.S. governments	3,851	149	2,422	153	6,273	302
Corporate debt	47,364	2,181	20,056	1,466	67,420	3,647
RMBS	5,231	94	5,641	223	10,872	317
CMBS	2,646	47	4,264	167	6,910	214
CDO/ABS	9,169	144	1,324	21	10,493	165
Total bonds available for sale	$70,800	$2,679	$36,110	$2,129	$106,910	$4,808
December 31, 2017
Bonds available for sale:
U.S. government and government sponsored entities	$770	$23	$332	$13	$1,102	$36
Obligations of states, municipalities and political
subdivisions	586	6	646	24	1,232	30
Non-U.S. governments	3,511	54	857	63	4,368	117
Corporate debt	15,578	453	7,291	347	22,869	800
RMBS	6,212	99	3,790	121	10,002	220
CMBS	3,408	46	1,389	59	4,797	105
CDO/ABS	1,455	24	822	28	2,277	52
Total bonds available for sale	31,520	705	15,127	655	46,647	1,360
Equity securities available for sale:
Common stock	136	21	-	-	136	21
Mutual funds	1	-	-	-	1	-
Total equity securities available for sale	137	21	-	-	137	21
Total	$31,657	$726	$15,127	$655	$46,784	$1,381

(a)  As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer classified and accounted for as available for sale securities.

At December 31, 2018, we held 16,876 individual fixed maturity securities that were in an unrealized loss position, of which 5,127 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2018 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

216                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2018
Due in one year or less	$9,539	$9,674	$2,322	$2,294
Due after one year through five years	47,400	47,905	17,382	16,844
Due after five years through ten years	42,363	42,045	27,724	26,517
Due after ten years	64,101	64,862	35,319	32,980
Mortgage-backed, asset-backed and collateralized	62,377	64,905	28,971	28,275
Total	$225,780	$229,391	$111,718	$106,910
December 31, 2017
Due in one year or less	$7,932	$8,071	$1,526	$1,515
Due after one year through five years	47,179	49,093	7,764	7,571
Due after five years through ten years	42,617	43,944	11,559	11,143
Due after ten years	63,550	70,027	9,705	9,342
Mortgage-backed, asset-backed and collateralized	64,183	67,857	17,453	17,076
Total	$225,461	$238,992	$48,007	$46,647

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Years Ended December 31,
	2018		2017		2016
	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$331	$476	$725	$300	$801	$800
Equity securities	16	-	107	19	1,072	15
Total	$347	$476	$832	$319	$1,873	$815

For the years ended December 31, 2018, 2017 and 2016, the aggregate fair value of available for sale securities sold was $25.1 billion, $31.3 billion and $30.2 billion, which resulted in net realized capital gains (losses)  of $(129) million, $0.5 billion and $1.1 billion, respectively.

AIG | 2018 Form 10-K                          217

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	December 31, 2018		December 31, 2017
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$2,665	21%	$2,802	21%
Non-U.S. governments	45	-	57	1
Corporate debt	1,671	13	1,909	14
Mortgage-backed, asset-backed and collateralized:
RMBS	1,714	14	1,885	14
CMBS	388	3	559	4
CDO/ABS and other collateralized*	4,932	39	5,560	42
Total mortgage-backed, asset-backed and collateralized	7,034	56	8,004	60
Total fixed maturity securities	11,415	90	12,772	96
Equity securities	1,253	10	589	4
Total	$12,668	100%	$13,361	100%

*    Includes $178 million and $251 million of U.S. government agency backed ABS at December 31, 2018 and 2017, respectively.

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

December 31,
(in millions)	2018	2017
Alternative investments(a) (b)	$8,966	$11,308
Investment real estate(c)	8,935	8,258
All other investments	1,440	1,256
Total	$19,341	$20,822

(a)  At December 31, 2018, included hedge funds of $4.2 billion, private equity funds of $4.3 billion, and affordable housing partnerships of $438 million. At December 31, 2017, included hedge funds of $5.8 billion, private equity funds of $5.0 billion, and affordable housing partnerships of $543 million.

(b)  At December 31, 2018, approximately 74 percent of our hedge fund portfolio is available for redemption in 2019. The remaining 26 percent will be available for redemption between 2020 and 2027.

(c)  Net of accumulated depreciation of $598 million and $515 million in 2018 and 2017, respectively.

Other Invested Assets Carried at Fair Value

Certain hedge funds, private equity funds, and other investment partnerships for which we have elected the fair value option are reported at fair value with changes in fair value recognized in Net investment income with the exception of investments of AIG’s Other Operations, for which such changes are reported in Other income.

Prior to January 1, 2018, other investments in hedge funds, private equity funds and other investment partnerships in which our insurance operations do not hold aggregate interests sufficient to exercise more than minor influence over the respective partnerships were reported at fair value with changes in fair value recognized as a component of Accumulated other comprehensive income. These investments were subject to other-than-temporary impairment evaluations. The gross unrealized loss recorded in Accumulated other comprehensive income on such investments was $45 million at December 31, 2017, the majority of which pertained to investments in private equity funds and hedge funds that have been in continuous unrealized loss positions for less than 12 months.  Effective January 1, 2018, upon the adoption of the Financial Instruments Recognition and Measurement standard, these investments are no longer accounted for as available for sale securities. The new standard requires these investments to be measured at fair value with the change in fair value recognized in earnings.  As a result, beginning in 2018, these investments are no longer subject to the other-than-temporary impairment evaluation.

218                             AIG | 2018 Form 10-K

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

Summarized Financial Information of Equity Method Investees

The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31,
(in millions)	2018	2017	2016
Operating results:
Total revenues	$15,310	$13,066	$9,512
Total expenses	(3,200)	(6,835)	(7,361)
Net income	$12,110	$6,231	$2,151
At December 31,
(in millions)		2018	2017
Balance sheet:
Total assets		$96,915	$132,708
Total liabilities		$(21,063)	$(35,585)

The following table presents the carrying amount and ownership percentage of equity method investments at December 31, 2018 and 2017:

	2018		2017
	Carrying	Ownership	Carrying	Ownership
(in millions, except percentages)	Value	Percentage	Value	Percentage
Equity method investments	$6,520	Various	$9,050	Various

Summarized financial information for these equity method investees may be presented on a lag, due to the unavailability of information for the investees at our respective balance sheet dates, and is included for the periods in which we held an equity method ownership interest.

Other Investments

Also included in Other invested assets are real estate held for investment. These investments are reported at cost, less depreciation and are subject to impairment review, as discussed below.

Investments in Life Settlements

Investments in life settlements were accounted for under the investment method. Under the investment method, we recognized our initial investment in life settlements at the transaction price plus all initial direct external costs. Continuing costs to keep the policy in force, primarily life insurance premiums, increased the carrying amount of the investment. We recognized income on individual investments in life settlements upon the death of the insured, at an amount equal to the excess of the investment proceeds over the carrying amount of the investment at that time. These investments were subject to impairment review, as discussed below.

During 2017 and 2016, income recognized on investments in life settlements was $266 million and $453 million, respectively, and is included in Net investment income in the Consolidated Statements of Income. We sold the remaining portion of our life settlements portfolio in 2017.

AIG | 2018 Form 10-K                          219

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

The following table presents the components of Net investment income:

Years Ended December 31,
(in millions)	2018	2017	2016
Available for sale fixed maturity securities, including short-term investments	$10,323	$10,435	$11,314
Other fixed maturity securities	7	660	331
Equity securities(a)	(162)	34	(5)
Interest on mortgage and other loans	1,874	1,661	1,526
Alternative investments(b)	655	1,475	693
Real estate	257	144	150
Other investments	15	290	509
Total investment income	12,969	14,699	14,518
Investment expenses	493	520	453
Net investment income	$12,476	$14,179	$14,065

(a)  Upon the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, the change in fair value of all equity securities is included in Net investment income.

(b)  Includes income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds for which we elected the fair value option are recorded as of the balance sheet date. Other hedge funds are generally reported on a one-month lag. Private equity funds are generally reported on a one-quarter lag.

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

220                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

The following table presents the components of Net realized capital losses:

Years Ended December 31,
(in millions)	2018	2017	2016
Sales of fixed maturity securities	$(145)	$425	$1
Sales of equity securities(a)	16	88	1,057
Other-than-temporary impairments:
Severity	-	(2)	(15)
Change in intent	(87)	(9)	(46)
Foreign currency declines	(15)	(11)	(18)
Issuer-specific credit events	(147)	(234)	(433)
Adverse projected cash flows	(2)	(4)	(47)
Provision for loan losses	(92)	(50)	10
Foreign exchange transactions	(182)	489	(1,226)
Variable annuity embedded derivatives, net of related hedges	304	(1,374)	(1,243)
All other derivatives and hedge accounting	338	(368)	299
Impairments on investments in life settlements	-	(360)	(397)
Loss on sale of private equity funds	(321)	-	-
Other(b)	203	30	114
Net realized capital losses	$(130)	$(1,380)	$(1,944)

(a)  In 2016, includes realized gains on the sale of a portion of our holdings in People’s Insurance Company (Group) of China Limited and PICC Property & Casualty Company Limited (collectively, our PICC Investment).

(b)  In 2018, primarily includes $96 million and $49 million of realized gains on the sale of shares of OneMain Holdings, Inc. and an investment in Castle Holdings LLC’s aircraft assets, respectively. In 2016, primarily includes $107 million of realized gains due to a purchase price adjustment on the sale of Class B shares of Prudential Financial, Inc. and losses of $253 million from the sale of a portion of our Life Settlements portfolio.

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Years Ended
	December 31,
(in millions)	2018	2017
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(9,920)	$4,235
Equity securities(a)	-	22
Other investments	(88)	(195)
Total increase (decrease) in unrealized appreciation (depreciation) of investments(b)	$(10,008)	$4,062

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

The following table summarizes the unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date:

Year Ended December 31, 2018		Other Invested
(in millions)	Equities	Assets	Total
Net gains and losses recognized during the period on equity securities	$(184)	$342	$158
Less: Net gains and losses recognized during the year on equity securities
sold during the year	56	23	79
Unrealized gains and losses recognized during the reporting period on equity
securities still held at the reporting date	$(240)	$319	$79

AIG | 2018 Form 10-K                          221

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

222                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

Years Ended December 31,
(in millions)	2018	2017	2016
Balance, beginning of year	$526	$1,098	$1,747
Increases due to:
Credit impairments on new securities subject to impairment losses	59	122	204
Additional credit impairments on previously impaired securities	90	74	212
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(145)	(99)	(296)
Accretion on securities previously impaired due to credit*	(530)	(669)	(767)
Divested businesses	-	-	(2)
Balance, end of year	$-	$526	$1,098

*    Represents both accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities and the accretion due to the passage of time.

Equity Securities

On January 1, 2018, AIG adopted the Financial Instruments Recognition and Measurement standard for equity securities.  The new standard requires equity securities to be measured at fair value with changes in fair value recognized in earnings each reporting period.  As a result of the new standard, equity securities with readily determinable fair values are no longer required to be evaluated for other-than-temporary-impairment.

Prior to the adoption of the Recognition and Measurement standard on January 1, 2018, we evaluated our available for sale equity securities for impairment by considering such securities as candidates for other-than-temporary impairment if they meet any of the following criteria:

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

The determination that an equity security was other-than-temporarily impaired required the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. In addition to the above criteria, all equity securities that have been in a continuous decline in value below cost over 12 months are impaired. We also considered circumstances of a rapid and severe market valuation decline (50 percent or more) discount to cost, in which we could not reasonably assert that the impairment period would be temporary (severity losses).

Other Invested Assets

Our equity method investments in private equity funds, hedge funds and other entities are evaluated for impairment each reporting period.  Such evaluation considers market conditions, events and volatility that may impact the recoverability of the underlying investments within these private equity funds and hedge funds and is based on the nature of the underlying investments and specific inherent risks. Such risks may evolve based on the nature of the underlying investments.

Our investments in life settlements were monitored for impairment on a contract-by-contract basis quarterly. An investment in life settlements was considered impaired if the undiscounted cash flows resulting from the expected proceeds would not be sufficient to recover our estimated future carrying amount, which was the current carrying amount for the investment in life settlements plus anticipated undiscounted future premiums and other capitalizable future costs, if any.  Impaired investments in life settlements were written down to their estimated fair value which was determined on a discounted cash flow basis, incorporating current market mortality assumptions and market yields or by repricing to the anticipated sale price as appropriate.

AIG | 2018 Form 10-K                          223

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

In general, fair value estimates for the investments in life settlements were calculated using cash flows based on medical underwriting ratings of the policies from a third-party underwriter, applied to an industry mortality table. Our mortality assumptions were based on an industry table as supplemented with proprietary data on the older age mortality of U.S. insured lives. Mortality improvement factors were applied to these assumptions based on our view of future mortality improvements likely to apply to the U.S. insured lives population. Our mortality assumptions coupled with the mortality improvement rates were used in our estimate of future net cash flows from the  investments in life settlements. We sold the remaining portion of our life settlements portfolio in 2017.

Our investments in aircraft assets and real estate are periodically evaluated for recoverability whenever changes in circumstances indicate the carrying amount of an asset may be impaired. When impairment indicators are present, we compare expected investment cash flows to carrying amount. When the expected cash flows are less than the carrying amount, the investments are written down to fair value with a corresponding charge to earnings. We sold the remaining portion of our aircraft assets in 2018.

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$36,519
Cash flows expected to be collected*	29,980
Recorded investment in acquired securities	20,229

*    Represents undiscounted expected cash flows, including both principal and interest.

	December 31,	December 31,
(in millions)	2018	2017
Outstanding principal balance	$12,495	$14,718
Amortized cost	8,646	10,492
Fair value	10,280	12,293

The following table presents activity for the accretable yield on PCI securities:

Years Ended December 31,
(in millions)	2018	2017
Balance, beginning of year	$7,501	$7,498
Newly purchased PCI securities	33	190
Disposals	(21)	(18)
Accretion	(722)	(797)
Effect of changes in interest rate indices	207	(34)
Net reclassification from (to) non-accretable difference, including effects of prepayments	212	662
Balance, end of year	$7,210	$7,501

224                             AIG | 2018 Form 10-K

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	December 31, 2018	December 31, 2017
Fixed maturity securities available for sale	$1,050	$2,911
Other bond securities, at fair value	$122	$1,585

At December 31, 2018 and 2017, amounts borrowed under repurchase and securities lending agreements totaled $1.2 billion and $4.5 billion, respectively.

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
December 31, 2018
Bonds available for sale:
Non-U.S. governments	$25	$35	$-	$-	$-	$60
Corporate debt	51	55	-	-	-	106
Other bond securities:
U.S. government and government sponsored entities	11	-	-	-	-	11
Non-U.S. governments	-	3	-	-	-	3
Corporate debt	17	38	53	-	-	108
Total	$104	$131	$53	$-	$-	$288

December 31, 2017
Bonds available for sale:
Non-U.S. governments	$-	$7	$19	$-	$-	$26
Corporate debt	-	13	35	-	-	48
Other bond securities:
U.S. government and government sponsored entities	44	-	-	-	-	44
Non-U.S. governments	-	-	11	-	-	11
Corporate debt	-	387	1,065	-	-	1,452
Total	$44	$407	$1,130	$-	$-	$1,581

AIG | 2018 Form 10-K                          225

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
December 31, 2018
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$50	$130	$-	$-	$180
Non-U.S. governments	-	21	8	-	-	29
Corporate debt	-	330	345	-	-	675
Other bond securities:
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	-	-	-	-	-
Total	$-	$401	$483	$-	$-	$884

December 31, 2017
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$-	$-	$-	$-
Non-U.S. governments	-	-	18	-	-	18
Corporate debt	-	588	2,231	-	-	2,819
Other bond securities:
Non-U.S. governments	-	-	22	-	-	22
Corporate debt	-	-	56	-	-	56
Total	$-	$588	$2,327	$-	$-	$2,915

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	December 31, 2018	December 31, 2017
Securities collateral pledged to us	$426	$2,227
Amount sold or repledged by us	106	46

At December 31, 2018 and December 31, 2017, amounts loaned under reverse repurchase agreements totaled $426 million and $2.2 billion, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $7.9 billion and $4.9 billion at December 31, 2018 and 2017, respectively.

226                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 6. Investments

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $202 million and $93 million of stock in FHLBs at December 31, 2018 and 2017, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.2 billion and $2.1 billion, respectively, at December 31, 2018 and $2.7 billion and $471 million, respectively, at December 31, 2017.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.6 billion and $2.0 billion at December 31, 2018 and 2017, respectively. This collateral primarily consists of securities of the U.S. government and government- sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $273 million and $255 million, comprised of bonds available for sale and short term investments at December 31, 2018 and 2017, respectively.

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

The following table presents the composition of Mortgage and other loans receivable, net:

	December 31,	December 31,
(in millions)	2018	2017
Commercial mortgages*	$32,882	$28,596
Residential mortgages	6,532	5,398
Life insurance policy loans	2,147	2,295
Commercial loans, other loans and notes receivable	1,971	1,056
Total mortgage and other loans receivable	43,532	37,345
Allowance for credit losses	(397)	(322)
Mortgage and other loans receivable, net	$43,135	$37,023

*    Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 22 percent and 11 percent, respectively, at December 31, 2018, and 23 percent and 12 percent, respectively, at December 31, 2017).

Nonperforming loans are generally those loans where payment of contractual principal or interest is more than 90 days past due.  Nonperforming mortgages were not significant for all periods presented.

AIG | 2018 Form 10-K                          227

ITEM 8 |  Notes to Consolidated Financial Statements | 7. Lending Activities

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
December 31, 2018
Loan-to-Value Ratios(b)
Less than 65%	$19,204	$2,543	$250	$21,997
65% to 75%	9,060	300	203	9,563
76% to 80%	476	20	15	511
Greater than 80%	596	103	112	811
Total commercial mortgages	$29,336	$2,966	$580	$32,882

December 31, 2017
Loan-to-Value Ratios(b)
Less than 65%	$18,000	$1,525	$351	$19,876
65% to 75%	6,038	193	184	6,415
76% to 80%	569	40	-	609
Greater than 80%	1,416	206	74	1,696
Total commercial mortgages	$26,023	$1,964	$609	$28,596

(a)  The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X and 2.1X at December 31, 2018 and 2017, respectively.

(b)  The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 58 percent and 57 percent at December 31, 2018, and 2017, respectively.

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
December 31, 2018
Credit Quality Performance
Indicator:
In good standing	762	$11,190	$9,774	$5,645	$3,074	$2,507	$580	$32,770	100%
Restructured(a)	2	-	96	-	-	16	-	112	-
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	764	$11,190	$9,870	$5,645	$3,074	$2,523	$580	$32,882	100%
Allowance for credit losses:
Specific		-	2	-	-	1	-	3	-%
General		122	104	51	13	19	6	315	1
Total allowance for credit losses		$122	$106	$51	$13	$20	$6	$318	1%

December 31, 2017
Credit Quality Performance
Indicator:
In good standing	778	$8,163	$8,585	$5,338	$2,023	$2,373	$1,960	$28,442	99%
Restructured(a)	5	-	115	23	-	16	-	154	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	783	$8,163	$8,700	$5,361	$2,023	$2,389	$1,960	$28,596	100%
Allowance for credit losses:
Specific		$-	$3	$1	$-	$1	$-	$5	-%
General		72	94	37	6	15	18	242	1
Total allowance for credit losses		$72	$97	$38	$6	$16	$18	$247	1%

228                             AIG | 2018 Form 10-K

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

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2018			2017			2016
Years Ended December 31,	Commercial	Other		Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$247	$75	$322	$194	$103	$297	$171	$137	$308
Loans charged off	(17)	(2)	(19)	(22)	(3)	(25)	(13)	(2)	(15)
Recoveries of loans previously
charged off	-	1	1	-	1	1	11	-	11
Net charge-offs	(17)	(1)	(18)	(22)	(2)	(24)	(2)	(2)	(4)
Provision for loan losses	88	5	93	75	(26)	49	25	(32)	(7)
Other	-	-	-	-	-	-	-	-	-
Allowance, end of year	$318 *	$79	$397	$247 *	$75	$322	$194 *	$103	$297

*    Of the total allowance at the end of the year, $3 million, $5 million and $11 million relates to individually assessed credit losses on $54 million, $82 million and $280 million of commercial mortgages as of December 31, 2018, 2017 and 2016, respectively.

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

Loans that had been modified in TDRs during the year ended December 31, 2018 have been fully paid off. During the year ended December 31, 2017, loans with a carrying value of $237 million were modified in troubled debt restructurings.

AIG | 2018 Form 10-K                          229

ITEM 8 |  Notes to Consolidated Financial Statements | 8. Reinsurance

8. Reinsurance

In the ordinary course of business, our insurance companies may use both treaty and facultative reinsurance to minimize their net loss exposure to any single catastrophic loss event or to an accumulation of losses from a number of smaller events or to provide greater diversification of our businesses. In addition, our general insurance subsidiaries assume reinsurance from other insurance companies. We determine the portion of the incurred but not reported (IBNR) loss that will be recoverable under our reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as the estimate of IBNR. Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for paid and unpaid losses and loss adjustment expenses incurred, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized. We remain liable to the extent that our reinsurers do not meet their obligation under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for doubtful accounts requires judgment for which key inputs typically include historical trends regarding uncollectible balances, disputes and credit events as well as specific reviews of balances in dispute or subject to credit impairment. The allowance for doubtful accounts on reinsurance assets was $140 million and $187 million at December 31, 2018 and 2017, respectively. Changes in the allowance for doubtful accounts on reinsurance assets are reflected in Policyholder benefits and losses incurred within the Consolidated Statements of Income.

The following table provides supplemental information for loss and benefit reserves, gross and net of ceded reinsurance:

At December 31,	2018		2017
	As	Net of	As	Net of
(in millions)	Reported	Reinsurance	Reported	Reinsurance
Liability for unpaid losses and loss adjustment expenses	$(83,639)	$(51,949)	$(78,393)	$(51,685)
Future policy benefits for life and accident and health insurance contracts	(44,935)	(43,936)	(45,432)	(44,457)
Reserve for unearned premiums	(19,248)	(16,300)	(19,030)	(15,890)
Reinsurance assets(a)	35,637		30,823

(a)  Represents gross reinsurance assets, excluding allowances and reinsurance recoverable on paid losses.

Short-Duration Reinsurance

Short-duration reinsurance is effected under reinsurance treaties and by negotiation on individual risks. Certain of these reinsurance arrangements consist of excess of loss contracts that protect us against losses above stipulated amounts. Ceded premiums are considered prepaid reinsurance premiums and are recognized as a reduction of premiums earned over the contract period in proportion to the protection received. Amounts recoverable from reinsurers on short-duration contracts are estimated in a manner consistent with the claims liabilities associated with the reinsurance and presented as a component of Reinsurance assets. Reinsurance premiums for assumed business are estimated based on information received from brokers, ceding companies and reinsurers. Any subsequent differences arising on such estimates are recorded in the periods in which they are determined. Assumed reinsurance premiums are earned primarily on a pro-rata basis over the terms of the reinsurance contracts and the portion of premiums relating to the unexpired terms of coverage is included in the reserve for unearned premiums. Reinsurance premiums for assumed business are estimated based on information received from brokers, ceding companies and reinsureds. Any subsequent differences arising on such estimates are recorded in the periods in which they are determined. For both ceded and assumed reinsurance, risk transfer requirements must be met for reinsurance accounting to apply. If risk transfer requirements are not met, the contract is accounted for as a deposit, resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Similar risk transfer criteria are used to determine whether directly written insurance contracts should be accounted for as insurance or as a deposit.

230                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements | 8. Reinsurance

The following table presents short-duration insurance premiums written and earned:

	Years Ended December 31,
(in millions)	2018	2017	2016
Premiums written:
Direct	$30,335	$30,205	$33,970
Assumed	4,026	3,084	2,824
Ceded	(7,755)	(7,533)	(7,561)
Net	$26,606	$25,756	$29,233
Premiums earned:
Direct	$31,415	$30,904	$34,869
Assumed	4,593	3,373	2,962
Ceded	(8,163)	(7,902)	(7,284)
Net	$27,845	$26,375	$30,547

For the years ended December 31, 2018, 2017 and 2016, reinsurance recoveries, which reduced losses and loss adjustment expenses incurred, amounted to $9.8 billion, $1.5 billion and $2.1 billion, respectively.

Retroactive reinsurance agreements are reinsurance agreements under which our reinsurer agrees to reimburse us as a result of past insurable events.  For these agreements, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves.  The amount of the deferral is recalculated each period based on loss payments and updated estimates.  If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the agreement is recognized in income immediately. Ceded loss reserves under retroactive agreements were $13.8 billion and $13.4 billion, and the deferred gain liability was $1.8 billion and $1.6 billion, as of December 31, 2018 and 2017, respectively. The effect on income from amortization of the deferred gain was $394 million, $316 million and $30 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The following table presents premiums for our long-duration life insurance and annuity operations:

Years Ended December 31,
(in millions)	2018	2017	2016
Gross premiums	$3,893	$5,338	$4,732
Ceded premiums	(850)	(809)	(789)
Net	$3,043	$4,529	$3,943

Long-duration reinsurance recoveries, which reduced Policyholder benefits and losses incurred, was $778 million for the year ended December 31, 2018 and approximately $1.0 billion for both the years ended December 31, 2017 and 2016.

The following table presents long-duration insurance in-force ceded to other insurance companies:

At December 31,
(in millions)	2018	2017	2016
Long-duration insurance in force ceded	$228,846	$202,402	$174,363

AIG | 2018 Form 10-K                          231

ITEM 8 |  Notes to Consolidated Financial Statements | 8. Reinsurance

Long-duration insurance in-force assumed as a percentage of gross long-duration insurance in-force was 0.03 percent at December 31, 2018, 2017 and 2016; and premiums assumed represented 10 percent, 5 percent and 3 percent of gross premiums for the years ended December 31, 2018, 2017 and 2016, respectively.

The U.S. Life and Retirement companies manage the capital impact of their statutory reserve requirements, including those resulting from the NAIC Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) and NAIC Actuarial Guideline 38 (Guideline AXXX), through unaffiliated and affiliated reinsurance transactions. Effective July 1, 2016, one of the U.S. Life and Retirement companies entered into an agreement to cede approximately $5 billion of statutory reserves for certain whole life and universal life policies to an unaffiliated reinsurer. Effective December 31, 2016, the same life insurance subsidiary recaptured term and universal life reserves subject to Regulation XXX and Guideline AXXX, previously ceded to an affiliate, and ceded approximately $14 billion of such statutory reserves to an unaffiliated reinsurer under an amendment to the July 1, 2016 agreement. Under GAAP, these unaffiliated reinsurance transactions use deposit accounting with a reinsurance risk charge recorded in income, whereas such affiliated transactions are eliminated in consolidation. Under one affiliated reinsurance arrangement, one of the U.S. Life and Retirement companies obtains letters of credit to support statutory recognition of the ceded reinsurance. As of December 31, 2018, this subsidiary had two bilateral letters of credit totaling $450 million, which were issued on February 7, 2014 and expire on February 7, 2022. The letters of credit are subject to reimbursement by AIG Parent in the event of a drawdown.

For additional information on the use of affiliated reinsurance for Regulation XXX and Guideline AXXX reserves see Note 19.

Reinsurance Security

Our third-party reinsurance arrangements do not relieve us from our direct obligations to our beneficiaries. Thus, a credit exposure exists with respect to both short-duration and long-duration reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance.  We believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to AIG.  Gross reinsurance assets due from reinsurers exceeding 5 percent of our total reinsurance assets were approximately $18.9 billion and $18.0 billion at December 31, 2018 and 2017, respectively, of which approximately $3.7 billion and $7.6 billion at December 31, 2018 and 2017, respectively, was not secured by collateral.

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

232                             AIG | 2018 Form 10-K

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

Investment-oriented contracts:   Certain policy acquisition costs and policy issuance costs related to universal life and investment-type products (collectively, investment-oriented products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits include net investment income and spreads, net realized capital gains and losses, fees, surrender charges, expenses, and mortality gains and losses. In each reporting period, current period amortization expense is adjusted to reflect actual gross profits. If estimated gross profits change significantly, DAC is recalculated using the new assumptions, and any resulting adjustment is included in income. If the new assumptions indicate that future estimated gross profits are higher than previously estimated, DAC will be increased resulting in a decrease in amortization expense and increase in income in the current period; if future estimated gross profits are lower than previously estimated, DAC will be decreased resulting in an increase in amortization expense and decrease in income in the current period. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the current and projected future profitability of the underlying insurance contracts.

To estimate future estimated gross profits for variable annuity products, a long-term annual asset growth assumption is applied to determine the future growth in assets and related asset-based fees.  In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a “reversion to the mean” methodology whereby short-term asset growth above or below long-term annual rate assumptions impacts the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance.  When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions in the five-year reversion to the mean period falling below a certain rate (floor) or above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.

Shadow DAC and Shadow Loss Recognition:    DAC related to investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale and prior to 2018, equity securities at fair value on estimated gross profits, with related changes recognized through Other comprehensive income (shadow DAC). The adjustment is made at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields.  Similarly, for long-duration traditional insurance contracts, if the assets supporting the liabilities are in a net unrealized gain position at the balance sheet date, loss recognition testing assumptions are updated to exclude such gains from future cash flows by reflecting the impact of reinvestment rates on future yields.  If a future loss is anticipated under this basis, any additional shortfall indicated by loss recognition tests is recognized as a reduction in accumulated other comprehensive income (shadow loss recognition).  Similar to other loss recognition on long-duration insurance contracts, such shortfall is first reflected as a reduction in DAC and secondly as an increase in liabilities for future policy benefits.  The change in these adjustments, net of tax, is included with the change in net unrealized appreciation of investments that is credited or charged directly to Other comprehensive income.

AIG | 2018 Form 10-K                          233

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

Value of Business Acquired (VOBA) is determined at the time of acquisition and is reported in the Consolidated Balance Sheets with DAC. This value is based on the present value of future pre-tax profits discounted at yields applicable at the time of purchase. For participating life, traditional life and accident and health insurance products, VOBA is amortized over the life of the business in a manner similar to that for DAC based on the assumptions at purchase. For investment-oriented products, VOBA is amortized in relation to estimated gross profits and adjusted for the effect of unrealized gains or losses on fixed maturity securities available for sale and prior to 2018, equity securities at fair value in a manner similar to DAC.

The following table presents a rollforward of DAC and VOBA:

Years Ended December 31,
(in millions)	2018	2017	2016
Balance, beginning of year	$10,994	$11,042	$11,115
Acquisitions	298	-	-
Dispositions	-	(35)	(110)
Acquisition costs deferred	5,832	4,820	5,216
Amortization expense	(5,386)	(4,288)	(4,521)
Change related to unrealized appreciation (depreciation) of investments	1,063	(505)	(259)
Other, including foreign exchange	(107)	(40)	72
Reclassified to Assets held for sale	-	-	(471)
Balance, end of year(a)	$12,694	$10,994	$11,042
Supplemental Information:
VOBA amortization expense included in DAC amortization	$243	$20	$40
VOBA, end of year included in DAC balance(b)	438	381	393

(a)  Net of reductions in DAC of $1.0 billion, $1.3 billion, and $842 million at December 31, 2018, 2017 and 2016, respectively, related to the effect of net unrealized gains and losses on available for sale securities (shadow DAC).

(b)  Includes $101 million of VOBA from the acquisition of Validus, the majority of which will be amortized within the next 12 to 18 months.

The percentage of the unamortized balance of VOBA at December 31, 2018 expected to be amortized in 2019 through 2023 by year is: 8.6 percent, 7.7 percent, 6.7 percent, 6.3 percent and 6.0 percent, respectively, with 64.8 percent being amortized after five years. These projections are based on current estimates for investment income and spreads, persistency, mortality and morbidity assumptions.

DAC, VOBA and SIA for insurance‑oriented and investment‑oriented products are reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual profitability is substantially lower than estimated, AIG’s DAC, VOBA and SIA may be subject to an impairment charge and AIG’s results of operations could be significantly affected in future periods.

234                             AIG | 2018 Form 10-K

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Affordable Housing Partnerships	Other	Total
December 31, 2018
Assets:
Bonds available for sale	$-	$7,662	$-	$-	$7,662
Other bond securities	-	3,923	-	2	3,925
Mortgage and other loans receivable	-	3,693	-	-	3,693
Other invested assets	5,212	-	3,142	24	8,378
Other(a)	580	1,581	394	70	2,625
Total assets(b)	$5,792	$16,859	$3,536	$96	$26,283
Liabilities:
Long-term debt	$2,577	$3,154	$1,834	$4	$7,569
Other(c)	227	165	159	24	575
Total liabilities	$2,804	$3,319	$1,993	$28	$8,144
December 31, 2017
Assets:
Bonds available for sale	$-	$9,632	$-	$-	$9,632
Other bond securities	-	4,518	-	3	4,521
Mortgage and other loans receivable	-	2,290	-	-	2,290
Other invested assets	1,365	206	3,087	25	4,683
Other(a)	302	1,481	350	85	2,218
Total assets(b)	$1,667	$18,127	$3,437	$113	$23,344
Liabilities:
Long-term debt	$680	$1,624	$1,825	$5	$4,134
Other(c)	144	244	181	26	595
Total liabilities	$824	$1,868	$2,006	$31	$4,729

(a)   Comprised primarily of Short-term investments and Other assets at December 31, 2018 and 2017.

(b)  The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  Comprised primarily of Other liabilities at December 31, 2018 and 2017.

(d)  At December 31, 2018 and 2017, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $1.4 billion and $86 million, respectively.

AIG | 2018 Form 10-K                          235

ITEM 8 |  Notes to Consolidated Financial Statements |  10. Variable Interest Entities

(e)  At December 31, 2018 and 2017, $16.0 billion and $17.6 billion, respectively, of the total assets of consolidated securitization vehicles were owed to AIG Parent or its subsidiaries.

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
December 31, 2018
Real estate and investment entities(a)	$309,598	$6,820	$2,501		$9,321
Affordable housing partnerships	4,116	607	-		607
Other	2,813	284	1,222	(c)	1,506
Total	$316,527	$7,711	$3,723		$11,434
December 31, 2017
Real estate and investment entities(a)	$380,030	$9,253	$2,043		$11,296
Affordable housing partnerships	4,468	725	-		725
Other	2,703	254	1,205	(c)	1,459
Total	$387,201	$10,232	$3,248		$13,480

(a)  Comprised primarily of hedge funds and private equity funds.

(b)  At December 31, 2018 and 2017, $7.4 billion and $9.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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

Securitization Vehicles

We created certain VIEs that hold investments, primarily in investment-grade debt securities and loans, and issued beneficial interests in these investments.  The majority of these beneficial interests are owned by our insurance operations and we maintain the power to direct the activities of the VIEs that most significantly impact their economic performance and bear the obligation to absorb losses or receive benefits from the entities that could potentially be significant to the entities.  Accordingly, we consolidate these entities and those beneficial interests issued to third-parties are reported as Long-term debt. Total assets of consolidated securitization vehicles are $16.9 billion, of which $16.0 billion represents amounts owed to Parent or its subsidiaries.

236                             AIG | 2018 Form 10-K

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

For additional information on embedded derivatives see Notes 5 and 14 herein.

AIG | 2018 Form 10-K                          237

ITEM 8 | Notes to Consolidated Financial Statements |  11. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2018				December 31, 2017
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$10	$-	$866	$19	$-	$-	$838	$15
Foreign exchange contracts	6,357	363	2,536	147	2,823	173	4,783	350
Equity contracts	-	-	-	-	-	-	159	19
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	42,821	2,890	27,329	2,004	37,751	2,171	26,461	2,185
Foreign exchange contracts	11,134	801	5,434	711	6,305	658	11,093	895
Equity contracts	17,807	398	2,399	15	19,975	522	1,130	2
Credit contracts(b)	8	1	1,406	236	4	1	1,365	277
Other contracts(c)	39,070	15	58	6	39,829	20	59	5
Total derivatives, gross	$117,207	$4,468	$40,028	$3,138	$106,687	$3,545	$45,888	$3,748
Counterparty netting(d)		(1,713)		(1,713)		(1,464)		(1,464)
Cash collateral(e)		(1,840)		(187)		(1,159)		(1,249)
Total derivatives on
consolidated balance sheets(f)		$915		$1,238		$922		$1,035

(a)  Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)  As of December 31, 2018 and 2017, included CDSs on super senior multi-sector CDOs with a net notional amount of $592 million and $685 million (fair value liability of $224 million and $254 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio. As of December 31, 2018 and 2017, there were no super senior corporate debt/CLOs remaining.

(c)  Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d)  Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)  Represents cash collateral posted and received that is eligible for netting.

(f)  Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively.  Fair value of assets related to bifurcated embedded derivatives was zero at both December 31, 2018 and December 31, 2017. Fair value of liabilities related to bifurcated embedded derivatives was $4.1 billion and $4.1 billion, respectively, at December 31, 2018 and December 31, 2017. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

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

238                             AIG | 2018 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements |  11. Derivatives and Hedge Accounting

Collateral posted by us to third parties for derivative transactions was $1.7 billion and $2.9 billion at December 31, 2018 and 2017, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.1 billion and $1.3 billion at December 31, 2018 and 2017, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the years ended December 31, 2018, 2017, and 2016 we recognized gains (losses) of $34 million, $(106) million and $123 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

AIG | 2018 Form 10-K                          239

ITEM 8 | Notes to Consolidated Financial Statements |  11. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:		Including Gains/(Losses) Attributable to:
	Hedging	Hedged	Hedge	Excluded
(in millions)	Derivatives(a)	Items	Ineffectiveness	Components	Other(b)
Year ended December 31, 2018
Interest rate contracts:
Realized capital gains/(losses)	$(2)	$2	$-	$-	$-
Other income	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	471	(365)	-	106	-
Other income	-	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	-	-	-	-	-
Year ended December 31, 2017
Interest rate contracts:
Realized capital gains/(losses)	$(4)	$4	$-	$-	$-
Other income	-	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	(420)	393	-	(26)	-
Other income	-	4	-	-	4
Equity contracts:
Realized capital gains/(losses)	(47)	42	-	(5)	-
Year ended December 31, 2016
Interest rate contracts:
Realized capital gains/(losses)	$(7)	$1	$1	$-	$(7)
Other income	-	10	-	-	10
Foreign exchange contracts:
Realized capital gains/(losses)	294	(335)	-	(41)	-
Other income	-	24	-	-	24
Equity contracts:
Realized capital gains/(losses)	10	(11)	-	(1)	-

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

240                             AIG | 2018 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements |  11. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Income:

Years Ended December 31,	Gains (Losses) Recognized in Earnings
(in millions)	2018	2017	2016
By Derivative Type:
Interest rate contracts	$(509)	$56	$(229)
Foreign exchange contracts	543	(277)	293
Equity contracts	(56)	(964)	(902)
Commodity contracts	-	-	-
Credit contracts	32	58	81
Other contracts	65	75	80
Embedded derivatives	629	(449)	(48)
Total	$704	$(1,501)	$(725)
By Classification:
Policy fees	$67	$77	$80
Net investment income	(3)	(11)	26
Net realized capital gains (losses)	561	(1,709)	(895)
Other income	81	139	63
Policyholder benefits and claims incurred	(2)	3	1
Total	$704	$(1,501)	$(725)

Credit Risk-Related Contingent Features

We estimate that at December 31, 2018, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $61 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $423 million and $572 million at December 31, 2018 and 2017, respectively. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2018 and 2017, was approximately $453 million and $676 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Consolidated Balance Sheets. The fair values of these hybrid securities were $3.9 billion and $4.4 billion at December 31, 2018 and 2017, respectively. These securities have par amounts of $8.5 billion and $9.1 billion at December 31, 2018 and 2017, respectively, and have remaining stated maturity dates that extend to 2052.

AIG | 2018 Form 10-K                          241

ITEM 8 |  Notes to Consolidated Financial Statements |  12. Goodwill and Other Intangible Assets

12. Goodwill and Other Intangible Assets

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. At December 31, 2018, the operating segments with goodwill are our General Insurance business – North America and International operating segments, our Life and Retirement business – Life Insurance operating segment and our Other Operations and Legacy Portfolio operating segments. When a business is transferred from one reporting unit to another, as occurred as part of the 2017 segment changes, goodwill from the original operating segment is allocated among reporting units based on the fair value of business transferred, relative to business retained by a reporting unit.

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

Goodwill was not impaired at December 31, 2018 based on the results of the goodwill impairment test.

242                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  12. Goodwill and Other Intangible Assets

The following table presents the changes in goodwill by operating segment:

	General Insurance
	North		Life	Other	Legacy
(in millions)	America	International	Insurance	Operations	Portfolio	Total
Balance at January 1, 2016:
Goodwill - gross	$1,884	$2,883	$77	$27	$219	$5,090
Accumulated impairments	(1,264)	(2,136)	-	-	(77)	(3,477)
Net goodwill	620	747	77	27	142	1,613
Increase (decrease) due to:
Dispositions	(6)	(6)	-	-	-	(12)
Other	-	(70)	-	-	(3)	(73)
Balance at December 31, 2016:
Goodwill - gross	1,878	2,807	77	27	216	5,005
Accumulated impairments	(1,264)	(2,136)	-	-	(77)	(3,477)
Net goodwill	614	671	77	27	139	1,528
Increase (decrease) due to:
Acquisitions	-	-	-	4	-	4
Dispositions	(10)	(7)	(6)	-	(2)	(25)
Other	-	74	13	-	-	87
Balance at December 31, 2017:
Goodwill - gross	1,868	2,874	84	31	214	5,071
Accumulated impairments	(1,264)	(2,136)	-	-	(77)	(3,477)
Net goodwill	604	738	84	31	137	1,594
Increase (decrease) due to:
Acquisitions*	2,332	157	46	9	-	2,544
Other	(12)	(48)	(5)	9	-	(56)
Balance at December 31, 2018:
Goodwill - gross	4,188	2,983	125	49	214	7,559
Accumulated impairments	(1,264)	(2,136)	-	-	(77)	(3,477)
Net goodwill	$2,924	$847	$125	$49	$137	$4,082

*    Includes goodwill of $2.0 billion, $492 million and $46 million relating to the acquisitions of Validus, Glatfelter and Ellipse, respectively.

The following table presents the changes in other intangible assets and the value of distribution network acquired by operating segment:

	General Insurance
Year Ended December 31, 2018	North		Life	Other	Legacy
(in millions)	America	International	Insurance	Operations	Portfolio	Total
Other intangible assets, beginning of year	$27	$8	$34	$37	$-	$106
Increase (decrease) due to:
Acquisitions	61	207	16	-	-	284
Amortization	(2)	(3)	(4)	(2)	-	(11)
Other	-	-	-	(19)	-	(19)
Other intangible assets, end of year	$86	$212	$46	$16	$-	$360

Value of distribution network acquired, beginning of year	$-	$-	$-	$-	$-	$-
Increase (decrease) due to:
Acquisitions	-	-	-	582	-	582
Amortization	-	-	-	(15)	-	(15)
Other	-	-	-	2	-	2
Value of distribution network acquired, end of year	$-	$-	$-	$569	$-	$569

AIG | 2018 Form 10-K                          243

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

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.3 billion and $12.6 billion at December 31, 2018 and 2017, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim.  Thus, these recoverable amounts represent a credit exposure to us.  At December 31, 2018 and 2017, we held collateral of approximately $9.2 billion and $9.5 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements.

The following table presents the roll-forward of activity in Loss Reserves:

Years Ended December 31,
(in millions)	2018	2017	2016
Liability for unpaid loss and loss adjustment expenses, beginning of year	$78,393	$77,077	$74,942
Reinsurance recoverable	(26,708)	(15,532)	(14,339)
Net Liability for unpaid loss and loss adjustment expenses, beginning of year	51,685	61,545	60,603
Losses and loss adjustment expenses incurred:
Current year	22,501	21,079	20,232
Prior years, excluding discount and amortization of deferred gain	1,429	1,565	5,788
Prior years, discount charge (benefit)	(252)	187	(422)
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(395)	(284)	-
Total losses and loss adjustment expenses incurred	23,283	22,547	25,598
Losses and loss adjustment expenses paid:
Current year	(6,235)	(5,323)	(5,825)
Prior years	(19,254)	(16,241)	(16,908)
Total losses and loss adjustment expenses paid	(25,489)	(21,564)	(22,733)
Other changes:
Foreign exchange effect	(677)	788	(463)
Acquisitions(b)	3,284	23	-
Dispositions(c)	-	(360)	(1,058)
Retroactive reinsurance adjustment (net of discount)(d)	(137)	(11,294)	-
Reclassified to liabilities held for sale(e)	-	-	(402)
Total other changes	2,470	(10,843)	(1,923)
Liability for unpaid loss and loss adjustment expenses, end of year:
Net liability for unpaid losses and loss adjustment expenses	51,949	51,685	61,545
Reinsurance recoverable	31,690	26,708	15,532
Total	$83,639	$78,393	$77,077

(a)  Includes $51 million and $25 million for the retroactive reinsurance agreement with NICO covering U.S. asbestos exposures for the year ended December 31, 2018 and 2017, respectively.

(b)  Includes amounts related to the acquisition of Glatfelter in October 2018, Validus in July 2018 and Blackboard U.S. Holdings Inc. in 2017.

(c)  Includes amounts related to dispositions through the date of disposition. Includes sale of insurance operations to Fairfax, United Guaranty and Ascot Underwriting Holdings Limited, and Ascot Employees Corporate Member Limited (Ascot).

(d)  Includes discount on retroactive insurance in the amount of $180 million and $1.5 billion for the periods ended December 31, 2018 and 2017, respectively.

244                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

(e)  Represents change in loss reserves included in our sale of certain of our insurance operations and certain assets to Fairfax for the period ended December 31, 2016.  Upon consummation of the sale, we retained a portion of these reserves through reinsurance arrangements.

Prior Year Development

During 2018, we recognized adverse prior year loss reserve development of $1.4 billion before impact of the Adverse Development Cover and the asbestos cession to NICO. The key components of this development were as follows:

•      Unfavorable development in US Excess Casualty, driven by the combination of construction defect and construction wrap claims from accident year 2015 and prior where we reacted to significant increases in severity and longer claim reporting patterns, as well as higher than expected loss severity in accident years 2016 and 2017, which led to an increase in estimates for these accident years;

•      Unfavorable development in U.S. Financial Lines, primarily from Directors & Officers (D&O) and Employment Practices Liability (EPLI) policies covering Corporate and National Insureds as well as Private and Not-for-Profit insureds. This development was predominantly in accident years 2014-2017 and resulted largely from increases in severity associated with an increase in frequency of class action lawsuits from those years.

•      Favorable development in US Commercial Property and Specialty Lines due to reductions in our estimates for 2017 Catastrophes , favorable attritional losses in Commercial Property and favorable Specialty emergence.

•      Unfavorable development in US Personal Lines reflecting the adverse development on the 2017 California Wildfires and Hurricane Irma in 2017.

•      Unfavorable development in International Financial Lines driven by increased large loss activity in recent accident years, particularly related to directors and officers class action suits against insureds with global exposure.

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

•      Higher than expected losses for UK/Europe Casualty and Financial Lines. We observed a significant increase in large claims activity in our UK/Europe long-tail business, with a large proportion emanating from accident year 2016. In addition, we increased our loss reserves as a result of the decision made by the U.K. Ministry of Justice to reduce the discount rate applied to lump-sum bodily injury payouts, known as the Ogden rate.

•      In addition we also observed higher than expected losses in UK/Europe property and special risks business driven by unexpected development on various large claims across the property, aviation, marine, and trade credit segments.

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

AIG | 2018 Form 10-K                          245

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

The table below presents the reconciliation of the net liability for unpaid losses and loss adjustment expenses in the following tables to Loss Reserves in the Consolidated Balance Sheets for the year ended December 31, 2018:

	Net liability for unpaid losses and loss adjustment expenses as presented in the disaggregated tables below	Reinsurance recoverable on unpaid losses and loss adjustment expenses included in the disaggregated tables below	Gross liability for unpaid losses and loss adjustment expenses
(in millions)
U.S. Workers' Compensation (before discount)	$5,834	$7,038	$12,872
U.S. Excess Casualty	4,715	4,576	9,291
U.S. Other Casualty	4,288	4,661	8,949
U.S. Financial Lines	5,315	1,960	7,275
U.S. Property and Special risks	6,534	2,748	9,282
U.S. Personal Insurance	1,706	1,001	2,707
UK/Europe Casualty and Financial lines	7,022	1,789	8,811
UK/Europe Property and Special risks	2,988	1,251	4,239
UK/Europe and Japan Personal Insurance	2,264	553	2,817
U.S. Run-Off Long Tail Insurance Lines (before
discount)	4,835	3,689	8,524
Total	$45,501	$29,266	$74,767

Reconciling Items
Discount on workers' compensation lines			(3,755)
Other product lines			8,974
Unallocated loss adjustment expenses			3,653
Total Loss Reserves			$83,639

Loss Development Information

The following is information about incurred and paid loss developments as of December 31, 2018, net of reinsurance. The cumulative number of reported claims, the total of IBNR liabilities and expected development on reported loss included within the net incurred loss amounts are presented in the following section.

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

246                             AIG | 2018 Form 10-K

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

•        Reinsurance:  Our reinsurance program varies by exposure type. Historically we have leveraged facultative and treaty reinsurance, both on a pro-rata and excess of loss basis. Our reinsurance program may change from year to year, which may affect the comparability of the data presented in our tables.

AIG | 2018 Form 10-K                          247

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

•        Adverse Development Reinsurance Agreement: We have provided the impact of the Adverse Development Reinsurance Agreement (ADC) in an additional table below our Incurred Losses and Allocated Loss Adjustment Expenses (ALAE) tables. The impact of the ADC is shown beginning in 2016 given the retroactive date of the contract and coincides with the effective date of the contract. For the lines of business covered by the agreement (U.S. Workers' Compensation, U.S. Excess Casualty, U.S. Other Casualty, U.S. Financial Lines, U.S. Property and Special Risks and U.S. Personal Insurance or collectively, the "Covered Lines"), an attribution of the loss recoveries to the line of business by calendar year and accident year is performed based on the underlying distribution of the losses subject to the agreement. Specifically, the future claim payments for all subject incurred losses were projected into future years based on the same actuarial assumptions underlying the related reserves. Also, refer to the additional table presented after discussion of prior year development by line of business, which reconciles the changes in net ultimates to our overall prior year development and provides the reattribution of loss recoveries for the Covered Lines. The reinsurance terms of the ADC were then used to identify the future claims payments for which 80% will be reimbursed by NICO. At each reporting period, the attribution of the ADC recoveries is performed. The factors that could cause the attribution to lines of business and accident year to change include changes in underlying actuarial assumptions as to timing and amount of future claim payments.

•        Incurred but not reported liabilities (IBNR):  We include development from past reported losses in IBNR.

•        Data excluded from tables: Information with respect to accident years older than ten years is excluded from the development tables. Unallocated loss adjustment expenses are also excluded.

•        Foreign exchange: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rate at December 31, 2018.  Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.

•        Acquisitions: We include acquisitions from all accident years presented in the tables. For purposes of this disclosure, we have applied the retrospective method for the acquired reserves, including incurred and paid claim development histories throughout the relevant tables. It should be noted that historical reserves for the acquired businesses were established by the acquired companies using methods, assumptions and procedures then in effect which may differ from our current reserving bases. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the aggregated historical results shown in the triangles.

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

Supplemental Information:  The information about incurred and paid loss development for all periods preceding year ended December 31, 2018 and the related historical claims payout percentage disclosure is unaudited and is presented as supplementary information.

248                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

The following tables present undiscounted, incurred and paid losses and allocated loss adjustment expenses by accident year, on a net basis after reinsurance, with a separate presentation of the Adverse Development Reinsurance Agreement excluding the related amortization of the deferred gain:

U.S. Workers' Compensation

During 2018, we recognized $51 million of unfavorable prior year development, net of external reinsurance but before ADC cessions.

During 2017, we recognized $31 million of favorable prior year development, net of external reinsurance but before ADC cessions.

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	2018 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2009	$3,466	$3,633	$3,608	$3,666	$3,639	$3,616	$3,606	$3,708	$3,714	$3,697	$(17)	$421	147,504	$(439)	$3,258	$(18)
2010		2,706	3,049	3,125	3,148	3,211	3,214	3,286	3,267	3,278	11	446	133,374	(467)	2,811	(21)
2011			2,901	2,953	3,091	3,158	3,113	3,152	3,156	3,177	21	490	124,855	(495)	2,682	(5)
2012				2,382	2,194	2,286	2,260	2,334	2,308	2,259	(49)	418	70,874	(466)	1,793	(48)
2013					1,932	1,880	1,950	2,060	2,032	1,974	(58)	452	46,768	(493)	1,481	(41)
2014						1,729	1,764	1,866	1,862	1,794	(68)	531	39,742	(485)	1,309	46
2015							1,708	1,864	1,866	1,814	(52)	712	35,439	(496)	1,318	216
2016								1,299	1,346	1,318	(28)	625	29,669	-	1,318	625
2017									789	850	61	504	26,005	-	850	504
2018										998		802	18,367	-	998	802
Total										$21,159	$(179)			$(3,341)	$17,818
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(13,739)	-			-	(13,739)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2009, net of reinsurance										4,443	153			(2,688)	1,755
Unallocated loss adjustment expense prior year development											77
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$11,863	$51			$(6,029)	$5,834

AIG | 2018 Form 10-K                          249

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)			Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018
	Unaudited
2009	$3,297	$3,298	$3,258	$(40)
2010	2,821	2,818	2,811	(7)
2011	2,676	2,677	2,682	5
2012	1,819	1,814	1,793	(21)
2013	1,499	1,494	1,481	(13)
2014	1,311	1,310	1,309	(1)
2015	1,278	1,279	1,318	39
2016	1,299	1,346	1,318	(28)
2017	-	789	850	61
2018	-	-	998	-
Total	$16,000	$16,825	$17,818	$(5)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below		-	(13,739)	-
Liabilities for losses and allocated loss adjustment expenses before 2009, net of reinsurance		2,258	1,755	(503)
Unallocated loss adjustment expense prior year development		-	-	10
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			$5,834	$(498)

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)			Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018
	Unaudited
2009	$(411)	$(416)	$(439)	$(23)
2010	(465)	(449)	(467)	(18)
2011	(476)	(479)	(495)	(16)
2012	(515)	(494)	(466)	28
2013	(561)	(538)	(493)	45
2014	(555)	(552)	(485)	67
2015	(586)	(587)	(496)	91
2016	-	-	-	-
2017	-	-	-	-
2018	-	-	-	-
Total	$(3,569)	$(3,515)	$(3,341)	$174
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below			-	-
Liabilities for losses and allocated loss adjustment expenses before 2009, net of reinsurance		(2,032)	(2,688)	(656)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			$(6,029)	$(482)

250                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2009	$630	$1,328	$1,756	$2,120	$2,390	$2,621	$2,780	$2,887	$2,968	$3,058	$-
2010		550	1,093	1,537	1,855	2,126	2,288	2,426	2,532	2,597	-
2011			519	1,129	1,561	1,884	2,129	2,285	2,388	2,451	-
2012				415	804	1,089	1,272	1,440	1,563	1,632	-
2013					282	619	879	1,067	1,214	1,287	-
2014						231	558	786	930	1,030	-
2015							234	524	725	854	-
2016								147	378	521	-
2017									93	224	-
2018										85	-
Total										$13,739	$-

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

AIG | 2018 Form 10-K                          251

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Prior Year Development

During 2018, we recognized $51 million of adverse prior year development in US Workers Compensation business with higher claim development factors at older ages (tail factors) for non-California, non-New York and loss sensitive business in older accident years being offset by favorable emergence in recent years. Accident year 2017 was adversely impacted by a change in ceded reinsurance estimates.  For our Defense Base Act (DBA) business, adverse development in recent years was offset by an expansion of the definition of reimbursable War Hazard claims by the US Government.

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

U.S. Excess Casualty

During 2018, we recognized $1,274 million of unfavorable prior year development in Excess Casualty, net of external reinsurance but before ADC cessions, driven by higher than expected loss emergence for construction defect and construction wrap claims and increasing loss severity in more recent accident years.

During 2017, we recognized $254 million of unfavorable prior year development in Excess Casualty, net of external reinsurance but before ADC cessions, driven by higher than expected loss emergence.

252                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	2018 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2009	$1,831	$1,897	$1,797	$1,638	$1,457	$1,321	$1,407	$1,518	$1,522	$1,599	$77	$254	3,935	$(191)	$1,408	$63
2010		1,863	2,076	2,076	1,771	1,640	1,723	1,719	1,706	1,681	(25)	331	3,687	(255)	1,426	76
2011			1,766	1,807	1,581	1,416	1,521	1,606	1,623	1,726	103	370	3,651	(290)	1,436	80
2012				1,588	1,382	1,226	1,477	1,530	1,481	1,558	77	395	3,549	(304)	1,254	91
2013					1,073	973	1,113	1,258	1,178	1,226	48	397	2,908	(301)	925	96
2014						849	968	1,157	1,135	1,219	84	541	2,381	(424)	795	117
2015							892	1,334	1,320	1,478	158	580	2,185	(464)	1,014	116
2016								790	1,029	1,055	26	703	1,550	-	1,055	703
2017									758	905	147	555	759	-	905	555
2018										555		512	301	-	555	512
Total										$13,002	$695			$(2,229)	$10,773
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(6,877)	-			-	(6,877)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2009, net of reinsurance										2,205	537			(1,386)	819
Unallocated loss adjustment expense prior year development											42
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$8,330	$1,274			$(3,615)	$4,715

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)			Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018
	Unaudited
2009	$1,352	$1,353	$1,408	$55
2010	1,448	1,446	1,426	(20)
2011	1,364	1,367	1,436	69
2012	1,168	1,158	1,254	96
2013	885	869	925	56
2014	784	780	795	15
2015	898	895	1,014	119
2016	790	1,029	1,055	26
2017	-	758	905	147
2018	-	-	555	-
Total	$8,689	$9,655	$10,773	$563
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below			(6,877)	-
Liabilities for losses and allocated loss adjustment expenses before 2009, net of reinsurance		628	819	191
Unallocated loss adjustment expense prior year development			-	8
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			$4,715	$762

AIG | 2018 Form 10-K                          253

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)			Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018
	Unaudited
2009	$(166)	$(169)	$(191)	$(22)
2010	(271)	(260)	(255)	5
2011	(242)	(256)	(290)	(34)
2012	(362)	(323)	(304)	19
2013	(373)	(309)	(301)	8
2014	(373)	(355)	(424)	(69)
2015	(436)	(425)	(464)	(39)
2016	-	-	-	-
2017	-	-	-	-
2018	-	-	-	-
Total	$(2,223)	$(2,097)	$(2,229)	$(132)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below			-	-
Liabilities for losses and allocated loss adjustment expenses before 2009, net of reinsurance		(1,040)	(1,386)	(346)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			$(3,615)	$(478)

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2009	$8	$69	$249	$449	$624	$788	$965	$1,174	$1,212	$1,309	$-
2010		10	197	475	654	795	946	1,052	1,217	1,265	-
2011			5	63	225	386	716	921	1,069	1,214	-
2012				3	106	288	495	649	887	1,022	-
2013					15	104	204	382	546	661	-
2014						3	68	202	397	531	-
2015							9	192	361	668	-
2016								14	66	178	-
2017									1	29	-
2018										-	-
Total										$6,877	$-

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

254                             AIG | 2018 Form 10-K

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

Prior Year Development

During 2018, we recognized $1,274 million of adverse development driven largely by construction defect and construction wrap claims where actual emergence was significantly worse than expected and our updated analysis significantly increased the severity assumptions and lengthened the claim reporting pattern to recognize the significant deterioration seen in recent calendar periods. We also increased the expected loss ratio assumptions in recent accident years to reflect the high initial reported loss ratios for those years and the incidence of several unusually large claims.

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

In 2018, we recognized $127 million of favorable prior year development in Other Casualty, net of external reinsurance but before ADC cessions, primarily as a result of favorable loss emergence in accident years 2011-2016.

In 2017, we recognized $216 million of unfavorable prior year development in Other Casualty, net of external reinsurance but before ADC cessions, primarily as a result of increased loss severity in recent accident years.

AIG | 2018 Form 10-K                          255

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	2018 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2009	$2,416	$2,517	$2,586	$2,582	$2,697	$2,818	$2,880	$2,863	$2,855	$2,884	$29	$166	90,390	$(111)	$2,773	$55
2010		2,132	2,109	2,243	2,192	2,341	2,384	2,503	2,494	2,504	10	248	96,333	(155)	2,349	93
2011			2,052	2,222	2,321	2,458	2,601	2,639	2,596	2,533	(63)	161	75,432	(103)	2,430	58
2012				2,012	2,162	2,218	2,229	2,371	2,430	2,363	(67)	243	42,226	(168)	2,195	75
2013					1,662	1,739	1,918	2,152	2,183	2,159	(24)	316	37,105	(235)	1,924	81
2014						1,756	1,729	1,973	2,017	1,920	(97)	351	35,222	(276)	1,644	75
2015							1,340	1,778	1,847	1,749	(98)	388	32,422	(313)	1,436	75
2016								1,348	1,352	1,330	(22)	627	25,409	-	1,330	627
2017									616	649	33	423	18,223	-	649	423
2018										813		703	11,372	-	813	703
Total										$18,904	$(299)			$(1,361)	$17,543
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(14,044)	-			-	(14,044)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2009, net of reinsurance										1,556	129			(767)	789
Unallocated loss adjustment expense prior year development											43
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$6,416	$(127)			$(2,128)	$4,288

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)			Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018
	Unaudited
2009	$2,714	$2,712	$2,773	$61
2010	2,363	2,361	2,349	(12)
2011	2,417	2,409	2,430	21
2012	2,208	2,220	2,195	(25)
2013	1,952	1,958	1,924	(34)
2014	1,677	1,686	1,644	(42)
2015	1,377	1,391	1,436	45
2016	1,348	1,352	1,330	(22)
2017	-	616	649	33
2018	-	-	813	-
Total	$16,056	$16,705	$17,543	$25
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below			(14,044)	-
Liabilities for losses and allocated loss adjustment expenses before 2009, net of reinsurance		812	789	(23)
Unallocated loss adjustment expense prior year development			-	56
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			$4,288	$58

256                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)			Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018
	Unaudited
2009	$(149)	$(143)	$(111)	$32
2010	(140)	(133)	(155)	(22)
2011	(222)	(187)	(103)	84
2012	(163)	(210)	(168)	42
2013	(200)	(225)	(235)	(10)
2014	(296)	(331)	(276)	55
2015	(401)	(456)	(313)	143
2016	-	-	-	-
2017	-	-	-	-
2018	-	-	-	-
Total	$(1,571)	$(1,685)	$(1,361)	$324
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below			-	-
Liabilities for losses and allocated loss adjustment expenses before 2009, net of reinsurance		(616)	(767)	(151)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			$(2,128)	$173

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2009	$393	$842	$1,253	$1,650	$2,002	$2,241	$2,386	$2,607	$2,664	$2,687	$-
2010		295	661	985	1,358	1,640	1,824	1,972	2,087	2,196	-
2011			235	726	1,109	1,488	1,822	2,048	2,220	2,303	-
2012				413	743	1,048	1,395	1,690	1,882	2,023	-
2013					169	592	956	1,243	1,483	1,687	-
2014						210	621	871	1,157	1,398	-
2015							111	321	783	1,103	-
2016								77	299	491	-
2017									51	113	-
2018										43	-
Total										$14,044	$-

AIG | 2018 Form 10-K                          257

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

258                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Prior Year Development

Primary General Liability

In 2018, we increased our ultimate loss estimates for prior accident years by $214 million mainly due to Construction Casualty business, particularly construction defect (CD) claims. Our updated analyses for the construction casualty business reacted to increased severity of claims for both CD and non-CD claims and lengthened the claim reporting pattern for CD claims.

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

Primary Commercial Auto Liability

In 2018, we reduced our ultimate loss estimates for prior accident years by $142 million mainly due to favorable emergence in recent accident years. Our updated analyses for the auto business reacted to this experience in older years as loss trends have stabilized in the more recent years.

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

Medical Malpractice

During 2018, we recognized favorable loss development of approximately $158 million as loss emergence was less than expected in older years due to several large cases settling for less than we expected. Severity in recent years continues to be higher than historical norms.

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

Other Lines

During 2018, we recognized favorable loss development of approximately $41 million largely due to our environmental impairment liability business where loss activity was better than expected.

During 2017, we recognized favorable loss development of $133 million. The key drivers of this activity were favorable development on loss-sensitive casualty business, environmental impairment liability business, extra-contractual obligations, and business internally reinsured from other business units.

U.S. Financial Lines

During 2018, we recognized $298 million of unfavorable prior year development in U.S. Financial Lines, net of external reinsurance but before ADC cessions, due to adverse experience in the Directors and Officers (D&O) subset of business

AIG | 2018 Form 10-K                          259

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

During 2017, we recognized $345 million of unfavorable prior year development in U.S. Financial Lines, net of external reinsurance but before ADC cessions, primarily due to adverse experience in the Directors and Officers (D&O) subset of business.

The mix of business has been changing in recent years as we write more cyber and mergers and acquisitions business, which generally report claims faster.

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	2018 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2009	$1,693	$1,780	$1,845	$1,904	$2,097	$2,189	$2,183	$2,273	$2,310	$2,322	$12	$62	22,621	$(32)	$2,290	$30
2010		1,552	1,509	1,406	1,366	1,370	1,472	1,514	1,541	1,540	(1)	49	20,182	(37)	1,503	12
2011			1,816	1,734	1,902	1,902	1,935	1,965	1,997	1,991	(6)	36	20,078	(26)	1,965	10
2012				1,572	1,739	1,777	1,892	1,986	1,987	2,011	24	150	20,122	(90)	1,921	60
2013					1,767	1,691	1,643	1,597	1,541	1,488	(53)	133	19,042	(89)	1,399	44
2014						1,767	1,736	1,849	1,898	1,932	34	309	17,330	(207)	1,725	102
2015							1,705	1,744	1,719	1,759	40	433	15,873	(326)	1,433	107
2016								1,593	1,841	1,967	126	688	15,734	-	1,967	688
2017									1,560	1,662	102	1,017	14,702	-	1,662	1,017
2018										1,637		1,402	12,936	-	1,637	1,402
Total										$18,309	$278			$(807)	$17,502
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(12,253)	-			-	(12,253)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2009, net of reinsurance										79	(1)			(13)	66
Unallocated loss adjustment expense prior year development											21
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$6,135	$298			$(820)	$5,315

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)			Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018
	Unaudited
2009	$2,277	$2,284	$2,290	$6
2010	1,505	1,510	1,503	(7)
2011	1,941	1,947	1,965	18
2012	1,904	1,904	1,921	17
2013	1,426	1,415	1,399	(16)
2014	1,690	1,700	1,725	25
2015	1,411	1,406	1,433	27
2016	1,593	1,841	1,967	126
2017	-	1,560	1,662	102
2018	-	-	1,637	-
Total	$13,747	$15,567	$17,502	$298
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below			(12,253)	-
Liabilities for losses and allocated loss adjustment expenses before 2009, net of reinsurance		36	66	30
Unallocated loss adjustment expense prior year development			-	27
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			$5,315	$355

260                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)			Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018
	Unaudited
2009	$4	$(26)	$(32)	$(6)
2010	(9)	(31)	(37)	(6)
2011	(24)	(50)	(26)	24
2012	(82)	(83)	(90)	(7)
2013	(171)	(126)	(89)	37
2014	(159)	(198)	(207)	(9)
2015	(333)	(313)	(326)	(13)
2016	-	-	-	-
2017	-	-	-	-
2018	-	-	-	-
Total	$(774)	$(827)	$(807)	$20
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below			-	-
Liabilities for losses and allocated loss adjustment expenses before 2009, net of reinsurance		(42)	(13)	29
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			$(820)	$49

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2009	$129	$499	$887	$1,273	$1,614	$1,838	$1,964	$2,056	$2,092	$2,129	$-
2010		31	285	566	800	1,017	1,180	1,280	1,361	1,401	-
2011			165	494	886	1,210	1,528	1,732	1,862	1,888	-
2012				76	406	815	1,252	1,497	1,625	1,689	-
2013					43	333	686	945	1,142	1,238	-
2014						66	371	853	1,159	1,386	-
2015							66	393	792	1,051	-
2016								76	500	986	-
2017									66	397	-
2018										88	-
Total										$12,253	$-

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

AIG | 2018 Form 10-K                          261

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

Prior Year Development

During 2018, we recognized $298 million of unfavorable prior year development particularly across accident years 2014-2017. The largest share of the unfavorable development came from D&O and EPLI for Corporate and National accounts and resulted largely from increases in severity as the costs of security class actions increased. Excess D&O also contributed adverse development due to similar causes.

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

U.S. Property and Special Risks

During 2018, we recognized $497 million of favorable prior year development in U.S. Property and Special Risks, net of external reinsurance but before ADC cessions, mainly due to favorable development from the 2017 Catastrophes.

During 2017, we recognized $115 million of unfavorable prior year development in U.S. Property and Special Risks, net of external reinsurance but before ADC cessions, mainly due to unfavorable development from the commercial auto portion of the Program business unit, which offers multiline policies to small and mid-sized insureds.

262                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	2018 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2009	$2,239	$1,986	$1,959	$1,961	$1,920	$1,900	$1,887	$1,894	$1,896	$1,896	$-	$22	47,707	$(11)	$1,885	$11
2010		2,786	2,533	2,489	2,561	2,578	2,558	2,567	2,579	2,569	(10)	68	47,645	(18)	2,551	50
2011			3,855	3,713	3,638	3,628	3,612	3,652	3,651	3,645	(6)	56	49,597	(15)	3,630	41
2012				4,191	4,302	4,278	4,234	4,346	4,343	4,325	(18)	95	48,782	(19)	4,306	76
2013					2,526	2,545	2,402	2,449	2,463	2,465	2	73	50,165	(27)	2,438	46
2014						2,931	2,684	2,746	2,738	2,756	18	140	60,612	(64)	2,692	76
2015							3,116	2,970	2,916	2,894	(22)	221	58,936	(87)	2,807	134
2016								3,168	3,193	3,117	(76)	366	53,727	-	3,117	366
2017									5,246	4,796	(450)	866	77,335	-	4,796	866
2018										3,712		1,609	56,580	-	3,712	1,609
Total										$32,175	$(562)			$(241)	31,934
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(25,689)	-			-	(25,689)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2009, net of reinsurance										362	39			(73)	289
Unallocated loss adjustment expense prior year development											26
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$6,848	$(497)			$(314)	6,534

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)			Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018
	Unaudited
2009	$1,882	$1,883	$1,885	$2
2010	2,558	2,561	2,551	(10)
2011	3,632	3,632	3,630	(2)
2012	4,319	4,318	4,306	(12)
2013	2,422	2,425	2,438	13
2014	2,679	2,677	2,692	15
2015	2,829	2,818	2,807	(11)
2016	3,168	3,193	3,117	(76)
2017	-	5,246	4,796	(450)
2018	-	-	3,712	-
Total	$23,489	$28,753	$31,934	$(531)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below			(25,689)	-
Liabilities for losses and allocated loss adjustment expenses before 2009, net of reinsurance		244	289	45
Unallocated loss adjustment expense prior year development			-	58
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			$6,534	$(428)

AIG | 2018 Form 10-K                          263

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)			Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018
	Unaudited
2009	$(12)	$(13)	$(11)	$2
2010	(9)	(18)	(18)	-
2011	(20)	(19)	(15)	4
2012	(27)	(25)	(19)	6
2013	(27)	(38)	(27)	11
2014	(67)	(61)	(64)	(3)
2015	(141)	(98)	(87)	11
2016	-	-	-	-
2017	-	-	-	-
2018	-	-	-	-
Total	$(303)	$(272)	$(241)	$31
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below			-	-
Liabilities for losses and allocated loss adjustment expenses before 2009, net of reinsurance		(79)	(73)	6
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			$(314)	$37

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2009	$551	$1,160	$1,442	$1,626	$1,731	$1,793	$1,816	$1,838	$1,853	$1,857	$-
2010		757	1,574	1,911	2,113	2,247	2,371	2,440	2,476	2,492	-
2011			1,021	2,336	2,920	3,183	3,384	3,481	3,529	3,560	-
2012				842	2,716	3,420	3,785	4,001	4,137	4,170	-
2013					736	1,578	1,855	2,056	2,203	2,317	-
2014						901	1,748	2,083	2,296	2,434	-
2015							1,045	1,866	2,228	2,484	-
2016								1,018	2,039	2,367	-
2017									1,356	2,941	-
2018										1,067	-
Total										$25,689	$-

264                             AIG | 2018 Form 10-K

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

Prior Year Development

During 2018, we recognized $497 million of favorable prior year development in U.S. Property and Special Risks driven largely by favorable development on the 2017 Catastrophes as well as favorable emergence on non-Catastrophe Commercial Property, and Program and Specialty classes.

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

U.S. Personal Insurance

During 2018, we recognized $255 million of unfavorable prior year development in U.S. Personal Insurance, net of external reinsurance but before ADC cessions, mainly due to catastrophe development from accident year 2017.

During 2017, we recognized $16 million of unfavorable prior year development in U.S. Personal Insurance, net of external reinsurance but before ADC cessions, mainly due to homeowners business in accident year 2016. This was partially offset by favorable development in accident and health business.

AIG | 2018 Form 10-K                          265

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (dollars in millions)											December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	2018 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2009	$1,763	$1,697	$1,649	$1,663	$1,664	$1,664	$1,668	$1,667	$1,671	$1,672	$1	$3	376,026	$(1)	$1,671	$2
2010		1,843	1,809	1,819	1,819	1,820	1,819	1,817	1,817	1,815	(2)	1	422,639	(1)	1,814	-
2011			1,886	1,908	1,896	1,891	1,890	1,886	1,881	1,879	(2)	1	412,893	(1)	1,878	-
2012				2,208	2,128	2,109	2,083	2,077	2,094	2,095	1	2	403,738	(2)	2,093	-
2013					1,887	1,816	1,803	1,782	1,780	1,776	(4)	3	334,879	(2)	1,774	1
2014						1,552	1,562	1,572	1,572	1,583	11	20	274,205	(12)	1,571	8
2015							1,511	1,498	1,494	1,483	(11)	13	259,543	(11)	1,472	2
2016								1,536	1,533	1,533	-	38	244,935	-	1,533	38
2017									2,028	2,287	259	359	213,741	-	2,287	359
2018										2,188		723	73,321	-	2,188	723
Total										$18,311	$253			$(30)	18,281
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(16,500)	-			-	(16,500)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2009, net of reinsurance										(73)	2			(2)	(75)
Unallocated loss adjustment expense prior year development											-
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$1,738	$255			$(32)	1,706

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)			Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018
	Unaudited
2009	$1,670	$1,671	$1,671	$-
2010	1,816	1,816	1,814	(2)
2011	1,881	1,880	1,878	(2)
2012	2,088	2,091	2,093	2
2013	1,774	1,774	1,774	-
2014	1,564	1,564	1,571	7
2015	1,476	1,475	1,472	(3)
2016	1,536	1,533	1,533	-
2017	-	2,028	2,287	259
2018	-	-	2,188	-
Total	$13,805	$15,832	$18,281	$261
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below			(16,500)	-
Liabilities for losses and allocated loss adjustment expenses before 2009, net of reinsurance		(77)	(75)	2
Unallocated loss adjustment expense prior year development			-	1
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			$1,706	$264

266                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)			Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018
	Unaudited
2009	$3	$-	$(1)	$(1)
2010	(1)	(1)	(1)	-
2011	(5)	(1)	(1)	-
2012	11	(3)	(2)	1
2013	(8)	(6)	(2)	4
2014	(8)	(8)	(12)	(4)
2015	(22)	(19)	(11)	8
2016	-	-	-	-
2017	-	-	-	-
2018	-	-	-	-
Total	$(30)	$(38)	$(30)	$8
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below			-	-
Liabilities for losses and allocated loss adjustment expenses before 2009, net of reinsurance		(2)	(2)	-
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			$(32)	$8

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (dollars in millions)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2009	$1,129	$1,563	$1,567	$1,618	$1,639	$1,650	$1,658	$1,663	$1,664	$1,667	$-
2010		1,205	1,669	1,736	1,772	1,794	1,803	1,808	1,810	1,812	-
2011			1,204	1,752	1,814	1,840	1,860	1,869	1,873	1,874	-
2012				1,238	1,936	1,996	2,035	2,065	2,079	2,085	-
2013					1,109	1,634	1,705	1,744	1,759	1,766	-
2014						959	1,380	1,463	1,507	1,536	-
2015							931	1,320	1,411	1,439	-
2016								857	1,344	1,422	-
2017									941	1,672	-
2018										1,227	-
Total										$16,500	$-

AIG | 2018 Form 10-K                          267

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

Prior Year Development

During 2018, we recognized $255 million of adverse prior year development in US Personal Insurance driven largely by development on the California Wildfires and Hurricane Irma in 2017.

During 2017, we recognized $16 million of unfavorable prior year development in U.S. Personal Insurance mainly due to homeowners business in accident year 2016, particularly from catastrophe activity. This was partially offset by favorable development in accident and health business.

During 2016, we recognized $32 million of favorable development mainly driven by accident and health business.

UK/Europe Casualty and Financial Lines

During 2018, we recognized $58 million of unfavorable prior year development in Europe Casualty and Financial Lines driven by greater frequency of large losses than expected.

During 2017, we recognized $507 million of unfavorable prior year development in UK/Europe Casualty and Financial Lines, net of external reinsurance, driven by continued higher than expected loss emergence.

268                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (dollars in millions)											December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2009	$1,825	$1,741	$1,721	$1,786	$1,822	$1,833	$1,841	$1,923	$1,957	$1,952	$(5)	$86	237,608
2010		1,421	1,376	1,383	1,403	1,330	1,365	1,330	1,399	1,404	5	66	275,528
2011			1,361	1,307	1,375	1,409	1,493	1,494	1,540	1,557	17	71	265,751
2012				1,183	1,153	1,108	1,172	1,209	1,185	1,245	60	78	219,045
2013					1,190	1,241	1,211	1,182	1,237	1,223	(14)	116	186,848
2014						1,262	1,247	1,279	1,289	1,242	(47)	252	177,454
2015							1,321	1,484	1,514	1,514	-	453	191,382
2016								1,538	1,686	1,754	68	565	227,036
2017									1,558	1,530	(28)	871	241,031
2018										1,518		1,118	212,169
Total										$14,939	$56
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(8,529)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2009, net of reinsurance										612	1
Unallocated loss adjustment expense prior year development											1
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$7,022	$58

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (dollars in millions)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	Unaudited
2009	$180	$430	$689	$924	$1,088	$1,220	$1,383	$1,519	$1,621	$1,680
2010		139	395	606	775	909	1,003	1,069	1,124	1,148
2011			133	362	543	779	923	1,063	1,177	1,242
2012				115	320	464	642	774	864	969
2013					100	363	525	676	823	954
2014						83	290	480	620	747
2015							83	285	501	671
2016								145	427	671
2017									108	322
2018										125
Total										$8,529

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

AIG | 2018 Form 10-K                          269

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Reserving Process and Methodology

UK/Europe is our largest non-U.S. region for Liability and Financial Lines.  UK/Europe Casualty and Financial Lines is composed of third-party coverages including general liability, auto liability, D&O, professional liability and various other lines of business throughout both the UK and Continental Europe. These lines of business are all long-tail in nature and while somewhat diverse in terms of exposures, these lines are often subject to similar trends. These lines are impacted by the underwriting cycle and external judicial trends. The largest share of business is in the UK, but significant business is also written in other European countries such as Germany, France, and Italy.

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

In general, the loss development for long-tail lines in UK/Europe has been more stable than the development in U.S. long-tail lines, although some underlying drivers have affected the results in a similar manner (e.g. the impact of the financial crisis in accident years 2008 and 2009).

Prior Year Development

During 2018, we recognized $58 million of unfavorable prior year development in UK/Europe Casualty and Financial Lines driven by increased large loss activity in recent accident years, particularly related to directors and officers class action suits against insureds with global exposure; and increased severity in excess casualty.

During 2017 we recognized $507 million of unfavorable prior year development in UK/Europe casualty and Financial Lines. We observed a significant increase in large claims activity across multiple segments, notably excess casualty business and D&O and professional liability coverages for financial institutions. This experience was spread across multiple accident years but had the largest impact on accident year 2016 and accident years 2008 and prior. We increased loss development assumptions for Financial Lines business in consideration of the increased loss activity experienced in older accident years and increased expected loss ratios for more recent accident years. For Casualty lines, we increased loadings for large losses, particularly in the more recent accident years. In addition, we increased our loss reserves as a result of the decision made by the U.K. Ministry of Justice to reduce the discount rate applied to lump-sum bodily injury payouts, known as the Ogden rate.

During 2016, we recognized $320 million of unfavorable prior year development. Within UK/Europe Financial Lines, we recognized $232 million of unfavorable development primarily from the D&O line in UK and Continental Europe as result of the unfavorable actual versus expected loss emergence in 2016 due to increased frequency and severity resulting from increasing litigation. In UK/Europe Casualty we recognized $123 million of unfavorable development primarily from the unexpected emergence of several large excess casualty claims. The actual versus expected loss emergence for UK/Europe Casualty and Financial Lines was more than expected.

UK/Europe Property and Special Risks

During 2018, we recognized $22 million of favorable prior year development in the UK/Europe Property and Special Risks segment, net of external reinsurance.

During 2017, we recognized $157 million of unfavorable prior year development in the UK/Europe Property and Special Risks segment, net of external reinsurance, driven primarily by unexpected development on large claims, primarily from accident years 2015 and 2016.

270                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (dollars in millions)											December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2009	$1,244	$1,090	$1,060	$1,009	$992	$986	$971	$973	$970	$950	$(20)	$4	46,280
2010		1,679	1,544	1,388	1,327	1,304	1,283	1,280	1,281	1,282	1	1	50,111
2011			1,416	1,339	1,225	1,191	1,161	1,150	1,151	1,145	(6)	8	50,560
2012				1,323	1,226	1,161	1,137	1,118	1,128	1,117	(11)	3	45,379
2013					1,460	1,450	1,340	1,320	1,310	1,304	(6)	(3)	44,711
2014						1,564	1,578	1,566	1,553	1,564	11	27	53,009
2015							1,729	1,685	1,698	1,676	(22)	40	58,471
2016								1,644	1,698	1,738	40	58	59,513
2017									1,923	1,913	(10)	148	54,052
2018										1,564		570	34,370
Total										$14,253	$(23)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(11,305)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2009, net of reinsurance										40	3
Unallocated loss adjustment expense prior year development											(2)
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$2,988	$(22)

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (dollars in millions)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	Unaudited
2009	$272	$624	$780	$854	$896	$910	$927	$931	$933	$935
2010		413	900	1,077	1,168	1,207	1,236	1,245	1,252	1,258
2011			339	778	969	1,045	1,068	1,085	1,094	1,101
2012				280	725	917	985	1,031	1,057	1,066
2013					334	839	1,079	1,158	1,209	1,229
2014						336	972	1,270	1,345	1,385
2015							402	1,035	1,335	1,449
2016								475	1,178	1,442
2017									396	1,098
2018										342
Total										$11,305

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

AIG | 2018 Form 10-K                          271

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Reserving Process and Methodology

UK/Europe Property products include commercial, industrial and energy-related property insurance products and services that cover exposures to manmade and natural disasters, including business interruption.  UK/Europe Special Risk products include aerospace, environmental, political risk, trade credit, surety and marine insurance, and various small and medium sized enterprises insurance lines.

We primarily segment our analysis by line of business. Additionally, we separately review various subsets, including hull, cargo, and liability for marine business, aviation and satellite for aerospace business, and various other specific programs and product lines.

Frequency/severity methods, loss development methods, and IBNR factor methods are used alone or in combination to set reserves for short-tail classes such as UK/Europe Property.

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

Prior Year Development

During 2018, we recognized $22 million of favorable prior year development in the Europe Property and Special Risks segment driven by favorable development across most accident years with some adverse development in accident years 2014 and 2016.

During 2017, we recognized $157 million of unfavorable prior year development, primarily from accident years 2015 and 2016. This was largely driven by large individual claim development in the property, aviation, marine, and trade credit lines of business.

During 2016, we recognized $11 million of unfavorable prior year development, primarily from the property segment.

UK/Europe and Japan Personal Insurance

During 2018, we recognized $116 million of favorable prior year development in UK/Europe and Japan Personal Insurance, net of external reinsurance.

During 2017, we recognized $58 million of favorable prior year development in UK/Europe and Japan Personal Insurance, net of external reinsurance, mainly due to accident and health business.

272                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (dollars in millions)											December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2009	$3,037	$2,979	$2,973	$2,992	$2,980	$2,976	$2,971	$2,972	$2,973	$2,971	$(2)	$2	1,606,155
2010		2,945	2,993	2,994	2,982	2,983	2,977	3,005	3,009	3,007	(2)	5	1,819,899
2011			3,241	3,301	3,267	3,269	3,258	3,262	3,261	3,261	-	5	1,777,851
2012				2,856	2,838	2,819	2,804	2,813	2,814	2,811	(3)	8	1,730,053
2013					2,705	2,706	2,671	2,672	2,669	2,663	(6)	12	1,736,129
2014						2,668	2,677	2,660	2,651	2,643	(8)	19	1,792,742
2015							2,738	2,714	2,702	2,694	(8)	38	1,771,419
2016								2,690	2,656	2,643	(13)	83	1,791,483
2017									2,631	2,548	(83)	170	1,691,824
2018										3,089		641	1,636,511
Total										$28,330	$(125)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(26,111)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2009, net of reinsurance										45	9
Unallocated loss adjustment expense prior year development											-
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$2,264	$(116)

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (dollars in millions)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	Unaudited
2009	$1,714	$2,491	$2,732	$2,840	$2,894	$2,923	$2,939	$2,951	$2,957	$2,959
2010		1,690	2,480	2,723	2,833	2,889	2,924	2,943	2,954	2,961
2011			1,971	2,766	2,999	3,111	3,174	3,203	3,219	3,228
2012				1,596	2,335	2,562	2,668	2,724	2,754	2,770
2013					1,483	2,217	2,432	2,537	2,593	2,623
2014						1,457	2,194	2,413	2,523	2,579
2015							1,478	2,235	2,456	2,574
2016								1,478	2,199	2,416
2017									1,446	2,156
2018										1,845
Total										$26,111

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

AIG | 2018 Form 10-K                          273

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Reserving Process and Methodology

UK/Europe and Japan Personal Insurance lines consist of accident and health and personal lines. Accident and health products include voluntary and sponsor-paid personal accident and supplemental health products for individuals, employees, associations and other organizations as well as a broad range of travel insurance products and services for leisure and business travelers. Personal lines include automobile and homeowners’ insurance, extended warranty, and consumer specialty products, such as identity theft and credit card protection. Personal lines are generally short-tail in nature.

We primarily segment our analysis by line of business (and by country for UK/Europe and Japan business) and may separately review various sub-segments, such as specific accident and health products and property damage versus liability for other personal lines products.

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

In general, development for UK/Europe and Japan Personal Insurance classes has been very stable, with only modest changes in the initial selected loss ratios for this business.

Prior Year Development

During 2018, we recognized $116 million of favorable prior year development in UK/Europe and Japan Personal Insurance due to favorable emergence on catastrophes, accident and health business, and personal auto business.

During 2017 and 2016, we recognized $58 million and $82 million of favorable development, respectively, mainly driven by the accident and health business.

U.S. Run-Off Long Tail Insurance Lines

During 2018, the U.S. Run-Off Long Tail Insurance Lines experienced favorable prior year development of $4 million, net of external reinsurance.

During 2017, the U.S. Run-Off Long Tail Insurance Lines experienced favorable prior year development of $30 million, net of external reinsurance, driven primarily by favorable asbestos development.

274                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (dollars in millions)											December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2009	$553	$532	$544	$579	$635	$602	$599	$580	$576	$584	$8	$76	16,251
2010		640	528	534	557	585	582	611	565	559	(6)	52	8,530
2011			534	542	576	641	676	685	700	687	(13)	83	7,816
2012				629	678	741	786	751	752	702	(50)	49	4,070
2013					482	533	589	570	528	511	(17)	51	2,547
2014						379	475	453	459	383	(76)	76	2,346
2015							439	523	550	503	(47)	85	2,357
2016								294	285	274	(11)	53	1,646
2017									197	238	41	147	640
2018										76		35	282
Total										$4,517	$(171)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(3,256)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2009, net of reinsurance										3,574	154
Unallocated loss adjustment expense prior year development											13
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$4,835	$(4)

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (dollars in millions)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	Unaudited
2009	$42	$134	$231	$286	$368	$409	$429	$447	$461	$472
2010		57	149	243	321	404	435	455	464	473
2011			21	140	259	385	449	532	549	559
2012				86	194	286	414	481	498	525
2013					87	154	261	321	368	390
2014						21	96	185	233	262
2015							35	132	238	320
2016								53	140	163
2017									13	59
2018										33
Total										$3,256

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

AIG | 2018 Form 10-K                          275

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

276                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Other Casualty Run-Off

As noted above, other legacy exposures include environmental impairment liability and related coverages, medical malpractice, workers’ compensation, and general liability.  Depending on the individual class or lines of business reviewed, either traditional methods (i.e. paid loss development, incurred loss development), non-traditional methods (such as paid survival ratio or IBNR-to-case ratio methods) or a combination of the two are used.  In addition, for some of the environmental impairment liability related coverage, approaches based on individual claim department estimates for large remediation sites are extensively included as part of the overall actuarial estimates for environmental impairment liability related exposures.

Prior Year Development

During 2018, the U.S. Run-Off Long Tail Insurance Lines recognized $4 million of favorable prior year development with adverse development on pre-1986 pollution business offset by favorable development in Excess Auto Liability, Environmental, and Healthcare Lines.

During 2017, the U.S. Run-Off long tail insurance lines recognized $30 million of favorable prior year development.

During 2016, the U.S. Run-Off long tail insurance lines recognized $390 million of unfavorable prior year development.

Asbestos and Environmental (1986 and prior)

In 2018, we recognized no change on the retained portion of asbestos claims. The development on the portion of the asbestos business ceded to NICO was unfavorable by $96 million on a gross basis, but had no net impact. For environmental, we recognized $150 million in unfavorable prior year development as a result of adverse claim emergence and top-down actuarial analyses performed during the year.

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

Excess Workers’ Compensation

We did not recognize any material development in this segment during 2018, 2017 or 2016.  The proactive management of settlement negotiations and other claims mitigation strategies minimized the volatility observed during this period.

AIG | 2018 Form 10-K                          277

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Other Casualty Run-Off

During 2018, prior year development was favorable by $154 million driven by favorable emergence on runoff excess trucking, Environmental and Healthcare segments and other runoff lines.

In 2017, the net prior year development for the remaining legacy was favorable by $15 million. We experienced favorable development on runoff medical malpractice and environmental impairment liability business, which was partially offset by net unfavorable development on other casualty segments.

We increased the reserves for these coverages by $190 million during 2016 to reflect updated assumptions about future loss development. The increase was driven by runoff public entity business where we reacted to the adverse emergence over the last year by increasing our loss development factors to reflect the portfolio’s experience especially in the loss tail instead of relying on the overall excess casualty loss development factors.

The table below presents the reconciliation of change in net ultimates from tables above to prior year development for the year ended December 31, 2018:

	Change in Loss and Loss Adjustment Expenses Net Ultimate(a)	Re-Attribution of ADC Recovery(b)	Amortization of Deferred Gain at Inception	Prior Year Development

(in millions)
U.S. Workers' Compensation	$(498)	$589	$(73)	$18
U.S. Excess Casualty	762	(370)	(56)	336
U.S. Other Casualty	58	(26)	(51)	(19)
U.S. Financial Lines	355	(109)	(37)	209
U.S. Property and Special risks	(401)	(69)	(13)	(483)
U.S. Personal Insurance	264	(14)	(2)	248
UK/Europe Casualty and Financial lines	63	-	-	63
UK/Europe Property and Special risks	(24)	-	-	(24)
UK/Europe and Japan Personal Insurance	(116)	-	-	(116)
U.S. Run-Off Long Tail Insurance Lines	(4)	-	-	(4)
Other product lines	136	(1)	(1)	134
Subtotal, adjusted pre-tax basis	$595	$-	$(233)	$362

Remove benefit of Retroactive Reinsurance
Amortization of deferred gain at inception				233
Prior year development ceded under the Asbestos LPT				96
Prior year development ceded under the ADC				738
Total, prior years, excluding discount and amortization of deferred gain				$1,429

(a)   Change in net ultimate loss and LAE excludes the portion of prior year development for which we have ceded to the Asbestos Loss Portfolio Transfer (LPT) and the Adverse Development Cover (ADC), both of which are provided by NICO and are considered retroactive reinsurance under US GAAP.  Amounts shown exclude $30 million of pre-acquisition prior year development from Validus.  Validus' pre-acquisition development is included in the 10-year triangles shown above but is not included in AIG's financial results.

(b)   Reattribution of the ADC recovery takes place annually as we model the future payments on the subject reserves covered by the ADC to determine when the aggregate payments will exceed the attachment.  ADC recoverables are then reallocated by line based on payments expected to be made after attachment point is exceeded.

278                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Prior Year Development before 2009

The previous development tables include only accident years 2009 to 2018.  The following table summarizes (favorable) unfavorable development, of incurred losses and loss adjustment expenses for accident year 2008 and prior by operating segment and major class of business:

Years Ended December 31,
(in millions)	2018	2017	2016
2008 and prior accident year development, excluding the impact of
Adverse Development Reinsurance Agreement, by major class of of business and driver of development:
U.S. Workers' compensation (before discount)	$153	$(7)	$1,164
U.S. Excess casualty	537	164	72
U.S. Other casualty	129	(8)	398
U.S. Financial lines	(1)	(34)	54
U.S. Property and Special risks	39	11	6
U.S. Personal Insurance	2	9	(16)
UK/Europe Casualty and Financial lines	1	169	(9)
UK/Europe Property and Special risks	3	(6)	(1)
UK/Europe and Japan Personal Insurance	9	3	(4)
U.S. Run-Off Long Tail Insurance lines (before discount)	154	(44)	372
All Other including unallocated loss adjustment expenses	137	178	(7)
Total prior year unfavorable development	$1,163	$435	$2,029

Claims Payout Patterns

The following table presents the historical average annual percentage claims payout on an accident year basis at the same level of disaggregation as presented in the claims development table.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
U.S. Workers' compensation	13.9%	17.3%	12.4%	8.9%	7.3%	5.0%	3.7%	2.7%	2.1%	2.4%
U.S. Excess casualty	0.5	6.4	11.3	13.9	12.1	11.2	8.7	10.5	2.6	6.1
U.S. Other casualty	9.6	15.8	15.7	15.0	12.1	8.4	5.9	5.8	2.2	0.8
U.S. Financial lines	4.3	17.8	21.4	16.8	13.6	8.7	5.4	3.5	2.1	1.6
U.S. Property and Special risks	29.5	33.6	13.3	8.3	5.4	3.7	1.5	1.1	0.7	0.2
U.S. Personal Insurance	58.6	28.9	3.8	2.1	1.3	0.5	0.3	0.2	0.1	0.1
UK/Europe Casualty and Financial lines	8.1	16.0	13.5	12.6	10.0	8.1	7.2	5.0	3.5	3.0
UK/Europe Property and Special risks	25.7	38.6	16.8	6.5	3.3	1.8	1.0	0.5	0.3	0.2
UK/Europe and Japan Personal Insurance	56.9	26.9	8.0	3.9	2.0	1.0	0.6	0.3	0.2	0.1
U.S. Run-Off Long Tail Insurance lines	13.0	18.7	17.2	14.3	10.8	6.3	3.4	2.0	2.0	1.9

AIG | 2018 Form 10-K                          279

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

Discounting of Loss Reserves

At December 31, 2018, the loss reserves reflect a net loss reserve discount of $2.0 billion, including tabular and non-tabular calculations based upon the following assumptions:

Certain asbestos claims are discounted when allowed by the regulator and when payments are fixed and determinable, based on the investment yields of the companies and the payout pattern for the claims. At December 31, 2016, the discount for asbestos reserves was amortized.

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

The discount consists of $603 million of tabular discount and $1.4 billion of non-tabular discount for workers’ compensation for 2018. During the years ended December 31, 2018, 2017, and 2016 the benefit/(charge) from changes in discount of $371 million, ($187) million and $422 million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Condensed Consolidated Statement of Income.

The following table presents the components of the loss reserve discount discussed above:

	December 31, 2018			December 31, 2017
	North America			North America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
U.S. workers' compensation	$2,782	$973	$3,755	$2,465	$918	$3,383
Retroactive reinsurance	(1,720)	-	(1,720)	(1,539)	-	(1,539)
Total reserve discount*	$1,062	$973	$2,035	$926	$918	$1,844

* Excludes $163 million and $173 million of discount related to certain long tail liabilities in the United Kingdom at December 31, 2018 and 2017, respectively.

The following table presents the net loss reserve discount benefit (charge):

Years Ended December 31,	2018			2017			2016
	North			North			North
	America			America			America
	Commercial	Legacy		Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total	Insurance	Portfolio	Total
Current accident year	$119	$-	$119	$114	$-	$114	$177	$-	$177
Accretion and other
adjustments to prior
year discount	(108)	(58)	(166)	(186)	(44)	(230)	287	64	351
Effect of interest rate
changes	305	113	418	(46)	(25)	(71)	(58)	(48)	(106)
Net reserve discount
benefit (charge)	316	55	371	(118)	(69)	(187)	406	16	422
Change in discount on loss
reserves ceded under
retroactive reinsurance	(180)	-	(180)	(1,539)	-	(1,539)	-	-	-
Net change in total
reserve discount*	136	55	191	(1,657)	(69)	(1,726)	406	16	422

*   Excludes $(9) million and $8 million of discount related to certain long tail liabilities in the United Kingdom at December 31, 2018 and 2017, respectively.

280                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

During 2018, effective interest rates increased due to an increase in the forward yield curve component of the discount rates reflecting an incline in U.S. Treasury rates along with the changes in payout pattern assumptions. This resulted in an increase in the loss reserve discount by $418 million in 2018.

During 2017 and 2016, effective interest rates declined due to a decrease in the forward yield curve component of the discount rates reflecting a decline in U.S. Treasury rates along with the changes in payout pattern assumptions. This resulted in a decrease in the loss reserve discount by $71 million in 2017 and $106 million in 2016.

Future Policy Benefits

Future policy benefits primarily include reserves for traditional life and annuity payout contracts, which represent an estimate of the present value of future benefits less the present value of future net premiums. Included in Future policy benefits are liabilities for annuities issued in structured settlement arrangements whereby a claimant has agreed to settle a general insurance claim in exchange for fixed payments over a fixed determinable period of time with a life contingency feature. In addition, reserves for contracts in loss recognition are adjusted to reflect the effect of unrealized gains on fixed maturity securities available for sale and prior to 2018, equity securities at fair value, with related changes recognized through Other comprehensive income.

Future policy benefits also include certain guaranteed benefits of variable annuity products that are not considered embedded derivatives, primarily guaranteed minimum death benefits.

For additional information on guaranteed minimum death benefits see Note 14.

The liability for long-duration future policy benefits has been established including assumptions for interest rates which vary by year of issuance and product, and range from approximately 0.1 percent to 14.6 percent. Mortality and surrender rate assumptions are generally based on actual experience when the liability is established.

Policyholder Contract Deposits

The liability for Policyholder contract deposits is primarily recorded at accumulated value (deposits received and net transfers from separate accounts, plus accrued interest credited at rates ranging from 0.3 percent to 10.0 percent at December 31, 2018, less withdrawals and assessed fees). Deposits collected on investment-oriented products are not reflected as revenues, because they are recorded directly to Policyholder contract deposits upon receipt.  Amounts assessed against the contract holders for mortality, administrative, and other services are included in revenues.

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

For universal life policies with secondary guarantees, we recognize certain liabilities in addition to policyholder account balances.  For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract.  For universal life policies without secondary guarantees, for which profits followed by losses are first expected after contract inception, we establish a liability, in addition to policyholder account balances, so that expected future losses are recognized in proportion to the emergence of profits in the earlier (profitable) years.  Universal life account balances as well as these additional liabilities related to universal life products are reported within Policyholder contract deposits in the Consolidated Balance Sheet. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale and prior to 2018, equity securities at fair value on accumulated assessments, with related changes recognized through Other comprehensive income.

Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by GICs issued to the trust by one of our Life and Retirement companies through our Institutional Markets business.

AIG | 2018 Form 10-K                          281

ITEM 8 |  Notes to Consolidated Financial Statements |  13. Insurance Liabilities

The following table presents Policyholder contract deposits by product line:

At December 31,
(in millions)	2018	2017
Policyholder contract deposits:
Fixed Annuities	$49,695	$49,979
Group Retirement	41,212	40,422
Life Insurance	12,829	12,448
Variable and Index Annuities	24,378	19,690
Institutional Markets	9,497	8,077
Legacy Portfolio	4,651	4,986
Total Policyholder contract deposits	$142,262	$135,602

Other Policyholder Funds

Other policyholder funds include unearned revenue reserves (URR). URR consist of front-end loads on investment-oriented contracts, representing those policy loads that are non-level and typically higher in initial policy years than in later policy years. URR for investment-oriented contracts are generally deferred and amortized, with interest, in relation to the incidence of estimated gross profits (EGPs) to be realized over the estimated lives of the contracts and are subject to the same adjustments due to changes in the assumptions underlying EGPs as DAC.  Amortization of URR is recorded in Policy fees. Similar to Shadow DAC, URR related to investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale and also, prior to 2018, equity securities at fair value on estimated gross profits, with related changes recognized through Other comprehensive income (shadow URR).

Other policyholder funds also include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Participating life business represented approximately 1.7 percent of gross insurance in force at December 31, 2018 and 2.4 percent of gross domestic premiums and other considerations in 2018. The amount of annual dividends to be paid is approved locally by the boards of directors of the Life and Retirement companies. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations. The portions of current and prior net income and of current unrealized appreciation of investments that can inure to our benefit are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.

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

282                             AIG | 2018 Form 10-K

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

Policy values for variable products and investment contracts are expressed in terms of investment units. Each unit is linked to an asset portfolio. The value of a unit increases or decreases based on the value of the linked asset portfolio. The current liability at any time is the sum of the current unit value of all investment units in the separate accounts, plus any liabilities for guaranteed minimum death benefits (GMDB) or guaranteed minimum withdrawal benefits (GMWB) included in Future policy benefits or Policyholder contract deposits, respectively.

Amounts assessed against the contract holders for mortality, administrative and other services are included in revenue. Net investment income, net investment gains and losses, changes in fair value of assets, and policyholder account deposits and withdrawals related to separate accounts are excluded from the Consolidated Statements of Income, Comprehensive Income (Loss) and Cash Flows.

Variable annuity contracts may include certain contractually guaranteed benefits to the contract holder. These guaranteed features include GMDB that are payable in the event of death, and living benefits that are payable in the event of annuitization, or, in other instances, at specified dates during the accumulation period. Living benefits primarily include GMWB. A variable annuity contract may include more than one type of guaranteed benefit feature; for example, it may have both a GMDB and a GMWB. However, a policyholder can only receive payout from one guaranteed feature on a contract containing a death benefit and a living benefit, i.e. the features are mutually exclusive (except a surviving spouse who has a rider to potentially collect both a GMDB upon their spouse’s death and a GMWB during their lifetime). A policyholder cannot purchase more than one living benefit on one contract.  The net amount at risk for each feature is calculated irrespective of the existence of other features; as a result, the net amount at risk for each feature is not additive to that of other features.

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

At December 31,
(in millions)	2018	2017
Equity funds	$43,059	$48,594
Bond funds	7,231	7,793
Balanced funds	24,100	27,656
Money market funds	787	730
Total	$75,177	$84,773

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

AIG | 2018 Form 10-K                          283

ITEM 8 |  Notes to Consolidated Financial Statements |  14. Variable Life and Annuity Contracts

The following table presents details concerning our GMDB exposures, by benefit type:

At December 31,	2018		2017
	Net Deposits		Net Deposits
	Plus a Minimum	Highest Contract	Plus a Minimum	Highest Contract
(dollars in billions)	Return	Value Attained	Return	Value Attained
Account value	$89	$15	$99	$17
Net amount at risk	1	1	1	-
Average attained age of contract holders by product	63	68	63	68
Range of guaranteed minimum return rates	0-4.5%		0%-4.5%

The following summarizes GMDB liability related to variable annuity contracts, excluding assumed reinsurance:

Years Ended December 31,
(in millions)	2018	2017	2016
Balance, beginning of year	$352	$402	$491
Reserve increase (decrease)	93	(14)	(32)
Benefits paid	(43)	(42)	(57)
Changes in reserves related to unrealized appreciation of investments	(5)	6	-
Balance, end of year	$397	$352	$402

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

The liabilities for GMWB, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in Other net realized capital gains (losses). The fair value of these embedded derivatives was a net liability of $1.9 billion and $2.0 billion at December 31, 2018 and 2017, respectively.

For a discussion of the fair value measurement of guaranteed benefits that are accounted for as embedded derivatives see Note 5.

We had account values subject to GMWB that totaled $41 billion and $45 billion at December 31, 2018 and 2017, respectively. The net amount at risk for GMWB represents the present value of minimum guaranteed withdrawal payments, in accordance with contract terms, in excess of account value, assuming no lapses. The net amount at risk related to the GMWB guarantees was $215 million and $450 million at December 31, 2018 and 2017, respectively. We use derivative instruments and other financial instruments to mitigate a portion of our exposure that arises from GMWB benefits.

284                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  15. Debt

15. Debt

Our long-term debt is denominated in various currencies, with both fixed and variable interest rates. Long-term debt is carried at the principal amount borrowed, including unamortized discounts, hedge accounting valuation adjustments and fair value adjustments, when applicable.

The following table lists our total debt outstanding at December 31, 2018 and 2017. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2018, including fixed and variable-rates:

			Balance at	Balance at
At December 31, 2018	Range of	Maturity	December 31,	December 31,
(in millions)	Interest Rate(s)	Date(s)	2018	2017
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	0% - 8.13%	2019 - 2097	$20,853	$20,339
Junior subordinated debt	4.88% - 8.63%	2037 - 2058	1,548	841
AIG Japan Holdings Kabushiki Kaisha	0.28% - 0.44%	2020 - 2021	331	334
Validus notes and bonds payable	8.88%	2040	359	-
AIGLH notes and bonds payable	6.63% - 7.50%	2025 - 2029	282	281
AIGLH junior subordinated debt	7.57% - 8.50%	2030 - 2046	361	361
Total AIG general borrowings			23,734	22,156
AIG borrowings supported by assets:(a)
MIP notes payable			-	356
Series AIGFP matched notes and bonds payable	2.69% - 2.75%	2046 - 2047	21	21
GIAs, at fair value	0.5% - 7.62%	2019 - 2053	2,164	2,707
Notes and bonds payable, at fair value	0.5% - 9.97%	2030 - 2040	49	181
Total AIG borrowings supported by assets			2,234	3,265
Total debt issued or guaranteed by AIG			25,968	25,421
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans and
mortgages payable	2.68% - 4.73%	2019 - 2024	168	190
Debt of consolidated investments(b)	0% - 10.3%	2019 - 2067	8,404	6,029
Total debt not guaranteed by AIG			8,572	6,219
Total long term debt			$34,540	$31,640

(a) AIG Parent guarantees all such debt, except for MIP notes payable and Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.5 billion and $2.0 billion at December 31, 2018 and December 31, 2017, respectively.  This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  At December 31, 2018, includes debt of consolidated investment vehicles related to real estate investments of $3.7 billion, affordable housing partnership investments of $1.8 billion and other securitization vehicles of $2.9 billion. At December 31, 2017, includes debt of consolidated investment vehicles related to real estate investments of $2.5 billion, affordable housing partnership investments of $1.8 billion and other securitization vehicles of $1.7 billion.

AIG | 2018 Form 10-K                          285

ITEM 8 |  Notes to Consolidated Financial Statements |  15. Debt

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $8.4 billion of debt of consolidated investments:

December 31, 2018		Year Ending
(in millions)	Total	2019	2020	2021	2022	2023	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,853	$999	$1,344	$1,497	$1,509	$1,599	$13,905
Junior subordinated debt	1,548	-	-	-	-	-	1,548
AIG Japan Holdings Kabushiki Kaisha	331	-	114	217	-	-	-
Validus notes and bonds payable	359	-	-	-	-	-	359
AIGLH notes and bonds payable	282	-	-	-	-	-	282
AIGLH junior subordinated debt	361	-	-	-	-	-	361
Total AIG general borrowings	23,734	999	1,458	1,714	1,509	1,599	16,455
AIG borrowings supported by assets:
MIP notes payable	-	-	-	-	-	-	-
Series AIGFP matched notes and
bonds payable	21	-	-	-	-	-	21
GIAs, at fair value	2,164	272	31	157	48	115	1,541
Notes and bonds payable, at fair value	49	-	-	-	-	-	49
Total AIG borrowings supported by assets	2,234	272	31	157	48	115	1,611
Total debt issued or guaranteed by AIG	25,968	1,271	1,489	1,871	1,557	1,714	18,066
Other subsidiaries notes, bonds, loans
and mortgages payable	168	117	1	42	1	1	6
Total	$26,136	$1,388	$1,490	$1,913	$1,558	$1,715	$18,072

Uncollateralized and collateralized notes, bonds, loans and mortgages payable consisted of the following:

	Uncollateralized	Collateralized
At December 31, 2018	Notes/Bonds/Loans	Loans and
(in millions)	Payable	Mortgages Payable	Total
AIG general borrowings	$331	$-	$331
Other subsidiaries notes, bonds, loans and mortgages payable*	2	166	168
Total	$333	$166	$499

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

On July 11, 2013, the AIGLH junior subordinated debentures were distributed to holders of the capital securities, the capital securities were cancelled and the trusts were dissolved. At December 31, 2018, the junior subordinated debentures outstanding consisted of $113 million of 8.5 percent junior subordinated debentures due July 2030, $211 million of 8.125 percent junior subordinated debentures due March 2046 and $37 million of 7.57 percent junior subordinated debentures due December 2045, each guaranteed by AIG Parent.

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

At December 31, 2018		Available		Effective
(in millions)	Size	Amount	Expiration	Date
Syndicated Credit Facility	$4,500	$4,500	June 2022	6/27/2017

286                             AIG | 2018 Form 10-K

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

Commitments

We lease office space and equipment in various locations across jurisdictions in which the Company operates. Rent expense was $283 million, $269 million and $331 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table presents the future minimum lease payments under operating leases at December 31, 2018:

(in millions)
2019	$249
2020	185
2021	121
2022	87
2023	63
Remaining years after 2023	182
Total	$887

AIG | 2018 Form 10-K                          287

ITEM 8 |  Notes to Consolidated Financial Statements |  16. Contingencies, Commitments and Guarantees

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $6.0 billion at December 31, 2018.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at December 31, 2018 was $85 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

•      For additional disclosures about guarantees of outstanding debt of AIG Life Holdings, Inc. (AIGLH), see Note 25 to the Consolidated Financial Statements.

288                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  17. Equity

17. Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Year Ended December 31, 2016
Shares, beginning of year	1,906,671,492	(712,754,875)	1,193,916,617
Shares issued	-	2,069,110	2,069,110
Shares repurchased	-	(200,649,886)	(200,649,886)
Shares, end of year	1,906,671,492	(911,335,651)	995,335,841
Year Ended December 31, 2017
Shares, beginning of year	1,906,671,492	(911,335,651)	995,335,841
Shares issued	-	3,386,462	3,386,462
Shares repurchased	-	(99,677,646)	(99,677,646)
Shares, end of year	1,906,671,492	(1,007,626,835)	899,044,657
Year Ended December 31, 2018
Shares, beginning of year	1,906,671,492	(1,007,626,835)	899,044,657
Shares issued	-	4,091,922	4,091,922
Shares repurchased	-	(36,527,150)	(36,527,150)
Shares, end of year	1,906,671,492	(1,040,062,063)	866,609,429

AIG | 2018 Form 10-K                          289

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

The following table presents declaration date, record date, payment date and dividends paid per share on AIG Common Stock:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Share
October 31, 2018	December 12, 2018	December 26, 2018	$0.32
August 2, 2018	September 17, 2018	September 28, 2018	0.32
May 2, 2018	June 14, 2018	June 28, 2018	0.32
February 8, 2018	March 15, 2018	March 29, 2018	0.32

November 2, 2017	December 8, 2017	December 22, 2017	0.32
August 2, 2017	September 15, 2017	September 29, 2017	0.32
May 3, 2017	June 14, 2017	June 28, 2017	0.32
February 14, 2017	March 15, 2017	March 29, 2017	0.32

November 2, 2016	December 8, 2016	December 22, 2016	0.32
August 2, 2016	September 15, 2016	September 29, 2016	0.32
May 2, 2016	June 13, 2016	June 27, 2016	0.32
February 11, 2016	March 14, 2016	March 28, 2016	0.32

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock and warrants to purchase shares of AIG Common Stock:

Years Ended December 31,
(in millions)	2018	2017	2016
Aggregate repurchases of common stock	$1,739	$6,275	$11,460
Total number of common shares repurchased	37	100	201
Aggregate repurchases of warrants	$11	$3	$309
Total number of warrants repurchased*	1	-	17

*    In 2017, we repurchased 185,000 warrants to purchase shares of AIG Common Stock.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On May 3, 2017, our Board of Directors authorized an increase of $2.5 billion to its previous share repurchase authorization.  As of December 31, 2018, approximately $512 million remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

The timing of any future repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors.

290                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  17. Equity

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, January 1, 2016, net of tax	$696	$5,566	$(2,879)	$(846)	$-	$2,537
Change in unrealized appreciation (depreciation)
of investments	(326)	931	-	-	-	605
Change in deferred policy acquisition costs
adjustment and other	(19)	286	-	-	-	267
Change in future policy benefits	-	(676)	-	-	-	(676)
Change in foreign currency translation adjustments	-	-	93	-	-	93
Change in net actuarial loss	-	-	-	(151)	-	(151)
Change in prior service credit	-	-	-	(22)	-	(22)
Change in deferred tax asset	75	298	157	47	-	577
Total other comprehensive income (loss)	(270)	839	250	(126)	-	693
Noncontrolling interests	-	-	-	-	-	-
Balance, December 31, 2016, net of tax	$426	$6,405	$(2,629)	$(972)	$-	$3,230
Change in unrealized appreciation
of investments	394	3,668	-	-	-	4,062
Change in deferred policy acquisition costs
adjustment and other*	23	(1,282)	-	-	-	(1,259)
Change in future policy benefits	-	(1,102)	-	-	-	(1,102)
Change in foreign currency translation adjustments	-	-	547	-	-	547
Change in net actuarial gain	-	-	-	110	-	110
Change in prior service cost	-	-	-	9	-	9
Change in deferred tax asset (liability)	(50)	4	(8)	(78)	-	(132)
Total other comprehensive income	367	1,288	539	41	-	2,235
Noncontrolling interests	-	-	-	-	-	-
Balance, December 31, 2017, net of tax	$793	$7,693	$(2,090)	$(931)	$-	$5,465
Cumulative effect of change in
accounting principles	169	(285)	(284)	(183)	7	(576)
Change in unrealized depreciation
of investments	(1,320)	(8,688)	-	-	-	(10,008)
Change in deferred policy acquisition costs
adjustment and other	(57)	1,300	-	-	-	1,243
Change in future policy benefits	-	1,711	-	-	-	1,711
Change in foreign currency translation adjustments	-	-	(314)	-	-	(314)
Change in net actuarial loss	-	-	-	(23)	-	(23)
Change in prior service credit	-	-	-	(4)	-	(4)
Change in deferred tax asset (liability)	377	702	(35)	55	-	1,099
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	3	3
Total other comprehensive income (loss)	(1,000)	(4,975)	(349)	28	3	(6,293)
Noncontrolling interests	-	7	2	-	-	9
Balance, December 31, 2018, net of tax	$(38)	$2,426	$(2,725)	$(1,086)	$10	$(1,413)

*   Includes net unrealized gains attributable to businesses held for sale.

AIG | 2018 Form 10-K                          291

ITEM 8 |  Notes to Consolidated Financial Statements |  17. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2018, 2017 and 2016:

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
December 31, 2016
Unrealized change arising during period	$(222)	$1,769	$93	$(344)	$-	$1,296
Less: Reclassification adjustments
included in net income	123	1,228	-	(171)	-	1,180
Total other comprehensive income (loss),
before income tax benefit	(345)	541	93	(173)	-	116
Less: Income tax benefit	(75)	(298)	(157)	(47)	-	(577)
Total other comprehensive income (loss),
net of income tax benefit	$(270)	$839	$250	$(126)	$-	$693

December 31, 2017
Unrealized change arising during period	$467	$2,052	$547	$24	$-	$3,090
Less: Reclassification adjustments
included in net income	50	768	-	(95)	-	723
Total other comprehensive income,
before income tax expense	417	1,284	547	119	-	2,367
Less: Income tax expense (benefit)	50	(4)	8	78	-	132
Total other comprehensive income,
net of income tax expense (benefit)	$367	$1,288	$539	$41	$-	$2,235

December 31, 2018
Unrealized change arising during period	$(1,372)	$(5,811)	$(314)	$(61)	$3	$(7,555)
Less: Reclassification adjustments
included in net income	5	(134)	-	(34)	-	(163)
Total other comprehensive income (loss),
before income tax benefit	(1,377)	(5,677)	(314)	(27)	3	(7,392)
Less: Income tax expense (benefit)	(377)	(702)	35	(55)	-	(1,099)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(1,000)	$(4,975)	$(349)	$28	$3	$(6,293)

292                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  17. Equity

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Consolidated Statements of Income:

	Amount Reclassified
	from Accumulated Other
Years Ended December 31,	Comprehensive Income			Affected Line Item in the
(in millions)	2018	2017	2016	Consolidated Statements of Income
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$5	$50	$123	Other realized capital gains
Total	5	50	123
Unrealized appreciation (depreciation) of all other investments
Investments	(134)	463	935	Other realized capital gains
Deferred acquisition costs adjustment	-	305	293	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	-	Policyholder benefits and losses incurred
Total	(134)	768	1,228
Change in retirement plan liabilities adjustment
Prior-service credit	1	5	15	*
Actuarial losses	(35)	(100)	(186)	*
Total	(34)	(95)	(171)
Total reclassifications for the year	$(163)	$723	$1,180

*   These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 21 to the Consolidated Financial Statements.

AIG | 2018 Form 10-K                          293

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

The following table presents the computation of basic and diluted EPS:

Years Ended December 31,
(dollars in millions, except per share data)	2018	2017	2016
Numerator for EPS:
Income (loss) from continuing operations	$103	$(6,060)	$(259)
Less: Net income from continuing operations attributable to noncontrolling interests	67	28	500
Income (loss) attributable to AIG common shareholders from continuing operations	36	(6,088)	(759)
Income (loss) from discontinued operations, net of income tax expense	(42)	4	(90)
Net loss attributable to AIG common shareholders	$(6)	$(6,084)	$(849)
Denominator for EPS:
Weighted average shares outstanding — basic	898,405,537	930,561,286	1,091,085,131
Dilutive shares	11,735,705	-	-
Weighted average shares outstanding — diluted(a)(b)	910,141,242	930,561,286	1,091,085,131
Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$0.04	$(6.54)	$(0.70)
Loss from discontinued operations	$(0.05)	$-	$(0.08)
Loss attributable to AIG	$(0.01)	$(6.54)	$(0.78)
Diluted:
Income (loss) from continuing operations	$0.04	$(6.54)	$(0.70)
Loss from discontinued operations	$(0.05)	$-	$(0.08)
Loss attributable to AIG	$(0.01)	$(6.54)	$(0.78)

(a)  Shares in the diluted EPS calculation represent basic shares for 2017 and 2016 due to the net losses in those periods. The shares excluded from the calculation were 22,412,682 shares and 30,326,772 shares for the years ended December 31, 2017 and 2016, respectively.

(b)  Dilutive shares included our share-based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011.  The number of shares excluded from diluted shares outstanding were 19.6 million, 1.7 million and 0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

294                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  19. Statutory Financial Data and Restrictions

19. Statutory Financial Data and Restrictions

The following table presents statutory net income (loss) and capital and surplus for our General Insurance companies and our Life and Retirement companies in accordance with statutory accounting practices:

(in millions)	2018	2017	2016
Years Ended December 31,
Statutory net income (loss)(a)(b):
General Insurance companies:
Domestic	$(1,138)	$(978)	$260
Foreign	(348)	(318)	(1,326)
Total General Insurance companies	$(1,486)	$(1,296)	$(1,066)
Life and Retirement companies:
Domestic	$673	$1,066	$2,252
Foreign	(596)	21	47
Total Life and Retirement companies	$77	$1,087	$2,299
At December 31,
Statutory capital and surplus(a)(b):
General Insurance companies:
Domestic	$18,172	$20,938
Foreign	16,447	11,721
Total General Insurance companies	$34,619	$32,659
Life and Retirement companies:
Domestic	$9,477	$12,149
Foreign	1,744	446
Total Life and Retirement companies	$11,221	$12,595
Aggregate minimum required statutory capital and surplus:
General Insurance companies:
Domestic	$4,307	$5,134
Foreign	9,065	6,301
Total General Insurance companies	$13,372	$11,435
Life and Retirement companies:
Domestic	$3,197	$3,146
Foreign	1,338	121
Total Life and Retirement companies	$4,535	$3,267

(a)  Excludes discontinued operations and other divested businesses. Statutory capital and surplus and net income (loss) with respect to foreign operations are as of November 30.

(b)  In aggregate, the 2017 General Insurance companies and Life and Retirement companies statutory net income increased by $207 million and the 2017 General Insurance companies and Life and Retirement companies statutory capital and surplus decreased by $273 million, compared to the amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017, due to finalization of statutory filings.

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

For domestic insurance subsidiaries, aggregate minimum required statutory capital and surplus is based on the greater of the RBC level that would trigger regulatory action or minimum requirements per state insurance regulation. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the U.S., and can vary significantly by jurisdiction. At both December 31, 2018 and 2017, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.

AIG | 2018 Form 10-K                          295

ITEM 8 |  Notes to Consolidated Financial Statements |  19. Statutory Financial Data and Restrictions

At December 31, 2018 and 2017, our domestic insurance subsidiaries used the following permitted practices that resulted in reported statutory surplus or risk-based capital that is significantly different from the statutory surplus or risk based capital that would have been reported had NAIC statutory accounting practices or the prescribed regulatory accounting practices of their respective state regulator been followed in all respects:

•      In 2015, a domestic life insurance subsidiary domiciled in Texas adopted a permitted statutory accounting practice to report derivatives used to hedge interest rate risk on product-related embedded derivatives at amortized cost instead of fair value. In 2018, the permitted practice was expanded to include additional derivative instruments utilized for the same purpose and to also include an additional domestic life insurance subsidiary domiciled in Texas. This permitted practice resulted in an increase in the statutory surplus of our subsidiaries of $438 million and $407 million at December 31, 2018 and 2017, respectively.

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

Largely as a result of these restrictions, approximately $41.6 billion of the statutory capital and surplus of our consolidated insurance subsidiaries were restricted from transfer to AIG Parent without prior approval of state insurance regulators at December 31, 2018.

To our knowledge, no AIG insurance company is currently on any regulatory or similar “watch list” with regard to solvency.

296                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  19. Statutory Financial Data and Restrictions

Parent Company Dividend Restrictions

At December 31, 2018, our ability to pay dividends is not subject to any significant contractual restrictions, but remains subject to regulatory restrictions.

For additional information about our ability to pay dividends to our shareholders see Note 17 herein.

20. Share-Based Compensation Plans

The following table presents our total share‑based compensation expense:

Years Ended December 31,
(in millions)	2018	2017	2016
Share-based compensation expense - pre-tax(a)	$337	$353	$237
Share-based compensation expense - after tax(b)	266	229	154

(a)  We recognized $48 million, $141 million and $105 million for immediately vested stock-settled awards issued to retirement eligible employees in 2018, 2017 and 2016, on their respective grant dates. It is our policy to reverse compensation expense for forfeited awards when they occur.

(b)  We also recognized $9 million of excess tax benefits due to share settlements occurring in 2018.

Employee Plans

The Company sponsors several stock compensation programs under the AIG Long Term Incentive Plan and its predecessor plan, the AIG 2013 Long Term Incentive Plan (each as applicable, the LTIP), which are governed by the AIG 2013 Omnibus Incentive Plan (Omnibus Plan). Our share-settled awards are settled with previously acquired shares held in AIG’s treasury.

AIG 2013 Omnibus Incentive Plan

The Omnibus Plan, which replaced the AIG 2010 Stock Incentive Plan (2010 Plan), was adopted at the 2013 Annual Meeting of Shareholders and provides for the grants of share-based awards to our employees and non-employee directors.  The total number of shares that may be granted under the Omnibus Plan (the reserve) is the sum of 1) 45 million shares of AIG Common Stock, plus 2) the number of authorized shares that remained available for issuance under the 2010 Plan when the Omnibus Plan became effective, plus 3) the number of shares of AIG Common Stock relating to outstanding awards under the 2010 Plan at the time the Omnibus Plan became effective that subsequently are forfeited, expired, terminated or otherwise lapse or are settled in cash.  Each share-based unit granted under the Omnibus Plan reduces the number of shares available for future grants by one share.  However, shares with respect to awards that are forfeited, expired or settled for cash, and shares withheld for taxes on awards (other than options and stock appreciation rights awards) are returned to the reserve.

During 2018, performance share units (PSUs), restricted stock units (RSUs), stock options and deferred stock units (DSUs) (collectively, units) were granted under the Omnibus Plan and  37,211,710 shares are available for future grants as of December 31, 2018.  Units are issued to employees as part of our long-term incentive program, generally in March of any given year, and are also issued for off-cycle grants, which are made from time to time during the year generally as sign-on awards to new hires or as a result of a change in employee status.

AIG Long Term Incentive Plan

LTI Awards

The LTIP provides for an annual award to certain employees, including our senior executive officers and other highly compensated employees that may be comprised of PSUs, RSUs and/or stock options.

The number of PSUs issued on the grant date (the target) provides the opportunity for the LTIP participant to receive shares of AIG Common Stock based on AIG achieving specified performance goals at the end of a three-year performance period.  These performance goals are pre-established by AIG’s Compensation and Management Resources Committee (CMRC) for each annual grant and may differ from year to year. The actual number of PSUs earned can vary from zero to 200 percent of the target for the 2017 and 2018 awards or zero to 150 percent of the target for the 2014 through 2016 awards, depending on AIG’s performance relative to a specified peer group or against pre-established financial goals, as applicable.

RSUs and stock options are earned based solely on continued service by the participant.

AIG | 2018 Form 10-K                          297

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

Unit Valuation

The fair value of time-vesting RSUs as well as PSUs that are earned based on certain company-specific metrics was based on the closing price of AIG Common Stock on the grant date; while the fair value of PSUs that are earned based on AIG’s relative total shareholder return (TSR) was determined on the grant date using a Monte Carlo simulation.

The following table presents the assumptions used to estimate the fair value of PSUs that vest based on AIG’s TSR:

	2017	2016
Expected dividend yield(a)	2.37%	2.17%
Expected volatility(b)	17.58%	24.55%
Risk-free interest rate(c)	2.00%	1.30%

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

Modification of LTI awards

During the fourth quarter of 2017, the Company modified the LTI awards by issuing time-vesting RSUs and canceling some performance based units. The modification applied to most recipients who participate in the 2015, 2016 and 2017 LTI awards, excluding the Company’s senior executives. The newly granted RSUs vest in installments over a period of up to three years. We incurred incremental compensation expense of $142 million as a result of these actions. We recognized $71 million in 2017, $48 million in 2018 and the remainder will be recognized through December 2020.

The following table summarizes outstanding share-settled LTI awards(a):

						Weighted Average
As of or for the Year	Number of Units					Grant-Date Fair Value
Ended December 31, 2018(b)	2018 LTI	2017 LTI	2016 LTI	2015 LTI	2014 LTI	2018 LTI	2017 LTI	2016 LTI	2015 LTI	2014 LTI
Unvested, beginning of year	-	2,173,115	1,467,745	1,291,788	823,311	$-	$62.78	$60.90	$60.02	$48.81
Granted	4,640,722	43,792	-	-	-	55.47	58.52	-	-	-
Vested(c)	(1,205,653)	(530,388)	(728,576)	(266,184)	(793,955)	55.85	63.67	60.28	57.87	48.81
Forfeited	(113,041)	(106,524)	(98,509)	(753,272)	(29,356)	55.92	63.13	62.13	54.46	48.84
Unvested, end of year(d)	3,322,028	1,579,995	640,660	272,332	-	$55.32	$62.32	$61.55	$60.51	$-

(a) Excludes stock options and DSUs, which are discussed under Stock Options and Non-Employee Plan, respectively.

(b)  Except for the 2014 LTI and 2015 LTI awards, PSUs represent target amount granted, and does not reflect potential increases or decreases that could result from the final outcome of the performance goals for the respective awards, which is determined in the quarter after the applicable performance period ends.

(c)  Also reflects units that vest as a result of an accelerated vesting event that occurred prior to the specified vesting date.

(d)  At December 31, 2018, the total unrecognized compensation cost for outstanding RSUs and PSUs was $215 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 0.96 year and 2 years.

298                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  20. Share-Based Compensation Plans

Stock Options

Stock options were issued in 2018 as part of the 2018 LTI awards and in 2017 and 2018 to certain newly hired senior executives. The fair value of the options was estimated on the grant date using the Black-Scholes model for the time-vesting options, and a Monte Carlo simulation for the hurdle-vesting options using the assumptions noted in the following table.

The following weighted-average assumptions were used for stock options granted:

	2018		2017
Expected annual dividend yield(a)	2.32%		2.03%
Expected volatility(b)	23.29%		20.96%
Risk-free interest rate(c)	2.83%		1.94%
Expected term(d)	4.50 - 6.47	years	4.5	years

(a)  The dividend yield is the projected annualized AIG dividend yield estimated by Bloomberg Professional service as of the valuation date.

(b)  The expected volatility is based on the implied volatility of 24 months stock option estimated by the Bloomberg Professional service as of the valuation date.

(c)  The risk-free interest rate is the continuously compounded interest rate for the term between the valuation date and the expiration date that is assumed to be constant and equal to the interpolated value between the closet data points on the U.S. dollar LIBOR-swap curve as of the valuation date.

(d)  The contractual terms are 7 and 10 years.

The following table provides a rollforward of stock option activity:

			Weighted Average	Aggregate
As of or for the Year		Weighted Average	Remaining	Intrinsic Values
Ended December 31, 2018	Units	Exercise Price	Contractual Life	(in millions)
Outstanding, beginning of year	2,500,000	$62.90	6.48
Granted	2,752,098	55.38
Exercised	-	-
Forfeited or expired	(46,299)	55.94
Outstanding, end of year	5,205,799	$58.99	7.38	$-
Exercisable, end of year	486,229	$59.90	4.07	$-

The weighted average grant-date fair value of stock options granted during 2018 was $11.08.  As of December 31, 2018, we recognized $26.4 million of expense, while $24 million was unrecognized and is expected to be amortized up to 2.75 years.

Other RSU Grants

We granted 1,385,929 off-cycle time-vesting RSUs in 2018 primarily pertaining to replacement awards granted to Validus employees. We recognized $43.3 million of expense related to these RSU grants in 2018. Total unrecognized compensation cost related to these grants was $57 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 1.14 years and 4.25 years at December 31, 2018.

Non-Employee Plan

Our non-employee directors, who serve on our Board of Directors, receive share-based compensation in the form of fully vested DSUs with delivery deferred until retirement from the Board. DSUs granted in 2018, 2017 and 2016 accrue DEUs equal to the amount of any regular quarterly dividend that would have been paid by AIG if the shares of AIG Common Stock underlying the DSUs had been outstanding. In 2018, 2017 and 2016, we granted to non-employee directors 39,092, 32,067 and 41,974 DSUs, respectively, under the 2013 Plan, and recognized expense of $2.1 million, $2.0 million and $2.4 million, respectively.

AIG | 2018 Form 10-K                          299

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

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

300                             AIG | 2018 Form 10-K

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

As of or for the Years Ended	Pension				Postretirement
December 31,	U.S. Plans*		Non-U.S. Plans*		U.S. Plans		Non-U.S. Plans
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Change in projected benefit obligation:
Benefit obligation, beginning of year	$5,091	$4,948	$1,202	$1,246	$190	$196	$63	$80
Service cost	5	11	22	29	1	2	1	3
Interest cost	162	166	16	16	6	6	2	3
Actuarial (gain) loss	(383)	372	(28)	(29)	(10)	-	(14)	(2)
Benefits paid:
AIG assets	(16)	(19)	(9)	(10)	(15)	(13)	(1)	(1)
Plan assets	(306)	(161)	(32)	(26)	-	-	-	-
Plan amendment	-	-	3	-	-	-	-	(6)
Curtailments	-	-	-	(7)	-	-	-	-
Settlements	-	(226)	(5)	(12)	-	-	-	-
Foreign exchange effect	-	-	(31)	37	-	-	(1)	1
Other	-	-	-	(42)	-	(1)	-	(15)
Projected benefit obligation, end of year	$4,553	$5,091	$1,138	$1,202	$172	$190	$50	$63
Change in plan assets:
Fair value of plan assets, beginning
of year	$4,350	$3,843	$875	$803	$-	$-	$-	$-
Actual return on plan assets, net of expenses	(204)	584	6	67	-	-	-	-
AIG contributions	16	329	51	60	15	13	1	1
Benefits paid:
AIG assets	(16)	(19)	(9)	(10)	(15)	(13)	(1)	(1)
Plan assets	(306)	(161)	(32)	(26)	-	-	-	-
Settlements	-	(226)	(5)	(12)	-	-	-	-
Foreign exchange effect	-	-	(25)	19	-	-	-	-
Other	-	-	-	(26)	-	-	-	-
Fair value of plan assets, end of year	$3,840	$4,350	$861	$875	$-	$-	$-	$-
Funded status, end of year	$(713)	$(741)	$(277)	$(327)	$(172)	$(190)	$(50)	$(63)
Amounts recognized in the balance
sheet:
Assets	$-	$-	$72	$68	$-	$-	$-	$-
Liabilities	(713)	(741)	(349)	(395)	(172)	(190)	(50)	(63)
Total amounts recognized	$(713)	$(741)	$(277)	$(327)	$(172)	$(190)	$(50)	$(63)
Pre-tax amounts recognized in Accumulated
other comprehensive income:
Net gain (loss)	$(1,450)	$(1,373)	$(149)	$(170)	$26	$17	$3	$(11)
Prior service (cost) credit	-	-	(23)	(22)	-	1	3	5
Total amounts recognized	$(1,450)	$(1,373)	$(172)	$(192)	$26	$18	$6	$(6)

*    Includes non-qualified unfunded plans of which the aggregate projected benefit obligation was $250 million and $272 million for the U.S. at December 31, 2018 and 2017, respectively, and $201 million and $211 million for the non-U.S at December 31, 2018 and 2017, respectively.

The following table presents the accumulated benefit obligations for U.S. and non-U.S. pension benefit plans:

At December 31,
(in millions)	2018	2017
U.S. pension benefit plans	$4,553	$5,091
Non-U.S. pension benefit plans	$1,125	$1,188

AIG | 2018 Form 10-K                          301

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

Defined benefit plan obligations in which the projected benefit obligation was in excess of the related plan assets and the accumulated benefit obligation was in excess of the related plan assets were as follows:

At December 31,	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Projected benefit obligation	$4,553	$5,091	$994	$1,054	$4,553	$5,091	$943	$991
Accumulated benefit obligation	4,553	5,091	932	979	4,553	5,091	932	979
Fair value of plan assets	3,840	4,350	594	596	3,840	4,350	594	596

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

Years Ended December 31,	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
(in millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Components of net periodic benefit
cost:
Service cost*	$5	$11	$19	$22	$29	$31	$1	$2	$2	$1	$3	$3
Interest cost	162	166	181	16	16	21	6	6	7	2	3	3
Expected return on assets	(283)	(266)	(292)	(25)	(24)	(26)	-	-	-	-	-	-
Amortization of prior service cost (credit)	-	-	-	2	-	-	(1)	(1)	(12)	(2)	(1)	-
Amortization of net (gain) loss	28	26	25	7	12	7	-	(1)	(1)	1	1	1
Net periodic benefit cost (credit)	(88)	(63)	(67)	22	33	33	6	6	(4)	2	6	7
Curtailment gain	-	-	-	-	(6)	(6)	-	-	(1)	-	(2)	-
Settlement charges	-	60	149	-	1	2	-	-	-	-	-	-
Net benefit cost (credit)	$(88)	$(3)	$82	$22	$28	$29	$6	$6	$(5)	$2	$4	$7
Total recognized in Accumulated other
comprehensive income (loss)	$(77)	$32	$(82)	$20	$87	$(101)	$9	$(2)	$(7)	$12	$9	$1
Total recognized in net periodic benefit
cost and other comprehensive
income (loss)	$11	$35	$(164)	$(2)	$59	$(130)	$3	$(8)	$(2)	$10	$5	$(6)

*   Reflects administrative fees for the U.S. pension plans.

The estimated net loss and prior service cost that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $38 million and $2 million, respectively, for our combined defined benefit pension plans. For the defined benefit postretirement plans, the estimated amortization from Accumulated other comprehensive income for net gain and prior service credit that will be amortized into net periodic benefit cost over the next fiscal year is a $3 million credit in the aggregate.

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

A 100 basis point increase in the discount rate or expected long-term rate of return would decrease the 2018 pension expense by approximately $5 million and $45 million, respectively, with all other items remaining the same. Conversely, a 100 basis point decrease in the discount rate or expected long-term rate of return would increase the 2018 pension expense by approximately $24 million and $45 million, respectively, with all other items remaining the same.

302                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

Assumptions

The following table summarizes the weighted average assumptions used to determine the benefit obligations:

	Pension			Postretirement
	U.S. Plans		Non-U.S. Plans(a)	U.S. Plans	Non-U.S. Plans(a)
December 31, 2018
Discount rate	4.22%		1.71%	4.17%	4.12%
Rate of compensation increase	N/A	(b)	2.27%	N/A	3.00%
December 31, 2017
Discount rate	3.61%		1.60%	3.53%	3.59%
Rate of compensation increase	N/A	(b)	2.27%	N/A	3.00%

(a)  The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

(b)  Compensation increases are no longer applicable due to the plan freeze that became effective January 1, 2016.

The following table summarizes assumed health care cost trend rates for the U.S. plans:

At December 31,	2018	2017
Following year:
Medical (before age 65)	5.93%	6.12%
Medical (age 65 and older)	5.00%	5.00%
Ultimate rate to which cost increase is assumed to decline	4.50%	4.50%
Year in which the ultimate trend rate is reached:
Medical (before age 65)	2038	2038
Medical (age 65 and older)	2038	2038

A one percent point change in the assumed healthcare cost trend rate would have the following effect on our postretirement benefit obligations:

	One Percent		One Percent
At December 31,	Increase		Decrease
(in millions)	2018	2017	2018	2017
U.S. plans	$4	$4	$(3)	$(4)
Non-U.S. plans	$10	$14	$(8)	$(10)

Our postretirement plans provide benefits primarily in the form of defined employer contributions rather than defined employer benefits. Changes in the assumed healthcare cost trend rate have a minimal impact for U.S. plans because for post-1992 retirees, benefits are fixed dollar amounts based on service at retirement. Our non-U.S. postretirement plans are not subject to caps.

AIG | 2018 Form 10-K                          303

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

	Pension		Postretirement
	U.S. Plans	Non-U.S. Plans*	U.S. Plans	Non-U.S. Plans*
For the Year Ended December 31, 2018
Discount rate	3.61%	1.60%	3.53%	3.59%
Rate of compensation increase	N/A	2.27%	N/A	3.00%
Expected return on assets	6.75%	2.78%	N/A	N/A
For the Year Ended December 31, 2017
Discount rate	4.15%	1.50%	4.01%	3.95%
Rate of compensation increase	N/A	2.50%	N/A	3.38%
Expected return on assets	7.00%	2.92%	N/A	N/A
For the Year Ended December 31, 2016
Discount rate	4.33%	2.17%	4.21%	4.09%
Rate of compensation increase	N/A %	2.64%	N/A	3.43%
Expected return on assets	7.00%	3.28%	N/A	N/A

*    The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of the subsidiaries providing such benefits.

Discount Rate Methodology

The projected benefit cash flows under the U.S. AIG Retirement Plan were discounted using the spot rates derived from the Mercer U.S. Pension Discount Yield Curve at December 31, 2018 and 2017, which resulted in a single discount rate that would produce the same liability at the respective measurement dates. The discount rates were 4.22 percent at December 31, 2018 and 3.61 percent at December 31, 2017. The methodology was consistently applied for the respective years in determining the discount rates for the other U.S. pension plans.

In general, the discount rates for the non-U.S. plans were developed using a similar methodology to the U.S. AIG Retirement plan, by using country-specific Mercer Yield Curves.

The projected benefit obligation for AIG’s Japan pension plans represents approximately 52 percent and 50 percent of the total projected benefit obligations for our non-U.S. pension plans at December 31, 2018 and 2017, respectively. The weighted average discount rate of 0.72 percent and 0.66 percent at December 31, 2018 and 2017, respectively, was selected by reference to the Mercer Yield Curve for Japan.

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

There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2018 or 2017.

304                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

U.S. Pension Plan

The assets of the qualified plan are monitored by the AIG U.S. Investment Committee and actively managed by the investment managers, which involves allocating the plan’s assets among approved asset classes within ranges as permitted by the strategic allocation. The long-term strategic asset allocation historically has been reviewed and revised approximately every three years. The investment strategy is focused on de-risking the Plan via regular monitoring through liability driven investing and the glide path approach, where the glide path defines the target allocation for the “Return-Seeking” portion of the portfolio (i.e., growth assets) based on the funded ratio. Under this approach, the allocation to growth assets is reduced and the allocation to liability-hedging assets is increased as the Plan’s funded ratio increases in accordance with the defined glide path.

The following table presents the asset allocation percentage by major asset class for the U.S. qualified plan and the target allocation for 2019 based on the plan’s funded status at December 31, 2018:

	Target	Actual	Actual
At December 31,	2019	2018	2017
Asset class:
Equity securities	26%	25%	45%
Fixed maturity securities	60%	47%	36%
Other investments	14%	28%	19%
Total	100%	100%	100%

The expected long-term rate of return for the plan was 6.75 percent and 7.0 percent for 2018 and 2017, respectively. The expected rate of return is an aggregation of expected returns within each asset class category, weighted for the investment mix of the assets. The combination of the expected asset return and any contributions made by us are expected to maintain the plan’s ability to meet all required benefit obligations. The expected asset return for each asset class was developed based on an approach that considers key fundamental drivers of the asset class returns in addition to historical returns, current market conditions, asset volatility and the expectations for future market returns.

Non-U.S. Pension Plans

The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed maturity securities to maximize the long-term return on assets for a given level of risk.

The following table presents the asset allocation percentage by major asset class for non-U.S. pension plans and the target allocation:

	Target	Actual	Actual
At December 31,	2019	2018	2017
Asset class:
Equity securities	30%	35%	49%
Fixed maturity securities	51%	37%	32%
Other investments	18%	17%	13%
Cash and cash equivalents	1%	11%	6%
Total	100%	100%	100%

The assets of AIG’s Japan pension plans represent approximately 59 percent and 56 percent of total non-U.S. assets at December 31, 2018 and 2017, respectively. The expected long term rate of return was 2.22 percent and 2.43 percent, for 2018 and 2017, respectively, and is evaluated by the Japanese Pension Investment Committee on a quarterly and annual basis along with various investment managers, and is revised to achieve the optimal allocation to meet targeted funding levels if necessary. In addition, the funding policy is revised in accordance with local regulation every five years.

The expected weighted average long-term rate of return for all our non-U.S. pension plans was 2.78 percent and 2.92 percent for the years ended December 31, 2018 and 2017, respectively. It is an aggregation of expected returns within each asset class that was generally developed based on the building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns.

AIG | 2018 Form 10-K                          305

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

	U.S. Plans				Non-U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
At December 31, 2018
Assets:
Cash and cash equivalents	$501	$-	$-	$501	$97	$-	$-	$97
Equity securities:
U.S.(a)	240	-	-	240	-	-	-	-
International(b)	137	-	-	137	218	84	-	302
Fixed maturity securities:
U.S. investment grade(c)	-	1,463	13	1,476	-	-	-	-
International investment grade(c)	-	157	-	157	-	130	-	130
U.S. and international high yield(d)	-	96	-	96	-	185	-	185
Mortgage and other asset-backed
securities(e)	-	36	-	36	-	-	-	-
Other fixed maturity securities	-	-	-	-	-	2	-	2
Other investment types(g):
Futures	27	-	-	27	-	-	-	-
Direct private equity(f)	-	-	14	14	-	-	-	-
Insurance contracts	-	18	-	18	-	-	145	145
Total	$905	$1,770	$27	$2,702	$315	$401	$145	$861
At December 31, 2017
Assets:
Cash and cash equivalents	$397	$-	$-	$397	$51	$-	$-	$51
Equity securities:
U.S.(a)	1,300	-	-	1,300	-	-	-	-
International(b)	265	-	-	265	362	64	-	426
Fixed maturity securities:
U.S. investment grade(c)	-	1,006	12	1,018	-	-	-	-
International investment grade(c)	-	204	-	204	-	97	-	97
U.S. and international high yield(d)	-	212	-	212	-	171	-	171
Mortgage and other asset-backed
securities(e)	-	142	-	142	-	-	-	-
Other fixed maturity securities	-	-	-	-	-	16	-	16
Other investment types(g):
Direct private equity(f)	-	-	15	15	-	-	-	-
Insurance contracts	-	20	-	20	-	-	113	113
Total	$1,962	$1,584	$27	$3,573	$413	$348	$113	$874

(a)  Includes passive and active U.S. equity strategies.

(b)  Includes passive and active international equity strategies.

(c)  Includes investments in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.

(d)  Consists primarily of investments in securities or debt obligations that have a rating below investment grade.

(e)  Represents investments in collateralized loan obligations. As of December 31, 2017, the plan held additional asset-backed securities.

(f)  Comprised of private capital financing including private debt and private equity securities.

(g)  Excludes investments that are measured at fair value using the NAV per share (or its equivalent), which totaled $1,138 million and $777 million at December 31, 2018 and 2017, respectively.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we had no significant concentrations of risks at December 31, 2018.

The U.S. pension plan holds a group annuity contract with U.S. Life, one of our subsidiaries, which totaled $18 million and $20 million at December 31, 2018 and 2017, respectively.

306                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

Changes in Level 3 Fair Value Measurements

The following table presents changes in our U.S. and non-U.S. Level 3 plan assets measured at fair value:

										Changes in
		Net								Unrealized Gains
	Balance	Realized and							Balance	(Losses) on
At December 31, 2018	Beginning	Unrealized					Transfers	Transfers	at End	Instruments Held
(in millions)	of year	Gains (Losses)	Purchases	Sales	Issuances	Settlements	In	Out	of year	at End of year
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$12	$(2)	$5	$(3)	$-	$-	$1	$-	$13	$1
Direct private equity	15	(2)	3	(2)	-	-	-	-	14	(1)
Total	$27	$(4)	$8	$(5)	$-	$-	$1	$-	$27	$-
Non-U.S. Plan Assets:
Insurance contracts	113	31	1	-	-	-	-	-	145	-
Total	$113	$31	$1	$-	$-	$-	$-	$-	$145	$-
										Changes in
		Net								Unrealized Gains
	Balance	Realized and							Balance	(Losses) on
At December 31, 2017	Beginning	Unrealized					Transfers	Transfers	at End	Instruments Held
(in millions)	of year	Gains (Losses)	Purchases	Sales	Issuances	Settlements	In	Out	of year	at End of year
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$2	$-	$17	$(7)	$-	$-	$-	$-	$12	$2
Direct private equity	24	(3)	1	(7)	-	-	-	-	15	(1)
Total	$26	$(3)	$18	$(14)	$-	$-	$-	$-	$27	$1
Non-U.S. Plan Assets:
Insurance contracts	108	4	1	-	-	-	-	-	113	-
Total	$108	$4	$1	$-	$-	$-	$-	$-	$113	$-

Transfers of Level 1 and Level 2 Assets

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. We had no material transfers between Level 1 and Level 2 during the years ended December 31, 2018 and 2017.

Transfers of Level 3 Assets

We record transfers of assets into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the year ended December 31, 2018, we had no material transfers in or out of Level 3.

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

Our annual pension contribution in 2019 is expected to be approximately $79 million for our U.S. and non-U.S. pension plans. This estimate is subject to change, since contribution decisions are affected by various factors including our liquidity, market performance and management’s discretion.

AIG | 2018 Form 10-K                          307

ITEM 8 |  Notes to Consolidated Financial Statements |  21. Employee Benefits

The expected future benefit payments, net of participants’ contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
	U.S.	Non-U.S.	U.S.	Non-U.S.
(in millions)	Plans	Plans	Plans	Plans
2019	$274	$77	$13	$1
2020	270	42	13	1
2021	281	41	13	1
2022	279	41	13	1
2023	276	42	13	2
2024-2028	1,361	245	56	10

Defined Contribution Plans

We sponsor several defined contribution plans for U.S. employees that provide for pre-tax salary reduction contributions by employees. The most significant plan is the AIG Incentive Savings Plan, for which the matching contribution is 100 percent of the first six percent of a participant’s contributions, subject to the IRS-imposed limitations. Effective January 1, 2016, participants in the AIG Incentive Savings Plan receive an additional fully vested, non-elective, non-discretionary contribution equal to three percent of the participant’s annual base compensation for the plan year, paid each pay period regardless of whether the participant currently contributes to the plan, and subject to the IRS-imposed limitations. Our pre-tax expenses associated with these plans were $210 million, $209 million and $236 million in 2018, 2017 and 2016, respectively.

22. Ownership

A Schedule 13G/A filed on February 14, 2019 reports aggregate ownership of 47,237,956 shares, or approximately 5.5 percent (based on the AIG Common Stock outstanding) of AIG Common Stock as of December 31, 2018, by Capital Research Global Investors, a division of Capital Research and Management Company.

A Schedule 13G/A filed on February 11, 2019 reports aggregate ownership of 67,664,554 shares, or approximately 7.8 percent (based on the AIG Common Stock outstanding) of AIG Common Stock as of December 31, 2018, by The Vanguard Group, Inc. and various subsidiaries thereof.

A Schedule 13G/A filed on February 11, 2019 reports aggregate ownership of 64,768,700 shares, or approximately 7.5 percent (based on the AIG Common Stock outstanding) of AIG Common Stock as of December 31, 2018, by Blackrock, Inc. and various subsidiaries thereof.

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

308                             AIG | 2018 Form 10-K

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

At December 31, 2017, we originally recorded a provisional estimate of income tax effects of the Tax Act of $6.7 billion, including a tax charge of $6.7 billion attributable to the reduction in the U.S. corporate income tax rate and tax benefit of $38 million related to the deemed repatriation tax. Our provisional estimate of $6.7 billion was based in part on a reasonable estimate of the effects of the statutory income tax rate reduction on existing deferred tax balances and of certain provisions of the Tax Act. We filed our 2017 consolidated U.S. income tax return and have completed our review of the primary impact of the Tax Act provisions on our deferred taxes. As a result, we consider the accounting for the effects of the rate change on deferred tax balances to be complete and no material measurement period changes were recorded for this item. As further guidance is issued by the U.S. tax authority, any resulting changes in our estimates will be treated in accordance with the relevant accounting guidance.

The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. There are substantial uncertainties in the interpretation of BEAT and GILTI and while certain formal guidance was issued by the U.S. tax authority, there are still aspects of the Tax Act that remain unclear and additional guidance is expected in 2019. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

Tax effects for which a reasonable estimate can be determined

Deemed Repatriation Tax

The Tax Act requires companies to pay a one-time transition tax, net of tax credits, related to applicable foreign taxes paid, on previously untaxed current and accumulated earnings and profits of certain of our foreign subsidiaries.  We were able to reasonably estimate the deemed repatriation tax and originally recorded a provisional estimated tax benefit of $38 million at December 31, 2017. We have completed our review of post-1986 earnings and profits of our foreign affiliates. Incorporating additional IRS guidance issued with respect to the deemed repatriation tax, as well as the relevant basis adjustments, we recognized a measurement period tax charge of $62 million. The effect of the deemed repatriation tax, which has been determined to be complete, resulted in a liability of $24 million.

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

As of December 31, 2018, we have completed our review of the tax reserve computations for both life and general insurance companies, and recorded offsetting decreases of $1.4 billion to both our deferred tax liabilities and deferred tax assets.

AIG | 2018 Form 10-K                          309

ITEM 8 | Notes to Consolidated Financial Statements |  23. Income Taxes

Provisions Impacting Projections of Taxable Income and Valuation Allowance Considerations

During 2018, we completed our review of the impact of the Tax Act on our forecasts of taxable income, made certain assumptions related to interpretation of relevant new rules, and incorporated guidance issued by the U.S. tax authority.  While the prescribed SAB 118 measurement period has ended, there are still certain aspects of the Tax Act that remain unclear, including the complex interplay of the new tax rules with the rules governing the utilization of our tax attributes, and formal guidance from the U.S. tax authority is still pending. We will continue to review the impact of any additional guidance issued by the U.S. tax authority on our valuation allowance analysis in accordance with the relevant accounting guidance. Accordingly, as of December 31, 2018, we consider the determination of the need for a valuation allowance related to the Tax Act to be complete based on our analysis of existing tax law and relevant tax guidance, and no measurement period adjustment was recorded.

Tax effects for which no estimate can be determined

At December 31, 2017, our accounting for the following elements of the Tax Act was incomplete and we continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before enactment of the Tax Act.

The Tax Act may affect the results in certain investments and partnerships in which we are a non-controlling interest owner. At December 31, 2017, the information needed to determine a provisional estimate was not available (such as for interest deduction limitations in those entities and the changed definition of a U.S. Shareholder), and accordingly, no provisional estimates were recorded. We have since completed our review of these investments and partnerships. We consider the accounting for this item to be complete and no measurement period change was recorded.

At December 31, 2017, due to minimal formal guidance issued by state and local jurisdictions, provisional estimates were not recorded for the impact of any state and local corporate income tax implications of the Tax Act.  Guidance from state and local jurisdictions has varied and most have not formally passed law specific to the treatment of the Tax Act. While we have not identified any material impact at this point in time, we continue to review any guidance issued by those states that have passed tax legislation related to the Tax Act and continue to work through the state and local corporate income tax implications of the Tax Act. We expect further guidance throughout 2019, and the impact, if any, will be recorded when the related guidance is issued. We consider the accounting for this item to be complete and no measurement period adjustment was recorded.

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

U.S. Tax Reform – SAB 118 Measurement Period Completion

As of December 31, 2018, we have completed our accounting for the tax effects of the Tax Act.  Although the prescribed measurement period has ended, there are aspects of the Tax Act that remain unclear and additional guidance from the U.S. tax authority is pending. As further guidance is issued by the U.S. tax authority, any resulting changes in our estimates will be treated in accordance with the relevant accounting guidance.

EFFECTIVE TAX RATE

The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred:

Years Ended December 31,
(in millions)	2018	2017	2016
U.S.	$(12)	$1,940	$1,041
Foreign	269	(474)	(1,115)
Total	$257	$1,466	$(74)

310                             AIG | 2018 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements |  23. Income Taxes

The following table presents the income tax expense (benefit) attributable to pre-tax income (loss) from continuing operations:

Years Ended December 31,
(in millions)	2018	2017	2016
Foreign and U.S. components of actual income tax expense:
U.S.:
Current	$134	$427	$140
Deferred	(175)	6,865	(270)
Foreign:
Current	202	209	436
Deferred	(7)	25	(121)
Total	$154	$7,526	$185

Our actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

	2018			2017			2016
	Pre-Tax	Tax	Percent of	Pre-Tax	Tax	Percent of		Tax	Percent of
Years Ended December 31,	Income	Expense/	Pre-Tax	Income	Expense/	Pre-Tax	Pre-Tax	Expense/	Pre-Tax
(dollars in millions)	(Loss)	(Benefit)	Income (Loss)	(Loss)	(Benefit)	Income (Loss)	Income	(Benefit)	Income
U.S. federal income tax at statutory
rate	$255	$54	21.0%	$1,476	$517	35.0%	$(159)	$(56)	35.0%
Adjustments:
Tax exempt interest		(37)	(14.5)		(111)	(7.5)		(178)	111.9
Uncertain tax positions		176	69.0		660	44.7		268	(168.6)
Reclassifications from accumulated
other comprehensive income		(72)	(28.2)		(184)	(12.5)		(132)	83.0
Dispositions of Subsidiaries		-	-		17	1.2		118	(74.2)
Tax Attribute Restoration		-	-		-	-		(164)	103.1
Non-controlling Interest		(1)	(0.4)		(7)	(0.5)		(81)	50.9
Non-deductible transfer pricing
charges		29	11.4		35	2.4		102	(64.2)
Dividends received deduction		(38)	(14.8)		(90)	(6.1)		(75)	47.2
Effect of foreign operations		44	17.3		69	4.7		234	(147.2)
Share-based compensation
payments excess tax deduction		(13)	(5.1)		(40)	(2.7)		-	-
State income taxes		10	3.9		(9)	(0.6)		23	(14.5)
Impact of Tax Act		62	24.3		6,687	453.0		-	-
Global intangible low-taxed income		21	8.2		-	-		-	-
Other		(102)	(40.0)		(58)	(3.9)		13	(8.2)
Effect of discontinued operations		40	15.7		3	0.2		35	(22.0)
Valuation allowance:
Continuing operations		21	8.2		43	2.9		83	(52.2)
Consolidated total amounts	255	194	76.0	1,476	7,532	510.3	(159)	190	(119.5)
Amounts attributable to discontinued
operations	(2)	40	NM	10	6	60.0	(85)	5	(5.9)
Amounts attributable to continuing
operations	$257	$154	59.9%	$1,466	$7,526	513.4%	$(74)	$185	(250.0)%

AIG | 2018 Form 10-K                          311

ITEM 8 | Notes to Consolidated Financial Statements |  23. Income Taxes

For the year ended December 31, 2018, the effective tax rate on income from continuing operations was 59.9 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to a $62 million measurement period adjustment related to the deemed repatriation tax, $48 million net charge primarily related to the accrual of IRS interest (including interest related to uncertain tax positions), $44 million associated with the effect of foreign operations, $29 million of non-deductible transfer pricing charges, $21 million of additional U.S. taxes imposed on income of our foreign subsidiaries under international provisions of the Tax Act, and $21 million of valuation allowance activity related to certain foreign subsidiaries and state jurisdictions, partially offset by tax benefits of $75 million associated with tax exempt income, and $72 million of reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. Effect of foreign operations is primarily related to income and losses in our foreign operations taxed at statutory tax rates different than 21 percent and foreign income subject to U.S. taxation.

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

As a result of the Tax Act, the majority of accumulated foreign earnings that were previously untaxed were subject to a one-time deemed repatriation tax. Going forward, certain foreign earnings of our foreign affiliates will be exempt from U.S. tax upon repatriation. Notwithstanding the changes, U.S. tax on foreign exchange gain or loss and certain non-U.S. withholding taxes will continue to be applicable upon future repatriations of foreign earnings.

For the year ended December 31, 2018, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. While, following the enactment of the Tax Act, distributions from foreign affiliates are, generally, not subject to U.S. income tax, such distributions may be subject to non-U.S. withholding taxes. A deferred tax liability of approximately $100 million to $150 million related to such withholding taxes has not been recorded for those foreign subsidiaries whose earnings are considered to be indefinitely reinvested. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

312                             AIG | 2018 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements |  23. Income Taxes

The following table presents the components of the net deferred tax assets (liabilities):

December 31,
(in millions)	2018	2017
Deferred tax assets:
Losses and tax credit carryforwards	$11,792	$11,931
Basis differences on investments	2,038	2,133
Life policy reserves	2,200	1,996
Accruals not currently deductible, and other	608	532
Investments in foreign subsidiaries	173	159
Loss reserve discount	272	526
Loan loss and other reserves	-	34
Unearned premium reserve reduction	504	566
Fixed assets and intangible assets	531	442
Other	962	731
Employee benefits	604	601
Total deferred tax assets	19,684	19,651
Deferred tax liabilities:
Deferred policy acquisition costs	(2,342)	(2,313)
Unrealized gains related to available for sale debt securities	(490)	(2,151)
Loan loss and other reserves	(20)	-
Total deferred tax liabilities	(2,852)	(4,464)
Net deferred tax assets before valuation allowance	16,832	15,187
Valuation allowance	(1,780)	(1,374)
Net deferred tax assets (liabilities)	$15,052	$13,813

The following table presents our U.S. consolidated income tax group tax losses and credits carryforwards as of December 31, 2018.

December 31, 2018		Tax	Expiration
(in millions)	Gross	Effected	Periods
Net operating loss carryforwards	$36,268	$7,616	2028 - 2037
Capital loss carryforwards	82	17	2023
Foreign tax credit carryforwards		3,516	2019 - 2023
Other carryforwards		814	Various
Total AIG U.S. consolidated income tax group tax losses and credits
carryforwards on a tax return basis		11,963
Unrecognized tax benefit		(1,733)
Total AIG U.S. consolidated income tax group tax losses and credits
carryforwards on a U.S. GAAP basis*		$10,230

*    Includes other carryforwards, i.e. general business credits of $30 million and refundable Alternative Minimum Tax Credits of $39 million on a U.S. GAAP basis.

We have U.S. federal consolidated net operating loss and tax credit carryforwards of approximately $10.2 billion. The carryforward periods for our foreign tax credits begin to expire in 2019. As detailed in the Assessment of Deferred Tax Asset Valuation Allowance section of this footnote, we determined that it is more likely than not that our U.S. federal consolidated tax attribute carryforwards will be realized prior to their expiration.

AIG | 2018 Form 10-K                          313

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction.  Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss.  Our U.S. federal consolidated income tax group includes both life companies and non-life companies.  While the U.S. taxable income of our non-life companies can be offset by our net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of December 31, 2018, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

Estimates of future taxable income, including income generated from prudent and feasible actions and tax planning strategies and any changes to interpretations and assumptions related to the impact of the Tax Act could change in the near term, perhaps materially, which may require us to consider any potential impact to our assessment of the recoverability of the deferred tax asset. Such potential impact could be material to our consolidated financial condition or results of operations for an individual reporting period.

For the year ended December 31, 2018, recent changes in market conditions, including rising interest rates, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of December 31, 2018, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized. For the year ended December 31, 2018, we established $290 million of valuation allowance associated with the unrealized tax losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, all of which was allocated to other comprehensive income.

For the year ended December 31, 2018, recent changes in market conditions, including rising interest rates, impacted the unrealized tax gains and losses in the U.S. Non-Life Companies’ available for sale securities portfolio, resulting in a decrease to the deferred tax liability related to net unrealized tax capital gains.  As of December 31, 2018, we continue to be in an overall unrealized tax gain position with respect to the U.S. Non-Life Companies’ available for sale securities portfolio and thus concluded no valuation allowance is necessary in the U.S. Non-Life Companies’ available for sale securities portfolio.

For the year ended December 31, 2018, we recognized a net increase of $21 million in our deferred tax asset valuation allowance associated with certain foreign subsidiaries and state jurisdictions, primarily attributable to current year activity.

314                             AIG | 2018 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements |  23. Income Taxes

The following table presents the net deferred tax assets (liabilities) at December 31, 2018 and 2017 on a U.S. GAAP basis:

December 31,
(in millions)	2018	2017
Net U.S. consolidated return group deferred tax assets	$15,479	$15,603
Net deferred tax assets (liabilities) in accumulated other comprehensive income	(510)	(2,070)
Valuation allowance	(405)	(86)
Subtotal	14,564	13,447
Net foreign, state and local deferred tax assets	2,031	1,874
Valuation allowance	(1,374)	(1,288)
Subtotal	657	586
Subtotal - Net U.S., foreign, state and local deferred tax assets	15,221	14,033
Net foreign, state and local deferred tax liabilities	(169)	(220)
Total AIG net deferred tax assets (liabilities)	$15,052	$13,813

Deferred Tax Asset Valuation Allowance of U.S. Consolidated FEDERAL Income Tax Group

At December 31, 2018 and 2017, our U.S. consolidated income tax group had net deferred tax assets after valuation allowance of $14.6 billion and $13.4 billion, respectively. At December 31, 2018 and 2017, our U.S. consolidated income tax group had valuation allowances of $405 million and $86 million, respectively.

Deferred Tax ASSET — Foreign, State and Local

At December 31, 2018 and 2017, we had net deferred tax assets (liabilities) of $488 million and $366 million, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns.

At December 31, 2018 and 2017, we had deferred tax asset valuation allowances of $1.4 billion and $1.3 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. We maintained these valuation allowances following our conclusion that we could not demonstrate that it was more likely than not that the related deferred tax assets will be realized.  This was primarily due to factors such as cumulative losses in recent years and the inability to demonstrate profits within the specific jurisdictions over the relevant carryforward periods.

Tax Examinations and Litigation

We file a consolidated U.S. federal income tax return with our eligible U.S. subsidiaries. Income earned by subsidiaries operating outside the U.S. is taxed, and income tax expense is recorded, based on applicable U.S. and foreign law.

The statute of limitations for all tax years prior to 2000 has expired for our consolidated federal income tax return. We are currently under examination for the tax years 2000 through 2013.

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

AIG | 2018 Form 10-K                          315

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

Accounting For Uncertainty in Income Taxes

The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Years Ended December 31,
(in millions)	2018	2017	2016
Gross unrecognized tax benefits, beginning of year	$4,707	$4,530	$4,331
Increases in tax positions for prior years	14	210	235
Decreases in tax positions for prior years	(6)	(33)	(39)
Increases in tax positions for current year	-	-	3
Lapse in statute of limitations	-	-	-
Settlements	(6)	-	-
Activity of discontinued operations	-	-	-
Gross unrecognized tax benefits, end of year	$4,709	$4,707	$4,530

At December 31, 2018, 2017 and 2016, our unrecognized tax benefits, excluding interest and penalties, were $4.7 billion, $4.7 billion and $4.5 billion, respectively. The activity for the year ended December 31, 2018 is not material. The activity for the years ended  December 31, 2017 and 2016, includes increases for amounts associated with cross border financing transactions and the impact of settlement discussions with the IRS related to certain other open tax issues unrelated to the cross border financing transactions. With respect to cross border financing transactions, the increases are the result of consideration of court decisions upholding the disallowance of foreign tax credits claimed by other corporate entities not affiliated with AIG. In addition, the year ended December 31, 2017 reflects the agreement reached in the fourth quarter of 2017 by the parties in the cross border financing dispute to pursue a potential settlement.

At December 31, 2018, 2017 and 2016, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $38 million, $28 million and $66 million, respectively.  Accordingly, at December 31, 2018, 2017 and 2016, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.7 billion, $4.7 billion and $4.4 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2018, 2017, and 2016, we had accrued liabilities of $2.2 billion, $2.0 billion, and $1.2 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2018, 2017, and 2016, we accrued expense of $190 million, $776 million and $26 million, respectively, for the payment of interest and penalties. The activity for the period ended December 31, 2017, is primarily related to a decrease in the expected federal benefit of interest due to the U.S. corporate tax rate reduction and to an increase in interest and penalties associated with cross border financing transactions.

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

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2018	Open Tax Years
Major Tax Jurisdiction
United States	2000-2017
Australia	2014-2017
France	2017-2018
Japan	2012-2017
Korea	2013-2017
Singapore	2014-2017
United Kingdom	2017-2018

316                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  24. Quarterly Financial Information (Unaudited)

24. Quarterly Financial Information (Unaudited)

Consolidated Statements of Income (Loss)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
(dollars in millions, except per share data)	2018	2017	2018	2017	2018	2017	2018	2017
Total revenues	$11,712	$12,632	$11,631	$12,502	$11,486	$11,751	$12,560	$12,635
Income (loss) from continuing
operations before income taxes*	1,227	1,727	1,252	1,667	(1,527)	(2,803)	(695)	875
Income (loss) from discontinued
operations, net of income taxes	(1)	-	-	8	(39)	(1)	(2)	(3)
Net income (loss)	949	1,211	931	1,118	(1,259)	(1,713)	(560)	(6,672)
Net income (loss) from
continuing operations attributable
to noncontrolling interests	11	26	(6)	(12)	-	26	62	(12)
Net income (loss) attributable to AIG*	$938	$1,185	$937	$1,130	$(1,259)	$(1,739)	$(622)	$(6,660)
Income (loss) per common share
attributable to AIG:
Basic:
Income (loss) from continuing
operations	$1.03	$1.21	$1.04	$1.21	$(1.37)	$(1.91)	$(0.70)	$(7.33)
Income (loss) from discontinued
operations	$-	$-	$-	$0.01	$(0.04)	$-	$(0.70)	$-
Diluted:
Income (loss) from continuing
operations	$1.01	$1.18	$1.02	$1.18	$(1.37)	$(1.91)	$(0.70)	$(7.33)
Income (loss) from discontinued
operations	$-	$-	$-	$0.01	$(0.04)	$-	$(0.70)	$-
Weighted average shares
outstanding:
Basic	907,951,597	980,777,243	903,215,488	925,751,084	895,237,359	908,667,044	887,508,718	908,115,499
Diluted	925,266,577	1,005,315,030	916,572,481	948,248,771	895,237,359	908,667,044	887,508,718	908,115,499
Noteworthy quarterly items -
(income) expense:
Other-than-temporary
impairments	87	68	36	67	35	88	93	37
Net (gain) loss on sale of
divested businesses	(8)	100	(25)	60	(2)	13	(3)	(241)
Federal and foreign valuation
allowance for deferred tax assets	30	(13)	7	(8)	5	24	(21)	40
Net (gain) loss on extinguishment of
debt	4	(1)	5	(4)	1	1	(3)	(1)
Prior year unfavorable (favorable)
development	(40)	61	(26)	391	949	901	546	212
Restructuring and other costs	24	181	200	47	35	31	136	154
Impact of Tax Act	-	-	-	-	62	-	-	6,687

*     For the three-month period ended December 31, 2018, our results include out of period adjustments relating to prior periods that decreased Net income attributable to AIG by $87 million, and decreased Income from continuing operations before income taxes by $132 million. The out of period adjustments for the three-month period are primarily related to decreases in Premiums and decreases in Net realized capital gains and losses. We determined that these adjustments were not material to the current quarter or to any previously reported quarterly financial statements. Had these adjustments been recorded in their appropriate periods, Net income attributable to AIG for the three-month period ended September 30, 2018 would have decreased by $40 million with no impact to the three-month periods ended June 30, 2018 and March 31, 2018, respectively.

AIG | 2018 Form 10-K                          317

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

Condensed Consolidating Balance Sheets

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
December 31, 2018
Assets:
Short-term investments(a)	$1,141	$2	$-	$10,329	$(1,798)	$9,674
Other investments(b)	3,377	-	-	301,158	-	304,535
Total investments	4,518	2	-	311,487	(1,798)	314,209
Cash	2	9	9	2,853	-	2,873
Loans to subsidiaries(c)	34,963	-	-	615	(35,578)	-
Investment in consolidated subsidiaries(c)	33,300	4,029	26,321	-	(63,650)	-
Other assets, including deferred income taxes(d)	15,389	1,798	124	159,430	(1,839)	174,902
Total assets	$88,172	$5,838	$26,454	$474,385	$(102,865)	$491,984
Liabilities:
Insurance liabilities	$-	$-	$-	$293,652	$-	$293,652
Long-term debt	22,422	359	643	11,116	-	34,540
Other liabilities, including intercompany balances(b)	8,774	228	144	100,974	(3,637)	106,483
Loans from subsidiaries(c)	615	-	-	34,963	(35,578)	-
Total liabilities	31,811	587	787	440,705	(39,215)	434,675
Total AIG shareholders’ equity	56,361	5,251	25,667	32,732	(63,650)	56,361
Non-redeemable noncontrolling interests	-	-	-	948	-	948
Total equity	56,361	5,251	25,667	33,680	(63,650)	57,309
Total liabilities and equity	$88,172	$5,838	$26,454	$474,385	$(102,865)	$491,984

December 31, 2017
Assets:
Short-term investments(a)	$2,541	$-	$-	$11,559	$(3,714)	$10,386
Other investments(b)	6,004	-	-	305,902	-	311,906
Total investments	8,545	-	-	317,461	(3,714)	322,292
Cash	3	-	20	2,339	-	2,362
Loans to subsidiaries(c)	35,004	-	-	517	(35,521)	-
Investment in consolidated subsidiaries(c)	40,135	-	30,359	-	(70,494)	-
Other assets, including deferred income taxes(d)	16,016	-	170	159,594	(2,133)	173,647
Total assets	$99,703	$-	$30,549	$479,911	$(111,862)	$498,301
Liabilities:
Insurance liabilities	$-	$-	$-	$282,105	$-	$282,105
Long-term debt	21,557	-	642	9,441	-	31,640
Other liabilities, including intercompany balances(b)	12,458	-	143	112,275	(6,028)	118,848
Loans from subsidiaries(c)	517	-	-	35,004	(35,521)	-
Total liabilities	34,532	-	785	438,825	(41,549)	432,593
Total AIG shareholders’ equity	65,171	-	29,764	40,549	(70,313)	65,171
Non-redeemable noncontrolling interests	-	-	-	537	-	537
Total equity	65,171	-	29,764	41,086	(70,313)	65,708
Total liabilities and equity	$99,703	$-	$30,549	$479,911	$(111,862)	$498,301

(a)  At December 31, 2018, includes restricted cash of $124 million and $18 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively. At December 31, 2017, includes restricted cash of $4 million and $54 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively.

(b)  Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(c)  Eliminated in consolidation.

(d)  At December 31, 2018, includes restricted cash of $1 million and $342 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively. At December 31, 2017, includes restricted cash of $1 million and $316 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively.

318                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Income (Loss)

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2018
Revenues:
Equity in earnings of consolidated subsidiaries*	$(580)	$(240)	$2,847	$-	$(2,027)	$-
Other income	938	23	1	46,506	(79)	47,389
Total revenues	358	(217)	2,848	46,506	(2,106)	47,389
Expenses:
Interest expense	954	18	50	302	(15)	1,309
Loss on extinguishment of debt	-	-	-	7	-	7
Other expenses	803	27	3	45,048	(65)	45,816
Total expenses	1,757	45	53	45,357	(80)	47,132
Income (loss) from continuing operations before income tax
expense (benefit)	(1,399)	(262)	2,795	1,149	(2,026)	257
Income tax expense (benefit)	(1,433)	-	39	1,548	-	154
Income (loss) from continuing operations	34	(262)	2,756	(399)	(2,026)	103
Loss from discontinued operations, net
of income taxes	(40)	-	-	(2)	-	(42)
Net income (loss)	(6)	(262)	2,756	(401)	(2,026)	61
Less:
Net income from continuing operations
attributable to noncontrolling interests	-	-	-	67	-	67
Net income (loss) attributable to AIG	$(6)	$(262)	$2,756	$(468)	$(2,026)	$(6)
Year Ended December 31, 2017
Revenues:
Equity in earnings of consolidated subsidiaries*	$(149)	$-	$1,978	$-	$(1,829)	$-
Other income	891	-	-	48,802	(173)	49,520
Total revenues	742	-	1,978	48,802	(2,002)	49,520
Expenses:
Interest expense	949	-	50	176	(7)	1,168
(Gain) loss on extinguishment of debt	2	-	-	(7)	-	(5)
Other expenses	952	-	2	46,116	(179)	46,891
Total expenses	1,903	-	52	46,285	(186)	48,054
Income (loss) from continuing operations before income tax
expense (benefit)	(1,161)	-	1,926	2,517	(1,816)	1,466
Income tax expense (benefit)	4,922	-	(3)	2,607	-	7,526
Income (loss) from continuing operations	(6,083)	-	1,929	(90)	(1,816)	(6,060)
Income (loss) from discontinued operations, net
of income taxes	(1)	-	-	5	-	4
Net income (loss)	(6,084)	-	1,929	(85)	(1,816)	(6,056)
Less:
Net income (loss) from continuing operations
attributable to noncontrolling interests	-	-	-	28	-	28
Net income (loss) attributable to AIG	$(6,084)	$-	$1,929	$(113)	$(1,816)	$(6,084)

AIG | 2018 Form 10-K                          319

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2016
Revenues:
Equity in earnings of consolidated subsidiaries*	$(1,269)	$-	$(197)	$-	$1,466	$-
Other income	516	-	5	52,875	(1,029)	52,367
Total revenues	(753)	-	(192)	52,875	437	52,367
Expenses:
Interest expense	988	-	51	227	(6)	1,260
(Gain) loss on extinguishment of debt	77	-	-	(3)	-	74
Other expenses	295	-	16	51,819	(1,023)	51,107
Total expenses	1,360	-	67	52,043	(1,029)	52,441
Income (loss) from continuing operations before income tax
expense (benefit)	(2,113)	-	(259)	832	1,466	(74)
Income tax expense (benefit)	(1,301)	-	(21)	1,507	-	185
Income (loss) from continuing operations	(812)	-	(238)	(675)	1,466	(259)
Loss from discontinued operations, net
of income taxes	(37)	-	-	(53)	-	(90)
Net income (loss)	(849)	-	(238)	(728)	1,466	(349)
Less:
Net income from continuing operations
attributable to noncontrolling interests	-	-	-	500	-	500
Net income (loss) attributable to AIG	$(849)	$-	$(238)	$(1,228)	$1,466	$(849)

*    Eliminated in consolidation.

320                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Comprehensive Income (Loss)

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2018
Net income (loss)	$(6)	$(262)	$2,756	$(401)	$(2,026)	$61
Other comprehensive income (loss)	(6,302)	-	2,508	12,298	(14,797)	(6,293)
Comprehensive income (loss)	(6,308)	(262)	5,264	11,897	(16,823)	(6,232)
Total comprehensive income attributable to
noncontrolling interests	-	-	-	76	-	76
Comprehensive income (loss) attributable to AIG	$(6,308)	$(262)	$5,264	$11,821	$(16,823)	$(6,308)
Year Ended December 31, 2017
Net income (loss)	$(6,084)	$-	$1,929	$(85)	$(1,816)	$(6,056)
Other comprehensive income (loss)	2,235	-	7,851	17,857	(25,708)	2,235
Comprehensive income (loss)	(3,849)	-	9,780	17,772	(27,524)	(3,821)
Total comprehensive income attributable to
noncontrolling interests	-	-	-	28	-	28
Comprehensive income (loss) attributable to AIG	$(3,849)	$-	$9,780	$17,744	$(27,524)	$(3,849)
Year Ended December 31, 2016
Net income (loss)	$(849)	$-	$(238)	$(728)	$1,466	$(349)
Other comprehensive income (loss)	693	-	4,080	52,153	(56,233)	693
Comprehensive income (loss)	(156)	-	3,842	51,425	(54,767)	344
Total comprehensive income attributable to
noncontrolling interests	-	-	-	500	-	500
Comprehensive income (loss) attributable to AIG	$(156)	$-	$3,842	$50,925	$(54,767)	$(156)

AIG | 2018 Form 10-K                          321

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Cash Flows

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2018
Net cash (used in) provided by operating activities	$1,256	$656	$2,445	$1,651	$(5,947)	$61
Cash flows from investing activities:
Sales of investments	5,587	13	-	59,918	(3,206)	62,312
Sales of divested businesses, net	-	-	-	10	-	10
Purchase of investments	(1,980)	-	-	(59,778)	3,206	(58,552)
Loans to subsidiaries – net	868	-	-	(90)	(778)	-
Contributions from (to) subsidiaries - net	1	-	-	-	(1)	-
Acquisition of businesses, net of cash and
restricted cash acquired	(5,475)	112	-	(354)	-	(5,717)
Net change in short-term investments	1,533	-	-	(9)	-	1,524
Other, net	(73)	-	-	273	-	200
Net cash (used in) provided by investing activities	461	125	-	(30)	(779)	(223)
Cash flows from financing activities:
Issuance of long-term debt	2,470	-	-	2,264	-	4,734
Repayments of long-term debt	(1,493)	(350)	-	(1,829)	-	(3,672)
Purchase of common stock	(1,739)	-	-	-	-	(1,739)
Intercompany loans - net	90	-	-	(868)	778	-
Cash dividends paid	(1,138)	(6)	(2,456)	(3,485)	5,947	(1,138)
Other, net	212	(416)	-	2,812	1	2,609
Net cash (used in) provided by financing activities	(1,598)	(772)	(2,456)	(1,106)	6,726	794
Effect of exchange rate changes on cash and
restricted cash	-	-	-	(11)	-	(11)
Change in cash and restricted cash	119	9	(11)	504	-	621
Cash and restricted cash at beginning of year	8	-	20	2,709	-	2,737
Cash and restricted cash at end of year	$127	$9	$9	$3,213	$-	$3,358

Year Ended December 31, 2017
Net cash (used in) provided by operating activities	$36	$-	$1,413	$(6,659)	$(2,608)	$(7,818)
Cash flows from investing activities:
Sales of investments	5,821	-	-	74,477	(3,758)	76,540
Sales of divested businesses, net	40	-	-	752	-	792
Purchase of investments	(2,465)	-	-	(64,539)	3,758	(63,246)
Loans to subsidiaries – net	199	-	-	63	(262)	-
Contributions from (to) subsidiaries - net	2,446	-	-	-	(2,446)	-
Net change in short-term investments	1,994	-	-	104	-	2,098
Other, net	(183)	-	(5)	(1,955)	-	(2,143)
Net cash (used in) provided by investing activities	7,852	-	(5)	8,902	(2,708)	14,041
Cash flows from financing activities:
Issuance of long-term debt	1,505	-	-	1,851	-	3,356
Repayments of long-term debt	(1,724)	-	-	(1,974)	-	(3,698)
Purchase of common stock	(6,275)	-	-	-	-	(6,275)
Intercompany loans - net	(63)	-	-	(199)	262	-
Cash dividends paid	(1,172)	-	(1,422)	(1,186)	2,608	(1,172)
Other, net	(154)	-	-	(200)	2,446	2,092
Net cash (used in) provided by financing activities	(7,883)	-	(1,422)	(1,708)	5,316	(5,697)
Effect of exchange rate changes on cash and
restricted cash	-	-	-	(29)	-	(29)
Change in cash and restricted cash	5	-	(14)	506	-	497
Cash and restricted cash at beginning of year	3	-	34	2,070	-	2,107
Change in cash of businesses held for sale	-	-	-	133	-	133
Cash and restricted cash at end of year	$8	$-	$20	$2,709	$-	$2,737

322                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2016
Net cash (used in) provided by operating activities	$2,112	$-	$1,707	$3,634	$(3,951)	$3,502
Cash flows from investing activities:
Sales of investments	5,769	-	-	80,453	(11,685)	74,537
Sales of divested businesses, net	2,160	-	-	649	-	2,809
Purchase of investments	(1,002)	-	-	(80,668)	11,685	(69,985)
Loans to subsidiaries – net	1,525	-	-	(3)	(1,522)	-
Contributions from (to) subsidiaries - net	1,637	-	-	-	(1,637)	-
Net change in short-term investments	(1,170)	-	-	(1,919)	-	(3,089)
Other, net	(141)	-	-	(879)	-	(1,020)
Net cash (used in) provided by investing activities	8,778	-	-	(2,367)	(3,159)	3,252
Cash flows from financing activities:
Issuance of long-term debt	3,831	-	-	2,123	-	5,954
Repayments of long-term debt	(1,996)	-	(63)	(2,023)	-	(4,082)
Purchase of common stock	(11,460)	-	-	-	-	(11,460)
Intercompany loans - net	3	-	(3)	(1,522)	1,522	-
Cash dividends paid	(1,372)	-	(1,723)	(2,228)	3,951	(1,372)
Other, net	(309)	-	-	2,799	1,637	4,127
Net cash (used in) provided by financing activities	(11,303)	-	(1,789)	(851)	7,110	(6,833)
Effect of exchange rate changes on cash and
restricted cash	-	-	-	55	-	55
Change in cash and restricted cash	(413)	-	(82)	471	-	(24)
Cash and restricted cash at beginning of year	416	-	116	1,706	-	2,238
Change in cash of businesses held for sale	-	-	-	(107)	-	(107)
Cash and restricted cash at end of year	$3	$-	$34	$2,070	$-	$2,107

AIG | 2018 Form 10-K                          323

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2018
Cash	$2	$9	$9	$2,853	$-	$2,873
Restricted cash included in Short-term investments	124	-	-	18	-	142
Restricted cash included in Other assets	1	-	-	342	-	343
Total cash and restricted cash shown in the Condensed
Consolidating Statements of Cash Flows	$127	$9	$9	$3,213	$-	$3,358
Cash (paid) received during the year ended
December 31, 2018 for:
Interest:
Third party	$(914)	$(17)	$(48)	$(333)	$-	$(1,312)
Intercompany	1	-	(1)	-	-	-
Taxes:
Income tax authorities	$(32)	$-	$-	$(122)	$-	$(154)
Intercompany	895	-	-	(895)	-	-

Year Ended December 31, 2017
Cash	$3	$-	$20	$2,339	$-	$2,362
Restricted cash included in Short-term investments	4	-	-	54	-	58
Restricted cash included in Other assets	1	-	-	316	-	317
Total cash and restricted cash shown in the Condensed
Consolidating Statements of Cash Flows	$8	$-	$20	$2,709	$-	$2,737
Cash (paid) received during the year ended
December 31, 2017 for:
Interest:
Third party	$(948)	$-	$(48)	$(286)	$-	$(1,282)
Intercompany	-	-	(1)	1	-	-
Taxes:
Income tax authorities	$(329)	$-	$-	$(215)	$-	$(544)
Intercompany	614	-	-	(614)	-	-

Year Ended December 31, 2016
Cash	$2	$-	$34	$1,832	$-	$1,868
Restricted cash included in Short-term investments	-	-	-	46	-	46
Restricted cash included in Other assets	1	-	-	192	-	193
Total cash and restricted cash shown in the Condensed
Consolidating Statements of Cash Flows	$3	$-	$34	$2,070	$-	$2,107
Cash (paid) received during the year ended
December 31, 2016 for:
Interest:
Third party	$(975)	$-	$(52)	$(304)	$-	$(1,331)
Intercompany	2	-	-	(2)	-	-
Taxes:
Income tax authorities	$(15)	$-	$-	$(478)	$-	$(493)
Intercompany	479	-	-	(479)	-	-

324                             AIG | 2018 Form 10-K

ITEM 8 |  Notes to Consolidated Financial Statements |  25. Information Provided in Connection with Outstanding Debt

AMERICAN INTERNATIONAL GROUP, INC. (AS GUARANTOR) SUPPLEMENTARY DISCLOSURE OF NON-CASH ACTIVITIES:

Years Ended December 31,
(in millions)	2018	2017	2016
Intercompany non-cash financing and investing activities:
Capital contributions	$2,369	$259	$3,245
Dividends received in the form of securities	745	735	5,234
Return of capital	2,706	26	-
Fixed maturity securities received in exchange for equity securities	-	-	440
Non-cash financing/investing activities:
Non-cash consideration received from sale of United Guaranty	-	-	1,101

26. Subsequent Events

DIVIDENDS DECLARED AND INCREASE IN SHARE REPURCHASE AUTHORIZATION

On February 13, 2019, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2019 to shareholders of record on March 15, 2019.

On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of $1.5 billion, resulting in an aggregate remaining authorization on such date of approximately $2.0 billion.

AIG | 2018 Form 10-K                          325

Part II

ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A | Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation, which excluded the impact of the acquisitions of Validus Holdings and Glatfelter Insurance Group (collectively, the Acquired Businesses), was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2018. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

AIG management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

AIG management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control – Integrated Framework issued by the COSO.  The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

We excluded the Acquired Businesses from our assessment of internal control over financial reporting as of December 31, 2018 because they were acquired by the Company in purchase business combinations during 2018. The Acquired Businesses combined represented approximately 2 percent of consolidated assets at December 31, 2018 and approximately 3 percent of consolidated revenues for the year ended December 31, 2018.

Changes in Internal Control Over Financial Reporting

Other than integrating the Acquired Businesses, there have been no changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

326                             AIG | 2018 Form 10-K

Part III

ITEM 10 | Directors, Executive Officers and Corporate Governance

All information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG’s 2019 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

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

See Item 10 herein.

Part IV

ITEM 15 | Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules. See accompanying Index to Financial Statements.

(b) Exhibits. See accompanying Exhibit Index.

ITEM 16 | Form 10-K Summary

None.

AIG | 2018 Form 10-K                          327

Exhibit Index

Exhibit Number	Description	Location
2	Plan of acquisition, reorganization, arrangement, liquidation or succession
	(1) Stock Purchase Agreement dated as of August 15, 2016 between American International Group, Inc. and Arch Capital Group Ltd.	Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on August 16, 2016 (File No. 1-8787).
	(2) First Amendment to Stock Purchase Agreement, dated as of December 29, 2016 between American International Group, Inc. and Arch Capital Group Ltd.	Incorporated by reference to Exhibit 10.51 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8787).
	(3) Agreement and Plan of Merger, by and among AIG, Venus Holdings Limited and Validus Holdings, Ltd., dated January 21, 2018	Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 22, 2018 (File No. 1-8787).
3	Articles of incorporation and by‑laws
3(i)	Amended and Restated Certificate of Incorporation of AIG	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on June 28, 2017 (File No. 1-8787).
3(ii)	AIG By-laws, amended November 16, 2015	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 16, 2015 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures

Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.

	(1) Warrant Agreement (including Form of Warrant), dated as of January 6, 2011, between AIG and Wells Fargo Bank, N.A., as Warrant Agent	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8‑K filed with the SEC on January 7, 2011 (File No. 1‑8787).
	(2) Tax Asset Protection Plan, dated as of March 9, 2011, between AIG and Wells Fargo Bank, N.A., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 9, 2011 (File No. 1-8787).
	(3) Amendment No. 1, dated as of January 8, 2014, to Tax Asset Protection Plan, between AIG and Wells Fargo Bank, National Association, as Rights Agent	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on January 8, 2014 (File No. 1-8787).
	(4) Amendment No. 2, dated as of December 14, 2016, to Tax Asset Protection Plan, between AIG and Wells Fargo Bank, National Association, as Rights Agent	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 14, 2016 (File No. 1-8787).
9	Voting Trust Agreement	None.
10	Material contracts
	(1) AIG Amended and Restated Executive Severance Plan*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(2) AIG Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.62 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(3) AIG Amended and Restated Form of Non-Employee Director Deferred Stock Units Award Agreement*	Incorporated by reference to Exhibit 10.69 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).

328                             AIG | 2018 Form 10-K

(4) Fourth Amended and Restated Credit Agreement, dated as of June 27, 2017, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each Several L/C Agent party thereto

Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on June 27, 2017 (File No. 1-8787).
(5) American International Group, Inc. 2010 Stock Incentive Plan*	Incorporated by reference to AIG’s Definitive Proxy Statement, dated April 12, 2010 (Filed No. 1-8787).
(6) AIG Amended Form of 2010 Stock Incentive Plan DSU Award Agreement*	Incorporated by reference to Exhibit 10.14 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-8787).
(7) Release and Restrictive Covenant Agreement between AIG and Peter Hancock*	Incorporated by reference to Exhibit 99.3 to AIG’s Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
(8) Non-Competition and Non-Solicitation Agreement between AIG and Peter Hancock, dated February 8, 2010*	Incorporated by reference to Exhibit 99.4 to AIG’s Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
(9) Letter Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
(10) Non-Solicitation and Non-Disclosure Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
(11) Introductory Bonus Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
(12) Executive Officer Form of Release and Restrictive Covenant Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-8787).
(13) AIG Non-Qualified Retirement Income Plan (as amended)*	Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-8787).

(14) Master Transaction Agreement, dated as of April 19, 2011, by and among American Home Assurance Company, Chartis Casualty Company (f/k/a American International South Insurance Company), Chartis Property Casualty Company (f/k/a AIG Casualty Company), Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company, The Insurance Company of the State of Pennsylvania, Chartis Select Insurance Company (f/k/a AIG Excess Liability Insurance Company Ltd.), Chartis Specialty Insurance Company (f/k/a American International Specialty Lines Insurance Company), Landmark Insurance Company, Lexington Insurance Company, AIU Insurance Company, American International Reinsurance Company, Ltd. and American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and Chartis Overseas Limited acting as members of the Chartis Overseas Association as respects business written or assumed by or from affiliated companies of Chartis Inc. (collectively, the Reinsureds), Eaglestone Reinsurance Company and National Indemnity Company

Incorporated by reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).

AIG | 2018 Form 10-K                          329

(15) AIG 2013 Long-Term Incentive Plan (as amended)*	Incorporated by reference to Exhibit 10.35 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-8787).
(16) Form of 2015 Performance Share Units Award Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
(17) AIG Clawback Policy*	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
(18) AIG 2013 Short-Term Incentive Plan*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-8787).
(19) Form of 2013 Short-Term Incentive Plan Award Letter*	Incorporated by reference to Exhibit 10.5 of AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).
(20) AIG Annual Short-Term Incentive Plan (as amended)*	Incorporated by reference to Exhibit 10.43 on AIG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8787).
(21) AIG 2013 Omnibus Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement on Schedule 14A, dated April 4, 2013 (File No. 1-8787).
(22) AIG 2012 Executive Severance Plan (as amended)*	Incorporated by reference to Exhibit 10.1 of AIG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 1-8787).
(23) Form of AIG 2013 Omnibus Incentive Plan Non-Employee Director DSU Award Agreement*	Incorporated by reference to Exhibit 10.52 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8787).

(24) Aggregate Excess of Loss Reinsurance Agreement, dated January 20, 2017, by and between AIG Assurance Company, AIG Property Casualty Company, AIG Specialty Insurance Company, AIU Insurance Company, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company Of The State Of Pennsylvania and National Indemnity Company (portions of this exhibit have been redacted pursuant to a request for confidential treatment).

Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).

(25) Trust Agreement, dated January 20, 2017, by and among National Union Fire Insurance Company of Pittsburgh, Pa., National Indemnity Company, and Wells Fargo Bank, National Association (portions of this exhibit have been redacted pursuant to a request for confidential treatment).

Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
(26) Parental Guarantee Agreement, dated January 20, 2017, by Berkshire Hathaway Inc. in favor of National Union Fire Insurance Company of Pittsburgh, Pa.	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
(27) AIG Long Term Incentive Plan*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2017 (File No. 1-8787).

330                             AIG | 2018 Form 10-K

(28) Form of AIG Long Term Incentive Award Agreement*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2017 (File No. 1-8787).
(29) Letter Agreement between American International Group, Inc. and Peter D. Hancock, dated March 17, 2017*	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2017 (File No. 1-8787).
(30) Letter Agreement, dated November 3, 2010, between AIG and Siddhartha Sankaran*	Incorporated by reference to Exhibit 10.7 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8787).
(31) Non-Competition, Non-Solicitation and Non-Disclosure Agreement, dated November 5, 2010, between AIG and Siddhartha Sankaran*	Incorporated by reference to Exhibit 10.8 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8787).
(32) Letter Agreement, dated July 22, 2015, between AIG and Douglas A. Dachille*	Incorporated by reference to Exhibit 10.9 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8787).
(33) Non-Solicitation and Non-Disclosure Agreement, dated July 22, 2015, between AIG and Douglas A. Dachille*	Incorporated by reference to Exhibit 10.10 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8787).
(34) Letter Agreement, dated May 14, 2017, between American International Group, Inc. and Brian Duperreault*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on May 15, 2017 (File No. 1-8787).
(35) Form of Stock Option Award Agreement, between American International Group, Inc. and Brian Duperreault*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on May 15, 2017 (File No. 1-8787).
(36) Letter Agreement, dated July 3, 2017, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
(37) Non-Solicitation and Non-Disclosure Agreement, dated July 5, 2017, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
(38) Form of Stock Option Award Agreement, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
(39) Form of Long Term Incentive Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.60 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-8787).
(40) AIG Long Term Incentive Plan (as amended)*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-8787).
(41) Description of Non-Management Director Compensation*	Incorporated by reference to “Compensation of Directors” in AIG’s Definitive Proxy Statement on Schedule 14A, dated March 27, 2018 (File No. 1-8787).
(42) AIG Long Term Incentive Plan (as amended and restated)*	Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 1-8787).
(43) Release and Restrictive Covenant Agreement between AIG and Siddhartha Sankaran, dated December 7, 2018*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 7, 2018 (File No. 1-8787).

AIG | 2018 Form 10-K                          331

	(44) Letter Agreement, dated May 10, 2018, between AIG and Mark Lyons*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K/A, Amendment No. 1, filed with the SEC on December 14, 2018 (File No. 1-8787).
	(45) Non-Solicitation and Non-Disclosure Agreement, dated May 13, 2018, between AIG and Mark Lyons*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K/A, Amendment No. 1, filed with the SEC on December 14, 2018 (File No. 1-8787).
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Powers of attorney	Included on signature page and filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
99.02	Securities Registered pursuant to Section 12(b) of the Act	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three years ended December 31, 2018, (iii) the Consolidated Statements of Equity for the three years ended December 31, 2018, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2018, (v) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2018 and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith.

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

332                             AIG | 2018 Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th of February, 2019.

                                                                                                                AMERICAN INTERNATIONAL GROUP, INC.

                                                                                                                By                      /S/ BRIAN DUPERREAULT

                                                                                                                        (Brian Duperreault, President and Chief Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Duperreault and Mark D. Lyons, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th of February, 2019.

AIG | 2018 Form 10-K                          333

SIGNATURE	TITLE
/S/ BRIAN DUPERREAULT	President, Chief Executive Officer and Director (Principal Executive Officer)
(Brian Duperreault)
/S/ MARK D. LYONS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
(Mark D. Lyons)
/S/ JONATHAN WISMER	Senior Vice President – Deputy Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)
(Jonathan Wismer)
/S/ W. DON CORNWELL	Director
(W. Don Cornwell)
/S/ JOHN H. FITZPATRICK	Director
(John H. Fitzpatrick)
/S/ WILLIAM G. JURGENSEN	Director
(William G. Jurgensen)
/S/ CHRISTOPHER S. LYNCH	Director
(Christopher S. Lynch)
/S/ HENRY S. MILLER	Director
(Henry S. Miller)
/S/ LINDA A. MILLS	Director
(Linda A. Mills)
/S/ THOMAS F. MOTAMED	Director
(Thomas F. Motamed)
/S/ SUZANNE NORA JOHNSON	Director
(Suzanne Nora Johnson)
/S/ RONALD A. RITTENMEYER	Director
(Ronald A. Rittenmeyer)
/S/ DOUGLAS M. STEENLAND	Director
(Douglas M. Steenland)
/S/ THERESA M. STONE	Director
(Theresa M. Stone)

334                             AIG | 2018 Form 10-K

Summary of Investments — Other than Investments in Related Parties

			Schedule I

			Amount at
At December 31, 2018			which shown in
(in millions)	Cost(a)	Fair Value	the Balance Sheet
Fixed maturities:
U.S. government and government sponsored entities	$5,835	$5,925	$5,925
Obligations of states, municipalities and political subdivisions	15,421	16,001	16,001
Non-U.S. governments	14,421	14,570	14,570
Public utilities	17,431	17,628	17,628
All other corporate debt securities	114,676	114,743	114,743
Mortgage-backed, asset-backed and collateralized	69,411	71,939	71,939
Total fixed maturity securities	237,195	240,806	240,806
Equity securities and mutual funds:
Common stock:
Public utilities	1	1	1
Banks, trust and insurance companies	784	784	784
Industrial, miscellaneous and all other	320	320	320
Total common stock	1,105	1,105	1,105
Preferred stock	13	13	13
Mutual funds	135	135	135
Total equity securities and mutual funds(b)	1,253	1,253	1,253
Mortgage and other loans receivable, net of allowance	43,135	43,627	43,135
Other invested assets	19,938	19,341	19,341
Short-term investments, at cost (approximates fair value)	9,674	9,674	9,674
Derivative assets(c)	916	916	916
Total investments	$312,111	$315,617	$315,125

(a)  Original cost of fixed maturities is reduced by other-than-temporary impairment charges and by repayments and adjusted for amortization of premiums or accretion of discounts.

(b)  As a result of the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer classified and accounted for as available for sale securities.

(c)  The balance is reported in Other assets.

AIG | 2018 Form 10-K                          335

Condensed Financial Information of Registrant

Balance Sheets — Parent Company Only

	Schedule II

December 31,
(in millions)	2018	2017
Assets:
Short-term investments(a)	$1,141	$2,541
Other investments	3,377	6,004
Total investments	4,518	8,545
Cash	2	3
Loans to subsidiaries(b)	34,963	35,004
Due from affiliates - net(b)	1,206	1,585
Intercompany tax receivable(b)	3,053	3,058
Deferred income taxes	10,747	11,030
Investments in consolidated subsidiaries(b)	33,300	40,135
Other assets(c)	383	343
Total assets	$88,172	$99,703
Liabilities:
Due to affiliate(b)	$2,329	$4,340
Intercompany tax payable(b)	2,954	4,577
Deferred tax liabilities	-	-
Notes and bonds payable	20,853	20,339
Junior subordinated debt	1,548	841
MIP notes payable	-	356
Series AIGFP matched notes and bonds payable	21	21
Loans from subsidiaries(b)	615	517
Other liabilities (includes intercompany derivative liabilities of $105 in 2018 and $63 in 2017)	3,491	3,541
Total liabilities	31,811	34,532
AIG Shareholders’ equity:
Common stock	4,766	4,766
Treasury stock	(49,144)	(47,595)
Additional paid-in capital	81,268	81,078
Retained earnings	20,884	21,457
Accumulated other comprehensive income	(1,413)	5,465
Total AIG shareholders’ equity	56,361	65,171
Total liabilities and equity	$88,172	$99,703

(a)  At December 31, 2018 and 2017, included restricted cash of $124 million and $4 million, respectively.

(b)  Eliminated in consolidation.

(c)  At December 31, 2018 and 2017, included restricted cash of $1 million and $1 million, respectively.

See accompanying Notes to Condensed Financial Information of Registrant.

336                             AIG | 2018 Form 10-K

Condensed Financial Information of Registrant (Continued)
Statements of Income — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2018	2017	2016
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(5,160)	$(2,375)	$(8,633)
Dividend income from consolidated subsidiaries(a)	4,580	2,226	7,364
Interest income(b)	961	656	411
Net realized capital gains (losses)	(49)	46	2
Other income	26	189	103
Expenses:
Interest expense	954	949	988
Net loss on extinguishment of debt	-	2	77
Net (gain) loss on sale of divested businesses(c)	3	30	(690)
Other expenses	800	922	985
Loss from continuing operations before income tax expense (benefit)	(1,399)	(1,161)	(2,113)
Income tax expense (benefit)	(1,433)	4,922	(1,301)
Net income (loss)	34	(6,083)	(812)
Loss from discontinued operations	(40)	(1)	(37)
Net income (loss) attributable to AIG Parent Company	$(6)	$(6,084)	$(849)
(a) Eliminated in consolidation.
(b) Includes interest income on intercompany borrowings of $840 million, $512 million and $294 million on December 31, 2018, 2017 and 2016, respectively, eliminated in consolidation.
(c) Primarily includes pre-tax gain of $697 million on the sale of United Guaranty on December 31, 2016.
See accompanying Notes to Condensed Financial Information of Registrant.

Condensed Financial Information of Registrant (Continued)
Statements of Comprehensive Income — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2018	2017	2016
Net income	$(6)	$(6,084)	$(849)
Other comprehensive income	(6,302)	2,235	693
Total comprehensive loss attributable to AIG	$(6,308)	$(3,849)	$(156)

See accompanying Notes to Condensed Financial Information of Registrant.

AIG | 2018 Form 10-K                          337

Condensed Financial Information of Registrant (Continued)
Statements of Cash Flows — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2018	2017	2016
Net cash provided by operating activities	$1,256	$36	$2,112
Cash flows from investing activities:
Sales and maturities of investments	5,587	5,714	5,598
Sales of divested businesses	-	40	2,160
Purchase of investments	(1,980)	(2,465)	(1,002)
Net change in short-term investments	1,533	1,994	(1,170)
Contributions to subsidiaries - net	1	2,446	1,637
Acquisition of business	(5,475)	-	-
Mortgage and other loan receivables - originations and purchases	-	-	(85)
Payments received on mortgages and other loan receivables	-	107	171
Loans to subsidiaries - net	868	199	1,525
Other, net	(73)	(183)	(56)
Net cash provided by investing activities	461	7,852	8,778
Cash flows from financing activities:
Issuance of long-term debt	2,470	1,505	3,831
Repayment of long-term debt	(1,493)	(1,724)	(1,996)
Cash dividends paid	(1,138)	(1,172)	(1,372)
Loans from subsidiaries - net	90	(63)	3
Purchase of Common Stock	(1,739)	(6,275)	(11,460)
Other, net	212	(154)	(309)
Net cash used in financing activities	(1,598)	(7,883)	(11,303)
Change in cash and restricted cash	119	5	(413)
Cash and restricted cash at beginning of year	8	3	416
Cash and restricted cash at end of year	$127	$8	$3

Supplementary disclosure of cash flow information:
	Years Ended December 31,
(in millions)	2018	2017	2016
Cash	$2	3	2
Restricted cash included in Short-term investments	124	$4	$-
Restricted cash included in Other assets	1	1	1
Total cash and restricted cash shown in Statements of Cash Flows — Parent Company Only	$127	$8	$3

Cash (paid) received during the period for:
Interest:
Third party	$(914)	$(948)	$(975)
Intercompany	1	-	2
Taxes:
Income tax authorities	(32)	(329)	(15)
Intercompany	895	614	479
Intercompany non-cash financing and investing activities:
Capital contributions	2,369	259	3,245
Return of capital	2,706	26	-
Dividends received in the form of securities	745	735	5,234
Fixed maturity securities received in exchange for equity securities	-	-	440
Non-cash financing/investing activities
Non-cash consideration received from sale of United Guaranty	-	-	1,101

See accompanying Notes to Condensed Financial Information of Registrant.

338                             AIG | 2018 Form 10-K

Notes to Condensed Financial Information of Registrant

American International Group, Inc.’s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant’s 2018 Annual Report on Form 10-K for the year ended December 31, 2018 (Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 15, 2019.

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

AIG | 2018 Form 10-K                          339

Supplementary Insurance Information

						Schedule III

At December 31, 2018 and 2017

				Liability
				for Unpaid
				Losses and
				Loss
			Deferred	Adjustment		Policy
			Policy	Expenses,		and
			Acquisition	Future Policy	Unearned	Contract
Segment (in millions)			Costs	Benefits	Premiums	Claims
2018
General Insurance companies			$2,890	$113,696	$19,235	$14
Life and Retirement companies			9,804	13,431	13	843
Other(a)			-	1,447	-	7
			$12,694	$128,574	$19,248	$864
2017
General Insurance companies			$2,587	$73,530	$18,795	$-
Life and Retirement companies			8,407	44,615	-	851
Other(a)			-	5,680	235	9
			$10,994	$123,825	$19,030	$860

For the years ended December 31, 2018, 2017 and 2016

			Losses	Amortization
	Premiums		and Loss	of Deferred
	and	Net	Expenses	Policy	Other	Net
	Policy	Investment	Incurred,	Acquisition	Operating	Premiums
Segment (in millions)	Fees	Income	Benefits	Costs	Expenses	Written(b)
2018
General Insurance	$27,505	$2,668	$20,824	$4,596	$5,222	$26,407
Life and Retirement	5,261	7,922	7,692	680	2,412	-
Other Operations(a)	39	(439)	357	5	-	199
Legacy Operations	600	2,325	2,293	105	-	-
	$33,405	$12,476	$31,166	$5,386	$7,634	$26,606
2017
General Insurance	$26,026	$3,668	$21,642	$3,765	$5,100	$25,438
Life and Retirement	6,844	7,816	8,607	743	2,296	-
Other Operations(a)	712	(81)	1,076	(296)	-	314
Legacy Operations	727	2,776	2,239	76	-	4
	$34,309	$14,179	$33,564	$4,288	$7,396	$25,756
2016
General Insurance	$29,586	$3,554	$25,103	$4,121	$5,967	$28,393
Life and Retirement	4,878	7,622	6,945	613	2,700	-
Other Operations(a)	1,845	(24)	743	(321)	-	819
Legacy Operations	816	2,913	3,351	108	-	21
	$37,125	$14,065	$36,142	$4,521	$8,667	$29,233

(a)  Includes consolidation and elimination entries.

(b)  Balances reflect the segment changes discussed in Note 3 – Segment Information to the Consolidated Financial Statements.

340                             AIG | 2018 Form 10-K

Reinsurance

					Schedule IV

At December 31, 2018, 2017 and 2016 and for the years then ended

					Percent of
		Ceded to	Assumed		Amount
	Gross	Other	from Other		Assumed
(in millions)	Amount	Companies	Companies	Net Amount	to Net
2018
Long-duration insurance in force	$1,094,774	$228,846	$300	$866,228	-%
Premiums:
General Insurance companies	$30,335	$7,755	$4,026	$26,606	15.1%
Life and Retirement companies	3,488	850	405	3,043	13.3
Other	-	-	-	-	-
Total	$33,823	$8,605	$4,431	$29,649	14.9%
2017
Long-duration insurance in force	$1,061,095	$202,402	$321	$859,014	-%
Premiums:
General Insurance companies	$30,205	$7,533	$3,084	$25,756	12.0%
Life and Retirement companies	5,053	809	285	4,529	6.3
Other	-	-	-	-	-
Total	$35,258	$8,342	$3,369	$30,285	11.1%
2016
Long-duration insurance in force	$1,025,653	$174,363	$339	$851,629	-%
Premiums:
General Insurance companies	$33,970	$7,561	$2,824	$29,233	9.7%
Life and Retirement companies	4,609	789	123	3,943	3.1
Other	-	-	-	-	-
Total	$38,579	$8,350	$2,947	$33,176	8.9%

AIG | 2018 Form 10-K                          341

Valuation and Qualifying Accounts

							Schedule V

For the years ended December 31, 2018, 2017 and 2016

		Additions			Reclassified
	Balance,	Charged to			to Assets of
	Beginning	Costs and			Businesses	Divested	Other	Balance,
(in millions)	of year	Expenses	Charge Offs	Acquisitions	Held for Sale	Businesses	Changes*	End of year
2018
Allowance for mortgage and
other loans receivable	$322	$93	$(19)	$-	$-	$-	$1	$397
Allowance for premiums and
insurances balances receivable	236	2	(20)	-	-	-	(2)	216
Allowance for reinsurance assets	187	(8)	(45)	8	-	-	(2)	140
Federal and foreign valuation
allowance for deferred tax assets	1,374	21	-	82	-	-	302	1,779
2017
Allowance for mortgage and
other loans receivable	$297	$49	$(25)	$-	$-	$-	$1	$322
Allowance for premiums and
insurances balances receivable	262	36	(58)	-	-	(8)	4	236
Allowance for reinsurance assets	207	33	(50)	-	-	-	(3)	187
Federal and foreign valuation
allowance for deferred tax assets	2,831	43	-	-	-	-	(1,500)	1,374
2016
Allowance for mortgage and
other loans receivable	$308	$(7)	$(15)	$-	$-	$-	$11	$297
Allowance for premiums and
insurances balances receivable	333	26	(88)	-	(2)	(7)	-	262
Allowance for reinsurance assets	272	(23)	(34)	-	(8)	-	-	207
Federal and foreign valuation
allowance for deferred tax assets	3,012	83	-	-	-	-	(264)	2,831

*    Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

342                             AIG | 2018 Form 10-K