Form 10-Q
period 2019-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2019-05-07
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019	Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☑

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $2.50 Per Share	AIG	New York Stock Exchange
Warrants (expiring January 19, 2021)	AIG WS	New York Stock Exchange
5.75% Series A-2 Junior Subordinated Debentures	AIG 67BP	New York Stock Exchange
4.875% Series A-3 Junior Subordinated Debentures	AIG 67EU	New York Stock Exchange
Stock Purchase Rights		New York Stock Exchange
Depository Shares Each Representing a 1/1,000th Interest in a Share of Series A 5.85% Non-Cumulative Perpetual Preferred Stock	AIG PRA	New York Stock Exchange

As of May 2, 2019, there were 869,753,584 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

March 31, 2019

AIG | First Quarter 2019 Form 10-Q          1

Part I – Financial Information

Item 1. | Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in millions, except for share data)	2019	2018
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2019 - $228,608; 2018 - $225,780)	$238,201	$229,391
Other bond securities, at fair value (See Note 6)	11,511	11,415
Equity Securities, at fair value (See Note 6)	841	1,253
Mortgage and other loans receivable, net of allowance	43,834	43,135
Other invested assets (portion measured at fair value: 2019 - $5,759; 2018 - $5,894)	19,343	19,341
Short-term investments, including restricted cash of $251 in 2019 and $142 in 2018
(portion measured at fair value: 2019 - $4,040; 2018 - $3,015)	11,133	9,674
Total investments	324,863	314,209

Cash	2,565	2,873
Accrued investment income	2,482	2,389
Premiums and other receivables, net of allowance	12,655	11,011
Reinsurance assets, net of allowance	40,558	38,172
Deferred income taxes	14,545	15,221
Deferred policy acquisition costs	12,128	12,694
Other assets, including restricted cash of $363 in 2019 and $343 in 2018
(portion measured at fair value: 2019 - $951; 2018 - $973)	14,308	13,568
Separate account assets, at fair value	88,818	81,847
Total assets	$512,922	$491,984
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$82,496	$83,639
Unearned premiums	20,812	19,248
Future policy benefits for life and accident and health insurance contracts	46,508	44,935
Policyholder contract deposits (portion measured at fair value: 2019 - $4,878; 2018 - $4,116)	145,380	142,262
Other policyholder funds	3,493	3,568
Other liabilities (portion measured at fair value: 2019 - $1,421; 2018 - $1,265)	27,546	24,636
Long-term debt (portion measured at fair value: 2019 - $2,263; 2018 - $2,213)	35,776	34,540
Separate account liabilities	88,818	81,847
Total liabilities	450,829	434,675
Contingencies, commitments and guarantees (See Note 11)

AIG shareholders’ equity:
Series A Non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares
authorized; shares issued: 2019 - 20,000 and 2018 - 0; liquidation preference $500	485	-
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2019 - 1,906,671,492 and
2018 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2019 - 1,036,934,591 shares; 2018 - 1,040,062,063 shares of common stock	(48,999)	(49,144)
Additional paid-in capital	81,148	81,268
Retained earnings	21,259	20,884
Accumulated other comprehensive income (loss)	2,128	(1,413)
Total AIG shareholders’ equity	60,787	56,361
Non-redeemable noncontrolling interests	1,306	948
Total equity	62,093	57,309
Total liabilities and equity	$512,922	$491,984

See accompanying Notes to Condensed Consolidated Financial Statements.

2          AIG | First Quarter 2019 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(dollars in millions, except per share data)	2019	2018
Revenues:
Premiums	$8,070	$7,275
Policy fees	735	764
Net investment income	3,879	3,261
Net realized capital losses:
Total other-than-temporary impairments on available for sale securities	(80)	(75)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(3)	(12)
Net other-than-temporary impairments on available for sale
securities recognized in net income	(83)	(87)
Other realized capital gains (losses)	(363)	68
Total net realized capital losses	(446)	(19)
Other income	218	431
Total revenues	12,456	11,712
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,679	5,667
Interest credited to policyholder account balances	940	916
Amortization of deferred policy acquisition costs	1,289	1,358
General operating and other expenses	2,053	2,271
Interest expense	349	277
(Gain) loss on extinguishment of debt	(2)	4
Net gain on sale of divested businesses	(6)	(8)
Total benefits, losses and expenses	11,302	10,485
Income from continuing operations before income tax expense	1,154	1,227
Income tax expense	217	277
Income from continuing operations	937	950
Loss from discontinued operations, net of income tax expense	-	(1)
Net income	937	949
Less:
Net income from continuing operations attributable to
noncontrolling interests	283	11
Net income attributable to AIG	$654	$938

Income per common share attributable to AIG:
Basic:
Income from continuing operations	$0.75	$1.03
Income from discontinued operations	$-	$-
Net income attributable to AIG	$0.75	$1.03
Diluted:
Income from continuing operations	$0.75	$1.01
Income from discontinued operations	$-	$-
Net income attributable to AIG	$0.75	$1.01
Weighted average shares outstanding:
Basic	875,383,084	907,951,597
Diluted	877,512,244	925,266,577

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2019 Form 10-Q          3

American International Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Net income	$937	$949
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which
other-than-temporary credit impairments were taken	676	(150)
Change in unrealized appreciation (depreciation) of all other investments	2,708	(2,708)
Change in foreign currency translation adjustments	164	158
Change in retirement plan liabilities adjustment	(1)	29
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	-	2
Other comprehensive income (loss)	3,547	(2,669)
Comprehensive income (loss)	4,484	(1,720)
Comprehensive income attributable to noncontrolling interests	289	11
Comprehensive income (loss) attributable to AIG	$4,195	$(1,731)

See accompanying Notes to Condensed Consolidated Financial Statements.

4          AIG | First Quarter 2019 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Three Months Ended March 31, 2019
Balance, beginning of year	$-	$4,766	$(49,144)	$81,268	$20,884	$(1,413)	$56,361	$948	$57,309
Preferred stock issued	485	-	-	-	-	-	485	-	485
Common stock issued under stock plans	-	-	145	(222)	-	-	(77)	-	(77)
Purchase of common stock	-	-	-	-	-	-	-	-	-
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	654	-	654	283	937
Dividends	-	-	-	-	(278)	-	(278)	-	(278)
Other comprehensive income	-	-	-	-	-	3,541	3,541	6	3,547
Current and deferred income taxes	-	-	-	(1)	-	-	(1)	-	(1)
Net increase due to acquisitions
and consolidations	-	-	-	-	-	-	-	108	108
Contributions from noncontrolling interests	-	-	-	-	-	-	-	12	12
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(59)	(59)
Other	-	-	-	103	(1)	-	102	8	110
Balance, end of period	$485	$4,766	$(48,999)	$81,148	$21,259	$2,128	$60,787	$1,306	$62,093

Three Months Ended March 31, 2018
Balance, beginning of year	$-	$4,766	$(47,595)	$81,078	$21,457	$5,465	$65,171	$537	$65,708
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	568	(576)	(8)	-	(8)
Common stock issued under stock plans	-	-	186	(336)	-	-	(150)	-	(150)
Purchase of common stock	-	-	(298)	-	-	-	(298)	-	(298)
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	938	-	938	11	949
Dividends	-	-	-	-	(289)	-	(289)	-	(289)
Other comprehensive income (loss)	-	-	-	-	-	(2,669)	(2,669)	-	(2,669)
Net increase due to acquisitions
and consolidations	-	-	-	-	-	-	-	36	36
Contributions from noncontrolling interests	-	-	-	-	-	-	-	10	10
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(25)	(25)
Other	-	-	1	99	(3)	-	97	(4)	93
Balance, end of period	$-	$4,766	$(47,706)	$80,841	$22,671	$2,220	$62,792	$565	$63,357

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2019 Form 10-Q          5

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$937	$949
Loss from discontinued operations	-	1
Adjustments to reconcile net income to net cash used in operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(22)	(120)
Net gain on sale of divested businesses	(6)	(8)
(Gains) losses on extinguishment of debt	(2)	4
Unrealized losses in earnings - net	367	268
Equity in income from equity method investments, net of dividends or distributions	(83)	(86)
Depreciation and other amortization	1,299	1,382
Impairments of assets	125	105
Changes in operating assets and liabilities:
Insurance reserves	596	137
Premiums and other receivables and payables - net	315	400
Reinsurance assets and funds held under reinsurance treaties	(2,495)	(1,706)
Capitalization of deferred policy acquisition costs	(1,420)	(1,397)
Current and deferred income taxes - net	167	250
Other, net	(754)	(1,117)
Total adjustments	(1,913)	(1,888)
Net cash used in operating activities	(976)	(938)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	6,370	5,638
Other securities	1,034	1,385
Other invested assets	1,118	1,064
Divested businesses, net	-	6
Maturities of fixed maturity securities available for sale	4,957	5,347
Principal payments received on and sales of mortgage and other loans receivable	861	1,037
Purchases of:
Available for sale securities	(12,757)	(9,042)
Other securities	(287)	(384)
Other invested assets	(567)	(847)
Mortgage and other loans receivable	(1,504)	(2,490)
Net change in short-term investments	(1,221)	(3,040)
Other, net	17	(646)
Net cash used in investing activities	(1,979)	(1,972)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	5,629	7,069
Policyholder contract withdrawals	(4,195)	(4,160)
Issuance of long-term debt	1,449	3,039
Repayments of long-term debt	(589)	(1,327)
Issuance of preferred stock	485	-
Purchase of common stock	-	(298)
Dividends paid	(278)	(289)
Other, net	263	(1,548)
Net cash provided by financing activities	2,764	2,486
Effect of exchange rate changes on cash and restricted cash	12	58
Net decrease in cash and restricted cash	(179)	(366)
Cash and restricted cash at beginning of year	3,358	2,737
Cash and restricted cash at end of period	$3,179	$2,371

6          AIG | First Quarter 2019 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)(continued)

Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Three Months Ended March 31,
(in millions)	2019	2018
Cash	$2,565	$2,103
Restricted cash included in Short-term investments*	251	47
Restricted cash included in Other assets*	363	221
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$3,179	$2,371

Cash paid during the period for:
Interest	$315	$357
Taxes	$50	$28
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$878	$825

*    Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to our affordable housing investments.

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2019 Form 10-Q          7

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

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Annual Report). The condensed consolidated financial information as of December 31, 2018 included herein has been derived from the audited Consolidated Financial Statements in the 2018 Annual Report.

Certain of our foreign subsidiaries included in the Condensed Consolidated Financial Statements report on the basis of fiscal period ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Condensed Consolidated Financial Statements has been considered for adjustment and/or disclosure. In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein.

Interim-period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2019 and prior to the issuance of these Condensed Consolidated Financial Statements.

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

8          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  2. Summary of Significant Accounting Policies

2. Summary of Significant Accounting Policies

Accounting Standards Adopted During 2019

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued an accounting standard that requires lessees with lease terms of more than 12 months to recognize a right of use asset and a corresponding lease liability on their balance sheets. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating leases or finance leases. Lessor accounting remained largely the same, with the exception of certain specified changes.

We adopted the standard on its effective date of January 1, 2019, using a modified retrospective approach and did not adjust prior comparative periods in accordance with the standard’s transition guidance. The majority of the Company’s lease obligations pertain to real estate utilized in the operation of our businesses. Consequently, the primary impact of adoption resulted in the recognition of discounted lease liabilities of $823 million and corresponding right-of-use assets of $724 million for operating leases pertaining to our real estate portfolio, which are reflected in Other Liabilities and Other Assets, respectively. The standard did not have a material effect on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

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

We adopted the standard using a modified retrospective approach on its effective date of January 1, 2019. The standard did not have a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

Derivatives and Hedging

In August 2017, the FASB issued an accounting standard that improves and expands hedge accounting for both financial and commodity risks. The provisions of the standard are intended to better align the accounting with an entity’s risk management activities, enhance the transparency on how the economic results are presented in the financial statements and disclosures, and simplify the application of hedge accounting treatment.

We adopted the standard on its effective date of January 1, 2019. The standard did not have a material impact on our reported consolidated financial condition, results of operations, cash flows or required disclosures.

Future Application of Accounting Standards

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

AIG | First Quarter 2019 Form 10-Q          9

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

RECLASSIFICATIONS

In the first quarter of 2019, we began reporting investment income from our non-insurance subsidiaries in Net investment income instead of Other income on a prospective basis to be consistent with how we report investment income from our General Insurance and Life and Retirement reporting segments. This reclassification has no impact to our consolidated statement of operations.

10          AIG | First Quarter 2019 Form 10-Q

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

3. Segment Information

We report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources, as follows:

General Insurance

General Insurance business is presented as two operating segments:

•       North America  — consists of insurance businesses in the United States, Canada and Bermuda. This also includes the results of Validus Reinsurance, Ltd., Western World Insurance Group, Inc. and Glatfelter Insurance Group. as of their respective acquisition dates.

•       International  — consists of insurance businesses in Japan, the United Kingdom, Europe, Asia Pacific, Latin America, Puerto Rico, Australia, the Middle East and Africa. This also includes the results of Talbot Holdings, Ltd. as of its acquisition date.

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

•       Group Retirement — consists of group mutual funds, group annuities, individual annuity and investment products, and financial planning and advisory services.

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

Legacy Portfolio

Legacy Portfolio represents exited or discontinued product lines, policy forms or distribution channels. Effective February 2018, our Bermuda domiciled composite reinsurer, Fortitude Reinsurance Company Ltd. (Fortitude Re), is included in our Legacy Portfolio.

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

AIG | First Quarter 2019 Form 10-Q          11

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  3. Segment Information

We evaluate segment performance based on adjusted revenues and adjusted pre-tax income (loss). Adjusted revenues and adjusted pre-tax income (loss) are derived by excluding certain items from total revenues and net income (loss) attributable to AIG, respectively. Beginning in the first quarter of 2019, on a prospective basis, the changes in the fair value of equity securities are excluded from adjusted pre-tax income (loss). For the items excluded from adjusted revenues and adjusted pre-tax income (loss) see the table below.

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended March 31,	2019		2018
		Adjusted		Adjusted
	Total	Pre-tax	Total	Pre-tax
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
General Insurance
North America	$4,098	$934	$3,340	$320
International	3,704	334	4,104	190
Total General Insurance	7,802	1,268	7,444	510
Life and Retirement
Individual Retirement	1,351	508	1,361	499
Group Retirement	709	232	761	282
Life Insurance	1,073	116	1,061	52
Institutional Markets	1,071	68	277	59
Total Life and Retirement	4,204	924	3,460	892
Other Operations	203	(387)	150	(342)
Legacy Portfolio	706	112	836	145
AIG Consolidation and elimination	(161)	(70)	(62)	11
Total AIG Consolidated adjusted revenues and adjusted pre-tax income	12,754	1,847	11,828	1,216
Reconciling Items from adjusted pre-tax income to pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	105	96	(77)	(77)
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains	-	99	-	(31)
Changes in the fair value of equity securities	79	79	-	-
Other income (expense) - net	7	-	(11)	-
Gain (Loss) on extinguishment of debt	-	2	-	(4)
Net realized capital losses*	(489)	(474)	(29)	(19)
Income (loss) from divested businesses	-	6	-	8
Non-operating litigation reserves and settlements	-	(1)	1	(13)
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	27	-	(34)
Net loss reserve discount benefit (charge)	-	(473)	-	205
Integration and transaction costs associated with acquired businesses	-	(7)	-	-
Restructuring and other costs	-	(47)	-	(24)
Revenues and Pre-tax income	$12,456	$1,154	$11,712	$1,227

*   Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

12          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  4. Business Combination

4. Business Combination

On July 18, 2018, we completed the purchase of a 100 percent voting interest in Validus Holdings, Ltd. (Validus), a leading provider of reinsurance, primary insurance, and asset management services, for $5.5 billion in cash.

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

In addition, Validus participates in the market for insurance-linked securities (ILS) primarily through AlphaCat Managers, Ltd (AlphaCat Manager). AlphaCat Manager is an asset manager primarily for third party investors and in connection with the issuance of ILS invests in AlphaCat funds which are considered variable interest entities (VIEs). ILS are financial instruments for which the values are determined based on insurance losses caused primarily by natural catastrophes such as major earthquakes and hurricanes. We report the investment in AlphaCat funds, which is approximately $124 million at March 31, 2019, in Other Invested Assets in the Condensed Consolidated Balance Sheet.

The following unaudited summarized pro forma consolidated income statement information assumes that the acquisition of Validus occurred as of January 1, 2018. The pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period and may not be indicative of the results that will be attained in the future.

	Three Months Ended March 31,
(in millions)	2019	2018*
Total revenues	$12,456	$12,242
Net income	937	951
Net income attributable to AIG	654	940

Income per common share attributable to AIG:
Basic:
Net income attributable to AIG	0.75	1.04
Diluted:
Net income attributable to AIG	0.75	1.02

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

AIG | First Quarter 2019 Form 10-Q          13

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2019				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$-	$3,401	$-	$-	$-	$3,401
Obligations of states, municipalities and political subdivisions	-	13,786	2,136	-	-	15,922
Non-U.S. governments	15	15,256	3	-	-	15,274
Corporate debt	-	137,141	1,532	-	-	138,673
RMBS	-	19,959	14,045	-	-	34,004
CMBS	-	12,269	892	-	-	13,161
CDO/ABS	-	8,926	8,840	-	-	17,766
Total bonds available for sale	15	210,738	27,448	-	-	238,201
Other bond securities:
U.S. government and government sponsored entities	84	2,696	-	-	-	2,780
Non-U.S. governments	-	51	-	-	-	51
Corporate debt	-	1,745	-	-	-	1,745
RMBS	-	491	1,266	-	-	1,757
CMBS	-	315	84	-	-	399
CDO/ABS	-	530	4,249	-	-	4,779
Total other bond securities	84	5,828	5,599	-	-	11,511
Equity securities	804	11	26	-	-	841
Other invested assets(b)	-	86	591	-	-	677
Derivative assets:
Interest rate contracts	4	2,660	-	-	-	2,664
Foreign exchange contracts	-	1,106	1	-	-	1,107
Equity contracts	55	330	103	-	-	488
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	13	-	-	13
Counterparty netting and cash collateral	-	-	-	(1,647)	(1,734)	(3,381)
Total derivative assets	59	4,096	118	(1,647)	(1,734)	892
Short-term investments	1,993	2,047	-	-	-	4,040
Separate account assets	84,260	4,558	-	-	-	88,818
Other assets	-	-	59	-	-	59
Total	$87,215	$227,364	$33,841	$(1,647)	$(1,734)	$345,039
Liabilities:
Policyholder contract deposits	$-	$-	$4,878	$-	$-	$4,878
Derivative liabilities:
Interest rate contracts	-	1,905	15	-	-	1,920
Foreign exchange contracts	-	850	-	-	-	850
Equity contracts	12	32	7	-	-	51
Credit contracts	-	17	223	-	-	240
Other contracts	-	-	5	-	-	5
Counterparty netting and cash collateral	-	-	-	(1,647)	(188)	(1,835)
Total derivative liabilities	12	2,804	250	(1,647)	(188)	1,231
Long-term debt	-	2,263	-	-	-	2,263
Other liabilities	105	85	-	-	-	190
Total	$117	$5,152	$5,128	$(1,647)	$(188)	$8,562

14          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

December 31, 2018				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$53	$3,207	$-	$-	$-	$3,260
Obligations of states, municipalities and political subdivisions	-	14,001	2,000	-	-	16,001
Non-U.S. governments	69	14,445	11	-	-	14,525
Corporate debt	-	129,836	864	-	-	130,700
RMBS	-	20,178	14,199	-	-	34,377
CMBS	-	11,784	917	-	-	12,701
CDO/ABS	-	8,725	9,102	-	-	17,827
Total bonds available for sale	122	202,176	27,093	-	-	229,391
Other bond securities:
U.S. government and government sponsored entities	11	2,654	-	-	-	2,665
Non-U.S. governments	-	45	-	-	-	45
Corporate debt	-	1,671	-	-	-	1,671
RMBS	-	424	1,290	-	-	1,714
CMBS	-	311	77	-	-	388
CDO/ABS	-	454	4,478	-	-	4,932
Total other bond securities	11	5,559	5,845	-	-	11,415
Equity securities	1,213	13	27	-	-	1,253
Other invested assets(b)	-	341	587	-	-	928
Derivative assets:
Interest rate contracts	2	2,888	-	-	-	2,890
Foreign exchange contracts	-	1,159	5	-	-	1,164
Equity contracts	133	190	75	-	-	398
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	15	-	-	15
Counterparty netting and cash collateral	-	-	-	(1,713)	(1,840)	(3,553)
Total derivative assets	135	4,237	96	(1,713)	(1,840)	915
Short-term investments	2,416	599	-	-	-	3,015
Separate account assets	77,202	4,645	-	-	-	81,847
Other assets	-	-	58	-	-	58
Total	$81,099	$217,570	$33,706	$(1,713)	$(1,840)	$328,822
Liabilities:
Policyholder contract deposits	$-	$-	$4,116	$-	$-	$4,116
Derivative liabilities:
Interest rate contracts	4	2,004	15	-	-	2,023
Foreign exchange contracts	-	858	-	-	-	858
Equity contracts	12	3	-	-	-	15
Credit contracts	-	8	228	-	-	236
Other contracts	-	-	6	-	-	6
Counterparty netting and cash collateral	-	-	-	(1,713)	(187)	(1,900)
Total derivative liabilities	16	2,873	249	(1,713)	(187)	1,238
Long-term debt	-	2,213	-	-	-	2,213
Other liabilities	16	11	-	-	-	27
Total	$32	$5,097	$4,365	$(1,713)	$(187)	$7,594

(a)  Represents netting of derivative exposures covered by qualifying master netting agreements.

(b)  Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $5.1 billion and $5.0 billion as of March 31, 2019 and December 31, 2018, respectively.

AIG | First Quarter 2019 Form 10-Q          15

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

During the three-month periods ended March 31, 2019 and 2018, we transferred $62 million and $16 million, respectively, of securities issued by non-U.S. government entities from Level 1 to Level 2, because they are no longer considered actively traded. For similar reasons, during the three-month periods ended March 31, 2019 and 2018, we transferred $51 million and $191 million, respectively, of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the three-month periods ended March 31, 2019 and 2018.

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three-month periods ended March 31, 2019 and 2018 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2019 and 2018:

		Net						Changes in
		Realized and		Purchases,				Unrealized Gains
		Unrealized		Sales,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Issuances and	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	of Period	at End of Period
Three Months Ended March 31, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,000	$(1)	$97	$24	$29	$(13)	$2,136	$-
Non-U.S. governments	11	-	-	(4)	-	(4)	3	-
Corporate debt	864	(3)	38	34	654	(55)	1,532	-
RMBS	14,199	227	24	(412)	23	(16)	14,045	-
CMBS	917	1	17	146	-	(189)	892	-
CDO/ABS	9,102	4	54	(45)	92	(367)	8,840	-
Total bonds available for sale	27,093	228	230	(257)	798	(644)	27,448	-
Other bond securities:
Corporate debt	-	-	-	-	-	-	-	-
RMBS	1,290	17	-	(41)	-	-	1,266	-
CMBS	77	4	-	3	-	-	84	3
CDO/ABS	4,478	68	-	(201)	-	(96)	4,249	24
Total other bond securities	5,845	89	-	(239)	-	(96)	5,599	27
Equity securities	27	-	-	-	-	(1)	26	-
Mortgage and other loans receivable	-	-	-	-	-	-	-	-
Other invested assets	587	-	-	4	-	-	591	2
Other assets	58	-	-	1	-	-	59	-
Total	$33,610	$317	$230	$(491)	$798	$(741)	$33,723	$29

		Net						Changes in
		Realized and		Purchases,				Unrealized Gains
		Unrealized		Sales,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Issuances and	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$4,116	$569	$-	$193	$-	$-	$4,878	$(521)
Derivative liabilities, net:
Interest rate contracts	15	1	-	(1)	-	-	15	(1)
Foreign exchange contracts	(5)	(5)	-	9	-	-	(1)	(1)
Equity contracts	(75)	(16)	-	(5)	-	-	(96)	19
Credit contracts	227	(3)	-	(2)	-	-	222	4
Other contracts	(9)	(17)	-	18	-	-	(8)	17
Total derivative liabilities, net(a)	153	(40)	-	19	-	-	132	38
Total	$4,269	$529	$-	$212	$-	$-	$5,010	$(483)

16          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

		Net						Changes in
		Realized and		Purchases,				Unrealized Gains
		Unrealized		Sales,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Issuances and	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	of Period	at End of Period
Three Months Ended March 31, 2018
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,404	$1	$(75)	$(69)	$-	$-	$2,261	$-
Non-U.S. governments	8	(4)	4	1	-	-	9	-
Corporate debt	1,173	(57)	10	248	565	(68)	1,871	-
RMBS	16,136	266	5	(536)	-	(32)	15,839	-
CMBS	624	6	(17)	(23)	-	(6)	584	-
CDO/ABS	8,651	8	(88)	(710)	-	(15)	7,846	-
Total bonds available for sale	28,996	220	(161)	(1,089)	565	(121)	28,410	-
Other bond securities:
Corporate debt	18	1	-	-	-	-	19	-
RMBS	1,464	39	-	(76)	-	-	1,427	51
CMBS	74	(1)	-	(1)	1	-	73	(1)
CDO/ABS	4,956	89	-	(260)	-	(9)	4,776	8
Total other bond securities	6,512	128	-	(337)	1	(9)	6,295	58
Equity securities	-	-	-	3	-	-	3	2
Mortgage and other loans receivable	5	-	-	(5)	-	-	-	-
Other invested assets	250	23	1	18	-	-	292	30
Other assets	-	-	-	-	-	-	-	-
Total	$35,763	$371	$(160)	$(1,410)	$566	$(130)	$35,000	$90

		Net						Changes in
		Realized and		Purchases,				Unrealized Gains
		Unrealized		Sales,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Issuances and	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$4,136	$(506)	$-	$66	$-	$-	$3,696	$604
Derivative liabilities, net:
Interest rate contracts	22	(3)	-	(2)	-	-	17	3
Foreign exchange contracts	-	(10)	-	11	-	-	1	3
Equity contracts	(82)	4	-	-	-	-	(78)	(4)
Credit contracts	262	(10)	-	(2)	-	-	250	10
Other contracts	(15)	(17)	-	20	-	-	(12)	17
Total derivative liabilities, net(a)	187	(36)	-	27	-	-	178	29
Total	$4,323	$(542)	$-	$93	$-	$-	$3,874	$633

(a)  Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

AIG | First Quarter 2019 Form 10-Q          17

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended March 31, 2019
Assets:
Bonds available for sale	$242	$(14)	$-	$228
Other bond securities	87	2	-	89
Other invested assets	-	-	-	-
Three Months Ended March 31, 2018
Assets:
Bonds available for sale	$282	$(62)	$-	$220
Other bond securities	23	(4)	109	128
Other invested assets	25	-	(2)	23

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
Three Months Ended March 31, 2019
Liabilities:
Policyholder contract deposits	$-	$569	$-	$569
Derivative liabilities, net	-	(24)	(16)	(40)
Three Months Ended March 31, 2018
Liabilities:
Policyholder contract deposits	$-	$(506)	$-	$(506)
Derivative liabilities, net	-	1	(37)	(36)

18          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three-month periods ended March 31, 2019 and 2018 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Three Months Ended March 31, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$47	$(15)	$(8)	$24
Non-U.S. governments	-	-	(4)	(4)
Corporate debt	49	-	(15)	34
RMBS	307	(26)	(693)	(412)
CMBS	184	-	(38)	146
CDO/ABS	198	(156)	(87)	(45)
Total bonds available for sale	785	(197)	(845)	(257)
Other bond securities:
RMBS	-	-	(41)	(41)
CMBS	4	-	(1)	3
CDO/ABS	-	-	(201)	(201)
Total other bond securities	4	-	(243)	(239)
Equity securities	-	-	-	-
Mortgage and other loans receivable	-	-	-	-
Other invested assets	4	-	-	4
Other assets	-	-	1	1
Total assets	$793	$(197)	$(1,087)	$(491)
Liabilities:
Policyholder contract deposits	$-	$173	$20	$193
Derivative liabilities, net	(13)	-	32	19
Total liabilities	$(13)	$173	$52	$212
Three Months Ended March 31, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$15	$-	$(84)	$(69)
Non-U.S. governments	2	-	(1)	1
Corporate debt	254	(3)	(3)	248
RMBS	233	(5)	(764)	(536)
CMBS	12	-	(35)	(23)
CDO/ABS	495	(851)	(354)	(710)
Total bonds available for sale	1,011	(859)	(1,241)	(1,089)
Other bond securities:
RMBS	1	(5)	(72)	(76)
CMBS	-	-	(1)	(1)
CDO/ABS	-	(4)	(256)	(260)
Total other bond securities	1	(9)	(329)	(337)
Equity securities	3	-	-	3
Mortgage and other loans receivable	-	(5)	-	(5)
Other invested assets	22	-	(4)	18
Total assets	$1,037	$(873)	$(1,574)	$(1,410)
Liabilities:
Policyholder contract deposits	$-	$112	$(46)	$66
Derivative liabilities, net	(7)	-	34	27
Total liabilities	$(7)	$112	$(12)	$93

(a)  There were no issuances during the three-month periods ended March 31, 2019 and 2018, respectively.

AIG | First Quarter 2019 Form 10-Q          19

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2019 and 2018 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above excludes $55 million and $24 million of net losses related to assets and liabilities transferred into Level 3 during the three-month periods ended March 31, 2019 and 2018, respectively, and includes $1 million of net losses related to assets and liabilities transferred out of Level 3 in the three-month period ended March 31, 2019.

Transfers of Level 3 Assets

During the three-month periods ended March 31, 2019 and 2018, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity.  The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to decreases in market transparency and liquidity for individual security types.

During the three-month periods ended March 31, 2019 and 2018, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three-month periods ended March 31, 2019 and 2018.

20          AIG | First Quarter 2019 Form 10-Q

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

	Fair Value at
	March 31,	Valuation		Range
(in millions)	2019	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,590	Discounted cash flow	Yield	3.59% - 4.58% (4.08%)

Corporate debt	530	Discounted cash flow	Yield	4.23% - 6.09% (5.16%)

RMBS(a)	13,243	Discounted cash flow	Constant prepayment rate	3.63% - 12.64% (8.13%)
			Loss severity	38.94% - 75.51% (57.22%)
			Constant default rate	2.17% - 7.14% (4.65%)
			Yield	2.96% - 5.07% (4.01%)

CDO/ABS(a)	4,554	Discounted cash flow	Yield	3.45% - 5.21% (4.33%)

CMBS	484	Discounted cash flow	Yield	2.81% - 5.81% (4.31%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

Guaranteed minimum withdrawal benefits (GMWB)	2,023	Discounted cash flow	Equity volatility	5.85% - 46.25%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 180.00%
			Mortality multiplier(c)	40.00% - 153.00%
			Utilization	90.00% - 100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	2,382	Discounted cash flow	Lapse rate	0.50% - 40.00%
			Mortality multiplier(c)	42.00% - 162.00%
			Option Budget	1.00% - 4.00%

Indexed Life	448	Discounted cash flow	Base lapse rate	0.00% - 13.00%
			Mortality rate	0.00% - 100.00%

AIG | First Quarter 2019 Form 10-Q          21

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2018	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,473	Discounted cash flow	Yield	3.91% - 5.00% (4.46%)

Corporate debt	445	Discounted cash flow	Yield	4.35% - 5.99% (5.17%)

RMBS(a)	13,608	Discounted cash flow	Constant prepayment rate	4.58% - 14.00% (9.29%)
			Loss severity	39.66% - 74.40% (57.03%)
			Constant default rate	2.46% - 7.39% (4.92%)
			Yield	3.31% - 5.50% (4.40%)

CDO/ABS(a)	5,461	Discounted cash flow	Yield	3.65% - 5.10% (4.37%)

CMBS	447	Discounted cash flow	Yield	3.29% - 6.07% (4.68%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

GMWB	1,943	Discounted cash flow	Equity volatility	6.05% - 47.65%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 180.00%
			Mortality multiplier(c)	40.00% - 153.00%
			Utilization	90.00% - 100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	1,778	Discounted cash flow	Lapse rate	0.50% - 40.00%
			Mortality multiplier(c)	42.00% - 162.00%
			Option Budget	1.00% - 3.00%

Indexed Life	374	Discounted cash flow	Base lapse rate	0.00% - 13.00%
			Mortality rate	0.00% - 100.00%

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

22          AIG | First Quarter 2019 Form 10-Q

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

AIG | First Quarter 2019 Form 10-Q          23

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

		March 31, 2019		December 31, 2018
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$970	$1,378	$847	$1,327

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	232	179	190	83

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	130	116	126	127

Growth Equity	Funds that make investments in established companies for the purpose of growing their businesses	371	29	362	28

Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	218	97	211	75

Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	623	285	514	307
Total private equity funds		2,544	2,084	2,250	1,947
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	815	-	787	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	725	-	863	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	820	-	887	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	18	-	21	8

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	160	1	158	1
Total hedge funds		2,538	1	2,716	9
Total		$5,082	$2,085	$4,966	$1,956

24          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments. At March 31, 2019, assuming average original expected lives of 10 years for the funds, 19 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 43 percent between four and six years and 38 percent between seven and 10 years.

The hedge fund investments included above, which are carried at fair value, are generally redeemable monthly (35 percent), quarterly (29 percent), semi-annually (10 percent) and annually (26 percent), with redemption notices ranging from one day to 180 days. At March 31, 2019, investments representing approximately 56 percent of the total fair value of these hedge fund investments had partial contractual redemption restrictions. These partial redemption restrictions are generally related to one or more investments held in the hedge funds that the fund manager deemed to be illiquid. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre-defined end dates. The majority of these restrictions are generally expected to be lifted by the end of 2019.

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Three Months Ended March 31,	Gain (Loss)
(in millions)	2019	2018
Assets:
Bond and equity securities	$355	$23
Alternative investments(a)	230	128
Liabilities:
Long-term debt(b)	(60)	52
Total gain	$525	$203

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

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	March 31, 2019			December 31, 2018
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Liabilities:
Long-term debt*	$2,263	$1,685	$578	$2,213	$1,653	$560

*    Includes GIAs, notes, bonds, loans and mortgages payable.

AIG | First Quarter 2019 Form 10-Q          25

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  5. Fair Value Measurements

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended March 31,
(in millions)	Level 1	Level 2	Level 3	Total	2019	2018
March 31, 2019
Other investments	$-	$-	$207	$207	$41	$28
Other assets	-	-	1	1	8	-
Total	$-	$-	$208	$208	$49	$28
December 31, 2018
Other investments	$-	$-	$315	$315
Other assets	-	-	11	11
Total	$-	$-	$326	$326

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
March 31, 2019
Assets:
Mortgage and other loans receivable	$-	$107	$44,870	$44,977	$43,834
Other invested assets	-	699	6	705	705
Short-term investments	-	7,093	-	7,093	7,093
Cash	2,565	-	-	2,565	2,565
Other assets	348	15	-	363	363
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	337	119,312	119,649	122,616
Other liabilities	-	1,606	-	1,606	1,606
Long-term debt	1,044	24,384	8,432	33,860	33,513
December 31, 2018
Assets:
Mortgage and other loans receivable	$-	$105	$43,522	$43,627	$43,135
Other invested assets	-	731	6	737	737
Short-term investments	-	6,659	-	6,659	6,659
Cash	2,873	-	-	2,873	2,873
Other assets	308	35	-	343	343
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	339	121,035	121,374	120,602
Other liabilities	-	1,154	-	1,154	1,154
Long-term debt	-	22,822	8,775	31,597	32,327

26          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

6. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
March 31, 2019
Bonds available for sale:
U.S. government and government sponsored entities	$3,267	$151	$(17)	$3,401	$-
Obligations of states, municipalities and political subdivisions	14,952	1,013	(43)	15,922	-
Non-U.S. governments	14,799	600	(125)	15,274	-
Corporate debt	133,768	6,314	(1,409)	138,673	(24)
Mortgage-backed, asset-backed and collateralized:
RMBS	31,324	2,871	(191)	34,004	1,171
CMBS	12,895	355	(89)	13,161	31
CDO/ABS	17,603	287	(124)	17,766	17
Total mortgage-backed, asset-backed and collateralized	61,822	3,513	(404)	64,931	1,219
Total bonds available for sale(b)	$228,608	$11,591	$(1,998)	$238,201	$1,195
December 31, 2018
Bonds available for sale:
U.S. government and government sponsored entities	$3,170	$132	$(42)	$3,260	$-
Obligations of states, municipalities and political subdivisions	15,421	701	(121)	16,001	4
Non-U.S. governments	14,376	451	(302)	14,525	-
Corporate debt	130,436	3,911	(3,647)	130,700	4
Mortgage-backed, asset-backed and collateralized:
RMBS	31,940	2,754	(317)	34,377	1,155
CMBS	12,673	242	(214)	12,701	31
CDO/ABS	17,764	228	(165)	17,827	17
Total mortgage-backed, asset-backed and collateralized	62,377	3,224	(696)	64,905	1,203
Total bonds available for sale(b)	$225,780	$8,419	$(4,808)	$229,391	$1,211

(a)  Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

(b)  At March 31, 2019 and December 31, 2018, bonds available for sale held by us that were below investment grade or not rated totaled $29.1 billion and $28.8 billion, respectively.

AIG | First Quarter 2019 Form 10-Q          27

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
March 31, 2019
Bonds available for sale:
U.S. government and government sponsored entities	$508	$10	$356	$7	$864	$17
Obligations of states, municipalities and political
subdivisions	331	8	935	35	1,266	43
Non-U.S. governments	2,642	52	1,635	73	4,277	125
Corporate debt	16,010	520	21,874	889	37,884	1,409
RMBS	4,715	73	3,800	118	8,515	191
CMBS	1,524	20	2,796	69	4,320	89
CDO/ABS	7,121	99	1,554	25	8,675	124
Total bonds available for sale	$32,851	$782	$32,950	$1,216	$65,801	$1,998
December 31, 2018
Bonds available for sale:
U.S. government and government sponsored entities	$574	$13	$873	$29	$1,447	$42
Obligations of states, municipalities and political
subdivisions	1,965	51	1,530	70	3,495	121
Non-U.S. governments	3,851	149	2,422	153	6,273	302
Corporate debt	47,364	2,181	20,056	1,466	67,420	3,647
RMBS	5,231	94	5,641	223	10,872	317
CMBS	2,646	47	4,264	167	6,910	214
CDO/ABS	9,169	144	1,324	21	10,493	165
Total bonds available for sale	$70,800	$2,679	$36,110	$2,129	$106,910	$4,808

At March 31, 2019, we held 10,388 individual fixed maturity securities that were in an unrealized loss position, of which 4,656 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2019 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

28          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2019
Due in one year or less	$10,113	$10,263	$2,009	$1,978
Due after one year through five years	46,478	47,484	11,419	11,088
Due after five years through ten years	44,185	45,355	15,183	14,787
Due after ten years	66,010	70,168	17,274	16,438
Mortgage-backed, asset-backed and collateralized	61,822	64,931	21,914	21,510
Total	$228,608	$238,201	$67,799	$65,801
December 31, 2018
Due in one year or less	$9,539	$9,674	$2,322	$2,294
Due after one year through five years	47,400	47,905	17,382	16,844
Due after five years through ten years	42,363	42,045	27,724	26,517
Due after ten years	64,101	64,862	35,319	32,980
Mortgage-backed, asset-backed and collateralized	62,377	64,905	28,971	28,275
Total	$225,780	$229,391	$111,718	$106,910

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

Three Months Ended March 31,	2019		2018
	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses
Fixed maturity securities	$93	$124	$70	$60
Equity securities	-	-	16	-
Total	$93	$124	$86	$60

For the three-month periods ended March 31, 2019 and 2018, the aggregate fair value of available for sale securities sold was $6.4 billion and $5.5 billion, respectively, which resulted in net realized capital gains (losses) of $(31) million and $26 million, respectively.

AIG | First Quarter 2019 Form 10-Q          29

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	March 31, 2019		December 31, 2018
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$2,780	23%	$2,665	21%
Non-U.S. governments	51	-	45	-
Corporate debt	1,745	14	1,671	13
Mortgage-backed, asset-backed and collateralized:
RMBS	1,757	14	1,714	14
CMBS	399	3	388	3
CDO/ABS and other collateralized*	4,779	39	4,932	39
Total mortgage-backed, asset-backed and collateralized	6,935	56	7,034	56
Total fixed maturity securities	11,511	93	11,415	90
Equity securities	841	7	1,253	10
Total	$12,352	100%	$12,668	100%

*    Includes $164 million and $178 million of U.S. government agency-backed ABS at March 31, 2019 and December 31, 2018, respectively.

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	March 31,	December 31,
(in millions)	2019	2018
Alternative investments(a) (b)	$8,711	$8,966
Investment real estate(c)	9,204	8,935
All other investments	1,428	1,440
Total	$19,343	$19,341

(a)  At March 31, 2019, included hedge funds of $3.9 billion, private equity funds of $4.4 billion, and affordable housing partnerships of $392 million. At December 31, 2018, included hedge funds of $4.2 billion, private equity funds of $4.3 billion, and affordable housing partnerships of $438 million.

(b)  At March 31, 2019, approximately 72 percent of our hedge fund portfolio is available for redemption in 2019. The remaining 28 percent will be available for redemption between 2020 and 2027.

(c)  Net of accumulated depreciation of $633 million and $598 million at March 31, 2019 and December 31, 2018, respectively.

Net Investment Income

The following table presents the components of Net investment income:

Three Months Ended March 31,
(in millions)	2019	2018
Available for sale fixed maturity securities, including short-term investments	$2,653	$2,610
Other fixed maturity securities	327	(21)
Equity securities	79	(32)
Interest on mortgage and other loans	498	450
Alternative investments(a)	419	337
Real estate	69	31
Other investments	(52)	10
Total investment income	3,993	3,385
Investment expenses	114	124
Net investment income	$3,879	$3,261

(a)  Includes income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

30          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

Three Months Ended March 31,
(in millions)	2019	2018
Sales of fixed maturity securities	$(31)	$10
Sales of equity securities	-	16
Other-than-temporary impairments:
Change in intent	(3)	(49)
Foreign currency declines	(6)	(6)
Issuer-specific credit events	(71)	(32)
Adverse projected cash flows	(3)	-
Provision for loan losses	(24)	(24)
Foreign exchange transactions	(37)	53
Variable annuity embedded derivatives, net of related hedges	(261)	147
All other derivatives and hedge accounting	(72)	(225)
Other	62	91
Net realized capital losses	$(446)	$(19)

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

Three Months Ended March 31,
(in millions)	2019	2018
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$5,982	$(4,969)
Other investments	(69)	(25)
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$5,913	$(4,994)

The following table summarizes the unrealized gains and losses recognized in Net Investment Income during the reporting period on equity securities still held at the reporting date:

		Other Invested
(in millions)	Equities	Assets	Total
Three Months Ended March 31, 2019
Net gains and losses recognized during the period on equity securities	$79	$239	$318
Less: Net gains and losses recognized during the period on equity securities sold
during the period	19	10	29
Unrealized gains and losses recognized during the reporting period on equity
securities still held at the reporting date	$60	$229	$289
Three Months Ended March 31, 2018
Net gains and losses recognized during the period on equity securities	$(31)	$192	$161
Less: Net gains and losses recognized during the period on equity securities sold
during the period	(8)	(1)	(9)
Unrealized gains and losses recognized during the reporting period on equity
securities still held at the reporting date	$(23)	$193	$170

AIG | First Quarter 2019 Form 10-Q          31

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Evaluating Investments for Other-Than-Temporary Impairments

For a discussion of our policy for evaluating investments for other-than-temporary impairments see Note 6 to the Consolidated Financial Statements in the 2018 Annual Report.

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

Three Months Ended March 31,
(in millions)	2019	2018
Balance, beginning of year	$-	$526
Increases due to:
Credit impairments on new securities subject to impairment losses	68	14
Additional credit impairments on previously impaired securities	6	17
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(21)	(51)
Accretion on securities previously impaired due to credit*	(53)	(148)
Balance, end of period	$-	$358

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$36,385
Cash flows expected to be collected*	29,862
Recorded investment in acquired securities	20,156

*    Represents undiscounted expected cash flows, including both principal and interest.

32          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

(in millions)	March 31, 2019	December 31, 2018
Outstanding principal balance	$12,063	$12,495
Amortized cost	8,307	8,646
Fair value	9,973	10,280

The following table presents activity for the accretable yield on PCI securities:

Three Months Ended March 31,
(in millions)	2019	2018
Balance, beginning of year	$7,210	$7,501
Newly purchased PCI securities	12	23
Accretion	(172)	(187)
Effect of changes in interest rate indices	(134)	206
Net reclassification from (to) non-accretable difference, including effects of prepayments	(115)	58
Balance, end of period	$6,801	$7,601

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	March 31, 2019	December 31, 2018
Fixed maturity securities available for sale	$1,503	$1,050
Other bond securities, at fair value	$184	$122

At March 31, 2019 and December 31, 2018, amounts borrowed under repurchase and securities lending agreements totaled $1.7 billion and $1.2 billion, respectively.

AIG | First Quarter 2019 Form 10-Q          33

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
March 31, 2019
Bonds available for sale:
Non-U.S. governments	$41	$-	$-	$-	$-	$41
Corporate debt	46	7	-	-	-	53
Other bond securities:
U.S. government and government sponsored entities	86	-	-	-	-	86
Non-U.S. governments	-	3	-	-	-	3
Corporate debt	-	63	32	-	-	95
Total	$173	$73	$32	$-	$-	$278

December 31, 2018
Bonds available for sale:
Non-U.S. governments	$25	$35	$-	$-	$-	$60
Corporate debt	51	55	-	-	-	106
Other bond securities:
U.S. government and government sponsored entities	11	-	-	-	-	11
Non-U.S. governments	-	3	-	-	-	3
Corporate debt	17	38	53	-	-	108
Total	$104	$131	$53	$-	$-	$288

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
March 31, 2019
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$77	$55	$-	$-	$132
Non-U.S. governments	-	19	23	-	-	42
Corporate debt	-	276	528	431	-	1,235
Total	$-	$372	$606	$431	$-	$1,409

December 31, 2018
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$50	$130	$-	$-	$180
Non-U.S. governments	-	21	8	-	-	29
Corporate debt	-	330	345	-	-	675
Total	$-	$401	$483	$-	$-	$884

34          AIG | First Quarter 2019 Form 10-Q

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	March 31, 2019	December 31, 2018
Securities collateral pledged to us	$1,374	$426
Amount sold or repledged by us	121	106

At March 31, 2019 and December 31, 2018, amounts loaned under reverse repurchase agreements totaled $1.4 billion and $426 million, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $8.2 billion and $7.9 billion at March 31, 2019 and December 31, 2018, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $185 million and $202 million of stock in FHLBs at March 31, 2019 and December 31, 2018, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.6 billion and $2.1 billion, respectively, at March 31, 2019 and $4.2 billion and $2.1 billion, respectively, at December 31, 2018.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.6 billion at both March 31, 2019 and December 31, 2018, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $262 million and $273 million, comprised of bonds available for sale and short term investments at March 31, 2019 and December 31, 2018, respectively.

AIG | First Quarter 2019 Form 10-Q          35

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  7. Lending Activities

7. Lending Activities

The following table presents the composition of Mortgage and other loans receivable, net:

	March 31,	December 31,
(in millions)	2019	2018
Commercial mortgages*	$33,665	$32,882
Residential mortgages	6,500	6,532
Life insurance policy loans	2,124	2,147
Commercial loans, other loans and notes receivable	1,967	1,971
Total mortgage and other loans receivable	44,256	43,532
Allowance for credit losses	(422)	(397)
Mortgage and other loans receivable, net	$43,834	$43,135

*    Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 23 percent and 10 percent, respectively, at March 31, 2019, and 22 percent and 11 percent, respectively, at December 31, 2018).

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
March 31, 2019
Loan-to-Value Ratios(b)
Less than 65%	$20,054	$2,274	$247	$22,575
65% to 75%	9,266	297	203	9,766
76% to 80%	838	20	20	878
Greater than 80%	244	96	106	446
Total commercial mortgages	$30,402	$2,687	$576	$33,665

December 31, 2018
Loan-to-Value Ratios(b)
Less than 65%	$19,204	$2,543	$250	$21,997
65% to 75%	9,060	300	203	9,563
76% to 80%	476	20	15	511
Greater than 80%	596	103	112	811
Total commercial mortgages	$29,336	$2,966	$580	$32,882

(a)  The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X for both periods ended March 31, 2019 and December 31, 2018.

(b)  The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 58 percent for both periods ended March 31, 2019, and December 31, 2018.

36          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  7. Lending Activities

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
March 31, 2019
Credit Quality Performance
Indicator:
In good standing	762	$12,061	$9,797	$5,613	$2,989	$2,511	$584	$33,555	100%
Restructured(a)	2	-	94	-	-	16	-	110	-
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	764	$12,061	$9,891	$5,613	$2,989	$2,527	$584	$33,665	100%
Allowance for credit losses:
Specific		$-	$2	$-	$-	$1	$-	$3	-%
General		126	104	51	12	20	7	320	1
Total allowance for credit losses		$126	$106	$51	$12	$21	$7	$323	1%
December 31, 2018
Credit Quality Performance
Indicator:
In good standing	762	$11,190	$9,774	$5,645	$3,074	$2,507	$580	$32,770	100%
Restructured(a)	2	-	96	-	-	16	-	112	-
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	764	$11,190	$9,870	$5,645	$3,074	$2,523	$580	$32,882	100%
Allowance for credit losses:
Specific		$-	$2	$-	$-	$1	$-	$3	-%
General		122	104	51	13	19	6	315	1
Total allowance for credit losses		$122	$106	$51	$13	$20	$6	$318	1%

(a)  Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings see Note 7 to the Consolidated Financial Statements in the 2018 Annual Report.

(b)  Does not reflect allowance for credit losses.

(c)  Our commercial mortgage loan portfolio is current as to payments of principal and interest, for both periods presented.  There were no significant amounts of nonperforming commercial mortgages (defined as those loans where payment of contractual principal or interest is more than 90 days past due) during any of the periods presented.

Allowance for Credit Losses

For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment see Note 7 to the Consolidated Financial Statements in the 2018 Annual Report.

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

Three Months Ended March 31,	2019			2018
	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$318	$79	$397	$247	$75	$322
Loans charged off	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-
Net charge-offs	-	-	-	-	-	-
Provision for loan losses	5	20	25	27	(2)	25
Other	-	-	-	-	-	-
Allowance, end of period	$323 *	$99	$422	$274 *	$73	$347

*    Of the total allowance, $3 million and $23 million relate to individually assessed credit losses on $148 million and $82 million of commercial mortgages at March 31, 2019 and 2018, respectively.

AIG | First Quarter 2019 Form 10-Q          37

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  7. Lending Activities

There were no loans modified in troubled debt restructurings during the three-month periods ended March 31, 2019, and March 31, 2018.

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Affordable Housing Partnerships	Other	Total
March 31, 2019
Assets:
Bonds available for sale	$-	$8,285	$-	$-	$8,285
Other bond securities	-	3,802	-	2	3,804
Mortgage and other loans receivable	-	3,593	-	-	3,593
Other invested assets	5,438	-	3,650	25	9,113
Other(a)	603	2,064	459	72	3,198
Total assets(b)	$6,041	$17,744	$4,109	$99	$27,993
Liabilities:
Long-term debt	$2,593	$3,764	$2,152	$5	$8,514
Other(c)	227	546	207	23	1,003
Total liabilities	$2,820	$4,310	$2,359	$28	$9,517
December 31, 2018
Assets:
Bonds available for sale	$-	$7,662	$-	$-	$7,662
Other bond securities	-	3,923	-	2	3,925
Mortgage and other loans receivable	-	3,693	-	-	3,693
Other invested assets	5,212	-	3,142	24	8,378
Other(a)	580	1,581	394	70	2,625
Total assets(b)	$5,792	$16,859	$3,536	$96	$26,283
Liabilities:
Long-term debt	$2,577	$3,154	$1,834	$4	$7,569
Other(c)	227	165	159	24	575
Total liabilities	$2,804	$3,319	$1,993	$28	$8,144

(a)  Comprised primarily of Short-term investments and Other assets at March 31, 2019 and December 31, 2018.

(b)  The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)  Comprised primarily of Other liabilities at March 31, 2019 and December 31, 2018.

(d)  At March 31, 2019 and December 31, 2018, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $2.9 billion and $1.4 billion, respectively.

(e)  At March 31, 2019 and December 31, 2018, $16.9 billion and $16.0 billion, respectively, of the total assets of consolidated securitization vehicles were owed to AIG Parent or its subsidiaries.

38          AIG | First Quarter 2019 Form 10-Q

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
March 31, 2019
Real estate and investment entities(a)	$264,238	$6,492	$3,190		$9,682
Affordable housing partnerships	3,650	544	-		544
Other	5,365	327	-	(c)	327
Total	$273,253	$7,363	$3,190		$10,553
December 31, 2018
Real estate and investment entities(a)	$309,598	$6,820	$2,501		$9,321
Affordable housing partnerships	4,116	607	-		607
Other	2,813	284	1,222	(c)	1,506
Total	$316,527	$7,711	$3,723		$11,434

(a)  Comprised primarily of hedge funds and private equity funds.

(b)  At March 31, 2019 and December 31, 2018, $7.0 billion and $7.4 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

(c)  These amounts represent our estimate of the maximum exposure to loss under certain insurance policies issued to VIEs if a hypothetical loss occurred to the extent of the full amount of the insured value.  Our insurance policies cover defined risks and our estimate of liability is included in our insurance reserves on the balance sheet.

For additional information on VIEs see Note 10 to the Consolidated Financial Statements in the 2018 Annual Report.

9. Derivatives and Hedge Accounting

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations.

For a discussion of our accounting policies and procedures regarding derivatives and hedge accounting see Note 11 to the Consolidated Financial Statements in the 2018 Annual Report.

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

AIG | First Quarter 2019 Form 10-Q          39

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  9. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2019				December 31, 2018
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$-	$-	$830	$14	$10	$-	$866	$19
Foreign exchange contracts	5,749	371	2,954	150	6,357	363	2,536	147
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	50,037	2,664	28,818	1,906	42,821	2,890	27,329	2,004
Foreign exchange contracts	13,113	736	4,108	700	11,134	801	5,434	711
Equity contracts	14,356	488	3,938	51	17,807	398	2,399	15
Credit contracts(b)	3	1	1,441	240	8	1	1,406	236
Other contracts(c)	39,096	13	57	5	39,070	15	58	6
Total derivatives, gross	$122,354	$4,273	$42,146	$3,066	$117,207	$4,468	$40,028	$3,138
Counterparty netting(d)		(1,647)		(1,647)		(1,713)		(1,713)
Cash collateral(e)		(1,734)		(188)		(1,840)		(187)
Total derivatives on condensed
consolidated balance sheets(f)		$892		$1,231		$915		$1,238

(a)  Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)  As of March 31, 2019 and December 31, 2018, included CDSs on super senior multi-sector CDOs with a net notional amount of $580 million and $592 million (fair value liability of $217 million and $224 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio. As of March 31, 2019 and December 31, 2018, there were no super senior corporate debt/CLOs remaining.

(c)  Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d)  Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)  Represents cash collateral posted and received that is eligible for netting.

(f)  Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively.  Fair value of assets related to bifurcated embedded derivatives was zero at both March 31, 2019 and December 31, 2018. Fair value of liabilities related to bifurcated embedded derivatives was $4.9 billion and $4.1 billion, respectively, at March 31, 2019 and December 31, 2018. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

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

Collateral posted by us to third parties for derivative transactions was $1.7 billion at both March 31, 2019 and December 31, 2018. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.9 billion and $2.1 billion at March 31, 2019 and December 31, 2018, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

40          AIG | First Quarter 2019 Form 10-Q

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates.  For the three-month periods ended March 31, 2019 and 2018, we recognized gains (losses) of $64 million and $(120) million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:
	Hedging	Excluded	Hedged
(in millions)	Derivatives(a)	Components(b)	Items	Net Impact
Three Months Ended March 31, 2019
Interest rate contracts:
Realized capital gains/(losses)	$-	$-	$-	$-
Interest credited to policyholder account balances	5	-	(5)	-
Net investment income	(1)	-	1	-
Foreign exchange contracts:
Realized capital gains/(losses)	(8)	(14)	8	(14)
Three Months Ended March 31, 2018
Interest rate contracts:
Realized capital gains/(losses)	$(8)	$-	$9	$1
Interest credited to policyholder account balances	-	-	-	-
Net investment income	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	(8)	(33)	8	(33)

(a)  Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.

(b)  Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

AIG | First Quarter 2019 Form 10-Q          41

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  9. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses)
Three Months Ended March 31,	Recognized in Earnings
(in millions)	2019	2018
By Derivative Type:
Interest rate contracts	$359	$(398)
Foreign exchange contracts	(28)	(139)
Equity contracts	(208)	(73)
Credit contracts	(8)	11
Other contracts	16	17
Embedded derivatives	(449)	591
Total	$(318)	$9
By Classification:
Policy fees	$17	$17
Net investment income	(5)	(4)
Net realized capital losses	(334)	(13)
Other income	-	12
Policyholder benefits and claims incurred	4	(3)
Total	$(318)	$9

Credit Risk-Related Contingent Features

We estimate that at March 31, 2019, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $63 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $436 million and $423 million at March 31, 2019 and December 31, 2018, respectively. The aggregate fair value of assets posted as collateral under these contracts at March 31, 2019 and December 31, 2018, was approximately $480 million and $453 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $3.8 billion and $3.9 billion at March 31, 2019 and December 31, 2018, respectively. These securities have par amounts of $8.3 billion and $8.5 billion at March 31, 2019 and December 31, 2018, respectively, and have remaining stated maturity dates that extend to 2052.

42          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

10. Insurance Liabilities

Liability for Unpaid Losses and Loss Adjustment Expenses (Loss Reserves)

Loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported (IBNR) and loss adjustment expenses (LAE), less applicable discount. We regularly review and update the methods used to determine loss reserve estimates. Any adjustments resulting from this review are reflected currently in pre-tax income, except to the extent such adjustment impacts a deferred gain under a retroactive reinsurance agreement, in which case the ceded portion would be amortized into pre-tax income in subsequent periods. Because these estimates are subject to the outcome of future events, changes in estimates are common given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.7 billion and $12.3 billion at March 31, 2019 and December 31, 2018, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim.  Thus, these recoverable amounts represent a credit exposure to us. At March 31, 2019 and December 31, 2018, we held collateral of approximately $9.0 billion and $9.2 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements.

The following table presents the roll-forward of activity in Loss Reserves:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Liability for unpaid loss and loss adjustment expenses, beginning of period	$83,639	$78,393
Reinsurance recoverable	(31,690)	(26,708)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	51,949	51,685
Losses and loss adjustment expenses incurred:
Current year	4,805	4,698
Prior years, excluding discount and amortization of deferred gain	(15)	(40)
Prior years, discount charge (benefit)	497	(205)
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(86)	(39)
Total losses and loss adjustment expenses incurred	5,201	4,414
Losses and loss adjustment expenses paid:
Current year	(344)	(610)
Prior years	(6,120)	(4,779)
Total losses and loss adjustment expenses paid	(6,464)	(5,389)
Other changes:
Foreign exchange effect	216	274
Retroactive reinsurance adjustment (net of discount)(b)	(190)	(97)
Total other changes	26	177
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	50,712	50,887
Reinsurance recoverable	31,784	27,211
Total	$82,496	$78,098

(a)  Includes $9 million and $5 million for the retroactive reinsurance agreement with NICO covering U.S. asbestos exposures for the three-month periods ended March 31, 2019 and 2018, respectively.

(b)  Includes change in discount on retroactive reinsurance of $(307) million and $128 million for the three-month periods ended March 31, 2019 and 2018, respectively.

AIG | First Quarter 2019 Form 10-Q          43

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

On January 20, 2017, we entered into an adverse development reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion.  At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion. We account for this transaction as retroactive reinsurance. We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire has provided a parental guarantee to secure the obligations of NICO under the agreement. The total paid claims subject to the agreement as of March 31, 2019 were below the attachment point.

Discounting of Loss Reserves

At March 31, 2019, the loss reserves reflect a net loss reserve discount of $1.9 billion, including tabular and non-tabular calculations based upon the following assumptions:

The discount for asbestos reserves has been fully amortized.

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

The discount consists of $603 million of tabular discount and $1.3 billion of non-tabular discount for workers’ compensation as of March 31, 2019. During the three-month periods ended March 31, 2019 and 2018, the benefit/(charge) from changes in discount of $(473) million and $205 million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Consolidated Statement of Income.

The following table presents the components of the loss reserve discount discussed above:

	March 31, 2019			December 31, 2018
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
U.S. workers' compensation	$2,387	$894	$3,281	$2,782	$973	$3,755
Retroactive reinsurance	(1,412)	-	(1,412)	(1,720)	-	(1,720)
Total reserve discount*	$975	$894	$1,869	$1,062	$973	$2,035

*   Excludes $198 million and $163 million of discount related to certain long tail liabilities in the United Kingdom at March 31, 2019 and December 31, 2018, respectively.

44          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following tables present the net loss reserve discount benefit (charge):

Three Months Ended March 31,	2019			2018
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
Current accident year	$24	$-	$24	$19	$-	$19
Accretion and other adjustments to prior year discount	(251)	(13)	(264)	45	(18)	27
Effect of interest rate changes	(167)	(66)	(233)	123	36	159
Net reserve discount benefit (charge)	(394)	(79)	(473)	187	18	205
Change in discount on loss reserves ceded under
retroactive reinsurance	307	-	307	(128)	-	(128)
Net change in total reserve discount(a)	$(87)	$(79)	$(166)	$59	$18	$77

(a)  Excludes $35 million and $(5) million discount related to certain long tail liabilities in the United Kingdom for the three-month periods ended March 31, 2019 and 2018, respectively.

During the three-month period ended March 31, 2019, effective interest rates declined due to a decrease in the forward yield curve component of the discount rates. This decrease reflects a decline in U.S. Treasury rates. The decrease together with certain changes in payout pattern assumptions resulted in a decrease in the loss reserve discount by $233 million in the first quarter of 2019.

During the three-month period ended March 31, 2018, effective interest rates increased due to an increase in the forward yield curve component of the discount rates. This increase reflects an incline in U.S. Treasury rates. The increase together with certain changes in payout pattern assumptions resulted in an increase in the loss reserve discount by $159 million in the first quarter of 2018.

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

Legal Contingencies

Overview.   In the normal course of business, AIG and our subsidiaries are, like others in the insurance and financial services industries in general, subject to regulatory and government investigations and actions, and litigation and other forms of dispute resolution in a large number of proceedings pending in various domestic and foreign jurisdictions.  Certain of these matters involve potentially significant risk of loss due to potential for significant jury awards and settlements, punitive damages or other penalties.  Many of these matters are also highly complex and seek recovery on behalf of a class or similarly large number of plaintiffs.  It is therefore inherently difficult to predict the size or scope of potential future losses arising from these matters.  In our insurance and reinsurance operations, litigation and arbitration concerning the scope of coverage under insurance and reinsurance contracts, and litigation and arbitration in which our subsidiaries defend or indemnify their insureds under insurance contracts, are generally considered in the establishment of our loss reserves.  Separate and apart from the foregoing matters involving insurance and reinsurance coverage, AIG, our subsidiaries and their respective officers and directors are subject to a variety of additional types of legal proceedings brought by holders of AIG securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith and violations of federal and state statutes and regulations.  With respect to these other categories of matters not arising out of claims for insurance or reinsurance coverage, we establish reserves for loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated.  In many instances, we are unable to determine whether a loss is probable or to reasonably estimate the amount of such a loss and, therefore, the potential future losses arising from legal proceedings may exceed the amount of liabilities that we have recorded in our financial statements covering these matters.  While such potential future charges could be material, based on information currently known to management, management does not believe, other than as may be discussed below, that any such charges are likely to have a material adverse effect on our financial position or results of operation.

AIG | First Quarter 2019 Form 10-Q          45

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

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $7.3 billion at March 31, 2019.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and related subsidiaries (collectively AIGFP) and of AIG Markets arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at March 31, 2019 was $82 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

46          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  11. Contingencies, Commitments and Guarantees

Other

•       For additional discussion on commitments and guarantees associated with VIEs see Note 8.

•       For additional disclosures about derivatives see Note 9.

•       For additional disclosures about guarantees of outstanding debt of AIG Life Holdings, Inc. (AIGLH), see Note 16.

12. Equity

Shares Outstanding

Preferred Stock

On March 14, 2019, we issued 20,000  shares of 5.85% Series A Non-Cumulative Preferred Stock (Series A Preferred Stock) (equivalent to 20,000,000 Depositary Shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock), $5.00 par value and $25,000 liquidation preference per share (equivalent to $25 per Depositary Share). After underwriting discounts and expenses, we received net proceeds of approximately $485 million.

We may redeem the Series A Preferred Stock at our option, (a) in whole, but not in part, at any time prior to March 15, 2024, within 90 days after the occurrence of a “Rating Agency Event,” at a redemption price equal to $25,500 per share of the Series A Preferred Stock (equivalent to $25.50 per Depositary Share), plus an amount equal to any dividends per share that have been declared but not paid prior to the redemption date (but no amount due in respect of any dividends that have not been declared prior to such date), or (b) (i) in whole, but not in part, at any time prior to March 15, 2024, within 90 days after the occurrence of a “Regulatory Capital Event,” or (ii) in whole or in part, from time to time, on or after March 15, 2024, in each case, at a redemption price equal to $25,000 per share of the Series A Preferred Stock (equivalent to $25.00 per Depositary Share), plus an amount equal to any dividends per share that have been declared but not paid prior to the redemption date (but no amount due in respect of any dividends that have not been declared prior to such date).

A “Rating Agency Event” is generally defined to mean that any nationally recognized statistical rating organization within the meaning of Section 3(a)(62) of the Exchange Act that then publishes a rating for us amends, clarifies or changes the criteria it uses to assign equity credit to securities such as the Series A Preferred Stock, which amendment, clarification or change results in the shortening of the length of time the Series A Preferred Stock is assigned a particular level of equity credit by that rating agency as compared to the length of time it would have been assigned that level of equity credit by that rating agency or its predecessor on the initial issuance of the Series A Preferred Stock, or the lowering of the equity credit (including up to a lesser amount) assigned to the Series A Preferred Stock by that rating agency as compared to the equity credit assigned by that rating agency or its predecessor on the initial issuance of the Series A Preferred Stock. A “Regulatory Capital Event” is generally defined to mean our good faith determination that as a result of a change in law, rule or regulation, or a proposed change or an official judicial or administrative pronouncement, there is more than an insubstantial risk that the full liquidation preference of the Series A Preferred Stock would not qualify as capital (or a substantially similar concept) for purposes of any group capital standard to which we are or will be subject.

Holders of the Series A Preferred Stock will be entitled to receive dividend payments only when, as and if declared by our board of directors (or a duly authorized committee of the board). Dividends will be payable from the original date of issue at a rate of 5.85% per annum, payable quarterly, in arrears, on the fifteenth day of March, June, September and December of each year, beginning on June 15, 2019. Dividends on the Series A Preferred Stock will be non-cumulative.

In the event of any liquidation, dissolution or winding-up of the affairs of AIG, whether voluntary or involuntary, before any distribution or payment out of our assets may be made to or set aside for the holders of any junior stock, holders of the Series A Preferred Stock will be entitled to receive out of our assets legally available for distribution to our stockholders, an amount equal to $25,000 per share of Series A Preferred Stock (equivalent to $25.00 per Depositary Share), together with an amount equal to all declared and unpaid dividends (if any), but no amount in respect of any undeclared dividends prior to such payment date. Distributions will be made only to the extent of our assets that are available for distribution to stockholders (i.e., after satisfaction of all our liabilities to creditors, if any).

The Series A Preferred Stock does not have voting rights, except in limited circumstances, including in the case of certain dividend non-payments.

AIG | First Quarter 2019 Form 10-Q          47

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  12. Equity

Common Stock

The following table presents a rollforward of outstanding shares:

Three Months Ended March 31, 2019	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Shares, beginning of year	1,906,671,492	(1,040,062,063)	866,609,429
Shares issued	-	3,127,472	3,127,472
Shares repurchased	-	-	-
Shares, end of period	1,906,671,492	(1,036,934,591)	869,736,901

Dividends

Dividends are payable on AIG Common Stock only when, as and if declared by our Board of Directors in its discretion, from funds legally available for this purpose. In considering whether to pay a dividend on or purchase shares of AIG Common Stock, our Board of Directors considers a number of factors, including, but not limited to: the capital resources available to support our insurance operations and business strategies, AIG’s funding capacity and capital resources in comparison to internal benchmarks, expectations for capital generation, rating agency expectations for capital, regulatory standards for capital and capital distributions, and such other factors as our Board of Directors may deem relevant. The payment of dividends is also subject to the terms of AIG’s outstanding Series A Preferred Stock, pursuant to which no dividends may be declared or paid on any AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

The following table presents declaration date, record date, payment date and dividends paid per share on AIG Common Stock:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Share
February 13, 2019	March 15, 2019	March 29, 2019	0.32
February 8, 2018	March 15, 2018	March 29, 2018	0.32

For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries see Note 19 to the Consolidated Financial Statements in the 2018 Annual Report.

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock and warrants to purchase shares of AIG Common Stock:

Three Months Ended March 31,
(in millions)	2019	2018
Aggregate repurchases of common stock	$-	$298
Total number of common shares repurchased	-	5
Aggregate repurchases of warrants	$-	$2
Total number of warrants repurchased*	-	-

*    For the three-month periods ended March 31, 2018, we repurchased 97,553 warrants to purchase shares of AIG Common Stock. For the three-month periods ended March 31, 2019, we did not repurchase any warrants to purchase shares of AIG Common Stock..

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On February 13, 2019, our Board of Directors authorized an additional increase of approximately $1.5 billion to its previous share repurchase authorization. As of March 31, 2019, $2.0 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

48          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  12. Equity

We did not repurchase any shares of AIG Common Stock during the three months ended March 31, 2019. The timing of any future repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. The repurchase of AIG Common Stock is also subject to the terms of AIG’s outstanding Series A Preferred Stock, pursuant to which AIG may not (other than in limited circumstances) purchase, redeem or otherwise acquire AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income (loss):

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, December 31, 2018, net of tax	$(38)	$2,426	$(2,725)	$(1,086)	$10	$(1,413)
Change in unrealized appreciation of investments	849	5,064	-	-	-	5,913
Change in deferred policy acquisition costs
adjustment and other	(8)	(856)	-	-	-	(864)
Change in future policy benefits	-	(1,068)	-	-	-	(1,068)
Change in foreign currency translation adjustments	-	-	188	-	-	188
Change in net actuarial loss	-	-	-	1	-	1
Change in prior service credit	-	-	-	(1)	-	(1)
Change in deferred tax liability	(165)	(432)	(24)	(1)	-	(622)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	-	-
Total other comprehensive income (loss)	676	2,708	164	(1)	-	3,547
Noncontrolling interests	-	5	1	-	-	6
Balance, March 31, 2019, net of tax	$638	$5,129	$(2,562)	$(1,087)	$10	$2,128

Balance, December 31, 2017, net of tax	$793	$7,693	$(2,090)	$(931)	$-	$5,465
Cumulative effect of change in accounting
principles	169	(285)	(284)	(183)	7	(576)
Change in unrealized depreciation of investments	(240)	(4,754)	-	-	-	(4,994)
Change in deferred policy acquisition costs
adjustment and other	30	634	-	-	-	664
Change in future policy benefits	-	741	-	-	-	741
Change in foreign currency translation adjustments	-	-	172	-	-	172
Change in net actuarial loss	-	-	-	16	-	16
Change in prior service credit	-	-	-	(4)	-	(4)
Change in deferred tax asset (liability)	60	671	(14)	17	-	734
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	2	2
Total other comprehensive income (loss)	(150)	(2,708)	158	29	2	(2,669)
Noncontrolling interests	-	-	-	-	-	-
Balance, March 31, 2018, net of tax	$812	$4,700	$(2,216)	$(1,085)	$9	$2,220

AIG | First Quarter 2019 Form 10-Q          49

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  12. Equity

The following table presents the other comprehensive income reclassification adjustments for the three-month periods ended March 31, 2019 and 2018, respectively:

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
March 31, 2019
Unrealized change arising during period	$841	$3,109	$188	$(5)	$-	$4,133
Less: Reclassification adjustments
included in net income	-	(31)	-	(5)	-	(36)
Total other comprehensive income (loss),
before income tax expense	841	3,140	188	-	-	4,169
Less: Income tax expense	165	432	24	1	-	622
Total other comprehensive income (loss),
net of income tax expense	$676	$2,708	$164	$(1)	$-	$3,547

March 31, 2018
Unrealized change arising during period	$(208)	$(3,386)	$172	$3	$2	$(3,417)
Less: Reclassification adjustments
included in net income	2	(7)	-	(9)	-	(14)
Total other comprehensive income (loss),
before income tax expense (benefit)	(210)	(3,379)	172	12	2	(3,403)
Less: Income tax expense (benefit)	(60)	(671)	14	(17)	-	(734)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(150)	$(2,708)	$158	$29	$2	$(2,669)

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified
	from Accumulated Other
	Comprehensive Income
	Three Months Ended March 31,		Affected Line Item in the
(in millions)	2019	2018	Condensed Consolidated Statements of Income
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$-	$2	Other realized capital gains
Total	-	2
Unrealized appreciation (depreciation) of
all other investments
Investments	(31)	24	Other realized capital gains
Deferred acquisition costs adjustment	-	(31)	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	(31)	(7)
Change in retirement plan liabilities adjustment
Prior-service credit	-	-	*
Actuarial losses	(5)	(9)	*
Total	(5)	(9)
Total reclassifications for the period	$(36)	$(14)

*    These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14.

50          AIG | First Quarter 2019 Form 10-Q

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

The following table presents the computation of basic and diluted EPS:

Three Months Ended March 31,
(dollars in millions, except per share data)	2019	2018
Numerator for EPS:
Income from continuing operations	$937	$950
Less: Net income from continuing operations attributable to noncontrolling interests	283	11
Income attributable to AIG common shareholders from continuing operations	654	939
Loss from discontinued operations, net of income tax expense	-	(1)
Net income attributable to AIG common shareholders	$654	$938
Denominator for EPS:
Weighted average shares outstanding — basic	875,383,084	907,951,597
Dilutive shares	2,129,160	17,314,980
Weighted average shares outstanding — diluted(a)	877,512,244	925,266,577
Income per common share attributable to AIG:
Basic:
Income from continuing operations	$0.75	$1.03
Income from discontinued operations	$-	$-
Net income attributable to AIG	$0.75	$1.03
Diluted:
Income from continuing operations	$0.75	$1.01
Income from discontinued operations	$-	$-
Net income attributable to AIG	$0.75	$1.01

(a)  Dilutive shares included our share‑based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011. The number of shares excluded from diluted shares outstanding was 64.3 million and 0.7 million for the three-month periods ended March 31, 2019 and 2018, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

AIG | First Quarter 2019 Form 10-Q          51

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  14. Employee Benefits

14. Employee Benefits

We sponsor various defined benefit pension plans, post-retirement medical and life insurance plans for eligible employees and retirees in the U.S. and certain non-U.S. countries.

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended March 31, 2019
Components of net periodic benefit cost:
Service cost	$2	$6	$8	$-	$-	$-
Interest cost	44	4	48	2	-	2
Expected return on assets	(57)	(5)	(62)	-	-	-
Amortization of prior service cost	-	-	-	-	-	-
Amortization of net loss	8	1	9	-	-	-
Net periodic benefit cost (credit)	(3)	6	3	2	-	2
Settlement gain	-	(4)	(4)	-	-	-
Net benefit cost (credit)	$(3)	$2	$(1)	$2	$-	$2
Three Months Ended March 31, 2018
Components of net periodic benefit cost:
Service cost	$2	$6	$8	$-	$-	$-
Interest cost	41	4	45	2	-	2
Expected return on assets	(71)	(7)	(78)	-	-	-
Amortization of prior service cost	-	1	1	-	-	-
Amortization of net loss	7	2	9	-	-	-
Net periodic benefit cost (credit)	(21)	6	(15)	2	-	2
Settlement gain	-	-	-	-	-	-
Net benefit cost (credit)	$(21)	$6	$(15)	$2	$-	$2

For the three-month period ended March 31, 2019, we did not make any contributions to the U.S. AIG Retirement Plan.

52          AIG | First Quarter 2019 Form 10-Q

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

The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. There are substantial uncertainties in the interpretation of BEAT and GILTI and, while certain formal guidance was issued by the U.S. tax authority, there are still aspects of the Tax Act that remain unclear and additional guidance is expected later in 2019. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

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

Interim Tax Expense (Benefit)

For the three-month period ended March 31, 2019, the effective tax rate on income from continuing operations was 18.8 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and valuation allowance activity related to certain foreign subsidiaries, partially offset by tax charges associated with the effect of foreign operations, state and local income taxes, a net tax charge related to the accrual of IRS interest, excess tax charges related to share based compensation payments recorded through the income statement, non-deductible transfer pricing charges, and U.S. tax imposed on GILTI earned by certain foreign subsidiaries. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

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

As a result of the Tax Act, the majority of accumulated foreign earnings that were previously untaxed are subject to a one-time deemed repatriation tax. Going forward, certain foreign earnings of our foreign affiliates will be exempt from U.S. tax upon repatriation. Notwithstanding the changes, U.S. tax on foreign exchange gain or loss and certain non-U.S. withholding taxes will continue to be applicable upon future repatriations of foreign earnings. For the three-month period ended March 31, 2019, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested.  These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

AIG | First Quarter 2019 Form 10-Q          53

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction.  Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss.  Our U.S. federal consolidated income tax group includes both life companies and non-life companies.  While the U.S. taxable income of our non-life companies can be offset by our net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards.  The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards.  Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of March 31, 2019, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

Estimates of future taxable income, including income generated from prudent and feasible actions and tax planning strategies and interpretations and assumptions related to the impact of the Tax Act could change in the near term, perhaps materially, which may require us to consider any potential impact to our assessment of the recoverability of the deferred tax asset. Such potential impact could be material to our consolidated financial condition or results of operations for an individual reporting period.

For the three-month period ended March 31, 2019, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a decrease to the deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of March 31, 2019, based on all available evidence, we concluded that no valuation allowance is required. For the three-month period ended March 31, 2019, we released $290 million of valuation allowance associated with the unrealized tax losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, all of which was allocated to other comprehensive income.

For the three-month period ended March 31, 2019, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Non-Life Companies’ available for sale securities portfolio, resulting in an increase to the deferred tax liability related to net unrealized tax capital gains.  As of March 31, 2019, we continue to be in an overall unrealized tax gain position with respect to the U.S. Non-Life Companies’ available for sale securities portfolio and thus concluded no valuation allowance is necessary in the U.S. Non-Life Companies’ available for sale securities portfolio.

For the three-month period ended March 31, 2019, we recognized a net decrease of $38 million in our deferred tax asset valuation allowance associated with certain foreign subsidiaries, primarily attributable to changes in projections and current year activity.

54          AIG | First Quarter 2019 Form 10-Q

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

Accounting for Uncertainty in Income Taxes

At both March 31, 2019 and December 31, 2018, our unrecognized tax benefits, excluding interest and penalties, were $4.7 billion. At March 31, 2019 and December 31, 2018, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $45 million and $38 million, respectively.  Accordingly, at both March 31, 2019 and December 31, 2018, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.7 billion.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.  At March 31, 2019 and December 31, 2018, we had accrued liabilities of $2.3 billion and $2.2 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the three-month periods ended March 31, 2019 and 2018, we accrued expense (benefit) of $58 million and $54 million, respectively, for the payment of interest and penalties.

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

AIG | First Quarter 2019 Form 10-Q          55

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt

16. Information Provided in Connection with Outstanding Debt

The following Condensed Consolidating Financial Statements reflect the results of Validus Holdings, Ltd. and AIG Life Holdings, Inc. (AIGLH), each a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of the senior notes of Validus and all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheets

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
March 31, 2019
Assets:
Short-term investments(a)	$2,051	$2	$-	$11,306	$(2,226)	$11,133
Other investments(b)	3,750	-	-	309,980	-	313,730
Total investments	5,801	2	-	321,286	(2,226)	324,863
Cash	2	1	3	2,559	-	2,565
Loans to subsidiaries(c)	35,221	-	-	608	(35,829)	-
Investment in consolidated subsidiaries(c)	36,737	4,282	29,312	-	(70,331)	-
Other assets, including deferred income taxes(d)	15,707	1,796	126	170,000	(2,135)	185,494
Total assets	$93,468	$6,081	$29,441	$494,453	$(110,521)	$512,922
Liabilities:
Insurance liabilities	$-	$-	$-	$298,689	$-	$298,689
Long-term debt	22,993	357	643	11,783	-	35,776
Other liabilities, including intercompany balances(b)	9,080	221	133	111,293	(4,363)	116,364
Loans from subsidiaries(c)	608	-	-	35,222	(35,830)	-
Total liabilities	32,681	578	776	456,987	(40,193)	450,829
Total AIG shareholders’ equity	60,787	5,503	28,665	36,160	(70,328)	60,787
Non-redeemable noncontrolling interests	-	-	-	1,306	-	1,306
Total equity	60,787	5,503	28,665	37,466	(70,328)	62,093
Total liabilities and equity	$93,468	$6,081	$29,441	$494,453	$(110,521)	$512,922

December 31, 2018
Assets:
Short-term investments(a)	$1,141	$2	$-	$10,329	$(1,798)	$9,674
Other investments(b)	3,377	-	-	301,158	-	304,535
Total investments	4,518	2	-	311,487	(1,798)	314,209
Cash	2	9	9	2,853	-	2,873
Loans to subsidiaries(c)	34,963	-	-	615	(35,578)	-
Investment in consolidated subsidiaries(c)	33,300	4,029	26,321	-	(63,650)	-
Other assets, including deferred income taxes(d)	15,389	1,798	124	159,430	(1,839)	174,902
Total assets	$88,172	$5,838	$26,454	$474,385	$(102,865)	$491,984
Liabilities:
Insurance liabilities	$-	$-	$-	$293,652	$-	$293,652
Long-term debt	22,422	359	643	11,116	-	34,540
Other liabilities, including intercompany balances(b)	8,774	228	144	100,974	(3,637)	106,483
Loans from subsidiaries(c)	615	-	-	34,963	(35,578)	-
Total liabilities	31,811	587	787	440,705	(39,215)	434,675
Total AIG shareholders’ equity	56,361	5,251	25,667	32,732	(63,650)	56,361
Non-redeemable noncontrolling interests	-	-	-	948	-	948
Total equity	56,361	5,251	25,667	33,680	(63,650)	57,309
Total liabilities and equity	$88,172	$5,838	$26,454	$474,385	$(102,865)	$491,984

(a)  At March 31, 2019, includes restricted cash of $8 million and $243 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively. At December 31, 2018, includes restricted cash of $124 million and $18 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively.

(b)  Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(c)  Eliminated in consolidation.

(d)  At March 31, 2019, includes restricted cash of $1 million and $362 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively. At December 31, 2018, includes restricted cash of $1 million and $342 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively.

56          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Income

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended March 31, 2019
Revenues:
Equity in earnings of consolidated subsidiaries*	$708	$207	$700	$-	$(1,615)	$-
Other income	287	1	-	12,208	(40)	12,456
Total revenues	995	208	700	12,208	(1,655)	12,456
Expenses:
Interest expense	246	-	13	94	(4)	349
Loss on extinguishment of debt	-	4	-	(6)	-	(2)
Other expenses	188	1	-	10,804	(38)	10,955
Total expenses	434	5	13	10,892	(42)	11,302
Income (loss) from continuing operations before income tax
expense (benefit)	561	203	687	1,316	(1,613)	1,154
Income tax expense (benefit)	(94)	-	(1)	312	-	217
Income (loss) from continuing operations	655	203	688	1,004	(1,613)	937
Income (loss) from discontinued operations, net of income taxes	(1)	-	-	1	-	-
Net income (loss)	654	203	688	1,005	(1,613)	937
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	-	-	-	283	-	283
Net income (loss) attributable to AIG	$654	$203	$688	$722	$(1,613)	$654

Three Months Ended March 31, 2018
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,033	$-	$722	$-	$(1,755)	$-
Other income	258	-	-	11,512	(58)	11,712
Total revenues	1,291	-	722	11,512	(1,813)	11,712
Expenses:
Interest expense	220	-	12	48	(3)	277
Loss on extinguishment of debt	-	-	-	4	-	4
Other expenses	152	-	1	10,106	(55)	10,204
Total expenses	372	-	13	10,158	(58)	10,485
Income (loss) from continuing operations before income tax
expense (benefit)	919	-	709	1,354	(1,755)	1,227
Income tax expense (benefit)	(19)	-	3	293	-	277
Income (loss) from continuing operations	938	-	706	1,061	(1,755)	950
Loss from discontinued operations, net of income taxes	-	-	-	(1)	-	(1)
Net income (loss)	938	-	706	1,060	(1,755)	949
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	-	-	-	11	-	11
Net income (loss) attributable to AIG	$938	$-	$706	$1,049	$(1,755)	$938

*    Eliminated in consolidation.

AIG | First Quarter 2019 Form 10-Q          57

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Comprehensive Income

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended March 31, 2019
Net income (loss)	$654	$203	$688	$1,005	$(1,613)	$937
Other comprehensive income (loss)	3,541	1	5,308	9,175	(14,478)	3,547
Comprehensive income (loss)	4,195	204	5,996	10,180	(16,091)	4,484
Total comprehensive income attributable to noncontrolling interests	-	-	-	289	-	289
Comprehensive income (loss) attributable to AIG	$4,195	$204	$5,996	$9,891	$(16,091)	$4,195

Three Months Ended March 31, 2018
Net income (loss)	$938	$-	$706	$1,060	$(1,755)	$949
Other comprehensive income (loss)	(2,669)	-	4,950	14,655	(19,605)	(2,669)
Comprehensive income (loss)	(1,731)	-	5,656	15,715	(21,360)	(1,720)
Total comprehensive income attributable to noncontrolling interests	-	-	-	11	-	11
Comprehensive income (loss) attributable to AIG	$(1,731)	$-	$5,656	$15,704	$(21,360)	$(1,731)

58          AIG | First Quarter 2019 Form 10-Q

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Cash Flows

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended March 31, 2019
Net cash (used in) provided by operating activities	$318	$(8)	$480	$(665)	$(1,101)	$(976)
Cash flows from investing activities:
Sales of investments	864	-	-	13,840	(364)	14,340
Sales of divested businesses, net	-	-	-	-	-	-
Purchase of investments	(675)	-	-	(14,804)	364	(15,115)
Loans to subsidiaries - net	(10)	-	-	10	-	-
Contributions from (to) subsidiaries - net	(319)	-	-	-	319	-
Acquisition of businesses, net of cash and
restricted cash acquired	-	-	-	-	-	-
Net change in short-term investments	(1,020)	-	-	(201)	-	(1,221)
Other, net	(20)	-	-	37	-	17
Net cash (used in) provided by investing activities	(1,180)	-	-	(1,118)	319	(1,979)
Cash flows from financing activities:
Issuance of long-term debt	596	-	-	853	-	1,449
Repayments of long-term debt	-	-	-	(589)	-	(589)
Issuance of preferred stock	485	-	-	-	-	485
Purchase of common stock	-	-	-	-	-	-
Intercompany loans - net	(10)	-	-	10	-	-
Cash dividends paid	(278)	-	(486)	(615)	1,101	(278)
Other, net	(47)	-	-	2,063	(319)	1,697
Net cash (used in) provided by financing activities	746	-	(486)	1,722	782	2,764
Effect of exchange rate changes on cash and
restricted cash	-	-	-	12	-	12
Change in cash and restricted cash	(116)	(8)	(6)	(49)	-	(179)
Cash and restricted cash at beginning of year	127	9	9	3,213	-	3,358
Cash and restricted cash at end of period	$11	$1	$3	$3,164	$-	$3,179

Three Months Ended March 31, 2018
Net cash (used in) provided by operating activities	$9	$-	$362	$(501)	$(808)	$(938)
Cash flows from investing activities:
Sales of investments	1,322	-	-	15,830	(2,681)	14,471
Sales of divested businesses, net	-	-	-	6	-	6
Purchase of investments	(39)	-	-	(15,405)	2,681	(12,763)
Loans to subsidiaries - net	422	-	-	(60)	(362)	-
Contributions from (to) subsidiaries - net	153	-	-	-	(153)	-
Net change in short-term investments	(2,460)	-	-	(580)	-	(3,040)
Other, net	(79)	-	-	(567)	-	(646)
Net cash (used in) investing activities	(681)	-	-	(776)	(515)	(1,972)
Cash flows from financing activities:
Issuance of long-term debt	2,472	-	-	567	-	3,039
Repayments of long-term debt	(1,107)	-	-	(220)	-	(1,327)
Purchase of common stock	(298)	-	-	-	-	(298)
Intercompany loans - net	60	-	-	(422)	362	-
Cash dividends paid	(289)	-	(377)	(431)	808	(289)
Other, net	(154)	-	-	1,362	153	1,361
Net cash (used in) provided by financing activities	684	-	(377)	856	1,323	2,486
Effect of exchange rate changes on cash and
restricted cash	-	-	-	58	-	58
Change in cash and restricted cash	12	-	(15)	(363)	-	(366)
Cash and restricted cash at beginning of year	8	-	20	2,709	-	2,737
Cash and restricted cash at end of period	$20	$-	$5	$2,346	$-	$2,371

AIG | First Quarter 2019 Form 10-Q          59

ITEM 1 |  Notes to Condensed Consolidated Financial Statements (unaudited) |  16. Information Provided in Connection with Outstanding Debt

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
March 31, 2019
Cash	$2	$1	$3	$2,559	$-	$2,565
Restricted cash included in Short-term investments	8	-	-	243	-	251
Restricted cash included in Other assets	1	-	-	362	-	363
Total cash and restricted cash shown in the Condensed
Consolidating Statements of Cash Flows	$11	$1	$3	$3,164	$-	$3,179

Cash (paid) received during the 2019 period for:
Interest:
Third party	$(225)	$(11)	$(23)	$(56)	$-	$(315)
Intercompany	(1)	-	-	1	-	-
Taxes:
Income tax authorities	$(4)	$-	$-	$(46)	$-	$(50)
Intercompany	194	-	-	(194)	-	-

March 31, 2018
Cash	$4	$-	$5	$2,094	$-	$2,103
Restricted cash included in Short-term investments	15	-	-	32	-	47
Restricted cash included in Other assets	1	-	-	220	-	221
Total cash and restricted cash shown in the Condensed
Consolidating Statements of Cash Flows	$20	$-	$5	$2,346	$-	$2,371

Cash (paid) received during the 2018 period for:
Interest:
Third party	$(260)	$-	$-	$(97)	$-	$(357)
Intercompany	-	-	-	-	-	-
Taxes:
Income tax authorities	$(9)	$-	$-	$(19)	$-	$(28)
Intercompany	403	-	-	(403)	-	-

American International Group, Inc. (As Guarantor) Supplementary Disclosure of Non-Cash Activities:

Three Months Ended March 31,
(in millions)	2019	2018
Intercompany non-cash financing and investing activities:
Capital contributions	$-	$2,339
Dividends received in the form of securities	486	60
Return of capital	-	2,706

17. Subsequent Events

Dividends Declared

On May 6, 2019, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 28, 2019 to shareholders of record on June 14, 2019.

60          AIG | First Quarter 2019 Form 10-Q

ITEM 2 | Management’s  Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Annual Report) to assist readers seeking additional information related to a particular subject.

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

–   Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2018 Annual Report.

We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

AIG | First Quarter 2019 Form 10-Q          61

62          AIG | First Quarter 2019 Form 10-Q

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

Book value per common share, excluding accumulated other comprehensive income (AOCI) and Book value per common share, excluding AOCI and deferred tax assets (DTA) (Adjusted book value per common share) are used to show the amount of our net worth on a per-common share basis. We believe these measures are useful to investors because they eliminate items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. These measures also eliminate the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in these book value per common share metrics. Book value per common share, excluding AOCI, is derived by dividing total AIG common shareholders’ equity, excluding AOCI, by total common shares outstanding. Adjusted book value per common share is derived by dividing total AIG common shareholders’ equity, excluding AOCI and DTA (Adjusted Common Shareholders’ Equity), by total common shares outstanding. The reconciliation to book value per common share, the most comparable GAAP measure, is presented in the Executive Summary section of this MD&A.

Return on common equity – Adjusted after-tax income excluding AOCI and DTA (Adjusted return on common equity) is used to show the rate of return on common shareholders’ equity. We believe this measure is useful to investors because it eliminates items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in Adjusted return on common equity. Adjusted return on common equity is derived by dividing actual or annualized adjusted after-tax income attributable to AIG by average Adjusted Common Shareholders’ Equity. The reconciliation to return on common equity, the most comparable GAAP measure, is presented in the Executive Summary section of this MD&A.

Adjusted after-tax income attributable to AIG is derived by excluding the tax effected adjusted pre-tax income (APTI) adjustments described below and the following tax items from net income attributable to AIG:

•       deferred income tax valuation allowance releases and charges;

•       changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; and

•       net tax charge related to the enactment of the Tax Cuts and Jobs Act (Tax Act);

and by excluding the net realized capital gains (losses) from noncontrolling interests.

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

AIG | First Quarter 2019 Form 10-Q          63

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

•       changes in the fair value of equity securities;

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

•       integration and transaction costs associated with acquired businesses;

•       losses from the impairment of goodwill; and

•       non-recurring external costs associated with the implementation of non-ordinary course legal or regulatory changes or changes to accounting principles.

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

64          AIG | First Quarter 2019 Form 10-Q

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

For a complete discussion of our critical accounting estimates, see Part II, Item 7. MD&A — Critical Accounting Estimates in the 2018 Annual Report.

Executive Summary

Overview

This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in our securities. You should read this Quarterly Report on Form 10-Q, together with the 2018 Annual Report, in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

Beginning in the first quarter of 2019, on a prospective basis, the changes in the fair value of equity securities are excluded from adjusted pre-tax income (loss).

AIG | First Quarter 2019 Form 10-Q          65

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

For further discussion on our business segments see Note 3 to the Condensed Consolidated Financial Statements.

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

66          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Executive Summary

Financial Performance Summary

Net Income Attributable To AIG Three Months Ended March 31, (in millions)

2019 and 2018 Comparison

Decrease in Net income attributable to AIG is the result of:

Increases due to:

•      improvement in accident year losses in General Insurance as a result of underwriting discipline, increased use of reinsurance and a change in business mix as well as lower catastrophe losses in General Insurance;

•      higher investment returns in our hedge fund portfolio and equity securities due to robust equity market returns in the first quarter of 2019 and an increase in income from fixed maturity securities for which the fair value option was elected, compared to the same period in the prior year where returns were lower as a result of an increase in rates and widening spreads that occurred, as well as negative performance of our fair value option equity securities portfolio; and

•      lower general and other operating expenses as a result of ongoing strategic initiatives to reduce costs.

These increases were more than offset by:

•      higher net realized capital losses;

•      a net loss reserve discount charge in the first quarter of 2019 compared to a loss reserve discount benefit in the first quarter of 2018; and

•      the impact of noncontrolling interest attributed to Fortitude Re results in the first quarter of 2019 as discussed in Consolidated Results of Operations.

For further discussion see Consolidated Results of Operations.

Adjusted Pre-Tax Income* Three Months Ended March 31, (in millions)

2019 and 2018 Comparison

Increase in Adjusted pre-tax income primarily due to:

•      higher investment returns in our hedge fund portfolio due to robust equity market returns in the first quarter of 2019 and an increase in income from fixed maturity securities for which the fair value option was elected, compared to the same period in the prior year where returns were lower as a result of an increase in rates and widening spreads that occurred, as well as negative performance of our fair value option equity securities portfolio;

•      lower general operating and other expenses; and

•      a General Insurance underwriting profit in the first quarter of 2019 compared to an underwriting loss in the same period in the prior year driven by lower catastrophe losses and lower accident year losses as a result of underwriting discipline, increased use of reinsurance and a change in business mix.

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG | First Quarter 2019 Form 10-Q          67

ITEM 2 |  Executive Summary

General Operating and Other Expenses Three Months Ended March 31, (in millions)

2019 and 2018 Comparison

General operating and other expenses declined primarily due to lower employee related expenses and professional fee reductions pertaining to ongoing efficiency programs.  The declines were partially offset due to the increase in expenses caused by the acquisitions of Validus and Glatfelter in the third and fourth quarters of 2018, respectively.

In keeping with our broad and ongoing efforts to transform for long-term competitiveness, general operating and other expenses for the first quarters of 2019 and 2018 included approximately $47 million and $24 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges and other exit costs related to organizational simplification, operational efficiency, and business rationalization.

Return on Common Equity	Adjusted Return on Common Equity*

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

Book Value Per Common Share	Book Value Per Common Share, excluding AOCI*

*    Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

68          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Executive Summary

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in the first quarter of 2019, characterized by factors such as the impact of historically low interest rates, uncertainties in the annuity marketplace resulting from legislative and regulatory initiatives aimed at re-evaluating the standard of care for sales of investment products and services, slowing growth in China and Euro-Zone economies, global trade tensions and the UK’s pending withdrawal from its membership in the European Union (the EU) (commonly referred to as Brexit). Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

Impact of Changes in the Interest Rate Environment

Interest rates in 2019 have remained low by historical standards, notwithstanding that interest rates rose in 2018, and in some cases have risen close to highs of the preceding five to ten years. In early 2019, the Federal Open Market Committee of the Federal Reserve System indicated that it expects the pace of rate increases to slow. The low interest rate environment negatively affects sales of interest rate sensitive products in our industry and may negatively impact the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. As rates rise, some of these impacts may abate while there may be different impacts, some of which are highlighted below. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

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

AIG | First Quarter 2019 Form 10-Q          69

ITEM 2 |  Executive Summary

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

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 63 percent were crediting at the contractual minimum guaranteed interest rate at March 31, 2019. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 65 percent and 66 percent at March 31, 2019 and December 31, 2018, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning. In the core universal life business in our Life Insurance business, 65 percent of the account values were crediting at the contractual minimum guaranteed interest rate at March 31, 2019.

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
March 31, 2019		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$1,002	$4,285	$20,198	$25,485
> 1% - 2%	6,884	183	1,768	8,835
> 2% - 3%	12,251	265	74	12,590
> 3% - 4%	9,505	42	7	9,554
> 4% - 5%	532	-	4	536
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$30,208	$4,775	$22,056	$57,039
Group Retirement*
1%	$1,533	$2,686	$3,202	$7,421
> 1% - 2%	5,449	876	1,142	7,467
> 2% - 3%	14,954	3	-	14,957
> 3% - 4%	830	-	-	830
> 4% - 5%	7,078	-	-	7,078
> 5% - 5.5%	174	-	-	174
Total Group Retirement	$30,018	$3,565	$4,344	$37,927
Universal life insurance
1%	$-	$-	$-	$-
> 1% - 2%	93	24	365	482
> 2% - 3%	277	578	1,081	1,936
> 3% - 4%	1,544	491	7	2,042
> 4% - 5%	2,988	227	-	3,215
> 5% - 5.5%	264	-	-	264
Total universal life insurance	$5,166	$1,320	$1,453	$7,939
Total	$65,392	$9,660	$27,853	$102,905
Percentage of total	64%	9%	27%	100%

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

70          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Executive Summary

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

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Three Months Ended March 31,			Percentage
Rate for 1 USD	2019	2018	Change
Currency:
GBP	0.78	0.73	7%
EUR	0.88	0.82	7%
JPY	110.50	110.62	-%

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

AIG | First Quarter 2019 Form 10-Q          71

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations on a reported basis for the three month periods ended March 31, 2019 and 2018. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see the Critical Accounting Estimates section of this MD&A and  Part II, Item 7. MD&A — Critical Accounting Estimates in the 2018 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

Three Months Ended March 31,			Percentage
(in millions)	2019	2018	Change
Revenues:
Premiums	$8,070	$7,275	11%
Policy fees	735	764	(4)
Net investment income	3,879	3,261	19
Net realized capital losses	(446)	(19)	NM
Other income	218	431	(49)
Total revenues	12,456	11,712	6
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,679	5,667	18
Interest credited to policyholder account balances	940	916	3
Amortization of deferred policy acquisition costs	1,289	1,358	(5)
General operating and other expenses	2,053	2,271	(10)
Interest expense	349	277	26
(Gain) loss on extinguishment of debt	(2)	4	NM
Net gain on sale of divested businesses	(6)	(8)	25
Total benefits, losses and expenses	11,302	10,485	8
Income from continuing operations before
income tax expense	1,154	1,227	(6)
Income tax expense	217	277	(22)
Income from continuing operations	937	950	(1)
Loss from discontinued operations,
net of income tax expense	-	(1)	NM
Net income	937	949	(1)
Less: Net income (loss) attributable to
noncontrolling interests	283	11	NM
Net income attributable to AIG	$654	$938	(30)%

	March 31,	December 31,
(in millions, except per share data)	2019	2018
Balance sheet data:
Total assets	$512,922	$491,984
Long-term debt	35,776	34,540
Total AIG shareholders’ equity	60,787	56,361
Book value per common share	69.33	65.04
Book value per common share, excluding AOCI	66.89	66.67
Adjusted book value per common share	55.47	54.95

72          AIG | First Quarter 2019 Form 10-Q

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI and Book value per common share, excluding AOCI and DTA (Adjusted book value per common share), which are non-GAAP measures. For additional information see Use of Non‑GAAP Measures.

	March 31,	December 31,
(in millions, except per share data)	2019	2018
Total AIG shareholders' equity	$60,787	$56,361
Preferred equity	485	-
Total AIG common shareholders' equity	60,302	56,361
Accumulated other comprehensive income (loss)	2,128	(1,413)
Total AIG common shareholders' equity, excluding AOCI	58,174	57,774
Deferred tax assets	9,926	10,153
Adjusted common shareholders' equity	$48,248	$47,621

Total common shares outstanding	869,736,901	866,609,429
Book value per common share	$69.33	$65.04
Book value per common share, excluding AOCI	66.89	66.67
Adjusted book value per common share	55.47	54.95

The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information see Use of Non‑GAAP Measures.

	Three Months Ended		Year Ended
	March 31,		December 31,
(dollars in millions)	2019	2018	2018
Actual or annualized net income (loss) attributable to AIG	$2,616	$3,752	$(6)
Actual or annualized adjusted after-tax income attributable to AIG	5,552	3,852	1,064

Average AIG common shareholders' equity	$58,332	$63,982	$60,819
Average AOCI	358	3,843	1,193
Average AIG common shareholders' equity, excluding average AOCI	57,974	60,139	59,626
Average DTA	10,040	10,353	10,133
Average adjusted AIG common shareholders' equity	$47,934	$49,786	$49,493
Return on common equity	4.5%	5.9%	0.0%
Adjusted return on common equity	11.6%	7.7%	2.1%

AIG | First Quarter 2019 Form 10-Q          73

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to adjusted pre-tax income/adjusted after-tax income attributable to AIG:

Three Months Ended March 31,	2019				2018
		Total Tax				Total Tax
		(Benefit)	Noncontrolling	After		(Benefit)	Noncontrolling	After
(in millions, except per share data)	Pre-tax	Charge	Interest(b)	Tax	Pre-tax	Charge	Interest	Tax
Pre-tax income/net income, including
noncontrolling interests	$1,154	$217	$-	$937	$1,227	$277	$-	$949
Noncontrolling interest			(283)	(283)			(11)	(11)
Pre-tax income/net income attributable
to AIG	$1,154	$217	$(283)	$654	$1,227	$277	$(11)	$938
Changes in uncertain tax positions and other tax adjustments		12	-	(12)		4	-	(4)
Deferred income tax valuation allowance (releases) charges		38	-	(38)		(30)	-	30
Changes in fair value of securities used to hedge
guaranteed living benefits	(96)	(20)	-	(76)	77	16	-	61
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	(99)	(21)	-	(78)	31	6	-	25
Changes in the fair value of equity securities	(79)	(17)	-	(62)	-	-	-	-
Unfavorable (favorable) prior year development and
related amortization changes ceded
under retroactive reinsurance agreements	(27)	(5)	-	(22)	34	7	-	27
(Gain) loss on extinguishment of debt	(2)	(1)	-	(1)	4	1	-	3
Net realized capital (gains) losses(a)	474	109	-	365	19	(1)	-	20
Loss from discontinued operations				-				1
Income from divested businesses	(6)	(1)	-	(5)	(8)	(2)	-	(6)
Non-operating litigation reserves and settlements	1	1	-	-	13	3	-	10
Net loss reserve discount (benefit) charge	473	99	-	374	(205)	(43)	-	(162)
Integration and transaction costs associated with acquired
businesses	7	2	-	5	-	-	-	-
Restructuring and other costs	47	10	-	37	24	5	-	19
Noncontrolling interest primarily related to net realized capital
gains (losses) of Fortitude Holdings' standalone results(b)			247	247			1	1
Adjusted pre-tax income/Adjusted after-tax
income	$1,847	$423	$(36)	$1,388	$1,216	$243	$(10)	$963

Weighted average diluted shares outstanding				877.5				925.3
Income per common share attributable
to AIG (diluted)				$0.75				$1.01
Adjusted after-tax income per common share
attributable to AIG (diluted)				$1.58				$1.04

(a)  Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

(b)  Noncontrolling interests is primarily due to the 19.9 percent investment in Fortitude Holdings by an affiliate of The Carlyle Group L.P. (Carlyle), which occurred in the fourth quarter of 2018. Carlyle is allocated 19.9 percent of Fortitude Holdings’ standalone financial results. Fortitude Holdings’ results are mostly eliminated in AIG’s consolidated income from continuing operations given that its results arise from intercompany transactions. Noncontrolling interests is calculated based on the standalone financial results of Fortitude Holdings. The most significant component of Fortitude Holdings’ standalone results concerns gains related to the change in fair value of embedded derivatives, which moved materially in the quarter due to lower rates and tightening credit spreads, and which are recorded in net realized capital gains and losses of Fortitude Holdings. In accordance with AIG's adjusted after-tax income definition, realized capital gains and losses are excluded from noncontrolling interests.

     Fortitude Holdings’ summarized financial information (standalone results) is presented below:

Three Months Ended March 31, 2019	Fortitude	AIG Noncontrolling
(in millions)	Holdings	Interest
Revenues	$606	$121
Expenses	472	94
Adjusted pre-tax income	134	27
Taxes on adjusted pre-tax income	28	6
Adjusted after-tax income, excluding realized capital gains	106	21

Net realized capital gains	1,573	313
Taxes on realized capital gains	330	66
After-tax net realized capital gains	1,243	247
Net income	$1,349	$268

74          AIG | First Quarter 2019 Form 10-Q

ITEM 2 | Consolidated Results of Operations

first QUARTER pre-tax income Comparison for 2019 and 2018

Decrease in pre-tax income in the first quarter of 2019 compared to the first quarter of 2018 is the result of:

Increases due to:

•      improvement in accident year losses in General Insurance as a result of underwriting discipline, increased use of reinsurance and a change in business mix as well as lower catastrophe losses in General Insurance;

•      higher investment returns in our hedge fund portfolio and equity securities due to robust equity market returns in the first quarter of 2019 and an increase in income from fixed maturity securities for which the fair value option was elected, compared to the same period in the prior year where returns were lower as a result of an increase in rates and widening spreads that occurred, as well as negative performance of our fair value option equity securities portfolio; and

•      lower general and other operating expenses as a result of ongoing strategic initiatives to reduce costs, partially offset by the increase in expenses caused by the acquisitions of Validus and Glatfelter in the third and fourth quarters of 2018, respectively.

These increases were more than offset by:

•      higher net realized capital losses due to Life and Retirement guaranteed living benefits, net of hedges, which reflected net realized capital losses in the first quarter of 2019 compared to net realized capital gains in the first quarter of 2018, primarily due to changes in the movement in the non-performance or “own credit” risk adjustment (NPA), which is not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results), partially offset from gains in fixed income securities due to credit spreads tightening; and

•      a net loss reserve discount charge in the first quarter of 2019 compared to a loss reserve discount benefit in the first quarter of 2018.

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

The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. There are substantial uncertainties in the interpretation of BEAT and GILTI and, while certain formal guidance was issued by the U.S. tax authority, there are still aspects of the Tax Act that remain unclear and additional guidance is expected later in 2019. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

Repatriation Assumptions

As a result of the Tax Act, the majority of accumulated foreign earnings that were previously untaxed are subject to a one-time deemed repatriation tax. Going forward, foreign earnings not taxed as part of the one-time deemed repatriation (or otherwise taxed currently under the GILTI or subpart F regimes) will generally be exempt from U.S. tax upon repatriation. Notwithstanding the changes, U.S. tax on foreign exchange gain or loss and certain non-U.S. withholding taxes will continue to be applicable upon future repatriations of foreign earnings. For 2019, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these

AIG | First Quarter 2019 Form 10-Q          75

ITEM 2 | Consolidated Results of Operations

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

Income Tax expense analysis

For the three-month period ended March 31, 2019, the effective tax rate on income from continuing operations was 18.8 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and valuation allowance activity related to certain foreign subsidiaries, partially offset by tax charges associated with the effect of foreign operations, state and local income taxes, a net tax charge related to the accrual of IRS interest, excess tax charges related to share based compensation payments recorded through the income statement, non-deductible transfer pricing charges, and U.S. tax imposed on GILTI earned by certain foreign subsidiaries. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

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

Business Segment Operations

Our business operations consist of General Insurance, Life and Retirement, Other Operations, and a Legacy Portfolio.

General Insurance consists of two operating segments: North America and International. Life and Retirement consists of four operating segments: Group Retirement, Individual Retirement, Life Insurance and Institutional Markets. Other Operations consists of businesses and items not allocated to our other businesses, which are primarily AIG Parent and Blackboard.  Our Legacy Portfolio consists of our Legacy Life and Retirement Run-Off Lines, Legacy General Insurance Run-Off Lines, and Legacy Investments. Effective February 2018, Fortitude Re is included in our Legacy Portfolio.

The following table summarizes Adjusted pre-tax income (loss) from our business segment operations. See also Note 3 to the Condensed Consolidated Financial Statements.

Three Months Ended March 31,
(in millions)	2019	2018
Core business:
General Insurance
North America	$934	$320
International	334	190
General Insurance	1,268	510
Life and Retirement
Individual Retirement	508	499
Group Retirement	232	282
Life Insurance	116	52
Institutional Markets	68	59
Life and Retirement	924	892
Other Operations	(387)	(342)
Consolidations, eliminations and other adjustments	(70)	11
Total Core	1,735	1,071
Legacy Portfolio	112	145
Adjusted pre-tax income (loss)	$1,847	$1,216

76          AIG | First Quarter 2019 Form 10-Q

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

Reinsurance Optimization: Strategically partner with reinsurers to reduce exposure to losses arising from frequency of large catastrophic events and the severity from individual risk losses. We strive to optimize our reinsurance program to manage volatility and protect the balance sheet from tail events and unpredictable net losses in support of our profitable growth objectives.

Underwriting Excellence: Empower and increase accountability of the underwriter and continue to integrate underwriting, claims and actuarial to enable better decision making.  Focus on enhancing risk selection, driving consistent underwriting best practices and building robust monitoring standards to improve underwriting results.

AIG | First Quarter 2019 Form 10-Q          77

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

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

General Insurance – North America

Commercial Lines over recent years has experienced challenging market conditions, with widespread excess capacity increasing competition and suppressing rates across multiple classes of business. However, in more recent periods we are seeing growing market support for rate increases in certain U.S. liability segments (outside of workers’ compensation), with increasing traction in excess casualty, D&O and commercial auto, where rates are supported by a trend of higher loss cost inflation. On the shorter tailed lines, the market is supporting higher rates for accounts which suffered losses from major catastrophe events in 2017 and 2018. We continue to achieve positive rate increases across a number of lines and classes of business as a result of our disciplined underwriting strategy and focus on risk selection. Further, we continue to achieve growth in several of our Commercial Lines high margin businesses, although these market segments remain highly competitive.

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

The Commercial Lines market continues to be highly competitive, due to increased market capacity and ample availability of capital. Despite this, we continue to grow our most profitable segments and diversify our portfolio across all regions by expanding into new product lines (e.g., cyber), new client segments (e.g., middle market) and new distribution channels (e.g., digital and national brokers) while remaining a market leader in key developed and developing markets. We are maintaining our underwriting discipline and continuing our risk selection strategy to improve profitability.

Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality, portfolio diversity, and low volatility of the short-tailed risk in these business lines.

78          AIG | First Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

General INSURANCE RESULTS

Three Months Ended March 31,			Percentage
(in millions)	2019	2018	Change
Underwriting results:
Net premiums written	$6,033	$6,171	(2)%
Decrease in unearned premiums	680	512	33
Net premiums earned	6,713	6,683	-
Losses and loss adjustment expenses incurred(a)	4,233	4,488	(6)
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,159	1,066	9
Other acquisition expenses	303	385	(21)
Total acquisition expenses	1,462	1,451	1
General operating expenses	839	995	(16)
Underwriting income (loss)	179	(251)	NM
Net investment income	1,089	761	43
Adjusted pre-tax income (loss)	$1,268	$510	149%
Loss ratio(a)	63.1	67.2	(4.1)
Acquisition ratio	21.8	21.7	0.1
General operating expense ratio	12.5	14.9	(2.4)
Expense ratio	34.3	36.6	(2.3)
Combined ratio(a)	97.4	103.8	(6.4)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.7)	(5.7)	3.0
Prior year development, net of (additional) return premium on loss sensitive business	1.0	1.6	(0.6)
Adjustment for ceded premiums under reinsurance contracts related to prior accident years and other	0.4	-	0.4
Accident year loss ratio, as adjusted	61.8	63.1	(1.3)
Accident year combined ratio, as adjusted	96.1	99.7	(3.6)

(a)  Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

Three Months Ended March 31,			Percentage Change in
(in millions)	2019	2018	U.S. dollars	Original Currency
North America(a)(b)	$2,578	$2,039	26%	26%
International(a)(c)	3,455	4,132	(16)	(13)
Total net premiums written	$6,033	$6,171	(2)%	-%

(a)    The three-month period ended March 31, 2019 includes Validus Net premiums written for North America and International of $1.1 billion and $171 million, respectively.

(b)    The three-month period ended March 31, 2019 includes Glatfelter Net premiums written for North America of $76 million.

(c)   As a result of the merger of AIUI Japan and Fuji Fire and Marine Insurance Company (Fuji), Fuji’s fiscal reporting period was conformed to that of AIUI Japan (Japan Merger Impact).  Therefore, the three-month period ended March 31, 2018 included approximately $300 million for two additional months of Net premiums written.

AIG | First Quarter 2019 Form 10-Q          79

ITEM 2 | Business Segment Operations  | General Insurance

The following tables present General Insurance accident year catastrophes by geography(a) and number of events:

Catastrophes(b)

	# of	North
(in millions)	Events	America	International	Total
Three Months Ended March 31, 2019
Flooding	1	$-	$10	$10
Windstorms and hailstorms	3	153	2	155
Tropical cyclone	1	5	5	10
Total catastrophe-related charges	5	$158	$17	$175
Three Months Ended March 31, 2018
Windstorms and hailstorms	4	$274	$19	$293
Earthquakes	1	25	58	83
Total catastrophe-related charges	5	$299	$77	$376

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

North america Results

Three Months Ended March 31,			Percentage
(in millions)	2019	2018	Change
Underwriting results:
Net premiums written	$2,578	$2,039	26%
Decrease in unearned premiums	575	653	(12)
Net premiums earned	3,153	2,692	17
Losses and loss adjustment expenses incurred(a)	2,189	2,153	2
Acquisition expenses:
Amortization of deferred policy acquisition costs	508	358	42
Other acquisition expenses	106	154	(31)
Total acquisition expenses	614	512	20
General operating expenses	361	355	2
Underwriting loss	(11)	(328)	97
Net investment income	945	648	46
Adjusted pre-tax income	$934	$320	192%
Loss ratio(a)	69.4	80.0	(10.6)
Acquisition ratio	19.5	19.0	0.5
General operating expense ratio	11.4	13.2	(1.8)
Expense ratio	30.9	32.2	(1.3)
Combined ratio(a)	100.3	112.2	(11.9)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(5.1)	(11.1)	6.0
Prior year development, net of (additional) return premium on loss sensitive business	1.8	2.8	(1.0)
Adjustment for ceded premiums under reinsurance contracts related to prior accident years and other	1.0	-	1.0
Accident year loss ratio, as adjusted	67.1	71.7	(4.6)
Accident year combined ratio, as adjusted	98.0	103.9	(5.9)

(a)  Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

80          AIG | First Quarter 2019 Form 10-Q

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

Adjusted pre-tax income increased in the three-month period ended March 31, 2019 compared to the same period in the prior year, primarily due to higher net investment income reflecting higher income on alternative investments, lower catastrophe losses and the inclusion of the Validus acquisition.

For a discussion of 2019 reinsurance programs see Part II, Item 7 Management's Discussion and Analysis of Financial Condition Results of Operation - Enterprise Risk Management in our 2018 Annual Report.

North America Adjusted Pre-Tax Income (Loss) Three Months Ended March 31, (in millions)

2019 and 2018 Comparison

Adjusted pre-tax income increased primarily due to:

•      higher net investment income reflecting higher income on alternative investments and the inclusion of the Validus acquisition;

•      lower catastrophe losses; and

•      lower current accident year loss ratio, as adjusted, driven primarily by underwriting actions and a change in business mix including the Validus and Glatfelter acquisitions.

North America Net Premiums Written Three Months Ended March 31, (in millions)

2019 and 2018 Comparison

Net premiums written increased primarily due to the inclusion of the Validus and Glatfelter acquisitions.

This increase was partially offset by:

•      higher ceded premiums due to the changes in 2019 reinsurance programs; and

•      lower production primarily in Excess Casualty, Retail Property, and Construction due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline.

AIG | First Quarter 2019 Form 10-Q          81

ITEM 2 | Business Segment Operations  | General Insurance

North America Combined Ratios Three Months Ended March 31,

2019 and 2018 Comparison

The decrease in the combined ratio reflected a decrease in both the loss ratio and the expense ratio.

The decrease in the loss ratio primarily reflected:

•      lower catastrophe losses; and

•      lower accident year loss ratio, as adjusted, due to a change in business mix including the Validus and Glatfelter acquisitions.

The decrease in the expense ratio reflected:

•      lower general operating expense ratio primarily driven by expense reduction initiatives; and

•      higher acquisition ratio primarily due to changes in portfolio mix and changes in the 2019 reinsurance programs.

International Results

Three Months Ended March 31,			Percentage
(in millions)	2019	2018	Change
Underwriting results:
Net premiums written	$3,455	$4,132	(16)%
(Increase) decrease in unearned premiums	105	(141)	NM
Net premiums earned	3,560	3,991	(11)
Losses and loss adjustment expenses incurred	2,044	2,335	(12)
Acquisition expenses:
Amortization of deferred policy acquisition costs	651	708	(8)
Other acquisition expenses	197	231	(15)
Total acquisition expenses	848	939	(10)
General operating expenses	478	640	(25)
Underwriting income(a)	190	77	147
Net investment income	144	113	27
Adjusted pre-tax income	$334	$190	76%
Loss ratio	57.4	58.5	(1.1)
Acquisition ratio	23.8	23.5	0.3
General operating expense ratio	13.4	16.0	(2.6)
Expense ratio	37.2	39.5	(2.3)
Combined ratio	94.6	98.0	(3.4)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(0.5)	(1.9)	1.4
Prior year development, net of (additional) return premium on loss sensitive business	0.4	0.7	(0.3)
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	-	-	NM
Accident year loss ratio, as adjusted	57.3	57.3	(0.0)
Accident year combined ratio, as adjusted	94.5	96.8	(2.3)

(a)  As result of the Japan Merger Impact, the three-month period ended March 31, 2018 includes two additional months of operating earnings increasing Net premiums written, Net premiums earned, Losses and loss adjustment expenses incurred, and Adjusted pre-tax income by approximately $300 million, $300 million, $200 million and $15 million, respectively.

82          AIG | First Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations  | General Insurance

Business and Financial Highlights

The International General Insurance business is focused on underwriting profits and improved efficiency, further improving underwriting margins, and growing profitably in segments and geographies that support our growth strategy.

Adjusted pre-tax income increased in the first quarter of 2019 compared to the same period in the prior year primarily due to lower General operating expenses, inclusion of the Validus acquisition and lower catastrophe losses.

Net premiums written, excluding the impact of foreign exchange, decreased primarily due to the Japan Merger Impact, higher ceded premiums, and lower Accident & Health business in Asia Pacific, partially offset by inclusion of the Validus acquisition.

International Adjusted Pre-Tax Loss Three Months Ended March 31, (in millions)
2019 and 2018 Comparison Adjusted pre-tax Income increased primarily due to: • lower general operating expenses; • inclusion of the Validus acquisition; and • lower catastrophe losses.

AIG | First Quarter 2019 Form 10-Q          83

ITEM 2 | Business Segment Operations  | General Insurance

International Net Premiums Written Three Months Ended March 31, (in millions)

2019 and 2018 Comparison

Net premiums written, excluding the impact of foreign exchange, decreased due to:

•       the Japan Merger Impact;

•       higher ceded premiums due to changes in 2019 reinsurance programs; and

•       lower Accident & Health business in Asia Pacific.

This decrease was partially offset by:

•       inclusion of the Validus acquisition.

International Combined Ratios Three Months Ended March 31,

2019 and 2018 Comparison

The decrease in the combined ratio reflected a decrease in both the expense ratio and the loss ratio.

This decrease in the expense ratio reflected a lower general operating expense ratio driven by the Japan Merger Impact, lower employee-related expenses and other expense reduction initiatives.

This decrease in the loss ratio was primarily driven by lower catastrophe losses.

84          AIG | First Quarter 2019 Form 10-Q

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

Group Retirement:  Products and services consist of group mutual funds, group annuities, individual annuity and investment products, and financial planning and advisory services.

In March 2019, the products and services marketed by The Variable Annuity Life Insurance Company (VALIC), which include investment offerings and plan administrative and compliance services, were rebranded under the AIG Retirement Services name to allow the business to fully leverage the strength and scale of the AIG brand. Legal entity names will, however, remain unchanged: The Variable Annuity Life Insurance Company and its subsidiaries, VALIC Financial Advisors, Inc. and VALIC Retirement Services Company.

AIG Retirement Services career financial advisors and independent financial advisors provide retirement plan participants with enrollment support and comprehensive financial planning services.

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

AIG | First Quarter 2019 Form 10-Q          85

ITEM 2 |  Business Segment Operations | Life and Retirement

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

Group Retirement  continues to  enhance  its  technology platform to  improve  the customer  experience for  plan sponsors  and  individual  participants.  AIG Retirement Services’ (formerly VALIC) self-service tools paired with its career financial advisors provide a  compelling  service  platform. Group Retirement’s strategy also involves providing financial planning services for its clients and meeting their need for income in retirement.

Life Insurance in the U.S. will continue to position itself for growth and changing market dynamics while continuing to execute strategies to enhance returns. Our focus is on materializing success from a multi-year effort of building state-of-the-art platforms and underwriting innovations, which are expected to bring process improvements and cost efficiencies.

In the UK, AIG Life Insurance will continue to focus on growing the business organically and through potential acquisition opportunities.

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

86          AIG | First Quarter 2019 Form 10-Q

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

Group Retirement

Group Retirement competes in the defined contribution market under the AIG Retirement Services brand.  AIG Retirement Services is a leading retirement  plan provider in the  U.S. for  K-12  schools  and school  districts, higher education, healthcare, government and other not-for-profit institutions. The defined contribution market is a highly efficient and competitive market that requires support for  both plan  sponsors and individual participants.  To  meet  this  challenge,  AIG Retirement Services is  investing  in a  client-focused  technology  platform  to support  improved compliance  and self-service functionality. AIG Retirement Services’ model pairs self-service  tools with its career financial advisors who provide individual plan participants with enrollment support and comprehensive financial planning services.

Changes in the interest rate environment can have a significant impact on investment returns, guaranteed income features, and spreads, and a moderate impact on sales and surrender rates.

AIG | First Quarter 2019 Form 10-Q          87

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

As life insurance ownership remains at historical lows in the U.S. and the UK, efforts to expand the reach and increase the affordability of life insurance are critical. The industry is investing in consumer-centric efforts to reduce traditional barriers to securing life protection by simplifying the sales and service experience. Digitally enabled processes and tools provide a fast, friendly and simple path to life insurance protection.

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

life and retirement RESULTS

Three Months Ended March 31,			Percentage
(in millions)	2019	2018	Change
Revenues:
Premiums	$1,229	$446	176%
Policy fees	707	734	(4)
Net investment income	2,042	2,046	-
Other income	226	234	(3)
Total adjusted revenues	4,204	3,460	22
Benefits and expenses:
Policyholder benefits and losses incurred	1,566	830	89
Interest credited to policyholder account balances	887	854	4
Amortization of deferred policy acquisition costs	200	246	(19)
General operating and other expenses*	587	600	(2)
Interest expense	40	38	5
Total operating expenses	3,280	2,568	28
Adjusted pre-tax income	$924	$892	4%

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

88          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Individual Retirement Results

Three Months Ended March 31,			Percentage
(in millions)	2019	2018	Change
Revenues:
Premiums	$11	$12	(8)%
Policy fees	193	204	(5)
Net investment income	999	984	2
Advisory fee and other income	148	161	(8)
Benefits and expenses:
Policyholder benefits and losses incurred	31	47	(34)
Interest credited to policyholder account balances	424	412	3
Amortization of deferred policy acquisition costs	120	134	(10)
Non deferrable insurance commissions	77	81	(5)
Advisory fee expenses	54	54	-
General operating expenses	118	115	3
Interest expense	19	19	-
Adjusted pre-tax income	$508	$499	2%
Fixed Annuities base net investment spread:
Base yield	4.68%	4.60%	8	bps
Cost of funds	2.71	2.65	6
Fixed Annuities base net investment spread	1.97%	1.95%	2	bps

Business and Financial Highlights

The market environment continues to reflect uncertainties in the annuity business resulting from a sustained low interest rate environment. Interest rates declined in the first quarter of 2019 and remained low relative to historical levels. Excluding prior year deposits from FHLB funding agreements, premiums and deposits increased in the first quarter of 2019 compared to the same period in the prior year. Net flows increased in the first quarter of 2019 compared to the same period in the prior year primarily due to higher deposits driven by increased Fixed and Index Annuities sales, offset by lower sales for the Variable Annuities and Retail Mutual Funds.

Adjusted pre-tax income increased due to lower Variable Annuity DAC/SIA amortization and reserves from higher equity market performance, lower Fixed Annuity DAC amortization and reserves from policyholders reaching the end of the surrender charge period, higher base investment spread income primarily due to growth in Index Annuity assets from increased sales, and higher gains on securities for which the fair value option was elected due to tightening spreads and lower rates. Partially offsetting these increases were lower returns on alternative investments,  lower fee income and advisory fees, net of expenses, primarily driven by lower Variable Annuity AUM due to the equity market decline at the end of 2018, as well as prior year non-recurring payments on structured securities, and higher Index Annuity DAC amortization and reserves mostly driven by sales growth.

AIG | First Quarter 2019 Form 10-Q          89

ITEM 2 |  Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2019 and 2018 Comparison

Adjusted pre-tax income increased primarily due to:

•      an increase in net investment income, which included higher gains on securities for which the fair value option was elected and growth in income from base portfolio due to higher invested assets, and higher accretion income, partially offset by lower returns on alternative investments and prior-year non-recurring payments on structured securities; and

•      higher equity market performance, which contributed to decreases in Variable Annuity DAC amortization and reserves, and lower Fixed Annuity DAC amortization due to policyholders reaching the end of the surrender charge period, partially offset by higher Index Annuity DAC amortization driven by growth in sales and DAC model refinements.

Partially offsetting these increases were:

•      lower Variable Annuity policy and advisory fee income net of expenses due to a decrease in Variable Annuity assets under management related  to the equity market decline  at the end of 2018.

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums decreased slightly in the first quarter of 2019 compared to the same period in the prior year.

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

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2019	2018
Premiums	$11	$12
Deposits	4,175	4,347
Other	-	(1)
Premiums and deposits	$4,186	$4,358

90          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

The following table presents surrenders as a percentage of average reserves:

Three Months Ended March 31,	2019	2018
Surrenders as a percentage of average reserves
Fixed Annuities	8.1%	7.4%
Variable and Index Annuities	6.0	6.4

The following table presents reserves for Fixed Annuities and Variable and Index Annuities by surrender charge category:

	March 31, 2019		December 31, 2018
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$29,340	$21,488	$30,036	$19,036
Greater than 0% - 2%	972	7,172	1,037	6,229
Greater than 2% - 4%	2,859	12,154	2,429	9,781
Greater than 4%	16,083	32,662	15,217	33,244
Non-surrenderable	1,643	486	1,608	474
Total reserves	$50,897	$73,962	$50,327	$68,764

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For Fixed Annuities, the proportion of reserves subject to surrender charge at March 31, 2019 has increased compared to December 31, 2018 due to improved net flows driven by higher Fixed Annuity sales, combined with fewer policyholders reaching the end of the surrender charge period in 2019 compared to 2018. The increase in reserves with no surrender charge for Variable and Index Annuities at March 31, 2019 compared to December 31, 2018 is due to normal aging of business.

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows Three Months Ended March 31, (in millions)

2019 and 2018 Comparison

•      Fixed Annuities premiums and deposits increased primarily due to higher broker dealer and bank distribution sales driven by favorable market conditions. Net flows increased primarily due to higher premiums and deposits, partially offset by increased surrenders.

•      Variable and Index Annuities premiums and deposits increased primarily due to higher Index annuity sales driven by growth in all key distribution channels partially offset by decline in Variable Annuity premiums and deposits driven by lower broker dealer and bank distribution sales. Index annuity net flows increased primarily due to higher sales partially offset by higher surrenders. Variable annuity net flows remained negative and deteriorated primarily due to a decline in sales offset by lower surrenders.

•      Funding Agreements premiums and deposits in the first quarter of 2018 reflected deposits from the FHLB funding agreements, which were excluded from reported net flows.

•      Retail Mutual Funds premiums and deposits and net flows remained negative and deteriorated reflecting lower deposits and higher withdrawals due to continued negative industry trends in U.S. equity actively managed funds and the impact of underperformance within our largest fund.

AIG | First Quarter 2019 Form 10-Q          91

ITEM 2 |  Business Segment Operations | Life and Retirement

Group Retirement Results

Three Months Ended March 31,			Percentage
(in millions)	2019	2018	Change
Revenues:
Premiums	$4	$6	(33)%
Policy fees	100	112	(11)
Net investment income	541	582	(7)
Advisory fee and other income	64	61	5
Benefits and expenses:
Policyholder benefits and losses incurred	10	16	(38)
Interest credited to policyholder account balances	282	275	3
Amortization of deferred policy acquisition costs	12	25	(52)
Non deferrable insurance commissions	28	29	(3)
Advisory fee expenses	23	22	5
General operating expenses	111	102	9
Interest expense	11	10	10
Adjusted pre-tax income	$232	$282	(18)%
Base net investment spread:
Base yield	4.59%	4.53%	6	bps
Cost of funds	2.76	2.72	4
Base net investment spread	1.83%	1.81%	2	bps

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. However, external factors, including increased competition and the consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement’s customer retention. Excluding deposits from FHLB funding agreement, premiums and deposits increased in the first quarter of 2019 compared to the same period in 2018. Net flows deteriorated in the first quarter of 2019 compared to the same period of 2018 and continued to be negative primarily due to higher surrenders, partially offset by increased premiums and deposits.

Adjusted pre-tax income decreased in the first quarter of 2019 compared to the same period in 2018 primarily from lower net investment income due to prior year receipt of non-recurring payments on structured securities and lower alternative investment returns, lower fee income and higher general operating expenses. Partially offsetting these decreases were lower variable annuity DAC amortization and reserves due to higher equity market performance.

Group Retirement base net investment spread in the first quarter of 2019 increased compared to the same period in the prior year primarily due to higher accretion income.

92          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2019 and 2018 Comparison

Adjusted pre-tax income decreased primarily due to:

•      lower net investment income, primarily from the prior year receipt of non-recurring payments on structured securities and lower returns on alternative investments, partially offset by higher income from base portfolio due to higher invested assets;

•      lower policy and advisory fees, net of expenses primarily driven by decrease in separate account and mutual fund assets; and

•      higher general operating expenses primarily due to higher project costs and compensation, partially offset by reduced corporate expenses.

Partially offsetting these decreases were:

•      lower variable annuity DAC amortization and reserves due to higher equity market performance.

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in the first quarter of 2019, which primarily represent immediate annuities, decreased compared to the same period in the prior year. Overall, premiums is not a significant driver of the Group Retirement results.

Premiums and deposits is a non‑GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts and mutual funds under administration. Premiums and deposits included FHLB funding agreement in 2018.

Net flows for annuity products included in Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals. Deposits from FHLB funding agreement was excluded from net flows of Group Retirement in 2018, as net flows from this funding agreement is not considered part of the metric to measure Group Retirement’s core recurring performance.

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2019	2018
Premiums	$4	$6
Deposits	2,059	2,066
Premiums and deposits	$2,063	$2,072

AIG | First Quarter 2019 Form 10-Q          93

ITEM 2 |  Business Segment Operations | Life and Retirement

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

Three Months Ended March 31,	2019	2018
Surrenders as a percentage of average reserves and mutual funds	11.8%	10.2%

The following table presents reserves for Group Retirement annuities by surrender charge category:

	March 31,		December 31,
(in millions)	2019	(a)	2018	(a)
No surrender charge(b)	$68,942		$65,500
Greater than 0% - 2%	1,086		650
Greater than 2% - 4%	898		1,115
Greater than 4%	5,893		5,868
Non-surrenderable	613		612
Total reserves	$77,432		$73,745

(a)  Excludes mutual fund assets under administration of $19.5 billion and $17.9 billion at March 31, 2019 and December 31, 2018, respectively.

(b)  Group Retirement amounts in this category include General Account reserves of approximately $6.2 billion and $6.3 billion, at March 31, 2019 and December 31, 2018, respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and General Account reserves of $4.8 billion and $4.7 billion at March 31, 2019 and December 31, 2018, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.

Group Retirement annuities are typically subject to a five- to seven-year surrender charge period, depending on the product.  At March 31, 2019, Group Retirement annuity reserves increased compared to the same period in the prior year primarily due to higher equity market performance. The surrender rate in the first quarter of 2019 increased compared to the same period in the prior year primarily due to higher surrenders, including approximately $566 million of large plan surrenders.

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended March 31, (in millions)

2019 and 2018 Comparison

Net flows deteriorated and continued to be negative primarily due to higher surrenders, including approximately $566 million of large plan surrenders, partially offset by increased other deposits. External factors including consolidation of healthcare providers and other employers in target markets continue to impact Group Retirement customer retention. Premiums and deposits in 2018 reflected deposits from FHLB funding agreement, which were excluded from reported net flows.

94          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Life Insurance Results

Three Months Ended March 31,			Percentage
(in millions)	2019	2018	Change
Revenues:
Premiums	$395	$379	4%
Policy fees	373	377	(1)
Net investment income	291	293	(1)
Other income	14	12	17
Benefits and expenses:
Policyholder benefits and losses incurred	638	646	(1)
Interest credited to policyholder account balances	92	95	(3)
Amortization of deferred policy acquisition costs	67	86	(22)
Non deferrable insurance commissions	12	22	(45)
General operating expenses	141	154	(8)
Interest expense	7	6	17
Adjusted pre-tax income	$116	$52	123%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns.  Results for the first quarter of 2019 reflect growth in term and international life and health premiums primarily due to the acquisition of Ellipse in the UK, offset by lower group benefit premiums. Adjusted pre-tax income increased in the first quarter of 2019 compared to the same period in the prior year primarily due to favorable mortality experience, lower group benefits general operating expenses and commissions, and favorable reserve and reinsurance refinements.

Life Insurance Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2019 and 2018 Comparison

Adjusted pre-tax income increased primarily due to:

•      favorable mortality experience in the U.S.;

•      continued decrease of group benefits general operating expenses and commissions; and

•      favorable U.S. and international reserve and reinsurance refinements impacting ceded premiums, commissions and general operating expenses.

AIG | First Quarter 2019 Form 10-Q          95

ITEM 2 |  Business Segment Operations | Life and Retirement

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life, international life and health and group benefits. Premiums, excluding the effect of foreign exchange, increased in the first quarter of 2019 compared to the same period in the prior year. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2019	2018
Premiums	$395	$379
Deposits	406	412
Other	194	178
Premiums and deposits	$995	$969

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits Three Months Ended March 31, (in millions)

2019 and 2018 Comparison

Premiums and deposits, excluding the effect of foreign exchange, increased primarily due to increased term and international life and health premiums, including assumed premiums on business distributed by Laya Healthcare. These increases were partially offset by lower universal life deposits and lower premiums in individual health and group benefits as a result of the strategic decision to refocus the business at the end of 2016.

96          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Business Segment Operations | Life and Retirement

Institutional markets Results

Three Months Ended March 31,			Percentage
(in millions)	2019	2018	Change
Revenues:
Premiums	$819	$49	NM	%
Policy fees	41	41	-
Net investment income	211	187	13
Benefits and expenses:
Policyholder benefits and losses incurred	887	121	NM
Interest credited to policyholder account balances	89	72	24
Amortization of deferred policy acquisition costs	1	1	-
Non deferrable insurance commissions	8	7	14
General operating expenses	15	14	7
Interest expense	3	3	-
Adjusted pre-tax income	$68	$59	15%

Business and Financial Highlights

Institutional Markets continued to opportunistically grow its assets under management, which drove the increase in net investment spread over recent years. Product distribution continues to be strong and the business is focused on maintaining pricing discipline to achieve attractive risk adjusted returns.

Institutional Markets Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2019 and 2018 Comparison

Increase in premiums and policyholder benefits were primarily due to pension risk transfer business written in the first quarter of 2019. Growth in reserves and assets under management drove the increase in net investment income with similar impact to policyholder benefits and interest credited.

Adjusted pre-tax income increased primarily due to:

•      higher net investment income due to higher invested assets resulting from growth in Pension Risk Transfer and GIC over 2018.

Partially offsetting these increases were:

•      lower alternative investment returns.

AIG | First Quarter 2019 Form 10-Q          97

ITEM 2 |  Business Segment Operations | Life and Retirement

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums increased in the first quarter of 2019 compared to the same period in the prior year primarily driven by the pension risk transfer business written in the first quarter of 2019.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct premiums as well as deposits received on investment-type annuity contracts, including GICs. Deposits also include FHLB funding agreements.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2019	2018
Premiums	$819	$49
Deposits	286	1,408
Other	7	6
Premiums and deposits	$1,112	$1,463

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits Three Months Ended March 31, (in millions)

2019 and 2018 Comparison

Premiums and deposits decreased in the first quarter of 2019 due to $1.4 billion of FHLB agreements in 2018 offset by higher pension risk transfer and a GIC issuance in the first quarter of 2019. Shift in premium and deposit mix is consistent with Institutional Markets’ strategy to opportunistically grow the portfolio.

98          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Business Segment Operations  | Other Operations

Other Operations

The following table presents Other Operations results:

Three Months Ended March 31,			Percentage
(in millions)	2019	2018	Change
Adjusted pre-tax income (loss) by activities:
Parent and Other:
Corporate general operating expenses	$(183)	$(153)	(20)%
Interest expense	(303)	(238)	(27)
All other income (expense), net	99	49	102
Total Parent and Other	(387)	(342)	(13)
Consolidation, eliminations and other adjustments	(70)	11	NM
Adjusted pre-tax loss	$(457)	$(331)	(38)%

2019 and 2018 Comparison

Parent and Other adjusted pre-tax loss increased compared to the same period in prior year due to higher interest expense driven by debt issuances totaling $2.5 billion at the end of the first quarter of 2018, partially offset by higher income from investments.

AIG | First Quarter 2019 Form 10-Q          99

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

Legacy Portfolio

Legacy Portfolio represents exited or discontinued product lines, policy forms or distribution channels. Effective February 2018, our Bermuda-domiciled composite reinsurer, Fortitude Re, is included in our Legacy Portfolio.

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

SALE OF NON-CONTROLLING INTEREST IN FORTITUDE

Fortitude Re was established during the first quarter of 2018 in connection with a series of affiliated reinsurance transactions related to our Legacy Portfolio. Those reinsurance transactions were designed to consolidate most of our Legacy Insurance Run-Off Lines into a single legal entity. As of March 31, 2019, the affiliated transactions included the cession of approximately $31 billion of reserves from our Legacy Life and Retirement Run-Off Lines and approximately $4 billion of reserves from our Legacy General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries. In the second quarter of 2018, we formed Fortitude Holdings to act as a holding company for Fortitude Re.

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

100          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Business Segment Operations  | Legacy Portfolio

LEGACY PORTFOLIO RESULTS

Three Months Ended March 31,			Percentage
(in millions)	2019	2018	Change
Revenues:
Premiums	$118	$141	(16)%
Policy fees	30	30	-
Net investment income	575	565	2
Other income (loss)	(17)	100	NM
Total adjusted revenues	706	836	(16)
Benefits and expenses:
Policyholder benefits and losses and loss adjustment
expenses incurred	432	506	(15)
Interest credited to policyholder account balances	54	59	(8)
Amortization of deferred policy acquisition costs	18	18	-
General operating and other expenses	85	100	(15)
Interest expense	5	8	(38)
Total benefits and expenses	594	691	(14)
Adjusted pre-tax income	$112	$145	(23)%
Adjusted pre-tax income by type:
General Insurance Run-Off Lines	$15	$62	(76)%
Life and Retirement Run-Off Lines	87	28	211
Legacy Investments	10	55	(82)
Adjusted pre-tax income	$112	$145	(23)%
Selected Balance Sheet Data
Legacy Investments, net of related debt	$2,548	$2,779	(8)%
Legacy General Insurance run-off reserves	5,432	5,926	(8)
Legacy Life and Retirement run-off reserves	37,262	37,793	(1)

Business and Financial Highlights

Legacy insurance lines, including those ceded to Fortitude Re, continue to run-off as anticipated for Legacy General Insurance and Legacy Life and Retirement Run-Off Lines.  Legacy investments have been reduced significantly over the last several years declining from $6.7 billion at December 31, 2016 to $2.5 billion at March 31, 2019.  The remaining Legacy investments primarily include structured credit junior notes for which we have elected the fair value option and real estate investments.

Legacy Portfolio Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2019 and 2018 Comparison

Adjusted pre-tax income decreased due to:

•      Lower Legacy General Insurance earnings compared to the first quarter of 2018 due to lower net investment income and lower premiums driven by the continued run-off of the Legacy General Insurance portfolio; and

•      Lower Legacy Investment earnings compared to the first quarter of 2018 due to the continued decrease in net assets of the Legacy Investments Portfolio.

These decreases were partially offset by higher Legacy Life and Retirement earnings compared to the first quarter of 2018 due to a refinement in reserves related to payout annuities in the first quarter of 2018, which did not impact the first quarter of 2019.

AIG | First Quarter 2019 Form 10-Q          101

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

Investment Highlights in the First Quarter of 2019

•        A drop in interest rates and narrowing credit spreads resulted in a net unrealized gain in our investment portfolio.  Net unrealized gains in our available for sale portfolio increased to approximately $9.6 billion as of March 31, 2019 from approximately $3.6 billion as of December 31, 2018.

•        We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk compared to return characteristics to improve yields and increase net investment income.

•        Higher investment returns in our hedge fund portfolio and equity securities due to robust equity market returns in the first quarter of 2019 and an increase in income from fixed maturity securities for which the fair value option was elected, compared to the same period in the prior year where returns were lower as a result of an increase in rates and widening spreads that occurred, as well as negative performance of our fair value option equity securities portfolio.

•        During the first quarter of 2019, we sold our remaining investment in People’s Insurance Company (Group) of China Limited and PICC Property & Casualty Company Limited.

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

102          AIG | First Quarter 2019 Form 10-Q

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

AIG | First Quarter 2019 Form 10-Q          103

ITEM 2 | Investments

Fixed maturity securities held in the Life and Retirement companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, with an average duration of 18.2 years.

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

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

March 31, 2019
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$88,283	$71,515	$159,798	$6,629	$6,466	$2,009	$306	$15,410	$175,208
Mortgage-backed, asset-backed and collateralized	63,068	3,566	66,634	599	424	59	3,973	5,055	71,689
Total*	$151,351	$75,081	$226,432	$7,228	$6,890	$2,068	$4,279	$20,465	$246,897

*     Excludes $2.8 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

March 31, 2019
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$87,876	$72,441	$160,317	$6,334	$7,074	$1,483	$14,891	$175,208
Mortgage-backed, asset-backed and collateralized	50,059	4,395	54,454	977	711	15,547	17,235	71,689
Total*	$137,935	$76,836	$214,771	$7,311	$7,785	$17,030	$32,126	$246,897

*     Excludes $2.8 billion of fixed maturity securities for which no NAIC Designation is available because they are held in legal entities within U.S. Insurance Companies that do not require a statutory filing

Credit Ratings

At March 31, 2019, approximately 89 percent of our fixed maturity securities were held by our domestic entities. Approximately 16 percent of these securities were rated AAA by one or more of the principal rating agencies, and approximately 15 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At March 31, 2019, approximately 25 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 7 percent were below investment grade or not rated. Approximately 29 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

104          AIG | First Quarter 2019 Form 10-Q

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

For a discussion of credit risks associated with Investments see Enterprise Risk Management.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions)	2019	2018	2019	2018	2019	2018
Rating:
Other fixed maturity
securities
AAA	$11,303	$11,170	$2,713	$2,619	$14,016	$13,789
AA	28,959	27,766	130	106	29,089	27,872
A	43,846	40,142	1,424	1,356	45,270	41,498
BBB	72,395	69,564	303	300	72,698	69,864
Below investment grade	15,372	14,511	6	-	15,378	14,511
Non-rated	1,395	1,333	-	-	1,395	1,333
Total	$173,270	$164,486	$4,576	$4,381	$177,846	$168,867
Mortgage-backed, asset-
backed and collateralized
AAA	$28,564	$28,859	$545	$481	$29,109	$29,340
AA	12,909	12,019	885	911	13,794	12,930
A	6,927	6,964	288	290	7,215	7,254
BBB	4,230	4,058	165	152	4,395	4,210
Below investment grade	12,266	12,923	4,947	5,096	17,213	18,019
Non-rated	35	82	105	104	140	186
Total	$64,931	$64,905	$6,935	$7,034	$71,866	$71,939
Total
AAA	$39,867	$40,029	$3,258	$3,100	$43,125	$43,129
AA	41,868	39,785	1,015	1,017	42,883	40,802
A	50,773	47,106	1,712	1,646	52,485	48,752
BBB	76,625	73,622	468	452	77,093	74,074
Below investment grade	27,638	27,434	4,953	5,096	32,591	32,530
Non-rated	1,430	1,415	105	104	1,535	1,519
Total	$238,201	$229,391	$11,511	$11,415	$249,712	$240,806

AIG | First Quarter 2019 Form 10-Q          105

ITEM 2 | Investments

Available‑for‑Sale Investments

The following table presents the fair value of our available‑for‑sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2019	2018
Bonds available for sale:
U.S. government and government sponsored entities	$3,401	$3,260
Obligations of states, municipalities and political subdivisions	15,922	16,001
Non-U.S. governments	15,274	14,525
Corporate debt	138,673	130,700
Mortgage-backed, asset-backed and collateralized:
RMBS	34,004	34,377
CMBS	13,161	12,701
CDO/ABS	17,766	17,827
Total mortgage-backed, asset-backed and collateralized	64,931	64,905
Total bonds available for sale*	$238,201	$229,391

*    At March 31, 2019 and December 31, 2018, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $29.1 billion and $28.8 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	March 31,	December 31,
(in millions)	2019	2018
Japan	$1,687	$1,645
Canada	1,067	1,038
France	923	905
Germany	837	783
United Kingdom	811	794
United Arab Emirates	491	454
Netherlands	485	518
Indonesia	475	453
Norway	408	380
Singapore	399	373
Other	7,742	7,227
Total	$15,325	$14,570

106          AIG | First Quarter 2019 Form 10-Q

ITEM 2 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	March 31, 2019
			Non-			December 31,
		Financial	Financial	Structured		2018
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$923	$1,707	$1,833	$-	$4,463	$4,442
Germany	837	169	2,478	-	3,484	3,246
Netherlands	485	950	1,100	99	2,634	2,571
Ireland	65	17	450	928	1,460	1,494
Belgium	243	124	808	-	1,175	1,175
Spain	42	232	834	-	1,108	1,068
Italy	1	90	392	-	483	507
Luxembourg	-	27	352	4	383	377
Finland	117	50	65	-	232	228
Austria	164	9	5	-	178	156
Other - EuroZone	579	77	230	-	886	929
Total Euro-Zone	$3,456	$3,452	$8,547	$1,031	$16,486	$16,193
Remainder of Europe:
United Kingdom	$811	$3,835	$8,682	$3,145	$16,473	$16,139
Switzerland	31	1,173	865	-	2,069	2,010
Sweden	149	377	120	-	646	639
Norway	408	39	149	-	596	566
Russian Federation	114	28	153	-	295	240
Other - Remainder of Europe	132	56	142	-	330	271
Total - Remainder of Europe	$1,645	$5,508	$10,111	$3,145	$20,409	$19,865
Total	$5,101	$8,960	$18,658	$4,176	$36,895	$36,058

Investments in Municipal Bonds

At March 31, 2019, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 91 percent of the portfolio rated A or higher.

AIG | First Quarter 2019 Form 10-Q          107

ITEM 2 | Investments

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	March 31, 2019
	State	Local		Total	December 31,
	General	General		Fair	2018
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$18	$419	$2,633	$3,070	$3,134
California	695	396	1,909	3,000	2,813
Texas	152	568	898	1,618	1,692
Illinois	53	148	856	1,057	979
Massachusetts	379	-	374	753	811
Virginia	8	2	501	511	541
Florida	50	-	455	505	542
Ohio	64	5	425	494	485
Washington	190	-	261	451	473
Georgia	104	87	257	448	445
Washington D.C.	11	-	323	334	340
Pennsylvania	126	13	193	332	353
Maryland	104	93	80	277	332
All other states(a)	373	277	2,422	3,072	3,061
Total(b)(c)	$2,327	$2,008	$11,587	$15,922	$16,001

(a)  We did not have material credit exposure to the government of Puerto Rico.

(b)  Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)  Includes $373 million of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	March 31,	December 31,
(in millions)	2019	2018
Financial institutions:
Money Center/Global Bank Groups	$10,175	$9,602
Regional banks — other	675	630
Life insurance	3,286	3,201
Securities firms and other finance companies	401	389
Insurance non-life	5,007	4,648
Regional banks — North America	6,836	6,263
Other financial institutions	11,301	9,966
Utilities	17,984	17,542
Communications	9,469	9,249
Consumer noncyclical	17,797	16,410
Capital goods	7,614	7,237
Energy	13,006	12,350
Consumer cyclical	9,965	9,498
Basic	5,465	5,271
Other	19,692	18,444
Total*	$138,673	$130,700

*    At both March 31, 2019 and December 31, 2018, approximately 89 percent of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 5.5 percent and 5.4 percent at March 31, 2019 and December 31, 2018, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

108          AIG | First Quarter 2019 Form 10-Q

ITEM 2 | Investments

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2019	2018
Agency RMBS	$15,273	$14,695
Alt-A RMBS	9,524	9,780
Subprime RMBS	2,855	2,982
Prime non-agency	5,652	6,211
Other housing related	700	709
Total RMBS(a)(b)	$34,004	$34,377

(a)  Includes approximately $10.0 billion and $10.3 billion at March 31, 2019, and December 31, 2018, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired (PCI) Securities see Note 6.

(b)  The weighted average expected life was six years at March 31, 2019 and seven years at December 31 2018.

Our underwriting practices for investing in RMBS, other asset‑backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2019	2018
CMBS (traditional)	$10,358	$9,975
Agency	2,123	2,047
Other	680	679
Total	$13,161	$12,701

The fair value of CMBS holdings remained stable during the first quarter of 2019. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	March 31,	December 31,
(in millions)	2019	2018
Collateral Type:
Bank loans (CLO)	$8,450	$8,164
Other	53	56
Total	$8,503	$8,220

AIG | First Quarter 2019 Form 10-Q          109

ITEM 2 | Investments

Commercial Mortgage Loans

At March 31, 2019, we had direct commercial mortgage loan exposure of $33.7 billion. All commercial mortgage loans were current or performing according to their restructured terms.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
March 31, 2019
State:
New York	103	$2,475	$4,321	$525	$386	$100	$-	$7,807	23%
California	76	489	1,284	280	532	828	48	3,461	10
Texas	50	344	1,180	183	102	125	6	1,940	6
New Jersey	46	1,130	45	407	41	28	33	1,684	5
Florida	88	400	159	586	223	218	35	1,621	5
Massachusetts	14	647	242	549	26	-	-	1,464	4
Illinois	18	456	444	10	19	-	22	951	3
Washington D.C.	12	401	309	-	-	18	-	728	2
Pennsylvania	25	81	21	553	47	25	-	727	2
Ohio	26	178	10	197	246	-	4	635	2
Other states	225	1,926	785	1,312	764	458	72	5,317	16
Foreign	81	3,534	1,091	1,011	603	727	364	7,330	22
Total*	764	$12,061	$9,891	$5,613	$2,989	$2,527	$584	$33,665	100%
December 31, 2018
State:
New York	98	$2,009	$4,082	$512	$393	$100	$-	$7,096	22%
California	78	490	1,308	283	535	831	48	3,495	11
Texas	53	344	1,256	185	102	125	5	2,017	6
New Jersey	45	1,049	45	422	41	28	33	1,618	5
Florida	87	358	159	589	224	218	35	1,583	5
Massachusetts	14	635	243	549	26	-	-	1,453	4
Illinois	18	456	444	11	19	-	22	952	3
Pennsylvania	25	80	21	567	47	25	-	740	2
Washington D.C.	12	401	311	-	-	19	-	731	2
Ohio	27	179	10	199	235	-	5	628	2
Other states	228	1,869	790	1,326	773	460	73	5,291	16
Foreign	79	3,320	1,201	1,002	679	717	359	7,278	22
Total*	764	$11,190	$9,870	$5,645	$3,074	$2,523	$580	$32,882	100%

*    Does not reflect allowance for credit losses.

For additional discussion on commercial mortgage loans see Note 7 to the Consolidated Financial Statements in the 2018 Annual Report.

110          AIG | First Quarter 2019 Form 10-Q

ITEM 2 | Investments

Impairments

The following table presents impairments by investment type:

Three Months Ended March 31,
(in millions)	2019	2018
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$83	$87
Other impairments:
Real estate	20	10
Total	$103	$97

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

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Total
Three Months Ended March 31, 2019
Impairment Type:
Change in intent	$-	$-	$-	$3	$3
Foreign currency declines	-	-	-	6	6
Issuer-specific credit events	6	1	6	58	71
Adverse projected cash flows	3	-	-	-	3
Total	$9	$1	$6	$67	$83
Three Months Ended March 31, 2018
Impairment Type:
Change in intent	$-	$-	$-	$49	$49
Foreign currency declines	-	-	-	6	6
Issuer-specific credit events	15	2	6	9	32
Adverse projected cash flows	-	-	-	-	-
Total	$15	$2	$6	$64	$87

We recorded other-than-temporary impairment charges in the three months ended March 31, 2019 and 2018 related to:

•        issuer-specific credit events;

•        securities that we intend to sell or for which it is more likely than not that we will be required to sell;

•        declines due to foreign exchange rates;

•        adverse changes in estimated cash flows on certain structured securities; and

•        securities that experienced severe market valuation declines.

In addition, impairments are recorded on real estate.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $53 million and $148 million in the three-month periods ended March 31, 2019 and 2018, respectively.

For a discussion of our other-than-temporary impairment accounting policy see Note 6 to the Consolidated Financial Statements in the 2018 Annual Report.

AIG | First Quarter 2019 Form 10-Q          111

ITEM 2 | Investments

The following table shows the aging of the pre-tax unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

March 31, 2019	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$19,705	$296	2,837	$60	$15	3	$7	$6	2	$19,772	$317	2,842
7-11 months	6,367	155	851	-	-	-	-	-	-	6,367	155	851
12 months or more	31,763	1,008	3,894	45	13	13	17	11	5	31,825	1,032	3,912
Total	$57,835	$1,459	7,582	$105	$28	16	$24	$17	7	$57,964	$1,504	7,605
Below investment
grade bonds
0-6 months	$6,643	$121	1,867	$446	$158	32	$8	$6	11	$7,097	$285	1,910
7-11 months	347	13	119	50	12	10	-	-	-	397	25	129
12 months or more	2,088	115	709	229	53	24	24	16	11	2,341	184	744
Total	$9,078	$249	2,695	$725	$223	66	$32	$22	22	$9,835	$494	2,783
Total bonds
0-6 months	$26,348	$417	4,704	$506	$173	35	$15	$12	13	$26,869	$602	4,752
7-11 months	6,714	168	970	50	12	10	-	-	-	6,764	180	980
12 months or more	33,851	1,123	4,603	274	66	37	41	27	16	34,166	1,216	4,656
Total(e)	$66,913	$1,708	10,277	$830	$251	82	$56	$39	29	$67,799	$1,998	10,388

(a)  Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)  Represents the percentage by which fair value is less than cost at March 31, 2019.

(c)  For bonds, represents amortized cost.

(d)  The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)  Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the first quarter of 2019 was primarily attributable to increases in the fair value of fixed maturity securities. For the first quarter of 2019, net unrealized gains related to fixed maturity securities increased by $6.0 billion due primarily to a decrease in rates and a narrowing of credit spreads.

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

112          AIG | First Quarter 2019 Form 10-Q

ITEM 2 | Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

Three Months Ended March 31,
(in millions)	2019	2018
Sales of fixed maturity securities	$(31)	$10
Sales of equity securities	-	16
Other-than-temporary impairments:
Change in intent	(3)	(49)
Foreign currency declines	(6)	(6)
Issuer-specific credit events	(71)	(32)
Adverse projected cash flows	(3)	-
Provision for loan losses	(24)	(24)
Foreign exchange transactions	(37)	53
Variable annuity embedded derivatives, net of related hedges	(261)	147
All other derivatives and hedge accounting	(72)	(225)
Other	62	91
Net realized capital losses	$(446)	$(19)

Higher net realized capital losses in the first quarter of 2019 compared to the same period in the prior year due primarily to higher derivative losses and other-than-temporary impairment charges.

Net realized capital losses in the first quarter of 2018 were primarily related to other-than-temporary impairment charges and derivative losses, which were higher than the gains on sales of securities and foreign exchange gains.

Variable annuity embedded derivatives, net of related hedges, reflected losses in the first quarter of 2019 compared to gains in the same period in the prior year primarily due to changes in the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with guaranteed minimum withdrawal benefits (GMWB) embedded derivative, which are not hedged as part of our economic hedging program

For additional discussion of market risk management related to these product features see MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies Key Risks – Variable Annuity Risk Management and Hedging Programs in the 2018 Annual Report. For more information on the economic hedging target and the impact to pre-tax income of this program see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results in this MD&A.

For further discussion of our investment portfolio see also Note 6 to the Condensed Consolidated Financial Statements.

AIG | First Quarter 2019 Form 10-Q          113

ITEM 2 |  Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business:

	March 31, 2019			December 31, 2018
	Net liability for	Reinsurance	Gross liability	Net liability for	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	unpaid losses	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	and loss	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation
(net of discount)	$4,507	$5,648	$10,155	$4,772	$5,318	$10,090
U.S. Excess Casualty	4,604	4,596	9,200	4,715	4,576	9,291
U.S. Other Casualty	4,457	4,641	9,098	4,288	4,661	8,949
U.S. Financial Lines	5,225	1,971	7,196	5,315	1,960	7,275
U.S. Property and Special risks	5,961	2,738	8,699	6,534	2,748	9,282
U.S. Personal Insurance	1,498	1,005	2,503	1,706	1,001	2,707
UK/Europe Casualty and Financial Lines	7,119	1,715	8,834	7,022	1,789	8,811
UK/Europe Property and Special risks	2,955	1,227	4,182	2,988	1,251	4,239
UK/Europe and Japan Personal Insurance	2,019	532	2,551	2,264	553	2,817
Other product lines	6,131	2,451	8,582	6,105	2,522	8,627
Unallocated loss adjustment expenses	1,894	1,301	3,195	1,834	1,307	3,141
Total General Insurance	46,370	27,825	74,195	47,543	27,686	75,229

Legacy Portfolio - Run-off Lines:
U.S. Run-off Long Tail Insurance lines
(net of discount)	3,823	3,657	7,480	3,862	3,689	7,551
Other run-off product lines	98	66	164	104	66	170
Unallocated loss adjustment expenses	383	115	498	397	115	512
Total Legacy Portfolio - Run-off Lines	4,304	3,838	8,142	4,363	3,870	8,233

Other Operations (Blackboard)	38	121	159	43	134	177

Total	$50,712	$31,784	$82,496	$51,949	$31,690	$83,639

*    Includes loss reserve discount of $1.9 billion and $2.0 billion as of March 31, 2019 and December 31, 2018, respectively. For discussion of loss reserve discount see Note 10 to the Condensed Consolidated Financial Statements.

PRIOR YEAR DEVELOPMENT

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

Three Months Ended March 31,
(in millions)	2019	2018
General Insurance:
North America*	$(60)	$(78)
International	(12)	(30)
Total General Insurance	$(72)	$(108)
Legacy Portfolio - Run-off Lines	(2)	(2)
Other Operations	-	-
Total prior year (favorable) unfavorable development	$(74)	$(110)

*    Includes the amortization attributed to the deferred gain at inception from the NICO adverse development reinsurance agreement of $58 million and $62 million for the three months ended March 31, 2019 and 2018, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $1 million and $9 million for the three months ended March 31, 2019 and 2018, respectively, and related changes in amortization of the deferred gain of $28 million and $(23) million over those same periods.

114          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Insurance Reserves

Net Loss Development

In the first quarter of 2019, we recognized favorable prior year loss reserve development of $74 million. For North America, the favorable development was primarily driven by amortization of the deferred gain from the adverse development reinsurance agreement with NICO, favorable development in U.S. Property and Special Risks driven by favorable catastrophe activity, offset by adverse development in Excess Casualty.  For International, the favorable development was driven by Europe and Japan Personal Insurance and Europe Property and Special Risks offset by adverse development in Europe Casualty and Financial Lines.

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

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended March 31, 2019
(in millions)	Total	2018	2017 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(19)	$2	$(21)
U.S. Excess casualty	17	-	17
U.S. Other casualty	(9)	-	(9)
U.S. Financial lines	(10)	-	(10)
U.S. Property and special risks	(46)	6	(52)
U.S. Personal insurance	9	(12)	21
Other product lines	(2)	-	(2)
Total General Insurance North America	$(60)	$(4)	$(56)
General Insurance International:
UK/Europe casualty and financial lines	$51	$3	$48
UK/Europe property and special risks	(33)	(2)	(31)
UK/Europe and Japan Personal insurance	(44)	(43)	(1)
Other product lines	14	(32)	46
Total General Insurance International	$(12)	$(74)	$62

Legacy Portfolio - Run-off Lines	(2)	2	(4)

Total prior year (favorable) unfavorable development	$(74)	$(76)	$2

Three Months Ended March 31, 2018
(in millions)	Total	2017	2016 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(20)	$-	$(20)
U.S. Excess casualty	(15)	-	(15)
U.S. Other casualty	(17)	(1)	(16)
U.S. Financial lines	(12)	(2)	(10)
U.S. Property and special risks	(69)	(63)	(6)
U.S. Personal insurance	57	56	1
Other product lines	(2)	1	(3)
Total General Insurance North America	$(78)	$(9)	$(69)
General Insurance International:
UK/Europe casualty and financial lines	$1	$1	$-
UK/Europe property and special risks	3	(3)	6
UK/Europe and Japan Personal insurance	(40)	(15)	(25)
Other product lines	6	12	(6)
Total General Insurance International	$(30)	$(5)	$(25)

Legacy Portfolio - Run-off Lines	(2)	(3)	1

Total prior year (favorable) unfavorable development	$(110)	$(17)	$(93)

AIG | First Quarter 2019 Form 10-Q          115

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

For a description of AIG’s catastrophe reinsurance protection for 2019, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – General Insurance Companies’  Key Risks – Natural Catastrophe Risk in our 2018 Annual Report.

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of March 31, 2019 and as of December 31, 2018, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	March 31,	December 31,
(in millions)	2019	2018
Gross Covered Losses
Covered reserves before discount	$22,071	$23,033
Inception to date losses paid	20,295	19,331
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$17,366	$17,364

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,893	$13,891
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	3,705	3,703
Discount on ceded losses(a)	(1,412)	(1,719)
Pre-tax deferred gain before amortization	2,293	1,984
Inception to date amortization of deferred gain at inception	(519)	(461)
Inception to date amortization attributed to changes in deferred gain(b)	(161)	(141)
Deferred gain liability reflected in AIG's balance sheet	$1,613	$1,382

(a)            For the period from inception to March 31, 2019, the accretion of discount and a reduction in effective interest rates was offset by changes in estimates of the amount and timing of future recoveries under the adverse development reinsurance agreement.

(b) Excluded from our definition of APTI.

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

Three Months Ended March 31,
(in millions)	2019	2018
Balance at beginning of year, net of discount	$1,382	$1,167
Unfavorable prior year reserve development ceded to NICO(a)	2	8
Amortization attributed to deferred gain at inception(b)	(58)	(62)
Amortization attributed to changes in deferred gain(c)	(20)	28
Changes in discount on ceded loss reserves	307	(128)
Balance at end of period, net of discount	$1,613	$1,013

(a)  Prior year reserve development ceded to NICO under the retroactive reinsurance agreement is deferred under U.S. GAAP.

(b)  Represents amortization of the deferred gain recognized in APTI.

(c)  Excluded from APTI and included in U.S. GAAP.

116          AIG | First Quarter 2019 Form 10-Q

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

For a summary of significant reinsurers see Item 7. MD&A – Enterprise Risk Management – Insurance Operations Risks – General Insurance Companies Key Insurance Risks – Reinsurance Recoverable in our 2018 Annual Report.

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

For additional discussion of market risk management related to these product features see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies Key Risks – Variable Annuity Risk Management and Hedging Programs in our 2018 Annual Report.

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

•      Realized volatility versus implied volatility;

•      Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

•      Risk exposures that we have elected not to explicitly or fully hedge.

AIG | First Quarter 2019 Form 10-Q          117

ITEM 2 |  Insurance Reserves

The following table presents a reconciliation between the fair value of the U.S. GAAP embedded derivatives and the value of our economic hedge target:

	March 31,	December 31,
(in millions)	2019	2018
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$2,023	$1,943
Exclude non-performance risk adjustment	(2,439)	(2,615)
Embedded derivative liability, excluding NPA	4,462	4,558
Adjustments for risk margins and differences in valuation	(2,485)	(2,377)
Economic hedge target liability	$1,977	$2,181

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

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

Three Months Ended March 31,
(in millions)	2019	2018
Change in fair value of embedded derivatives, excluding NPA	$215	$551
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities	96	(77)
Interest rate derivative contracts	293	(406)
Equity derivative contracts	(593)	74
Change in fair value of variable annuity hedging portfolio	(204)	(409)
Change in fair value of embedded derivatives excluding NPA, net of hedging portfolio	11	142
Change in fair value of embedded derivatives due to NPA spread	(163)	72
Change in fair value of embedded derivatives due to change in NPA volume	(13)	(144)
Total change due to NPA	(176)	(72)
Net impact on pre-tax income (loss)	$(165)	$70

By Consolidated Income Statement line
Net investment income	$96	$(77)
Net realized capital gains (losses)	(261)	147
Net impact on pre-tax income (loss)	$(165)	$70

The net impact on pre-tax income from the GMWB embedded derivatives and related hedges in the first quarter of 2019 (excluding related DAC amortization) was primarily driven by losses from credit spread tightening and lower equity volatility on the economic hedge target and the impact of tighter credit spreads on the NPA spread. The net impact on pre-tax income from the GMWB and related hedges in the first quarter of 2018 (excluding related DAC amortization) was primarily driven by gains from the impact of widening credit spreads on the NPA spread, higher interest rates and equity market volatility, partially offset by the impact on NPA volume of lower expected GMWB payments, which was driven by higher interest rates.

118          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Insurance Reserves

The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in the first quarter of 2019 reflected gains from higher equity markets, offset by losses from decreases in interest rates, tightening of credit spreads, and lower equity volatility. The change in the fair value of embedded derivatives, excluding NPA, in the first quarter of 2018 reflected gains from equity market volatility and reductions in risk margins due to higher interest rates, partially offset by losses from the related hedging portfolio.

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

Change in Economic Hedge Target

The decrease in the economic hedge target liability in the first quarter of 2019 was primarily due to higher equity markets, offset by lower interest rates and tightening of credit spreads.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under U.S. GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

•      Changes in the fair value of fixed maturity securities, primarily corporate bonds for which the fair value option has been elected, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the first quarter of 2019 reflected gains due to decreases in interest rates, and tightening of credit spreads.  The change in the fair value of the corporate bond hedging program in the first quarter of 2018 reflected losses due to increases in interest rates and widening of credit spreads, The change in the fair value of the hedging bonds, which is excluded from the adjusted pre-tax income of the Individual Retirement and Group Retirement segments, is reported in net investment income on the Consolidated Statements of Income (Loss).

•      Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in gains driven by lower interest rates in the first quarter of 2019 compared to losses in the first quarter of 2018 which was driven by higher interest rates.

•      The change in the fair value of equity derivative contracts, which included futures and options, reflected losses in the first quarter of 2019 compared to gains in the same period in the prior year, which varied based on the relative change in equity market returns in the respective periods.

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies, excluding DAC of the Legacy Portfolio:

Three Months Ended March 31,
(in millions)	2019	2018
Balance, beginning of year	$9,133	$7,637
Acquisition costs deferred	336	249
Amortization expense:
Related to realized capital gains and losses	93	(27)
All other operating amortization	(200)	(246)
Increase (decrease) in DAC due to foreign exchange	7	12
Change related to unrealized depreciation (appreciation) of investments	(781)	564
Balance, end of period*	$8,588	$8,189

*   DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $9.6 billion and $8.9 billion at March 31, 2019 and 2018, respectively.

AIG | First Quarter 2019 Form 10-Q          119

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

Market interest rates decreased in the first quarter of 2019, which resulted in a $5.2 billion increase in the unrealized appreciation of fixed maturity securities held to support businesses in the Life and Retirement companies at March 31, 2019 compared to December 31, 2018. At March 31, 2019, the shadow Investment-Oriented Adjustments reflected decreases in DAC and unearned revenues and an increase in future policy benefit liabilities compared to December 31, 2018, while the shadow Loss Adjustments reflected an increase in future policy benefit liabilities.

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policy funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

Three Months Ended March 31,
(in millions)	2019	2018
Individual Retirement
Balance at beginning of period, gross	$132,729	$138,571
Premiums and deposits	4,186	4,358
Surrenders and withdrawals	(3,222)	(3,130)
Death and other contract benefits	(831)	(900)
Subtotal	133	328
Change in fair value of underlying assets and reserve accretion, net of
policy fees	5,763	(1,938)
Cost of funds*	403	378
Other reserve changes	55	(95)
Balance at end of period	139,083	137,244
Reinsurance ceded	(316)	(324)
Total Individual Retirement insurance reserves and mutual fund assets	$138,767	$136,920
Group Retirement
Balance at beginning of period, gross	$91,685	$97,306
Premiums and deposits	2,063	2,072
Surrenders and withdrawals	(2,781)	(2,467)
Death and other contract benefits	(157)	(151)
Subtotal	(875)	(546)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	5,807	(270)
Cost of funds*	278	270
Other reserve changes	11	(6)
Balance at end of period	96,906	96,754
Total Group Retirement insurance reserves and mutual fund assets	$96,906	$96,754

120          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Insurance Reserves

Life Insurance
Balance at beginning of period, gross	$19,719	$19,424
Premiums and deposits	908	884
Surrenders and withdrawals	(173)	(174)
Death and other contract benefits	(143)	(96)
Subtotal	592	614
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(262)	(247)
Cost of funds*	93	95
Other reserve changes	69	(180)
Balance at end of period	20,211	19,706
Reinsurance ceded	(1,238)	(1,061)
Total Life Insurance reserves	$18,973	$18,645
Institutional Markets
Balance at beginning of period, gross	$19,839	$18,580
Premiums and deposits	1,112	1,463
Surrenders and withdrawals	(246)	(522)
Death and other contract benefits	(158)	(107)
Subtotal	708	834
Change in fair value of underlying assets and reserve accretion, net of
policy fees	205	61
Cost of funds*	89	72
Other reserve changes	(8)	32
Balance at end of period	20,833	19,579
Reinsurance ceded	(43)	(3)
Total Institutional Markets reserves	$20,790	$19,576
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$263,972	$273,881
Premiums and deposits	8,269	8,777
Surrenders and withdrawals	(6,422)	(6,293)
Death and other contract benefits	(1,289)	(1,254)
Subtotal	558	1,230
Change in fair value of underlying assets and reserve accretion, net of
policy fees	11,513	(2,394)
Cost of funds*	863	815
Other reserve changes	127	(249)
Balance at end of period	277,033	273,283
Reinsurance ceded	(1,597)	(1,388)
Total insurance reserves and mutual fund assets	$275,436	$271,895

*    Excludes amortization of deferred sales inducements.

Insurance reserves of Life and Retirement, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	March 31,	December 31,
(in millions)	2019	2018
Future policy benefits	$15,620	$14,739
Policyholder contract deposits	140,919	137,718
Other policy funds	261	295
Separate account liabilities	86,851	79,960
Total insurance reserves*	243,651	232,712
Mutual fund assets	33,382	31,260
Total insurance reserves and mutual fund assets	$277,033	$263,972

*    Excludes reserves related to the Legacy Portfolio.

AIG | First Quarter 2019 Form 10-Q          121

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

See Part II, Item 7. MD&A — Enterprise Risk Management — Risk Appetite, Limits, Identification, and Measurement and Enterprise Risk Management — Liquidity Risk Management in the 2018 Annual Report for additional information.

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

Depending on market conditions, regulatory and rating agency considerations and other factors, we may take various liability and capital management actions. Liability management actions may include, but are not limited to, repurchasing or redeeming outstanding debt, issuing new debt or engaging in debt exchange offers. Capital management actions may include, but are not limited to, issuing preferred stock, paying dividends to our shareholders and AIG Common Stock and/or warrant repurchases.

122          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES ACTIVITY FOR the first quarter of 2019

Sources

AIG Parent Funding from Subsidiaries*

During the first quarter of 2019, AIG Parent received $1.0 billion in dividends from subsidiaries. Of this amount, $522 million consisted of dividends in the form of cash and fixed maturity securities from our General Insurance companies and $504 million consisted of dividends and loan repayments in the form of cash from our Life and Retirement companies.

AIG Parent also received a net amount of $201 million in tax sharing payments in the form of cash and fixed maturity securities from our insurance businesses in the first quarter of 2019. The tax sharing payments may be subject to further adjustment in future periods.

Preferred Stock Issuance

In March 2019, we issued 20,000 shares of Series A 5.85% Non-Cumulative Preferred Stock, with a par value of $5.00 per share and a liquidation preference of $25,000 per share, for net proceeds of approximately $485 million.

Debt Issuance

In March 2019, we issued $600 million aggregate principal amount of 4.250% Notes Due 2029.

Uses

Debt Reduction

We made repurchases of and repayments on debt instruments of approximately $597 million during the first quarter of 2019.   AIG Parent made interest payments on our debt instruments totaling $225 million during the first quarter of 2019.

Dividend

We paid a cash dividend of $0.32 per share on AIG Common Stock during the first quarter of 2019 totaling $278 million.

AIG Parent Funding to Subsidiaries

In February 2019, AIG Parent made a capital contribution of $300 million to our General Insurance companies.

*    In April 2019, we received $75 million in additional dividends in the form of cash from our General Insurance companies. These dividends had been declared during the first quarter of 2019.

AIG | First Quarter 2019 Form 10-Q          123

ITEM 2 |  Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statements of Cash Flows:

Three Months Ended March 31,
(in millions)	2019	2018
Sources:
Changes in policyholder contract balances	$1,434	$2,909
Issuance of long-term debt	1,449	3,039
Issuance of Preferred Stock	485	-
Net cash provided by other financing activities	263	-
Total sources	3,631	5,948
Uses:
Net cash used in operating activities	(976)	(938)
Net cash used in other investing activities	(1,979)	(1,972)
Repayments of long-term debt	(589)	(1,327)
Purchases of AIG Common Stock	-	(298)
Dividends paid	(278)	(289)
Net cash used in other financing activities	-	(1,548)
Total uses	(3,822)	(6,372)
Effect of exchange rate changes on cash and restricted cash	12	58
Increase (decrease) in cash and restricted cash	$(179)	$(366)

The following table presents a summary of AIG’s Consolidated Statement of Cash Flows:

Three Months Ended March 31,
(in millions)	2019	2018
Summary:
Net cash provided by (used in) operating activities	$(976)	$(938)
Net cash provided by (used in) investing activities	(1,979)	(1,972)
Net cash provided by (used in) financing activities	2,764	2,486
Effect of exchange rate changes on cash and restricted cash	12	58
Increase (decrease) in cash and restricted cash	(179)	(366)
Cash and restricted cash at beginning of year	3,358	2,737
Change in cash of businesses held for sale	-	-
Cash and restricted cash at end of period	$3,179	$2,371

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $315 million in the first quarter of 2019 compared to $357 million in the first quarter of 2018. Excluding interest payments, AIG had operating cash outflows of $661 million in the first quarter of 2019 compared to operating cash outflows of $581 million in the first quarter of 2018.

Investing Cash Flow Activities

Net cash used in investing activities in the first quarter of 2019 was $2.0 billion compared to investing cash outflows of $2.0 billion in the first quarter of 2018.

124          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

Financing Cash Flow Activities

Net cash provided by financing activities in the first quarter of 2019 reflected:

•      approximately $278 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock;

•      approximately $860 million in net inflows from the issuance and repayment of long-term debt; and

•      approximately $485 million inflow from the issuance of preferred stock.

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

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of March 31, 2019, AIG Parent had approximately $9.7 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

We believe that we have sufficient liquidity and capital resources to satisfy our reasonably foreseeable future requirements and meet our obligations to our creditors, debt-holders and insurance company subsidiaries. We expect to access the debt and preferred equity markets from time to time to meet funding requirements as needed.

We utilize our capital resources to support our businesses, with the majority of capital allocated to our insurance operations. Should we have or generate more capital than is needed to support our business strategies (including organic growth or acquisition opportunities) or mitigate risks inherent to our business, we may develop plans to distribute such capital to shareholders via dividends or AIG Common Stock repurchase authorizations or deploy such capital towards liability management.

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

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	March 31, 2019	December 31, 2018
Cash and short-term investments(a)	$1,619	$626
Unencumbered fixed maturity securities(b)	3,547	3,168
Total AIG Parent liquidity	5,166	3,794
Available capacity under committed, syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$9,666	$8,294

(a)  Cash and short-term investments include reverse repurchase agreements totaling $884 million and $22 million as of March 31, 2019 and December 31, 2018, respectively.

(b)  Unencumbered securities consist of publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

(c)  For additional information relating to this committed, syndicated credit facility see Credit Facilities below.

AIG | First Quarter 2019 Form 10-Q          125

ITEM 2 |  Liquidity and Capital Resources

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

Certain of our U.S. insurance companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had no outstanding borrowings from FHLBs at March 31, 2019 and aggregate outstanding borrowings of approximately $115 million at December 31, 2018. Our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from FHLBs at both March 31, 2019 and December 31, 2018, respectively. In addition, $3.4 billion was due to FHLBs in the respective districts of our U.S. Life and Retirement companies at both March 31, 2019 and December 31, 2018, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits.

Certain of our U.S. Life and Retirement companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments or partially used for short-term liquidity purposes. Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $1.4 billion and $884 million of securities subject to these agreements at March 31, 2019 and December 31, 2018, respectively, and $1.4 billion and $904 million of liabilities to borrowers for collateral received at March 31, 2019 and December 31, 2018, respectively.

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

In February 2018, AIG Parent entered into a CMA with Fortitude Re. Among other things, the CMA provides that AIG Parent will maintain available statutory capital and surplus in each of Fortitude Re’s long term business fund and general business account at or above a stress threshold percentage of its projected enhanced capital requirement in respect of the applicable fund, as defined under Bermuda law. As of March 31, 2019, the stress threshold percentage under this CMA was 125 percent.

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of the General Insurance companies totaled approximately $3.5 billion at March 31, 2019. Letters of credit issued in support of the Life and Retirement companies totaled approximately $859 million at March 31, 2019. Letters of credit issued in support of Fortitude Re totaled $550 million at March 31, 2019.

126          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

In the first quarter of 2019, our General Insurance companies collectively paid a total of approximately $522 million in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. agency mortgage-backed securities, municipal bonds and certain other highly rated securities.

In the first quarter of 2019, our Life and Retirement companies collectively paid a total of approximately $504 million in dividends and loan repayments in the form of cash to AIG Parent.

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

As of March 31, 2019, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

AIG | First Quarter 2019 Form 10-Q          127

ITEM 2 |  Liquidity and Capital Resources

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

March 31, 2019		Payments due by Period
	Total	Remainder of	2020 -	2022 -
(in millions)	Payments	2019	2021	2023	2024	Thereafter
Insurance operations
Loss reserves(a)	$85,777	$16,539	$24,013	$12,553	$4,000	$28,672
Insurance and investment contract liabilities	254,813	12,430	32,400	28,779	13,793	167,411
Borrowings	1,338	-	338	-	-	1,000
Interest payments on borrowings	828	26	99	99	50	554
Other long-term obligations	-	-	-	-	-	-
Total	$342,756	$28,995	$56,850	$41,431	$17,843	$197,637
Other
Borrowings	$25,256	$1,252	$3,040	$3,268	$1,130	$16,566
Interest payments on borrowings	15,228	804	1,999	1,732	779	9,914
Other long-term obligations	387	112	173	79	-	23
Total	$40,871	$2,168	$5,212	$5,079	$1,909	$26,503
Consolidated
Loss reserves(a)	$85,777	$16,539	$24,013	$12,553	$4,000	$28,672
Insurance and investment contract liabilities	254,813	12,430	32,400	28,779	13,793	167,411
Borrowings	26,594	1,252	3,378	3,268	1,130	17,566
Interest payments on borrowings	16,056	830	2,098	1,831	829	10,468
Other long-term obligations(b)	387	112	173	79	-	23
Total(c)	$383,627	$31,163	$62,062	$46,510	$19,752	$224,140

(a)  Represents undiscounted loss reserves.

(b)  Primarily includes contracts to purchase future services and other capital expenditures.

(c)  Does not reflect unrecognized tax benefits of $4.7 billion. See Note 15 to the Condensed Consolidated Financial Statements for additional information.

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

128          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

Borrowings

Our borrowings exclude those incurred by consolidated investments and include hybrid financial instrument liabilities recorded at fair value. We expect to repay the long-term debt maturities and interest accrued on borrowings by AIG through maturing investments and dispositions of invested assets, future cash flows from operations, cash flows generated from invested assets, future debt or preferred stock issuance and other financing arrangements. Borrowings supported by assets of AIG include various notes and bonds payable as well as GIAs that are supported by cash and investments held by AIG Parent and certain non-insurance subsidiaries for the repayment of those obligations.

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

March 31, 2019		Amount of Commitment Expiring
	Total Amounts	Remainder	2020 -	2022 -
(in millions)	Committed	of 2019	2021	2023	2024	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$194	$183	$-	$-	$-	$11
Guarantees of indebtedness	88	88	-	-	-	-
All other guarantees(a)	65	-	30	28	7	-
Commitments:
Investment commitments(b)	7,146	2,772	2,616	1,467	248	43
Commitments to extend credit	2,921	1,194	673	998	-	56
Letters of credit	5	5	-	-	-	-
Total(c)	$10,419	$4,242	$3,319	$2,493	$255	$110
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	82	82	-	-	-	-
All other guarantees	-	-	-	-	-	-
Commitments:
Investment commitments(b)	140	38	39	31	1	31
Commitments to extend credit	-	-	-	-	-	-
Letters of credit	14	14	-	-	-	-
Total(c)(e)	$310	$134	$39	$31	$1	$105
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	276	265	-	-	-	11
Guarantees of indebtedness	88	88	-	-	-	-
All other guarantees(a)	65	-	30	28	7	-
Commitments:
Investment commitments(b)	7,286	2,810	2,655	1,498	249	74
Commitments to extend credit	2,921	1,194	673	998	-	56
Letters of credit	19	19	-	-	-	-
Total(c)(e)	$10,729	$4,376	$3,358	$2,524	$256	$215

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

(e)  Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2019 is expected to be approximately $47 million for U.S. and non-U.S. plans.

AIG | First Quarter 2019 Form 10-Q          129

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

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Three Months Ended March 31, 2019	December 31,		and	Foreign	Other		March 31,
(in millions)	2018	Issuances	Repayments	Exchange	Changes		2019
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,853	$596	$-	$(30)	$8		$21,427
Junior subordinated debt	1,548	-	-	(3)	-		1,545
AIG Japan Holdings Kabushiki Kaisha	331	-	-	7	-		338
Validus notes and bonds payable	359	-	-	-	(2)		357
AIGLH notes and bonds payable	282	-	-	-	-		282
AIGLH junior subordinated debt	361	-	-	-	-		361
Total AIG general borrowings	23,734	596	-	(26)	6		24,310
AIG borrowings supported by assets:(a)
Series AIGFP matched notes and bonds payable	21	-	-	-	-		21
GIAs, at fair value	2,164	37	(61)	-	72	(b)	2,212
Notes and bonds payable, at fair value	49	-	(2)	-	4	(b)	51
Total AIG borrowings supported by assets	2,234	37	(63)	-	76		2,284
Total debt issued or guaranteed by AIG	25,968	633	(63)	(26)	82		26,594
Debt not guaranteed by AIG:
Other subsidiaries' notes, bonds, loans and
mortgages payable(c)	168	-	(116)	-	-		52
Debt of consolidated investments(d)	8,404	816	(418)	6	322	(e)	9,130
Total debt not guaranteed by AIG	8,572	816	(534)	6	322		9,182
Total debt	$34,540	$1,449	$(597)	$(20)	$404		$35,776

(a)  AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.5 billion at both March 31, 2019 and December 31, 2018. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)  Primarily represents adjustments to the fair value of debt.

(c)  Includes primarily borrowings with Federal Home Loan Banks by our U.S. insurance companies. These borrowings are short term in nature and related activity is presented net of issuances and maturities and repayments.

(d)  At March 31, 2019, includes debt of consolidated investment vehicles related to real estate investments of $3.1 billion, affordable housing partnership investments of $2.2 billion and other securitization vehicles of $3.8 billion. At December 31, 2018, includes debt of consolidated investment vehicles related to real estate investments of $3.7 billion, affordable housing partnership investments of $1.8 billion and other securitization vehicles of $2.9 billion.

(e)  Includes the effect of consolidating previously unconsolidated partnerships.

130          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at March 31, 2019 of AIG (excluding $9.1 billion of borrowings of consolidated investments) for the next four quarters:

	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter
(in millions)	2019	2019	2019	2020	Total
AIG general borrowings	$-	$1,000	$-	$-	$1,000
AIG borrowings supported by assets	19	138	95	2	254
Other subsidiaries' notes, bonds, loans and
mortgages payable	-	-	1	-	1
Total	$19	$1,138	$96	$2	$1,255

AIG | First Quarter 2019 Form 10-Q          131

ITEM 2 |  Liquidity and Capital Resources

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $9.1 billion in borrowings of debt of consolidated investments:

March 31, 2019		Remainder	Year Ending
(in millions)	Total	of 2019	2020	2021	2022	2023	2024	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$21,427	$1,000	$1,345	$1,497	$1,509	$1,594	$997	$13,485
Junior subordinated debt	1,545	-	-	-	-	-	-	1,545
AIG Japan Holdings Kabushiki Kaisha	338	-	117	221	-	-	-	-
Validus notes and bonds payable	357	-	-	-	-	-	-	357
AIGLH notes and bonds payable	282	-	-	-	-	-	-	282
AIGLH junior subordinated debt	361	-	-	-	-	-	-	361
Total AIG general borrowings	24,310	1,000	1,462	1,718	1,509	1,594	997	16,030
AIG borrowings supported by assets:
Series AIGFP matched notes and
bonds payable	21	-	-	-	-	-	-	21
GIAs, at fair value	2,212	252	39	159	48	117	133	1,464
Notes and bonds payable, at fair value	51	-	-	-	-	-	-	51
Total AIG borrowings supported by assets	2,284	252	39	159	48	117	133	1,536
Total debt issued or guaranteed by AIG	26,594	1,252	1,501	1,877	1,557	1,711	1,130	17,566
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans
and mortgages payable	52	1	1	42	1	1	6	-
Total debt not guaranteed by AIG	52	1	1	42	1	1	6	-
Total	$26,646	$1,253	$1,502	$1,919	$1,558	$1,712	$1,136	$17,566

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of May 1, 2019. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

132          AIG | First Quarter 2019 Form 10-Q

ITEM 2 |  Liquidity and Capital Resources

The actual amount of collateral that we would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade.

For a discussion of the effects of downgrades in our credit ratings see Note 9 to the Condensed Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in our 2018 Annual Report.

FINANCIAL STRENGTH Ratings

Financial Strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy.  The following table presents the ratings of our significant insurance subsidiaries as of May 1, 2019.

	A.M. Best	S&P	Fitch	Moody’s
National Union Fire Insurance Company of Pittsburgh, Pa.	A	A+	A	A2
Lexington Insurance Company	A	A+	A	A2
American Home Assurance Company (U.S.)	A	A+	A	A2
American General Life Insurance Company	A	A+	A+	A2
The Variable Annuity Life Insurance Company	A	A+	A+	A2
United States Life Insurance Company in the City of New York	A	A+	A+	A2
AIG Europe S.A.	NR	A+	NR	A2
American International Group UK Ltd.	A	A+	NR	A2
AIG General Insurance Co. Ltd.	NR	A+	NR	NR
Validus Reinsurance, Ltd.	A	A	A	A2

These financial strength ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.

For a discussion of the effects of downgrades in our financial strength ratings see Note 9 to the Condensed Consolidated Financial Statements herein and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in our 2018 Annual Report.

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources see Part I, Item 1. Business — Regulation and Part I, Item 1A. Risk Factors — Regulation in our 2018 Annual Report, and Regulatory Environment below in this Quarterly Report on Form 10-Q.

Dividends and Repurchases of AIG Common Stock

On February 13, 2019, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2019 to shareholders of record on March 15, 2019. On May 6, 2019, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 28, 2019 to shareholders of record on June 14, 2019. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of approximately $1.5 billion. As of May 6, 2019, $2.0 billion remained under the authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).  Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

We did not repurchase any shares of AIG Common Stock during the three months ended March 31, 2019.

Restrictions on dividends from subsidiaries

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities.

For a discussion of restrictions on payments of dividends by our subsidiaries see Note 19 to the Consolidated Financial Statements in the 2018 Annual Report.

AIG | First Quarter 2019 Form 10-Q          133

ITEM 2 | Enterprise Risk Management

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

For a further discussion of AIG’s risk management program see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2018 Annual Report.

As of March 31, 2019, there have been no material changes in our economic exposure to market risk from December 31, 2018, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2018, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, our regulatory status is also discussed in Part I, Item 1. Business – Regulation, Part I, Item 1A. Risk Factors – Regulation and Note 19 to the Consolidated Financial Statements in the 2018 Annual Report.

134          AIG | First Quarter 2019 Form 10-Q

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

AIG | First Quarter 2019 Form 10-Q          135

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

136          AIG | First Quarter 2019 Form 10-Q

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

VOBA  Value of Business Acquired  Present value of projected future gross profits from in-force policies of acquired businesses.

AIG | First Quarter 2019 Form 10-Q          137

Acronyms

Acronyms

A&H Accident and Health Insurance	GMWB Guaranteed Minimum Withdrawal Benefits
ABS Asset-Backed Securities	ISDA International Swaps and Derivatives Association, Inc.
CDO Collateralized Debt Obligations	Moody's Moody's Investors’ Service Inc.
CDS Credit Default Swap	NAIC National Association of Insurance Commissioners
CMA Capital Maintenance Agreement	NM Not Meaningful
CMBS Commercial Mortgage-Backed Securities	OTC Over-the-Counter
EGPs Estimated gross profits	OTTI Other-Than-Temporary Impairment
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting principles generally accepted in the United States of America	SEC Securities and Exchange Commission
GMDB Guaranteed Minimum Death Benefits	URR Unearned revenue reserve
VIE Variable Interest Entity

138          AIG | First Quarter 2019 Form 10-Q

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4 | Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation, which excluded the impact of the acquisitions of Validus Holdings and Glatfelter Insurance Group (collectively, the Acquired Businesses), was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2019. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

We continue to integrate the internal controls of the Acquired Businesses. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG | First Quarter 2019 Form 10-Q          139

Part II – Other Information

ITEM 1 | Legal Proceedings

For a discussion of legal proceedings see Note 11 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A | Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2018 Annual Report.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of $1.5 billion.

During the three-month period ended March 31, 2019, we did not repurchase any shares of AIG Common Stock or any warrants to purchase shares of AIG Common Stock under this authorization.

As of March 31, 2019, approximately $2.0 billion remained under the authorization. We did not repurchase any shares of AIG Common Stock from April 1, 2019 to May 6, 2019. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. The repurchase of AIG Common Stock is also subject to the terms of AIG’s outstanding Series A Preferred Stock, pursuant to which AIG may not (other than in limited circumstances) purchase, redeem or otherwise acquire AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

ITEM 4 | Mine Safety Disclosures

Not applicable.

140          AIG | First Quarter 2019 Form 10-Q

ITEM 6 | Exhibits

Exhibit Index

Exhibit Number	Description	Location
3	(1) Certificate of Designations of AIG with respect to Series A Preferred Stock, dated March 8, 2019, as filed with the Secretary of the State of Delaware and effective March 8, 2019	Incorporated by reference to Exhibit 3.2 to AIG’s Registration Statement on Form 8-A filed with the SEC on March 13, 2019 (File No. 1-8787).
4	(1) Filed as Exhibit 3.1
	(2) Deposit Agreement, dated March 14, 2019, among AIG, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 14, 2019 (File No. 1-8787).
(3) Form of depositary receipt representing the Depository Shares (included as Exhibit A to Exhibit 4.2)
	(4) Thirty-Eighth supplemental Indenture, dated March 15, 2019, between AIG and The Bank of New York Mellon, as Trustee, relating to the 2029 Notes	Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 15, 2019 (File No. 1-8787).
(5) Form of the 2029 Notes (included in Exhibit 4.4)
10	(1) Form of AIG Long Term Incentive Award Agreement*	Filed herewith.
	(2) AIG Long-Term Incentive Plan (as amended and restated)*	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Equity for the three months ended  March 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (v) the Condensed Consolidated Statements of Comprehensive Income for the three months ended  March 31, 2019 and 2018 and (vi) the Notes to the Condensed Consolidated Financial Statements

Filed herewith.

*    This exhibit is a management contract or a compensatory plan or arrangement.

**   This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

AIG | First Quarter 2019 Form 10-Q          141

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ MARK D. LYONS
Mark D. Lyons
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ JONATHAN WISMER
Jonathan Wismer
Senior Vice President
Deputy Chief Financial Officer and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: May 7, 2019

142          AIG | First Quarter 2019 Form 10-Q