Form 10-Q
period 2019-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2019-08-08
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 Water Street, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 770-7000

________________

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $2.50 Per Share	AIG	New York Stock Exchange
Warrants (expiring January 19, 2021)	AIG WS	New York Stock Exchange
5.75% Series A-2 Junior Subordinated Debentures	AIG 67BP	New York Stock Exchange
4.875% Series A-3 Junior Subordinated Debentures	AIG 67EU	New York Stock Exchange
Stock Purchase Rights		New York Stock Exchange
Depositary Shares Each Representing a 1/1,000th Interest in a Share of Series A 5.85% Non-Cumulative Perpetual Preferred Stock	AIG PRA	New York Stock Exchange

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

As of August 2, 2019, there were 869,908,302 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

June 30, 2019

AIG | Second Quarter 2019 Form 10-Q 1

Part I – Financial Information

Item 1. | Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in millions, except for share data)	2019	2018
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2019 - $230,062; 2018 - $225,780)	$245,561	$229,391
Other bond securities, at fair value (See Note 6)	10,461	11,415
Equity Securities, at fair value (See Note 6)	880	1,253
Mortgage and other loans receivable, net of allowance	43,556	43,135
Other invested assets (portion measured at fair value: 2019 - $5,886; 2018 - $5,894)	19,454	19,341
Short-term investments, including restricted cash of $18 in 2019 and $142 in 2018
(portion measured at fair value: 2019 - $5,450; 2018 - $3,015)	15,016	9,674
Total investments	334,928	314,209

Cash	2,935	2,873
Accrued investment income	2,359	2,389
Premiums and other receivables, net of allowance	12,614	11,011
Reinsurance assets, net of allowance	40,520	38,172
Deferred income taxes	13,337	15,221
Deferred policy acquisition costs	11,386	12,694
Other assets, including restricted cash of $232 in 2019 and $343 in 2018
(portion measured at fair value: 2019 - $964; 2018 - $973)	13,879	13,568
Separate account assets, at fair value	90,311	81,847
Total assets	$522,269	$491,984
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$81,057	$83,639
Unearned premiums	20,621	19,248
Future policy benefits for life and accident and health insurance contracts	47,539	44,935
Policyholder contract deposits (portion measured at fair value: 2019 - $6,065; 2018 - $4,116)	148,521	142,262
Other policyholder funds	3,488	3,568
Other liabilities (portion measured at fair value: 2019 - $1,232; 2018 - $1,265)	28,336	24,636
Long-term debt (portion measured at fair value: 2019 - $2,303; 2018 - $2,213)	36,291	34,540
Separate account liabilities	90,311	81,847
Total liabilities	456,164	434,675
Contingencies, commitments and guarantees (See Note 11)	nil	nil

AIG shareholders’ equity:
Series A Non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares
authorized; shares issued: 2019 - 20,000 and 2018 - 0; liquidation preference $500	485	-
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2019 - 1,906,671,492 and
2018 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2019 - 1,036,769,981 shares; 2018 - 1,040,062,063 shares of common stock	(48,991)	(49,144)
Additional paid-in capital	81,211	81,268
Retained earnings	22,077	20,884
Accumulated other comprehensive income (loss)	4,991	(1,413)
Total AIG shareholders’ equity	64,539	56,361
Non-redeemable noncontrolling interests	1,566	948
Total equity	66,105	57,309
Total liabilities and equity	$522,269	$491,984

See accompanying Notes to Condensed Consolidated Financial Statements.

2 AIG | Second Quarter 2019 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per common share data)	2019	2018	2019	2018
Revenues:
Premiums	$7,430	$7,207	$15,500	$14,482
Policy fees	769	763	1,504	1,527
Net investment income	3,745	3,065	7,624	6,326
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(24)	(28)	(104)	(103)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(6)	(8)	(9)	(20)
Net other-than-temporary impairments on available for sale
securities recognized in net income	(30)	(36)	(113)	(123)
Other realized capital gains	434	201	71	269
Total net realized capital gains (losses)	404	165	(42)	146
Other income	213	431	431	862
Total revenues	12,561	11,631	25,017	23,343
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,802	5,505	12,481	11,172
Interest credited to policyholder account balances	967	935	1,907	1,851
Amortization of deferred policy acquisition costs	1,439	1,337	2,728	2,695
General operating and other expenses	2,140	2,323	4,193	4,594
Interest expense	360	299	709	576
loss on extinguishment of debt	15	5	13	9
Net (gain) loss on sale of divested businesses	1	(25)	(5)	(33)
Total benefits, losses and expenses	10,724	10,379	22,026	20,864
Income from continuing operations before income tax expense	1,837	1,252	2,991	2,479
Income tax expense	446	321	663	598
Income from continuing operations	1,391	931	2,328	1,881
Income (loss) from discontinued operations, net of income tax expense	(1)	-	(1)	(1)
Net income	1,390	931	2,327	1,880
Less:
Net income (loss) from continuing operations attributable to
noncontrolling interests	281	(6)	564	5
Net income attributable to AIG	1,109	937	1,763	1,875
Less: Dividends on preferred stock	7	-	7	-
Net income attributable to AIG common shareholders	$1,102	$937	$1,756	$1,875

Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$1.26	$1.04	$2.00	$2.07
Income (loss) from discontinued operations	$-	$-	$-	$-
Net income attributable to AIG common shareholders	$1.26	$1.04	$2.00	$2.07
Diluted:
Income from continuing operations	$1.24	$1.02	$1.99	$2.04
Income (loss) from discontinued operations	$-	$-	$-	$-
Net income attributable to AIG common shareholders	$1.24	$1.02	$1.99	$2.04
Weighted average shares outstanding:
Basic	876,382,884	903,215,488	875,885,588	905,566,733
Diluted	888,325,042	916,572,481	882,921,247	920,902,720

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2019 Form 10-Q 3

American International Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Net income	$1,390	$931	$2,327	$1,880
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which other-than-temporary credit impairments were taken	82	(1,046)	758	(1,196)
Change in unrealized appreciation (depreciation) of all other investments	2,914	(756)	5,622	(3,464)
Change in foreign currency translation adjustments	(129)	(210)	35	(52)
Change in retirement plan liabilities adjustment	8	23	7	52
Change in fair value of liabilities under fair value option attributable to changes in
own credit risk	(2)	(1)	(2)	1
Other comprehensive income (loss)	2,873	(1,990)	6,420	(4,659)
Comprehensive income (loss)	4,263	(1,059)	8,747	(2,779)
Comprehensive income (loss) attributable to noncontrolling interests	291	(6)	580	5
Comprehensive income (loss) attributable to AIG	$3,972	$(1,053)	$8,167	$(2,784)

See accompanying Notes to Condensed Consolidated Financial Statements.

4 AIG | Second Quarter 2019 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Three Months Ended June 30, 2019
Balance, beginning of period	$485	$4,766	$(48,999)	$81,148	$21,259	$2,128	$60,787	$1,306	$62,093
Preferred stock issued	-	-	-	-	-	-	-	-	-
Common stock issued under stock plans	-	-	8	(9)	-	-	(1)	-	(1)
Purchase of common stock	-	-	-	-	-	-	-	-	-
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	1,109	-	1,109	281	1,390
Dividends on preferred stock	-	-	-	-	(7)	-	(7)	-	(7)
Dividends on common stock	-	-	-	-	(279)	-	(279)	-	(279)
Other comprehensive income	-	-	-	-	-	2,863	2,863	10	2,873
Current and deferred income taxes	-	-	-	1	-	-	1	-	1
Net decrease due to acquisitions
and consolidations	-	-	-	-	-	-	-	(12)	(12)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	(10)	(10)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(10)	(10)
Other	-	-	-	71	(5)	-	66	1	67
Balance, end of period	$485	$4,766	$(48,991)	$81,211	$22,077	$4,991	$64,539	$1,566	$66,105

Six Months Ended June 30, 2019
Balance, beginning of year	$-	$4,766	$(49,144)	$81,268	$20,884	$(1,413)	$56,361	$948	$57,309
Preferred stock issued	485	-	-	-	-	-	485	-	485
Common stock issued under stock plans	-	-	153	(231)	-	-	(78)	-	(78)
Purchase of common stock	-	-	-	-	-	-	-	-	-
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	1,763	-	1,763	564	2,327
Dividends on preferred stock	-	-	-	-	(7)	-	(7)	-	(7)
Dividends on common stock	-	-	-	-	(557)	-	(557)	-	(557)
Other comprehensive income	-	-	-	-	-	6,404	6,404	16	6,420
Current and deferred income taxes	-	-	-	-	-	-	-	-	-
Net increase due to acquisitions
and consolidations	-	-	-	-	-	-	-	96	96
Contributions from noncontrolling interests	-	-	-	-	-	-	-	2	2
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(69)	(69)
Other	-	-	-	174	(6)	-	168	9	177
Balance, end of period	$485	$4,766	$(48,991)	$81,211	$22,077	$4,991	$64,539	$1,566	$66,105

AIG | Second Quarter 2019 Form 10-Q 5

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)(continued)

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Three Months Ended June 30, 2018
Balance, beginning of period	$-	$4,766	$(47,706)	$80,841	$22,671	$2,220	$62,792	$565	$63,357
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	-	-	-	-	-
Common stock issued under stock plans	-	-	1	(1)	-	-	-	-	-
Purchase of common stock	-	-	(348)	-	-	-	(348)	-	(348)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	-	937	-	937	(6)	931
Dividends on common stock	-	-	-	-	(286)	-	(286)	-	(286)
Other comprehensive loss	-	-	-	-	-	(1,990)	(1,990)	-	(1,990)
Net increase due to acquisitions
and consolidations	-	-	-	-	-	-	-	62	62
Contributions from noncontrolling interests	-	-	-	-	-	-	-	(7)	(7)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(2)	(2)
Other	-	-	1	84	(4)	-	81	(1)	80
Balance, end of period	$-	$4,766	$(48,052)	$80,924	$23,318	$230	$61,186	$611	$61,797

Six Months Ended June 30, 2018
Balance, beginning of year	$-	$4,766	$(47,595)	$81,078	$21,457	$5,465	$65,171	$537	$65,708
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	568	(576)	(8)	-	(8)
Common stock issued under stock plans	-	-	187	(337)	-	-	(150)	-	(150)
Purchase of common stock	-	-	(646)	-	-	-	(646)	-	(646)
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	1,875	-	1,875	5	1,880
Dividends on common stock	-	-	-	-	(575)	-	(575)	-	(575)
Other comprehensive loss	-	-	-	-	-	(4,659)	(4,659)	-	(4,659)
Net increase due to acquisitions
and consolidations	-	-	-	-	-	-	-	98	98
Contributions from noncontrolling interests	-	-	-	-	-	-	-	3	3
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(27)	(27)
Other	-	-	2	183	(7)	-	178	(5)	173
Balance, end of period	$-	$4,766	$(48,052)	$80,924	$23,318	$230	$61,186	$611	$61,797

See accompanying Notes to Condensed Consolidated Financial Statements.

6 AIG | Second Quarter 2019 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$2,327	$1,880
Loss from discontinued operations	1	1
Adjustments to reconcile net income to net cash used in operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(141)	(103)
Net gain on sale of divested businesses	(5)	(33)
Losses on extinguishment of debt	13	9
Unrealized losses in earnings - net	369	43
Equity in (income) loss from equity method investments, net of dividends or distributions	(62)	95
Depreciation and other amortization	2,657	2,784
Impairments of assets	167	209
Changes in operating assets and liabilities:
Insurance reserves	(1,057)	(745)
Premiums and other receivables and payables - net	22	13
Reinsurance assets and funds held under reinsurance treaties	(2,334)	(1,413)
Capitalization of deferred policy acquisition costs	(2,843)	(2,875)
Current and deferred income taxes - net	523	563
Other, net	(909)	(768)
Total adjustments	(3,600)	(2,221)
Net cash used in operating activities	(1,272)	(340)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	12,765	12,233
Other securities	2,609	2,484
Other invested assets	1,931	2,306
Divested businesses, net	-	10
Maturities of fixed maturity securities available for sale	11,888	12,305
Principal payments received on and sales of mortgage and other loans receivable	2,474	1,836
Purchases of:
Available for sale securities	(27,219)	(21,000)
Other securities	(405)	(797)
Other invested assets	(1,423)	(1,542)
Mortgage and other loans receivable	(2,919)	(5,165)
Net change in short-term investments	(4,837)	(3,840)
Other, net	989	(300)
Net cash used in investing activities	(4,147)	(1,470)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	11,474	12,625
Policyholder contract withdrawals	(8,362)	(8,770)
Issuance of long-term debt	2,199	3,504
Repayments of long-term debt	(910)	(1,959)
Issuance of preferred stock	485	-
Purchase of common stock	-	(646)
Dividends paid on preferred stock	(7)	-
Dividends paid on common stock	(557)	(575)
Other, net	896	(2,756)
Net cash provided by financing activities	5,218	1,423
Effect of exchange rate changes on cash and restricted cash	28	30
Net decrease in cash and restricted cash	(173)	(357)
Cash and restricted cash at beginning of year	3,358	2,737
Cash and restricted cash at end of period	$3,185	$2,380
AIG | Second Quarter 2019 Form 10-Q 7

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)(continued)

Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Six Months Ended June 30,
(in millions)	2019	2018
Cash	$2,935	$2,135
Restricted cash included in Short-term investments*	18	18
Restricted cash included in Other assets*	232	227
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$3,185	$2,380

Cash paid during the period for:
Interest	$684	$664
Taxes	$140	$40
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,791	$1,662

*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to our affordable housing investments.

See accompanying Notes to Condensed Consolidated Financial Statements.

8 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

1. Basis of Presentation

American International Group, Inc. (AIG) is a leading global insurance organization serving customers in more than 80 countries and jurisdictions. AIG companies serve commercial and individual customers through one of the most extensive worldwide property-casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG). Unless the context indicates otherwise, the terms “AIG,” “we,” “us” or “our” mean American International Group, Inc. and its consolidated subsidiaries and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.

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

Interim-period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2019 and prior to the issuance of these Condensed Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment. Accounting policies that we believe are most dependent on the application of estimates and assumptions are considered our critical accounting estimates and are related to the determination of:

•liability for unpaid losses and loss adjustment expenses (loss reserves);

•reinsurance assets;

•valuation of future policy benefit liabilities and timing and extent of loss recognition;

•valuation of liabilities for guaranteed benefit features of variable annuity products;

•valuation of embedded derivatives for fixed index annuity and life products;

•estimated gross profits to value deferred policy acquisition costs for investment-oriented products;

•impairment charges, including other-than-temporary impairments on available for sale securities, impairments on other invested assets, including investments in life settlements, and goodwill impairment;

•allowances for loan losses;

•liability for legal contingencies;

•fair value measurements of certain financial assets and liabilities; and

•income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset and estimates associated with the Tax Act.

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.

AIG | Second Quarter 2019 Form 10-Q 9

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

10 AIG | Second Quarter 2019 Form 10-Q

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

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued an accounting standard update with the objective of making targeted improvements to the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity. The standard prescribes significant and comprehensive changes to recognition, measurement, presentation and disclosure as summarized below:

•Requires the review and if necessary update of future policy benefit assumptions at least annually for traditional and limited pay long duration contracts, with the recognition and separate presentation of any resulting re-measurement gain or loss (except for discount rate changes as noted below) in the income statement.

•Requires the discount rate assumption to be updated at the end of each reporting period using an upper medium grade (low-credit risk) fixed income instrument yield that maximizes the use of observable market inputs and recognizes the impact of changes to discount rates in other comprehensive income.

•Simplifies the amortization of deferred acquisition costs (DAC) to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations, but no longer requires an impairment test.

•Requires the measurement of all market risk benefits associated with deposit (or account balance) contracts at fair value through the income statement with the exception of instrument-specific credit risk changes, which will be recognized in other comprehensive income.

•Increased disclosures of disaggregated roll-forwards of policy benefits, account balances, market risk benefits, separate account liabilities and information about significant inputs, judgments and methods used in measurement and changes thereto and impact of those changes.

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

AIG | Second Quarter 2019 Form 10-Q 11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

3. Segment Information

We report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources, as follows:

General Insurance

General Insurance business is presented as two operating segments:

•North America — consists of insurance businesses in the United States, Canada and Bermuda. This also includes the results of Validus Reinsurance, Ltd., Western World Insurance Group, Inc. and Glatfelter Insurance Group as of their respective acquisition dates.

•International — consists of insurance businesses in Japan, the United Kingdom, Europe, Asia Pacific, Latin America, Puerto Rico, Australia, the Middle East and Africa. This also includes the results of Talbot Holdings, Ltd. as of its acquisition date.

Results are presented before internal reinsurance transactions. North America and International operating segments consist of the following products:

–Commercial Lines — consists of Liability, Financial Lines, Property and Special Risks.

–Personal Insurance — consists of Personal Lines and Accident and Health.

Life and Retirement

Life and Retirement business is presented as four operating segments:

•Individual Retirement — consists of fixed annuities, fixed index annuities, variable annuities and retail mutual funds.

•Group Retirement — consists of group mutual funds, group annuities, individual annuity and investment products, and financial planning and advisory services.

•Life Insurance — primary products in the U.S. include term life and universal life insurance. International operations include distribution of life and health products in the UK and Ireland.

•Institutional Markets — consists of stable value wrap products, structured settlement and pension risk transfer annuities, corporate- and bank-owned life insurance and guaranteed investment contracts (GICs).

Other Operations

Other Operations category consists of:

•Income from assets held by AIG Parent and other corporate subsidiaries.

•General operating expenses not attributable to specific reporting segments.

•Interest expense.

•Blackboard — a subsidiary focused on delivering commercial insurance solutions using digital technology, data analytics and automation.

Legacy Portfolio

Legacy Portfolio represents exited or discontinued product lines, policy forms or distribution channels. Effective February 2018, our Bermuda domiciled composite reinsurer, Fortitude Reinsurance Company Ltd. (Fortitude Re), is included in our Legacy Portfolio.

•Legacy Life and Retirement Run-Off Lines — Reserves consist of certain structured settlements, pension risk transfer annuities and single premium immediate annuities written prior to April 2012. Also includes exposures to whole life, long-term care and exited accident & health product lines.

•Legacy General Insurance Run-Off Lines — Reserves consist of excess workers’ compensation, environmental exposures and exposures to other products within General Insurance that are no longer actively marketed. Also includes the remaining reserves in Eaglestone Reinsurance Company (Eaglestone).

•Legacy Investments — Includes investment classes that we have placed into run-off including holdings in direct investments as well as investments in global capital markets and global real estate.

12 AIG | Second Quarter 2019 Form 10-Q

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

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended June 30,	2019		2018
		Adjusted		Adjusted
	Total	Pre-tax	Total	Pre-tax
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
General Insurance
North America	$4,025	$718	$3,426	$407
International	3,502	262	3,801	161
Total General Insurance	7,527	980	7,227	568
Life and Retirement
Individual Retirement	1,466	588	1,366	462
Group Retirement	790	293	730	250
Life Insurance	1,154	86	1,092	175
Institutional Markets	418	82	277	75
Total Life and Retirement	3,828	1,049	3,465	962
Other Operations	211	(415)	169	(374)
Legacy Portfolio	740	119	781	134
AIG Consolidation and elimination	(146)	(56)	(110)	(12)
Total AIG Consolidated adjusted revenues and adjusted pre-tax income	12,160	1,677	11,532	1,278
Reconciling items from adjusted pre-tax income to pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	84	75	(27)	(36)
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains (losses)	-	(73)	-	1
Changes in the fair value of equity securities	(22)	(22)	-	-
Professional fees related to regulatory or accounting changes	-	(2)	-	-
Other income (expense) - net	4	-	(14)	-
Loss on extinguishment of debt	-	(15)	-	(5)
Net realized capital gains*	335	351	139	155
Income (loss) from divested businesses	-	(1)	-	25
Non-operating litigation reserves and settlements	-	-	1	(12)
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	125	-	32
Net loss reserve discount benefit (charge)	-	(212)	-	14
Integration and transaction costs associated with acquired businesses	-	(6)	-	-
Restructuring and other costs	-	(60)	-	(200)
Revenues and Pre-tax income	$12,561	$1,837	$11,631	$1,252

AIG | Second Quarter 2019 Form 10-Q 13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Six Months Ended June 30,	2019		2018
		Adjusted		Adjusted
	Total	Pre-Tax	Total	Pre-Tax
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
General Insurance
North America	$8,123	$1,652	$6,766	$727
International	7,206	596	7,905	351
Total General Insurance	15,329	2,248	14,671	1,078
Life and Retirement
Individual Retirement	2,817	1,096	2,727	961
Group Retirement	1,499	525	1,491	532
Life Insurance	2,227	202	2,153	227
Institutional Markets	1,489	150	554	134
Total Life and Retirement	8,032	1,973	6,925	1,854
Other Operations	414	(802)	319	(716)
Legacy Portfolio	1,446	231	1,617	279
AIG Consolidation and elimination	(307)	(126)	(172)	(1)
Total AIG Consolidated adjusted revenues and adjusted pre-tax income	24,914	3,524	23,360	2,494
Reconciling items from adjusted pre-tax income to pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	189	171	(104)	(113)
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains (losses)	-	26	-	(30)
Changes in the fair value of equity securities	57	57	-	-
Professional fees related to regulatory or accounting changes	-	(2)	-	-
Other income (expense) - net	11	-	(25)	-
Loss on extinguishment of debt	-	(13)	-	(9)
Net realized capital gains (losses)*	(154)	(123)	110	136
Income from divested businesses	-	5	-	33
Non-operating litigation reserves and settlements	-	(1)	2	(25)
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	152	-	(2)
Net loss reserve discount benefit (charge)	-	(685)	-	219
Integration and transaction costs associated with acquired businesses	-	(13)	-	-
Restructuring and other costs	-	(107)	-	(224)
Revenues and Pre-tax income	$25,017	$2,991	$23,343	$2,479

*Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

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

In addition, Validus participates in the market for insurance-linked securities (ILS) primarily through AlphaCat Managers, Ltd (AlphaCat Manager). AlphaCat Manager is an asset manager primarily for third party investors and in connection with the issuance of ILS invests in AlphaCat funds which are considered variable interest entities (VIEs). ILS are financial instruments for which the values are determined based on insurance losses caused primarily by natural catastrophes such as major earthquakes and hurricanes. We report the investment in AlphaCat funds, which is approximately $125 million at June 30, 2019, in Other Invested Assets in the Condensed Consolidated Balance Sheet.

14 AIG | Second Quarter 2019 Form 10-Q

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018*	2019	2018*
Total revenues	$12,561	$12,300	$25,017	$24,542
Net income	1,390	884	2,327	1,835
Net income attributable to AIG common shareholders	1,102	890	1,756	1,830

Income per common share attributable to AIG common shareholders:
Basic:
Net income attributable to AIG common shareholders	1.26	0.99	2.00	2.02
Diluted:
Net income attributable to AIG common shareholders	1.24	0.97	1.99	1.99

*Pro forma adjustments were made to Validus external reporting results prior to the acquisition date for the deconsolidation of certain asset management entities consistent with AIG’s post acquisition accounting, which had no impact on Net income attributable to Validus.

5. Fair Value Measurements

Fair Value Measurements on a Recurring Basis

Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are measured and classified in accordance with a fair value hierarchy consisting of three “levels” based on the observability of valuation inputs:

•Level 1: Fair value measurements based on quoted prices (unadjusted) in active markets that we have the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets. We do not adjust the quoted price for such instruments.

•Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

•Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. The circumstances for using these measurements include those in which there is little, if any, market activity for the asset or liability. Therefore, we must make certain assumptions about the inputs a hypothetical market participant would use to value that asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

AIG | Second Quarter 2019 Form 10-Q 15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2019				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$105	$4,123	$-	$-	$-	$4,228
Obligations of states, municipalities and political subdivisions	-	13,784	2,162	-	-	15,946
Non-U.S. governments	75	15,323	2	-	-	15,400
Corporate debt	-	142,739	1,821	-	-	144,560
RMBS	-	19,313	13,863	-	-	33,176
CMBS	-	12,521	1,103	-	-	13,624
CDO/ABS	-	9,565	9,062	-	-	18,627
Total bonds available for sale	180	217,368	28,013	-	-	245,561
Other bond securities:
U.S. government and government sponsored entities	22	2,177	-	-	-	2,199
Non-U.S. governments	-	56	-	-	-	56
Corporate debt	-	1,798	-	-	-	1,798
RMBS	-	494	830	-	-	1,324
CMBS	-	330	88	-	-	418
CDO/ABS	-	516	4,150	-	-	4,666
Total other bond securities	22	5,371	5,068	-	-	10,461
Equity securities	829	16	35	-	-	880
Other invested assets(b)	-	71	605	-	-	676
Derivative assets:
Interest rate contracts	-	3,275	-	-	-	3,275
Foreign exchange contracts	-	1,262	4	-	-	1,266
Equity contracts	77	548	118	-	-	743
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	13	-	-	13
Counterparty netting and cash collateral	-	-	-	(2,080)	(2,315)	(4,395)
Total derivative assets	77	5,085	136	(2,080)	(2,315)	903
Short-term investments	2,368	3,082	-	-	-	5,450
Separate account assets	85,803	4,508	-	-	-	90,311
Other assets	-	-	61	-	-	61
Total	$89,279	$235,501	$33,918	$(2,080)	$(2,315)	$354,303
Liabilities:
Policyholder contract deposits	$-	$-	$6,065	$-	$-	$6,065
Derivative liabilities:
Interest rate contracts	2	2,277	16	-	-	2,295
Foreign exchange contracts	-	960	-	-	-	960
Equity contracts	19	23	5	-	-	47
Credit contracts	-	21	174	-	-	195
Other contracts	-	-	6	-	-	6
Counterparty netting and cash collateral	-	-	-	(2,080)	(303)	(2,383)
Total derivative liabilities	21	3,281	201	(2,080)	(303)	1,120
Long-term debt	-	2,303	-	-	-	2,303
Other liabilities	90	22	-	-	-	112
Total	$111	$5,606	$6,266	$(2,080)	$(303)	$9,600

16 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

December 31, 2018				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$53	$3,207	$-	$-	$-	$3,260
Obligations of states, municipalities and political subdivisions	-	14,001	2,000	-	-	16,001
Non-U.S. governments	69	14,445	11	-	-	14,525
Corporate debt	-	129,836	864	-	-	130,700
RMBS	-	20,178	14,199	-	-	34,377
CMBS	-	11,784	917	-	-	12,701
CDO/ABS	-	8,725	9,102	-	-	17,827
Total bonds available for sale	122	202,176	27,093	-	-	229,391
Other bond securities:
U.S. government and government sponsored entities	11	2,654	-	-	-	2,665
Non-U.S. governments	-	45	-	-	-	45
Corporate debt	-	1,671	-	-	-	1,671
RMBS	-	424	1,290	-	-	1,714
CMBS	-	311	77	-	-	388
CDO/ABS	-	454	4,478	-	-	4,932
Total other bond securities	11	5,559	5,845	-	-	11,415
Equity securities	1,213	13	27	-	-	1,253
Other invested assets(b)	-	341	587	-	-	928
Derivative assets:
Interest rate contracts	2	2,888	-	-	-	2,890
Foreign exchange contracts	-	1,159	5	-	-	1,164
Equity contracts	133	190	75	-	-	398
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	15	-	-	15
Counterparty netting and cash collateral	-	-	-	(1,713)	(1,840)	(3,553)
Total derivative assets	135	4,237	96	(1,713)	(1,840)	915
Short-term investments	2,416	599	-	-	-	3,015
Separate account assets	77,202	4,645	-	-	-	81,847
Other assets	-	-	58	-	-	58
Total	$81,099	$217,570	$33,706	$(1,713)	$(1,840)	$328,822
Liabilities:
Policyholder contract deposits	$-	$-	$4,116	$-	$-	$4,116
Derivative liabilities:
Interest rate contracts	4	2,004	15	-	-	2,023
Foreign exchange contracts	-	858	-	-	-	858
Equity contracts	12	3	-	-	-	15
Credit contracts	-	8	228	-	-	236
Other contracts	-	-	6	-	-	6
Counterparty netting and cash collateral	-	-	-	(1,713)	(187)	(1,900)
Total derivative liabilities	16	2,873	249	(1,713)	(187)	1,238
Long-term debt	-	2,213	-	-	-	2,213
Other liabilities	16	11	-	-	-	27
Total	$32	$5,097	$4,365	$(1,713)	$(187)	$7,594

(a)Represents netting of derivative exposures covered by qualifying master netting agreements.

(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $5.2 billion and $5.0 billion as of June 30, 2019 and December 31, 2018, respectively.

AIG | Second Quarter 2019 Form 10-Q 17

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

There were no transfers of securities issued by non-U.S. government entities or securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2 in the three-month period ended June 30, 2019. During the six-month period ended June 30, 2019, we transferred $62 million of securities issued by non-U.S. government entities from Level 1 to Level 2, because they are no longer considered actively traded. For similar reasons, during the six-month period ended June 30, 2019, we transferred $51 million of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the three- and six-month periods ended June 30, 2019.

There were no transfers of securities issued by non-U.S. government entities from Level 1 to Level 2 in the three-month period ended June 30, 2018. During the six-month period ended June 30, 2018, we transferred $16 million of securities issued by non-U.S. government entities from Level 1 to Level 2, because they were no longer considered actively traded. For similar reasons, during the three- and six-month periods ended June 30, 2018, we transferred $490 million and $681 million, respectively, of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the three- and six-month periods ended June 30, 2018.

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and six-month periods ended June 30, 2019 and 2018 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2019 and 2018:

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended June 30, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,136	$-	$105	$62	$6	$(147)	$2,162	$-
Non-U.S. governments	3	(1)	-	-	-	-	2	-
Corporate debt	1,532	29	43	(99)	389	(73)	1,821	-
RMBS	14,045	182	137	(404)	44	(141)	13,863	-
CMBS	892	5	13	150	58	(15)	1,103	-
CDO/ABS	8,840	8	113	104	4	(7)	9,062	-
Total bonds available for sale	27,448	223	411	(187)	501	(383)	28,013	-
Other bond securities:
Corporate debt	-	-	-	-	-	-	-	-
RMBS	1,266	43	-	(479)	-	-	830	(19)
CMBS	84	-	-	14	-	(10)	88	1
CDO/ABS	4,249	116	-	(214)	-	(1)	4,150	76
Total other bond securities	5,599	159	-	(679)	-	(11)	5,068	58
Equity securities	26	-	-	9	-	-	35	3
Mortgage and other loans receivable	-	-	-	-	-	-	-	-
Other invested assets	591	18	1	(5)	-	-	605	18
Other assets	59	-	-	2	-	-	61	-
Total	$33,723	$400	$412	$(860)	$501	$(394)	$33,782	$79
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$4,878	$970	$-	$217	$-	$-	$6,065	$(832)
Derivative liabilities, net:
Interest rate contracts	15	2	-	(1)	-	-	16	(2)
Foreign exchange contracts	(1)	(5)	-	2	-	-	(4)	4
Equity contracts	(96)	(4)	-	(13)	-	-	(113)	4
Credit contracts	222	(24)	-	(25)	-	-	173	23
Other contracts	(8)	(16)	-	17	-	-	(7)	18
Total derivative liabilities, net(a)	132	(47)	-	(20)	-	-	65	47
Total	$5,010	$923	$-	$197	$-	$-	$6,130	$(785)
18 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Six Months Ended June 30, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,000	$(1)	$202	$86	$35	$(160)	$2,162	$-
Non-U.S. governments	11	(1)	-	(4)	-	(4)	2	-
Corporate debt	864	26	81	(65)	1,043	(128)	1,821	-
RMBS	14,199	409	161	(816)	67	(157)	13,863	-
CMBS	917	6	30	296	58	(204)	1,103	-
CDO/ABS	9,102	12	167	59	96	(374)	9,062	-
Total bonds available for sale	27,093	451	641	(444)	1,299	(1,027)	28,013	-
Other bond securities:
Corporate debt	-	-	-	-	-	-	-	-
RMBS	1,290	60	-	(520)	-	-	830	(19)
CMBS	77	4	-	17	-	(10)	88	4
CDO/ABS	4,478	184	-	(415)	-	(97)	4,150	100
Total other bond securities	5,845	248	-	(918)	-	(107)	5,068	85
Equity securities	27	-	-	9	-	(1)	35	3
Mortgage and other loans receivable	-	-	-	-	-	-	-	-
Other invested assets	587	18	1	(1)	-	-	605	19
Other assets	58	-	-	3	-	-	61	-
Total	$33,610	$717	$642	$(1,351)	$1,299	$(1,135)	$33,782	$107
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$4,116	$1,539	$-	$410	$-	$-	$6,065	$(1,352)
Derivative liabilities, net:
Interest rate contracts	15	3	-	(2)	-	-	16	(3)
Foreign exchange contracts	(5)	(10)	-	11	-	-	(4)	4
Equity contracts	(75)	(20)	-	(18)	-	-	(113)	32
Credit contracts	227	(27)	-	(27)	-	-	173	27
Other contracts	(9)	(33)	-	35	-	-	(7)	35
Total derivative liabilities, net(a)	153	(87)	-	(1)	-	-	65	95
Total	$4,269	$1,452	$-	$409	$-	$-	$6,130	$(1,257)

AIG | Second Quarter 2019 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended June 30, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,261	$-	$(40)	$(29)	$-	$(136)	$2,056	$-
Non-U.S. governments	9	(1)	2	(5)	-	(5)	-	-
Corporate debt	1,871	(8)	(7)	(394)	3	(581)	884	-
RMBS	15,839	153	(5)	(616)	8	(2)	15,377	-
CMBS	584	(2)	(4)	(7)	47	(13)	605	-
CDO/ABS	7,846	8	3	56	-	(1,057)	6,856	-
Total bonds available for sale	28,410	150	(51)	(995)	58	(1,794)	25,778	-
Other bond securities:
Corporate debt	19	(1)	-	-	-	-	18	-
RMBS	1,427	16	-	(105)	-	-	1,338	151
CMBS	73	(2)	-	-	-	-	71	4
CDO/ABS	4,776	118	-	(253)	-	-	4,641	204
Total other bond securities	6,295	131	-	(358)	-	-	6,068	359
Equity securities	3	(3)	-	-	-	-	-	-
Mortgage and other loans receivable	-	-	-	-	-	-	-	-
Other invested assets	292	29	-	78	-	-	399	-
Total	$35,000	$307	$(51)	$(1,275)	$58	$(1,794)	$32,245	$359
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,696	$(238)	$-	$76	$-	$-	$3,534	$298
Derivative liabilities, net:
Interest rate contracts	17	(1)	-	(2)	-	-	14	1
Foreign exchange contracts	1	6	-	(2)	-	-	5	(4)
Equity contracts	(78)	5	-	(8)	-	2	(79)	(5)
Credit contracts	250	(4)	-	-	-	-	246	3
Other contracts	(12)	(15)	-	17	-	-	(10)	18
Total derivative liabilities, net(a)	178	(9)	-	5	-	2	176	13
Total	$3,874	$(247)	$-	$81	$-	$2	$3,710	$311

20 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Six Months Ended June 30, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,404	$1	$(115)	$(98)	$-	$(136)	$2,056	$-
Non-U.S. governments	8	(5)	6	(4)	-	(5)	-	-
Corporate debt	1,173	(65)	3	(146)	568	(649)	884	-
RMBS	16,136	419	-	(1,152)	8	(34)	15,377	-
CMBS	624	4	(21)	(30)	47	(19)	605	-
CDO/ABS	8,651	16	(85)	(654)	-	(1,072)	6,856	-
Total bonds available for sale	28,996	370	(212)	(2,084)	623	(1,915)	25,778	-
Other bond securities:
Corporate debt	18	-	-	-	-	-	18	1
RMBS	1,464	55	-	(181)	-	-	1,338	153
CMBS	74	(3)	-	(1)	1	-	71	4
CDO/ABS	4,956	207	-	(513)	-	(9)	4,641	208
Total other bond securities	6,512	259	-	(695)	1	(9)	6,068	366
Equity securities	-	(3)	-	3	-	-	-	-
Mortgage and other loans receivable	5	-	-	(5)	-	-	-	-
Other invested assets	250	52	1	96	-	-	399	25
Total	$35,763	$678	$(211)	$(2,685)	$624	$(1,924)	$32,245	$391
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$4,136	$(744)	$-	$142	$-	$-	$3,534	$902
Derivative liabilities, net:
Interest rate contracts	22	(4)	-	(4)	-	-	14	4
Foreign exchange contracts	-	(4)	-	9	-	-	5	(3)
Equity contracts	(82)	9	-	(8)	-	2	(79)	(9)
Credit contracts	262	(14)	-	(2)	-	-	246	13
Other contracts	(15)	(32)	-	37	-	-	(10)	35
Total derivative liabilities, net(a)	187	(45)	-	32	-	2	176	40
Total	$4,323	$(789)	$-	$174	$-	$2	$3,710	$942

(a)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

AIG | Second Quarter 2019 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended June 30, 2019
Assets:
Bonds available for sale	$245	$(22)	$-	$223
Other bond securities	109	50	-	159
Equity securities	-	-	-	-
Other invested assets	18	-	-	18
Six Months Ended June 30, 2019
Assets:
Bonds available for sale	$487	$(36)	$-	$451
Other bond securities	196	52	-	248
Equity securities	-	-	-	-
Other invested assets	18	-	-	18
Three Months Ended June 30, 2018
Assets:
Bonds available for sale	$200	$(50)	$-	$150
Other bond securities	34	-	97	131
Equity securities	(3)	-	-	(3)
Other invested assets	32	-	(3)	29
Six Months Ended June 30, 2018
Assets:
Bonds available for sale	$482	$(112)	$-	$370
Other bond securities	57	(4)	206	259
Equity securities	(3)	-	-	(3)
Other invested assets	57	-	(5)	52

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
Three Months Ended June 30, 2019
Liabilities:
Policyholder contract deposits	$-	$970	$-	$970
Derivative liabilities, net	-	(29)	(18)	(47)
Six Months Ended June 30, 2019
Liabilities:
Policyholder contract deposits	$-	$1,539	$-	$1,539
Derivative liabilities, net	-	(53)	(34)	(87)
Three Months Ended June 30, 2018
Liabilities:
Policyholder contract deposits	$-	$(238)	$-	$(238)
Derivative liabilities, net	-	(3)	(6)	(9)
Six Months Ended June 30, 2018
Liabilities:
Policyholder contract deposits	$-	$(744)	$-	$(744)
Derivative liabilities, net	-	(2)	(43)	(45)

22 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three- and six-month periods ended June 30, 2019 and 2018 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Three Months Ended June 30, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$87	$(1)	$(24)	$62
Non-U.S. governments	-	-	-	-
Corporate debt	8	(1)	(106)	(99)
RMBS	300	-	(704)	(404)
CMBS	179	-	(29)	150
CDO/ABS	972	(154)	(714)	104
Total bonds available for sale	1,546	(156)	(1,577)	(187)
Other bond securities:
RMBS	-	(437)	(42)	(479)
CMBS	14	-	-	14
CDO/ABS	-	-	(214)	(214)
Total other bond securities	14	(437)	(256)	(679)
Equity securities	9	-	-	9
Mortgage and other loans receivable	-	-	-	-
Other invested assets	39	-	(44)	(5)
Other assets	-	-	2	2
Total assets	$1,608	$(593)	$(1,875)	$(860)
Liabilities:
Policyholder contract deposits	$-	$203	$14	$217
Derivative liabilities, net	(9)	-	(11)	(20)
Total liabilities	$(9)	$203	$3	$197
Three Months Ended June 30, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$9	$-	$(38)	$(29)
Non-U.S. governments	-	-	(5)	(5)
Corporate debt	1	(213)	(182)	(394)
RMBS	274	(5)	(885)	(616)
CMBS	-	-	(7)	(7)
CDO/ABS	475	(62)	(357)	56
Total bonds available for sale	759	(280)	(1,474)	(995)
Other bond securities:
RMBS	-	(29)	(76)	(105)
CMBS	-	-	-	-
CDO/ABS	-	-	(253)	(253)
Total other bond securities	-	(29)	(329)	(358)
Equity securities	-	-	-	-
Mortgage and other loans receivable	-	-	-	-
Other invested assets	131	(29)	(24)	78
Total assets	$890	$(338)	$(1,827)	$(1,275)
Liabilities:
Policyholder contract deposits	$-	$131	$(55)	$76
Derivative liabilities, net	(12)	-	17	5
Total liabilities	$(12)	$131	$(38)	$81
AIG | Second Quarter 2019 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Six Months Ended June 30, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$134	$(16)	$(32)	$86
Non-U.S. governments	-	-	(4)	(4)
Corporate debt	57	(1)	(121)	(65)
RMBS	607	(26)	(1,397)	(816)
CMBS	363	-	(67)	296
CDO/ABS	1,170	(310)	(801)	59
Total bonds available for sale	2,331	(353)	(2,422)	(444)
Other bond securities:
RMBS	-	(437)	(83)	(520)
CMBS	18	-	(1)	17
CDO/ABS	-	-	(415)	(415)
Total other bond securities	18	(437)	(499)	(918)
Equity securities	9	-	-	9
Mortgage and other loans receivable	-	-	-	-
Other invested assets	43	-	(44)	(1)
Other assets	-	-	3	3
Total assets	$2,401	$(790)	$(2,962)	$(1,351)
Liabilities:
Policyholder contract deposits	$-	$376	$34	$410
Derivative liabilities, net	(22)	-	21	(1)
Total liabilities	$(22)	$376	$55	$409
Six Months Ended June 30, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$24	$-	$(122)	$(98)
Non-U.S. governments	2	-	(6)	(4)
Corporate debt	255	(216)	(185)	(146)
RMBS	507	(10)	(1,649)	(1,152)
CMBS	12	-	(42)	(30)
CDO/ABS	970	(913)	(711)	(654)
Total bonds available for sale	1,770	(1,139)	(2,715)	(2,084)
Other bond securities:
RMBS	1	(34)	(148)	(181)
CMBS	-	-	(1)	(1)
CDO/ABS	-	(4)	(509)	(513)
Total other bond securities	1	(38)	(658)	(695)
Equity securities	3	-	-	3
Mortgage and other loans receivable	-	(5)	-	(5)
Other invested assets	153	(29)	(28)	96
Total assets	$1,927	$(1,211)	$(3,401)	$(2,685)
Liabilities:
Policyholder contract deposits	$-	$243	$(101)	$142
Derivative liabilities, net	(19)	-	51	32
Total liabilities	$(19)	$243	$(50)	$174

(a)There were no issuances during the three- and six-month periods ended June 30, 2019 and 2018.

24 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2019 and 2018 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above excludes $15 million of net gains and $40 million of net losses related to assets and liabilities transferred into Level 3 during the three- and six-month periods ended June 30, 2019, respectively, and includes $5 million and $4 million of net gains related to assets and liabilities transferred out of Level 3 during the three- and six-month periods ended June 30, 2019, respectively.

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

Transfers of Level 3 Assets

During the three- and six-month periods ended June 30, 2019 and 2018, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

During the three- and six-month periods ended June 30, 2019 and 2018, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and six-month periods ended June 30, 2019 and 2018.

AIG | Second Quarter 2019 Form 10-Q 25

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

	Fair Value at
	June 30,	Valuation		Range
(in millions)	2019	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,631	Discounted cash flow	Yield	3.27% - 4.22% (3.74%)

Corporate debt	1,166	Discounted cash flow	Yield	3.34% - 8.21% (5.78%)

RMBS(a)	12,792	Discounted cash flow	Constant prepayment rate	3.62% - 12.16% (7.89%)
			Loss severity	37.29% - 75.60% (56.44%)
			Constant default rate	1.84% - 6.75% (4.29%)
			Yield	2.50% - 4.53% (3.52%)

CDO/ABS(a)	5,969	Discounted cash flow	Yield	2.85% - 4.49% (3.67%)

CMBS	510	Discounted cash flow	Yield	2.91% - 5.09% (4.00%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

Guaranteed minimum withdrawal benefits (GMWB)	2,563	Discounted cash flow	Equity volatility	6.15% - 48.75%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 180.00%
			Mortality multiplier(c)	40.00% - 153.00%
			Utilization	90.00% - 100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	2,973	Discounted cash flow	Lapse rate	0.50% - 40.00%
			Mortality multiplier(c)	42.00% - 162.00%
			Option Budget	1.00% - 4.00%

Indexed Life	504	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%

26 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2018	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,473	Discounted cash flow	Yield	3.91% - 5.00% (4.46%)

Corporate debt	445	Discounted cash flow	Yield	4.35% - 5.99% (5.17%)

RMBS(a)	13,608	Discounted cash flow	Constant prepayment rate	4.58% - 14.00% (9.29%)
			Loss severity	39.66% - 74.40% (57.03%)
			Constant default rate	2.46% - 7.39% (4.92%)
			Yield	3.31% - 5.50% (4.40%)

CDO/ABS(a)	5,461	Discounted cash flow	Yield	3.65% - 5.10% (4.37%)

CMBS	447	Discounted cash flow	Yield	3.29% - 6.07% (4.68%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

GMWB	1,943	Discounted cash flow	Equity volatility	6.05% - 47.65%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 180.00%
			Mortality multiplier(c)	40.00% - 153.00%
			Utilization	90.00% - 100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	1,778	Discounted cash flow	Lapse rate	0.50% - 40.00%
			Mortality multiplier(c)	42.00% - 162.00%
			Option Budget	1.00% - 3.00%

Indexed Life	374	Discounted cash flow	Base lapse rate	0.00% - 13.00%
			Mortality rate	0.00% - 100.00%

(a)Information received from third-party valuation service providers. The ranges of the unobservable inputs for constant prepayment rate, loss severity and constant default rate relate to each of the individual underlying mortgage loans that comprise the entire portfolio of securities in the RMBS and CDO securitization vehicles and not necessarily to the securitization vehicle bonds (tranches) purchased by us. The ranges of these inputs do not directly correlate to changes in the fair values of the tranches purchased by us, because there are other factors relevant to the fair values of specific tranches owned by us including, but not limited to, purchase price, position in the waterfall, senior versus subordinated position and attachment points.

(b)Represents discount rates, estimates and assumptions that we believe would be used by market participants when valuing these assets and liabilities.

(c)Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table.

The ranges of reported inputs for Obligations of states, municipalities and political subdivisions, Corporate debt, RMBS, CDO/ABS, and CMBS valued using a discounted cash flow technique consist of one standard deviation in either direction from the value-weighted average. The preceding table does not give effect to our risk management practices that might offset risks inherent in these Level 3 assets and liabilities.

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

AIG | Second Quarter 2019 Form 10-Q 27

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

Embedded derivatives within Policyholder contract deposits

Embedded derivatives reported within Policyholder contract deposits include GMWB within variable annuity products and interest crediting rates based on market indices within index annuities, indexed life and GICs. For any given contract, assumptions for unobservable inputs vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. The following unobservable inputs are used for valuing embedded derivatives measured at fair value:

•Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. Increases in assumed volatility will generally increase the fair value of both the projected cash flows from rider fees as well as the projected cash flows related to benefit payments. Therefore, the net change in the fair value of the liability may be either a decrease or an increase, depending on the relative changes in projected rider fees and projected benefit payments.

•Equity / interest rate correlation estimates the relationship between changes in equity returns and interest rates in the economic scenario generator used to value our GMWB embedded derivatives. In general, a higher positive correlation assumes that equity markets and interest rates move in a more correlated fashion, which generally increases the fair value of the liability.

•Base lapse rate assumptions are determined by company experience and are adjusted at the contract level using a dynamic lapse function, which reduces the base lapse rate when the contract is in-the-money (when the contract holder’s guaranteed value, as estimated by the company, is worth more than their underlying account value). Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. Increases in assumed lapse rates will generally decrease the fair value of the liability, as fewer policyholders would persist to collect guaranteed withdrawal amounts.

•Mortality rate assumptions, which vary by age and gender, are based on company experience and include a mortality improvement assumption. Increases in assumed mortality rates will decrease the fair value of the liability, while lower mortality rate assumptions will generally increase the fair value of the liability, because guaranteed payments will be made for a longer period of time.

28 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

•Utilization assumptions estimate the timing when policyholders with a GMWB will elect to utilize their benefit and begin taking withdrawals. The assumptions may vary by the type of guarantee, tax-qualified status, the contract’s withdrawal history and the age of the policyholder. Utilization assumptions are based on company experience, which includes partial withdrawal behavior. Increases in assumed utilization rates will generally increase the fair value of the liability.

•Option budget estimates the expected long-term cost of options used to hedge exposures associated with equity price changes. The level of option budgets determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.

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

		June 30, 2019		December 31, 2018
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,063	$1,435	$847	$1,327

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	235	276	190	83

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	100	129	126	127

Growth Equity	Funds that make investments in established companies for the purpose of growing their businesses	373	77	362	28

Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	349	239	211	75

Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	570	269	514	307
Total private equity funds		2,690	2,425	2,250	1,947
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	778	-	787	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	736	-	863	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	847	-	887	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	1	-	21	8

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	158	1	158	1
Total hedge funds		2,520	1	2,716	9
Total		$5,210	$2,426	$4,966	$1,956

AIG | Second Quarter 2019 Form 10-Q 29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments. At June 30, 2019, assuming average original expected lives of 10 years for the funds, 18 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 40 percent between four and six years and 42 percent between seven and 10 years.

The hedge fund investments included above, which are carried at fair value, are generally redeemable monthly (38 percent), quarterly (26 percent), semi-annually (11 percent) and annually (25 percent), with redemption notices ranging from one day to 180 days. At June 30, 2019, investments representing approximately 56 percent of the total fair value of these hedge fund investments had partial contractual redemption restrictions. These partial redemption restrictions are generally related to one or more investments held in the hedge funds that the fund manager deemed to be illiquid. The majority of these contractual restrictions, which may have been put in place at the fund’s inception or thereafter, have pre-defined end dates. The majority of these restrictions are generally expected to be lifted by the end of 2019.

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,

(in millions)	2019	2018	2019	2018
Assets:
Bond and equity securities	$283	$129	$638	$152
Alternative investments(a)	151	96	381	224
Liabilities:
Long-term debt(b)	(93)	16	(153)	68
Total gain	$341	$241	$866	$444

(a)Includes certain hedge funds, private equity funds and other investment partnerships.

(b)Includes GIAs, notes, bonds and mortgages payable.

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

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	June 30, 2019			December 31, 2018
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Liabilities:
Long-term debt*	$2,303	$1,703	$600	$2,213	$1,653	$560

*Includes GIAs, notes, bonds, loans and mortgages payable.

30 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Level 1	Level 2	Level 3	Total	2019	2018	2019	2018
June 30, 2019
Other investments	$-	$-	$259	$259	$17	$61	$58	$89
Other assets	-	-	1	1	9	1	17	1
Total	$-	$-	$260	$260	$26	$62	$75	$90
December 31, 2018
Other investments	$-	$-	$315	$315
Other assets	-	-	11	11
Total	$-	$-	$326	$326

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
June 30, 2019
Assets:
Mortgage and other loans receivable	$-	$104	$45,314	$45,418	$43,556
Other invested assets	-	670	6	676	677
Short-term investments	-	9,566	-	9,566	9,566
Cash	2,935	-	-	2,935	2,935
Other assets	213	19	-	232	232
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	342	129,787	130,129	124,133
Other liabilities	-	2,394	-	2,394	2,394
Long-term debt	-	26,782	8,940	35,722	33,988
December 31, 2018
Assets:
Mortgage and other loans receivable	$-	$105	$43,522	$43,627	$43,135
Other invested assets	-	731	6	737	737
Short-term investments	-	6,659	-	6,659	6,659
Cash	2,873	-	-	2,873	2,873
Other assets	308	35	-	343	343
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	339	121,035	121,374	120,602
Other liabilities	-	1,154	-	1,154	1,154
Long-term debt	-	22,822	8,775	31,597	32,327

AIG | Second Quarter 2019 Form 10-Q 31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

6. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
June 30, 2019
Bonds available for sale:
U.S. government and government sponsored entities	$3,978	$253	$(3)	$4,228	$-
Obligations of states, municipalities and political subdivisions	14,600	1,365	(19)	15,946	-
Non-U.S. governments	14,690	800	(90)	15,400	-
Corporate debt	135,357	10,030	(827)	144,560	4
Mortgage-backed, asset-backed and collateralized:
RMBS	30,064	3,199	(87)	33,176	1,238
CMBS	13,074	579	(29)	13,624	31
CDO/ABS	18,299	413	(85)	18,627	18
Total mortgage-backed, asset-backed and collateralized	61,437	4,191	(201)	65,427	1,287
Total bonds available for sale(b)	$230,062	$16,639	$(1,140)	$245,561	$1,291
December 31, 2018
Bonds available for sale:
U.S. government and government sponsored entities	$3,170	$132	$(42)	$3,260	$-
Obligations of states, municipalities and political subdivisions	15,421	701	(121)	16,001	4
Non-U.S. governments	14,376	451	(302)	14,525	-
Corporate debt	130,436	3,911	(3,647)	130,700	4
Mortgage-backed, asset-backed and collateralized:
RMBS	31,940	2,754	(317)	34,377	1,155
CMBS	12,673	242	(214)	12,701	31
CDO/ABS	17,764	228	(165)	17,827	17
Total mortgage-backed, asset-backed and collateralized	62,377	3,224	(696)	64,905	1,203
Total bonds available for sale(b)	$225,780	$8,419	$(4,808)	$229,391	$1,211

(a) Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

(b) At both June 30, 2019 and December 31, 2018, bonds available for sale held by us that were below investment grade or not rated totaled $28.8 billion.

32 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
June 30, 2019
Bonds available for sale:
U.S. government and government sponsored entities	$219	$1	$267	$2	$486	$3
Obligations of states, municipalities and political
subdivisions	63	1	492	18	555	19
Non-U.S. governments	1,112	34	805	56	1,917	90
Corporate debt	9,361	477	8,162	350	17,523	827
RMBS	3,483	35	2,578	52	6,061	87
CMBS	724	7	960	22	1,684	29
CDO/ABS	5,438	54	2,123	31	7,561	85
Total bonds available for sale	$20,400	$609	$15,387	$531	$35,787	$1,140
December 31, 2018
Bonds available for sale:
U.S. government and government sponsored entities	$574	$13	$873	$29	$1,447	$42
Obligations of states, municipalities and political
subdivisions	1,965	51	1,530	70	3,495	121
Non-U.S. governments	3,851	149	2,422	153	6,273	302
Corporate debt	47,364	2,181	20,056	1,466	67,420	3,647
RMBS	5,231	94	5,641	223	10,872	317
CMBS	2,646	47	4,264	167	6,910	214
CDO/ABS	9,169	144	1,324	21	10,493	165
Total bonds available for sale	$70,800	$2,679	$36,110	$2,129	$106,910	$4,808

At June 30, 2019, we held 6,332 individual fixed maturity securities that were in an unrealized loss position, of which 2,452 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2019 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

AIG | Second Quarter 2019 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2019
Due in one year or less	$11,150	$11,362	$1,918	$1,890
Due after one year through five years	45,645	46,989	6,616	6,393
Due after five years through ten years	42,945	45,229	5,914	5,728
Due after ten years	68,885	76,554	6,972	6,470
Mortgage-backed, asset-backed and collateralized	61,437	65,427	15,507	15,306
Total	$230,062	$245,561	$36,927	$35,787
December 31, 2018
Due in one year or less	$9,539	$9,674	$2,322	$2,294
Due after one year through five years	47,400	47,905	17,382	16,844
Due after five years through ten years	42,363	42,045	27,724	26,517
Due after ten years	64,101	64,862	35,319	32,980
Mortgage-backed, asset-backed and collateralized	62,377	64,905	28,971	28,275
Total	$225,780	$229,391	$111,718	$106,910

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$173	$86	$100	$113	$266	$210	$170	$173
Equity securities	-	-	-	-	-	-	16	-
Total	$173	$86	$100	$113	$266	$210	$186	$173

For the three- and six-month periods ended June 30, 2019, the aggregate fair value of available for sale securities sold was $6.4 billion and $12.8 billion, respectively, which resulted in net realized capital gains of $87 million and $56 million, respectively.

For the three- and six-month periods ended June 30, 2018, the aggregate fair value of available for sale securities sold was $6.6 billion and $12.1 billion, respectively, which resulted in net realized capital gains (losses) of $(13) million and $13 million, respectively.

34 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	June 30, 2019		December 31, 2018
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$2,199	19%	$2,665	21%
Non-U.S. governments	56	-	45	-
Corporate debt	1,798	16	1,671	13
Mortgage-backed, asset-backed and collateralized:
RMBS	1,324	12	1,714	14
CMBS	418	4	388	3
CDO/ABS and other collateralized*	4,666	41	4,932	39
Total mortgage-backed, asset-backed and collateralized	6,408	57	7,034	56
Total fixed maturity securities	10,461	92	11,415	90
Equity securities	880	8	1,253	10
Total	$11,341	100%	$12,668	100%

*Includes $159 million and $178 million of U.S. government agency-backed ABS at June 30, 2019 and December 31, 2018, respectively.

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	June 30,	December 31,
(in millions)	2019	2018
Alternative investments(a) (b)	$8,760	$8,966
Investment real estate(c)	9,287	8,935
All other investments	1,407	1,440
Total	$19,454	$19,341

(a)At June 30, 2019, included hedge funds of $3.9 billion, private equity funds of $4.6 billion and affordable housing partnerships of $344 million. At December 31, 2018, included hedge funds of $4.2 billion, private equity funds of $4.3 billion and affordable housing partnerships of $438 million.

(b)At June 30, 2019, approximately 67 percent of our hedge fund portfolio is available for redemption in 2019. The remaining 33 percent will be available for redemption between 2020 and 2027.

(c)Net of accumulated depreciation of $684 million and $598 million at June 30, 2019 and December 31, 2018, respectively.

Net Investment Income

The following table presents the components of Net investment income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Available for sale fixed maturity securities, including short-term investments	$2,701	$2,536	$5,354	$5,146
Other fixed maturity securities	281	(10)	608	(31)
Equity securities	(22)	3	57	(29)
Interest on mortgage and other loans	518	447	1,016	897
Alternative investments(a)	345	171	764	508
Real estate	62	30	131	61
Other investments	(8)	14	(60)	24
Total investment income	3,877	3,191	7,870	6,576
Investment expenses	132	126	246	250
Net investment income	$3,745	$3,065	$7,624	$6,326

(a)Includes income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

AIG | Second Quarter 2019 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Sales of fixed maturity securities	$87	$(13)	$56	$(3)
Sales of equity securities	-	-	-	16
Other-than-temporary impairments:
Change in intent	-	-	(3)	(49)
Foreign currency declines	(3)	(6)	(9)	(12)
Issuer-specific credit events	(25)	(30)	(96)	(62)
Adverse projected cash flows	(2)	-	(5)	-
Provision for loan losses	14	(26)	(10)	(50)
Foreign exchange transactions	(2)	(187)	(39)	(134)
Variable annuity embedded derivatives, net of related hedges	(40)	36	(301)	183
All other derivatives and hedge accounting	207	375	135	150
Other	168	16	230	107
Net realized capital gains (losses)	$404	$165	$(42)	$146

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$5,906	$(2,969)	$11,888	$(7,938)
Other investments	1	(3)	(68)	(28)
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$5,907	$(2,972)	$11,820	$(7,966)

The following table summarizes the unrealized gains and losses recognized in Net Investment Income during the reporting period on equity securities still held at the reporting date:

Three Months Ended June 30,	2019			2018
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains and losses recognized during the period on equity securities	$(22)	$271	$249	$3	$122	$125
Less: Net gains and losses recognized during the period on equity
securities sold during the period	(7)	146	139	14	28	42
Unrealized gains and losses recognized during the reporting
period on equity securities still held at the reporting date	$(15)	$125	$110	$(11)	$94	$83

Six Months Ended June 30,	2019			2018
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains and losses recognized during the period on equity securities	$57	$510	$567	$(28)	$314	$286
Less: Net gains and losses recognized during the period on equity
securities sold during the period	12	156	168	6	27	33
Unrealized gains and losses recognized during the reporting
period on equity securities still held at the reporting date	$45	$354	$399	$(34)	$287	$253

36 AIG | Second Quarter 2019 Form 10-Q

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

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Balance, beginning of period	$53	$358	$-	$526
Increases due to:
Credit impairments on new securities subject to impairment losses	27	3	95	17
Additional credit impairments on previously impaired securities	-	28	6	45
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(38)	(80)	(59)	(131)
Accretion on securities previously impaired due to credit*	(8)	(121)	(8)	(269)
Balance, end of period	$34	$188	$34	$188

*Represents both accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities and the accretion due to the passage of time.

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$36,306
Cash flows expected to be collected*	29,786
Recorded investment in acquired securities	20,097

*Represents undiscounted expected cash flows, including both principal and interest.

AIG | Second Quarter 2019 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

(in millions)	June 30, 2019	December 31, 2018
Outstanding principal balance	$11,576	$12,495
Amortized cost	7,879	8,646
Fair value	9,639	10,280

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Balance, beginning of period	$6,801	$7,601	$7,210	$7,501
Newly purchased PCI securities	1	4	13	27
Accretion	(151)	(190)	(323)	(377)
Effect of changes in interest rate indices	(266)	(32)	(400)	174
Net reclassification from (to) non-accretable difference,
including effects of prepayments	17	78	(98)	136
Balance, end of period	$6,402	$7,461	$6,402	$7,461

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	June 30, 2019	December 31, 2018
Fixed maturity securities available for sale	$2,216	$1,050
Other bond securities, at fair value	$122	$122

At June 30, 2019 and December 31, 2018, amounts borrowed under repurchase and securities lending agreements totaled $2.4 billion and $1.2 billion, respectively.

38 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
June 30, 2019
Bonds available for sale:
Non-U.S. governments	$57	$11	$-	$-	$-	$68
Corporate debt	56	189	5	-	-	250
Other bond securities:
U.S. government and government sponsored entities	22	-	-	-	-	22
Non-U.S. governments	-	-	3	-	-	3
Corporate debt	-	33	64	-	-	97
Total	$135	$233	$72	$-	$-	$440

December 31, 2018
Bonds available for sale:
Non-U.S. governments	$25	$35	$-	$-	$-	$60
Corporate debt	51	55	-	-	-	106
Other bond securities:
U.S. government and government sponsored entities	11	-	-	-	-	11
Non-U.S. governments	-	3	-	-	-	3
Corporate debt	17	38	53	-	-	108
Total	$104	$131	$53	$-	$-	$288

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
June 30, 2019
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$-	$-	$-	$-
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	444	707	747	-	1,898
Total	$-	$444	$707	$747	$-	$1,898

December 31, 2018
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$50	$130	$-	$-	$180
Non-U.S. governments	-	21	8	-	-	29
Corporate debt	-	330	345	-	-	675
Total	$-	$401	$483	$-	$-	$884

AIG | Second Quarter 2019 Form 10-Q 39

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	June 30, 2019	December 31, 2018
Securities collateral pledged to us	$2,587	$426
Amount sold or repledged by us	121	106

At June 30, 2019 and December 31, 2018, amounts loaned under reverse repurchase agreements totaled $2.7 billion and $426 million, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $8.2 billion and $7.9 billion at June 30, 2019 and December 31, 2018, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $191 million and $202 million of stock in FHLBs at June 30, 2019 and December 31, 2018, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.6 billion and $2.1 billion, respectively, at June 30, 2019 and $4.2 billion and $2.1 billion, respectively, at December 31, 2018.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.5 billion and $1.6 billion at June 30, 2019 and December 31, 2018, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $285 million and $273 million, comprised of bonds available for sale and short term investments at June 30, 2019 and December 31, 2018, respectively.

40 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

7. Lending Activities

The following table presents the composition of Mortgage and other loans receivable, net:

	June 30,	December 31,
(in millions)	2019	2018
Commercial mortgages*	$33,437	$32,882
Residential mortgages	6,324	6,532
Life insurance policy loans	2,108	2,147
Commercial loans, other loans and notes receivable	2,094	1,971
Total mortgage and other loans receivable	43,963	43,532
Allowance for credit losses	(407)	(397)
Mortgage and other loans receivable, net	$43,556	$43,135

*Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 23 percent and 10 percent, respectively, at June 30, 2019, and 22 percent and 11 percent, respectively, at December 31, 2018).

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
June 30, 2019
Loan-to-Value Ratios(b)
Less than 65%	$19,243	$2,054	$245	$21,542
65% to 75%	9,720	564	214	10,498
76% to 80%	975	19	3	997
Greater than 80%	201	88	111	400
Total commercial mortgages	$30,139	$2,725	$573	$33,437

December 31, 2018
Loan-to-Value Ratios(b)
Less than 65%	$19,204	$2,543	$250	$21,997
65% to 75%	9,060	300	203	9,563
76% to 80%	476	20	15	511
Greater than 80%	596	103	112	811
Total commercial mortgages	$29,336	$2,966	$580	$32,882

(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X for both periods ended June 30, 2019 and December 31, 2018.

(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 58 percent for both periods ended June 30, 2019, and December 31, 2018.

AIG | Second Quarter 2019 Form 10-Q 41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
June 30, 2019
Credit Quality Performance
Indicator:
In good standing	743	$12,012	$9,790	$5,505	$2,973	$2,462	$568	$33,310	100%
Restructured(a)	2	-	92	-	-	15	-	107	-
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	1	-	20	-	-	-	-	20	-
Total(b)	746	$12,012	$9,902	$5,505	$2,973	$2,477	$568	$33,437	100%
Allowance for credit losses:
Specific		$-	$6	$1	$-	$1	$-	$8	-%
General		109	103	52	12	20	6	302	1
Total allowance for credit losses		$109	$109	$53	$12	$21	$6	$310	1%
December 31, 2018
Credit Quality Performance
Indicator:
In good standing	762	$11,190	$9,774	$5,645	$3,074	$2,507	$580	$32,770	100%
Restructured(a)	2	-	96	-	-	16	-	112	-
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	764	$11,190	$9,870	$5,645	$3,074	$2,523	$580	$32,882	100%
Allowance for credit losses:
Specific		$-	$2	$-	$-	$1	$-	$3	-%
General		122	104	51	13	19	6	315	1
Total allowance for credit losses		$122	$106	$51	$13	$20	$6	$318	1%

(a)Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings see Note 7 to the Consolidated Financial Statements in the 2018 Annual Report.

(b)Does not reflect allowance for credit losses.

(c)Our commercial mortgage loan portfolio is current as to payments of principal and interest, for both periods presented. There were no significant amounts of nonperforming commercial mortgages (defined as those loans where payment of contractual principal or interest is more than 90 days past due) during any of the periods presented.

Allowance for Credit Losses

For a discussion of our accounting policy for evaluating Mortgage and other loans receivable for impairment see Note 7 to the Consolidated Financial Statements in the 2018 Annual Report.

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

Six Months Ended June 30,	2019				2018
	Commercial		Other		Commercial		Other
(in millions)	Mortgages		Loans	Total	Mortgages		Loans	Total
Allowance, beginning of year	$318		$79	$397	$247		$75	$322
Loans charged off	-		-	-	(16)		-	(16)
Recoveries of loans previously charged off	-		-	-	-		-	-
Net charge-offs	-		-	-	(16)		-	(16)
Provision for loan losses	(8)		18	10	51		(1)	50
Allowance, end of period	$310	*	$97	$407	$282	*	$74	$356

*Of the total allowance, $8 million and $5 million relate to individually assessed credit losses on $173 million and $60 million of commercial mortgages at June 30, 2019 and 2018, respectively.

There were no loans modified in troubled debt restructurings during the six-month periods ended June 30, 2019, and June 30, 2018.

42 AIG | Second Quarter 2019 Form 10-Q

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

	Real Estate and		Affordable
	Investment	Securitization	Housing
(in millions)	Entities(d)	Vehicles(e)	Partnerships	Other	Total
June 30, 2019
Assets:
Bonds available for sale	$-	$7,786	$-	$-	$7,786
Other bond securities	-	3,709	-	2	3,711
Mortgage and other loans receivable	-	3,767	-	-	3,767
Other invested assets	5,607	-	3,625	26	9,258
Other(a)	510	1,870	490	72	2,942
Total assets(b)	$6,117	$17,132	$4,115	$100	$27,464
Liabilities:
Long-term debt	$2,884	$3,916	$2,153	$4	$8,957
Other(c)	237	216	204	24	681
Total liabilities	$3,121	$4,132	$2,357	$28	$9,638
December 31, 2018
Assets:
Bonds available for sale	$-	$7,662	$-	$-	$7,662
Other bond securities	-	3,923	-	2	3,925
Mortgage and other loans receivable	-	3,693	-	-	3,693
Other invested assets	5,212	-	3,142	24	8,378
Other(a)	580	1,581	394	70	2,625
Total assets(b)	$5,792	$16,859	$3,536	$96	$26,283
Liabilities:
Long-term debt	$2,577	$3,154	$1,834	$4	$7,569
Other(c)	227	165	159	24	575
Total liabilities	$2,804	$3,319	$1,993	$28	$8,144

(a) Comprised primarily of Short-term investments and Other assets at June 30, 2019 and December 31, 2018.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c) Comprised primarily of Other liabilities at June 30, 2019 and December 31, 2018.

(d) At June 30, 2019 and December 31, 2018, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $2.8 billion and $1.4 billion, respectively.

(e) At June 30, 2019 and December 31, 2018, $16.3 billion and $16.0 billion, respectively, of the total assets of consolidated securitization vehicles were owed to AIG Parent or its subsidiaries.
AIG | Second Quarter 2019 Form 10-Q 43

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
June 30, 2019
Real estate and investment entities(a)	$259,675	$6,454	$3,502		$9,956
Affordable housing partnerships	3,360	472	-		472
Other	5,330	333	-	(c)	333
Total	$268,365	$7,259	$3,502		$10,761
December 31, 2018
Real estate and investment entities(a)	$309,598	$6,820	$2,501		$9,321
Affordable housing partnerships	4,116	607	-		607
Other	2,813	284	1,222	(c)	1,506
Total	$316,527	$7,711	$3,723		$11,434

(a) Comprised primarily of hedge funds and private equity funds.

(b) At June 30, 2019 and December 31, 2018, $6.9 billion and $7.4 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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

Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium- and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and options) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, and foreign currency transactions. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities and economically hedge certain investments. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset.

In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, CDSs and purchases of investments with embedded derivatives, such as equity-linked notes and convertible bonds.

44 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2019				December 31, 2018
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$322	$2	$540	$10	$10	$-	$866	$19
Foreign exchange contracts	5,631	370	2,835	144	6,357	363	2,536	147
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	59,082	3,273	34,013	2,285	42,821	2,890	27,329	2,004
Foreign exchange contracts	10,460	896	7,630	816	11,134	801	5,434	711
Equity contracts	15,496	743	5,447	47	17,807	398	2,399	15
Credit contracts(b)	3	1	1,441	195	8	1	1,406	236
Other contracts(c)	40,579	13	58	6	39,070	15	58	6
Total derivatives, gross	$131,573	$5,298	$51,964	$3,503	$117,207	$4,468	$40,028	$3,138
Counterparty netting(d)		(2,080)		(2,080)		(1,713)		(1,713)
Cash collateral(e)		(2,315)		(303)		(1,840)		(187)
Total derivatives on condensed
consolidated balance sheets(f)		$903		$1,120		$915		$1,238

(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)As of June 30, 2019 and December 31, 2018, included CDSs on super senior multi-sector CDOs with a net notional amount of $448 million and $592 million (fair value liability of $163 million and $224 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio.

(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)Represents cash collateral posted and received that is eligible for netting.

(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both June 30, 2019 and December 31, 2018. Fair value of liabilities related to bifurcated embedded derivatives was $6.1 billion and $4.1 billion, respectively, at June 30, 2019 and December 31, 2018. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

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

Collateral posted by us to third parties for derivative transactions was $1.9 billion at June 30, 2019 and $1.7 billion at December 31, 2018. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.5 billion and $2.1 billion at June 30, 2019 and December 31, 2018, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

AIG | Second Quarter 2019 Form 10-Q 45

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three- and six-month periods ended June 30, 2019, we recognized gains (losses) of $(7) million and $57 million, respectively, and for the three- and six-month periods ended June 30, 2018, we recognized gains (losses) of $119 million and $(1) million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

46 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

Gains/(Losses) Recognized in Earnings for:
Hedging		Excluded	Hedged
(in millions)	Derivatives(a)	Components(b)	Items	Net Impact
Three Months Ended June 30, 2019
Interest rate contracts:
Realized capital gains/(losses)	$-	$-	$-	$-
Interest credited to policyholder account balances	9	-	(9)	-
Net investment income	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	58	57	(58)	57
Three Months Ended June 30, 2018
Interest rate contracts:
Realized capital gains/(losses)	$-	$-	$-	$-
Interest credited to policyholder account balances	-	-	-	-
Net investment income	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	199	37	(199)	37
Six Months Ended June 30, 2019
Interest rate contracts:
Realized capital gains/(losses)	$-	$-	$-	$-
Interest credited to policyholder account balances	14	-	(14)	-
Net investment income	(1)	-	1	-
Foreign exchange contracts:
Realized capital gains/(losses)	50	43	(50)	43
Six Months Ended June 30, 2018
Interest rate contracts:
Realized capital gains/(losses)	$(8)	$-	$9	$1
Interest credited to policyholder account balances	-	-	-	-
Net investment income	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	191	4	(191)	4

(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.

(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

AIG | Second Quarter 2019 Form 10-Q 47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
By Derivative Type:
Interest rate contracts	$615	$(224)	$974	$(622)
Foreign exchange contracts	231	391	203	252
Equity contracts	89	(114)	(119)	(187)
Credit contracts	17	1	9	12
Other contracts	18	17	34	34
Embedded derivatives	(832)	344	(1,281)	935
Total	$138	$415	$(180)	$424
By Classification:
Policy fees	$18	$17	$35	$34
Net investment income	(50)	1	(55)	(3)
Net realized capital gains (losses)	165	369	(169)	356
Other income	-	29	-	41
Policyholder benefits and claims incurred	5	(1)	9	(4)
Total	$138	$415	$(180)	$424

CREDIT RISK-RELATED CONTINGENT FEATURES

We estimate that at June 30, 2019, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $60 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $422 million and $423 million at June 30, 2019 and December 31, 2018, respectively. The aggregate fair value of assets posted as collateral under these contracts at June 30, 2019 and December 31, 2018, was approximately $471 million and $453 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $3.7 billion and $3.9 billion at June 30, 2019 and December 31, 2018, respectively. These securities have par amounts of $8.2 billion and $8.5 billion at June 30, 2019 and December 31, 2018, respectively, and have remaining stated maturity dates that extend to 2052.

48 AIG | Second Quarter 2019 Form 10-Q

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

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.0 billion and $12.3 billion at June 30, 2019 and December 31, 2018, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At June 30, 2019 and December 31, 2018, we held collateral of approximately $9.0 billion and $9.2 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements.

The following table presents the roll-forward of activity in Loss Reserves:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Liability for unpaid loss and loss adjustment expenses, beginning of period	$82,496	$78,098	$83,639	$78,393
Reinsurance recoverable	(31,784)	(27,211)	(31,690)	(26,708)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	50,712	50,887	51,949	51,685
Losses and loss adjustment expenses incurred:
Current year	4,795	4,452	9,600	9,130
Prior years, excluding discount and amortization of deferred gain	(132)	(26)	(147)	(65)
Prior years, discount charge (benefit)	244	9	741	(177)
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(56)	(69)	(142)	(108)
Total losses and loss adjustment expenses incurred	4,851	4,366	10,052	8,780
Losses and loss adjustment expenses paid:
Current year	(1,148)	(910)	(1,492)	(1,520)
Prior years	(4,562)	(4,635)	(10,682)	(9,414)
Total losses and loss adjustment expenses paid	(5,710)	(5,545)	(12,174)	(10,934)
Other changes:
Foreign exchange effect	(209)	(431)	7	(157)
Retroactive reinsurance adjustment (net of discount)(b)	80	30	(110)	(67)
Total other changes	(129)	(401)	(103)	(224)
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	49,724	49,307	49,724	49,307
Reinsurance recoverable	31,333	27,406	31,333	27,406
Total	$81,057	$76,713	$81,057	$76,713

(a) Includes $6 million and $8 million for the retroactive reinsurance agreement with NICO covering U.S. asbestos exposures for the three-month periods ended June 30, 2019 and 2018, respectively, and $15 million and $13 million for the six-month periods ended June 30, 2019 and 2018, respectively.

(b) Includes change in discount on retroactive reinsurance of $(125) million and $(20) million for the three-month periods ended June 30, 2019 and 2018, respectively, and $(432) million and $108 million for the six-month periods ended June 30, 2019 and 2018, respectively.

AIG | Second Quarter 2019 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

On January 20, 2017, we entered into an adverse development reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion. At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion. We account for this transaction as retroactive reinsurance. We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire has provided a parental guarantee to secure the obligations of NICO under the agreement. The total paid claims subject to the agreement as of June 30, 2019 were below the attachment point.

Discounting of Loss Reserves

At June 30, 2019, the loss reserves reflect a net loss reserve discount of $1.8 billion, including tabular and non-tabular calculations based upon the following assumptions:

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

The discount consists of $603 million of tabular discount and $1.2 billion of non-tabular discount for workers’ compensation as of June 30, 2019. During the six-month periods ended June 30, 2019 and 2018, the benefit (charge) from changes in discount of $(685) million and $219 million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Condensed Consolidated Statement of Income.

The following table presents the components of the loss reserve discount discussed above:

	June 30, 2019			December 31, 2018
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
U.S. workers' compensation	$2,258	$812	$3,070	$2,782	$973	$3,755
Retroactive reinsurance	(1,288)	-	(1,288)	(1,720)	-	(1,720)
Total reserve discount*	$970	$812	$1,782	$1,062	$973	$2,035

*Excludes $188 million and $163 million of discount related to certain long tail liabilities in the United Kingdom at June 30, 2019 and December 31, 2018, respectively.

50 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following tables present the net loss reserve discount benefit (charge):

Three Months Ended June 30,	2019			2018
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
Current accident year	$32	$-	$32	$23	$-	$23
Accretion and other adjustments
to prior year discount	8	(11)	(3)	(133)	(12)	(145)
Effect of interest rate changes	(170)	(71)	(241)	96	40	136
Net reserve discount
benefit (charge)	(130)	(82)	(212)	(14)	28	14
Change in discount on loss reserves
ceded under retroactive reinsurance	125	-	125	20	-	20
Net change in total reserve
discount(a)	$(5)	$(82)	$(87)	$6	$28	$34

Six Months Ended June 30,	2019			2018
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
Current accident year	$56	$-	$56	$42	$-	$42
Accretion and other adjustments
to prior year discount	(243)	(24)	(267)	(88)	(30)	(118)
Effect of interest rate changes	(337)	(137)	(474)	219	76	295
Net reserve discount
benefit (charge)	(524)	(161)	(685)	173	46	219
Change in discount on loss reserves
ceded under retroactive reinsurance	432	-	432	(108)	-	(108)
Net change in total reserve
discount(b)	$(92)	$(161)	$(253)	$65	$46	$111

(a) Excludes $(9) million and $7 million discount related to certain long tail liabilities in the United Kingdom for the three-month periods ended June 30, 2019 and 2018, respectively.

(b) Excludes $26 million and $3 million discount related to certain long tail liabilities in the United Kingdom for the six-month periods ended June 30, 2019 and 2018, respectively.

During the six-month period ended June 30, 2019, effective interest rates declined due to a decrease in the forward yield curve component of the discount rates. This decrease reflects a decline in U.S. Treasury rates.

During the six-month period ended June 30, 2018, effective interest rates increased due to an increase in the forward yield curve component of the discount rates. This increase reflects an incline in U.S. Treasury rates.

AIG | Second Quarter 2019 Form 10-Q 51

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

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $7.6 billion at June 30, 2019.

52 AIG | Second Quarter 2019 Form 10-Q

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

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at June 30, 2019 was $82 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

Other

•For additional discussion on commitments and guarantees associated with VIEs see Note 8.

•For additional disclosures about derivatives see Note 9.

•For additional disclosures about guarantees of outstanding debt of AIG Life Holdings, Inc. (AIGLH), see Note 16.

AIG | Second Quarter 2019 Form 10-Q 53

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

On May 21, 2019, our Board of Directors declared a cash dividend of $369.6875 per share on AIG’s Series A Preferred Stock. Holders of depositary shares each representing a 1/1,000th interest in a share of Series A Preferred Stock received $0.3696875 per depositary share. The dividend was paid on June 17, 2019 to holders of record at the close of business on May 31, 2019.

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

54 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

Common Stock

The following table presents a rollforward of outstanding shares:

Six Months Ended June 30, 2019	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Shares, beginning of year	1,906,671,492	(1,040,062,063)	866,609,429
Shares issued	-	3,292,082	3,292,082
Shares repurchased	-	-	-
Shares, end of period	1,906,671,492	(1,036,769,981)	869,901,511

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

The following table presents declaration date, record date, payment date and dividends paid per share on AIG Common Stock:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Common Share
May 6, 2019	June 14, 2019	June 28, 2019	$0.32
February 13, 2019	March 15, 2019	March 29, 2019	0.32
May 2, 2018	June 14, 2018	June 28, 2018	$0.32
February 8, 2018	March 15, 2018	March 29, 2018	0.32

For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries see Note 19 to the Consolidated Financial Statements in the 2018 Annual Report.

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock and warrants to purchase shares of AIG Common Stock:

Six Months Ended June 30,
(in millions)	2019	2018
Aggregate repurchases of common stock	$-	$646
Total number of common shares repurchased	-	12
Aggregate repurchases of warrants	$-	$4
Total number of warrants repurchased*	-	-

*For the six-month period ended June 30, 2019, we did not repurchase any warrants to purchase shares of AIG Common Stock. For the six-month period ended June 30, 2018, we repurchased 266,453 warrants to purchase shares of AIG Common Stock.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On February 13, 2019, our Board of Directors authorized an additional increase of approximately $1.5 billion to its previous share repurchase authorization. As of June 30, 2019, $2.0 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

AIG | Second Quarter 2019 Form 10-Q 55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

We did not repurchase any shares of AIG Common Stock during the six- month period ended June 30, 2019. The timing of any future repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. The repurchase of AIG Common Stock is also subject to the terms of AIG’s outstanding Series A Preferred Stock, pursuant to which AIG may not (other than in limited circumstances) purchase, redeem or otherwise acquire AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

Accumulated Other Comprehensive INCOME (LOSS)

The following table presents a rollforward of Accumulated other comprehensive income (loss):

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, March 31, 2019, net of tax	$638	$5,129	$(2,562)	$(1,087)	$10	$2,128
Change in unrealized appreciation of investments	95	5,812	-	-	-	5,907
Change in deferred policy acquisition costs
adjustment and other	(6)	(868)	-	-	-	(874)
Change in future policy benefits	-	(1,181)	-	-	-	(1,181)
Change in foreign currency translation adjustments	-	-	(133)	-	-	(133)
Change in net actuarial loss	-	-	-	15	-	15
Change in prior service credit	-	-	-	-	-	-
Change in deferred tax asset (liability)	(7)	(849)	4	(7)	-	(859)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(2)	(2)
Total other comprehensive income (loss)	82	2,914	(129)	8	(2)	2,873
Noncontrolling interests	-	9	1	-	-	10
Balance, June 30, 2019, net of tax	$720	$8,034	$(2,692)	$(1,079)	$8	$4,991

Balance, December 31, 2018, net of tax	$(38)	$2,426	$(2,725)	$(1,086)	$10	$(1,413)
Change in unrealized appreciation of investments	944	10,876	-	-	-	11,820
Change in deferred policy acquisition costs
adjustment and other	(14)	(1,724)	-	-	-	(1,738)
Change in future policy benefits	-	(2,249)	-	-	-	(2,249)
Change in foreign currency translation adjustments	-	-	55	-	-	55
Change in net actuarial loss	-	-	-	16	-	16
Change in prior service credit	-	-	-	(1)	-	(1)
Change in deferred tax liability	(172)	(1,281)	(20)	(8)	-	(1,481)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(2)	(2)
Total other comprehensive income (loss)	758	5,622	35	7	(2)	6,420
Noncontrolling interests	-	14	2	-	-	16
Balance, June 30, 2019, net of tax	$720	$8,034	$(2,692)	$(1,079)	$8	$4,991

56 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, March 31, 2018, net of tax	$812	$4,700	$(2,216)	$(1,085)	$9	$2,220
Cumulative effect of change in accounting
principles	-	-	-	-	-	-
Change in unrealized depreciation of investments	(1,368)	(1,604)	-	-	-	(2,972)
Change in deferred policy acquisition costs
adjustment and other	84	271	-	-	-	355
Change in future policy benefits	-	383	-	-	-	383
Change in foreign currency translation adjustments	-	-	(195)	-	-	(195)
Change in net actuarial loss	-	-	-	22	-	22
Change in prior service cost	-	-	-	2	-	2
Change in deferred tax asset (liability)	238	194	(15)	(1)	-	416
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(1)	(1)
Total other comprehensive income (loss)	(1,046)	(756)	(210)	23	(1)	(1,990)
Noncontrolling interests	-	-	-	-	-	-
Balance, June 30, 2018, net of tax	$(234)	$3,944	$(2,426)	$(1,062)	$8	$230

Balance, December 31, 2017, net of tax	$793	$7,693	$(2,090)	$(931)	$-	$5,465
Cumulative effect of change in accounting
principles	169	(285)	(284)	(183)	7	(576)
Change in unrealized depreciation of investments	(1,608)	(6,358)	-	-	-	(7,966)
Change in deferred policy acquisition costs
adjustment and other	114	905	-	-	-	1,019
Change in future policy benefits	-	1,124	-	-	-	1,124
Change in foreign currency translation adjustments	-	-	(23)	-	-	(23)
Change in net actuarial loss	-	-	-	38	-	38
Change in prior service credit	-	-	-	(2)	-	(2)
Change in deferred tax asset (liability)	298	865	(29)	16	-	1,150
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	1	1
Total other comprehensive income (loss)	(1,196)	(3,464)	(52)	52	1	(4,659)
Noncontrolling interests	-	-	-	-	-	-
Balance, June 30, 2018, net of tax	$(234)	$3,944	$(2,426)	$(1,062)	$8	$230
AIG | Second Quarter 2019 Form 10-Q 57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the other comprehensive income reclassification adjustments for the three- and six-month periods ended June 30, 2019 and 2018, respectively:

	Unrealized Appreciation
	(Depreciation) of Fixed				Fair Value of
	Maturity Investments	Unrealized			Liabilities Under
	on Which Other-Than-	Appreciation	Foreign	Retirement	Fair Value Option
	Temporary Credit	(Depreciation)	Currency	Plan	Attributable to
	Impairments Were	of All Other	Translation	Liabilities	Changes in
(in millions)	Recognized	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Three Months Ended June 30, 2019
Unrealized change arising during period	$85	$3,854	$(133)	$5	$(2)	$3,809
Less: Reclassification adjustments
included in net income	(4)	91	-	(10)	-	77
Total other comprehensive income (loss),
before income tax expense (benefit)	89	3,763	(133)	15	(2)	3,732
Less: Income tax expense (benefit)	7	849	(4)	7	-	859
Total other comprehensive income (loss),
net of income tax expense (benefit)	$82	$2,914	$(129)	$8	$(2)	$2,873
Three Months Ended June 30, 2018
Unrealized change arising during period	$(1,282)	$(964)	$(195)	$16	$(1)	$(2,426)
Less: Reclassification adjustments
included in net income	2	(14)	-	(8)	-	(20)
Total other comprehensive income (loss),
before income tax expense (benefit)	(1,284)	(950)	(195)	24	(1)	(2,406)
Less: Income tax expense (benefit)	(238)	(194)	15	1	-	(416)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(1,046)	$(756)	$(210)	$23	$(1)	$(1,990)
Six Months Ended June 30, 2019
Unrealized change arising during period	$926	$6,963	$55	$-	$(2)	$7,942
Less: Reclassification adjustments
included in net income	(4)	60	-	(15)	-	41
Total other comprehensive income (loss),
before income tax expense	930	6,903	55	15	(2)	7,901
Less: Income tax expense	172	1,281	20	8	-	1,481
Total other comprehensive income (loss),
net of income tax expense	$758	$5,622	$35	$7	$(2)	$6,420
Six Months Ended June 30, 2018
Unrealized change arising during period	$(1,490)	$(4,350)	$(23)	$19	$1	$(5,843)
Less: Reclassification adjustments
included in net income	4	(21)	-	(17)	-	(34)
Total other comprehensive income (loss),
before income tax expense (benefit)	(1,494)	(4,329)	(23)	36	1	(5,809)
Less: Income tax expense (benefit)	(298)	(865)	29	(16)	-	(1,150)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(1,196)	$(3,464)	$(52)	$52	$1	$(4,659)

58 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Three Months Ended June 30,
(in millions)	2019	2018
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$(4)	$2	Other realized capital gains
Total	(4)	2
Unrealized appreciation (depreciation) of all other investments
Investments	91	(15)	Other realized capital gains
Deferred acquisition costs adjustment	-	1	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	91	(14)
Change in retirement plan liabilities adjustment
Prior-service credit	-	1	*
Actuarial losses	(10)	(9)	*
Total	(10)	(8)
Total reclassifications for the period	$77	$(20)
	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Six Months Ended June 30,
(in millions)	2019	2018
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$(4)	$4	Other realized capital gains
Total	(4)	4
Unrealized appreciation (depreciation) of all other investments
Investments	60	9	Other realized capital gains
Deferred acquisition costs adjustment	-	(30)	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	60	(21)
Change in retirement plan liabilities adjustment
Prior-service credit	-	1	*
Actuarial losses	(15)	(18)	*
Total	(15)	(17)
Total reclassifications for the period	$41	$(34)

*These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14.

AIG | Second Quarter 2019 Form 10-Q 59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 13. Earnings Per Common Share (EPS)

13. Earnings Per Common Share (EPS)

The basic EPS computation is based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. The diluted EPS computation is based on those shares used in the basic EPS computation plus common shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding and adjusted to reflect all stock dividends and stock splits.

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per common share data)	2019	2018	2019	2018
Numerator for EPS:
Income from continuing operations	$1,391	$931	$2,328	$1,881
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	281	(6)	564	5
Less: Preferred stock dividends	7	-	7	-
Income attributable to AIG common shareholders
from continuing operations	1,103	937	1,757	1,876
Loss from discontinued operations, net of income tax expense	(1)	-	(1)	(1)
Net income attributable to AIG common shareholders	$1,102	$937	$1,756	$1,875
Denominator for EPS:
Weighted average common shares outstanding — basic	876,382,884	903,215,488	875,885,588	905,566,733
Dilutive common shares	11,942,158	13,356,993	7,035,659	15,335,987
Weighted average common shares outstanding — diluted(a)	888,325,042	916,572,481	882,921,247	920,902,720
Income per common share attributable to AIG common
shareholders:
Basic:
Income from continuing operations	$1.26	$1.04	$2.00	$2.07
Income from discontinued operations	$-	$-	$-	$-
Net income attributable to AIG common shareholders	$1.26	$1.04	$2.00	$2.07
Diluted:
Income from continuing operations	$1.24	$1.02	$1.99	$2.04
Income from discontinued operations	$-	$-	$-	$-
Net income attributable to AIG common shareholders	$1.24	$1.02	$1.99	$2.04

(a)Dilutive common shares include our share-based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011. The number of common shares excluded from diluted shares outstanding was 5.4 million and 34.8 million for the three- and six-month periods ended June 30, 2019, respectively, and 5.2 million and 4.2 million for the three- and six-month periods ended June 30, 2018, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

60 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Employee Benefits

14. Employee Benefits

We sponsor various defined benefit pension plans, post-retirement medical and life insurance plans for eligible employees and retirees in the U.S. and certain non-U.S. countries.

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended June 30, 2019
Components of net periodic benefit cost:
Service cost	$3	$4	$7	$1	$-	$1
Interest cost	43	4	47	1	-	1
Expected return on assets	(57)	(6)	(63)	-	-	-
Amortization of prior service cost	-	1	1	-	-	-
Amortization of net (gain) loss	8	2	10	(1)	-	(1)
Net periodic benefit cost (credit)	(3)	5	2	1	-	1
Settlement charges	-	1	1	-	-	-
Net benefit cost (credit)	$(3)	$6	$3	$1	$-	$1
Three Months Ended June 30, 2018
Components of net periodic benefit cost:
Service cost	$2	$5	$7	$1	$1	$2
Interest cost	40	4	44	1	1	2
Expected return on assets	(70)	(6)	(76)	-	-	-
Amortization of prior service credit	-	-	-	(1)	(1)	(2)
Amortization of net loss	7	2	9	-	-	-
Net periodic benefit cost (credit)	(21)	5	(16)	1	1	2
Settlement charges	-	-	-	-	-	-
Net benefit cost (credit)	$(21)	$5	$(16)	$1	$1	$2
Six Months Ended June 30, 2019
Components of net periodic benefit cost:
Service cost	$5	$10	$15	$1	$-	$1
Interest cost	87	8	95	3	1	4
Expected return on assets	(114)	(11)	(125)	-	-	-
Amortization of prior service cost (credit)	-	1	1	-	(1)	(1)
Amortization of net (gain) loss	16	3	19	(1)	-	(1)
Net periodic benefit cost (credit)	(6)	11	5	3	-	3
Settlement credit	-	(3)	(3)	-	-	-
Net benefit cost (credit)	$(6)	$8	$2	$3	$-	$3
Six Months Ended June 30, 2018
Components of net periodic benefit cost:
Service cost	$4	$11	$15	$1	$1	$2
Interest cost	81	8	89	3	1	4
Expected return on assets	(141)	(13)	(154)	-	-	-
Amortization of prior service cost (credit)	-	1	1	(1)	(1)	(2)
Amortization of net loss	14	4	18	-	-	-
Net periodic benefit cost (credit)	(42)	11	(31)	3	1	4
Settlement charges	-	-	-	-	-	-
Net benefit cost (credit)	$(42)	$11	$(31)	$3	$1	$4

For the six-month period ended June 30, 2019, we did not make any contributions to the U.S. AIG Retirement Plan.

AIG | Second Quarter 2019 Form 10-Q 61

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

Interim Tax Expense (Benefit)

For the three-month period ended June 30, 2019, the effective tax rate on income from continuing operations was 24.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, a net tax charge related to the accrual of IRS interest, state and local income taxes, non-deductible transfer pricing charges, U.S. tax imposed on GILTI earned by certain foreign subsidiaries, and valuation allowance activity related to certain foreign subsidiaries, partially offset by tax benefits associated with tax exempt income and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the six-month period ended June 30, 2019, the effective tax rate on income from continuing operations was 22.2 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the accrual of IRS interest, the effect of foreign operations, state and local income taxes, excess tax charges related to share based compensation payments recorded through the income statement, non-deductible transfer pricing charges, and U.S. tax imposed on GILTI earned by certain foreign subsidiaries, partially offset by tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and valuation allowance activity related to certain foreign subsidiaries. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

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

62 AIG | Second Quarter 2019 Form 10-Q

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

As a result of the Tax Act, the majority of accumulated foreign earnings that were previously untaxed are subject to a one-time deemed repatriation tax. Going forward, certain foreign earnings of our foreign affiliates will be exempt from U.S. tax upon repatriation. Notwithstanding the changes, U.S. tax on foreign exchange gain or loss and certain non-U.S. withholding taxes will continue to be applicable upon future repatriations of foreign earnings. For the six-month period ended June 30, 2019, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

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

Our framework for assessing the recoverability of the deferred tax asset requires us to consider all available evidence, including:

•the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;

•the sustainability of recent operating profitability of our subsidiaries;

•the predictability of future operating profitability of the character necessary to realize the net deferred tax asset;

•the carryforward period for the net operating loss, capital loss and foreign tax credit carryforwards, including the effect of reversing taxable temporary differences; and

•prudent and feasible actions and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset.

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction. Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss. Our U.S. federal consolidated income tax group includes both life companies and non-life companies. While the U.S. taxable income of our non-life companies can be offset by our net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards. The remaining tax liability of our life companies can be offset by foreign tax credit carryforwards. Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of June 30, 2019, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

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

AIG | Second Quarter 2019 Form 10-Q 63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

For the six-month period ended June 30, 2019, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of June 30, 2019, based on all available evidence, we concluded that no valuation allowance is required. For the six-month period ended June 30, 2019, we released $290 million of valuation allowance associated with the unrealized tax losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, all of which was allocated to other comprehensive income. We released the full amount of valuation allowance previously recorded during the three-month period ended March 31, 2019 and no additional activity was recorded for the three-month period ended June 30, 2019.

For the six-month period ended June 30, 2019, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Non-Life Companies’ available for sale securities portfolio, resulting in an increase to the deferred tax liability related to net unrealized tax capital gains. As of June 30, 2019, we continue to be in an overall unrealized tax gain position with respect to the U.S. Non-Life Companies’ available for sale securities portfolio and thus concluded no valuation allowance is necessary in the U.S. Non-Life Companies’ available for sale securities portfolio.

For the three- and six-month periods ended June 30, 2019, we recognized net increases (decreases) of $7 million and $(31) million, respectively, in our deferred tax asset valuation allowance associated with certain foreign subsidiaries, primarily attributable to changes in projections and current year activity.

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

Accounting for Uncertainty in Income Taxes

At both June 30, 2019 and December 31, 2018, our unrecognized tax benefits, excluding interest and penalties, were $4.7 billion. At June 30, 2019 and December 31, 2018, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $40 million and $38 million, respectively. Accordingly, at both June 30, 2019 and December 31, 2018, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.7 billion.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At June 30, 2019 and December 31, 2018, we had accrued liabilities of $2.3 billion and $2.2 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the six-month periods ended June 30, 2019 and 2018, we accrued expense (benefit) of $136 million and $100 million, respectively, for the payment of interest and penalties.

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

64 AIG | Second Quarter 2019 Form 10-Q

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

Condensed Consolidating Balance Sheets

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
June 30, 2019
Assets:
Short-term investments(a)	$3,440	$2	$-	$13,729	$(2,155)	$15,016
Other investments(b)	4,416	-	-	315,496	-	319,912
Total investments	7,856	2	-	329,225	(2,155)	334,928
Cash	20	-	1	2,914	-	2,935
Loans to subsidiaries(c)	34,906	-	-	639	(35,545)	-
Investment in consolidated subsidiaries(c)	39,943	3,914	32,505	-	(76,362)	-
Other assets, including deferred income taxes(d)	15,550	2,071	19	168,623	(1,857)	184,406
Total assets	$98,275	$5,987	$32,525	$501,401	$(115,919)	$522,269
Liabilities:
Insurance liabilities	$-	$-	$-	$301,226	$-	$301,226
Long-term debt	23,009	356	643	12,283	-	36,291
Other liabilities, including intercompany balances(b)	10,088	7	37	112,526	(4,011)	118,647
Loans from subsidiaries(c)	639	-	-	34,906	(35,545)	-
Total liabilities	33,736	363	680	460,941	(39,556)	456,164
Total AIG shareholders’ equity	64,539	5,624	31,845	38,894	(76,363)	64,539
Non-redeemable noncontrolling interests	-	-	-	1,566	-	1,566
Total equity	64,539	5,624	31,845	40,460	(76,363)	66,105
Total liabilities and equity	$98,275	$5,987	$32,525	$501,401	$(115,919)	$522,269

December 31, 2018
Assets:
Short-term investments(a)	$1,141	$2	$-	$10,329	$(1,798)	$9,674
Other investments(b)	3,377	-	-	301,158	-	304,535
Total investments	4,518	2	-	311,487	(1,798)	314,209
Cash	2	9	9	2,853	-	2,873
Loans to subsidiaries(c)	34,963	-	-	615	(35,578)	-
Investment in consolidated subsidiaries(c)	33,300	4,029	26,321	-	(63,650)	-
Other assets, including deferred income taxes(d)	15,389	1,798	124	159,430	(1,839)	174,902
Total assets	$88,172	$5,838	$26,454	$474,385	$(102,865)	$491,984
Liabilities:
Insurance liabilities	$-	$-	$-	$293,652	$-	$293,652
Long-term debt	22,422	359	643	11,116	-	34,540
Other liabilities, including intercompany balances(b)	8,774	228	144	100,974	(3,637)	106,483
Loans from subsidiaries(c)	615	-	-	34,963	(35,578)	-
Total liabilities	31,811	587	787	440,705	(39,215)	434,675
Total AIG shareholders’ equity	56,361	5,251	25,667	32,732	(63,650)	56,361
Non-redeemable noncontrolling interests	-	-	-	948	-	948
Total equity	56,361	5,251	25,667	33,680	(63,650)	57,309
Total liabilities and equity	$88,172	$5,838	$26,454	$474,385	$(102,865)	$491,984

(a)At June 30, 2019, includes restricted cash of $18 million for Other Subsidiaries. At December 31, 2018, includes restricted cash of $124 million and $18 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively.

(b)Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(c)Eliminated in consolidation.

(d)At June 30, 2019, includes restricted cash of $1 million and $231 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively. At December 31, 2018, includes restricted cash of $1 million and $342 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively.

AIG | Second Quarter 2019 Form 10-Q 65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Income

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended June 30, 2019
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,167	$109	$1,278	$-	$(2,554)	$-
Other income	277	4	-	12,316	(36)	12,561
Total revenues	1,444	113	1,278	12,316	(2,590)	12,561
Expenses:
Interest expense	250	-	12	102	(4)	360
Loss on extinguishment of debt	-	5	-	10	-	15
Other expenses	180	4	1	10,194	(30)	10,349
Total expenses	430	9	13	10,306	(34)	10,724
Income (loss) from continuing operations before income
tax expense (benefit)	1,014	104	1,265	2,010	(2,556)	1,837
Income tax expense (benefit)	(95)	-	(1)	542	-	446
Income (loss) from continuing operations	1,109	104	1,266	1,468	(2,556)	1,391
Loss from discontinued operations,
net of income taxes	-	-	-	(1)	-	(1)
Net income (loss)	1,109	104	1,266	1,467	(2,556)	1,390
Less:
Net income from continuing operations
attributable to noncontrolling interests	-	-	-	281	-	281
Net income (loss) attributable to AIG	$1,109	$104	$1,266	$1,186	$(2,556)	$1,109
Three Months Ended June 30, 2018
Revenues:
Equity in earnings of consolidated subsidiaries*	$845	$-	$459	$-	$(1,304)	$-
Other income	309	-	-	11,179	143	11,631
Total revenues	1,154	-	459	11,179	(1,161)	11,631
Expenses:
Interest expense	246	-	13	43	(3)	299
Loss on extinguishment of debt	-	-	-	5	-	5
Other expenses	359	-	-	9,738	(22)	10,075
Total expenses	605	-	13	9,786	(25)	10,379
Income (loss) from continuing operations before income
tax expense (benefit)	549	-	446	1,393	(1,136)	1,252
Income tax expense (benefit)	(389)	-	(1)	711	-	321
Income (loss) from continuing operations	938	-	447	682	(1,136)	931
Income (loss) from discontinued operations,
net of income taxes	(1)	-	-	1	-	-
Net income (loss)	937	-	447	683	(1,136)	931
Less:
Net loss from continuing operations
attributable to noncontrolling interests	-	-	-	(6)	-	(6)
Net income (loss) attributable to AIG	$937	$-	$447	$689	$(1,136)	$937
66 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Information Provided in Connection with Outstanding Debt

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Six Months Ended June 30, 2019
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,875	$316	$1,978	$-	$(4,169)	$-
Other income	564	5	-	24,524	(76)	25,017
Total revenues	2,439	321	1,978	24,524	(4,245)	25,017
Expenses:
Interest expense	496	-	25	196	(8)	709
Loss on extinguishment of debt	-	9	-	4	-	13
Other expenses	368	5	1	20,998	(68)	21,304
Total expenses	864	14	26	21,198	(76)	22,026
Income (loss) from continuing operations before income
tax expense (benefit)	1,575	307	1,952	3,326	(4,169)	2,991
Income tax expense (benefit)	(189)	-	(2)	854	-	663
Income (loss) from continuing operations	1,764	307	1,954	2,472	(4,169)	2,328
Loss from discontinued operations,
net of income taxes	(1)	-	-	-	-	(1)
Net income (loss)	1,763	307	1,954	2,472	(4,169)	2,327
Less:
Net income from continuing operations
attributable to noncontrolling interests	-	-	-	564	-	564
Net income (loss) attributable to AIG	$1,763	$307	$1,954	$1,908	$(4,169)	$1,763
Six Months Ended June 30, 2018
Revenues:
Equity in earnings of consolidated subsidiaries*	$1,878	$-	$1,181	$-	$(3,059)	$-
Other income	567	-	-	22,691	85	23,343
Total revenues	2,445	-	1,181	22,691	(2,974)	23,343
Expenses:
Interest expense	466	-	25	91	(6)	576
Loss on extinguishment of debt	-	-	-	9	-	9
Other expenses	511	-	1	19,844	(77)	20,279
Total expenses	977	-	26	19,944	(83)	20,864
Income (loss) from continuing operations before income
tax expense (benefit)	1,468	-	1,155	2,747	(2,891)	2,479
Income tax expense (benefit)	(408)	-	2	1,004	-	598
Income (loss) from continuing operations	1,876	-	1,153	1,743	(2,891)	1,881
Loss from discontinued operations,
net of income taxes	(1)	-	-	-	-	(1)
Net income (loss)	1,875	-	1,153	1,743	(2,891)	1,880
Less:
Net income from continuing operations
attributable to noncontrolling interests	-	-	-	5	-	5
Net income (loss) attributable to AIG	$1,875	$-	$1,153	$1,738	$(2,891)	$1,875

*Eliminated in consolidation.

AIG | Second Quarter 2019 Form 10-Q 67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Comprehensive Income

	American
	International	Validus					Reclassifications
	Group, Inc.	Holdings,			Other		and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH		Subsidiaries		Eliminations	AIG
Three Months Ended June 30, 2019
Net income (loss)	$1,109	$104	$1,266		$1,467		$(2,556)	$1,390
Other comprehensive income (loss)	2,863	-	2,418		7,299		(9,707)	2,873
Comprehensive income (loss)	3,972	104	3,684		8,766		(12,263)	4,263
Total comprehensive income attributable to
noncontrolling interests	-	-	-		291		-	291
Comprehensive income (loss) attributable to AIG	$3,972	$104	$3,684		$8,475		$(12,263)	$3,972
Three Months Ended June 30, 2018
Net income (loss)	$937	$-	$447		$683		$(1,136)	$931
Other comprehensive income (loss)	(1,990)	-	(1,510)		(651)		2,161	(1,990)
Comprehensive income (loss)	(1,053)	-	(1,063)		32		1,025	(1,059)
Total comprehensive loss attributable to
noncontrolling interests	-	-	-		(6)		-	(6)
Comprehensive income (loss) attributable to AIG	$(1,053)	$-	$(1,063)		$38		$1,025	$(1,053)
Six Months Ended June 30, 2019
Net income (loss)	$1,763	$307	$1,954		$2,472		$(4,169)	$2,327
Other comprehensive income (loss)	6,404	1	5,218		18,982		(24,185)	6,420
Comprehensive income (loss)	8,167	308	7,172		21,454		(28,354)	8,747
Total comprehensive income attributable to
noncontrolling interests	-	-	-		580		-	580
Comprehensive income (loss) attributable to AIG	$8,167	$308	$7,172		$20,874		$(28,354)	$8,167
Six Months Ended June 30, 2018
Net income (loss)	$1,875	$-	$1,153		$1,743		$(2,891)	$1,880
Other comprehensive income (loss)	(4,659)	-	(3,465)	(a)	20,909	(a)	(17,444)	(4,659)
Comprehensive income (loss)	(2,784)	-	(2,312)		22,652		(20,335)	(2,779)
Total comprehensive income attributable to
noncontrolling interests	-	-	-		5		-	5
Comprehensive income (loss) attributable to AIG	$(2,784)	$-	$(2,312)		$22,647		$(20,335)	$(2,784)

(a)The Other comprehensive income (loss) amounts for AIGLH and Other Subsidiaries in the six months ended June 30, 2018, have been revised from $3.4 billion to $(3.5) billion and from $14.0 billion to $20.9 billion, respectively, to correct Comprehensive income (loss) in the six months ended June 30, 2018. This correction has no impact on AIG’s consolidated financial statements and is not considered material to previously issued financial statements.

68 AIG | Second Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Cash Flows

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Six Months Ended June 30, 2019
Net cash (used in) provided by operating activities	$1,278	$(9)	$982	$(1,232)	$(2,291)	$(1,272)
Cash flows from investing activities:
Sales of investments	1,064	-	-	31,107	(504)	31,667
Sales of divested businesses, net	-	-	-	-	-	-
Purchase of investments	(1,408)	-	-	(31,062)	504	(31,966)
Loans to subsidiaries - net	551	-	-	(20)	(531)	-
Contributions from (to) subsidiaries - net	(319)	-	-	-	319	-
Acquisition of businesses, net of cash and
restricted cash acquired	-	-	-	-	-	-
Net change in short-term investments	(1,769)	-	-	(3,068)	-	(4,837)
Other, net	41	-	-	948	-	989
Net cash (used in) investing activities	(1,840)	-	-	(2,095)	(212)	(4,147)
Cash flows from financing activities:
Issuance of long-term debt	595	-	-	1,604	-	2,199
Repayments of long-term debt	(6)	-	-	(904)	-	(910)
Issuance of preferred stock	485	-	-	-	-	485
Purchase of common stock	-	-	-	-	-	-
Intercompany loans - net	20	-	-	(551)	531	-
Cash dividends paid on preferred stock	(7)	-	-	-	-	(7)
Cash dividends paid on common stock	(557)	-	(990)	(1,301)	2,291	(557)
Other, net	(74)	-	-	4,401	(319)	4,008
Net cash (used in) provided by financing activities	456	-	(990)	3,249	2,503	5,218
Effect of exchange rate changes on cash and
restricted cash	-	-	-	28	-	28
Change in cash and restricted cash	(106)	(9)	(8)	(50)	-	(173)
Cash and restricted cash at beginning of year	127	9	9	3,213	-	3,358
Cash and restricted cash at end of period	$21	$-	$1	$3,163	$-	$3,185

Six Months Ended June 30, 2018
Net cash (used in) provided by operating activities	$1,312	$-	$1,211	$(849)	$(2,014)	$(340)
Cash flows from investing activities:
Sales of investments	3,800	-	-	29,992	(2,628)	31,164
Sales of divested businesses, net	-	-	-	10	-	10
Purchase of investments	(1,327)	-	-	(29,805)	2,628	(28,504)
Loans to subsidiaries - net	422	-	-	(25)	(397)	-
Contributions from (to) subsidiaries - net	57	-	-	-	(57)	-
Net change in short-term investments	(4,017)	-	-	177	-	(3,840)
Other, net	(51)	-	-	(249)	-	(300)
Net cash (used in) provided by investing activities	(1,116)	-	-	100	(454)	(1,470)
Cash flows from financing activities:
Issuance of long-term debt	2,472	-	-	1,032	-	3,504
Repayments of long-term debt	(1,313)	-	-	(646)	-	(1,959)
Purchase of common stock	(646)	-	-	-	-	(646)
Intercompany loans - net	25	-	-	(422)	397	-
Cash dividends paid on common stock	(575)	-	(1,228)	(786)	2,014	(575)
Other, net	(162)	-	-	1,204	57	1,099
Net cash (used in) provided by financing activities	(199)	-	(1,228)	382	2,468	1,423
Effect of exchange rate changes on cash and
restricted cash	-	-	-	30	-	30
Change in cash and restricted cash	(3)	-	(17)	(337)	-	(357)
Cash and restricted cash at beginning of year	8	-	20	2,709	-	2,737
Cash and restricted cash at end of period	$5	$-	$3	$2,372	$-	$2,380

AIG | Second Quarter 2019 Form 10-Q 69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Information Provided in Connection with Outstanding Debt

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
June 30, 2019
Cash	$20	$-	$1	$2,914	$-	$2,935
Restricted cash included in Short-term investments	-	-	-	18	-	18
Restricted cash included in Other assets	1	-	-	231	-	232
Total cash and restricted cash shown in the Condensed
Consolidating Statements of Cash Flows	$21	$-	$1	$3,163	$-	$3,185

Cash (paid) received during the 2019 period for:
Interest:
Third party	$(497)	$(11)	$(25)	$(151)	$-	$(684)
Intercompany	(1)	-	-	1	-	-
Taxes:
Income tax authorities	$(10)	$-	$-	$(130)	$-	$(140)
Intercompany	695	-	-	(695)	-	-

June 30, 2018
Cash	$3	$-	$3	$2,129	$-	$2,135
Restricted cash included in Short-term investments	1	-	-	17	-	18
Restricted cash included in Other assets	1	-	-	226	-	227
Total cash and restricted cash shown in the Condensed
Consolidating Statements of Cash Flows	$5	$-	$3	$2,372	$-	$2,380

Cash (paid) received during the 2018 period for:
Interest:
Third party	$(478)	$-	$(23)	$(163)	$-	$(664)
Intercompany	(1)	-	(1)	2	-	-
Taxes:
Income tax authorities	$(17)	$-	$-	$(23)	$-	$(40)
Intercompany	846	-	-	(846)	-	-

American International Group, Inc. (As Guarantor) Supplementary Disclosure of Non-Cash Activities:

Six Months Ended June 30,
(in millions)	2019	2018
Intercompany non-cash financing and investing activities:
Capital contributions	$15	$2,339
Dividends received in the form of securities	624	60
Return of capital	15	2,706

17. Subsequent Events

Dividends Declared

On August 7, 2019, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 30, 2019 to shareholders of record on September 17, 2019. On August 7, 2019, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on September 16, 2019 to holders of record on August 30, 2019.

70 AIG | Second Quarter 2019 Form 10-Q

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

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other publicly available documents may include, and officers and representatives of AIG may from time to time make and discuss, projections, goals, assumptions and statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only a belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “focused on achieving,” “view,” “target,” “goal” or “estimate.” These projections, goals, assumptions and statements may relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, anticipated sales, monetization and/or acquisitions of businesses or assets, or successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results.

It is possible that our actual results and financial condition will differ, possibly materially, from the results and financial condition indicated in these projections, goals, assumptions and statements. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include:

•changes in market and industry conditions;

•the occurrence of catastrophic events, both natural and man-made;

•our ability to successfully reorganize our businesses and execute on our initiatives to improve our underwriting capabilities and reinsurance programs, as well as improve profitability, without negatively impacting client relationships or our competitive position;

•our ability to successfully dispose of, monetize and/or acquire businesses or assets or successfully integrate acquired businesses;

•actions by credit rating agencies;

•changes in judgments concerning insurance underwriting and insurance liabilities;

•changes in judgments concerning potential cost saving opportunities;

•the impact of potential information technology, cybersecurity or data security breaches, including as a result of cyber-attacks or security vulnerabilities;

•disruptions in the availability of our electronic data systems or those of third parties;

•the effectiveness of our strategies to recruit and retain key personnel and our ability to implement effective succession plans;

•negative impacts on customers, business partners and other stakeholders;

•our ability to successfully manage Legacy portfolios;

•concentrations in our investment portfolios;

•the requirements, which may change from time to time, of the global regulatory framework to which we are subject;

•significant legal, regulatory or governmental proceedings;

•changes in judgments concerning the recognition of deferred tax assets and goodwill impairment; and

•such other factors discussed in:

–Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q;

–Part I, Item 2. MD&A of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019; and

–Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2018 Annual Report.

We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

AIG | Second Quarter 2019 Form 10-Q 71

72 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Use of Non-GAAP Measures

Use of Non-GAAP Measures

Throughout this MD&A, we present our financial condition and results of operations in the way we believe will be most meaningful and representative of our business results. Some of the measurements we use are “non-GAAP financial measures” under Securities and Exchange Commission rules and regulations. GAAP is the acronym for “generally accepted accounting principles” in the United States. The non-GAAP financial measures we present may not be comparable to similarly-named measures reported by other companies.

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

Return on common equity – Adjusted after-tax income excluding AOCI and DTA (Adjusted return on common equity) is used to show the rate of return on common shareholders’ equity. We believe this measure is useful to investors because it eliminates items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in Adjusted return on common equity. Adjusted return on common equity is derived by dividing actual or annualized adjusted after-tax income attributable to AIG common shareholders by average Adjusted Common Shareholders’ Equity. The reconciliation to return on common equity, the most comparable GAAP measure, is presented in the Executive Summary section of this MD&A.

Adjusted after-tax income attributable to AIG common shareholders is derived by excluding the tax effected adjusted pre-tax income (APTI) adjustments described below, dividends on preferred stock, and the following tax items from net income attributable to AIG:

•deferred income tax valuation allowance releases and charges;

•changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; and

•net tax charge related to the enactment of the Tax Cuts and Jobs Act (Tax Act);

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

AIG | Second Quarter 2019 Form 10-Q 73

ITEM 2 | Use of Non-GAAP Measures

Adjusted pre-tax income is derived by excluding the items set forth below from income from continuing operations before income tax. This definition is consistent across our segments. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and measures that we believe to be common to the industry. APTI is a GAAP measure for our segments. Excluded items include the following:

•changes in fair value of securities used to hedge guaranteed living benefits;

•changes in benefit reserves and deferred policy acquisition costs (DAC), value of business acquired (VOBA), and sales inducement assets (SIA) related to net realized capital gains and losses;

•changes in the fair value of equity securities;

•loss (gain) on extinguishment of debt;

•all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Earned income on such economic hedges is reclassified from net realized capital gains and losses to specific APTI line items based on the economic risk being hedged (e.g. net investment income and interest credited to policyholder account balances);

•income or loss from discontinued operations;

•net loss reserve discount benefit (charge);

•pension expense related to a one-time lump sum payment to former employees;

•income and loss from divested businesses;

•non-operating litigation reserves and settlements;

•restructuring and other costs related to initiatives designed to reduce operating expenses, improve efficiency and simplify our organization;

•the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain;

•integration and transaction costs associated with acquired businesses;

•losses from the impairment of goodwill; and

•non-recurring external costs associated with the implementation of non-ordinary course legal or regulatory changes or changes to accounting principles.

•General Insurance

–Ratios: We, along with most property and casualty insurance companies, use the loss ratio, the expense ratio and the combined ratio as measures of underwriting performance. These ratios are relative measurements that describe, for every $100 of net premiums earned, the amount of losses and loss adjustment expenses (which for General Insurance excludes net loss reserve discount), and the amount of other underwriting expenses that would be incurred. A combined ratio of less than 100 indicates underwriting income and a combined ratio of over 100 indicates an underwriting loss. Our ratios are calculated using the relevant segment information calculated under GAAP, and thus may not be comparable to similar ratios calculated for regulatory reporting purposes. The underwriting environment varies across countries and products, as does the degree of litigation activity, all of which affect such ratios. In addition, investment returns, local taxes, cost of capital, regulation, product type and competition can have an effect on pricing and consequently on profitability as reflected in underwriting income and associated ratios.

–Accident year loss and combined ratios, as adjusted: both the accident year loss and combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Natural and man-made catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and also include certain man-made events, such as terrorism and civil disorders that exceed the $10 million threshold. We believe that as adjusted ratios are meaningful measures of our underwriting results on an ongoing basis as they exclude catastrophes and the impact of reserve discounting which are outside of management’s control. We also exclude prior year development to provide transparency related to current accident year results.

•Life and Retirement

–Premiums and deposits: includes direct and assumed amounts received and earned on traditional life insurance policies, group benefit policies and life-contingent payout annuities, as well as deposits received on universal life, investment-type annuity contracts, Federal Home Loan Bank (FHLB) funding agreements and mutual funds.

Results from discontinued operations are excluded from all of these measures.

74 AIG | Second Quarter 2019 Form 10-Q

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

The accounting policies that we believe are most dependent on the application of estimates and assumptions, which are critical accounting estimates, are related to the determination of:

•loss reserves;

•reinsurance assets;

•valuation of future policy benefit liabilities and timing and extent of loss recognition;

•valuation of liabilities for guaranteed benefit features of variable annuity products;

•valuation of embedded derivatives for fixed index annuity and life products;

•estimated gross profits to value deferred acquisition costs for investment-oriented products;

•impairment charges, including other-than-temporary impairments on available for sale securities, impairments on other invested assets, including investments in life settlements, and goodwill impairment;

•allowances for loan losses;

•liability for legal contingencies;

•fair value measurements of certain financial assets and liabilities; and

•income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset and estimates associated with the Tax Act.

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

AIG | Second Quarter 2019 Form 10-Q 75

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

76 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Executive Summary

Financial Performance Summary

Net Income Attributable To AIG Common Shareholders Three Months Ended June 30, (in millions)

2019 and 2018 Quarterly Comparison

Net income attributable to AIG Common Shareholders increased due to:

•improvement in accident year losses in General Insurance as a result of underwriting discipline, increased use of reinsurance and a change in business mix in General Insurance;

•higher investment returns in our alternative investments portfolio and assets for which we elected the fair value option, including income from an initial public offering of a holding in the private equity portfolio and more robust equity markets and a decline in rates in the three-month period ended June 30, 2019 compared to an increase in rates and widening spreads in the prior year period;

•lower general and other operating expenses as a result of ongoing strategic initiatives to reduce costs; and

•higher net realized capital gains.

These increases were partially offset by:

•a net loss reserve discount charge in the three-month period ended June 30, 2019 compared to a loss reserve discount benefit in the three-month period ended June 30, 2018; and

•the impact of noncontrolling interest attributed to Fortitude Re results in the three-month period ended June 30, 2019 as discussed in Consolidated Results of Operations.

For further discussion see Consolidated Results of Operations.

AIG | Second Quarter 2019 Form 10-Q 77

ITEM 2 | Executive Summary

Net Income Attributable To AIG Common Shareholders Six Months Ended June 30, (in millions)

2019 and 2018 Year-to-Date Comparison

Net income attributable to AIG Common Shareholders decreased due to:

•net realized capital losses in the six-month period ended June 30, 2019 compared to net realized capital gains in the same period in the prior year;

•a net loss reserve discount charge in the six-month period ended June 30, 2019 compared to a loss reserve discount benefit in the six-month period ended June 30, 2018; and

•the impact of noncontrolling interest attributed to Fortitude Re results in the six-month period ended June 30, 2019 as discussed in Consolidated Results of Operations.

These decreases were partially offset by:

•improvement in accident year losses in General Insurance as a result of underwriting discipline, increased use of reinsurance and a change in business mix as well as lower catastrophe losses in General Insurance;

•higher investment returns in our alternative investments portfolio due to robust equity market returns in the six-month period ended June 30, 2019, income from an initial public offering of a holding in the private equity portfolio, and an increase in income from fixed maturity securities for which the fair value option was elected, compared to the same period in the prior year where returns were lower as a result of an increase in rates and widening spreads that occurred, as well as negative performance of our fair value option equity securities portfolio; and

•lower general and other operating expenses as a result of ongoing strategic initiatives to reduce costs.

For further discussion see Consolidated Results of Operations.

78 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Executive Summary

Adjusted Pre-Tax Income* Three Months Ended June 30, (in millions)

2019 and 2018 Quarterly Comparison

Adjusted pre-tax income increased primarily due to:

•higher investment returns in our alternative investments portfolio and assets for which we elected the fair value option, including income from an initial public offering of a holding in the private equity portfolio and more robust equity markets and a decline in rates in the three-month period ended June 30, 2019 compared to an increase in rates and widening spreads in the prior year period;

•lower general operating and other expenses as a result of ongoing strategic initiatives to reduce costs; and

•a General Insurance underwriting profit in the three-month period ended June 30, 2019 compared to an underwriting loss in the same period in the prior year driven by lower accident year losses as a result of underwriting discipline, increased use of reinsurance and a change in business mix.

*Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.
Adjusted Pre-Tax Income* Six Months Ended June 30, (in millions)

2019 and 2018 Year-to-Date Comparison

Adjusted pre-tax income increased primarily due to:

•higher investment returns in our alternative investments portfolio due to robust equity market returns in the six-month period ended June 30, 2019, income from an initial public offering of a holding in the private equity portfolio, and an increase in income from fixed maturity securities for which the fair value option was elected, compared to the same period in the prior year where returns were lower as a result of an increase in rates and widening spreads that occurred, as well as negative performance of our fair value option equity securities portfolio in the prior-year period;

•lower general operating and other expenses as a result of ongoing strategic initiatives to reduce costs; and

•a General Insurance underwriting profit in the six-month period ended June 30, 2019 compared to an underwriting loss in the same period in the prior year driven by lower catastrophe losses and lower accident year losses as a result of underwriting discipline, increased use of reinsurance and a change in business mix.

*Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG | Second Quarter 2019 Form 10-Q 79

ITEM 2 | Executive Summary

General Operating and Other Expenses Three Months Ended June 30, (in millions)

2019 and 2018 Quarterly Comparison

General operating and other expenses declined primarily due to lower employee related expenses and professional fee reductions pertaining to ongoing efficiency programs. The declines were partially offset by an increase in expenses caused by the acquisitions of Validus and Glatfelter in the third and fourth quarters of 2018, respectively.

In keeping with our broad and ongoing efforts to transform for long-term competitiveness, general operating and other expenses for the three-month periods ended June 30, 2019 and 2018 included approximately $60 million and $200 million, respectively, of pre-tax restructuring and other costs which were primarily comprised of employee severance charges and other exit costs related to organizational simplification, operational efficiency, and business rationalization.

General Operating and Other Expenses Six Months Ended June 30, (in millions)

2019 and 2018 Year-to-Date Comparison

General operating and other expenses declined primarily due to lower employee related expenses and professional fee reductions pertaining to ongoing efficiency programs. The declines were partially offset by an increase in expenses caused by the acquisitions of Validus and Glatfelter in the third and fourth quarters of 2018, respectively.

In keeping with our broad and ongoing efforts to transform for long-term competitiveness, general operating and other expenses for the six-month periods ended June 30, 2019 and 2018 included approximately $107 million and $224 million, respectively, of pre-tax restructuring and other costs which were primarily comprised of employee severance charges and other exit costs related to organizational simplification, operational efficiency, and business rationalization.

80 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Executive Summary

Return on Common Equity	Return on Common Equity

Adjusted Return on Common Equity*	Adjusted Return on Common Equity*

*Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

Book Value Per Common Share	Adjusted Book Value Per Common Share*

*Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG | Second Quarter 2019 Form 10-Q 81

ITEM 2 | Executive Summary

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in the first six months of 2019, characterized by factors such as the impact of historically low interest rates, uncertainties in the annuity marketplace resulting from legislative and regulatory initiatives aimed at re-evaluating the standard of care for sales of investment products and services, slowing global economic growth, global trade tensions and the UK’s pending withdrawal from its membership in the European Union (the EU) (commonly referred to as Brexit). Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

Impact of Changes in the Interest Rate Environment

While many benchmark U.S. interest rates rose to recent period highs in 2018, more recent concerns about weakness in U.S. economic expansion have led to declining interest rates over the first half of 2019, with key benchmark rates in the U.S. and in many developed markets close to historic lows. The low interest rate environment negatively affects sales of interest rate sensitive products in our industry and may negatively impact the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. On the other hand, if rates rise, some of these impacts may abate while there may be different impacts, some of which are highlighted below. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

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

The contractual provisions for renewal of crediting rates and guaranteed minimum crediting rates included in products may reduce spreads in a sustained low interest rate environment and thus reduce future profitability. Although this interest rate risk is partially mitigated through the asset-liability management process, product design elements and crediting rate strategies, a sustained low interest rate environment may negatively affect future profitability.

For additional information on our investment and asset-liability management strategies see Investments.

82 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Executive Summary

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

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 63 percent were crediting at the contractual minimum guaranteed interest rate at June 30, 2019. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 63 percent and 66 percent at June 30, 2019 and December 31, 2018, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning. In the core universal life business in our Life Insurance business, 65 percent of the account values were crediting at the contractual minimum guaranteed interest rate at June 30, 2019.

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
June 30, 2019		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$2,354	$3,056	$21,793	$27,203
> 1% - 2%	5,764	155	1,936	7,855
> 2% - 3%	12,000	255	72	12,327
> 3% - 4%	9,369	42	7	9,418
> 4% - 5%	527	-	4	531
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$30,048	$3,508	$23,817	$57,373
Group Retirement*
1%	$1,418	$2,573	$4,220	$8,211
> 1% - 2%	5,399	866	662	6,927
> 2% - 3%	14,888	4	-	14,892
> 3% - 4%	823	-	-	823
> 4% - 5%	7,098	-	-	7,098
> 5% - 5.5%	175	-	-	175
Total Group Retirement	$29,801	$3,443	$4,882	$38,126
Universal life insurance
1%	$-	$-	$-	$-
> 1% - 2%	90	24	373	487
> 2% - 3%	274	583	1,088	1,945
> 3% - 4%	1,529	486	7	2,022
> 4% - 5%	2,953	228	-	3,181
> 5% - 5.5%	261	-	-	261
Total universal life insurance	$5,107	$1,321	$1,468	$7,896
Total	$64,956	$8,272	$30,167	$103,395
Percentage of total	63%	8%	29%	100%

*Individual Retirement and Group Retirement amounts shown include fixed options within variable annuity products.
AIG | Second Quarter 2019 Form 10-Q 83

ITEM 2 | Executive Summary

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

Standard of Care Developments

The SEC, federal and state lawmakers and state insurance regulators continue their efforts at evaluating what is an appropriate regulatory framework around a standard of care for the sale of investment products and services. For example, on July 18, 2018, the New York State Department of Financial Services adopted a best interest standard of care regulation applicable to annuity and life transactions through issuance of the First Amendment to Insurance Regulation 187 – Suitability and Best Interests in Life Insurance and Annuity Transactions (Regulation 187). The compliance date for Regulation 187 is August 1, 2019 for annuity products and February 1, 2020 for life products. As amended, Regulation 187 requires producers to act in their client’s best interest when making point-of-sale and in-force recommendations, and provide in writing the basis for the recommendation, as well as the facts and analysis to support the recommendation. The amended regulation also imposes additional duties on life insurance companies in relation to these transactions, such as requiring insurers to establish and maintain procedures designed to prevent financial exploitation and abuse. We will implement and enhance processes and procedures, where needed, to comply with this regulation.

Additionally, on June 5, 2019, the SEC adopted a package of final rulemakings and interpretations, which include Regulation Best Interest (Regulation BI) and the creation of a new disclosure tool called Form CRS Relationship Summary. Regulation BI establishes new rules regarding the standard of care a broker must meet when making a recommendation to a retail customer in connection with the sale of a security or other covered recommendation. Form CRS requires enhanced disclosure by broker-dealers and investment advisors regarding client relationships and certain conflicts of interest issues. The compliance date for Regulation BI and Form CRS is June 30, 2020.

At the same time, the SEC issued two interpretative guidances regarding Regulation BI and Form CRS. One guidance addresses the SEC’s interpretation of the investment advisor standard of conduct, including details regarding the fiduciary duty owed to clients, required disclosures and the advisor’s continuous monitoring obligations. The other guidance clarifies when investment advice by broker-dealers is solely incidental to brokerage activity for purposes of the exclusion from SEC investment advisor registration. These two guidances became final upon publication in the Federal Register on July 12, 2019.

We expect that the SEC will continue to release guidance regarding these final rules and will further clarify its interpretations through the issuance of FAQs and other publications. We are evaluating the scope and full impact of this package of final rulemakings and interpretations on us and our customers, distribution partners, and financial advisors, while preparing for compliance with them. We will implement and enhance processes and procedures, where needed, to comply with the final rules and interpretations.

Other states, such as Nevada, New Jersey, and Massachusetts have also proposed similar standard of care regulations applicable to insurance producers and/or insurance companies.

We continue to closely follow these efforts and other relevant federal and state-level regulatory and legislative developments in this area. While we cannot predict the long-term impact of these developments on our Life and Retirement businesses, we believe our diverse product offerings and distribution relationships position us to compete effectively in this evolving marketplace.

84 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Executive Summary

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

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
Rate for 1 USD	2019	2018	Change	2019	2018	Change
Currency:
GBP	0.77	0.72	7%	0.77	0.73	5%
EUR	0.89	0.82	9%	0.88	0.82	7%
JPY	110.94	107.76	3%	110.72	109.19	1%

Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

Other Industry Developments

On September 7, 2017, the UK Ministry of Justice announced a proposal to increase the Ogden rate from negative 0.75 percent to between zero and one percent. Following this announcement, on December 20, 2018 the UK Parliament passed the Civil Liability Act 2018 which implements a new framework for determining the Ogden rate and requires the UK Ministry of Justice to start a review of the Ogden rate within 90 days of its commencement and review periodically thereafter. The Ministry of Justice concluded a public call for evidence on January 30, 2019 prior to beginning its first review. On July 15, 2019, the UK Ministry of Justice announced a change in the Ogden rate from negative 0.75 percent to negative 0.25 percent with an effective date of August 5, 2019.

AIG | Second Quarter 2019 Form 10-Q 85

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations on a reported basis for the three- and six-month periods ended June 30, 2019 and 2018. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see the Critical Accounting Estimates section of this MD&A and Part II, Item 7. MD&A — Critical Accounting Estimates in the 2018 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2019	2018	Change	2019	2018	Change
Revenues:
Premiums	$7,430	$7,207	3%	$15,500	$14,482	7%
Policy fees	769	763	1	1,504	1,527	(2)
Net investment income	3,745	3,065	22	7,624	6,326	21
Net realized capital gains (losses)	404	165	145	(42)	146	NM
Other income	213	431	(51)	431	862	(50)
Total revenues	12,561	11,631	8	25,017	23,343	7
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,802	5,505	5	12,481	11,172	12
Interest credited to policyholder account balances	967	935	3	1,907	1,851	3
Amortization of deferred policy acquisition costs	1,439	1,337	8	2,728	2,695	1
General operating and other expenses	2,140	2,323	(8)	4,193	4,594	(9)
Interest expense	360	299	20	709	576	23
Loss on extinguishment of debt	15	5	200	13	9	44
Net gain on sale of divested businesses	1	(25)	NM	(5)	(33)	85
Total benefits, losses and expenses	10,724	10,379	3	22,026	20,864	6
Income from continuing operations before
income tax expense	1,837	1,252	47	2,991	2,479	21
Income tax expense	446	321	39	663	598	11
Income from continuing operations	1,391	931	49	2,328	1,881	24
Loss from discontinued operations,
net of income tax expense	(1)	-	NM	(1)	(1)	-
Net income	1,390	931	49	2,327	1,880	24
Less: Net income (loss) attributable to
noncontrolling interests	281	(6)	NM	564	5	NM
Net income attributable to AIG	1,109	937	18	1,763	1,875	(6)
Less: Dividends on preferred stock	7	-	NM	7	-	NM
Net income attributable to AIG common shareholders	$1,102	$937	18%	$1,756	$1,875	(6)%

	June 30,	December 31,
(in millions, except per common share data)	2019	2018
Balance sheet data:
Total assets	$522,269	$491,984
Long-term debt	36,291	34,540
Total AIG shareholders’ equity	64,539	56,361
Book value per common share	73.63	65.04
Book value per common share, excluding AOCI	67.90	66.67
Adjusted book value per common share	56.89	54.95

86 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI and Book value per common share, excluding AOCI and DTA (Adjusted book value per common share), which are non-GAAP measures. For additional information see Use of Non-GAAP Measures.

	June 30,	December 31,
(in millions, except per common share data)	2019	2018
Total AIG shareholders' equity	$64,539	$56,361
Preferred equity	485	-
Total AIG common shareholders' equity	64,054	56,361
Accumulated other comprehensive income (loss)	4,991	(1,413)
Total AIG common shareholders' equity, excluding AOCI	59,063	57,774
Deferred tax assets	9,577	10,153
Adjusted common shareholders' equity	$49,486	$47,621

Total common shares outstanding	869,901,511	866,609,429
Book value per common share	$73.63	$65.04
Book value per common share, excluding AOCI	67.90	66.67
Adjusted book value per common share	56.89	54.95

The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(dollars in millions)	2019	2018	2019	2018	2018
Actual or annualized net income (loss) attributable to AIG
common shareholders	$4,408	$3,748	$3,512	$3,750	$(6)
Actual or annualized adjusted after-tax income attributable
to AIG common shareholders	5,088	3,844	5,320	3,848	1,064

Average AIG common shareholders' equity	$62,178	$61,989	$60,239	$63,050	$60,819
Average AOCI	3,560	1,225	1,902	2,639	1,193
Average AIG common shareholders' equity, excluding
average AOCI	58,618	60,764	58,337	60,411	59,626
Average DTA	9,752	10,034	9,885	10,186	10,133
Average adjusted AIG common shareholders' equity	$48,866	$50,730	$48,452	$50,225	$49,493
Return on common equity	7.1%	6.0%	5.8%	5.9%	0.0%
Adjusted return on common equity	10.4%	7.6%	11.0%	7.7%	2.1%

AIG | Second Quarter 2019 Form 10-Q 87

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to adjusted pre-tax income/adjusted after-tax income attributable to AIG:

Three Months Ended June 30,	2019				2018
		Total Tax				Total Tax
		(Benefit)	Noncontrolling	After		(Benefit)	Noncontrolling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(b)	Tax	Pre-tax	Charge	Interests	Tax
Pre-tax income/net income, including
noncontrolling interests	$1,837	$446	$-	$1,390	$1,252	$321	$-	$931
Noncontrolling interests			(281)	(281)			6	6
Pre-tax income/net income attributable to AIG	$1,837	$446	$(281)	$1,109	$1,252	$321	$6	$937
Dividends on preferred stock				7				-
Net income attributable to AIG common shareholders				$1,102				$937
Changes in uncertain tax positions and other tax adjustments		(27)	-	27		(3)	-	3
Deferred income tax valuation allowance charges		(7)	-	7		(7)	-	7
Changes in fair value of securities used to hedge
guaranteed living benefits	(75)	(16)	-	(59)	36	8	-	28
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	73	16	-	57	(1)	-	-	(1)
Changes in the fair value of equity securities	22	5	-	17	-	-	-	-
Favorable prior year development and
related amortization changes ceded
under retroactive reinsurance agreements	(125)	(27)	-	(98)	(32)	(7)	-	(25)
Loss on extinguishment of debt	15	4	-	11	5	1	-	4
Net realized capital gains(a)	(351)	(86)	-	(265)	(155)	(29)	-	(126)
Loss from discontinued operations				1				-
(Income) loss from divested businesses	1	-	-	1	(25)	(5)	-	(20)
Non-operating litigation reserves and settlements	-	(1)	-	1	12	2	-	10
Net loss reserve discount (benefit) charge	212	45	-	167	(14)	(3)	-	(11)
Integration and transaction costs associated with acquired
businesses	6	1	-	5	-	-	-	-
Restructuring and other costs	60	13	-	47	200	43	-	157
Professional fees related to regulatory or accounting changes	2	-	-	2	-	-	-	-
Noncontrolling interests primarily related to net realized capital
gains (losses) of Fortitude Holdings' standalone results(b)			249	249			(2)	(2)
Adjusted pre-tax income/Adjusted after-tax
income attributable to AIG common shareholders	$1,677	$366	$(32)	$1,272	$1,278	$321	$4	$961

Weighted average diluted shares outstanding				888.3				916.6
Income per common share attributable
to AIG common shareholders (diluted)				$1.24				$1.02
Adjusted after-tax income per common share								.
attributable to AIG common shareholders (diluted)				$1.43				$1.05

88 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Six Months Ended June 30,	2019				2018
		Total Tax				Total Tax
		(Benefit)	Noncontrolling	After		(Benefit)	Noncontrolling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(b)	Tax	Pre-tax	Charge	Interests	Tax
Pre-tax income/net income, including
noncontrolling interests	$2,991	$663	$-	$2,327	$2,479	$598	$-	$1,880
Noncontrolling interests			(564)	(564)			(5)	(5)
Pre-tax income/net income attributable to AIG	$2,991	$663	$(564)	$1,763	$2,479	$598	$(5)	$1,875
Dividends on preferred stock				7				-
Net income attributable to AIG common shareholders				$1,756				$1,875
Changes in uncertain tax positions and other tax adjustments		(15)	-	15		1	-	(1)
Deferred income tax valuation allowance (releases) charges		31	-	(31)		(37)	-	37
Changes in fair value of securities used to hedge
guaranteed living benefits	(171)	(36)	-	(135)	113	24	-	89
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	(26)	(5)	-	(21)	30	6	-	24
Changes in the fair value of equity securities	(57)	(12)	-	(45)	-	-	-	-
Unfavorable (favorable) prior year development and
related amortization changes ceded
under retroactive reinsurance agreements	(152)	(32)	-	(120)	2	-	-	2
Loss on extinguishment of debt	13	3	-	10	9	2	-	7
Net realized capital (gains) losses(a)	123	23	-	100	(136)	(30)	-	(106)
Loss from discontinued operations				1				1
Income from divested businesses	(5)	(1)	-	(4)	(33)	(7)	-	(26)
Non-operating litigation reserves and settlements	1	-	-	1	25	5	-	20
Net loss reserve discount (benefit) charge	685	144	-	541	(219)	(46)	-	(173)
Integration and transaction costs associated with acquired
businesses	13	3	-	10	-	-	-	-
Restructuring and other costs	107	23	-	84	224	48	-	176
Professional fees related to regulatory or accounting changes	2	-	-	2	-	-	-	-
Noncontrolling interests primarily related to net realized capital
gains (losses) of Fortitude Holdings' standalone results(b)			496	496			(1)	(1)
Adjusted pre-tax income/Adjusted after-tax
income attributable to AIG common shareholders	$3,524	$789	$(68)	$2,660	$2,494	$564	$(6)	$1,924

Weighted average diluted shares outstanding				882.9				920.9
Income per common share attributable
to AIG common shareholders (diluted)				$1.99				$2.04
Adjusted after-tax income per common share
attributable to AIG common shareholders (diluted)				$3.01				$2.09

(a)Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

(b)Noncontrolling interests is primarily due to the 19.9 percent investment in Fortitude Holdings by an affiliate of The Carlyle Group L.P. (Carlyle), which occurred in the fourth quarter of 2018. Carlyle is allocated 19.9 percent of Fortitude Holdings’ standalone financial results. Fortitude Holdings’ results are mostly eliminated in AIG’s consolidated income from continuing operations given that its results arise from intercompany transactions. Noncontrolling interests is calculated based on the standalone financial results of Fortitude Holdings. The most significant component of Fortitude Holdings’ standalone results concerns gains related to the change in fair value of embedded derivatives, which moved materially in the quarter due to lower rates and tightening credit spreads, and which are recorded in net realized capital gains and losses of Fortitude Holdings. In accordance with AIG's adjusted after-tax income definition, realized capital gains and losses are excluded from noncontrolling interests.

Fortitude Holdings’ summarized financial information (standalone results) is presented below:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Fortitude	AIG Noncontrolling	Fortitude	AIG Noncontrolling
(in millions)	Holdings	Interest	Holdings	Interest
Revenues	$565	$112	$1,171	$233
Expenses	449	89	921	183
Adjusted pre-tax income	116	23	250	50
Taxes on adjusted pre-tax income	24	5	52	11
Adjusted after-tax income, excluding realized capital gains	92	18	198	39

Net realized capital gains	1,599	318	3,172	631
Taxes on realized capital gains	336	67	666	133
After-tax net realized capital gains	1,263	251	2,506	498
Net income	$1,355	$269	$2,704	$537

AIG | Second Quarter 2019 Form 10-Q 89

ITEM 2 | Consolidated Results of Operations

QUARTERLY pre-tax income Comparison for 2019 and 2018

Increase in pre-tax income in the three-month period ended June 30, 2019 compared to the same period in 2018 is the result of:

•improvement in accident year losses in General Insurance as a result of underwriting discipline, increased use of reinsurance and a change in business mix in General Insurance;

•higher investment returns in our alternative investments portfolio and assets for which we elected the fair value option, including income from an initial public offering of a holding in the private equity portfolio and more robust equity markets and a decline in rates in the three-month period ended June 30, 2019 compared to an increase in rates and widening spreads in the prior year period;

•lower general and other operating expenses as a result of ongoing strategic initiatives to reduce costs, partially offset by the increase in expenses caused by the acquisitions of Validus and Glatfelter in the third and fourth quarters of 2018, respectively; and

•higher net realized capital gains in the three-month period ended June 30, 2019 compared to the same period in the prior year due to higher gains on sales of real estate investments, lower foreign exchange losses and realized capital gains on the sale of securities compared to realized capital losses in the same period in the prior year.

These increases were partially offset by a net loss reserve discount charge in the six-month period ended June 30, 2019 compared to a loss reserve discount benefit in the six-month period ended June 30, 2018.

Year-TO-Date pre-tax income Comparison for 2019 and 2018

Increase in pre-tax income in the six-month period ended June 30, 2019 compared to the same period in 2018 is the result of:

•improvement in accident year losses in General Insurance as a result of underwriting discipline, increased use of reinsurance and a change in business mix as well as lower catastrophe losses in General Insurance;

•higher investment returns in our alternative investments portfolio due to robust equity market returns in the six-month period ended June 30, 2019, income from an initial public offering of a holding in the private equity portfolio, and an increase in income from fixed maturity securities for which the fair value option was elected, compared to the same period in the prior year where returns were lower as a result of an increase in rates and widening spreads that occurred, as well as negative performance of our fair value option equity securities portfolio; and

•lower general and other operating expenses as a result of ongoing strategic initiatives to reduce costs, partially offset by the increase in expenses caused by the acquisitions of Validus and Glatfelter in the third and fourth quarters of 2018, respectively.

These increases were partially offset by:

•net realized capital losses in the six-month period ended June 30, 2019 compared to net realized capital gains in the same period in the prior year due to Life and Retirement variable annuity guaranteed living benefits, net of hedges, which reflected net realized capital losses in the six-month period ended June 30, 2019 compared to net realized capital gains in the six-month period ended June 30, 2018, primarily due to changes in the movement in the non-performance or “own credit” risk adjustment (NPA), which is not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results), partially offset by gains in fixed income securities due to credit spreads tightening; and

•a net loss reserve discount charge in the six-month period ended June 30, 2019 compared to a loss reserve discount benefit in the six-month period ended June 30, 2018.

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

90 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Consolidated Results of Operations

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

Income Tax expense analysis

For the three-month period ended June 30, 2019, the effective tax rate on income from continuing operations was 24.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, a net tax charge related to the accrual of IRS interest, state and local income taxes, non-deductible transfer pricing charges, U.S. tax imposed on GILTI earned by certain foreign subsidiaries, and valuation allowance activity related to certain foreign subsidiaries, partially offset by tax benefits associated with tax exempt income and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the six-month period ended June 30, 2019, the effective tax rate on income from continuing operations was 22.2 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the accrual of IRS interest, the effect of foreign operations, state and local income taxes, excess tax charges related to share based compensation payments recorded through the income statement, non-deductible transfer pricing charges, and U.S. tax imposed on GILTI earned by certain foreign subsidiaries, partially offset by tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and valuation allowance activity related to certain foreign subsidiaries. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

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

AIG | Second Quarter 2019 Form 10-Q 91

ITEM 2 | Business Segment Operations

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Core business:
General Insurance
North America	$718	$407	$1,652	$727
International	262	161	596	351
General Insurance	980	568	2,248	1,078
Life and Retirement
Individual Retirement	588	462	1,096	961
Group Retirement	293	250	525	532
Life Insurance	86	175	202	227
Institutional Markets	82	75	150	134
Life and Retirement	1,049	962	1,973	1,854
Other Operations	(415)	(374)	(802)	(716)
Consolidations, eliminations and other adjustments	(56)	(12)	(126)	(1)
Total Core	1,558	1,144	3,293	2,215
Legacy Portfolio	119	134	231	279
Adjusted pre-tax income (loss)	$1,677	$1,278	$3,524	$2,494

92 AIG | Second Quarter 2019 Form 10-Q

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

AIG | Second Quarter 2019 Form 10-Q 93

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

Our challenges include:

•long-tail Commercial Lines exposures that create added challenges to pricing and risk management;

•over capacity in certain lines of business that creates downward market pressure on pricing;

•tort environment volatility in certain jurisdictions and lines of business; and

•volatility in claims arising from natural and man-made catastrophes.

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

General Insurance – North America

Commercial Lines over recent years has experienced challenging market conditions, with widespread excess capacity increasing competition and suppressing rates across multiple classes of business. However, in more recent periods we are seeing growing market support for rate increases in certain U.S. liability segments (outside of workers’ compensation), with increasing traction in excess casualty, D&O and commercial auto, where rates are supported by a trend of higher loss cost inflation. On the shorter tailed lines, the market is supporting higher rates for accounts which suffered losses from major catastrophe events in 2017 and 2018. We continue to achieve positive rate increases across a number of lines and classes of business as a result of our disciplined underwriting strategy and focus on risk selection. Further we continue to reduce gross and net limits across a number of segments in line with our revised risk appetite.

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

The Commercial Lines market continues to be highly competitive, due to increased market capacity and ample availability of capital. Despite this, we continue to grow our most profitable segments and diversify our portfolio across all regions by expanding into new product lines (e.g., cyber), new client segments (e.g., middle market) and new distribution channels (e.g., digital and national brokers) while remaining a market leader in key developed and developing markets. Overall, Commercial lines are showing rate increases, although we have seen declines in Japan and Latin American countries. We are maintaining our underwriting discipline and continuing our risk selection strategy to improve profitability.

Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality, portfolio diversity, and low volatility of the short-tailed risk in these business lines.

94 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

General INSURANCE RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Underwriting results:
Net premiums written	$6,581	$6,977	(6)%	$12,614	$13,148	(4)%
(Increase) decrease in unearned premiums(a)	113	(407)	NM	793	105	NM
Net premiums earned	6,694	6,570	2	13,407	13,253	1
Losses and loss adjustment expenses incurred(b)	4,215	4,317	(2)	8,448	8,805	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,154	1,092	6	2,313	2,158	7
Other acquisition expenses	334	297	12	637	682	(7)
Total acquisition expenses	1,488	1,389	7	2,950	2,840	4
General operating expenses	844	953	(11)	1,683	1,948	(14)
Underwriting income (loss)	147	(89)	NM	326	(340)	NM
Net investment income	833	657	27	1,922	1,418	36
Adjusted pre-tax income	$980	$568	73%	$2,248	$1,078	109%
Loss ratio(b)	63.0	65.7	(2.7)	63.0	66.4	(3.4)
Acquisition ratio	22.2	21.1	1.1	22.0	21.4	0.6
General operating expense ratio	12.6	14.5	(1.9)	12.5	14.7	(2.2)
Expense ratio	34.8	35.6	(0.8)	34.5	36.1	(1.6)
Combined ratio(b)	97.8	101.3	(3.5)	97.5	102.5	(5.0)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.6)	(2.3)	(0.3)	(2.6)	(3.9)	1.3
Prior year development, net of (additional) return premium on loss sensitive business	0.9	0.8	0.1	1.0	1.2	(0.2)
Adjustment for ceded premiums under reinsurance contracts related to prior accident years and other	-	1.2	NM	0.2	0.5	(0.3)
Accident year loss ratio, as adjusted	61.3	65.4	(4.1)	61.6	64.2	(2.6)
Accident year combined ratio, as adjusted	96.1	101.0	(4.9)	96.1	100.3	(4.2)

(a) In the three- and six-month periods ended June 30, 2018, the underwriting loss included an additional $115 million of net premium earned for multi-year policies related to earlier accident years.

(b) Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

	Three Months Ended June 30,		Percentage Change in		Six Months Ended June 30,		Percentage Change in
(in millions)	2019	2018	U.S. dollars	Original Currency	2019	2018	U.S. dollars	Original Currency
North America(a)	$3,307	$3,236	2%	1%	$5,885	$5,275	12%	11%
International(a)(b)	3,274	3,741	(12)	(8)	6,729	7,873	(15)	(11)
Total net premiums written	$6,581	$6,977	(6)%	(4)%	$12,614	$13,148	(4)%	(2)%

(a) Includes $461 million and $1,544 million of Validus Net premiums written for North America in the three- and six-month periods ended June 30, 2019, respectively, and $225 million and $396 million of Validus Net premiums written for International in the three- and six-month periods ended June 30, 2019, respectively.

(b) As a result of the merger of AIUI Japan and Fuji Fire and Marine Insurance Company (Fuji), Fuji’s fiscal reporting period was conformed to that of AIUI Japan (Japan Merger Impact). Therefore, the six-month period ended June 30, 2018 included approximately $300 million for two additional months of Net premiums written.

AIG | Second Quarter 2019 Form 10-Q 95

ITEM 2 | Business Segment Operations | General Insurance

The following tables present General Insurance accident year catastrophes by geography(a) and number of events:

Catastrophes(b)

	# of	North
(in millions)	Events	America	International	Total
Three Months Ended June 30, 2019
Windstorms and hailstorms	10	$175	$3	$178
Tropical cyclone	-	(5)	1	(4)
Total catastrophe-related charges	10	$170	$4	$174
Three Months Ended June 30, 2018
Windstorms and hailstorms	4	$99	$16	$115
Wildfire	1	10	-	10
Earthquakes	1	(12)	27	15
Volcanic eruptions	1	10	-	10
Total catastrophe-related charges	7	$107	$43	$150
Six Months Ended June 30, 2019
Flooding	1	$-	$10	$10
Windstorms and hailstorms	13	328	5	333
Tropical cyclone	1	-	6	6
Total catastrophe-related charges	15	$328	$21	$349
Six Months Ended June 30, 2018
Windstorms and hailstorms	8	$372	$36	$408
Wildfire	1	11	-	11
Earthquakes	2	13	84	97
Volcanic eruptions	1	10	-	10
Total catastrophe-related charges	12	$406	$120	$526

(a)Geography: North America primarily includes insurance businesses in the United States, Canada and Bermuda. International includes insurance businesses in Japan, the United Kingdom, Europe, the Asia Pacific region, Latin America, Puerto Rico, Australia, the Middle East and Africa. Geography results are presented before consideration of internal reinsurance agreements.

(b)Natural and man-made catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and also include certain man-made events, such as terrorism and civil disorders that exceed the $10 million threshold.
96 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

North america Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Underwriting results:
Net premiums written	$3,307	$3,236	2%	$5,885	$5,275	12%
(Increase) decrease in unearned premiums(a)	(5)	(344)	99	570	309	84
Net premiums earned	3,302	2,892	14	6,455	5,584	16
Losses and loss adjustment expenses incurred(b)	2,286	2,115	8	4,475	4,268	5
Acquisition expenses:
Amortization of deferred policy acquisition costs	527	430	23	1,035	788	31
Other acquisition expenses	143	102	40	249	256	(3)
Total acquisition expenses	670	532	26	1,284	1,044	23
General operating expenses	351	372	(6)	712	727	(2)
Underwriting loss(a)	(5)	(127)	96	(16)	(455)	96
Net investment income	723	534	35	1,668	1,182	41
Adjusted pre-tax income	$718	$407	76%	$1,652	$727	127%
Loss ratio(b)	69.2	73.1	(3.9)	69.3	76.4	(7.1)
Acquisition ratio	20.3	18.4	1.9	19.9	18.7	1.2
General operating expense ratio	10.6	12.9	(2.3)	11.0	13.0	(2.0)
Expense ratio	30.9	31.3	(0.4)	30.9	31.7	(0.8)
Combined ratio(b)	100.1	104.4	(4.3)	100.2	108.1	(7.9)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(5.0)	(3.7)	(1.3)	(5.1)	(7.2)	2.1
Prior year development, net of (additional) return premium on loss sensitive business	1.7	1.6	0.1	1.8	2.1	(0.3)
Adjustment for ceded premiums under reinsurance contracts related to prior accident years and other	-	3.0	NM	0.5	1.5	(1.0)
Accident year loss ratio, as adjusted	65.9	74.0	(8.1)	66.5	72.8	(6.3)
Accident year combined ratio, as adjusted	96.8	105.3	(8.5)	97.4	104.5	(7.1)

(a)In the three- and six-month periods ended June 30, 2018, the underwriting loss included an additional $115 million of net premium earned for multi-year policies related to earlier accident years.

(b)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

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

Adjusted pre-tax income increased in the three- and six-month periods ended June 30, 2019 compared to the same periods in the prior year, primarily due to lower current accident year loss ratio, as adjusted, resulting from underwriting actions taken to strengthen our portfolio, higher net investment income reflecting higher income on fixed income securities and alternative investments, along with the impact from our strategic acquisitions of the Validus and Glatfelter.

Net premiums written increased in the three- and six-month periods ended June 30, 2019 compared to the same periods in the prior year due to the Validus and Glatfelter acquisitions, partially offset by underwriting actions taken to strengthen our portfolio and to maintain pricing discipline and higher ceded premiums due to the changes in 2019 reinsurance programs.

For a discussion of 2019 reinsurance programs see Part II, Item 7 Management's Discussion and Analysis of Financial Condition Results of Operation - Enterprise Risk Management in our 2018 Annual Report.

AIG | Second Quarter 2019 Form 10-Q 97

ITEM 2 | Business Segment Operations | General Insurance

North America Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2019 and 2018 Comparison

Adjusted pre-tax income increased primarily due to:

•the lower accident year loss ratio, as adjusted was primarily driven by a change in business mix including the Validus and Glatfelter acquisitions, improved new business and renewal terms, lower net severity of losses in North America Personal Insurance and changes in 2019 reinsurance programs which have reduced volatility;

•lower general operating expenses as a result of ongoing efforts to reduce expenses; and

•higher net investment income reflecting higher income on fixed income securities and alternative investments.

This increase was partially offset by higher acquisition expenses due to a change in business mix.

North America Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Adjusted pre-tax income increased primarily due to:

•higher net investment income reflecting higher income on alternative investments and fixed income securities;

•the lower accident year loss ratio, as adjusted was primarily driven by a change in business mix including the Validus and Glatfelter acquisitions, improved new business and renewal terms, lower net severity of losses in North America Personal Insurance and changes in 2019 reinsurance programs which have reduced volatility; and

•lower general operating expenses as a result of ongoing efforts to reduce expenses.

This increase was partially offset by higher acquisition expenses due to a change in business mix.

98 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

North America Net Premiums Written Three Months Ended June 30, (in millions)

Quarterly 2019 and 2018 Comparison

Net premiums written increased primarily due to the inclusion of the Validus and Glatfelter acquisitions.

This increase was partially offset by:

•lower production primarily in Retail Property, Excess Casualty, Excess and Surplus Commercial Property and Programs due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline; and

•higher ceded premiums due to the changes in 2019 reinsurance programs.

North America Net Premiums Written Six Months Ended June 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Net premiums written increased primarily due to the inclusion of the Validus and Glatfelter acquisitions.

This increase was partially offset by:

•lower production primarily in Excess Casualty, Retail Property, Excess and Surplus Commercial Property and Construction due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline; and

•higher ceded premiums due to the changes in 2019 reinsurance programs.

AIG | Second Quarter 2019 Form 10-Q 99

ITEM 2 | Business Segment Operations | General Insurance

North America Combined Ratios Three Months Ended June 30,

Quarterly 2019 and 2018 Comparison

The decrease in the combined ratio reflected a decrease in both the loss ratio and the expense ratio.

The lower accident year loss ratio, as adjusted was primarily driven by a change in business mix including the Validus and Glatfelter acquisitions, improved new business and renewal terms, lower net severity of losses in North America Personal Insurance and changes in 2019 reinsurance programs which have reduced volatility.

The decrease in the expense ratio reflected lower general operating expense ratio driven by ongoing expense reduction initiatives, partially offset by higher acquisition ratio primarily due to changes in business mix.

North America Combined Ratios Six Months Ended June 30,

Year-to-Date 2019 and 2018 Comparison

The decrease in the combined ratio reflected a decrease in both the loss ratio and the expense ratio.

The lower accident year loss ratio, as adjusted was primarily driven by a change in business mix including the Validus and Glatfelter acquisitions, improved new business and renewal terms, lower net severity of losses in North America Personal Insurance and changes in 2019 reinsurance programs which have reduced volatility.

The decrease in the expense ratio reflected lower general operating expense ratio driven by ongoing expense reduction initiatives, partially offset by higher acquisition ratio primarily due to changes in business mix.

100 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

International Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Underwriting results:
Net premiums written	$3,274	$3,741	(12)%	$6,729	$7,873	(15)%
(Increase) decrease in unearned premiums	118	(63)	NM	223	(204)	NM
Net premiums earned	3,392	3,678	(8)	6,952	7,669	(9)
Losses and loss adjustment expenses incurred	1,929	2,202	(12)	3,973	4,537	(12)
Acquisition expenses:
Amortization of deferred policy acquisition costs	627	662	(5)	1,278	1,370	(7)
Other acquisition expenses	191	195	(2)	388	426	(9)
Total acquisition expenses	818	857	(5)	1,666	1,796	(7)
General operating expenses	493	581	(15)	971	1,221	(20)
Underwriting income(a)	152	38	300	342	115	197
Net investment income	110	123	(11)	254	236	8
Adjusted pre-tax income	$262	$161	63%	$596	$351	70%
Loss ratio	56.9	59.9	(3.0)	57.1	59.2	(2.1)
Acquisition ratio	24.1	23.3	0.8	24.0	23.4	0.6
General operating expense ratio	14.5	15.8	(1.3)	14.0	15.9	(1.9)
Expense ratio	38.6	39.1	(0.5)	38.0	39.3	(1.3)
Combined ratio	95.5	99.0	(3.5)	95.1	98.5	(3.4)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(0.1)	(1.2)	1.1	(0.3)	(1.6)	1.3
Prior year development, net of (additional) return premium on loss sensitive business	0.1	0.2	(0.1)	0.3	0.5	(0.2)
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	-	-	NM	-	-	NM
Accident year loss ratio, as adjusted	56.9	58.9	(2.0)	57.1	58.1	(1.0)
Accident year combined ratio, as adjusted	95.5	98.0	(2.5)	95.1	97.4	(2.3)

(a)As result of the Japan Merger Impact, the six-month period ended June 30, 2018 includes two additional months of operating earnings increasing Net premiums written, Net premiums earned, Losses and loss adjustment expenses incurred, and Adjusted pre-tax income by approximately $300 million, $300 million, $200 million and $15 million, respectively.

Business and Financial Highlights

The International General Insurance business is focused on underwriting profits and improved efficiency, further improving underwriting margins, and growing profitably in segments and geographies that support our growth strategy.

Adjusted pre-tax income increased in the three- and six-month periods ended June 30, 2019 compared to the same periods in the prior year primarily due to lower general operating expenses, lower accident year loss ratio, lower catastrophe losses and inclusion of the Validus acquisition.

Net premiums written, excluding the impact of foreign exchange, decreased in the three-month period ended June 30, 2019 compared to the same period in the prior year primarily due to lower Accident & Health business in Asia Pacific and lower production primarily due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline, partially offset by inclusion of the Validus acquisition. In addition, net premiums written, excluding the impact of foreign exchange, decreased in the six-month period ended June 30, 2019 compared to the same period in the prior year due to the Japan Merger Impact in 2018 and higher ceded premiums due to changes in 2019 reinsurance programs.

AIG | Second Quarter 2019 Form 10-Q 101

ITEM 2 | Business Segment Operations | General Insurance

International Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2019 and 2018 Comparison

Adjusted pre-tax Income increased primarily due to:

•lower general operating expense driven by ongoing expense reduction initiatives;

•lower accident year loss ratio, as adjusted primarily driven by change in business mix and reduced loss severity;

•lower catastrophe losses; and

•inclusion of the Validus acquisition.

International Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Adjusted pre-tax Income increased primarily due to:

•lower general operating expense driven by the Japan Merger Impact in 2018 and ongoing expense reduction initiatives;

•lower catastrophe losses;

•inclusion of the Validus acquisition; and

•lower accident year loss ratio, as adjusted primarily driven by change in business mix and reduced loss severity.

102 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

International Net Premiums Written Three Months Ended June 30, (in millions)

Quarterly 2019 and 2018 Comparison

Net premiums written, excluding the impact of foreign exchange, decreased due to:

•lower Accident & Health business in Asia Pacific; and

•lower production primarily due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline.

This decrease was partially offset by:

•inclusion of the Validus acquisition.

International Net Premiums Written Six Months Ended June 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Net premiums written, excluding the impact of foreign exchange, decreased due to:

•the Japan Merger Impact in 2018;

•lower Accident & Health business in Asia Pacific;

•lower production primarily due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline; and

•higher ceded premiums due to changes in 2019 reinsurance programs.

This decrease was partially offset by:

•inclusion of the Validus acquisition.

AIG | Second Quarter 2019 Form 10-Q 103

ITEM 2 | Business Segment Operations | General Insurance

International Combined Ratios Three Months Ended June 30,

Quarterly 2019 and 2018 Comparison

The decrease in the combined ratio reflected a decrease in both the loss ratio and expense ratio.

This decrease in the loss ratio was primarily driven by:

•lower accident year loss ratio, as adjusted primarily driven by change in business mix and reduced loss severity; and

•lower catastrophe losses.

The slight decrease in the expense ratio was primarily due to lower general operating expense ratio driven by ongoing expense reduction initiatives, partially offset by a higher acquisition ratio mainly due to changes in business mix.

International Combined Ratios Six Months Ended June 30,

Year-to-Date 2019 and 2018 Comparison

The decrease in the combined ratio reflected a decrease in both the loss ratio and expense ratio.

This decrease in the loss ratio was primarily driven by:

•lower accident year loss ratio, as adjusted primarily driven by change in business mix and reduced loss severity; and

•lower catastrophe losses.

This decrease in the expense ratio reflected a lower general operating expense ratio driven by ongoing expense reduction initiatives partially offset by a higher acquisition ratio mainly due to changes business mix.

104 AIG | Second Quarter 2019 Form 10-Q

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

AIG | Second Quarter 2019 Form 10-Q 105

ITEM 2 | Business Segment Operations | Life and Retirement

Federal Home Loan Bank (FHLB) Funding Agreements are issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments. Funding agreements are issued by our U.S. Life and Retirement companies to FHLBs in their respective districts at floating rates over specified periods, which can be prepaid at our discretion. Proceeds are generally invested in fixed income securities and other suitable investments to generate spread income. These investment contracts do not have mortality or morbidity risk and are similar to GICs.

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

Institutional Markets continues to grow its assets under management (AUM) across multiple product lines, including stable value wrap, GICs and pension risk transfer annuities. Our growth strategy is opportunistic and allows us to pursue select transactions that meet our risk-adjusted return requirements.

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

Deliver Value Creation and Manage Capital by striving to deliver solid earnings through disciplined pricing, sustainable underwriting improvements, expense reductions, and diversification of risk, while optimizing capital allocation and efficiency within insurance entities to enhance return on common equity.

106 AIG | Second Quarter 2019 Form 10-Q

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

Our primary challenges include:

•a sustained low interest rate environment, which makes it difficult to profitably price new products and puts margin pressure on existing business due to lower reinvestment yields;

•increased competition in our primary markets, including aggressive pricing of annuities by private equity-backed annuity writers, increased competition and consolidation of employer groups in the group retirement planning market, and competitors with different profitability targets in the pension risk transfer space;

•increasingly complex new and proposed regulatory requirements, which have affected industry growth; and

•upgrading our technology and underwriting processes while managing general operating expenses.

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

AIG | Second Quarter 2019 Form 10-Q 107

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

life and retirement RESULTS

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2019	2018	Change	2019	2018	Change
Revenues:
Premiums	$598	$490	22%	$1,827	$936	95%
Policy fees	735	731	1	1,442	1,465	(2)
Net investment income	2,270	1,995	14	4,312	4,041	7
Other income	225	249	(10)	451	483	(7)
Total adjusted revenues	3,828	3,465	10	8,032	6,925	16
Benefits and expenses:
Policyholder benefits and losses incurred	1,021	770	33	2,587	1,600	62
Interest credited to policyholder account balances	900	869	4	1,787	1,723	4
Amortization of deferred policy acquisition costs	200	225	(11)	400	471	(15)
General operating and other expenses*	619	599	3	1,206	1,199	1
Interest expense	39	40	(3)	79	78	1
Total operating expenses	2,779	2,503	11	6,059	5,071	19
Adjusted pre-tax income	$1,049	$962	9%	$1,973	$1,854	6%

*Includes general operating expenses, non-deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

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

108 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Results

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2019	2018	Change		2019	2018	Change
Revenues:
Premiums	$16	$16	-%		$27	$28	(4)%
Policy fees	205	202	1		398	406	(2)
Net investment income	1,094	975	12		2,093	1,959	7
Advisory fee and other income	151	173	(13)		299	334	(10)
Benefits and expenses:
Policyholder benefits and losses incurred	51	85	(40)		82	132	(38)
Interest credited to policyholder account balances	436	415	5		860	827	4
Amortization of deferred policy acquisition costs	119	130	(8)		239	264	(9)
Non deferrable insurance commissions	78	80	(3)		155	161	(4)
Advisory fee expenses	56	67	(16)		110	121	(9)
General operating expenses	119	107	11		237	222	7
Interest expense	19	20	(5)		38	39	(3)
Adjusted pre-tax income	$588	$462	27%		$1,096	$961	14%
Fixed Annuities base net investment spread:
Base yield	4.57%	4.72%	(15)	bps	4.62%	4.66%	(4)	bps
Cost of funds	2.68	2.64	4		2.69	2.65	4
Fixed Annuities base net investment spread	1.89%	2.08%	(19)	bps	1.93%	2.01%	(8)	bps

Business and Financial Highlights

The market environment continues to reflect uncertainties in the annuity business resulting from a sustained low interest rate environment. Interest rates declined in the three- and six-month periods ended June 30, 2019 and remained low relative to historical levels. Excluding prior year deposits from FHLB funding agreements, premiums and deposits increased in the three- and six-month periods ended June 30, 2019 compared to the same periods in the prior year. Net flows in the three- and six-month periods ended June 30, 2019 remained negative but improved compared to the same periods in the prior year primarily due to higher deposits driven by increased Fixed and Index Annuities sales, offset by lower sales for the Variable Annuities and Retail Mutual Funds.

Adjusted pre-tax income increased in the three- and six-month periods ended June 30, 2019 compared to the same periods in the prior year, primarily driven by higher investment returns in our alternative investments portfolio due to gains from an initial public offering of a holding in the private equity portfolio, lower Variable Annuity DAC/SIA amortization and reserves from stronger equity market performance, non-recurring prior year DAC and reserve model adjustment, lower Fixed Annuity DAC amortization and reserves from policyholders reaching the end of the surrender charge period, higher base investment spread income primarily due to growth in Index Annuity assets from increased sales, and higher gains on securities for which the fair value option was elected due to tightening spreads and lower rates. Partially offsetting these increases were lower fee income and advisory fees, net of expenses, primarily driven by negative Variable Annuity and Retail Mutual Fund net flows, lower Variable Annuity and Retail Mutual Fund average AUM due to the equity market decline at the end of 2018, as well as prior year non-recurring payments on structured securities, lower affordable housing returns, and higher Index Annuity DAC amortization and reserves mostly driven by sales growth.

AIG | Second Quarter 2019 Form 10-Q 109

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2019 and 2018 Comparison

Adjusted pre-tax income increased primarily due to:

•higher net investment returns in our alternative investments portfolio including income from an initial public offering of a holding in the private equity portfolio, higher gains on securities for which the fair value option was elected mostly due to lower rates, partially offset by lower gains on affordable housing; and

•stronger equity market performance, which contributed to decreases in Variable Annuity DAC amortization and reserves, non-recurring prior year DAC and reserve model adjustment, and lower Fixed Annuity DAC amortization due to policyholders reaching the end of the surrender charge period, partially offset by higher Index Annuity DAC amortization driven by growth in sales.

Partially offsetting these increases were:

•lower policy and advisory fee income net of expenses due to negative Variable Annuity and Retail Mutual Fund net flows and a decrease in Variable Annuity and Retail Mutual Fund average AUM related to the equity market decline at the end of 2018.

Individual Retirement Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Adjusted pre-tax income increased primarily due to:

•higher net investment returns in our alternative investments portfolio, including income from an initial public offering of a holding in the private equity portfolio, higher gains on securities for which the fair value option was elected, growth in income from base portfolio due to higher invested assets, and higher accretion income, partially offset by lower affordable housing returns, and prior-year non-recurring payments on structured securities; and

•stronger equity market performance, which contributed to decreases in Variable Annuity DAC amortization and reserves, non-recurring prior year DAC and reserve model adjustment, and lower Fixed Annuity DAC amortization due to policyholders reaching the end of the surrender charge period, partially offset by higher Index Annuity DAC amortization driven by growth in sales and DAC model adjustments.

Partially offsetting these increases were:

•lower Variable Annuity policy and advisory fee income net of expenses due to negative Variable Annuity and Retail Mutual Fund net flows and a decrease in Variable Annuity and Retail Mutual Fund average AUM related to the equity market decline at the end of 2018.

110 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums remained flat in the three- and six-month periods ended June 30, 2019 compared to the same periods in the prior year.

Premiums and deposits is a non-GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts, FHLB funding agreements and mutual funds under administration.

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

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Premiums	$16	$16	$27	$28
Deposits	3,852	3,408	8,027	7,755
Other	(3)	(2)	(3)	(3)
Premiums and deposits	$3,865	$3,422	$8,051	$7,780

The following table presents surrenders as a percentage of average reserves:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Surrenders as a percentage of average reserves
Fixed Annuities	7.9%	8.1%	8.0%	7.7%
Variable and Index Annuities	6.4	6.3	6.3	6.3

The following table presents reserves for Fixed Annuities and Variable and Index Annuities by surrender charge category:

	June 30, 2019		December 31, 2018
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$28,707	$22,738	$30,036	$19,036
Greater than 0% - 2%	1,143	7,997	1,037	6,229
Greater than 2% - 4%	3,782	13,120	2,429	9,781
Greater than 4%	15,914	32,425	15,217	33,244
Non-surrenderable	1,634	501	1,608	474
Total reserves	$51,180	$76,781	$50,327	$68,764

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For Fixed Annuities, the proportion of reserves subject to surrender charge at June 30, 2019 has increased compared to December 31, 2018 due to improved net flows driven by higher Fixed Annuity sales, combined with fewer policyholders reaching the end of the surrender charge period in 2019 compared to 2018. The increase in reserves with no surrender charge for Variable and Index Annuities at June 30, 2019 compared to December 31, 2018 is due to normal aging of business.

AIG | Second Quarter 2019 Form 10-Q 111

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows Three Months Ended June 30, (in millions)

Quarterly 2019 and 2018 Comparison

•Fixed Annuities premiums and deposits increased primarily due to higher bank and broker dealer distribution sales driven by favorable market conditions. Net flows improved primarily due to higher premiums and deposits.

•Variable and Index Annuities premiums and deposits increased primarily due to higher Index annuity sales driven by growth in all key distribution channels partially offset by decline in variable annuity premiums and deposits driven by lower broker dealer and bank distribution sales. Index annuity net flows increased primarily due to higher sales partially offset by higher surrenders. Variable annuity net flows remained negative and deteriorated primarily due to a decline in sales and higher surrenders.

•Retail Mutual Funds net flows remained negative but improved due to lower surrenders and withdrawals offset by lower deposits due to industry trends in the U.S. and the impact of underperformance within our largest fund.

Individual Retirement Premiums and Deposits (P&D) and Net Flows Six Months Ended June 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

•Fixed Annuities premiums and deposits increased primarily due to higher broker dealer and bank distribution sales driven by favorable market conditions. Net flows improved primarily due to higher premiums and deposits, partially offset by increased surrenders.

•Variable and Index Annuities premiums and deposits increased primarily due to higher Index annuity sales driven by growth in all key distribution channels partially offset by a decline in variable annuity premiums and deposits driven by lower broker dealer and bank distribution sales. Index annuity net flows increased primarily due to higher sales partially offset by higher surrenders. Variable annuity net flows remained negative and deteriorated primarily due to a decline in sales offset by lower surrenders.

•Funding Agreements premiums and deposits in the six-month period ended June 30, 2018 reflected deposits from the FHLB funding agreements, which were excluded from reported net flows.

•Retail Mutual Funds net flows remained negative and deteriorated reflecting lower deposits, offset by lower surrenders and withdrawals due to industry trends in the U.S. and the impact of underperformance within our largest fund.

112 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Results

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2019	2018	Change		2019	2018	Change
Revenues:
Premiums	$5	$15	(67)%		$9	$21	(57)%
Policy fees	106	112	(5)		206	224	(8)
Net investment income	618	542	14		1,159	1,124	3
Advisory fee and other income	61	61	-		125	122	2
Benefits and expenses:
Policyholder benefits and losses incurred	17	22	(23)		27	38	(29)
Interest credited to policyholder account balances	285	276	3		567	551	3
Amortization of deferred policy acquisition costs	22	26	(15)		34	51	(33)
Non deferrable insurance commissions	27	28	(4)		55	57	(4)
Advisory fee expenses	24	19	26		47	41	15
General operating expenses	111	98	13		222	200	11
Interest expense	11	11	-		22	21	5
Adjusted pre-tax income	$293	$250	17%		$525	$532	(1)%
Base net investment spread:
Base yield	4.60%	4.56%	4	bps	4.59%	4.54%	5	bps
Cost of funds	2.72	2.69	3		2.74	2.70	4
Base net investment spread	1.88%	1.87%	1	bps	1.85%	1.84%	1	bps

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. However, external factors, including increased competition and the consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement’s customer retention. Excluding deposits from FHLB funding agreement, premiums and deposits decreased in the three- and six-month periods ended June 30, 2019 compared to the same periods in the prior year. Premiums and deposits in 2018 included deposits from FHLB funding agreement. Net flows remained negative but improved in the three- and six-month periods ended June 30, 2019 compared to the same periods in the prior year primarily due to lower surrenders, partially offset by decreased premiums and deposits.

Adjusted pre-tax income increased in the three- month period ended June 30, 2019 compared to the same period in the prior year primarily driven by higher net investment returns in our alternative investments portfolio, including income from an initial public offering of a holding in the private equity portfolio and lower variable annuity DAC amortization and reserves due to higher equity market performance. Adjusted pre-tax income decreased for the six-month period ended June 30, 2019 compared to the same period in the prior year due to lower fee income, higher general operating expenses and prior year receipt of non-recurring payments on structured securities. Partially offsetting these decreases were gains on alternative investments from higher private equity income and lower variable annuity DAC amortization and reserves due to higher equity market performance.

AIG | Second Quarter 2019 Form 10-Q 113

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2019 and 2018 Comparison

Adjusted pre-tax income increased primarily due to:

•higher net investment returns in our alternative investments portfolio, including income from an initial public offering of a holding in the private equity portfolio and higher gains on securities for which the fair value option was elected;

•an increase in base net investment spread primarily due to higher average invested assets and higher reinvestment yields, partially offset by higher interest credited; and

•lower variable annuity DAC amortization and reserves due to more robust equity market performance.

Partially offsetting these increases were:

•higher general operating expenses primarily due to continued investment in people and technology.

Group Retirement Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Adjusted pre-tax income decreased primarily due to:

•lower policy and advisory fees, net of expenses primarily driven by decrease in average separate account and mutual fund assets; and

•higher general operating expenses primarily due to continued investment in people and technology.

Partially offsetting these decreases were:

•higher net investment returns in our alternative investment portfolio, including income from an initial public offering of a holding in the private equity portfolio and higher gains on securities for which the fair value option was elected offset by the prior year receipt of non-recurring payments on structured securities;

•an increase in base net investment spread primarily due to higher average invested assets and higher reinvestment yields, partially offset by higher interest credited; and

•lower variable annuity DAC amortization and reserves due to stronger equity market performance.

114 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in the three- and six-month periods ended June 30, 2019, which primarily represents immediate annuities, decreased compared to the same periods in the prior year. Overall, premiums is not a significant driver of the Group Retirement results.

Premiums and deposits is a non-GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts and mutual funds under administration. Premiums and deposits included FHLB funding agreement in 2018.

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

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Premiums	$5	$15	$9	$21
Deposits	2,042	2,330	4,101	4,396
Premiums and deposits	$2,047	$2,345	$4,110	$4,417

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Surrenders as a percentage of average reserves and mutual funds	8.4%	10.9%	10.2%	10.5%

The following table presents reserves for Group Retirement annuities by surrender charge category:

	June 30,		December 31,
(in millions)	2019	(a)	2018	(a)
No surrender charge(b)	$70,023		$65,500
Greater than 0% - 2%	1,262		650
Greater than 2% - 4%	778		1,115
Greater than 4%	5,871		5,868
Non-surrenderable	614		612
Total reserves	$78,548		$73,745

(a)Excludes mutual fund assets under administration of $20.4 billion and $17.9 billion at June 30, 2019 and December 31, 2018, respectively.

(b)Group Retirement amounts in this category include General Account reserves of approximately $6.2 billion and $6.3 billion, June 30, 2019 and December 31, 2018, respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and General Account reserves of $4.9 billion and $4.7 billion at June 30, 2019 and December 31, 2018, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.

Group Retirement annuities are typically subject to a five- to seven-year surrender charge period, depending on the product. At June 30, 2019, Group Retirement annuity reserves increased compared to the same period in the prior year primarily due to higher equity market performance. The surrender rate in the three- and six-month periods ended June 30, 2019 decreased due to lower surrenders compared to large plan surrenders in the same periods in the prior year.

AIG | Second Quarter 2019 Form 10-Q 115

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended June 30, (in millions)

Quarterly 2019 and 2018 Comparison

Net flows remained negative but improved primarily due to lower surrenders, partially offset by decreased deposits. External factors including consolidation of healthcare providers and other employers in target markets continue to impact Group Retirement customer retention.

Group Retirement Premiums and Deposits and Net Flows Six Months Ended June 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Net flows remained negative but improved primarily due to lower surrenders offset by decreased deposits. There were no large plan surrenders for the three-months period ended June 30, 2019 compared to approximately $566 million of large plan surrenders for the six-month period ended June 30, 2019. External factors including consolidation of healthcare providers and other employers in target markets continue to impact Group Retirement customer retention. Premiums and deposits in 2018 reflected deposits from FHLB funding agreement, which were excluded from reported net flows.

116 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance Results

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2019	2018	Change	2019	2018	Change
Revenues:
Premiums	$425	$418	2%	$820	$797	3%
Policy fees	381	377	1	754	754	-
Net investment income	335	282	19	626	575	9
Other income	13	15	(13)	27	27	-
Benefits and expenses:
Policyholder benefits and losses incurred	731	571	28	1,369	1,217	12
Interest credited to policyholder account balances	92	94	(2)	184	189	(3)
Amortization of deferred policy acquisition costs	58	68	(15)	125	154	(19)
Non deferrable insurance commissions	28	20	40	40	42	(5)
General operating expenses	153	158	(3)	294	312	(6)
Interest expense	6	6	-	13	12	8
Adjusted pre-tax income	$86	$175	(51)%	$202	$227	(11)%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Results for the three- and six-month periods ended June 30, 2019 reflect growth in international life and health premiums and group premiums primarily due to the acquisition of Ellipse in the UK, offset by lower group benefit premiums in the U.S. Adjusted pre-tax income decreased in the three- and six-month periods ended June 30, 2019 compared to the same periods in the prior year primarily due to prior year non-recurring favorable actuarial adjustments to universal life and prior year non-recurring favorable ceded premium reinsurance adjustments, and current period unfavorable reinsurance valuation allowance adjustment offset by higher net investment income from gains on alternative investments due to higher private equity income, higher gains on calls, and favorable mortality experience.

Life Insurance Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2019 and 2018 Comparison

Adjusted pre-tax income decreased primarily due to:

•prior year favorable U.S. reserve and reinsurance adjustments and an unfavorable reinsurance valuation allowance adjustment in 2019.

Partially offsetting these decreases were:

•higher investment returns in our alternative investments portfolio, including income from an initial public offering of a holding in the private equity portfolio, and higher gains on calls; and

•favorable mortality experience in the U.S.

AIG | Second Quarter 2019 Form 10-Q 117

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Adjusted pre-tax income decreased primarily due to:

•prior year favorable U.S. reserve and reinsurance adjustments and an unfavorable valuation reinsurance allowance adjustment in 2019.

Partially offsetting these decreases were:

•higher investment returns in our alternative investments portfolio, including income from an initial public offering of a holding in the private equity portfolio, and higher gains on calls; and

•favorable mortality experience in the U.S.

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life, international life and health and group benefits. Premiums, excluding the effect of foreign exchange, increased in the three- and six-month periods ended June 30, 2019 compared to the same periods in the prior year. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Premiums	$425	$418	$820	$797
Deposits	413	410	819	822
Other	194	152	388	330
Premiums and deposits	$1,032	$980	$2,027	$1,949

118 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits Three Months Ended June 30, (in millions)

Quarterly 2019 and 2018 Comparison

Premiums and deposits, excluding the effect of foreign exchange, increased primarily due to growth in domestic term life and international life, including the acquisition of Ellipse in the U.K. These increases were partially offset by lower U.S. group premiums as a result of the strategic decision to refocus the business at the end of 2016.

Life Insurance Premiums and Deposits Six Months Ended June 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Premiums and deposits, excluding the effect of foreign exchange, increased primarily due to growth in domestic term life and international life, including the acquisition of Ellipse in the U.K. These increases were partially offset by lower U.S. group premiums as a result of the strategic decision to refocus the business at the end of 2016.

AIG | Second Quarter 2019 Form 10-Q 119

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional markets Results

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2019	2018	Change	2019	2018	Change
Revenues:
Premiums	$152	$41	271%	$971	$90	NM	%
Policy fees	43	40	8	84	81	4
Net investment income	223	196	14	434	383	13
Benefits and expenses:
Policyholder benefits and losses incurred	222	92	141	1,109	213	421
Interest credited to policyholder account balances	87	84	4	176	156	13
Amortization of deferred policy acquisition costs	1	1	-	2	2	-
Non deferrable insurance commissions	7	7	-	15	14	7
General operating expenses	16	15	7	31	29	7
Interest expense	3	3	-	6	6	-
Adjusted pre-tax income	$82	$75	9%	$150	$134	12%

Business and Financial Highlights

Institutional Markets continued to opportunistically grow its AUM, which drove the increase in net investment income over recent years. Product distribution continues to be strong and the business is focused on maintaining pricing discipline to achieve attractive risk adjusted returns.

Institutional Markets Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2019 and 2018 Comparison

Increase in premiums and policyholder benefits was primarily due to pension risk transfer business written in the second quarter of 2019. Growth in reserves and AUM drove the increase in net investment income with similar impact to policyholder benefits and interest credited.

Adjusted pre-tax income increased primarily due to:

•higher net investment income due to growing asset base and gains from an initial public offering of a holding in the private equity portfolio; and

•favorable mortality experience.

120 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional Markets Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Increase in premiums and policyholder benefits was primarily due to pension risk transfer business written during 2019. Growth in reserves and AUM drove the increase in net investment income with similar impact to policyholder benefits and interest credited.

Adjusted pre-tax income increased primarily due to:

•higher net investment income due to gains from an initial public offering of a holding in the private equity portfolio, and higher invested assets resulting from growth in Pension Risk Transfer and GICs.

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums increased in the three- and six-month periods ended June 30, 2019 compared to the same periods in the prior year primarily driven by the pension risk transfer business written in 2019.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct premiums as well as deposits received on investment-type annuity contracts, including GICs. Deposits also include FHLB funding agreements.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Premiums	$152	$41	$971	$90
Deposits	108	565	394	1,973
Other	8	46	15	52
Premiums and deposits	$268	$652	$1,380	$2,115

AIG | Second Quarter 2019 Form 10-Q 121

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits Three Months Ended June 30, (in millions)

Quarterly 2019 and 2018 Comparison

Premiums and deposits decreased due to lower GIC deposits, partially offset by higher pension risk transfer sales. The shift in premium and deposit mix is consistent with Institutional Markets’ strategy to opportunistically grow and diversify its portfolio.

Institutional Markets Premiums and Deposits Six Months Ended June 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Premiums and deposits decreased due to $1.4 billion of FHLB agreements in 2018 offset by higher pension risk transfer sales and lower deposits of GICs. The shift in premium and deposit mix is consistent with Institutional Markets’ strategy to opportunistically grow and diversify its portfolio.

122 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Other Operations

Other Operations

The following table presents Other Operations results:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2019	2018	Change	2019	2018	Change
Adjusted pre-tax income (loss) by activities:
Parent and Other:
Corporate general operating expenses	$(198)	(184)	(8)%	$(381)	$(337)	(13)%
Interest expense	(320)	(258)	(24)	(623)	(496)	(26)
All other income (expense), net	103	68	51	202	117	73
Total Parent and Other	(415)	(374)	(11)	(802)	(716)	(12)
Consolidation, eliminations and other adjustments	(56)	(12)	(367)	(126)	(1)	NM
Adjusted pre-tax loss	$(471)	$(386)	(22)%	$(928)	$(717)	(29)%

quaRterly 2019 and 2018 Comparison

Parent and Other adjusted pre-tax loss increased compared to the same period in the prior year due to higher interest expense driven by debt issuances partially offset by higher income from investments.

Year-To-date 2019 and 2018 Comparison

Parent and Other adjusted pre-tax loss increased compared to the same period in prior year due to higher interest expense driven by debt issuances at the end of the first quarter of 2018 and 2019. This increase was partially offset by higher income from investments.

AIG | Second Quarter 2019 Form 10-Q 123

ITEM 2 | Business Segment Operations | Legacy Portfolio

Legacy Portfolio

Legacy Portfolio represents exited or discontinued product lines, policy forms or distribution channels. Effective February 2018, our Bermuda-domiciled composite reinsurer, Fortitude Re, is included in our Legacy Portfolio.

•Legacy Life and Retirement Run-Off Lines - Reserves consist of certain structured settlements, pension risk transfer annuities and single premium immediate annuities written prior to April 2012. Also includes exposures to whole life, long-term care and exited accident & health product lines.

•Legacy General Insurance Run-Off Lines - Reserves consist of excess workers’ compensation, environmental exposures and exposures to other products within General Insurance that are no longer actively marketed. Also includes the remaining reserves in Eaglestone Reinsurance Company (Eaglestone).

•Legacy Investments – Includes investment classes that we have placed into run-off including holdings in direct investments as well as investments in global capital markets and global real estate.

BUSINESS STRATEGY

For Legacy insurance lines, securing the interests of our policyholders and insureds is paramount. We have considered and continue to evaluate the following strategies for these lines:

•Third-party and affiliated reinsurance and retrocessions to improve capital efficiency.

•Commutations of assumed reinsurance and direct policy buy-backs.

•Enhanced insured policyholder options and claims resolution strategies.

•Enhanced asset liability management and expense management.

For Legacy investments, our business strategy is to maximize liquidity to AIG Parent and minimize book value impairments while sourcing for our insurance companies attractive assets for their portfolios.

SALE OF NONCONTROLLING INTEREST IN FORTITUDE

Fortitude Re was established during the first quarter of 2018 in connection with a series of affiliated reinsurance transactions related to our Legacy Portfolio. Those reinsurance transactions were designed to consolidate most of our Legacy Insurance Run-Off Lines into a single legal entity. As of June 30, 2019, the affiliated transactions included the cession of approximately $31 billion of reserves from our Legacy Life and Retirement Run-Off Lines and approximately $4 billion of reserves from our Legacy General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries. In the second quarter of 2018, we formed Fortitude Holdings to act as a holding company for Fortitude Re.

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

124 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Legacy Portfolio

LEGACY PORTFOLIO RESULTS

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2019	2018	Change	2019	2018	Change
Revenues:
Premiums	$127	$134	(5)%	$245	$275	(11)%
Policy fees	32	32	-	62	62	-
Net investment income	603	623	(3)	1,178	1,188	(1)
Other income (loss)	(22)	(8)	(175)	(39)	92	NM
Total adjusted revenues	740	781	(5)	1,446	1,617	(11)
Benefits and expenses:
Policyholder benefits and losses and loss adjustment
expenses incurred	474	453	5	906	959	(6)
Interest credited to policyholder account balances	54	63	(14)	108	122	(11)
Amortization of deferred policy acquisition costs	14	19	(26)	32	37	(14)
General operating and other expenses	74	104	(29)	159	204	(22)
Interest expense	5	8	(38)	10	16	(38)
Total benefits and expenses	621	647	(4)	1,215	1,338	(9)
Adjusted pre-tax income	$119	$134	(11)%	$231	$279	(17)%
Adjusted pre-tax income by type:
General Insurance Run-Off Lines	$43	$44	(2)%	$58	$106	(45)%
Life and Retirement Run-Off Lines	38	58	(34)	125	86	45
Legacy Investments	38	32	19	48	87	(45)
Adjusted pre-tax income	$119	$134	(11)%	$231	$279	(17)%

					June 30,	December 31,
(in millions)					2019	2018
Selected Balance Sheet Data
Legacy Investments, net of related debt					$2,008	2,529
Legacy General Insurance run-off reserves					5,498	5,498
Legacy Life and Retirement run-off reserves					38,010	36,614

Business and Financial Highlights

Legacy insurance lines, including those ceded to Fortitude Re, continue to run-off as anticipated for Legacy General Insurance and Legacy Life and Retirement Run-Off Lines. Legacy investments have been reduced significantly over the last several years declining from $6.7 billion at December 31, 2016 to $2.0 billion at June 30, 2019. The remaining Legacy investments primarily include structured credit junior notes for which we have elected the fair value option and real estate investments.

AIG | Second Quarter 2019 Form 10-Q 125

ITEM 2 | Business Segment Operations | Legacy Portfolio

Legacy Portfolio Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2019 and 2018 Comparison

Adjusted pre-tax income decreased due to lower Legacy Life and Retirement earnings compared to the second quarter of 2018 due to an increase in structured settlements reserves and lower premiums.

These decreases were partially offset by higher Legacy Investments earnings compared to the second quarter of 2018 due to the decline in general operating expenses partially offset by the continued decrease in net assets of the portfolio.

Legacy General Insurance earnings were consistent compared to the second quarter of 2018.

Legacy Portfolio Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Adjusted pre-tax income decreased due to:

•Lower Legacy General Insurance earnings compared to the first half of 2018 due to lower net investment income and lower premiums driven by the continued run-off of the Legacy General Insurance portfolio; and

•Lower Legacy Investment earnings compared to the first half of 2018 due to the continued decrease in net assets of the Legacy Investments Portfolio.

These decreases were partially offset by higher Legacy Life and Retirement earnings compared to the first half of 2018 due to an adjustment in reserves related to payout annuities in the first half of 2018, which did not impact the first half of 2019.

126 AIG | Second Quarter 2019 Form 10-Q

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

Investment Highlights in the Six Months Ended June 30, 2019

•A drop in interest rates and narrowing credit spreads resulted in a net unrealized gain in our investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $15.5 billion as of June 30, 2019 from approximately $3.6 billion as of December 31, 2018.

•We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk compared to return characteristics to improve yields and increase net investment income.

•We experienced higher investment returns in our alternative investments portfolio due to robust equity market returns in the six-month period ended June 30, 2019, income from an initial public offering of a holding in the private equity portfolio, and an increase in income from fixed maturity securities for which the fair value option was elected. This compares to the same period in the prior year where returns were lower as a result of an increase in rates and widening spreads that occurred, as well as negative performance of our fair value option equity securities portfolio.

•During the first quarter of 2019, we sold our remaining investment in People’s Insurance Company (Group) of China Limited and PICC Property & Casualty Company Limited.

•Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

Investment Strategies

Investment strategies are based on considerations that include the local and general market conditions, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization and diversification.

Some of our key investment strategies are as follows:

•Fixed maturity securities held by the U.S. insurance companies included in General Insurance consist of a mix of instruments that meet our current risk-return, tax, liquidity, credit quality and diversification objectives.

•Outside of the U.S., fixed maturity securities held by General Insurance companies consist primarily of high-grade securities generally denominated in the currencies of the countries in which we operate.

•Our fundamental strategy across all of our investment portfolios is to optimize the duration characteristics of the assets within a target range based on comparable liability characteristics, to the extent practicable.

•AIG Parent, included in Other Operations, actively manages its assets and liabilities in terms of products, counterparties and duration. AIG Parent’s liquidity sources are held primarily in the form of cash, short-term investments and publicly traded, investment-grade rated fixed maturity securities. Based upon an assessment of its immediate and longer-term funding needs, AIG Parent purchases publicly traded, investment-grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity.

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

AIG | Second Quarter 2019 Form 10-Q 127

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

The General Insurance companies invest primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies and also invest in structured securities collateralized by, among other assets, residential and commercial real estate and commercial mortgage loans. While invested assets backing reserves of the General Insurance companies are primarily invested in conventional fixed maturity securities, we have continued to allocate a portion of our investment activity into asset classes that offer higher yields, particularly in the domestic operations. In addition, we continue to invest in both fixed rate and floating rate asset-backed investments for their risk-return attributes, as well as to manage our exposure to potential changes in interest rates. This asset diversification has maintained stable average yields while the overall credit ratings of our fixed maturity securities were largely unchanged. We expect to continue to pursue this investment strategy to meet the General Insurance companies’ liquidity, duration and credit quality objectives as well as current risk-return and tax objectives.

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

Fixed maturity securities of the General Insurance companies’ domestic operations, with an average duration of 3.6 years, are currently comprised of corporate bonds, structured securities, taxable municipal bonds and government and agency bonds as well as tax-exempt securities, which provide attractive risk-adjusted after-tax returns. The majority of these high quality investments are rated A or higher based on composite ratings.

Fixed maturity securities held in the General Insurance companies’ foreign operations are of high quality, primarily rated A or higher based on composite ratings, with an average duration of 3.4 years.

The investment strategy of the Life and Retirement companies is to maximize net investment income and portfolio value, subject to liquidity requirements, capital constraints, diversification requirements, asset-liability management and available investment opportunities.

The Life and Retirement companies use asset-liability management as a primary tool to monitor and manage risk in their businesses. The Life and Retirement companies' fundamental investment strategy is to maintain a diversified, high to medium quality portfolio of fixed maturity securities that, to the extent practicable, complements the characteristics of liabilities, including duration, which is a measure of sensitivity to changes in interest rates. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, certain portfolios are shorter in duration and others are longer in duration. An extended low interest rate environment may result in a lengthening of liability durations from initial estimates, primarily due to lower lapses, which may require us to further extend the duration of the investment portfolio.

The Life and Retirement companies invest primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans.

In addition, the Life and Retirement companies seek to enhance returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields. While a diversified portfolio of alternative investments remains a fundamental component of the investment strategy of the Life and Retirement companies, we have reduced the overall size of the hedge fund portfolio, in light of changing market conditions and perceived market opportunities.

Fixed maturity securities of the Life and Retirement companies domestic operations, with an average duration of 7.6 years, are comprised primarily of taxable corporate bonds, as well as taxable municipal and government bonds, and agency and non-agency structured securities. The majority of these investments are held in the available for sale portfolio and are rated investment grade based on its composite ratings.

Fixed maturity securities held in the Life and Retirement companies foreign operations are of high quality, primarily rated A or higher based on composite ratings, with an average duration of 18.6 years.

128 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Investments

NAIC Designations of Fixed Maturity Securities

The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC) evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1’ highest quality, or ‘2’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. The NAIC has adopted revised rating methodologies for certain structured securities, including non-agency RMBS and CMBS, which are intended to enable a more precise assessment of the value of such structured securities and increase the accuracy in assessing expected losses to better determine the appropriate capital requirement for such structured securities. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of AIG subsidiaries fixed maturity security portfolio by NAIC Designation, and the distribution by composite AIG credit rating, which is generally based on ratings of the three major rating agencies.

For a full description of the composite AIG credit ratings see Credit Ratings.

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

June 30, 2019
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$92,216	$74,002	$166,218	$6,676	$7,119	$2,023	$201	$16,019	$182,237
Mortgage-backed, asset-backed and collateralized	63,357	3,383	66,740	573	436	63	3,896	4,968	71,708
Total*	$155,573	$77,385	$232,958	$7,249	$7,555	$2,086	$4,097	$20,987	$253,945

* Excludes $2.1 billion of fixed maturity securities for which no NAIC Designation is available.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

June 30, 2019
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$92,091	$74,496	$166,587	$6,439	$7,759	$1,452	$15,650	$182,237
Mortgage-backed, asset-backed and collateralized	51,026	4,232	55,258	900	707	14,843	16,450	71,708
Total*	$143,117	$78,728	$221,845	$7,339	$8,466	$16,295	$32,100	$253,945

*Excludes $2.1 billion of fixed maturity securities for which no NAIC Designation is available.

Credit Ratings

At June 30, 2019, approximately 89 percent of our fixed maturity securities were held by our domestic entities. Approximately 16 percent of these securities were rated AAA by one or more of the principal rating agencies, and approximately 14 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At June 30, 2019, approximately 24 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 6 percent were below investment grade or not rated. Approximately 30 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

AIG | Second Quarter 2019 Form 10-Q 129

ITEM 2 | Investments

Composite AIG Credit Ratings

With respect to our fixed maturity securities, the credit ratings in the table below and in subsequent tables reflect: (a) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the rating assigned by the NAIC SVO (99 percent of total fixed maturity securities), or (b) our equivalent internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC. The “Non-rated” category in those tables consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us.

For a discussion of credit risks associated with Investments see Enterprise Risk Management.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(in millions)	2019	2018	2019	2018	2019	2018
Rating:
Other fixed maturity
securities
AAA	$11,368	$11,170	$2,128	$2,619	$13,496	$13,789
AA	30,758	27,766	137	106	30,895	27,872
A	46,580	40,142	1,459	1,356	48,039	41,498
BBB	74,465	69,564	322	300	74,787	69,864
Below investment grade	15,814	14,511	7	-	15,821	14,511
Non-rated	1,149	1,333	-	-	1,149	1,333
Total	$180,134	$164,486	$4,053	$4,381	$184,187	$168,867
Mortgage-backed, asset-
backed and collateralized
AAA	$28,583	$28,859	$591	$481	$29,174	$29,340
AA	13,756	12,019	682	911	14,438	12,930
A	7,150	6,964	290	290	7,440	7,254
BBB	4,073	4,058	159	152	4,232	4,210
Below investment grade	11,838	12,923	4,587	5,096	16,425	18,019
Non-rated	27	82	99	104	126	186
Total	$65,427	$64,905	$6,408	$7,034	$71,835	$71,939
Total
AAA	$39,951	$40,029	$2,719	$3,100	$42,670	$43,129
AA	44,514	39,785	819	1,017	45,333	40,802
A	53,730	47,106	1,749	1,646	55,479	48,752
BBB	78,538	73,622	481	452	79,019	74,074
Below investment grade	27,652	27,434	4,594	5,096	32,246	32,530
Non-rated	1,176	1,415	99	104	1,275	1,519
Total	$245,561	$229,391	$10,461	$11,415	$256,022	$240,806

130 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Investments

Available-for-Sale Investments

The following table presents the fair value of our available-for-sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2019	2018
Bonds available for sale:
U.S. government and government sponsored entities	$4,228	$3,260
Obligations of states, municipalities and political subdivisions	15,946	16,001
Non-U.S. governments	15,400	14,525
Corporate debt	144,560	130,700
Mortgage-backed, asset-backed and collateralized:
RMBS	33,176	34,377
CMBS	13,624	12,701
CDO/ABS	18,627	17,827
Total mortgage-backed, asset-backed and collateralized	65,427	64,905
Total bonds available for sale*	$245,561	$229,391

*At both June 30, 2019 and December 31, 2018, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $28.8 billion.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	June 30,	December 31,
(in millions)	2019	2018
Japan	$1,768	$1,645
Canada	1,083	1,038
France	1,077	905
Germany	737	783
United Kingdom	600	794
Indonesia	498	453
United Arab Emirates	497	454
Norway	429	380
Netherlands	427	518
Singapore	405	373
Other	7,935	7,227
Total	$15,456	$14,570

AIG | Second Quarter 2019 Form 10-Q 131

ITEM 2 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	June 30, 2019
			Non-			December 31,
		Financial	Financial	Structured		2018
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$1,077	$1,826	$1,623	$-	$4,526	$4,442
Germany	737	164	2,602	-	3,503	3,246
Netherlands	427	1,124	1,050	119	2,720	2,571
Ireland	64	131	467	1,057	1,719	1,494
Belgium	204	130	886	-	1,220	1,175
Spain	41	243	874	-	1,158	1,068
Italy	1	89	403	-	493	507
Luxembourg	-	28	353	-	381	377
Finland	103	51	38	-	192	228
Austria	159	3	5	-	167	156
Other - EuroZone	571	80	246	-	897	929
Total Euro-Zone	$3,384	$3,869	$8,547	$1,176	$16,976	$16,193
Remainder of Europe:
United Kingdom	$600	$4,040	$8,713	$2,523	$15,876	$16,139
Switzerland	31	1,237	777	-	2,045	2,010
Norway	429	45	148	-	622	566
Sweden	142	350	123	-	615	639
Russian Federation	159	29	183	-	371	240
Other - Remainder of Europe	124	48	131	-	303	271
Total - Remainder of Europe	$1,485	$5,749	$10,075	$2,523	$19,832	$19,865
Total	$4,869	$9,618	$18,622	$3,699	$36,808	$36,058

Investments in Municipal Bonds

At June 30, 2019, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 91 percent of the portfolio rated A or higher.

132 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Investments

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	June 30, 2019
	State	Local		Total	December 31,
	General	General		Fair	2018
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$7	$410	$2,681	$3,098	$3,134
California	718	410	1,926	3,054	2,813
Texas	151	574	885	1,610	1,692
Illinois	48	144	864	1,056	979
Massachusetts	309	-	383	692	811
Florida	50	-	449	499	542
Virginia	9	1	467	477	541
Ohio	51	5	418	474	485
Georgia	106	87	271	464	445
Washington	193	-	248	441	473
Washington D.C.	11	-	338	349	340
Pennsylvania	126	5	215	346	353
Missouri	-	-	280	280	248
All other states(a)	473	350	2,283	3,106	3,145
Total(b)(c)	$2,252	$1,986	$11,708	$15,946	$16,001

(a)We did not have material credit exposure to the government of Puerto Rico.

(b)Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)Includes $435 million of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	June 30,	December 31,
(in millions)	2019	2018
Financial institutions:
Money Center/Global Bank Groups	$10,911	$9,602
Regional banks — other	681	630
Life insurance	3,472	3,201
Securities firms and other finance companies	377	389
Insurance non-life	5,409	4,648
Regional banks — North America	6,944	6,263
Other financial institutions	12,259	9,966
Utilities	18,500	17,542
Communications	10,022	9,249
Consumer noncyclical	18,805	16,410
Capital goods	7,599	7,237
Energy	13,061	12,350
Consumer cyclical	10,237	9,498
Basic	5,496	5,271
Other	20,787	18,444
Total*	$144,560	$130,700

*At both June 30, 2019 and December 31, 2018, approximately 89 percent of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 5.3 percent and 5.4 percent at June 30, 2019 and December 31, 2018, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

AIG | Second Quarter 2019 Form 10-Q 133

ITEM 2 | Investments

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2019	2018
Agency RMBS	$15,231	$14,695
Alt-A RMBS	9,131	9,780
Subprime RMBS	2,866	2,982
Prime non-agency	4,895	6,211
Other housing related	1,053	709
Total RMBS(a)(b)	$33,176	$34,377

(a)Includes approximately $9.6 billion and $10.3 billion at June 30, 2019 and December 31, 2018, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired (PCI) Securities see Note 6.

(b)The weighted average expected life was six years at June 30, 2019 and seven years at December 31 2018.

Our underwriting practices for investing in RMBS, other asset-backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2019	2018
CMBS (traditional)	$10,719	$9,975
Agency	2,155	2,047
Other	750	679
Total	$13,624	$12,701

The fair value of CMBS holdings remained stable during the second quarter of 2019. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	June 30,	December 31,
(in millions)	2019	2018
Collateral Type:
Bank loans (CLO)	$9,242	$8,164
Other	55	56
Total	$9,297	$8,220

134 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Investments

Commercial Mortgage Loans

At June 30, 2019, we had direct commercial mortgage loan exposure of $33.4 billion. All commercial mortgage loans were current or performing according to their restructured terms.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
June 30, 2019
State:
New York	99	$2,243	$4,313	$527	$378	$100	$-	$7,561	23%
California	73	488	1,364	267	528	823	48	3,518	10
Texas	51	382	1,181	182	101	145	-	1,991	6
New Jersey	44	1,108	46	374	76	28	33	1,665	5
Florida	88	399	192	583	222	218	35	1,649	5
Massachusetts	13	540	246	550	26	-	-	1,362	4
Illinois	18	456	443	10	19	-	20	948	3
Washington D.C.	12	400	306	-	-	18	-	724	2
Pennsylvania	24	81	21	550	47	25	-	724	2
Ohio	26	177	10	195	245	-	5	632	2
Other states	221	1,954	780	1,304	732	456	72	5,298	16
Foreign	77	3,784	1,000	963	599	664	355	7,365	22
Total*	746	$12,012	$9,902	$5,505	$2,973	$2,477	$568	$33,437	100%
December 31, 2018
State:
New York	98	$2,009	$4,082	$512	$393	$100	$-	$7,096	22%
California	78	490	1,308	283	535	831	48	3,495	11
Texas	53	344	1,256	185	102	125	5	2,017	6
New Jersey	45	1,049	45	422	41	28	33	1,618	5
Florida	87	358	159	589	224	218	35	1,583	5
Massachusetts	14	635	243	549	26	-	-	1,453	4
Illinois	18	456	444	11	19	-	22	952	3
Pennsylvania	25	80	21	567	47	25	-	740	2
Washington D.C.	12	401	311	-	-	19	-	731	2
Ohio	27	179	10	199	235	-	5	628	2
Other states	228	1,869	790	1,326	773	460	73	5,291	16
Foreign	79	3,320	1,201	1,002	679	717	359	7,278	22
Total*	764	$11,190	$9,870	$5,645	$3,074	$2,523	$580	$32,882	100%

*Does not reflect allowance for credit losses.

For additional discussion on commercial mortgage loans see Note 7 to the Consolidated Financial Statements in the 2018 Annual Report.

AIG | Second Quarter 2019 Form 10-Q 135

ITEM 2 | Investments

Impairments

The following table presents impairments by investment type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$30	$36	$113	$123
Other impairments:
Other investments	1	-	1	-
Real estate	12	61	32	71
Total	$43	$97	$146	$194

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

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Total
Three Months Ended June 30, 2019
Impairment Type:
Change in intent	$-	$-	$-	$-	$-
Foreign currency declines	-	-	-	3	3
Issuer-specific credit events	6	-	4	15	25
Adverse projected cash flows	2	-	-	-	2
Total	$8	$-	$4	$18	$30
Three Months Ended June 30, 2018
Impairment Type:
Change in intent	$-	$-	$-	$-	$-
Foreign currency declines	-	-	-	6	6
Issuer-specific credit events	9	-	7	14	30
Adverse projected cash flows	-	-	-	-	-
Total	$9	$-	$7	$20	$36
Six Months Ended June 30, 2019
Impairment Type:
Change in intent	$-	$-	$-	$3	$3
Foreign currency declines	-	-	-	9	9
Issuer-specific credit events	12	1	10	73	96
Adverse projected cash flows	5	-	-	-	5
Total	$17	$1	$10	$85	$113
Six Months Ended June 30, 2018
Impairment Type:
Change in intent	$-	$-	$-	$49	$49
Foreign currency declines	-	-	-	12	12
Issuer-specific credit events	24	2	13	23	62
Adverse projected cash flows	-	-	-	-	-
Total	$24	$2	$13	$84	$123
136 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Investments

We recorded other-than-temporary impairment charges in the six months ended June 30, 2019 and 2018 related to:

•issuer-specific credit events;

•securities that we intend to sell or for which it is more likely than not that we will be required to sell;

•declines due to foreign exchange rates;

•adverse changes in estimated cash flows on certain structured securities; and

•securities that experienced severe market valuation declines.

In addition, impairments are recorded on real estate.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $197 million and $121 million in the three-month periods ended June 30, 2019 and 2018, respectively, and $250 million and $269 million in the six-month periods ended June 30, 2019 and 2018, respectively.

For a discussion of our other-than-temporary impairment accounting policy see Note 6 to the Consolidated Financial Statements in the 2018 Annual Report.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2019	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$10,229	$100	1,600	$60	$17	2	$-	$-	-	$10,289	$117	1,602
7-11 months	4,028	53	449	-	-	-	-	-	-	4,028	53	449
12 months or more	13,725	318	1,843	172	53	21	17	11	5	13,914	382	1,869
Total	$27,982	$471	3,892	$232	$70	23	$17	$11	5	$28,231	$552	3,920
Below investment
grade bonds
0-6 months	$5,746	$299	1,652	$323	$111	23	$4	$3	3	$6,073	$413	1,678
7-11 months	609	24	144	10	2	7	-	-	-	619	26	151
12 months or more	1,824	90	535	161	44	38	19	15	10	2,004	149	583
Total	$8,179	$413	2,331	$494	$157	68	$23	$18	13	$8,696	$588	2,412
Total bonds
0-6 months	$15,975	$399	3,252	$383	$128	25	$4	$3	3	$16,362	$530	3,280
7-11 months	4,637	77	593	10	2	7	-	-	-	4,647	79	600
12 months or more	15,549	408	2,378	333	97	59	36	26	15	15,918	531	2,452
Total(e)	$36,161	$884	6,223	$726	$227	91	$40	$29	18	$36,927	$1,140	6,332

(a)Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)Represents the percentage by which fair value is less than cost at June 30, 2019.

(c)For bonds, represents amortized cost.

(d)The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)Item count is by CUSIP by subsidiary.

AIG | Second Quarter 2019 Form 10-Q 137

ITEM 2 | Investments

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the three- and six-month periods ended June 30, 2019 was primarily attributable to increases in the fair value of fixed maturity securities. For the six-month period ended June 30, 2019, net unrealized gains related to fixed maturity securities increased by $11.9 billion due primarily to a decrease in rates and a narrowing of credit spreads.

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

For further discussion of our investment portfolio see also Note 6 to the Condensed Consolidated Financial Statements.

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Sales of fixed maturity securities	$87	$(13)	$56	$(3)
Sales of equity securities	-	-	-	16
Other-than-temporary impairments:
Change in intent	-	-	(3)	(49)
Foreign currency declines	(3)	(6)	(9)	(12)
Issuer-specific credit events	(25)	(30)	(96)	(62)
Adverse projected cash flows	(2)	-	(5)	-
Provision for loan losses	14	(26)	(10)	(50)
Foreign exchange transactions	(2)	(187)	(39)	(134)
Variable annuity embedded derivatives, net of related hedges	(40)	36	(301)	183
All other derivatives and hedge accounting	207	375	135	150
Other	168	16	230	107
Net realized capital gains (losses)	$404	$165	$(42)	$146

Higher net realized capital gains in the three-month period ended June 30, 2019 compared to the same period in the prior year due primarily to gains on sales of securities versus losses in the prior year, and lower foreign exchange losses versus the prior period. Net realized capital losses in the six-month period ended June 30, 2019 compared to gains in the same period in the prior year due primarily to derivative losses versus gains in the prior period.

Net realized capital gains in the three- and six-month periods ended June 30, 2018 were primarily related to derivative gains, which more than offset other-than-temporary impairment charges and foreign exchange losses.

Variable annuity embedded derivatives, net of related hedges, reflected losses in the three- and six-month periods ended of June 30, 2019 compared to gains in the same periods in the prior year primarily due to changes in the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with guaranteed minimum withdrawal benefits (GMWB) embedded derivative, which are not hedged as part of our economic hedging program

For additional discussion of market risk management related to these product features see MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies Key Risks – Variable Annuity Risk Management and Hedging Programs in the 2018 Annual Report. For more information on the economic hedging target and the impact to pre-tax income of this program see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results in this MD&A.

For further discussion of our investment portfolio see also Note 6 to the Condensed Consolidated Financial Statements.

138 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business:

	June 30, 2019			December 31, 2018
	Net liability for	Reinsurance	Gross liability	Net liability for	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	unpaid losses	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	and loss	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation
(net of discount)	$4,628	$5,665	$10,293	$4,772	$5,318	$10,090
U.S. Excess Casualty	5,067	4,953	10,020	4,715	4,576	9,291
U.S. Other Casualty	4,333	4,642	8,975	4,288	4,661	8,949
U.S. Financial Lines	5,202	1,977	7,179	5,315	1,960	7,275
U.S. Property and Special risks	5,461	2,590	8,051	6,534	2,748	9,282
U.S. Personal Insurance	1,347	992	2,339	1,706	1,001	2,707
UK/Europe Casualty and Financial Lines	6,218	1,280	7,498	7,022	1,789	8,811
UK/Europe Property and Special risks	3,032	1,119	4,151	2,988	1,251	4,239
UK/Europe and Japan Personal Insurance	2,016	521	2,537	2,264	553	2,817
Other product lines	6,212	2,389	8,601	6,105	2,522	8,627
Unallocated loss adjustment expenses	1,791	1,299	3,090	1,834	1,307	3,141
Total General Insurance	45,307	27,427	72,734	47,543	27,686	75,229

Legacy Portfolio - Run-off Lines:
U.S. Run-off Long Tail Insurance lines
(net of discount)	3,873	3,611	7,484	3,862	3,689	7,551
Other run-off product lines	111	65	176	104	66	170
Unallocated loss adjustment expenses	386	114	500	397	115	512
Total Legacy Portfolio - Run-off Lines	4,370	3,790	8,160	4,363	3,870	8,233

Other Operations (Blackboard)	47	116	163	43	134	177

Total	$49,724	$31,333	$81,057	$51,949	$31,690	$83,639

*Includes loss reserve discount of $1.8 billion and $2.0 billion as of June 30, 2019 and December 31, 2018, respectively. For discussion of loss reserve discount see Note 10 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2019 Form 10-Q 139

ITEM 2 | Insurance Reserves

PRIOR YEAR DEVELOPMENT

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
General Insurance:
North America*	$(61)	$(54)	$(121)	$(132)
International	(5)	(7)	(17)	(37)
Total General Insurance	$(66)	$(61)	$(138)	$(169)
Legacy Portfolio - Run-off Lines	3	(2)	1	(4)
Total prior year (favorable) unfavorable development	$(63)	$(63)	$(137)	$(173)

*Includes the amortization attributed to the deferred gain at inception from the NICO adverse development reinsurance agreement of $58 million and $57 million for the three-month periods ended June 30, 2019 and 2018, respectively, and $116 million and $119 million for the six-month periods ended June 30, 2019 and 2018, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(126) million and $(19) million for the three-month periods ended June 30, 2019 and 2018, respectively, and $(124) million and $(10) million for the six-month periods ended June 30, 2019 and 2018, respectively. The related changes in amortization of the deferred gain were $(2) million and $13 million for the three-month periods ended June 30, 2019 and 2018, respectively, and $26 million and $(10) million for the six-month periods ended June 30, 2019 and 2018, respectively.

Net Loss Development

In the three-and six -month periods ended June 30, 2019, we recognized favorable prior year loss reserve development of $63 million and $137 million, respectively.

The development in the three-month period ending June 30, 2019 was primarily driven by:

North America

•amortization of the deferred gain from the adverse development reinsurance agreement with NICO for accident years 2015 and prior;

•favorable development on Commercial lines; and

•adverse development from Personal Insurance.

International

•favorable development on Europe and Japan Personal Insurance;

•favorable development on Other product lines; and

•adverse development in Europe Property and Special Risks, Europe Casualty and Financial Lines.

The development in the six month-period ended June 30, 2019 was primarily driven by:

North America

•amortization of the deferred gain from the adverse development reinsurance agreement with NICO in accident years 2015 and prior;

•favorable development on Commercial lines; and

•adverse development from Personal Insurance.

International

•favorable development on Europe and Japan Personal Insurance;

•favorable development on Europe Property and Special Risks; and

•adverse development in Europe Casualty and Financial Lines driven by large excess casualty claims.

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

140 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Insurance Reserves

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended June 30, 2019
(in millions)	Total	2018	2017 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(157)	$(2)	$(155)
U.S. Excess casualty	38	41	(3)
U.S. Other casualty	79	18	61
U.S. Financial lines	(10)	-	(10)
U.S. Property and special risks	(30)	(11)	(19)
U.S. Personal insurance	9	6	3
Other product lines	10	(1)	11
Total General Insurance North America	$(61)	$51	$(112)
General Insurance International:
UK/Europe casualty and financial lines	$3	$-	$3
UK/Europe property and special risks	5	19	(14)
UK/Europe and Japan Personal insurance	(7)	(2)	(5)
Other product lines	(6)	16	(22)
Total General Insurance International	$(5)	$33	$(38)

Legacy Portfolio - Run-off Lines	3	47	(44)

Total prior year (favorable) unfavorable development	$(63)	$131	$(194)

Three Months Ended June 30, 2018
(in millions)	Total	2017	2016 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(25)	$-	$(25)
U.S. Excess casualty	(15)	-	(15)
U.S. Other casualty	-	22	(22)
U.S. Financial lines	(10)	(1)	(9)
U.S. Property and special risks	(51)	(53)	2
U.S. Personal insurance	42	46	(4)
Other product lines	5	4	1
Total General Insurance North America	$(54)	$18	$(72)
General Insurance International:
UK/Europe casualty and financial lines	$-	$(1)	$1
UK/Europe property and special risks	(5)	(10)	5
UK/Europe and Japan Personal insurance	(23)	(29)	6
Other product lines	21	15	6
Total General Insurance International	$(7)	$(25)	$18

Legacy Portfolio - Run-off Lines	(2)	46	(48)

Total prior year (favorable) unfavorable development	$(63)	$39	$(102)

AIG | Second Quarter 2019 Form 10-Q 141

ITEM 2 | Insurance Reserves

Six Months Ended June 30, 2019
(in millions)	Total	2018	2017 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(176)	$-	$(176)
U.S. Excess casualty	55	41	14
U.S. Other casualty	70	18	52
U.S. Financial lines	(20)	-	(20)
U.S. Property and special risks	(76)	(5)	(71)
U.S. Personal insurance	18	(6)	24
Other product lines	8	(1)	9
Total General Insurance North America	$(121)	$47	$(168)
General Insurance International:
UK/Europe casualty and financial lines	$54	$3	$51
UK/Europe property and special risks	(28)	17	(45)
UK/Europe and Japan Personal insurance	(51)	(45)	(6)
Other product lines	8	(16)	24
Total General Insurance International	$(17)	$(41)	$24

Legacy Portfolio - Run-off Lines	1	49	(48)

Total prior year (favorable) unfavorable development	$(137)	$55	$(192)

Six Months Ended June 30, 2018
(in millions)	Total	2017	2016 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(45)	$-	$(45)
U.S. Excess casualty	(30)	-	(30)
U.S. Other casualty	(17)	21	(38)
U.S. Financial lines	(22)	(3)	(19)
U.S. Property and special risks	(120)	(116)	(4)
U.S. Personal insurance	99	102	(3)
Other product lines	3	5	(2)
Total General Insurance North America	$(132)	$9	$(141)
General Insurance International:
UK/Europe casualty and financial lines	$1	$-	$1
UK/Europe property and special risks	(2)	(13)	11
UK/Europe and Japan Personal insurance	(63)	(44)	(19)
Other product lines	27	27	-
Total General Insurance International	$(37)	$(30)	$(7)

Legacy Portfolio - Run-off Lines	(4)	43	(47)

Total prior year (favorable) unfavorable development	$(173)	$22	$(195)

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

142 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Insurance Reserves

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of June 30, 2019 and as of December 31, 2018, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	June 30,	December 31,
(in millions)	2019	2018
Gross Covered Losses
Covered reserves before discount	$20,989	$23,033
Inception to date losses paid	21,220	19,331
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$17,209	$17,364

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,767	$13,891
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	3,579	3,703
Discount on ceded losses(a)	(1,287)	(1,719)
Pre-tax deferred gain before amortization	2,292	1,984
Inception to date amortization of deferred gain at inception	(577)	(461)
Inception to date amortization attributed to changes in deferred gain(b)	(153)	(141)
Deferred gain liability reflected in AIG's balance sheet	$1,562	$1,382

(a)For the period from inception to June 30, 2019, the accretion of discount and a reduction in effective interest rates was offset by changes in estimates of the amount and timing of future recoveries under the adverse development reinsurance agreement.

(b)Excluded from our definition of APTI.

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Balance at beginning of year, net of discount	$1,613	$1,013	$1,382	$1,167
Unfavorable prior year reserve development ceded to NICO(a)	(126)	(15)	(124)	(7)
Amortization attributed to deferred gain at inception(b)	(58)	(57)	(116)	(119)
Amortization attributed to changes in deferred gain(c)	8	(4)	(12)	24
Changes in discount on ceded loss reserves	125	20	432	(108)
Balance at end of period, net of discount	$1,562	$957	$1,562	$957

(a)Prior year reserve development ceded to NICO under the retroactive reinsurance agreement is deferred under U.S. GAAP.

(b)Represents amortization of the deferred gain recognized in APTI.

(c)Excluded from APTI and included in U.S. GAAP.

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

AIG | Second Quarter 2019 Form 10-Q 143

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

Differences in Valuation of Embedded Derivatives and Economic Hedge Target

The variable annuity hedging program utilizes an economic hedge target, which represents an estimate of the underlying economic risks in our GMWB riders. The economic hedge target differs from the U.S. GAAP valuation of the GMWB embedded derivatives primarily due to the following:

•The economic hedge target includes 100 percent of rider fees in present value calculations; the U.S. GAAP valuation reflects only those fees attributed to the embedded derivative such that the initial value at contract issue equals zero;

•The economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for U.S. GAAP valuation, such as margins for policyholder behavior, mortality, and volatility; and

•The economic hedge target excludes the non-performance or “own credit” risk adjustment used in the U.S. GAAP valuation, which reflects a market participant’s view of our claims-paying ability by incorporating an additional spread (the NPA spread) to the swap curve used to discount projected benefit cash flows. Because the discount rate includes the NPA spread and other explicit risk margins, the U.S. GAAP valuation is generally less sensitive to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target. For more information on our valuation methodology for embedded derivatives within policyholder contract deposits see Note 5 to the Condensed Consolidated Financial Statements.

The market value of the hedge portfolio compared to the economic hedge target at any point in time may be different and is not expected to be fully offsetting. In addition to the derivatives held in conjunction with the variable annuity hedging program, the Life and Retirement companies have cash and invested assets available to cover future claims payable under these guarantees. The primary sources of difference between the change in the fair value of the hedging portfolio and the economic hedge target include:

•Basis risk due to the variance between expected and actual fund returns, which may be either positive or negative;

•Realized volatility versus implied volatility;

•Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

•Risk exposures that we have elected not to explicitly or fully hedge.

The following table presents a reconciliation between the fair value of the U.S. GAAP embedded derivatives and the value of our economic hedge target:

	June 30,	December 31,
(in millions)	2019	2018
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$2,563	$1,943
Exclude non-performance risk adjustment	(2,711)	(2,615)
Embedded derivative liability, excluding NPA	5,274	4,558
Adjustments for risk margins and differences in valuation	(2,767)	(2,377)
Economic hedge target liability	$2,507	$2,181

144 AIG | Second Quarter 2019 Form 10-Q

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

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Change in fair value of embedded derivatives, excluding NPA	$(675)	$373	$(460)	$924
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities	76	(37)	172	(114)
Interest rate derivative contracts	542	(184)	835	(590)
Equity derivative contracts	(179)	(154)	(772)	(80)
Change in fair value of variable annuity hedging portfolio	439	(375)	235	(784)
Change in fair value of embedded derivatives excluding NPA, net of hedging portfolio	(236)	(2)	(225)	140
Change in fair value of embedded derivatives due to NPA spread	37	100	(126)	172
Change in fair value of embedded derivatives due to change in NPA volume	235	(99)	222	(243)
Total change due to NPA	272	1	96	(71)
Net impact on pre-tax income (loss)	$36	$(1)	$(129)	$69

By Consolidated Income Statement line
Net investment income	$76	$(37)	$172	$(114)
Net realized capital gains (losses)	(40)	36	(301)	183
Net impact on pre-tax income (loss)	$36	$(1)	$(129)	$69

The net impact on pre-tax income from the GMWB embedded derivatives and related hedges in the three-month period ended June 30, 2019 (excluding related DAC amortization) was relatively flat as gains driven by the impact on NPA volume was offset by the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio. The net impact on pre-tax income from the GMWB embedded derivatives and related hedges in the six-month period ended June 30, 2019 (excluding related DAC amortization) was primarily driven by losses from credit spread tightening and lower equity volatility on the economic hedge target and the impact of tighter credit spreads on the NPA spread. The net impact on pre-tax income from the GMWB and related hedges in the three-month period ended June 30, 2018 (excluding related DAC amortization) was insignificant as gains from the impact of widening credit spreads on the NPA were substantially offset by the impact on NPA volume of lower expected GMWB payments, driven by higher interest rates. The net impact on pre-tax income from the GMWB and related hedges in the six-month period ended June 30, 2018 was primarily driven by gains from the impact of widening credit spreads on the NPA spread, higher interest rates and equity market volatility, partially offset by the impact on NPA volume of lower expected GMWB payments, driven by higher interest rates.

AIG | Second Quarter 2019 Form 10-Q 145

ITEM 2 | Insurance Reserves

The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in the three-month period ended June 30, 2019 reflected losses from decreases in interest rates, tightening of credit spreads, offset by gains from higher equity markets. The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in the six-month period ended June 30, 2019 reflected losses from decreases in interest rates, tightening of credit spreads, and lower equity volatility, offset by gains from higher equity markets. The change in the fair value of embedded derivatives, excluding NPA, in the three- and six-month periods ended June 30, 2018 reflected gains from equity market volatility and reductions in risk margins due to higher interest rates, substantially offset by losses from the related hedging portfolio in the three-month period ended June 30, 2018. In the six-month period ended June 30, 2018, fair value gains on embedded derivatives, excluding NPA, was not fully offset by fair value losses on the related hedging portfolio.

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

Change in Economic Hedge Target

The increase in the economic hedge target liability in the first half of 2019 was primarily due to lower interest rates and tightening of credit spreads, offset by higher equity markets.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under U.S. GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

•Changes in the fair value of fixed maturity securities, primarily corporate bonds for which the fair value option has been elected, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the three- and-six month periods ended June 30, 2019 reflected gains due to decreases in interest rates, and tightening of credit spreads. The change in the fair value of the corporate bond hedging program in the three- and six-month periods ended June 30, 2018 reflected losses due to increases in interest rates and widening of credit spreads. The change in the fair value of the hedging bonds, which is excluded from the adjusted pre-tax income of the Individual Retirement and Group Retirement segments, is reported in net investment income on the Condensed Consolidated Statements of Income (Loss).

•Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in gains driven by lower interest rates in the three- and-six month periods ended June 30, 2019 compared to losses in the same periods in the prior year, which was driven by higher interest rates.

•The change in the fair value of equity derivative contracts, which included futures and options, reflected losses in the three- and-six month periods ended June 30, 2019 compared to gains in the same periods in the prior year, which varied based on the relative change in equity market returns in the respective periods.

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies, excluding DAC of the Legacy Portfolio:

Six Months Ended June 30,
(in millions)	2019	2018
Balance, beginning of year	$9,133	$7,637
Acquisition costs deferred	632	544
Amortization expense:
Related to realized capital gains and losses	25	(27)
All other operating amortization	(400)	(471)
Increase (decrease) in DAC due to foreign exchange	(4)	(10)
Change related to unrealized depreciation (appreciation) of investments	(1,441)	831
Balance, end of period*	$7,945	$8,504

* DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $9.7 billion and $9.0 billion at June 30, 2019 and 2018, respectively.

146 AIG | Second Quarter 2019 Form 10-Q

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

Market interest rates decreased in the six-month period ended June 30, 2019, which resulted in a $10.2 billion increase in the unrealized appreciation of fixed maturity securities held to support businesses in the Life and Retirement companies at June 30, 2019 compared to December 31, 2018. At June 30, 2019, the shadow Investment-Oriented Adjustments reflected decreases in DAC and unearned revenues and an increase in future policy benefit liabilities compared to December 31, 2018, while the shadow Loss Adjustments reflected an increase in future policy benefit liabilities.

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policy funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Individual Retirement
Balance at beginning of period, gross	$139,083	$137,244	$132,729	$138,571
Premiums and deposits	3,865	3,422	8,051	7,780
Surrenders and withdrawals	(3,353)	(3,607)	(6,575)	(6,737)
Death and other contract benefits	(818)	(864)	(1,649)	(1,764)
Subtotal	(306)	(1,049)	(173)	(721)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	2,227	664	7,990	(1,274)
Cost of funds*	414	377	817	755
Other reserve changes	103	(102)	158	(197)
Balance at end of period	141,521	137,134	141,521	137,134
Reinsurance ceded	(315)	(322)	(315)	(322)
Total Individual Retirement insurance reserves and mutual fund assets	$141,206	$136,812	$141,206	$136,812
Group Retirement
Balance at beginning of period, gross	$96,906	$96,754	$91,685	$97,306
Premiums and deposits	2,047	2,345	4,110	4,417
Surrenders and withdrawals	(2,061)	(2,638)	(4,842)	(5,105)
Death and other contract benefits	(160)	(166)	(317)	(317)
Subtotal	(174)	(459)	(1,049)	(1,005)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	1,919	982	7,726	712
Cost of funds*	280	271	558	541
Other reserve changes	(8)	-	3	(6)
Balance at end of period	98,923	97,548	98,923	97,548
Total Group Retirement insurance reserves and mutual fund assets	$98,923	$97,548	$98,923	$97,548

AIG | Second Quarter 2019 Form 10-Q 147

ITEM 2 | Insurance Reserves

Life Insurance
Balance at beginning of period, gross	$20,211	$19,706	$19,719	$19,424
Premiums and deposits	942	892	1,850	1,776
Surrenders and withdrawals	(119)	(140)	(292)	(314)
Death and other contract benefits	(121)	(110)	(264)	(206)
Subtotal	702	642	1,294	1,256
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(289)	(295)	(551)	(542)
Cost of funds*	92	94	185	189
Other reserve changes	(17)	(500)	52	(680)
Balance at end of period	20,699	19,647	20,699	19,647
Reinsurance ceded	(1,223)	(1,050)	(1,223)	(1,050)
Total Life Insurance reserves	$19,476	$18,597	$19,476	$18,597
Institutional Markets
Balance at beginning of period, gross	$20,833	$19,579	$19,839	$18,580
Premiums and deposits	268	652	1,380	2,115
Surrenders and withdrawals	(150)	(484)	(396)	(1,006)
Death and other contract benefits	(166)	(168)	(324)	(275)
Subtotal	(48)	-	660	834
Change in fair value of underlying assets and reserve accretion, net of
policy fees	122	16	327	77
Cost of funds*	87	84	176	156
Other reserve changes	28	15	20	47
Balance at end of period	21,022	19,694	21,022	19,694
Reinsurance ceded	(45)	(43)	(45)	(43)
Total Institutional Markets reserves	$20,977	$19,651	$20,977	$19,651
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$277,033	$273,283	$263,972	$273,881
Premiums and deposits	7,122	7,311	15,391	16,088
Surrenders and withdrawals	(5,683)	(6,869)	(12,105)	(13,162)
Death and other contract benefits	(1,265)	(1,308)	(2,554)	(2,562)
Subtotal	174	(866)	732	364
Change in fair value of underlying assets and reserve accretion, net of
policy fees	3,979	1,367	15,492	(1,027)
Cost of funds*	873	826	1,736	1,641
Other reserve changes	106	(587)	233	(836)
Balance at end of period	282,165	274,023	282,165	274,023
Reinsurance ceded	(1,583)	(1,415)	(1,583)	(1,415)
Total insurance reserves and mutual fund assets	$280,582	$272,608	$280,582	$272,608

*Excludes amortization of deferred sales inducements.

Insurance reserves of Life and Retirement, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	June 30,	December 31,
(in millions)	2019	2018
Future policy benefits	$15,837	$14,739
Policyholder contract deposits	144,120	137,718
Other policy funds	285	295
Separate account liabilities	88,303	79,960
Total insurance reserves*	248,545	232,712
Mutual fund assets	33,620	31,260
Total insurance reserves and mutual fund assets	$282,165	$263,972

*Excludes reserves related to the Legacy Portfolio.

148 AIG | Second Quarter 2019 Form 10-Q

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

AIG | Second Quarter 2019 Form 10-Q 149

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES ACTIVITY FOR the Six Months ended June 30, 2019

Sources

AIG Parent Funding from Subsidiaries

During the six-month period ended June 30, 2019, AIG Parent received $1.9 billion in dividends from subsidiaries. Of this amount, $892 million consisted of dividends in the form of cash and fixed maturity securities from our General Insurance companies and $1.0 billion consisted of dividends and loan repayments in the form of cash from our Life and Retirement companies.

AIG Parent also received a net amount of $703 million in tax sharing payments in the form of cash and fixed maturity securities from our insurance businesses in the six-month period ended June 30, 2019, including $502 million of such payments in the second quarter of 2019. The tax sharing payments may be subject to further adjustment in future periods.

Preferred Stock Issuance

In March 2019, we issued 20,000 shares of Series A 5.85% Non-Cumulative Preferred Stock (Series A Preferred Stock), with a par value of $5.00 per share and a liquidation preference of $25,000 per share, for net proceeds of approximately $485 million.

Debt Issuance

In March 2019, we issued $600 million aggregate principal amount of 4.250% Notes Due 2029.

Uses

Debt Reduction

We made repurchases of and repayments on debt instruments of approximately $956 million during the six-month period ended June 30, 2019. AIG Parent made interest payments on our debt instruments totaling $497 million during the six-month period ended June 30, 2019.

Dividend

We paid a cash dividend of $369.6875 per share on AIG’s Series A Preferred Stock during the second quarter of 2019 totaling $7 million.

We paid a cash dividend of $0.32 per share on AIG Common Stock during each of the first and second quarters of 2019 totaling $557 million.

AIG Parent Funding to Subsidiaries

In February 2019, AIG Parent made a capital contribution of $300 million to our General Insurance companies.

150 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Six Months Ended June 30,
(in millions)	2019	2018
Sources:
Changes in policyholder contract balances	$3,112	$3,855
Issuance of long-term debt	2,199	3,504
Issuance of preferred stock	485	-
Net cash provided by other financing activities	896	-
Total sources	6,692	7,359
Uses:
Net cash used in operating activities	(1,272)	(340)
Net cash used in other investing activities	(4,147)	(1,470)
Repayments of long-term debt	(910)	(1,959)
Purchase of common stock	-	(646)
Dividends paid on preferred stock	(7)	-
Dividends paid on common stock	(557)	(575)
Net cash used in other financing activities	-	(2,756)
Total uses	(6,893)	(7,746)
Effect of exchange rate changes on cash and restricted cash	28	30
Increase (decrease) in cash and restricted cash	$(173)	$(357)

The following table presents a summary of AIG’s Condensed Consolidated Statement of Cash Flows:

Six Months Ended June 30,
(in millions)	2019	2018
Summary:
Net cash provided by (used in) operating activities	$(1,272)	$(340)
Net cash provided by (used in) investing activities	(4,147)	(1,470)
Net cash provided by (used in) financing activities	5,218	1,423
Effect of exchange rate changes on cash and restricted cash	28	30
Increase (decrease) in cash and restricted cash	(173)	(357)
Cash and restricted cash at beginning of year	3,358	2,737
Cash and restricted cash at end of period	$3,185	$2,380

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $684 million in the six-month period ended June 30, 2019 compared to $664 million in the same period in the prior year. Excluding interest payments, AIG had operating cash outflows of $588 million in the six-month period ended June 30, 2019 compared to operating cash inflows of $324 million in the same period in the prior year.

Investing Cash Flow Activities

Net cash used in investing activities in the six-month period ended June 30, 2019 was $4.1 billion compared to net cash used in investing activities of $1.5 billion in the six-month period ended June 30, 2018.

AIG | Second Quarter 2019 Form 10-Q 151

ITEM 2 | Liquidity and Capital Resources

Financing Cash Flow Activities

Net cash provided by financing activities in the six-month period ended June 30, 2019 reflected:

•approximately $557 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first and second quarters of 2019;

•approximately $7 million to pay a dividend of $369.6875 per share on AIG’s Series A Preferred Stock in the second quarter of 2019;

•approximately $1.3 billion in net inflows from the issuance and repayment of long-term debt; and

•approximately $485 million inflow from the issuance of preferred stock.

Net cash provided by financing activities in the six-month period ended June 30, 2018 reflected:

•approximately $575 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first and second quarters of 2018;

•approximately $646 million to repurchase approximately 12 million shares of AIG Common Stock; and

•approximately $1.5 billion in net inflows from the issuance and repayment of long-term debt.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of June 30, 2019, AIG Parent had approximately $10.5 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities and also includes a committed, revolving syndicated credit facility. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

152 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	June 30, 2019	December 31, 2018
Cash and short-term investments(a)	$2,416	$626
Unencumbered fixed maturity securities(b)	3,614	3,168
Total AIG Parent liquidity	6,030	3,794
Available capacity under committed, syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$10,530	$8,294

(a)Cash and short-term investments include reverse repurchase agreements totaling $1.6 billion and $22 million as of June 30, 2019 and December 31, 2018, respectively.

(b)Unencumbered securities consist of publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

(c)For additional information relating to this committed, syndicated credit facility see Credit Facilities below.

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

Our General Insurance companies may require additional funding to meet capital or liquidity needs under certain circumstances. Large catastrophes may require us to provide additional support to our affected operations. Downgrades in our credit ratings could put pressure on the insurer financial strength ratings of our subsidiaries, which could result in non-renewals or cancellations by policyholders and adversely affect a subsidiary’s ability to meet its own obligations. Increases in market interest rates may adversely affect the financial strength ratings of our subsidiaries, as rating agency capital models may reduce the amount of available capital relative to required capital. Other potential events that could cause a liquidity strain include an economic collapse of a nation or region significant to our operations, nationalization, catastrophic terrorist acts, pandemics or other events causing economic or political upheaval.

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

Certain of our U.S. insurance companies are members of the Federal Home Loan Banks (FHLBs) in their respective districts. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had no outstanding borrowings from FHLBs at June 30, 2019 and aggregate outstanding borrowings of approximately $115 million at December 31, 2018. Our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from FHLBs at both June 30, 2019 and December 31, 2018, respectively. In addition, $3.5 billion and $3.4 billion were due to FHLBs in the respective districts of our U.S. Life and Retirement companies at June 30, 2019 and December 31, 2018, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits.

Certain of our U.S. Life and Retirement companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments or partially used for short-term liquidity purposes. Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $1.9 billion and $884 million of securities subject to these agreements at June 30, 2019 and December 31, 2018, respectively, and $2.0 billion and $904 million of liabilities to borrowers for collateral received at June 30, 2019 and December 31, 2018, respectively.

AIG | Second Quarter 2019 Form 10-Q 153

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

In February 2018, AIG Parent entered into a CMA with Fortitude Re. Among other things, the CMA provides that AIG Parent will maintain available statutory capital and surplus in each of Fortitude Re’s long term business fund and general business account at or above a stress threshold percentage of its projected enhanced capital requirement in respect of the applicable fund, as defined under Bermuda law. As of June 30, 2019, the stress threshold percentage under this CMA was 125 percent.

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of the General Insurance companies totaled approximately $3.6 billion at June 30, 2019. Letters of credit issued in support of the Life and Retirement companies totaled approximately $857 million at June 30, 2019. Letters of credit issued in support of Fortitude Re totaled $550 million at June 30, 2019.

In the six-month period ended June 30, 2019, our General Insurance companies collectively paid a total of approximately $892 million in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. agency mortgage-backed securities, municipal bonds and certain other highly rated securities.

In the six-month period ended June 30, 2019, our Life and Retirement companies collectively paid a total of approximately $1.0 billion in dividends and loan repayments in the form of cash to AIG Parent.

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

As of June 30, 2019, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.
154 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

June 30, 2019		Payments due by Period
	Total	Remainder of	2020 -	2022 -
(in millions)	Payments	2019	2021	2023	2024	Thereafter
Insurance operations
Loss reserves(a)	$84,127	$10,814	$23,551	$12,312	$3,923	$33,527
Insurance and investment contract liabilities	259,112	9,527	32,998	29,302	14,241	173,044
Borrowings	1,347	-	348	-	-	999
Interest payments on borrowings	827	25	99	99	50	554
Other long-term obligations	-	-	-	-	-	-
Total	$345,413	$20,366	$56,996	$41,713	$18,214	$208,124
Other
Borrowings	$25,313	$1,240	$3,023	$3,271	$1,135	$16,644
Interest payments on borrowings	14,895	517	1,996	1,730	779	9,873
Other long-term obligations	392	77	205	87	-	23
Total	$40,600	$1,834	$5,224	$5,088	$1,914	$26,540
Consolidated
Loss reserves(a)	$84,127	$10,814	$23,551	$12,312	$3,923	$33,527
Insurance and investment contract liabilities	259,112	9,527	32,998	29,302	14,241	173,044
Borrowings	26,660	1,240	3,371	3,271	1,135	17,643
Interest payments on borrowings	15,722	542	2,095	1,829	829	10,427
Other long-term obligations(b)	392	77	205	87	-	23
Total(c)	$386,013	$22,200	$62,220	$46,801	$20,128	$234,664

(a)Represents undiscounted loss reserves.

(b)Primarily includes contracts to purchase future services and other capital expenditures.

(c)Does not reflect unrecognized tax benefits of $4.7 billion. See Note 15 to the Condensed Consolidated Financial Statements for additional information.

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

AIG | Second Quarter 2019 Form 10-Q 155

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

June 30, 2019		Amount of Commitment Expiring
	Total Amounts	Remainder	2020 -	2022 -
(in millions)	Committed	of 2019	2021	2023	2024	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$284	$273	$-	$-	$-	$11
Guarantees of indebtedness	78	72	6	-	-	-
All other guarantees(a)	65	-	30	28	7	-
Commitments:
Investment commitments(b)	7,392	2,254	2,412	2,378	257	91
Commitments to extend credit	4,099	2,275	809	959	-	56
Letters of credit	6	3	3	-	-	-
Total(c)	$11,924	$4,877	$3,260	$3,365	$264	$158
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	83	83	-	-	-	-
All other guarantees	-	-	-	-	-	-
Commitments:
Investment commitments(b)	169	36	56	49	2	26
Commitments to extend credit	-	-	-	-	-	-
Letters of credit	13	13	-	-	-	-
Total(c)(e)	$339	$132	$56	$49	$2	$100
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	367	356	-	-	-	11
Guarantees of indebtedness	78	72	6	-	-	-
All other guarantees(a)	65	-	30	28	7	-
Commitments:
Investment commitments(b)	7,561	2,290	2,468	2,427	259	117
Commitments to extend credit	4,099	2,275	809	959	-	56
Letters of credit	19	16	3	-	-	-
Total(c)(e)	$12,263	$5,009	$3,316	$3,414	$266	$258

(a)Excludes potential amounts for indemnification obligations included in asset sales agreements. For further information on indemnification obligations see Note 11 to the Condensed Consolidated Financial Statements.

(b)Includes commitments to invest in private equity funds, hedge funds and other funds and commitments to purchase and develop real estate in the United States and abroad. The commitments to invest in private equity funds, hedge funds and other funds are called at the discretion of each fund, as needed for funding new investments or expenses of the fund. The expiration of these commitments is estimated in the table above based on the expected life cycle of the related fund, consistent with past trends of requirements for funding. Investors under these commitments are primarily insurance and real estate subsidiaries.

(c)Does not include guarantees, CMAs or other support arrangements among AIG consolidated entities.

(d)Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(e)Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2019 is expected to be approximately $29 million for U.S. and non-U.S. plans.

156 AIG | Second Quarter 2019 Form 10-Q

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

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Six Months Ended June 30, 2019	December 31,		and	Foreign	Other		June 30,
(in millions)	2018	Issuances	Repayments	Exchange	Changes		2019
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,853	$595	$-	$(17)	$17		$21,448
Junior subordinated debt	1,548	-	(6)	(1)	-		1,541
AIG Japan Holdings Kabushiki Kaisha	331	-	-	17	-		348
Validus notes and bonds payable	359	-	-	-	(3)		356
AIGLH notes and bonds payable	282	-	-	-	-		282
AIGLH junior subordinated debt	361	-	-	-	-		361
Total AIG general borrowings	23,734	595	(6)	(1)	14		24,336
AIG borrowings supported by assets:(a)
Series AIGFP matched notes and bonds payable	21	-	-	-	-		21
GIAs, at fair value	2,164	70	(120)	-	134	(b)	2,248
Notes and bonds payable, at fair value	49	-	(3)	-	9	(b)	55
Total AIG borrowings supported by assets	2,234	70	(123)	-	143		2,324
Total debt issued or guaranteed by AIG	25,968	665	(129)	(1)	157		26,660
Debt not guaranteed by AIG:
Other subsidiaries' notes, bonds, loans and
mortgages payable(c)	168	-	(121)	-	-		47
Debt of consolidated investments(d)	8,404	1,534	(706)	(7)	359	(e)	9,584
Total debt not guaranteed by AIG	8,572	1,534	(827)	(7)	359		9,631
Total debt	$34,540	$2,199	$(956)	$(8)	$516		$36,291

(a)AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.5 billion at both June 30, 2019 and December 31, 2018. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)Primarily represents adjustments to the fair value of debt.

(c)Includes primarily borrowings with Federal Home Loan Banks by our U.S. insurance companies. These borrowings are short term in nature and related activity is presented net of issuances and maturities and repayments.

(d)At June 30, 2019, includes debt of consolidated investment vehicles related to real estate investments of $3.4 billion, affordable housing partnership investments of $2.2 billion and other securitization vehicles of $4.0 billion. At December 31, 2018, includes debt of consolidated investment vehicles related to real estate investments of $3.7 billion, affordable housing partnership investments of $1.8 billion and other securitization vehicles of $2.9 billion.

(e)Includes the effect of consolidating previously unconsolidated partnerships.

AIG | Second Quarter 2019 Form 10-Q 157

ITEM 2 | Liquidity and Capital Resources

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at June 30, 2019 of AIG (excluding $9.6 billion of borrowings of consolidated investments) for the next four quarters:

	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter
(in millions)	2019	2019	2020	2020	Total
AIG general borrowings	$1,000	$-	$-	$-	$1,000
AIG borrowings supported by assets	144	96	1	2	243
Other subsidiaries' notes, bonds, loans and
mortgages payable	-	1	-	-	1
Total	$1,144	$97	$1	$2	$1,244

158 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $9.6 billion in borrowings of debt of consolidated investments:

June 30, 2019		Remainder	Year Ending
(in millions)	Total	of 2019	2020	2021	2022	2023	2024	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$21,448	$1,000	$1,345	$1,498	$1,510	$1,591	$997	$13,507
Junior subordinated debt	1,541	-	-	-	-	-	-	1,541
AIG Japan Holdings Kabushiki Kaisha	348	-	120	228	-	-	-	-
Validus notes and bonds payable	356	-	-	-	-	-	-	356
AIGLH notes and bonds payable	282	-	-	-	-	-	-	282
AIGLH junior subordinated debt	361	-	-	-	-	-	-	361
Total AIG general borrowings	24,336	1,000	1,465	1,726	1,510	1,591	997	16,047
AIG borrowings supported by assets:
Series AIGFP matched notes and
bonds payable	21	-	-	-	-	-	-	21
GIAs, at fair value	2,248	240	31	149	50	120	138	1,520
Notes and bonds payable, at fair value	55	-	-	-	-	-	-	55
Total AIG borrowings supported by assets	2,324	240	31	149	50	120	138	1,596
Total debt issued or guaranteed by AIG	26,660	1,240	1,496	1,875	1,560	1,711	1,135	17,643
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans
and mortgages payable	47	1	1	37	1	1	6	-
Total debt not guaranteed by AIG	47	1	1	37	1	1	6	-
Total	$26,707	$1,241	$1,497	$1,912	$1,561	$1,712	$1,141	$17,643

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of August 1, 2019. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

	Short-Term Debt		Senior Long-Term Debt
	Moody’s	S&P	Moody’s(a)	S&P(b)	Fitch(c)
American International Group, Inc.	P-2 (2nd of 3)	A-2 (2nd of 8)	Baa 1 (4th of 9)	BBB+ (4th of 9)	BBB+ (4th of 9)
	Stable Outlook		Stable Outlook	Stable Outlook	Negative Outlook
AIG Financial Products Corp.(d)	P-2	A-2	Baa 1	BBB+	-
	Stable Outlook		Stable Outlook	Stable Outlook

(a)Moody’s appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within the rating categories.

(b)S&P ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(c)Fitch ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(d)AIG guarantees all obligations of AIG Financial Products Corp.

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

AIG | Second Quarter 2019 Form 10-Q 159

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

FINANCIAL STRENGTH Ratings

Financial Strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy. The following table presents the ratings of our significant insurance subsidiaries as of August 1, 2019.

	A.M. Best	S&P	Fitch	Moody’s
National Union Fire Insurance Company of Pittsburgh, Pa.	A	A+	A	A2
Lexington Insurance Company	A	A+	A	A2
American Home Assurance Company (U.S.)	A	A+	A	A2
American General Life Insurance Company	A	A+	A+	A2
The Variable Annuity Life Insurance Company	A	A+	A+	A2
United States Life Insurance Company in the City of New York	A	A+	A+	A2
AIG Europe S.A.	NR	A+	NR	A2
American International Group UK Ltd.	A	A+	NR	A2
AIG General Insurance Co. Ltd.	NR	A+	NR	NR
Validus Reinsurance, Ltd.	A	A	NR	A2

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

Dividends

On February 13, 2019, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2019 to shareholders of record on March 15, 2019. On May 6, 2019, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 28, 2019 to shareholders of record on June 14, 2019. On August 7, 2019, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 30, 2019 to shareholders of record on September 17, 2019.

On May 21, 2019, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $369.6875 per share, payable on June 17, 2019 to holders of record on May 31, 2019. On August 7, 2019, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on September 16, 2019 to holders of record on August 30, 2019.

The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

Repurchases of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of approximately $1.5 billion. As of August 7, 2019, $2.0 billion remained under the authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial

160 AIG | Second Quarter 2019 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

condition, results of operations, liquidity and other factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

We did not repurchase any shares of AIG Common Stock during the six-month period ended June 30, 2019.

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

For a further discussion of AIG’s risk management program see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2018 Annual Report.

As of June 30, 2019, there have been no material changes in our economic exposure to market risk from December 31, 2018, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2018, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

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

AIG | Second Quarter 2019 Form 10-Q 161

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

162 AIG | Second Quarter 2019 Form 10-Q

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

AIG | Second Quarter 2019 Form 10-Q 163

Glossary

Noncontrolling interests The portion of equity ownership in a consolidated subsidiary not attributable to the controlling parent company.

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

Retroactive Reinsurance See Deferred Gain on Retroactive Reinsurance.

Return on common equity – Adjusted after-tax income excluding AOCI and DTA (Adjusted Return on common equity) is a non-GAAP measure and is used to show the rate of return on common shareholders’ equity. Adjusted Return on common equity is derived by dividing actual or annualized adjusted after-tax income attributable to AIG common shareholders by average Adjusted Common Shareholders’ Equity.

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

164 AIG | Second Quarter 2019 Form 10-Q

Acronyms

Acronyms

A&H Accident and Health Insurance	GMWB Guaranteed Minimum Withdrawal Benefits
ABS Asset-Backed Securities	ISDA International Swaps and Derivatives Association, Inc.
AUM Assets Under Management	Moody's Moody's Investors’ Service Inc.
CDO Collateralized Debt Obligations	NAIC National Association of Insurance Commissioners
CDS Credit Default Swap	NM Not Meaningful
CMA Capital Maintenance Agreement	OTC Over-the-Counter
CMBS Commercial Mortgage-Backed Securities	OTTI Other-Than-Temporary Impairment
EGPs Estimated gross profits	RMBS Residential Mortgage-Backed Securities
FASB Financial Accounting Standards Board	S&P Standard & Poor’s Financial Services LLC
FRBNY Federal Reserve Bank of New York	SEC Securities and Exchange Commission
GAAP Accounting principles generally accepted in the United States of America	URR Unearned revenue reserve
GMDB Guaranteed Minimum Death Benefits	VIE Variable Interest Entity

AIG | Second Quarter 2019 Form 10-Q 165

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4 | Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation, which excluded the impact of the acquisitions of Validus Holdings and Glatfelter Insurance Group (collectively, the Acquired Businesses), was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2019. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

We continue to integrate the internal controls of the Acquired Businesses. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

166 AIG | Second Quarter 2019 Form 10-Q

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

During the three-month period ended June 30, 2019, we did not repurchase any shares of AIG Common Stock or any warrants to purchase shares of AIG Common Stock under this authorization.

As of June 30, 2019, approximately $2.0 billion remained under the authorization. We did not repurchase any shares of AIG Common Stock from July 1, 2019 to August 7, 2019. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. The repurchase of AIG Common Stock is also subject to the terms of AIG’s outstanding Series A Preferred Stock, pursuant to which AIG may not (other than in limited circumstances) purchase, redeem or otherwise acquire AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

ITEM 4 | Mine Safety Disclosures

Not applicable.

AIG | Second Quarter 2019 Form 10-Q 167

ITEM 5 | Other Information

For 2019, we employed performance metrics in our executive compensation program that reflect our continued commitment to long-term, sustainable, profitable growth as well as feedback received from our shareholders.

Compared to the 2018 program, we made the following modifications to the overall AIG and specific business unit performance metrics for the Executive Leadership Team’s (ELT) individual short-term incentive awards:

•Overall AIG awards are based on the quantitative performance metrics used in 2018 (weighted average performance for all business units (other than Investments), and headquarters general operating expenses (GOE) reduction) and no longer include an organizational redesign metric.

•General Insurance awards are based on the following performance metrics: accident year combined ratio inclusive of actual catastrophe losses, calendar year combined ratio relative to peers, and GOE reduction.

•Life and Retirement awards are based on the same performance metrics used in 2018 (return on equity and value of new business), as well as additional metrics relating to GOE reduction and Fortitude Re specific actions.

•Investments awards are based on metrics relating to economic value add relative to a benchmark, strategic asset allocation, GOE reduction and Fortitude Re specific actions.

The Long Term Incentive (LTI) award performance metrics remain the same as those used in 2018 (accident year combined ratio inclusive of average annual losses, book value per share and return on attributed equity). However, we have added a modifier to the 2019 performance share units awarded to the ELT to cap payout at 100% of target if our total shareholder return for the three-year performance period is below peer median.

We were not required to disclose the information reported under this Item 5 in a report on Form 8-K during the period covered by this Form 10-Q. The information reported by us under this Item 5 is provided because we deem it to be of importance to our shareholders and would have otherwise reported such information under Item 7.01 of Form 8-K, “Regulation FD.”

ITEM 6 | Exhibits

Exhibit Index

Exhibit Number	Description	Location
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications*	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018 and (vi) the Notes to the Condensed Consolidated Financial Statements

Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

168 AIG | Second Quarter 2019 Form 10-Q

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

Dated: August 8, 2019

AIG | Second Quarter 2019 Form 10-Q 169