Form 10-Q
period 2019-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2019-11-01
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

As of October 25, 2019, there were 869,951,606 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

September 30, 2019

AIG | Third Quarter 2019 Form 10-Q 1

Part I – Financial Information

Item 1. | Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in millions, except for share data)	2019	2018
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2019 - $233,345; 2018 - $225,780)	$253,221	$229,391
Other bond securities, at fair value (See Note 6)	8,327	11,415
Equity securities, at fair value (See Note 6)	771	1,253
Mortgage and other loans receivable, net of allowance	45,075	43,135
Other invested assets (portion measured at fair value: 2019 - $6,060; 2018 - $5,894)	19,486	19,341
Short-term investments, including restricted cash of $64 in 2019 and $142 in 2018
(portion measured at fair value: 2019 - $5,577; 2018 - $3,015)	14,113	9,674
Total investments	340,993	314,209

Cash	3,361	2,873
Accrued investment income	2,391	2,389
Premiums and other receivables, net of allowance	11,786	11,011
Reinsurance assets, net of allowance	39,483	38,172
Deferred income taxes	13,054	15,221
Deferred policy acquisition costs	11,000	12,694
Other assets, including restricted cash of $345 in 2019 and $343 in 2018
(portion measured at fair value: 2019 - $1,185; 2018 - $973)	13,929	13,568
Separate account assets, at fair value	89,125	81,847
Total assets	$525,122	$491,984
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$79,883	$83,639
Unearned premiums	19,959	19,248
Future policy benefits for life and accident and health insurance contracts	50,747	44,935
Policyholder contract deposits (portion measured at fair value: 2019 - $7,166; 2018 - $4,116)	151,964	142,262
Other policyholder funds	3,440	3,568
Other liabilities (portion measured at fair value: 2019 - $1,140; 2018 - $1,265)	27,297	24,636
Long-term debt (portion measured at fair value: 2019 - $2,287; 2018 - $2,213)	35,262	34,540
Separate account liabilities	89,125	81,847
Total liabilities	457,677	434,675
Contingencies, commitments and guarantees (See Note 11)	nil	nil

AIG shareholders’ equity:
Series A Non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares
authorized; shares issued: 2019 - 20,000 and 2018 - 0; liquidation preference $500	485	-
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2019 - 1,906,671,492 and
2018 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2019 - 1,036,722,246 shares; 2018 - 1,040,062,063 shares of common stock	(48,989)	(49,144)
Additional paid-in capital	81,287	81,268
Retained earnings	22,439	20,884
Accumulated other comprehensive income (loss)	5,615	(1,413)
Total AIG shareholders’ equity	65,603	56,361
Non-redeemable noncontrolling interests	1,842	948
Total equity	67,445	57,309
Total liabilities and equity	$525,122	$491,984

See accompanying Notes to Condensed Consolidated Financial Statements.

2 AIG | Third Quarter 2019 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per common share data)	2019	2018	2019	2018
Revenues:
Premiums	$7,617	$7,668	$23,117	$22,150
Policy fees	733	530	2,237	2,057
Net investment income	3,408	3,396	11,032	9,722
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(15)	(13)	(119)	(116)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(9)	(22)	(18)	(42)
Net other-than-temporary impairments on available for sale
securities recognized in net income (loss)	(24)	(35)	(137)	(158)
Other realized capital gains (losses)	953	(476)	1,024	(207)
Total net realized capital gains (losses)	929	(511)	887	(365)
Other income	227	403	658	1,265
Total revenues	12,914	11,486	37,931	34,829
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,892	8,312	19,373	19,484
Interest credited to policyholder account balances	966	933	2,873	2,784
Amortization of deferred policy acquisition costs	1,252	1,118	3,980	3,813
General operating and other expenses	2,187	2,325	6,380	6,919
Interest expense	348	326	1,057	902
(Gain) loss on extinguishment of debt	-	1	13	10
Net (gain) loss on sale of divested businesses	9	(2)	4	(35)
Total benefits, losses and expenses	11,654	13,013	33,680	33,877
Income (loss) from continuing operations before income tax expense (benefit)	1,260	(1,527)	4,251	952
Income tax expense (benefit)	287	(307)	950	291
Income (loss) from continuing operations	973	(1,220)	3,301	661
Loss from discontinued operations, net of income tax expense	-	(39)	(1)	(40)
Net income (loss)	973	(1,259)	3,300	621
Less:
Net income from continuing operations attributable to
noncontrolling interests	317	-	881	5
Net income (loss) attributable to AIG	656	(1,259)	2,419	616
Less: Dividends on preferred stock	8	-	15	-
Net income (loss) attributable to AIG common shareholders	$648	$(1,259)	$2,404	$616

Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$0.74	$(1.37)	$2.74	$0.72
Loss from discontinued operations	$-	$(0.04)	$-	$(0.04)
Net income (loss) attributable to AIG common shareholders	$0.74	$(1.41)	$2.74	$0.68
Diluted:
Income (loss) from continuing operations	$0.72	$(1.37)	$2.71	$0.71
Loss from discontinued operations	$-	$(0.04)	$-	$(0.04)
Net income (loss) attributable to AIG common shareholders	$0.72	$(1.41)	$2.71	$0.67
Weighted average shares outstanding:
Basic	877,009,495	895,237,359	876,262,372	902,081,555
Diluted	895,814,410	895,237,359	887,221,116	916,818,269

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Third Quarter 2019 Form 10-Q 3

American International Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Net income (loss)	$973	$(1,259)	$3,300	$621
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which other-than-temporary credit impairments were taken	(2)	107	756	(1,089)
Change in unrealized appreciation (depreciation) of all other investments	656	(758)	6,278	(4,222)
Change in foreign currency translation adjustments	(34)	(129)	1	(181)
Change in retirement plan liabilities adjustment	7	14	14	66
Change in fair value of liabilities under fair value option attributable to changes in
own credit risk	1	-	(1)	1
Other comprehensive income (loss)	628	(766)	7,048	(5,425)
Comprehensive income (loss)	1,601	(2,025)	10,348	(4,804)
Comprehensive income (loss) attributable to noncontrolling interests	321	-	901	5
Comprehensive income (loss) attributable to AIG	$1,280	$(2,025)	$9,447	$(4,809)

See accompanying Notes to Condensed Consolidated Financial Statements.

4 AIG | Third Quarter 2019 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Three Months Ended September 30, 2019
Balance, beginning of period	$485	$4,766	$(48,991)	$81,211	$22,077	$4,991	$64,539	$1,566	$66,105
Preferred stock issued	-	-	-	-	-	-	-	-	-
Common stock issued under stock plans	-	-	1	-	-	-	1	-	1
Purchase of common stock	-	-	-	-	-	-	-	-	-
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	656	-	656	317	973
Dividends on preferred stock	-	-	-	-	(8)	-	(8)	-	(8)
Dividends on common stock	-	-	-	-	(278)	-	(278)	-	(278)
Other comprehensive income	-	-	-	-	-	624	624	4	628
Current and deferred income taxes	-	-	-	-	-	-	-	-	-
Net decrease due to acquisitions
and consolidations	-	-	-	-	-	-	-	(18)	(18)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	11	11
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(37)	(37)
Other	-	-	1	76	(8)	-	69	(1)	68
Balance, end of period	$485	$4,766	$(48,989)	$81,287	$22,439	$5,615	$65,603	$1,842	$67,445

Nine Months Ended September 30, 2019
Balance, beginning of year	$-	$4,766	$(49,144)	$81,268	$20,884	$(1,413)	$56,361	$948	$57,309
Preferred stock issued	485	-	-	-	-	-	485	-	485
Common stock issued under stock plans	-	-	154	(231)	-	-	(77)	-	(77)
Purchase of common stock	-	-	-	-	-	-	-	-	-
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	2,419	-	2,419	881	3,300
Dividends on preferred stock	-	-	-	-	(15)	-	(15)	-	(15)
Dividends on common stock	-	-	-	-	(835)	-	(835)	-	(835)
Other comprehensive income	-	-	-	-	-	7,028	7,028	20	7,048
Current and deferred income taxes	-	-	-	-	-	-	-	-	-
Net increase due to acquisitions
and consolidations	-	-	-	-	-	-	-	78	78
Contributions from noncontrolling interests	-	-	-	-	-	-	-	13	13
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(106)	(106)
Other	-	-	1	250	(14)	-	237	8	245
Balance, end of period	$485	$4,766	$(48,989)	$81,287	$22,439	$5,615	$65,603	$1,842	$67,445

AIG | Third Quarter 2019 Form 10-Q 5

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)(continued)

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Three Months Ended September 30, 2018
Balance, beginning of period	$-	$4,766	$(48,052)	$80,924	$23,318	$230	$61,186	$611	$61,797
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	-	-	-	-	-
Common stock issued under stock plans	-	-	-	-	-	-	-	-	-
Purchase of common stock	-	-	(348)	-	-	-	(348)	-	(348)
Net loss attributable to AIG or
noncontrolling interests	-	-	-	-	(1,259)	-	(1,259)	-	(1,259)
Dividends on common stock	-	-	-	-	(283)	-	(283)	-	(283)
Other comprehensive loss	-	-	-	-	-	(766)	(766)	-	(766)
Net increase due to acquisitions
and consolidations	-	-	-	-	-	-	-	1	1
Contributions from noncontrolling interests	-	-	-	-	-	-	-	18	18
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(38)	(38)
Other	-	-	(1)	84	(27)	-	56	(1)	55
Balance, end of period	$-	$4,766	$(48,401)	$81,008	$21,749	$(536)	$58,586	$591	$59,177

Nine Months Ended September 30, 2018
Balance, beginning of year	$-	$4,766	$(47,595)	$81,078	$21,457	$5,465	$65,171	$537	$65,708
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	568	(576)	(8)	-	(8)
Common stock issued under stock plans	-	-	187	(337)	-	-	(150)	-	(150)
Purchase of common stock	-	-	(994)	-	-	-	(994)	-	(994)
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	616	-	616	5	621
Dividends on common stock	-	-	-	-	(858)	-	(858)	-	(858)
Other comprehensive loss	-	-	-	-	-	(5,425)	(5,425)	-	(5,425)
Net increase due to acquisitions
and consolidations	-	-	-	-	-	-	-	99	99
Contributions from noncontrolling interests	-	-	-	-	-	-	-	21	21
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(65)	(65)
Other	-	-	1	267	(34)	-	234	(6)	228
Balance, end of period	$-	$4,766	$(48,401)	$81,008	$21,749	$(536)	$58,586	$591	$59,177

See accompanying Notes to Condensed Consolidated Financial Statements.

6 AIG | Third Quarter 2019 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2019	2018
Cash flows from operating activities:
Net income	$3,300	$621
Loss from discontinued operations	1	40
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net gains on sales of securities available for sale and other assets	(600)	(71)
Net (gain) loss on sale of divested businesses	4	(35)
Losses on extinguishment of debt	13	10
Unrealized (gains) losses in earnings - net	(273)	601
Equity in loss from equity method investments, net of dividends or distributions	90	141
Depreciation and other amortization	3,833	3,813
Impairments of assets	237	269
Changes in operating assets and liabilities:
Insurance reserves	(2,146)	96
Premiums and other receivables and payables - net	(42)	968
Reinsurance assets and funds held under reinsurance treaties	(1,200)	(2,057)
Capitalization of deferred policy acquisition costs	(4,181)	(4,366)
Current and deferred income taxes - net	757	224
Other, net	(582)	(292)
Total adjustments	(4,090)	(699)
Net cash used in operating activities	(789)	(38)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	17,498	18,103
Other securities	5,230	3,258
Other invested assets	3,345	3,799
Divested businesses, net	2	10
Maturities of fixed maturity securities available for sale	18,165	18,305
Principal payments received on and sales of mortgage and other loans receivable	4,233	3,068
Purchases of:
Available for sale securities	(41,612)	(32,807)
Other securities	(723)	(940)
Other invested assets	(2,662)	(2,263)
Mortgage and other loans receivable	(6,512)	(7,918)
Acquisition of businesses, net of cash and restricted cash acquired	-	(5,052)
Net change in short-term investments	(4,586)	2,411
Other, net	2,829	(891)
Net cash used in investing activities	(4,793)	(917)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	17,297	18,150
Policyholder contract withdrawals	(12,474)	(13,004)
Issuance of long-term debt	2,564	4,059
Repayments of long-term debt	(2,421)	(2,788)
Issuance of preferred stock	485	-
Purchase of common stock	-	(994)
Dividends paid on preferred stock	(15)	-
Dividends paid on common stock	(835)	(858)
Other, net	1,354	(3,232)
Net cash provided by financing activities	5,955	1,333
Effect of exchange rate changes on cash and restricted cash	39	8
Net increase in cash and restricted cash	412	386
Cash and restricted cash at beginning of year	3,358	2,737
Cash and restricted cash at end of period	$3,770	$3,123
AIG | Third Quarter 2019 Form 10-Q 7

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)(continued)

Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Nine Months Ended September 30,
(in millions)	2019	2018
Cash	$3,361	$2,741
Restricted cash included in Short-term investments*	64	28
Restricted cash included in Other assets*	345	354
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$3,770	$3,123

Cash paid during the period for:
Interest	$1,012	$1,018
Taxes	$193	$67
Non-cash investing/financing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,507	$2,525

*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to our affordable housing investments.

See accompanying Notes to Condensed Consolidated Financial Statements.

8 AIG | Third Quarter 2019 Form 10-Q

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

Interim-period operating results may not be indicative of the operating results for a full year. We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2019 and prior to the issuance of these Condensed Consolidated Financial Statements.

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

AIG | Third Quarter 2019 Form 10-Q 9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

OUT OF PERIOD ADJUSTMENTS

For the three- and nine-month periods ended September 30, 2019, our results include out of period adjustments relating to prior periods that decreased net income attributable to AIG common shareholders by $134 million and $138 million, respectively, and decreased Income from continuing operations before income tax expense by $169 million and $170 million, respectively. The out of period adjustments for the three-month period are primarily related to increases in policyholder benefits and losses incurred reflecting updated actuarial assumptions.

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

Future Application of Accounting Standards

Financial Instruments - Credit Losses

In June 2016, the FASB issued an accounting standard that will change how entities account for current expected credit losses (CECL) for most financial assets, trade receivables, off-balance sheet exposures and reinsurance receivables. The standard requires an allowance for credit losses based on the expectation of lifetime credit losses related to such financial assets subject to credit losses, including loans measured at amortized cost, reinsurance receivables and certain off-balance sheet credit exposures. Additionally, the impairment of available-for-sale debt securities, including purchased credit deteriorated securities, is subject to the new guidance and will be measured in a similar manner, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard will allow for reversals of credit impairments in the event that the credit of an issuer improves. The standard also requires additional disclosures.

10 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

We plan to adopt the standard on its effective date of January 1, 2020 using a modified retrospective method, which requires a cumulative effect adjustment to retained earnings. We are finalizing the development of the credit loss models and related systems, processes and controls. As of September 30, 2019, we currently estimate the CECL allowance to be a reduction in opening retained earnings of approximately $625 million (pre-tax) primarily driven by commercial mortgage loans, and, to a lesser extent, reinsurance receivables and recoverables. This estimate will change, perhaps materially, as it is subject to further adjustments based upon ongoing reviews of models, methodologies and judgments. Moreover, the ultimate impact will be dependent on, among other things, our portfolios’ composition at the adoption date, as well as macroeconomic conditions and forecasts, and other management judgments at that time.

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

In October 2019, the FASB affirmed its decision to defer the effective date of the standard to January 1, 2022. We plan to adopt the standard on its updated effective date. We have started our implementation efforts and we are evaluating the method of adoption and impact of the standard on our reported consolidated financial condition, results of operations, cash flows and required disclosures. The adoption of this standard is expected to have a significant impact on our consolidated financial condition, results of operations, cash flows and required disclosures, as well as systems, processes and controls.

RECLASSIFICATIONS

In the first quarter of 2019, we began reporting investment income from our non-insurance subsidiaries in Net investment income instead of Other income on a prospective basis to be consistent with how we report investment income from our General Insurance and Life and Retirement reporting segments. This reclassification has no impact to our consolidated statements of operations.

goodwill

Effective July 1, 2019, we changed the date of our annual goodwill impairment testing from December 31 to July 1. This change does not represent a material change to our method of applying current accounting guidance and is preferable as it better aligns with our strategic planning and forecasting process. This change will not delay, accelerate or avoid any impairment charge and was applied prospectively. We performed our annual goodwill impairment tests of all reporting units using a combination of both qualitative and

AIG | Third Quarter 2019 Form 10-Q 11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

quantitative assessments and concluded that our goodwill was not impaired. Our goodwill balance was $4.1 billion at September 30, 2019. For further information on goodwill see Note 12 to the Consolidated Financial Statements in the 2018 Annual Report.

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

12 AIG | Third Quarter 2019 Form 10-Q

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

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended September 30,	2019		2018
		Adjusted		Adjusted
	Total	Pre-tax	Total	Pre-tax
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
General Insurance
North America	$3,878	$435	$4,129	$(160)
International	3,537	72	3,853	(665)
Total General Insurance	7,415	507	7,982	(825)
Life and Retirement
Individual Retirement	1,416	387	1,335	393
Group Retirement	726	203	718	242
Life Insurance	1,037	(7)	809	16
Institutional Markets	654	63	284	62
Total Life and Retirement	3,833	646	3,146	713
Other Operations	211	(454)	135	(417)
Legacy Portfolio	751	93	814	84
AIG Consolidation and elimination	(153)	(46)	(42)	29
Total AIG Consolidated adjusted revenues and adjusted pre-tax income (loss)	12,057	746	12,035	(416)
Reconciling items from adjusted pre-tax income to pre-tax income (loss):
Changes in fair value of securities used to hedge guaranteed
living benefits	25	12	(5)	(14)
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains (losses)	-	(65)	-	76
Changes in the fair value of equity securities	(51)	(51)	-	-
Professional fees related to regulatory or accounting changes	-	(3)	-	-
Other income (expense) - net	16	-	(4)	-
Gain (loss) on extinguishment of debt	-	-	-	(1)
Net realized capital gains (losses)*	867	881	(540)	(524)
Income (loss) from divested businesses	-	(9)	-	2
Non-operating litigation reserves and settlements	-	(5)	-	(5)
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	59	-	(605)
Net loss reserve discount benefit (charge)	-	(235)	-	86
Integration and transaction costs associated with acquired businesses	-	(3)	-	(91)
Restructuring and other costs	-	(67)	-	(35)
Revenues and Pre-tax income (loss)	$12,914	$1,260	$11,486	$(1,527)

AIG | Third Quarter 2019 Form 10-Q 13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Nine Months Ended September 30,	2019		2018
		Adjusted		Adjusted
	Total	Pre-Tax	Total	Pre-Tax
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
General Insurance
North America	$12,001	$2,087	$10,895	$567
International	10,743	668	11,758	(314)
Total General Insurance	22,744	2,755	22,653	253
Life and Retirement
Individual Retirement	4,233	1,483	4,062	1,354
Group Retirement	2,225	728	2,209	774
Life Insurance	3,264	195	2,962	243
Institutional Markets	2,143	213	838	196
Total Life and Retirement	11,865	2,619	10,071	2,567
Other Operations	625	(1,256)	454	(1,133)
Legacy Portfolio	2,197	324	2,431	363
AIG Consolidation and elimination	(460)	(172)	(214)	28
Total AIG Consolidated adjusted revenues and adjusted pre-tax income	36,971	4,270	35,395	2,078
Reconciling items from adjusted pre-tax income to pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	214	183	(109)	(127)
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains (losses)	-	(39)	-	46
Changes in the fair value of equity securities	6	6	-	-
Professional fees related to regulatory or accounting changes	-	(5)	-	-
Other income (expense) - net	27	-	(29)	-
Loss on extinguishment of debt	-	(13)	-	(10)
Net realized capital gains (losses)*	713	758	(430)	(388)
Income (loss) from divested businesses	-	(4)	-	35
Non-operating litigation reserves and settlements	-	(6)	2	(30)
(Unfavorable) favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	211	-	(607)
Net loss reserve discount benefit (charge)	-	(920)	-	305
Integration and transaction costs associated with acquired businesses	-	(16)	-	(91)
Restructuring and other costs	-	(174)	-	(259)
Revenues and Pre-tax income	$37,931	$4,251	$34,829	$952

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

In addition, Validus participates in the market for insurance-linked securities (ILS) primarily through AlphaCat Managers, Ltd (AlphaCat Manager). AlphaCat Manager is an asset manager primarily for third party investors and in connection with the issuance of ILS invests in AlphaCat funds which are considered variable interest entities (VIEs). ILS are financial instruments for which the values are determined based on insurance losses caused primarily by natural catastrophes such as major earthquakes and hurricanes. We report the investment in AlphaCat funds, which is approximately $128 million at September 30, 2019, in Other Invested Assets in the Condensed Consolidated Balance Sheet.

14 AIG | Third Quarter 2019 Form 10-Q

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018*	2019	2018*
Total revenues	$12,914	$11,486	$37,931	$36,028
Net income (loss)	973	(1,259)	3,300	576
Net income (loss) attributable to AIG common shareholders	648	(1,259)	2,404	571

Income (loss) per common share attributable to AIG common shareholders:
Basic:
Net income (loss) attributable to AIG common shareholders	0.74	(1.41)	2.74	0.63
Diluted:
Net income (loss) attributable to AIG common shareholders	0.72	(1.41)	2.71	0.62

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

AIG | Third Quarter 2019 Form 10-Q 15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2019				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$684	$4,543	$-	$-	$-	$5,227
Obligations of states, municipalities and political subdivisions	-	13,638	2,107	-	-	15,745
Non-U.S. governments	94	15,269	13	-	-	15,376
Corporate debt	-	150,097	1,275	-	-	151,372
RMBS	-	19,235	13,560	-	-	32,795
CMBS	-	13,286	1,050	-	-	14,336
CDO/ABS	-	9,431	8,939	-	-	18,370
Total bonds available for sale	778	225,499	26,944	-	-	253,221
Other bond securities:
U.S. government and government sponsored entities	10	2,286	-	-	-	2,296
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	18	-	-	-	18
RMBS	-	482	815	-	-	1,297
CMBS	-	335	68	-	-	403
CDO/ABS	-	382	3,931	-	-	4,313
Total other bond securities	10	3,503	4,814	-	-	8,327
Equity securities	751	12	8	-	-	771
Other invested assets(b)	-	73	589	-	-	662
Derivative assets:
Interest rate contracts	1	4,381	-	-	-	4,382
Foreign exchange contracts	-	1,661	1	-	-	1,662
Equity contracts	18	676	103	-	-	797
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	15	-	-	15
Counterparty netting and cash collateral	-	-	-	(2,795)	(2,937)	(5,732)
Total derivative assets	19	6,718	120	(2,795)	(2,937)	1,125
Short-term investments	2,988	2,589	-	-	-	5,577
Other assets	-	-	60	-	-	60
Separate account assets	84,707	4,418	-	-	-	89,125
Total	$89,253	$242,812	$32,535	$(2,795)	$(2,937)	$358,868
Liabilities:
Policyholder contract deposits	$-	$-	$7,166	$-	$-	$7,166
Derivative liabilities:
Interest rate contracts	3	2,853	-	-	-	2,856
Foreign exchange contracts	-	940	-	-	-	940
Equity contracts	12	74	2	-	-	88
Credit contracts	-	18	103	-	-	121
Other contracts	-	-	8	-	-	8
Counterparty netting and cash collateral	-	-	-	(2,795)	(133)	(2,928)
Total derivative liabilities	15	3,885	113	(2,795)	(133)	1,085
Other liabilities	-	55	-	-	-	55
Long-term debt	-	2,287	-	-	-	2,287
Total	$15	$6,227	$7,279	$(2,795)	$(133)	$10,593

16 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

December 31, 2018				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$53	$3,207	$-	$-	$-	$3,260
Obligations of states, municipalities and political subdivisions	-	14,001	2,000	-	-	16,001
Non-U.S. governments	69	14,445	11	-	-	14,525
Corporate debt	-	129,836	864	-	-	130,700
RMBS	-	20,178	14,199	-	-	34,377
CMBS	-	11,784	917	-	-	12,701
CDO/ABS	-	8,725	9,102	-	-	17,827
Total bonds available for sale	122	202,176	27,093	-	-	229,391
Other bond securities:
U.S. government and government sponsored entities	11	2,654	-	-	-	2,665
Non-U.S. governments	-	45	-	-	-	45
Corporate debt	-	1,671	-	-	-	1,671
RMBS	-	424	1,290	-	-	1,714
CMBS	-	311	77	-	-	388
CDO/ABS	-	454	4,478	-	-	4,932
Total other bond securities	11	5,559	5,845	-	-	11,415
Equity securities	1,213	13	27	-	-	1,253
Other invested assets(b)	-	341	587	-	-	928
Derivative assets:
Interest rate contracts	2	2,888	-	-	-	2,890
Foreign exchange contracts	-	1,159	5	-	-	1,164
Equity contracts	133	190	75	-	-	398
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	15	-	-	15
Counterparty netting and cash collateral	-	-	-	(1,713)	(1,840)	(3,553)
Total derivative assets	135	4,237	96	(1,713)	(1,840)	915
Short-term investments	2,416	599	-	-	-	3,015
Other assets	-	-	58	-	-	58
Separate account assets	77,202	4,645	-	-	-	81,847
Total	$81,099	$217,570	$33,706	$(1,713)	$(1,840)	$328,822
Liabilities:
Policyholder contract deposits	$-	$-	$4,116	$-	$-	$4,116
Derivative liabilities:
Interest rate contracts	4	2,004	15	-	-	2,023
Foreign exchange contracts	-	858	-	-	-	858
Equity contracts	12	3	-	-	-	15
Credit contracts	-	8	228	-	-	236
Other contracts	-	-	6	-	-	6
Counterparty netting and cash collateral	-	-	-	(1,713)	(187)	(1,900)
Total derivative liabilities	16	2,873	249	(1,713)	(187)	1,238
Other liabilities	16	11	-	-	-	27
Long-term debt	-	2,213	-	-	-	2,213
Total	$32	$5,097	$4,365	$(1,713)	$(187)	$7,594

(a)Represents netting of derivative exposures covered by qualifying master netting agreements.

(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $5.4 billion and $5.0 billion as of September 30, 2019 and December 31, 2018, respectively.

AIG | Third Quarter 2019 Form 10-Q 17

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

There were no transfers of securities issued by non-U.S. government entities from Level 1 to Level 2 in the three-month period ended September 30, 2019. During the nine-month period ended September 30, 2019, we transferred $62 million of securities issued by non-U.S. government entities from Level 1 to Level 2, because they are no longer considered actively traded. For similar reasons, during the three- and nine-month periods ended September 30, 2019, we transferred $111 million and $162 million, respectively, of securities issued by the U.S. government and government sponsored entities from Level 1 to Level 2. We had no material transfers from Level 2 to Level 1 during the three- and nine-month periods ended September 30, 2019.

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

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and nine-month periods ended September 30, 2019 and 2018 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2019 and 2018:

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Three Months Ended September 30, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,162	$(1)	$119	$92	$-	$(265)	$2,107	$-
Non-U.S. governments	2	6	-	-	5	-	13	-
Corporate debt	1,821	(36)	(2)	(535)	112	(85)	1,275	-
RMBS	13,863	166	15	(418)	16	(82)	13,560	-
CMBS	1,103	2	32	85	-	(172)	1,050	-
CDO/ABS	9,062	3	37	(170)	7	-	8,939	-
Total bonds available for sale	28,013	140	201	(946)	140	(604)	26,944	-
Other bond securities:
Corporate debt	-	-	-	-	-	-	-	-
RMBS	830	9	-	(24)	-	-	815	1
CMBS	88	1	-	(17)	-	(4)	68	(2)
CDO/ABS	4,150	115	-	(334)	-	-	3,931	28
Total other bond securities	5,068	125	-	(375)	-	(4)	4,814	27
Equity securities	35	-	-	(29)	2	-	8	(2)
Mortgage and other loans receivable	-	-	-	-	-	-	-	-
Other invested assets	605	6	-	(22)	-	-	589	7
Other assets	61	-	-	(1)	-	-	60	-
Total	$33,782	$271	$201	$(1,373)	$142	$(608)	$32,415	$32
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$6,065	$861	$-	$240	$-	$-	$7,166	$(691)
Derivative liabilities, net:
Interest rate contracts	16	(3)	-	(13)	-	-	-	-
Foreign exchange contracts	(4)	6	-	(3)	-	-	(1)	-
Equity contracts	(113)	12	-	-	-	-	(101)	(13)
Credit contracts	173	(24)	-	(47)	-	-	102	14
Other contracts	(7)	(17)	-	17	-	-	(7)	15
Total derivative liabilities, net(a)	65	(26)	-	(46)	-	-	(7)	16
Total	$6,130	$835	$-	$194	$-	$-	$7,159	$(675)
18 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Nine Months Ended September 30, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,000	$(2)	$321	$178	$35	$(425)	$2,107	$-
Non-U.S. governments	11	5	-	(4)	5	(4)	13	-
Corporate debt	864	(10)	79	(600)	1,155	(213)	1,275	-
RMBS	14,199	575	176	(1,234)	83	(239)	13,560	-
CMBS	917	8	62	381	58	(376)	1,050	-
CDO/ABS	9,102	15	204	(111)	103	(374)	8,939	-
Total bonds available for sale	27,093	591	842	(1,390)	1,439	(1,631)	26,944	-
Other bond securities:
Corporate debt	-	-	-	-	-	-	-	-
RMBS	1,290	69	-	(544)	-	-	815	(18)
CMBS	77	5	-	-	-	(14)	68	3
CDO/ABS	4,478	299	-	(749)	-	(97)	3,931	128
Total other bond securities	5,845	373	-	(1,293)	-	(111)	4,814	113
Equity securities	27	-	-	(20)	2	(1)	8	2
Mortgage and other loans receivable	-	-	-	-	-	-	-	-
Other invested assets	587	24	1	(23)	-	-	589	27
Other assets	58	-	-	2	-	-	60	-
Total	$33,610	$988	$843	$(2,724)	$1,441	$(1,743)	$32,415	$142
		Net						Changes in
		Realized and						Unrealized Gains
		Unrealized		Purchases,				(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$4,116	$2,400	$-	$650	$-	$-	$7,166	$(2,044)
Derivative liabilities, net:
Interest rate contracts	15	-	-	(15)	-	-	-	1
Foreign exchange contracts	(5)	(4)	-	8	-	-	(1)	-
Equity contracts	(75)	(8)	-	(18)	-	-	(101)	19
Credit contracts	227	(51)	-	(74)	-	-	102	13
Other contracts	(9)	(50)	-	52	-	-	(7)	50
Total derivative liabilities, net(a)	153	(113)	-	(47)	-	-	(7)	83
Total	$4,269	$2,287	$-	$603	$-	$-	$7,159	$(1,961)

AIG | Third Quarter 2019 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers		End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Acquisition	of Period	at End of Period
Three Months Ended September 30, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,056	$-	$(37)	$(46)	$54	$(31)	$-	$1,996	$-
Non-U.S. governments	-	-	(1)	1	4	-	-	4	-
Corporate debt	884	7	(10)	(28)	133	(44)	-	942	-
RMBS	15,377	213	5	(725)	-	(16)	7	14,861	-
CMBS	605	14	(14)	31	64	-	1	701	-
CDO/ABS	6,856	15	(31)	320	1,508	-	164	8,832	-
Total bonds available for sale	25,778	249	(88)	(447)	1,763	(91)	172	27,336	-
Other bond securities:
Corporate debt	18	-	-	(18)	-	-	-	-	(2)
RMBS	1,338	18	-	(57)	50	-	-	1,349	(29)
CMBS	71	(2)	-	-	4	-	-	73	(2)
CDO/ABS	4,641	76	-	(267)	-	-	8	4,458	(6)
Total other bond securities	6,068	92	-	(342)	54	-	8	5,880	(39)
Equity securities	-	1	-	24	-	-	-	25	-
Mortgage and other loans receivable	-	-	-	-	-	-	-	-	-
Other invested assets	399	-	-	(1)	-	-	-	398	-
Total	$32,245	$342	$(88)	$(766)	$1,817	$(91)	$180	$33,639	$(39)
		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers		End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Acquisition	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$3,534	$(242)	$-	$84	$-	$-	$-	$3,376	$179
Derivative liabilities, net:
Interest rate contracts	14	(1)	-	(1)	-	-	-	12	1
Foreign exchange contracts	5	2	-	(2)	-	-	-	5	(5)
Equity contracts	(79)	(12)	-	(12)	-	-	-	(103)	10
Credit contracts	246	(9)	-	(1)	-	-	-	236	10
Other contracts	(10)	(19)	-	17	-	-	-	(12)	14
Total derivative liabilities, net(a)	176	(39)	-	1	-	-	-	138	30
Total	$3,710	$(281)	$-	$85	$-	$-	$-	$3,514	$209

20 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers		End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Acquisition	of Period	at End of Period
Nine Months Ended September 30, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,404	$1	$(152)	$(144)	$54	$(167)	$-	$1,996	$-
Non-U.S. governments	8	(5)	5	(3)	4	(5)	-	4	-
Corporate debt	1,173	(58)	(7)	(174)	701	(693)	-	942	-
RMBS	16,136	632	5	(1,877)	8	(50)	7	14,861	-
CMBS	624	18	(35)	1	111	(19)	1	701	-
CDO/ABS	8,651	31	(116)	(334)	1,508	(1,072)	164	8,832	-
Total bonds available for sale	28,996	619	(300)	(2,531)	2,386	(2,006)	172	27,336	-
Other bond securities:
Corporate debt	18	-	-	(18)	-	-	-	-	(1)
RMBS	1,464	73	-	(238)	50	-	-	1,349	124
CMBS	74	(5)	-	(1)	5	-	-	73	2
CDO/ABS	4,956	283	-	(780)	-	(9)	8	4,458	201
Total other bond securities	6,512	351	-	(1,037)	55	(9)	8	5,880	326
Equity securities	-	(2)	-	27	-	-	-	25	-
Mortgage and other loans receivable	5	-	-	(5)	-	-	-	-	-
Other invested assets	250	52	1	95	-	-	-	398	56
Total	$35,763	$1,020	$(299)	$(3,451)	$2,441	$(2,015)	$180	$33,639	$382
		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers		End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Acquisition	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$4,136	$(986)	$-	$226	$-	$-	$-	$3,376	$1,081
Derivative liabilities, net:
Interest rate contracts	22	(5)	-	(5)	-	-	-	12	5
Foreign exchange contracts	-	(2)	-	7	-	-	-	5	(5)
Equity contracts	(82)	(3)	-	(20)	-	2	-	(103)	2
Credit contracts	262	(23)	-	(3)	-	-	-	236	23
Other contracts	(15)	(51)	-	54	-	-	-	(12)	42
Total derivative liabilities, net(a)	187	(84)	-	33	-	2	-	138	67
Total	$4,323	$(1,070)	$-	$259	$-	$2	$-	$3,514	$1,148

(a)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

AIG | Third Quarter 2019 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended September 30, 2019
Assets:
Bonds available for sale	$164	$(24)	$-	$140
Other bond securities	110	15	-	125
Equity securities	-	-	-	-
Other invested assets	7	(1)	-	6
Nine Months Ended September 30, 2019
Assets:
Bonds available for sale	$651	$(60)	$-	$591
Other bond securities	306	67	-	373
Equity securities	-	-	-	-
Other invested assets	25	(1)	-	24
Three Months Ended September 30, 2018
Assets:
Bonds available for sale	$249	$-	$-	$249
Other bond securities	35	1	56	92
Equity securities	1	-	-	1
Other invested assets	-	-	-	-
Nine Months Ended September 30, 2018
Assets:
Bonds available for sale	$731	$(112)	$-	$619
Other bond securities	92	(3)	262	351
Equity securities	(2)	-	-	(2)
Other invested assets	57	-	(5)	52

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
Three Months Ended September 30, 2019
Liabilities:
Policyholder contract deposits	$-	$861	$-	$861
Derivative liabilities, net	-	(11)	(15)	(26)
Nine Months Ended September 30, 2019
Liabilities:
Policyholder contract deposits	$-	$2,400	$-	$2,400
Derivative liabilities, net	-	(64)	(49)	(113)
Three Months Ended September 30, 2018
Liabilities:
Policyholder contract deposits	$-	$(242)	$-	$(242)
Derivative liabilities, net	-	(1)	(38)	(39)
Nine Months Ended September 30, 2018
Liabilities:
Policyholder contract deposits	$-	$(986)	$-	$(986)
Derivative liabilities, net	-	(3)	(81)	(84)
22 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three- and nine-month periods ended September 30, 2019 and 2018 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Three Months Ended September 30, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$109	$-	$(17)	$92
Non-U.S. governments	-	-	-	-
Corporate debt	1	(128)	(408)	(535)
RMBS	253	-	(671)	(418)
CMBS	92	-	(7)	85
CDO/ABS	458	(198)	(430)	(170)
Total bonds available for sale	913	(326)	(1,533)	(946)
Other bond securities:
RMBS	-	-	(24)	(24)
CMBS	-	(16)	(1)	(17)
CDO/ABS	-	(153)	(181)	(334)
Total other bond securities	-	(169)	(206)	(375)
Equity securities	-	-	(29)	(29)
Mortgage and other loans receivable	-	-	-	-
Other invested assets	21	-	(43)	(22)
Other assets	-	-	(1)	(1)
Total assets	$934	$(495)	$(1,812)	$(1,373)
Liabilities:
Policyholder contract deposits	$-	$240	$-	$240
Derivative liabilities, net	(7)	-	(39)	(46)
Total liabilities	$(7)	$240	$(39)	$194
Three Months Ended September 30, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$-	$(8)	$(38)	$(46)
Non-U.S. governments	-	-	1	1
Corporate debt	25	-	(53)	(28)
RMBS	123	(2)	(846)	(725)
CMBS	58	(2)	(25)	31
CDO/ABS	394	(49)	(25)	320
Total bonds available for sale	600	(61)	(986)	(447)
Other bond securities:
Corporate debt	-	-	(18)	(18)
RMBS	-	-	(57)	(57)
CMBS	-	-	-	-
CDO/ABS	-	-	(267)	(267)
Total other bond securities	-	-	(342)	(342)
Equity securities	24	-	-	24
Mortgage and other loans receivable	-	-	-	-
Other invested assets	-	-	(1)	(1)
Other assets	-	-	-	-
Total assets	$624	$(61)	$(1,329)	$(766)
Liabilities:
Policyholder contract deposits	$-	$148	$(64)	$84
Derivative liabilities, net	(18)	-	19	1
Total liabilities	$(18)	$148	$(45)	$85

AIG | Third Quarter 2019 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Nine Months Ended September 30, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$243	$(16)	$(49)	$178
Non-U.S. governments	-	-	(4)	(4)
Corporate debt	58	(129)	(529)	(600)
RMBS	860	(26)	(2,068)	(1,234)
CMBS	455	-	(74)	381
CDO/ABS	1,628	(508)	(1,231)	(111)
Total bonds available for sale	3,244	(679)	(3,955)	(1,390)
Other bond securities:
RMBS	-	(437)	(107)	(544)
CMBS	18	(16)	(2)	-
CDO/ABS	-	(153)	(596)	(749)
Total other bond securities	18	(606)	(705)	(1,293)
Equity securities	9	-	(29)	(20)
Mortgage and other loans receivable	-	-	-	-
Other invested assets	64	-	(87)	(23)
Other assets	-	-	2	2
Total assets	$3,335	$(1,285)	$(4,774)	$(2,724)
Liabilities:
Policyholder contract deposits	$-	$616	$34	$650
Derivative liabilities, net	(29)	-	(18)	(47)
Total liabilities	$(29)	$616	$16	$603
Nine Months Ended September 30, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$24	$(8)	$(160)	$(144)
Non-U.S. governments	2	-	(5)	(3)
Corporate debt	280	(216)	(238)	(174)
RMBS	630	(12)	(2,495)	(1,877)
CMBS	70	(2)	(67)	1
CDO/ABS	1,364	(962)	(736)	(334)
Total bonds available for sale	2,370	(1,200)	(3,701)	(2,531)
Other bond securities:
Corporate debt	-	-	(18)	(18)
RMBS	1	(34)	(205)	(238)
CMBS	-	-	(1)	(1)
CDO/ABS	-	(4)	(776)	(780)
Total other bond securities	1	(38)	(1,000)	(1,037)
Equity securities	27	-	-	27
Mortgage and other loans receivable	-	(5)	-	(5)
Other invested assets	153	(29)	(29)	95
Other assets	-	-	-	-
Total assets	$2,551	$(1,272)	$(4,730)	$(3,451)
Liabilities:
Policyholder contract deposits	$-	$391	$(165)	$226
Derivative liabilities, net	(37)	-	70	33
Total liabilities	$(37)	$391	$(95)	$259

(a)There were no issuances during the three- and nine-month periods ended September 30, 2019 and 2018.

24 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2019 and 2018 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

We record transfers of assets and liabilities into or out of Level 3 classification at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above excludes $(40) million of net losses related to assets and liabilities transferred into Level 3 during the nine-month period ended September 30, 2019, and includes $24 million and $28 million of net gains related to assets and liabilities transferred out of Level 3 during the three- and nine-month periods ended September 30, 2019, respectively.

The Net realized and unrealized gains (losses) included in income or Other comprehensive income (loss) as shown in the table above excludes $17 million and $41 million of net gains related to assets and liabilities transferred into Level 3 during the three- and nine-month periods ended September 30, 2018, respectively, and includes $2 million and $(20) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three- and nine-month periods ended September 30, 2018, respectively.

Transfers of Level 3 Assets

During the three- and nine-month periods ended September 30, 2019 and 2018, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

During the three- and nine-month periods ended September 30, 2019 and 2018, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and nine-month periods ended September 30, 2019 and 2018.

AIG | Third Quarter 2019 Form 10-Q 25

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

	Fair Value at
	September 30,	Valuation		Range
(in millions)	2019	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,590	Discounted cash flow	Yield	3.12% - 3.74% (3.43%)

Corporate debt	781	Discounted cash flow	Yield	2.95% - 7.03% (4.99%)

RMBS(a)	12,350	Discounted cash flow	Constant prepayment rate	3.87% - 12.23% (8.05%)
			Loss severity	36.65% - 78.25% (57.45%)
			Constant default rate	1.81% - 6.41% (4.11%)
			Yield	2.29% - 4.47% (3.38%)

CDO/ABS(a)	5,903	Discounted cash flow	Yield	2.73% - 4.75% (3.74%)

CMBS	499	Discounted cash flow	Yield	2.48% - 4.82% (3.65%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

Guaranteed minimum withdrawal benefits (GMWB)	3,168	Discounted cash flow	Equity volatility	6.15% - 48.65%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(c)	38.00% - 155.00%
			Utilization	90.00% - 100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	3,470	Discounted cash flow	Lapse rate	0.31% - 50.00%
			Mortality multiplier(c)	24.00% - 180.00%
			Option Budget	1.00% - 4.00%

Indexed Life	502	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%

26 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2018	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,473	Discounted cash flow	Yield	3.91% - 5.00% (4.46%)

Corporate debt	445	Discounted cash flow	Yield	4.35% - 5.99% (5.17%)

RMBS(a)	13,608	Discounted cash flow	Constant prepayment rate	4.58% - 14.00% (9.29%)
			Loss severity	39.66% - 74.40% (57.03%)
			Constant default rate	2.46% - 7.39% (4.92%)
			Yield	3.31% - 5.50% (4.40%)

CDO/ABS(a)	5,461	Discounted cash flow	Yield	3.65% - 5.10% (4.37%)

CMBS	447	Discounted cash flow	Yield	3.29% - 6.07% (4.68%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

GMWB	1,943	Discounted cash flow	Equity volatility	6.05% - 47.65%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 180.00%
			Mortality multiplier(c)	40.00% - 153.00%
			Utilization	90.00% - 100.00%
			Equity / interest-rate correlation	20.00% - 40.00%

Index Annuities	1,778	Discounted cash flow	Lapse rate	0.50% - 40.00%
			Mortality multiplier(c)	42.00% - 162.00%
			Option Budget	1.00% - 3.00%

Indexed Life	374	Discounted cash flow	Base lapse rate	0.00% - 13.00%
			Mortality rate	0.00% - 100.00%

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

AIG | Third Quarter 2019 Form 10-Q 27

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

28 AIG | Third Quarter 2019 Form 10-Q

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

		September 30, 2019		December 31, 2018
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,152	$1,326	$847	$1,327

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	341	387	190	83

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	102	122	126	127

Growth Equity	Funds that make investments in established companies for the purpose of growing their businesses	411	72	362	28

Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	341	472	211	75

Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	739	249	514	307
Total private equity funds		3,086	2,628	2,250	1,947
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	753	-	787	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	548	-	863	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	848	-	887	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	1	-	21	8

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	162	1	158	1
Total hedge funds		2,312	1	2,716	9
Total		$5,398	$2,629	$4,966	$1,956

AIG | Third Quarter 2019 Form 10-Q 29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments. At September 30, 2019, assuming average original expected lives of 10 years for the funds, 15 percent of the total fair value using net asset value per share (or its equivalent) presented above would have expected remaining lives of three years or less, 40 percent between four and six years and 45 percent between seven and 10 years.

The hedge fund investments included above, which are carried at fair value, are generally redeemable subject to the redemption notices period.

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,

(in millions)	2019	2018	2019	2018
Assets:
Bond and equity securities	$333	$122	$971	$274
Alternative investments(a)	92	131	473	355
Liabilities:
Long-term debt(b)	(75)	6	(228)	74
Total gain	$350	$259	$1,216	$703

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

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term debt for which the fair value option was elected:

	September 30, 2019			December 31, 2018
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Liabilities:
Long-term debt*	$2,287	$1,652	$635	$2,213	$1,653	$560

*Includes GIAs, notes, bonds, loans and mortgages payable.

30 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2019	2018	2019	2018
September 30, 2019
Other investments	$-	$-	$253	$253	$7	$-	$65	$89
Other assets	-	-	1	1	45	34	62	35
Total	$-	$-	$254	$254	$52	$34	$127	$124
December 31, 2018
Other investments	$-	$-	$315	$315
Other assets	-	-	11	11
Total	$-	$-	$326	$326

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
September 30, 2019
Assets:
Mortgage and other loans receivable	$-	$104	$47,682	$47,786	$45,075
Other invested assets	-	707	6	713	714
Short-term investments	-	8,536	-	8,536	8,536
Cash	3,361	-	-	3,361	3,361
Other assets	208	137	-	345	345
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	267	135,346	135,613	126,011
Other liabilities	-	2,787	-	2,787	2,787
Long-term debt	-	26,223	9,113	35,336	32,975
December 31, 2018
Assets:
Mortgage and other loans receivable	$-	$105	$43,522	$43,627	$43,135
Other invested assets	-	731	6	737	737
Short-term investments	-	6,659	-	6,659	6,659
Cash	2,873	-	-	2,873	2,873
Other assets	308	35	-	343	343
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	339	121,035	121,374	120,602
Other liabilities	-	1,154	-	1,154	1,154
Long-term debt	-	22,822	8,775	31,597	32,327

AIG | Third Quarter 2019 Form 10-Q 31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

6. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
September 30, 2019
Bonds available for sale:
U.S. government and government sponsored entities	$4,727	$501	$(1)	$5,227	$-
Obligations of states, municipalities and political subdivisions	14,122	1,640	(17)	15,745	-
Non-U.S. governments	14,456	999	(79)	15,376	-
Corporate debt	138,950	12,956	(534)	151,372	9
Mortgage-backed, asset-backed and collateralized:
RMBS	29,513	3,344	(62)	32,795	1,222
CMBS	13,577	771	(12)	14,336	34
CDO/ABS	18,000	449	(79)	18,370	17
Total mortgage-backed, asset-backed and collateralized	61,090	4,564	(153)	65,501	1,273
Total bonds available for sale(b)	$233,345	$20,660	$(784)	$253,221	$1,282
December 31, 2018
Bonds available for sale:
U.S. government and government sponsored entities	$3,170	$132	$(42)	$3,260	$-
Obligations of states, municipalities and political subdivisions	15,421	701	(121)	16,001	4
Non-U.S. governments	14,376	451	(302)	14,525	-
Corporate debt	130,436	3,911	(3,647)	130,700	4
Mortgage-backed, asset-backed and collateralized:
RMBS	31,940	2,754	(317)	34,377	1,155
CMBS	12,673	242	(214)	12,701	31
CDO/ABS	17,764	228	(165)	17,827	17
Total mortgage-backed, asset-backed and collateralized	62,377	3,224	(696)	64,905	1,203
Total bonds available for sale(b)	$225,780	$8,419	$(4,808)	$229,391	$1,211

(a)Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

(b)At September 30, 2019 and December 31, 2018, bonds available for sale held by us that were below investment grade or not rated totaled $28.0 billion and $28.8 billion, respectively.

32 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
September 30, 2019
Bonds available for sale:
U.S. government and government sponsored entities	$136	$1	$43	$-	$179	$1
Obligations of states, municipalities and political
subdivisions	383	6	256	11	639	17
Non-U.S. governments	919	27	443	52	1,362	79
Corporate debt	8,794	294	3,244	240	12,038	534
RMBS	2,671	23	1,778	39	4,449	62
CMBS	640	4	343	8	983	12
CDO/ABS	3,979	51	1,892	28	5,871	79
Total bonds available for sale	$17,522	$406	$7,999	$378	$25,521	$784
December 31, 2018
Bonds available for sale:
U.S. government and government sponsored entities	$574	$13	$873	$29	$1,447	$42
Obligations of states, municipalities and political
subdivisions	1,965	51	1,530	70	3,495	121
Non-U.S. governments	3,851	149	2,422	153	6,273	302
Corporate debt	47,364	2,181	20,056	1,466	67,420	3,647
RMBS	5,231	94	5,641	223	10,872	317
CMBS	2,646	47	4,264	167	6,910	214
CDO/ABS	9,169	144	1,324	21	10,493	165
Total bonds available for sale	$70,800	$2,679	$36,110	$2,129	$106,910	$4,808

At September 30, 2019, we held 5,266 individual fixed maturity securities that were in an unrealized loss position, of which 1,361 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2019 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

AIG | Third Quarter 2019 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities		Fixed Maturity Securities in a Loss
	Available for Sale		Position Available for Sale
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
September 30, 2019
Due in one year or less	$10,910	$11,107	$1,373	$1,339
Due after one year through five years	45,243	46,583	5,878	5,631
Due after five years through ten years	43,042	45,877	3,947	3,756
Due after ten years	73,060	84,153	3,651	3,492
Mortgage-backed, asset-backed and collateralized	61,090	65,501	11,456	11,303
Total	$233,345	$253,221	$26,305	$25,521
December 31, 2018
Due in one year or less	$9,539	$9,674	$2,322	$2,294
Due after one year through five years	47,400	47,905	17,382	16,844
Due after five years through ten years	42,363	42,045	27,724	26,517
Due after ten years	64,101	64,862	35,319	32,980
Mortgage-backed, asset-backed and collateralized	62,377	64,905	28,971	28,275
Total	$225,780	$229,391	$111,718	$106,910

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$198	$70	$82	$71	$464	$280	$252	$244
Equity securities	-	-	-	-	-	-	16	-
Total	$198	$70	$82	$71	$464	$280	$268	$244

For the three- and nine-month periods ended September 30, 2019, the aggregate fair value of available for sale securities sold was $4.5 billion and $17.3 billion, respectively, which resulted in net realized capital gains of $128 million and $184 million, respectively.

For the three- and nine-month periods ended September 30, 2018, the aggregate fair value of available for sale securities sold was $6.0 billion and $18.1 billion, respectively, which resulted in net realized capital gains of $11 million and $24 million, respectively.

34 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Other Securities Measured at Fair Value

The following table presents the fair value of other securities measured at fair value based on our election of the fair value option:

	September 30, 2019		December 31, 2018
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$2,296	25%	$2,665	21%
Non-U.S. governments	-	-	45	-
Corporate debt	18	-	1,671	13
Mortgage-backed, asset-backed and collateralized:
RMBS	1,297	14	1,714	14
CMBS	403	5	388	3
CDO/ABS and other collateralized*	4,313	47	4,932	39
Total mortgage-backed, asset-backed and collateralized	6,013	66	7,034	56
Total fixed maturity securities	8,327	91	11,415	90
Equity securities	771	9	1,253	10
Total	$9,098	100%	$12,668	100%

*There were no U.S. government agency-backed ABS at September 30, 2019. Includes $178 million of U.S. government agency-backed ABS at December 31, 2018.

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	September 30,	December 31,
(in millions)	2019	2018
Alternative investments(a) (b)	$8,532	$8,966
Investment real estate(c)	9,491	8,935
All other investments	1,463	1,440
Total	$19,486	$19,341

(a)At September 30, 2019, included hedge funds of $3.5 billion, private equity funds of $4.7 billion and affordable housing partnerships of $336 million. At December 31, 2018, included hedge funds of $4.2 billion, private equity funds of $4.3 billion and affordable housing partnerships of $438 million.

(b)At September 30, 2019, approximately 70 percent of our hedge fund portfolio is available for redemption in 2019. The remaining 30 percent will be available for redemption between 2020 and 2027.

(c)Net of accumulated depreciation of $710 million and $598 million at September 30, 2019 and December 31, 2018, respectively.

Net Investment Income

The following table presents the components of Net investment income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Available for sale fixed maturity securities, including short-term investments	$2,698	$2,629	$8,052	$7,775
Other fixed maturity securities(a)	333	60	941	29
Equity securities	(51)	(21)	6	(50)
Interest on mortgage and other loans	495	455	1,511	1,352
Alternative investments(b)	115	329	879	837
Real estate	96	72	227	133
Other investments(a)	(143)	(13)	(203)	11
Total investment income	3,543	3,511	11,413	10,087
Investment expenses	135	115	381	365
Net investment income	$3,408	$3,396	$11,032	$9,722

(a)In the third quarter of 2019, we reclassified $96 million in net investment income of bonds recorded at fair value from Other investments to Other fixed maturity securities.

(b)Includes income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

AIG | Third Quarter 2019 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Sales of fixed maturity securities	$128	$11	$184	$8
Sales of equity securities	-	-	-	16
Other-than-temporary impairments:
Change in intent	-	(3)	(3)	(52)
Foreign currency declines	(6)	(1)	(15)	(13)
Issuer-specific credit events	(17)	(30)	(113)	(92)
Adverse projected cash flows	(1)	(1)	(6)	(1)
Provision for loan losses	(25)	(23)	(35)	(73)
Foreign exchange transactions	(203)	(21)	(242)	(155)
Variable annuity embedded derivatives, net of related hedges	311	(185)	10	(2)
All other derivatives and hedge accounting	466	(1)	601	149
Loss on sale of private equity funds	-	(311)	-	(311)
Other	276	54	506	161
Net realized capital gains (losses)	$929	$(511)	$887	$(365)

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$4,377	$(920)	$16,265	$(8,858)
Other investments	-	(31)	(68)	(59)
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$4,377	$(951)	$16,197	$(8,917)

The following table summarizes the unrealized gains and losses recognized in Net Investment Income during the reporting period on equity securities still held at the reporting date:

Three Months Ended September 30,	2019			2018
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains and losses recognized during the period on equity securities	$(51)	$105	$54	$(13)	$183	$170
Less: Net gains and losses recognized during the period on equity
securities sold during the period	18	13	31	28	18	46
Unrealized gains and losses recognized during the reporting
period on equity securities still held at the reporting date	$(69)	$92	$23	$(41)	$165	$124

Nine Months Ended September 30,	2019			2018
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains and losses recognized during the period on equity securities	$6	$615	$621	$(41)	$497	$456
Less: Net gains and losses recognized during the period on equity
securities sold during the period	30	169	199	34	45	79
Unrealized gains and losses recognized during the reporting
period on equity securities still held at the reporting date	$(24)	$446	$422	$(75)	$452	$377

36 AIG | Third Quarter 2019 Form 10-Q

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

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Balance, beginning of period	$34	$188	$-	$526
Increases due to:
Credit impairments on new securities subject to impairment losses	10	15	105	32
Additional credit impairments on previously impaired securities	8	16	14	61
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(3)	(12)	(62)	(143)
Accretion on securities previously impaired due to credit*	(7)	(164)	(15)	(433)
Balance, end of period	$42	$43	$42	$43

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$35,522
Cash flows expected to be collected*	29,095
Recorded investment in acquired securities	19,648

*Represents undiscounted expected cash flows, including both principal and interest.

AIG | Third Quarter 2019 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

(in millions)	September 30, 2019	December 31, 2018
Outstanding principal balance	$11,016	$12,495
Amortized cost	7,434	8,646
Fair value	9,171	10,280

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Balance, beginning of period	$6,402	$7,461	$7,210	$7,501
Newly purchased PCI securities	4	5	17	32
Accretion	(172)	(176)	(495)	(553)
Effect of changes in interest rate indices	(278)	15	(678)	189
Net reclassification from (to) non-accretable difference,
including effects of prepayments	(162)	93	(260)	229
Balance, end of period	$5,794	$7,398	$5,794	$7,398

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	September 30, 2019	December 31, 2018
Fixed maturity securities available for sale	$2,781	$1,050
Other bond securities, at fair value	$-	$122

At September 30, 2019 and December 31, 2018, amounts borrowed under repurchase and securities lending agreements totaled $2.8 billion and $1.2 billion, respectively.

38 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
September 30, 2019
Bonds available for sale:
Non-U.S. governments	$64	$61	$-	$-	$-	$125
Corporate debt	28	104	-	-	-	132
Other bond securities:
U.S. government and government sponsored entities	-	-	-	-	-	-
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	-	-	-	-	-
Total	$92	$165	$-	$-	$-	$257

December 31, 2018
Bonds available for sale:
Non-U.S. governments	$25	$35	$-	$-	$-	$60
Corporate debt	51	55	-	-	-	106
Other bond securities:
U.S. government and government sponsored entities	11	-	-	-	-	11
Non-U.S. governments	-	3	-	-	-	3
Corporate debt	17	38	53	-	-	108
Total	$104	$131	$53	$-	$-	$288

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
September 30, 2019
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$262	$128	$-	$390
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	1,062	635	437	-	2,134
Total	$-	$1,062	$897	$565	$-	$2,524

December 31, 2018
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$50	$130	$-	$-	$180
Non-U.S. governments	-	21	8	-	-	29
Corporate debt	-	330	345	-	-	675
Total	$-	$401	$483	$-	$-	$884

AIG | Third Quarter 2019 Form 10-Q 39

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	September 30, 2019	December 31, 2018
Securities collateral pledged to us	$2,075	$426
Amount sold or repledged by us	35	106

At September 30, 2019 and December 31, 2018, amounts loaned under reverse repurchase agreements totaled $2.1 billion and $426 million, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $8.4 billion and $7.9 billion at September 30, 2019 and December 31, 2018, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $194 million and $202 million of stock in FHLBs at September 30, 2019 and December 31, 2018, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.6 billion and $1.9 billion, respectively, at September 30, 2019 and $4.2 billion and $2.1 billion, respectively, at December 31, 2018.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.6 billion at both September 30, 2019 and December 31, 2018. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $273 million, comprised of bonds available for sale and short term investments at both September 30, 2019 and December 31, 2018.

40 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

7. Lending Activities

The following table presents the composition of Mortgage and other loans receivable, net:

	September 30,	December 31,
(in millions)	2019	2018
Commercial mortgages*	$34,954	$32,882
Residential mortgages	6,525	6,532
Life insurance policy loans	2,096	2,147
Commercial loans, other loans and notes receivable	1,930	1,971
Total mortgage and other loans receivable	45,505	43,532
Allowance for credit losses	(430)	(397)
Mortgage and other loans receivable, net	$45,075	$43,135

*Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 22 percent and 11 percent, respectively, at both September 30, 2019 and December 31, 2018).

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
September 30, 2019
Loan-to-Value Ratios(b)
Less than 65%	$20,822	$2,771	$173	$23,766
65% to 75%	9,744	677	93	10,514
76% to 80%	173	19	13	205
Greater than 80%	182	143	144	469
Total commercial mortgages	$30,921	$3,610	$423	$34,954

December 31, 2018
Loan-to-Value Ratios(b)
Less than 65%	$19,204	$2,543	$250	$21,997
65% to 75%	9,060	300	203	9,563
76% to 80%	476	20	15	511
Greater than 80%	596	103	112	811
Total commercial mortgages	$29,336	$2,966	$580	$32,882

(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.9X for both periods ended September 30, 2019 and December 31, 2018.

(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 57 percent and 58 percent at September 30, 2019 and December 31, 2018, respectively.

AIG | Third Quarter 2019 Form 10-Q 41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
September 30, 2019
Credit Quality Performance
Indicator:
In good standing	747	$13,263	$9,903	$5,479	$3,348	$2,337	$519	$34,849	100%
Restructured(a)	2	-	90	-	-	15	-	105	-
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	749	$13,263	$9,993	$5,479	$3,348	$2,352	$519	$34,954	100%
Allowance for credit losses:
Specific		$-	$2	$1	$-	$6	$-	$9	-%
General		93	141	44	28	15	5	326	1
Total allowance for credit losses		$93	$143	$45	$28	$21	$5	$335	1%
December 31, 2018
Credit Quality Performance
Indicator:
In good standing	762	$11,190	$9,774	$5,645	$3,074	$2,507	$580	$32,770	100%
Restructured(a)	2	-	96	-	-	16	-	112	-
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	764	$11,190	$9,870	$5,645	$3,074	$2,523	$580	$32,882	100%
Allowance for credit losses:
Specific		$-	$2	$-	$-	$1	$-	$3	-%
General		122	104	51	13	19	6	315	1
Total allowance for credit losses		$122	$106	$51	$13	$20	$6	$318	1%

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

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

Nine Months Ended September 30,	2019				2018
	Commercial		Other		Commercial		Other
(in millions)	Mortgages		Loans	Total	Mortgages		Loans	Total
Allowance, beginning of year	$318		$79	$397	$247		$75	$322
Loans charged off	(2)		-	(2)	(17)		-	(17)
Recoveries of loans previously charged off	-		-	-	-		-	-
Net charge-offs	(2)		-	(2)	(17)		-	(17)
Provision for loan losses	19		16	35	66		8	74
Allowance, end of period	$335	*	$95	$430	$296	*	$83	$379

*Of the total allowance, $10 million and $3 million relate to individually assessed credit losses on $151 million and $25 million of commercial mortgages at September 30, 2019 and 2018, respectively.

42 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

There were no loans modified in troubled debt restructurings during the nine-month period ended September 30, 2019. During the nine-month period ended September 30, 2018, loans with a carrying value of $15 million were modified in troubled debt restructurings.

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

	Real Estate and		Affordable
	Investment	Securitization	Housing
(in millions)	Entities(d)	Vehicles(e)	Partnerships	Other	Total
September 30, 2019
Assets:
Bonds available for sale	$211	$7,217	$-	$-	$7,428
Other bond securities	-	3,641	-	-	3,641
Mortgage and other loans receivable	-	3,520	-	-	3,520
Other invested assets	5,774	-	3,518	33	9,325
Other(a)	444	1,934	498	49	2,925
Total assets(b)	$6,429	$16,312	$4,016	$82	$26,839
Liabilities:
Long-term debt	$3,194	$3,720	$2,121	$4	$9,039
Other(c)	400	156	184	23	763
Total liabilities	$3,594	$3,876	$2,305	$27	$9,802
December 31, 2018
Assets:
Bonds available for sale	$-	$7,662	$-	$-	$7,662
Other bond securities	-	3,923	-	2	3,925
Mortgage and other loans receivable	-	3,693	-	-	3,693
Other invested assets	5,212	-	3,142	24	8,378
Other(a)	580	1,581	394	70	2,625
Total assets(b)	$5,792	$16,859	$3,536	$96	$26,283
Liabilities:
Long-term debt	$2,577	$3,154	$1,834	$4	$7,569
Other(c)	227	165	159	24	575
Total liabilities	$2,804	$3,319	$1,993	$28	$8,144

(a) Comprised primarily of Short-term investments and Other assets at September 30, 2019 and December 31, 2018.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c) Comprised primarily of Other liabilities at September 30, 2019 and December 31, 2018.

(d) At September 30, 2019 and December 31, 2018, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $2.7 billion and $1.4 billion, respectively.

(e) At September 30, 2019 and December 31, 2018, $15.5 billion and $16.0 billion, respectively, of the total assets of consolidated securitization vehicles were owed to AIG Parent or its subsidiaries.

AIG | Third Quarter 2019 Form 10-Q 43

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
September 30, 2019
Real estate and investment entities(a)	$278,064	$6,537	$3,553		$10,090
Affordable housing partnerships	3,358	462	-		462
Other	5,387	326	-	(c)	326
Total	$286,809	$7,325	$3,553		$10,878
December 31, 2018
Real estate and investment entities(a)	$309,598	$6,820	$2,501		$9,321
Affordable housing partnerships	4,116	607	-		607
Other	2,813	284	1,222	(c)	1,506
Total	$316,527	$7,711	$3,723		$11,434

(a) Comprised primarily of hedge funds and private equity funds.

(b) At September 30, 2019 and December 31, 2018, $7.0 billion and $7.4 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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

Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium- and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, and foreign currency transactions. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities and economically hedge certain investments. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset.

In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, credit default swaps (CDSs) and purchases of investments with embedded derivatives, such as equity-linked notes and convertible bonds.

44 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2019				December 31, 2018
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$624	$5	$410	$8	$10	$-	$866	$19
Foreign exchange contracts	6,614	558	2,212	78	6,357	363	2,536	147
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	60,452	4,377	32,595	2,848	42,821	2,890	27,329	2,004
Foreign exchange contracts	11,360	1,104	6,469	862	11,134	801	5,434	711
Equity contracts	20,218	797	8,073	88	17,807	398	2,399	15
Credit contracts(b)	44	1	943	121	8	1	1,406	236
Other contracts(c)	40,804	15	58	8	39,070	15	58	6
Total derivatives, gross	$140,116	$6,857	$50,760	$4,013	$117,207	$4,468	$40,028	$3,138
Counterparty netting(d)		(2,795)		(2,795)		(1,713)		(1,713)
Cash collateral(e)		(2,937)		(133)		(1,840)		(187)
Total derivatives on condensed
consolidated balance sheets(f)		$1,125		$1,085		$915		$1,238

(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)As of September 30, 2019 and December 31, 2018, included CDSs on super senior multi-sector CDOs with a net notional amount of $160 million and $592 million (fair value liability of $91 million and $224 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio.

(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)Represents cash collateral posted and received that is eligible for netting.

(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both September 30, 2019 and December 31, 2018. Fair value of liabilities related to bifurcated embedded derivatives was $7.2 billion and $4.1 billion, respectively, at September 30, 2019 and December 31, 2018. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

Collateral

We engage in derivative transactions that are not subject to a clearing requirement directly with unaffiliated third parties, in most cases, under International Swaps and Derivatives Association, Inc. (ISDA) Master Agreements. Many of the ISDA Master Agreements also include Credit Support Annex provisions, which provide for collateral postings that may vary at various ratings and threshold levels. We attempt to reduce our risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an upfront or contingent basis. We minimize the risk that counterparties might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value and generally requiring additional collateral to be posted upon the occurrence of certain events or circumstances. In addition, certain derivative transactions have provisions that require collateral to be posted upon a downgrade of our long-term debt ratings or give the counterparty the right to terminate the transaction. In the case of some of the derivative transactions, upon a downgrade of our long-term debt ratings, as an alternative to posting collateral and subject to certain conditions, we may assign the transaction to an obligor with higher debt ratings or arrange for a substitute guarantee of our obligations by an obligor with higher debt ratings or take other similar action. The actual amount of collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade.

Collateral posted by us to third parties for derivative transactions was $1.9 billion at September 30, 2019 and $1.7 billion at December 31, 2018. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $3.3 billion and $2.1 billion at September 30, 2019 and December 31, 2018, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

AIG | Third Quarter 2019 Form 10-Q 45

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three- and nine-month periods ended September 30, 2019, we recognized gains of $89 million and $146 million, respectively, and for the three- and nine-month periods ended September 30, 2018, we recognized gains of $28 million and $27 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

46 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

Gains/(Losses) Recognized in Earnings for:
Hedging		Excluded	Hedged
(in millions)	Derivatives(a)	Components(b)	Items	Net Impact
Three Months Ended September 30, 2019
Interest rate contracts:
Realized capital gains/(losses)	$-	$-	$-	$-
Interest credited to policyholder account balances	4	-	(4)	-
Net investment income	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	228	41	(228)	41
Three Months Ended September 30, 2018
Interest rate contracts:
Realized capital gains/(losses)	$(1)	$-	$1	$-
Interest credited to policyholder account balances	-	-	-	-
Net investment income	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	(16)	5	16	5
Nine Months Ended September 30, 2019
Interest rate contracts:
Realized capital gains/(losses)	$-	$-	$-	$-
Interest credited to policyholder account balances	18	-	(18)	-
Net investment income	(1)	-	1	-
Foreign exchange contracts:
Realized capital gains/(losses)	278	84	(278)	84
Nine Months Ended September 30, 2018
Interest rate contracts:
Realized capital gains/(losses)	$(9)	$-	$10	$1
Interest credited to policyholder account balances	-	-	-	-
Net investment income	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	175	9	(175)	9

(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.

(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

AIG | Third Quarter 2019 Form 10-Q 47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
By Derivative Type:
Interest rate contracts	$1,078	$(270)	$2,052	$(892)
Foreign exchange contracts	342	43	545	295
Equity contracts	96	(199)	(23)	(386)
Credit contracts	26	6	35	18
Other contracts	14	18	48	52
Embedded derivatives	(756)	229	(2,037)	1,164
Total	$800	$(173)	$620	$251
By Classification:
Policy fees	$16	$17	$51	$51
Net investment income	(3)	-	(58)	(3)
Net realized capital gains (losses)	780	(223)	611	133
Other income	-	35	-	76
Policyholder benefits and claims incurred	7	(2)	16	(6)
Total	$800	$(173)	$620	$251

CREDIT RISK-RELATED CONTINGENT FEATURES

We estimate that at September 30, 2019, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $65 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $391 million and $423 million at September 30, 2019 and December 31, 2018, respectively. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2019 and December 31, 2018, was approximately $408 million and $453 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $3.7 billion and $3.9 billion at September 30, 2019 and December 31, 2018, respectively. These securities have par amounts of $8.1 billion and $8.5 billion at September 30, 2019 and December 31, 2018, respectively, and have remaining stated maturity dates that extend to 2052.

48 AIG | Third Quarter 2019 Form 10-Q

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

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.4 billion and $12.3 billion at September 30, 2019 and December 31, 2018, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At September 30, 2019 and December 31, 2018, we held collateral of approximately $9.0 billion and $9.2 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements.

The following table presents the roll-forward of activity in Loss Reserves:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Liability for unpaid loss and loss adjustment expenses, beginning of period	$81,057	$76,713	$83,639	$78,393
Reinsurance recoverable	(31,333)	(27,406)	(31,690)	(26,708)
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	49,724	49,307	51,949	51,685
Losses and loss adjustment expenses incurred:
Current year	5,150	6,670	14,750	15,800
Prior years, excluding discount and amortization of deferred gain	(74)	949	(221)	884
Prior years, discount charge (benefit)	276	3	1,017	(174)
Prior years, amortization of deferred gain on retroactive reinsurance(a)	13	(175)	(129)	(283)
Total losses and loss adjustment expenses incurred	5,365	7,447	15,417	16,227
Losses and loss adjustment expenses paid:
Current year	(1,702)	(1,791)	(3,194)	(3,289)
Prior years	(4,652)	(4,526)	(15,334)	(14,312)
Total losses and loss adjustment expenses paid	(6,354)	(6,317)	(18,528)	(17,601)
Other changes:
Foreign exchange effect	(172)	(236)	(165)	(393)
Acquisitions(b)	-	3,020	-	3,020
Retroactive reinsurance adjustment (net of discount)(c)	96	(464)	(14)	(181)
Total other changes	(76)	2,320	(179)	2,446
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	48,659	52,757	48,659	52,757
Reinsurance recoverable	31,224	29,202	31,224	29,202
Total	$79,883	$81,959	$79,883	$81,959

(a) Includes $6 million and $9 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three-month periods ended September 30, 2019 and 2018, respectively, and $21 million and $22 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

(b) Amounts relate to the acquisition of Validus in July 2018.

(c) Includes change in discount on retroactive reinsurance of $(43) million and $46 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $(475) million and $154 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

AIG | Third Quarter 2019 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

On January 20, 2017, we entered into an adverse development reinsurance agreement with NICO, under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion. At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion. We account for this transaction as retroactive reinsurance. We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire has provided a parental guarantee to secure the obligations of NICO under the agreement. The total paid claims subject to the agreement as of September 30, 2019 were below the attachment point.

Discounting of Loss Reserves

At September 30, 2019 and December 31, 2018, the loss reserves reflect a net loss reserve discount of $1.6 billion and $2.0 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:

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

At September 30, 2019 and December 31, 2018, the discount consists of $505 million and $603 million of tabular discount, respectively, and $1.1 billion and $1.4 billion of non-tabular discount for workers’ compensation, respectively. During the nine-month periods ended September 30, 2019 and 2018, the benefit (charge) from changes in discount of $(920) million and $305 million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Condensed Consolidated Statement of Income.

The following table presents the components of the loss reserve discount discussed above:

	September 30, 2019			December 31, 2018
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
U.S. workers' compensation	$2,138	$698	$2,836	$2,782	$973	$3,755
Retroactive reinsurance	(1,246)	-	(1,246)	(1,720)	-	(1,720)
Total reserve discount*	$892	$698	$1,590	$1,062	$973	$2,035

*Excludes $161 million and $163 million of discount related to certain long tail liabilities in the United Kingdom at September 30, 2019 and December 31, 2018, respectively.

50 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following tables present the net loss reserve discount benefit (charge):

Three Months Ended September 30,	2019			2018
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
Current accident year	$41	$-	$41	$89	$-	$89
Accretion and other adjustments
to prior year discount	(26)	(56)	(82)	(7)	(12)	(19)
Effect of interest rate changes	(136)	(58)	(194)	13	3	16
Net reserve discount
benefit (charge)	(121)	(114)	(235)	95	(9)	86
Change in discount on loss reserves
ceded under retroactive reinsurance	43	-	43	(46)	-	(46)
Net change in total reserve
discount(a)	$(78)	$(114)	$(192)	$49	$(9)	$40

Nine Months Ended September 30,	2019			2018
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
Current accident year	$97	$-	$97	$131	$-	$131
Accretion and other adjustments
to prior year discount	(269)	(80)	(349)	(95)	(42)	(137)
Effect of interest rate changes	(473)	(195)	(668)	232	79	311
Net reserve discount
benefit (charge)	(645)	(275)	(920)	268	37	305
Change in discount on loss reserves
ceded under retroactive reinsurance	475	-	475	(154)	-	(154)
Net change in total reserve
discount(b)	$(170)	$(275)	$(445)	$114	$37	$151

(a) Excludes $(27) million and $12 million discount related to certain long tail liabilities in the United Kingdom for the three-month periods ended September 30, 2019 and 2018, respectively.

(b) Excludes $(1) million and $10 million discount related to certain long tail liabilities in the United Kingdom for the nine-month periods ended September 30, 2019 and 2018, respectively.

During the three- and nine- month period ended September 30, 2019, effective interest rates declined due to a decrease in the forward yield curve component of the discount rates. This decrease reflects a decline in U.S. Treasury rates. The decrease together with certain changes in payout pattern assumptions resulted in a decrease in the loss reserve discount of $276 million and $1.0 billion in the three- and nine- month period ended September 30, 2019, respectively.

During the three- and nine-month period ended September 30, 2018, effective interest rates increased due to an increase in the forward yield curve component of the discount rates. This increase reflected an increase in U.S. Treasury rates. The increase together with changes in payout pattern assumptions resulted in a (decrease)/increase in the loss reserve discount of $(3) million and $174 million in the three- and nine- month period ended September 30, 2018, respectively.

AIG | Third Quarter 2019 Form 10-Q 51

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

Additionally, from time to time, various regulatory and governmental agencies review the transactions and practices of AIG and our subsidiaries in connection with industry-wide and other inquiries into, among other matters, the business practices of current and former operating insurance subsidiaries. Such investigations, inquiries or examinations could develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage. For example, among other matters, we are currently responding to governmental investigations and examinations pertaining to certain sales and compensation practices and payments and related disclosures in connection with financial planning services and the sale and distribution of related products, including 403(b) and similar retirement plans, by the Individual and Group Retirement business segments. We have cooperated, and will continue to cooperate, in producing documents and other information with respect to these matters.

Tax Litigation

We are party to pending tax litigation before the Southern District of New York. For additional information see Note 15 to the Condensed Consolidated Financial Statements.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $7.8 billion at September 30, 2019.

52 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Contingencies, Commitments and Guarantees

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and related subsidiaries (collectively AIGFP) and of AIG Markets, Inc. (AIG Markets) arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at September 30, 2019 was $81 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

AIG | Third Quarter 2019 Form 10-Q 53

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

On August 7, 2019, our Board of Directors declared a cash dividend of $365.625 per share on AIG’s Series A Preferred Stock. Holders of depositary shares each representing a 1/1,000th interest in a share of Series A Preferred Stock received $0.365625 per depositary share. The dividend was paid on September 16, 2019 to holders of record at the close of business on August 30, 2019.

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

54 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

Common Stock

The following table presents a rollforward of outstanding shares:

Nine Months Ended September 30, 2019	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Shares, beginning of year	1,906,671,492	(1,040,062,063)	866,609,429
Shares issued	-	3,339,817	3,339,817
Shares repurchased	-	-	-
Shares, end of period	1,906,671,492	(1,036,722,246)	869,949,246

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

The following table presents declaration date, record date, payment date and dividends paid per share on AIG Common Stock:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Common Share
August 7, 2019	September 17, 2019	September 30, 2019	$0.32
May 6, 2019	June 14, 2019	June 28, 2019	0.32
February 13, 2019	March 15, 2019	March 29, 2019	0.32
August 2, 2018	September 17, 2018	September 28, 2018	$0.32
May 2, 2018	June 14, 2018	June 28, 2018	0.32
February 8, 2018	March 15, 2018	March 29, 2018	0.32

For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries see Note 19 to the Consolidated Financial Statements in the 2018 Annual Report.

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock and warrants to purchase shares of AIG Common Stock:

Nine Months Ended September 30,
(in millions)	2019	2018
Aggregate repurchases of common stock	$-	$994
Total number of common shares repurchased	-	18
Aggregate repurchases of warrants	$-	$6
Total number of warrants repurchased*	-	-

*For the nine-month period ended September 30, 2019, we did not repurchase any warrants to purchase shares of AIG Common Stock. For the nine-month period ended September 30, 2018, we repurchased 366,253 warrants to purchase shares of AIG Common Stock.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On February 13, 2019, our Board of Directors authorized an additional increase of approximately $1.5 billion to its previous share repurchase authorization. As of September 30, 2019, $2.0 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

AIG | Third Quarter 2019 Form 10-Q 55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

We did not repurchase any shares of AIG Common Stock during the nine-month period ended September 30, 2019. The timing of any future repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. The repurchase of AIG Common Stock is also subject to the terms of AIG’s outstanding Series A Preferred Stock, pursuant to which AIG may not (other than in limited circumstances) purchase, redeem or otherwise acquire AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

Accumulated Other Comprehensive INCOME (LOSS)

The following table presents a rollforward of Accumulated other comprehensive income (loss):

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, June 30, 2019, net of tax	$720	$8,034	$(2,692)	$(1,079)	$8	$4,991
Change in unrealized appreciation (depreciation) of
investments	(9)	4,386	-	-	-	4,377
Change in deferred policy acquisition costs
adjustment and other	11	(522)	-	-	-	(511)
Change in future policy benefits	-	(3,042)	-	-	-	(3,042)
Change in foreign currency translation adjustments	-	-	(24)	-	-	(24)
Change in net actuarial loss	-	-	-	13	-	13
Change in prior service credit	-	-	-	(1)	-	(1)
Change in deferred tax liability	(4)	(166)	(10)	(5)	-	(185)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	1	1
Total other comprehensive income (loss)	(2)	656	(34)	7	1	628
Noncontrolling interests	-	5	(1)	-	-	4
Balance, September 30, 2019, net of tax	$718	$8,685	$(2,725)	$(1,072)	$9	$5,615

Balance, December 31, 2018, net of tax	$(38)	$2,426	$(2,725)	$(1,086)	$10	$(1,413)
Change in unrealized appreciation of investments	935	15,262	-	-	-	16,197
Change in deferred policy acquisition costs
adjustment and other	(3)	(2,246)	-	-	-	(2,249)
Change in future policy benefits	-	(5,291)	-	-	-	(5,291)
Change in foreign currency translation adjustments	-	-	31	-	-	31
Change in net actuarial loss	-	-	-	29	-	29
Change in prior service credit	-	-	-	(2)	-	(2)
Change in deferred tax liability	(176)	(1,447)	(30)	(13)	-	(1,666)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(1)	(1)
Total other comprehensive income (loss)	756	6,278	1	14	(1)	7,048
Noncontrolling interests	-	19	1	-	-	20
Balance, September 30, 2019, net of tax	$718	$8,685	$(2,725)	$(1,072)	$9	$5,615
56 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, June 30, 2018, net of tax	$(234)	$3,944	$(2,426)	$(1,062)	$8	$230
Cumulative effect of change in accounting
principles	-	-	-	-	-	-
Change in unrealized appreciation (depreciation) of
investments	350	(1,301)	-	-	-	(951)
Change in deferred policy acquisition costs
adjustment and other	(205)	216	-	-	-	11
Change in future policy benefits	-	340	-	-	-	340
Change in foreign currency translation adjustments	-	-	(131)	-	-	(131)
Change in net actuarial loss	-	-	-	16	-	16
Change in prior service cost	-	-	-	-	-	-
Change in deferred tax asset (liability)	(38)	(13)	2	(2)	-	(51)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	-	-
Total other comprehensive income (loss)	107	(758)	(129)	14	-	(766)
Noncontrolling interests	-	-	-	-	-	-
Balance, September 30, 2018, net of tax	$(127)	$3,186	$(2,555)	$(1,048)	$8	$(536)

Balance, December 31, 2017, net of tax	$793	$7,693	$(2,090)	$(931)	$-	$5,465
Cumulative effect of change in accounting
principles	169	(285)	(284)	(183)	7	(576)
Change in unrealized depreciation of investments	(1,258)	(7,659)	-	-	-	(8,917)
Change in deferred policy acquisition costs
adjustment and other	(91)	1,121	-	-	-	1,030
Change in future policy benefits	-	1,464	-	-	-	1,464
Change in foreign currency translation adjustments	-	-	(154)	-	-	(154)
Change in net actuarial loss	-	-	-	54	-	54
Change in prior service credit	-	-	-	(2)	-	(2)
Change in deferred tax asset (liability)	260	852	(27)	14	-	1,099
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	1	1
Total other comprehensive income (loss)	(1,089)	(4,222)	(181)	66	1	(5,425)
Noncontrolling interests	-	-	-	-	-	-
Balance, September 30, 2018, net of tax	$(127)	$3,186	$(2,555)	$(1,048)	$8	$(536)

AIG | Third Quarter 2019 Form 10-Q 57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the other comprehensive income reclassification adjustments for the three- and nine-month periods ended September 30, 2019 and 2018, respectively:

	Unrealized Appreciation
	(Depreciation) of Fixed				Fair Value of
	Maturity Investments	Unrealized			Liabilities Under
	on Which Other-Than-	Appreciation	Foreign	Retirement	Fair Value Option
	Temporary Credit	(Depreciation)	Currency	Plan	Attributable to
	Impairments Were	of All Other	Translation	Liabilities	Changes in
(in millions)	Recognized	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Three Months Ended September 30, 2019
Unrealized change arising during period	$3	$949	$(24)	$3	$1	$932
Less: Reclassification adjustments
included in net income	1	127	-	(9)	-	119
Total other comprehensive income (loss),
before income tax expense	2	822	(24)	12	1	813
Less: Income tax expense	4	166	10	5	-	185
Total other comprehensive income (loss),
net of income tax expense	$(2)	$656	$(34)	$7	$1	$628
Three Months Ended September 30, 2018
Unrealized change arising during period	$146	$(705)	$(131)	$7	$-	$(683)
Less: Reclassification adjustments
included in net income	1	40	-	(9)	-	32
Total other comprehensive income (loss),
before income tax expense (benefit)	145	(745)	(131)	16	-	(715)
Less: Income tax expense (benefit)	38	13	(2)	2	-	51
Total other comprehensive income (loss),
net of income tax expense (benefit)	$107	$(758)	$(129)	$14	$-	$(766)
Nine Months Ended September 30, 2019
Unrealized change arising during period	$929	$7,912	$31	$3	$(1)	$8,874
Less: Reclassification adjustments
included in net income	(3)	187	-	(24)	-	160
Total other comprehensive income (loss),
before income tax expense	932	7,725	31	27	(1)	8,714
Less: Income tax expense	176	1,447	30	13	-	1,666
Total other comprehensive income (loss),
net of income tax expense	$756	$6,278	$1	$14	$(1)	$7,048
Nine Months Ended September 30, 2018
Unrealized change arising during period	$(1,344)	$(5,055)	$(154)	$26	$1	$(6,526)
Less: Reclassification adjustments
included in net income	5	19	-	(26)	-	(2)
Total other comprehensive income (loss),
before income tax expense (benefit)	(1,349)	(5,074)	(154)	52	1	(6,524)
Less: Income tax expense (benefit)	(260)	(852)	27	(14)	-	(1,099)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(1,089)	$(4,222)	$(181)	$66	$1	$(5,425)

58 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Three Months Ended September 30,
(in millions)	2019	2018
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$1	$1	Other realized capital gains
Total	1	1
Unrealized appreciation (depreciation) of all other investments
Investments	127	10	Other realized capital gains
Deferred acquisition costs adjustment	-	30	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	127	40
Change in retirement plan liabilities adjustment
Prior-service credit	-	-	*
Actuarial losses	(9)	(9)	*
Total	(9)	(9)
Total reclassifications for the period	$119	$32
	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Nine Months Ended September 30,
(in millions)	2019	2018
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$(3)	$5	Other realized capital gains
Total	(3)	5
Unrealized appreciation (depreciation) of all other investments
Investments	187	19	Other realized capital gains
Deferred acquisition costs adjustment	-	-	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	Policyholder benefits and losses incurred
Total	187	19
Change in retirement plan liabilities adjustment
Prior-service credit	-	1	*
Actuarial losses	(24)	(27)	*
Total	(24)	(26)
Total reclassifications for the period	$160	$(2)

*These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 14.

AIG | Third Quarter 2019 Form 10-Q 59

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per common share data)	2019	2018	2019	2018
Numerator for EPS:
Income (loss) from continuing operations	$973	$(1,220)	$3,301	$661
Less: Net income from continuing operations attributable to noncontrolling interests	317	-	881	5
Less: Preferred stock dividends	8	-	15	-
Income (loss) attributable to AIG common shareholders
from continuing operations	648	(1,220)	2,405	656
Loss from discontinued operations, net of income tax expense	-	(39)	(1)	(40)
Net income (loss) attributable to AIG common shareholders	$648	$(1,259)	$2,404	$616
Denominator for EPS:
Weighted average common shares outstanding — basic	877,009,495	895,237,359	876,262,372	902,081,555
Dilutive common shares	18,804,915	-	10,958,744	14,736,714
Weighted average common shares outstanding — diluted(a)(b)	895,814,410	895,237,359	887,221,116	916,818,269
Income (loss) per common share attributable to AIG common
shareholders:
Basic:
Income (loss) from continuing operations	$0.74	$(1.37)	$2.74	$0.72
Income (loss) from discontinued operations	$-	$(0.04)	$-	$(0.04)
Income (loss) attributable to AIG common shareholders	$0.74	$(1.41)	$2.74	$0.68
Diluted:
Income (loss) from continuing operations	$0.72	$(1.37)	$2.71	$0.71
Income (loss) from discontinued operations	$-	$(0.04)	$-	$(0.04)
Income (loss) attributable to AIG common shareholders	$0.72	$(1.41)	$2.71	$0.67

(a)Shares in the diluted EPS calculation represent basic common shares for the three-month period ended September 30, 2018 due to the net loss in that period. The number of common shares excluded from the calculation was 13,538,168 shares.

(b)Dilutive common shares include our share-based employee compensation plans and a weighted average portion of the warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011. The number of common shares excluded from diluted shares outstanding was 5.1 million and 24.9 million for the three- and nine-month periods ended September 30, 2019, respectively, and 5.8 million and 4.7 million for the three- and nine-month periods ended September 30, 2018, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

60 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Employee Benefits

14. Employee Benefits

We sponsor various defined benefit pension plans, post-retirement medical and life insurance plans for eligible employees and retirees in the U.S. and certain non-U.S. countries.

The following table presents the components of net periodic benefit cost (credit) with respect to pensions and other postretirement benefits:

	Pension			Postretirement
	U.S.	Non-U.S.		U.S.	Non-U.S.
(in millions)	Plans	Plans	Total	Plans	Plans	Total
Three Months Ended September 30, 2019
Components of net periodic benefit cost:
Service cost	$2	$6	$8	$-	$-	$-
Interest cost	44	3	47	2	-	2
Expected return on assets	(58)	(5)	(63)	-	-	-
Amortization of prior service cost	-	-	-	-	-	-
Amortization of net loss	9	1	10	-	-	-
Net periodic benefit cost (credit)	(3)	5	2	2	-	2
Settlement charges	-	-	-	-	-	-
Net benefit cost (credit)	$(3)	$5	$2	$2	$-	$2
Three Months Ended September 30, 2018
Components of net periodic benefit cost:
Service cost	$-	$6	$6	$-	$-	$-
Interest cost	41	4	45	1	1	2
Expected return on assets	(72)	(6)	(78)	-	-	-
Amortization of prior service cost	-	-	-	-	-	-
Amortization of net loss	7	2	9	-	-	-
Net periodic benefit cost (credit)	(24)	6	(18)	1	1	2
Settlement charges	-	-	-	-	-	-
Net benefit cost (credit)	$(24)	$6	$(18)	$1	$1	$2
Nine Months Ended September 30, 2019
Components of net periodic benefit cost:
Service cost	$7	$16	$23	$1	$-	$1
Interest cost	131	11	142	5	1	6
Expected return on assets	(172)	(16)	(188)	-	-	-
Amortization of prior service cost (credit)	-	1	1	-	(1)	(1)
Amortization of net (gain) loss	25	4	29	(1)	-	(1)
Net periodic benefit cost (credit)	(9)	16	7	5	-	5
Settlement credit	-	(3)	(3)	-	-	-
Net benefit cost (credit)	$(9)	$13	$4	$5	$-	$5
Nine Months Ended September 30, 2018
Components of net periodic benefit cost:
Service cost	$4	$17	$21	$1	$1	$2
Interest cost	122	12	134	4	2	6
Expected return on assets	(213)	(19)	(232)	-	-	-
Amortization of prior service cost (credit)	-	1	1	(1)	(1)	(2)
Amortization of net loss	21	6	27	-	-	-
Net periodic benefit cost (credit)	(66)	17	(49)	4	2	6
Settlement charges	-	-	-	-	-	-
Net benefit cost (credit)	$(66)	$17	$(49)	$4	$2	$6

For the nine-month period ended September 30, 2019, we contributed $160 million to the U.S. AIG Retirement Plan.

AIG | Third Quarter 2019 Form 10-Q 61

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

Interim Tax Expense (Benefit)

For the three-month period ended September 30, 2019, the effective tax rate on income from continuing operations was 22.8 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, changes in reserves for uncertain tax positions, a net tax charge due to the accrual of interest associated with IRS and other tax authority matters, state and local income taxes, non-deductible transfer pricing charges, and U.S. tax imposed on GILTI earned by certain foreign subsidiaries, partially offset by tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and valuation allowance activity related to certain foreign subsidiaries. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the nine-month period ended September 30, 2019, the effective tax rate on income from continuing operations was 22.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the accrual of interest associated with IRS and other tax authority matters, the effect of foreign operations, changes in reserves for uncertain tax positions, state and local income taxes, excess tax charges related to share based compensation payments recorded through the income statement, non-deductible transfer pricing charges, and U.S. tax imposed on GILTI earned by certain foreign subsidiaries, partially offset by tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and valuation allowance activity related to certain foreign subsidiaries. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the three-month period ended September 30, 2018, the effective tax rate on income from continuing operations was 20.1 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, additional U.S. taxes imposed on income of our foreign subsidiaries under international provisions of the Tax Act, valuation allowance activity related to certain foreign subsidiaries and state jurisdictions and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from accumulated other comprehensive income to income from continuing operations

62 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

related to the disposal of available for sale securities. We also recorded a measurement period tax charge of $62 million related to the effects of the deemed repatriation tax.

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

As a result of the Tax Act, the majority of accumulated foreign earnings that were previously untaxed are subject to a one-time deemed repatriation tax. Going forward, certain foreign earnings of our foreign affiliates will be exempt from U.S. tax upon repatriation. Notwithstanding the changes, U.S. tax on foreign exchange gain or loss and certain non-U.S. withholding taxes will continue to be applicable upon future repatriations of foreign earnings. For the nine-month period ended September 30, 2019, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

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

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction. Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss. Our U.S. federal consolidated income tax group includes both life companies and non-life companies. While the U.S. taxable income of our non-life companies can be offset by our net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards. The remaining tax liability of our life companies can be offset by foreign tax credit carryforwards. Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of September 30, 2019, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

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

AIG | Third Quarter 2019 Form 10-Q 63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

For the nine-month period ended September 30, 2019, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in an increase to the deferred tax liability related to net unrealized tax capital gains. As of September 30, 2019, based on all available evidence, we concluded that no valuation allowance is required. For the nine-month period ended September 30, 2019, we released $290 million of valuation allowance associated with the unrealized tax losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, all of which was allocated to other comprehensive income. We released the full amount of valuation allowance previously recorded during the three-month period ended March 31, 2019 and no additional activity was recorded for the three-month periods ended June 30, 2019 and September 30, 2019.

For the nine-month period ended September 30, 2019, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Non-Life Companies’ available for sale securities portfolio, resulting in an increase to the deferred tax liability related to net unrealized tax capital gains. As of September 30, 2019, we continue to be in an overall unrealized tax gain position with respect to the U.S. Non-Life Companies’ available for sale securities portfolio and thus concluded no valuation allowance is necessary in the U.S. Non-Life Companies’ available for sale securities portfolio.

For the three- and nine-month periods ended September 30, 2019, we recognized net decreases of $9 million and $40 million, respectively, in our deferred tax asset valuation allowance associated with certain foreign subsidiaries, primarily attributable to changes in projections and current year activity.

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

Accounting for Uncertainty in Income Taxes

At both September 30, 2019 and December 31, 2018, our unrecognized tax benefits, excluding interest and penalties, were $4.8 billion and $4.7 billion, respectively. At September 30, 2019 and December 31, 2018, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $43 million and $38 million, respectively. Accordingly, at both September 30, 2019 and December 31, 2018, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.7 billion.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At September 30, 2019 and December 31, 2018, we had accrued liabilities of $2.4 billion and $2.2 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the nine-month periods ended September 30, 2019 and 2018, we accrued expense (benefit) of $181 million and $148 million, respectively, for the payment of interest and penalties.

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

64 AIG | Third Quarter 2019 Form 10-Q

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

Condensed Consolidating Balance Sheets

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
September 30, 2019
Assets:
Short-term investments(a)	$3,229	$2	$-	$13,374	$(2,492)	$14,113
Other investments(b)	4,505	-	-	322,375	-	326,880
Total investments	7,734	2	-	335,749	(2,492)	340,993
Cash	3	20	1	3,337	-	3,361
Loans to subsidiaries(c)	35,142	-	-	752	(35,894)	-
Investment in consolidated subsidiaries(c)	40,115	3,814	33,315	-	(77,244)	-
Other assets, including deferred income taxes(d)	15,583	1,792	18	165,222	(1,847)	180,768
Total assets	$98,577	$5,628	$33,334	$505,060	$(117,477)	$525,122
Liabilities:
Insurance liabilities	$-	$-	$-	$305,993	$-	$305,993
Long-term debt	21,905	355	643	12,359	-	35,262
Other liabilities, including intercompany balances(b)	10,321	8	23	110,413	(4,343)	116,422
Loans from subsidiaries(c)	748	-	-	35,142	(35,890)	-
Total liabilities	32,974	363	666	463,907	(40,233)	457,677
Total AIG shareholders’ equity	65,603	5,265	32,668	39,311	(77,244)	65,603
Non-redeemable noncontrolling interests	-	-	-	1,842	-	1,842
Total equity	65,603	5,265	32,668	41,153	(77,244)	67,445
Total liabilities and equity	$98,577	$5,628	$33,334	$505,060	$(117,477)	$525,122

December 31, 2018
Assets:
Short-term investments(a)	$1,141	$2	$-	$10,329	$(1,798)	$9,674
Other investments(b)	3,377	-	-	301,158	-	304,535
Total investments	4,518	2	-	311,487	(1,798)	314,209
Cash	2	9	9	2,853	-	2,873
Loans to subsidiaries(c)	34,963	-	-	615	(35,578)	-
Investment in consolidated subsidiaries(c)	33,300	4,029	26,321	-	(63,650)	-
Other assets, including deferred income taxes(d)	15,389	1,798	124	159,430	(1,839)	174,902
Total assets	$88,172	$5,838	$26,454	$474,385	$(102,865)	$491,984
Liabilities:
Insurance liabilities	$-	$-	$-	$293,652	$-	$293,652
Long-term debt	22,422	359	643	11,116	-	34,540
Other liabilities, including intercompany balances(b)	8,774	228	144	100,974	(3,637)	106,483
Loans from subsidiaries(c)	615	-	-	34,963	(35,578)	-
Total liabilities	31,811	587	787	440,705	(39,215)	434,675
Total AIG shareholders’ equity	56,361	5,251	25,667	32,732	(63,650)	56,361
Non-redeemable noncontrolling interests	-	-	-	948	-	948
Total equity	56,361	5,251	25,667	33,680	(63,650)	57,309
Total liabilities and equity	$88,172	$5,838	$26,454	$474,385	$(102,865)	$491,984

(a) At September 30, 2019, includes restricted cash of $1 million and $63 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively. At December 31, 2018, includes restricted cash of $124 million and $18 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively.

(b) Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(c) Eliminated in consolidation.

(d) At September 30, 2019, includes restricted cash of $1 million and $344 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively. At December 31, 2018, includes restricted cash of $1 million and $342 million for American International Group, Inc. (As Guarantor) and Other Subsidiaries, respectively.

AIG | Third Quarter 2019 Form 10-Q 65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Income

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Three Months Ended September 30, 2019
Revenues:
Equity in earnings of consolidated subsidiaries*	$998	$28	$1,011	$-	$(2,037)	$-
Other income	279	4	-	12,710	(79)	12,914
Total revenues	1,277	32	1,011	12,710	(2,116)	12,914
Expenses:
Interest expense	245	13	12	81	(3)	348
(Gain) loss on extinguishment of debt	-	(9)	-	9	-	-
Other expenses	188	7	1	11,185	(75)	11,306
Total expenses	433	11	13	11,275	(78)	11,654
Income (loss) from continuing operations before income
tax expense (benefit)	844	21	998	1,435	(2,038)	1,260
Income tax expense (benefit)	187	-	(2)	102	-	287
Income (loss) from continuing operations	657	21	1,000	1,333	(2,038)	973
Income (loss) from discontinued operations,
net of income taxes	(1)	-	-	1	-	-
Net income (loss)	656	21	1,000	1,334	(2,038)	973
Less:
Net income from continuing operations
attributable to noncontrolling interests	-	-	-	317	-	317
Net income (loss) attributable to AIG	$656	$21	$1,000	$1,017	$(2,038)	$656
Three Months Ended September 30, 2018
Revenues:
Equity in earnings of consolidated subsidiaries*	$(989)	$(93)	$1,316	$-	$(234)	$-
Other income	183	23	1	11,412	(133)	11,486
Total revenues	(806)	(70)	1,317	11,412	(367)	11,486
Expenses:
Interest expense	244	10	12	63	(3)	326
Loss on extinguishment of debt	-	-	-	1	-	1
Other expenses	132	2	1	12,513	38	12,686
Total expenses	376	12	13	12,577	35	13,013
Income (loss) from continuing operations before income
tax expense (benefit)	(1,182)	(82)	1,304	(1,165)	(402)	(1,527)
Income tax expense (benefit)	38	-	(2)	(343)	-	(307)
Income (loss) from continuing operations	(1,220)	(82)	1,306	(822)	(402)	(1,220)
Loss from discontinued operations,
net of income taxes	(39)	-	-	-	-	(39)
Net income (loss)	(1,259)	(82)	1,306	(822)	(402)	(1,259)
Less:
Net income (loss) from continuing operations
attributable to noncontrolling interests	-	-	-	-	-	-
Net income (loss) attributable to AIG	$(1,259)	$(82)	$1,306	$(822)	$(402)	$(1,259)

66 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Information Provided in Connection with Outstanding Debt

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Nine Months Ended September 30, 2019
Revenues:
Equity in earnings of consolidated subsidiaries*	$2,873	$344	$2,989	$-	$(6,206)	$-
Other income	843	9	-	37,234	(155)	37,931
Total revenues	3,716	353	2,989	37,234	(6,361)	37,931
Expenses:
Interest expense	741	13	37	277	(11)	1,057
Loss on extinguishment of debt	-	-	-	13	-	13
Other expenses	556	12	2	32,183	(143)	32,610
Total expenses	1,297	25	39	32,473	(154)	33,680
Income (loss) from continuing operations before income
tax expense (benefit)	2,419	328	2,950	4,761	(6,207)	4,251
Income tax expense (benefit)	(2)	-	(4)	956	-	950
Income (loss) from continuing operations	2,421	328	2,954	3,805	(6,207)	3,301
Income (loss) from discontinued operations,
net of income taxes	(2)	-	-	1	-	(1)
Net income (loss)	2,419	328	2,954	3,806	(6,207)	3,300
Less:
Net income from continuing operations
attributable to noncontrolling interests	-	-	-	881	-	881
Net income (loss) attributable to AIG	$2,419	$328	$2,954	$2,925	$(6,207)	$2,419
Nine Months Ended September 30, 2018
Revenues:
Equity in earnings of consolidated subsidiaries*	$889	$(93)	$2,497	$-	$(3,293)	$-
Other income	750	23	1	34,103	(48)	34,829
Total revenues	1,639	(70)	2,498	34,103	(3,341)	34,829
Expenses:
Interest expense	710	10	37	154	(9)	902
Loss on extinguishment of debt	-	-	-	10	-	10
Other expenses	643	2	2	32,357	(39)	32,965
Total expenses	1,353	12	39	32,521	(48)	33,877
Income (loss) from continuing operations before income
tax expense (benefit)	286	(82)	2,459	1,582	(3,293)	952
Income tax expense (benefit)	(370)	-	-	661	-	291
Income (loss) from continuing operations	656	(82)	2,459	921	(3,293)	661
Loss from discontinued operations,
net of income taxes	(40)	-	-	-	-	(40)
Net income (loss)	616	(82)	2,459	921	(3,293)	621
Less:
Net income from continuing operations
attributable to noncontrolling interests	-	-	-	5	-	5
Net income (loss) attributable to AIG	$616	$(82)	$2,459	$916	$(3,293)	$616

*Eliminated in consolidation.

AIG | Third Quarter 2019 Form 10-Q 67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Comprehensive Income

	American
	International	Validus					Reclassifications
	Group, Inc.	Holdings,			Other		and		Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH		Subsidiaries		Eliminations		AIG
Three Months Ended September 30, 2019
Net income (loss)	$656	$21	$1,000		$1,334		$(2,038)		$973
Other comprehensive income (loss)	624	-	303		(1,436)		1,137		628
Comprehensive income (loss)	1,280	21	1,303		(102)		(901)		1,601
Total comprehensive income attributable to
noncontrolling interests	-	-	-		321		-		321
Comprehensive income (loss) attributable to AIG	$1,280	$21	$1,303		$(423)		$(901)		$1,280
Three Months Ended September 30, 2018
Net income (loss)	$(1,259)	$(82)	$1,306		$(822)		$(402)		$(1,259)
Other comprehensive income (loss)	(766)	-	(301)		(2,229)	(a)	2,530	(a)	(766)
Comprehensive income (loss)	(2,025)	(82)	1,005		(3,051)		2,128		(2,025)
Total comprehensive income attributable to
noncontrolling interests	-	-	-		-		-		-
Comprehensive income (loss) attributable to AIG	$(2,025)	$(82)	$1,005		$(3,051)		$2,128		$(2,025)
Nine Months Ended September 30, 2019
Net income (loss)	$2,419	$328	$2,954		$3,806		$(6,207)		$3,300
Other comprehensive income (loss)	7,028	1	5,521		3,593		(9,095)		7,048
Comprehensive income (loss)	9,447	329	8,475		7,399		(15,302)		10,348
Total comprehensive income attributable to
noncontrolling interests	-	-	-		901		-		901
Comprehensive income (loss) attributable to AIG	$9,447	$329	$8,475		$6,498		$(15,302)		$9,447
Nine Months Ended September 30, 2018
Net income (loss)	$616	$(82)	$2,459		$921		$(3,293)		$621
Other comprehensive income (loss)	(5,425)	-	(3,766)	(a)	(6,650)	(a)	10,416	(a)	(5,425)
Comprehensive income (loss)	(4,809)	(82)	(1,307)		(5,729)		7,123		(4,804)
Total comprehensive income attributable to
noncontrolling interests	-	-	-		5		-		5
Comprehensive income (loss) attributable to AIG	$(4,809)	$(82)	$(1,307)		$(5,734)		$7,123		$(4,809)

(a)The Other comprehensive income (loss) amounts for Other Subsidiaries and Reclassifications and Eliminations in the three months ended September 30, 2018, have been revised from $(1.4) billion to $(2.2) billion and from $1.7 billion to $2.5 billion, respectively, to correct Comprehensive income (loss) in the three months ended September 30, 2018. The Other comprehensive income (loss) amounts for AIGLH, Other Subsidiaries and Reclassifications and Eliminations in the nine months ended September 30, 2018, have been revised from $3.1 billion to $(3.8) billion, from $12.6 billion to $(6.7) billion and from $(15.7) billion to $10.4 billion, respectively, to correct Comprehensive income (loss) in the nine months ended September 30, 2018. These corrections in the three-and nine-month periods ended September 30, 2018 have no impact on AIG’s consolidated financial statements and is not considered material to previously issued financial statements.

68 AIG | Third Quarter 2019 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Cash Flows

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Nine Months Ended September 30, 2019
Net cash (used in) provided by operating activities	$2,755	$101	$1,462	$(1,068)	$(4,039)	$(789)
Cash flows from investing activities:
Sales of investments	2,090	-	-	46,921	(540)	48,471
Sales of divested businesses, net	-	-	-	2	-	2
Purchase of investments	(2,395)	-	-	(49,654)	540	(51,509)
Loans to subsidiaries - net	534	-	-	(127)	(407)	-
Contributions from (to) subsidiaries - net	(239)	-	-	-	239	-
Net change in short-term investments	(2,242)	-	-	(2,344)	-	(4,586)
Other, net	87	-	-	2,742	-	2,829
Net cash (used in) investing activities	(2,165)	-	-	(2,460)	(168)	(4,793)
Cash flows from financing activities:
Issuance of long-term debt	595	-	-	1,969	-	2,564
Repayments of long-term debt	(1,006)	-	-	(1,415)	-	(2,421)
Issuance of preferred stock	485	-	-	-	-	485
Purchase of common stock	-	-	-	-	-	-
Intercompany loans - net	127	-	-	(534)	407	-
Cash dividends paid on preferred stock	(15)	-	-	-	-	(15)
Cash dividends paid on common stock	(835)	(90)	(1,470)	(2,479)	4,039	(835)
Other, net	(63)	-	-	6,479	(239)	6,177
Net cash (used in) provided by financing activities	(712)	(90)	(1,470)	4,020	4,207	5,955
Effect of exchange rate changes on cash and
restricted cash	-	-	-	39	-	39
Change in cash and restricted cash	(122)	11	(8)	531	-	412
Cash and restricted cash at beginning of year	127	9	9	3,213	-	3,358
Cash and restricted cash at end of period	$5	$20	$1	$3,744	$-	$3,770

Nine Months Ended September 30, 2018
Net cash (used in) provided by operating activities	$1,389	$(40)	$2,003	$(433)	$(2,957)	$(38)
Cash flows from investing activities:
Sales of investments	4,641	-	-	45,218	(3,326)	46,533
Sales of divested businesses, net	-	-	-	10	-	10
Purchase of investments	(1,680)	-	-	(45,574)	3,326	(43,928)
Loans to subsidiaries - net	878	-	-	(50)	(828)	-
Contributions from (to) subsidiaries - net	22	-	-	-	(22)	-
Acquisition of businesses, net of cash and
restricted cash acquired	(5,475)	112	-	311	-	(5,052)
Net change in short-term investments	1,267	-	-	1,144	-	2,411
Other, net	(55)	-	-	(836)	-	(891)
Net cash (used in) provided by investing activities	(402)	112	-	223	(850)	(917)
Cash flows from financing activities:
Issuance of long-term debt	2,470	-	-	1,589	-	4,059
Repayments of long-term debt	(1,493)	-	-	(1,295)	-	(2,788)
Purchase of common stock	(994)	-	-	-	-	(994)
Intercompany loans - net	50	-	-	(878)	828	-
Cash dividends paid on common stock	(858)	(6)	(2,020)	(931)	2,957	(858)
Other, net	(165)	-	-	2,057	22	1,914
Net cash (used in) provided by financing activities	(990)	(6)	(2,020)	542	3,807	1,333
Effect of exchange rate changes on cash and
restricted cash	-	-	-	8	-	8
Change in cash and restricted cash	(3)	66	(17)	340	-	386
Cash and restricted cash at beginning of year	8	-	20	2,709	-	2,737
Cash and restricted cash at end of period	$5	$66	$3	$3,049	$-	$3,123

AIG | Third Quarter 2019 Form 10-Q 69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Information Provided in Connection with Outstanding Debt

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
September 30, 2019
Cash	$3	$20	$1	$3,337	$-	$3,361
Restricted cash included in Short-term investments	1	-	-	63	-	64
Restricted cash included in Other assets	1	-	-	344	-	345
Total cash and restricted cash shown in the Condensed
Consolidating Statements of Cash Flows	$5	$20	$1	$3,744	$-	$3,770

Cash (paid) received during the 2019 period for:
Interest:
Third party	$(735)	$(22)	$(48)	$(207)	$-	$(1,012)
Intercompany	(2)	31	-	(29)	-	-
Taxes:
Income tax authorities	$(12)	$-	$-	$(181)	$-	$(193)
Intercompany	1,035	2	-	(1,037)	-	-

September 30, 2018
Cash	$3	$66	$3	$2,669	$-	$2,741
Restricted cash included in Short-term investments	1	-	-	27	-	28
Restricted cash included in Other assets	1	-	-	353	-	354
Total cash and restricted cash shown in the Condensed
Consolidating Statements of Cash Flows	$5	$66	$3	$3,049	$-	$3,123

Cash (paid) received during the 2018 period for:
Interest:
Third party	$(706)	$14	$(47)	$(279)	$-	$(1,018)
Intercompany	(1)	-	(1)	2	-	-
Taxes:
Income tax authorities	$(23)	$-	$-	$(44)	$-	$(67)
Intercompany	1,084	-	-	(1,084)	-	-

American International Group, Inc. (As Guarantor) Supplementary Disclosure of Non-Cash Activities:

Nine Months Ended September 30,
(in millions)	2019	2018
Intercompany non-cash financing and investing activities:
Capital contributions	$15	$2,339
Dividends received in the form of securities	659	745
Return of capital	15	2,706

17. Subsequent Events

Dividends Declared

On October 31, 2019, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on December 26, 2019 to shareholders of record on December 12, 2019. On October 31, 2019, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on December 16, 2019 to holders of record on November 29, 2019.

70 AIG | Third Quarter 2019 Form 10-Q

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

•changes in judgments concerning potential cost saving opportunities;

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

•significant legal, regulatory or governmental proceedings;

•concentrations in our investment portfolios;

•changes in judgments concerning the recognition of deferred tax assets and goodwill impairment; and

•such other factors discussed in:

–Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q;

–Part I, Item 2. MD&A of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019

–Part I, Item 2. MD&A of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019; and

–Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2018 Annual Report.

We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

AIG | Third Quarter 2019 Form 10-Q 71

72 AIG | Third Quarter 2019 Form 10-Q

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

AIG | Third Quarter 2019 Form 10-Q 73

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

74 AIG | Third Quarter 2019 Form 10-Q

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

AIG | Third Quarter 2019 Form 10-Q 75

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

General Insurance includes the following major operating companies: National Union Fire Insurance Company of Pittsburgh, Pa. (National Union); American Home Assurance Company (American Home); Lexington Insurance Company (Lexington); AIG General Insurance Company, Ltd. (AIG Sonpo); AIG Asia Pacific Insurance, Pte, Ltd.; AIG Europe S.A.; American International Group UK Ltd.; Validus Reinsurance, Ltd. (Validus); Talbot Holdings Ltd.; Western World Insurance Group, Inc. and Glatfelter Insurance Group (Glatfelter).

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

76 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Executive Summary

Financial Performance Summary

Net Income (Loss) Attributable To AIG Common Shareholders Three Months Ended September 30, (in millions)

2019 and 2018 Quarterly Comparison

Net income attributable to AIG Common Shareholders increased due to:

•improvement in accident year losses in General Insurance as a result of underwriting discipline, increased use of reinsurance and a change in business mix as well as lower catastrophe losses and favorable prior year loss reserve development compared to unfavorable loss reserve development in the same period of the prior year in General Insurance;

•net realized capital gains in the three-month period ended September 30, 2019 compared to net realized capital losses in the same period in the prior year;

•lower general and other operating expenses as a result of ongoing strategic initiatives to reduce costs; and

•net investment income was flat compared to the same period in the prior year, reflecting higher interest and dividends and other investment income primarily offset by lower alternative investment returns.

These increases were partially offset by:

•a net loss reserve discount charge in the three-month period ended September 30, 2019 compared to a loss reserve discount benefit in the three-month period ended September 30, 2018; and

•the impact of noncontrolling interest attributed to Fortitude Re results in the three-month period ended September 30, 2019 as discussed in Consolidated Results of Operations.

For further discussion see Consolidated Results of Operations.

AIG | Third Quarter 2019 Form 10-Q 77

ITEM 2 | Executive Summary

Net Income Attributable To AIG Common Shareholders Nine Months Ended September 30, (in millions)

2019 and 2018 Year-to-Date Comparison

Net income attributable to AIG Common Shareholders increased due to:

•higher investment returns in our alternative investments portfolio due to robust equity market returns in the nine-month period ended September 30, 2019, income from an initial public offering of a holding in the private equity portfolio, and an increase in income from fixed maturity securities for which the fair value option was elected compared to the same period in the prior year where returns were lower as a result of an increase in interest rates and widening spreads that occurred, as well as negative performance of our fair value option equity securities portfolio;

•improvement in accident year losses in General Insurance as a result of underwriting discipline, increased use of reinsurance and a change in business mix as well as lower catastrophe losses and favorable prior year loss reserve development compared to unfavorable loss reserve development in the same period of the prior year in General Insurance;

•net realized capital gains in the nine-month period ended September 30, 2019 compared to net realized capital losses in the same period in the prior year; and

•lower general and other operating expenses as a result of ongoing strategic initiatives to reduce costs.

These increases were partially offset by:

•a net loss reserve discount charge in the nine-month period ended September 30, 2019 compared to a loss reserve discount benefit in the nine-month period ended September 30, 2018; and

•the impact of noncontrolling interest attributed to Fortitude Re results in the nine-month period ended September 30, 2019 as discussed in Consolidated Results of Operations.

For further discussion see Consolidated Results of Operations.

78 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Executive Summary

Adjusted Pre-Tax Income (Loss)* Three Months Ended September 30, (in millions)

2019 and 2018 Quarterly Comparison

Adjusted pre-tax income increased primarily due to:

•improvement in accident year losses in General Insurance as a result of underwriting discipline, increased use of reinsurance and a change in business mix as well as lower catastrophe losses and favorable prior year loss reserve development compared to unfavorable loss reserve development in the same period of the prior year in General Insurance;

•lower general and other operating expenses as a result of ongoing strategic initiatives to reduce costs; and

•net investment income was flat compared to the same period in the prior year, reflecting higher interest and dividends and other investment income primarily offset by lower alternative investment returns.

*Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.
Adjusted Pre-Tax Income* Nine Months Ended September 30, (in millions)

2019 and 2018 Year-to-Date Comparison

Adjusted pre-tax income increased primarily due to:

•higher investment returns in our alternative investments portfolio due to robust equity market returns in the nine-month period ended September 30, 2019, income from an initial public offering of a holding in the private equity portfolio, and an increase in income from fixed maturity securities for which the fair value option was elected compared to the same period in the prior year where returns were lower as a result of an increase in interest rates and widening spreads that occurred;

•lower catastrophe losses and lower accident year losses as a result of underwriting discipline, increased use of reinsurance and a change in business mix and favorable prior year loss reserve development compared to unfavorable loss reserve development in the same period of the prior year; and

•lower general operating and other expenses as a result of ongoing strategic initiatives to reduce costs.

*Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG | Third Quarter 2019 Form 10-Q 79

ITEM 2 | Executive Summary

General Operating and Other Expenses Three Months Ended September 30, (in millions)

2019 and 2018 Quarterly Comparison

General operating and other expenses declined primarily due to lower employee related expenses and professional fee reductions pertaining to expense reduction initiatives. The declines were partially offset by an increase in expenses caused by the acquisition of Glatfelter in the fourth quarter of 2018.

In keeping with our broad and ongoing efforts to transform for long-term competitiveness, general operating and other expenses for the three-month periods ended September 30, 2019 and 2018 included approximately $67 million and $35 million, respectively, of pre-tax restructuring and other costs which were primarily comprised of employee severance charges and other exit costs related to organizational simplification, operational efficiency, and business rationalization.

General Operating and Other Expenses Nine Months Ended September 30, (in millions)

2019 and 2018 Year-to-Date Comparison

General operating and other expenses declined primarily due to lower employee related expenses and professional fee reductions pertaining to expense reduction initiatives. The declines were partially offset by an increase in expenses caused by the acquisitions of Validus and Glatfelter in the third and fourth quarters of 2018, respectively.

In keeping with our broad and ongoing efforts to transform for long-term competitiveness, general operating and other expenses for the nine-month periods ended September 30, 2019 and 2018 included approximately $174 million and $259 million, respectively, of pre-tax restructuring and other costs which were primarily comprised of employee severance charges and other exit costs related to organizational simplification, operational efficiency, and business rationalization.

80 AIG | Third Quarter 2019 Form 10-Q

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

AIG | Third Quarter 2019 Form 10-Q 81

ITEM 2 | Executive Summary

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in the first nine months of 2019, characterized by factors such as the impact of historically low interest rates, uncertainties in the annuity marketplace resulting from legislative and regulatory initiatives aimed at re-evaluating the standard of care for sales of investment products and services, slowing global economic growth, global trade tensions and the UK’s pending withdrawal from its membership in the European Union (the EU) (commonly referred to as Brexit). Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

Impact of Changes in the Interest Rate Environment

While many benchmark U.S. interest rates had risen to recent period highs in 2018, more recent concerns about weakness in U.S. economic expansion have led to declining interest rates over the first nine months of 2019, with key benchmark rates in the U.S. and in many developed markets close to historic lows and, in some international jurisdictions, negative. The low interest rate environment negatively affects sales of interest rate sensitive products in our industry and may negatively impact the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. On the other hand, if rates rise, some of these impacts may abate while there may be different impacts, some of which are highlighted below. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

Additionally, sustained low interest rates may result in higher pension expense due to the impact on discounting of projected benefit cash flows.

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

82 AIG | Third Quarter 2019 Form 10-Q

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

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 64 percent were crediting at the contractual minimum guaranteed interest rate at September 30, 2019. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 62 percent and 66 percent at September 30, 2019 and December 31, 2018, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning. In the core universal life business in our Life Insurance business, 63 percent of the account values were crediting at the contractual minimum guaranteed interest rate at September 30, 2019.

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
September 30, 2019		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$4,038	$3,102	$21,008	$28,148
> 1% - 2%	5,607	112	1,875	7,594
> 2% - 3%	11,828	248	70	12,146
> 3% - 4%	9,234	42	6	9,282
> 4% - 5%	522	-	4	526
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$31,263	$3,504	$22,968	$57,735
Group Retirement*
1%	$1,496	$2,581	$4,307	$8,384
> 1% - 2%	5,363	930	652	6,945
> 2% - 3%	14,832	4	-	14,836
> 3% - 4%	814	-	-	814
> 4% - 5%	7,102	-	-	7,102
> 5% - 5.5%	174	-	-	174
Total Group Retirement	$29,781	$3,515	$4,959	$38,255
Universal life insurance
1%	$-	$-	$-	$-
> 1% - 2%	92	24	371	487
> 2% - 3%	271	586	1,063	1,920
> 3% - 4%	1,470	485	80	2,035
> 4% - 5%	2,922	230	38	3,190
> 5% - 5.5%	207	-	-	207
Total universal life insurance	$4,962	$1,325	$1,552	$7,839
Total	$66,006	$8,344	$29,479	$103,829
Percentage of total	64%	8%	28%	100%

*Individual Retirement and Group Retirement amounts shown include fixed options within variable annuity products.

AIG | Third Quarter 2019 Form 10-Q 83

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

Standard of Care Developments

The SEC, federal and state lawmakers and state insurance regulators continue their efforts at evaluating what is an appropriate regulatory framework around a standard of care for the sale of investment products and services, with the SEC having recently adopted in June 2019 a set of final rules and interpretations on this topic that include Regulation Best Interest.

On July 17, 2018, the New York State Department of Financial Services adopted a best interest standard of care regulation applicable to annuity and life transactions through issuance of the First Amendment to Insurance Regulation 187 – Suitability and Best Interests in Life Insurance and Annuity Transactions (Regulation 187). The compliance date for Regulation 187 was August 1, 2019 for annuity products and will be February 1, 2020 for life products. As amended, Regulation 187 requires producers to act in their client’s best interest when making point-of-sale and in-force recommendations, and provide in writing the basis for the recommendation, as well as the facts and analysis to support the recommendation. The amended regulation also imposes additional duties on life insurance companies in relation to these transactions, such as requiring insurers to establish and maintain procedures designed to prevent financial exploitation and abuse. We will implement and enhance processes and procedures, where needed, to comply with this regulation.

Additionally, on June 5, 2019, the SEC adopted a package of final rulemakings and interpretations, which include Regulation Best Interest (Regulation BI) and the creation of a new disclosure tool called Form CRS Relationship Summary (Form CRS). Regulation BI establishes new rules regarding the standard of care a broker must meet when making a recommendation to a retail customer in connection with the sale of a security or other covered recommendation. Form CRS requires enhanced disclosure by broker-dealers and investment advisors regarding client relationships and certain conflicts of interest issues. The compliance date for Regulation BI and Form CRS is June 30, 2020.

At the same time, the SEC issued two interpretations under the Investment Advisers Act of 1940. The first addressed the standard of conduct applicable to SEC-registered investment advisors, including details regarding the fiduciary duty owed to clients, required disclosures and the advisor’s continuous monitoring obligations. The second interpretation clarified when investment advice would be considered “solely incidental” to brokerage activity for purposes of the broker-dealer exclusion from SEC investment advisor registration. These two SEC interpretations became final upon publication. We expect that the SEC will continue to release guidance regarding these final rules and will further clarify its interpretations through the issuance of FAQs and other publications. We are evaluating the scope and full impact of this package of final rulemakings and interpretations on us and our customers, distribution partners, and financial advisors, while preparing for compliance with them. We will implement and enhance processes and procedures, where needed, to comply with the final rules and interpretations.

Other states, such as Nevada, New Jersey, and Massachusetts have also proposed similar standard of care regulations applicable to insurance producers and/or insurance companies. Additionally, the NAIC is expected to complete its revisions to the NAIC Suitability in Annuity Transactions Model Regulation later this year in regards to the standard of care that would be applicable in a sale or recommendation of an annuity.

We continue to closely follow these efforts and other relevant federal and state-level regulatory and legislative developments in this area. While we cannot predict the long-term impact of these developments on our Life and Retirement businesses, we believe our diverse product offerings and distribution relationships position us to compete effectively in this evolving marketplace.

84 AIG | Third Quarter 2019 Form 10-Q

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

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
Rate for 1 USD	2019	2018	Change	2019	2018	Change
Currency:
GBP	0.80	0.77	4%	0.78	0.74	5%
EUR	0.89	0.86	3%	0.89	0.84	6%
JPY	107.53	111.48	(4)%	109.67	109.95	-%

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

AIG | Third Quarter 2019 Form 10-Q 85

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations on a reported basis for the three- and nine-month periods ended September 30, 2019 and 2018. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see the Critical Accounting Estimates section of this MD&A and Part II, Item 7. MD&A — Critical Accounting Estimates in the 2018 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2019	2018	Change		2019	2018	Change
Revenues:
Premiums	$7,617	$7,668	(1)%		$23,117	$22,150	4%
Policy fees	733	530	38		2,237	2,057	9
Net investment income	3,408	3,396	-		11,032	9,722	13
Net realized capital gains (losses)	929	(511)	NM		887	(365)	NM
Other income	227	403	(44)		658	1,265	(48)
Total revenues	12,914	11,486	12		37,931	34,829	9
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,892	8,312	(17)		19,373	19,484	(1)
Interest credited to policyholder account balances	966	933	4		2,873	2,784	3
Amortization of deferred policy acquisition costs	1,252	1,118	12		3,980	3,813	4
General operating and other expenses	2,187	2,325	(6)		6,380	6,919	(8)
Interest expense	348	326	7		1,057	902	17
Loss on extinguishment of debt	-	1	NM		13	10	30
Net (gain) loss on sale of divested businesses	9	(2)	NM		4	(35)	NM
Total benefits, losses and expenses	11,654	13,013	(10)		33,680	33,877	(1)
Income (loss) from continuing operations before
income tax expense (benefit)	1,260	(1,527)	NM		4,251	952	347
Income tax expense (benefit)	287	(307)	NM		950	291	226
Income (loss) from continuing operations	973	(1,220)	NM		3,301	661	399
Loss from discontinued operations,
net of income tax expense (benefit)	-	(39)	NM		(1)	(40)	98
Net income (loss)	973	(1,259)	NM		3,300	621	431
Less: Net income (loss) attributable to
noncontrolling interests	317	-	NM		881	5	NM
Net income (loss) attributable to AIG	656	(1,259)	NM		2,419	616	293
Less: Dividends on preferred stock	8	-	NM		15	-	NM
Net income (loss) attributable to AIG common
shareholders	$648	$(1,259)	NM	%	$2,404	$616	290%

	September 30,	December 31,
(in millions, except per common share data)	2019	2018
Balance sheet data:
Total assets	$525,122	$491,984
Long-term debt	35,262	34,540
Total AIG shareholders’ equity	65,603	56,361
Book value per common share	74.85	65.04
Book value per common share, excluding AOCI	68.40	66.67
Adjusted book value per common share	57.60	54.95

86 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI and Book value per common share, excluding AOCI and DTA (Adjusted book value per common share), which are non-GAAP measures. For additional information see Use of Non-GAAP Measures.

	September 30,	December 31,
(in millions, except per common share data)	2019	2018
Total AIG shareholders' equity	$65,603	$56,361
Preferred equity	485	-
Total AIG common shareholders' equity	65,118	56,361
Accumulated other comprehensive income (loss)	5,615	(1,413)
Total AIG common shareholders' equity, excluding AOCI	59,503	57,774
Deferred tax assets	9,393	10,153
Adjusted common shareholders' equity	$50,110	$47,621

Total common shares outstanding	869,949,246	866,609,429
Book value per common share	$74.85	$65.04
Book value per common share, excluding AOCI	68.40	66.67
Adjusted book value per common share	57.60	54.95

The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(dollars in millions)	2019	2018	2019	2018	2018
Actual or annualized net income (loss) attributable to AIG
common shareholders	$2,592	$(5,036)	$3,205	$821	$(6)
Actual or annualized adjusted after-tax income attributable
to AIG common shareholders	2,020	(1,204)	4,220	2,164	1,064

Average AIG common shareholders' equity	$64,586	$59,886	$61,459	$61,934	$60,819
Average AOCI	5,303	(153)	2,831	1,845	1,193
Average AIG common shareholders' equity, excluding
average AOCI	59,283	60,039	58,628	60,089	59,626
Average DTA	9,485	9,903	9,762	10,128	10,133
Average adjusted AIG common shareholders' equity	$49,798	$50,136	$48,866	$49,961	$49,493
Return on common equity	4.0%	(8.4)%	5.2%	1.3%	0.0%
Adjusted return on common equity	4.1%	(2.4)%	8.6%	4.3%	2.1%

AIG | Third Quarter 2019 Form 10-Q 87

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to adjusted pre-tax income/adjusted after-tax income attributable to AIG:

Three Months Ended September 30,	2019				2018
		Total Tax				Total Tax
		(Benefit)	Noncontrolling	After		(Benefit)	Noncontrolling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(b)	Tax	Pre-tax	Charge	Interests	Tax
Pre-tax income (loss)/net income (loss), including
noncontrolling interests	$1,260	$287	$-	$973	$(1,527)	$(307)	$-	$(1,259)
Noncontrolling interests			(317)	(317)				-
Pre-tax income (loss)/net income (loss) attributable to AIG	$1,260	$287	$(317)	$656	$(1,527)	$(307)	$-	$(1,259)
Dividends on preferred stock				8				-
Net income (loss) attributable to AIG common shareholders				$648				$(1,259)
Changes in uncertain tax positions and other tax adjustments		(8)	-	8		(54)	-	54
Deferred income tax valuation allowance (releases) charges		9	-	(9)		(5)	-	5
Changes in fair value of securities used to hedge
guaranteed living benefits	(12)	(2)	-	(10)	14	3	-	11
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	65	13	-	52	(76)	(16)	-	(60)
Changes in the fair value of equity securities	51	11	-	40	-	-	-	-
Unfavorable (favorable) prior year development and
related amortization changes ceded
under retroactive reinsurance agreements	(59)	(13)	-	(46)	605	128	-	477
(Gain) loss on extinguishment of debt	-	-	-	-	1	-	-	1
Net realized capital (gains) losses(a)	(881)	(176)	-	(705)	524	127	-	397
Loss from discontinued operations				-				39
(Income) loss from divested businesses	9	2	-	7	(2)	(1)	-	(1)
Non-operating litigation reserves and settlements	5	1	-	4	5	2	-	3
Net loss reserve discount (benefit) charge	235	50	-	185	(86)	(18)	-	(68)
Integration and transaction costs associated with acquired
businesses	3	-	-	3	91	19	-	72
Restructuring and other costs	67	14	-	53	35	6	-	29
Professional fees related to regulatory or accounting changes	3	1	-	2	-	-	-	-
Noncontrolling interests primarily related to net realized capital
gains (losses) of Fortitude Holdings' standalone results(b)			273	273			(1)	(1)
Adjusted pre-tax income (loss)/Adjusted after-tax
income (loss) attributable to AIG common shareholders	$746	$189	$(44)	$505	$(416)	$(116)	$(1)	$(301)

Weighted average diluted shares outstanding				895.8				895.2
Income (loss) per common share attributable
to AIG common shareholders (diluted)				$0.72				$(1.41)
Adjusted after-tax income (loss) per common share								.
attributable to AIG common shareholders (diluted)(c)				$0.56				$(0.34)

88 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Nine Months Ended September 30,	2019				2018
		Total Tax				Total Tax
		(Benefit)	Noncontrolling	After		(Benefit)	Noncontrolling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(b)	Tax	Pre-tax	Charge	Interests	Tax
Pre-tax income/net income, including
noncontrolling interests	$4,251	$950	$-	$3,300	$952	$291	$-	$621
Noncontrolling interests			(881)	(881)			(5)	(5)
Pre-tax income/net income attributable to AIG	$4,251	$950	$(881)	$2,419	$952	$291	$(5)	$616
Dividends on preferred stock				15				-
Net income attributable to AIG common shareholders				$2,404				$616
Changes in uncertain tax positions and other tax adjustments		(23)	-	23		(53)	-	53
Deferred income tax valuation allowance (releases) charges		40	-	(40)		(42)	-	42
Changes in fair value of securities used to hedge
guaranteed living benefits	(183)	(38)	-	(145)	127	27	-	100
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	39	8	-	31	(46)	(10)	-	(36)
Changes in the fair value of equity securities	(6)	(1)	-	(5)	-	-	-	-
Unfavorable (favorable) prior year development and
related amortization changes ceded
under retroactive reinsurance agreements	(211)	(45)	-	(166)	607	128	-	479
Loss on extinguishment of debt	13	3	-	10	10	2	-	8
Net realized capital (gains) losses(a)	(758)	(153)	-	(605)	388	97	-	291
Loss from discontinued operations				1				40
(Income) loss from divested businesses	4	1	-	3	(35)	(8)	-	(27)
Non-operating litigation reserves and settlements	6	1	-	5	30	7	-	23
Net loss reserve discount (benefit) charge	920	194	-	726	(305)	(64)	-	(241)
Integration and transaction costs associated with acquired
businesses	16	3	-	13	91	19	-	72
Restructuring and other costs	174	37	-	137	259	54	-	205
Professional fees related to regulatory or accounting changes	5	1	-	4	-	-	-	-
Noncontrolling interests primarily related to net realized capital
gains (losses) of Fortitude Holdings' standalone results(b)			769	769			(2)	(2)
Adjusted pre-tax income/Adjusted after-tax
income attributable to AIG common shareholders	$4,270	$978	$(112)	$3,165	$2,078	$448	$(7)	$1,623

Weighted average diluted shares outstanding				887.2				916.8
Income per common share attributable
to AIG common shareholders (diluted)				$2.71				$0.67
Adjusted after-tax income per common share
attributable to AIG common shareholders (diluted)				$3.57				$1.77

(a)Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

(b)Noncontrolling interests is primarily due to the 19.9 percent investment in Fortitude Group Holdings, LLC (Fortitude Holdings) by an affiliate of The Carlyle Group L.P. (Carlyle), which occurred in the fourth quarter of 2018. Carlyle is allocated 19.9 percent of Fortitude Holdings’ standalone financial results. Fortitude Holdings’ results are mostly eliminated in AIG’s consolidated income from continuing operations given that its results arise from intercompany transactions. Noncontrolling interests is calculated based on the standalone financial results of Fortitude Holdings. The most significant component of Fortitude Holdings’ standalone results concerns gains related to the change in fair value of embedded derivatives, which moved materially in the quarter due to lower rates and tightening credit spreads, and which are recorded in net realized capital gains and losses of Fortitude Holdings. In accordance with AIG's adjusted after-tax income definition, realized capital gains and losses are excluded from noncontrolling interests.

Fortitude Holdings’ summarized financial information (standalone results) is presented below:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Fortitude	AIG Noncontrolling	Fortitude	AIG Noncontrolling
(in millions)	Holdings	Interest	Holdings	Interest
Revenues	$617	$123	$1,788	$356
Expenses	559	111	1,480	294
Adjusted pre-tax income	58	12	308	62
Taxes on adjusted pre-tax income	12	2	64	13
Adjusted after-tax income, excluding realized capital gains	46	10	244	49

Net realized capital gains	1,744	347	4,916	978
Taxes on realized capital gains	367	73	1,033	206
After-tax net realized capital gains	1,377	274	3,883	772
Net income	$1,423	$284	$4,127	$821

AIG | Third Quarter 2019 Form 10-Q 89

ITEM 2 | Consolidated Results of Operations

(c) For the three-month period ended September 30, 2018, because we reported a net loss and an after-tax operating loss, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. The shares excluded from this calculation were 13,538,168 shares.

QUARTERLY pre-tax income Comparison for 2019 and 2018

Increase in pre-tax income in the three-month period ended September 30, 2019 compared to the same period in 2018 is the result of:

•improvement in accident year losses in General Insurance as a result of underwriting discipline, increased use of reinsurance and a change in business mix as well as lower catastrophe losses and favorable prior year loss reserve development compared to unfavorable loss reserve development in the same period of the prior year in General Insurance;

•net realized capital gains in the three-month period ended September 30, 2019 compared to net realized capital losses in the same period in the prior year due primarily to derivative gains in the three-month period ended September 30, 2019 compared to derivative losses in the same period in the prior year, lower other-than-temporary impairments, and higher gains on sales of invested assets;

•lower general and other operating expenses as a result of ongoing strategic initiatives to reduce costs; and

•net investment income was flat compared to the same period in the prior year, reflecting higher interest and dividends and other investment income primarily offset by lower alternative investment returns.

These increases were partially offset by:

•a net loss reserve discount charge in the three-month period ended September 30, 2019 compared to a loss reserve discount benefit in the three-month period ended September 30, 2018.

Year-TO-Date pre-tax income Comparison for 2019 and 2018

Increase in pre-tax income in the nine-month period ended September 30, 2019 compared to the same period in 2018 is the result of:

•higher investment returns in our alternative investments portfolio due to robust equity market returns in the nine-month period ended September 30, 2019, income from an initial public offering of a holding in the private equity portfolio, and an increase in income from fixed maturity securities for which the fair value option was elected. This compares to the same period in the prior year where returns were lower as a result of an increase in interest rates and widening spreads that occurred, as well as negative performance of our fair value option equity securities portfolio;

•improvement in accident year losses in General Insurance as a result of underwriting discipline , increased use of reinsurance and a change in business mix as well as lower catastrophe losses and favorable prior year loss reserve development compared to unfavorable loss reserve development in the same period of the prior year in General Insurance;

•net realized capital gains in the nine-month period ended September 30, 2019 compared to net realized capital losses in the same period in the prior year due primarily to higher derivative gains, lower other-than-temporary impairments, and higher gains on sales of invested assets; and

•lower general and other operating expenses as a result of ongoing strategic initiatives to reduce costs.

These increases were partially offset by:

•a net loss reserve discount charge in the nine-month period ended September 30, 2019 compared to a loss reserve discount benefit in the nine-month period ended September 30, 2018.

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

90 AIG | Third Quarter 2019 Form 10-Q

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

Income Tax expense analysis

For the three-month period ended September 30, 2019, the effective tax rate on income from continuing operations was 22.8 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, changes in reserves for uncertain tax positions, a net tax charge due to the accrual of interest associated with IRS and other tax authority matters, state and local income taxes, non-deductible transfer pricing charges, and U.S. tax imposed on GILTI earned by certain foreign subsidiaries, partially offset by tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and valuation allowance activity related to certain foreign subsidiaries. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the nine-month period ended September 30, 2019, the effective tax rate on income from continuing operations was 22.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the accrual of IRS interest associated with IRS and other tax authority matters, the effect of foreign operations, changes in reserves for uncertain tax positions, state and local income taxes, excess tax charges related to share based compensation payments recorded through the income statement, non-deductible transfer pricing charges, and U.S. tax imposed on GILTI earned by certain foreign subsidiaries, partially offset by tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and valuation allowance activity related to certain foreign subsidiaries. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

AIG | Third Quarter 2019 Form 10-Q 91

ITEM 2 | Consolidated Results of Operations

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

Business Segment Operations

Our business operations consist of General Insurance, Life and Retirement, Other Operations, and a Legacy Portfolio.

General Insurance consists of two operating segments: North America and International. Life and Retirement consists of four operating segments: Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. Other Operations consists of businesses and items not allocated to our other businesses, which are primarily AIG Parent and Blackboard. Our Legacy Portfolio consists of our Legacy Life and Retirement Run-Off Lines, Legacy General Insurance Run-Off Lines, and Legacy Investments. Effective February 2018, Fortitude Re is included in our Legacy Portfolio.

The following table summarizes Adjusted pre-tax income (loss) from our business segment operations. See also Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Core business:
General Insurance
North America	$435	$(160)	$2,087	$567
International	72	(665)	668	(314)
General Insurance	507	(825)	2,755	253
Life and Retirement
Individual Retirement	387	393	1,483	1,354
Group Retirement	203	242	728	774
Life Insurance	(7)	16	195	243
Institutional Markets	63	62	213	196
Life and Retirement	646	713	2,619	2,567
Other Operations	(454)	(417)	(1,256)	(1,133)
Consolidations, eliminations and other adjustments	(46)	29	(172)	28
Total Core	653	(500)	3,946	1,715
Legacy Portfolio	93	84	324	363
Adjusted pre-tax income (loss)	$746	$(416)	$4,270	$2,078

92 AIG | Third Quarter 2019 Form 10-Q

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

AIG | Third Quarter 2019 Form 10-Q 93

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

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

General Insurance – North America

Commercial Lines over recent years has experienced challenging market conditions, with widespread excess capacity increasing competition and suppressing rates across multiple classes of business. However, in more recent periods we are seeing growing market support for rate increases in challenged segments where major carriers are reducing their risk appetite and market capacity is contracting as a result. We are seeing rate increases across U.S. Liability segments (outside of workers’ compensation), with a common driver being higher industry-wide claims severity trends, as well as within our Property portfolio. We continue to achieve positive rate increases across a number of lines and classes of business as a result of our disciplined underwriting strategy and focus on risk selection. Further, we continue to achieve growth in several of our Commercial Lines high margin businesses, although these market segments remain highly competitive.

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

The Commercial Lines market continues to be highly competitive, due to increased market capacity and ample availability of capital. Despite this, we continue to grow our most profitable segments and diversify our portfolio across all regions by expanding into new product lines (e.g., cyber), new client segments (e.g., middle market) and new distribution channels (e.g., digital and national brokers) while remaining a market leader in key developed and developing markets. Overall, Commercial lines are showing positive rate increases in selective products and markets where market events or withdrawal of capability have favorably impacted pricing. We are maintaining our underwriting discipline and continuing our risk selection strategy to improve profitability.

Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality, portfolio diversity, and generally low volatility of the short-tailed risk in these business lines, although some product classes are exposed to catastrophe losses.

94 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

General INSURANCE RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	Change		2019	2018	Change
Underwriting results:
Net premiums written	$6,648	$6,835	(3)%		$19,262	$19,983	(4)%
Decrease in unearned premiums(a)	11	246	(96)		804	351	129
Net premiums earned	6,659	7,081	(6)		20,066	20,334	(1)
Losses and loss adjustment expenses incurred(b)	4,618	6,276	(26)		13,066	15,081	(13)
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,123	1,223	(8)		3,436	3,381	2
Other acquisition expenses	339	313	8		976	995	(2)
Total acquisition expenses	1,462	1,536	(5)		4,412	4,376	1
General operating expenses	828	995	(17)		2,511	2,943	(15)
Underwriting income (loss)	(249)	(1,726)	86		77	(2,066)	NM
Net investment income	756	901	(16)		2,678	2,319	15
Adjusted pre-tax income (loss)	$507	$(825)	NM	%	$2,755	$253	NM	%
Loss ratio(b)	69.3	88.6	(19.3)	65.1	74.2	(9.1)
Acquisition ratio	22.0	21.7	0.3	22.0	21.5	0.5
General operating expense ratio	12.4	14.1	(1.7)	12.5	14.5	(2.0)
Expense ratio	34.4	35.8	(1.4)	34.5	36.0	(1.5)
Combined ratio(b)	103.7	124.4	(20.7)	99.6	110.2	(10.6)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(7.5)	(22.0)	14.5	(4.2)	(10.3)	6.1
Prior year development, net of (additional) return premium on loss sensitive business	-	(2.7)	NM	0.6	(0.2)	0.8
Adjustment for ceded premiums under reinsurance contracts related to prior accident years and other	(0.3)	(0.3)	-	0.1	0.3	(0.2)
Accident year loss ratio, as adjusted	61.5	63.6	(2.1)	61.6	64.0	(2.4)
Accident year combined ratio, as adjusted	95.9	99.4	(3.5)	96.1	100.0	(3.9)

(a) In the nine-month period ended September 30, 2018, the underwriting loss included an additional $115 million of net premium earned for multi-year policies related to earlier accident years.

(b) Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

	Three Months Ended September 30,		Percentage Change in		Nine Months Ended September 30,		Percentage Change in
(in millions)	2019	2018	U.S. dollars	Original Currency	2019	2018	U.S. dollars	Original Currency
North America(a)(b)	$3,404	$3,164	8%	8%	$9,289	$8,439	10%	10%
International(a)(c)	3,244	3,671	(12)	(11)	9,973	11,544	(14)	(11)
Total net premiums written	$6,648	$6,835	(3)%	(2)%	$19,262	$19,983	(4)%	(2)%

(a)Includes $553 million and $2,083 million of Validus Net premiums written for North America in the three- and nine-month periods ended September 30, 2019, respectively, and $186 million and $596 million of Validus Net premiums written for International in the three- and nine-month periods ended September 30, 2019, respectively.

(b)Includes $117 million and $258 million of Glatfelter Net premiums written for North America in the three- and nine-month periods ended September 30, 2019, respectively.

(c)As a result of the merger of AIUI Japan and Fuji Fire and Marine Insurance Company (Fuji), Fuji’s fiscal reporting period was conformed to that of AIUI Japan (Japan Merger Impact). Therefore, the nine-month period ended September 30, 2018 included approximately $300 million for two additional months of Net premiums written.

AIG | Third Quarter 2019 Form 10-Q 95

ITEM 2 | Business Segment Operations | General Insurance

The following tables present General Insurance accident year catastrophes by geography(a) and number of events:

Catastrophes(b)

	# of	North
(in millions)	Events	America	International	Total
Three Months Ended September 30, 2019
Flooding	2	$14	$4	$18
Windstorms and hailstorms	7	216	263	479
Tropical cyclone	-	-	-	-
Total catastrophe-related charges	9	$230	$267	$497
Three Months Ended September 30, 2018
Flooding	1	$4	$106	$110
Windstorms and hailstorms	11	754	672	1,426
Wildfire	2	26	-	26
Earthquakes	-	-	(3)	(3)
Volcanic eruptions	-	7	1	8
Total catastrophe-related charges	14	$791	$776	$1,567
Nine Months Ended September 30, 2019
Flooding	3	$14	$14	$28
Windstorms and hailstorms	21	544	274	818
Tropical cyclone	-	-	-	-
Total catastrophe-related charges	24	$558	$288	$846
Nine Months Ended September 30, 2018
Flooding	1	$4	$106	$110
Windstorms and hailstorms	19	1,126	708	1,834
Wildfire	3	37	-	37
Earthquakes	2	13	81	94
Volcanic eruptions	1	17	1	18
Total catastrophe-related charges	26	$1,197	$896	$2,093

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

96 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

North america Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	Change		2019	2018	Change
Underwriting results:
Net premiums written	$3,404	$3,164	8%		$9,289	$8,439	10%
(Increase) decrease in unearned premiums(a)	(146)	138	NM		424	447	(5)
Net premiums earned	3,258	3,302	(1)		9,713	8,886	9
Losses and loss adjustment expenses incurred(b)	2,499	3,264	(23)		6,974	7,532	(7)
Acquisition expenses:
Amortization of deferred policy acquisition costs	509	534	(5)		1,544	1,322	17
Other acquisition expenses	122	92	33		371	348	7
Total acquisition expenses	631	626	1		1,915	1,670	15
General operating expenses	313	399	(22)		1,025	1,126	(9)
Underwriting loss(a)	(185)	(987)	81		(201)	(1,442)	86
Net investment income	620	827	(25)		2,288	2,009	14
Adjusted pre-tax income	$435	$(160)	NM	%	$2,087	$567	268%
Loss ratio(b)	76.7	98.8	(22.1)	71.8	84.8	(13.0)
Acquisition ratio	19.4	19.0	0.4	19.7	18.8	0.9
General operating expense ratio	9.6	12.1	(2.5)	10.6	12.7	(2.1)
Expense ratio	29.0	31.1	(2.1)	30.3	31.5	(1.2)
Combined ratio(b)	105.7	129.9	(24.2)	102.1	116.3	(14.2)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(7.1)	(23.7)	16.6	(5.8)	(13.4)	7.6
Prior year development, net of (additional) return premium on loss sensitive business	0.5	(4.8)	5.3	1.4	(0.5)	1.9
Adjustment for ceded premiums under reinsurance contracts related to prior accident years and other	(0.6)	(0.5)	(0.1)	0.1	0.8	(0.7)
Accident year loss ratio, as adjusted	69.5	69.8	(0.3)	67.5	71.7	(4.2)
Accident year combined ratio, as adjusted	98.5	100.9	(2.4)	97.8	103.2	(5.4)

(a)In the nine-month period ended September 30, 2018, the underwriting loss included an additional $115 million of net premium earned for multi-year policies related to earlier accident years.

(b)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

Business and Financial Highlights

The North America General Insurance business is focused on making progress towards improved underwriting results and efficiencies. This includes strengthening our talent base; ongoing investment in pricing and monitoring tools; managing limits on both a gross and net basis with enhanced focus on portfolio management and individual business strategy; and increased use of reinsurance to reduce volatility.

We recorded adjusted pre-tax income in the three-month period ended September 30, 2019 compared to an adjusted pre-tax loss in the same period in the prior year, primarily due to the lower loss ratio and lower general operating expenses as a result of ongoing efforts to reduce expenses. The loss ratio decreased due to lower catastrophe losses on net basis and higher favorable prior year loss reserve development compared to unfavorable loss reserve development in the prior-year period. This was partially offset by lower net investment income.

Adjusted pre-tax income increased in the nine-month period ended September 30, 2019 compared to the same period in the prior year, primarily due to lower loss ratio, higher net investment income and lower general operating expenses as a result of ongoing efforts to reduce expenses. The loss ratio decreased due to lower catastrophe losses, higher favorable prior year loss reserve development compared to unfavorable loss reserve development in the prior-year period and lower current accident year loss ratio, as adjusted.

AIG | Third Quarter 2019 Form 10-Q 97

ITEM 2 | Business Segment Operations | General Insurance

Net premiums written increased in the three- and nine-month periods ended September 30, 2019 compared to the same periods in the prior year due growth within the Validus business and the Glatfelter acquisition, partially offset by underwriting actions taken to strengthen our portfolio and to maintain pricing discipline and higher ceded premiums due to the changes in 2019 reinsurance programs. The increase in net premiums written in the nine-month period ended September 30, 2019 compared to the same period in the prior year was also due to the Validus acquisition.

For a discussion of 2019 reinsurance programs see Part II, Item 7 MD&A - Enterprise Risk Management in our 2018 Annual Report.

North America Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2019 and 2018 Comparison

Adjusted pre-tax income in 2019 compared to adjusted pre-tax loss in 2018 reflected:

•significantly lower catastrophe losses on net basis;

•favorable prior year loss reserve development compared to unfavorable loss reserve development in the prior-year period; and

•lower general operating expenses as a result of ongoing expense reduction initiatives.

These were partially offset by lower net investment income reflecting lower income on alternative investments.

North America Adjusted Pre-Tax Income Nine Months Ended September 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Adjusted pre-tax income increased primarily due to:

•significantly lower catastrophe losses on net basis;

•the lower accident year loss ratio, as adjusted primarily driven by a change in business mix including the Validus and Glatfelter acquisitions, improved new business and renewal terms, reduced net severity of loss events and changes in 2019 reinsurance programs which have reduced volatility;

•higher net investment income reflecting higher income on fixed income securities and alternative investments;

•favorable prior year loss reserve development compared to unfavorable loss reserve development in the prior-year period; and

•lower general operating expenses as a result of ongoing expense reduction initiatives.

These were partially offset by higher acquisition expenses due to a change in business mix.

98 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

North America Net Premiums Written Three Months Ended September 30, (in millions)

Quarterly 2019 and 2018 Comparison

Net Premiums Written increased due to:

•growth within the Validus business; and

•the inclusion of the Glatfelter acquisition.

This increase was partially offset by:

•lower production primarily in Primary and Excess Casualty, Retail Property, Financial Lines and Construction due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline; and

•higher ceded premiums due to the changes in 2019 reinsurance programs.

North America Net Premiums Written Nine Months Ended September 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Net premiums written increased primarily due to the inclusion of the Validus and Glatfelter acquisitions as well as growth within the Validus business.

This increase was partially offset by:

•lower production primarily in Excess Casualty, Retail Property, Excess and Surplus Commercial Property, Construction and Private Client Group due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline; and

•higher ceded premiums due to the changes in 2019 reinsurance programs.

AIG | Third Quarter 2019 Form 10-Q 99

ITEM 2 | Business Segment Operations | General Insurance

North America Combined Ratios Three Months Ended September 30,

Quarterly 2019 and 2018 Comparison

The decrease in the combined ratio reflected a decrease in both the loss ratio and the expense ratio.

The decrease in loss ratio reflected:

•significantly lower catastrophe losses on net basis; and

•favorable prior year loss reserve development compared to unfavorable loss reserve development in the prior-year period.

The decrease in the expense ratio reflected lower general operating expense ratio driven by ongoing expense reduction initiatives, partially offset by higher acquisition ratio primarily due to changes in business mix.

North America Combined Ratios Nine Months Ended September 30,

Year-to-Date 2019 and 2018 Comparison

The decrease in the combined ratio reflected a decrease in both the loss ratio and the expense ratio.

The decrease in loss ratio reflected:

•significantly lower catastrophe losses on net basis;

•favorable prior year loss reserve development compared to unfavorable loss reserve development in the prior-year period; and

•lower accident year loss ratio, as adjusted, primarily driven by a change in business mix including the Validus and Glatfelter acquisitions, improved new business and renewal terms, reduced net severity of loss events and changes in 2019 reinsurance programs which have reduced volatility.

The decrease in the expense ratio reflected lower general operating expense ratio driven by ongoing expense reduction initiatives, partially offset by higher acquisition ratio primarily due to changes in business mix.

100 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

International Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	Change		2019	2018	Change
Underwriting results:
Net premiums written	$3,244	$3,671	(12)%		$9,973	$11,544	(14)%
(Increase) decrease in unearned premiums	157	108	45		380	(96)	NM
Net premiums earned	3,401	3,779	(10)		10,353	11,448	(10)
Losses and loss adjustment expenses incurred	2,119	3,012	(30)		6,092	7,549	(19)
Acquisition expenses:
Amortization of deferred policy acquisition costs	614	689	(11)		1,892	2,059	(8)
Other acquisition expenses	217	221	(2)		605	647	(6)
Total acquisition expenses	831	910	(9)		2,497	2,706	(8)
General operating expenses	515	596	(14)		1,486	1,817	(18)
Underwriting income (loss)(a)	(64)	(739)	91		278	(624)	NM
Net investment income	136	74	84		390	310	26
Adjusted pre-tax income (loss)	$72	$(665)	NM	%	$668	$(314)	NM	%
Loss ratio	62.3	79.7	(17.4)	58.8	65.9	(7.1)
Acquisition ratio	24.4	24.1	0.3	24.1	23.6	0.5
General operating expense ratio	15.1	15.8	(0.7)	14.4	15.9	(1.5)
Expense ratio	39.5	39.9	(0.4)	38.5	39.5	(1.0)
Combined ratio	101.8	119.6	(17.8)	97.3	105.4	(8.1)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(8.0)	(20.5)	12.5	(2.8)	(7.8)	5.0
Prior year development, net of (additional) return premium on loss sensitive business	(0.4)	(1.0)	0.6	-	-	NM
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	-	-	NM	-	-	NM
Accident year loss ratio, as adjusted	53.9	58.2	(4.3)	56.0	58.1	(2.1)
Accident year combined ratio, as adjusted	93.4	98.1	(4.7)	94.5	97.6	(3.1)

(a)As result of the Japan Merger Impact, the nine-month period ended September 30, 2018 includes two additional months of operating earnings increasing Net premiums written, Net premiums earned, Losses and loss adjustment expenses incurred, and Adjusted pre-tax income by approximately $300 million, $300 million, $200 million and $15 million, respectively.

Business and Financial Highlights

The International General Insurance business is focused on underwriting profits and improved efficiency, further improving underwriting margins, and growing profitably in segments and geographies that support our growth strategy.

We recorded adjusted pre-tax income in the three- and nine-month periods ended September 30, 2019 compared to an adjusted pre-tax loss the same periods in the prior year primarily due to lower catastrophe losses on net basis, lower general operating expenses, lower accident year loss ratio and inclusion of the Validus acquisition.

Net premiums written, excluding the impact of foreign exchange, decreased in the three-month period ended September 30, 2019 compared to the same period in the prior year primarily due to lower Accident & Health business in Asia Pacific and lower production primarily due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline. In addition, net premiums written, excluding the impact of foreign exchange, decreased in the nine-month period ended September 30, 2019 compared to the same period in the prior year due to the Japan Merger Impact in 2018 and higher ceded premiums due to changes in 2019 reinsurance programs, partially offset by inclusion of the Validus acquisition.

For a discussion of 2019 reinsurance programs see Part II, Item 7 MD&A - Enterprise Risk Management in our 2018 Annual Report.

AIG | Third Quarter 2019 Form 10-Q 101

ITEM 2 | Business Segment Operations | General Insurance

International Adjusted Pre-Tax Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2019 and 2018 Comparison

Adjusted pre-tax income in 2019 compared to adjusted pre-tax loss in 2018 reflected:

•lower catastrophe losses on net basis;

•lower accident year loss ratio, as adjusted primarily driven by change in business mix and reduced net severity of loss events; and

•lower general operating expense driven by ongoing expense reduction initiatives.

International Adjusted Pre-Tax Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Adjusted pre-tax income in 2019 compared to adjusted pre-tax loss in 2018 reflected:

•lower catastrophe losses on net basis;

•lower general operating expense driven by the Japan Merger Impact in 2018 and ongoing expense reduction initiatives;

•lower accident year loss ratio, as adjusted primarily driven by reduced net severity of loss events; and

•inclusion of the Validus acquisition.

102 AIG | Third Quarter 2019 Form 10-Q

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

International Net Premiums Written Nine Months Ended September 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Net premiums written, excluding the impact of foreign exchange, decreased due to:

•lower Accident & Health business in Asia Pacific;

•the Japan Merger Impact in 2018;

•lower production primarily due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline; and

•higher ceded premiums due to changes in 2019 reinsurance programs.

This decrease was partially offset by:

•inclusion of the Validus acquisition.

AIG | Third Quarter 2019 Form 10-Q 103

ITEM 2 | Business Segment Operations | General Insurance

International Combined Ratios Three Months Ended September 30,

Quarterly 2019 and 2018 Comparison

The decrease in the combined ratio reflected a decrease in both the loss ratio and expense ratio.

This decrease in the loss ratio was primarily driven by:

•lower catastrophe losses on net basis; and

•lower accident year loss ratio, as adjusted primarily driven by a change in business mix and reduced net severity of loss events.

This slight decrease in the expense ratio reflected a lower general operating expense ratio driven by ongoing expense reduction initiatives, partially offset by a higher acquisition ratio mainly due to changes in business mix.

International Combined Ratios Nine Months Ended September 30,

Year-to-Date 2019 and 2018 Comparison

The decrease in the combined ratio reflected a decrease in both the loss ratio and expense ratio.

This decrease in the loss ratio was primarily driven by:

•lower catastrophe losses on net basis; and

•lower accident year loss ratio, as adjusted primarily driven by reduced net severity of loss events.

This decrease in the expense ratio reflected a lower general operating expense ratio driven by ongoing expense reduction initiatives partially offset by a higher acquisition ratio mainly due to changes in business mix.

104 AIG | Third Quarter 2019 Form 10-Q

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

Fixed Annuities: Products include single premium fixed annuities, immediate annuities and deferred income annuities. Certain fixed deferred annuity products offer optional income protection features. The Fixed Annuities product line maintains an industry-leading position in the U.S. bank distribution channel by designing products collaboratively with banks and offering an efficient and flexible administration platform.

Retail Mutual Funds: Includes our mutual fund offerings and related administration and servicing operations. Retail Mutual Funds are distributed primarily through broker-dealers.

Group Retirement: Products and services consist of group mutual funds, group annuities, individual annuity and investment products, and financial planning and advisory services.

In March 2019, the products and services marketed by The Variable Annuity Life Insurance Company (VALIC), which include investment offerings and plan administrative and compliance services, were rebranded under the AIG Retirement Services name to allow the business to fully leverage the strength and scale of the AIG brand. Legal entity names, however, remain unchanged: The Variable Annuity Life Insurance Company and its subsidiaries, VALIC Financial Advisors, Inc. and VALIC Retirement Services Company.

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

AIG | Third Quarter 2019 Form 10-Q 105

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

106 AIG | Third Quarter 2019 Form 10-Q

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

AIG | Third Quarter 2019 Form 10-Q 107

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

life and retirement RESULTS

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2019	2018	Change	2019	2018	Change
Revenues:
Premiums	$826	$443	86%	$2,653	$1,379	92%
Policy fees	703	500	41	2,145	1,965	9
Net investment income	2,078	1,960	6	6,390	6,001	6
Other income	226	243	(7)	677	726	(7)
Total adjusted revenues	3,833	3,146	22	11,865	10,071	18
Benefits and expenses:
Policyholder benefits and losses incurred	1,576	962	64	4,163	2,562	62
Interest credited to policyholder account balances	909	877	4	2,696	2,600	4
Amortization of deferred policy acquisition costs	42	(60)	NM	442	411	8
General operating and other expenses*	619	607	2	1,825	1,806	1
Interest expense	41	47	(13)	120	125	(4)
Total operating expenses	3,187	2,433	31	9,246	7,504	23
Adjusted pre-tax income	$646	$713	(9)%	$2,619	$2,567	2%

*Includes general operating expenses, non-deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

For information on the impact of actuarial assumptions on our Life and Retirement results, see Update of Actuarial Assumptions – Life and Annuity Reserves and DAC – Business Segment Operations.

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

108 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Results

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2019	2018	Change		2019	2018	Change
Revenues:
Premiums	$38	$9	322%		$65	$37	76%
Policy fees	204	204	-		602	610	(1)
Net investment income	1,021	956	7		3,114	2,915	7
Advisory fee and other income	153	166	(8)		452	500	(10)
Benefits and expenses:
Policyholder benefits and losses incurred	237	52	356		319	184	73
Interest credited to policyholder account balances	429	420	2		1,289	1,247	3
Amortization of deferred policy acquisition costs	95	196	(52)		334	460	(27)
Non deferrable insurance commissions	78	81	(4)		233	242	(4)
Advisory fee expenses	55	62	(11)		165	183	(10)
General operating expenses	115	107	7		352	329	7
Interest expense	20	24	(17)		58	63	(8)
Adjusted pre-tax income	$387	$393	(2)%		$1,483	$1,354	10%
Fixed Annuities base net investment spread:
Base yield	4.57%	4.57%	-	bps	4.60%	4.63%	(3)	bps
Cost of funds	2.67	2.64	3		2.69	2.65	4
Fixed Annuities base net investment spread	1.90%	1.93%	(3)	bps	1.91%	1.98%	(7)	bps

Business and Financial Highlights

The market environment continues to reflect uncertainties in the annuity business resulting from a sustained low interest rate environment. Interest rates declined in the three- and nine-month periods ended September 30, 2019 and are near historical lows. Excluding prior year deposits from FHLB funding agreements, premiums and deposits increased in the three- and nine-month periods ended September 30, 2019 compared to the same periods in the prior year. Net flows in the three- and nine-month periods ended September 30, 2019 remained negative but improved compared to the same periods in the prior year primarily due to higher deposits driven by increased Fixed and Index Annuities sales, offset by lower sales for the Variable Annuities and Retail Mutual Funds.

Adjusted pre-tax income decreased in the three-month period ended September 30, 2019 compared to the same period in the prior year, primarily driven by impact from lower base investment yields due to the decline in interest rates, and increases in Variable Annuity DAC amortization due to weaker equity market performance relative to the prior year. Partially offsetting these decreases were higher investment returns income from base portfolio due to growth in invested assets from increased sales. Adjusted pre-tax income increased in the nine-month period ended September 30, 2019 compared to the same period in the prior year, primarily driven by higher gains on securities for which the fair value option was elected, growth in income from base portfolio due to higher invested assets and decreases in Variable Annuity DAC amortization and reserves due to stronger equity market performances and prior year DAC and reserve model adjustment. Partially offsetting these increases were lower Variable Annuity policy and advisory fee income, net of expenses due to Variable Annuity and Retail Mutual Fund negative net flows.

AIG | Third Quarter 2019 Form 10-Q 109

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2019 and 2018 Comparison

Adjusted pre-tax income decreased primarily due to:

•lower equity market performance relative to prior year that contributed to increases in Variable Annuity DAC amortization offset by lower Fixed Annuity DAC amortization due to lower lapse assumptions; and

•lower policy and advisory fee income net of expenses principally driven by negative Variable Annuity and Retail Mutual Fund net flows.

Partially offsetting these decreases were:

•higher net investment returns which included growth in income from the base portfolio due to higher invested assets from increased sales partially offset by lower base investment yields due to the decline in interest rates.

Excluding the impact of the review and update of actuarial assumptions, adjusted pre-tax income slightly increased.

Individual Retirement Adjusted Pre-Tax Income Nine Months Ended September 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Adjusted pre-tax income increased primarily due to:

•higher net investment returns including higher gains on securities for which the fair value option was elected, growth in income from base portfolio due to higher invested assets, driven by increased sales, and income from an initial public offering of a holding in the private equity portfolio, partially offset by lower affordable housing returns, and prior-year non-recurring payments on structured securities; and

•stronger equity market performance, which contributed to decreases in Variable Annuity DAC amortization and reserves, prior year DAC and reserve model adjustment, and lower Fixed Annuity DAC amortization due to policyholders reaching the end of the surrender charge period, partially offset by higher Index Annuity DAC amortization and reserves driven by growth in sales and DAC model adjustments.

Partially offsetting these increases were:

•lower policy and advisory fee income net of expenses due to negative Variable Annuity and Retail Mutual Fund net flows and a decrease in Variable Annuity and Retail Mutual Fund average AUM related to the equity market decline at the end of 2018; and

•higher general operating expenses due to higher sales and continued investment in people and technology.

110 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums increased in the three- and nine-month periods ended September 30, 2019 compared to the same periods in the prior year.

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

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Premiums	$38	$9	$65	$37
Deposits	3,656	3,609	11,683	11,364
Other	(2)	(2)	(5)	(5)
Premiums and deposits	$3,692	$3,616	$11,743	$11,396

The following table presents surrenders as a percentage of average reserves:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Surrenders as a percentage of average reserves
Fixed Annuities	6.1%	8.2%	7.4%	7.9%
Variable and Index Annuities	6.2	6.3	6.3	6.3

The following table presents reserves for Fixed Annuities and Variable and Index Annuities by surrender charge category:

	September 30, 2019		December 31, 2018
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$28,264	$23,187	$30,036	$19,036
Greater than 0% - 2%	1,707	8,672	1,037	6,229
Greater than 2% - 4%	3,369	13,628	2,429	9,781
Greater than 4%	16,460	32,595	15,217	33,244
Non-surrenderable	1,658	519	1,608	474
Total reserves	$51,458	$78,601	$50,327	$68,764

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For Fixed Annuities, the proportion of reserves subject to surrender charge at September 30, 2019 has increased compared to December 31, 2018 due to improved net flows driven by higher Fixed Annuity sales, combined with fewer policyholders reaching the end of the surrender charge period in 2019 compared to 2018. The increase in reserves with no surrender charge for Variable and Index Annuities at September 30, 2019 compared to December 31, 2018 is due to normal aging of business.

AIG | Third Quarter 2019 Form 10-Q 111

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows Three Months Ended September 30, (in millions)

Quarterly 2019 and 2018 Comparison

•Fixed Annuities premiums and deposits increased primarily due to higher broker dealer distribution sales mostly from sales of products with living benefits. Net flows continued to be negative but improved primarily due to lower surrenders and higher premiums and deposits.

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

•Retail Mutual Funds net flows remained negative and deteriorated reflecting lower deposits and higher surrenders and withdrawals due to industry trends in the U.S. and the impact of underperformance within our largest fund.

Individual Retirement Premiums and Deposits (P&D) and Net Flows Nine Months Ended September 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

•Fixed Annuities premiums and deposits increased primarily due to higher broker dealer and bank distribution sales driven by favorable market conditions. Net flows improved primarily due to higher premiums and deposits, and lower surrenders.

•Variable and Index Annuities premiums and deposits increased primarily due to higher index annuity sales driven by growth in all key distribution channels partially offset by a decline in variable annuity premiums and deposits driven by lower broker dealer and bank distribution sales. Index annuity net flows increased primarily due to higher sales partially offset by higher surrenders. Variable annuity net flows remained negative and deteriorated primarily due to a decline in sales.

•Funding Agreements premiums and deposits in the nine-month period ended September 30, 2018 reflected deposits from the FHLB funding agreements, which were excluded from reported net flows.

•Retail Mutual Funds net flows remained negative and deteriorated reflecting lower deposits, offset by lower surrenders and withdrawals due to industry trends in the U.S. and the impact of underperformance within our largest fund.

112 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Results

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2019	2018	Change		2019	2018	Change
Revenues:
Premiums	$5	$9	(44)%		$14	$30	(53)%
Policy fees	111	115	(3)		317	339	(6)
Net investment income	544	531	2		1,703	1,655	3
Advisory fee and other income	66	63	5		191	185	3
Benefits and expenses:
Policyholder benefits and losses incurred	20	25	(20)		47	63	(25)
Interest credited to policyholder account balances	292	275	6		859	826	4
Amortization of deferred policy acquisition costs	31	7	343		65	58	12
Non deferrable insurance commissions	30	30	-		85	87	(2)
Advisory fee expenses	26	26	-		73	67	9
General operating expenses	112	101	11		334	301	11
Interest expense	12	12	-		34	33	3
Adjusted pre-tax income	$203	$242	(16)%		$728	$774	(6)%
Base net investment spread:
Base yield	4.51%	4.49%	2	bps	4.57%	4.53%	4	bps
Cost of funds	2.72	2.68	4		2.73	2.70	3
Base net investment spread	1.79%	1.81%	(2)	bps	1.84%	1.83%	1	bps

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. However, external factors, including increased competition and the consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement’s customer retention. Excluding deposits from FHLB funding agreement, premiums and deposits decreased in the three- and nine-month periods ended September 30, 2019 compared to the same periods in the prior year. Premiums and deposits in 2018 included deposits from FHLB funding agreement. Net flows remained negative but improved in the three- and nine-month periods ended September 30, 2019 compared to the same periods in the prior year primarily due to lower surrenders, partially offset by decreased premiums and deposits.

Adjusted pre-tax income decreased in the three- and nine-month periods ended September 30, 2019 compared to the same periods in the prior year primarily driven by lower fee income, higher general operating expenses, prior year receipt of non-recurring payments on structured securities and a net unfavorable adjustment from the review and update of actuarial assumptions compared to a net favorable adjustment in the same period in the prior year. Partially offsetting these decreases were gains on securities for which the fair value option was elected and an increase in base net investment spread primarily due to higher average invested assets and higher reinvestment yields, lower Variable Annuity DAC amortization and reserves due to higher equity market performance and higher investment returns in our alternative investment portfolio due to gains from an initial public offering of a holding in the private equity portfolio in the second quarter of 2019.

AIG | Third Quarter 2019 Form 10-Q 113

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2019 and 2018 Comparison

Adjusted pre-tax income decreased primarily due to:

•a net unfavorable adjustment from the review and update of actuarial assumptions compared to a net favorable adjustment in the same period in the prior year; and

•higher general operating expenses primarily due to continued investment in people and technology.

Partially offsetting these decreases were:

•higher net investment income driven by higher gains on securities for which the fair value option was elected, partially offset by lower gains on alternative investment portfolio; and

•an increase in base net investment spread primarily due to higher average invested assets, partially offset by higher interest credited.

Group Retirement Adjusted Pre-Tax Income Nine Months Ended September 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Adjusted pre-tax income decreased primarily due to:

•a net unfavorable adjustment from the review and update of actuarial assumptions compared to a net favorable adjustment in the same period in the prior year;

•lower policy fees primarily driven by decrease in average separate account and mutual fund assets; and

•higher general operating expenses primarily due to continued investment in people and technology.

Partially offsetting these decreases were:

•higher net investment returns in our alternative investment portfolio, including income from an initial public offering of a holding in the private equity portfolio and higher gains on securities for which the fair value option was elected, partially offset by the prior year receipt of non-recurring payments on structured securities;

•an increase in base net investment spread primarily due to higher average invested assets and higher reinvestment yields, partially offset by higher interest credited; and

•lower variable annuity DAC amortization and reserves due to stronger equity market performance.

114 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in the three- and nine-month periods ended September 30, 2019, which primarily represents immediate annuities, decreased compared to the same periods in the prior year. Overall, premiums is not a significant driver of the Group Retirement results.

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

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Premiums	$5	$9	$14	$30
Deposits	1,919	2,107	6,020	6,503
Premiums and deposits	$1,924	$2,116	$6,034	$6,533

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Surrenders as a percentage of average reserves and mutual funds	10.3%	12.0%	10.3%	11.0%

The following table presents reserves for Group Retirement annuities by surrender charge category:

	September 30,		December 31,
(in millions)	2019	(a)	2018	(a)
No surrender charge(b)	$70,283		$65,500
Greater than 0% - 2%	908		650
Greater than 2% - 4%	570		1,115
Greater than 4%	5,942		5,868
Non-surrenderable	615		612
Total reserves	$78,318		$73,745

(a)Excludes mutual fund assets under administration of $20.3 billion and $17.9 billion at September 30, 2019 and December 31, 2018, respectively.

(b)Group Retirement amounts in this category include General Account reserves of approximately $6.2 billion and $6.3 billion, September 30, 2019 and December 31, 2018, respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and General Account reserves of $4.9 billion and $4.7 billion at September 30, 2019 and December 31, 2018, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.

Group Retirement annuities are typically subject to a five- to seven-year surrender charge period, depending on the product. At September 30, 2019, Group Retirement annuity reserves increased compared to December 31, 2018 primarily due to higher equity market performance. The surrender rate in the three- and nine-month periods ended September 30, 2019 decreased due to lower surrenders compared to large plan surrenders in the same periods in the prior year.
AIG | Third Quarter 2019 Form 10-Q 115

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended September 30, (in millions)

Quarterly 2019 and 2018 Comparison

Net flows remained negative but improved primarily due to lower surrenders partially offset by decreased deposits. External factors including consolidation of healthcare providers and other employers in target markets continue to impact Group Retirement customer retention.

Group Retirement Premiums and Deposits and Net Flows Nine Months Ended September 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Net flows remained negative but improved primarily due to lower surrenders partially offset by decreased deposits. There were approximately $1 billion of large plan surrenders for the nine-month period ended September 30, 2019 compared to approximately $1.5 billion of large plan surrenders for the nine-month period ended September 30, 2018. External factors including consolidation of healthcare providers and other employers in target markets continue to impact Group Retirement customer retention. Premiums and deposits in 2018 reflected deposits from FHLB funding agreement, which were excluded from reported net flows.

116 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance Results

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2019	2018	Change		2019	2018	Change
Revenues:
Premiums	$394	$379	4%		$1,214	$1,176	3%
Policy fees	348	141	147		1,102	895	23
Net investment income	289	275	5		915	850	8
Other income	6	14	(57)		33	41	(20)
Benefits and expenses:
Policyholder benefits and losses incurred	848	780	9		2,217	1,997	11
Interest credited to policyholder account balances	93	92	1		277	281	(1)
Amortization of deferred policy acquisition costs	(86)	(265)	68		39	(111)	NM
Non deferrable insurance commissions	27	27	-		67	69	(3)
General operating expenses	155	152	2		449	464	(3)
Interest expense	7	7	-		20	19	5
Adjusted pre-tax income (loss)	$(7)	$16	NM	%	$195	$243	(20)%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Results for the three- and nine-month periods ended September 30, 2019 reflect growth in international life, health and group premiums primarily due to the acquisition of Ellipse in the UK. On December 31, 2018, AIG Life Ltd., a U.K. AIG Life and Retirement company, completed the acquisition of Ellipse, a specialist provider of group life risk protection in the U.K. Adjusted pre-tax income decreased in the three-month period ended September 30, 2019 compared to the same period in the prior year primarily due to elevated mortality. Adjusted pre-tax income decreased in the nine-month period ended September 30, 2019 compared to the same period in the prior year primarily due to prior year favorable actuarial adjustments to universal life and prior year non-recurring favorable ceded premium reinsurance adjustments, and current period unfavorable reinsurance valuation allowance adjustment offset by favorable mortality and higher net investment income including gains on alternative investments due to higher private equity income, and higher gains on calls.

Life Insurance Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2019 and 2018 Comparison

Adjusted pre-tax income decreased primarily due to:

•elevated mortality experience in the U.S.

Partially offsetting these decreases were:

•higher net investment income primarily due to higher base portfolio income driven by growth in invested assets.

AIG | Third Quarter 2019 Form 10-Q 117

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

Partially offsetting these decreases were:

•Favorable mortality experience in the U.S.; and

•higher investment income primarily due to higher base portfolio income driven by growth in invested assets, higher returns in our alternative investment portfolio, including income from an initial public offering of a holding in the private equity portfolio, and higher gains on calls.

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life, international life and health and group benefits. Premiums, excluding the effect of foreign exchange, increased in the three- and nine-month periods ended September 30, 2019 compared to the same periods in the prior year. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Premiums	$394	$379	$1,214	$1,176
Deposits	404	410	1,223	1,232
Other	214	189	602	519
Premiums and deposits	$1,012	$978	$3,039	$2,927

118 AIG | Third Quarter 2019 Form 10-Q

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

AIG | Third Quarter 2019 Form 10-Q 119

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional markets Results

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2019	2018	Change		2019	2018	Change
Revenues:
Premiums	$389	$46	NM	%	$1,360	$136	NM	%
Policy fees	40	40	-		124	121	2
Net investment income	224	198	13		658	581	13
Other income	1	-	NM		1	-	NM
Benefits and expenses:
Policyholder benefits and losses incurred	471	105	349		1,580	318	397
Interest credited to policyholder account balances	95	90	6		271	246	10
Amortization of deferred policy acquisition costs	2	2	-		4	4	-
Non deferrable insurance commissions	6	7	(14)		21	21	-
General operating expenses	15	14	7		46	43	7
Interest expense	2	4	(50)		8	10	(20)
Adjusted pre-tax income	$63	$62	2%		$213	$196	9%

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

Institutional Markets Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2019 and 2018 Comparison

Increase in premiums and policyholder benefits was primarily due to pension risk transfer business written in the third quarter of 2019. Growth in reserves and AUM drove the increase in net investment income with similar impact to policyholder benefits and interest credited.

Adjusted pre-tax income increased primarily due to:

•higher net investment income due to higher invested assets resulting from growth in Pension Risk Transfer and GICs.

120 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional Markets Adjusted Pre-Tax Income Nine Months Ended September 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Increase in premiums and policyholder benefits was primarily due to pension risk transfer business written during 2018 and 2019. Growth in reserves and AUM drove the increase in net investment income with similar impact to policyholder benefits and interest credited.

Adjusted pre-tax income increased primarily due to:

•higher net investment income due to higher invested assets resulting from growth in Pension Risk Transfer and GICs, higher gains on securities for which the fair value option was elected, higher gains on calls and tender income and gains from an initial public offering of a holding in the private equity portfolio.

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums increased in the three- and nine-month periods ended September 30, 2019 compared to the same periods in the prior year primarily driven by the pension risk transfer business written in 2019.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct premiums as well as deposits received on investment-type annuity contracts, including GICs. Deposits also include FHLB funding agreements.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Premiums	$389	$46	$1,360	$136
Deposits	437	17	831	1,990
Other	7	6	22	58
Premiums and deposits	$833	$69	$2,213	$2,184

AIG | Third Quarter 2019 Form 10-Q 121

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits Three Months Ended September 30, (in millions)

Quarterly 2019 and 2018 Comparison

Premiums and deposits increased due to higher pension risk transfer sales and GIC deposits. The increase in premium and deposits is consistent with Institutional Markets’ strategy to opportunistically grow and diversify its portfolio.

Institutional Markets Premiums and Deposits Nine Months Ended September 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Premiums and deposits increased due to higher pension risk transfer sales and GIC deposits. Premiums and deposits in 2018 include $1.4 billion of FHLB agreements. The shift in premium and deposit mix is consistent with Institutional Markets’ strategy to opportunistically grow and diversify its portfolio.

122 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Other Operations

Other Operations

The following table presents Other Operations results:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2019	2018	Change	2019	2018	Change
Adjusted pre-tax income (loss) by activities:
Parent and Other:
Corporate general operating expenses	$(244)	(182)	(34)%	$(625)	$(519)	(20)%
Interest expense	(306)	(289)	(6)	(929)	(785)	(18)
All other income (expense), net	96	54	78	298	171	74
Total Parent and Other	(454)	(417)	(9)	(1,256)	(1,133)	(11)
Consolidation, eliminations and other adjustments	(46)	29	NM	(172)	28	NM
Adjusted pre-tax loss	$(500)	$(388)	(29)%	$(1,428)	$(1,105)	(29)%

quaRterly 2019 and 2018 Comparison

Parent and Other adjusted pre-tax loss increased compared to the same period in the prior year primarily due to increased corporate general operating expenses and higher interest expense in part due to consolidated non-recourse debt and Global Real Estate investments.

Year-To-date 2019 and 2018 Comparison

Parent and Other adjusted pre-tax loss increased compared to the same period in the prior year due to higher interest expense driven by debt issuances at the end of the first quarter of 2019 and 2018, and higher corporate general operating expenses. This increase was partially offset by higher income from investments.

AIG | Third Quarter 2019 Form 10-Q 123

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

SALE OF NONCONTROLLING INTEREST IN FORTITUDE

Fortitude Re was established during the first quarter of 2018 in connection with a series of affiliated reinsurance transactions related to our Legacy Portfolio. Those reinsurance transactions were designed to consolidate most of our Legacy Insurance Run-Off Lines into a single legal entity. As of September 30, 2019, the affiliated transactions included the cession of approximately $31 billion of reserves from our Legacy Life and Retirement Run-Off Lines and approximately $4 billion of reserves from our Legacy General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries. In the second quarter of 2018, we formed Fortitude Holdings to act as a holding company for Fortitude Re.

On November 13, 2018, we completed the sale of a 19.9 percent ownership interest in Fortitude Holdings to TCG, an affiliate of The Carlyle Group L.P. Fortitude Holdings owns 100 percent of the outstanding common shares of Fortitude Re and AIG has an 80.1 percent ownership interest in Fortitude Holdings.

The affiliated reinsurance transactions executed in the first quarter of 2018 with Fortitude Re resulted in prepaid insurance assets on the ceding subsidiaries’ balance sheets of approximately $2.5 billion (after-tax) and related deferred acquisition costs of $0.5 billion (after-tax) at inception of the contract. The prepaid insurance assets have been eliminated in AIG’s consolidated financial statements since the counterparties were wholly owned.

In the event of a sale of a controlling interest in Fortitude Holdings, our Legacy Portfolio would recognize a loss for the portion of the unamortized balance of these assets that are not recoverable, if any, when we are no longer a controlling shareholder in Fortitude Holdings. As of September 30, 2019, the unamortized balances of the aforementioned prepaid insurance assets and related deferred acquisition costs were $2.4 billion (after-tax) and $0.4 billion (after-tax), respectively. This combined loss of $2.8 billion would be incremental to any gain or loss recognized on the sale of our controlling interest in Fortitude Holdings. The incremental gain or loss we will recognize on the sale of our controlling interest in Fortitude Holdings would be impacted, perhaps significantly, by market conditions existing at that time.

124 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Business Segment Operations | Legacy Portfolio

LEGACY PORTFOLIO RESULTS

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2019	2018	Change	2019	2018	Change
Revenues:
Premiums	$122	$131	(7)%	$367	$406	(10)%
Policy fees	30	30	-	92	92	-
Net investment income	614	610	1	1,792	1,798	-
Other income (loss)	(15)	43	NM	(54)	135	NM
Total adjusted revenues	751	814	(8)	2,197	2,431	(10)
Benefits and expenses:
Policyholder benefits and losses and loss adjustment
expenses incurred	516	545	(5)	1,422	1,504	(5)
Interest credited to policyholder account balances	53	57	(7)	161	179	(10)
Amortization of deferred policy acquisition costs	19	25	(24)	51	62	(18)
General operating and other expenses	66	96	(31)	225	300	(25)
Interest expense	4	7	(43)	14	23	(39)
Total benefits and expenses	658	730	(10)	1,873	2,068	(9)
Adjusted pre-tax income	$93	$84	11%	$324	$363	(11)%
Adjusted pre-tax income (loss) by type:
General Insurance Run-Off Lines	$27	$(37)	NM %	$85	$69	23%
Life and Retirement Run-Off Lines	16	68	(76)	141	154	(8)
Legacy Investments	50	53	(6)	98	140	(30)
Adjusted pre-tax income	$93	$84	11%	$324	$363	(11)%

				September 30,		December 31,
(in millions)					2019	2018
Selected Balance Sheet Data
Legacy Investments, net of related debt					$2,074	$2,529
Legacy General Insurance run-off reserves					5,624	5,498
Legacy Life and Retirement run-off reserves					39,441	36,614

Business and Financial Highlights

Legacy insurance lines, including those ceded to Fortitude Re, continue to run-off as anticipated for Legacy General Insurance and Legacy Life and Retirement Run-Off Lines. Legacy investments have been reduced significantly over the last several years declining from $6.7 billion at December 31, 2016 to $2.1 billion at September 30, 2019. The remaining Legacy investments primarily include structured credit junior notes for which we have elected the fair value option and real estate investments.

AIG | Third Quarter 2019 Form 10-Q 125

ITEM 2 | Business Segment Operations | Legacy Portfolio

Legacy Portfolio Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2019 and 2018 Comparison

Adjusted pre-tax income increased due to:

•Higher Legacy General Insurance earnings compared to the three-month period ended September 30, 2018 due to Japanese catastrophe losses in the three-month period ended September 30, 2018.

This increase was partially offset by:

•Lower Legacy Investment earnings compared to the three-month period ended September 30, 2018 due to the continued decrease in net assets of the Legacy Investments Portfolio; and

•Lower Legacy Life and Retirement earnings compared to the three-month period ended September 30, 2018 due to a decrease in net investment income and an increase in policyholder benefits and losses incurred.

Legacy Portfolio Adjusted Pre-Tax Income Nine Months Ended September 30, (in millions)

Year-to-Date 2019 and 2018 Comparison

Adjusted pre-tax income decreased due to:

•Lower Legacy Investment earnings compared to the nine-month period ended September 30, 2018 due to the continued decrease in net assets of the Legacy Investments Portfolio; and

•Lower Legacy Life and Retirement earnings compared to nine-month period ended September 30, 2018 due to lower net investment income.

These decreases were partially offset by:

•Higher Legacy General Insurance earnings compared to the nine-month period ended September 30, 2018 due to Japanese catastrophe losses in the three-month period ended September 30, 2018; partially offset by lower net investment income and lower premiums driven by the continued run-off of the Legacy General Insurance portfolio.

126 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Investments

Investments

Overview

Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that provides diversification from an asset class, sector, issuer, and geographic perspective. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities.

Investment Highlights in the Nine Months Ended September 30, 2019

•A drop in interest rates and narrowing credit spreads resulted in a net unrealized gain in our investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $19.9 billion as of September 30, 2019 from approximately $3.6 billion as of December 31, 2018.

•We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk compared to return characteristics to improve yields and increase net investment income.

•We experienced higher investment returns in our alternative investments portfolio due to robust equity market returns in the nine-month period ended September 30, 2019, income from an initial public offering of a holding in the private equity portfolio, and an increase in income from fixed maturity securities for which the fair value option was elected. This compares to the same period in the prior year where returns were lower as a result of an increase in rates and widening spreads that occurred, as well as negative performance of our fair value option equity securities portfolio.

•During the first quarter of 2019, we sold our remaining investment in People’s Insurance Company (Group) of China Limited and PICC Property & Casualty Company Limited.

•Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

Investment Strategies

Investment strategies are assessed at the business segment level and involve considerations that include local and general market conditions, duration and cash flow management, risk appetite and volatility constraints, rating agency and regulatory capital considerations, tax and legal investment limitations.

Some of our key investment strategies are as follows:

•Our fundamental strategy across the portfolios is to seek investments that have similar characteristics with respect to the insurance liabilities they are associated with, to the extent practicable. This includes considerations for cash flow variability as a function of changes in various factors, including interest rates, foreign exchange rates, equity markets, and inflation.

•We seek to originate investments that offer enhanced yield through liquidity premiums, such as private placements and commercial mortgage loans, which also add portfolio diversification. These assets typically afford credit protections through covenants, ability to customize structures that meet our insurance liability needs, and deeper due diligence given information access.

•Given our global presence, we have access to assets that provide diversification from local markets. To the extent we purchase these investments, we generally hedge the currency risk using derivatives, which could provide opportunities to earn higher risk adjusted returns compared to risk assets in the functional currency.

•AIG Parent, included in Other Operations, actively manages its assets and liabilities in terms of products, counterparties and duration. AIG Parent’s liquidity sources are held primarily in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities. Based upon an assessment of its immediate and longer-term funding needs, AIG Parent purchases publicly traded, investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity.

AIG | Third Quarter 2019 Form 10-Q 127

ITEM 2 | Investments

•Within the US, the Life and Retirement and General Insurance investments are generally split between reserve backing and surplus portfolios.

–Insurance reserves are backed by mainly investment grade fixed maturity securities that meet our current risk-return, tax, liquidity, credit quality and diversification objectives. We assess fixed maturity asset classes based on their fundamental risk, including credit (public and private), commercial mortgages and residential mortgages regardless of whether such investments are bonds, loans, or structured products.

–Surplus accounts seek to enhance portfolio returns through a mix of fixed maturity (investment grade and high yield) and various alternative asset classes, including private equity, real estate equity, and hedge funds. Over the past few years, hedge fund investments have been reduced with more emphasis given to private equity, real estate and leveraged capital (for example, we are currently focused on purchasing directly originated, middle market loans with strong covenant packages).

•Outside of the U.S., fixed maturity securities held by insurance companies consist primarily of high-grade securities generally denominated in the currencies of the countries in which we operate.

Asset Liability Management

The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. Assets with varying degrees of liquidity and volatility are allocated based on whether backing reserves, required surplus or excess surplus, subject to capital, liquidity, and regulatory constraints. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies’ domestic operations have an average duration of 3.5 years. Fixed maturity securities of the General Insurance companies’ foreign operations have an average duration of 3.6 years.

While invested assets backing reserves of the General Insurance companies are primarily invested in conventional liquid fixed maturity securities, we have continued to allocate to asset classes that offer higher yields through structural and liquidity premiums, particularly in the domestic operations. In addition, we continue to invest in both fixed rate and floating rate asset-backed investments to manage our exposure to potential changes in interest rates and inflation. We seek to diversify the portfolio across asset classes, sectors, and issuers to mitigate idiosyncratic portfolio risks.

In addition, a portion of the surplus of General Insurance is invested in a diversified portfolio of alternative investments which seek to balance liquidity, volatility and growth. There is a higher allocation to equity-oriented investments in General Insurance relative to other AIG portfolios given the underlying inflation risks inherent in that business. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields and have provided added diversification to the broader portfolio.

The investment strategy of the Life and Retirement companies is to provide net investment income to back liabilities that result in stable distributable earnings and enhance portfolio value for surplus accounts, subject to asset liability management, capital, and regulatory constraints.

The Life and Retirement companies use asset-liability management as a primary tool to monitor and manage risk in their businesses. The Life and Retirement companies maintain a diversified, high to medium quality portfolio of fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans that, to the extent practicable, match the duration characteristics of the liabilities. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, duration varies between distinct portfolios. The interest rate environment has a direct impact on the Asset Liability Management profile of the businesses, and an extended low interest rate environment may result in a lengthening of liability durations from initial estimates, primarily due to lower lapses, which may require us to further extend the duration of the investment portfolio. A further lengthening of the portfolio will be assessed in the context of available market opportunities as longer duration markets may not provide similar diversification benefits as shorter markets.

Fixed maturity securities of the Life and Retirement companies’ domestic operations have an average duration of 7.9 years. We seek to diversify the portfolio across asset class, sectors, and issuers to mitigate idiosyncratic portfolio risks.

In addition, the Life and Retirement companies seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields.

128 AIG | Third Quarter 2019 Form 10-Q

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

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

September 30, 2019
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$95,569	$76,764	$172,333	$7,035	$6,484	$1,706	$233	$15,458	$187,791
Mortgage-backed, asset-backed and collateralized	62,845	3,575	66,420	530	519	67	3,863	4,979	71,399
Total*	$158,414	$80,339	$238,753	$7,565	$7,003	$1,773	$4,096	$20,437	$259,190

* Excludes $2.4 billion of fixed maturity securities for which no NAIC Designation is available.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

September 30, 2019
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$95,224	$77,467	$172,691	$6,792	$6,920	$1,388	$15,100	$187,791
Mortgage-backed, asset-backed and collateralized	51,175	4,385	55,560	882	740	14,217	15,839	71,399
Total*	$146,399	$81,852	$228,251	$7,674	$7,660	$15,605	$30,939	$259,190

*Excludes $2.4 billion of fixed maturity securities for which no NAIC Designation is available.

Credit Ratings

At September 30, 2019, approximately 89 percent of our fixed maturity securities were held by our domestic entities. Approximately 16 percent of these securities were rated AAA by one or more of the principal rating agencies, and approximately 13 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At September 30, 2019, approximately 24 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 7 percent were below investment grade or not rated. Approximately 29 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

AIG | Third Quarter 2019 Form 10-Q 129

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

For a discussion of credit risks associated with Investments see Enterprise Risk Management.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(in millions)	2019	2018	2019	2018	2019	2018
Rating:
Other fixed maturity
securities
AAA	$12,298	$11,170	$2,245	$2,619	$14,543	$13,789
AA	31,637	27,766	51	106	31,688	27,872
A	49,308	40,142	11	1,356	49,319	41,498
BBB	77,797	69,564	-	300	77,797	69,864
Below investment grade	15,244	14,511	7	-	15,251	14,511
Non-rated	1,436	1,333	-	-	1,436	1,333
Total	$187,720	$164,486	$2,314	$4,381	$190,034	$168,867
Mortgage-backed, asset-
backed and collateralized
AAA	$29,146	$28,859	$470	$481	$29,616	$29,340
AA	13,930	12,019	515	911	14,445	12,930
A	6,858	6,964	274	290	7,132	7,254
BBB	4,230	4,058	155	152	4,385	4,210
Below investment grade	11,307	12,923	4,505	5,096	15,812	18,019
Non-rated	30	82	94	104	124	186
Total	$65,501	$64,905	$6,013	$7,034	$71,514	$71,939
Total
AAA	$41,444	$40,029	$2,715	$3,100	$44,159	$43,129
AA	45,567	39,785	566	1,017	46,133	40,802
A	56,166	47,106	285	1,646	56,451	48,752
BBB	82,027	73,622	155	452	82,182	74,074
Below investment grade	26,551	27,434	4,512	5,096	31,063	32,530
Non-rated	1,466	1,415	94	104	1,560	1,519
Total	$253,221	$229,391	$8,327	$11,415	$261,548	$240,806

130 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Investments

Available-for-Sale Investments

The following table presents the fair value of our available-for-sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2019	2018
Bonds available for sale:
U.S. government and government sponsored entities	$5,227	$3,260
Obligations of states, municipalities and political subdivisions	15,745	16,001
Non-U.S. governments	15,376	14,525
Corporate debt	151,372	130,700
Mortgage-backed, asset-backed and collateralized:
RMBS	32,795	34,377
CMBS	14,336	12,701
CDO/ABS	18,370	17,827
Total mortgage-backed, asset-backed and collateralized	65,501	64,905
Total bonds available for sale*	$253,221	$229,391

*At September 30, 2019 and December 31, 2018, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $28.0 billion and $28.8 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	September 30,	December 31,
(in millions)	2019	2018
Japan	$1,832	$1,645
Canada	1,046	1,038
France	1,021	905
Germany	673	783
United Kingdom	564	794
United Arab Emirates	523	454
Indonesia	513	453
Singapore	457	373
Norway	438	380
Israel	396	316
Other	7,913	7,429
Total	$15,376	$14,570

AIG | Third Quarter 2019 Form 10-Q 131

ITEM 2 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	September 30, 2019
			Non-			December 31,
		Financial	Financial	Structured		2018
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$1,021	$1,860	$1,653	$-	$4,534	$4,442
Germany	673	163	2,642	-	3,478	3,246
Netherlands	353	1,128	1,092	112	2,685	2,571
Ireland	62	127	470	1,047	1,706	1,494
Belgium	204	126	989	-	1,319	1,175
Spain	41	277	807	-	1,125	1,068
Italy	1	91	399	-	491	507
Luxembourg	-	29	344	-	373	377
Finland	101	51	44	-	196	228
Austria	159	3	5	-	167	156
Other - EuroZone	543	76	249	-	868	929
Total Euro-Zone	$3,158	$3,931	$8,694	$1,159	$16,942	$16,193
Remainder of Europe:
United Kingdom	$564	$4,175	$8,823	$2,477	$16,039	$16,139
Switzerland	33	1,263	735	-	2,031	2,010
Norway	438	44	143	-	625	566
Sweden	140	330	125	-	595	639
Russian Federation	164	28	200	-	392	240
Other - Remainder of Europe	84	29	125	-	238	271
Total - Remainder of Europe	$1,423	$5,869	$10,151	$2,477	$19,920	$19,865
Total	$4,581	$9,800	$18,845	$3,636	$36,862	$36,058

Investments in Municipal Bonds

At September 30, 2019, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 92 percent of the portfolio rated A or higher.

132 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Investments

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	September 30, 2019
	State	Local		Total	December 31,
	General	General		Fair	2018
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$7	$406	$2,698	$3,111	$3,134
California	728	401	1,881	3,010	2,813
Texas	153	558	914	1,625	1,692
Illinois	48	148	870	1,066	979
Massachusetts	440	-	325	765	811
Virginia	9	1	491	501	541
Ohio	47	2	429	478	485
Georgia	107	71	292	470	445
Washington	168	-	251	419	473
Florida	10	-	361	371	542
Pennsylvania	126	-	229	355	353
Washington, D.C.	11	-	323	334	340
Missouri	-	-	286	286	248
All other states(a)	463	335	2,156	2,954	3,145
Total(b)(c)	$2,317	$1,922	$11,506	$15,745	$16,001

(a)We did not have material credit exposure to the government of Puerto Rico.

(b)Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)Includes $339 million of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	September 30,	December 31,
(in millions)	2019	2018
Financial institutions:
Money Center/Global Bank Groups	$11,209	$9,602
Regional banks — other	691	630
Life insurance	3,639	3,201
Securities firms and other finance companies	320	389
Insurance non-life	5,235	4,648
Regional banks — North America	7,000	6,263
Other financial institutions	13,278	9,966
Utilities	19,648	17,542
Communications	10,158	9,249
Consumer noncyclical	20,257	16,410
Capital goods	8,271	7,237
Energy	13,857	12,350
Consumer cyclical	10,653	9,498
Basic	5,613	5,271
Other	21,543	18,444
Total*	$151,372	$130,700

*At September 30, 2019 and December 31, 2018, respectively, approximately 90 and 89 percent of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 5.5 percent and 5.4 percent at September 30, 2019 and December 31, 2018, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

AIG | Third Quarter 2019 Form 10-Q 133

ITEM 2 | Investments

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2019	2018
Agency RMBS	$15,321	$14,695
Alt-A RMBS	8,716	9,780
Subprime RMBS	2,768	2,982
Prime non-agency	4,800	6,211
Other housing related	1,190	709
Total RMBS(a)(b)	$32,795	$34,377

(a)Includes approximately $9.2 billion and $10.3 billion at September 30, 2019 and December 31, 2018, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired (PCI) Securities see Note 6.

(b)The weighted average expected life was six years at September 30, 2019 and seven years at December 31 2018.

Our underwriting practices for investing in RMBS, other asset-backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2019	2018
CMBS (traditional)	$11,367	$9,975
Agency	2,212	2,047
Other	757	679
Total	$14,336	$12,701

The fair value of CMBS holdings remained stable during the third quarter of 2019. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	September 30,	December 31,
(in millions)	2019	2018
Collateral Type:
Bank loans (CLO)	$9,097	$8,164
Other	51	56
Total	$9,148	$8,220
134 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Investments

Commercial Mortgage Loans

At September 30, 2019, we had direct commercial mortgage loan exposure of $35.0 billion. All commercial mortgage loans were current or performing according to their restructured terms.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
September 30, 2019
State:
New York	100	$2,380	$4,449	$524	$377	$99	$-	$7,829	22%
California	75	666	1,369	336	525	821	41	3,758	11
New Jersey	46	1,569	44	372	76	27	33	2,121	6
Texas	51	427	1,165	181	100	144	-	2,017	6
Florida	84	382	212	554	221	217	32	1,618	4
Massachusetts	13	540	246	551	26	-	-	1,363	4
Illinois	19	506	442	10	19	-	22	999	3
Washington, D.C.	13	442	305	-	-	18	-	765	2
Pennsylvania	24	81	20	547	47	25	-	720	2
Georgia	21	517	19	56	4	37	-	633	2
Other states	222	1,873	758	1,418	968	417	49	5,483	16
Foreign	81	3,880	964	930	985	547	342	7,648	22
Total*	749	$13,263	$9,993	$5,479	$3,348	$2,352	$519	$34,954	100%
December 31, 2018
State:
New York	98	$2,009	$4,082	$512	$393	$100	$-	$7,096	22%
California	78	490	1,308	283	535	831	48	3,495	11
Texas	53	344	1,256	185	102	125	5	2,017	6
New Jersey	45	1,049	45	422	41	28	33	1,618	5
Florida	87	358	159	589	224	218	35	1,583	5
Massachusetts	14	635	243	549	26	-	-	1,453	4
Illinois	18	456	444	11	19	-	22	952	3
Pennsylvania	25	80	21	567	47	25	-	740	2
Washington, D.C.	12	401	311	-	-	19	-	731	2
Ohio	27	179	10	199	235	-	5	628	2
Other states	228	1,869	790	1,326	773	460	73	5,291	16
Foreign	79	3,320	1,201	1,002	679	717	359	7,278	22
Total*	764	$11,190	$9,870	$5,645	$3,074	$2,523	$580	$32,882	100%

*Does not reflect allowance for credit losses.

For additional discussion on commercial mortgage loans see Note 7 to the Consolidated Financial Statements in the 2018 Annual Report.

AIG | Third Quarter 2019 Form 10-Q 135

ITEM 2 | Investments

Impairments

The following table presents impairments by investment type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$24	$35	$137	$158
Other impairments:
Other investments	-	-	1	-
Real estate	1	-	33	71
Total	$25	$35	$171	$229

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

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Total
Three Months Ended September 30, 2019
Impairment Type:
Change in intent	$-	$-	$-	$-	$-
Foreign currency declines	-	-	-	6	6
Issuer-specific credit events	6	-	5	6	17
Adverse projected cash flows	1	-	-	-	1
Total	$7	$-	$5	$12	$24
Three Months Ended September 30, 2018
Impairment Type:
Change in intent	$-	$-	$-	$3	$3
Foreign currency declines	-	-	-	1	1
Issuer-specific credit events	25	-	1	4	30
Adverse projected cash flows	1	-	-	-	1
Total	$26	$-	$1	$8	$35
Nine Months Ended September 30, 2019
Impairment Type:
Change in intent	$-	$-	$-	$3	$3
Foreign currency declines	-	-	-	15	15
Issuer-specific credit events	18	1	15	79	113
Adverse projected cash flows	6	-	-	-	6
Total	$24	$1	$15	$97	$137
Nine Months Ended September 30, 2018
Impairment Type:
Change in intent	$-	$-	$-	$52	$52
Foreign currency declines	-	-	-	13	13
Issuer-specific credit events	49	2	14	27	92
Adverse projected cash flows	1	-	-	-	1
Total	$50	$2	$14	$92	$158

136 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Investments

We recorded other-than-temporary impairment charges in the nine months ended September 30, 2019 and 2018 related to:

•issuer-specific credit events;

•securities that we intend to sell or for which it is more likely than not that we will be required to sell;

•declines due to foreign exchange rates;

•adverse changes in estimated cash flows on certain structured securities; and

•securities that experienced severe market valuation declines.

In addition, impairments are recorded on real estate.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $100 million and $164 million in the three-month periods ended September 30, 2019 and 2018, respectively, and $350 million and $433 million in the nine-month periods ended September 30, 2019 and 2018, respectively.

For a discussion of our other-than-temporary impairment accounting policy see Note 6 to the Consolidated Financial Statements in the 2018 Annual Report.

The following table shows the aging of the pre-tax unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2019	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$7,609	$72	1,478	$1	$-	2	$-	$-	-	$7,610	$72	1,480
7-11 months	4,227	68	646	36	8	1	-	-	-	4,263	76	647
12 months or more	6,697	162	942	167	67	20	17	11	5	6,881	240	967
Total	$18,533	$302	3,066	$204	$75	23	$17	$11	5	$18,754	$388	3,094
Below investment
grade bonds
0-6 months	$5,230	$117	1,534	$305	$107	25	$12	$10	7	$5,547	$234	1,566
7-11 months	482	17	201	24	6	10	2	1	1	508	24	212
12 months or more	1,371	77	351	57	19	20	68	42	23	1,496	138	394
Total	$7,083	$211	2,086	$386	$132	55	$82	$53	31	$7,551	$396	2,172
Total bonds
0-6 months	$12,839	$189	3,012	$306	$107	27	$12	$10	7	$13,157	$306	3,046
7-11 months	4,709	85	847	60	14	11	2	1	1	4,771	100	859
12 months or more	8,068	239	1,293	224	86	40	85	53	28	8,377	378	1,361
Total(e)	$25,616	$513	5,152	$590	$207	78	$99	$64	36	$26,305	$784	5,266

(a)Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)Represents the percentage by which fair value is less than cost at September 30, 2019.

(c)For bonds, represents amortized cost.

(d)The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)Item count is by CUSIP by subsidiary.

AIG | Third Quarter 2019 Form 10-Q 137

ITEM 2 | Investments

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the three- and nine-month periods ended September 30, 2019 was primarily attributable to increases in the fair value of fixed maturity securities. For the nine-month period ended September 30, 2019, net unrealized gains related to fixed maturity securities increased by $16.3 billion due primarily to a decrease in rates and a narrowing of credit spreads.

The change in net unrealized gains and losses on investments in the three- and nine-month periods ended September 30, 2018 was primarily attributable to decreases in the fair value of fixed maturity securities. For the nine-month period ended September 30, 2018, net unrealized losses related to fixed maturity securities decreased by $8.9 billion due primarily to an increase in rates and a widening of credit spreads.

For further discussion of our investment portfolio see also Note 6 to the Condensed Consolidated Financial Statements.

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Sales of fixed maturity securities	$128	$11	$184	$8
Sales of equity securities	-	-	-	16
Other-than-temporary impairments:
Change in intent	-	(3)	(3)	(52)
Foreign currency declines	(6)	(1)	(15)	(13)
Issuer-specific credit events	(17)	(30)	(113)	(92)
Adverse projected cash flows	(1)	(1)	(6)	(1)
Provision for loan losses	(25)	(23)	(35)	(73)
Foreign exchange transactions	(203)	(21)	(242)	(155)
Variable annuity embedded derivatives, net of related hedges	311	(185)	10	(2)
All other derivatives and hedge accounting	466	(1)	601	149
Loss on sale of private equity funds	-	(311)	-	(311)
Other	276	54	506	161
Net realized capital gains (losses)	$929	$(511)	$887	$(365)

Net realized capital gains in the three-month period ended September 30, 2019 compared to net realized capital losses in the same period in the prior year due primarily to derivative gains in the three-month period ended September 30, 2019 versus losses in the same period in the prior year, lower impairments, and higher gains on sales of invested assets versus the prior comparable period. Net realized capital gains in the nine-month period ended September 30, 2019 compared to losses in the same period in the prior year due to higher derivative gains, lower impairments and higher gains on sales versus the prior period.

Net realized capital losses in the three-month periods ended September 30, 2018 was primarily related to derivative losses and impairments. Net realized capital losses in the nine-month period ended September 30, 2018 was primarily related to foreign exchange losses and impairments.

Variable annuity embedded derivatives, net of related hedges, reflected losses in the three- and nine-month periods ended of September 30, 2019 compared to gains in the same periods in the prior year primarily due to changes in the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with guaranteed minimum withdrawal benefits (GMWB) embedded derivative, which are not hedged as part of our economic hedging program.

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

138 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business:

	September 30, 2019			December 31, 2018
	Net liability for	Reinsurance	Gross liability	Net liability for	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	unpaid losses	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	and loss	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation
(net of discount)	$4,275	$5,820	$10,095	$4,772	$5,318	$10,090
U.S. Excess Casualty	4,457	5,070	9,527	4,715	4,576	9,291
U.S. Other Casualty	4,440	4,744	9,184	4,288	4,661	8,949
U.S. Financial Lines	5,248	1,936	7,184	5,315	1,960	7,275
U.S. Property and Special risks	5,253	2,520	7,773	6,534	2,748	9,282
U.S. Personal Insurance	1,305	1,006	2,311	1,706	1,001	2,707
UK/Europe Casualty and Financial Lines	5,867	1,454	7,321	7,022	1,789	8,811
UK/Europe Property and Special risks	2,743	1,239	3,982	2,988	1,251	4,239
UK/Europe and Japan Personal Insurance	2,205	561	2,766	2,264	553	2,817
Other product lines	6,128	2,144	8,272	6,105	2,522	8,627
Unallocated loss adjustment expenses	2,178	848	3,026	1,834	1,307	3,141
Total General Insurance	44,099	27,342	71,441	47,543	27,686	75,229

Legacy Portfolio - Run-off Lines:
U.S. Run-off Long Tail Insurance lines
(net of discount)	3,963	3,600	7,563	3,862	3,689	7,551
Other run-off product lines	150	66	216	104	66	170
Unallocated loss adjustment expenses	399	114	513	397	115	512
Total Legacy Portfolio - Run-off Lines	4,512	3,780	8,292	4,363	3,870	8,233

Other Operations (Blackboard)	48	102	150	43	134	177

Total	$48,659	$31,224	$79,883	$51,949	$31,690	$83,639

*Includes loss reserve discount of $1.6 billion and $2.0 billion as of September 30, 2019 and December 31, 2018, respectively. For discussion of loss reserve discount see Note 10 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2019 Form 10-Q 139

ITEM 2 | Insurance Reserves

PRIOR YEAR DEVELOPMENT

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
General Insurance:
North America*	$(17)	$134	$(138)	$2
International	14	38	(3)	1
Total General Insurance	$(3)	$172	$(141)	$3
Legacy Portfolio - Run-off Lines	(1)	(2)	-	(6)
Total prior year (favorable) unfavorable development	$(4)	$170	$(141)	$(3)

*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $58 million and $57 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $174 million and $176 million for the nine-month periods ended September 30, 2019 and 2018, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(129) million and $722 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $(253) million and $712 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The related changes in amortization of the deferred gain were $(71) million and $118 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $(45) million and $108 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

Net Loss Development

In the three- and nine-month periods ended September 30, 2019, we recognized favorable prior year loss reserve development of $(4) million and $(141) million, respectively.

The development in the three-month period ended September 30, 2019 was primarily driven by:

North America

•Favorable development from amortization of the deferred gain on the adverse development reinsurance agreement with NICO for accident years 2015 and prior;

•Favorable development on U.S. Workers’ Compensation business, specifically guaranteed cost business and Defense Base Act business (covering government contractors serving at military bases overseas); and

•Adverse development in U.S. Financial Lines, notably errors & omissions business where we reacted to increasing frequency and severity in recent accident years.

International

•Adverse development on European Casualty & Financial Lines, notably Commercial Auto, Employers Liability, Directors & Officers, and Financial Institutions business; and

•Favorable development on Europe Property and Special Risks, Europe and Japan Personal Insurance and Other product lines.

The development in the nine month-period ended September 30, 2019 was primarily driven by:

North America

•Amortization of the deferred gain from the adverse development reinsurance agreement with NICO for accident years 2015 and prior;

•Favorable development from U.S. Workers’ Compensation and Property and Special Risks business; and

•Adverse development from U.S. Financial Lines errors and omissions business and U.S. Other Casualty lines, specifically Commercial Auto and General Liability.

International

•Adverse development on Europe Casualty and Financial Lines; and

•Favorable development on Europe Property and Special Risks, Europe and Japan Personal Insurance, and Other product lines.

In the three-month period ended September 30, 2018, we recognized unfavorable prior year loss reserve development of $170 million. The key components of this development were as follows:

•Unfavorable development in U.S. Excess Casualty lines, driven by adverse activity on construction defects claims and multi-year construction projects that cover all contractors on the site (“wrap business”), where we continue to observe significant loss activity, primarily from accident years 2015 and prior, including a meaningful proportion from accident years 2009 and prior. In aggregate, we strengthened U.S. Excess Casualty reserves by $1.3 billion, before applying the 80% cession to accident years 2015 and prior which are covered by the adverse development reinsurance agreement with NICO. For accident years 2015 and prior, unfavorable

140 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Insurance Reserves

development, before applying the 80% cession of the adverse development reinsurance agreement with NICO was $1.1 billion. We have also seen higher than expected loss severity in accident years 2016 and 2017, which led to an increase in estimates for these accident years of $163 million;

•Favorable development on 2017 catastrophe events in U.S Property and Special Risks from lower than expected development from Hurricanes Harvey, Irma, and Maria, partially offset by adverse development in U.S. Personal Insurance, notably from the California wildfires and Hurricane Irma;

•Unfavorable development in Europe Casualty and Financial Lines driven by increased large loss activity in recent accident years, particularly related to directors and officers class action suits against insureds with global exposure; and

•Favorable development in Europe and Japan Personal Insurance, which was primarily a result of improved experience in European Accident & Health business.

In the nine-month period ended September 30, 2018, we recognized favorable prior year loss reserve development of $3 million. In addition to the items noted above, there were various items that occurred during the first half of 2018 that largely offset each other, including:

•Favorable development on prior year catastrophes in U.S. Property and Special Risks;

•Favorable development in Europe and Japan Personal Insurance;

•Unfavorable development on catastrophe events in U.S. Personal Insurance; and

•Within the Legacy portfolio, $150 million of unfavorable development in pre-1986 environmental liability entirely offset by favorable development in casualty trucking business, with smaller favorable contributions from runoff medical malpractice and post-1986 environmental liability.

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended September 30, 2019
(in millions)	Total	2018	2017 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(98)	$1	$(99)
U.S. Excess casualty	(15)	(42)	27
U.S. Other casualty	(17)	(3)	(14)
U.S. Financial lines	103	19	84
U.S. Property and special risks	(24)	26	(50)
U.S. Personal insurance	25	7	18
Other product lines	9	12	(3)
Total General Insurance North America	$(17)	$20	$(37)
General Insurance International:
UK/Europe casualty and financial lines	$94	$85	$9
UK/Europe property and special risks	(43)	(4)	(39)
UK/Europe and Japan Personal insurance	(18)	(9)	(9)
Other product lines	(19)	(3)	(16)
Total General Insurance International	$14	$69	$(55)

Legacy Portfolio - Run-off Lines	(1)	-	(1)

Total prior year (favorable) unfavorable development	$(4)	$89	$(93)

Three Months Ended September 30, 2018
(in millions)	Total	2017	2016 & Prior
General Insurance North America:
U.S. Workers' Compensation	$10	$24	$(14)
U.S. Excess casualty	370	144	226
U.S. Other casualty	(34)	5	(39)
U.S. Financial lines	(12)	(1)	(11)
U.S. Property and special risks	(351)	(305)	(46)
U.S. Personal insurance	149	155	(6)
Other product lines	2	(4)	6
Total General Insurance North America	$134	$18	$116

AIG | Third Quarter 2019 Form 10-Q 141

ITEM 2 | Insurance Reserves

General Insurance International:
UK/Europe casualty and financial lines	$75	$(13)	$88
UK/Europe property and special risks	5	-	5
UK/Europe and Japan Personal insurance	(30)	(13)	(17)
Other product lines	(12)	(1)	(11)
Total General Insurance International	$38	$(27)	$65

Legacy Portfolio - Run-off Lines	(2)	-	(2)

Total prior year (favorable) unfavorable development	$170	$(9)	$179
Nine Months Ended September 30, 2019
(in millions)	Total	2018	2017 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(274)	$1	$(275)
U.S. Excess casualty	40	(1)	41
U.S. Other casualty	53	15	38
U.S. Financial lines	83	19	64
U.S. Property and special risks	(100)	21	(121)
U.S. Personal insurance	43	1	42
Other product lines	17	11	6
Total General Insurance North America	$(138)	$67	$(205)
General Insurance International:
UK/Europe casualty and financial lines	$148	$88	$60
UK/Europe property and special risks	(71)	13	(84)
UK/Europe and Japan Personal insurance	(69)	(54)	(15)
Other product lines	(11)	(19)	8
Total General Insurance International	$(3)	$28	$(31)

Legacy Portfolio - Run-off Lines	-	49	(49)

Total prior year (favorable) unfavorable development	$(141)	$144	$(285)

Nine Months Ended September 30, 2018
(in millions)	Total	2017	2016 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(35)	$24	$(59)
U.S. Excess casualty	340	144	196
U.S. Other casualty	(51)	26	(77)
U.S. Financial lines	(34)	(4)	(30)
U.S. Property and special risks	(471)	(421)	(50)
U.S. Personal insurance	248	257	(9)
Other product lines	5	1	4
Total General Insurance North America	$2	$27	$(25)
General Insurance International:
UK/Europe casualty and financial lines	$76	$(13)	$89
UK/Europe property and special risks	3	(13)	16
UK/Europe and Japan Personal insurance	(93)	(57)	(36)
Other product lines	15	26	(11)
Total General Insurance International	$1	$(57)	$58

Legacy Portfolio - Run-off Lines	(6)	43	(49)

Total prior year (favorable) unfavorable development	$(3)	$13	$(16)

We note that for certain categories of claims (e.g., construction defect claims and environmental claims) and for reinsurance recoverable, losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to us.

142 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Insurance Reserves

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

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of September 30, 2019 and as of December 31, 2018, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	September 30,	December 31,
(in millions)	2019	2018
Gross Covered Losses
Covered reserves before discount	$19,944	$23,033
Inception to date losses paid	22,103	19,331
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$17,047	$17,364

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,638	$13,891
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	3,450	3,703
Discount on ceded losses(a)	(1,246)	(1,719)
Pre-tax deferred gain before amortization	2,204	1,984
Inception to date amortization of deferred gain at inception	(635)	(461)
Inception to date amortization attributed to changes in deferred gain(b)	(76)	(141)
Deferred gain liability reflected in AIG's balance sheet	$1,493	$1,382

(a)For the period from inception to September 30, 2019, the accretion of discount and a reduction in effective interest rates was offset by changes in estimates of the amount and timing of future recoveries under the adverse development reinsurance agreement.

(b)Excluded from our definition of APTI.

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Balance at beginning of year, net of discount	$1,562	$957	$1,382	$1,167
Unfavorable prior year reserve development ceded to NICO(a)	(129)	723	(253)	716
Amortization attributed to deferred gain at inception(b)	(58)	(57)	(174)	(176)
Amortization attributed to changes in deferred gain(c)	77	(109)	65	(85)
Changes in discount on ceded loss reserves	41	(46)	473	(154)
Balance at end of period, net of discount	$1,493	$1,468	$1,493	$1,468

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

AIG | Third Quarter 2019 Form 10-Q 143

ITEM 2 | Insurance Reserves

For a summary of significant reinsurers see Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Reinsurance Activities – Reinsurance Recoverable in our 2018 Annual Report.

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

Various assumptions were updated, including the following effective September 30, 2019:

•We increased our reversion to the mean rates of return (gross of fees) to 3.62 percent from 2.92 percent for the Variable Annuity product line in Individual Retirement and to 3.29 percent from 1.90 percent for the Variable Annuity product line in Group Retirement primarily due to the recent rise in equity market growth. Our separate account long-term asset growth rate assumption related to equity market performance remained unchanged at 7.0 percent; and

•Our ultimate projected yields on invested assets changed on most annuity deposits with some increasing by up to 9 basis points and others decreasing by up to 34 basis points and lowered by up to 40 basis points on some life insurance deposits. Projected yields are graded from a weighted average net GAAP book yield of existing assets supporting the business based on the value of the assets to a weighted average yield based on the duration of the assets excluding assets that mature during the grading period. The grading period is three years for deferred annuity products and five years for life insurance products due to deferred annuities having a shorter duration than life products.

Traditional long-duration products

For long-duration traditional products discussed below, which include whole life insurance, term life insurance, accident and health insurance, long-term care insurance, and life-contingent single premium immediate annuities and structured settlements, a “lock-in” principle applies. The assumptions used to calculate the benefit liabilities and DAC are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. Loss recognition occurs if observed changes in actual experience or estimates result in projected future losses under loss recognition testing. Underlying assumptions are reviewed periodically and updated as appropriate.

The net increases (decreases) to adjusted pre-tax income and pre-tax income as a result of the update of actuarial assumptions for the three- and nine-month periods ended September 30, 2019 and 2018 are shown in the following tables.

144 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Insurance Reserves

The following table presents the increase (decrease) in adjusted pre-tax income resulting from the update of actuarial assumptions for the domestic life insurance companies, by segment and product line:

Nine Months Ended September 30,
(in millions)	2019	2018
Life and Retirement:
Individual Retirement
Fixed Annuities	$82	$40
Variable and Indexed Annuities	(145)	(92)
Total Individual Retirement	(63)	(52)
Group Retirement	(17)	17
Life Insurance	(63)	(63)
Institutional Markets	-	-
Total Life and Retirement	(143)	(98)
Legacy Life and Retirement Run-off	(30)	(5)
Total increase (decrease) in adjusted pre-tax income from update of assumptions	$(173)	$(103)

The following table presents the increase (decrease) in pre-tax income resulting from the update of actuarial assumptions in the domestic life insurance companies, by line item as reported in Results of Operations:

Nine Months Ended September 30,
(in millions)	2019	2018
Policy fees	$(32)	$(237)
Interest credited to policyholder account balances	19	-
Amortization of deferred policy acquisition costs	203	301
Policyholder benefits and losses incurred	(363)	(167)
Increase (decrease) in adjusted pre-tax income	(173)	(103)
Change in DAC related to net realized capital gains (losses)	(17)	35
Net realized capital gains (losses)	180	(55)
Increase (decrease) in pre-tax income	$(10)	$(123)

In the three- and nine-month periods ended September 30, 2019, adjusted pre-tax income included a net unfavorable adjustment of $173 million, primarily in Index Annuities driven by an update to lapses, and in Life Insurance primarily due to methodology enhancements related to projected premium, certain riders and death benefit features, and reinsurance reserving. The unfavorable adjustments were partially offset by favorable updates to full surrender assumptions in Individual Retirement Fixed Annuities.

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

Update of Actuarial Assumptions by Business Segment

Individual Retirement

The update of actuarial assumptions resulted in a net unfavorable adjustment to adjusted pre-tax income of Individual Retirement of $63 million in the three- and nine-month periods ended September 30, 2019 compared to net unfavorable adjustment to adjusted pre-tax income of Individual Retirement of $52 million in the three- and nine-month periods ended September 30, 2018.

In Fixed Annuities, the update of estimated gross profit assumptions resulted in a net favorable adjustment of $82 million and $40 million in the three- and nine-month periods ended September 30, 2019 and 2018, respectively, both of which reflected lower lapse assumptions including the economic impact to competitor rate on the interest sensitive lapse component, partially offset by lower interest spread assumptions.

AIG | Third Quarter 2019 Form 10-Q 145

ITEM 2 | Insurance Reserves

In Variable and Index Annuities, the update of estimated gross profit assumptions resulted in a net unfavorable adjustment of $145 million in the three- and nine-month periods ended September 30, 2019, primarily due to lapse updates in Index Annuities and updated general account earned rates on Variable Annuities. The unfavorable adjustments were partially offset by updated lapse assumptions in Variable Annuities.

In the three- and nine-month periods ended September 30, 2018 for Variable and Index Annuities, the update of estimated gross profit assumptions resulted in a net unfavorable adjustment of $92 million primarily due to refinements to the guaranteed benefit partial withdrawal assumptions in Variable Annuities and the multi-year index strategy crediting parameters in Index Annuities. The unfavorable adjustments were partially offset by lower guaranteed benefit lapse assumptions in Variable Annuities.

Group Retirement

In Group Retirement, the update of estimated gross profit assumptions resulted in an unfavorable adjustment of $17 million in the three- and nine-month periods ended September 30, 2019, primarily due to lapse updates in Index Annuities and Variable Annuities.

In the three- and nine-month periods ended September 30, 2018, the update of estimated gross profit assumptions resulted in a favorable adjustment of $17 million primarily due to improved premium persistency assumptions.

Life Insurance

In Life Insurance, the update of actuarial assumptions resulted in a net unfavorable adjustment of $63 million in the three- and nine-month periods ended September 30, 2019, primarily due to methodology enhancements related to projected premium, certain riders and death benefit features, and reinsurance reserving. The unfavorable adjustments were partially offset by favorable adjustments driven by updates to mortality assumptions.

In the three- and nine-month periods ended September 30, 2018, the update of actuarial assumptions resulted in a net unfavorable adjustment of $63 million primarily due to additional reserves for certain riders, decreased lapses and interest crediting model refinements. The unfavorable adjustments were partially offset by favorable adjustments driven by updates to mortality assumptions and a reduction to IBNR reserves.

Legacy Portfolio

In the Legacy Portfolio, the update of actuarial assumptions resulted in a net unfavorable adjustment of $30 million in the three- and nine-month periods ended September 30, 2019, reflecting updates to loss recognition reserves and minor methodology enhancements for universal life insurance.

In the three- and nine-month periods ended September 30, 2018, the update of actuarial assumptions resulted in a net unfavorable adjustment of $5 million, reflecting updates to mortality and lapse assumptions.

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

146 AIG | Third Quarter 2019 Form 10-Q

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

•Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

•Risk exposures that we have elected not to explicitly or fully hedge.

The following table presents a reconciliation between the fair value of the U.S. GAAP embedded derivatives and the value of our economic hedge target:

	September 30,	December 31,
(in millions)	2019	2018
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$3,168	$1,943
Exclude non-performance risk adjustment	(3,474)	(2,615)
Embedded derivative liability, excluding NPA	6,642	4,558
Adjustments for risk margins and differences in valuation	(3,440)	(2,377)
Economic hedge target liability	$3,202	$2,181

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

AIG | Third Quarter 2019 Form 10-Q 147

ITEM 2 | Insurance Reserves

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Change in fair value of embedded derivatives, excluding update of actuarial assumptions and NPA	$(1,481)	$553	$(1,941)	$1,477
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities*	15	(13)	187	(127)
Interest rate derivative contracts	826	(257)	1,661	(847)
Equity derivative contracts	(15)	(332)	(787)	(412)
Change in fair value of variable annuity hedging portfolio	826	(602)	1,061	(1,386)
Change in fair value of embedded derivatives excluding update of actuarial assumptions and NPA, net of hedging portfolio	(655)	(49)	(880)	91
Change in fair value of embedded derivatives due to NPA spread	306	(168)	180	4
Change in fair value of embedded derivatives due to change in NPA volume	457	(19)	679	(262)
Change in fair value of embedded derivatives due to update of actuarial assumptions	219	38	219	38
Total change due to update of actuarial assumptions and NPA	982	(149)	1,078	(220)
Net impact on pre-tax income (loss)	$327	$(198)	$198	$(129)

By Consolidated Income Statement line
Net investment income	$15	$(13)	$187	$(127)
Net realized capital gains (losses)	312	(185)	11	(2)
Net impact on pre-tax income (loss)	$327	$(198)	$198	$(129)

*Beginning in July 2019, the fixed maturity securities portfolio used in the hedging program was rebalanced to reposition the portfolio from a duration, sector, and issuer perspective. As part of this rebalancing fixed maturity securities where we elected the fair value option were sold. Later in the quarter, as new fixed maturity securities were purchased they were classified as available for sale. The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income was $78 million for the three- and nine-month periods ended September 30, 2019.

The net impact on pre-tax income from the GMWB embedded derivatives and related hedges in the three- and nine-month periods ended September 30, 2019 (excluding related DAC amortization) was driven by widening of credits spreads on the NPA spread, impact of lower interest rates that resulted in NPA volume gains from higher expected GMWB payments, and gains from the review and update of actuarial assumptions, offset by the impact of lower interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio. The net impact on pre-tax loss from the GMWB embedded derivatives and related hedges in the three-month period ended September 30, 2018 (excluding related DAC amortization) was primarily driven by losses from the impact of tightening credit spreads on the NPA spread, partially offset by higher interest rates, and equity market volatility. In the three- and nine-month periods ended September 30, 2018 increases in interest rates resulted in NPA volume losses from lower expected GMWB payments.

The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in the three- and nine-month periods ended September 30, 2019 reflected losses from decreases in interest rates, offset by gains from higher equity markets and widening crediting spreads. The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in the three- and nine-month periods ended September 30, 2018 reflected gains from equity market volatility and reductions in risk margins due to decreased GMWB claims driven by higher interest rates, partially offset by losses from the related hedging portfolio in the three- and nine-month periods ended September 30, 2018. In the nine-month period ended September 30, 2018 fair value gains on embedded derivatives, excluding NPA and actuarial assumption update, was fully offset by fair value losses on the related hedging portfolio.

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
148 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Insurance Reserves

Change in Economic Hedge Target

The increase in the economic hedge target liability in the first nine months of 2019 was primarily due to lower interest rates, offset by higher equity markets and gains from the review and update of actuarial assumptions.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under U.S. GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

•Changes in the fair value of fixed maturity securities, primarily corporate bonds, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the three- and nine-month periods ended September 30, 2019 reflected gains due to decreases in interest rates, partially offset by widening of credit spreads. The change in the fair value of the corporate bond hedging program in the three- and nine-month periods ended September 30, 2018 reflected losses due to increases in interest rates, partially offset by the tightening of credit spreads. The change in the fair value of the hedging bonds where we elected the fair value option, which is excluded from the adjusted pre-tax income of the Individual Retirement and Group Retirement segments, is reported in net investment income on the Condensed Consolidated Statements of Income (Loss).The change in the fair value of available-for-sale hedging bonds is reported as a component of comprehensive income in the Condensed Consolidated Statements of Comprehensive Income (Loss).

•Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in gains driven by lower interest rates in the three- and nine-month periods ended September 30, 2019 compared to losses in the same periods in the prior year, which was driven by higher interest rates.

•The change in the fair value of equity derivative contracts, which included futures and options, reflected losses in the three- and nine-month periods ended September 30, 2019 compared to lower losses in the same periods in the prior year, which varied based on the relative change in equity market returns in the respective periods.

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies, excluding DAC of the Legacy Portfolio:

Nine Months Ended September 30,
(in millions)	2019	2018
Balance, beginning of year	$9,133	$7,637
Acquisition costs deferred	931	850
Amortization expense:
Update of assumptions included in adjusted pre-tax income	203	307
Related to realized capital gains and losses	(40)	47
All other operating amortization	(645)	(718)
Increase (decrease) in DAC due to foreign exchange	(18)	(14)
Change related to unrealized depreciation (appreciation) of investments	(1,895)	873
Balance, end of period*	$7,669	$8,982

* DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $9.8 billion and $9.4 billion at September 30, 2019 and 2018, respectively.

AIG | Third Quarter 2019 Form 10-Q 149

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

Market interest rates decreased in the nine-month period ended September 30, 2019, which drove a $14 billion increase in the unrealized appreciation of fixed maturity securities held to support businesses in the Life and Retirement companies at September 30, 2019 compared to December 31, 2018. At September 30, 2019, the shadow Investment-Oriented Adjustments reflected decreases in DAC and unearned revenues and an increase in future policy benefit liabilities compared to December 31, 2018, while the shadow Loss Adjustments reflected an increase in future policy benefit liabilities.

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policy funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Individual Retirement
Balance at beginning of period, gross	$141,521	$137,134	$132,729	$138,571
Premiums and deposits	3,692	3,616	11,743	11,396
Surrenders and withdrawals	(3,216)	(3,369)	(9,791)	(10,106)
Death and other contract benefits	(806)	(792)	(2,455)	(2,556)
Subtotal	(330)	(545)	(503)	(1,266)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	835	2,215	8,825	941
Cost of funds*	425	386	1,242	1,141
Other reserve changes	314	(26)	472	(223)
Balance at end of period	142,765	139,164	142,765	139,164
Reinsurance ceded	(312)	(319)	(312)	(319)
Total Individual Retirement insurance reserves and mutual fund assets	$142,453	$138,845	$142,453	$138,845
Group Retirement
Balance at beginning of period, gross	$98,923	$97,548	$91,685	$97,306
Premiums and deposits	1,924	2,116	6,034	6,533
Surrenders and withdrawals	(2,535)	(2,957)	(7,377)	(8,062)
Death and other contract benefits	(177)	(145)	(494)	(462)
Subtotal	(788)	(986)	(1,837)	(1,991)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	213	2,129	7,939	2,841
Cost of funds*	286	275	844	816
Other reserve changes	(10)	4	(7)	(2)
Balance at end of period	98,624	98,970	98,624	98,970
Total Group Retirement insurance reserves and mutual fund assets	$98,624	$98,970	$98,624	$98,970

150 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Insurance Reserves

Life Insurance
Balance at beginning of period, gross	$20,699	$19,647	$19,719	$19,424
Premiums and deposits	922	887	2,772	2,663
Surrenders and withdrawals	(157)	(286)	(449)	(600)
Death and other contract benefits	(121)	(140)	(385)	(346)
Subtotal	644	461	1,938	1,717
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(305)	(229)	(856)	(771)
Cost of funds*	92	92	277	281
Other reserve changes	894	87	946	(593)
Balance at end of period	22,024	20,058	22,024	20,058
Reinsurance ceded	(1,122)	(1,232)	(1,122)	(1,232)
Total Life Insurance reserves	$20,902	$18,826	$20,902	$18,826
Institutional Markets
Balance at beginning of period, gross	$21,022	$19,694	$19,839	$18,580
Premiums and deposits	833	69	2,213	2,184
Surrenders and withdrawals	(187)	(183)	(583)	(1,189)
Death and other contract benefits	(154)	(112)	(478)	(387)
Subtotal	492	(226)	1,152	608
Change in fair value of underlying assets and reserve accretion, net of
policy fees	118	81	445	158
Cost of funds*	95	90	271	246
Other reserve changes	30	63	50	110
Balance at end of period	21,757	19,702	21,757	19,702
Reinsurance ceded	(43)	(43)	(43)	(43)
Total Institutional Markets reserves	$21,714	$19,659	$21,714	$19,659
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$282,165	$274,023	$263,972	$273,881
Premiums and deposits	7,371	6,688	22,762	22,776
Surrenders and withdrawals	(6,095)	(6,795)	(18,200)	(19,957)
Death and other contract benefits	(1,258)	(1,189)	(3,812)	(3,751)
Subtotal	18	(1,296)	750	(932)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	861	4,196	16,353	3,169
Cost of funds*	898	843	2,634	2,484
Other reserve changes	1,228	128	1,461	(708)
Balance at end of period	285,170	277,894	285,170	277,894
Reinsurance ceded	(1,477)	(1,594)	(1,477)	(1,594)
Total insurance reserves and mutual fund assets	$283,693	$276,300	$283,693	$276,300

*Excludes amortization of deferred sales inducements.

Insurance reserves of Life and Retirement, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	September 30,	December 31,
(in millions)	2019	2018
Future policy benefits	$17,415	$14,739
Policyholder contract deposits	147,689	137,718
Other policy funds	268	295
Separate account liabilities	87,097	79,960
Total insurance reserves*	252,469	232,712
Mutual fund assets	32,701	31,260
Total insurance reserves and mutual fund assets	$285,170	$263,972

*Excludes reserves related to the Legacy Portfolio.

AIG | Third Quarter 2019 Form 10-Q 151

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

152 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES ACTIVITY FOR the niNe Months ended September 30, 2019

Sources

AIG Parent Funding from Subsidiaries

During the nine-month period ended September 30, 2019, AIG Parent received $3.2 billion in dividends from subsidiaries. Of this amount, $1.7 billion consisted of dividends in the form of cash and fixed maturity securities from our General Insurance companies and $1.5 billion consisted of dividends and loan repayments in the form of cash from our Life and Retirement companies.

AIG Parent also received a net amount of $1.0 billion in tax sharing payments in the form of cash and fixed maturity securities from our insurance businesses in the nine-month period ended September 30, 2019, including $340 million of such payments in the third quarter of 2019. The tax sharing payments may be subject to further adjustment in future periods.

Preferred Stock Issuance

In March 2019, we issued 20,000 shares of Series A 5.85% Non-Cumulative Preferred Stock (Series A Preferred Stock), with a par value of $5.00 per share and a liquidation preference of $25,000 per share, for net proceeds of approximately $485 million.

Debt Issuance

In March 2019, we issued $600 million aggregate principal amount of 4.250% Notes Due 2029.

Uses

Debt Reduction

We made repurchases of and repayments on debt instruments of approximately $2.5 billion during the nine-month period ended September 30, 2019. AIG Parent made interest payments on our debt instruments totaling $735 million during the nine-month period ended September 30, 2019.

Dividend

We paid a cash dividend of $369.6875 per share and $365.625 per share on AIG’s Series A Preferred Stock during the second and third quarters of 2019, respectively, totaling $15 million.

We paid a cash dividend of $0.32 per share on AIG Common Stock during each of the first, second, and third quarters of 2019 totaling $835 million.

AIG Parent Funding to Subsidiaries

In February 2019, AIG Parent made a capital contribution of $300 million to our General Insurance companies.

AIG | Third Quarter 2019 Form 10-Q 153

ITEM 2 | Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Nine Months Ended September 30,
(in millions)	2019	2018
Sources:
Net cash provided by other investing activities	$-	$4,135
Changes in policyholder contract balances	4,823	5,146
Issuance of long-term debt	2,564	4,059
Issuance of preferred stock	485	-
Net cash provided by other financing activities	1,354	-
Total sources	9,226	13,340
Uses:
Net cash used in operating activities	(789)	(38)
Acquisition of businesses, net of cash and restricted cash acquired	-	(5,052)
Net cash used in other investing activities	(4,793)	-
Repayments of long-term debt	(2,421)	(2,788)
Purchase of common stock	-	(994)
Dividends paid on preferred stock	(15)	-
Dividends paid on common stock	(835)	(858)
Net cash used in other financing activities	-	(3,232)
Total uses	(8,853)	(12,962)
Effect of exchange rate changes on cash and restricted cash	39	8
Increase (decrease) in cash and restricted cash	$412	$386

The following table presents a summary of AIG’s Condensed Consolidated Statement of Cash Flows:

Nine Months Ended September 30,
(in millions)	2019	2018
Summary:
Net cash provided by (used in) operating activities	$(789)	$(38)
Net cash provided by (used in) investing activities	(4,793)	(917)
Net cash provided by (used in) financing activities	5,955	1,333
Effect of exchange rate changes on cash and restricted cash	39	8
Increase (decrease) in cash and restricted cash	412	386
Cash and restricted cash at beginning of year	3,358	2,737
Cash and restricted cash at end of period	$3,770	$3,123

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $1.0 billion in the nine-month period ended September 30, 2019 compared to $1.0 billion in the same period in the prior year. Excluding interest payments, AIG had operating cash inflows of $224 million in the nine-month period ended September 30, 2019 compared to operating cash inflows of $980 million in the same period in the prior year.

Investing Cash Flow Activities

Net cash used in investing activities in the nine-month period ended September 30, 2019 was $4.8 billion compared to net cash used in investing activities of $917 million in the nine-month period ended September 30, 2018. The nine-month period ended September 30, 2018 included our acquisition of Validus for approximately $5.5 billion in cash.

154 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Financing Cash Flow Activities

Net cash provided by financing activities in the nine-month period ended September 30, 2019 reflected:

•approximately $835 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first, second, and third quarters of 2019;

•approximately $15 million to pay a dividend of $369.6875 per share and $365.625 per share on AIG’s Series A Preferred Stock in the second and third quarters of 2019, respectively;

•approximately $143 million in net inflows from the issuance and repayment of long-term debt; and

•approximately $485 million inflow from the issuance of preferred stock.

Net cash provided by financing activities in the nine-month period ended September 30, 2018 reflected:

•approximately $858 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first, second, and third quarters of 2018;

•approximately $994 million to repurchase approximately 18.5 million shares of AIG Common Stock; and

•approximately $1.3 billion in net inflows from the issuance and repayment of long-term debt.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of September 30, 2019, AIG Parent had approximately $11.7 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities and also includes a committed, revolving syndicated credit facility. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

AIG | Third Quarter 2019 Form 10-Q 155

ITEM 2 | Liquidity and Capital Resources

The following table presents AIG Parent's liquidity sources:

	As of	As of
(In millions)	September 30, 2019	December 31, 2018
Cash and short-term investments(a)	$2,808	$626
Unencumbered fixed maturity securities(b)	4,382	3,168
Total AIG Parent liquidity	7,190	3,794
Available capacity under committed, syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$11,690	$8,294

(a)Cash and short-term investments include reverse repurchase agreements totaling $1.7 billion and $22 million as of September 30, 2019 and December 31, 2018, respectively.

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

Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had no outstanding borrowings from FHLBs at September 30, 2019 and aggregate outstanding borrowings of approximately $115 million at December 31, 2018. Our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from FHLBs at both September 30, 2019 and December 31, 2018. In addition, $3.5 billion and $3.4 billion were due to FHLBs in the respective districts of our U.S. Life and Retirement companies at September 30, 2019 and December 31, 2018, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits.

Certain of our U.S. Life and Retirement companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments or partially used for short-term liquidity purposes. Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $2.5 billion and $884 million of securities subject to these agreements at September 30, 2019 and December 31, 2018, respectively, and $2.6 billion and $904 million of liabilities to borrowers for collateral received at September 30, 2019 and December 31, 2018, respectively.

156 AIG | Third Quarter 2019 Form 10-Q

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

In February 2018, AIG Parent entered into a CMA with Fortitude Re. Among other things, the CMA provides that AIG Parent will maintain available statutory capital and surplus in each of Fortitude Re’s long term business fund and general business account at or above a stress threshold percentage of its projected enhanced capital requirement in respect of the applicable fund, as defined under Bermuda law. As of September 30, 2019, the stress threshold percentage under this CMA was 125 percent.

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. Letters of credit issued in support of the General Insurance companies totaled approximately $3.5 billion at September 30, 2019. Letters of credit issued in support of the Life and Retirement companies totaled approximately $851 million at September 30, 2019. Letters of credit issued in support of Fortitude Re totaled $550 million at September 30, 2019.

In the nine-month period ended September 30, 2019, our General Insurance companies collectively paid a total of approximately $1.7 billion in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. agency mortgage-backed securities, municipal bonds and certain other highly rated securities.

In the nine-month period ended September 30, 2019, our Life and Retirement companies collectively paid a total of approximately $1.5 billion in dividends and loan repayments in the form of cash to AIG Parent.

Tax Matters

If the settlement agreements in principle are concluded in our ongoing dispute related to the disallowance of foreign tax credits associated with cross border financing transactions, we will be required to make a payment to the U.S. Treasury. Although we can provide no assurance regarding whether the non-binding settlements will be finalized, the amount we currently expect to pay based on current proposed settlement terms is approximately $1.7 billion, including obligations of AIG Parent and subsidiaries. This amount is net of payments previously made with respect to cross border financing transactions involving matters dating back to 1997 and other matters largely related to the same tax years. There remains uncertainty with regard to whether the settlements in principle will ultimately be approved by the relevant authorities as well as the amount and timing of any potential payment(s) or prepayment(s), one or more of which could be made as early as the fourth quarter of 2019 even if not due until 2020.

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

As of September 30, 2019, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

AIG | Third Quarter 2019 Form 10-Q 157

ITEM 2 | Liquidity and Capital Resources

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

September 30, 2019		Payments due by Period
	Total	Remainder of	2020 -	2022 -
(in millions)	Payments	2019	2021	2023	2024	Thereafter
Insurance operations
Loss reserves(a)	$82,719	$5,316	$23,157	$12,106	$3,858	$38,282
Insurance and investment contract liabilities	266,654	7,042	33,854	30,195	14,709	180,854
Borrowings	1,352	-	354	-	-	998
Interest payments on borrowings	803	1	99	99	50	554
Other long-term obligations	-	-	-	-	-	-
Total	$351,528	$12,359	$57,464	$42,400	$18,617	$220,688
Other
Borrowings	$24,193	$96	3,026	3,219	1,138	16,714
Interest payments on borrowings	14,563	238	1,994	1,725	778	9,828
Other long-term obligations	453	54	198	133	45	23
Total	$39,209	$388	$5,218	$5,077	$1,961	$26,565
Consolidated
Loss reserves(a)	$82,719	$5,316	$23,157	$12,106	$3,858	$38,282
Insurance and investment contract liabilities	266,654	7,042	33,854	30,195	14,709	180,854
Borrowings	25,545	96	3,380	3,219	1,138	17,712
Interest payments on borrowings	15,366	239	2,093	1,824	828	10,382
Other long-term obligations(b)	453	54	198	133	45	23
Total(c)	$390,737	$12,747	$62,682	$47,477	$20,578	$247,253

(a)Represents undiscounted loss reserves.

(b)Primarily includes contracts to purchase future services and other capital expenditures.

(c)Does not reflect unrecognized tax benefits of $4.8 billion. See Note 15 to the Condensed Consolidated Financial Statements for additional information.

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

158 AIG | Third Quarter 2019 Form 10-Q

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

September 30, 2019		Amount of Commitment Expiring
	Total Amounts	Remainder	2020 -	2022 -
(in millions)	Committed	of 2019	2021	2023	2024	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$284	$265	$8	$-	$-	$11
Guarantees of indebtedness	72	59	13	-	-	-
All other guarantees(a)	65	-	30	28	7	-
Commitments:
Investment commitments(b)	7,596	2,080	2,662	2,448	258	148
Commitments to extend credit	4,485	2,164	926	1,178	120	97
Letters of credit	3	-	3	-	-	-
Total(c)	$12,505	$4,568	$3,642	$3,654	$385	$256
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	82	82	-	-	-	-
All other guarantees	49	49	-	-	-	-
Commitments:
Investment commitments(b)	182	26	73	56	2	25
Commitments to extend credit	-	-	-	-	-	-
Letters of credit	13	-	13	-	-	-
Total(c)(e)	$400	$157	$86	$56	$2	$99
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	366	347	8	-	-	11
Guarantees of indebtedness	72	59	13	-	-	-
All other guarantees(a)	114	49	30	28	7	-
Commitments:
Investment commitments(b)	7,778	2,106	2,735	2,504	260	173
Commitments to extend credit	4,485	2,164	926	1,178	120	97
Letters of credit	16	-	16	-	-	-
Total(c)(e)	$12,905	$4,725	$3,728	$3,710	$387	$355

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

(e)Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2019 is expected to be approximately $12 million for U.S. and non-U.S. plans.

AIG | Third Quarter 2019 Form 10-Q 159

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

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Nine Months Ended September 30, 2019	December 31,		and	Foreign	Other		September 30,
(in millions)	2018	Issuances	Repayments	Exchange	Changes		2019
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,853	$595	$(1,000)	$(119)	$25		$20,354
Junior subordinated debt	1,548	-	(6)	(11)	-		1,531
AIG Japan Holdings Kabushiki Kaisha	331	-	-	23	-		354
Validus notes and bonds payable	359	-	-	-	(4)		355
AIGLH notes and bonds payable	282	-	-	-	-		282
AIGLH junior subordinated debt	361	-	-	-	-		361
Total AIG general borrowings	23,734	595	(1,006)	(107)	21		23,237
AIG borrowings supported by assets:(a)
Series AIGFP matched notes and bonds payable	21	-	-	-	-		21
GIAs, at fair value	2,164	101	(291)	-	255	(b)	2,229
Notes and bonds payable, at fair value	49	-	(3)	-	12	(b)	58
Total AIG borrowings supported by assets	2,234	101	(294)	-	267		2,308
Total debt issued or guaranteed by AIG	25,968	696	(1,300)	(107)	288		25,545
Debt not guaranteed by AIG:
Other subsidiaries' notes, bonds, loans and
mortgages payable(c)	168	4	(122)	-	1		51
Debt of consolidated investments(d)	8,404	1,864	(1,072)	(21)	491	(e)	9,666
Total debt not guaranteed by AIG	8,572	1,868	(1,194)	(21)	492		9,717
Total debt	$34,540	$2,564	$(2,494)	$(128)	$780		$35,262

(a)AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.5 billion at both September 30, 2019 and December 31, 2018. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)Primarily represents adjustments to the fair value of debt.

(c)Includes primarily borrowings with Federal Home Loan Banks by our U.S. insurance companies. These borrowings are short term in nature and related activity is presented net of issuances and maturities and repayments.

(d)At September 30, 2019, includes debt of consolidated investment vehicles related to real estate investments of $3.8 billion, affordable housing partnership investments of $2.1 billion and other securitization vehicles of $3.8 billion. At December 31, 2018, includes debt of consolidated investment vehicles related to real estate investments of $3.7 billion, affordable housing partnership investments of $1.8 billion and other securitization vehicles of $2.9 billion.

(e)Includes the effect of consolidating previously unconsolidated partnerships.

160 AIG | Third Quarter 2019 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at September 30, 2019 of AIG (excluding $9.7 billion of borrowings of consolidated investments) for the next four quarters:

	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter
(in millions)	2019	2020	2020	2020	Total
AIG general borrowings	$-	$-	$-	$638	$638
AIG borrowings supported by assets	96	-	9	20	125
Other subsidiaries' notes, bonds, loans and
mortgages payable	-	1	-	-	1
Total	$96	$1	$9	$658	$764

AIG | Third Quarter 2019 Form 10-Q 161

ITEM 2 | Liquidity and Capital Resources

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $9.7 billion in borrowings of debt of consolidated investments:

September 30, 2019		Remainder	Year Ending
(in millions)	Total	of 2019	2020	2021	2022	2023	2024	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,354	$-	$1,345	$1,498	$1,510	$1,537	$998	$13,466
Junior subordinated debt	1,531	-	-	-	-	-	-	1,531
AIG Japan Holdings Kabushiki Kaisha	354	-	122	232	-	-	-	-
Validus notes and bonds payable	355	-	-	-	-	-	-	355
AIGLH notes and bonds payable	282	-	-	-	-	-	-	282
AIGLH junior subordinated debt	361	-	-	-	-	-	-	361
Total AIG general borrowings	23,237	-	1,467	1,730	1,510	1,537	998	15,995
AIG borrowings supported by assets:
Series AIGFP matched notes and
bonds payable	21	-	-	-	-	-	-	21
GIAs, at fair value	2,229	96	31	152	50	122	140	1,638
Notes and bonds payable, at fair value	58	-	-	-	-	-	-	58
Total AIG borrowings supported by assets	2,308	96	31	152	50	122	140	1,717
Total debt issued or guaranteed by AIG	25,545	96	1,498	1,882	1,560	1,659	1,138	17,712
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans
and mortgages payable	51	-	1	42	1	1	6	-
Total debt not guaranteed by AIG	51	-	1	42	1	1	6	-
Total	$25,596	$96	$1,499	$1,924	$1,561	$1,660	$1,144	$17,712

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of October 29, 2019. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

162 AIG | Third Quarter 2019 Form 10-Q

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

FINANCIAL STRENGTH Ratings

Financial Strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy. The following table presents the ratings of our significant insurance subsidiaries as of October 29, 2019.

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

Dividends

On February 13, 2019, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 29, 2019 to shareholders of record on March 15, 2019. On May 6, 2019, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 28, 2019 to shareholders of record on June 14, 2019. On August 7, 2019, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 30, 2019 to shareholders of record on September 17, 2019. On October 31, 2019, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on December 26, 2019 to shareholders of record on December 12, 2019.

On May 21, 2019, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $369.6875 per share, payable on June 17, 2019 to holders of record on May 31, 2019. On August 7, 2019, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on September 16, 2019 to holders of record on August 30, 2019. On October 31, 2019, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on December 16, 2019 to holders of record on November 29, 2019.

The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

Repurchases of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of approximately $1.5 billion. As of October 31, 2019, $2.0 billion remained under the authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants).

AIG | Third Quarter 2019 Form 10-Q 163

ITEM 2 | Liquidity and Capital Resources

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

We did not repurchase any shares of AIG Common Stock during the nine-month period ended September 30, 2019.

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

For a further discussion of AIG’s risk management program see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2018 Annual Report.

As of September 30, 2019, there have been no material changes in our economic exposure to market risk from December 31, 2018, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2018, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

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

164 AIG | Third Quarter 2019 Form 10-Q

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

AIG | Third Quarter 2019 Form 10-Q 165

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

166 AIG | Third Quarter 2019 Form 10-Q

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

AIG | Third Quarter 2019 Form 10-Q 167

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

168 AIG | Third Quarter 2019 Form 10-Q

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4 | Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation, which excluded the impact of the acquisition of Glatfelter Insurance Group (Glatfelter), was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2019. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

We continue to integrate the internal controls of Glatfelter. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG | Third Quarter 2019 Form 10-Q 169

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

During the three-month period ended September 30, 2019, we did not repurchase any shares of AIG Common Stock or any warrants to purchase shares of AIG Common Stock under this authorization.

As of September 30, 2019, approximately $2.0 billion remained under the authorization. We did not repurchase any shares of AIG Common Stock from October 1, 2019 to October 31, 2019. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. The repurchase of AIG Common Stock is also subject to the terms of AIG’s outstanding Series A Preferred Stock, pursuant to which AIG may not (other than in limited circumstances) purchase, redeem or otherwise acquire AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

ITEM 4 | Mine Safety Disclosures

Not applicable.

170 AIG | Third Quarter 2019 Form 10-Q

ITEM 6 | Exhibits

Exhibit Index

Exhibit Number	Description	Location
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications*	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 and (vi) the Notes to the Condensed Consolidated Financial Statements

Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

AIG | Third Quarter 2019 Form 10-Q 171

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

Dated: November 1, 2019

172 AIG | Third Quarter 2019 Form 10-Q