Form 10-K
period 2019-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2020-02-21
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant’s most recently completed second fiscal quarter) was approximately $46,348,000,000.

As of February 10, 2020, there were outstanding 873,422,023 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders	Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14

AMERICAN INTERNATIONAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

Form 10-K

Part I

ITEM 1 | Business

American International Group, Inc. (AIG)

is a leading global insurance organization. Building on our long history, we provide a wide range of property casualty insurance, life insurance, retirement solutions, and other financial services to customers in more than 80 countries and jurisdictions. These diverse offerings include products and services that help businesses and individuals protect their assets, manage risks and provide for retirement security. AIG common stock is listed on the New York Stock Exchange.

The impact of the steps that we took in 2018 and 2019 is evident in 2019’s financial performance. The improvement in General Insurance yielded full-year underwriting profitability and Life and Retirement continued to deliver solid returns despite narrowing credit spreads and the ongoing low interest rate environment. We plan to build on this momentum in 2020 to deliver strong financial results and further AIG’s position as a leading global insurance company.

In this Annual Report, unless otherwise mentioned or unless the context indicates otherwise, we use the terms “AIG,” the “Company,” “we,” “us” and “our” to refer to American International Group, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “AIG Parent” to refer solely to American International Group, Inc., and not to any of its consolidated subsidiaries.

AIG | 2019 Form 10-K 3

ITEM 1 | Business | AIG

Maximizing Industry Leadership and Global Footprint

About AIG

World Class Insurance Franchises that are among the leaders in their geographies and segmentations, providing differentiated service and expertise.	Breadth of Loyal Customers including millions of clients and policyholders ranging from multi-national Fortune 500 companies to individuals throughout the world.	Broad and Long-Standing Distribution Relationships with brokers, agents, advisors, banks and other distributors across all lines of business.

Highly-Engaged Global Workforce of approximately 46,000 employees in more than 80 countries and jurisdictions.	Balance Sheet Quality and Strength as demonstrated by over $65 billion in shareholders’ equity and AIG Parent liquidity sources of $12.1 billion as of December 31, 2019.

Creating Value Through Profitable Growth and Instilling a Culture of Underwriting and Operational Excellence
2020 Priorities

•Business Mix & Targeted Growth – Build on strategic portfolio improvement and product diversity by investing in attractive growth opportunities in our best-performing businesses or new areas, and optimizing our global footprint

•AIG 200 – Execute multi-year efficiency initiatives to support underwriting excellence, modernize our operating infrastructure, enhance user and customer experiences and become a more unified company

•Underwriting Excellence – Maintain discipline in risk selection by continuing to use recently implemented underwriting framework and guidelines to enhance the existing portfolio	•Capital Management – Generate and redeploy capital for the best long-term value creation for shareholders

•Leadership, Culture and Talent – Continue to attract and develop world-class employees while furthering our commitment to diversity and inclusion	•Effective Risk Management – Continue to manage risk and volatility for the company by maintaining discipline in underwriting, optimizing reinsurance and closing the sale of our legacy portfolio

2019 Highlights

General Insurance Achieved Calendar Year Underwriting Profitability

2019 Calendar Year Combined Ratio of 99.6 compared to 111.4 in 2018 and 2019 Accident Year Combined Ratio, As Adjusted of 96.0 compared to 99.7 in 2018*

Underwriting profitability delivered through continued underwriting actions taken to strengthen our portfolio and to maintain pricing, reinsurance and expense discipline

Life and Retirement Continued to Deliver Solid Returns

Full-Year 2019 Adjusted Pre-tax Income of $3.5 billion compared to $3.2 billion in 2018

Results reflected ongoing strategy to leverage our broad product portfolio and diverse distribution network to satisfy customer needs

Efficient Management of Legacy Portfolio

On November 25, 2019, we announced an agreement to sell a controlling financial interest in Fortitude Group Holdings, LLC (Fortitude Holdings), the reinsurer of the majority of AIG’s Legacy Portfolio, which we anticipate closing in mid-2020, subject to regulatory approvals**

Growth in Net Investment Income Full-Year 2019 Consolidated Net Investment Income of $14.6 billion compared to $12.5 billion in 2018

*Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measure see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

**For further discussion on the Fortitude Holdings transaction see Note 4 to the Consolidated Financial Statements.

4 AIG | 2019 Form 10-K

ITEM 1 | Business | AIG

AIG’s Operating Structure

Our Core businesses include General Insurance, Life and Retirement and Other Operations. General Insurance consists of two operating segments – North America and International. Life and Retirement consists of four operating segments – Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. Blackboard U.S. Holdings, Inc. (Blackboard), AIG’s technology-driven subsidiary, is reported within Other Operations. We also report a Legacy Portfolio consisting of our run-off insurance lines and legacy investments that we consider non-core. Effective February 2018, our Bermuda-domiciled composite reinsurer, Fortitude Reinsurance Company Ltd (Fortitude Re) is included in our Legacy Portfolio. In November 2019, we announced the sale of a controlling financial interest in Fortitude Holdings, the holding company for Fortitude Re. There can be no guarantee that we will receive the required regulatory approvals or that closing conditions will be satisfied in order to consummate the November 2019 transaction.

Consistent with how we manage our business, our General Insurance North America operating segment primarily includes insurance businesses in the United States, Canada and Bermuda. Our General Insurance International operating segment includes regional insurance businesses in Japan, the United Kingdom, Europe, Asia Pacific, Latin America and Caribbean, Middle East and Africa, and China. General Insurance results are presented before consideration of internal reinsurance agreements.

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

Legacy Portfolio

Legacy Portfolio includes Legacy Life and Retirement Run-Off Lines, Legacy General Insurance Run-Off Lines, and Legacy Investments. Effective February 2018, Fortitude Re, our Bermuda-domiciled composite reinsurer, is included in our Legacy Portfolio. On November 25, 2019, we announced an agreement to sell a controlling financial interest in Fortitude Group Holdings, LLC (Fortitude Holdings), the reinsurer of the majority of AIG’s Legacy Portfolio, which we anticipate closing in mid-2020, subject to regulatory approvals.

AIG | 2019 Form 10-K 5

ITEM 1 | Business | AIG

Diversified Mix of Businesses

(dollars in millions)

*Our Total revenues were $49.7 billion in 2019. The graph above represents Adjusted revenues excluding revenues from our Legacy Portfolio operations of $3.0 billion. For reconciliation of Adjusted revenues to Total revenues see Note 3 to the Consolidated Financial Statements.

Geographic Concentration

In 2019, 5.6 percent of our property casualty direct premiums were written in the state of California, and 15.3 percent and 6.9 percent were written in Japan and the United Kingdom, respectively. No other state or foreign jurisdiction accounted for more than five percent of our property casualty direct premiums.

For further information on our business segments see Note 3 to the Consolidated Financial Statements.

6 AIG | 2019 Form 10-K

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

The practice for managing the investments of the insurance companies places primary emphasis on meeting the specific needs of each business unit. The investment objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus to support the insurance products. The majority of assets backing our insurance liabilities consist of fixed maturity securities issued by corporations, municipalities and other governmental agencies, as well as structured securities collateralized by, among other assets, residential and commercial real estate and commercial mortgage loans.

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

For further discussion on loss reserves and of prior year loss development see Item 7. MD&A — Critical Accounting Estimates — Insurance Liabilities — Loss Reserves, Item 7. MD&A — Insurance Reserves — Loss Reserves, and Note 14 to the Consolidated Financial Statements.

Our Employees

We believe that a major strength of AIG is the dedication, commitment and loyalty of our colleagues. At December 31, 2019 and 2018, we had approximately 46,000 and 49,600 employees, respectively. We believe that our relations with our colleagues are good.

AIG | 2019 Form 10-K 7

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

•The Council has authority to determine, subject to certain statutory and regulatory standards, that any nonbank financial company be designated as a nonbank SIFI subject to supervision by the FRB and enhanced prudential standards. The Council may also recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices that nonbank financial services companies, including insurers, engage in.

•Title II of Dodd-Frank (Orderly Liquidation Authority) provides that a financial company whose largest United States subsidiary is an insurer may be subject to a special orderly liquidation process outside the Bankruptcy Code. That process is to be administered by the Federal Deposit Insurance Corporation upon a determination that the company is: (i) in default or in danger of default, (ii) would have serious adverse effects on U.S. financial stability were it to fail and be resolved, (iii) is not likely to attract private sector alternatives to default and (iv) is not suitable for resolution under the Bankruptcy Code. Dodd-Frank authorizes possible assessments to cover the costs of any special resolution of a financial company conducted under Title II. U.S. insurance subsidiaries of any such financial company, however, would be subject to rehabilitation and liquidation proceedings under state insurance law.

•Title VII of Dodd-Frank provides for significantly increased regulation of and restrictions on derivatives markets and transactions that have affected and, as additional regulations come into effect, could affect various activities of insurance and other financial services companies, including (i) regulatory reporting for swaps and security-based swaps, (ii) mandated clearing through central counterparties and execution through regulated swap execution facilities for certain swaps and security-based swaps and (iii) margin and collateral requirements. Although the Commodities Futures Trading Commission (CFTC), which oversees and regulates the U.S. swap, commodities and futures markets, has finalized most of its requirements, the Securities and Exchange Commission (SEC) has yet to finalize the majority of rules comprising its security-based swap regulatory regime. Increased regulation of and restrictions on derivatives markets and transactions could increase the cost of our trading and hedging activities, reduce liquidity and reduce the availability of customized hedging solutions and derivatives.

•Dodd-Frank mandated a study to determine whether stable value contracts should be included in the definition of "swap." If that study concludes that stable value contracts are swaps, Dodd-Frank authorizes certain federal regulators to determine whether an exemption from the definition of a swap for stable value contracts is appropriate and in the public interest. Certain of our affiliates participate in the stable value contract business. We cannot predict what regulations might emanate from the aforementioned study or be promulgated applicable to this business in the future.

8 AIG | 2019 Form 10-K

ITEM 1 | Business

•Title V of Dodd-Frank authorizes the United States to enter into covered agreements with foreign governments or regulatory entities regarding the business of insurance and reinsurance. On September 22, 2017, the U.S. and the European Union (EU) entered into such an agreement, and on December 18, 2018, the U.S. signed a covered agreement with the United Kingdom (UK) in anticipation of the UK’s withdrawal of its membership in the EU, commonly referred to as Brexit. For additional information, see — International Regulation.

•Dodd-Frank established the Bureau of Consumer Financial Protection (BCFP), an independent agency within the FRB, to regulate certain non-insurance consumer financial products and services offered primarily for personal, family or household purposes. Insurance products and services are not within the BCFP's general jurisdiction. Broker-dealers and investment advisers are not subject to the BCFP's jurisdiction when acting in their registered capacity.

•Dodd-Frank established the Federal Insurance Office (FIO) to serve as the central insurance authority in the federal government. While not serving a regulatory function, FIO performs certain duties related to the business of insurance. FIO serves as a non-voting member of the Council, has authority to collect information on the insurance industry and recommend prudential standards, monitors market access issues, represents the United States in international insurance forums, has authority to determine, after consulting with the relevant State and the United States Trade Representative, if certain regulations are preempted by covered agreements, and assists the Secretary of the Treasury in administering the Terrorism Risk Insurance Program under the Terrorism Risk Insurance Act of 2002.

On February 3, 2017, the President of the United States signed an Executive Order that directed the Secretary of the Treasury, in consultation with federal financial regulators, to assess all laws, rules and policies that regulate the U.S. financial system, including requirements put into place under Dodd-Frank since 2010, and to recommend necessary changes to make sure they conform to certain core principles. Treasury divided its review into four parts and published four reports: Banks and Credit Unions (June 12, 2017), Capital Markets (October 6, 2017), Asset Management and Insurance (October 26, 2017) and Nonbank Financials, Fintech and Innovation (July 31, 2018). In its report on insurance regulation, Treasury identified several areas for improvement at the federal and state levels and defined the role it intends for federal agencies. Among the points made in the report:

•Treasury expressed support for an activities-based approach to regulating systemic risk in the insurance industry rather than designating individual entities;

•Treasury recommended continued U.S. engagement in international standard-setting forums and charged FIO with coordinating the efforts of the federal government, state regulators, the National Association of Insurance Commissioners (NAIC), and other stakeholders on the issues within its scope, such as covered agreements, matters related to the Terrorism Risk Insurance Program, and standard-setting at the International Association of Insurance Supervisors (IAIS), including discussions regarding capital and liquidity requirements;

•Treasury expressed support for robust liquidity risk management programs for insurers and encouraged regulators to continue work on addressing potential liquidity risk in the insurance sector; and

•Treasury supported the Department of Labor (the DOL) in delaying full implementation of the final fiduciary rule issued by the DOL in April 2016 (the DOL Fiduciary Rule) until relevant issues are further evaluated and addressed by the DOL, SEC, and state insurance regulators working together. The DOL Fiduciary Rule was subsequently vacated by the U.S. Court of Appeals for the Fifth Circuit. For additional information regarding legislative and regulatory developments surrounding a standard of care for the sale of investment products and services, see U.S. Regulation – ERISA and – Standard of Care Developments below.

In addition, on April 21, 2017 the President of the United States directed the Secretary of the Treasury to evaluate and provide recommendations regarding the Council’s processes for designating nonbank SIFIs. The Treasury published a report pursuant to this directive on November 17, 2017, recommending that the Council prioritize an activities-based approach to regulating systemic risk rather than designating individual entities, and recommending that the Council increase the analytical rigor of its designation analyses, enhance engagement with relevant regulators and transparency to the public, and provide a clear off-ramp to designated nonbank SIFIs. On December 4, 2019, the Council finalized amendments to its guidance on nonbank financial company designations. The new guidance prioritizes an activities-based approach to monitoring and addressing potential systemic risk, and indicates that the Council will pursue entity specific SIFI designations only if a potential risk or threat cannot be adequately addressed through an activities-based approach. The guidance became effective on January 29, 2020. We will monitor developments resulting from these changes.

AIG | 2019 Form 10-K 9

ITEM 1 | Business

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

In the U.S., the NAIC is a standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S. territories. The NAIC itself is not a regulator, but, with assistance from the NAIC, state insurance regulators establish standards and best practices, conduct peer review and coordinate regulatory oversight. Every state has adopted, in substantial part, the Risk-Based Capital (RBC) Model Law promulgated by the NAIC or a substantially similar law, which allows states to act upon the results of RBC calculations, and provides four incremental levels of regulatory action regarding insurers whose RBC calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business and computes a risk-adjusted surplus level by applying discrete factors to various asset, premium, reserve and other financial statement items. These factors are developed to be risk-sensitive so that higher factors are applied to items exposed to greater risk. The statutory surplus of each of our U.S. based (re)insurance companies exceeded RBC minimum required levels as of December 31, 2019.

If any of our (re)insurance entities fell below prescribed levels of statutory surplus, it would be our intention to provide appropriate capital or other types of support to that entity. For additional information, see Item 7. MD&A – Liquidity and Capital Resources – Liquidity and Capital Resources of AIG Parent and Subsidiaries – Insurance Companies.

The NAIC’s Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees (ULSGs). NAIC Actuarial Guideline 38 (Guideline AXXX) clarifies the application of Regulation XXX as to these guarantees, including certain ULSGs. In December 2012, the NAIC approved a new Valuation Manual (VM) containing a principle-based approach to life insurance company reserves. Principle-based reserving (PBR) is designed to tailor the reserving process to more closely reflect the risks of specific products, rather than the factor-based approach typically employed historically. The VM became effective on January 1, 2017, after revisions to the NAIC’s model Standard Valuation Law were enacted by the requisite number of states, representing the required premium volume. Variable Annuity (VA) reserving requirements are contained in subsection 21 of the VM (VM-21), and replace the previous Actuarial Guideline XLVIII (AG 43) requirements, which also employed a principle-based approach. Substantial revisions to VM-21 have been adopted effective January 1, 2020, with options for early adoption or phased-in adoption. We have not elected either of these adoptions, and instead have applied VM-21 in full, effective January 1, 2020, to both new and existing VA business. VM-21 is also referred to as “VA PBR”. Subsection 20 of the Valuation Manual (VM-20) applies to individual life insurance reserves, most notably term insurance and universal life with secondary

10 AIG | 2019 Form 10-K

ITEM 1 | Business

guarantees (ULSG). VM-20 is also referred to as “Life PBR”, and replaces Regulation XXX and Guideline AXXX for new life insurance business issued after January 1, 2017. As permitted by applicable regulations, we deferred implementation of Life PBR until January 1, 2020, and have implemented it as of such date with respect to relevant policies issued on or after January 1, 2020. See Item 1A. Risk Factors and Note 20 to the Consolidated Financial Statements for risk and additional information related to these statutory reserving requirements.

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

ERISA

We provide products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA), and/or the Internal Revenue Code of 1986, as amended (the Internal Revenue Code). Plans subject to ERISA include certain pension and profit sharing plans and welfare plans, including health, life and disability plans. As a result, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the DOL, the Internal Revenue Service (IRS) and the Pension Benefit Guaranty Corporation.

Standard of Care Developments

In our Life and Retirement business, we and our distributors are subject to laws and regulations regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these laws and regulations have been revised or reexamined while others have been newly adopted. We continue to closely follow these legislative and regulatory activities. Changes in standard of care requirements or new standards issued by governmental authorities, such as the DOL, the SEC, the NAIC or state regulators and/or legislators, may affect our businesses, results of operations and financial condition.

DOL Fiduciary Rule

In June 2018, a Fifth Circuit Court of Appeals decision became effective vacating the DOL Fiduciary Rule that redefined who would be considered a “fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants and Individual Retirement Accounts. Before it was vacated, the uncertainty in the annuity market around the impact and implementation of the DOL Fiduciary Rule had negatively impacted industry sales of annuity products, including those offered by Individual Retirement. The DOL has indicated that it plans to issue a revised fiduciary rule package to replace the DOL Fiduciary Rule vacated by the Fifth Circuit. At this time, we cannot predict whether or when the DOL will promulgate any new fiduciary regulation, the scope or substance of such regulation, the impact such regulation may have on our businesses and operations, or how such regulation may work in conjunction with other similarly proposed and/or enacted laws and regulations.

SEC Best Interest Regulation

In June 2019, the SEC adopted a package of final rulemakings and interpretations, which include Regulation Best Interest (Regulation BI) and the creation of a new disclosure tool called Form CRS Relationship Summary (Form CRS). Regulation BI establishes new rules regarding the standard of care a broker must meet when making a recommendation to a retail customer in connection with the sale of a security or other covered recommendation. Form CRS requires enhanced disclosure by broker-dealers and investment advisors regarding client relationships and certain conflicts of interest issues. The compliance date for Regulation BI and Form CRS is June 30, 2020.

At the same time, the SEC issued two interpretations under the Investment Advisers Act of 1940. The first addressed the standard of conduct applicable to SEC-registered investment advisors, including details regarding the fiduciary duty owed to clients, required disclosures and the advisor’s continuous monitoring obligations. The second interpretation clarified when investment advice would be considered “solely incidental” to brokerage activity for purposes of the broker-dealer exclusion from SEC investment advisor registration. These two SEC interpretations became final upon publication. The SEC has recently issued FAQs on certain aspects of

AIG | 2019 Form 10-K 11

ITEM 1 | Business

Regulation BI and Form CRS, and we expect that it will continue to provide guidance regarding these final rules and will further clarify its interpretations through the issuance of additional FAQs and other publications. We continue to evaluate the full impact of this package of final rulemakings and interpretations on us and our customers, distribution partners and financial advisors, while preparing for compliance with them. We will implement and enhance processes and procedures, where needed, to comply with the final rules and interpretations.

State Developments

The NAIC has been working on revisions to the Suitability in Annuity Transactions Model Regulation (#275), related to the standard of care that would be applicable in a sale or recommendation of an annuity. The proposed revisions were adopted by NAIC’s Life Insurance and Annuities (A) Committee at the end of December 2019, with final approval expected by the NAIC Executive/Plenary Committee. Amendments to this NAIC model regulation could ultimately form the basis of amendments to state insurance law suitability rules applicable to our business.

In addition, certain state regulators and legislatures have already adopted, or are considering adoption of, best interest standards. For example, in July 2018, the NYDFS adopted a best interest standard of care regulation applicable to annuity and life transactions through issuance of the First Amendment to Insurance Regulation 187 – Suitability and Best Interests in Life Insurance and Annuity Transactions (Regulation 187). The compliance date for Regulation 187 was August 1, 2019 for annuity products and was February 1, 2020 for life products. As amended, Regulation 187 requires producers to act in their client’s best interest when making point-of-sale and in-force recommendations, and provide in writing the basis for the recommendation, as well as the facts and analysis to support the recommendation. The amended regulation also imposes additional duties on life insurance companies in relation to these transactions, such as requiring insurers to establish and maintain procedures designed to prevent financial exploitation and abuse. We are implementing and enhancing processes and procedures, where needed, to comply with this regulation. Other states, such as Nevada, New Jersey, and Massachusetts, have also proposed standard of care regulations applicable to insurance producers, agents, financial advisors, investment advisers, broker-dealers and/or insurance companies. The proposed standards vary in scope, applicability and timing of implementation. We are closely monitoring these developments and evaluating their potential impacts on our products and services, our customers, distribution partners and financial advisors, and the life and retirement industry overall in the U.S.

Securities, Investment Adviser, Broker-Dealer and Investment Company Regulation

Our investment products and services are subject to applicable federal and state securities, fiduciary, including ERISA, and other laws and regulations. The SEC, Financial Industry Regulatory Authority (FINRA), CFTC, state securities commissions, state insurance departments and the DOL are the principal U.S. regulators of these operations.

Our variable life insurance, variable annuity and mutual fund products are “securities” within the meaning of federal securities laws and may be required to be registered under the Securities Act. They are subject to regulation by the SEC and FINRA, and as “securities”, these products are also subject to filing and certain other requirements under federal securities laws unless an exemption applies. As a result, some of our subsidiaries and their activities in offering and selling these products are subject to extensive regulation by the SEC and FINRA.

Our mutual funds, and in certain states our variable life insurance and variable annuity products, are also “securities” within the meaning of state securities laws. As securities, unless an exemption applies, these products are subject to filing and certain other requirements under applicable state securities laws, and sales activities with respect to these products generally are also subject to state securities regulations. Such regulations may affect investment advice, sales and related activities for these products.

In addition to being registered under the Securities Act, which regulates disclosure regarding investment products, some of the separate account, mutual fund and other pooled investment products offered by our businesses are registered as investment companies under the Investment Company Act of 1940, as amended. Some of these products may also be qualified for sale in various states, the District of Columbia and Puerto Rico. Our separate account investment products are also subject to applicable state insurance regulation. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, and/or as investment advisers under the Investment Advisers Act of 1940, as amended, and their activities are subject to federal and state regulation. For example, the Investment Company Act and the Investment Advisers Act impose substantive regulation on the structure and governance of the investment products and services offered by these subsidiaries, while the offer and sale of our investment products by certain of our registered broker-dealer subsidiaries may be subject to, among other regulations, the SEC’s best interest regulation and the evolving standard of care laws and regulations referenced above. Further, our licensed sales professionals appointed with our broker-dealer and/or investment adviser subsidiaries and our other employees, insofar as they sell products that are securities, including wholesale and retail activity, are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners. Regulation and examination requirements also extend to our subsidiaries that employ or control those individuals.

12 AIG | 2019 Form 10-K

ITEM 1 | Business

Privacy, Data Protection and Cybersecurity

We are subject to U.S. laws and regulations that require financial institutions and other businesses to protect personal and other sensitive information and provide notice of their practices relating to the collection, disclosure and other processing of personal information. We also are subject to U.S. laws and regulations requiring notification to affected individuals and regulators of security breaches. Below we highlight a few, key, recently-enacted regulations.

Effective March 1, 2017, the NYDFS promulgated a cybersecurity regulation requiring covered financial services institutions to implement a cybersecurity program designed to protect information systems. The regulation imposes specific technical safeguards as well as governance, risk assessment, monitoring and testing, third-party service provider incident response and reporting and other requirements. The regulation sets forth transitional periods for compliance with different sections of the regulation through March 1, 2019. AIG companies covered by the regulation annually file certifications of compliance with the then-in-effect requirements. Requirements under the NYDFS’ cybersecurity regulation are similar in many, but not all, respects to those under the NAIC Model Law.

In October 2017, the NAIC adopted the Insurance Data Security Model Law (NAIC Model Law), which would require insurers, insurance producers and other entities required to be licensed under state insurance laws to develop and maintain a written information security program, conduct risk assessments, oversee the data security practices of third-party service providers and other related requirements. Legislation based on the NAIC Model Law has been enacted in eight states and may be enacted in other states.

In 2018, California enacted the California Consumer Privacy Act of 2018 (CCPA), with an effective date of January 1, 2020. The CCPA contains a number of new requirements regarding the personal information of California consumers as defined by the statute, including new individual rights and mandatory disclosures regarding consumers’ personal information. The statute also establishes a private right of action in some cases if consumers’ personal information is subject to a data breach as a result of a business’ failure to implement and maintain reasonable security practices.

For information on privacy, data protection and cybersecurity regulation in the EU and other international jurisdictions, see International Regulation – Privacy, Data Protection and Cybersecurity.

Thrift Regulator

AIG Federal Savings Bank, our trust-only federal thrift subsidiary, is supervised and regulated by the Office of the Comptroller of the Currency.

INTERNATIONAL REGULATION

Insurance and Financial Services Regulation

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

Legislation in the EU could also affect our international (re)insurance operations. The EU issues Directives and Regulations on a wide range of topics that impact financial services. Insurance companies operating in the EU are subject to the Solvency II framework. The Prudential Regulation Authority, the United Kingdom’s (UK’s) prudential regulator, is the lead prudential supervisor for our new UK entity, American International Group UK Limited (AIG UK). The UK’s Financial Conduct Authority has oversight of AIG UK for

AIG | 2019 Form 10-K 13

ITEM 1 | Business

consumer protection and competition matters. For example, we are subject to the UK’s Senior Managers and Certification Regime (“SMCR”), legislation that is intended is to reduce harm to consumers and strengthen market integrity by making senior individuals more accountable for their conduct and competence. The SMCR comprises 3 elements: the Senior Managers Regime, which requires that firms appoint an individual with responsibility for each senior management function and subjects such individuals to regulatory pre-approval; the Certification Regime, which requires firms to certify (on an on-going basis) the fitness and propriety of certain employees who could harm the firm, its customers or the market; and the Conduct Rules, which are high-level standards of behavior expected of those working in financial services.

The Luxembourg insurance regulator, the Commissariat aux Assurances is the insurance regulator for AIG Europe SA, which serves our European Economic Area (EEA) and Swiss policyholders. For information on the UK’s pending withdrawal of its membership in the EU, see —Brexit. In addition, financial companies that operate in the EU are subject to a range of regulations enforced by the national regulators in each member state in which that firm operates. The EU has also established a set of regulatory requirements under the European Market Infrastructure Regulation (EMIR) that include, among other things, risk mitigation, risk management, regulatory reporting and clearing requirements. Solvency II governs the insurance industry’s solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards. In accordance with Solvency II, the European Commission is required to make a determination as to whether a supervisory regime outside of the EU is “equivalent.”

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

Under the agreement, AIG will be supervised at the worldwide group level only by its relevant U.S. insurance supervisors, and will not have to satisfy EU Solvency II group capital, reporting and governance requirements for its worldwide group. The agreement, however, would permit the imposition of EU Solvency II group capital requirements if, after five years from the signing of the agreement, a U.S. insurer is not subject to a group capital assessment by its applicable state regulator. The NAIC is in the process of developing a group capital calculation that, if adopted by the states within the five-year time period, is expected to satisfy this condition. The agreement further provides that if the summary risk reports submitted to the supervisory authority of a host jurisdiction expose any serious threat to policyholder protection or financial stability in such host state, the host supervisor may request further information from the insurance group and/or impose preventive or corrective measures with respect to the (re)insurer in its jurisdiction. The agreement also seeks to impose equal treatment of U.S. and EU-based reinsurers that meet certain qualifications. In the U.S., once fully implemented, the agreement requires U.S. states to lift reinsurance collateral requirements on qualifying EU-based reinsurers and provide them equal treatment with U.S. reinsurers or be subject to federal preemption. While this provision does not preclude AIG from continuing to request collateral from an EU reinsurer that is party to a bilateral reinsurance transaction, it is unclear how much collateral AIG will be able to obtain from EU reinsurers going forward.

On December 18, 2018, the U.S. Treasury Department and the Office of the U.S. Trade Representative signed the Bilateral Agreement between the U.S. and the UK on Prudential Measures Regarding Insurance and Reinsurance. The terms of the agreement are substantially similar to the U.S.-EU Covered Agreement. The agreement has been entered into in order to maintain regulatory certainty and market continuity as the UK prepares to leave the EU. The agreement is still subject to U.S. and UK internal requirements and procedures, including a 90 day Congressional notification period in the U.S. In addition, the agreement notes with respect to the date of entry into force that the UK must take into account its obligations arising in respect of any agreement between the EU and the UK pursuant to Article 50 of the Treaty on European Union, which sets out the process under which an EU member state may withdraw from the EU.

The Bermuda Monetary Authority (the BMA) regulates AIG’s operating (re)insurance subsidiaries in Bermuda. The Insurance Act 1978 and its related regulations, as enforced by the BMA, impose a variety of requirements and restrictions on our Bermuda operating (re)insurance subsidiaries including: the filing of annual statutory financial returns; the filing of annual GAAP financial statements for commercial (re)insurers; compliance with minimum enhanced capital requirements; compliance with the BMA’s Insurance Code of Conduct; compliance with minimum solvency margins and liquidity ratios (the latter for general business (re)insurers); limitations on dividends and distributions; preparation of an annual Financial Condition Report for commercial (re)insurers providing details of measures governing the business operations, corporate governance framework, solvency and financial performance; and restrictions on certain changes in control of regulated (re)insurers.

14 AIG | 2019 Form 10-K

ITEM 1 | Business

The Registrar of Companies (the ROC) regulates the compliance by AIG’s entities in Bermuda which carry on a Relevant Activity, as defined in Bermuda’s Economic Substance Act 2018 and related Economic Substance Regulations 2018 (as amended, the ES Laws). The purpose of the ES Laws are to ensure that Bermuda does not facilitate the use of structures which attract profits but which do not reflect real economic activity that is being undertaken in Bermuda. The ROC imposes the filing of an annual declaration form demonstrating compliance with the requirements of the ES Laws by entities which carry on a Relevant Activity.

The Japan Financial Services Agency (JFSA) regulates AIG’s operating insurance and reinsurance subsidiaries in Japan. The JFSA has extensive authority under the Insurance Business Act and related regulations to oversee company licensing, sales practices, business conduct, investments, reserves and solvency, among other items. Our Japanese insurance and reinsurance operations are required to maintain a minimum solvency margin ratio (SMR), which is a measure of capital adequacy. The failure to maintain an appropriate SMR, or comply with other similar indicators of financial health, could result in the JFSA imposing corrective actions on our operations.

Privacy, Data Protection and Cybersecurity

The EU General Data Protection Regulation (GDPR) took effect in May 2018. The GDPR aims to introduce consistent data protection rules across the EU, and its scope extends to entities established within the EEA (i.e., EU member states plus Iceland, Liechtenstein and Norway) and also extends to certain entities not established in the EEA (in certain instances, if they solicit or target individuals in the EU to offer goods or services to EEA data subjects or monitor personal behavior of EEA data subjects (e.g., in an online context)).

We have sought to address these new requirements regarding the processing of personal data about individuals, including mandatory security breach reporting, new and strengthened individual rights, evidenced data controller accountability for compliance with the GDPR principles (including fairness and transparency), maintenance of data processing activity records and the implementation of “privacy by design”, including through the completion of mandatory Data Protection Impact Assessments in connection with higher risk data processing activities. Sanctions for non-compliance with the GDPR are more onerous than the previous regulatory regime with the potential for fines of up to 4 percent of global revenue for the most serious infringements.

We also are subject to other international laws and regulations that require financial institutions and other businesses to protect personal and other sensitive information and provide notice of their practices relating to the collection, disclosure and other processing of personal information, and to international laws and regulations requiring notification to affected individuals and regulators of security breaches. In addition, we must comply with laws and regulations regarding the cross-border transfer of information.

For additional information on U.S. privacy, data protection and cybersecurity regulation, see U.S. Regulation – Privacy, Data Protection and Cybersecurity.

FSB and IAIS

The Financial Stability Board (FSB) consists of representatives of national financial authorities of the G20 countries. The FSB itself is not a regulator but is focused primarily on promoting international financial stability. It does so by coordinating the work of national financial authorities and international standard-setting bodies as well as developing and promoting the implementation of regulatory, supervisory and other financial policies. The FSB has issued a series of frameworks and recommendations to address such issues as systemic financial risk, financial group supervision, capital and solvency standards, corporate governance including compensation, and a number of related issues associated with responses to the financial crisis.

The IAIS represents insurance regulators and supervisors of more than 200 jurisdictions (including regions and states) in nearly 140 countries and seeks to promote globally consistent insurance industry supervision. The IAIS itself is not a regulator, but one of its activities is to develop insurance regulatory standards for use by local authorities across the globe. The FSB has charged the IAIS with developing a framework for measuring and mitigating systemic risks posed by the insurance sector, and the IAIS has developed standards relative to many of the areas of focus of the FSB, which go beyond the IAIS’ basic Insurance Core Principles. The IAIS has adopted ComFrame, a Common Framework for the Supervision of Internationally Active Insurance Groups (IAIGs). ComFrame sets out qualitative and quantitative standards tailored to the international activity and size of IAIGs. These standards assist supervisors in collectively addressing an IAIG’s activities and risks, identifying and avoiding supervisory gaps and coordinating supervisory activities, particularly between the group-wide supervisor and other involved supervisors. ComFrame provides standards for group supervision, governance and internal controls, enterprise risk management, and recovery and resolution planning. As part of ComFrame, the IAIS is developing a risk-based global insurance capital standard (ICS) applicable to IAIGs, with the purpose of creating a common language for supervisory discussions of group solvency of IAIGs. We currently meet the criteria set forth to identify an IAIG.

AIG | 2019 Form 10-K 15

ITEM 1 | Business

The IAIS has adopted ICS version 2.0 for a five year monitoring phase, an initial phase commencing January 2020, during which ICS version 2.0 will be used for confidential reporting to group-wide supervisors and discussion in supervisory colleges, but will not trigger supervisory action. The purpose of the monitoring period is to monitor the performance of the ICS over a period of time, and not to assess the capital adequacy of IAIGs. During the monitoring period, the IAIS will collect and consider feedback from supervisors, stakeholder engagement, a public consultation, and the results of an economic impact assessment, all of which could result in changes to ICS Version 2.0.

At the conclusion of the five year monitoring period, the IAIS has agreed to a second phase of implementation, whereby the ICS will be applied as a group-wide prescribed capital requirement, defined as a solvency control level above which the supervisor does not intervene on capital adequacy grounds.

Confidential reporting of ICS version 2.0 will include reporting by IAIGs of a reference ICS, a consolidated group-wide measure based on a standard method for determining capital requirements and a market adjusted valuation of assets and liabilities. In recognition that the United States and other interested jurisdictions are developing an Aggregation Method (AM) to a group capital calculation, the IAIS is aiding in the development of the AM, including the collection of data from interested jurisdictions. Although the AM is not part of ICS version 2.0, the IAIS aims to be in a position by the end of the monitoring phase to assess whether the AM provides substantially the same outcome as the ICS, in which case it will be considered an outcome-equivalent approach to the ICS. The IAIS has begun work on developing criteria to assess whether the AM provides comparable outcomes to the ICS, including a project plan focused on delivery by the end of the monitoring period.

The IAIS has adopted a Holistic Framework for the assessment and mitigation of systemic risk in the insurance sector, for implementation from the beginning of 2020. The Holistic Framework recognizes that systemic risk can emanate from specific activities and exposures arising from either sector-wide trends or concentrations in individual insurers. The Holistic Framework consists of:

•an enhanced set of supervisory policy measures for macroprudential purposes (including supervisory requirements applied to insurers targeting liquidity risk, macroeconomic exposure, and counterparty exposure; enhanced macroprudential supervision; crisis management and planning; and supervisory powers of intervention),

•an annual IAIS global monitoring exercise to assess trends and to detect the potential build-up of systemic risks (including an assessment of the possible concentration of systemic risks at individual insurers),

•mechanisms for collective IAIS discussion and assessment, including coordinated supervisory responses when needed, and

•an IAIS assessment of the consistency of implementation across jurisdictions.

In light of the IAIS adoption of the Holistic Framework, the FSB has decided to continue as of the beginning of 2020 its suspension of the identification of global systemically important insurers (G-SII). In November 2022, based on the initial years of implementation of the Holistic Framework, the FSB will review the need to either discontinue or re-establish an annual identification of G-SIIs.

The standards issued by the FSB and/or the IAIS are not binding on the United States or other jurisdictions around the world unless and until the appropriate local governmental bodies or regulators adopt laws and regulations implementing such standards. At this time, as these standards have been adopted only recently and in some cases remain under development, it is not known how the IAIS’ frameworks and/or standards might be implemented in the United States and other jurisdictions around the world, or how they might ultimately apply to us.

Brexit

On June 23, 2016, the UK held a referendum in which a majority voted for the UK to withdraw its membership in the EU, commonly referred to as Brexit. The UK left the EU on January 31, 2020. Under the negotiated withdrawal agreement, there is an 11 month “transition period” during which EU rules will continue to apply in the UK and negotiations will continue to determine the future relationship between the UK and EU.

AIG has significant operations and employees in the UK and other EU member states. Prior to December 1, 2018, our General Insurance business operated through AIG Europe Limited (AEL), a UK-incorporated insurer with branches across the EEA. These branches operated through the EU concept of Freedom of Establishment, which allows an insurer in any member state to establish branch operations in any other member state but with a single capital pool and a single prudential regulator (which in this case was the UK’s Prudential Regulation Authority as AEL was UK-authorized). In addition, the various establishments of AEL were able to sell insurance products across borders into other member states under the EU principle of Freedom of Services. In the event that the UK left the EU without a withdrawal agreement in place, or in the event that an eventual agreement did not preserve access to these EU freedoms for UK insurers, AEL would have been severely constrained in its ability to utilize and benefit from such freedoms. UK government policy has not been to pursue continued UK membership of the EU single market and so it is unlikely that AEL’s structure would have remained efficient beyond the transitional period.

16 AIG | 2019 Form 10-K

ITEM 1 | Business

As a result, in order to adapt to and be prepared ahead of Brexit, on December 1, 2018, we completed a reorganization of our operations and legal entity structure in the UK and the EU through the establishment of a new European subsidiary in Luxembourg, AIG Europe S.A. (AESA), which has branches across the EEA and Switzerland, and a new UK subsidiary, AIG UK. Business written by AEL’s branches in the remaining EEA countries was transferred to AESA, along with business previously written on a Freedom of Services basis from AEL’s UK operations. The remaining business written by AEL’s UK operations was transferred to AIG UK and AEL was merged into AESA, allowing AIG to operate in both the EEA and UK on a standalone basis.

This reorganization addresses the uncertainty for UK insurers generated by Brexit because it ensures that even in the event that no agreement is reached between the UK and EU in this sector, AIG will be able to continue to service and pay claims on existing policies, and write new and renewal business where the insured risk is located in the remaining EEA countries. AIG continues to monitor, adapt to and prepare for other risks that may arise if the UK and EU are unable to agree provisions governing relevant aspects of their future relationship during the transition period including, for example, the effect on the wider UK and EU economies and on investments, legislative changes, updates to policy wording that may become necessary and through to other specific areas such as the issuance of additional documentation to motorists it insures who travel cross border.

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

Markets in Financial Instruments Directive (MiFID) II

The Markets in Financial Instruments Directive (MiFID II) and Markets in Financial Instruments Regulation took effect in Europe on January 3, 2018. MiFID II and the related regulations are intended to create transparency in market trading by, for example, imposing trade and transaction reporting and other requirements. AIG Asset Management (Europe) Limited has and continues to implement new policies, procedures and reporting protocols required to ensure compliance with this legislation and its related rules.

Available Information about AIG

Our corporate website is www.aig.com. We make available free of charge, through the Investor Information section of our corporate website, the following reports (and related amendments as filed with the SEC) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC:

•Annual Reports on Form 10-K

•Quarterly Reports on Form 10-Q

•Current Reports on Form 8-K

•Proxy Statements on Schedule 14A, as well as other filings with the SEC

Also available on our corporate website:

•Charters for Board Committees: Audit, Nominating and Corporate Governance, Compensation and Management Resources, Risk and Capital, and Technology Committees

•Corporate Governance Guidelines (which include Director Independence Standards)

•Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics (we will post on our website any amendment or waiver to this Code within the time period required by the SEC)

•Employee Code of Conduct

•Related-Party Transactions Approval Policy

Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. Reference to our website is made as an inactive textual reference.

AIG | 2019 Form 10-K 17

ITEM 1A | Risk Factors

ITEM 1A | Risk Factors

Investing in AIG involves risk. In deciding whether to invest in AIG, you should carefully consider the following risk factors. Any of these risk factors could have a significant or material adverse effect on our businesses, results of operations, financial condition or liquidity. They could also cause significant fluctuations and volatility in the trading price of our securities. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect AIG. These factors should be considered carefully together with the other information contained in this report and the other reports and materials filed by us with the SEC. Further, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition and liquidity above and beyond a risk’s singular impact.

MARKET CONDITIONS

Deterioration of economic conditions, geopolitical tensions or weakening in global capital markets may materially affect our businesses, results of operations, financial condition and liquidity. Our businesses are highly dependent on global economic and market conditions. Weaknesses in economic conditions and the capital markets or market volatility have in the past led, and may in the future lead to, among other consequences, a poor operating environment, erosion of consumer and investor confidence, reduced business volumes, deteriorating liquidity and declines in asset valuations. Adverse economic conditions may result from global economic and political developments, including plateauing business activity and inflationary pressures in developed economies, uncertainty surrounding China’s ability to successfully maintain growth as well as ongoing trade disputes between the U.S. and China, the effects of Brexit (as defined below) on business investment, hiring, migration and labor supply and intensifying trade protectionism including through tariffs, subsidies and other government actions. These and other market, economic, and political factors could have a material adverse effect on our businesses, results of operations, financial condition and liquidity in many ways, including (i) lower levels of consumer and commercial business activities that could decrease revenues and profitability and decrease value in goodwill, deferred tax assets and other long-term assets, (ii) widening of credit spreads and higher than expected defaults that could reduce investment asset valuations, increase credit losses across numerous asset classes, and increase statutory capital requirements, (iii) increased market volatility and uncertainty that could decrease liquidity and increase borrowing costs, and (iv) disruption to our business operations in countries experiencing geopolitical tensions as well as increased costs associated with meeting customer needs in such regions. Other ways in which we have in the past been, and could in the future be, negatively affected by economic conditions include, but are not limited to: increases in policy surrenders and cancellations; write-offs of deferred policy acquisition costs; increases in liability for future policy benefits due to loss recognition on certain long-duration insurance and reinsurance contracts; and increases in expenses associated with third-party reinsurance, or decreased ability to obtain reinsurance at acceptable terms.

Sustained low, declining or negative interest rates, or rapidly increasing interest rates, may materially and adversely affect our profitability. Interest rates have been declining globally, including in the United States. Sustained low interest rates can negatively affect the performance of our investments and reduce the level of investment income earned on our investment portfolios. We experience lower investment income as well as accept lower sales of new Life and Retirement insurance products and polices when a low or declining U.S. interest rate environment persists, and/or interest rates turn or, in certain circumstances remain negative across various global economies. Due to practical and capital markets limitations, we may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities. Continued low levels of interest rates could also impair our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued. In addition, changes in interest rates may be correlated with inflation trends, which would impact our loss trends.

On the other hand, in periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. Therefore, we may have to accept a lower investment spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in significant cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which could result in realized investment losses. An increase in interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that constitute a substantial portion of our investment portfolio. This in turn could adversely affect our ability to realize our deferred tax assets.

18 AIG | 2019 Form 10-K

ITEM 1A | Risk Factors

Reserves and Exposures

The amount and timing of insurance and reinsurance liability claims are difficult to predict and such claims may exceed the related reserves established for losses and loss expenses. We regularly review the adequacy of the established loss reserves and conduct extensive analyses of our reserves during the year. Our loss reserves, however, may develop adversely and materially impact our businesses, results of operations, financial condition and liquidity.

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

While we use a number of analytical reserve development techniques to project future loss development, reserves have been and may continue to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. For example, in 2018 and 2017, we recorded net adverse prior year development of $366 million and $999 million, respectively, in adjusted pre-tax income (loss), to strengthen our General Insurance loss reserves, reflecting adverse development in classes of business with long reporting tails, primarily in Casualty and Financial Lines. Whereas, in 2019, we recorded favorable net development of $294 million, including $442 million in U.S. Workers’ Compensation. These changes in loss cost trends or loss development factors could be due to changes in actual versus expected claims and losses, difficulties in predicting changes, such as changes in inflation, unemployment duration, or other social or economic factors affecting claims, including judicial and legislative approaches, and changes in the tort environment. Any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time after we record the initial loss reserve estimates for any accident year or number of years.

For Life and Retirement, experience may develop adversely such that additional reserves must be established. Adverse experience could arise out of a severe short-term event such as a pandemic or changes to policyholder behavior during stressed economic periods, or due to misestimation of long-term assumptions such as mortality, mortality improvement, interest rate and fixed expense assumptions. While mortality approximations are relatively stable due to the large amount of historical data available, assumptions in respect of other variables, such as policyholder behavior can be more difficult to estimate and may have a significant impact on reserves. Life and Retirement reserves and assumptions are reviewed regularly and we regularly carry out loss recognition and cash flow testing.

For a further discussion of our loss reserves see Item 7. MD&A — Critical Accounting Estimates — Insurance Liabilities — Loss Reserves and Insurance Reserves — Loss Reserves and Note 14 to the Consolidated Financial Statements.

Reinsurance may not be available or affordable and may not be adequate to protect us against losses. Our subsidiaries are major purchasers of third-party reinsurance and we use reinsurance as part of our overall risk management strategy. Our reinsurance business also purchases retrocessional reinsurance, which allows a reinsurer to cede to another company all or part of the reinsurance obligations originally assumed by the reinsurer. While reinsurance does not discharge our subsidiaries from their obligation to pay claims for losses insured or reinsured under our policies, it does make the reinsurer liable to the subsidiaries for the reinsured portion of the risk. For this reason, reinsurance is an important tool to manage transaction and insurance line risk retention and to mitigate losses from catastrophes. Market conditions beyond our control may impact the availability and cost of reinsurance or retrocessional reinsurance and could have a material adverse effect on our business, results of operations and financial condition. For example, reinsurance may be more difficult or costly to obtain after a year with a large number of major catastrophes. We may, at certain times, be forced to incur additional costs for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms. In the latter case, we would have to accept an increase in exposure to risk, reduce the amount of business written by our subsidiaries or seek alternatives in line with our risk limits or a combination thereof.

Additionally, we are exposed to credit risk with respect to our subsidiaries’ reinsurers to the extent the reinsurance receivable is not secured, or is inadequately secured, by collateral or does not benefit from other credit enhancements. We also bear the risk that a reinsurer is, or may be, unwilling to pay amounts we have recorded as reinsurance recoverables for any reason, including that (i) the terms of the reinsurance contract do not reflect the intent of the parties to the contract or there is a disagreement between the parties as to their intent, (ii) the terms of the contract cannot be legally enforced, (iii) the terms of the contract are interpreted by a court or arbitration panel differently than expected, (iv) the reinsurance transaction performs differently than we anticipated due to a flawed design of the reinsurance structure, terms or conditions, or (v) a change in laws and regulations, or in the interpretation of the laws

AIG | 2019 Form 10-K 19

ITEM 1A | Risk Factors

and regulations, materially impacts a reinsurance transaction. The insolvency of one or more of our reinsurers, or the inability or unwillingness of such reinsurers to make timely payments under the terms of our contracts or payments in an amount equal to our reinsurance recoverable, could have a material adverse effect on our results of operations and liquidity.

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

We currently have limited reinsurance coverage for terrorist attacks. Further, the availability of private sector reinsurance for terrorism is limited. We rely heavily on the Terrorism Risk Insurance Program (TRIPRA), which provides U.S. government risk assistance to the insurance industry to manage the exposure to terrorism incidents in the U.S. TRIPRA was reauthorized in December 2019 for a further seven years. Under TRIPRA, once our losses for certain acts of terrorism exceed a deductible equal to 20 percent of our direct commercial property and casualty insurance premiums for covered lines for the prior calendar year, the federal government will reimburse us for 80 percent of losses in excess of our deductible, up to a total industry program limit of $100 billion. TRIPRA does not cover losses in certain lines of business such as personal property and personal casualty. We also rely on the government sponsored and government arranged terrorism reinsurance programs, including pools, in force in applicable non-U.S. jurisdictions.

For additional information on our reinsurance recoverable, see Item 7. MD&A — Enterprise Risk Management — Insurance Risks — Reinsurance Activities — Reinsurance Recoverable.

Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events. Events such as hurricanes, windstorms, flooding, earthquakes, wildfires, solar storms, war or other military action, acts of terrorism, explosions and fires, cyber-crimes, product defects, pandemic and other highly contagious diseases, mass torts and other catastrophes have adversely affected our business in the past and could do so in the future. For example, we incurred pre-tax catastrophe losses of $1.3 billion in 2019, which included losses from typhoons in Japan, Hurricane Dorian, a tornado in Dallas and wildfires in California, and pre-tax catastrophe losses of $2.9 billion in 2018, which included losses from Hurricanes Florence and Michael, typhoons and earthquakes in Japan and mudslides and wildfires in California.

Catastrophic events, and any relevant regulations, could expose us to:

•widespread claim costs associated with property, workers’ compensation, accident and health, business interruption and mortality and morbidity claims;

•loss resulting from a decline in the value of our invested assets;

•limitations on our ability to recover deferred tax assets;

•loss resulting from actual policy experience that is adverse compared to the assumptions made in product pricing;

•declines in value and/or losses with respect to companies and other entities whose securities we hold and counterparties we transact business with and have credit exposure to, including reinsurers, and declines in the value of investments; and

•significant disruptions to our physical infrastructure, systems and operations.

Natural and man-made catastrophic events are generally unpredictable. Our exposure to catastrophe-related loss depends on various factors, including the frequency and severity of the catastrophes, the rate of inflation and the value and geographic or other concentrations of insured companies and individuals. Vendor models and proprietary assumptions and processes that we use to manage catastrophe exposure may prove to be ineffective due to incorrect assumptions or estimates. For example, modeling for terrorism and cyber events may be more difficult and less reliable.

In addition, legislative and regulatory initiatives and court decisions following major catastrophes (both natural and man-made) could require us to pay the insured beyond the provisions of the original insurance policy and may prohibit the application of a deductible, resulting in inflated and unanticipated catastrophe claims; or impose other restrictions after the occurrence of a major catastrophe, which would reduce our ability to mitigate exposure.

For further details on potential catastrophic events, including a sensitivity analysis of our exposure to certain catastrophes, see Item 7. MD&A — Enterprise Risk Management — Insurance Risks.

For a discussion regarding the effects of climate change to our business, see “Climate change may adversely affect our business and financial condition” below.

20 AIG | 2019 Form 10-K

ITEM 1A | Risk Factors

Climate change may adversely affect our business and financial condition. AIG supports the scientific consensus that climate change is a reality of increasing global concern. Climate change, indicated by higher concentrations of greenhouse gases, a warming atmosphere and ocean, diminished snow and ice, and sea level rise, appears to have contributed to unpredictability, increase in the frequency and severity of natural disasters and the creation of uncertainty as to future trends and exposures. As such, climate change potentially poses serious financial implications for the insurance industry in areas such as underwriting, claims and investments.

Climate change exposes us to physical risks which may challenge our ability to effectively underwrite, model and price catastrophe risk particularly if the frequency and severity of catastrophic events such as pandemics, hurricanes, tornadoes, floods, wildfires and windstorms and other natural disasters continue to increase. For example, losses resulting from actual policy experience may be adverse as compared to the assumptions made in product pricing and our ability to mitigate our exposure may be reduced.

Climate change-related risks may also adversely impact the value of the securities that we hold or lead to increased credit risk of other counterparties we transact business with, including reinsurers. In addition, our reputation or corporate brand could be negatively impacted as a result of changing customer or societal perceptions of organizations that we either insure or invest in due to their actions (or lack thereof) with respect to climate change. We cannot predict the long-term impacts of climate change on our business and results of operations.

Concentration of our insurance, reinsurance and other risk exposures may have adverse effects. We are exposed to risks as a result of concentrations in our insurance and reinsurance policies, investments, derivatives and other obligations that we undertake for customers and counterparties. We manage these concentration risks by monitoring the accumulation of our exposures to factors such as exposure type and size, industry, geographic region, counterparty and other factors. We also seek to use third-party reinsurance, hedging and other arrangements to limit or offset exposures that exceed the retention and risk appetite limits we define as part of our Risk Appetite Statement. In certain circumstances, however, these risk management arrangements may not be available on acceptable terms or may prove to be ineffective for certain exposures. Our risk exposures under insurance and reinsurance policies, derivatives and other obligations are, from time to time, compounded by risk exposure assumed in our investment business. Also, our exposure for certain single risk coverages and other coverages may be so large that adverse experience compared to our expectations may have a material adverse effect on our consolidated results of operations or result in additional statutory capital requirements for our subsidiaries.

Also see Item 7. MD&A – Business Segment Operations – General Insurance – Business Strategy and – Outlook – Industry and Economic Factors.

Interest rate fluctuations, increased lapses and surrenders, declining investment returns and other events may require our subsidiaries to accelerate the amortization of deferred policy acquisition costs (DAC) and record additional liabilities for future policy benefits. We incur significant costs in connection with acquiring new and renewal insurance business. DAC represents deferred costs that are incremental and directly related to the successful acquisition of new business or renewal of existing business. The recovery of these costs is generally dependent upon the future profitability of the related business, but DAC amortization varies based on the type of contract. For long-duration traditional business, DAC is generally amortized in proportion to premium revenue and varies with lapse experience. Actual lapses in excess of expectations can result in an acceleration of DAC amortization, and therefore, adversely impact our pre-tax income.

DAC for investment-oriented products is generally amortized in proportion to estimated gross profits. Estimated gross profits are affected by a number of factors, including levels of current and expected interest rates, net investment income and spreads, net realized capital gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience and equity market returns and volatility. If actual and/or future estimated gross profits are less than originally expected, then the amortization of these costs would be accelerated in the period the actual experience is known and would result in a charge to income. For example, if interest rates rise rapidly and significantly, customers with policies that have interest crediting rates below the current market may seek competing products with higher returns and we may experience an increase in surrenders and withdrawals of life and annuity contracts, and thereby a strain on cash flow. Additionally, this would also result in a decrease in future profitability and an acceleration of the amortization of DAC, and therefore lower than expected pre-tax income earned during the then current period.

We also periodically review products for potential loss recognition events, principally insurance-oriented products. This review involves estimating the future profitability of in-force business and requires significant management judgment about assumptions including, but not limited to, mortality, morbidity, persistency, maintenance expenses and investment returns, including net realized capital gains (losses). If actual experience or revised future expectations result in projected future losses, we may be required to amortize any remaining DAC and record additional liabilities through a charge to policyholder benefit expense in the then current period, which could negatively affect our results of operations.

For further discussion of DAC and future policy benefits, see Item 7. MD&A — Critical Accounting Estimates and Notes 10 and 14 to the Consolidated Financial Statements.

AIG | 2019 Form 10-K 21

ITEM 1A | Risk Factors

Losses due to nonperformance or defaults by counterparties can materially and adversely affect the value of our investments, our profitability and sources of liquidity. We are exposed to credit risk arising from exposures to various counterparties related to investments, derivatives, premiums receivable, certain General Insurance businesses and reinsurance recoverables. These counterparties include, but are not limited to, issuers of fixed income and equity securities we hold, borrowers of loans we hold, customers, trading counterparties, counterparties under swaps and other derivatives contracts, reinsurers, corporate and governmental entities whose payments or performance we insure, joint venture partners, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors. These counterparties may default on their obligations to us due to bankruptcy, insolvency, receivership, financial distress, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. In addition, for exchange-traded derivatives, such as futures, options as well as "cleared" over-the-counter derivatives, we are generally exposed to the credit risk of the relevant central counterparty clearing house and futures commission merchants through which we clear derivatives. Defaults by these counterparties on their obligations to us could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity. Additionally, if the underlying assets supporting the structured securities we invest in default on their payment obligations, our securities may incur losses.

Investment Portfolio AND Concentration of Investments

The performance and value of our investment portfolio are subject to a number of risks and uncertainties, including changes in interest rates. Our investments are subject to market risks and uncertainties, including, in addition to interest rate risk, currency rate risk, commodity risk and equity risk. In particular, interest rates are highly sensitive to many factors, including monetary and fiscal policy, domestic and international economic and political issues and other factors beyond our control. Changes in monetary policy or other factors may cause interest rate volatility, which could adversely affect the value of the fixed income securities that we hold and could adversely affect our ability to sell these securities. In addition, the evaluation of available-for-sale securities for other-than-temporary impairments, which may occur if interest rates rise, is a quantitative and qualitative process that is subject to significant management judgment.

For a sensitivity analysis of our exposure to certain market risk factors see Item 7. MD&A – Enterprise Risk Management – Market Risk Management.

For a discussion regarding changes to LIBOR rates, see “Changes in the method for determining LIBOR and the upcoming phasing out of LIBOR and uncertainty related to LIBOR replacement rates may affect our business and results of operations” below.

For a discussion regarding risks associated with interest rate volatility, see “Sustained low, declining or negative interest rates, or rapidly increasing interest rates, may materially and adversely affect our profitability” above.

Furthermore, our alternative investment portfolio, which is subject to increased volatility, includes investments for which changes in fair value are reported through pre-tax income. In an economic downturn or declining market, the reduction in our investment income due to decreases in the fair value of alternative investments could have a material adverse effect on pre-tax income.

Our investment portfolio is concentrated in certain segments of the economy. Our results of operations and financial condition have in the past been, and may in the future be, adversely affected by the degree of concentration in our investment portfolio. We have significant exposure to real estate and real estate-related securities, including residential mortgage-backed, commercial mortgage-backed and other asset-backed securities and residential and commercial mortgage loans. We also have significant exposures to financial institutions and, in particular, to money center and global banks; certain industries, such as energy and utilities, the U.S. federal, state and local government issuers and authorities, and global financial institutions, governments and corporations. Events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may adversely affect the valuation of our investments to the extent they are concentrated in such segments. Our ability to sell assets concentrated in such segments may be limited.

Our valuation of investments may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations, financial condition and liquidity or lead to volatility in our net income. During periods of market disruption, it may be difficult to value certain of our investments or derivatives if trading becomes less frequent and/or market data becomes less observable. There may be cases where certain assets in normally active markets with significant observable data become inactive with insufficient observable data due to the financial environment or market conditions in effect at that time. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. These values may not be realized in a market transaction, may not reflect the value of the asset and may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value and/or an inability to realize that value in a market transaction or other disposition may have a material adverse effect on our results of operations, financial condition and liquidity.

22 AIG | 2019 Form 10-K

ITEM 1A | Risk Factors

Furthermore, accounting treatment of certain investments can lead to volatility in our net income. For example, we are a party to certain modified coinsurance arrangements with Fortitude Holdings which contain an embedded derivative and therefore, if and when the sale of our controlling financial interest in Fortitude Holding closes and Fortitude Holdings is deconsolidated, changes in fair value associated with the reinsurance agreement will be recorded through the income statement whereas the change in the fair value of the invested assets supporting the modified coinsurance arrangements are generally recorded in other comprehensive income, resulting in an accounting asymmetry in our financial statements that may result in a material impact on our net income attributable to common shareholders that does not occur today because the reinsurance transactions are currently eliminated in consolidation.

LIQUIDITY, CAPITAL AND CREDIT

AIG Parent’s ability to access funds from our subsidiaries is limited. As a holding company, AIG Parent depends on dividends, distributions and other payments from its subsidiaries to fund dividends on AIG Common Stock and Preferred Stock, to fund repurchases of AIG Common Stock, warrants and debt obligations and to make payments due on its obligations, including its outstanding debt. The majority of our investments are held by our regulated subsidiaries. Certain of our subsidiaries are limited in their ability to make dividend payments or other distributions to AIG Parent in the future because of the need to support their own capital levels or because of regulatory limits or rating agency requirements. The inability of our subsidiaries to make payments, dividends or other distributions in an amount sufficient to enable AIG Parent to meet its cash requirements could have an adverse effect on our operations, and on our ability to pay dividends, repurchase AIG Common Stock, warrants and debt obligations or to meet our debt service obligations.

Our internal sources of liquidity may be insufficient to meet our needs, including providing capital that may be required by our subsidiaries. We need liquidity to pay our operating expenses, interest on our debt, maturing debt obligations and to meet capital needs of our subsidiaries, including to maintain regulatory capital ratios, comply with rating agency requirements and meet unexpected cash flow obligations as well as pursuant to capital maintenance agreements we have in place with certain subsidiaries. If our liquidity is insufficient to meet our needs, at such time, we may need to have recourse to third-party financing, external capital markets or other sources of liquidity, which may not be available or could be prohibitively expensive. The availability and cost of any additional financing at any given time depends on a variety of factors, including general market conditions, the volume of trading activities, the overall availability of credit, regulatory actions and our credit ratings and credit capacity. It is also possible that, as a result of such recourse to external financing, customers, lenders or investors could develop a negative perception of our long- or short-term financial prospects. Disruptions, volatility and uncertainty in the financial markets, and downgrades in our financial strength or credit ratings, may limit our ability to access external capital markets at times and on terms favorable to us to meet our capital and liquidity needs or prevent our accessing the external capital markets or other financing sources. We are also subject to certain other restrictions on our capital. For example, we expect to contribute approximately $1.45 billion of the proceeds of our sale of a controlling interest in Fortitude Holdings to certain of our insurance company subsidiaries for a period of time following the closing of the transaction. If AIG Parent is unable to satisfy a capital need of a subsidiary, the credit rating agencies could downgrade the subsidiary’s financial strength ratings or the subsidiary could become insolvent or, in certain cases, could be seized by its regulator.

For a further discussion of our liquidity, see Item 7. MD&A — Liquidity and Capital Resources.

For further discussion of rating agency requirements, see “A downgrade in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and retaining customers and business, and a downgrade in our credit ratings could adversely affect our business, our results of operations or our liquidity” below.

For further discussion of the Fortitude membership interest purchase agreement, see “Business or asset acquisitions and dispositions may expose us to certain risks” below.

We may not be able to generate cash to meet our needs due to the illiquidity of some of our investments. AIG Parent and its subsidiaries have a diversified investment portfolio. However, economic conditions as well as adverse capital market conditions, including a lack of buyers, volatility, credit spread changes, interest rate changes, foreign currency exchange rates and/or decline in collateral values have in the past impacted, and may in the future impact, the liquidity and value of our investments.

For example, we have made investments in certain securities that are generally considered illiquid, including certain fixed income securities and certain structured securities, privately placed securities, investments in private equity funds and hedge funds, mortgage loans, finance receivables and real estate. Collectively, investments in these assets had a fair value of $66 billion at December 31, 2019. Adverse changes in the valuation of real estate and real estate-linked assets, deterioration of capital markets and widening credit spreads have in the past, and may in the future, materially adversely affect the liquidity and the value of our other investment portfolios, including our residential and commercial mortgage related securities portfolios.

In the event additional liquidity is required by one or more of our companies, it may be difficult for us to generate additional liquidity by selling, pledging or otherwise monetizing these or other of our investments at reasonable prices and time frames.

AIG | 2019 Form 10-K 23

ITEM 1A | Risk Factors

A downgrade in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and retaining customers and business, and a downgrade in our credit ratings could adversely affect our business, our results of operations or our liquidity. Insurer Financial Strength (IFS) ratings are an important factor in establishing the competitive position of insurance or reinsurance companies. IFS ratings measure an insurance or reinsurance company’s ability to meet its obligations to contract holders and policyholders.

Credit rating agencies estimate a company’s ability to meet its ongoing financial obligations and high IFS and credit ratings help maintain public confidence in a company’s products, facilitate marketing of products and enhance its competitive position. Downgrades of the IFS ratings of our insurance or reinsurance companies could prevent these companies from selling, or make it more difficult for them to succeed in selling, products and services, or result in increased policy cancellations, lapses and surrenders, termination of, or increased collateral posting obligations under, assumed reinsurance contracts, or return of premiums. Under credit rating agency policies concerning the relationship between parent and subsidiary ratings, a downgrade in AIG Parent’s credit ratings could result in a downgrade of the IFS ratings of our insurance or reinsurance subsidiaries.

In addition, a downgrade of our long-term debt ratings by the major rating agencies could potentially increase our financing costs and limit the availability of financing. A downgrade would also require us to post additional collateral payments related to derivative transactions to which we are a party, and could permit the termination of these derivative transactions. This could adversely affect our business, our consolidated results of operations in a reporting period and/or our liquidity.

Certain rating agencies negatively revised the outlook for our IFS and credit ratings in early 2017, primarily as a result of our reserve strengthening in the fourth quarter of 2016 and related concerns regarding our profitability outlook. In 2019 and throughout 2020 to date, certain rating agencies revised their outlook for our IFS and credit ratings to stable, while one rating agency has maintained a negative outlook. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business.

We may be required to post additional collateral because of changes in our reinsurance liabilities to regulated insurance companies, or because of regulatory changes that affect our businesses. If our reinsurance liabilities increase, we may be required to post additional collateral for insurance company clients that we reinsure. In addition, regulatory changes could require us to post additional collateral. The need to post this additional collateral, if significant enough, may require us to sell investments at a loss in order to provide securities of suitable credit quality or otherwise secure adequate capital at an unattractive cost. This could adversely impact our consolidated results of operations, liquidity and financial condition.

Changes in the method for determining LIBOR and the upcoming phasing out of LIBOR and uncertainty related to LIBOR replacement rates may affect our business and results of operations. Since the UK Financial Conduct Authority announced in 2017 that it would no longer compel banks to submit London Interbank Offered Rate (LIBOR) rates after 2021, we are determining how our hedging strategies, asset portfolio, liabilities, systems and operations may be affected in a post-LIBOR environment.

Potential changes to LIBOR, as well as uncertainty related to such potential changes and the establishment of any alternative reference rates, may adversely affect the market for LIBOR-based securities and could adversely impact the substantial amount of derivatives contracts used to hedge our insurance and other liabilities. In addition, the discontinuance of LIBOR or changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our investment portfolio and the derivatives contracts used to hedge our insurance and other liabilities.

Markets are slowly developing in response to these alternative reference rates. Questions concerning liquidity and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or on our businesses will vary depending on (1) existing fallback provisions in individual contracts and (2) whether, how, and when industry participants develop and widely adopt alternative reference rates and fallbacks for both legacy and new products or instruments. At this time, we cannot predict how markets will respond to these potential alternative reference rates or the effect of any changes to or discontinuation of LIBOR on new or existing financial instruments to which we have exposure and our liability profile.

Internal actions taken to address the transition from LIBOR and to mitigate potential risks include, among other things, ensuring new legal contracts and our asset and debt issuances reference appropriate LIBOR fallback provisions and identifying fallback provisions in existing contracts and investments which mature after 2021, updating valuation and actuarial models which utilize LIBOR, determining the impact of new accounting and tax requirements, adjusting applicable technology applications to be able to support both LIBOR and new alternative rates and executing test trades for derivatives, assets and debt issuances utilizing the new alternative reference rates. We also participate in certain LIBOR replacement working groups under the auspices of ISDA and the U.S. based Alternative Reference Rate Committee (ARRC) and conduct periodic discussions with our industry peers, banking

24 AIG | 2019 Form 10-K

ITEM 1A | Risk Factors

institutions and the relevant administrators of LIBOR and the ARRC in order to monitor, provide appropriate feedback and otherwise participate in discussions regarding the transition from LIBOR.

We continue to actively monitor both market and regulatory changes in order to prepare for any discontinuation of the LIBOR benchmark.

Business and operations

Pricing for our products is subject to our ability to adequately assess risks and estimate losses. We seek to price our insurance and reinsurance products such that premiums, policy fees and other charges and future net investment income earned on revenues received will result in an acceptable profit in excess of expected claims, assumed expense loads and the cost of capital. Our business is dependent on our ability to price our products effectively and charge appropriate premiums. Pricing adequacy depends on a number of factors and assumptions, including proper evaluation of insurance risks, our expense levels, net investment income realized, our response to rate actions taken by competitors, legal and regulatory developments and the ability to obtain regulatory approval for rate changes. For example, some of our life insurance business and annuity policies provide management the right to adjust certain nonguaranteed charges or benefits if necessary; however, this right is limited and may be subject to guaranteed minimums or maximums, and the exercise of these rights could result in reputational and/or litigation risk. Inadequate pricing could have a material adverse effect on the profitability of our operations and our financial condition.

Failure to effectively execute on AIG 200 could result in costs that are greater than expected, savings that are less than expected and disruption to our businesses that could have a material effect on our operations or financial condition. In 2019, we announced AIG 200, our global, multi-year and enterprise-wide program involving transformational change across the company that is guided by four core objectives: achieving underwriting excellence, modernizing operating infrastructure, enhancing user and customer experiences and becoming a more unified company. AIG 200 is comprised of ten operational programs that are complex and require significant investment and resource prioritization. We may not achieve some or all of the expected benefits from these operational programs, and the work we are undertaking could result in disruption to our businesses and loss of talent. Other risks associated with AIG 200 include delays in execution across the programs, particularly with respect to implementation of technology platforms, lack of sufficient resources to execute on a timely basis, inefficiencies stemming from changes that may be required to programs or sequencing, and failure to meet operational and financial targets due to additional priorities or other factors. These risks may impair our ability to achieve anticipated improvements in our businesses or may otherwise harm our operations which could materially and adversely affect our businesses, financial condition and cash flow.

Guarantees within certain of our products may increase the volatility of our results. Certain of our annuity and life insurance products include features that guarantee a certain level of benefits, including guaranteed minimum death benefits (GMDB), guaranteed living benefits (GLB), and products with guaranteed interest crediting rates, including crediting rate guarantees tied to the performance of various market indices.

For a discussion of market risk management related to these product features see Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Risk Management and Hedging Programs.

Differences between the change in fair value of the embedded derivatives associated with some of these guarantees and the value of the related hedging portfolio can be caused by extreme and unanticipated movements in the level of equity markets, interest rates and market volatility, policyholder behavior that differs from our assumptions and our inability to purchase hedging instruments at prices consistent with the desired risk and return trade-off. The occurrence of one or more of these events has in the past resulted in, and could in the future result in, an increase in the fair value of liabilities associated with the guaranteed benefits, thus reducing our pre-tax net income and shareholders’ equity.

While we believe that our actions have reduced the risks related to guaranteed benefits and guaranteed interest crediting, our exposure is not fully, and may not be effectively, hedged.

For more information regarding these products see Notes 6 and 15 to the Consolidated Financial Statements, Item 1. Business – Regulation, and Item 7. MD&A – Critical Accounting Estimates – Guaranteed Benefit Features of Variable Annuity Products.

Our foreign operations expose us to risks that may affect our operations. We provide insurance, reinsurance, investment and other financial products and services to both businesses and individuals in more than 80 countries and jurisdictions. A substantial portion of our business is conducted outside the U.S., and we intend to continue to grow business in strategic markets. Operations outside the U.S. have in the past been, and may in the future be, affected by regional economic downturns, changes in foreign currency exchange rates, political events or upheaval, nationalization and other restrictive government actions, which could also affect our other operations.

AIG | 2019 Form 10-K 25

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

In addition, AIG Parent and its subsidiaries are subject to various extraterritorial laws and regulations, including such laws adopted by the U.S. that affect how we do business around the world. These laws and regulations may conflict and we may incur penalties and/or reputational harm if we fail to adhere to them.

On June 23, 2016, the United Kingdom (UK) held a referendum in which a majority voted for the UK to withdraw its membership in the European Union (EU), commonly referred to as Brexit. The UK left the EU on January 31, 2020. Under the negotiated withdrawal agreement, there is an 11 month “transition period” during which EU rules will continue to apply in the UK and negotiations will continue to determine the future relationship between the UK and EU. There can be no assurance that an agreement with regard to future trade and wider cooperation will be reached prior to the expiry of the transition period. We have significant operations and employees in the UK and other EU member states, and, as a result of Brexit, we have completed a reorganization of our operations and legal entity structure in the UK and the EU through the establishment of a European subsidiary in Luxembourg with branches across the EEA and Switzerland, and a UK subsidiary. For additional information regarding the reorganization of our European operations in light of Brexit, see Item 1. Business – Regulation – International Regulation – Brexit. However, there remains uncertainty around the post-Brexit regulatory environment. Brexit has also affected and could continue to affect the U.S. dollar/British pound exchange rate, increased the volatility of exchange rates among the euro, British pound and the Japanese yen, and created volatility in the financial markets. It is possible that the uncertainty around the outcome of the negotiations between the UK and the EU will lead to further turbulence in the financial markets, which may affect the value of our investments and the capital invested in our UK and EU subsidiaries.

Our restructuring initiatives may not yield our expected reductions in expenses and improvements in operational and organizational efficiency. We may not be able to fully realize the anticipated expense reductions and operational and organizational efficiency improvements we expect to result from our regional and operational restructuring initiatives. Actual costs to implement these initiatives may exceed our estimates or we may be unable to fully implement and execute these initiatives as planned. The implementation of these initiatives may harm our relationships with customers or employees or our competitive position. Our businesses and results of operations may be negatively impacted if we are unable to realize these anticipated expense reductions and efficiency improvements or if implementing these initiatives harms our relationships with customers or employees or our competitive position. The successful implementation of these initiatives may continue to require us to effect workforce reductions, business rationalizations, systems enhancements, business process outsourcing, business and asset dispositions and acquisitions and other actions, which depend on a number of factors, some of which are beyond our control.

We may experience difficulty in marketing and distributing products through our current and future distribution channels. Although we distribute our products through a wide variety of distribution channels, we maintain relationships with certain key distributors. Distributors have in the past, and may in the future, elect to renegotiate the terms of existing relationships, limit the products they sell, including the types of products offered by us, or otherwise reduce or terminate their distribution relationships with us. This could be due to various reasons, such as industry consolidation of distributors or other industry changes that increase the competition for access to distributors, developments in laws or regulations that affect our business or industry, including the marketing and sale of our products and services, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. An interruption or reduction in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our businesses, operating results and financial condition.

In addition, we are responsible for the actions of our employee agents and can, in certain circumstances, be held responsible for the actions of our third-party distributors, including broker dealers, registered representatives, insurance agents and agencies and marketing organizations, in connection with the marketing and sale of our products by such parties in a manner that is deemed not compliant with applicable laws and regulations. This is particularly acute with respect to unaffiliated distributors. If our products are distributed to customers for whom they are unsuitable or distributed in a manner deemed inappropriate, we could suffer reputational and/or other financial harm to our business.

For a discussion regarding suitability standards, Item 1. Business – Regulation – U.S. Regulation.

We are exposed to certain risks if we are unable to maintain the availability of our electronic data systems and safeguard our data, which could compromise our ability to conduct business and adversely affect our consolidated financial condition or results of operations. We use computer systems to store, retrieve, evaluate and use customer, employee, and company data and information. Some of these systems, in turn, rely upon third-party systems, which themselves may rely on the systems of other third

26 AIG | 2019 Form 10-K

ITEM 1A | Risk Factors

parties. Additionally, some of our systems are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade. Our business is highly dependent on our ability to access these systems to perform necessary business functions. These functions include providing insurance or reinsurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering life and annuity products and mutual funds, providing customer support, executing transactions and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business, hurt our relationships with our business partners and customers and expose us to legal claims as well as regulatory investigations and sanctions. In the event of a natural disaster, a computer virus, unauthorized access, a terrorist attack, cyberattack or other disruption inside or outside the U.S., our systems may be inaccessible to our employees, customers or business partners for an extended period of time, and we may be unable to perform our duties for an extended period of time if our data or systems are disabled, manipulated, destroyed or otherwise compromised.

Like other global companies, our systems have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, including physical or electronic break-ins or unauthorized tampering, as well as attempted cyber and other security threats and other computer-related penetrations. Also, like other global companies, we have an increasing challenge of attracting and retaining highly qualified security personnel to assist us in combatting these security threats. The frequency and sophistication of such threats continue to increase and often become further heightened in connection with geopolitical tensions. We must continuously monitor and develop our information technology networks and infrastructure in an effort to prevent, detect, address and mitigate the risk of threats to our data and systems, including malware and computer virus attacks, ransomware, unauthorized access, business e-mail compromise, misuse, denial-of-service attacks, system failures and disruptions. There is no assurance that our security measures, including information security policies, administrative, technical and physical controls and other actions designed as preventative, will provide fully effective protection from such events. AIG maintains cyber risk insurance, but this insurance may not cover all costs associated with the consequences of personal, confidential or proprietary information being compromised. In some cases, such compromise may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our consolidated financial condition or results of operations.

In addition, we routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to keep such information confidential and secure, we may be unable to do so in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect personal, confidential or proprietary information. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in information technology services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor have in the past, and could in the future, adversely affect our ability to deliver products and services to our customers and otherwise conduct our business.

Furthermore, certain of our businesses are subject to compliance with laws and regulations enacted by U.S. federal and state governments, the European Union or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The variety of applicable privacy and information security laws and regulations exposes us to heightened regulatory scrutiny and requires us to incur significant technical, legal and other expenses in an effort to ensure and maintain compliance. If we are found not to be in compliance with these laws and regulations, we could be subjected to significant civil and criminal liability and exposed to reputational harm. For additional information on data protection and cybersecurity regulations, see Item 1. Business – Regulation – U.S. Regulation – Privacy, Data Protection and Cybersecurity and – International Regulation – Privacy, Data Protection and Cybersecurity, and Item 7. MD&A – Enterprise Risk Management – Operational Risk Management – Cybersecurity Risk. Additionally, the compromise of personal, confidential or proprietary information could cause a loss of data, give rise to remediation or other expenses, expose us to liability under U.S. and international laws and regulations, and subject us to litigation, investigations, sanctions and regulatory and law enforcement action, and result in reputational harm and loss of business, which could have a material adverse effect on our business, cash flows, financial condition and results of operations.

We are continuously evaluating and enhancing systems and creating new systems and processes, including to maintain or upgrade our business continuity plans (including, for example, use of cloud services), as our business depends on our ability to maintain and improve our technology systems for interacting with customers, brokers and employees. Due to the complexity and interconnectedness of these systems and processes, these changes, as well as changes designed to update and enhance our protective measures to address new threats, increase the risk of a system or process failure or the creation of a gap in the associated security measures. Any such failure or gap could adversely affect our business operations and the advancement of our business or strategic initiatives.

Business or asset acquisitions and dispositions may expose us to certain risks. The completion of any business or asset acquisition or disposition is subject to certain risks, including those relating to the receipt of required regulatory approvals, the terms and conditions of regulatory approvals including any financial accommodations required by regulators, our ability to satisfy such

AIG | 2019 Form 10-K 27

ITEM 1A | Risk Factors

terms, conditions and accommodations, the occurrence of any event, change or other circumstances that could give rise to the termination of a transaction and the risk that parties may not be willing or able to satisfy the conditions to a transaction. As a result, there can be no assurance that any business or asset acquisition or disposition will be completed as contemplated, or at all, or regarding the expected timing of the completion of the acquisition or disposition. For example, on November 25, 2019, we entered into a membership interest purchase agreement with Fortitude Holdings, The Carlyle Group L.P. (Carlyle), Carlyle FRL, L.P., an investment fund advised by an affiliate of Carlyle (Carlyle FRL), T&D United Capital Co., Ltd. (T&D) and T&D Holdings, Inc., pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Carlyle FRL will purchase from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D will purchase from AIG a 25 percent ownership interest in Fortitude Holdings. There can be no guarantee that we will receive the required regulatory approvals or that closing conditions will be satisfied in order to consummate the transaction. Once we complete acquisitions or dispositions, there can be no assurance that we will realize the anticipated economic, strategic or other benefits of any transaction. For example, the integration of businesses we acquire may not be as successful as we anticipate or there may be undisclosed risks present in such businesses. Acquisitions involve a number of risks, including operational, strategic, financial, accounting, legal, compliance and tax risks. Difficulties integrating an acquired business may result in the acquired business performing differently than we expected (including through the loss of customers) or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. Risks resulting from future acquisitions may have a material adverse effect on our results of operations and financial condition. In connection with a business or asset disposition, we may also hold a concentrated position in securities of the acquirer as part of the consideration, which subjects us to risks related to the price of equity securities and our ability to monetize such securities. In addition, with respect to certain dispositions, we are subject to restrictions on our use of proceeds. For example, we expect to contribute approximately $1.45 billion of the proceeds of the sale of Fortitude Holdings to certain of our insurance company subsidiaries for a period of time following the closing of the transaction.

Significant legal proceedings may adversely affect our results of operations or financial condition. In the normal course of business, we face significant risk from regulatory and governmental investigations and civil actions, litigation and other forms of dispute resolution in various domestic and foreign jurisdictions. In our insurance and reinsurance operations, we frequently engage in litigation and arbitration concerning the scope of coverage under insurance and reinsurance contracts, and face litigation and arbitration in which our subsidiaries defend or indemnify their insureds under insurance contracts. Additionally, from time to time, various regulatory and governmental agencies review the transactions and practices of AIG and our subsidiaries in connection with industry-wide and other inquiries into, among other matters, the business practices of current and former operating insurance subsidiaries. Such investigations, inquiries or examinations could develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage. AIG, our subsidiaries and their respective officers and directors are also subject to a variety of additional types of legal disputes brought by holders of AIG securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification and violations of federal and state statutes and regulations. Certain of these matters involve potentially significant risk of loss due to the possibility of significant jury awards and settlements, punitive damages or other penalties. Many of these matters are also highly complex and seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from them, and developments in these matters could have a material adverse effect on our consolidated financial condition or consolidated results of operations.

For a discussion of certain legal proceedings, including certain tax controversies, see Notes 17 and 23 to the Consolidated Financial Statements.

Indemnity claims could be made against us in connection with divested businesses. We have provided financial guarantees and indemnities in connection with the businesses we have sold, as described in greater detail in Note 17 to the Consolidated Financial Statements. While we do not currently believe that claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. If such a claim or claims were successful, it could have a material adverse effect on our results of operations, cash flows and liquidity.

For additional information on these financial guarantees and indemnities see Note 17 to the Consolidated Financial Statements.

Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses. We have developed and continue to develop enterprise-wide risk management policies and procedures to mitigate risk and loss to which we are exposed.

There are, however, inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not sufficiently or accurately anticipated or identified. For example, our current business continuity and disaster recovery plans may not be sufficient to reduce the impact of pandemics and other natural or man-made catastrophic events that are beyond our anticipated thresholds or impact tolerances. If our risk management policies and procedures are ineffective, we may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate

28 AIG | 2019 Form 10-K

ITEM 1A | Risk Factors

evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated financial market movements or unanticipated claims experience resulting from adverse mortality, morbidity or policyholder behavior, the effectiveness of our risk management strategies may be limited, resulting in losses to us. In addition, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our risk management policies and procedures.

REGULATION

Our businesses are heavily regulated and changes in laws and regulations may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability. Our operations generally, and our insurance and reinsurance subsidiaries, in particular, are subject to extensive and potentially conflicting laws and regulations in the jurisdictions in which we operate. Our business and financial condition are also subject to supervision and regulation by authorities in the various jurisdictions in which we do business. Supervision and regulation relate to numerous aspects of our business and financial condition. Federal, state and foreign regulators also periodically review and investigate our insurance and reinsurance businesses, including AIG-specific and industry-wide practices. The primary purpose of insurance regulation is the protection of our insurance and reinsurance contract holders, and not our investors. The extent of domestic regulation on our insurance and reinsurance business varies, but generally is governed by state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments. In addition, federal and state securities laws and regulations apply to certain of our insurance products that are considered ‘securities’ under such laws, including our variable annuity contracts, variable life insurance policies and the separate accounts that issue them, as well as our broker-dealer, investment advisor and mutual funds operations. The laws and regulations that apply to our business and operations generally grant regulatory agencies and/or self-regulatory organizations broad rulemaking and enforcement powers, including the power to regulate the issuance, sale and distribution of our products, the delivery of our services, the nature or extent of disclosures required to be given to our customers, the compensation of our distribution partners, the manner in which we handle claims on our policies and the administration of our policies and contracts and to limit or restrict the conduct of business for failure to comply with applicable securities laws and regulations.

We strive to comply with laws and regulations applicable to our businesses, operations and legal entities. The application of and compliance with such laws and regulations may be subject to interpretation, evolving industry practices and regulatory expectations that could result in increased compliance costs. The relevant authorities may not agree with our interpretation of these laws and regulations, including our implementation of requirements related to new or changes in capital, reserving and accounting treatment, or with our policies and procedures adopted to address evolving industry practices or meet regulatory expectations. Such authorities’ interpretation and views may also change from time to time. If we are found not to have complied with applicable legal or regulatory requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities, impose substantial fines or require corrective actions to be taken, which individually or in the aggregate could adversely affect our business, operations and financial condition.

We also strive to maintain all required licenses and approvals. Regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the required licenses and approvals, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit them to apply enhanced supervision to the business and operations of an insurance or reinsurance company.

In the U.S., the RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Regulators in other jurisdictions in which we do business have adopted capital and liquidity standards applicable to insurers and reinsurers operating in their jurisdiction. Failure to comply with such RBC capital, liquidity and similar requirements would generally permit the insurance regulator to take certain regulatory actions that could materially impact the affected company’s operations. Those actions range from requiring an insurer to submit a plan describing how it would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The NAIC and certain international standard-setting bodies are also considering and testing methodologies for assessing group-wide regulatory capital, which might evolve into more formal group-wide capital requirements on certain insurance companies and/or their holding companies that may augment state-law RBC standards, and similar international standards, that apply at the legal entity level, and such capital calculations may be made, in whole or in part, on bases other than the statutory statements of our insurance and reinsurance subsidiaries. We cannot predict the effect these initiatives may have on our business, consolidated results of operations, liquidity and financial condition.

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

AIG | 2019 Form 10-K 29

ITEM 1A | Risk Factors

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

Actions by foreign governments, regulators and international standard setters could result in substantial additional regulation to which we may be subject. We cannot predict the impact laws and regulations adopted in foreign jurisdictions may have on the financial markets generally or our businesses, results of operations or cash flows. It is possible such laws and regulations, our satisfaction of the IAIG criteria and certain standard-setting initiatives by the FSB and the IAIS, including, but not limited to, the IAIS’ development of a Common Framework for the Supervision of IAIGs, a holistic framework for the assessment and mitigation of systemic risk and a risk-based global ICS, and implementation of Solvency II in the European Union, may significantly alter our business practices. They may also limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is also possible that the laws and regulations adopted in foreign jurisdictions will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions in which we operate, including the U.S.

For further details on these international regulations and their potential impact on AIG and its businesses, see Item 1. Business – Regulation – International Regulation.

The USA PATRIOT Act, the Foreign Corrupt Practices Act, the Office of Foreign Assets Control regulations and similar laws and regulations that apply to us may expose us to significant penalties. The USA PATRIOT Act of 2001 requires companies to know certain information about their clients and to monitor their transactions for suspicious activities. The Foreign Corrupt Practices Act makes it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business. Also, the Department of the Treasury’s Office of Foreign Assets Control administers regulations requiring U.S. persons to refrain from doing business, or allowing their clients to do business through them, with certain organizations or individuals on a prohibited list maintained by the U.S. government or with certain countries. The UK, the EU and other jurisdictions maintain similar laws and regulations. The laws and regulations of other jurisdictions may sometimes conflict with those of the U.S. Although we have instituted compliance programs to address these requirements, as well as potential conflicts of law, there are inherent risks in global transactions.

Attempts to efficiently manage the impact of Regulation XXX, Actuarial Guideline AXXX and Principle-Based Reserving (PBR) may not be successful in whole or in part resulting in an adverse effect on our financial condition and results of operations. Regulation XXX requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees. In addition, NAIC Actuarial Guideline 38 (Guideline AXXX) clarifies the application of Regulation XXX as to certain universal life insurance policies with secondary guarantees. In December 2012, the NAIC approved a new Valuation Manual (VM) containing a principle-based approach to life insurance company reserves, which became effective on January 1, 2017, and replaced Regulation XXX and Guideline AXXX for new life insurance business issued after January 1, 2017. As permitted by applicable regulations, we deferred implementing PBR until January 1, 2020, and have applied it as of such date for relevant life insurance business issued on or after January 1, 2020.

For additional information regarding principle-based reserving, see Item 1. Business – Regulation – U.S. Regulation – Insurance Regulation.

For the portion of our life insurance business subject to Regulation XXX and Guideline AXXX, our domestic Life and Retirement companies manage the capital impact of statutory reserve requirements under Regulation XXX and Guideline AXXX through reinsurance transactions. The application of Regulation XXX and Guideline AXXX involve numerous interpretations. If state insurance departments do not agree with our interpretations or if regulations change with respect to our ability to manage the capital impact of certain statutory reserve requirements, our statutory reserve requirements could increase, or our ability to take reserve credit for reinsurance transactions could be reduced or eliminated. As a result, we could be required to raise capital to replace the reserve credit provided by the reinsurance transactions or incur higher costs to obtain reinsurance, each of which could adversely affect our financial condition or results of operations.

For the portion of our life insurance business subject to PBR, the application of PBR involves numerous interpretations. If our actions to efficiently manage the impact of PBR on our life insurance business reserving are not successful, we may incur higher operating costs or our sales of these products may be affected.

For additional information on statutory reserving requirements under Regulation XXX and Guideline AXXX and our use of reinsurance see Note 20 to the Consolidated Financial Statements.

30 AIG | 2019 Form 10-K

ITEM 1A | Risk Factors

Third parties we rely upon to provide certain business and administrative services on our behalf may not perform as anticipated, which could have an adverse effect on our business and results of operations. We rely on the use of third-party providers to deliver contracted services in a broad range of areas, including the administration or servicing of certain policies and contracts and investment accounting and operational functions. Some of these providers are located outside the U.S., which exposes us to business disruptions and political risks inherent when conducting business outside of the U.S. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. If such third-party providers experience disruptions, do not perform as anticipated or in compliance with applicable laws and regulations, or such third-party provider in turn relies on services from another third-party provider, who experiences such disruptions, nonperformance or noncompliance, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, legal, regulatory or policyholder obligations), a loss of business, increased costs or reputational harm, or suffer other negative consequences, all of which may have a material adverse effect on our business, consolidated results of operations, liquidity and financial condition.

For a discussion regarding cyber risk arising from third-party providers, see “We are exposed to certain risks if we are unable to maintain the availability of our electronic data systems and safeguard our data, which could compromise our ability to conduct business and adversely affect our consolidated financial condition or results of operations” above.

New laws and regulations may affect our businesses, results of operations, financial condition and ability to compete effectively. Legislators, regulators and self-regulatory organizations have in the past, and may in the future, periodically consider various proposals that may affect, among other things, our business practices and product designs, how we market, sell or service certain products we offer, our capital, reserving and accounting requirements, or the profitability of certain of our businesses. New laws and regulations may even affect our ability to conduct certain businesses at all, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage. These proposals could also impose additional taxes on a limited subset of financial institutions and insurance companies (either based on size, activities, geography or other criteria). It is uncertain whether and how these and other such proposals would apply to us, those who sell or service our products, or our competitors or how they could impact our ability to compete effectively, as well as our business, consolidated results of operations, liquidity and financial condition.

Certain provisions of Dodd-Frank remain relevant to insurance groups generally, including AIG. The Financial Stability Oversight Council (Council) rescinded our designation as a nonbank SIFI on September 29, 2017, but the Council remains authorized under Dodd-Frank to determine, subject to certain statutory and regulatory standards and to recent changes to the Council’s guidance favoring an activities-based approach to systemic risk identification and mitigation, that certain nonbank financial companies be designated as nonbank SIFIs subject to supervision by the Board of Governors of the Federal Reserve System and enhanced prudential standards. The Council may also recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices that we and other insurers or other nonbank financial services companies, including insurers, engage in. Additionally, Dodd-Frank directs existing and newly created government agencies and bodies to promulgate regulations implementing the law, which is an ongoing process. There remains considerable uncertainty as to the potential adoption and timing of additional regulatory changes related to Dodd-Frank. We cannot predict the requirements of any additional regulations that may be ultimately adopted or the impact they may have on our businesses, consolidated results of operations, liquidity and financial condition.

See Item 1. Business – Regulation – U.S. Regulation – Dodd-Frank for further discussion of provisions of Dodd-Frank that remain relevant to insurance groups generally.

An “ownership change” could limit our ability to utilize tax loss and credit carryforwards to offset future taxable income. As of December 31, 2019, on a U.S. GAAP basis, we had U.S. federal net operating loss carryforwards of approximately $32.1 billion and $2.2 billion in foreign tax credits. Our ability to use these tax attributes to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general, an ownership change will occur when the percentage of AIG Parent's ownership (by value) by one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percentage points over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax loss and credit carryforwards arising from an ownership change under Section 382 of the Code would depend on the value of our equity at the time of any ownership change. If we were to experience an “ownership change”, it is possible that a significant portion of our tax loss and credit carryforwards could expire before we would be able to use them to offset future taxable income.

AIG | 2019 Form 10-K 31

ITEM 1A | Risk Factors

On March 9, 2011, our Board adopted our Tax Asset Protection Plan (the Plan) to help protect these tax loss and credit carryforwards, and on December 14, 2016, the Board adopted an amendment to the Plan, extending its expiration date to December 14, 2019. Our shareholders ratified the amendment of the Plan at our 2017 Annual Meeting of Shareholders. Thereafter, on December 11, 2019, the Board adopted a second amendment to the Plan, extending its expiration date to December 11, 2022. The Board intends to submit the third amendment of the Plan to our shareholders for ratification at our 2020 Annual Meeting of Shareholders. At our 2011 Annual Meeting of Shareholders, shareholders adopted a protective amendment to our Restated Certificate of Incorporation (Protective Amendment), which is designed to prevent certain transfers of AIG Common Stock that could result in an “ownership change”. At our 2017 Annual Meeting of Shareholders, our shareholders approved the amendment to our Amended and Restated Certificate of Incorporation to adopt a successor to the Protective Amendment that contains substantially the same terms as the Protective Amendment but would expire on June 28, 2020. The Board intends to submit to our shareholders for approval at our 2020 Annual Meeting of Shareholders an amendment and restatement to our Amended and Restated Certificate of Incorporation to adopt a successor to the Protective Amendment that contains substantially the same terms as the Protective Amendment but would expire on the third anniversary of the date of our 2019 Annual Meeting of Shareholders.

The Plan is designed to reduce the likelihood of an “ownership change” by (i) discouraging any person or group from becoming a 4.99 percent shareholder and (ii) discouraging any existing 4.99 percent shareholder from acquiring additional shares of AIG Common Stock. The Protective Amendment generally restricts any transfer of AIG Common Stock that would (i) increase the ownership by any person to 4.99 percent or more of AIG Common Stock then outstanding or (ii) increase the percentage of AIG Common Stock owned by a Five Percent Stockholder (as defined in the Plan). Despite the intentions of the Plan and the Protective Amendment to deter and prevent an “ownership change”, such an event may still occur. In addition, the Plan and the Protective Amendment may make it more difficult and more expensive to acquire us, and may discourage open market purchases of AIG Common Stock or a non-negotiated tender or exchange offer for AIG Common Stock. Accordingly, the Plan and the Protective Amendment may limit a shareholder’s ability to realize a premium over the market price of AIG Common Stock in connection with any stock transaction.

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

Furthermore, the overall impact of the Tax Act is subject to the effect of other complex provisions in the Tax Act (including the base erosion and anti-abuse tax (BEAT) and global intangible low-taxed income (GILTI)), which reduce a portion of the benefit from the lower statutory U.S. federal rate. While the U.S. tax authorities issued formal guidance and recently issued proposed and final regulations for BEAT and other provisions of the Tax Act, there are still certain aspects of the Tax Act that remain unclear. AIG will continue to review the impact of BEAT, GILTI and related provisions as further guidance is issued. Any further guidance may result in changes to the interpretations and assumptions we made and actions we may take, which as a result may impact the amounts recorded with respect to international provisions of the Tax Act, possibly materially.

In addition, new tax laws outside the U.S. similar to BEAT or enacted in response to proposals by the Organisation for Economic Co-operation and Development could make substantive changes to the global international tax regime. Such changes could impact cross border reinsurance transactions, which could increase our tax costs globally.

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

32 AIG | 2019 Form 10-K

ITEM 1A | Risk Factors

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

Technological advancements and innovation in the insurance industry, including those related to evolving customer preferences and the digitization of insurance products may present competitive risks. Technological advancements and innovation are occurring in distribution, underwriting, claims and operations at a rapid pace, and that pace may increase, particularly as companies increasingly use data analytics and technology as part of their business strategy. While we seek opportunities to leverage technological advancements and innovation for our customers’ benefit, our business and results of operations could be materially and adversely affected if external technological advancements or innovation, or the regulation of technological advancements or innovation, limit our ability to retain existing business, write new business at adequate rates or on appropriate terms, render our insurance products less suitable or impact our ability to adapt or deploy current products as quickly and effectively as our competitors.

Reductions of our credit ratings or IFS ratings or negative publicity may make it more difficult to compete to retain existing customers and to maintain our historical levels of business with existing customers and counterparties. General Insurance companies and Life and Retirement companies compete through a combination of risk acceptance criteria, product pricing, and terms and conditions. Retirement services companies compete through crediting rates and the issuance of guaranteed benefits. A decline in our position as to any one or more of these factors could adversely affect our profitability.

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

We may not be able to protect our intellectual property and may be subject to infringement claims. We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We have, and may in the future, litigate to enforce and protect our intellectual property and to determine its scope, validity or enforceability, which could divert significant resources and may not prove successful. Litigation to enforce our intellectual property rights may not be successful and cost a significant amount of money. The inability to secure or enforce the protection of our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete. We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon their intellectual property rights, including patent rights, or violate license usage rights. Any such intellectual property claims and any resulting litigation could result in significant expense and liability for damages, and in some circumstances we could be enjoined from providing certain products or services to our customers, or utilizing and benefiting from certain patent, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, consolidated results of operations and financial condition.

AIG | 2019 Form 10-K 33

ITEM 1A | Risk Factors

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

In addition, we employ models to price products, calculate reserves and value assets, as well as evaluate risk and determine capital requirements, among other uses. These models rely on estimates and projections that are inherently uncertain, may use incomplete, outdated or incorrect data or assumptions and may not operate properly. To the extent that any of our operating practices and procedures do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such errors may negatively impact our business, reputation, results of operations, and financial condition. For example, modeling for man-made catastrophes, such as terrorism and cyber events is especially difficult and less reliable given such models are in the early stages of development and therefore, not widely adopted or available. As our businesses continue to expand and evolve, the number and complexity of models we employ has grown, increasing our inherent exposure to error in the design, implementation or use of models, including the associated input data, controls and assumptions, and the controls we have in place to mitigate their risk may not be effective in all cases.

Changes in accounting principles and financial reporting requirements impact our consolidated results of operations and financial condition. Our financial statements are subject to the application of U.S. GAAP, which is periodically revised. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (FASB).

The FASB has revised the accounting standards for insurance contracts. The FASB-adopted standards as of December 31, 2017 focused on disclosures for short-duration insurance contracts, which primarily relate to our property casualty products. In addition, the FASB issued Accounting Standards Update (ASU) No. 2018-12 – Targeted Improvements to the Accounting for Long-Duration Contracts, which has an effective date of January 1, 2022 and will significantly change the accounting measurements and disclosures for long-duration insurance contracts, which primarily relates to our life and annuity products. Changes to the manner in which we account for long-duration products could impact our consolidated results of operations, liquidity and financial condition.

The FASB issued ASU No. 2016-13 – Measurement of Credit Losses on Financial Instruments, which took effect on January 1, 2020. This standard changes how we account for credit losses for most financial assets, premiums receivable and reinsurance receivables. The standard replaces the existing incurred loss impairment model with a new “current expected credit loss model” that generally will result in earlier recognition of credit losses. The standard applies to financial assets subject to credit losses, including loans measured at amortized cost, reinsurance receivables and certain off-balance sheet credit exposures. Additionally, the impairment of available-for-sale debt securities, including purchased credit deteriorated securities, are subject to the new guidance and are measured in a similar manner, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard impacts our consolidated results of operations, liquidity and financial condition and will require additional information to be disclosed in the Notes to the Consolidated Financial Statements.

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

For further details on our pension and postretirement benefit plans see Note 22 to the Consolidated Financial Statements.

34 AIG | 2019 Form 10-K

ITEM 1A | Risk Factors

If our businesses do not perform well and/or their estimated fair values decline, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax assets, which could have a material adverse effect on our results of operations and financial condition. Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted if new business, customer retention, profitability or other drivers of performance differ from expectations, or upon the occurrence of certain events, including a significant and adverse change in regulations, legal factors, accounting standards or business climate, or an adverse action or assessment by a regulator. If it is determined that goodwill has been impaired, we must write down goodwill by the amount of the impairment, with a corresponding charge to net income (loss). These write-downs could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For further discussion regarding goodwill impairment, see Item 7. MD&A – Critical Accounting Estimates – Impairment Charges – Goodwill Impairment and Note 13 to the Consolidated Financial Statements.

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

ITEM 2 | Properties

During 2019, we executed a sale and concurrent leaseback of our corporate headquarters building, which includes a portion of the operations of our General Insurance companies, located at 175 Water Street, New York, New York. We operate from approximately 167 offices in the United States and approximately 342 offices in approximately 54 foreign countries. We own 14 office buildings in the United States.

Our General Insurance companies own offices in 12 foreign countries and jurisdictions including Bermuda, Ecuador, Japan, Mexico, the UK and Venezuela. The remainder of the office space we use is leased. We believe that our leases and properties are sufficient for our current purposes.

LOCATIONS OF CERTAIN ASSETS

As of December 31, 2019, approximately 15 percent of our consolidated assets were located outside the U.S. and Canada, including $405 million of cash and securities on deposit with regulatory authorities in those locations.

For additional geographic information see Note 3 to the Consolidated Financial Statements.

For total carrying values of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities see Note 7 to the Consolidated Financial Statements.

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

For additional information see Item 1A. Risk Factors — Business and Operations.

AIG | 2019 Form 10-K 35

ITEM 3 | Legal Proceedings

For a discussion of legal proceedings see Note 17 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4 | Mine Safety Disclosures

Not applicable.

Part II

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AIG’s common stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG).There were approximately 22,327 stockholders of record of AIG Common Stock as of February 10, 2020.

Equity Compensation Plans

Our table of equity compensation plans will be included in the definitive proxy statement for AIG’s 2020 Annual Meeting of Shareholders. The definitive proxy statement will be filed with the SEC no later than 120 days after the end of AIG’s fiscal year pursuant to Regulation 14A.

Purchases of Equity Securities

On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of $1.5 billion.

During the three-month period ended December 31, 2019, we did not repurchase any shares of AIG Common Stock or any warrants to purchase shares of AIG Common Stock under this authorization.

As of December 31, 2019, approximately $2.0 billion remained under the authorization. We did not repurchase any shares of AIG Common Stock or any warrants to purchase shares of AIG Common Stock from January 1, 2020 to February 12, 2020. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. The repurchase of AIG Common Stock is also subject to the terms of AIG’s Series A 5.85% Non-Cumulative Preferred Stock (Series A Preferred Stock), pursuant to which AIG may not (other than in limited circumstances) purchase, redeem or otherwise acquire AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

For additional information on our share purchases see Note 18 to the Consolidated Financial Statements.

36 AIG | 2019 Form 10-K

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Performance Graph

The following Performance Graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2014 to December 31, 2019) with the cumulative total return of the S&P’s 500 stock index (which includes AIG), the S&P Property and Casualty Insurance Index and the S&P Life and Health Insurance Index.

Value of $100 Invested on December 31, 2014

(All $ as of December 31st)

Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

	As of December 31,
	2014	2015	2016	2017	2018	2019
AIG	$100.00	$112.15	$120.86	$112.56	$76.44	$102.11
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P 500 Property & Casualty Insurance Index	100.00	109.53	126.73	155.10	147.83	186.07
S&P 500 Life & Health Insurance	100.00	93.69	116.98	136.20	107.91	132.92

AIG | 2019 Form 10-K 37

ITEM 6 | Selected Financial Data

ITEM 6 | Selected Financial Data

The Selected Consolidated Financial Data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

	Years Ended December 31,
(in millions, except per common share data)	2019	2018	2017	2016	2015
Revenues:
Premiums	$30,561	$30,614	$31,374	$34,393	$36,655
Policy fees	3,015	2,791	2,935	2,732	2,755
Net investment income	14,619	12,476	14,179	14,065	14,053
Net realized capital gains (losses)	632	(130)	(1,380)	(1,944)	776
Other income	919	1,638	2,412	3,121	4,088
Total revenues	49,746	47,389	49,520	52,367	58,327
Benefits, losses and expenses:
Policyholder benefits and losses incurred	25,402	27,412	29,972	32,437	31,345
Interest credited to policyholder account balances	3,832	3,754	3,592	3,705	3,731
Amortization of deferred policy acquisition costs	5,164	5,386	4,288	4,521	5,236
General operating and other expenses	8,537	9,302	9,107	10,989	12,686
Interest expense	1,417	1,309	1,168	1,260	1,281
(Gain) loss on extinguishment of debt	32	7	(5)	74	756
Net (gain) loss on sale of divested businesses	75	(38)	(68)	(545)	11
Total benefits, losses and expenses	44,459	47,132	48,054	52,441	55,046
Income (loss) from continuing operations before income tax expense	5,287	257	1,466	(74)	3,281
Income tax expense	1,166	154	7,526	185	1,059
Income (loss) from continuing operations	4,121	103	(6,060)	(259)	2,222
Income (loss) from discontinued operations, net of income taxes	48	(42)	4	(90)	-
Net income (loss)	4,169	61	(6,056)	(349)	2,222
Net income from continuing operations attributable
to noncontrolling interests	821	67	28	500	26
Net income (loss) attributable to AIG	3,348	(6)	(6,084)	(849)	2,196
Less: Dividends on preferred stock	22	-	-	-	-
Net income (loss) attributable to AIG common shareholders	$3,326	$(6)	$(6,084)	$(849)	$2,196
Income (loss) per common share attributable to AIG
common shareholders:
Basic:
Income (loss) from continuing operations	$3.74	$0.04	$(6.54)	$(0.70)	$1.69
Income (loss) from discontinued operations	0.05	(0.05)	-	(0.08)	-
Net income (loss) attributable to AIG common shareholders	3.79	(0.01)	(6.54)	(0.78)	1.69
Diluted:
Income (loss) from continuing operations	3.69	0.04	(6.54)	(0.70)	1.65
Income (loss) from discontinued operations	0.05	(0.05)	-	(0.08)	-
Net income (loss) attributable to AIG common shareholders	3.74	(0.01)	(6.54)	(0.78)	1.65
Dividends declared per common share	1.28	1.28	1.28	1.28	0.81

38 AIG | 2019 Form 10-K

ITEM 6 | Selected Financial Data

Year-end balance sheet data:
Total investments	$337,615	$314,209	$322,292	$328,175	$338,354
Total assets	525,064	491,984	498,301	498,264	496,842
Long-term debt and debt of consolidated investment entities	35,350	34,540	31,640	30,912	29,249
Total liabilities	457,637	434,675	432,593	421,406	406,632
Total AIG shareholders' equity	65,675	56,361	65,171	76,300	89,658
Total equity	67,427	57,309	65,708	76,858	90,210
Book value per common share	74.93	65.04	72.49	76.66	75.10
Book value per common share, excluding Accumulated other
comprehensive income (loss)(a)	69.20	66.67	66.41	73.41	72.97
Adjusted book value per common share(a)	58.89	54.95	54.74	58.57	58.94
Return on common equity	5.3%	0.0%	(8.4)%	(1.0)%	2.2%
Adjusted return on common equity(a)	8.3	2.1	4.1	0.6	3.7

	Years Ended December 31,
(in millions)	2019	2018	2017	2016	2015
Other data:
Catastrophe-related losses(b) (c)	$1,278	$2,885	$4,167	$1,331	$731
Prior year (favorable) unfavorable development(d)	(294)	362	978	5,788	4,119
Other-than-temporary impairments	174	251	260	559	671
Adjustment to federal deferred tax valuation allowance	(44)	21	43	83	110
Impact of Tax Act	-	62	6,687	-	-
Net positive (negative) adjustment from update of
Life and Retirement actuarial assumptions	$(10)	$(228)	$68	$(427)	$3

(a)Book value per common share excluding Accumulated other comprehensive income (loss) (AOCI), Book value per common share excluding AOCI and DTA (Adjusted book value per common share), and return on common equity – adjusted after-tax income attributable to AIG common shareholders excluding AOCI and DTA (Adjusted return on common equity) are non-GAAP financial measures and the reconciliations to the relevant GAAP financial measures are below. For additional information see Item 7. MD&A — Use of Non-GAAP Measures.

(b)Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and man-made catastrophe losses, such as terrorism and civil disorders that exceed the $10 million threshold.

(c)Represents catastrophe related losses for General Insurance, net of reinsurance and reinstatement premiums related to catastrophes.

(d)For discussion on prior year development see MD&A – Insurance Reserves – Prior Year Development.

Items Affecting Comparability Between Periods

The following are significant developments that affected multiple periods and financial statement captions.

business acquisition

On July 18, 2018, we completed the purchase of Validus Holdings, Ltd. (Validus). On November 6, 2018, we completed the acquisition of Glatfelter Insurance Group (Glatfelter).

Asset Dispositions

In 2015, we sold all of our ordinary shares of AerCap Holdings N.V. received as part of the consideration for the sale of International Lease Finance Corporation. In 2016, we sold United Guaranty to Arch Capital Group Ltd. In 2017, we sold Fuji Life to FWD Group and certain international insurance operations to Fairfax Financial Holdings Limited (Fairfax).

For further discussion on the 2017 and 2018 asset dispositions and the 2018 purchases of Validus and Glatfelter, see Note 1 to the Consolidated Financial Statements.

On November 13, 2018, we sold a 19.9 percent ownership interest in Fortitude Holdings to TC Group Cayman Investment Holdings, L.P. (TCG), an affiliate of The Carlyle Group L.P. (Carlyle). On November 25, 2019, we entered into an agreement to sell a controlling financial interest in Fortitude Holdings. The assets and liabilities related to Fortitude Holdings, which are not eliminated in consolidation, are classified as held for sale and are reported in Other Assets and Other liabilities in our Consolidated Balance Sheet since Fortitude Holdings is held for sale.

For further discussion on these Fortitude Holdings transactions, see Note 4 to the Consolidated Financial Statements.

AIG | 2019 Form 10-K 39

ITEM 6 | Selected Financial Data

Reconciliation of Non-GAAP Measures Included in Selected Financial Data

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI and Book value per common share, excluding AOCI and DTA (Adjusted book value per common share), which are non-GAAP measures. For additional information see Item 7. MD&A — Use of Non-GAAP Measures.

	At December 31,
(in millions, except per common share data)	2019	2018	2017	2016	2015
Total AIG shareholders' equity	$65,675	$56,361	$65,171	$76,300	$89,658
Preferred equity	485	-	-	-	-
Total AIG common shareholders' equity	65,190	56,361	65,171	76,300	89,658
Accumulated other comprehensive income (loss)	4,982	(1,413)	5,465	3,230	2,537
Total AIG common shareholders' equity, excluding AOCI	60,208	57,774	59,706	73,070	87,121
Deferred tax assets	8,977	10,153	10,492	14,770	16,751
Adjusted common shareholders' equity	51,231	47,621	49,214	58,300	70,370

Total common shares outstanding	869,999,031	866,609,429	899,044,657	995,335,841	1,193,916,617
Book value per common share	$74.93	$65.04	$72.49	$76.66	$75.10
Book value per common share, excluding AOCI	69.20	66.67	66.41	73.41	72.97
Adjusted book value per common share	58.89	54.95	54.74	58.57	58.94

The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information see Item 7. MD&A — Use of Non-GAAP Measures.

Years Ended December 31,
(dollars in millions)	2019	2018	2017	2016	2015
Net income (loss) attributable to AIG common shareholders	$3,326	$(6)	$(6,084)	$(849)	$2,196
Adjusted after-tax income attributable to AIG common shareholders	4,084	1,064	2,231	406	2,872

Average AIG common shareholders' equity	$62,205	$60,819	$72,348	$86,617	$101,558
Average AOCI	3,261	1,193	4,675	5,722	7,598
Average AIG common shareholders' equity, excluding average AOCI	58,944	59,626	67,673	80,895	93,960
Average DTA	9,605	10,133	13,806	15,905	15,803
Average adjusted AIG common shareholders' equity	$49,339	$49,493	$53,867	$64,990	$78,157
Return on common equity	5.3%	0.0%	(8.4)%	(1.0)%	2.2%
Adjusted return on common equity	8.3	2.1	4.1	0.6	3.7

40 AIG | 2019 Form 10-K

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

•the occurrence of catastrophic events, both natural and man-made, and the effects of climate change;

•AIG’s ability to effectively execute on AIG 200 operational programs designed to achieve underwriting excellence, modernization of AIG’s operating infrastructure, enhanced user and customer experiences and unification of AIG;

•AIG’s ability to consummate the sale of its controlling interest in Fortitude Holdings and AIG’s ability to successfully manage Legacy Portfolios;

•changes in judgments concerning potential cost saving opportunities;

•actions by credit rating agencies;

•changes in judgments concerning insurance underwriting and insurance liabilities;

•the impact of potential information technology, cybersecurity or data security breaches, including as a result of cyber-attacks or security vulnerabilities;

•disruptions in the availability of AIG’s electronic data systems or those of third parties;

•the effectiveness of strategies to recruit and retain key personnel and to implement effective succession plans;

•the requirements, which may change from time to time, of the global regulatory framework to which AIG is subject;

•significant legal, regulatory or governmental proceedings;

•concentrations in AIG’s investment portfolios;

•changes to the valuation of AIG’s investments;

•AIG’s ability to successfully dispose of, monetize and/or acquire businesses or assets or successfully integrate acquired businesses;

•changes in judgments concerning the recognition of deferred tax assets and goodwill impairment; and

•such other factors discussed in:

–Part I, Item 1A. Risk Factors of this Annual Report; and

–this Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this Annual Report.

We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

AIG | 2019 Form 10-K 41

ITEM 7 | Index to Item 7

Throughout the MD&A, we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

We have incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report to assist readers seeking additional information related to a particular subject.

42 AIG | 2019 Form 10-K

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

Return on common equity – Adjusted after-tax income excluding AOCI and DTA (Adjusted return on common equity) is used to show the rate of return on common shareholders’ equity. We believe this measure is useful to investors because it eliminates items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in Adjusted return on common equity. Adjusted return on common equity is derived by dividing actual or annualized adjusted after-tax income attributable to AIG common shareholders by average Adjusted Common Shareholders’ Equity. The reconciliation to return on common equity, the most comparable GAAP measure, is presented in Item 6. Selected Financial Data.

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

AIG | 2019 Form 10-K 43

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

–Accident year loss and combined ratios, as adjusted: both the accident year loss and combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and man-made catastrophe losses, such as terrorism and civil disorders that exceed the $10 million threshold. We believe that as adjusted ratios are meaningful measures of our underwriting results on an ongoing basis as they exclude catastrophes and the impact of reserve discounting which are outside of management’s control. We also exclude prior year development to provide transparency related to current accident year results.

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

44 AIG | 2019 Form 10-K

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

•reinsurance assets;

•impairment charges, including other-than-temporary impairments on available for sale securities, impairments on other invested assets, including investments in life settlements, allowances for loan losses, and goodwill impairment;

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

Insurance Liabilities

Loss Reserves

The estimate of the loss reserves relies on several key judgments:

•the determination of the actuarial models used as the basis for these estimates;

•the relative weights given to these models by product line;

•the underlying assumptions used in these models; and

•the determination of the appropriate groupings of similar product lines and, in some cases, the disaggregation of dissimilar losses within a product line.

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

AIG | 2019 Form 10-K 45

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

For our longer-tail lines, we generally make actuarial and other assumptions with respect to the following:

•Loss cost trend factors are used to establish expected loss ratios for subsequent accident years based on the projected loss ratios for prior accident years.

•Expected loss ratios are used for the latest accident year (i.e., accident year 2019 for the year-end 2019 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss cost trend and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity lines of business such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.

•Loss development factors are used to project the reported losses for each accident year to an ultimate basis. Generally, the actual loss development factors observed from prior accident years would be used as a basis to determine the loss development factors for the subsequent accident years.

•Tail factors are development factors used for certain longer tailed lines of business (for example, excess casualty, workers’ compensation and general liability),to project future loss development for periods that extend beyond the available development data. The development of losses to the ultimate loss for a given accident year for these lines may take decades and the projection of ultimate losses for an accident year is very sensitive to the tail factors selected beyond a certain age.

46 AIG | 2019 Form 10-K

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

We consult with third-party environmental litigation and engineering specialists, third-party toxic tort claims professionals, third-party clinical and public health specialists, third-party workers’ compensation claims adjusters and third-party actuarial advisors to help inform our judgments, as needed.

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

AIG | 2019 Form 10-K 47

ITEM 7 | Critical Accounting Estimates

We consider key factors in performing detailed actuarial reviews, including:

•an assessment of economic conditions including inflation, employment rates or unemployment duration;

•changes in the legal, regulatory, judicial and social environment including changes in road safety, public health and cleanup standards;

•changes in medical cost trends (inflation, intensity and utilization of medical services) and wage inflation trends;

•underlying policy pricing, terms and conditions including attachment points and policy limits;

•changes in claims handling philosophy, operating model, processes and related ongoing enhancements;

•third-party claims reviews that are periodically performed for key product lines such as toxic tort, environmental and other complex casualty;

•third-party actuarial reviews that are periodically performed for key product lines of business;

•input from underwriters on pricing, terms, and conditions and market trends; and

•changes in our reinsurance program, pricing and commutations.

Actuarial and Other Methods for Major Lines of Business

Our actuaries determine the appropriate actuarial methods and segmentation. This determination is based on a variety of factors including the nature of the losses associated with the product line of business, such as the frequency or severity of the claims. In addition to determining the actuarial methods, the actuaries determine the appropriate loss reserve groupings of data. This determination is a judgmental, dynamic process and refinements to the groupings are made every year. The changes to groupings may be driven by and may change to reflect observed or emerging patterns within and across product lines, or to differentiate different risk characteristics (for example, size of deductibles and extent of third-party claims specialists used by our insureds). As an example of reserve segmentation, we write many unique subsets of professional liability, which cover different products, industry segments, and coverage structures. While for pricing or other purposes, it may be appropriate to evaluate the profitability of each subset individually, we believe it is appropriate to combine the subsets into larger groups for reserving purposes to produce a greater degree of credibility in the loss experience. This determination of data segmentation and related actuarial methods is assessed, reviewed and updated at least annually.

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

48 AIG | 2019 Form 10-K

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

Structural driver analytics seek to explain the underlying drivers of frequency/severity. A structural driver analysis of frequency/severity is particularly useful for understanding the key drivers of uncertainty in the ultimate loss cost. For example, for the excess workers’ compensation product line of business, we have attempted to corroborate our judgment by considering the impact on severity of the future potential for deterioration of an injured worker’s medical condition, the impact of price inflation on the various categories of medical expense and cost of living adjustments on indemnity benefits, the impact of injured worker mortality and claim specific settlement and loss mitigation strategies, etc., using the following:

•Claim by claim reviews, often facilitated by third-party specialists, to determine the stability and likelihood of settling an injured worker’s indemnity and medical benefits;

•Analysis of the potential for future deterioration in medical condition unlikely to be picked up by a claim file review and associated with potentially costly medical procedures (i.e., increases in both utilization and intensity of medical care) over the course of the injured worker’s lifetime;

•Analysis of the cost of medical price inflation for each category of medical spend (services and devices) and for cost of living adjustments in line with statutory requirements;

•Portfolio specific mortality level and mortality improvement assumptions based on a mortality study conducted for our primary and excess workers’ compensation portfolios and our opinion of future longevity trends for the open reported cases;

•Ground-up consideration of the reinsurance recoveries expected for the product line of business for reported claims with extrapolation for unreported claims; and

•The effects of various run-off loss management strategies that have been developed by our run-off unit.

AIG | 2019 Form 10-K 49

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

The tail factor is typically the most critical assumption, and small changes in the selected tail factor can have a material effect on our carried reserves. For example, the tail factors beyond twenty years for guaranteed cost business could vary by one and one-half percent below to two percent above those actually indicated in the 2019 loss reserve review. For excess of deductible business, in our judgment, it is reasonably likely that tail factors beyond twenty years could vary by four percent below to six percent above those actually indicated in the 2019 loss reserve review.

50 AIG | 2019 Form 10-K

ITEM 7 | Critical Accounting Estimates

Line of Business or Category	Key Assumptions
U.S. Excess Casualty

We utilize various loss cost trend assumptions for different segments of the portfolio. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2019 loss reserve review for U.S. Excess Casualty may range five percent lower or higher than this estimated loss trend. The loss cost trend assumption is critical for the U.S. Excess Casualty class of business due to the long-tail nature of the losses, and is applied across many accident years. Thus, there is the potential for the loss reserves with respect to a number of accident years (the expected loss ratio years) to be significantly affected by changes in loss cost trends that were initially relied upon in setting the loss reserves. These changes in loss trends could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.

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

After evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably likely that the actual loss development factors could vary by an amount equivalent to a six month shift from those actually utilized in the year-end 2019 reserve review. This would impact projections both for accident years where the selections were directly based on loss development methods as well as the a priori loss ratio assumptions for accident years with selections based on Bornhuetter-Ferguson or Cape Cod methods. Similar to loss cost trends, these changes in loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.

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

U.S. Financial Lines

The loss cost trends for U.S. Directors and Officers (D&O) liability business vary by year and subset, but for the most recent accident years, it is assumed to have been generally close to zero. After evaluating the historical loss cost levels from prior accident years since the early 1990s, including the potential effect of losses relating to the credit crisis, in our judgment, it is reasonably likely that the actual variation in loss cost levels for these subsets could vary by approximately 10 percent lower or higher on a year-over-year basis than the assumptions actually utilized in the year-end 2019 reserve review. Because U.S. D&O business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation. In our analysis, the effects of loss cost trend assumptions affect the results through the a priori loss ratio assumptions used for the Bornhuetter-Ferguson and Cape Cod methods, which impact the projections for the more recent accident years.

The selected loss development factors are also an important assumption, but are less critical than for U.S. Excess Casualty. Because these classes are written on a claims made basis, the loss reporting and development tail is much shorter than for U.S. Excess Casualty. However, the high severity nature of the losses does create the potential for significant deviations in loss development patterns from one year to the next. Similar to U.S. Excess Casualty, after evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss development factors could change by an amount equivalent to a shift by six months from those actually utilized in the year-end 2019 reserve review.

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

AIG | 2019 Form 10-K 51

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

U.S. Run-Off Long Tail Insurance lines is an extremely long-tail class of business, with a much greater than normal uncertainty as to the appropriate loss development factors for the tail of the loss development. Specifically for excess workers’ compensation, after evaluating the historical loss development factors for prior accident years since the 1980s as well as the development over the past several years of the ground up loss projections utilized to help select the loss development factors in the tail for this class of business, in our judgment, it is reasonably likely that the tail factor beyond 30 years could vary by 10 percent above or below that actually indicated in the 2019 loss reserve review.

Other Reserve Items

Loss adjustment expenses (LAE) are separated into two broad categories: allocated loss adjustment expenses (ALAE), also referred to as legal defense and cost containment or “legal” and unallocated loss adjustment expenses, which includes certain claims adjuster fees and other internal claim management costs.

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

The following sensitivity analysis table summarizes the effect on the loss reserve position of using certain alternative loss cost trend (for accident years where we use expected loss ratio methods) or loss development factor assumptions rather than the assumptions actually used in determining our estimates in the year-end loss reserve analyses in 2019:

December 31, 2019	Increase (Decrease)		Increase (Decrease)
(in millions)	to Loss Reserves		to Loss Reserves
Loss cost trends:		Loss development factors:
U.S. Excess Casualty:		U.S. Excess Casualty:
5 percent increase	$1,150	6-months slower	$1,200
5 percent decrease	(850)	6-months faster	(950)
U.S. Financial Lines (D&O)		U.S. Financial Lines (D&O)
10 percent increase	955	6-months slower	550
10 percent decrease	(550)	6-months faster	(500)
		U.S. Run-Off P&C Lines (Excess
		Workers' Compensation):
		10% tail factor increase	460
		10% tail factor decrease	(460)
		U.S. Workers' Compensation:
		Tail factor increase(a)	1,100
		Tail factor decrease(b)	(800)

(a)Tail factor increase of 2 percent for guaranteed cost business and 6 percent for deductible business.

(b)Tail factor decrease of 1.5 percent for guaranteed cost business and 4 percent for deductible business.

52 AIG | 2019 Form 10-K

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

For additional information on loss recognition see Note 10 to the Consolidated Financial Statements.

Groupings for loss recognition testing are consistent with our manner of acquiring, servicing, and measuring the profitability of the business and are applied by product groupings, including traditional life, payout annuities and long-term care insurance. Once loss recognition has been recorded for a block of business, the old assumption set is replaced and the assumption set used for the loss recognition would then be subject to the lock-in principle. Key judgments made in loss recognition testing include the following:

•To determine investment returns used in loss recognition tests, we typically match liabilities with assets of comparable duration, to the extent practicable, and then project future cash flows on those assets. Assets supporting insurance liabilities are primarily comprised of a diversified portfolio of high to medium quality fixed maturity securities, and may also include, to a lesser extent, alternative investments. Our projections include a reasonable allowance for investment expenses and expected credit losses over the projection horizon. A critical assumption in the projection of expected investment income is the assumed net rate of investment return at which excess cash flows are to be reinvested. For products in which asset and liability durations are matched relatively well, this is less of a consideration since interest on excess cash flows are not a significant component of future cash flows. For the reinvestment rate assumption, anticipated future changes to the yield curves could have a large effect. Given the interest rate environment applicable at the date of our most recent loss recognition tests, we assumed a modest and gradual increase in long-term interest rates over time.

•For mortality assumptions, key judgments include the extent of industry versus own experience to base future assumptions as well as the extent of expected mortality improvements in the future. The latter judgment is based on a combination of historical mortality trends and advice from industry, public health and demography specialists that were consulted by AIG’s actuaries and published industry information.

•For surrender rates, a key judgment involves the correlation between expected increases/decreases in interest rates and increases/decreases in surrender rates. To support this judgment, we compare crediting rates on our products to expected rates on competing products under different interest rate scenarios.

•For in-force long-term care insurance, rate increases are allowed but must be approved by state insurance regulators. Consequently, the extent of rate increases that may be assumed requires judgment. In establishing our assumption for rate increases for long-term care insurance, we consider historical experience as to the frequency and level of rate increases approved by state regulators.

AIG | 2019 Form 10-K 53

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

For additional information on shadow loss recognition see Note 10 to the Consolidated Financial Statements.

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

For additional information on these features see Note 15 to the Consolidated Financial Statements.

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

For additional discussion of market risk management related to these product features see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs.

54 AIG | 2019 Form 10-K

ITEM 7 | Critical Accounting Estimates

The reserving methodology and assumptions used to measure the liabilities of our two largest guaranteed benefit features are presented in the following table:

Guaranteed Benefit Feature	Reserving Methodology & Assumptions and Accounting Judgments
GMDB

We determine the GMDB liability at each balance sheet date by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected fee assessments. For additional information on how we reserve for variable annuity products with guaranteed benefit features see Note 15 to the Consolidated Financial Statements.

Key assumptions include:

•Mortality rates, which are based upon actual experience modified to allow for variations in policy form

•Lapse rates, which are based upon actual experience modified to allow for variations in policy form

•Investment returns, using assumptions from a stochastic equity model

In applying asset growth assumptions for the valuation of the GMDB liability, we use a reversion to the mean methodology, similar to that applied for DAC. For a description of this methodology see Estimated Gross Profits for Investment-Oriented Products below.

GMWB

GMWB living benefits are embedded derivatives that are required to be bifurcated from the host contract and carried at fair value. For additional information on how we reserve for variable annuity products with guaranteed benefit features see Note 15 to the Consolidated Financial Statements, and for information on fair value measurement of these embedded derivatives, including how we incorporate our own non-performance risk see Note 6 to the Consolidated Financial Statements.

The fair value of the embedded derivatives is based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. Key assumptions include:

•Interest rates

•Equity market returns

•Market volatility

•Credit spreads

•Equity / interest rate correlation

•Policyholder behavior, including mortality, lapses, withdrawals and benefit utilization. Estimates of future policyholder behavior are subjective and based primarily on our historical experience

•In applying asset growth assumptions for the valuation of GMWBs, we use market-consistent assumptions calibrated to observable interest rate and equity option prices

•Allocation of fees between the embedded derivative and host contract valuation of embedded derivatives for fixed index annuity and Life Products

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

For additional discussion of market risk management related to these product features see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs.

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

AIG | 2019 Form 10-K 55

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

In estimating future gross profits for variable annuity products as of December 31, 2019, a long-term annual asset growth assumption of 7.0 percent (before expenses that reduce the asset base from which future fees are projected) was applied to estimate the future growth in assets and related asset-based fees. In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a reversion to the mean methodology, whereby short-term asset growth above or below the long-term annual rate assumption impacts the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance. When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions for the five-year reversion to the mean period falling below a certain rate (floor) or above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods. The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry.

For additional discussion see Insurance Reserves – Life and Annuity Reserves and DAC – DAC – Reversion to the Mean.

The following table summarizes the sensitivity of changes in certain assumptions for DAC and SIA, embedded derivatives and other reserves related to guaranteed benefits and URR, measured as the related hypothetical impact on December 31, 2019 balances and the resulting hypothetical impact on pre-tax income, before hedging.

	Increase (decrease) in
		Other		Embedded
		Reserves		Derivatives
		Related to	Unearned	Related to
December 31, 2019	DAC/SIA	Guaranteed	Revenue	Guaranteed	Pre-Tax
(in millions)	Asset	Benefits	Reserve	Benefits	Income
Assumptions:
Net Investment Spread
Effect of an increase by 10 basis points	$124	$(27)	$20	$(152)	$283
Effect of a decrease by 10 basis points	(155)	29	(27)	156	(313)
Equity Return(a)
Effect of an increase by 1%	91	(34)	-	(66)	191
Effect of a decrease by 1%	(87)	43	-	67	(197)
Volatility(b)
Effect of an increase by 1%	(2)	25	-	(51)	24
Effect of a decrease by 1%	2	(24)	-	49	(23)
Interest Rate(c)
Effect of an increase by 1%	-	-	-	(2,118)	2,118
Effect of a decrease by 1%	-	-	-	2,786	(2,786)
Mortality
Effect of an increase by 1%	(13)	50	(3)	(39)	(21)
Effect of a decrease by 1%	12	(50)	1	39	22
Lapse
Effect of an increase by 10%	(121)	(86)	(22)	(74)	61
Effect of an decrease by 10%	124	88	22	74	(60)

(a)Represents the net impact of a one percent increase or decrease in long-term equity returns for GMDB reserves and net impact of a one percent increase or decrease in the S&P 500 index on the value of the GMWB embedded derivative.

(b)Represents the net impact of a one percentage point increase or decrease in equity volatility.

(c)Represents the net impact of one percent parallel shift in the yield curve on the value of the GMWB embedded derivative. Does not represent interest rate spread compression on investment-oriented products.

56 AIG | 2019 Form 10-K

ITEM 7 | Critical Accounting Estimates

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

For a further discussion on guaranteed benefit features of our variable annuities and the related hedging program see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs, Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results, and Notes 6 and 15 to the Consolidated Financial Statements.

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

We assess the collectability of reinsurance recoverable balances through either detailed reviews of the underlying nature of the reinsurance balance or comparisons with historical trends of disputes and credit events. We record adjustments to reflect the results of these assessments through an allowance for uncollectable reinsurance that reduces the carrying amount of reinsurance assets on the balance sheet. This estimate requires significant judgment for which key considerations include:

•paid and unpaid amounts recoverable;

•whether the balance is in dispute or subject to legal collection;

•whether the reinsurer is financially troubled (i.e., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction); and

•whether collateral and collateral arrangements exist.

At December 31, 2019, the allowance for estimated unrecoverable reinsurance was $111 million, or less than one percent of the consolidated reinsurance recoverable.

Risk transfer

All insurance contracts, including reinsurance contracts, must meet risk transfer requirements in order to use insurance accounting, principally resulting in the recognition of cash flows under the contract as premiums and losses. If risk transfer requirements are not met, a contract is to be accounted for as a deposit, typically resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, all insurance and reinsurance contracts must include insurance risk, consisting of underwriting and timing risk; in addition, reinsurance contracts must also include a reasonable possibility of a significant loss for the assuming entity. We have entered into certain insurance and reinsurance contracts, primarily in our General Insurance companies, that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance and are therefore subject to deposit accounting.

For additional information on reinsurance see Note 9 to the Consolidated Financial Statements.

Impairment Charges

Impairments of Investments

At each balance sheet date, we evaluate our available for sale securities holdings with unrealized losses to determine if an other-than-temporary impairment has occurred. We also evaluate our other invested assets for impairment; these include equity method investments in private equity funds, hedge funds and other entities as well as investments in real estate and life settlements.

AIG | 2019 Form 10-K 57

ITEM 7 | Critical Accounting Estimates

An allowance is typically established for the difference between the impaired value of a loan and its current carrying amount. Additional allowance amounts are established for incurred but not specifically identified impairments, based on statistical models primarily driven by past due status, debt service coverage, loan-to-value ratio, property type and location, loan term, profile of the borrower and of the major property tenants, and loan seasoning.

For additional information on the methodology and significant inputs, by investment type, that we use to determine the amount of impairment and allowances for loan losses see the discussion in Notes 7 and 8 to the Consolidated Financial Statements.

Goodwill Impairment

For a discussion of goodwill impairment see Part I, Item 1A. Risk Factors – Estimates and Assumptions and Note 13 to the Consolidated Financial Statements. In 2019, 2018 and 2017, for substantially all of the reporting units we elected to bypass the qualitative assessment of whether goodwill impairment may exist and, therefore, performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units tested exceeded their book value. To determine fair value, we primarily use a discounted expected future cash flow analysis that estimates and discounts projected future distributable earnings. Such analysis is principally based on our business projections that inherently include judgments regarding business trends.

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

For more information on legal, regulatory and litigation matters see Note 17 to the Consolidated Financial Statements.

Fair Value Measurements of Certain Financial Assets and Financial Liabilities

For additional information about the measurement of fair value of financial assets and financial liabilities and our accounting policy regarding the incorporation of credit risk in fair value measurements see Note 6 to the Consolidated Financial Statements.

The following table presents the fair value of fixed maturity and equity securities by source of value determination:

December 31, 2019	Fair	Percent
(in billions)	Value	of Total
Fair value based on external sources(a)	$235.7	91.1%
Fair value based on internal sources	22.9	8.9
Total fixed maturity and equity securities(b)	$258.6	100.0%

(a)Includes $16.6 billion for which the primary source is broker quotes.

(b)Includes available for sale and other securities.

Level 3 Assets and Liabilities

Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are measured and classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the marketplace used to measure the fair value.

For additional information see Note 6 to the Consolidated Financial Statements.

The following table presents the amount of assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	December 31,	Percentage	December 31,	Percentage
(in billions)	2019	of Total	2018	of Total
Assets	$31.2	5.9%	$33.7	6.9%
Liabilities	7.0	1.5	4.4	1.0

58 AIG | 2019 Form 10-K

ITEM 7 | Critical Accounting Estimates

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

For a discussion of the valuation methodologies for assets and liabilities measured at fair value, as well as a discussion of transfers of Level 3 assets and liabilities see Note 6 to the Consolidated Financial Statements.

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

We consider a number of factors to reliably estimate future taxable income so we can determine the extent of our ability to realize net operating losses, foreign tax credits, realized capital loss and other carryforwards. These factors include forecasts of future income for each of our businesses and actual and planned business and operational changes, both of which include assumptions about future macroeconomic and AIG specific conditions and events. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. We also apply stresses to our assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. We have also considered the impact of the Tax Act on our forecasts of taxable income, made certain assumptions related to interpretation of relevant new rules, and incorporated guidance issued by the U.S. tax authority. Our analysis also reflects the effect of slower utilization of our tax credits due to a reduction in the U.S. statutory tax rate as a result of the Tax Act. Our income forecasts, coupled with our tax planning strategies, all resulted in sufficient taxable income to achieve realization of the U.S. tax attributes prior to their expiration.

For the year ended December 31, 2019, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Non-Life Companies’ available for sale securities portfolio, resulting in an increase to the deferred tax liability related to net unrealized tax capital gains. As of December 31, 2019, we continue to be in an overall unrealized tax gain position with respect to the U.S. Non-Life Companies’ available for sale securities portfolio and thus concluded no valuation allowance is necessary in the U.S. Non-Life Companies’ available for sale securities portfolio.

For the year ended December 31, 2019, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. life insurance companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of December 31, 2019, based on all available evidence, we concluded that no valuation allowance is required.

For a discussion of our framework for assessing the recoverability of our deferred tax asset see Note 23 to the Consolidated Financial Statements.

Uncertain Tax Positions

Our accounting for income taxes, including uncertain tax positions, represents management’s best estimate of various events and transactions, and requires judgment. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” now incorporated into Accounting Standards Codification, 740, Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties and additional disclosures. We determine whether it is more likely than not that a tax position will be sustained, based on technical merits, upon examination by the relevant taxing authorities before any part of the benefit can be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.

We classify interest expense and penalties recognized on income taxes as a component of income taxes.

AIG | 2019 Form 10-K 59

ITEM 7 | Critical Accounting Estimates

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

The Tax Act includes a provision for GILTI under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for BEAT under which taxes are imposed on certain base eroding payments to affiliated foreign companies. While the U.S. tax authorities issued formal guidance, including recently issued proposed and final regulations for BEAT and other provisions of the Tax Act, there are still certain aspects of the Tax Act that remain unclear and subject to substantial uncertainties. Additional guidance is expected in future periods. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

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

On November 13, 2018, AIG completed the sale of a 19.9 percent ownership interest in Fortitude Group Holdings, LLC (Fortitude Holdings) to TC Group Cayman Investments Holdings, L.P. (TCG), an affiliate of The Carlyle Group L.P. (Carlyle) (2018 Fortitude Sale). Upon completion of the 2018 Fortitude Sale, Fortitude Holdings owned 100 percent of the outstanding common shares of Fortitude Re and AIG had an 80.1 percent ownership interest in Fortitude Holdings.

On November 25, 2019, AIG entered into a membership interest purchase agreement with Fortitude Holdings, Carlyle, Carlyle FRL, an investment fund advised by an affiliate of Carlyle (Carlyle FRL), T&D United Capital Co., Ltd. (T&D) and T&D Holdings, Inc., pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Carlyle FRL will purchase from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D will purchase from AIG a 25 percent ownership interest in Fortitude Holdings (2019 Fortitude Sale). Upon closing of the 2019 Fortitude Sale, AIG will have a 3.5 percent ownership interest in Fortitude Holdings. There can be no guarantee that we will receive the required regulatory approvals or that closing conditions will be satisfied in order to consummate the 2019 Fortitude Sale.

For further discussion on these Fortitude Holdings transactions, see Note 4 to the Consolidated Financial Statements.

60 AIG | 2019 Form 10-K

ITEM 7 | Executive Summary

Financial Performance Summary

Net Income (Loss) Attributable To AIG Common Shareholders (in millions)

2019 and 2018 Comparison

Net income attributable to AIG Common Shareholders increased due to:

•improvement in accident year losses in General Insurance as a result of underwriting discipline, increased use of reinsurance and a change in business mix as well as lower catastrophe losses and favorable prior year loss reserve development compared to unfavorable loss reserve development in the prior year in General Insurance;

•higher investment returns in our alternative investments portfolio due to robust equity market returns in 2019, income from an initial public offering of a holding in the private equity portfolio, and an increase in income from fixed maturity securities for which the fair value option was elected. This compares to the prior year where returns were lower as a result of an increase in interest rates and widening credit spreads that occurred, lower hedge fund performance as well as negative performance of our fair value option equity securities portfolio;

•net realized capital gains in 2019 compared to net realized capital losses in the prior year; and

•lower general and other operating expenses as a result of ongoing strategic initiatives to reduce costs.

These increases were partially offset by:

•a net loss reserve discount charge in 2019 compared to a loss reserve discount benefit in 2018; and

•the impact of noncontrolling interest attributed to Fortitude Re results in 2019 as discussed in Consolidated Results of Operations.

For further discussion see Consolidated Results of Operations.

AIG | 2019 Form 10-K 61

ITEM 7 | Executive Summary

2018 and 2017 Comparison

Decrease in Net loss attributable to AIG common shareholders in 2018 compared to 2017. Excluding the $6.7 billion tax charge related to the enactment of the Tax Act in 2017, we recorded a Net loss attributable to AIG common shareholders in 2018 compared to Net income attributable to AIG common shareholders in 2017 primarily due to:

•lower investment returns primarily driven by lower hedge fund performance, a decline in income from fixed maturity securities for which the fair value option was elected when compared to higher returns on this portfolio in 2017 as a result of significant spread tightening that occurred, losses on our fair value option equities portfolio, and lower invested assets resulting from the funding of the adverse development reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), late in the first quarter of 2017;

•a net unfavorable adjustment from the review and update of Life and Retirement actuarial assumptions compared to a net favorable adjustment in the prior year; and

•higher general operating and other expenses.

This decrease was partially offset by:

•lower losses incurred from General Insurance operations driven by significantly lower catastrophe losses and lower unfavorable prior year loss reserve development, partially offset by higher severe losses; and

•lower net realized capital losses.

For further discussion see Consolidated Results of Operations.

Adjusted Pre-Tax Income* (in millions)

2019 and 2018 Comparison

Adjusted pre-tax income increased primarily due to:

•higher investment returns in our alternative investments portfolio due to robust equity market returns in 2019, income from an initial public offering of a holding in the private equity portfolio, and an increase in income from fixed maturity securities for which the fair value option was elected. In the prior year returns were lower as a result of an increase in interest rates and widening credit spreads that occurred and lower hedge fund performance;

•lower catastrophe losses and lower accident year losses as a result of underwriting discipline, increased use of reinsurance and a change in business mix and favorable prior year loss reserve development compared to unfavorable loss reserve development in the prior year; and

•lower general operating and other expenses as a result of ongoing strategic initiatives to reduce costs.

62 AIG | 2019 Form 10-K

ITEM 7 | Executive Summary

2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•lower investment returns primarily driven by lower hedge fund performance, a decline in income from fixed maturity securities for which the fair value option was elected when compared to higher returns on this portfolio in 2017 as a result of significant spread tightening that occurred, losses on our fair value option equities portfolio, and lower invested assets resulting from the funding of the adverse development reinsurance agreement with NICO late in the first quarter of 2017;

•a net unfavorable adjustment from the review and update of Life and Retirement actuarial assumptions compared to a net favorable adjustment in the prior year; and

•higher general operating and other expenses.

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

General Operating and Other Expenses (in millions)

General operating and other expenses declined in 2019 compared to 2018 primarily due to lower employee related expenses and professional fee reductions pertaining to expense reduction initiatives. The declines were partially offset by an increase in expenses caused by the acquisitions of Validus and Glatfelter in the third and fourth quarters of 2018, respectively. General operating and other expenses increased in 2018 compared to 2017 due to the acquisition of Validus, business growth and continued investments in business platforms.

In keeping with our broad and ongoing efforts to transform for long-term competitiveness, general operating and other expenses for 2019, 2018 and 2017 included approximately $218 million, $395 million and $413 million, respectively, of pre-tax restructuring and other costs which were primarily comprised of employee severance charges and other exit costs related to organizational simplification, operational efficiency, and business rationalization.

AIG | 2019 Form 10-K 63

ITEM 7 | Executive Summary

Return on Common Equity	Adjusted Return on Common Equity*

*Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.
Book Value Per Common Share	Adjusted Book Value Per Common Share*

*Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in 2019, characterized by factors such as the impact of historically low interest rates, slowing global economic growth, global trade tensions and the UK’s pending withdrawal from its membership in the European Union (the EU) (commonly referred to as Brexit). Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the Euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

Impact of Changes in the Interest Rate Environment

While many benchmark U.S. interest rates had risen to recent period highs in 2018, more recent concerns about global trade and potential weakness in U.S. economic expansion led to declining interest rates in 2019, with key benchmark rates in the U.S. and in many developed markets close to historic lows and, in some international jurisdictions, negative. The low interest rate environment negatively affects sales of interest rate sensitive products in our industry and negatively impacts the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. On the other hand, if rates rise, some of these impacts may abate while there may be different impacts, some of which are highlighted below. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

64 AIG | 2019 Form 10-K

ITEM 7 | Executive Summary

Additionally, sustained low interest rates may result in higher pension expense due to the impact on discounting of projected benefit cash flows.

Annuity Sales and Surrenders

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products. However, our disciplined rate setting has helped to mitigate some of the pressure on investment spreads. Rapidly rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Customers are, however, currently buying fixed annuities with surrender charge periods, generally in the three-to-five year range, in pursuit of higher returns, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to the contract holders have driven better than expected persistency in Fixed Annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We will closely monitor surrenders of Fixed Annuities as contracts with lower minimum interest rates come out of the surrender charge period in a more attractive rate environment. Low interest rates have also driven growth in our fixed index annuity products, which provide additional interest crediting, tied to favorable performance in certain equity market indices and the availability of guaranteed living benefits. Changes in interest rates significantly impact the valuation of our liabilities for annuities with guaranteed income features and the value of the related hedging portfolio.

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

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 65 percent were crediting at the contractual minimum guaranteed interest rate at December 31, 2019. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 61 percent and 66 percent at December 31, 2019 and 2018, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning. In the core universal life business in our Life Insurance business, 63 percent of the account values were crediting at the contractual minimum guaranteed interest rate at December 31, 2019.

AIG | 2019 Form 10-K 65

ITEM 7 | Executive Summary

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
December 31, 2019		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$5,835	$2,756	$19,812	$28,403
> 1% - 2%	5,437	90	1,892	7,419
> 2% - 3%	11,668	237	69	11,974
> 3% - 4%	9,094	41	6	9,141
> 4% - 5%	517	-	4	521
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$32,585	$3,124	$21,788	$57,497
Group Retirement*
1%	$1,504	$2,514	$4,540	$8,558
> 1% - 2%	5,329	932	552	6,813
> 2% - 3%	14,703	4	-	14,707
> 3% - 4%	788	-	-	788
> 4% - 5%	7,028	-	-	7,028
> 5% - 5.5%	169	-	-	169
Total Group Retirement	$29,521	$3,450	$5,092	$38,063
Universal life insurance
1%	$-	$-	$-	$-
> 1% - 2%	94	24	373	491
> 2% - 3%	270	584	1,068	1,922
> 3% - 4%	1,460	483	68	2,011
> 4% - 5%	2,881	231	38	3,150
> 5% - 5.5%	200	-	-	200
Total universal life insurance	$4,905	$1,322	$1,547	$7,774
Total	$67,011	$7,896	$28,427	$103,334
Percentage of total	65%	8%	27%	100%

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

Standard of Care Developments

In our Life and Retirement business, we and our distributors are subject to laws and regulations regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these laws and regulations have been revised or reexamined while others have been newly adopted. We continue to closely follow these legislative and regulatory activities. For additional information regarding these legislative and regulatory activities, see Item 1. Business – Regulation – U.S. Regulation – Standard of Care Developments. Changes in standard of care requirements or new standards issued by governmental authorities, such as the DOL, the SEC, the NAIC or state regulators and/or legislators, may affect our businesses, results of operations and financial condition. While we cannot predict the long-term impact of these legislative and regulatory developments on our Life and Retirement businesses, we believe our diverse product offerings and distribution relationships position us to compete effectively in this evolving marketplace.

66 AIG | 2019 Form 10-K

ITEM 7 | Executive Summary

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

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Years Ended December 31,				Percentage Change
Rate for 1 USD	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Currency:
GBP	0.79	0.75	0.78	5%	(4)%
EUR	0.90	0.84	0.90	7%	(7)%
JPY	109.31	110.50	112.44	(1)%	(2)%

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

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations on a reported basis for the three-year period ended December 31, 2019. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see the Critical Accounting Estimates section of this MD&A.

AIG | 2019 Form 10-K 67

ITEM 7 | Consolidated Results of Operations

The following table presents our consolidated results of operations and other key financial metrics:

Year Ended December 31,				Percentage Change
(in millions)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Revenues:
Premiums	$30,561	$30,614	$31,374	-%		(2)%
Policy fees	3,015	2,791	2,935	8		(5)
Net investment income	14,619	12,476	14,179	17		(12)
Net realized capital gains (losses)	632	(130)	(1,380)	NM		91
Other income	919	1,638	2,412	(44)		(32)
Total revenues	49,746	47,389	49,520	5		(4)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	25,402	27,412	29,972	(7)		(9)
Interest credited to policyholder account balances	3,832	3,754	3,592	2		5
Amortization of deferred policy acquisition costs	5,164	5,386	4,288	(4)		26
General operating and other expenses	8,537	9,302	9,107	(8)		2
Interest expense	1,417	1,309	1,168	8		12
(Gain) loss on extinguishment of debt	32	7	(5)	357		NM
Net (gain) loss on sale of divested businesses	75	(38)	(68)	NM		44
Total benefits, losses and expenses	44,459	47,132	48,054	(6)		(2)
Income from continuing operations before
income tax expense	5,287	257	1,466	NM		(82)
Current	545	336	636	62		(47)
Deferred	621	(182)	6,890	NM		NM
Income tax expense	1,166	154	7,526	NM		(98)
Income (loss) from continuing operations	4,121	103	(6,060)	NM		NM
Income (loss) from discontinued operations,
net of income taxes	48	(42)	4	NM		NM
Net income (loss)	4,169	61	(6,056)	NM		NM
Less: Net income attributable to
noncontrolling interests	821	67	28	NM		139
Net income (loss) attributable to AIG	3,348	(6)	$(6,084)	NM		100%
Less: Dividends on preferred stock	22	-	-	NM		NM
Net income (loss) attributable to AIG common
shareholders	$3,326	$(6)	$(6,084)	NM	%	100%

Years Ended December 31,	2019	2018	2017
Return on common equity	5.3%	0.0%	(8.4)%
Adjusted return on common equity	8.3	2.1	4.1

		December 31,	December 31,
(in millions, except per common share data)		2019	2018
Balance sheet data:
Total assets		$525,064	$491,984
Long-term debt and debt of consolidated investment entities		35,350	34,540
Total AIG shareholders’ equity		65,675	56,361
Book value per common share		74.93	65.04
Book value per common share, excluding AOCI		69.20	66.67
Adjusted book value per common share		58.89	54.95

68 AIG | 2019 Form 10-K

ITEM 7 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to adjusted pre-tax income/adjusted after-tax income attributable to AIG:

Year Ended December 31,	2019				2018				2017
		Total Tax	Non-			Total Tax	Non-			Total Tax	Non-
		(Benefit)	controlling	After		(Benefit)	controlling	After		(Benefit)	controlling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(b)	Tax	Pre-tax	Charge	Interests	Tax	Pre-tax	Charge	Interests	Tax
Pre-tax income/net income (loss)
including noncontrolling interests	$5,287	$1,166	$-	$4,169	$257	$154	$-	$61	$1,466	$7,526	$-	$(6,056)
Noncontrolling interests			(821)	(821)			(67)	(67)			(28)	(28)
Pre-tax income/net income (loss)
attributable to AIG	$5,287	$1,166	$(821)	$3,348	$257	$154	$(67)	$(6)	$1,466	$7,526	$(28)	$(6,084)
Dividends on preferred stock				22				-				-
Net income (loss) attributable to AIG
common shareholders				$3,326				$(6)				$(6,084)
Changes in uncertain tax positions and
other tax adjustments		(30)	-	30		(48)	-	48		(488)	-	488
Deferred income tax valuation allowance
(releases) charges		43	-	(43)		(21)	-	21		(43)	-	43
Impact of Tax Act		-	-	-		-	-	-		(6,687)	-	6,687
Changes in fair value of securities used to
hedge guaranteed living benefits	(194)	(40)	-	(154)	154	32	-	122	(146)	(51)	-	(95)
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	(56)	(12)	-	(44)	(6)	(3)	-	(3)	(303)	(106)	-	(197)
Changes in the fair value of equity securities	(158)	(33)	-	(125)	-	-	-	-	-	-	-	-
Unfavorable (favorable) prior year development and
related amortization changes ceded under
retroactive reinsurance agreements	(267)	(56)	-	(211)	675	142	-	533	303	106	-	197
(Gain) loss on extinguishment of debt	32	7	-	25	7	1	-	6	(5)	(2)	-	(3)
Net realized capital (gains) losses(a)	(448)	(97)	-	(351)	193	41	-	152	1,380	506	-	874
(Income) loss from discontinued operations				(48)				42				(4)
(Income) loss from divested businesses	75	9	-	66	(38)	(8)	-	(30)	(68)	(41)	-	(27)
Non-operating litigation reserves and settlements	(2)	-	-	(2)	19	4	-	15	(129)	(45)	-	(84)
Net loss reserve discount (benefit) charge	955	201	-	754	(371)	(79)	-	(292)	187	65	-	122
Pension expense related to a one-time lump sum
payment to former employees	-	-	-	-	-	-	-	-	60	21	-	39
Integration and transaction costs
associated with acquired businesses	24	5	-	19	124	26	-	98	-	-	-	-
Restructuring and other costs	218	46	-	172	395	83	-	312	413	145	-	268
Professional fees related to regulatory or
accounting changes	12	2	-	10	-	-	-	-	-	-	-	-
Noncontrolling interests primarily related to
net realized capital gains (losses) of
Fortitude Holdings' standalone results(b)			660	660			46	46			7	7
Adjusted pre-tax income/Adjusted
after-tax income attributable to
AIG common shareholders	$5,478	$1,211	$(161)	$4,084	$1,409	$324	$(21)	$1,064	$3,158	$906	$(21)	$2,231

Weighted average diluted shares outstanding				889.5				910.1				930.6
Income (loss) per common share attributable
to AIG common shareholders (diluted)				$3.74				$(0.01)				$(6.54)
Adjusted after-tax income per common
share attributable to AIG common
shareholders (diluted)(c)				$4.59				$1.17				$2.34

(a)Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

(b)Noncontrolling interests is primarily due to the 19.9 percent investment in Fortitude Holdings by an affiliate of Carlyle, which occurred in the fourth quarter of 2018. Carlyle is allocated 19.9 percent of Fortitude Holdings’ standalone financial results. Fortitude Holdings’ results are mostly eliminated in AIG’s consolidated income from continuing operations given that its results arise from intercompany transactions. Noncontrolling interests is calculated based on the standalone financial results of Fortitude Holdings. The most significant component of Fortitude Holdings’ standalone results includes the change in fair value of the embedded derivatives, which moved materially in the year due to lower rates and tightening credit spreads, and which are recorded in net realized capital gains and losses of Fortitude Holdings. In accordance with AIG's adjusted after-tax income definition, realized capital gains and losses are excluded from noncontrolling interests.

AIG | 2019 Form 10-K 69

ITEM 7 | Consolidated Results of Operations

Fortitude Holdings’ summarized financial information (standalone results) is presented below:

Year Ended December 31, 2019	Fortitude	AIG Noncontrolling
(in millions)	Holdings	Interest
Revenues	$2,359	$470
Expenses	1,890	376
Adjusted pre-tax income	469	94
Taxes on adjusted pre-tax income	98	20
Adjusted after-tax income, excluding realized capital gains	371	74

Net realized capital gains	4,216	839
Taxes on realized capital gains	886	179
After-tax net realized capital gains	3,330	660
Net income	$3,701	$734

(c)For 2017, because we reported a net loss from continuing operations attributable to AIG common shareholders, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per common share amounts. However, because we reported adjusted after-tax income attributable to AIG common shareholders, the calculation of adjusted after-tax income per diluted common share includes 22,412,682 dilutive shares.

pre-tax income Comparison for 2019 and 2018

Pre-tax income increased in 2019 compared to 2018 primarily due to:

•improvement in accident year losses in General Insurance as a result of underwriting discipline, increased use of reinsurance and a change in business mix as well as lower catastrophe losses and favorable prior year loss reserve development compared to unfavorable loss reserve development in the prior year in General Insurance;

•higher investment returns in our alternative investments portfolio due to robust equity market returns in 2019, income from an initial public offering of a holding in the private equity portfolio, and an increase in income from fixed maturity securities for which the fair value option was elected. This compares to lower returns in the prior year as a result of an increase in interest rates and widening credit spreads that occurred, lower hedge fund performance, as well as negative performance of our fair value option equity securities portfolio;

•net realized capital gains in 2019 compared to net realized capital losses in the prior year due to gains on the sales of securities and foreign exchange compared to losses on sales of securities and foreign exchange in 2018, as well as lower impairments in 2019 and losses on private equity sales in 2018. Partially offsetting these gains were derivative losses in 2019 compared to gains in 2018; and

•lower general and other operating expenses as a result of ongoing strategic initiatives to reduce costs.

These increases were partially offset by:

•a net loss reserve discount charge in 2019 compared to a loss reserve discount benefit in the prior year.

pre-tax income (loss) Comparison for 2018 and 2017

Pre-tax income decreased in 2018 compared to 2017 primarily due to:

•lower investment returns primarily driven by lower hedge fund performance, a decline in income from fixed maturity securities for which the fair value option was elected compared to higher returns on this portfolio in 2017 as a result of significant spread tightening that occurred, losses on our fair value option equities portfolio, and lower invested assets resulting from the funding of the adverse development reinsurance agreement with NICO late in the first quarter of 2017;

•a net unfavorable adjustment from the review and update of Life and Retirement actuarial assumptions compared to a net favorable adjustment in the prior year; and

•higher general operating and other expenses due to the acquisition of Validus, business growth and continued investments in business platforms.

Partially offset by:

•lower losses incurred from General Insurance operations driven by significantly lower catastrophe losses and lower unfavorable prior year loss reserve development, partially offset by higher severe losses; and

•lower net realized capital losses due to:

–Life and Retirement guaranteed living benefits, net of hedges, which reflected net realized capital gains in 2018 compared to net realized capital losses in 2017, primarily due to changes in the movement in the non-performance or “own credit” risk adjustment (NPA), which is not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results);

70 AIG | 2019 Form 10-K

ITEM 7 | Consolidated Results of Operations

–Partially offset by losses on the sale of securities in 2018 due to a decline in the credit and equity markets in the fourth quarter of 2018 compared to gains in the prior year.

U.S. Tax Reform Overview

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Act. The Tax Act reduced the statutory rate of U.S. federal corporate income tax to 21 percent and enacted numerous other changes impacting AIG and the insurance industry. Changes specific to the insurance industry include the calculation of insurance tax reserves and related transition adjustments, amortization of specified policy acquisition expenses, treatment of separate account dividends received deductions and computation of pro-ration adjustments. Provisions of the Tax Act with broader application include reductions or elimination of deductions for certain items, e.g., reductions to corporate dividends received deductions, disallowance of entertainment expenses and limitations on the deduction of certain executive compensation costs. These provisions, generally, result in an increase in AIG’s taxable income.

The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. While the U.S. tax authorities issued formal guidance, including recently issued proposed and final regulations for BEAT and other provisions of the Tax Act, there are still certain aspects of the Tax Act that remain unclear and subject to substantial uncertainties. Additional guidance is expected in future periods. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

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

INCOME TAX EXPENSE ANALYSIS

For the year ended December 31, 2019, the effective tax rate on income from continuing operations was 22.1 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to:

•tax charges of:

–$96 million net charge primarily related to the accrual of IRS interest (including interest related to uncertain tax positions),

–$82 million associated with the effect of foreign operations,

–$37 million of tax charges and related interest associated with increases in uncertain tax positions primarily related to open tax issues and audits in state and local jurisdictions

–$27 million of excess tax charges related to share based compensation payments recorded through the income statement; and

–$15 million of non-deductible transfer pricing charges;

•partially offset by tax benefits of:

–$113 million of reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities,

–$65 million of tax exempt income, and

–$44 million of valuation allowance activity related to certain foreign subsidiaries and state jurisdictions.

The effect of foreign operations is primarily related to income and losses in our foreign operations taxed at statutory tax rates different than 21 percent and foreign income subject to U.S. taxation.

AIG | 2019 Form 10-K 71

ITEM 7 | Consolidated Results of Operations

For the year ended December 31, 2018, the effective tax rate on income from continuing operations was 59.9 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to:

•tax charges of:

–$83 million net charge primarily related to the accrual of IRS interest (including interest related to uncertain tax positions),

–$62 million measurement period adjustment related to the deemed repatriation tax,

–$44 million associated with the effect of foreign operations,

–$21 million of additional U.S. taxes imposed on income of our foreign subsidiaries under international provisions of the Tax Act,

–$21 million valuation allowance activity related to certain foreign subsidiaries and state jurisdictions, and

–$29 million of non-deductible transfer pricing charges;

•partially offset by tax benefits of:

–$72 million of reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities,

–$37 million of tax exempt income, and

–$13 million of excess tax deductions related to share based compensation payments recorded through the income statement.

The effect of foreign operations is primarily related to income and losses in our foreign operations taxed at statutory tax rates different than 21 percent and foreign income subject to U.S. taxation.

For the year ended December 31, 2017, the effective tax rate on income from continuing operations was not meaningful. The effective tax rate differs from the 2017 statutory tax rate of 35 percent primarily due to:

•tax charges of:

–$6.7 billion associated with the enactment of the Tax Act discussed above,

–$660 million of tax charges and related interest associated with increases in uncertain tax positions primarily related to cross border financing transactions and other open tax issues,

–$69 million associated with the effect of foreign operations, and

–$35 million of non-deductible transfer pricing charges;

•partially offset by tax benefits of:

–$201 million of tax exempt income,

–$184 million of reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and

–$40 million of excess tax deductions related to share based compensation payments recorded through the income statement in accordance with relevant accounting literature.

The effect of foreign operations is primarily related to losses incurred in our European operations taxed at a statutory tax rate lower than 35 percent and other foreign taxes.

For additional information see Note 23 to the Consolidated Financial Statements.

72 AIG | 2019 Form 10-K

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

Years Ended December 31,
(in millions)	2019	2018	2017
Core business:
General Insurance
North America	$2,709	$(8)	$(232)
International	824	(461)	(581)
General Insurance	3,533	(469)	(813)
Life and Retirement
Individual Retirement	1,984	1,681	2,289
Group Retirement	937	933	1,004
Life Insurance	246	330	274
Institutional Markets	291	246	264
Life and Retirement	3,458	3,190	3,831
Other Operations	(1,709)	(1,584)	(1,405)
Consolidations, eliminations and other adjustments	(305)	59	75
Total Core	4,977	1,196	1,688
Legacy Portfolio	501	213	1,470
Adjusted pre-tax income	$5,478	$1,409	$3,158

AIG | 2019 Form 10-K 73

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

Financial Lines: Products include professional liability insurance for a range of businesses and risks, including D&O, mergers and acquisitions, fidelity, employment practices, fiduciary liability, cyber risk, kidnap and ransom, and errors and omissions insurance (E&O).

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

74 AIG | 2019 Form 10-K

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

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

General Insurance – North America

Commercial Lines over recent years has experienced challenging market conditions, with widespread excess capacity increasing competition and suppressing rates across multiple classes of business. However, in more recent periods we are seeing growing market support for rate increases in challenged segments where major carriers are reducing their risk appetite and market capacity is contracting as a result. We are seeing rate increases across U.S. Financial Lines and Liability segments (outside of workers’ compensation), with a common driver being higher industry-wide claims severity trends, as well as within our Property and Specialty portfolios. We continue to achieve positive rate increases across a number of lines and classes of business as a result of our disciplined underwriting strategy and focus on risk selection. Further, we continue to achieve growth in several of our Commercial Lines high margin businesses, although these market segments remain highly competitive.

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

The Commercial Lines market continues to be highly competitive, due to increased market capacity and ample availability of capital. Despite this, we continue to grow our most profitable segments and diversify our portfolio across all regions by expanding into new product lines (e.g., cyber), new client segments (e.g., middle market) and new distribution channels (e.g., digital and national brokers) while remaining a market leader in key developed and developing markets. Overall, Commercial lines are showing positive rate increases in selective products and markets where market events or withdrawal of capability have favorably impacted pricing. We are maintaining our underwriting discipline, reducing gross and net limits, increasing use of reinsurance to reduce volatility, as well as continuing our risk selection strategy to improve profitability.

Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality, portfolio diversity, and generally low volatility of the short-tailed risk in these business lines, although some product classes are exposed to catastrophe losses.

AIG | 2019 Form 10-K 75

ITEM 7 | Business Segment Operations | General Insurance

General insurance RESULTS

Years Ended December 31,				Percentage Change
(in millions)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Underwriting results:
Net premiums written	$25,092	$26,407	$25,438	(5)%		4%
Decrease in unearned premiums(a)	1,346	1,098	588	23		87
Net premiums earned	26,438	27,505	26,026	(4)		6
Losses and loss adjustment expenses incurred(b)	17,246	20,824	21,642	(17)		(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	4,482	4,596	3,765	(2)		22
Other acquisition expenses	1,292	1,385	1,388	(7)		-
Total acquisition expenses	5,774	5,981	5,153	(3)		16
General operating expenses	3,329	3,837	3,712	(13)		3
Underwriting income (loss)	89	(3,137)	(4,481)	NM		30
Net investment income	3,444	2,668	3,668	29		(27)
Adjusted pre-tax income (loss)	$3,533	$(469)	$(813)	NM	%	42%
Loss ratio(b)	65.2	75.7	83.2	(10.5)	(7.5)
Acquisition ratio	21.8	21.7	19.8	0.1	1.9
General operating expense ratio	12.6	14.0	14.3	(1.4)	(0.3)
Expense ratio	34.4	35.7	34.1	(1.3)	1.6
Combined ratio(b)	99.6	111.4	117.3	(11.8)	(5.9)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(4.8)	(10.5)	(16.1)	5.7	5.6
Prior year development, net of (additional) return premium on loss sensitive business	1.1	(1.5)	(4.0)	2.6	2.5
Adjustment for ceded premiums under reinsurance contracts related to prior accident years and other	0.1	0.3	(0.1)	(0.2)	0.4
Accident year loss ratio, as adjusted	61.6	64.0	63.0	(2.4)	1.0
Accident year combined ratio, as adjusted	96.0	99.7	97.1	(3.7)	2.6

(a)In 2018, the underwriting loss included an additional $115 million of net premium earned for multi-year policies related to earlier accident years.

(b)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

Years Ended December 31,				Percentage Change in		Percentage Change in
				U.S. dollars		Original Currency
(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019 vs. 2018	2018 vs. 2017
North America(a)(b)	$12,103	$11,383	$10,973	6%	4%	6%	4%
International(a)(c)	12,989	15,024	14,465	(14)	4	(11)	1
Total net premiums written	$25,092	$26,407	$25,438	(5)%	4%	(4)%	3%

(a)Includes $2,350 million and $500 million of Validus Net premiums written for North America in 2019 and 2018, respectively, and $810 million and $371 million of Validus Net premiums written for International in 2019 and 2018, respectively.

(b)Includes $321 million and $27 million of Glatfelter Net premiums written for North America in 2019 and 2018, respectively.

(c)As a result of the merger of AIU Insurance Company, Ltd. (AIUI Japan) and Fuji Fire and Marine Insurance Company (Fuji), Fuji’s fiscal reporting period was conformed to that of AIUI Japan (Japan Merger Impact). Therefore, 2018 included approximately $300 million for two additional months of Net premiums written.

76 AIG | 2019 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

The following tables present General Insurance accident year catastrophes by geography(a) and number of events:

Catastrophes(b)

	# of		North
(in millions)	Events		America	International	Total
Year Ended December 31, 2019
Flooding and rainstorms	3		$20	$13	$33
Windstorms and hailstorms	26		792	340	1,132
Wildfire	3		59	10	69
Civil Disorders	2		-	23	23
Reinstatement premiums	-		(8)	29	21
Total catastrophe-related charges	34		$863	$415	$1,278
Year Ended December 31, 2018
Flooding and rainstorms	3		$16	$154	$170
Windstorms and hailstorms	23		1,123	791	1,914
Wildfire	5		712	4	716
Earthquakes	3		19	82	101
Volcanic eruptions	1		16	2	18
Reinstatement premiums	-		(33)	(1)	(34)
Total catastrophe-related charges	35		$1,853	$1,032	$2,885
Year Ended December 31, 2017
Flooding and rainstorms	-	(c)	$962	$158	$1,120
Windstorms and hailstorms	21		1,771	682	2,453
Wildfire	2		562	10	572
Earthquakes	1		-	41	41
Reinstatement premiums	-		(23)	-	(23)
Total catastrophe-related charges	24		$3,272	$891	$4,163

(a)Geography: North America primarily includes insurance businesses in the United States, Canada and Bermuda. International includes regional insurance businesses in Japan, the United Kingdom, Europe, Asia Pacific, Latin America and Caribbean, Middle East and Africa, and China. General Insurance results are presented before consideration of internal reinsurance agreements.

(b) Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and man-made catastrophe losses, such as terrorism and civil disorders that exceed the $10 million threshold.

(c)Flooding events reported in 2017 are a subset of windstorm events.

AIG | 2019 Form 10-K 77

ITEM 7 | Business Segment Operations | General Insurance

North America Results

Years Ended December 31,				Percentage Change
(in millions)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Underwriting results:
Net premiums written	$12,103	$11,383	$10,973	6%		4%
(Increase) decrease in unearned premiums(a)	750	931	482	(19)		93
Net premiums earned	12,853	12,314	11,455	4		7
Losses and loss adjustment expenses incurred(b)	9,226	10,776	11,646	(14)		(7)
Acquisition expenses:
Amortization of deferred policy acquisition costs	2,008	1,859	1,305	8		42
Other acquisition expenses	488	515	485	(5)		6
Total acquisition expenses	2,496	2,374	1,790	5		33
General operating expenses	1,351	1,477	1,396	(9)		6
Underwriting loss(a)	(220)	(2,313)	(3,377)	90		32
Net investment income	2,929	2,305	3,145	27		(27)
Adjusted pre-tax income (loss)	$2,709	$(8)	$(232)	NM	%	97%
Loss ratio(b)	71.8	87.5	101.7	(15.7)	(14.2)
Acquisition ratio	19.4	19.3	15.6	0.1	3.7
General operating expense ratio	10.5	12.0	12.2	(1.5)	(0.2)
Expense ratio	29.9	31.3	27.8	(1.4)	3.5
Combined ratio(b)	101.7	118.8	129.5	(17.1)	(10.7)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(6.8)	(15.1)	(28.7)	8.3	13.6
Prior year development, net of (additional) return premium on loss sensitive business	1.8	(3.1)	(3.6)	4.9	0.5
Adjustment for ceded premiums under reinsurance contracts related to prior accident years and other	0.3	0.8	(0.3)	(0.5)	1.1
Accident year loss ratio, as adjusted	67.1	70.1	69.1	(3.0)	1.0
Accident year combined ratio, as adjusted	97.0	101.4	96.9	(4.4)	4.5

(a)In 2018, the underwriting loss included an additional $115 million of net premium earned for multi-year policies related to earlier accident years.

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

We recorded adjusted pre-tax income in 2019 compared to an adjusted pre-tax loss in the prior year, primarily due to lower loss ratio, higher net investment income and lower general operating expenses as a result of ongoing efforts to reduce expenses. The loss ratio decreased due to lower catastrophe losses, favorable prior year loss reserve development compared to unfavorable loss reserve development in the prior year and lower current accident year loss ratio, as adjusted.

Net premiums written increased in the year ended December 31, 2019 compared to the prior year due to the inclusion of the Validus and Glatfelter acquisitions as well as growth within the Validus business, partially offset by underwriting actions taken to reposition our portfolio and to maintain pricing discipline and higher ceded premiums due to the changes in 2019 reinsurance programs.

For a discussion of 2019 reinsurance programs see MD&A - Enterprise Risk Management.

78 AIG | 2019 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

North America Adjusted Pre-Tax Income (Loss) (in millions)

2019 and 2018 Comparison

Adjusted pre-tax income in 2019 compared to adjusted pre-tax loss in 2018 reflected:

•significantly lower catastrophe losses;

•increase in net investment income reflecting higher returns on alternative investments, change in fair value of equity securities in 2018 and improved performance of fixed income securities;

•favorable prior year loss reserve development in 2019 compared to unfavorable prior year loss reserve development in 2018;

•the lower accident year loss ratio, as adjusted primarily driven by a change in business mix including the Validus and Glatfelter acquisitions, improved new business and renewal terms, reduced net severity of loss events and changes in 2019 reinsurance programs which have reduced volatility; and

•lower general operating expenses as a result of ongoing expense reduction initiatives.

North America Adjusted Pre-Tax Income (Loss) (in millions)

2018 and 2017 Comparison

Adjusted pre-tax loss decreased primarily due to:

•significantly lower catastrophe losses; and

•lower unfavorable prior year loss reserve development.

These were partially offset by:

•lower investment returns on alternative investments, primarily driven by less robust private equity and hedge fund performance compared to 2017, and a decline in income from securities for which the fair value option was elected as well as lower interest and dividends due to lower invested assets resulting from the first quarter 2017 funding of the adverse development reinsurance agreement with NICO;

•higher severe losses;

•higher acquisition ratio primarily driven by changes in portfolio mix, higher insurance taxes, licenses and fees, and changes in the 2018 reinsurance programs; and

•higher general operating expenses due to the inclusion of the Validus and Glatfelter acquisition; however general operating expense ratio decreased slightly.

AIG | 2019 Form 10-K 79

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

North America Net Premiums Written (in millions)

2018 and 2017 Comparison

Net premiums written increased primarily due to:

•growth in the Travel business within Personal Insurance;

•lower ceded premiums due to changes in the 2018 reinsurance programs; and

•the inclusion of the Validus and Glatfelter acquisitions.

This increase was partially offset by:

•lower production primarily in Property, Programs business, and D&O products within Financial Lines mainly due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline; and

•exiting of certain businesses in Accident & Health in 2017.

80 AIG | 2019 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

North America Combined Ratios

2019 and 2018 Comparison

The decrease in the combined ratio reflected a decrease in both the loss ratio and the expense ratio.

The decrease in the loss ratio reflected:

•lower accident year loss ratio, as adjusted, primarily driven by a change in business mix including the Validus and Glatfelter acquisitions, improved new business and renewal terms, reduced net severity of loss events and changes in 2019 reinsurance programs which have reduced volatility;

•significantly lower catastrophe losses; and

•favorable prior year loss reserve development compared to unfavorable loss reserve development in the prior year.

The decrease in the expense ratio reflected lower general operating expense ratio driven by ongoing expense reduction initiatives.

North America Combined Ratios

2018 and 2017 Comparison

The decrease in the combined ratio reflected a decrease in the loss ratio partially offset by an increase in the expense ratio.

The decrease in the loss ratio reflected:

•significantly lower catastrophe losses; and

•lower unfavorable prior year loss reserve development.

These decreases in the loss ratio were partially offset by a higher current accident year loss ratio, as adjusted, driven primarily by higher severe losses.

The increase in the expense ratio reflected a higher acquisition ratio primarily due to changes in portfolio mix, higher insurance taxes, licenses and fees, and changes in the 2018 reinsurance programs.

AIG | 2019 Form 10-K 81

ITEM 7 | Business Segment Operations | General Insurance

International Results

Years Ended December 31,				Percentage Change
(in millions)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Underwriting results:
Net premiums written	$12,989	$15,024	$14,465	(14)%		4%
Decrease in unearned premiums	596	167	106	257		58
Net premiums earned	13,585	15,191	14,571	(11)		4
Losses and loss adjustment expenses incurred	8,020	10,048	9,996	(20)		1
Acquisition expenses:
Amortization of deferred policy acquisition costs	2,474	2,737	2,460	(10)		11
Other acquisition expenses	804	870	903	(8)		(4)
Total acquisition expenses	3,278	3,607	3,363	(9)		7
General operating expenses	1,978	2,360	2,316	(16)		2
Underwriting income (loss)(a)	309	(824)	(1,104)	NM		25
Net investment income	515	363	523	42		(31)
Adjusted pre-tax income (loss)	$824	$(461)	$(581)	NM	%	21%
Loss ratio	59.0	66.1	68.6	(7.1)	(2.5)
Acquisition ratio	24.1	23.7	23.1	0.4	0.6
General operating expense ratio	14.6	15.5	15.9	(0.9)	(0.4)
Expense ratio	38.7	39.2	39.0	(0.5)	0.2
Combined ratio	97.7	105.3	107.6	(7.6)	(2.3)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.9)	(6.8)	(6.1)	3.9	(0.7)
Prior year development, net of (additional) return premium on loss sensitive business	0.3	(0.2)	(4.3)	0.5	4.1
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	-	-	-	NM	NM
Accident year loss ratio, as adjusted	56.4	59.1	58.2	(2.7)	0.9
Accident year combined ratio, as adjusted	95.1	98.3	97.2	(3.2)	1.1

(a)As a result of the Japan Merger Impact, 2018 includes two additional months of operating earnings increasing Net premiums written, Net premiums earned, Losses and loss adjustment expenses incurred, and Adjusted pre-tax income by approximately $300 million, $300 million, $200 million and $15 million, respectively.

Business and Financial Highlights

The International General Insurance business is focused on further improving underwriting margins and profits through underwriting excellence, improved efficiency, and growing in profitable segments and geographies supported by our targeted growth strategy.

We recorded adjusted pre-tax income in 2019 compared to an adjusted pre-tax loss in the prior year primarily due to lower catastrophe losses, lower accident year loss ratio, as adjusted, lower general operating expenses, higher net investment income and inclusion of the Validus acquisition.

Net premiums written, excluding the impact of foreign exchange, decreased in 2019 compared to the prior year due to lower Accident & Health business in Asia Pacific, underwriting actions to maintain pricing discipline, Japan Merger Impact in 2018 and higher ceded premiums due to changes in 2019 reinsurance programs, partially offset by inclusion of the Validus acquisition and profitable business growth across lines and geographies.

82 AIG | 2019 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

International Adjusted Pre-Tax Income (Loss) (in millions)

2019 and 2018 Comparison

Adjusted pre-tax income in 2019 compared to adjusted pre-tax loss in 2018 primarily reflected:

•lower catastrophe losses;

•lower general operating expense driven by the Japan Merger Impact in 2018 and ongoing expense optimization initiatives;

•lower accident year loss ratio, as adjusted primarily driven by reduced net severity of loss events;

•higher net investment income driven by prior year weaker market performance of equity securities for which the fair value option was elected as well as higher income from fixed income securities;

•inclusion of the Validus acquisition; and

•favorable prior year loss reserve development in 2019 compared to unfavorable prior year loss reserve development in 2018.

International Adjusted Pre-Tax Income (Loss) (in millions)

2018 and 2017 Comparison

Adjusted pre-tax loss decreased primarily due to significantly lower unfavorable prior year loss reserve development.

This decrease was partially offset by:

•higher catastrophe losses;

•higher current accident year loss ratio, as adjusted, driven primarily by higher severe losses; and

•lower net investment income driven by weaker market performance of equity securities for which the fair value option was elected, a decrease in alternative investments portfolio holdings and lower income from equity method investments.

AIG | 2019 Form 10-K 83

ITEM 7 | Business Segment Operations | General Insurance

International Net Premiums Written (in millions)

2019 and 2018 Comparison

Net premiums written, excluding the impact of foreign exchange, decreased due to:

•lower Accident & Health business in Asia Pacific;

•lower production primarily due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline, partially offset by profitable business growth across lines and geographies;

•the Japan Merger Impact in 2018; and

•higher ceded premiums due to changes in 2019 reinsurance program.

This decrease was partially offset by:

•inclusion of the Validus acquisition

International Net Premiums Written (in millions)

2018 and 2017 Comparison

Net premiums written, excluding the impact of foreign exchange, increased due to:

•growth in Accident & Health and Personal Lines business in Asia Pacific and in the Financial Lines business in Europe;

•inclusion of the Validus acquisition; and

•the Japan Merger Impact.

This increase was partially offset by:

•sale of certain insurance operations and assets to Fairfax;

•lower business production in Japan because of delayed product introduction related to the Japan Merger Impact and exit from unprofitable distribution channels;

•higher ceded premiums due to changes in 2018 reinsurance programs; and

•lower production primarily driven by portfolio remediation efforts.

84 AIG | 2019 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

International Combined Ratios

2019 and 2018 Comparison

The decrease in the combined ratio reflected a decrease in both the loss ratio and expense ratio.

This decrease in the loss ratio was primarily driven by:

•lower catastrophe losses; and

•lower accident year loss ratio, as adjusted primarily driven by reduced net severity of loss events.

This decrease in the expense ratio reflected a lower general operating expense ratio driven by ongoing expense optimization initiatives partially offset by a higher acquisition ratio mainly due to changes in business mix.

International Combined Ratios

2018 and 2017 Comparison

The decrease in the combined ratio reflected a lower loss ratio partially offset by a slightly higher expense ratio.

This decrease in the loss ratio was primarily driven by significantly lower unfavorable prior year loss reserve development partially offset by:

•a higher current accident year loss ratio, as adjusted, driven primarily by higher severe losses; and

•higher catastrophe losses.

The slight increase in the expense ratio was primarily driven by a higher acquisition ratio mainly due to changes in business mix combined with changes in 2018 reinsurance programs.

AIG | 2019 Form 10-K 85

ITEM 7 | Business Segment Operations | Life and Retirement

Life and Retirement

PRODUCTS AND DISTRIBUTION

Variable Annuities: Products include variable annuities that offer a combination of growth potential, death benefit features and income protection features. Variable annuities are distributed primarily through banks, wirehouses, and regional and independent broker-dealers.

Index Annuities: Products include fixed index annuities that provide growth potential based in part on the performance of a market index. Certain fixed index annuity products offer optional income protection features. Fixed index annuities are distributed primarily through banks, broker-dealers, independent marketing organizations and independent insurance agents.

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

86 AIG | 2019 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Federal Home Loan Bank (FHLB) Funding Agreements are issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments. Funding agreements are issued by our U.S. Life and Retirement companies to FHLBs in their respective districts at fixed or floating rates over specified periods, which can be prepaid at our discretion. Proceeds are generally invested in fixed income securities and other suitable investments to generate spread income. These investment contracts do not have mortality or morbidity risk and are similar to GICs.

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

Deliver Value Creation and Manage Capital by striving to deliver solid earnings through disciplined pricing, sustainable underwriting improvements, expense efficiency, and diversification of risk, while optimizing capital allocation and efficiency within insurance entities to enhance return on common equity.

AIG | 2019 Form 10-K 87

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

•increased competition in our primary markets, including aggressive pricing of annuities by private equity-backed annuity writers, increased competition and consolidation of employer groups in the group retirement planning market, and competitors with different profitability targets in the pension risk transfer space as well as other product lines;

•increasingly complex new and proposed regulatory requirements, which have affected industry growth and costs; and

•upgrading our technology and underwriting processes while managing general operating expenses.

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our specific operating segments:

Individual Retirement

Increasing life expectancy and reduced expectations for traditional retirement income from defined benefit programs and fixed income securities are leading Americans to seek additional financial security as they approach retirement. The strong demand for individual index and fixed deferred annuities with guaranteed income features has attracted increased competition in this product space. In response to the continued low interest rate environment, which has added pressure to profit margins, we have developed guaranteed income benefits for variable, fixed index, and fixed deferred annuities with margins that are less sensitive to the level of interest rates.

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

88 AIG | 2019 Form 10-K

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

life and retirement RESULTS

Years Ended December 31,				Percentage Change
(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Premiums	$3,600	$2,592	$4,046	39%	(36)%
Policy fees	2,893	2,669	2,798	8	(5)
Net investment income	8,461	7,922	7,816	7	1
Advisory fee and other income	911	953	926	(4)	3
Total adjusted revenues	15,865	14,136	15,586	12	(9)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,528	4,179	5,247	32	(20)
Interest credited to policyholder account balances	3,599	3,513	3,360	2	5
Amortization of deferred policy acquisition costs	650	680	743	(4)	(8)
General operating and other expenses*	2,472	2,412	2,296	2	5
Interest expense	158	162	109	(2)	49
Total benefits, losses and expenses	12,407	10,946	11,755	13	(7)
Adjusted pre-tax income	$3,458	$3,190	$3,831	8%	(17)%

*Includes general operating expenses, non-deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

For information on the impact of actuarial assumptions on our Life and Retirement results, see Insurance Reserves – Life and Annuity Reserves and DAC – Update of Actuarial Assumptions.

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

AIG | 2019 Form 10-K 89

ITEM 7 | Business Segment Operations | Life and Retirement

Individual Retirement Results

Years Ended December 31,				Percentage Change
(in millions)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Revenues:
Premiums	$104	$52	$91	100%		(43)%
Policy fees	811	804	767	1		5
Net investment income	4,133	3,827	4,013	8		(5)
Advisory fee and other income	606	655	643	(7)		2
Benefits and expenses:
Policyholder benefits and losses incurred	409	261	161	57		62
Interest credited to policyholder account balances	1,730	1,679	1,616	3		4
Amortization of deferred policy acquisition costs	449	630	415	(29)		52
Non deferrable insurance commissions	318	324	308	(2)		5
Advisory fee expenses	219	238	241	(8)		(1)
General operating expenses	468	443	426	6		4
Interest expense	77	82	58	(6)		41
Adjusted pre-tax income	$1,984	$1,681	$2,289	18%		(27)%
Fixed Annuities base net investment spread:
Base yield*	4.54%	4.60%	4.80%	(6)	bps	(20)	bps
Cost of funds	2.68	2.65	2.65	3		-
Fixed Annuities base net investment spread	1.86%	1.95%	2.15%	(9)	bps	(20)	bps

*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

Business and Financial Highlights

The market environment continues to reflect uncertainties in the annuity business resulting from a sustained low interest rate environment. Interest rates declined in 2019 and are near historical lows. Excluding prior year deposits from FHLB funding agreements, premiums and deposits increased in 2019 compared to the prior year. Net flows in 2019 remained negative but improved compared to the prior year primarily due to higher deposits driven by increased Fixed and Index Annuities sales, offset by lower sales for the Variable Annuities and Retail Mutual Funds. Premiums and deposits improved in 2018 compared to 2017. Premiums and deposits in 2018 included deposits from FHLB funding agreements. Net flows in 2018 deteriorated compared to 2017 and continued to be negative primarily due to higher surrenders and withdrawals, mainly in Retail Mutual Funds.

Adjusted pre-tax income increased in 2019 compared to the prior year, primarily driven by decreases in Variable Annuity DAC amortization and reserves due to stronger equity market performances, growth in income from base portfolio due to higher invested assets, higher gains on securities for which the fair value option was elected, and prior year DAC and reserve model adjustments. Partially offsetting these increases were lower Variable Annuity policy and advisory fee income, net of expenses due to Variable Annuity and Retail Mutual Fund negative net flows. Adjusted pre-tax income decreased in 2018 compared to 2017 as a result of decreased Fixed Annuity base spread income primarily due to lower reinvestment yields and decreased gains on securities for which the fair value option was elected, and higher Variable Annuity DAC amortization and reserves due to lower equity market performance. Partially offsetting these decreases were higher policy and advisory fees, and increased base spread income for Index Annuities.

90 AIG | 2019 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income (in millions)

2019 and 2018 Comparison

Adjusted pre-tax income increased primarily due to:

•higher net investment returns including growth in income from base net investment spread due to higher invested assets, driven by increased sales, higher gains on securities for which the fair value option was elected, and income from an initial public offering of a holding in the private equity portfolio, partially offset by lower affordable housing returns, and prior-year non-recurring payments on structured securities; and

•stronger equity market performance, which contributed to decreases in Variable Annuity DAC amortization and reserves, prior year DAC and reserve model adjustment, and lower Fixed Annuity DAC amortization due to lower surrenders, partially offset by higher Index Annuity DAC amortization and reserves driven by growth in sales and DAC model adjustments.

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

Individual Retirement Adjusted Pre-Tax Income (in millions)

2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•a net unfavorable adjustment from the review and update of actuarial assumptions of $52 million in 2018, compared to a net favorable adjustment of $242 million in the prior year;

•a decline in net investment income, primarily from lower gains on fixed maturity securities for which the fair value option was elected when compared to 2017 where returns were higher as a result of significant spread tightening that occurred and lower bond call and tender income;

•a decline in Fixed Annuity base spread income primarily driven by lower reinvestment yields and volumes; and

•higher Variable Annuity DAC amortization and reserves due to lower equity market performance.

Partially offsetting these decreases were:

•higher Index Annuity base portfolio income reflecting growth in assets from increased sales; and

•higher policy fees primarily driven by asset growth in Index and Variable Annuities.

AIG | 2019 Form 10-K 91

ITEM 7 | Business Segment Operations | Life and Retirement

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums increased in 2019 compared to the prior year. Premiums decreased in 2018 compared to 2017, primarily due to increased market rates competition.

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

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2019	2018	2017
Premiums	$104	$52	$91
Deposits	14,804	15,577	11,819
Other	(9)	(8)	(4)
Premiums and deposits	$14,899	$15,621	$11,906

The following table presents surrenders as a percentage of average reserves:

Years Ended December 31,	2019	2018	2017
Surrenders as a percentage of average reserves
Fixed Annuities	7.3%	8.2%	6.7%
Variable and Index Annuities	6.4	6.5	6.0

The following table presents reserves for Fixed Annuities and Variable and Index Annuities by surrender charge category:

At December 31,	2019		2018
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$27,804	$24,393	$30,036	$19,036
Greater than 0% - 2%	2,059	9,397	1,037	6,229
Greater than 2% - 4%	3,209	15,296	2,429	9,781
Greater than 4%	16,453	31,833	15,217	33,244
Non-surrenderable	1,664	525	1,608	474
Total reserves	$51,189	$81,444	$50,327	$68,764

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For Fixed Annuities, the proportion of reserves subject to surrender charge at December 31, 2019 has increased compared to December 31, 2018 due to improved net flows driven by higher Fixed Annuity sales, combined with fewer policyholders reaching the end of the surrender charge period in 2019 compared to 2018. The increase in reserves with no surrender charge for Variable and Index Annuities at December 31, 2019 compared to December 31, 2018 is due to normal aging of business.

92 AIG | 2019 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows (in millions)

2019 and 2018 Comparison

•Fixed Annuities premiums and deposits increased primarily due to higher broker dealer and Independent Market Organization (IMO) distribution sales driven by increased sales of products with living benefit features. Net flows improved primarily due to higher premiums and deposits, and lower surrenders.

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

•Funding Agreements premiums and deposits in 2018 reflected deposits from the FHLB funding agreements, which were excluded from reported net flows.

•Retail Mutual Funds net flows remained negative and deteriorated reflecting lower deposits, offset by lower surrenders and withdrawals due to industry trends in the U.S. and the impact of underperformance within our largest fund.

AIG | 2019 Form 10-K 93

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

•Funding Agreements premiums and deposits in 2018 reflected deposits from FHLB funding agreements, which were excluded from reported net flows.

•Retail Mutual Funds net flows remained negative and deteriorated reflecting lower deposits and higher withdrawals due to continued negative industry trends in U.S. equity actively managed funds and the impact of underperformance within our largest fund.

94 AIG | 2019 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Group Retirement Results

Years Ended December 31,				Percentage Change
(in millions)	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
Revenues:
Premiums	$16	$34	$27	(53)%		26%
Policy fees	429	446	427	(4)		4
Net investment income	2,240	2,172	2,164	3		-
Advisory fee and other income	262	239	230	10		4
Benefits and expenses:
Policyholder benefits and losses incurred	65	85	74	(24)		15
Interest credited to policyholder account balances	1,147	1,122	1,115	2		1
Amortization of deferred policy acquisition costs	81	95	84	(15)		13
Non deferrable insurance commissions	114	117	108	(3)		8
Advisory fee expenses	103	91	83	13		10
General operating expenses	456	406	348	12		17
Interest expense	44	42	32	5		31
Adjusted pre-tax income	$937	$933	$1,004	-%		(7)%
Base net investment spread:
Base yield*	4.53%	4.50%	4.53%	3	bps	(3)	bps
Cost of funds	2.72	2.73	2.76	(1)		(3)
Base net investment spread	1.81%	1.77%	1.77%	4	bps	-	bps

*Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. However, external factors, including increased competition and the consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement’s customer retention. Excluding deposits from FHLB funding agreement, premiums and deposits decreased in 2019 compared to the prior year. Net flows remained negative but improved in 2019 compared to the prior year primarily due to lower surrenders partially offset by decreased deposits. Premiums and deposits increased in 2018 compared to 2017. Premiums and deposits in 2018 included deposits from FHLB funding agreement. Net flows deteriorated in 2018 compared to 2017 and continued to be negative primarily due to higher surrenders, partially offset by increased premiums and deposits in 2018.

Adjusted pre-tax income remained relatively flat in 2019 compared to the prior year. The slight increase was primarily driven by an increase in base net investment spread primarily due to higher average invested assets, lower Variable Annuity DAC amortization and reserves due to stronger equity market performance and higher investment returns in our alternative investment portfolio due to gains from an initial public offering of a holding in the private equity portfolio in the second quarter of 2019 and gains on securities for which the fair value option was elected. Partially offsetting these increases were higher general operating expenses, prior year receipt of non-recurring payments on structured securities, and a net unfavorable adjustment from the review and update of actuarial assumptions compared to a net favorable adjustment in the prior year. Adjusted pre-tax income decreased in 2018 compared to 2017 due to increases in general operating expenses and higher variable annuity DAC amortization and reserves due to lower equity market performance partially offset by higher policy fees and net investment income.

AIG | 2019 Form 10-K 95

ITEM 7 | Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income (in millions)

2019 and 2018 Comparison

Adjusted pre-tax income increased primarily due to:

•an increase in base net investment spread primarily due to higher average invested assets;

•lower variable annuity DAC amortization and reserves due to stronger equity market performance; and

•higher net investment returns in our alternative investment portfolio, including income from an initial public offering of a holding in the private equity portfolio and higher gains on securities for which the fair value option was elected, partially offset by the prior year receipt of non-recurring payments on structured securities and lower returns on affordable housing income.

Partially offsetting these increases were:

•a net unfavorable adjustment from the review and update of actuarial assumptions compared to a net favorable adjustment in the prior year; and

•higher general operating expenses primarily due to continued investment in people and technology.

Group Retirement Adjusted Pre-Tax Income (in millions)

2018 and 2017 Comparison

Adjusted pre-tax income decreased primarily due to:

•higher general operating expenses, which reflected continued investments in people and technology, and higher legal expenses; and

•higher Variable Annuity DAC amortization and reserves due to lower equity market performance.

Partially offsetting these decreases were:

•higher policy and advisory fees, net of expenses, primarily driven by growth in assets; and

•higher net investment income, primarily from the receipt of non-recurring payments on structured securities and higher commercial mortgage loan prepayments, partially offset by lower gains on fixed maturity securities for which the fair value option was elected when compared to 2017 where returns were higher as a result of significant spread tightening that occurred.

96 AIG | 2019 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in 2019, which primarily represents immediate annuities, decreased compared to 2018 and 2017. Overall, premiums are not a significant driver of the Group Retirement results.

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

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2019	2018	2017
Premiums	$16	$34	$27
Deposits	8,330	8,605	7,523
Premiums and deposits	$8,346	$8,639	$7,550

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

Years Ended December 31,	2019	2018	2017
Surrenders as a percentage of average reserves and mutual funds	10.7%	11.3%	8.6%

The following table presents reserves for Group Retirement annuities by surrender charge category:

At December 31,
(in millions)	2019	(a)	2018	(a)
No surrender charge(b)	$71,912		$65,500
Greater than 0% - 2%	1,140		650
Greater than 2% - 4%	672		1,115
Greater than 4%	6,038		5,868
Non-surrenderable	614		612
Total reserves	$80,376		$73,745

(a)Excludes mutual fund assets under administration of $21.7 billion and $17.9 billion at December 31, 2019 and 2018, respectively.

(b)Group Retirement amounts in this category include General Account reserves of approximately $6.2 billion and $6.3 billion at December 31, 2019 and 2018, respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and General Account reserves of $5.4 billion and $4.7 billion at December 31, 2019 and 2018, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.

Group Retirement annuities are typically subject to a five- to seven-year surrender charge period, depending on the product. At December 31, 2019, Group Retirement annuity reserves increased compared to December 31, 2018 primarily due to higher equity market performance. The surrender rate in 2019 decreased due to fewer large plan surrenders compared to the prior year.

AIG | 2019 Form 10-K 97

ITEM 7 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows (in millions)

2019 and 2018 Comparison

Net flows remained negative but improved primarily due to lower surrenders partially offset by decreased deposits. There were approximately $1.3 billion of large plan surrenders for 2019 compared to approximately $1.6 billion of large plan surrenders for 2018. External factors including consolidation of healthcare providers and other employers in target markets continue to impact Group Retirement customer retention. Premiums and deposits in 2018 reflected deposits from FHLB funding agreement, which were excluded from reported net flows.

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

98 AIG | 2019 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Life Insurance Results

Years Ended December 31,				Percentage Change
(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Premiums	$1,619	$1,554	$1,530	4%	2%
Policy fees	1,488	1,258	1,430	18	(12)
Net investment income	1,203	1,137	1,044	6	9
Other income	42	58	52	(28)	12
Benefits and expenses:
Policyholder benefits and losses incurred	2,892	2,619	2,444	10	7
Interest credited to policyholder account balances	369	374	376	(1)	(1)
Amortization of deferred policy acquisition costs	115	(50)	239	NM	NM
Non deferrable insurance commissions	93	89	109	4	(18)
General operating expenses	611	620	601	(1)	3
Interest expense	26	25	13	4	92
Adjusted pre-tax income	$246	$330	$274	(25)%	20%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Results for 2019 reflect growth in international life, health and group premiums primarily due to the acquisition of Ellipse in the UK. On December 31, 2018, AIG Life Ltd., a U.K. AIG Life and Retirement company, completed the acquisition of Ellipse, a specialist provider of group life risk protection in the U.K. Adjusted pre-tax income decreased in 2019 compared to the prior year primarily due to prior year favorable actuarial adjustments to universal life and prior year favorable ceded premium reinsurance adjustments, current period unfavorable reinsurance valuation allowance adjustment and less favorable mortality. Partially offsetting these decreases were higher gains on calls and higher net investment income including gains on alternative investments due to higher private equity income. Results for 2018 reflect growth in universal life deposits, and growth in term and international life and health premiums, offset by lower group benefits premiums. Adjusted pre-tax income increased in 2018 compared to 2017 primarily due to higher net investment income driven by growth in invested assets, favorable mortality, and actuarial reserve and reinsurance refinements, offset by higher general operating expenses.

Life Insurance Adjusted Pre-Tax Income (in millions)

2019 and 2018 Comparison

Adjusted pre-tax income decreased primarily due to:

•prior year favorable U.S. reserve and reinsurance adjustments and an unfavorable reinsurance valuation allowance adjustment in 2019; and

•less favorable mortality experience in the U.S.

Partially offsetting these decreases were:

•higher investment income primarily due to higher base portfolio income driven by growth in invested assets, higher returns in our alternative investment portfolio, including income from an initial public offering of a holding in the private equity portfolio, and higher gains on calls.

AIG | 2019 Form 10-K 99

ITEM 7 | Business Segment Operations | Life and Retirement

Life Insurance Adjusted Pre-Tax Income (in millions)

2018 and 2017 Comparison

Adjusted pre-tax income increased primarily due to:

•favorable reserve and reinsurance refinements;

•higher net investment income primarily due to increases in base portfolio income driven by growth in invested assets and higher alternative returns; and

•favorable mortality.

Partially offsetting these increases were:

•a net unfavorable adjustment from the annual review and update of actuarial assumptions of $63 million compared to a net favorable adjustment in the prior year for $29 million; and

•higher general operating expenses primarily due to growth in international life offset by a reduction in group benefits expenses. In addition, prior-year general operating expenses were reduced by the impact of new business reinsurance.

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life, international life and health and group benefits. Premiums, excluding the effect of foreign exchange, increased in 2019 compared to 2018 and 2017. Premiums for 2018 included favorable ceded premium reinsurance refinements in domestic life business. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2019	2018	2017
Premiums	$1,619	$1,554	$1,530
Deposits	1,659	1,649	1,518
Other	808	711	707
Premiums and deposits	$4,086	$3,914	$3,755

100 AIG | 2019 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits (in millions)

Premiums and deposits, excluding the effect of foreign exchange, increased in 2019 compared to 2018 primarily due to growth in domestic term life and international life, including the acquisition of Ellipse in the U.K. These increases were partially offset by lower U.S. group premiums as a result of the strategic decision to refocus the business at the end of 2016.

Premiums and deposits, excluding the effect of foreign exchange, increased in 2018 compared to 2017, primarily due to growth in universal life, term life and international life and health, including assumed premiums on business distributed by Laya Healthcare. This increase was partially offset by lower group benefits premiums.

Institutional markets Results

Years Ended December 31,				Percentage Change
(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Premiums	$1,861	$952	$2,398	95%	(60)%
Policy fees	165	161	174	2	(7)
Net investment income	885	786	595	13	32
Other income	1	1	1	-	-
Benefits and expenses:
Policyholder benefits and losses incurred	2,162	1,214	2,568	78	(53)
Interest credited to policyholder account balances	353	338	253	4	34
Amortization of deferred policy acquisition costs	5	5	5	-	-
Non deferrable insurance commissions	28	28	28	-	-
General operating expenses	62	56	44	11	27
Interest expense	11	13	6	(15)	117
Adjusted pre-tax income	$291	$246	$264	18%	(7)%

Business and Financial Highlights

Institutional Markets continued to opportunistically grow its portfolio, which drove the increase in net investment income over recent years. Product distribution continues to be strong and the business is focused on maintaining pricing discipline to achieve attractive risk adjusted returns.

AIG | 2019 Form 10-K 101

ITEM 7 | Business Segment Operations | Life and Retirement

Institutional Markets Adjusted Pre-Tax Income (in millions)

2019 and 2018 Comparison

Increase in premiums and policyholder benefits were primarily due to pension risk transfer business written during 2018 and 2019. Growth in reserves and AUM drove the increase in net investment income with similar impact to policyholder benefits and interest credited.

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

Adjusted pre-tax income decreased primarily due to:

•a decrease in policy fees due to lower stable value wrap notional amounts; and

•higher general operating expenses due to investment in business growth.

102 AIG | 2019 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums increased in 2019 compared to the prior year primarily driven by the pension risk transfer business written in 2019. Premiums decreased in 2018 compared to 2017 primarily driven by the pension risk transfer business written in 2017.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct premiums as well as deposits received on investment-type annuity contracts, including GICs. Deposits also include FHLB funding agreements.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2019	2018	2017
Premiums	$1,861	$952	$2,398
Deposits	867	2,015	1,821
Other	30	65	28
Premiums and deposits	$2,758	$3,032	$4,247

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits (in millions)

Premiums and deposits decreased in 2019 compared to the prior year due to lower deposits offset by higher pension risk transfer sales. Deposits in 2018 include $1.4 billion of FHLB agreements. The shift in premium and deposit mix is consistent with Institutional Markets’ strategy to opportunistically grow and diversify its portfolio.

Premiums and deposits decreased in 2018 compared to 2017 due to lower sales in pension risk transfer and structured settlements, partially offset by $1.4 billion in FHLB funding agreements.

AIG | 2019 Form 10-K 103

ITEM 7 | Business Segment Operations | Other Operations

Other Operations

Other Operations consists of income from assets held by AIG Parent and other corporate subsidiaries, general operating expenses not attributable to AIG reporting segments, certain compensation expenses attributable to Other Operations and reporting segments, amortization of value of distribution network acquired related to the Validus and Glatfelter acquisitions, and interest expense attributable to AIG long-term debt as well as debt associated with consolidated investment entities. Other Operations also includes Blackboard – a subsidiary focused on delivering commercial insurance solutions using digital technology, data analytics and automation. The results of Fuji Life, which consisted of term insurance, life insurance, endowment policies and annuities, are included in our results through April 30, 2017, the date on which it was sold.

Other Operations Results

Years Ended December 31,				Percentage Change
(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Premiums	$50	$39	$726	28%	(95)%
Net investment income(a)(b)	370	45	53	NM	(15)
Other income(b)	425	552	634	(23)	(13)
Total adjusted revenues	845	636	1,413	33	(55)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	37	39	603	(5)	(94)
Acquisition expenses:
Amortization of deferred policy acquisition costs	16	10	(9)	60	NM
Other acquisition expenses	2	1	19	100	(95)
Total acquisition expenses	18	11	10	64	10
General operating expenses	1,253	1,104	1,237	13	(11)
Interest expense:
Interest – corporate	1,043	1,013	967	3	5
Interest – other(c)	203	53	1	283	NM
Total interest expense	1,246	1,066	968	17	10
Total benefits, losses and expenses	2,554	2,220	2,818	15	(21)
Adjusted pre-tax income (loss) before consolidation and
eliminations	(1,709)	(1,584)	(1,405)	(8)	(13)
Consolidation, eliminations and other adjustments	(305)	59	75	NM	(21)
Adjusted pre-tax loss	$(2,014)	$(1,525)	$(1,330)	(32)%	(15)%

(a)Beginning in the first quarter of 2019, on a prospective basis, changes in the fair value of equity securities are excluded from adjusted pre-tax loss. For 2018 and 2017, this amount was immaterial.

(b)Beginning in the first quarter of 2019, on a prospective basis, within Other Operations, investment income from our non-insurance subsidiaries is reported in Net investment income instead of Other income to align reporting with General Insurance and Life and Retirement reporting segments. The impact of this reclassification for the twelve-months ended December 31, 2019 was $262 million. For the twelve-months ended December 31, 2018, the amount included in Other income was $165 million.

(c)Interest expense-other primarily represents interest expense on consolidated investment entities of $158 million, $11 million and $0 in 2019, 2018 and 2017, respectively, and costs of derivatives used to economically hedge foreign denominated debt of $37 million, $34 million and $0 in 2019, 2018 and 2017, respectively.

2019 and 2018 Comparison

Adjusted pre-tax loss increased primarily due to:

•higher corporate general operating expenses due to higher compensation and technology costs; and

•higher interest expenses driven by corporate debt issuances in the first quarter of 2019 and 2018, and debt associated with consolidated investment entities.

The increase in adjusted pre-tax loss was partially offset by:

•higher net investment income associated with consolidated investment entities.

104 AIG | 2019 Form 10-K

ITEM 7 | Business Segment Operations | Other Operations

2018 and 2017 Comparison

Blackboard began operations in 2018 and Fuji Life was sold on April 30, 2017. Excluding these results, adjusted pre-tax loss increased primarily due to:

•higher interest expense due to corporate debt issuances totaling $2.5 billion at the end of the first quarter of 2018; and

•lower other income as a result of income on securities for which we elected the fair value option and available for sale investments.

The increase in adjusted pre-tax loss was partially offset by:

•lower general operating expenses related to one-time payments to executive leadership in 2017.

AIG | 2019 Form 10-K 105

ITEM 7 | Business Segment Operations | Legacy Portfolio

Legacy Portfolio

Legacy Portfolio represents exited or discontinued product lines, policy forms or distribution channels. Effective February 2018, our Bermuda-domiciled composite reinsurer, Fortitude Re, is included in our Legacy Portfolio.

•Legacy Life and Retirement Run-Off Lines – Reserves consist of certain structured settlements, pension risk transfer annuities and single premium immediate annuities written prior to April 2012. Also includes exposures to whole life, long-term care and exited accident & health product lines.

•Legacy General Insurance Run-Off Lines – Reserves consist of excess workers’ compensation, environmental exposures and exposures to other products within General Insurance that are no longer actively marketed. Also includes the remaining reserves in Eaglestone Reinsurance Company (Eaglestone).

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

SALE OF FORTITUDE HOLDINGS

Fortitude Re was established during the first quarter of 2018 in connection with a series of affiliated reinsurance transactions related to our Legacy Portfolio. Those reinsurance transactions were designed to consolidate most of our Legacy Insurance Run-Off Lines into a single legal entity. As of December 31, 2019, the affiliated transactions included the cession of approximately $30.2 billion of reserves from our Legacy Life and Retirement Run-Off Lines and approximately $3.9 billion of reserves from our Legacy General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries. Fortitude Re has approximately $2.5 billion of total assets after elimination of intercompany balances, primarily managed by AIG, and is AIG’s main run-off reinsurer with its own dedicated management team. In the second quarter of 2018, we formed Fortitude Holdings to act as a holding company for Fortitude Re.

On November 13, 2018, AIG completed the sale of a 19.9 percent ownership interest in Fortitude Holdings to TCG, an affiliate of Carlyle. Upon completion of the 2018 Fortitude Sale, Fortitude Holdings owned 100 percent of the outstanding common shares of Fortitude Re and AIG had an 80.1 percent ownership interest in Fortitude Holdings. AIG received $381 million in cash and will receive up to $95 million of deferred compensation which is subject to certain purchase price adjustments. To the extent AIG does not receive all or a portion of the planned distributions within 18 months of the 2018 Fortitude Sale, TCG will pay us up to an additional $100 million. In connection with the 2018 Fortitude Sale, we agreed to certain investment commitment targets into various Carlyle strategies and to certain minimum investment management fee payments within thirty-six months following the closing. AIG also will be required to pay a proportionate amount of an agreed make-whole fee to the extent we fail to satisfy such investment commitment targets.

On November 25, 2019, AIG entered into a membership interest purchase agreement with Fortitude Holdings, Carlyle, Carlyle FRL, T&D and T&D Holdings, Inc., pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Carlyle FRL will purchase from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D will purchase from AIG a 25 percent ownership interest in Fortitude Holdings. Upon closing of the 2019 Fortitude Sale, AIG will have a 3.5 percent ownership interest in Fortitude Holdings. In connection with the 2019 Fortitude Sale agreement, AIG, Fortitude Holdings and an affiliate of Carlyle FRL have agreed that, effective as of the closing of the 2019 Fortitude Sale, (i) AIG’s aforementioned investment commitment targets will be assumed by Fortitude Holdings and AIG will be released therefrom, and (ii) Carlyle will remain obligated to pay AIG $95 million of deferred compensation and up to an additional $100 million to the extent AIG does not receive all or a portion of the planned

106 AIG | 2019 Form 10-K

ITEM 7 | Business Segment Operations | Legacy Portfolio

distributions within 18 months of the closing of the 2018 Fortitude Sale. We expect to contribute approximately $1.45 billion of the proceeds of the 2019 Fortitude Sale to certain of our insurance company subsidiaries for a period of time following the closing of the transaction. There can be no guarantee that we will receive the required regulatory approvals or that closing conditions will be satisfied in order to consummate the 2019 Fortitude Sale.

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

Upon closing of the 2019 Fortitude Sale, AIG will recognize a loss for the portion of the unamortized balance of these assets that are not recoverable, if any, when we are no longer a controlling shareholder in Fortitude Holdings. As of December 31, 2019, the unamortized balances of the aforementioned prepaid insurance assets and related deferred acquisition costs were $2.3 billion (after-tax) and $0.4 billion (after-tax), respectively. This combined loss of $2.7 billion would be incremental to any gain or loss recognized on the 2019 Fortitude Sale. The incremental gain or loss we will recognize on the 2019 Fortitude Sale would be impacted, perhaps significantly, by market conditions existing at the time the 2019 Fortitude Sale closes.

LEGACY PORTFOLIO RESULTS

Years Ended December 31,				Percentage Change
(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Premiums	$481	$480	$590	-%	(19)%
Policy fees	122	120	137	2	(12)
Net investment income(a) (b)	2,480	2,325	2,776	7	(16)
Other income (loss) (b)	(67)	114	888	NM	(87)
Total adjusted revenues	3,016	3,039	4,391	(1)	(31)
Benefits, losses and expenses:
Policyholder benefits and losses and loss adjustment
expenses incurred	1,909	2,057	1,998	(7)	3
Interest credited to policyholder account balances	213	236	241	(10)	(2)
Amortization of deferred policy acquisition costs	68	105	76	(35)	38
General operating and other expenses	306	398	484	(23)	(18)
Interest expense	19	30	122	(37)	(75)
Total benefits, losses and expenses	2,515	2,826	2,921	(11)	(3)
Adjusted pre-tax income	$501	$213	$1,470	135%	(86)%
Adjusted pre-tax income by type:
General Insurance Run-Off Lines	$77	$76	$221	1%	(66)%
Life and Retirement Run-Off Lines	244	17	406	NM	(96)
Legacy Investments	180	120	843	50	(86)
Adjusted pre-tax income	$501	$213	$1,470	135%	(86)%

				December 31,	December 31,
(in millions)				2019	2018
Selected Balance Sheet Data
Legacy Investments, net of related debt				$2,002	$2,529
Legacy General Insurance run-off reserves				5,409	5,498
Legacy Life and Retirement run-off reserves				38,728	36,614

(a)Beginning in the first quarter of 2019, on a prospective basis, changes in the fair value of equity securities are excluded from adjusted pre-tax loss. For 2018 and 2017, this amount was immaterial.

(b) Beginning in the first quarter of 2019, on a prospective basis, within Legacy Portfolio, investment income from our non-insurance subsidiaries is reported in Net investment income and Net realized gain (loss) instead of Other income to align reporting with General Insurance and Life and Retirement reporting segments. The impact of this reclassification for the twelve-months ended December 31, 2019 was $124 million. For the twelve-months ended December 31, 2018, the amount included in other income was $152 million.

AIG | 2019 Form 10-K 107

ITEM 7 | Business Segment Operations | Legacy Portfolio

Business and Financial Highlights

Legacy insurance lines, including those ceded to Fortitude Re, continue to run-off as anticipated for Legacy General Insurance and Legacy Life and Retirement Run-Off Lines. Legacy investments have been reduced significantly over the last several years declining from $6.7 billion at December 31, 2016 to $2.0 billion at December 31, 2019. The remaining Legacy investments primarily include structured credit junior notes for which we have elected the fair value option and real estate investments.

Legacy Portfolio Adjusted Pre-Tax Income (in millions)

2019 and 2018 Comparison

Adjusted pre-tax income increased due to:

•Higher Legacy Life and Retirement earnings due to an increase in net investment income and a decrease in policyholder benefits and losses incurred due to non-recurring loss recognition incurred on accident and health business (other than long-term care) in 2018.

•Higher Legacy Investment earnings due to an increase in gains on fair value option portfolios

Legacy General Insurance earnings in 2019 were consistent compared to 2018.

Legacy Portfolio Adjusted Pre-Tax Income (in millions)

2018 and 2017 Comparison

Adjusted pre-tax income decreased due to:

•lower Legacy Life and Retirement earnings compared to 2017 due to lower net investment income and loss recognition from the update to actuarial assumptions in 2018 of $105 million mainly attributable to higher claims costs on the cancer products portfolio;

•lower Legacy General Insurance earnings compared to 2017 due to lower net investment income, Japanese catastrophe losses in 2018 and a change in premium earning patterns on certain environmental business in 2018; and

•Legacy Investment earnings compared to 2017 due to continued dispositions of non- insurance investment assets, primarily driven by the sale of the life settlements portfolio in 2017 and lower gain on fair value option portfolios in 2018.

108 AIG | 2019 Form 10-K

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

Investment Highlights in 2019

•A drop in interest rates and narrowing credit spreads resulted in a net unrealized gain in our investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $17.9 billion as of December 31, 2019 from approximately $3.6 billion as of December 31, 2018.

•We continued to make investments in structured securities and other fixed maturity securities and increased lending activities in mortgage loans with favorable risk compared to return characteristics to improve yields and increase net investment income.

•We experienced higher investment returns in our alternative investments portfolio due to robust equity market returns in 2019, income from an initial public offering of a holding in the private equity portfolio, and an increase in income from fixed maturity securities for which the fair value option was elected. This compares to the prior year where returns were lower as a result of an increase in interest rates and widening credit spreads that occurred, lower hedge fund performance, as well as negative performance of our fair value option equity securities portfolio.

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

Some of our key investment strategies are as follows:

•Our fundamental strategy across the portfolios is to seek investments with similar characteristics to the associated insurance liabilities to the extent practicable. AIG embeds Environmental, Social and Governance (ESG) considerations in its fundamental investment analysis of the companies or projects we invest in to ensure that they have sustainable earnings over the full term of our investment. AIG considers internal and external factors and evaluates changes in consumer behavior, industry trends related to ESG factors as well as the ability of the management of companies to respond appropriately to these changes in order to maintain their competitive advantage.

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

•Within the U.S., the Life and Retirement and General Insurance investments are generally split between reserve backing and surplus portfolios.
AIG | 2019 Form 10-K 109

ITEM 7 | Investments

‒Insurance reserves are backed by mainly investment grade fixed maturity securities that meet our current risk-return, tax, liquidity, credit quality and diversification objectives. We assess fixed maturity asset classes based on their fundamental risk, including credit (public and private), commercial mortgages and residential mortgages regardless of whether such investments are bonds, loans, or structured products.

‒Surplus accounts seek to enhance portfolio returns through a mix of fixed maturity (investment grade and high yield) and various alternative asset classes, including private equity, real estate equity, and hedge funds. Over the past few years, hedge fund investments have been reduced with more emphasis given to private equity, real estate and leveraged capital (for example, we are currently focused on purchasing directly originated, middle market loans with strong covenant packages).

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

The Life and Retirement companies use asset-liability management as a primary tool to monitor and manage risk in their businesses. The Life and Retirement companies maintain a diversified, high to medium quality portfolio of fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans that, to the extent practicable, match the duration characteristics of the liabilities. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, duration varies between distinct portfolios. The interest rate environment has a direct impact on the asset liability management profile of the businesses, and an extended low interest rate environment may result in a lengthening of liability durations from initial estimates, primarily due to lower lapses, which may require us to further extend the duration of the investment portfolio. A further lengthening of the portfolio will be assessed in the context of available market opportunities as longer duration markets may not provide similar diversification benefits as shorter duration markets.

Fixed maturity securities of the Life and Retirement companies’ domestic operations have an average duration of 8.0 years. We seek to diversify the portfolio across asset class, sectors, and issuers to mitigate idiosyncratic portfolio risks.

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

110 AIG | 2019 Form 10-K

ITEM 7 | Investments

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

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

December 31, 2019
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$94,855	$74,024	$168,879	$7,759	$6,937	$1,184	$198	$16,078	$184,957
Mortgage-backed, asset-backed and collateralized	62,600	3,523	66,123	394	159	59	3,573	4,185	70,308
Total*	$157,455	$77,547	$235,002	$8,153	$7,096	$1,243	$3,771	$20,263	$255,265

* Excludes $2.5 billion of fixed maturity securities for which no NAIC Designation is available.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

December 31, 2019
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$94,094	$75,174	$169,268	$7,526	$7,026	$1,137	$15,689	$184,957
Mortgage-backed, asset-backed and collateralized	51,809	4,252	56,061	721	406	13,120	14,247	70,308
Total*	$145,903	$79,426	$225,329	$8,247	$7,432	$14,257	$29,936	$255,265

*Excludes $2.5 billion of fixed maturity securities for which no NAIC Designation is available.

Credit Ratings

At December 31, 2019, approximately 89 percent of our fixed maturity securities were held by our domestic entities. Approximately 16 percent of these securities were rated AAA by one or more of the principal rating agencies, and approximately 13 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At December 31, 2019, approximately 24 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 6 percent were below investment grade or not rated. Approximately 29 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

AIG | 2019 Form 10-K 111

ITEM 7 | Investments

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

For a discussion of credit risks associated with Investments see Enterprise Risk Management.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(in millions)	2019	2018	2019	2018	2019	2018
Rating:
Other fixed maturity
securities
AAA	$11,821	$11,170	$2,121	$2,619	$13,942	$13,789
AA	31,141	27,766	-	106	31,141	27,872
A	49,437	40,142	11	1,356	49,448	41,498
BBB	75,598	69,564	-	300	75,598	69,864
Below investment grade	15,905	14,511	7	-	15,912	14,511
Non-rated	1,301	1,333	-	-	1,301	1,333
Total	$185,203	$164,486	$2,139	$4,381	$187,342	$168,867
Mortgage-backed, asset-
backed and collateralized
AAA	$29,419	$28,859	$365	$481	$29,784	$29,340
AA	14,816	12,019	201	911	15,017	12,930
A	6,861	6,964	165	290	7,026	7,254
BBB	4,154	4,058	98	152	4,252	4,210
Below investment grade	10,575	12,923	3,630	5,096	14,205	18,019
Non-rated	58	82	84	104	142	186
Total	$65,883	$64,905	$4,543	$7,034	$70,426	$71,939
Total
AAA	$41,240	$40,029	$2,486	$3,100	$43,726	$43,129
AA	45,957	39,785	201	1,017	46,158	40,802
A	56,298	47,106	176	1,646	56,474	48,752
BBB	79,752	73,622	98	452	79,850	74,074
Below investment grade	26,480	27,434	3,637	5,096	30,117	32,530
Non-rated	1,359	1,415	84	104	1,443	1,519
Total	$251,086	$229,391	$6,682	$11,415	$257,768	$240,806

112 AIG | 2019 Form 10-K

ITEM 7 | Investments

Available-for-Sale Investments

The following table presents the fair value of our available-for-sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2019	2018
Bonds available for sale:
U.S. government and government sponsored entities	$5,380	$3,260
Obligations of states, municipalities and political subdivisions	15,318	16,001
Non-U.S. governments	14,869	14,525
Corporate debt	149,636	130,700
Mortgage-backed, asset-backed and collateralized:
RMBS	32,805	34,377
CMBS	14,430	12,701
CDO/ABS	18,648	17,827
Total mortgage-backed, asset-backed and collateralized	65,883	64,905
Total bonds available for sale*	$251,086	$229,391

*At December 31, 2019 and 2018, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $27.8 billion and $28.8 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	December 31,	December 31,
(in millions)	2019	2018
Japan	$1,651	$1,645
France	1,013	905
Canada	989	1,038
United Kingdom	638	794
Germany	593	783
Indonesia	589	453
United Arab Emirates	494	454
Norway	410	380
Israel	399	316
Chile	353	304
Other	7,740	7,498
Total	$14,869	$14,570

AIG | 2019 Form 10-K 113

ITEM 7 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	December 31, 2019
			Non-			December 31,
		Financial	Financial	Structured		2018
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$1,013	$1,788	$1,503	$-	$4,304	$4,442
Germany	593	155	2,581	-	3,329	3,246
Netherlands	317	1,105	1,100	104	2,626	2,571
Ireland	62	123	435	1,512	2,132	1,494
Belgium	179	122	953	-	1,254	1,175
Spain	40	286	796	-	1,122	1,068
Italy	2	93	387	-	482	507
Luxembourg	-	27	354	-	381	377
Finland	101	51	40	-	192	228
Austria	160	3	-	1	164	156
Other - EuroZone	510	78	238	-	826	929
Total Euro-Zone	$2,977	$3,831	$8,387	$1,617	$16,812	$16,193
Remainder of Europe:
United Kingdom	$638	$4,059	$8,622	$2,479	$15,798	$16,139
Switzerland	30	1,169	680	-	1,879	2,010
Sweden	137	320	125	-	582	639
Norway	410	45	94	-	549	566
Russian Federation	190	39	196	-	425	240
Other - Remainder of Europe	92	38	132	-	262	271
Total - Remainder of Europe	$1,497	$5,670	$9,849	$2,479	$19,495	$19,865
Total	$4,474	$9,501	$18,236	$4,096	$36,307	$36,058

114 AIG | 2019 Form 10-K

ITEM 7 | Investments

Investments in Municipal Bonds

At December 31, 2019, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 91 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	December 31, 2019
	State	Local		Total	December 31,
	General	General		Fair	2018
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$7	$396	$2,656	$3,059	$3,134
California	712	389	1,827	2,928	2,813
Texas	105	524	883	1,512	1,692
Illinois	75	145	852	1,072	979
Massachusetts	426	-	319	745	811
Virginia	9	-	484	493	541
Ohio	47	1	434	482	485
Georgia	105	71	283	459	445
Washington	166	-	239	405	473
Pennsylvania	125	1	269	395	353
Florida	10	-	345	355	542
Washington, D.C.	11	-	305	316	340
New Jersey	-	2	276	278	224
All other states(a)	453	277	2,089	2,819	3,169
Total(b)(c)	$2,251	$1,806	$11,261	$15,318	$16,001

(a)We did not have material credit exposure to the government of Puerto Rico.

(b)Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)Includes $496 million of pre-refunded municipal bonds.

AIG | 2019 Form 10-K 115

ITEM 7 | Investments

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	December 31,	December 31,
(in millions)	2019	2018
Financial institutions:
Money Center/Global Bank Groups	$10,701	$9,602
Regional banks — other	659	630
Life insurance	3,166	3,201
Securities firms and other finance companies	334	389
Insurance non-life	5,492	4,648
Regional banks — North America	6,825	6,263
Other financial institutions	13,608	9,966
Utilities	19,424	17,542
Communications	9,939	9,249
Consumer noncyclical	19,997	16,410
Capital goods	8,006	7,237
Energy	13,379	12,350
Consumer cyclical	10,989	9,498
Basic	5,617	5,271
Other	21,500	18,444
Total*	$149,636	$130,700

*At both December 31, 2019 and December 31, 2018, approximately 89 percent of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 5.3 percent and 5.4 percent at December 31, 2019 and December 31, 2018, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2019	2018
Agency RMBS	$15,721	$14,695
Alt-A RMBS	8,484	9,780
Subprime RMBS	2,654	2,982
Prime non-agency	4,451	6,211
Other housing related	1,495	709
Total RMBS(a)(b)	$32,805	$34,377

(a)Includes approximately $8.7 billion and $10.3 billion at December 31, 2019 and December 31, 2018, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired (PCI) Securities see Note 7 to the Consolidated Financial Statements.

(b)The weighted average expected life was six years at December 31, 2019 and seven years at December 31 2018.

Our underwriting practices for investing in RMBS, other asset-backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

116 AIG | 2019 Form 10-K

ITEM 7 | Investments

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2019	2018
CMBS (traditional)	$11,250	$9,975
Agency	2,051	2,047
Other	1,129	679
Total	$14,430	$12,701

The fair value of CMBS holdings remained stable throughout 2019. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents our CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	December 31,	December 31,
(in millions)	2019	2018
Collateral Type:
Bank loans (CLO)	$9,330	$8,164
Other	44	56
Total	$9,374	$8,220

Commercial Mortgage Loans

At December 31, 2019, we had direct commercial mortgage loan exposure of $36.2 billion. All commercial mortgage loans were current or performing according to their restructured terms.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
December 31, 2019
State:
New York	99	$2,377	$4,913	$457	$376	$98	$-	$8,221	23%
California	74	736	1,341	249	572	817	41	3,756	10
New Jersey	48	1,635	44	370	81	27	33	2,190	6
Texas	52	501	1,163	174	141	145	-	2,124	6
Florida	74	393	234	544	218	217	10	1,616	3
Massachusetts	13	540	245	549	25	-	-	1,359	4
Illinois	19	505	441	10	18	-	22	996	3
Washington, D.C.	13	447	302	-	-	18	-	767	2
Pennsylvania	23	81	20	528	46	25	-	700	2
Ohio	25	174	10	188	269	-	5	646	2
Other states	215	2,073	740	1,276	740	401	44	5,274	15
Foreign	85	4,237	1,189	987	1,177	564	367	8,521	24
Total*	740	$13,699	$10,642	$5,332	$3,663	$2,312	$522	$36,170	100%

AIG | 2019 Form 10-K 117

ITEM 7 | Investments

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

For additional discussion on commercial mortgage loans see Note 8 to the Consolidated Financial Statements.

Impairments

The following table presents impairments by investment type:

Years Ended December 31,
(in millions)	2019	2018	2017
Other-than-temporary Impairments:
Fixed maturity securities, available for sale	$174	$251	$216
Equity securities, available for sale(a)	-	-	11
Private equity funds and hedge funds	-	-	33
Subtotal	174	251	260
Other impairments:
Investments in life settlements(b)	-	-	360
Other investments	12	-	20
Real estate	34	79	61
Total	$220	$330	$701

(a)Upon the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer required to be evaluated for other-than-temporary impairments.

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

118 AIG | 2019 Form 10-K

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

Other-than-temporary impairment charges by investment type and impairment type:

				Other Fixed	Equities/Other
(in millions)	RMBS	CDO/ABS	CMBS	Maturity	Invested Assets*	Total
Year Ended December 31, 2019
Impairment Type:
Change in intent	$-	$-	$-	$3	-	$3
Foreign currency declines	-	-	-	18	-	18
Issuer-specific credit events	24	1	16	106	-	147
Adverse projected cash flows	6	-	-	-	-	6
Total	$30	$1	$16	$127	$-	$174
Year Ended December 31, 2018
Impairment Type:
Change in intent	$-	$-	$-	$87	-	$87
Foreign currency declines	-	-	-	15	-	15
Issuer-specific credit events	62	9	20	56	-	147
Adverse projected cash flows	2	-	-	-	-	2
Total	$64	$9	$20	$158	$-	$251
Year Ended December 31, 2017
Impairment Type:
Severity	$-	$-	$-	$-	$2	$2
Change in intent	-	-	-	9	-	9
Foreign currency declines	-	-	-	11	-	11
Issuer-specific credit events	24	41	32	95	42	234
Adverse projected cash flows	4	-	-	-	-	4
Total	$28	$41	$32	$115	$44	$260

*Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments. Upon the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, equity securities are no longer required to be evaluated for other-than-temporary impairments.

We recorded other-than-temporary impairment charges in the years ended December 31, 2019, 2018 and 2017 related to:

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

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign-exchange related, we generally prospectively accrete into earnings the difference between the new amortized cost and the expected undiscounted recoverable value over the remaining life of the security. The accretion that was recognized for these securities in earnings was $440 million in 2019, $530 million in 2018 and $669 million in 2017.

For a discussion of our other-than-temporary impairment accounting policy see Note 7 to the Consolidated Financial Statements.

AIG | 2019 Form 10-K 119

ITEM 7 | Investments

The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2019	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$17,462	$234	2,491	$13	$5	1	$3	$3	1	$17,478	$242	2,493
7-11 months	1,633	40	319	1	-	1	1	-	1	1,635	40	321
12 months or more	6,392	160	877	62	16	8	16	12	5	6,470	188	890
Total	$25,487	$434	3,687	$76	$21	10	$20	$15	7	$25,583	$470	3,704
Below investment
grade bonds
0-6 months	$5,026	$90	1,347	$21	$6	12	$1	$1	3	$5,048	$97	1,362
7-11 months	380	15	245	280	97	16	3	2	4	663	114	265
12 months or more	1,017	46	324	173	72	26	24	16	14	1,214	134	364
Total	$6,423	$151	1,916	$474	$175	54	$28	$19	21	$6,925	$345	1,991
Total bonds
0-6 months	$22,488	$324	3,838	$34	$11	13	$4	$4	4	$22,526	$339	3,855
7-11 months	2,013	55	564	281	97	17	4	2	5	2,298	154	586
12 months or more	7,409	206	1,201	235	88	34	40	28	19	7,684	322	1,254
Total(e)	$31,910	$585	5,603	$550	$196	64	$48	$34	28	$32,508	$815	5,695

(a)Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)Represents the percentage by which fair value is less than cost at December 31, 2019.

(c)For bonds, represents amortized cost.

(d)The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)Item count is by CUSIP by subsidiary.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in 2019 was primarily attributable to increases in the fair value of fixed maturity securities. For 2019, net unrealized gains related to fixed maturity securities increased by $14.2 billion due primarily to a decrease in rates and a narrowing of credit spreads.

The change in net unrealized gains and losses on investments in 2018 was primarily attributable to decreases in the fair value of fixed maturity securities. For 2018, net unrealized losses related to fixed maturity securities decreased by $9.9 billion due primarily to an increase in rates and a widening of credit spreads.

For further discussion of our investment portfolio see also Note 7 to the Consolidated Financial Statements.
120 AIG | 2019 Form 10-K

ITEM 7 | Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

Years Ended December 31,
(in millions)	2019	2018	2017
Sales of fixed maturity securities	$320	$(145)	$425
Sales of equity securities(a)	-	16	88
Other-than-temporary impairments:
Severity	-	-	(2)
Change in intent	(3)	(87)	(9)
Foreign currency declines	(18)	(15)	(11)
Issuer-specific credit events	(147)	(147)	(234)
Adverse projected cash flows	(6)	(2)	(4)
Provision for loan losses	(46)	(92)	(50)
Foreign exchange transactions	227	(182)	489
Variable annuity embedded derivatives, net of related hedges	(294)	304	(1,374)
All other derivatives and hedge accounting	(22)	338	(368)
Impairments on investments in life settlements	-	-	(360)
Loss on sale of private equity funds	-	(321)	-
Other(b)	621	203	30
Net realized capital gains (losses)	$632	$(130)	$(1,380)

(a)Upon the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, the change in fair value of all equity securities is included in Net investment income.

(b)In 2019, includes $200 million from the sale and concurrent leaseback of our corporate headquarters and $300 million as a result of sales in investment real estate properties. In 2018, primarily includes $96 million and $49 million of realized gains on the sale of shares of OneMain Holdings, Inc. and an investment in Castle Holdings LLC’s aircraft assets, respectively.

Net realized capital gains in 2019 compared to net realized capital losses in the prior year due to gains on the sales of securities and foreign exchange compared to losses on sales of securities and foreign exchange in 2018, as well as lower impairments in 2019 and losses on private equity sales in 2018. Partially offsetting these gains were derivative losses in 2019 compared to gains in the prior year.

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

Variable annuity embedded derivatives, net of related hedges, reflected losses in 2019 compared to gains in the prior year primarily due to changes in the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with GMWB embedded derivative, which are not hedged as part of our economic hedging program.

For additional discussion of market risk management related to these product features see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs. For more information on the economic hedging target and the impact to pre-tax income of this program see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results in this MD&A.

For further discussion of our investment portfolio see also Note 7 to the Consolidated Financial Statements.

AIG | 2019 Form 10-K 121

ITEM 7 | Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business*:

At December 31,	2019			2018
	Net liability for	Reinsurance	Gross liability	Net liability for	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	unpaid losses	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	and loss	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation
(net of discount)	$4,330	$5,494	$9,824	$4,772	$5,318	$10,090
U.S. Excess Casualty	4,285	5,073	9,358	4,715	4,576	9,291
U.S. Other Casualty	4,064	4,695	8,759	4,288	4,661	8,949
U.S. Financial Lines	5,154	2,221	7,375	5,315	1,960	7,275
U.S. Property and Special risks	4,950	2,807	7,757	6,534	2,748	9,282
U.S. Personal Insurance	1,287	988	2,275	1,706	1,001	2,707
UK/Europe Casualty and Financial Lines	6,234	1,268	7,502	7,022	1,789	8,811
UK/Europe Property and Special risks	2,573	1,191	3,764	2,988	1,251	4,239
UK/Europe and Japan Personal Insurance	1,962	519	2,481	2,264	553	2,817
Other product lines	6,238	2,053	8,291	6,105	2,522	8,627
Unallocated loss adjustment expenses	1,824	882	2,706	1,834	1,307	3,141
Total General Insurance	42,901	27,191	70,092	47,543	27,686	75,229

Legacy Portfolio - Run-Off Lines:
U.S. Run-Off Long Tail Insurance Lines
(net of discount)	3,769	3,587	7,356	3,862	3,689	7,551
Other run-off product lines	164	66	230	104	66	170
Unallocated loss adjustment expenses	377	115	492	397	115	512
Total Legacy Portfolio - Run-Off Lines	4,310	3,768	8,078	4,363	3,870	8,233

Other Operations (Blackboard)	48	110	158	43	134	177

Total	$47,259	$31,069	$78,328	$51,949	$31,690	$83,639

* Includes net loss reserve discount of $1.5 billion and $2.0 billion for the years ended December 31, 2019, and 2018, respectively. For discussion of loss reserve discount see Note 14 to the Consolidated Financial Statements.

Prior Year Development

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

Years Ended December 31,
(in millions)	2019	2018	2017
General Insurance:
North America*	$(247)	$328	$371
International	(47)	38	628
Total General Insurance	$(294)	$366	$999
Legacy Portfolio - Run-Off Lines	-	(4)	(21)
Total prior year (favorable) unfavorable development	$(294)	$362	$978

*Includes the amortization attributed to the deferred gain at inception from the NICO adverse development reinsurance agreement of $232 million, $233 million and $228 million in the year ended December 31, 2019 and 2018 and 2017, respectively. Consistent with our definition of APTI, prior year development excludes the portion of (favorable) unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(278) million, $834 million and $359 million for the year ended December 31, 2019, 2018 and 2017, respectively, and related changes in amortization of the deferred gain of $(13) million, $162 million and $56 million over those same periods.

122 AIG | 2019 Form 10-K

ITEM 7 | Insurance Reserves

Net Loss Development – 2019

During 2019, we recognized favorable prior year loss reserve development of $294 million. The development was primarily driven by:

North America

•Favorable development on 2017 Hurricanes and 2017 California Wildfires subrogation recoverables in Commercial Property and Personal Lines;

•Favorable development from amortization of the deferred gain on the adverse development reinsurance agreement with NICO for accident years 2015 and prior;

•Favorable development on U.S. Workers’ Compensation business, both guaranteed cost business and large deductible and Defense Base Act business (covering government contractors serving at military bases overseas) where we reacted to favorable loss trends in recent accident years;

•Unfavorable development in U.S. Financial Lines, notably Directors and Officers (D&O), Employment Practices Liability (EPLI) and Non-Medical Professional Errors & Omissions business where we reacted to increasing frequency and severity in recent accident years; and

•Unfavorable development in Primary General Liability where we reacted to adverse frequency and severity trends especially in Construction.

International

•Favorable development on Europe Property and Special Risks, Europe and Japan Personal Insurance and Other product lines; and

•Unfavorable development on European Casualty & Financial Lines, notably Commercial Auto, Employers Liability, Directors & Officers, and Financial Institutions business.

Our analyses and conclusions about prior year reserves also help inform our judgments about the current accident year loss and loss adjustment expense ratios we selected.

For further details of prior year development by line of business, see Note 14 to the Consolidated Financial Statements. For a discussion of actuarial methods employed for major classes of business, see also Critical Accounting Estimates.

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Year Ended December 31, 2019
(in millions)	Total	2018	2017 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(442)	$15	$(457)
U.S. Excess casualty	26	(1)	27
U.S. Other casualty	160	53	107
U.S. Financial lines	290	139	151
U.S. Property and special risks	(187)	47	(234)
U.S. Personal insurance	(104)	13	(117)
Other product lines	10	36	(26)
Total General Insurance North America	$(247)	$302	$(549)
General Insurance International:
UK/Europe casualty and financial lines	$161	$46	$115
UK/Europe property and special risks	(108)	5	(113)
UK/Europe and Japan Personal insurance	(119)	(85)	(34)
Other product lines	19	(8)	27
Total General Insurance International	$(47)	$(42)	$(5)

Legacy Portfolio - Run-Off Lines	-	48	(48)

Total prior year (favorable) unfavorable development	$(294)	$308	$(602)

AIG | 2019 Form 10-K 123

ITEM 7 | Insurance Reserves

Net Loss Development – 2018

During 2018, we recognized adverse prior year net loss reserve development of $362 million. This unfavorable development was primarily a result of the following:

•Unfavorable development in U.S. Excess Casualty, driven by the combination of construction Defect and construction wrap claims from accident year 2015 and prior where we reacted to significant increases in severity and longer claim reporting patterns, as well as higher than expected loss severity in accident years 2016 and 2017, which led to an increase in estimates for these accident years;

•Unfavorable development in U.S. Financial Lines, primarily from D&O and Employment Practices Liability (EPLI) policies covering Corporate and National Insureds as well as Private and Not-for-Profit insureds. This development was predominantly in accident years 2014-2017 and resulted largely from increases in severity as the frequency of class action lawsuits increased in those years.

•Favorable development in U.S. Commercial Property and Specialty Lines due to reductions in our estimates for 2017 Catastrophes and favorable development from the attritional losses in Commercial Property and Specialty.

•Unfavorable development in U.S. Personal Lines reflecting an increase in estimates in respect of the California wildfires and Hurricane Irma in 2017.

•Adverse development in Financial Lines in Europe and other areas across the world that have seen increases in the frequency and severity of large losses.

Net Loss Development – 2017

During 2017, we recognized unfavorable prior year loss reserve development of $978 million. This unfavorable development was primarily a result of the following:

•Unfavorable development in U.S. Excess Casualty and U.S. Other Casualty, driven primarily by increases in underlying severity and greater than expected emerging loss experience in accident year 2016 as well as increased development from claims related to construction defects and construction wrap business (largely from accident years 2006 and prior).

•Unfavorable development in U.S. Financial Lines, primarily from D&O policies covering privately owned and not-for-profit insureds. This development was predominantly in accident year 2016 and resulted largely from increases in bankruptcy-related claims and fiduciary liability claims for large educational institutions.

•Higher than expected losses for Europe Casualty and Financial Lines, including a significant increase in large claims activity in our Europe long-tail business, with a large proportion emanating from accident year 2016. In addition, we increased our loss reserves as a result of the decision made by the UK Ministry of Justice to reduce the discount rate applied to lump-sum bodily injury payouts, known as the Ogden rate.

•In addition, we also observed higher than expected losses in our Europe Property and Special Risks business driven by unexpected development on various large claims across the property, aviation, marine, and trade credit segments.

We note that for certain categories of claims (e.g., construction defect claims and environmental claims) and for reinsurance recoverable, losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to us. These reclassifications are shown as development in the respective years in the tables above.

Significant Reinsurance Agreements

In the first quarter of 2017, we entered into an adverse development reinsurance agreement with NICO, under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion. We account for this transaction as retroactive reinsurance. This transaction resulted in a gain, which under U.S. GAAP retroactive reinsurance accounting is deferred and amortized into income over the settlement period. NICO created a collateral trust account as security for their claim payment obligations to us, into which they deposited the consideration paid under the agreement, and Berkshire has provided a parental guarantee to secure NICO’s obligations under the agreement.

For a description of AIG’s catastrophe reinsurance protection for 2019, see Enterprise Risk Management – Insurance Risks –Natural Catastrophe Risk.

124 AIG | 2019 Form 10-K

ITEM 7 | Insurance Reserves

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of December 31, 2019 and 2018, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	December 31,	December 31,	December 31,
(in millions)	2019	2018	2017
Gross Covered Losses
Covered reserves before discount	$19,064	$23,033	$26,654
Inception to date losses paid	22,954	19,331	14,788
Attachment point	(25,000)	(25,000)	(25,000)
Covered losses above attachment point	$17,018	$17,364	$16,442

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,614	$13,891	$13,153
Consideration paid including interest	(10,188)	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	3,426	3,703	2,965
Discount on ceded losses(a)	(1,251)	(1,719)	(1,539)
Pre-tax deferred gain before amortization	2,175	1,984	1,426
Inception to date amortization of deferred gain at inception	(693)	(461)	(228)
Inception to date amortization attributed to changes in deferred gain(b)	(101)	(141)	(31)
Deferred gain liability reflected in AIG's balance sheet	$1,381	$1,382	$1,167

(a)For the period from inception to December 31, 2019, the accretion of discount and a reduction in effective interest rates was offset by changes in estimates of the amount and timing of future recoveries under the adverse development reinsurance agreement.

(b)Excluded from our definition of APTI.

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

Years Ended December 31,
(in millions)	2019	2018	2017
Balance at beginning of year, net of discount	$1,382	$1,167	$-
Gain at inception	-	-	1,116
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	(277)	738	310
Amortization attributed to deferred gain at inception(b)	(232)	(233)	(228)
Amortization attributed to changes in deferred gain(c)	39	(110)	(31)
Changes in discount on ceded loss reserves	469	(180)	-
Balance at end of year, net of discount	$1,381	$1,382	$1,167

(a)Prior year reserve development ceded to NICO under the retroactive reinsurance agreement is deferred under U.S. GAAP.

(b)Represents amortization of the deferred gain recognized in APTI.

(c)Excluded from APTI and included in U.S. GAAP.

The majority of the lines of business which experienced adverse prior year development have been subject to the adverse development reinsurance agreement. This agreement has resulted in lower capital charges for reserve risks at our U.S. insurance subsidiaries. In addition, we would expect future net investment income to decline as a result of lower invested assets.

For a summary of significant reinsurers see Enterprise Risk Management – Insurance Risks – Reinsurance Activities – Reinsurance Recoverable.

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

AIG | 2019 Form 10-K 125

ITEM 7 | Insurance Reserves

Investment-oriented products

The Life Insurance Companies review and update estimated gross profit projections used to amortize DAC and related items (which may include VOBA, SIA, guaranteed benefit reserves and unearned revenue reserves) for investment-oriented products at least annually. Estimated gross profit projections include assumptions for investment-related returns and spreads, product-related fees and expenses, mortality gains and losses, policyholder behavior and other factors. In estimating future gross profits, lapse and other assumptions require judgment and can have a material impact on DAC amortization. If the assumptions used for estimated gross profits change significantly, DAC and related reserves are recalculated using the updated assumptions, and any resulting adjustment is included in income. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products.

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

Various assumptions were updated, including the following effective September 30, 2019:

•We increased our reversion to the mean rates of return (gross of fees) to 3.62 percent from 2.92 percent for the Variable Annuity product line in Individual Retirement and to 3.29 percent from 1.90 percent for the Variable Annuity product line in Group Retirement primarily due to the recent strong returns in equity markets. Our separate account long-term asset growth rate assumption related to equity market performance remained unchanged at 7.0 percent; and

•Our ultimate projected yields on invested assets changed on most annuity deposits with some increased by up to 9 basis points and others decreased by up to 34 basis points and lowered by up to 40 basis points on some life insurance deposits. Projected yields are graded from a weighted average net GAAP book yield of existing assets supporting the business based on the value of the assets to a weighted average yield based on the duration of the assets excluding assets that mature during the grading period. The grading period is three years for deferred annuity products and five years for life insurance products due to deferred annuities having a shorter duration than life products.

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

The net increases (decreases) to adjusted pre-tax income and pre-tax income as a result of the update of actuarial assumptions for 2019, 2018 and 2017 are shown in the following tables.

The following table presents the increase (decrease) in adjusted pre-tax income resulting from the update of actuarial assumptions for the domestic life insurance companies, by segment and product line:

Years Ended December 31,
(in millions)	2019	2018	2017
Life and Retirement:
Individual Retirement
Fixed Annuities	$82	$40	$130
Variable and Indexed Annuities	(145)	(92)	112
Total Individual Retirement	(63)	(52)	242
Group Retirement	(17)	17	13
Life Insurance	(63)	(63)	29
Institutional Markets	-	-	-
Total Life and Retirement	(143)	(98)	284
Legacy Life and Retirement Run-Off	(30)	(110)	(14)
Total increase (decrease) in adjusted pre-tax income from update of assumptions	$(173)	$(208)	$270

126 AIG | 2019 Form 10-K

ITEM 7 | Insurance Reserves

The following table presents the increase (decrease) in pre-tax income resulting from the update of actuarial assumptions in the domestic life insurance companies, by line item as reported in Results of Operations:

Years Ended December 31,
(in millions)	2019	2018	2017
Policy fees	$(32)	$(237)	$(2)
Interest credited to policyholder account balances	19	-	49
Amortization of deferred policy acquisition costs	203	273	184
Policyholder benefits and losses incurred	(363)	(244)	39
Increase (decrease) in adjusted pre-tax income	(173)	(208)	270
Change in DAC related to net realized capital gains (losses)	(17)	35	44
Net realized capital gains (losses)	180	(55)	(246)
Increase (decrease) in pre-tax income	$(10)	$(228)	$68

In 2019, adjusted pre-tax income included a net unfavorable adjustment of $173 million, primarily in Index Annuities driven by an update to lapse assumptions, and in Life Insurance primarily due to methodology enhancements related to projected premium, certain riders and death benefit features, and reinsurance reserving. The unfavorable adjustments were partially offset by favorable updates to full surrender assumptions in Individual Retirement Fixed Annuities.

In 2018, adjusted pre-tax income included a net unfavorable adjustment of $208 million, primarily in Variable Annuities driven by reductions to the GMWB full surrender assumption, in Life Insurance primarily due to strengthening of reserves for certain riders and interest crediting model refinements, and in Legacy Accident & Health Insurance loss recognition. The unfavorable adjustments were partially offset by favorable adjustments in Life Insurance primarily due to lower lapse and mortality assumptions and a reduction in IBNR reserves and in Individual Retirement due to lower lapse assumptions in Fixed Annuities and refinements to partial withdrawal assumptions in Variable Annuities.

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

Update of Actuarial Assumptions by Segment

Individual Retirement

The update of actuarial assumptions resulted in net favorable (unfavorable) adjustments to adjusted pre-tax income of Individual Retirement of $(63) million, $(52) million and $242 million in 2019, 2018 and 2017, respectively.

In Fixed Annuities, the update of estimated gross profit assumptions resulted in a net favorable adjustment of $82 million, $40 million and $130 million in 2019, 2018 and 2017, respectively, which reflected lower lapse assumptions including the economic impact to competitor rate on the interest sensitive lapse component, partially offset by lower interest spread assumptions.

In Variable and Index Annuities, the update of estimated gross profit assumptions resulted in a net unfavorable adjustment of $145 million in 2019, primarily due to lapse updates in Index Annuities and updated general account earned rates on Variable Annuities. The unfavorable adjustments were partially offset by updated lapse assumptions in Variable Annuities. In 2018, a net unfavorable adjustment of $92 million primarily due to refinements to the guaranteed benefit partial withdrawal assumptions in Variable Annuities and the multi-year index strategy crediting parameters in Index Annuities. The unfavorable adjustments were partially offset by lower guaranteed benefit lapse assumptions in Variable Annuities. In 2017, a net favorable adjustment of $112 million was primarily due to an increase in the reversion to the mean rate used for projecting future estimated gross profit for variable annuity products and changes in volatility assumptions. The net favorable adjustment was partially offset by a decrease in the separate account long-term asset growth rate assumption from 7.5 percent to 7.0 percent (before expenses that reduce the asset base from which future fees are projected) and an unfavorable adjustment in connection with the conversion to a new modeling platform for Index Annuities.

AIG | 2019 Form 10-K 127

ITEM 7 | Insurance Reserves

Group Retirement

In Group Retirement, the update of estimated gross profit assumptions resulted in an unfavorable adjustment of $17 million in 2019, primarily due to lapse updates in Index Annuities and Variable Annuities. In 2018, a favorable adjustment of $17 million was primarily due to improved premium persistency assumptions. In 2017, a net favorable adjustment of $13 million was primarily due to an increase in the reversion to the mean rate used for projecting future estimated gross profit for variable annuity products and changes in maintenance expense assumptions. The net favorable adjustment was partially offset by a decrease in the separate account long-term asset growth rate assumption from 7.5 percent to 7.0 percent (before expenses that reduce the asset base from which future fees are projected) and decreases in fixed annuity spread and separate account fee assumptions.

Life Insurance

In Life Insurance, the update of actuarial assumptions resulted in a net unfavorable adjustment of $63 million in 2019, primarily due to methodology enhancements related to projected premium, certain riders and death benefit features, and reinsurance reserving. The unfavorable adjustments were partially offset by favorable adjustments driven by updates to mortality assumptions. In 2018, a net unfavorable adjustment of $63 million primarily due to additional reserves for certain riders, decreased lapses and interest crediting model refinements. The unfavorable adjustments were partially offset by favorable adjustments driven by updates to mortality assumptions and a reduction to IBNR reserves. In 2017, a net favorable adjustment of $29 million was primarily due to improved mortality assumptions, partially offset by lower spread assumptions.

Legacy Portfolio

In the Legacy Portfolio, the update of actuarial assumptions resulted in a net unfavorable adjustment of $30 million in 2019, reflecting updates to loss recognition reserves and methodology enhancements for universal life insurance. In 2018, a net unfavorable adjustment of $110 million in 2018, primarily due to $105 million of loss recognition expense on accident and health business (other than long-term care) in the Legacy Life and Retirement Run-Off Lines resulting from assumption and model refinements. In 2017, a net unfavorable adjustment of $14 million was primarily due to $13 million of loss recognition expense on long-term care business in the Legacy Life and Retirement Run-Off Lines resulting from model enhancements.

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

For additional discussion of market risk management related to these product features see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs.

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

128 AIG | 2019 Form 10-K

ITEM 7 | Insurance Reserves

Because the discount rate includes the NPA spread and other explicit risk margins, the U.S. GAAP valuation is generally less sensitive to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.

For more information on our valuation methodology for embedded derivatives within policyholder contract deposits see Note 6 to the Consolidated Financial Statements.

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

•Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

•Risk exposures that we have elected not to explicitly or fully hedge.

The following table presents a reconciliation between the fair value of the U.S. GAAP embedded derivatives and the value of our economic hedge target:

	December 31,	December 31,
(in millions)	2019	2018
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$2,474	$1,943
Exclude non-performance risk adjustment	(2,504)	(2,615)
Embedded derivative liability, excluding NPA	4,978	4,558
Adjustments for risk margins and differences in valuation	(2,394)	(2,377)
Economic hedge target liability	$2,584	$2,181

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

AIG | 2019 Form 10-K 129

ITEM 7 | Insurance Reserves

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

Years Ended December 31,
(in millions)	2019	2018	2017
Change in fair value of embedded derivatives, excluding update of
actuarial assumptions and NPA	$(156)	$(244)	$1,423
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities*	194	(154)	146
Interest rate derivative contracts	1,029	(470)	(70)
Equity derivative contracts	(1,274)	312	(1,347)
Change in fair value of variable annuity hedging portfolio	(51)	(312)	(1,271)
Change in fair value of embedded derivatives excluding update of actuarial
assumptions and NPA, net of hedging portfolio	(207)	(556)	152
Change in fair value of embedded derivatives due to NPA spread	(314)	388	(840)
Change in fair value of embedded derivatives due to change in NPA volume	202	280	(352)
Change in fair value of embedded derivatives due to update of actuarial assumptions	219	38	(188)
Total change due to update of actuarial assumptions and NPA	107	706	(1,380)
Net impact on pre-tax income (loss)	$(100)	$150	$(1,228)

By Consolidated Income Statement line
Net investment income	$194	$(154)	$146
Net realized capital gains (losses)	(294)	304	(1,374)
Net impact on pre-tax income (loss)	$(100)	$150	$(1,228)

* Beginning in July 2019, the fixed maturity securities portfolio used in the hedging program was rebalanced to reposition the portfolio from a duration, sector, and issuer perspective. As part of this rebalancing fixed maturity securities where we elected the fair value option were sold. Later in the quarter, as new fixed maturity securities were purchased they were classified as available for sale. The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income was $57 million for 2019.

The net impact on pre-tax income from the GMWB embedded derivatives and related hedges in 2019 (excluding related DAC amortization) was driven by tightening of credits spreads on the NPA spread, and impact of lower interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio, offset by impact of lower interest rates that resulted in NPA volume gains from higher expected GMWB payments, and gains from the review and update of actuarial assumptions. In 2018, the net impact on pre-tax income was primarily driven by gains from the impact of widening credit spreads on the NPA spread, and higher interest rates, partially offset by losses from the impact of the change in credit spreads and the move from an economic to a U.S. GAAP discount basis. In 2017, the net impact on pre-tax income was primarily driven by losses from actuarial assumption updates to lapse and volatility assumptions, tightening credit spreads on the NPA spread and the impact on the NPA volume of lower expected GMWB payments, driven by higher equity markets.

The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in 2019 reflected losses from decreases in interest rates and tightening crediting spreads, offset by gains from higher equity markets. The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in 2018 reflected losses from lower equity markets and the impact of moving from an economic to a GAAP discount basis, offset by increases in interest rates and widening credit spreads. In 2018, the hedge losses were driven by losses from higher interest rates and widening credit spreads, offset by gains from lower equity markets. In 2017, the change in the fair value of embedded derivatives, excluding update of actuarial assumptions and NPA, was largely offset by the related hedging portfolio.

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

Change in Economic Hedge Target

The increase in the economic hedge target liability in 2019 was primarily due to lower interest rates, offset by higher equity markets and gains from the review and update of actuarial assumptions. The decrease in the economic hedge target liability in 2018 was primarily due to higher interest rates and widening of credit spreads, offset by lower equity markets.

130 AIG | 2019 Form 10-K

ITEM 7 | Insurance Reserves

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under U.S. GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

•Changes in the fair value of fixed maturity securities, primarily corporate bonds, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. Beginning in July 2019, the change in the fair value of available-for-sale hedging bonds is reported as a component of comprehensive income in the Condensed Consolidated Statements of Comprehensive Income (Loss). Prior to July 2019, the change in the fair value of the hedging bonds, which was excluded from the adjusted pre-tax income of the Individual Retirement and Group Retirement segments, was reported in net investment income on the Consolidated Statements of Income (Loss). The change in the fair value of the corporate bond hedging program in 2019 reflected gains due to decreases in interest rates, and tightening credit spreads. The net losses in 2018 reflected the impact of increases in interest rates, and widening of credit spreads. The net gains in 2017 were primarily due to tightening of credit spreads.

•Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in gains driven by lower interest rates in 2019 compared to losses in the prior year, which was driven by higher interest rates. The small net loss in 2017 reflected increases in rates in the latter half of 2017, partially offset by the impact of interest rate declines in the first half of 2017.

•The change in the fair value of equity derivative contracts, which included futures and options, reflected losses in 2019, gains in 2018 and losses in 2017, which varied based on the relative change in equity market returns in the respective periods.

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies, excluding DAC of the Legacy Portfolio:

Years Ended December 31,
(in millions)	2019	2018	2017
Balance, beginning of year	$9,046	$7,585	$7,551
Acquisition costs deferred	1,180	1,129	938
Amortization expense:
Update of assumptions included in adjusted pre-tax income	203	307	194
Related to realized capital gains and losses	51	5	293
All other operating amortization	(853)	(987)	(937)
Increase (decrease) in DAC due to foreign exchange	18	(22)	26
Change related to unrealized depreciation (appreciation) of investments	(1,744)	1,029	(480)
Balance, end of year*	$7,901	$9,046	$7,585

*DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $10.0 billion, $9.3 billion and $8.9 billion at December 31, 2019, 2018 and 2017, respectively.

The net adjustments to DAC amortization from the update of actuarial assumptions for estimated gross profits, including those reported within change in DAC related to net realized capital gains (losses), represented two percent, four percent and two percent of the DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments as of December 31, 2019, 2018 and 2017, respectively.

Reversion to the Mean

The reversion to the mean rate is updated quarterly based on market returns and can change dramatically in periods where market returns move significantly. The five-year reversion to the mean period did not meet the criteria for adjustment in 2019 which would have otherwise required a reset of the start date used in the calculation of the average gross long-term return rate. The long-term growth assumption used in our reversion to the mean methodology remained unchanged at 7.0 percent in 2019 and 2018.

In 2017, we updated the long-term annual growth assumption applied to subsequent periods used in our reversion to the mean methodology for estimating future estimated gross profits for variable annuity products, from 7.5 percent to 7.0 percent (before expenses that reduce the asset base from which future fees are projected). The five-year reversion to the mean period met the criteria for adjustment in 2017. As a result, the average gross long-term return measurement start date was reset to December 31, 2011 for Individual Retirement and June 30, 2013 for Group Retirement; the reversion to the mean rates (gross of fees) were increased to 3.74 percent in Individual Retirement and 3.78 percent in Group Retirement. Sustained favorable equity market performance in excess of long-term assumptions could result in additional unlocking in the Individual Retirement or Group Retirement variable annuity product lines in the future, with a positive effect on pre-tax income in the period of the unlocking.

AIG | 2019 Form 10-K 131

ITEM 7 | Insurance Reserves

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

Market interest rates decreased in 2019, which drove a $12.6 billion increase in the unrealized appreciation of fixed maturity securities held to support businesses in the Life and Retirement companies at December 31, 2019 compared to December 31, 2018. At December 31, 2019, the shadow Investment-Oriented Adjustments reflected decreases in DAC and unearned revenues and an increase in future policy benefit liabilities compared to December 31, 2018, while the shadow Loss Adjustments reflected an increase in future policy benefit liabilities.

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policy funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

Years Ended December 31,
(in millions)	2019	2018	2017
Individual Retirement
Balance at beginning of year, gross	$132,729	$138,571	$129,321
Premiums and deposits	14,899	15,621	11,906
Surrenders and withdrawals	(13,161)	(14,081)	(10,943)
Death and other contract benefits	(3,204)	(3,316)	(3,089)
Subtotal	(1,466)	(1,776)	(2,126)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	11,491	(5,302)	10,098
Cost of funds*	1,666	1,540	1,528
Other reserve changes	508	(304)	(250)
Balance at end of year	144,928	132,729	138,571
Reinsurance ceded	(308)	(318)	(322)
Total Individual Retirement insurance reserves and mutual fund assets	$144,620	$132,411	$138,249
Group Retirement
Balance at beginning of year, gross	$91,685	$97,306	$88,622
Premiums and deposits	8,346	8,639	7,550
Surrenders and withdrawals	(10,317)	(10,652)	(8,019)
Death and other contract benefits	(675)	(606)	(562)
Subtotal	(2,646)	(2,619)	(1,031)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	11,939	(4,106)	8,617
Cost of funds*	1,128	1,106	1,098
Other reserve changes	(57)	(2)	-
Balance at end of year	102,049	91,685	97,306
Total Group Retirement insurance reserves and mutual fund assets	$102,049	$91,685	$97,306

132 AIG | 2019 Form 10-K

ITEM 7 | Insurance Reserves

Life Insurance
Balance at beginning of year, gross	$19,719	$19,424	$18,397
Premiums and deposits	3,737	3,559	3,484
Surrenders and withdrawals	(575)	(943)	(569)
Death and other contract benefits	(524)	(465)	(575)
Subtotal	2,638	2,151	2,340
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(1,138)	(1,124)	(889)
Cost of funds*	370	374	376
Other reserve changes	507	(1,106)	(800)
Balance at end of year	22,096	19,719	19,424
Reinsurance ceded	(1,150)	(1,216)	(1,055)
Total Life Insurance reserves	$20,946	$18,503	$18,369
Institutional Markets
Balance at beginning of year, gross	$19,839	$18,580	$15,385
Premiums and deposits	2,758	3,032	4,247
Surrenders and withdrawals	(913)	(1,745)	(1,291)
Death and other contract benefits	(1,102)	(655)	(343)
Subtotal	743	632	2,613
Change in fair value of underlying assets and reserve accretion, net of
policy fees	605	179	245
Cost of funds*	353	338	253
Other reserve changes	48	110	84
Balance at end of year	21,588	19,839	18,580
Reinsurance ceded	(43)	(43)	(3)
Total Institutional Markets reserves	$21,545	$19,796	$18,577
Total insurance reserves and mutual fund assets
Balance at beginning of year, gross	$263,972	$273,881	$251,725
Premiums and deposits	29,740	30,851	27,187
Surrenders and withdrawals	(24,966)	(27,421)	(20,822)
Death and other contract benefits	(5,505)	(5,042)	(4,569)
Subtotal	(731)	(1,612)	1,796
Change in fair value of underlying assets and reserve accretion, net of
policy fees	22,897	(10,353)	18,071
Cost of funds*	3,517	3,358	3,255
Other reserve changes	1,006	(1,302)	(966)
Balance at end of year	290,661	263,972	273,881
Reinsurance ceded	(1,501)	(1,577)	(1,380)
Total insurance reserves and mutual fund assets	$289,160	$262,395	$272,501

*Excludes amortization of deferred sales inducements

Insurance reserves of Life and Retirement, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	December 31,	December 31,
(in millions)	2019	2018
Future policy benefits	$17,963	$14,739
Policyholder contract deposits	147,545	137,718
Other policy funds	271	295
Separate account liabilities	91,222	79,960
Total insurance reserves*	257,001	232,712
Mutual fund assets	33,660	31,260
Total insurance reserves and mutual fund assets	$290,661	$263,972

*Excludes reserves related to the Legacy Portfolio.

AIG | 2019 Form 10-K 133

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

134 AIG | 2019 Form 10-K

ITEM 7 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

Sources

AIG Parent Funding from Subsidiaries

During 2019, AIG Parent received $3.8 billion in dividends from subsidiaries. Of this amount, $2.2 billion consisted of dividends in the form of cash and fixed maturity securities from our General Insurance companies and $1.6 billion consisted of dividends and loan repayments in the form of cash from our Life and Retirement companies.

AIG Parent also received a net amount of $1.2 billion in tax sharing payments in the form of cash and fixed maturity securities from our insurance businesses in 2019, including $134 million of such payments in the fourth quarter of 2019. The tax sharing payments may be subject to further adjustment in future periods.

Preferred Stock Issuance

In March 2019, we issued 20,000 shares of Series A Preferred Stock, with a par value of $5.00 per share and a liquidation preference of $25,000 per share, for net proceeds of approximately $485 million.

Debt Issuance

In March 2019, we issued $600 million aggregate principal amount of 4.250% Notes Due 2029.

Uses

Debt Reduction*

We made repurchases of and repayments on debt instruments of approximately $3.3 billion during 2019, including the repayment of $1.0 billion aggregate principal amount of our 2.300% Notes Due 2019. AIG Parent made interest payments on our debt instruments totaling $941 million during 2019.

Dividend

We paid a cash dividend of $369.6875 per share, $365.625 per share and $365.625 per share on AIG’s Series A Preferred Stock during the second, third and fourth quarters of 2019, respectively, totaling $22 million.

We paid a cash dividend of $0.32 per share on AIG Common Stock during each quarter of 2019 totaling $1.1 billion.

AIG Parent Funding to Subsidiaries

In February 2019, AIG Parent made a capital contribution of $300 million to our General Insurance companies.

*On February 13, 2020, AIG announced that it will redeem all of its outstanding 4.35% Callable Notes Due 2045 (the Notes) on March 20, 2020, for a redemption price of 100% of the principal amount plus accrued and unpaid interest. As of February 13, 2020, $350 million aggregate principal amount of the Notes were outstanding.

AIG | 2019 Form 10-K 135

ITEM 7 | Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statements of Cash Flows:

Years Ended December 31,
(in millions)	2019	2018	2017
Sources:
Net cash provided by operating activities	$-	$61	$-
Net cash provided by other investing activities	-	5,494	14,041
Changes in policyholder contract balances	4,751	6,179	2,123
Issuance of long-term debt and debt of consolidated investment entities	3,881	4,734	3,356
Issuance of preferred stock, net of issuance costs	485	-	-
Net cash provided by other financing activities	1,600	-	-
Total sources	10,717	16,468	19,520
Uses:
Net cash used in operating activities	(928)	-	(7,818)
Acquisition of businesses, net of cash and restricted cash acquired	-	(5,717)	-
Net cash used in other investing activities	(5,475)	-	-
Repayments of long-term debt and debt of consolidated investment entities	(3,202)	(3,672)	(3,698)
Purchase of common stock	-	(1,739)	(6,275)
Dividends paid on preferred stock	(22)	-	-
Dividends paid on common stock	(1,114)	(1,138)	(1,172)
Purchases of warrants	-	(11)	(3)
Net cash used in other financing activities	-	(3,559)	(28)
Total uses	(10,741)	(15,836)	(18,994)
Effect of exchange rate changes on cash and restricted cash	16	(11)	(29)
Increase (decrease) in cash and restricted cash	$(8)	$621	$497

The following table presents a summary of AIG’s Consolidated Statement of Cash Flows:

Years Ended December 31,
(in millions)	2019	2018	2017
Summary:
Net cash provided by (used in) operating activities	$(928)	$61	$(7,818)
Net cash provided by (used in) investing activities	(5,475)	(223)	14,041
Net cash provided by (used in) financing activities	6,379	794	(5,697)
Effect of exchange rate changes on cash and restricted cash	16	(11)	(29)
Net Increase (decrease) in cash and restricted cash	(8)	621	497
Cash and restricted cash at beginning of year	3,358	2,737	2,107
Change in cash of businesses held for sale	(63)	-	133
Cash and restricted cash at end of year	$3,287	$3,358	$2,737

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $1.3 billion in 2019 compared to $1.3 billion in 2018 and $1.2 billion in 2017. Excluding interest payments, AIG had operating cash inflows of $399 million in 2019 compared to operating cash inflows of $1.4 billion in 2018 and operating cash outflows of $6.6 billion in 2017. The operating cash outflows in 2017 were primarily due to payment for the adverse development reinsurance agreement entered into with NICO.

136 AIG | 2019 Form 10-K

ITEM 7 | Liquidity and Capital Resources

Investing Cash Flow Activities

Net cash used in investing activities in 2019 was $5.5 billion compared to net cash used in investing activities of $0.2 billion in 2018 and net cash provided by investing activities of $14.0 billion in 2017. Net cash used in investing activities in 2018 included our acquisition of Validus for approximately $5.5 billion in cash. Net cash provided by investing activities in 2017 primarily included sales of certain investments to fund the adverse development reinsurance agreement entered into with NICO.

Financing Cash Flow Activities

Net cash provided by financing activities in 2019 reflected:

•approximately $1.1 billion in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each quarter of 2019;

•approximately $22 million to pay a dividend of $369.6875 per share, $365.625 per share and $365.625 per share on AIG’s Series A Preferred Stock in the second, third and fourth quarters of 2019, respectively;

•approximately $679 million in net inflows from the issuance and repayment of long-term debt and debt of consolidated investment entities; and

•approximately $485 million inflow from the issuance of preferred stock.

Net cash used in financing activities in 2018 reflected:

•approximately $1.1 billion in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each quarter of 2018;

•approximately $1.7 billion to repurchase approximately 36.5 million shares of AIG Common Stock; and

•approximately $1.1 billion in net inflows from the issuance and repayment of long-term debt and debt of consolidated investment entities.

Net cash used in financing activities in 2017 included:

•approximately $1.2 billion in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each quarter of 2017;

•approximately $6.3 billion to repurchase approximately 100 million shares of AIG Common Stock; and

•approximately $342 million in net outflows from the issuance and repayment of long-term debt and debt of consolidated investment entities.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of December 31, 2019, AIG Parent had approximately $12.1 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities and also include a committed, revolving syndicated credit facility. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

AIG | 2019 Form 10-K 137

ITEM 7 | Liquidity and Capital Resources

In developing plans to distribute capital, AIG considers a number of factors, including, but not limited to: AIG’s business and strategic plans, expectations for capital generation and utilization, AIG’s funding capacity and capital resources in comparison to internal benchmarks, as well as rating agency expectations, regulatory standards and internal stress tests for capital.

The following table presents AIG Parent's liquidity sources:

	As of	As of
(in millions)	December 31, 2019	December 31, 2018
Cash and short-term investments(a)	$2,804	$626
Unencumbered fixed maturity securities(b)	4,777	3,168
Total AIG Parent liquidity	7,581	3,794
Available capacity under committed, syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$12,081	$8,294

(a)Cash and short-term investments include reverse repurchase agreements totaling $2.1 billion and $22 million as of December 31, 2019 and 2018, respectively.

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

Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had no outstanding borrowings from FHLBs at December 31, 2019 and aggregate outstanding borrowings of approximately $115 million at December 31, 2018. Our U.S. Life and Retirement companies had $3.5 billion and $3.4 billion which were due to FHLBs in their respective districts at December 31, 2019 and 2018, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. In addition, our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from FHLBs at both December 31, 2019 and 2018.

138 AIG | 2019 Form 10-K

ITEM 7 | Liquidity and Capital Resources

Certain of our U.S. Life and Retirement companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments or partially used for short-term liquidity purposes. Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $2.8 billion and $884 million of securities subject to these agreements at December 31, 2019 and 2018, respectively, and $2.9 billion and $904 million of liabilities to borrowers for collateral received at December 31, 2019 and 2018, respectively.

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

In February 2018, AIG Parent entered into a CMA with Fortitude Re. Among other things, the CMA provides that AIG Parent will maintain available statutory capital and surplus in each of Fortitude Re’s long term business fund and general business account at or above a stress threshold percentage of its projected enhanced capital requirement in respect of the applicable fund, as defined under Bermuda law. As of December 31, 2019, the stress threshold percentage under this CMA was 125 percent.

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown by our insurance companies. Letters of credit issued in support of the General Insurance companies totaled approximately $3.9 billion at December 31, 2019. Letters of credit issued in support of the Life and Retirement companies totaled approximately $859 million at December 31, 2019. Letters of credit issued in support of Fortitude Re totaled $550 million at December 31, 2019.

In 2019, our General Insurance companies collectively paid a total of approximately $2.2 billion in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. agency mortgage-backed securities, municipal bonds and certain other highly rated securities.

In 2019, our Life and Retirement companies collectively paid a total of approximately $1.6 billion in dividends and loan repayments in the form of cash to AIG Parent.

Tax Matters

If the settlement agreements in principle are concluded in our ongoing dispute related to the disallowance of foreign tax credits associated with cross border financing transactions, we will be required to make a payment to the U.S. Treasury. Although we can provide no assurance regarding whether the non-binding settlements will be finalized, the amount we currently expect to pay based on current proposed settlement terms is approximately $1.7 billion, including obligations of AIG Parent and subsidiaries. This amount is net of payments previously made with respect to cross border financing transactions involving matters dating back to 1997 and other matters largely related to the same tax years. There remains uncertainty with regard to whether the settlements in principle will ultimately be approved by the relevant authorities as well as the amount and timing of any potential payment(s) or prepayment(s), one or more of which could be made as early as the first quarter of 2020.

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

As of December 31, 2019, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

AIG | 2019 Form 10-K 139

ITEM 7 | Liquidity and Capital Resources

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

December 31, 2019		Payments due by Period
	Total		2021 -	2023 -
(in millions)	Payments	2020	2022	2024	Thereafter
Insurance operations
Loss reserves(a)	$81,128	$21,601	$22,194	$11,670	$25,663
Insurance and investment contract liabilities	264,409	16,649	32,988	30,099	184,673
Borrowings	1,340	119	225	-	996
Interest payments on borrowings	803	50	99	99	555
Operating leases	733	196	244	136	157
Other long-term obligations	-	-	-	-	-
Total	$348,413	$38,615	$55,750	$42,004	$212,044
Other
Borrowings	$24,092	$1,380	$3,210	$2,868	$16,634
Interest payments on borrowings	14,347	1,040	1,838	1,617	9,852
Operating leases	631	54	98	75	404
Other long-term obligations	439	132	185	97	25
Total	$39,509	$2,606	$5,331	$4,657	$26,915
Consolidated
Loss reserves(a)	$81,128	$21,601	$22,194	$11,670	$25,663
Insurance and investment contract liabilities	264,409	16,649	32,988	30,099	184,673
Borrowings	25,432	1,499	3,435	2,868	17,630
Interest payments on borrowings	15,150	1,090	1,937	1,716	10,407
Operating leases(b)	1,364	250	342	211	561
Other long-term obligations(c)	439	132	185	97	25
Total(d)	$387,922	$41,221	$61,081	$46,661	$238,959

(a)Represents loss reserves, undiscounted and gross of reinsurance.

(b)The company also procured additional office space via operating lease contracts for which lease commencement will occur in 2020. Future undiscounted obligations stemming from those contracts total $507 million, which excludes the effect of renewal options.

(c)Primarily includes contracts to purchase future services and other capital expenditures.

(d)Does not reflect unrecognized tax benefits of $4.8 billion. See Note 23 to the Consolidated Financial Statements for additional information.

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

140 AIG | 2019 Form 10-K

ITEM 7 | Liquidity and Capital Resources

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2019		Amount of Commitment Expiring
	Total Amounts		2021 -	2023 -
(in millions)	Committed	2020	2022	2024	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$271	$252	$8	$-	$11
Guarantees of indebtedness	67	53	14	-	-
All other guarantees(a)	28	9	19	-	-
Commitments:
Investment commitments(b)	7,186	2,676	3,182	1,173	155
Commitments to extend credit	3,817	1,177	1,488	851	301
Letters of credit	3	3	-	-	-
Total(c)	$11,372	$4,170	$4,711	$2,024	$467
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$74
Standby letters of credit	82	82	-	-	-
All other guarantees	407	407	-	-	-
Commitments:
Investment commitments(b)	175	49	71	29	26
Commitments to extend credit	-	-	-	-	-
Letters of credit	11	11	-	-	-
Total(c)(e)	$749	$549	$71	$29	$100
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$74
Standby letters of credit	353	334	8	-	11
Guarantees of indebtedness	67	53	14	-	-
All other guarantees(a)	435	416	19	-	-
Commitments:
Investment commitments(b)	7,361	2,725	3,253	1,202	181
Commitments to extend credit	3,817	1,177	1,488	851	301
Letters of credit	14	14	-	-	-
Total(c)(e)	$12,121	$4,719	$4,782	$2,053	$567

(a)Excludes potential amounts for indemnification obligations included in asset sales agreements. For further information on indemnification obligations see Note 17 to the Consolidated Financial Statements.

AIG | 2019 Form 10-K 141

ITEM 7 | Liquidity and Capital Resources

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

(e)Excludes commitments with respect to pension plans. The annual pension contribution for 2020 is expected to be approximately $65 million for U.S. and non-U.S. plans.

Arrangements with Variable Interest Entities

We enter into various arrangements with variable interest entities (VIEs) in the normal course of business, and we consolidate a VIE when we are the primary beneficiary of the entity.

For a further discussion of our involvement with VIEs see Note 11 to the Consolidated Financial Statements.

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

For additional information regarding our indemnification agreements see Note 17 to the Consolidated Financial Statements.

We have recorded liabilities for certain of these arrangements where it is possible to estimate them. These liabilities are not material in the aggregate. We are unable to develop a reasonable estimate of the maximum potential payout under some of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments under these arrangements.

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Year Ended December 31, 2019	December 31,		and	Foreign	Other		December 31,
(in millions)	2018	Issuances	Repayments	Exchange	Changes		2019
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,853	$595	$(1,000)	$(14)	$33		$20,467
Junior subordinated debt	1,548	-	(6)	(1)	1		1,542
AIG Japan Holdings Kabushiki Kaisha	331	-	-	13	-		344
AIGLH notes and bonds payable	282	-	-	-	-		282
AIGLH junior subordinated debt	361	-	-	-	-		361
Validus notes and bonds payable	359	-	-	-	(6)		353
Total AIG general borrowings	23,734	595	(1,006)	(2)	28		23,349
AIG borrowings supported by assets:(a)
Series AIGFP matched notes and bonds payable	21	-	-	-	-		21
GIAs, at fair value	2,164	135	(467)	-	171	(b)	2,003
Notes and bonds payable, at fair value	49	-	(3)	-	13	(b)	59
Total AIG borrowings supported by assets	2,234	135	(470)	-	184		2,083
Total debt issued or guaranteed by AIG	25,968	730	(1,476)	(2)	212		25,432
Other subsidiaries' notes, bonds, loans and
mortgages payable - not guaranteed by AIG(c)	168	4	(126)	-	1		47
Total long-term debt	26,136	734	(1,602)	(2)	213		25,479
Debt of consolidated investment entities - not
guaranteed by AIG(d)	8,404	3,147	(1,698)	12	6	(e)	9,871
Total debt	$34,540	$3,881	$(3,300)	$10	$219		$35,350
142 AIG | 2019 Form 10-K

ITEM 7 | Liquidity and Capital Resources

(a)AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.5 billion at both December 31, 2019 and December 31, 2018. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)Primarily represents adjustments to the fair value of debt.

(c)Includes primarily borrowings with Federal Home Loan Banks by our U.S. insurance companies. These borrowings are short term in nature and related activity is presented net of issuances and maturities and repayments.

(d)At December 31, 2019, includes debt of consolidated investment entities related to real estate investments of $3.2 billion, affordable housing partnership investments of $2.1 billion and other securitization vehicles of $4.6 billion. At December 31, 2018, includes debt of consolidated investment entities related to real estate investments of $3.7 billion, affordable housing partnership investments of $1.8 billion and other securitization vehicles of $2.9 billion.

(e)Includes the effect of consolidating previously unconsolidated partnerships and the effect of deconsolidating previously consolidated partnerships.

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing debt at December 31, 2019 of AIG (excluding $9.9 billion of borrowings of consolidated investment entities) for the next four quarters:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in millions)	2020	2020	2020	2020	Total
AIG general borrowings	$119	$-	$638	$708	$1,465
AIG borrowings supported by assets	1	12	18	3	34
Other subsidiaries' notes, bonds, loans and
mortgages payable	36	-	1	-	37
Total	$156	$12	$657	$711	$1,536

See Note 16 to the Consolidated Financial Statements for additional details on debt outstanding.

AIG | 2019 Form 10-K 143

ITEM 7 | Liquidity and Capital Resources

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of the date of this filing. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

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

For a discussion of the effects of downgrades in our credit ratings see Note 12 to the Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit.

FINANCIAL STRENGTH Ratings

Financial Strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy. The following table presents the ratings of our significant insurance subsidiaries as of the date of this filing.

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

For a discussion of the effects of downgrades in our financial strength ratings see Note 12 to the Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit.

144 AIG | 2019 Form 10-K

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

On February 12, 2020, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 30, 2020 to shareholders of record on March 16, 2020.

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

On February 12, 2020, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on March 16, 2020 to holders of record on February 28, 2020.

The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 18 to the Consolidated Financial Statements.

Repurchases of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of approximately $1.5 billion. As of February 12, 2020, $2.0 billion remained under the authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 18 to the Consolidated Financial Statements.

We did not repurchase any shares of AIG Common Stock during 2019.

Dividend Restrictions

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities.

For a discussion of restrictions on payments of dividends by our subsidiaries see Note 20 to the Consolidated Financial Statements.

AIG | 2019 Form 10-K 145

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

Overview

We have an integrated process for managing risks throughout our organization in accordance with our firm-wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management (ERM) Department supervises and integrates the risk management functions in each of our business units, providing senior management with a consolidated view of AIG’s major risk positions. Within each business unit, senior leaders and executives approve risk-taking policies and targeted risk tolerance within the framework provided by ERM. ERM supports our businesses and management by embedding risk management in our key day-to-day business processes and in identifying, assessing, quantifying, monitoring, reporting, and mitigating the risks taken by our businesses and AIG overall. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur.

AIG employs a Three Lines of Defense model. AIG’s business leaders assume full accountability for the risks and controls in their operating units, and ERM performs a review, challenge and oversight function. The third line consists of our Internal Audit Group that provides independent assurance for AIG’s Board.

Risk Governance Structure

Our risk governance structure fosters the development and maintenance of a risk and control management culture that encompasses all significant risk categories impacting our lines of business and functions. Accountability for the implementation of risk policies is aligned with individual corporate executives, with the risk committees receiving regular reports regarding compliance with each policy to support risk governance at our corporate level as well as in each business unit. We review our governance and committee structure on a regular basis and make changes as appropriate to continue to effectively manage and govern both our risks and risk-taking activities.

Our Board of Directors oversees the management of risk through its Risk and Capital Committee (RCC) and Audit Committee. These committees regularly interact with other committees of the Board of Directors which are further described below. Our Chief Risk Officer (CRO) reports to both the RCC and our Chief Executive Officer.

The Group Risk Committee (GRC): The GRC is the senior management group responsible for assessing all significant risk issues on a global basis to protect our financial strength and reputation. The GRC is chaired by our CRO and includes members of the Executive Leadership Team (ELT). Our CRO reports periodically on behalf of the GRC to both the RCC and the Audit Committee of the Board of Directors. Our CRO is also a member of the ELT providing ERM the opportunity to contribute to, review, monitor and consider the impact of changes in strategy.

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

Financial Risk Group (FRG): The FRG is responsible for the oversight of financial risks taken by AIG and our subsidiaries. Its mandate includes overseeing our aggregate credit, market, interest rate, capital, liquidity and model risks, as well as asset-liability management, derivatives activity, and foreign exchange transactions. It provides the primary corporate-level review function for all proposed transactions and business practices that are significant in size, complex in scope, or that present heightened legal, reputational, accounting or regulatory risks. The FRG is chaired by our CRO. Membership of the FRG also includes our CFO, Chief Investment Officer and Treasurer.

146 AIG | 2019 Form 10-K

ITEM 7 | Enterprise Risk Management

Business Unit Risk Committees: Each of our major insurance businesses has established a risk committee that serves as the senior management committee responsible for risk oversight at the individual business unit level. The risk committees are responsible for the identification, assessment and monitoring of all sources of risk within their respective portfolios. Specific responsibilities include setting risk tolerances, reviewing the capital allocation framework, insurance portfolio optimization, and providing oversight of risk-adjusted metrics. In performing these responsibilities, the business unit risk committees may leverage input provided by other business unit committees and working groups.

Risk and Capital Committee (RCC)
Group Risk Committee (GRC)
Financial Risk Group (FRG)
Business Unit Risk Committees
(General Insurance, Life and Retirement)
Legal Entity Risk Committees

Risk Appetite, Limits, Identification, and Measurement

Risk Appetite Framework

Our Risk Appetite Framework integrates stakeholder interests, strategic business goals and available financial resources. We balance these by seeking to take measured risks that are expected to generate repeatable, sustainable earnings and create long-term value for our shareholders. The framework includes our risk appetite statement approved by the Board of Directors and a set of supporting tools, including risk tolerances, risk limits and policies, which we use to manage our risk profile and financial resources.

We articulate our aggregate risk-taking by setting risk tolerances and thresholds on capital and liquidity measures. These measures are set at the AIG Parent level as well as the legal entity level and cover consolidated and insurance company capital and liquidity ratios. We must comply with standards for capital adequacy and maintain sufficient liquidity to meet all our obligations as they come due in accordance with our capital management and liquidity policies. Our risk tolerances take into consideration regulatory requirements, rating agency expectations, and business needs. The GRC routinely reviews the level of risk taken by the consolidated organization in relation to the established risk tolerances. A consolidated risk report is also presented periodically to the RCC by our CRO.

AIG | 2019 Form 10-K 147

ITEM 7 | Enterprise Risk Management

Risk Limits

A key component of our Risk Appetite Framework is having a process in place that establishes and maintains appropriate limits on the material risks identified for our core businesses and facilitates the monitoring and meeting of both internal and external stakeholder expectations. Our objectives include:

•Establishing risk monitoring, providing early warning indicators, and ensuring timely oversight and enforceability of limits;

•Defining a consistent and transparent approach to limits governance; and

•Aligning our business activities with our risk appetite statement.

To support the monitoring and management of AIG’s and its business units’ material risks, ERM has an established limits framework that employs a three-tiered hierarchy:

•Board-level risk tolerances are AIG’s aggregate consolidated capital and parent liquidity limits. They define the minimum level of capital and liquidity that we should maintain. These board-level risk tolerances require RCC and Board approval.

•AIG management level limits are risk type specific limits at the AIG consolidated level. These limits are defined and calibrated to constrain our concentration in specific risk types, to protect against taking risks that exceed the amount of overall capital AIG has available, and to protect against excess earnings volatility. These limits are approved by our CRO with consultation from the GRC.

•Business unit and legal entity level limits are set to address key risks identified for the business unit and legal entities, protect capital and liquidity at legal entities and/or meet legal entity specific requirements of regulators and rating agencies. These limits are defined by the business unit and legal entity Risk Officers.

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

Risk Identification and Measurement

We conduct risk identification through a number of processes at the business unit and corporate level focused on capturing our material risks. A key initiative is our integrated bottom-up risk identification and assessment process which is conducted down to the product-line level. In addition, we perform an annual top-down risk assessment to identify top risks and assign owners to ensure these risks are appropriately addressed and managed. These processes are used as a critical input to enhance and develop our analytics for measuring and assessing risks across the organization.

We employ various approaches to measure and monitor risk exposures, including the utilization of a variety of metrics and early warning indicators. We use a proprietary internal capital and stress testing framework to measure our quantifiable risks for both insurance and non-insurance operations.

The internal capital framework quantifies our aggregate economic risk at a given confidence interval, after taking into account diversification benefits between risk factors and business lines. We leverage the internal capital framework to help inform our consolidated risk consumption and profile as well as risk and capital allocation for our businesses.

The stress testing framework assesses our aggregate exposure to our most significant financial and insurance risks, including the risks in each of our key insurance company subsidiaries in relation to its capital needs under stress, risks inherent in our non-insurance company subsidiaries, and risks to AIG consolidated capital. The framework measures risk over multiple time horizons and under different levels of stress, and includes multi-factor stresses as well as single factor sensitivities that are designed to reflect AIG’s risk characteristics. We use this information to support the assessment of resources needed at the AIG Parent level to support our subsidiaries and capital resources required to maintain consolidated company target capitalization levels.

We evaluate and manage risk in material topics as shown below. These topics are discussed in further detail in the following pages:
•Credit Risk Management	•Liquidity Risk Management	•Insurance Risks
•Market Risk Management	•Operational Risk Management	•Other Business Risks

148 AIG | 2019 Form 10-K

ITEM 7 | Enterprise Risk Management

Credit Risk Management

Overview

Credit risk is defined as the risk that our customers or counterparties are unable or unwilling to repay their contractual obligations when they become due. Credit risk may also result from a downgrade of a counterparty’s credit ratings or a widening of its credit spreads.

We devote considerable resources to managing our direct and indirect credit exposures. These exposures may arise from, but are not limited to, fixed income investments, equity securities, deposits, commercial paper investments, reverse repurchase agreements and repurchase agreements, corporate and consumer loans, leases, reinsurance and retrocessional insurance recoverables, counterparty risk arising from derivatives activities, collateral extended to counterparties, insurance risk cessions to third parties, financial guarantees, letters of credit, and certain General Insurance businesses.

Governance

Our credit risks are managed by teams of credit professionals, subject to ERM oversight and various control processes. Their primary role is to ensure appropriate credit risk management in accordance with our credit policies and procedures relative to our credit risk parameters. Our Chief Credit Officer (CCO) and credit executives are primarily responsible for the development, implementation and maintenance of a risk management framework, which includes the following elements related to our credit risks:

•developing and implementing our company-wide credit policies and procedures;

•approving delegated credit authorities to our credit executives and qualified credit professionals;

•developing methodologies for quantification and assessment of credit risks, including the establishment and maintenance of our internal risk rating process;

•managing a system of credit and program limits, as well as the approval process for credit transactions, above limit exposures, and concentrations of risk that may exist or be incurred;

•evaluating, monitoring, reviewing and reporting of credit risks and concentrations regularly with senior management; and

•approving appropriate credit reserves, credit-related other-than-temporary impairments and corresponding methodologies for all credit portfolios.

We monitor and control our company-wide credit risk concentrations and attempt to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in some circumstances, we may require mitigants, such as third-party guarantees, reinsurance or collateral, including commercial bank-issued letters of credit and trust collateral accounts. We treat these guarantees, reinsurance recoverables, and letters of credit as credit exposure and include them in our risk concentration exposure data. We also closely monitor the quality of any trust collateral accounts.

For further information on our credit concentrations and credit exposures see Investments – Available-for-Sale Investments.

AIG | 2019 Form 10-K 149

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
Credit Reserving

including but not limited to development of a proper framework, policies and procedures for establishing accurate identification of (i) Allowance for Loan and Lease Losses,(ii) CECL reserves and (iii) other-than-temporary impairments for securities portfolios

Market Risk Management

Overview

Market risk is defined as the risk of adverse impact due to systemic movements in one or more of the following market risk drivers: equity and commodity prices, residential and commercial real estate values, interest rates, credit spreads, foreign exchange, inflation, and their respective levels of volatility.

We are engaged in a variety of insurance, investment and other financial services businesses that expose us to market risk, directly and indirectly. We are exposed to market risks primarily within our insurance and capital markets activities, on both the asset and the liability sides of our balance sheet through on- and off-balance sheet exposures. Within each business, the Risk Officer is responsible for creating a framework for proper identification of market risks, and ensuring that the risks are appropriately measured, monitored and managed, and are in accordance with the risk governance framework established by the Chief Market Risk Officer (CMRO).

The scope and magnitude of our market risk exposures is managed under a robust framework that contains defined risk limits and minimum standards for managing market risk in a manner consistent with our risk appetite statement. Our market risk management framework focuses on quantifying the financial repercussions of changes in the above mentioned market risk drivers.

Many of our market risk exposures, including exposures to changes in levels of interest rates and equity prices, are associated with the asset and liability exposures of our Life and Retirement companies. These exposures are generally long-term in nature. Examples of liability-related exposures include interest rate sensitive surrenders in our fixed deferred annuity product portfolio. Also, we have equity market risk sensitive surrenders in our variable annuity product portfolio. These interactive asset-liability types of risk exposures are regularly monitored in accordance with the risk governance framework noted above.

Governance

Market risk is overseen at the corporate level within ERM through the CMRO. The CMRO is supported by a dedicated team of professionals within ERM. Market Risk is managed by our finance, treasury and investment management corporate functions, collectively, and in partnership with ERM. The CMRO is primarily responsible for the development and maintenance of a risk management framework that includes the following key components:

•written policies that define the rules for our market risk-taking activities and provide clear guidance regarding their execution and management;

•a limit framework that aligns with our Board-approved risk appetite statement;

•independent measurement, monitoring and reporting for line of business, business unit and enterprise-wide market risks; and

•clearly defined authorities for all individuals and committee roles and responsibilities related to market risk management.

These components facilitate the CMRO’s identification, measurement, monitoring, reporting and management of our market risks.

150 AIG | 2019 Form 10-K

ITEM 7 | Enterprise Risk Management

Risk Identification

Market risk focuses on quantifying the financial repercussions of changes in broad, external, predominantly market-observable variables. Financial repercussions can include an adverse impact on results of operations, financial condition, liquidity and capital of AIG.

Each of the following systemic risks is considered a market risk:

Equity prices

We are exposed to changes in equity market prices affecting a variety of instruments. Changes in equity prices can affect the valuation of publicly traded equity shares, investments in private equity, hedge funds, mutual funds, exchange-traded funds, alternative risk premia investment strategies, and other equity-linked capital market instruments as well as equity-linked insurance products, including but not limited to index annuities, variable annuities, indexed universal life insurance and variable universal life insurance.

Residential and commercial real estate values

Our investment portfolios are exposed to the risk of changing values in a variety of residential and commercial real estate investments. Changes in residential/commercial real estate prices can affect the valuation of residential/commercial mortgages, residential/commercial mortgage-backed securities and other structured securities with underlying assets that include residential/commercial mortgages, trusts that include residential/commercial real estate and/or mortgages, residential mortgage insurance and reinsurance contracts and commercial real estate investments.

Interest rates

Interest rate risk can arise from a mismatch in the interest rate exposure of assets versus liabilities. Lower interest rates generally result in lower investment income and make some of our product offerings less attractive to investors. Conversely, higher interest rates are typically beneficial for the opposite reasons. However, when rates rise quickly, there can be an asymmetric GAAP accounting effect where the existing securities lose market value, which is largely reported through Other comprehensive income, and the offsetting decrease in the value of certain liabilities may not be recognized. Changes in interest rates can affect the valuation of fixed maturity securities, financial liabilities, insurance contracts including but not limited to universal life, fixed rate annuities, variable annuities and derivative contracts. Additionally, for Variable Annuity, Index Annuity, and Equity Indexed Universal Life products, deviations in actual versus expected policyholder behavior can be driven by fluctuations in various market variables, including interest rates. Policies with guaranteed living benefit options or riders are also subject to the risk of actual benefit utilization being different than expected.

Credit spreads

Credit spreads measure an instrument’s risk premium or yield relative to that of a comparable duration, default-free instrument. Changes in credit spreads can affect the valuation of fixed maturity securities, including but not limited to corporate bonds, asset backed securities, mortgage-backed securities, AIG-issued debt obligations, credit derivatives, derivative credit valuation adjustments and economic valuation of insurance liabilities. Much like higher interest rates, wider credit spreads paired with unchanged expectations about default losses imply higher investment income in the long term. In the short term, quickly rising spreads will cause a loss in the value of existing fixed maturity securities, which is largely reported through Other comprehensive income. A precipitous widening of credit spreads may also signal a fundamental weakness in the credit worthiness of bond obligors, potentially resulting in default losses.

Foreign exchange (FX) rates

We are a globally diversified enterprise with income, assets and liabilities denominated in, and capital deployed in, a variety of currencies. Changes in FX rates can affect the valuation of a broad range of balance sheet and income statement items as well as the settlement of cash flows exchanged in specific transactions.

Commodity prices

Changes in commodity prices (the value of commodities) can affect the valuation of publicly-traded commodities, commodity indices, derivatives on commodities and commodity indices, and other commodity-linked investments and insurance contracts. We are exposed to commodity prices primarily through their impact on the prices and credit quality of commodity producers’ debt and equity securities in our investment portfolio.

Inflation

Changes in inflation can affect the valuation of fixed maturity securities, including AIG-issued debt obligations, derivatives and other contracts explicitly linked to inflation indices, and insurance contracts where the claims are linked to inflation either explicitly, via indexing, or implicitly, through medical costs or wage levels.

AIG | 2019 Form 10-K 151

ITEM 7 | Enterprise Risk Management

Risk Measurement

Our market risk measurement framework was developed with the main objective of communicating the range and scale of our market risk exposures. At the firm-wide level, market risk is measured in a manner that is consistent with AIG’s risk appetite statement. This is designed to ensure that we remain within our stated risk tolerance levels and can determine how much additional market risk taking capacity is available within our framework. The framework measures our overall exposure to change in each of the systemic market risk factors on an economic basis.

In addition, we monitor risks through multiple lenses that include economic, GAAP and statutory reporting frameworks at various levels of business consolidation. This process aims to establish a comprehensive coverage of potential implications from adverse market risk developments.

We use a number of approaches to measure our market risk exposure, including:

Examples include:
Sensitivity analysis	measures the impact from a unit change in a market risk input

•a one basis point increase in yield on fixed maturity securities,

•a one basis point increase in credit spreads of fixed maturity securities, and

•a one percent increase in prices of equity securities.

Scenario analysis	uses historical, hypothetical, or forward-looking macroeconomic scenarios to assess and report exposures

•a 100 basis point parallel shift in the yield curve, or

•a 20 percent immediate and simultaneous decrease in world-wide equity markets.

Scenarios may also utilize a stochastic framework to arrive at a probability distribution of losses.

Stress testing	a special form of scenario analysis in which the scenarios are designed to lead to a material adverse outcome	•the stock market crash of October 1987 or the widening of yields or spreads of RMBS or CMBS during 2008.

152 AIG | 2019 Form 10-K

ITEM 7 | Enterprise Risk Management

Market Risk Sensitivities

The following table provides estimates of sensitivity to changes in yield curves, equity prices and foreign currency exchange rates on our financial instruments and excludes approximately $169.4 billion and $168.9 billion as of December 31, 2019 and December 31, 2018, respectively, of insurance liabilities. AIG believes that the interest rate sensitivities of these insurance and other liabilities serve as an offset to the net interest rate risk of the financial assets presented in the table below.

	Balance Sheet Exposure				Economic Effect
	December 31,		December 31,		December 31,	December 31,
(dollars in millions)	2019		2018		2019	2018
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$255,743		$237,460		$(16,644)	$(13,831)
Mortgage and other loans receivable(a)	43,441		39,656		(2,385)	(1,993)
Derivatives:
Interest rate contracts	451		867		(1,530)	(1,196)
Equity contracts	630		383		(360)	21
Other contracts	(64)		80		28	26
Total interest rate sensitive assets	$300,201	(b)	$278,446	(b)	$(20,891)	$(16,973)
Interest rate sensitive liabilities:
Policyholder contract deposits:
Investment-type contracts(a)	$(126,137)		$(120,602)		$8,553	$6,217
Variable annuity and other embedded
derivatives	(6,909)		(4,116)		2,118	1,537
Long-term debt(a) (c)	(24,092)		(24,635)		2,127	1,807
Total interest rate sensitive liabilities	$(157,138)		$(149,353)		$12,798	$9,561
Sensitivity factor					20% decline in stock prices and
					alternative investments
Derivatives:
Equity contracts(d)	$630		$383		$426	$862
Equity and alternative investments:
Real estate investments	8,491		8,935		(1,698)	(1,787)
Private equity	5,531		4,787		(1,106)	(957)
Hedge funds	3,314		4,179		(663)	(836)
Common equity	827		792		(165)	(158)
PICC Investment	-		448		-	(90)
Other investments	913		903		(183)	(181)
Total derivatives, equity and alternative
investments	$19,706		$20,427		$(3,389)	$(3,147)

Policyholder contract deposits:
Variable annuity and other
embedded derivatives(d)	$(6,909)		$(4,116)		$(215)	$(655)
Total liability	$(6,909)		$(4,116)		$(215)	$(655)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Great Britain pound	$1,812		$1,861		$(181)	$(186)
Euro	253		1,330		(25)	(133)
Hong Kong dollar	35		585		(4)	(58)
All other foreign currencies	1,829		1,587		(183)	(159)
Total foreign currency-denominated net
asset position(e)	$3,929		$5,363		$(393)	$(536)

AIG | 2019 Form 10-K 153

ITEM 7 | Enterprise Risk Management

(a)The economic effect is the difference between the estimated fair value and the effect of a 100 bps parallel increase in all yield curves on the estimated fair value. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Long-term debt were $43,783 million, $133,246 million and $26,427 million at December 31, 2019, respectively. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Long-term debt were $40,152 million, $121,374 million and $23,929 million at December 31, 2018, respectively.

(b)At December 31, 2019, the analysis covered $300.2 billion of $306.3 billion interest-rate sensitive assets. Excluded were $3.5 billion of loans. In addition, $2.6 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2018, the analysis covered $278.4 billion of $285.8 billion interest-rate sensitive assets. Excluded were $3.5 billion of loans. In addition, $3.9 billion of assets across various asset categories were excluded due to modeling limitations.

(c)At December 31, 2019, the analysis excluded $643 million of AIGLH borrowings, $353 million of Validus borrowings, $47 million of borrowings from Glatfelter and $344 million of AIG Japan Holdings loans. At December 31, 2018, the analysis excluded $643 million of AIGLH borrowings, $359 million of Validus borrowings, $168 million of borrowings from FHLB and $331 million of AIG Japan Holdings loans.

(d)The balance sheet exposures for equity contracts and variable annuity and other embedded derivatives are also reflected under “Interest rate sensitive liabilities” above, and are not additive.

(e)The majority of the foreign currency exposure is reported on a one quarter lag.

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that actual financial impacts in any particular period will not exceed the amounts indicated above.

Interest rate sensitivity is defined as change in value with respect to a 100 basis point parallel shift up in the interest rate environment, calculated as: scenario value minus base value, where base value is the value under the yield curves as of the period end and scenario value is the value reflecting a 100 basis point parallel increase in all yield curves.

We evaluate our interest rate risk without considering effects of correlation of changes in levels of interest rate with other key market risks or other assumptions used for calculating the values of our financial assets and liabilities. This scenario does not measure changes in values resulting from non-parallel shifts in the yield curves, which could produce different results.

We evaluate our equity price risk without considering effects of correlation of changes in equity prices with other key market risks or other assumptions used for calculating the values of our financial assets and liabilities. The stress scenario does not reflect the impact of basis risk, such as projections about the future performance of the underlying contract holder funds and actual fund returns, which we use as a basis for developing our hedging strategy.

Foreign currency-denominated net asset position reflects our aggregated non-U.S. dollar assets less our aggregated non-U.S dollar liabilities on a GAAP basis, with certain adjustments. We use a bottom-up approach in managing our foreign currency exchange rate exposures with the objective of protecting statutory surplus at the regulated insurance entity level. At the AIG consolidated level, we monitor our foreign currency exposures against single currency and aggregate currency portfolio limits.

Our three largest foreign currency-denominated net asset positions at December 31, 2019 are Great Britain pound ($1.8 billion), South Korean won ($331 million), and Australian dollar ($276 million).

Our foreign currency-denominated net asset position at December 31, 2019, decreased by $1.4 billion compared to December 31, 2018. The decrease was primarily due to a $1.1 billion decrease in our Euro position. The reduction in our Euro position is principally due to currency conversions associated with internal reinsurance agreements and the rebalancing of net assets across European operations due to Brexit. Our Hong Kong dollar position also decreased $550 million, primarily due to the sale of our PICC investment. Offsetting these decreases was a $299 million increase in our Canadian dollar position, primarily due to hedging actions designed to protect statutory surplus at the regulated insurance entity level.

For illustrative purposes, we modeled our sensitivities based on a 100 basis point parallel increase in yield curves, a 20 percent decline in equity prices and prices of alternative assets, and a 10 percent depreciation of all foreign currency exchange rates against the U.S. dollar. The estimated results presented in the table above should not be taken as a prediction, but only as a demonstration of the potential effects of such events.

The sensitivity factors utilized for 2019 and presented above were selected based on historical data from 1999 to 2019, as follows (see the table below):

•a 100 basis point parallel shift in the yield curve is consistent with a one standard deviation movement of the benchmark ten-year treasury yield;

•a 20 percent drop for equity and alternative investments is broadly consistent with a one standard deviation movement in the S&P 500; and

•a 10 percent depreciation of foreign currency exchange rates is consistent with a one standard deviation movement in the U.S. dollar (USD)/Japanese yen (JPY) exchange rate.

154 AIG | 2019 Form 10-K

ITEM 7 | Enterprise Risk Management

				2019 Scenario as	2019	2019 as a Multiple	Original 2018 Scenario (based
		Standard	Suggested	a Multiple of	Change/	of Standard	on Standard Deviation for
	Period	Deviation	2019 Scenario	Standard Deviation	Return	Deviation	1998-2018 Period)
10-Year Treasury	1999-2019	0.01	0.01	1.18	(0.01)	0.95	0.01
S&P 500	1999-2019	0.18	0.20	1.14	0.29	1.64	0.20
USD/JPY	1999-2019	0.11	0.10	0.94	0.01	0.09	0.10

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

For further information on our three-tiered hierarchy of limits see Risk Appetite, Limits, Identification, and Measurement – Risk Limits.

Liquidity Risk Management

Overview

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

AIG Parent liquidity risk tolerance levels are designed to allow us to meet our financial obligations for a minimum of six months under a liquidity stress scenario. We maintain liquidity limits and minimum coverage ratios designed to ensure that funding needs are met under varying stress conditions. If we project that we could breach these tolerances, we assess and determine appropriate liquidity management actions. However, the market conditions in effect at that time may not permit us to achieve an increase in liquidity sources or a reduction in liquidity requirements.

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

AIG | 2019 Form 10-K 155

ITEM 7 | Enterprise Risk Management

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

Operational Risk Management

Overview

Operational risk is defined as the risk of loss, or other adverse consequences, resulting from inadequate or failed internal processes, people, systems, or from external events. Operational risk includes legal, regulatory, technology, compliance, third-party and business continuity risks, but excludes business and strategy risks.

Operational risk is inherent in each of our business units and functions and can have many impacts, including but not limited to: unexpected economic losses or gains, reputational harm due to negative publicity, regulatory action from supervisory agencies and operational and business disruptions, and/or damage to customer relationships.

156 AIG | 2019 Form 10-K

ITEM 7 | Enterprise Risk Management

Governance

AIG and its consolidated subsidiaries establish and maintain operational risk and controls governance forums that include representatives from the relevant business units and functions to appropriately manage significant operational risk exposures.

Operational risk is overseen at the corporate level within ERM through the Head of Governance and Operational Controls. The Head of Governance and Operational Controls is responsible for the development and maintenance of the operational risk framework that includes policies, standards and deployment of systems.

Risk Identification, Measurement and Monitoring

The Operational Risk Management (ORM) function within ERM oversees adherence to the operational risk policy and risk and control framework, which includes risk identification, assessment, measurement, management and monitoring of operational risk exposures. ORM supports the Head of Governance and Operational Controls and has responsibility to provide an aggregate view of our operational risk profile. In line with the Three Lines of Defense Model, the ORM program includes, but is not limited to, several key components outlined below:

•Risk Event Capture – enables every employee to identify, document, and escalate operational risk events, with a view to enhancing processes, promoting lessons learned and embedding a culture of risk management.

•Risk Assessments – allows for the assessment, measurement and management of the key operational risks within our business units and helps inform on the efficacy of our control environment.

•Key Risk Indicators – enhances the ongoing monitoring and mitigation of operational risks and facilitate risk reporting.

•Issues Management – enables a consistent tracking of issues across the firm, including policy and process exceptions, control deficiencies and findings from risk and control assessment activities.

•Scenario Analyses – executed by first- and second-line professionals to identify potential risks that could result in financial losses to the firm and support the prioritization of operational risk treatment.

ORM, working together with other control and assurance functions (e.g., Compliance, Financial Controls Unit / Sarbanes Oxley, Global Business Continuity, and Internal Audit) through the risk and control framework, provides an independent view of operational risks for each business, and works with the business unit and corporate function CRO and Owner of the Control Agenda, whose responsibilities include coordinating identification, assessment, control and mitigation of risks to the operating environment and promoting awareness, to facilitate implementation of the above programs. This includes coverage of operational risks related to core insurance activities, corporate functions, investing, model risk, technology, third-party providers, as well as compliance and regulatory matters. Based on the results of the risk identification and assessment efforts above, business leaders are accountable for tracking and remediating identified issues in line with our risk-monitoring procedures. Governance committees support these efforts and promote transparency enabling improved management decision making.

The risk and control framework facilitates the identification and mitigation of operational risk issues and is designed to:

•ensure first line accountability and ownership of risks and controls;

•promote role clarity among the business and risk and control functions;

•enhance transparency, risk management governance and culture;

•foster greater consistency in identifying, measuring and ranking material risks;

•proactively address potential risk issues and assign clear ownership and accountability for risk treatment; and

•manage the development of technology solutions that support the objectives above.

Cybersecurity Risk

Cybersecurity risk is an important, constant, and evolving focus for AIG and the insurance and financial services industries in general. The goal of unauthorized parties, using a variety of attack methods, is to gain access to AIG’s data and systems to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. One such example, is the increased sophistication and activities of unauthorized parties using phishing in an attempt to access our systems, usually in an effort to obtain sensitive information, which is an ever-present and increasing attack vector against AIG. Cybersecurity risks may also derive from human error, fraud or malice on the part of AIG employees or third parties who have authorized access to AIG’s systems or information.

AIG | 2019 Form 10-K 157

ITEM 7 | Enterprise Risk Management

ERM works closely with and supports the risk management practices of Information Technology and the Information Security Office and the business units and functions that form the first line of defense against the cybersecurity risks that we face, including the risks that emerge as a result of the execution of our business strategies and our corresponding exposure to new products, clients, industry segments and regions, through initiatives such as investments in technological infrastructure, education and training for employees and vendors, and monitoring of industry developments. As part of our overarching cybersecurity strategy, ERM monitors and assesses the programs designed to remediate our exposures and enhance our systems and applications security.

AIG’s Board of Directors and its Technology Committee are regularly briefed by management on AIG’s cybersecurity matters, including threats, policies, practices and ongoing efforts to improve security. As part of our disclosure controls and procedures, the Cyber Incident Management team, a cross functional group, is responsible for ensuring that the members of management responsible for disclosure controls are informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations so that timely notifications and public disclosures can be made as appropriate. There is no guarantee that the measures AIG takes and the resources AIG devotes to protect against cybersecurity risk will provide absolute security or recoverability of AIG’s systems given the complexity and frequency of the risk which AIG may not always be able to anticipate or adequately address. For additional information regarding the data protection and cybersecurity regulations to which we are subject, see Item 1. Business – Regulation – U.S. Regulation – Privacy, Data Protection and Cybersecurity and – International Regulation – Privacy, Data Protection and Cybersecurity. For additional discussion of cybersecurity risks, see Part I, Item 1A. Risk Factors – Business and Operations.

Insurance Risks

Overview

Insurance risk is defined as the risk of actual claims experience and/or policyholder behavior being materially different than initially expected at the inception of an insurance contract. Uncertainties related to insurance risk include the amount and timing of cash flows from premiums, commissions, expenses, claims and claim settlement expenses paid or received under a contract.

Except as described above, we manage our business risk oversight activities through our insurance operations. A primary goal in managing our insurance operations is to achieve an acceptable risk-adjusted return on equity. To achieve this goal, we must be disciplined in risk selection, premium adequacy, and appropriate terms and conditions to cover the risk accepted.

We operate our insurance businesses on a global basis, and we are exposed to a wide variety of risks with different time horizons. We manage these risks throughout the organization, both centrally and locally, through a number of processes and procedures:

•pre-launch approval of product design, development and distribution;

•underwriting approval processes and authorities;

•exposure limits with ongoing monitoring;

•pricing and risk selection models;

•price approval processes;

•modeling and reporting of aggregations and limit concentrations at multiple levels (policy, line of business, product group, country, individual/group, correlation and catastrophic risk events);

•risk transfer tools such as reinsurance, both internal and third-party;

•review and challenge of reserves to ensure comprehensive analysis with established escalation procedures to provide appropriate transparency in reserving decisions and judgments made in the establishment of reserves;

•business line actuarial briefings and actuarial financial judgment regular reviews with ERM and business management;

•management of relationship between assets and liabilities, including hedging;

•model risk management and validation processes;

•experience monitoring and assumption updates; and

•pricing model monitoring.

We closely manage insurance risk by monitoring and controlling the nature and geographic location of the risks in each line of business underwritten, concentrations in industries, the terms and conditions of the underwriting and the premiums we charge for taking on the risk. We analyze concentrations of risk using various modeling techniques, including both probability distributions (stochastic) and/or single-point estimates (deterministic) approaches.

158 AIG | 2019 Form 10-K

ITEM 7 | Enterprise Risk Management

Governance

Insurance risks are monitored at the business unit level and overseen by the business unit risk officer. As part of our established governance practices, key decisions and considerations related to insurance risks can be raised and deferred for discussion and consideration to business unit risk committees that are chaired by the business unit’s chief risk officer. In addition, in some business units, pricing committees review insurance risk considerations associated with pricing of new insurance products. The insurance risk oversight framework includes the following key components:

•written policies that define the rules for our insurance risk-taking activities;

•a limit framework focused on key insurance risks that aligns with our Board-approved risk appetite statement; and

•clearly defined authorities for all individuals and committee roles and responsibilities related to insurance risk management.

Risk Identification

•General Insurance companies — risks covered include property, casualty, fidelity/surety, accident and health, aviation, and management liability. We manage risks in the General Insurance business through aggregations and limitations of concentrations at multiple levels: policy, line of business, geography, industry and legal entity.

•Life and Retirement companies — risks include mortality and morbidity in the individual life, individual health-care and group life insurance products, longevity risk in the individual retirement, group retirement and institutional markets products, and policyholder behavior across all product lines. We manage risks through product design, sound medical and non-medical underwriting.

We purchase reinsurance for our insurance and reinsurance operations. Reinsurance facilitates insurance risk management (retention, volatility, concentrations) and capital planning. We may purchase reinsurance on a pooled basis. Pooling of our reinsurance risks enables us to purchase reinsurance more efficiently at a consolidated level, manage global counterparty risk and relationships and manage global catastrophe risks.

Risk Measurement, Monitoring and Limits

We use a number of approaches to measure our insurance risk exposure, including:

Sensitivity analysis. Deterministic analyses are used to measure statistical variances from best estimate assumptions on important risk factors, as well as different distributions risk categories.

Stochastic methods. Stochastic methods are used to measure and monitor risks including natural catastrophe, reserve and premium risk. We develop probabilistic estimates of risk based on our exposures, historical observed volatility or industry-recognized models in the case of catastrophe risk.

Scenario analysis. Scenario or deterministic analysis is used to measure and monitor risks such as terrorism and pandemic or to estimate losses due to man-made catastrophic scenarios.

Experience studies. Ongoing assessment of mortality, longevity, morbidity and policyholder behavior experience relative to that assumed in pricing and valuation and that experienced in the general market.

Additionally, there are risk specific assessment tools in place to better manage the variety of insurance risks to which we are exposed.

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

For further information on our three-tiered hierarchy of limits see Risk Appetite, Limits, Identification, and Measurement – Risk Limits.

AIG | 2019 Form 10-K 159

ITEM 7 | Enterprise Risk Management

General Insurance Companies’ Key Risks

We manage our risks through risk review and selection processes, exposure limitations, exclusions, deductibles, self-insured retentions, coverage limits, attachment points, and reinsurance. This management is supported by sound underwriting practices, pricing procedures and the use of actuarial analysis to help determine overall adequacy of provisions for insurance. Underwriting practices and pricing procedures incorporate historical experience, changes in underlying exposure, current regulation and judicial decisions as well as proposed or anticipated regulatory changes or societal trends.

For General Insurance companies, risks primarily include the following:

•Loss Reserves – The potential inadequacy of the liabilities we establish for unpaid losses and loss adjustment expenses is a key risk faced by the General Insurance companies. There is significant uncertainty in factors that may drive the ultimate development of losses compared to our estimates of losses and loss adjustment expenses. We manage this uncertainty through internal controls and oversight of the loss reserve setting process, as well as reviews by external experts. For further information see Critical Accounting Estimates – Insurance Liabilities – Loss Reserves.

•Underwriting – The potential inadequacy of premiums charged for future risk periods on risks underwritten in our portfolios can impact the General Insurance companies’ ability to achieve an underwriting profit. We develop pricing based on our estimates of losses and expenses, but factors such as market pressures and the inherent uncertainty and complexity in estimating losses may result in premiums that are inadequate to generate underwriting profit. This may be driven by adverse economic conditions, unanticipated emergence of risks or increase in frequency of claims, or unexpected or increased costs or expenses.

•Catastrophe Exposure – Our business is exposed to various catastrophic events in which multiple losses can occur and affect multiple lines of business in any calendar year. Natural disasters, such as hurricanes, earthquakes and other catastrophes, have the potential to adversely affect our operating results. Other risks, such as man-made catastrophes or pandemic disease, could also adversely affect our business and operating results to the extent they are covered by our insurance products. Concentration of exposure in certain industries or geographies may cause us to suffer disproportionate losses.

•Single Risk Loss Exposure – Our business is exposed to loss events that have the potential to generate losses from a single insured client. Events such as fires or explosions can result in loss activity for our clients. The net risk to us is managed to acceptable limits established by the Chief Underwriting Officer through a combination of internal underwriting standards and external reinsurance. Furthermore, single risk loss exposure is managed and monitored on both a segregated and aggregated basis.

•Reinsurance – Since we use reinsurance to limit our losses, we are exposed to risks associated with reinsurance including the unrecoverability of expected payments from reinsurers due to either an inability or unwillingness to pay, contracts that do not respond properly to the event or actual reinsurance coverage that is different than anticipated. The inability or unwillingness to pay is considered credit risk and is monitored through our credit risk management framework.

Natural Catastrophe Risk

We manage catastrophe exposure with multiple approaches such as setting risk limits based on aggregate Probable Maximum Loss (PML) modeling, monitoring overall exposures and risk accumulations, modifying our gross underwriting standards, and purchasing catastrophe reinsurance through both the traditional reinsurance and capital markets in addition to other reinsurance protections.

We use third-party catastrophe risk models and other tools to evaluate and simulate frequency and severity of catastrophic events and associated losses to our portfolios of exposures. We apply proprietary multi-model approaches, making adjustments to modeled losses to account for loss adjustment expenses, model biases, data quality and non-modeled risks.

We perform post-catastrophe event studies to identify model inefficiencies, underwriting gaps, and improvement opportunities. Lessons learned from post-catastrophe event studies are incorporated into the modeling and underwriting processes of risk pricing and selection. The majority of policies exposed to catastrophic risks are one-year contracts that allow us to adjust our underwriting guidelines, pricing and exposure accumulation in a relatively short period.

We recognize that climate change has implications for insurance industry exposure to natural catastrophe risk. With multiple levels of risk management processes in place, we actively analyze the latest climate science and policies to anticipate potential changes to our risk profile, pricing models and strategic planning. For example, we continually consider changes in climate and weather patterns as an integral part of the underwriting process. In addition, we provide insurance products and services to help our clients be proactive against the threat of climate change. Our internal product development, underwriting, and modeling, will continue to adapt to and evolve with the developing risk exposures attributed to climate change.

Our natural catastrophe exposure to primary modeled perils is principally driven by the U.S. and secondarily Japan, though our overall exposure is diversified across multiple countries and perils. For example, we have exposures to additional perils such as European windstorms and wildfire exposures across multiple countries. Within the U.S., we have significant hurricane exposure in Florida, the

160 AIG | 2019 Form 10-K

ITEM 7 | Enterprise Risk Management

Gulf of Mexico, the Northeast U.S. and mid-Atlantic regions. Within the U.S., we have significant earthquake exposure in California and the Pacific Northwest regions. Earthquakes impacting the Pacific Northwest region may result in a higher share of industry losses than other regions primarily due to our relative share of exposure in these regions.

The table below details our modeled estimates of PML, net of reinsurance, on an annual aggregate basis. The 1-in-100 and 1-in-250 PMLs are the annual aggregate probable maximum losses with probability of 1 percent and 0.4 percent in a year, respectively. Estimates as of December 31, 2019 reflect our in-force portfolio for exposures as of October 1, 2019 and all inuring reinsurance covers as of December 31, 2019, except for the catastrophe reinsurance programs, which are as of January 1, 2020.

The following table presents an overview of annual aggregate modeled losses for world-wide all perils and exposures arising from our largest primarily modeled perils:

At December 31, 2019	Net of	Net of	Percent of Total
(in millions)	Reinsurance	Reinsurance, After Tax(f)	Shareholder Equity
Exposures:
World-wide all peril (1-in-250)(a)	$5,119	$4,044	6.2%
U.S. Hurricane (1-in-100)(b)	1,737	1,372	2.1
U.S. Earthquake (1-in-250)(c)	1,411	1,115	1.7
Japanese Typhoon (1-in-100)(d)	564	446	0.7
Japanese Earthquake (1-in-250)(e)	632	499	0.8

(a)The world-wide all peril loss estimate includes wildfire exposure.

(b)The U.S. hurricane loss estimate includes losses to Commercial and Personal Property from hurricane hazards of wind and storm surge.

(c)The U.S. earthquake loss estimates represent exposure to Commercial and Personal Property, Workers’ Compensation (U.S.) and A&H business lines.

(d)Japan Typhoon loss estimate represents exposure to Commercial and Personal Property.

(e)Japan Earthquake loss estimate represents exposure to Commercial and Personal Property and A&H business lines.

(f)Taxed at the statutory tax rate of 21 percent for both the U.S. and Japanese modeled losses. The majority of Japan exposures are ceded to our U.S. Pool.

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

Also, the modeled results are based on the assumption that all reinsurers fulfill their obligations to us under the terms of the reinsurance arrangements. However, reinsurance recoverables may not be fully collectible. Therefore, these estimates are inherently uncertain and may not accurately reflect our net exposure, inclusive of credit risk, to these events.

Our 2020 property catastrophe reinsurance program is a worldwide program providing both aggregate and per occurrence protection, with differing per occurrence and aggregate attachment points for North America, Japan, and Rest of World (with some additional regional/country variations). The program includes $2.5 billion of aggregate limit that is shared across the regional towers.

Our coverage for North America includes:

•$1.525 billion of per occurrence protection covering our U.S and Caribbean high net worth personal lines business, with varying attachment points in specific geographies ranging from $50 million to $150 million

•Per occurrence protection of up to $1 billion excess of $500 million, primarily covering commercial exposures but also personal lines exposures not covered by the above high net worth personal lines protection

•Aggregate protection utilizing the $2.5 billion of shared limit attaching excess $750 million with per occurrence deductibles of $25 million, $50 million or $75 million, depending on region/event, primarily covering commercial exposures but also covering our U.S. and Caribbean high net worth personal lines exposure to earthquakes

Our coverage for exposure outside North America includes:

•Japan per occurrence coverage of $550 million excess of $200 million and includes both personal and commercial exposure

•Rest of World per occurrence coverage of $300 million excess of $100 million, including both personal and commercial exposure

•Rest of World and Japan $2.5 billion of aggregate shared limit attaching excess of $160 million and $250 million, respectively, with per occurrence deductibles of $20 million

Although the shared limit coverage for North America, Japan and Rest of World has varying retentions per region, the maximum aggregate retention globally is $1.0 billion for 2020.

AIG | 2019 Form 10-K 161

ITEM 7 | Enterprise Risk Management

We have also purchased property per risk covers that provide protection against large losses globally, which include those emanating from non-critical catastrophe events (all events except for named windstorm and earthquake) globally as well as critical catastrophe events (named windstorm and earthquake) outside North America.

For Validus Reinsurance Ltd., our catastrophe protection comes from a variety of reinsurance protections but is largely providing $400 million of limit excess $300 million of retention from world-wide exposure via an aggregate excess of loss cover with an additional $450 million of limit excess $700 million via the Tailwind Re Cat Bond for U.S., Puerto Rico and Canada named storm losses.

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

Our largest terrorism concentrations are in New York City, and estimated losses are largely driven by the Property and Workers’ Compensation lines of business. At our largest exposure location, modeled losses for a five-ton bomb attack net of the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) and reinsurance recoveries are estimated to be $2.4 billion based on the exposures as of October 1, 2019.

Our exposure to terrorism risk in the U.S. is mitigated by TRIPRA in addition to limited private reinsurance protections. TRIPRA covers terrorist attacks within the United States or U.S. missions and against certain U.S. carriers or vessels and excludes certain lines of business as specified by applicable law. In 2020, TRIPRA covers 80 percent of insured losses above a deductible. The current estimate of our deductible is approximately $2.0 billion for 2019.

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

Life and Retirement Companies’ Key Risks

We manage risk through product design, experience monitoring, pricing and underwriting discipline, risk limits, reinsurance and active monitoring and management of the relationships between assets and liabilities, including hedging.

For Life and Retirement companies, risks include the following:

•Longevity risk – represents the risk of an increase in value of an annuity policy or a payout benefit as a result of actual mortality experience being lower than the expected mortality experience. This risk could arise from medical advancement and longer-term societal health changes. This risk exists in a number of our product lines but is most significant for our annuity products.

•Morbidity risk – represents the risk arising from actual morbidity (e.g. illness, disability or disease) incidence rate being higher than expected or the length of the claims extending longer than expected resulting in a higher overall benefit payout. This risk could arise from longer-term medical advances in detection and treatment for various diseases and medical conditions. This risk exists in a number of our product lines such as accident and health and long –term care businesses which for the most part are in run-off, and ceded to Fortitude Re and U.S. group benefits which AIG has almost fully exited.

•Mortality risk – represents the risk of loss arising from actual mortality experience being higher than expected mortality experience. This risk could arise from pandemics or other events, including longer-term societal changes that cause higher-than-expected mortality. This risk exists in a number of our product lines, but is most significant for our life insurance products.

162 AIG | 2019 Form 10-K

ITEM 7 | Enterprise Risk Management

•Policyholder behavior risk (including full and partial surrender/lapse risk) – represents the risk that actual policyholder behavior differs from expected behavior in a manner that has an adverse effect on our operating results. There are many related assumptions made when products are sold, including how long the contracts will persist and other assumptions which impact the expected utilization of contract benefits, options and guarantees. Actual experience can vary significantly from these assumptions. This risk is impacted by a number of factors including changes in market conditions, especially changes in the levels of interest rate and equity markets, tax law, regulations, competitive landscape and policyholder preferences. This risk exists in many of our product lines, but most notably within the annuity portfolio of business.

The emergence of significant adverse experience compared to the initial assumptions at policy issuance or revised expectations would require an adjustment to DAC and benefit reserves, which could have a material adverse effect on our consolidated results of operations for a particular period.

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

Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs

Our Individual and Group Retirement businesses offer variable annuity products with guaranteed living benefit (GLB) riders that guarantee a certain level of lifetime benefits. GLBs are accounted for as embedded derivatives measured at fair value, with changes in the fair value recorded in Other realized capital gains (losses). GLB features subject the Life and Retirement companies to market risk, including exposure to changes in levels of interest rates, equity prices, credit spreads and market volatility.

Variable annuity product design is the first step in managing our exposure to these market risks. Risk mitigation features of our variable annuity product design include GLB rider fees indexed to an equity market volatility index, which can provide additional fee assessments in periods of increased market volatility, required minimum allocations to fixed accounts to reduce overall equity exposure, and for some of the variable annuity products, the utilization of volatility control funds, which have an ability to reduce equity exposures in the funds in response to changes in market volatility, even under sudden or extreme market movements.

After reflecting our product risk-mitigating features, we hedge our remaining economic exposure to market risk within GLB features through our variable annuity hedging program, which is designed to offset certain changes in the economic value of these GLB embedded derivatives, within established thresholds. The hedging program is designed to provide additional protection against large and combined movements in levels of interest rates, equity prices, credit spreads and market volatility under multiple scenarios.

Our hedging program utilizes an economic hedge target, which represents our estimate of the underlying economic risks in our GLB riders, based on the present value of the future expected benefit payments for the GLB, less the present value of future GLB rider fees, over numerous stochastic scenarios. This stochastic projection method uses best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization) in conjunction with market scenarios calibrated to observable equity and interest rate option prices. Policyholder behaviors are regularly evaluated to compare current assumptions to actual experience and, if appropriate, changes are made to the policyholder behavior assumptions. The risk of changes in policyholder behavior is not explicitly hedged, and such differences between expected and actual policyholder behaviors will result in hedge ineffectiveness.

Due to differences between the calculation of the value of the economic hedge target and the U.S. GAAP valuation of the embedded derivative, which include differences in the treatment of rider fees and exclusion of certain risk margins and other differences in discount rates, we expect relative movements in the value of the economic hedge target and the U.S. GAAP embedded derivative valuation will vary over time with changes in levels of equity markets, interest rates, credit spreads and volatility.

For information on the impact on our consolidated pre-tax income from the change in fair value of the embedded derivatives and the hedging portfolio, as well as additional discussion of differences between the economic hedge target and the valuation of the embedded derivatives see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results.

In designing the hedging portfolio for our variable annuity hedging program, we make assumptions and projections about the future performance of the underlying contract mutual funds. To project future account value changes, we use these assumptions about how each of the underlying mutual funds will perform. We map the mutual funds to a set of publicly traded indices that we believe best represent the liability to be hedged. Basis risk exists due to the variance between fund returns projected under these assumptions and actual fund returns, which may result in variances between changes in the value of the hedging portfolio and changes in the economic value of the hedge target. Net hedge results and the associated cost of hedging are also impacted by differences between realized volatility and implied volatility.

AIG | 2019 Form 10-K 163

ITEM 7 | Enterprise Risk Management

Our hedging programs associated with index annuity and index universal life products, are designed to manage market risk associated with the index crediting strategies offered on these product platforms. These hedging programs are designed to offset economic risk arising in conjunction with index returns, associated with the crediting strategies that will be occurring during the current crediting rate reset period. These programs utilize derivative instruments, including but not limited to equity index options and futures contracts. Similarly, as with the variable annuities, there are differences between the calculation of the value of the economic hedge target and the U.S. GAAP valuation of the index annuity and index life embedded derivatives, which can lead to variances in their relative movements.

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

Our hedging programs utilize various derivative instruments, including but not limited to equity options, futures contracts, interest rate swaps and swaptions, as well as other hedging instruments. In addition, within the variable annuities hedging program, we purchase certain fixed income securities. The majority of these securities are classified as available for sale, with a relatively small portion for which we elect the fair value option. To minimize counterparty credit risk the majority of the derivative instruments utilized within the hedging programs are cleared through global exchanges. Over the counter derivatives utilized within the hedging programs are highly collateralized.

The hedging programs are monitored on a daily basis to ensure that the economic hedge targets and the associated derivative portfolios are within the threshold limits, pursuant to the approved hedging strategies. Daily risk monitoring verifies that the net risk exposures are within the approved net risk exposure threshold limits. In addition, monthly stress tests are performed to determine the program’s effectiveness relative to the applicable limits, under an array of combined severe market stresses in equity prices, interest rates, volatility and credit spreads. Finally, hedging strategies are reviewed regularly to gauge their effectiveness in managing our market exposures in the context of our overall risk appetite.

Reinsurance Activities

Reinsurance is used primarily to manage overall capital adequacy and mitigate the insurance loss (Life and Non-Life) exposure related to certain events, such as natural and man-made catastrophes, death events, or single policy level events. Our subsidiaries operate worldwide primarily by underwriting and accepting risks for their direct account on a gross basis and reinsuring a portion of the exposure on either an individual risk or an aggregate basis to the extent those risks exceed the desired retention level. In addition, as a condition of certain direct underwriting transactions, we may be required by clients, agents or regulation to cede all or a portion of risks to specified reinsurance entities, such as captives, other insurers, local reinsurers and compulsory pools.

Reinsurance markets include:

•Traditional local and global reinsurance markets including those in the United States, Bermuda, London and Europe, accessed directly and through reinsurance intermediaries;

•Capital markets through insurance-linked securities and collateralized reinsurance transactions, such as catastrophe bonds, sidecars and similar vehicles; and

•Other insurers that engage in both direct and assumed reinsurance.

The form of reinsurance we may choose from time to time will generally depend on whether we are seeking:

•proportional reinsurance, whereby we cede a specified percentage of premiums and losses to reinsurers;

•non-proportional or excess of loss reinsurance, whereby we cede all or a specified portion of losses in excess of a specified amount on a per risk, per occurrence (including catastrophe reinsurance) or aggregate basis; or

•facultative contracts that reinsure individual policies.

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

164 AIG | 2019 Form 10-K

ITEM 7 | Enterprise Risk Management

Reinsurance Recoverable

AIG’s reinsurance recoverable assets are comprised of:

•Paid losses recoverable – balances due from reinsurers for losses and loss adjustment expenses paid by our subsidiaries and billed, but not yet collected.

•Ceded loss reserves – ultimate ceded reserves for losses and loss adjustment expenses, including reserves for claims reported but not yet paid and estimates for IBNR.

•Ceded reserves for unearned premiums.

•Life and Annuity reinsurance recoverables (ceded policy and claim reserves and policyholder contract deposits).

At December 31, 2019, total reinsurance recoverable assets were $38.0 billion. These assets include general reinsurance paid losses recoverable of $1.8 billion, ceded loss reserves of $31.4 billion including reserves for IBNR claims, and ceded reserves for unearned premiums of $3.2 billion, as well as life reinsurance recoverable of $1.5 billion. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years. These methods are continually reviewed and updated by management. Any adjustments are reflected in income. We believe that the amount recorded for ceded loss reserves at December 31, 2019 reflects a reasonable estimate of the ultimate losses recoverable. Actual losses may, however, differ from the reserves currently ceded.

The Reinsurance Credit Department (RCD) conducts periodic detailed assessments of the financial strength and condition of current and potential reinsurers, both foreign and domestic. The RCD monitors both the financial condition of reinsurers as well as the total reinsurance recoverable ceded to reinsurers, and sets limits with regard to the amount and type of exposure we are willing to take with reinsurers. As part of these assessments, we attempt to identify whether a reinsurer is appropriately licensed, assess its financial capacity and liquidity, and evaluate the local economic and financial environment in which a foreign reinsurer operates. The RCD reviews the nature of the risks ceded and the need for measures, including collateral to mitigate credit risk. For example, in our treaty reinsurance contracts, we frequently include provisions that require a reinsurer to post collateral or use other measures to reduce exposure when a referenced event occurs. Furthermore, we limit our unsecured exposure to reinsurers through the use of credit triggers such as insurer financial strength rating downgrades, declines in regulatory capital, or relevant risk-based capital (RBC) ratios fall below certain levels. We also set maximum limits for reinsurance recoverable exposure, which in some cases is the recoverable amount plus an estimate of the maximum potential exposure from unexpected events for a reinsurer. In addition, credit executives within ERM review reinsurer exposures and credit limits and approve reinsurer credit limits above specified levels. Finally, even where we conclude that uncollateralized credit risk is acceptable, we require collateral from active reinsurance counterparties where it is necessary for our subsidiaries to recognize the reinsurance recoverable assets for statutory accounting purposes. At December 31, 2019, we held $23.1 billion of collateral, in the form of funds withheld, securities in reinsurance trust accounts and/or irrevocable letters of credit, in support of reinsurance recoverable assets from unaffiliated reinsurers.

The following table presents information for each reinsurer representing in excess of five percent of our total reinsurance recoverable assets:

At December 31, 2019		A.M.	Gross		Percent of		Uncollateralized
	S&P	Best	Reinsurance		Reinsurance	Collateral	Reinsurance
(in millions)	Rating(a)	Rating(a)	Assets		Assets(b)	Held(c)	Assets
Reinsurer:
Berkshire Hathaway Group of Companies	AA+	A++	$14,561	(d)	38.3%	$14,403	$158
Swiss Reinsurance Group of Companies	AA-	A+	$4,437		11.7%	$1,797	$2,640

(a)The financial strength ratings reflect the ratings of the various reinsurance subsidiaries of the companies listed as of January 28, 2020.

(b)Total reinsurance assets include both Property Casualty and Life and Retirement reinsurance recoverable.

(c)Excludes collateral held in excess of recoverable balances.

(d)Includes $13.9 billion recoverable under the 2011 retroactive asbestos reinsurance transaction and the 2017 adverse development reinsurance agreement.

At December 31, 2019, we had no significant reinsurance recoverable due from any individual reinsurer that was financially troubled. Reduced profitability associated with lower rates could potentially result in reduced capacity or rating downgrades for some reinsurers. The RCD, in conjunction with the credit executives within ERM, reviews these developments, monitors compliance with credit triggers that may require the reinsurer to post collateral, and seeks to use other appropriate means to mitigate any material risks arising from these developments.

For further discussion of reinsurance recoverable see Critical Accounting Estimates – Reinsurance Assets.

AIG | 2019 Form 10-K 165

ITEM 7 | Enterprise Risk Management

Other BUSINESS RiskS

Derivative Transactions

We utilize derivatives principally to enable us to hedge exposure associated with changes in levels of interest rates, currencies, credit, commodities, equity prices and other risks. Credit risk associated with derivative counterparties exists for a derivative contract when that contract has a positive fair value to us. The maximum potential exposure will increase or decrease during the life of the derivative commitments as a function of maturity and market conditions. All derivative transactions must be transacted within counterparty limits that have been approved by ERM.

We evaluate counterparty credit quality via an internal analysis that is consistent with the AIG Credit Policy. We utilize various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives, margin agreements and subordination to reduce the credit risk related to outstanding financial derivative transactions. We require credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and transaction size and maturity. Furthermore, we enter into certain agreements that have the benefit of set-off and close-out netting provisions, such as ISDA Master Agreements. These provisions provide that, in the case of an early termination of a transaction, we can set off receivables from a counterparty against payables to the same counterparty arising out of all covered transactions. As a result, where a legally enforceable netting agreement exists, the fair value of the transaction with the counterparty represents the net sum of estimated fair values.

The fair value of our interest rate, currency, credit, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts reported as a component of Other assets, was approximately $0.8 billion at December 31, 2019 and $0.9 billion at December 31, 2018. Where applicable, these amounts have been determined in accordance with the respective master netting agreements.

The following table presents the fair value of our derivatives portfolios in asset positions by internal counterparty credit rating:

At December 31,
(in millions)	2019	2018
Rating:
AAA	$45	$37
AA	19	4
A	145	81
BBB	553	619
Below investment grade*	31	174
Total	$793	$915

*Below investment grade includes not rated.

For additional discussion related to derivative transactions see Note 12 to the Consolidated Financial Statements.

166 AIG | 2019 Form 10-K

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

Base Yield Net investment income excluding income from alternative investments and other enhancements, as a percentage of average base invested asset portfolio, which excludes alternative investments, other bond securities and certain other investments for which the fair value option has been elected. Base yield includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

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

AIG | 2019 Form 10-K 167

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

Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and man-made catastrophe losses, such as terrorism and civil disorders that exceed the $10 million threshold.

Net premiums written represent the sales of an insurer, adjusted for reinsurance premiums assumed and ceded, during a given period. Net premiums earned are the revenue of an insurer for covering risk during a given period. Net premiums written are a measure of performance for a sales period, while Net premiums earned are a measure of performance for a coverage period.

168 AIG | 2019 Form 10-K

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

Premiums and deposits – Life and Retirement includes direct and assumed amounts received and earned on traditional life insurance policies, group benefit policies and life-contingent payout annuities, as well as deposits received on universal life, investment-type annuity contracts, FHLB funding agreements and mutual funds.

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

AIG | 2019 Form 10-K 169

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

170 AIG | 2019 Form 10-K

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth in the Enterprise Risk Management section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

AIG | 2019 Form 10-K 171

Part II

ITEM 8 | Financial Statements and Supplementary Data

American International Group, Inc.

Reference to Financial Statements and Schedules

172 AIG | 2019 Form 10-K

ITEM 8 | Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American International Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American International Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

AIG | 2019 Form 10-K 173

ITEM 8 | Report of Independent Registered Public Accounting Firm

Valuation of Certain Level 3 Fixed Maturity Securities

As described in Note 6 to the consolidated financial statements, as of December 31, 2019, the total fair value of the Company’s level 3 fixed maturity securities, including bonds available for sale and other bond securities, was $29.7 billion, comprised of residential mortgage backed securities, commercial mortgage backed securities, collateralized debt obligations, other asset-backed securities, and fixed maturity securities issued by corporations (including private placements), municipalities, and other governmental agencies. As the volume or level of market activity for these securities is limited, management determines fair value either by requesting brokers who are knowledgeable about the particular security to provide a price quote, which according to management is generally non-binding, or by employing market accepted valuation models. In both cases, certain inputs used to determine fair value may not be observable in the market. For certain private placement securities, fair value is determined based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted for illiquidity and structure. For other level 3 securities, such assumptions may include loan delinquencies and defaults, loss severity, and prepayments. As disclosed by management, fair value estimates are subject to management review to ensure valuation models and related inputs are reasonable.

The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 fixed maturity securities is a critical audit matter are (i) the valuation involved the application of significant judgment by management to determine the fair value of these securities, which led to a high degree of auditor subjectivity and judgment in performing the audit procedures relating to the aforementioned assumptions that are used to determine the fair value, (ii) there was significant audit effort and judgment in evaluating the audit evidence related to the valuation, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 fixed maturity securities, including controls related to (i) management’s review over the pricing function and (ii) identifying and resolving pricing exceptions. These procedures also included, among others, obtaining independent third party vendor pricing, where available, and the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of securities. Developing the independent range of prices involved testing the completeness and accuracy of data used by management on a sample basis and evaluating management’s assumptions noted above. The independent third party vendor pricing and the independently developed ranges were compared to management’s recorded fair value estimates.

Valuation of Insurance Liabilities - Unpaid Losses and Loss Adjustment Expenses (Loss Reserves)

As described in Note 14 to the consolidated financial statements, loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and loss adjustment expenses, less applicable discount. As of December 31, 2019, the Company’s total liability for unpaid losses and loss adjustment expenses was $78.3 billion, of which the net liability for unpaid losses and loss adjustment expenses was $47.3 billion, and reinsurance recoveries were $31.0 billion. Management’s estimate of the loss reserves relies on several key judgments, including (i) actuarial methods, (ii) relative weights given to these methods by product line, (iii) underlying actuarial assumptions, and (iv) groupings of similar product lines. Actuarial assumptions include (i) expected loss ratios, (ii) loss development factors, and (iii) loss cost trend factors. During management’s actuarial reviews, various factors are considered, including economic conditions; the legal, regulatory, judicial and social environment; medical cost trends; policy pricing and terms; changes in the claims handling process; and the impact of reinsurance. As described in Note 14 to the consolidated financial statements, management uses a combination of actuarial methods to project ultimate losses for both long-tail and short-tail exposures.

The principal considerations for our determination that performing procedures relating to the valuation of loss reserves is a critical audit matter are (i) the valuation involved the application of significant judgment by management when developing their estimate, which led to a high degree of auditor subjectivity and judgment in performing the audit procedures related to the evaluation, (ii) there was significant audit effort and judgment in evaluating the audit evidence related to the actuarial methods, weights given to these methods by product line, groupings of similar product lines, and the aforementioned actuarial assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of unpaid losses and loss adjustment expenses and reinsurance recoveries, including controls over the selection of actuarial methods and development of significant assumptions, as well as controls designed to identify and address management bias and contrary evidence. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in performing one or a combination of procedures for a sample of product lines, including (i) independently estimating reserves using actual historical data and loss development patterns, as well as industry data and other benchmarks, and comparing management’s actuarially determined reserves to these independent estimates, and (ii) evaluating management’s actuarial reserving methods and aforementioned factors, including actuarial assumptions and judgments impacting loss reserves and the consistency of management’s approach period-over-period. Performing these procedures involved testing the completeness and accuracy of data used by management on a sample basis.

174 AIG | 2019 Form 10-K

ITEM 8 | Report of Independent Registered Public Accounting Firm

Amortization and Recoverability of Deferred Policy Acquisition Costs for Investment-Oriented Products

As described in Note 10 to the consolidated financial statements, as of December 31, 2019, deferred policy acquisition costs (DAC) related to universal life and investment-type products (collectively, investment-oriented products) were approximately $6.1 billion. Policy acquisition costs and policy issuance costs related to investment-oriented products are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. As disclosed by management, estimated gross profits are affected by a number of factors, including current and expected interest rates, net investment income and spreads, net realized capital gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience, equity market returns, and volatility. If the assumptions used for estimated gross profits change, DAC is recalculated using the updated assumptions, and any resulting adjustment is included in income. DAC for investment-oriented products is reviewed by management for recoverability, which involves estimating the future profitability of the current business. If actual profitability is substantially lower than previously estimated profitability, DAC may be subject to an impairment charge.

The principal considerations for our determination that performing procedures relating to amortization and recoverability of DAC for investment-oriented products is a critical audit matter are (i) there was significant judgment by management to determine the assumptions including mortality, surrender rates, policyholder behavior, interest rates and equity market return, which led to a high degree of auditor subjectivity and judgment in performing the audit procedures related to the significant assumptions used in the estimate, (ii) there was significant audit effort and judgment in evaluating the audit evidence relating to the significant estimated gross profit assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the amortization and recoverability of DAC for investment-oriented products, including controls over the development of significant assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management’s methodology and the reasonableness of management’s assumptions used in the calculation of estimated gross profits, including mortality, surrender rates, policyholder behavior, interest rates and equity market return. The evaluation of the reasonableness of the assumptions included consideration of the consistency of the assumptions across products in relation to prior periods and in relation to management’s historical experience or observed industry practice. Procedures were performed to test the completeness and accuracy of data used by management in developing the assumptions on a sample basis.

Valuation of Guaranteed Benefit Features of Certain Life and Annuity Products

As described in Notes 6, 14 and 15 to the consolidated financial statements, certain variable annuity and equity-indexed annuity contracts contain embedded derivatives which are bifurcated from the host contracts and accounted for separately at fair value in policyholder contract deposits. As of December 31, 2019, the fair value of these embedded derivatives was $3.9 billion and $2.5 billion for equity-indexed annuity and variable annuities with guaranteed minimum withdrawal benefits, respectively. The fair value of embedded derivatives contained in certain variable annuity and equity-indexed annuity contracts is measured based on policyholder behavior and capital market assumptions related to projected cash flows over the expected lives of the contracts. The policyholder behavior assumptions for these liabilities include mortality, lapses, withdrawals, and benefit utilization, along with an explicit risk margin to reflect a market participant’s estimates of projected cash flows. Estimates of future policyholder behavior assumptions are subjective and based primarily on the Company’s historical experience. The capital market assumptions related to the embedded derivatives for variable annuity contracts involves judgments regarding expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance, and discount rates. With respect to embedded derivatives for equity-indexed annuity contracts, option pricing models are used to estimate fair value, taking into account the capital market assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and management’s ability to adjust the participation rate and the cap on equity-indexed credited rates in light of market conditions and policyholder behavior assumptions. Additional policyholder liabilities are also established for universal life policies with secondary guarantees. As of December 31, 2019, the liability for universal life secondary guarantees was $2.7 billion, which is included within policyholder contract deposits. The policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.

The principal considerations for our determination that performing procedures relating to the valuation of guaranteed benefit features of certain life and annuity products is a critical audit matter are (i) there was significant judgment by management in developing the aforementioned assumptions for the embedded derivatives and the additional policyholder liabilities, which led to a high degree of auditor subjectivity and judgment in performing the audit procedures related to the significant assumptions used in the estimate, (ii) there was significant audit effort and judgment in evaluating the audit evidence relating to the models and significant assumptions used by management in the valuation of the embedded derivatives and additional policyholder liabilities, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of guaranteed benefit features of certain life and annuity products, including controls over the development of models and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in performing an evaluation of the appropriateness of management’s methodology and the reasonableness of management’s judgments used in developing policyholder behavior and capital market assumptions used in estimating the valuation of guaranteed benefit features. These procedures considered the consistency of the assumptions across products, in relation to prior periods, and in relation to management’s historical experience or observed industry practice, and the continued appropriateness of unchanged assumptions. Procedures were performed to test the completeness and accuracy of data provided by management on a sample basis.

AIG | 2019 Form 10-K 175

ITEM 8 | Report of Independent Registered Public Accounting Firm

Recoverability of Net U.S. Federal Deferred Tax Asset

As described in Note 23 to the consolidated financial statements, as of December 31, 2019, the Company had a net U.S. federal deferred tax asset of $12.5 billion. Management evaluates the recoverability of the net deferred tax asset and the need for a valuation allowance based on the weight of all positive and negative evidence to reach a conclusion of whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. In assessing the recoverability of the net deferred tax asset, management considers a number of factors, which include forecasts of future income for each of the businesses and actual and planned business and operational changes, using assumptions about future macroeconomic and company specific conditions and events. Management subjects the forecasts to changes in key assumptions and evaluates the effect on tax attribute utilization. Management also applies changes to assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. As of December 31, 2019, management determined that it is more likely than not that the U.S. federal net operating loss and foreign tax credit carryforwards will be utilized prior to expiration, and, thus, no valuation allowance has been established.

The principal considerations for our determination that performing procedures relating to the recoverability of the net U.S. federal deferred tax asset is a critical audit matter are (i) there was significant judgment by management when developing their estimate of the recoverability, which led to a high degree of auditor subjectivity and judgment in performing the audit procedures relating to the forecasts of future income for each of the businesses, assumptions about future macroeconomic and company specific conditions and events, tax attribute carryforward periods, and tax planning strategies, (ii) there was significant audit effort and judgment in evaluating the audit evidence related to the recoverability of the net U.S. federal deferred tax asset, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recoverability of the net U.S. federal deferred tax asset, including controls over the accuracy of input data relevant to the analysis, such as cumulative loss measurement, reversal of temporary differences, adjustments to forecasted pre-tax income to calculate future taxable income, and enacted and effective tax law considerations. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating management’s assessment of the recoverability of the net U.S. federal deferred tax asset, including the reasonableness of the application of tax law, (ii) testing management’s process for forecasting future income for each of the businesses, which included evaluating the impact of actual and planned business and operational changes, the reasonableness of assumptions about future macroeconomic and company specific conditions and events, as well as considering whether management demonstrated their ability and intent in executing planned strategies, (iii) testing the tax attribute carryforward periods, and (iv) evaluating the prudence and feasibility of the implementation of available tax planning strategies that impact the recoverability of the net U.S. federal deferred tax asset.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 21, 2020

We have served as the Company’s auditor since 1980.

176 AIG | 2019 Form 10-K

American International Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(in millions, except for share data)	2019	2018
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2019 - $233,230; 2018 - $225,780)	$251,086	$229,391
Other bond securities, at fair value (See Note 7)	6,682	11,415
Equity securities, at fair value (See Note 7)	841	1,253
Mortgage and other loans receivable, net of allowance	46,984	43,135
Other invested assets (portion measured at fair value: 2019 - $6,827; 2018 - $5,894)	18,792	19,341
Short-term investments, including restricted cash of $188 in 2019 and $142 in 2018
(portion measured at fair value: 2019 - $5,343; 2018 - $3,015)	13,230	9,674
Total investments	337,615	314,209

Cash	2,856	2,873
Accrued investment income	2,334	2,389
Premiums and other receivables, net of allowance	10,274	11,011
Reinsurance assets, net of allowance	37,977	38,172
Deferred income taxes	13,146	15,221
Deferred policy acquisition costs	11,207	12,694
Other assets, including restricted cash of $243 in 2019 and $343 in 2018
(portion measured at fair value: 2019 - $3,151; 2018 - $973)	16,383	13,568
Separate account assets, at fair value	93,272	81,847
Total assets	$525,064	$491,984
Liabilities:
Liability for unpaid losses and loss adjustment expenses	$78,328	$83,639
Unearned premiums	18,269	19,248
Future policy benefits for life and accident and health insurance contracts	50,512	44,935
Policyholder contract deposits (portion measured at fair value: 2019 - $6,910; 2018 - $4,116)	151,869	142,262
Other policyholder funds	3,428	3,568
Other liabilities (portion measured at fair value: 2019 - $1,100; 2018 - $1,265)	26,609	24,636
Long-term debt (portion measured at fair value: 2019 - $2,062; 2018 - $2,213)	25,479	26,136
Debt of consolidated investment entities	9,871	8,404
Separate account liabilities	93,272	81,847
Total liabilities	457,637	434,675
Contingencies, commitments and guarantees (See Note 17)	-	-

AIG shareholders’ equity:
Series A Non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares
authorized; shares issued: 2019 - 20,000 and 2018 - 0; liquidation preference $ 500	485	-
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2019 - 1,906,671,492 and
2018 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2019 - 1,036,672,461 shares; 2018 - 1,040,062,063 shares of common stock	(48,987)	(49,144)
Additional paid-in capital	81,345	81,268
Retained earnings	23,084	20,884
Accumulated other comprehensive income (loss)	4,982	(1,413)
Total AIG shareholders’ equity	65,675	56,361
Non-redeemable noncontrolling interests	1,752	948
Total equity	67,427	57,309
Total liabilities and equity	$525,064	$491,984

See accompanying Notes to Consolidated Financial Statements.

AIG | 2019 Form 10-K 177

American International Group, Inc.

Consolidated Statements of Income

	Years Ended December 31,
(dollars in millions, except per common share data)	2019	2018	2017
Revenues:
Premiums	$30,561	$30,614	$31,374
Policy fees	3,015	2,791	2,935
Net investment income	14,619	12,476	14,179
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(172)	(190)	(196)
Portion of other-than-temporary impairments on available for sale
fixed maturity securities recognized in Other comprehensive income (loss)	(2)	(61)	(31)
Net other-than-temporary impairments on available for sale
securities recognized in net income (loss)	(174)	(251)	(227)
Other realized capital gains (losses)	806	121	(1,153)
Total net realized capital gains (losses)	632	(130)	(1,380)
Other income	919	1,638	2,412
Total revenues	49,746	47,389	49,520
Benefits, losses and expenses:
Policyholder benefits and losses incurred	25,402	27,412	29,972
Interest credited to policyholder account balances	3,832	3,754	3,592
Amortization of deferred policy acquisition costs	5,164	5,386	4,288
General operating and other expenses	8,537	9,302	9,107
Interest expense	1,417	1,309	1,168
(Gain) loss on extinguishment of debt	32	7	(5)
Net (gain) loss on sale of divested businesses	75	(38)	(68)
Total benefits, losses and expenses	44,459	47,132	48,054
Income from continuing operations before income tax expense	5,287	257	1,466
Income tax expense (benefit):
Current	545	336	636
Deferred	621	(182)	6,890
Income tax expense	1,166	154	7,526
Income (loss) from continuing operations	4,121	103	(6,060)
Income (loss) from discontinued operations, net of income taxes	48	(42)	4
Net income (loss)	4,169	61	(6,056)
Less:
Net income from continuing operations attributable to
noncontrolling interests	821	67	28
Net income (loss) attributable to AIG	3,348	(6)	(6,084)
Less: Dividends on preferred stock	22	-	-
Net income (loss) attributable to AIG common shareholders	$3,326	$(6)	$(6,084)

Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$3.74	$0.04	$(6.54)
Income (loss) from discontinued operations	$0.05	$(0.05)	$-
Net income (loss) attributable to AIG common shareholders	$3.79	$(0.01)	$(6.54)
Diluted:
Income (loss) from continuing operations	$3.69	$0.04	$(6.54)
Income (loss) from discontinued operations	$0.05	$(0.05)	$-
Net income (loss) attributable to AIG common shareholders	$3.74	$(0.01)	$(6.54)
Weighted average shares outstanding:
Basic	876,750,264	898,405,537	930,561,286
Diluted	889,511,946	910,141,242	930,561,286

See accompanying Notes to Consolidated Financial Statements.

178 AIG | 2019 Form 10-K

American International Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2019	2018	2017
Net income (loss)	$4,169	$61	$(6,056)
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which other-than-temporary credit impairments were taken	661	(1,000)	367
Change in unrealized appreciation (depreciation) of all other investments	5,689	(4,975)	1,288
Change in foreign currency translation adjustments	104	(349)	539
Change in retirement plan liabilities adjustment	(36)	28	41
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	(3)	3	-
Other comprehensive income (loss)	6,415	(6,293)	2,235
Comprehensive income (loss)	10,584	(6,232)	(3,821)
Comprehensive income attributable to noncontrolling interests	841	76	28
Comprehensive income (loss) attributable to AIG	$9,743	$(6,308)	$(3,849)

See accompanying Notes to Consolidated Financial Statements.

AIG | 2019 Form 10-K 179

American International Group, Inc.

Consolidated Statements of Equity

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance, January 1, 2017	$-	$4,766	$(41,471)	$81,064	$28,711	$3,230	$76,300	$558	$76,858
Common stock issued under stock plans	-	-	147	(325)	-	-	(178)	-	(178)
Purchase of common stock	-	-	(6,275)	-	-	-	(6,275)	-	(6,275)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	-	(6,084)	-	(6,084)	28	(6,056)
Dividends on common stock	-	-	-	-	(1,172)	-	(1,172)	-	(1,172)
Other comprehensive income	-	-	-	-	-	2,235	2,235	-	2,235
Current and deferred income taxes	-	-	-	(4)	-	-	(4)	-	(4)
Net increase due to acquisitions
and consolidations	-	-	-	-	-	-	-	101	101
Contributions from noncontrolling interests	-	-	-	-	-	-	-	42	42
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(193)	(193)
Other	-	-	4	343	2	-	349	1	350
Balance, December 31, 2017	$-	$4,766	$(47,595)	$81,078	$21,457	$5,465	$65,171	$537	$65,708
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	568	(576)	(8)	-	(8)
Common stock issued under stock plans	-	-	189	(344)	-	-	(155)	-	(155)
Purchase of common stock	-	-	(1,739)	-	-	-	(1,739)	-	(1,739)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	-	(6)	-	(6)	67	61
Dividends on common stock	-	-	-	-	(1,138)	-	(1,138)	-	(1,138)
Other comprehensive income (loss)	-	-	-	-	-	(6,302)	(6,302)	9	(6,293)
Current and deferred income taxes	-	-	-	-	-	-	-	-	-
Net increase due to acquisitions
and consolidations	-	-	-	-	-	-	-	63	63
Contributions from noncontrolling interests	-	-	-	-	-	-	-	373	373
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(96)	(96)
Other	-	-	1	534	3	-	538	(5)	533
Balance, December 31, 2018	$-	$4,766	$(49,144)	$81,268	$20,884	$(1,413)	$56,361	$948	$57,309
Preferred stock issued	485	-	-	-	-	-	485	-	485
Common stock issued under stock plans	-	-	156	(236)	-	-	(80)	-	(80)
Purchase of common stock	-	-	-	-	-	-	-	-	-
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	3,348	-	3,348	821	4,169
Dividends on preferred stock	-	-	-	-	(22)	-	(22)	-	(22)
Dividends on common stock	-	-	-	-	(1,114)	-	(1,114)	-	(1,114)
Other comprehensive income	-	-	-	-	-	6,395	6,395	20	6,415
Current and deferred income taxes	-	-	-	-	-	-	-	-	-
Net increase due to acquisitions
and consolidations	-	-	-	-	-	-	-	65	65
Contributions from noncontrolling interests	-	-	-	-	-	-	-	19	19
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(131)	(131)
Other	-	-	1	313	(12)	-	302	10	312
Balance, December 31, 2019	$485	$4,766	$(48,987)	$81,345	$23,084	$4,982	$65,675	$1,752	$67,427

See accompanying Notes to Consolidated Financial Statements.
180 AIG | 2019 Form 10-K

American International Group, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$4,169	$61	$(6,056)
(Income) loss from discontinued operations	(48)	42	(4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net (gains) losses on sales of securities available for sale and other assets	(862)	98	(431)
Net (gain) loss on sale of divested businesses	75	(38)	(68)
(Gains) losses on extinguishment of debt	32	7	(5)
Unrealized losses in earnings - net	207	443	79
Equity in loss from equity method investments, net of dividends or distributions	260	363	350
Depreciation and other amortization	5,006	5,362	3,874
Impairments of assets	299	425	685
Changes in operating assets and liabilities:
Insurance reserves	(5,224)	1,065	2,637
Premiums and other receivables and payables - net	437	887	410
Reinsurance assets and funds held under reinsurance treaties	217	(3,289)	(10,870)
Capitalization of deferred policy acquisition costs	(5,403)	(5,832)	(4,819)
Current and deferred income taxes - net	912	-	6,981
Other, net	(1,005)	467	(581)
Total adjustments	(5,049)	(42)	(1,758)
Net cash provided by (used in) operating activities	(928)	61	(7,818)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	22,145	25,143	31,082
Other securities	7,918	3,755	3,792
Other invested assets	4,185	4,365	6,913
Divested businesses, net	2	10	792
Maturities of fixed maturity securities available for sale	25,488	24,777	29,011
Principal payments received on and sales of mortgage and other loans receivable	5,826	4,272	5,742
Purchases of:
Available for sale securities	(54,410)	(44,109)	(49,856)
Other securities	(1,638)	(1,318)	(1,147)
Other invested assets	(3,346)	(2,839)	(2,874)
Mortgage and other loans receivable	(9,515)	(10,286)	(9,369)
Acquisition of businesses, net of cash and restricted cash acquired	-	(5,717)	-
Net change in short-term investments	(3,633)	1,524	2,098
Other, net	1,503	200	(2,143)
Net cash provided by (used in) investing activities	(5,475)	(223)	14,041
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	22,307	24,178	17,908
Policyholder contract withdrawals	(17,556)	(17,999)	(15,785)
Issuance of long-term debt and debt of consolidated investment entities	3,881	4,734	3,356
Repayments of long-term debt and debt of consolidated investment entities	(3,202)	(3,672)	(3,698)
Issuance of preferred stock, net of issuance costs	485	-	-
Purchase of common stock	-	(1,739)	(6,275)
Dividends paid on preferred stock	(22)	-	-
Dividends paid on common stock	(1,114)	(1,138)	(1,172)
Other, net	1,600	(3,570)	(31)
Net cash provided by (used in) financing activities	6,379	794	(5,697)
Effect of exchange rate changes on cash and restricted cash	16	(11)	(29)
Net increase (decrease) in cash and restricted cash	(8)	621	497
Cash and restricted cash at beginning of year	3,358	2,737	2,107
Change in cash of businesses held for sale	(63)	-	133
Cash and restricted cash at end of year	$3,287	$3,358	$2,737

AIG | 2019 Form 10-K 181

American International Group, Inc.

Consolidated Statements of Cash Flows (continued)

Supplementary Disclosure of Consolidated Cash Flow Information
	Years Ended December 31,
(in millions)	2019	2018	2017
Cash	$2,856	$2,873	$2,362
Restricted cash included in Short-term investments*	188	142	58
Restricted cash included in Other assets*	243	343	317
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$3,287	$3,358	$2,737

Cash paid during the period for:
Interest	$1,326	$1,312	$1,282
Taxes	$252	$154	$544
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk
transfer transactions	$1,072	$-	$-
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,305	$3,392	$3,309

*Includes funds held for tax sharing payments to AIG Parent, security deposits, replacement reserve deposits related to our affordable housing investments, and security deposits for certain leased aircraft and escrow funds related to our investment in Castle Holdings LLC’s aircraft assets, which was sold in 2018.

See accompanying Notes to Consolidated Financial Statements.

182 AIG | 2019 Form 10-K

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

Certain of our foreign subsidiaries included in the Consolidated Financial Statements report on the basis of fiscal period ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Consolidated Financial Statements has been considered for adjustment and/or disclosure.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). All material intercompany accounts and transactions have been eliminated.

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

For additional information relating to the acquisition of Validus, see Note 5.

Glatfelter

On November 6, 2018 AIG completed the purchase of Glatfelter Insurance Group, a full-service broker and insurance company providing services for specialty programs and retail operations.

Ellipse

On December 31, 2018, AIG Life Ltd., a UK AIG Life and Retirement company, completed the acquisition of Ellipse, a specialist provider of group life risk protection in the UK.

Sales of Businesses

Sale of Certain Insurance Subsidiary Operations to Fairfax

On October 18, 2016, we entered into an agreement to sell certain insurance operations to Fairfax Financial Holdings Limited (Fairfax). The agreement included the sale of our subsidiary operations in Argentina, Chile, Colombia, Uruguay and Turkey. Fairfax acquired renewal rights for the portfolios of local business written by our operations in Bulgaria, the Czech Republic, Hungary, Poland, Romania and Slovakia, and assume certain of our operating assets and employees. Substantially all of the operations and renewal rights that we agreed to sell to Fairfax were sold by December 31, 2017.

AIG | 2019 Form 10-K 183

ITEM 8 | Notes to Consolidated Financial Statements | 1. Basis of Presentation

AIG Fuji Life Insurance

On November 14, 2016, we entered into an agreement to sell Fuji Life to FWD Group, the insurance arm of Pacific Century Group. Total cash consideration to us was approximately $333 million. The transaction closed on April 30, 2017.

Fortitude Holdings

On November 13, 2018, AIG completed the sale of a 19.9 percent ownership interest in Fortitude Group Holdings, LLC (Fortitude Holdings) to TC Group Cayman Investments Holdings, L.P. (TCG), an affiliate of The Carlyle Group L.P. (Carlyle) (2018 Fortitude Sale). Upon completion of the 2018 Fortitude Sale, Fortitude Holdings owned 100 percent of the outstanding common shares of Fortitude Reinsurance Company Ltd (Fortitude Re) and AIG had an 80.1 percent ownership interest in Fortitude Holdings. We received $381 million in cash and will receive up to $95 million of deferred compensation which is subject to certain purchase price adjustments. To the extent we do not receive all or a portion of the planned distributions within 18 months of the closing of the 2018 Fortitude Sale, TCG will pay us up to an additional $100 million. In connection with the 2018 Fortitude Sale, we agreed to certain investment commitment targets into various Carlyle strategies and to certain minimum investment management fee payments within 36 months following the closing. We also will be required to pay a proportionate amount of an agreed make-whole fee to the extent we fail to satisfy such investment commitment targets.

On November 25, 2019, AIG entered into a membership interest purchase agreement with Fortitude Holdings, Carlyle, Carlyle FRL, an investment fund advised by an affiliate of Carlyle (Carlyle FRL), T&D United Capital Co., Ltd. (T&D) and T&D Holdings, Inc., pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Carlyle FRL will purchase from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D will purchase from AIG a 25 percent ownership interest in Fortitude Holdings (2019 Fortitude Sale). Upon closing of the 2019 Fortitude Sale, AIG will have a 3.5 percent ownership interest in Fortitude Holdings. In connection with the 2019 Fortitude Sale agreement, AIG, Fortitude Holdings and an affiliate of Carlyle FRL have agreed that, effective as of the closing of the 2019 Fortitude Sale, (i) AIG’s aforementioned investment commitment targets will be assumed by Fortitude Holdings and AIG will be released therefrom, and (ii) Carlyle will remain obligated to pay AIG $95 million of deferred compensation and up to an additional $100 million to the extent AIG does not receive all or a portion of the planned distributions within 18 months of the closing of the 2018 Fortitude Sale. We expect to contribute approximately $1.45 billion of the proceeds of the 2019 Fortitude Sale to certain of our insurance company subsidiaries for a period of time following the closing of the transaction. There can be no guarantee that we will receive the required regulatory approvals or that closing conditions will be satisfied in order to consummate the 2019 Fortitude Sale.

For further details on this transaction see Note 4 to the Consolidated Financial Statements.

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

•reinsurance assets;

•impairment charges, including other-than-temporary impairments on available for sale securities, impairments on other invested assets, including investments in life settlements, allowances for loan losses, and goodwill impairment;

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

184 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 1. Basis of Presentation

Out of Period Adjustments

For the year ended December 31, 2018, our results include out of period adjustments relating to prior periods that decreased net income attributable to AIG by $77 million, and decreased Income from continuing operations before income taxes by $98 million. The out of period adjustments are primarily related to decreases in deferred policy acquisition costs and increases in policyholder contract deposits. We determined that these adjustments were not material to the current year or to any previously reported annual financial statements. Had these adjustments been recorded in their appropriate periods, Net income attributable to AIG for the year ended December 31, 2017 would have increased by $95 million.

2. Summary of Significant Accounting Policies

The following table identifies our significant accounting policies presented in other Notes to these Consolidated Financial Statements, with a reference to the Note where a detailed description can be found:

Note 7. Investments

•Fixed maturity and equity securities

•Other invested assets

•Short-term investments

•Net investment income

•Net realized capital gains (losses)

•Other-than-temporary impairments

Note 8. Lending Activities

•Mortgage and other loans receivable – net of allowance

Note 9. Reinsurance

•Reinsurance assets – net of allowance

•Retroactive reinsurance

Note 10. Deferred Policy Acquisition Costs

•Deferred policy acquisition costs

•Amortization of deferred policy acquisition costs

Note 11. Variable Interest Entities

Note 12. Derivatives and Hedge Accounting

•Derivative assets and liabilities, at fair value

Note 13. Goodwill and Other Intangible Assets

Note 14. Insurance Liabilities

•Liability for unpaid losses and loss adjustment expenses

•Discounting of reserves

•Future policy benefits

•Policyholder contract deposits

•Other policyholder funds

Note 15. Variable Life and Annuity Contracts

Note 16. Debt

•Long-term debt

Note 17. Contingencies, Commitments and Guarantees

•Legal contingencies

Note 19. Earnings Per Common Share

Note 23. Income Taxes

AIG | 2019 Form 10-K 185

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

Other income includes advisory fee income from the Life and Retirement broker dealer business.

Cash represents cash on hand and demand deposits.

Short-term investments Short-term investments include highly liquid securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase. Securities included within short-term investments are stated at estimated fair value, while other investments included within short-term investments are stated at amortized cost, which approximates estimated fair value.

Premiums and other receivables – net of allowance include premium balances receivable, amounts due from agents and brokers and policyholders, trade receivables for the Direct Investment book (DIB) and Global Capital Markets (GCM) and other receivables. Trade receivables for GCM include cash collateral posted to derivative counterparties that is not eligible to be netted against derivative liabilities. The allowance for doubtful accounts on premiums and other receivables was $178 million and $216 million at December 31, 2019 and 2018, respectively.

Deposit assets and liabilities: We have entered into certain insurance and reinsurance contracts, primarily in our General Insurance companies, that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance. When we receive premiums on such contracts, the premiums received, after deduction for certain related expenses, are recorded as deposits within Other liabilities in the Consolidated Balance Sheets. Net proceeds of these deposits are invested and generate Net investment income. When we pay premiums on such contracts, the premiums paid are recorded as deposits within Other assets in the Consolidated Balance Sheets. The deposit asset or liability is adjusted as amounts are paid, consistent with the underlying contracts.

Other assets consist of sales inducement assets, prepaid expenses, deposits, other deferred charges, real estate, other fixed assets, capitalized software costs, goodwill, intangible assets other than goodwill, restricted cash, derivative assets and assets of businesses classified as held-for-sale.

We offer sales inducements which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC (see Note 10 herein). To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest, and are higher than the contract’s expected ongoing crediting rates for periods after the bonus period. The deferred bonus interest and other deferred sales inducement assets totaled $430 million and $752 million at December 31, 2019 and 2018, respectively. The amortization expense associated with these assets is reported within Interest credited to policyholder account balances in the Consolidated Statements of Income. Such amortization expense totaled $79 million, $156 million and $94 million for the years ended December 31, 2019, 2018 and 2017, respectively.

186 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies

The cost of buildings and furniture and equipment is depreciated principally on the straight-line basis over their estimated useful lives (maximum of 40 years for buildings and 10 years for furniture and equipment). Expenditures for maintenance and repairs are charged to income as incurred and expenditures for improvements are capitalized and depreciated. We periodically assess the carrying amount of our real estate for purposes of determining any asset impairment. Capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software, are capitalized and amortized using the straight-line method over a period generally not exceeding ten years.

Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. Each account has specific investment objectives and the assets are carried at fair value. The assets of each account are legally segregated and are not subject to claims that arise from any of our other businesses. The liabilities for these accounts are equal to the account assets. Separate accounts may also include deposits for funds held under stable value wrap funding agreements, although the majority of stable value wrap sales are measured based on the notional amount included in assets under management and do not include the receipt of funds. For a more detailed discussion of separate accounts see Note 15 herein.

Other liabilities consist of other funds on deposit, other payables, securities sold under agreements to repurchase, securities sold but not yet purchased, derivative liabilities, deferred gains on retroactive reinsurance agreements and liabilities of businesses classified as held-for-sale. Also included in Other liabilities are trade payables for the DIB and GCM, which include option premiums received and payables to counterparties that relate to unrealized gains and losses on futures, forwards, and options and balances due to clearing brokers and exchanges. Trade payables for GCM also include cash collateral received from derivative counterparties that contractually cannot be netted against derivative assets.

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

Non-redeemable noncontrolling interest is the portion of equity (net assets) and net income (loss) in a subsidiary not attributable, directly or indirectly, to AIG.

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

We adopted the standard on its effective date of January 1, 2019, using a modified retrospective approach and did not adjust prior comparative periods in accordance with the standard’s transition guidance. The majority of the Company’s lease obligations pertain to real estate utilized in the operation of our businesses. Consequently, the primary impact of adoption resulted in the recognition of discounted lease liabilities of $823 million and corresponding right-of-use assets of $724 million as of January 1, 2019 for operating leases pertaining to our real estate portfolio, which are reflected in Other Liabilities and Other Assets, respectively. The standard did not have a material effect on our reported consolidated financial condition, results of operations, cash flows or required disclosures. For additional information on our leases see Note 17 to the Consolidated Financial Statements.

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

AIG | 2019 Form 10-K 187

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

Future Application of Accounting Standards

Financial Instruments - Credit Losses

In June 2016, the FASB issued an accounting standard that will change how entities account for current expected credit losses (CECL) for most financial assets, premiums receivable, off-balance sheet exposures and reinsurance receivables. The standard requires an allowance for credit losses based on the expectation of lifetime credit losses related to such financial assets subject to credit losses, including loans measured at amortized cost, reinsurance receivables and certain off-balance sheet credit exposures. Additionally, the impairment of available-for-sale debt securities, including purchased credit deteriorated securities, is subject to the new guidance and will be measured in a similar manner, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard will allow for reversals of credit impairments in the event that the credit of an issuer improves. The standard also requires additional disclosures.

We adopted the standard on its effective date of January 1, 2020 using a modified retrospective method, which requires a cumulative effect adjustment to retained earnings. As of December 31, 2019, the impact of the adoption of the standard will be a reduction in opening retained earnings of approximately $650 million (pre-tax) primarily driven by commercial mortgage loans, and, to a lesser extent, reinsurance receivables and recoverables.

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

We adopted the standard on its effective date of January 1, 2020.

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

•Simplifies the amortization of deferred policy acquisition costs (DAC) to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations, but no longer requires an impairment test.

•Requires the measurement of all market risk benefits associated with deposit (or account balance) contracts at fair value through the income statement with the exception of instrument-specific credit risk changes, which will be recognized in other comprehensive income.

188 AIG | 2019 Form 10-K

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

Income Tax

On December 18, 2019, the FASB issued guidance that simplifies the accounting for income taxes by eliminating certain exceptions to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also simplified other areas including the accounting for franchise taxes and enacted tax laws or rates, and clarified the accounting for transactions that result in the step-up in the tax basis of goodwill. The standard Is effective on January 1, 2021, with early adoption permitted. We are assessing the impact on our consolidated financial condition, results of operations and cash flows.

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

GOODWILL

Effective July 1, 2019, we changed the date of our annual goodwill impairment testing from December 31 to July 1. This change does not represent a material change to our method of applying current accounting guidance and is preferable as it better aligns with our strategic planning and forecasting process. This change did not delay, accelerate or avoid any impairment charge and was applied prospectively. We performed our annual goodwill impairment tests of all reporting units using a combination of both qualitative and quantitative assessments and concluded that our goodwill was not impaired. Our goodwill balance was $4.0 billion at December 31, 2019. For further information on goodwill see Note 13 to the Consolidated Financial Statements.

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

•International — consists of regional insurance businesses in Japan, the United Kingdom, Europe, Asia Pacific, Latin America and Caribbean, Middle East and Africa, and China. This also includes the results of Talbot Holdings, Ltd. as of its acquisition date.

Results are presented before internal reinsurance transactions. North America and International operating segments consist of the following products:

– Commercial Lines — consists of Liability, Financial Lines, Property and Special Risks.

– Personal Insurance — consists of Personal Lines and Accident and Health.

AIG | 2019 Form 10-K 189

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

Other Operations consists primarily of:

•Income from assets held by AIG Parent and other corporate subsidiaries.

•General operating expenses not attributable to AIG reporting segments.

•Certain compensation expenses attributable to Other Operations and reporting segments.

•Amortization of value of distribution network acquired (VODA) related to the Validus and Glatfelter acquisitions.

•Interest expense attributable to AIG long-term debt as well as debt associated with consolidated investment entities.

Results also include:

•Blackboard — a subsidiary focused on delivering commercial insurance solutions using digital technology, data analytics and automation.

•Fuji Life — consists of term insurance, life insurance, endowment policies and annuities. The sale of this business was completed on April 30, 2017.

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

190 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

The following table presents AIG’s continuing operations by operating segment:

		Net			Adjusted
	Total	Investment	Interest	Amortization	Pre-tax
(in millions)	Revenues	Income	Expense	of DAC	Income (Loss)
2019
General Insurance
North America	$15,782	$2,929	$-	$2,008	$2,709
International	14,100	515	-	2,474	824
Total General Insurance	29,882	3,444	-	4,482	3,533
Life and Retirement
Individual Retirement	5,654	4,133	77	449	1,984
Group Retirement	2,947	2,240	44	81	937
Life Insurance	4,352	1,203	26	115	246
Institutional Markets	2,912	885	11	5	291
Total Life and Retirement	15,865	8,461	158	650	3,458
Other Operations	845	370	1,246	16	(1,709)
Legacy Portfolio	3,016	2,480	19	68	501
AIG Consolidation and elimination	(691)	(365)	(53)	-	(305)
Total AIG Consolidated adjusted revenues and adjusted
pre-tax income	$48,917	$14,390	$1,370	$5,216	$5,478
Reconciling items from adjusted pre-tax income to
pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	228	228	-	-	194
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains (losses)	-	-	-	(52)	56
Changes in the fair value of equity securities	158	158	-	-	158
Professional fees related to regulatory or accounting changes	-	-	-	-	(12)
Other income (expense) - net	46	85	85	-	-
Loss on extinguishment of debt	-	-	-	-	(32)
Net realized capital gains (losses)*	388	(242)	(38)	-	448
Loss from divested businesses	-	-	-	-	(75)
Non-operating litigation reserves and settlements	9	-	-	-	2
Unfavorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	-	-	-	267
Net loss reserve discount charge	-	-	-	-	(955)
Pension expense related to a one-time lump sum payment to
former employees	-	-	-	-	-
Integration and transaction costs associated with acquired businesses	-	-	-	-	(24)
Restructuring and other costs	-	-	-	-	(218)
Revenues and Pre-tax income	$49,746	$14,619	$1,417	$5,164	$5,287
2018
General Insurance
North America	$14,619	$2,305	$-	$1,859	$(8)
International	15,554	363	-	2,737	(461)
Total General Insurance	30,173	2,668	-	4,596	(469)
Life and Retirement
Individual Retirement	5,338	3,827	82	630	1,681
Group Retirement	2,891	2,172	42	95	933
Life Insurance	4,007	1,137	25	(50)	330
Institutional Markets	1,900	786	13	5	246
Total Life and Retirement	14,136	7,922	162	680	3,190
Other Operations	636	45	1,066	10	(1,584)
Legacy Portfolio	3,039	2,325	30	105	213
AIG Consolidation and elimination	(171)	(232)	85	-	59
Total AIG Consolidated adjusted revenues and adjusted
pre-tax income	$47,813	$12,728	$1,343	$5,391	$1,409
Reconciling items from adjusted pre-tax income to
pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	(128)	(128)	-	-	(154)
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains (losses)	-	-	-	(5)	6
Changes in the fair value of equity securities	-	-	-	-	-
Professional fees related to regulatory or accounting changes	-	-	-	-	-
Other income (expense) - net	(53)	-	-	-	-
Loss on extinguishment of debt	-	-	-	-	(7)
Net realized capital losses*	(254)	(124)	(34)	-	(193)

AIG | 2019 Form 10-K 191

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

Income from divested businesses	-	-	-	-	38
Non-operating litigation reserves and settlements	11	-	-	-	(19)
Unfavorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	-	-	-	(675)
Net loss reserve discount benefit	-	-	-	-	371
Pension expense related to a one-time lump sum payment to
former employees	-	-	-	-	-
Integration and transaction costs associated with acquired businesses	-	-	-	-	(124)
Restructuring and other costs	-	-	-	-	(395)
Revenues and Pre-tax income	$47,389	$12,476	$1,309	$5,386	$257
2017
General Insurance
North America	$14,600	$3,145	$31	$1,305	$(232)
International	15,094	523	(9)	2,460	(581)
Total General Insurance	29,694	3,668	22	3,765	(813)
Life and Retirement
Individual Retirement	5,514	4,013	58	415	2,289
Group Retirement	2,848	2,164	32	84	1,004
Life Insurance	4,056	1,044	13	239	274
Institutional Markets	3,168	595	6	5	264
Total Life and Retirement	15,586	7,816	109	743	3,831
Other Operations	1,413	53	968	(9)	(1,405)
Legacy Portfolio	4,391	2,776	122	76	1,470
AIG Consolidation and elimination	(308)	(280)	(53)	4	75
Total AIG Consolidated adjusted revenues and adjusted
pre-tax income	$50,776	$14,033	$1,168	$4,579	$3,158
Reconciling items from adjusted pre-tax income to
pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	146	146	-	-	146
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains (losses)	-	-	-	(291)	303
Changes in the fair value of equity securities	-	-	-	-	-
Professional fees related to regulatory or accounting changes	-	-	-	-	-
Other income (expense) - net	(49)	-	-	-	-
Gain on extinguishment of debt	-	-	-	-	5
Net realized capital losses*	(1,380)	-	-	-	(1,380)
Income from divested businesses	-	-	-	-	68
Non-operating litigation reserves and settlements	27	-	-	-	129
Unfavorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	-	-	-	(303)
Net loss reserve discount charge	-	-	-	-	(187)
Pension expense related to a one-time lump sum payment to
former employees	-	-	-	-	(60)
Integration and transaction costs associated with acquired businesses	-	-	-	-	-
Restructuring and other costs	-	-	-	-	(413)
Revenues and Pre-tax income	$49,520	$14,179	$1,168	$4,288	$1,466

*Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

192 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

The following table presents AIG’s year-end identifiable assets and capital expenditures by legal entity category:

	Year-End Identifiable Assets		Capital Expenditures
(in millions)	2019	2018	2019	2018
General Insurance companies	$109,871	$110,007	$105	$171
Life and Retirement companies	280,721	247,219	104	94
Other	142,745	140,428	95	103
AIG Consolidation and Elimination	(8,273)	(5,670)	-	-
Total Assets	$525,064	$491,984	$304	$368

The following table presents AIG’s consolidated total revenues and real estate and other fixed assets, net of accumulated depreciation, by major geographic area:

				Real Estate and Other Fixed Assets,
	Total Revenues*			Net of Accumulated Depreciation
(in millions)	2019	2018	2017	2019	2018	2017
North America	$36,862	$31,003	$34,149	$1,333	$1,479	$1,630
International	12,884	16,386	15,371	620	693	892
Consolidated	$49,746	$47,389	$49,520	$1,953	$2,172	$2,522

*Revenues are generally reported according to the geographic location of the reporting unit. International revenues consists of revenues from our General Insurance International operating segment.

4. Held-For-Sale Classification

Held-For-Sale Classification

We report and classify a business as held-for-sale (Held-For-Sale Business) when management has approved the sale or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A Held-For-Sale Business is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized.

Assets and liabilities related to Held-For-Sale Business are reported in Other assets and Other liabilities, respectively, in our Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale.

At December 31, 2019, the following business was reported and classified as held-for-sale:

Fortitude Holdings

Fortitude Re was established during the first quarter of 2018 in connection with a series of affiliated reinsurance transactions related to our Legacy Portfolio. Those reinsurance transactions were designed to consolidate most of our Legacy Insurance Run-Off Lines into a single legal entity. As of December 31, 2019, the affiliated transactions included the cession of approximately $30.2 billion of reserves from our Legacy Life and Retirement Run-Off Lines and approximately $3.9 billion of reserves from our Legacy General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries. Fortitude Re has approximately $2.5 billion of total assets after elimination of intercompany balances, primarily managed by AIG, and is AIG’s main run-off reinsurer with its own dedicated management team. In the second quarter of 2018, the Company formed Fortitude Holdings as the holding company for Fortitude Re.

On November 13, 2018, AIG completed the sale of a 19.9 percent ownership interest in Fortitude Holdings to TCG, an affiliate of Carlyle. Upon completion of the 2018 Fortitude Sale, Fortitude Holdings owned 100 percent of the outstanding common shares of Fortitude Re and AIG had an 80.1 percent ownership interest in Fortitude Holdings. We received $381 million in cash and will receive up to $95 million of deferred compensation which is subject to certain purchase price adjustments. To the extent we do not receive all or a portion of the planned distributions within 18 months of the 2018 Fortitude Sale, TCG will pay us up to an additional $100 million. In connection with the 2018 Fortitude Sale, we agreed to certain investment commitment targets into various Carlyle strategies and to certain minimum investment management fee payments within thirty-six months following the closing. We also will be required to pay a proportionate amount of an agreed make-whole fee to the extent we fail to satisfy such investment commitment targets.

AIG | 2019 Form 10-K 193

ITEM 8 | Notes to Consolidated Financial Statements | 4. Held-For-Sale Classification

On November 25, 2019, AIG entered into a membership interest purchase agreement with Fortitude Holdings, Carlyle, Carlyle FRL, T&D and T&D Holdings, Inc., pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Carlyle FRL will purchase from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D will purchase from AIG a 25 percent ownership interest in Fortitude Holdings. Upon closing of the 2019 Fortitude Sale, AIG will have a 3.5 percent ownership interest in Fortitude Holdings. In connection with the 2019 Fortitude Sale agreement, AIG, Fortitude Holdings and an affiliate of Carlyle FRL have agreed that, effective as of the closing of the 2019 Fortitude Sale, (i) AIG’s aforementioned investment commitment targets will be assumed by Fortitude Holdings and AIG will be released therefrom, and (ii) Carlyle will remain obligated to pay AIG $95 million of deferred compensation and up to an additional $100 million to the extent AIG does not receive all or a portion of the planned distributions within 18 months of the closing of the 2018 Fortitude Sale. We expect to contribute approximately $1.45 billion of the proceeds of the 2019 Fortitude Sale to certain of our insurance company subsidiaries for a period of time following the closing of the transaction. There can be no guarantee that we will receive the required regulatory approvals or that closing conditions will be satisfied in order to consummate the 2019 Fortitude Sale.

We recorded a loss of $98 million which has been recorded as a contra-asset within assets held for sale line below.

The transaction is expected to close in mid-2020, subject to required regulatory approvals and other customary closing conditions.

The following table summarizes the components of assets and liabilities held-for-sale on the Consolidated Balance Sheets at December 31, 2019 after elimination of intercompany balances:

December 31,
(in millions)	2019
Assets:
Bonds available for sale	$2,187
Other bond securities	13
Other invested assets	45
Short-term investments	107
Cash	63
Accrued investment income	19
Deferred income taxes	(22)
Other assets	106
Assets of business held for sale	2,518
Less: Loss Accrual	(98)
Total assets held for sale	$2,420
Liabilities:
Other liabilities	$15
Total liabilities held for sale	$15

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

Upon closing of the 2019 Fortitude Sale, AIG will recognize a loss for the portion of the unamortized balance of these assets that are not recoverable, if any, when we are no longer a controlling shareholder in Fortitude Holdings. As of December 31, 2019, the unamortized balances of the aforementioned prepaid insurance assets and related deferred acquisition costs were $2.3 billion (after-tax) and $0.4 billion (after-tax), respectively. This combined loss of $2.7 billion would be incremental to any gain or loss recognized on the 2019 Fortitude Sale. The incremental gain or loss we will recognize on the 2019 Fortitude Sale would be impacted, perhaps significantly, by market conditions existing at the time the 2019 Fortitude Sale closes.

194 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Business Combination

5. Business Combination

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

In addition, Validus participates in the market for insurance-linked securities (ILS) primarily through AlphaCat Managers, Ltd (AlphaCat Manager). AlphaCat Manager is an asset manager primarily for third-party investors and in connection with the issuance of ILS invests in AlphaCat funds which are considered VIEs. ILS are financial instruments for which the values are determined based on insurance losses caused primarily by natural catastrophes such as major earthquakes and hurricanes. We report the investment in AlphaCat funds, which is approximately $124 million and $116 million at December 31, 2019 and December 31, 2018, respectively, in Other Invested Assets in the Consolidated Balance Sheets.

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

Years Ended December 31,
(dollars in millions, except per common share data)	2018*	2017*
Total revenues	$48,588	$52,009
Net income (loss)	16	(6,104)
Net loss attributable to AIG common shareholders	(51)	(6,132)

Loss per common share attributable to AIG common shareholders:
Basic:
Net loss attributable to AIG common shareholders	(0.06)	(6.59)
Diluted:
Net loss attributable to AIG common shareholders	(0.06)	(6.59)

*Pro forma adjustments were made to Validus’ external reporting results prior to the acquisition date for the deconsolidation of certain asset management entities consistent with AIG’s post acquisition accounting, which had no impact on Net income attributable to Validus.

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

AIG | 2019 Form 10-K 195

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

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

Valuation Methodologies of Financial Instruments Measured at Fair Value

Incorporation of Credit Risk in Fair Value Measurements

•Our Own Credit Risk. Fair value measurements for certain liabilities incorporate our own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to us at the balance sheet date by reference to observable AIG credit default swaps (CDS) or cash bond spreads. We calculate the effect of credit spread changes using discounted cash flow techniques that incorporate current market interest rates. A derivative counterparty’s net credit exposure to us is determined based on master netting agreements, when applicable, which take into consideration all derivative positions with us, as well as collateral we post with the counterparty at the balance sheet date. For a description of how we incorporate our own credit risk in the valuation of embedded derivatives related to certain annuity and life insurance products see Embedded Derivatives within Policyholder Contract Deposits below.

•Counterparty Credit Risk. Fair value measurements for freestanding derivatives incorporate counterparty credit by determining the explicit cost for us to protect against our net credit exposure to each counterparty at the balance sheet date by reference to observable counterparty CDS spreads, when available. When not available, other directly or indirectly observable credit spreads will be used to derive the best estimates of the counterparty spreads. Our net credit exposure to a counterparty is determined based on master netting agreements, which take into consideration all derivative positions with the counterparty, as well as collateral posted by the counterparty at the balance sheet date.

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

196 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

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

AIG | 2019 Form 10-K 197

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

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

198 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

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

Because of the dynamic and complex nature of the projected cash flows with respect to embedded derivatives in our variable annuity contracts, risk neutral valuations are used, which are calibrated to observable interest rate and equity option prices. Estimating the underlying cash flows for these products involves judgments regarding the capital market assumptions related to expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance and discount rates. Additionally, estimating the underlying cash flows for these products also involves judgments regarding policyholder behavior. The portion of fees attributable to the fair value of expected benefit payments are included within the fair value measurement of these embedded derivatives, and related fees are classified in net realized gain/loss as earned, consistent with other changes in the fair value of these embedded policy derivatives. Any portion of the fees not attributed to the embedded derivatives are excluded from the fair value measurement and classified in policy fees as earned.

With respect to embedded derivatives in our equity-indexed annuity and life contracts, option pricing models are used to estimate fair value, taking into account the capital market assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and our ability to adjust the participation rate and the cap on equity-indexed credited rates in light of market conditions and policyholder behavior assumptions.

Projected cash flows are discounted using the interest rate swap curve (swap curve), which is commonly viewed as being consistent with the credit spreads for highly-rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (for example, LIBOR) leg of a related tenor. We also incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with variable annuity and equity-indexed annuity and life contracts. The non-performance risk adjustment (NPA) reflects a market participant’s view of our claims-paying ability by incorporating an additional spread to the swap curve used to discount projected benefit cash flows in the valuation of these embedded derivatives. The non-performance risk adjustment is calculated by constructing forward rates based on a weighted average of observable corporate credit indices to approximate the claims-paying ability rating of our Life and Retirement companies.

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

AIG | 2019 Form 10-K 199

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2019				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$135	$5,245	$-	$-	$-	$5,380
Obligations of states, municipalities and political subdivisions	-	13,197	2,121	-	-	15,318
Non-U.S. governments	60	14,809	-	-	-	14,869
Corporate debt	-	147,973	1,663	-	-	149,636
RMBS	-	19,397	13,408	-	-	32,805
CMBS	-	13,377	1,053	-	-	14,430
CDO/ABS	-	10,962	7,686	-	-	18,648
Total bonds available for sale	195	224,960	25,931	-	-	251,086
Other bond securities:
U.S. government and government sponsored entities	-	2,121	-	-	-	2,121
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	18	-	-	-	18
RMBS	-	346	143	-	-	489
CMBS	-	272	50	-	-	322
CDO/ABS	-	187	3,545	-	-	3,732
Total other bond securities	-	2,944	3,738	-	-	6,682
Equity securities	756	77	8	-	-	841
Other invested assets(b)	-	86	1,192	-	-	1,278
Derivative assets:
Interest rate contracts	1	3,199	-	-	-	3,200
Foreign exchange contracts	-	1,034	6	-	-	1,040
Equity contracts	5	593	171	-	-	769
Credit contracts	-	-	3	-	-	3
Other contracts	-	-	14	-	-	14
Counterparty netting and cash collateral	-	-	-	(2,427)	(1,806)	(4,233)
Total derivative assets	6	4,826	194	(2,427)	(1,806)	793
Short-term investments	2,299	3,044	-	-	-	5,343
Other assets	57	2,212	89	-	-	2,358
Separate account assets	89,069	4,203	-	-	-	93,272
Total	$92,382	$242,352	$31,152	$(2,427)	$(1,806)	$361,653
Liabilities:
Policyholder contract deposits	$-	$-	$6,910	$-	$-	$6,910
Derivative liabilities:
Interest rate contracts	4	2,745	-	-	-	2,749
Foreign exchange contracts	-	1,025	-	-	-	1,025
Equity contracts	8	111	20	-	-	139
Credit contracts	-	24	65	-	-	89
Other contracts	-	-	7	-	-	7
Counterparty netting and cash collateral	-	-	-	(2,427)	(527)	(2,954)
Total derivative liabilities	12	3,905	92	(2,427)	(527)	1,055
Other liabilities	-	45	-	-	-	45
Long-term debt	-	2,062	-	-	-	2,062
Total	$12	$6,012	$7,002	$(2,427)	$(527)	$10,072
200 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

December 31, 2018				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$53	$3,207	$-	$-	$-	$3,260
Obligations of states, municipalities and political subdivisions	-	14,001	2,000	-	-	16,001
Non-U.S. governments	69	14,445	11	-	-	14,525
Corporate debt	-	129,836	864	-	-	130,700
RMBS	-	20,178	14,199	-	-	34,377
CMBS	-	11,784	917	-	-	12,701
CDO/ABS	-	8,725	9,102	-	-	17,827
Total bonds available for sale	122	202,176	27,093	-	-	229,391
Other bond securities:
U.S. government and government sponsored entities	11	2,654	-	-	-	2,665
Non-U.S. governments	-	45	-	-	-	45
Corporate debt	-	1,671	-	-	-	1,671
RMBS	-	424	1,290	-	-	1,714
CMBS	-	311	77	-	-	388
CDO/ABS	-	454	4,478	-	-	4,932
Total other bond securities	11	5,559	5,845	-	-	11,415
Equity securities	1,213	13	27	-	-	1,253
Other invested assets(b)	-	341	587	-	-	928
Derivative assets:
Interest rate contracts	2	2,888	-	-	-	2,890
Foreign exchange contracts	-	1,159	5	-	-	1,164
Equity contracts	133	190	75	-	-	398
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	15	-	-	15
Counterparty netting and cash collateral	-	-	-	(1,713)	(1,840)	(3,553)
Total derivative assets	135	4,237	96	(1,713)	(1,840)	915
Short-term investments	2,416	599	-	-	-	3,015
Other assets	-	-	58	-	-	58
Separate account assets	77,202	4,645	-	-	-	81,847
Total	$81,099	$217,570	$33,706	$(1,713)	$(1,840)	$328,822
Liabilities:
Policyholder contract deposits	$-	$-	$4,116	$-	$-	$4,116
Derivative liabilities:
Interest rate contracts	4	2,004	15	-	-	2,023
Foreign exchange contracts	-	858	-	-	-	858
Equity contracts	12	3	-	-	-	15
Credit contracts	-	8	228	-	-	236
Other contracts	-	-	6	-	-	6
Counterparty netting and cash collateral	-	-	-	(1,713)	(187)	(1,900)
Total derivative liabilities	16	2,873	249	(1,713)	(187)	1,238
Other liabilities	16	11	-	-	-	27
Long-term debt	-	2,213	-	-	-	2,213
Total	$32	$5,097	$4,365	$(1,713)	$(187)	$7,594

(a)Represents netting of derivative exposures covered by qualifying master netting agreements.

(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $5.5 billion and $5.0 billion as of December 31, 2019 and December 31, 2018, respectively.

AIG | 2019 Form 10-K 201

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the years ended December 31, 2019 and 2018 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2019 and 2018:

		Net								Changes in
		Realized and								Unrealized Gains
		Unrealized		Purchases,						(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Reclassification		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	of Held		End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale(a)	Acquisition	of Year	at End of Year
December 31, 2019
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,000	$(2)	$247	$282	$51	$(457)	$-	$-	$2,121	$-
Non-U.S. governments	11	5	1	(6)	5	(16)	-	-	-	-
Corporate debt	864	(7)	88	(540)	1,513	(255)	-	-	1,663	-
RMBS	14,199	782	55	(1,403)	83	(287)	(21)	-	13,408	-
CMBS	917	24	47	448	58	(441)	-	-	1,053	-
CDO/ABS	9,102	33	116	112	120	(1,780)	(17)	-	7,686	-
Total bonds available for sale	27,093	835	554	(1,107)	1,830	(3,236)	(38)	-	25,931	-
Other bond securities:
Corporate debt	-	-	-	-	-	-	-	-	-	-
RMBS	1,290	80	-	(1,227)	-	-	-	-	143	2
CMBS	77	5	-	(18)	-	(14)	-	-	50	6
CDO/ABS	4,478	361	-	(1,198)	-	(96)	-	-	3,545	149
Total other bond securities	5,845	446	-	(2,443)	-	(110)	-	-	3,738	157
Equity securities	27	-	-	(20)	2	(1)	-	-	8	1
Mortgage and other loans
receivable	-	-	-	-	-	-	-	-	-	-
Other invested assets	587	20	2	(33)	616	-	-	-	1,192	22
Other assets	58	-	-	(7)	-	-	38	-	89	-
Total	$33,610	$1,301	$556	$(3,610)	$2,448	$(3,347)	$-	$-	$30,958	$180
		Net								Changes in
		Realized and								Unrealized Gains
		Unrealized		Purchases,						(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Reclassification		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	of Held		End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale(a)	Acquisition	of Year	at End of Year
Liabilities:
Policyholder contract deposits	$4,116	$1,947	$-	$847	$-	$-	$-	$-	$6,910	$(1,307)
Derivative liabilities, net:
Interest rate contracts	15	3	-	(18)	-	-	-	-	-	1
Foreign exchange contracts	(5)	(7)	-	6	-	-	-	-	(6)	3
Equity contracts	(75)	(43)	-	(33)	-	-	-	-	(151)	51
Credit contracts	227	(84)	-	(81)	-	-	-	-	62	46
Other contracts	(9)	(67)	-	69	-	-	-	-	(7)	66
Total derivative liabilities, net(b)	153	(198)	-	(57)	-	-	-	-	(102)	167
Total	$4,269	$1,749	$-	$790	$-	$-	$-	$-	$6,808	$(1,140)

202 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

		Net								Changes in
		Realized and								Unrealized Gains
		Unrealized		Purchases,						(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Reclassification		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	of Held		End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale(a)	Acquisition	of Year	at End of Year
December 31, 2018
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,404	$-	$(152)	$(66)	$54	$(240)	$-	$-	$2,000	$-
Non-U.S. governments	8	(9)	5	(1)	13	(5)	-	-	11	-
Corporate debt	1,173	(74)	(2)	(207)	780	(806)	-	-	864	-
RMBS	16,136	838	(300)	(2,424)	8	(66)	-	7	14,199	-
CMBS	624	23	(29)	207	111	(20)	-	1	917	-
CDO/ABS	8,651	40	(42)	(371)	1,783	(1,123)	-	164	9,102	-
Total bonds available for sale	28,996	818	(520)	(2,862)	2,749	(2,260)	-	172	27,093	-
Other bond securities:
Corporate debt	18	-	-	(18)	-	-	-	-	-	-
RMBS	1,464	56	-	(280)	50	-	-	-	1,290	(10)
CMBS	74	(2)	-	(5)	10	-	-	-	77	(5)
CDO/ABS	4,956	428	-	(905)	-	(9)	-	8	4,478	208
Total other bond securities	6,512	482	-	(1,208)	60	(9)	-	8	5,845	193
Equity securities	-	(2)	-	24	5	-	-	-	27	-
Mortgage and other loans
receivable	5	-	-	(5)	-	-	-	-	-	-
Other invested assets	250	47	2	288	-	-	-	-	587	71
Other assets	-	-	-	58	-	-	-	-	58	-
Total	$35,763	$1,345	$(518)	$(3,705)	$2,814	$(2,269)	$-	$180	$33,610	$264
		Net								Changes in
		Realized and								Unrealized Gains
		Unrealized		Purchases,						(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Reclassification		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	of Held		End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale(a)	Acquisition	of Year	at End of Year
Liabilities:
Policyholder contract deposits	$4,136	$(334)	$-	$314	$-	$-	$-	$-	$4,116	$495
Derivative liabilities, net:
Interest rate contracts	22	(1)	-	(6)	-	-	-	-	15	1
Foreign exchange contracts	-	(10)	-	5	-	-	-	-	(5)	3
Equity contracts	(82)	(22)	-	27	-	2	-	-	(75)	(35)
Credit contracts	262	(31)	-	(4)	-	-	-	-	227	31
Other contracts	(15)	(64)	-	70	-	-	-	-	(9)	62
Total derivative liabilities, net(b)	187	(128)	-	92	-	2	-	-	153	62
Total	$4,323	$(462)	$-	$406	$-	$2	$-	$-	$4,269	$557

(a)Reported in Other assets in the Consolidated Balance Sheet.

(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

AIG | 2019 Form 10-K 203

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
December 31, 2019
Assets:
Bonds available for sale	$862	$(27)	$-	$835
Other bond securities	226	220	-	446
Equity securities	-	-	-	-
Other invested assets	20	-	-	20
December 31, 2018
Assets:
Bonds available for sale	$987	$(165)	$(4)	$818
Other bond securities	92	(3)	393	482
Equity securities	(2)	-	-	(2)
Other invested assets	57	-	(10)	47

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
December 31, 2019
Liabilities:
Policyholder contract deposits	$-	$1,947	$-	$1,947
Derivative liabilities, net	-	(134)	(64)	(198)
December 31, 2018
Liabilities:
Policyholder contract deposits	$-	$(334)	$-	$(334)
Derivative liabilities, net	-	5	(133)	(128)
204 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for years ended December 31, 2019 and 2018 related to Level 3 assets and liabilities in the Consolidated Balance Sheets:

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
December 31, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$362	$(19)	$(61)	$282
Non-U.S. governments	-	-	(6)	(6)
Corporate debt	172	(129)	(583)	(540)
RMBS	1,418	(27)	(2,794)	(1,403)
CMBS	539	-	(91)	448
CDO/ABS	2,145	(561)	(1,472)	112
Total bonds available for sale	4,636	(736)	(5,007)	(1,107)
Other bond securities:
Corporate debt	-	-	-	-
RMBS	-	(1,101)	(126)	(1,227)
CMBS	18	(33)	(3)	(18)
CDO/ABS	-	(386)	(812)	(1,198)
Total other bond securities	18	(1,520)	(941)	(2,443)
Equity securities	8	-	(28)	(20)
Mortgage and other loans receivable	-	-	-	-
Other invested assets	97	-	(130)	(33)
Other assets	-	-	(7)	(7)
Total assets	$4,759	$(2,256)	$(6,113)	$(3,610)
Liabilities:
Policyholder contract deposits	$-	$852	$(5)	$847
Derivative liabilities, net	(44)	-	(13)	(57)
Total liabilities	$(44)	$852	$(18)	$790
December 31, 2018
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$105	$(8)	$(163)	$(66)
Non-U.S. governments	5	-	(6)	(1)
Corporate debt	280	(216)	(271)	(207)
RMBS	715	(20)	(3,119)	(2,424)
CMBS	277	(2)	(68)	207
CDO/ABS	1,865	(1,073)	(1,163)	(371)
Total bonds available for sale	3,247	(1,319)	(4,790)	(2,862)
Other bond securities:
Corporate debt	-	-	(18)	(18)
RMBS	1	(34)	(247)	(280)
CMBS	-	-	(5)	(5)
CDO/ABS	90	(4)	(991)	(905)
Total other bond securities	91	(38)	(1,261)	(1,208)
Equity securities	49	-	(25)	24
Mortgage and other loans receivable	-	(5)	-	(5)
Other invested assets	350	(29)	(33)	288
Other assets	-	-	58	58
Total assets	$3,737	$(1,391)	$(6,051)	$(3,705)
Liabilities:
Policyholder contract deposits	$-	$533	$(219)	$314
Derivative liabilities, net	(52)	80	64	92
Total liabilities	$(52)	$613	$(155)	$406

(a)There were no issuances during the years ended December 31, 2019 and 2018.

AIG | 2019 Form 10-K 205

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2019 and 2018 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $(46) million and $33 million of net gains (losses) related to assets and liabilities transferred into Level 3 during 2019 and 2018, respectively, and includes $30 million and $(18) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during 2019 and 2018, respectively.

Transfers of Level 3 Assets

During the years ended December 31, 2019 and 2018, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types. Additionally, during 2019, a consolidated investment company acquired certain real estate investments.

During the years ended December 31, 2019 and 2018, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the years ended December 31, 2019 and 2018.

206 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

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
Assets:

Obligations of states,
municipalities and
political subdivisions	$1,633	Discounted cash flow	Yield	3.35% - 3.95% (3.65%)

Corporate debt	1,087	Discounted cash flow	Yield	3.48% - 6.22% (4.85%)

RMBS(a)	11,746	Discounted cash flow	Constant prepayment rate	4.00% - 12.89% (8.44%)
			Loss severity	33.68% - 76.91% (55.29%)
			Constant default rate	1.68% - 6.17% (3.93%)
			Yield	2.52% - 4.53% (3.52%)

CDO/ABS(a)	6,025	Discounted cash flow	Yield	2.92% - 4.91% (3.91%)

CMBS	476	Discounted cash flow	Yield	2.77% - 5.18% (3.97%)

Liabilities:

Embedded derivatives
within Policyholder
contract deposits:

Guaranteed minimum
withdrawal benefits
(GMWB)	2,474	Discounted cash flow	Equity volatility	6.15% - 48.85%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(c)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(d)	0.12% - 1.53%

Index Annuities	3,895	Discounted cash flow	Lapse rate	0.31% - 50.00%
			Mortality multiplier(c)	24.00% - 180.00%
			Option Budget	1.00% - 4.00%
			NPA(d)	0.12% - 1.53%

Indexed Life	510	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(d)	0.12% - 1.53%

AIG | 2019 Form 10-K 207

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2018	Technique	Unobservable Input(b)	(Weighted Average)
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

Liabilities:

Embedded derivatives
within Policyholder
contract deposits:

GMWB	1,943	Discounted cash flow	Equity volatility	6.05% - 47.65%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	20.00% - 180.00%
			Mortality multiplier(c)	40.00% - 153.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(d)	0.25% - 1.77%

Index Annuities	1,778	Discounted cash flow	Lapse rate	0.50% - 40.00%
			Mortality multiplier(c)	42.00% - 162.00%
			Option Budget	1.00% - 3.00%
			NPA(d)	0.25% - 1.77%

Indexed Life	374	Discounted cash flow	Base lapse rate	0.00% - 13.00%
			Mortality rate	0.00% - 100.00%
			NPA(d)	0.25% - 1.77%

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

(d)NPA applied as a spread over risk-free curve for discounting.

208 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

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

Interrelationships Between Unobservable Inputs

We consider unobservable inputs to be those for which market data is not available and that are developed using the best information available to us about the assumptions that market participants would use when pricing the asset or liability. Relevant inputs vary depending on the nature of the instrument being measured at fair value. The following paragraphs provide a general description of significant unobservable inputs along with interrelationships between and among the significant unobservable inputs and their impact on the fair value measurements. In practice, simultaneous changes in assumptions may not always have a linear effect on the inputs discussed below. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below. For each of the individual relationships described below, the inverse relationship would also generally apply.

Fixed Maturity Securities

The significant unobservable input used in the fair value measurement of fixed maturity securities is yield. The yield is affected by the market movements in credit spreads and U.S. Treasury yields. The discount rate may be affected by other factors including constant prepayment rates (CPR), loss severity, and constant default rates (CDR). In general, increases in the yield would decrease the fair value of investments, conversely the inverse is also true.

Embedded derivatives within Policyholder contract deposits

Embedded derivatives reported within Policyholder contract deposits include interest crediting rates based on market indices within index annuities, indexed life, and GICs as well as GMWB within variable annuity and certain index annuity products. For any given contract, assumptions for unobservable inputs vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. The following unobservable inputs are used for valuing embedded derivatives measured at fair value:

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

AIG | 2019 Form 10-K 209

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

		December 31, 2019		December 31, 2018
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,189	$1,543	$847	$1,327

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	400	290	190	83

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	111	155	126	127

Growth Equity	Funds that make investments in established companies for the purpose of growing their businesses	422	57	362	28

Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	325	414	211	75

Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	773	206	514	307
Total private equity funds		3,220	2,665	2,250	1,947
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	727	-	787	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	539	-	863	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	894	-	887	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	1	-	21	8

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	168	1	158	1
Total hedge funds		2,329	1	2,716	9
Total		$5,549	$2,666	$4,966	$1,956

210 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments.

The hedge fund investments included above, which are carried at fair value, are generally redeemable subject to the redemption notices period. The majority of our hedge fund investments are redeemable monthly or quarterly.

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

For additional information related to embedded derivatives refer to Note 12 herein.

Additionally, we elect the fair value option for certain alternative investments when such investments are eligible for this election. We believe this measurement basis is consistent with the applicable accounting guidance used by the respective investment company funds themselves.

For additional information on securities and other invested assets for which we have elected the fair value option refer to Note 7 herein.

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Years Ended December 31,	Gain (Loss)
(in millions)	2019	2018	2017
Assets:
Bond and equity securities	$1,046	$343	$1,646
Alternative investments(a)	591	213	509
Other, including Short-term investments	-	-	1
Liabilities:
Other liabilities	-	-	(2)
Long-term debt(b)	(181)	(1)	(49)
Total gain	$1,456	$555	$2,105

(a)Includes certain hedge funds, private equity funds and other investment partnerships.

(b)Includes GIAs, notes, bonds and mortgages payable.

Interest income and dividend income on assets measured under the fair value option are recognized and included in Net investment income in the Consolidated Statements of Income. Prior to 2019, for the investments of AIG’s Other Operations, such activities were reported in Other income. Interest expense on liabilities measured under the fair value option is reported in Other Income in the Consolidated Statements of Income.

For additional information about our policies for recognition, measurement, and disclosure of interest and dividend income see Note 7 herein.

During 2017, we recognized a $4 million gain attributable to the observable effect of changes in credit spreads on our own liabilities for which the fair value option was elected. We calculate the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, our observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

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

AIG | 2019 Form 10-K 211

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

The following table presents the difference between fair values and the aggregate contractual principal amounts of long-term debt for which the fair value option was elected:

	December 31, 2019			December 31, 2018
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Liabilities:
Long-term debt*	$2,062	$1,502	$560	$2,213	$1,653	$560

*Includes GIAs, notes, bonds, loans and mortgages payable.

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include cost and equity-method investments, commercial mortgage loans and commercial loans, investments in life settlements, investments in real estate and other fixed assets, goodwill and other intangible assets.

For additional information about how we test various asset classes for impairment see Notes 7 and 8 herein.

Information regarding the estimation of fair value for financial instruments measured at fair value on a non-recurring basis is discussed below:

•Impairments for Other investments for the period ended December 31, 2017 primarily relate to commercial mortgage loans, the fair values of which are determined based on independent broker quotations or valuation models using unobservable inputs, as well as the estimated fair value of the underlying collateral or the present value of the expected future cash flows. The rest of the impairments relate to real estate investments, the fair values of which are determined based on third-party independent appraisals or discounted cash-flow models, as well as certain investments in aircraft, the fair values of which are determined based on third-party independent appraisals that use industry-specific appraisal standards and methodologies. Impairments for Other investments for the periods ended December 31, 2018 and 2019 primarily relate to real estate investments as well as commercial loans and commercial mortgage loans, the fair value determination for which is discussed above under the heading Valuation Methodologies of Financial Instruments Measured at Fair Value.

•Impairments of Investments in Life Settlements were measured using their fair values as determined using a discounted cash flow methodology that incorporates the best available market assumptions for mortality as well as market yields based on reported transactions or the anticipated sale price, as appropriate. We sold the remaining portion of our life settlements portfolio in 2017.

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges(a)
	Non-Recurring Basis				December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2019	2018	2017
December 31, 2019
Other investments	$-	$-	$329	$329	$76	$97	$77
Investments in life settlements	-	-	-	-	-	-	360
Other assets	-	-	1	1	74	64	157
Total	$-	$-	$330	$330	$150	$161	$594
December 31, 2018
Other investments	$-	$-	$315	$315
Investments in life settlements	-	-	-	-
Other assets	-	-	11	11
Total	$-	$-	$326	$326

(a)Impairments in 2017 included $35 million related to Other assets of $179 million that were sold during the three-month period ended June 30, 2017.

212 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

Information regarding the estimation of fair value for financial instruments not carried at fair value (excluding insurance contracts and lease contracts) is discussed below:

•Mortgage and other loans receivable: Fair values of loans on commercial real estate and other loans receivable are estimated for disclosure purposes using discounted cash flow calculations based on discount rates that we believe market participants would use in determining the price that they would pay for such assets. For certain loans, our current incremental lending rates for similar types of loans are used as the discount rates, because we believe this rate approximates the rates market participants would use. Fair values of residential mortgage loans are generally determined based on market prices, using market based adjustments for credit and servicing as appropriate. The fair values of policy loans are generally estimated based on unpaid principal amount as of each reporting date. No consideration is given to credit risk because policy loans are effectively collateralized by the cash surrender value of the policies.

•Other invested assets: The majority of the Other invested assets that are not measured at fair value represent time deposits with the original maturity at purchase greater than one year. The fair value of long-term time deposits is determined using the expected discounted future cash flow.

•Cash and short-term investments: The carrying amounts of these assets approximate fair values because of the relatively short period of time between origination and expected realization, and their limited exposure to credit risk.

•Policyholder contract deposits associated with investment-type contracts: Fair values for policyholder contract deposits associated with investment-type contracts not accounted for at fair value are estimated using discounted cash flow calculations based on interest rates currently being offered for similar contracts with maturities consistent with those of the contracts being valued. When no similar contracts are being offered, the discount rate is the appropriate swap rate (if available) or current risk-free interest rate consistent with the currency in which the cash flows are denominated. To determine fair value, other factors include current policyholder account values and related surrender charges and other assumptions include expectations about policyholder behavior and an appropriate risk margin.

•Other liabilities: The majority of Other liabilities that are financial instruments not measured at fair value represent secured financing arrangements, including repurchase agreements. The carrying amounts of these liabilities approximate fair value, because the financing arrangements are short-term and are secured by cash or other liquid collateral.

•Long-term debt and debt of consolidated investment entities: Fair values of these obligations were determined by reference to quoted market prices, when available and appropriate, or discounted cash flow calculations based upon our current market-observable implicit-credit-spread rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

•Separate Account Liabilities—Investment Contracts: Only the portion of separate account liabilities related to products that are investment contracts are reflected in the table below. Separate account liabilities are recorded at the amount credited to the contractholder, which reflects the change in fair value of the corresponding separate account assets including contractholder deposits less withdrawals and fees; therefore, carrying value approximates fair value.

AIG | 2019 Form 10-K 213

ITEM 8 | Notes to Consolidated Financial Statements | 6. Fair Value Measurements

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
December 31, 2019
Assets:
Mortgage and other loans receivable	$-	$101	$48,904	$49,005	$46,984
Other invested assets	-	735	6	741	742
Short-term investments	-	7,887	-	7,887	7,887
Cash	2,856	-	-	2,856	2,856
Other assets	291	20	-	311	311
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	255	132,991	133,246	126,137
Other liabilities	15	3,048	-	3,063	3,063
Long-term debt and debt of consolidated investment entities	-	27,024	8,883	35,907	33,288
Separate account liabilities - investment contracts	-	88,770	-	88,770	88,770
December 31, 2018
Assets:
Mortgage and other loans receivable	$-	$105	$43,522	$43,627	$43,135
Other invested assets	-	731	6	737	737
Short-term investments	-	6,659	-	6,659	6,659
Cash	2,873	-	-	2,873	2,873
Other assets	308	35	-	343	343
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	339	121,035	121,374	120,602
Other liabilities	-	1,154	-	1,154	1,154
Long-term debt and debt of consolidated investment entities	-	22,822	8,775	31,597	32,327
Separate account liabilities - investment contracts	-	77,651	-	77,651	77,651

7. Investments

Fixed Maturity and Equity Securities

Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available for sale or are measured at fair value at our election. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2019 or 2018.

On January 1, 2018, AIG adopted ASU 2016-01, the Financial Instruments Recognition and Measurement standard for equity securities which eliminates the available for sale classification and treatment for equity securities. As a result, equity securities that do not follow the equity method of accounting, are measured at fair value with changes in fair value recognized in net investment income.

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

214 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Investments

Premiums and discounts arising from the purchase of bonds classified as available for sale are treated as yield adjustments over their estimated holding periods, until maturity, or call date, if applicable. For investments in certain RMBS, CMBS and CDO/ABS, (collectively, structured securities), recognized yields are updated based on current information regarding the timing and amount of expected undiscounted future cash flows. For high credit quality structured securities, effective yields are recalculated based on actual payments received and updated prepayment expectations, and the amortized cost is adjusted to the amount that would have existed had the new effective yield been applied since acquisition with a corresponding charge or credit to net investment income. For structured securities that are not high credit quality, effective yields are recalculated and adjusted prospectively based on changes in expected undiscounted future cash flows. For purchased credit impaired (PCI) securities, at acquisition, the difference between the undiscounted expected future cash flows and the recorded investment in the securities represents the initial accretable yield, which is to be accreted into net investment income over the securities’ remaining lives on an effective level-yield basis. Subsequently, effective yields recognized on PCI securities are recalculated and adjusted prospectively to reflect changes in the contractual benchmark interest rates on variable rate securities and any significant increases in undiscounted expected future cash flows arising due to reasons other than interest rate changes.

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(a)
December 31, 2019
Bonds available for sale:
U.S. government and government sponsored entities	$5,108	$316	$(44)	$5,380	$-
Obligations of states, municipalities and political subdivisions	13,960	1,390	(32)	15,318	-
Non-U.S. governments	14,042	884	(57)	14,869	(18)
Corporate debt	138,046	12,090	(500)	149,636	7
Mortgage-backed, asset-backed and collateralized:
RMBS	29,802	3,067	(64)	32,805	1,149
CMBS	13,879	576	(25)	14,430	34
CDO/ABS	18,393	348	(93)	18,648	14
Total mortgage-backed, asset-backed and collateralized	62,074	3,991	(182)	65,883	1,197
Total bonds available for sale(b)	$233,230	$18,671	$(815)	$251,086	$1,186
December 31, 2018
Bonds available for sale:
U.S. government and government sponsored entities	$3,170	$132	$(42)	$3,260	$-
Obligations of states, municipalities and political subdivisions	15,421	701	(121)	16,001	4
Non-U.S. governments	14,376	451	(302)	14,525	-
Corporate debt	130,436	3,911	(3,647)	130,700	4
Mortgage-backed, asset-backed and collateralized:
RMBS	31,940	2,754	(317)	34,377	1,155
CMBS	12,673	242	(214)	12,701	31
CDO/ABS	17,764	228	(165)	17,827	17
Total mortgage-backed, asset-backed and collateralized	62,377	3,224	(696)	64,905	1,203
Total bonds available for sale(b)	$225,780	$8,419	$(4,808)	$229,391	$1,211

(a)Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

(b)At December 31, 2019 and 2018, bonds available for sale held by us that were below investment grade or not rated totaled $27.8 billion and $28.8 billion, respectively.

AIG | 2019 Form 10-K 215

ITEM 8 | Notes to Consolidated Financial Statements | 7. Investments

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
December 31, 2,019.0
Bonds available for sale:
U.S. government and government sponsored entities	$1,461	$44	$63	$-	$1,524	$44
Obligations of states, municipalities and political
subdivisions	672	21	246	11	918	32
Non-U.S. governments	1,105	12	343	45	1,448	57
Corporate debt	11,868	319	2,405	181	14,273	500
RMBS	3,428	28	1,367	36	4,795	64
CMBS	1,877	16	367	9	2,244	25
CDO/ABS	3,920	53	2,571	40	6,491	93
Total bonds available for sale	$24,331	$493	$7,362	$322	$31,693	$815
December 31, 2,018.0
Bonds available for sale:
U.S. government and government sponsored entities	$574	$13	$873	$29	$1,447	$42
Obligations of states, municipalities and political
subdivisions	1,965	51	1,530	70	3,495	121
Non-U.S. governments	3,851	149	2,422	153	6,273	302
Corporate debt	47,364	2,181	20,056	1,466	67,420	3,647
RMBS	5,231	94	5,641	223	10,872	317
CMBS	2,646	47	4,264	167	6,910	214
CDO/ABS	9,169	144	1,324	21	10,493	165
Total bonds available for sale	$70,800	$2,679	$36,110	$2,129	$106,910	$4,808

At December 31, 2019, we held 5,695 individual fixed maturity securities that were in an unrealized loss position, of which 1,254 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2019 because we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.
216 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities
	Available for Sale
(in millions)	Amortized Cost	Fair Value
December 31, 2019
Due in one year or less	$10,268	$10,441
Due after one year through five years	44,017	45,226
Due after five years through ten years	42,074	44,858
Due after ten years	74,797	84,678
Mortgage-backed, asset-backed and collateralized	62,074	65,883
Total	$233,230	$251,086

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Years Ended December 31,
	2019		2018		2017
	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$650	$330	$331	$476	$725	$300
Equity securities	-	-	16	-	107	19
Total	$650	$330	$347	$476	$832	$319

For the years ended December 31, 2019, 2018 and 2017, the aggregate fair value of available for sale securities sold was $22.0 billion, $25.1 billion and $31.3 billion, respectively, which resulted in net realized capital gains (losses) of $320 million, $(129) million and $0.5 billion, respectively.

Other Securities Measured at Fair Value

The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option and equity securities measured at fair value:

	December 31, 2019		December 31, 2018
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$2,121	28%	$2,665	21%
Non-U.S. governments	-	-	45	-
Corporate debt	18	-	1,671	13
Mortgage-backed, asset-backed and collateralized:
RMBS	489	7	1,714	14
CMBS	322	4	388	3
CDO/ABS and other collateralized	3,732	50	4,932	39
Total mortgage-backed, asset-backed and collateralized	4,543	61	7,034	56
Total fixed maturity securities	6,682	89	11,415	90
Equity securities	841	11	1,253	10
Total	$7,523	100%	$12,668	100%

AIG | 2019 Form 10-K 217

ITEM 8 | Notes to Consolidated Financial Statements | 7. Investments

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	December 31,	December 31,
(in millions)	2019	2018
Alternative investments(a) (b)	$8,845	$8,966
Investment real estate(c)	8,491	8,935
All other investments	1,456	1,440
Total	$18,792	$19,341

(a)At December 31, 2019, included hedge funds of $3.3 billion, private equity funds of $5.2 billion, and affordable housing partnerships of $331 million. At December 31, 2018, included hedge funds of $4.2 billion, private equity funds of $4.3 billion, and affordable housing partnerships of $438 million.

(b)At December 31, 2019, approximately 88 percent of our hedge fund portfolio is available for redemption in 2020. The remaining 12 percent will be available for redemption between 2021 and 2027.

(c)Net of accumulated depreciation of $703 million and $598 million in 2019 and 2018, respectively.

Other Invested Assets Carried at Fair Value

Certain hedge funds, private equity funds, and other investment partnerships for which we have elected the fair value option are reported at fair value with changes in fair value recognized in Net investment income. Prior to 2019, for the investments of AIG’s Other Operations, such changes were reported in Other income.

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

Other Invested Assets – Equity Method Investments

We account for hedge funds, private equity funds, affordable housing partnerships and other investment partnerships using the equity method of accounting unless our interest is so minor that we may have virtually no influence over partnership operating and financial policies, or we have elected the fair value option. Under the equity method of accounting, our carrying amount generally is our share of the net asset value of the funds or the partnerships, and changes in our share of the net asset values are recorded in Net investment income. Prior to 2019, for the investments of AIG’s Other Operations, such changes were reported in Other income. In applying the equity method of accounting, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments. Hedge funds are reported as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag. The financial statements of these investees are generally audited annually.

218 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Investments

Summarized Financial Information of Equity Method Investees

The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31,
(in millions)	2019	2018	2017
Operating results:
Total revenues	$8,045	$15,310	$13,066
Total expenses	(3,115)	(3,200)	(6,835)
Net income	$4,930	$12,110	$6,231
At December 31,
(in millions)		2019	2018
Balance sheet:
Total assets		$93,773	$96,915
Total liabilities		$(14,218)	$(21,063)

The following table presents the carrying amount and ownership percentage of equity method investments at December 31, 2019 and 2018:

	2019		2018
	Carrying	Ownership	Carrying	Ownership
(in millions)	Value	Percentage	Value	Percentage
Equity method investments	$5,911	Various	$6,520	Various

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

During 2017, income recognized on investments in life settlements was $266 million and is included in Net investment income in the Consolidated Statements of Income. We sold the remaining portion of our life settlements portfolio in 2017.

AIG | 2019 Form 10-K 219

ITEM 8 | Notes to Consolidated Financial Statements | 7. Investments

Net Investment Income

Net investment income represents income primarily from the following sources:

•Interest income and related expenses, including amortization of premiums and accretion of discounts with changes in the timing and the amount of expected principal and interest cash flows reflected in yield, as applicable.

•Dividend income from common and preferred stocks.

•Realized and unrealized gains and losses from investments in other securities and investments for which we elected the fair value option.

•Earnings from alternative investments.

•The difference between the carrying amount of an investment in life settlements and the life insurance proceeds of the underlying life insurance policy recorded in income upon the death of the insured.

The following table presents the components of Net investment income:

Years Ended December 31,
(in millions)	2019	2018	2017
Available for sale fixed maturity securities, including short-term investments	$10,768	$10,323	$10,435
Other fixed maturity securities	1,015	7	660
Equity securities(a)	159	(162)	34
Interest on mortgage and other loans	2,030	1,874	1,661
Alternative investments(b)	1,088	655	1,475
Real estate	304	257	144
Other investments	(220)	15	290
Total investment income	15,144	12,969	14,699
Investment expenses	525	493	520
Net investment income	$14,619	$12,476	$14,179

(a)Upon the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, the change in fair value of all equity securities is included in Net investment income.

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

Net Realized Capital Gains and Losses

Net realized capital gains and losses are determined by specific identification. The net realized capital gains and losses are generated primarily from the following sources:

•Sales or full redemptions of available for sale fixed maturity securities, available for sale equity securities, real estate and other alternative investments.

•Reductions to the amortized cost basis of available for sale fixed maturity securities, available for sale equity securities and certain other invested assets for other-than-temporary impairments.

•Impairments on investments in life settlements.

•Changes in fair value of derivatives except for those instruments that are designated as hedging instruments when the change in the fair value of the hedged item is not reported in Net realized capital gains (losses).

•Exchange gains and losses resulting from foreign currency transactions.

220 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Investments

The following table presents the components of Net realized capital gains (losses):

Years Ended December 31,
(in millions)	2019	2018	2017
Sales of fixed maturity securities	$320	$(145)	$425
Sales of equity securities(a)	-	16	88
Other-than-temporary impairments:
Severity	-	-	(2)
Change in intent	(3)	(87)	(9)
Foreign currency declines	(18)	(15)	(11)
Issuer-specific credit events	(147)	(147)	(234)
Adverse projected cash flows	(6)	(2)	(4)
Provision for loan losses	(46)	(92)	(50)
Foreign exchange transactions	227	(182)	489
Variable annuity embedded derivatives, net of related hedges	(294)	304	(1,374)
All other derivatives and hedge accounting	(22)	338	(368)
Impairments on investments in life settlements	-	-	(360)
Loss on sale of private equity funds	-	(321)	-
Other(b)	621	203	30
Net realized capital gains (losses)	$632	$(130)	$(1,380)

(a)Upon the adoption of the Financial Instruments Recognition and Measurement Standard on January 1, 2018, the change in fair value of all equity securities is included in Net investment income.

(b)In 2019, includes $200 million from the sale and concurrent leaseback of our corporate headquarters and $300 million as a result of sales in investment real estate properties. In 2018, primarily includes $96 million and $49 million of realized gains on the sale of shares of OneMain Holdings, Inc. and an investment in Castle Holdings LLC’s aircraft assets, respectively.

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Years Ended
	December 31,
(in millions)	2019	2018
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$14,245	$(9,920)
Other investments	(70)	(88)
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$14,175	$(10,008)

*Excludes net unrealized gains and losses attributable to businesses held for sale at December 31, 2019.

The following table summarizes the unrealized gains and losses recognized in Net Investment Income during the reporting period on equity securities still held at the reporting date:

Years Ended December 31,	2019			2018
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains and losses recognized during the year on equity securities	$159	$744	$903	$(184)	$342	$158
Less: Net gains and losses recognized during the year on equity
securities sold during the year	39	159	198	56	23	79
Unrealized gains and losses recognized during the reporting
period on equity securities still held at the reporting date	$120	$585	$705	$(240)	$319	$79

AIG | 2019 Form 10-K 221

ITEM 8 | Notes to Consolidated Financial Statements | 7. Investments

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

When estimating future cash flows for structured fixed maturity securities (e.g., RMBS, CMBS, CDO, ABS) management considers historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs, which vary by asset class:

•Current delinquency rates;

•Expected default rates and the timing of such defaults;

•Loss severity and the timing of any recovery; and

•Expected prepayment speeds.

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

222 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Investments

Credit Impairments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

Years Ended December 31,
(in millions)	2019	2018	2017
Balance, beginning of year	$-	$526	$1,098
Increases due to:
Credit impairments on new securities subject to impairment losses	136	59	122
Additional credit impairments on previously impaired securities	17	90	74
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(64)	(145)	(99)
Accretion on securities previously impaired due to credit*	(20)	(530)	(669)
Balance, end of year	$69	$-	$526

*Represents both accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities and the accretion due to the passage of time.

Equity Securities

On January 1, 2018, AIG adopted the Financial Instruments Recognition and Measurement standard for equity securities. The standard required equity securities to be measured at fair value with changes in fair value recognized in earnings each reporting period. As a result of the standard, equity securities with readily determinable fair values were no longer required to be evaluated for other-than-temporary-impairment.

Prior to the adoption of the Recognition and Measurement standard on January 1, 2018, we evaluated our available for sale equity securities for impairment by considering such securities as candidates for other-than-temporary impairment if they had met any of the following criteria:

•The security had traded at a significant (25 percent or more) discount to cost for an extended period of time (nine consecutive months or longer);

•A discrete credit event had occurred resulting in (i) the issuer defaulting on a material outstanding obligation; (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for court-supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than the par value of their claims; or

•We had concluded that we may not realize a full recovery on our investment, regardless of the occurrence of one of the foregoing events.

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

AIG | 2019 Form 10-K 223

ITEM 8 | Notes to Consolidated Financial Statements | 7. Investments

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

The following tables present information on our PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$35,139
Cash flows expected to be collected*	28,720
Recorded investment in acquired securities	19,382

*Represents undiscounted expected cash flows, including both principal and interest.

	December 31,	December 31,
(in millions)	2019	2018
Outstanding principal balance	$10,476	$12,495
Amortized cost	6,970	8,646
Fair value	8,664	10,280

224 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Investments

The following table presents activity for the accretable yield on PCI securities:

Years Ended December 31,
(in millions)	2019	2018
Balance, beginning of year	$7,210	$7,501
Newly purchased PCI securities	17	33
Disposals	-	(21)
Accretion	(624)	(722)
Effect of changes in interest rate indices	(541)	207
Net reclassification from (to) non-accretable difference, including effects of prepayments	(350)	212
Activities related to businesses reclassified to held for sale	(7)	-
Balance, end of year	$5,705	$7,210

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	December 31, 2019	December 31, 2018
Fixed maturity securities available for sale	$3,030	$1,050
Other bond securities, at fair value	$-	$122

At December 31, 2019 and 2018, amounts borrowed under repurchase and securities lending agreements totaled $3.1 billion and $1.2 billion, respectively.

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
	Overnight	up to
	and	30	31 - 90	91 - 364	365 days
(in millions)	Continuous	days	days	days	or greater	Total
December 31, 2019
Bonds available for sale:
Non-U.S. governments	$2	$71	$-	$-	$-	$73
Corporate debt	22	55	82	-	-	159
Other bond securities:
U.S. government and government sponsored entities	-	-	-	-	-	-
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	-	-	-	-	-
Total	$24	$126	$82	$-	$-	$232

AIG | 2019 Form 10-K 225

ITEM 8 | Notes to Consolidated Financial Statements | 7. Investments

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

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
	Overnight	up to
	and	30	31 - 90	91 - 364	365 days
(in millions)	Continuous	days	days	days	or greater	Total
December 31, 2019
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$386	$-	$-	$386
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	1,071	947	-	-	2,018
RMBS	-	-	-	394	-	394
Total	$-	$1,071	$1,333	$394	$-	$2,798

December 31, 2018
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$50	$130	$-	$-	$180
Non-U.S. governments	-	21	8	-	-	29
Corporate debt	-	330	345	-	-	675
Total	$-	$401	$483	$-	$-	$884

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	December 31, 2019	December 31, 2018
Securities collateral pledged to us	$2,567	$426
Amount sold or repledged by us	121	106

At December 31, 2019 and December 31, 2018, amounts loaned under reverse repurchase agreements totaled $2.6 billion and $426 million, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $8.7 billion and $7.9 billion at December 31, 2019 and 2018, respectively.

226 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Investments

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $194 million and $202 million of stock in FHLBs at December 31, 2019 and 2018, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $4.3 billion and $1.8 billion, respectively, at December 31, 2019 and $4.2 billion and $2.1 billion, respectively, at December 31, 2018.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.5 billion and $1.6 billion at December 31, 2019 and 2018, respectively. This collateral primarily consists of securities of the U.S. government and government- sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $330 million and $273 million, comprised of bonds available for sale and short term investments at December 31, 2019 and 2018, respectively.

8. Lending Activities

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

The following table presents the composition of Mortgage and other loans receivable, net:

	December 31,	December 31,
(in millions)	2019	2018
Commercial mortgages*	$36,170	$32,882
Residential mortgages	6,683	6,532
Life insurance policy loans	2,065	2,147
Commercial loans, other loans and notes receivable	2,504	1,971
Total mortgage and other loans receivable	47,422	43,532
Allowance for credit losses	(438)	(397)
Mortgage and other loans receivable, net	$46,984	$43,135

*Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 23 percent and 10 percent, respectively, at December 31, 2019, and 22 percent and 11 percent, respectively, at December 31, 2018).

Nonperforming loans are generally those loans where payment of contractual principal or interest is more than 90 days past due. Nonperforming mortgages were not significant for all periods presented.

AIG | 2019 Form 10-K 227

ITEM 8 | Notes to Consolidated Financial Statements | 8. Lending Activities

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
December 31, 2019
Loan-to-Value Ratios(b)
Less than 65%	$23,013	$2,440	$245	$25,698
65% to 75%	9,007	899	40	9,946
76% to 80%	200	6	-	206
Greater than 80%	184	2	134	320
Total commercial mortgages	$32,404	$3,347	$419	$36,170

December 31, 2018
Loan-to-Value Ratios(b)
Less than 65%	$19,204	$2,543	$250	$21,997
65% to 75%	9,060	300	203	9,563
76% to 80%	476	20	15	511
Greater than 80%	596	103	112	811
Total commercial mortgages	$29,336	$2,966	$580	$32,882

(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 2.0X and 1.9X at December 31, 2019 and 2018, respectively.

(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 56 percent and 58 percent at December 31, 2019, and 2018, respectively.

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
December 31, 2019
Credit Quality Performance
Indicator:
In good standing	736	$13,698	$10,553	$5,332	$3,663	$2,211	$522	$35,979	99%
Restructured(a)	3	-	89	-	-	101	-	190	1
90 days or less delinquent	1	1	-	-	-	-	-	1	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	740	$13,699	$10,642	$5,332	$3,663	$2,312	$522	$36,170	100%
Allowance for credit losses:
Specific		$-	$2	$1	$-	$6	$-	$9	-%
General		81	153	44	30	14	5	327	1
Total allowance for credit losses		$81	$155	$45	$30	$20	$5	$336	1%

December 31, 2018
Credit Quality Performance
Indicator:
In good standing	762	$11,190	$9,774	$5,645	$3,074	$2,507	$580	$32,770	100%
Restructured(a)	2	-	96	-	-	16	-	112	-
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	764	$11,190	$9,870	$5,645	$3,074	$2,523	$580	$32,882	100%
Allowance for credit losses:
Specific		$-	$2	$-	$-	$1	$-	$3	-%
General		122	104	51	13	19	6	315	1
Total allowance for credit losses		$122	$106	$51	$13	$20	$6	$318	1%

228 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 8. Lending Activities

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

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

Years Ended December 31,	2019				2018				2017
	Commercial		Other		Commercial		Other		Commercial		Other
(in millions)	Mortgages		Loans	Total	Mortgages		Loans	Total	Mortgages		Loans	Total
Allowance, beginning of year	$318		$79	$397	$247		$75	$322	$194		$103	$297
Loans charged off	(2)		(3)	(5)	(17)		(2)	(19)	(22)		(3)	(25)
Recoveries of loans previously
charged off	-		-	-	-		1	1	-		1	1
Net charge-offs	(2)		(3)	(5)	(17)		(1)	(18)	(22)		(2)	(24)
Provision for loan losses	20		26	46	88		5	93	75		(26)	49
Allowance, end of year	$336	*	$102	$438	$318	*	$79	$397	$247	*	$75	$322

*Of the total allowance at the end of the year, $10 million, $3 million and $5 million relate to individually assessed credit losses on $148 million, $54 million and $82 million of commercial mortgages as of December 31, 2019, 2018 and 2017, respectively.

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

During the year ended December 31, 2019, loans with a carrying value of $86 million were modified in TDRs. Loans that had been modified in TDRs during the year ended December 31, 2018 have been fully paid off.
AIG | 2019 Form 10-K 229

ITEM 8 | Notes to Consolidated Financial Statements | 9. Reinsurance

9. Reinsurance

In the ordinary course of business, our insurance companies may use both treaty and facultative reinsurance to minimize their net loss exposure to any single catastrophic loss event or to an accumulation of losses from a number of smaller events or to provide greater diversification of our businesses. In addition, our general insurance subsidiaries assume reinsurance from other insurance companies. We determine the portion of the incurred but not reported (IBNR) loss that will be recoverable under our reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as the estimate of IBNR. Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for paid and unpaid losses and loss adjustment expenses incurred, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized. We remain liable to the extent that our reinsurers do not meet their obligation under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for doubtful accounts requires judgment for which key inputs typically include historical trends regarding uncollectible balances, disputes and credit events as well as specific reviews of balances in dispute or subject to credit impairment. The allowance for doubtful accounts on reinsurance assets was $111 million and $140 million at December 31, 2019 and 2018, respectively. Changes in the allowance for doubtful accounts on reinsurance assets are reflected in Policyholder benefits and losses incurred within the Consolidated Statements of Income.

The following table provides supplemental information for loss and benefit reserves, gross and net of ceded reinsurance:

At December 31,	2019		2018
	As	Net of	As	Net of
(in millions)	Reported	Reinsurance	Reported	Reinsurance
Liability for unpaid losses and loss adjustment expenses	$(78,328)	$(47,259)	$(83,639)	$(51,949)
Future policy benefits for life and accident and health insurance contracts	(50,512)	(49,670)	(44,935)	(43,936)
Policyholder contract deposits	(151,869)	(150,944)	(142,262)	(141,407)
Reserve for unearned premiums	(18,269)	(15,067)	(19,248)	(16,300)
Reinsurance assets(a)	36,038		36,492

(a)Reinsurance assets excludes (i) allowance for doubtful accounts of $111 million and $140 million for the years ended December 31, 2019 and 2018, respectively, and (ii) paid loss recoveries of $2,050 million and $1,820 million for the years ended December 31, 2019 and 2018, respectively.

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

230 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 9. Reinsurance

The following table presents short-duration insurance premiums written and earned:

	Years Ended December 31,
(in millions)	2019	2018	2017
Premiums written:
Direct	$29,338	$30,368	$30,229
Assumed	5,808	4,186	3,065
Ceded	(9,692)	(7,757)	(7,535)
Net	$25,454	$26,797	$25,759
Premiums earned:
Direct	$30,017	$31,450	$30,928
Assumed	6,395	4,638	3,374
Ceded	(9,526)	(8,164)	(7,904)
Net	$26,886	$27,924	$26,398

For the years ended December 31, 2019, 2018 and 2017, reinsurance recoveries, which reduced losses and loss adjustment expenses incurred, amounted to $4.7 billion, $9.8 billion and $1.5 billion, respectively.

Retroactive reinsurance agreements are reinsurance agreements under which our reinsurer agrees to reimburse us as a result of past insurable events. For these agreements, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves. The amount of the deferral is recalculated each period based on loss payments and updated estimates. If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the agreement is recognized in income immediately. Ceded loss reserves under retroactive agreements were $13.9 billion and $13.8 billion, and the deferred gain liability was $1.8 billion and $1.8 billion, as of December 31, 2019 and 2018, respectively. The effect on income from amortization of the deferred gain was $219 million, $394 million and $316 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table presents premiums earned and policy fees for our long-duration life insurance and annuity operations:

Years Ended December 31,
(in millions)	2019	2018	2017
Premiums
Direct	$4,363	$3,489	$5,771
Assumed	228	56	15
Ceded	(916)	(855)	(810)
Net	$3,675	$2,690	$4,976
Policy Fees
Direct	$3,016	$2,792	$2,936
Assumed	-	-	-
Ceded	(1)	(1)	(1)
Net	$3,015	$2,791	$2,935

AIG | 2019 Form 10-K 231

ITEM 8 | Notes to Consolidated Financial Statements | 9. Reinsurance

Long-duration reinsurance recoveries, which reduced Policyholder benefits and losses incurred, was approximately $1.0 billion, $778 million and $1.0 billion for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table presents long-duration insurance in-force ceded to other insurance companies:

At December 31,
(in millions)	2019	2018	2017
Long-duration insurance in force ceded	$264,732	$228,846	$202,402

Long-duration insurance in-force assumed as a percentage of gross long-duration insurance in-force was 0.02 percent at December 31, 2019, and 0.03 percent at 2018 and 2017; and premiums assumed represented 5 percent, 1.6 percent and 0.2 percent of gross premiums for the years ended December 31, 2019, 2018 and 2017, respectively.

The U.S. Life and Retirement companies manage the capital impact of their statutory reserve requirements, including those resulting from the NAIC Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) and NAIC Actuarial Guideline 38 (Guideline AXXX), through unaffiliated and affiliated reinsurance transactions. Effective July 1, 2016, one of the U.S. Life and Retirement companies entered into an agreement to cede approximately $5 billion of statutory reserves for certain whole life and universal life policies to an unaffiliated reinsurer. Effective December 31, 2016, the same life insurance subsidiary recaptured term and universal life reserves subject to Regulation XXX and Guideline AXXX, previously ceded to an affiliate, and ceded approximately $14 billion of such statutory reserves to an unaffiliated reinsurer under an amendment to the July 1, 2016 agreement. Under U.S. GAAP, these unaffiliated reinsurance transactions use deposit accounting with a reinsurance risk charge recorded in income, whereas such affiliated transactions are eliminated in consolidation. Under one affiliated reinsurance arrangement, one of the U.S. Life and Retirement companies obtains letters of credit to support statutory recognition of the ceded reinsurance. As of December 31, 2019, this subsidiary had two bilateral letters of credit totaling $400 million, which were issued on February 7, 2014 and expire on February 7, 2023. The letters of credit are subject to reimbursement by AIG Parent in the event of a drawdown.

For additional information on the use of affiliated reinsurance for Regulation XXX and Guideline AXXX reserves see Note 20.

Reinsurance Security

Our third-party reinsurance arrangements do not relieve us from our direct obligations to our beneficiaries. Thus, a credit exposure exists with respect to both short-duration and long-duration reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance. We believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to AIG. Gross reinsurance assets due from reinsurers exceeding 5 percent of our total reinsurance assets were approximately $19.0 billion and $18.9 billion at December 31, 2019 and 2018, respectively, of which approximately $2.8 billion and $3.7 billion at December 31, 2019 and 2018, respectively, was not secured by collateral.

232 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 10. Deferred Policy Acquisition Costs

10. Deferred Policy Acquisition Costs

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

Investment-oriented contracts: Certain policy acquisition costs and policy issuance costs related to universal life and investment-type products (collectively, investment-oriented products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. DAC on investment-oriented contracts were approximately $6.1 billion and $7.5 billion at December 31, 2019 and 2018, respectively. Estimated gross profits are affected by a number of factors, including levels of current and expected interest rates, net investment income and spreads, net realized capital gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience and equity market returns and volatility. In each reporting period, current period amortization expense is adjusted to reflect actual gross profits. If estimated gross profits change significantly, DAC is recalculated using the new assumptions, and any resulting adjustment is included in income. If the new assumptions indicate that future estimated gross profits are higher than previously estimated, DAC will be increased resulting in a decrease in amortization expense and increase in income in the current period; if future estimated gross profits are lower than previously estimated, DAC will be decreased resulting in an increase in amortization expense and decrease in income in the current period. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the current and projected future profitability of the underlying insurance contracts.

AIG | 2019 Form 10-K 233

ITEM 8 | Notes to Consolidated Financial Statements | 10. Deferred Policy Acquisition Costs

To estimate future estimated gross profits for variable annuity products, a long-term annual asset growth assumption is applied to determine the future growth in assets and related asset-based fees. In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a “reversion to the mean” methodology whereby short-term asset growth above or below long-term annual rate assumptions impacts the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance. When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions in the five-year reversion to the mean period falling below a certain rate (floor) or rising above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods.

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

234 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 10. Deferred Policy Acquisition Costs

The following table presents a rollforward of DAC and VOBA:

Years Ended December 31,
(in millions)	2019	2018	2017
Balance, beginning of year	$12,694	$10,994	$11,042
Acquisitions	-	298	-
Dispositions	-	-	(35)
Acquisition costs deferred	5,403	5,832	4,820
Amortization expense	(5,164)	(5,386)	(4,288)
Change related to unrealized appreciation (depreciation) of investments	(1,768)	1,063	(505)
Other, including foreign exchange	42	(107)	(40)
Reclassified to Assets held for sale	-	-	-
Balance, end of year(a)	$11,207	$12,694	$10,994
Supplemental Information:
VOBA amortization expense included in DAC amortization	$171	$243	$20
VOBA, end of year included in DAC balance(b)	317	438	381

(a)Net of reductions in DAC of $1.8 billion, $1.0 billion and $1.3 billion at December 31, 2019, 2018 and 2017, respectively, related to the effect of net unrealized gains and losses on available for sale securities (shadow DAC).

(b)Includes $101 million of VOBA from the acquisition of Validus in 2018, the majority of which was amortized in 2019.

The percentage of the unamortized balance of VOBA at December 31, 2019 expected to be amortized in 2020 through 2024 by year is: 8.5 percent, 7.6 percent, 7.0 percent, 7.0 percent and 6.6 percent, respectively, with 63.3 percent being amortized after five years. These projections are based on current estimates for investment income and spreads, persistency, mortality and morbidity assumptions.

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

AIG | 2019 Form 10-K 235

ITEM 8 | Notes to Consolidated Financial Statements | 11. Variable Interest Entities

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Consolidated Balance Sheets:

(in millions)	Real Estate and Investment Entities(d)	Securitization Vehicles(e)	Affordable Housing Partnerships	Other	Total
December 31, 2019
Assets:
Bonds available for sale	$177	$7,239	$-	$-	$7,416
Other bond securities	-	3,324	-	1	3,325
Mortgage and other loans receivable	-	3,860	-	-	3,860
Other invested assets	5,231	-	3,464	42	8,737
Other(a)	615	1,996	469	42	3,122
Total assets(b)	$6,023	$16,419	$3,933	$85	$26,460
Liabilities:
Long-term debt	$2,810	$4,356	$2,074	$4	$9,244
Other(c)	236	359	195	24	814
Total liabilities	$3,046	$4,715	$2,269	$28	$10,058
December 31, 2018
Assets:
Bonds available for sale	$-	$7,662	$-	$-	$7,662
Other bond securities	-	3,923	-	2	3,925
Mortgage and other loans receivable	-	3,693	-	-	3,693
Other invested assets	5,212	-	3,142	24	8,378
Other(a)	580	1,581	394	70	2,625
Total assets(b)	$5,792	$16,859	$3,536	$96	$26,283
Liabilities:
Long-term debt	$2,577	$3,154	$1,834	$4	$7,569
Other(c)	227	165	159	24	575
Total liabilities	$2,804	$3,319	$1,993	$28	$8,144

(a)Comprised primarily of Short-term investments and Other assets at December 31, 2019 and 2018.

(b)The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)Comprised primarily of Other liabilities at December 31, 2019 and 2018.

(d)At December 31, 2019 and 2018, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $2.6 billion and $1.4 billion, respectively.

(e)At December 31, 2019 and 2018, the company had contributed total assets of $15.6 billion and $16.0 billion, respectively, into consolidated securitization vehicles.

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

236 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 11. Variable Interest Entities

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
December 31, 2019
Real estate and investment entities(a)	$283,349	$6,519	$3,286		$9,805
Affordable housing partnerships	3,351	453	-		453
Other	5,320	310	-	(c)	310
Total	$292,020	$7,282	$3,286		$10,568
December 31, 2018
Real estate and investment entities(a)	$309,598	$6,820	$2,501		$9,321
Affordable housing partnerships	4,116	607	-		607
Other	2,813	284	1,222	(c)	1,506
Total	$316,527	$7,711	$3,723		$11,434

(a)Comprised primarily of hedge funds and private equity funds.

(b)At December 31, 2019 and 2018, $7.0 billion and $7.4 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

(c)These amounts represent our estimate of the maximum exposure to loss under certain insurance policies issued to VIEs if a hypothetical loss occurred to the extent of the full amount of the insured value. Our insurance policies cover defined risks and our estimate of liability is included in our insurance reserves on the balance sheet.

Real Estate and Investment Entities

Through our insurance operations and AIG Global Real Estate Investment Corp., we are an investor in various real estate investment entities, some of which are VIEs. These investments are typically with unaffiliated third-party developers via a partnership or limited liability company structure. The VIEs’ activities consist of the development or redevelopment of commercial, industrial and residential real estate. Our involvement varies from being a passive equity investor or finance provider to actively managing the activities of the VIEs.

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

AIG | 2019 Form 10-K 237

ITEM 8 | Notes to Consolidated Financial Statements | 11. Variable Interest Entities

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

12. Derivatives and Hedge Accounting

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium- and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, foreign currency transactions, and foreign denominated investments. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities and economically hedge certain investments. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset. In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, CDSs and purchases of investments with embedded derivatives, such as equity-linked notes and convertible bonds.

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

For additional information on embedded derivatives see Notes 6 and 15 herein.

238 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2019				December 31, 2018
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$495	$3	$410	$7	$10	$-	$866	$19
Foreign exchange contracts	4,328	342	5,230	162	6,357	363	2,536	147
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	52,437	3,197	35,231	2,742	42,821	2,890	27,329	2,004
Foreign exchange contracts	8,133	698	12,093	863	11,134	801	5,434	711
Equity contracts	18,533	769	7,539	139	17,807	398	2,399	15
Credit contracts(b)	8,457	3	923	89	8	1	1,406	236
Other contracts(c)	40,582	14	56	7	39,070	15	58	6
Total derivatives, gross	$132,965	$5,026	$61,482	$4,009	$117,207	$4,468	$40,028	$3,138
Counterparty netting(d)		(2,427)		(2,427)		(1,713)		(1,713)
Cash collateral(e)		(1,806)		(527)		(1,840)		(187)
Total derivatives on
consolidated balance sheets(f)		$793		$1,055		$915		$1,238

(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)As of December 31, 2019 and 2018, included CDSs on super senior multi-sector CDOs with a net notional amount of $152 million and $592 million (fair value liability of $48 million and $224 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio.

(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)Represents cash collateral posted and received that is eligible for netting.

(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other Assets and Liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both December 31, 2019 and December 31, 2018. Fair value of liabilities related to bifurcated embedded derivatives was $6.9 billion and $4.1 billion, respectively, at December 31, 2019 and December 31, 2018. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

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

AIG | 2019 Form 10-K 239

ITEM 8 | Notes to Consolidated Financial Statements | 12. Derivatives and Hedge Accounting

Collateral posted by us to third parties for derivative transactions was $2.2 billion and $1.7 billion at December 31, 2019 and 2018, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.2 billion and $2.1 billion at December 31, 2019 and 2018, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the years ended December 31, 2019, 2018 and 2017, we recognized gains (losses) of $116 million, $34 million and $(106) million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

240 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:
	Hedging	Excluded	Hedged
(in millions)	Derivatives(a)	Components(b)	Items	Net Impact
Year ended December 31, 2019
Interest rate contracts:
Realized capital gains/(losses)	$-	$-	$-	$-
Interest credited to policyholder account balances	16	-	(16)	-
Net investment income	(1)	-	1	-
Foreign exchange contracts:
Realized capital gains/(losses)	(31)	91	31	91
Other income	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	-	-	-	-
Year ended December 31, 2018
Interest rate contracts:
Realized capital gains/(losses)	$(2)	$-	$2	$-
Interest credited to policyholder account balances	-	-	-	-
Net investment income	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	365	106	(365)	106
Other income	-	-	-	-
Equity contracts:
Realized capital gains/(losses)	-	-	-	-
Year ended December 31, 2017
Interest rate contracts:
Realized capital gains/(losses)	$(4)	$-	$4	$-
Interest credited to policyholder account balances	-	-	-	-
Net investment income	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	(393)	(26)	393	(26)
Other income	-	-	4	4
Equity contracts:
Realized capital gains/(losses)	(42)	(5)	42	(5)

(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.

(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

AIG | 2019 Form 10-K 241

ITEM 8 | Notes to Consolidated Financial Statements | 12. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Income:

Years Ended December 31,	Gains (Losses) Recognized in Earnings
(in millions)	2019	2018	2017
By Derivative Type:
Interest rate contracts	$1,319	$(509)	$56
Foreign exchange contracts	(25)	543	(277)
Equity contracts	(316)	(56)	(964)
Credit contracts	61	32	58
Other contracts	64	65	75
Embedded derivatives	(1,464)	629	(449)
Total	$(361)	$704	$(1,501)
By Classification:
Policy fees	$68	$67	$77
Net investment income	(125)	(3)	(11)
Net realized capital gains (losses)	(316)	561	(1,709)
Other income	-	81	139
Policyholder benefits and claims incurred	12	(2)	3
Total	$(361)	$704	$(1,501)

Credit Risk-Related Contingent Features

We estimate that at December 31, 2019, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $62 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $336 million and $423 million at December 31, 2019 and 2018, respectively. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2019 and 2018, was approximately $381 million and $453 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Consolidated Balance Sheets. The fair values of these hybrid securities were $3.3 billion and $3.9 billion at December 31, 2019 and 2018, respectively. These securities have par amounts of $7.4 billion and $8.5 billion at December 31, 2019 and 2018, respectively, and have remaining stated maturity dates that extend to 2052.

242 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Goodwill and Other Intangible Assets

13. Goodwill and Other Intangible Assets

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. At December 31, 2019, the operating segments with goodwill are our General Insurance business – North America and International operating segments, our Life and Retirement business – Life Insurance operating segment and our Other Operations and Legacy Portfolio operating segments. When a business is transferred from one reporting unit to another, as occurred as part of the 2017 segment changes, goodwill from the original operating segment is allocated among reporting units based on the fair value of business transferred, relative to business retained by a reporting unit.

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

If the qualitative test is not performed or if the test indicates a potential impairment is present, we estimate the fair value of each operating segment and compare the estimated fair value with the carrying amount of the operating segment, including allocated goodwill. The estimate of an operating segment’s fair value involves management judgment and is based on one or a combination of approaches including discounted expected future cash flows, market-based earnings multiples of the unit’s peer companies, external appraisals or, in the case of reporting units being considered for sale, third-party indications of fair value, if available. We consider one or more of these estimates when determining the fair value of an operating segment to be used in the impairment test.

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

Effective July 1, 2019, we changed the date of our annual goodwill impairment testing from December 31 to July 1. This change does not represent a material change to our method of applying current accounting guidance and is preferable as it better aligns with our strategic planning and forecasting process. This change did not delay, accelerate or avoid any impairment charge and was applied prospectively. We performed our annual goodwill impairment tests of all reporting units using a combination of both qualitative and quantitative assessments and concluded that our goodwill was not impaired.

AIG | 2019 Form 10-K 243

ITEM 8 | Notes to Consolidated Financial Statements | 13. Goodwill and Other Intangible Assets

The following table presents the changes in goodwill by operating segment:

	General Insurance
	North		Life	Other	Legacy
(in millions)	America	International	Insurance	Operations	Portfolio	Total
Balance at January 1, 2017:
Goodwill - gross	$1,878	$2,807	$77	$27	$216	$5,005
Accumulated impairments	(1,264)	(2,136)	-	-	(77)	(3,477)
Net goodwill	614	671	77	27	139	1,528
Increase (decrease) due to:
Acquisitions	-	-	-	4	-	4
Dispositions	(10)	(7)	(6)	-	(2)	(25)
Other	-	74	13	-	-	87
Balance at December 31, 2017:
Goodwill - gross	1,868	2,874	84	31	214	5,071
Accumulated impairments	(1,264)	(2,136)	-	-	(77)	(3,477)
Net goodwill	604	738	84	31	137	1,594
Increase (decrease) due to:
Acquisitions(a)	2,332	157	46	9	-	2,544
Other	(12)	(48)	(5)	9	-	(56)
Balance at December 31, 2018:
Goodwill - gross	4,188	2,983	125	49	214	7,559
Accumulated impairments	(1,264)	(2,136)	-	-	(77)	(3,477)
Net goodwill	2,924	847	125	49	137	4,082
Increase (decrease) due to:
Acquisitions	-	20	-	-	-	20
Other(b)	-	26	8	-	(98)	(64)
Balance at December 31, 2019:
Goodwill - gross	4,188	3,029	133	49	116	7,515
Accumulated impairments	(1,264)	(2,136)	-	-	(77)	(3,477)
Net goodwill	$2,924	$893	$133	$49	$39	$4,038

(a)Includes goodwill of $2.0 billion, $492 million and $46 million relating to the acquisitions of Validus, Glatfelter and Ellipse, respectively.

(b)Reflects $98 million of goodwill that has been reclassified to assets held for sale.

Indefinite lived intangible assets are not subject to amortization. Indefinite lived intangible assets primarily include Lloyd’s syndicate capacity and brand names. Finite lived intangible assets are amortized over their useful lives. Finite lived intangible assets primarily include distribution networks and are recorded net of accumulated amortization. The Company tests intangible assets for impairment on an annual basis or whenever events or circumstances suggest that the carrying value of an intangible asset may exceed the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If this condition exists and the carrying value of an intangible asset exceeds its fair value, the excess is recognized as an impairment and is recorded as a charge against net income.

The Other intangible assets and VODA resulted primarily from the acquisition of Validus.

244 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Goodwill and Other Intangible Assets

The following table presents the changes in other intangible assets and the VODA by operating segment:

	General Insurance
	North		Life	Other	Legacy
(in millions)	America	International	Insurance	Operations	Portfolio	Total
Other intangible assets
Balance at January 1, 2018	$27	$8	$34	$37	$-	$106
Increase (decrease) due to:
Acquisitions	61	207	16	-	-	284
Amortization	(2)	(3)	(4)	(2)	-	(11)
Other	-	-	-	(19)	-	(19)
Balance at December 31, 2018	$86	$212	$46	$16	$-	$360
Increase (decrease) due to:
Acquisitions	-	-	-	-	-	-
Amortization	(1)	(1)	(4)	(2)	-	(8)
Other	(3)	-	(18)	2	-	(19)
Balance at December 31, 2019:	$82	$211	$24	$16	$-	$333

Value of distribution network acquired
Balance at January 1, 2018	$-	$-	$-	$-	$-	$-
Increase (decrease) due to:
Acquisitions	-	-	-	582	-	582
Amortization	-	-	-	(15)	-	(15)
Other	-	-	-	2	-	2
Balance at December 31, 2018	$-	$-	$-	$569	$-	$569
Increase (decrease) due to:
Acquisitions	-	-	-	-	-	-
Amortization	-	-	-	(39)	-	(39)
Other	-	-	-	6	-	6
Balance at December 31, 2019:	$-	$-	$-	$536	$-	$536

The percentage of the unamortized balance of Other intangible assets and VODA at December 31, 2019 expected to be amortized in 2020 through 2024 by year is 7.9 percent, 7.9 percent, 7.9 percent, 7.9 percent and 7.9 percent, respectively, with 60.5 percent being amortized after five years.

AIG | 2019 Form 10-K 245

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

14. Insurance Liabilities

Liability for Unpaid Losses and Loss Adjustment Expenses (Loss Reserves)

Loss reserves represent the accumulation of estimates of unpaid claims, including estimates for IBNR claims, less applicable discount. We regularly review and update the methods used to determine loss reserve estimates. Any adjustments resulting from this review are reflected currently in pre-tax income. Because these estimates are subject to the outcome of future events, changes in estimates are common given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.2 billion and $12.3 billion at December 31, 2019 and 2018, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At December 31, 2019 and 2018, we held collateral of approximately $8.9 billion and $9.2 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements.

The following table presents the roll-forward of activity in Loss Reserves:

Years Ended December 31,
(in millions)	2019	2018	2017
Liability for unpaid loss and loss adjustment expenses, beginning of year	$83,639	$78,393	$77,077
Reinsurance recoverable	(31,690)	(26,708)	(15,532)
Net Liability for unpaid loss and loss adjustment expenses, beginning of year	51,949	51,685	61,545
Losses and loss adjustment expenses incurred:
Current year	17,596	20,534	21,079
Prior years, excluding discount and amortization of deferred gain	(340)	1,429	1,565
Prior years, discount charge (benefit)	1,063	(252)	187
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(219)	(395)	(284)
Total losses and loss adjustment expenses incurred	18,100	21,316	22,547
Losses and loss adjustment expenses paid:
Current year	(4,894)	(5,754)	(5,323)
Prior years	(18,020)	(17,768)	(16,241)
Total losses and loss adjustment expenses paid	(22,914)	(23,522)	(21,564)
Other changes:
Foreign exchange effect	(6)	(677)	788
Acquisitions(b)	-	3,284	23
Dispositions(c)	-	-	(360)
Retroactive reinsurance adjustment (net of discount)(d)	130	(137)	(11,294)
Total other changes	124	2,470	(10,843)
Liability for unpaid loss and loss adjustment expenses, end of year:
Net liability for unpaid losses and loss adjustment expenses	47,259	51,949	51,685
Reinsurance recoverable	31,069	31,690	26,708
Total	$78,328	$83,639	$78,393

(a) Includes $27 million, $51 million and $25 million for the retroactive reinsurance agreement with NICO covering U.S. asbestos exposures for the year ended December 31, 2019, 2018 and 2017, respectively.

(b) Includes amounts related to the acquisition of Glatfelter in October 2018, Validus in July 2018 and Blackboard U.S. Holdings Inc. in 2017.

(c) Includes amounts related to dispositions through the date of disposition. Includes sale of insurance operations to Fairfax.

(d) Includes benefit (charge) from change in discount on retroactive insurance in the amount of $469 million, $(180) million and $(1.5) billion for the periods ended December 31, 2019, 2018 and 2017, respectively.

246 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

Prior Year Development

During 2019, we recognized favorable prior year loss reserve development of $340 million excluding discount and amortization of deferred gain. The development was primarily driven by:

•Favorable development on U.S. Workers’ Compensation business, both guaranteed cost business and large deductible and Defense Base Act business (covering government contractors serving at military bases overseas) where we reacted to favorable loss trends in recent accident years;

•Favorable development on 2017 Hurricanes (Harvey, Irma and Maria) and favorable development due to 2017 California Wildfire subrogation recoverables in Commercial Property and Personal Lines.

•Unfavorable development in Primary General Liability where we reacted to adverse frequency and severity trends especially in Construction Wrap business in recent accident years.

•Unfavorable development in U.S. Financial Lines, notably Directors and Officers (D&O), Employment Practices Liability (EPLI) and Non-Medical Professional Errors & Omissions business where we reacted to increasing frequency and severity in recent accident years.

•Unfavorable development on European Casualty & Financial Lines, notably Commercial Auto, Employers Liability, Directors & Officers, and Financial Institutions business; and

•Favorable development on Europe Property and Special Risks, Europe and Japan Personal Insurance and Other product lines.

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

•Unfavorable development in U.S. Financial Lines, primarily from Directors & Officers (D&O) and Employment Practices Liability (EPLI) policies covering Corporate and National Insureds as well as Private and Not-for-Profit insureds. This development was predominantly in accident years 2014-2017 and resulted largely from increases in severity associated with an increase in frequency of class action lawsuits from those years.

•Favorable development in U.S. Commercial Property and Specialty Lines due to reductions in our estimates for 2017 Catastrophes, favorable attritional losses in Commercial Property and favorable Specialty emergence.

•Unfavorable development in U.S. Personal Lines reflecting the adverse development on the 2017 California wildfires and Hurricane Irma in 2017.

•Unfavorable development in International Financial Lines driven by increased large loss activity in recent accident years, particularly related to directors and officers class action suits against insureds with global exposure.

Our analyses and conclusions about prior year reserves also help inform our judgments about the current accident year loss and loss adjustment expense ratios we selected.

During 2017, we recognized unfavorable prior year loss reserve development of $1.6 billion. This unfavorable development was primarily a result of the following:

•Unfavorable development in U.S. Casualty lines, driven primarily by increases in underlying severity and greater than expected emerging loss experience in accident year 2016 as well as increased development from claims related to construction defects and construction wrap business (largely from accident years 2006 and prior).

•Unfavorable development in U.S. Financial Lines, primarily from D&O policies covering privately owned and not-for-profit insureds. This development was predominantly in accident year 2016 and resulted largely from increases in bankruptcy-related claims and fiduciary liability claims for large educational institutions.

•Higher than expected losses for UK/Europe Casualty and Financial Lines. We observed a significant increase in large claims activity in our UK/Europe long-tail business, with a large proportion emanating from accident year 2016. In addition, we increased our loss reserves as a result of the decision made by the U.K. Ministry of Justice to reduce the discount rate applied to lump-sum bodily injury payouts, known as the Ogden rate.

•In addition we also observed higher than expected losses in UK/Europe property and special risks business driven by unexpected development on various large claims across the property, aviation, marine, and trade credit segments.

AIG | 2019 Form 10-K 247

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

The table below presents the reconciliation of the net liability for unpaid losses and loss adjustment expenses in the following tables to Loss Reserves in the Consolidated Balance Sheets for the year ended December 31, 2019:

	Net liability for unpaid losses and loss adjustment expenses as presented in the disaggregated tables below	Reinsurance recoverable on unpaid losses and loss adjustment expenses included in the disaggregated tables below	Gross liability for unpaid losses and loss adjustment expenses
(in millions)
U.S. Workers' Compensation (before discount)	$5,213	$6,745	$11,958
U.S. Excess Casualty	4,285	5,073	9,358
U.S. Other Casualty	4,064	4,695	8,759
U.S. Financial Lines	5,154	2,221	7,375
U.S. Property and Special risks	4,950	2,807	7,757
U.S. Personal Insurance	1,287	988	2,275
UK/Europe Casualty and Financial lines	6,234	1,268	7,502
UK/Europe Property and Special risks	2,573	1,191	3,764
UK/Europe and Japan Personal Insurance	1,962	519	2,481
U.S. Run-Off Long Tail Insurance Lines (before
discount)	4,435	3,587	8,022
Total	$40,157	$29,094	$69,251

Reconciling Items
Discount on workers' compensation lines			(2,800)
Other product lines			8,679
Unallocated loss adjustment expenses			3,198
Total Loss Reserves			$78,328

Loss Development Information

The following is information about incurred and paid loss developments as of December 31, 2019, net of reinsurance. The cumulative number of reported claims, the total of IBNR liabilities and expected development on reported loss included within the net incurred loss amounts are presented in the following section.

Reserving Methodology

We use a combination of methods to project ultimate losses for both long-tail and short-tail exposures, which include:

•Paid Development method: The Paid Development method estimates ultimate losses by reviewing paid loss patterns and selecting paid ultimate loss development factors. These factors are then applied to paid losses by applying them to accident years, with further expected changes in paid loss. Since the method does not rely on case reserves, it is not directly influenced by changes in the adequacy of case reserves.

•Incurred Development method: The Incurred Development method is similar to the Paid Development method, but it uses case incurred losses instead of paid losses. Since this method uses more data (case reserves in addition to paid losses) than the Paid Development method, the incurred development patterns may be less variable than paid development patterns.

•Expected Loss Ratio method: The Expected Loss Ratio method multiplies premiums by an expected loss ratio to produce ultimate loss estimates for each accident year. This method may be useful if loss development patterns are inconsistent, losses emerge very slowly, or there is relatively little loss history from which to estimate future losses.

•Bornhuetter-Ferguson method: The Bornhuetter-Ferguson method using premiums and paid losses is a combination of the Paid Development method and the Expected Loss Ratio method where the weight given to each method is the reciprocal of the loss development factor. This method normally determines expected loss ratios similar to the method used for the Expected Loss Ratio method. The Bornhuetter-Ferguson method using premiums and incurred losses is similar to the Bornhuetter-Ferguson method using premiums and paid losses except that it uses case-incurred losses.

248 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

•Cape Cod method: The Cape Cod method is mechanically similar to the Bornhuetter-Ferguson method with the difference being that the Expected Loss Ratio estimates are determined based on a weighting of the loss estimates that come from the Paid/Incurred Development Methods. This method may be more responsive to recent loss trends than the Bornhuetter-Ferguson method.

•Average Loss method: The Average Loss method multiplies a projected number of ultimate claims by an estimated ultimate severity average loss for each accident year to produce ultimate loss estimates. Since projections of the ultimate number of claims are often less variable than projections of ultimate loss, this method can provide more reliable results for reserve categories where loss development patterns are inconsistent or too variable to be relied on exclusively.

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

In determining the actual carried loss reserves, we consider both the internal actuarial best estimate and numerous other internal and external factors, including:

•an assessment of economic conditions, including real GDP growth, inflation, employment rates or unemployment duration, stock market volatility and changes in corporate bond spreads;

•changes in the legal, regulatory, judicial and social environment, including changes in road safety, public health and cleanup standards;

•changes in medical cost trends (inflation, intensity and utilization of medical services) and wage inflation trends;

•underlying policy pricing, terms and conditions including attachment points and policy limits;

•change in claims handling philosophy, operating model, processes, and related ongoing enhancements;

•third-party claims reviews that are periodically performed for key classes of claims such as toxic tort, environmental and other complex casualty claims;

•third-party actuarial reviews that are periodically performed for key classes of business;

•input from underwriters on pricing, terms, and conditions and market trends; and

•changes in our reinsurance program, pricing and commutations.

The following factors are relevant to the loss development information included in the tables below:

•Table organization: The tables are organized by accident year and include policies written on an occurrence and claims- made basis. We note that for certain categories of claims (e.g., construction defect claims and environmental claims) and for reinsurance recoverable, losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to us. These reclassifications are shown as development in the respective years in the tables below. Financial Lines business is primarily written on a claims-made basis, while the majority of the workers’ compensation, excess casualty, other casualty, and run-off property and casualty lines of business are written on an occurrence basis. Primarily, all short-tail lines in Property and Special Risks and Personal Insurance are written on an occurrence basis.

•Groupings: We believe our groupings have homogenous risk characteristics with similar development patterns and would generally be subject to similar trends and reflect our reportable segments. The incurred losses and loss adjustment expenses and paid losses in the following tables for the current reporting year are allocated to the line of business and accident years based on how the business is coded by profit center and line of business.

•Reinsurance: Our reinsurance program varies by exposure type. Historically we have leveraged facultative and treaty reinsurance, both on a pro-rata and excess of loss basis. Our reinsurance program may change from year to year, which may affect the comparability of the data presented in our tables.

AIG | 2019 Form 10-K 249

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

•Adverse Development Reinsurance Agreement: We have provided the impact of the adverse development reinsurance agreement (ADC) in an additional table below our Incurred Losses and Allocated Loss Adjustment Expenses (ALAE) tables. The impact of the ADC is shown beginning in 2016 given the retroactive date of the contract and coincides with the effective date of the contract. For the lines of business covered by the agreement (U.S. Workers' Compensation, U.S. Excess Casualty, U.S. Other Casualty, U.S. Financial Lines, U.S. Property and Special Risks and U.S. Personal Insurance or collectively, the "Covered Lines"), an attribution of the loss recoveries to the line of business by calendar year and accident year is performed based on the underlying distribution of the losses subject to the agreement. Specifically, the future claim payments for all subject incurred losses were projected into future years based on the same actuarial assumptions underlying the related reserves. The additional table presented after discussion of prior year development by line of business reconciles the changes in net ultimates to our overall prior year development and provides the reattribution of loss recoveries for the Covered Lines. The reinsurance terms of the ADC were then used to identify the future claims payments for which 80% will be reimbursed by NICO. At each reporting period, the attribution of the ADC recoveries is performed. The factors that could cause the attribution to lines of business and accident year to change include changes in underlying actuarial assumptions as to timing and amount of future claim payments.

•Incurred but not reported liabilities (IBNR): We include development from past reported losses in IBNR.

•Data excluded from tables: Information with respect to accident years older than ten years is excluded from the development tables. Unallocated loss adjustment expenses are also excluded.

•Foreign exchange: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rate at December 31, 2019. Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.

•Acquisitions: We include acquisitions from all accident years presented in the tables. For purposes of this disclosure, we have applied the retrospective method for the acquired reserves, including incurred and paid claim development histories throughout the relevant tables. It should be noted that historical reserves for the acquired businesses were established by the acquired companies using methods, assumptions and procedures then in effect which may differ from our current reserving bases. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the aggregated historical results shown in the triangles.

•Dispositions: We exclude dispositions from all accident years presented in the tables.

•Claim counts: We consider a reported claim to be one claim for each claimant or feature for each loss occurrence. Claims relating to losses that are 100 percent reinsured are excluded from the reported claims in the tables below. Reported claims for losses from assumed reinsurance contracts are not available and hence not included in the reported claims.

•There are limitations that should be considered on the reported claim count data in the tables below, including:

-Claim counts are presented only on a reported (not an ultimate) basis;

-The tables below include lines of business and geographies at a certain aggregated level which may indicate different frequency and severity trends and characteristics, and may not be as meaningful as the claim count information related to the individual products within those lines of business and geographies;

-Certain lines of business are more likely to be subject to occurrences involving multiple claimants and features, which can distort measures based on the reported claim counts in the table below; and

-Reported claim counts are not adjusted for ceded reinsurance, which may distort the measure of frequency or severity.

Supplemental Information: The information about incurred and paid loss development for all periods preceding year ended December 31, 2019 and the related historical claims payout percentage disclosure is unaudited and is presented as supplementary information.

250 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

The following tables present undiscounted, incurred and paid losses and allocated loss adjustment expenses by accident year, on a net basis after reinsurance, with a separate presentation of the Adverse Development Reinsurance Agreement excluding the related amortization of the deferred gain:

U.S. Workers' Compensation

During 2019, we recognized $699 million of favorable prior year development, net of external reinsurance but before ADC cessions.

During 2018, we recognized $51 million of unfavorable prior year development, net of external reinsurance but before ADC cessions.

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement		IBNR Impact of Adverse Development Reinsurance Agreement	2019 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2010	$2,706	$3,049	$3,125	$3,148	$3,211	$3,214	$3,286	$3,267	$3,278	$3,238	$(40)	$334	133,623	$(437)		$(276)	$2,801	$58
2011		2,901	2,953	3,091	3,158	3,113	3,152	3,156	3,177	3,141	(36)	414	125,122	(458)		(311)	2,683	103
2012			2,382	2,194	2,286	2,260	2,334	2,308	2,259	2,247	(12)	380	71,128	(443)		(307)	1,804	73
2013				1,932	1,880	1,950	2,060	2,032	1,974	1,916	(58)	353	47,066	(458)		(311)	1,458	42
2014					1,729	1,764	1,866	1,862	1,794	1,709	(85)	397	40,075	(380)		(238)	1,329	159
2015						1,708	1,864	1,866	1,814	1,722	(92)	558	35,838	(588)		(442)	1,134	116
2016							1,299	1,346	1,318	1,140	(178)	403	30,588	-		-	1,140	403
2017								789	850	776	(74)	352	26,538	-		-	776	352
2018									998	1,021	23	641	21,034	-		-	1,021	641
2019										887		639	13,919	-		-	887	639
Total										$17,797	$(552)			$(2,764)	$		$15,033
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(11,354)	-			-			(11,354)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2010, net of reinsurance										4,505	(210)			(2,971)			1,534
Unallocated loss adjustment expense prior year development											63
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$10,948	$(699)			$(5,735)	$		$5,213

AIG | 2019 Form 10-K 251

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)					Change in Incurred Loss and ALAE
Accident Year	2016	2017		2018	2019
	Unaudited
2010	$2,822	$2,818		$2,811	$2,801	$(10)
2011	2,676	2,677		2,682	2,683	1
2012	1,819	1,814		1,793	1,804	11
2013	1,500	1,494		1,481	1,458	(23)
2014	1,311	1,310		1,309	1,329	20
2015	1,279	1,279		1,318	1,134	(184)
2016	1,299	1,346		1,318	1,140	(178)
2017	-	789		850	776	(74)
2018	-	-		998	1,021	23
2019	-	-		-	887	-
Total	$12,706	$13,527		$14,560	$15,033	$(414)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below		-		-	(11,354)	-
Liabilities for losses and allocated loss adjustment expenses before 2010, net of reinsurance		-		1,588	1,534	(54)
Unallocated loss adjustment expense prior year development		-		-	-	276
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			$		$5,213	$(192)

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)				Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019
	Unaudited
2010	$(464)	$(449)	$(467)	$(437)	$30
2011	(476)	(479)	(495)	(458)	37
2012	(515)	(494)	(466)	(443)	23
2013	(560)	(538)	(493)	(458)	35
2014	(555)	(552)	(485)	(380)	105
2015	(585)	(587)	(496)	(588)	(92)
2016	-	-	-	-	-
2017	-	-	-	-	-
2018	-	-	-	-	-
2019	-	-	-	-	-
Total	$(3,155)	$(3,099)	$(2,902)	$(2,764)	$138
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below			-	-	-
Liabilities for losses and allocated loss adjustment expenses before 2010, net of reinsurance		-	(3,127)	(2,971)	156
Unallocated loss adjustment expense prior year development					213
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			(6,029)	$(5,735)	$507

252 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2010	$550	$1,093	$1,537	$1,855	$2,126	$2,288	$2,426	$2,532	$2,597	$2,647	$-
2011		519	1,129	1,561	1,884	2,129	2,285	2,388	2,451	2,496	-
2012			415	804	1,089	1,272	1,440	1,563	1,632	1,669	-
2013				282	619	879	1,067	1,214	1,287	1,335	-
2014					231	558	786	930	1,030	1,096	-
2015						234	524	725	854	925	-
2016							147	378	521	584	-
2017								93	224	294	-
2018									85	215	-
2019										93	-
Total										$11,354	$-

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

AIG | 2019 Form 10-K 253

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

Prior Year Development

During 2019, we recognized $699 million of favorable prior year development in U.S. Workers Compensation business due to favorable frequency and severity trends seen across the diagonals across many subsets of U.S. Workers Compensation especially in the recent accident years.

During 2018, we recognized $51 million of adverse prior year development in U.S. Workers Compensation business with higher claim development factors at older ages (tail factors) for non-California, non-New York and loss sensitive business in older accident years being offset by favorable emergence in recent years. Accident year 2017 was adversely impacted by a change in ceded reinsurance estimates. For our Defense Base Act (DBA) business, adverse development in recent years was offset by an expansion of the definition of reimbursable War Hazard claims by the U.S. Government.

During 2017, we recognized $31 million of favorable prior year development in U.S. workers’ compensation business, particularly guaranteed cost business in the states of California and New York. Actual loss emergence during the year, particularly for guaranteed cost business in these two states, was significantly less than expected on a reported loss basis. We did recognize some offsetting unfavorable development in our DBA business that covers government contractors in U.S. and non-U.S. military installations, as well as from a Pennsylvania Supreme Court decision that overturned a ruling that provided limitations on payments for certain permanent injuries (the Protz decision).

U.S. Excess Casualty

During 2019, we recognized $76 million of unfavorable prior year development in Excess Casualty, net of external reinsurance but before ADC cessions, driven by higher than expected loss emergence for construction wrap claims and increasing loss severity in more recent accident years.

During 2018, we recognized $1,274 million of unfavorable prior year development in Excess Casualty, net of external reinsurance but before ADC cessions, driven by higher than expected loss emergence for construction defect and construction wrap claims and increasing loss severity in more recent accident years.

254 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement		IBNR Impact of Adverse Development Reinsurance Agreement	2019 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2010	$1,888	$2,097	$2,093	$1,784	$1,650	$1,739	$1,723	$1,708	$1,681	$1,638	$(43)	$308	3,727	$(252)		$(201)	$1,386	$107
2011		1,787	1,827	1,597	1,429	1,529	1,611	1,627	1,726	1,758	32	381	3,726	(342)		(272)	1,416	109
2012			1,607	1,403	1,242	1,488	1,537	1,486	1,558	1,502	(56)	312	3,688	(288)		(229)	1,214	83
2013				1,123	1,035	1,169	1,308	1,241	1,282	1,292	10	271	3,102	(260)		(197)	1,032	74
2014					938	1,069	1,275	1,260	1,339	1,283	(56)	466	2,632	(439)		(360)	844	106
2015						989	1,463	1,440	1,603	1,656	53	444	2,544	(493)		(392)	1,163	52
2016							898	1,146	1,162	1,171	9	514	1,980	-		-	1,171	514
2017								856	1,002	1,097	95	542	1,241	-		-	1,097	542
2018									648	646	(2)	404	618	-		-	646	404
2019										577		547	370	-		-	577	547
Total										$12,620	$42			$(2,074)	$		$10,546
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(6,799)	-			-			(6,799)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2010, net of reinsurance										2,243	54			(1,705)			538
Unallocated loss adjustment expense prior year development											(20)
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$8,064	$76			$(3,779)	$		$4,285

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)				Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019
	Unaudited
2010	$1,452	$1,448	$1,426	$1,386	$(40)
2011	1,369	1,371	1,436	1,416	(20)
2012	1,175	1,163	1,254	1,214	(40)
2013	935	932	981	1,032	51
2014	902	905	915	844	(71)
2015	1,027	1,015	1,139	1,163	24
2016	898	1,146	1,162	1,171	9
2017	-	856	1,002	1,097	95
2018	-	-	648	646	(2)
2019	-	-	-	577	-
Total	$7,758	$8,836	$9,963	$10,546	$6
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below				(6,799)	-
Liabilities for losses and allocated loss adjustment expenses before 2010, net of reinsurance			612	538	(74)
Unallocated loss adjustment expense prior year development				-	94
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance				$4,285	$26

AIG | 2019 Form 10-K 255

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)				Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019
	Unaudited
2010	$(271)	$(260)	$(255)	$(252)	$3
2011	(242)	(256)	(290)	(342)	(52)
2012	(362)	(323)	(304)	(288)	16
2013	(373)	(309)	(301)	(260)	41
2014	(373)	(355)	(424)	(439)	(15)
2015	(436)	(425)	(464)	(493)	(29)
2016	-	-	-	-	-
2017	-	-	-	-	-
2018	-	-	-	-	-
2019	-	-	-	-	-
Total	$(2,057)	$(1,928)	$(2,038)	$(2,074)	$(36)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below				-	-
Liabilities for losses and allocated loss adjustment expenses before 2010, net of reinsurance		-	(1,577)	(1,705)	(128)
Unallocated loss adjustment expense prior year development					114
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			(3,615)	$(3,779)	$(50)

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2010	$10	$197	$475	$654	$795	$946	$1,052	$1,217	$1,265	$1,288	$-
2011		5	63	225	387	716	921	1,069	1,214	1,257	-
2012			3	106	288	495	649	887	1,022	1,121	-
2013				15	105	207	387	578	705	819	-
2014					3	77	240	444	590	703	-
2015						9	210	391	718	935	-
2016							28	80	204	388	-
2017								1	45	156	-
2018									1	125	-
2019										7	-
Total										$6,799	$-

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
256 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

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

Prior Year Development

During 2019, we recognized $76 million of unfavorable development driven by higher severity claim emergence in non-admitted construction defect claims in older accident years and auto liability and general liability claims in recent accident years.

During 2018, we recognized $1.3 billion of adverse development driven largely by construction defect and construction wrap claims where actual emergence was significantly worse than expected and our updated analysis significantly increased the severity assumptions and lengthened the claim reporting pattern to recognize the significant deterioration seen in recent calendar periods. We also increased the expected loss ratio assumptions in recent accident years to reflect the high initial reported loss ratios for those years and the incidence of several unusually large claims.

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

In 2019, we recognized $168 million of unfavorable prior year development in Other Casualty, net of external reinsurance but before ADC cessions, primarily as a result of unfavorable loss emergence in recent accident years.

In 2018, we recognized $127 million of favorable prior year development in Other Casualty, net of external reinsurance but before ADC cessions, primarily as a result of favorable loss emergence in accident years 2011-2016.

AIG | 2019 Form 10-K 257

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement		IBNR Impact of Adverse Development Reinsurance Agreement	2019 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2010	$2,124	$2,102	$2,235	$2,185	$2,335	$2,381	$2,501	$2,492	$2,504	$2,505	$1	$225	96,534	$(130)		$(103)	$2,375	$122
2011		2,033	2,202	2,302	2,439	2,585	2,620	2,582	2,517	2,515	(2)	126	75,391	(139)		(110)	2,376	16
2012			1,986	2,139	2,193	2,203	2,352	2,407	2,343	2,328	(15)	190	42,048	(169)		(135)	2,159	55
2013				1,653	1,729	1,912	2,148	2,185	2,164	2,211	47	286	37,117	(263)		(219)	1,948	67
2014					1,751	1,721	1,963	2,009	1,910	1,916	6	230	35,730	(222)		(177)	1,694	53
2015						1,329	1,762	1,829	1,736	1,794	58	259	33,313	(301)		(229)	1,493	30
2016							1,339	1,343	1,321	1,391	70	513	26,834	-		-	1,391	513
2017								602	629	738	109	411	20,255	-		-	738	411
2018									802	845	43	621	15,010	-		-	845	621
2019										1,059		935	15,546	-		-	1,059	935
Total										$17,302	$317			$(1,224)	$		$16,078
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(12,454)	-			-			(12,454)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2010, net of reinsurance										1,392	(170)			(952)			440
Unallocated loss adjustment expense prior year development											21
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$6,240	$168			$(2,176)	$		$4,064

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)				Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019
	Unaudited
2010	$2,361	$2,359	$2,349	$2,375	$26
2011	2,398	2,395	2,414	2,376	(38)
2012	2,189	2,197	2,175	2,159	(16)
2013	1,948	1,960	1,929	1,948	19
2014	1,667	1,678	1,634	1,694	60
2015	1,361	1,373	1,423	1,493	70
2016	1,339	1,343	1,321	1,391	70
2017	-	602	629	738	109
2018	-	-	802	845	43
2019	-	-	-	1,059	-
Total	$13,263	$13,907	$14,676	$16,078	$343
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below				(12,454)	-
Liabilities for losses and allocated loss adjustment expenses before 2010, net of reinsurance		-	685	440	(245)
Unallocated loss adjustment expense prior year development				-	90
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance				$4,064	$188

258 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)				Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019
	Unaudited
2010	$(140)	$(133)	$(155)	$(130)	$25
2011	(222)	(187)	(103)	(139)	(36)
2012	(163)	(210)	(168)	(169)	(1)
2013	(200)	(225)	(235)	(263)	(28)
2014	(296)	(331)	(276)	(222)	54
2015	(401)	(456)	(313)	(301)	12
2016	-	-	-	-	-
2017	-	-	-	-	-
2018	-	-	-	-	-
2019	-	-	-	-	-
Total	$(1,422)	$(1,542)	$(1,250)	$(1,224)	$26
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below				-	-
Liabilities for losses and allocated loss adjustment expenses before 2010, net of reinsurance		-	(878)	(952)	(74)
Unallocated loss adjustment expense prior year development					69
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			(2,128)	$(2,176)	$21

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2010	$295	$661	$985	$1,358	$1,640	$1,824	$1,972	$2,087	$2,196	$2,236	$-
2011		235	722	1,102	1,481	1,814	2,039	2,210	2,289	2,339	-
2012			411	739	1,042	1,385	1,677	1,869	2,009	2,053	-
2013				169	594	962	1,248	1,485	1,688	1,809	-
2014					210	620	868	1,150	1,392	1,572	-
2015						105	309	769	1,087	1,351	-
2016							77	298	489	703	-
2017								51	111	216	-
2018									43	122	-
2019										53	-
Total										$12,454	$-

AIG | 2019 Form 10-K 259

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

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

260 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

Prior Year Development

Primary General Liability

In 2019, we recognized unfavorable development of $220 million largely driven by construction defect and construction wrap policies where we observed significant increases in severity in recent accident years.

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

Primary Commercial Auto Liability

In 2019, we experienced unfavorable development of approximately $23 million mainly due to deterioration in severity in the recent accident years in the large deductible business.

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

Medical Malpractice

During 2019, we recognized $30 million of unfavorable development largely driven by a few large cases.

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

Other Lines

During 2019, we recognized favorable development of $105 million largely driven by extra contractual obligations, favorable development on loss sensitive casualty business and business internally reinsured from other business units.

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

U.S. Financial Lines

During 2019, we recognized $463 million of unfavorable prior year development in U.S. Financial Lines, net of external reinsurance but before ADC cessions, due to adverse experience in the D&O subset of business.

During 2018, we recognized $298 million of unfavorable prior year development in U.S. Financial Lines, net of external reinsurance but before ADC cessions, due to adverse experience in the D&O subset of business.

The mix of business has been changing in recent years as we write more cyber and mergers and acquisitions business, which generally report claims faster.

AIG | 2019 Form 10-K 261

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement		IBNR Impact of Adverse Development Reinsurance Agreement	2019 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2010	$1,584	$1,525	$1,423	$1,383	$1,374	$1,470	$1,509	$1,535	$1,542	$1,544	$2	$64	20,165	$(55)		$(44)	$1,489	$20
2011		1,844	1,765	1,934	1,925	1,960	1,991	2,023	2,015	2,012	(3)	63	20,063	(54)		(43)	1,958	20
2012			1,592	1,763	1,800	1,907	1,988	1,990	2,015	2,077	62	115	20,076	(115)		(92)	1,962	23
2013				1,790	1,719	1,670	1,613	1,555	1,497	1,509	12	122	19,126	(100)		(80)	1,409	42
2014					1,812	1,777	1,892	1,927	1,960	1,981	21	241	17,581	(240)		(199)	1,741	42
2015						1,737	1,762	1,743	1,788	1,830	42	248	16,156	(278)		(213)	1,552	35
2016							1,605	1,855	1,993	2,064	71	380	16,000	-		-	2,064	380
2017								1,564	1,675	1,756	81	617	14,939	-		-	1,756	617
2018									1,640	1,766	126	1,017	14,349	-		-	1,766	1,017
2019										1,503		1,315	11,784	-		-	1,503	1,315
Total										$18,042	$414			$(842)	$		$17,200
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(12,065)	-			-			(12,065)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2010, net of reinsurance										154	11			(135)			19
Unallocated loss adjustment expense prior year development											38
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$6,131	$463			$(977)	$		$5,154

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)				Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019
	Unaudited
2010	$1,499	$1,504	$1,505	$1,489	$(16)
2011	1,966	1,973	1,989	1,958	(31)
2012	1,906	1,907	1,925	1,962	37
2013	1,442	1,429	1,408	1,409	1
2014	1,733	1,729	1,753	1,741	(12)
2015	1,429	1,430	1,462	1,552	90
2016	1,605	1,855	1,993	2,064	71
2017	-	1,564	1,675	1,756	81
2018	-	-	1,640	1,766	126
2019	-	-	-	1,503	-
Total	$11,580	$13,391	$15,350	$17,200	$347
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below				(12,065)	-
Liabilities for losses and allocated loss adjustment expenses before 2010, net of reinsurance		-	99	19	(80)
Unallocated loss adjustment expense prior year development				-	59
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance				$5,154	$326

262 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)				Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019
	Unaudited
2010	$(10)	$(31)	$(37)	$(55)	$(18)
2011	(25)	(50)	(26)	(54)	(28)
2012	(82)	(83)	(90)	(115)	(25)
2013	(171)	(126)	(89)	(100)	(11)
2014	(159)	(198)	(207)	(240)	(33)
2015	(333)	(313)	(326)	(278)	48
2016	-	-	-	-	-
2017	-	-	-	-	-
2018	-	-	-	-	-
2019	-	-	-	-	-
Total	$(780)	$(801)	$(775)	$(842)	$(67)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below				-	-
Liabilities for losses and allocated loss adjustment expenses before 2010, net of reinsurance		-	(45)	(135)	(90)
Unallocated loss adjustment expense prior year development					21
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			(820)	$(977)	$(136)

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2010	$31	$278	$558	$793	$1,009	$1,172	$1,273	$1,354	$1,394	$1,420	$-
2011		165	494	886	1,210	1,529	1,752	1,885	1,912	1,918	-
2012			73	403	812	1,250	1,494	1,622	1,687	1,859	-
2013				41	327	682	945	1,139	1,235	1,314	-
2014					66	366	849	1,158	1,387	1,573	-
2015						63	390	791	1,055	1,282	-
2016							73	499	1,002	1,358	-
2017								64	391	761	-
2018									86	486	-
2019										94	-
Total										$12,065	$-

Reserving Process and Methodology

U.S. Financial Lines business includes D&O, Errors and Omissions (E&O), EPLI policies and various professional liability subsets of business, as well as the fidelity book of business. This includes cyber coverage and mergers and acquisitions coverage, which have been a growing and evolving portion of this portfolio. These product lines are predominantly claims-made in nature, losses are characterized by low frequency and high severity, and results are often significantly impacted by external economic conditions.

Our analysis is segmented by major coverages, such as D&O, E&O, etc. and then further segmented by major industry groups (e.g. corporate accounts, national accounts, financial institutions, private/not-for-profit, etc.). We also separately review primary business from excess business for certain product lines.
AIG | 2019 Form 10-K 263

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

We generally use a combination of loss development methods and expected loss ratio methods for D&O, E&O, EPLI, and professional liability. These product lines generally are offered on a claims-made basis, and losses are characterized by low frequency and high severity. In general, expected loss ratio methods are given more weight in the more recent accident years, and loss development methods are given more weight in more mature accident years. The loss development factors for the different segments differ significantly in some cases, based on specific coverage characteristics and other factors such as industry group, attachment points, and limits offered. Individual claims projections for certain claims from accident years ended over eighteen months prior are also used in the analysis.

Frequency/severity methods are generally not used in isolation for these product lines as the overall losses are driven by large losses more than by claim frequency. Severity trends have varied significantly from accident year to accident year and care is required in analyzing these trends by claim type. In view of the changing severity profile of the book, we are using a capped and excess layer approach on many segments to better reflect the potential impact of large claims on the results by accident year.

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

Prior Year Development

During 2019, we recognized $463 million of unfavorable development particularly across accident years 2015-2018 driven by increasing severity across most Directors and Officers (D&O) and Employment Practices Liability (EPLI) classes and Mergers and Acquisitions (M&A) policies. We also experienced unfavorable development in Errors and Omissions (E&O) due to adverse frequency and severity trends.

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

U.S. Property and Special Risks

During 2019, we recognized $204 million of favorable prior year development in U.S. Property and Special Risks, net of external reinsurance but before ADC cessions, mainly due to favorable development from the 2017 Catastrophes.

During 2018, we recognized $497 million of favorable prior year development in U.S. Property and Special Risks, net of external reinsurance but before ADC cessions, mainly due to favorable development from the 2017 Catastrophes.

264 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	IBNR Impact of Adverse Development Reinsurance Agreement	2019 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2010	$2,751	$2,504	$2,461	$2,535	$2,551	$2,531	$2,541	$2,552	$2,550	$2,556	$6	$42	47,225	$(24)	$(19)	$2,532	$23
2011		3,833	3,700	3,630	3,622	3,607	3,646	3,653	3,646	3,644	(2)	39	49,133	(23)	(18)	3,621	21
2012			4,166	4,284	4,256	4,215	4,327	4,318	4,300	4,282	(18)	56	48,391	(26)	(21)	4,256	35
2013				2,528	2,530	2,387	2,432	2,445	2,447	2,439	(8)	49	49,722	(38)	(30)	2,401	19
2014					2,943	2,710	2,784	2,770	2,789	2,769	(20)	101	60,126	(76)	(60)	2,693	41
2015						3,102	2,978	2,911	2,900	2,864	(36)	122	58,524	(94)	(75)	2,770	47
2016							3,147	3,184	3,099	3,086	(13)	197	53,525	-	-	3,086	197
2017								5,370	4,903	4,744	(159)	398	77,455	-	-	4,744	398
2018									3,715	3,776	61	506	65,375	-	-	3,776	506
2019										2,824		785	69,105	-	-	2,824	785
Total										$32,984	$(189)			$(281)		$32,703
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(27,948)	-			-		(27,948)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2010, net of reinsurance										309	(3)			(114)		195
Unallocated loss adjustment expense prior year development											(12)
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$5,345	$(204)			$(395)		$4,950

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)				Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019
	Unaudited
2010	$2,532	$2,534	$2,532	$2,532	$-
2011	3,626	3,634	3,631	3,621	(10)
2012	4,300	4,293	4,281	4,256	(25)
2013	2,405	2,407	2,420	2,401	(19)
2014	2,717	2,709	2,725	2,693	(32)
2015	2,837	2,813	2,813	2,770	(43)
2016	3,147	3,184	3,099	3,086	(13)
2017	-	5,370	4,903	4,744	(159)
2018	-	-	3,715	3,776	61
2019	-	-	-	2,824	-
Total	$21,564	$26,944	$30,119	$32,703	$(240)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below				(27,948)	-
Liabilities for losses and allocated loss adjustment expenses before 2010, net of reinsurance		-	238	195	(43)
Unallocated loss adjustment expense prior year development				-	(5)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance				$4,950	$(288)

AIG | 2019 Form 10-K 265

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)				Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019
	Unaudited
2010	$(9)	$(18)	$(18)	$(24)	$(6)
2011	(20)	(19)	(15)	(23)	(8)
2012	(27)	(25)	(19)	(26)	(7)
2013	(27)	(38)	(27)	(38)	(11)
2014	(67)	(61)	(64)	(76)	(12)
2015	(141)	(98)	(87)	(94)	(7)
2016	-	-	-	-	-
2017	-	-	-	-	-
2018	-	-	-	-	-
2019	-	-	-	-	-
Total	$(291)	$(259)	$(230)	$(281)	$(51)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below				-	-
Liabilities for losses and allocated loss adjustment expenses before 2010, net of reinsurance		-	(84)	(114)	(30)
Unallocated loss adjustment expense prior year development					7
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			(314)	$(395)	$(74)

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2010	$750	$1,558	$1,890	$2,090	$2,219	$2,344	$2,414	$2,450	$2,475	$2,488	$-
2011		1,018	2,331	2,915	3,177	3,378	3,476	3,532	3,562	3,577	-
2012			840	2,709	3,404	3,768	3,985	4,113	4,145	4,178	-
2013				734	1,570	1,847	2,040	2,188	2,300	2,325	-
2014					913	1,761	2,113	2,326	2,466	2,558	-
2015						1,037	1,871	2,237	2,491	2,617	-
2016							1,000	2,027	2,361	2,612	-
2017								1,360	3,070	3,792	-
2018									1,060	2,663	-
2019										1,138	-
Total										$27,948	$-

266 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

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

Prior Year Development

During 2019, we recognized $204 million of favorable prior year development in U.S. Property and Special Risks driven largely by favorable development on the 2017 Hurricanes (Harvey, Irma, Maria) as well as subrogation recoverable on the 2017 California Wildfires and by favorable emergence on non-Catastrophe Commercial Property, Program and Specialty classes.

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

U.S. Personal Insurance

During 2019, we recognized $96 million of favorable prior year development in U.S. Personal Insurance, net of external reinsurance but before ADC cessions, mainly due favorable development from the 2017 Catastrophes.

During 2018, we recognized $255 million of unfavorable prior year development in U.S. Personal Insurance, net of external reinsurance but before ADC cessions, mainly due to catastrophe development from accident year 2017.

AIG | 2019 Form 10-K 267

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	IBNR Impact of Adverse Development Reinsurance Agreement	2019 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2010	$1,843	$1,809	$1,819	$1,819	$1,820	$1,819	$1,817	$1,817	$1,815	$1,815	$-	$1	422,774	$(1)	$(1)	$1,814	$-
2011		1,886	1,908	1,896	1,891	1,890	1,886	1,881	1,879	1,878	(1)	1	413,127	(1)	(1)	1,877	-
2012			2,208	2,128	2,109	2,083	2,077	2,094	2,095	2,099	4	1	403,920	(1)	(1)	2,098	-
2013				1,887	1,816	1,803	1,782	1,780	1,776	1,777	1	1	335,158	(1)	(1)	1,776	-
2014					1,552	1,562	1,572	1,572	1,583	1,584	1	4	274,703	(4)	(3)	1,580	1
2015						1,511	1,498	1,494	1,483	1,482	(1)	9	260,468	(6)	(5)	1,476	4
2016							1,536	1,533	1,533	1,540	7	23	246,354	-	-	1,540	23
2017								2,028	2,287	2,161	(126)	114	217,752	-	-	2,161	114
2018									2,188	2,193	5	229	97,349	-	-	2,193	229
2019										1,593		470	68,057	-	-	1,593	470
Total										$18,122	$(110)			$(14)		$18,108
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(16,744)	-			-		(16,744)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2010, net of reinsurance										(71)	1			(6)		(77)
Unallocated loss adjustment expense prior year development											13
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$1,307	$(96)			$(20)		$1,287

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)				Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019
	Unaudited
2010	$1,816	$1,816	$1,814	$1,814	$-
2011	1,881	1,880	1,878	1,877	(1)
2012	2,088	2,091	2,093	2,098	5
2013	1,774	1,774	1,774	1,776	2
2014	1,564	1,564	1,571	1,580	9
2015	1,476	1,475	1,472	1,476	4
2016	1,536	1,533	1,533	1,540	7
2017	-	2,028	2,287	2,161	(126)
2018	-	-	2,188	2,193	5
2019	-	-	-	1,593	-
Total	$12,135	$14,161	$16,610	$18,108	$(95)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below				(16,744)	-
Liabilities for losses and allocated loss adjustment expenses before 2010, net of reinsurance		-	(72)	(77)	(5)
Unallocated loss adjustment expense prior year development				-	15
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance				$1,287	$(85)

268 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)				Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019
	Unaudited
2010	$(1)	$(1)	$(1)	$(1)	$-
2011	(5)	(1)	(1)	(1)	-
2012	11	(3)	(2)	(1)	1
2013	(8)	(6)	(2)	(1)	1
2014	(8)	(8)	(12)	(4)	8
2015	(22)	(19)	(11)	(6)	5
2016	-	-	-	-	-
2017	-	-	-	-	-
2018	-	-	-	-	-
2019	-	-	-	-	-
Total	$(33)	$(38)	$(29)	$(14)	$15
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below				-	-
Liabilities for losses and allocated loss adjustment expenses before 2010, net of reinsurance		-	(3)	(6)	(3)
Unallocated loss adjustment expense prior year development					2
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance			(32)	$(20)	$14

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2010	$1,205	$1,669	$1,736	$1,772	$1,794	$1,803	$1,808	$1,810	$1,812	$1,813	$-
2011		1,204	1,752	1,814	1,840	1,860	1,869	1,873	1,874	1,875	-
2012			1,238	1,936	1,996	2,035	2,065	2,079	2,085	2,095	-
2013				1,109	1,634	1,705	1,744	1,759	1,766	1,772	-
2014					959	1,380	1,463	1,507	1,536	1,555	-
2015						931	1,320	1,411	1,439	1,455	-
2016							857	1,344	1,422	1,460	-
2017								941	1,672	1,896	-
2018									1,227	1,939	-
2019										884	-
Total										$16,744	$-
AIG | 2019 Form 10-K 269

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

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

Prior Year Development

During 2019, we recognized $96 million of favorable prior year development in U.S. Personal Insurance driven largely by subrogation recoverable on the 2017 California Wildfires and favorable development from Hurricanes Harvey, Irma and Maria.

During 2018, we recognized $255 million of adverse prior year development in U.S. Personal Insurance driven largely by development on the California wildfires and Hurricane Irma in 2017.

During 2017, we recognized $16 million of unfavorable prior year development in U.S. Personal Insurance mainly due to homeowners business in accident year 2016, particularly from catastrophe activity. This was partially offset by favorable development in accident and health business.

UK/Europe Casualty and Financial Lines

During 2019, we recognized $161 million of unfavorable prior year development in Europe Casualty and Financial Lines driven by greater frequency of large losses than expected.

During 2018, we recognized $58 million of unfavorable prior year development in Europe Casualty and Financial Lines driven by greater frequency of large losses than expected.

270 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2010	$1,303	$1,282	$1,303	$1,325	$1,273	$1,308	$1,288	$1,358	$1,339	$1,336	$(3)	$30	278,205
2011		1,257	1,212	1,288	1,336	1,424	1,432	1,479	1,456	1,453	(3)	53	267,537
2012			1,088	1,065	1,029	1,111	1,171	1,148	1,205	1,199	(6)	50	220,502
2013				1,041	1,082	1,063	1,044	1,079	1,114	1,171	57	87	187,469
2014					1,040	1,011	1,035	1,042	1,037	1,062	25	128	178,140
2015						1,097	1,236	1,279	1,176	1,237	61	251	192,412
2016							1,317	1,458	1,498	1,505	7	296	229,131
2017								1,349	1,326	1,286	(40)	500	245,792
2018									1,376	1,423	47	611	250,301
2019										1,301		936	210,025
Total										$12,973	$145
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(7,417)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2010, net of reinsurance										678	9
Unallocated loss adjustment expense prior year development											7
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$6,234	$161

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	Unaudited
2010	$130	$377	$584	$750	$882	$975	$1,039	$1,093	$1,111	$1,162
2011		125	345	522	757	899	1,021	1,129	1,193	1,245
2012			106	303	444	626	756	845	946	998
2013				90	338	487	627	741	856	930
2014					72	259	410	530	631	696
2015						71	240	433	569	685
2016							120	380	588	778
2017								97	282	449
2018									114	374
2019										100
Total										$7,417

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

AIG | 2019 Form 10-K 271

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

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

Prior Year Development

During 2019, we recognized $161 million of unfavorable prior year development in UK and Europe Casualty and Financial Lines driven by increased large loss activity in recent accident years, particularly related to UK directors and officers class action suits against insureds with global exposure, and increased frequency and severity in European casualty for auto liability and employers liability. This was slightly offset by a benefit from an increase in the Ogden rates in the UK used to value long duration claims.

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

UK/Europe Property and Special Risks

During 2019, we recognized $108 million of favorable prior year development in the UK/Europe Property and Special Risks segment, net of external reinsurance.

During 2018, we recognized $22 million of favorable prior year development in the UK/Europe Property and Special Risks segment, net of external reinsurance.

272 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2010	$1,475	$1,471	$1,396	$1,336	$1,313	$1,291	$1,289	$1,286	$1,272	$1,278	$6	$9	47,625
2011		1,383	1,336	1,222	1,188	1,158	1,146	1,143	1,134	1,131	(3)	10	48,985
2012			1,320	1,219	1,148	1,132	1,114	1,119	1,102	1,096	(6)	(2)	44,096
2013				1,421	1,415	1,306	1,286	1,271	1,260	1,240	(20)	3	43,932
2014					1,474	1,499	1,479	1,469	1,478	1,452	(26)	16	52,060
2015						1,601	1,538	1,518	1,476	1,451	(25)	23	57,667
2016							1,558	1,704	1,697	1,702	5	31	59,637
2017								1,678	1,642	1,634	(8)	76	55,694
2018									1,650	1,654	4	148	45,564
2019										1,248		462	25,179
Total										$13,886	$(73)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(11,335)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2010, net of reinsurance										22	(28)
Unallocated loss adjustment expense prior year development											(7)
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$2,573	$(108)

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	Unaudited
2010	$424	$908	$1,086	$1,177	$1,215	$1,244	$1,253	$1,260	$1,266	$1,255
2011		336	772	966	1,040	1,065	1,082	1,090	1,098	1,101
2012			277	721	912	980	1,026	1,052	1,062	1,068
2013				331	815	1,042	1,118	1,168	1,189	1,197
2014					318	927	1,211	1,280	1,319	1,346
2015						347	931	1,215	1,328	1,351
2016							460	1,120	1,373	1,512
2017								355	966	1,237
2018									319	988
2019										280
Total										$11,335

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

AIG | 2019 Form 10-K 273

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

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

Prior Year Development

During 2019, we recognized $108 million of favorable prior year development in the Europe Property and Special Risks segment driven by favorable development in Commercial Property and Specialty classes including aviation and marine.

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

UK/Europe and Japan Personal Insurance

During 2019, we recognized $119 million of favorable prior year development in UK/Europe and Japan Personal Insurance, net of external reinsurance.

During 2018, we recognized $116 million of favorable prior year development in UK/Europe and Japan Personal Insurance, net of external reinsurance.

274 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2010	$3,024	$3,072	$3,073	$3,061	$3,062	$3,057	$3,083	$3,063	$3,061	$3,061	$-	$3	1,820,113
2011		3,332	3,394	3,360	3,361	3,350	3,353	3,345	3,344	3,343	(1)	4	1,778,510
2012			2,933	2,916	2,897	2,882	2,891	2,881	2,877	2,876	(1)	5	1,730,216
2013				2,780	2,779	2,745	2,745	2,740	2,736	2,733	(3)	7	1,735,489
2014					2,738	2,748	2,730	2,727	2,718	2,718	-	10	1,793,862
2015						2,806	2,780	2,783	2,772	2,769	(3)	17	1,773,628
2016							2,755	2,748	2,734	2,726	(8)	31	1,798,299
2017								2,693	2,609	2,590	(19)	64	1,715,573
2018									3,396	3,312	(84)	196	1,848,711
2019										2,466		404	1,708,106
Total										$28,594	$(119)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(26,676)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2010, net of reinsurance										44	-
Unallocated loss adjustment expense prior year development											-
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$1,962	$(119)

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	Unaudited
2010	$1,737	$2,547	$2,796	$2,908	$2,967	$3,001	$3,021	$3,032	$3,040	$3,047
2011		2,031	2,846	3,085	3,200	3,264	3,293	3,310	3,320	3,325
2012			1,642	2,402	2,634	2,743	2,800	2,830	2,848	2,856
2013				1,527	2,279	2,500	2,608	2,665	2,695	2,709
2014					1,498	2,253	2,478	2,590	2,648	2,672
2015						1,516	2,291	2,516	2,637	2,681
2016							1,517	2,254	2,475	2,582
2017								1,482	2,208	2,401
2018									1,895	2,920
2019										1,483
Total										$26,676

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

AIG | 2019 Form 10-K 275

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

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

Prior Year Development

During 2019, we recognized $119 million of favorable prior year development in UK/Europe and Japan Personal Insurance due to favorable loss trends in personal auto and accident and health business.

During 2018, we recognized $116 million of favorable prior year development in UK/Europe and Japan Personal Insurance due to favorable emergence on catastrophes, accident and health business, and personal auto business.

During 2017, we recognized $58 million of favorable development, mainly driven by the accident and health business.

U.S. Run-Off Long Tail Insurance Lines

During 2019, the U.S. Run-Off Long Tail Insurance Lines experienced favorable prior year development of $4 million, net of external reinsurance.

During 2018, the U.S. Run-Off Long Tail Insurance Lines experienced favorable prior year development of $4 million, net of external reinsurance.

276 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2019
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2010	$640	$528	$534	$557	$585	$582	$611	$565	$559	$563	$4	$55	8,556
2011		534	542	576	641	676	685	700	687	694	7	87	7,826
2012			629	678	741	786	751	752	702	692	(10)	37	4,082
2013				482	533	589	570	528	511	507	(4)	11	2,568
2014					379	475	453	459	383	375	(8)	64	2,370
2015						439	523	550	503	504	1	101	2,397
2016							294	285	274	269	(5)	55	1,684
2017								197	238	232	(6)	130	648
2018									76	119	43	59	307
2019										69		42	127
Total										$4,024	$22
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(2,951)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2010, net of reinsurance										3,362	(46)
Unallocated loss adjustment expense prior year development											20
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$4,435	$(4)

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	Unaudited
2010	$57	$149	$243	$321	$404	$435	$455	$464	$473	$487
2011		21	140	259	385	449	532	549	559	578
2012			86	194	286	414	481	498	525	534
2013				87	154	261	321	368	390	414
2014					21	96	185	233	262	268
2015						35	132	238	320	337
2016							53	140	163	178
2017								13	59	84
2018									33	47
2019										24
Total										$2,951

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.
AIG | 2019 Form 10-K 277

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

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

Asbestos and Environmental (1986 and prior)

Asbestos coverage has been excluded from AIG policies commencing in 1985. Most of AIG’s asbestos claims exposures are ceded to NICO under a retroactive reinsurance arrangement entered into in 2011. Many of other asbestos-related exposures are very long-tailed in nature and with exposures dating back 30 years or more. We consider a number of factors and recent experience in addition to the results of both external and internal analyses, to estimate asbestos and pre-1986 environmental loss reserves. We primarily base our determination of these loss reserves on a combination of ground-up and top-down analyses of historical claims and available insurance coverages. Nonetheless, we believe that significant uncertainty remains as to our ultimate liability for asbestos and environmental claims, which is due to several factors, including:

•the long latency period between asbestos exposure and disease manifestation, and pollution events occurring undetected over many years, leading to the potential for involvement of multiple policy periods for individual claims;

•claims filed under the non-aggregate premises or operations section of general liability policies;

•the number of insureds seeking bankruptcy protection and the effect of prepackaged bankruptcies;

•diverging legal interpretations; and

•the difficulty in estimating the allocation of remediation cost among various parties with respect to environmental claims.

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

Loss and loss adjustment expense liability estimates for excess workers’ compensation exposures are subject to additional uncertainties, due to the following:

•claim settlement time is longer than most other casualty lines, due to the lifetime benefits that can be expected to payout on certain claims;

•coverage statutes that vary by state; and

•future medical inflation costs are difficult to estimate

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

278 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

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

Prior Year Development

During 2019, the U.S. Run-Off Long Tail Insurance Lines recognized $4 million of favorable prior year development with unfavorable development on pre-1986 pollution business offset by favorable development in Excess Workers Compensation.

During 2018, the U.S. Run-Off Long Tail Insurance Lines recognized $4 million of favorable prior year development with adverse development on pre-1986 pollution business offset by favorable development in Excess Auto Liability, Environmental, and Healthcare Lines.

During 2017, the U.S. Run-Off Long Tail Insurance Lines recognized $30 million of favorable prior year development.

Asbestos and Environmental (1986 and prior)

In 2019, we recognized no change on the retained portion of asbestos claims. The development on the portion of the asbestos business ceded to NICO was unfavorable by $1 million on a gross basis, but had no net impact. For environmental, we recognized approximately $95 million in unfavorable prior year development as a result of adverse claim emergence and top-down actuarial analyses performed during the year.

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

Excess Workers’ Compensation

During 2019, we recognized favorable development in this segment during 2019 of approximately $100 million in recognition of favorable trends seen over the last three years. There were no changes during 2018 or 2017. The proactive management of settlement negotiations and other claims mitigation strategies minimized the volatility observed during this period.

Other Casualty Run-Off

During 2019, prior year development was flat across these segments.

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

AIG | 2019 Form 10-K 279

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

The table below presents the reconciliation of change in net ultimates from tables above to prior year development for the year ended December 31, 2019:

	Change in Loss and Loss Adjustment Expenses Net Ultimate(a)	Re-Attribution of ADC Recovery(b)	Amortization of Deferred Gain at Inception	Prior Year Development

(in millions)
U.S. Workers' Compensation	$(192)	$(178)	$(72)	$(442)
U.S. Excess Casualty	26	55	(55)	26
U.S. Other Casualty	188	25	(53)	160
U.S. Financial Lines	326	1	(37)	290
U.S. Property and Special risks	(288)	114	(13)	(187)
U.S. Personal Insurance	(85)	(17)	(2)	(104)
UK/Europe Casualty and Financial lines	161	-	-	161
UK/Europe Property and Special risks	(108)	-	-	(108)
UK/Europe and Japan Personal Insurance	(119)	-	-	(119)
U.S. Run-Off Long Tail Insurance Lines	(4)	-	-	(4)
Other product lines	33	-	-	33
Subtotal, adjusted pre-tax basis	$(62)	$-	$(232)	$(294)

Remove impact of Retroactive Reinsurance
Amortization of deferred gain at inception				232
Prior year development ceded under the Asbestos LPT				(1)
Prior year development ceded under the ADC				(277)
Total, prior years, excluding discount and amortization of deferred gain				$(340)

(a)Change in net ultimate loss and LAE excludes the portion of prior year development for which we have ceded to the Asbestos Loss Portfolio Transfer (LPT) and the ADC, both of which are provided by NICO and are considered retroactive reinsurance under U.S. GAAP. Amounts shown exclude $30 million of pre-acquisition prior year development from Validus. Validus' pre-acquisition development is included in the 10-year triangles shown above but is not included in AIG's financial results.

(b)Reattribution of the ADC recovery takes place annually as we model the future payments on the subject reserves covered by the ADC to determine when the aggregate payments will exceed the attachment. ADC recoverables are then reallocated by line based on payments expected to be made after attachment point is exceeded.

280 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

Development on earlier Accident Years

The following table summarizes (favorable) unfavorable development, of incurred losses and loss adjustment expenses on accident years beyond the 10 years shown in the previous section’s development triangles by operating segment and major class of business:

Years Ended December 31,
(in millions)	2019	2018	2017
U.S. Workers' compensation (before discount)	$(210)	$153	$(7)
U.S. Excess casualty	54	537	164
U.S. Other casualty	(170)	129	(8)
U.S. Financial Lines	11	(1)	(34)
U.S. Property and Special risks	(3)	39	11
U.S. Personal Insurance	1	2	9
UK/Europe Casualty and Financial Lines	9	1	169
UK/Europe Property and Special risks	(28)	3	(6)
UK/Europe and Japan Personal Insurance	-	9	3
U.S. Run-Off Long Tail Insurance Lines (before discount)	(46)	154	(44)
All Other including unallocated loss adjustment expenses	116	137	178
Total prior year (favorable) unfavorable development	$(266)	$1,163	$435

Claims Payout Patterns

The following table presents the historical average annual percentage claims payout on an accident year basis at the same level of disaggregation as presented in the claims development table.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
U.S. Workers' compensation	13.8%	17.4%	12.5%	8.5%	6.9%	4.6%	3.3%	2.3%	1.7%	1.5%
U.S. Excess casualty	0.7	8.2	11.3	14.2	12.8	11.1	8.2	8.3	2.7	1.4
U.S. Other casualty	8.6	14.8	15.5	15.1	12.5	8.6	6.1	3.2	3.2	1.6
U.S. Financial Lines	4.2	18.0	21.6	16.7	13.1	8.7	5.4	5.0	1.4	1.7
U.S. Property and Special risks	30.6	35.2	13.5	8.0	5.2	3.7	1.5	1.0	0.7	0.5
U.S. Personal Insurance	58.6	29.8	5.1	2.1	1.2	0.6	0.3	0.2	0.1	0.1
UK/Europe Casualty and Financial Lines	7.9	16.9	13.6	13.0	9.9	7.7	6.7	4.3	2.5	3.8
UK/Europe Property and Special risks	25.1	39.4	17.2	6.7	2.9	1.9	0.7	0.6	0.4	(0.9)
UK/Europe and Japan Personal Insurance	57.1	27.4	7.9	3.9	1.9	1.0	0.6	0.3	0.2	0.2
U.S. Run-Off Long Tail Insurance Lines	14.2	18.4	16.6	13.8	9.0	5.1	3.7	1.5	2.2	2.5

Discounting of Loss Reserves

At December 31, 2019, the loss reserves reflect a net loss reserve discount of $1.5 billion, including tabular and non-tabular calculations based upon the following assumptions:

Certain asbestos claims are discounted when allowed by the regulator and when payments are fixed and determinable, based on the investment yields of the companies and the payout pattern for the claims.

The tabular workers’ compensation discount is calculated based on a 3.5 percent interest rate and the mortality rate used in the 2007 U.S. Life Table.

The non-tabular workers’ compensation discount is calculated separately for our companies domiciled in New York and Pennsylvania, and follows the statutory regulations (prescribed or permitted) for each state. For New York companies, the discount is based on a 5 percent interest rate and the companies’ own payout patterns. In 2012, for Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a 6 percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies.

AIG | 2019 Form 10-K 281

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

In 2013 and in 2014, our Pennsylvania and Delaware regulators, respectively, approved use of a consistent discount rate (U.S. Treasury rate plus a liquidity premium) to all of our workers’ compensation reserves in our Pennsylvania-domiciled and Delaware-domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers compensation portfolios.

The discount consists of $582 million and $603 million of tabular discount, and $967 million and $1.4 billion of non-tabular discount for workers’ compensation at December 31, 2019 and 2018, respectively. During the years ended December 31, 2019, 2018, and 2017 the benefit/(charge) from changes in discount of $(955) million, $371 million and ($187) million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Consolidated Statement of Income.

The following table presents the components of the loss reserve discount discussed above:

	December 31, 2019			December 31, 2018
	North America			North America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
U.S. workers' compensation	$2,134	$666	$2,800	$2,782	$973	$3,755
Retroactive reinsurance	(1,251)	-	(1,251)	(1,720)	-	(1,720)
Total reserve discount*	$883	$666	$1,549	$1,062	$973	$2,035

* Excludes $172 million and $163 million of discount related to certain long tail liabilities in the United Kingdom at December 31, 2019 and 2018, respectively.

The following table presents the net loss reserve discount benefit (charge):

Years Ended December 31,	2019			2018			2017
	North			North			North
	America			America			America
	Commercial	Legacy		Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total	Insurance	Portfolio	Total
Current accident year	$108	$-	$108	$119	$-	$119	$114	$-	$114
Accretion and other adjustments
to prior year discount	(229)	(87)	(316)	(108)	(58)	(166)	(186)	(44)	(230)
Effect of interest rate changes	(527)	(220)	(747)	305	113	418	(46)	(25)	(71)
Net reserve discount
benefit (charge)	(648)	(307)	(955)	316	55	371	(118)	(69)	(187)
Change in discount on loss
reserves ceded under
retroactive reinsurance	469	-	469	(180)	-	(180)	(1,539)	-	(1,539)
Net change in total
reserve discount*	$(179)	$(307)	$(486)	$136	$55	$191	$(1,657)	$(69)	$(1,726)

*Excludes $9 million and $(9) million of discount related to certain long tail liabilities in the United Kingdom at December 31, 2019 and 2018, respectively.

During 2019, effective interest rates declined due to a decrease in the forward yield curve component of the discount rates reflecting a decline in U.S. Treasury rates along with changes in payout pattern assumptions. This resulted in a decrease in the loss reserve discount by $747 million in 2019.

During 2018, effective interest rates increased due to an increase in the forward yield curve component of the discount rates reflecting an incline in U.S. Treasury rates along with the changes in payout pattern assumptions. This resulted in an increase in the loss reserve discount by $418 million in 2018.

During 2017, effective interest rates declined due to a decrease in the forward yield curve component of the discount rates reflecting a decline in U.S. Treasury rates along with the changes in payout pattern assumptions. This resulted in a decrease in the loss reserve discount by $71 million in 2017.

282 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

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

For additional information on guaranteed minimum death benefits see Note 15 herein.

The liability for long-duration future policy benefits has been established including assumptions for interest rates which vary by year of issuance and product, and range from approximately 0.2 percent to 14.6 percent. Mortality and surrender rate assumptions are generally based on actual experience when the liability is established.

Policyholder Contract Deposits

The liability for Policyholder contract deposits is primarily recorded at accumulated value (deposits received and net transfers from separate accounts, plus accrued interest credited at rates ranging from 0.3 percent to 10.0 percent at December 31, 2019, less withdrawals and assessed fees). Deposits collected on investment-oriented products are not reflected as revenues, because they are recorded directly to Policyholder contract deposits upon receipt. Amounts assessed against the contract holders for mortality, administrative, and other services are included in revenues.

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

For additional information on guaranteed benefits accounted for as embedded derivatives see Note 15 herein.

For universal life policies with secondary guarantees, we recognize certain liabilities in addition to policyholder account balances. For universal life policies with secondary guarantees, as well as other universal life policies for which profits followed by losses are expected at contract inception, a liability is recognized based on a benefit ratio of (a) the present value of total expected payments, in excess of the account value, over the life of the contract, divided by (b) the present value of total expected assessments over the life of the contract. For universal life policies without secondary guarantees, for which profits followed by losses are first expected after contract inception, we establish a liability, in addition to policyholder account balances, so that expected future losses are recognized in proportion to the emergence of profits in the earlier (profitable) years. Universal life account balances as well as these additional liabilities related to universal life products are reported within Policyholder contract deposits in the Consolidated Balance Sheet. These additional liabilities are also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale and prior to 2018, equity securities at fair value on accumulated assessments, with related changes recognized through Other comprehensive income. The policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.

Under a funding agreement-backed notes issuance program, an unaffiliated, non-consolidated statutory trust issues medium-term notes to investors, which are secured by GICs issued to the trust by one of our Life and Retirement companies through our Institutional Markets business.

AIG | 2019 Form 10-K 283

ITEM 8 | Notes to Consolidated Financial Statements | 14. Insurance Liabilities

The following table presents universal life policies with secondary guarantees and similar features (excluding base policy liabilities and embedded derivatives):

	Years Ended December 31,
(in millions)	2019	2018	2017
Balance, beginning of year	$2,640	$2,351	$2,095
Incurred guaranteed benefits*	514	758	705
Paid guaranteed benefits	(469)	(469)	(449)
Balance, end of year	$2,685	$2,640	$2,351

*Incurred guaranteed benefits include the portion of assessments established as additions to reserves as well as changes in estimates (assumption unlockings) affecting these reserves.

The following table presents details concerning our Universal life policies with secondary guarantees and similar features, by benefit type:

At December 31,
(dollars in millions)	2019	2018
Account value	$2,850	$2,665
Net amount at risk	59,924	54,161
Average attained age of contract holders	54	55

The following table presents Policyholder contract deposits by product line:

At December 31,
(in millions)	2019	2018
Policyholder contract deposits:
Fixed Annuities	$50,452	$49,695
Group Retirement	42,207	41,212
Life Insurance	13,930	12,829
Variable and Index Annuities	30,878	24,378
Institutional Markets	9,929	9,497
Legacy Portfolio	4,473	4,651
Total Policyholder contract deposits	$151,869	$142,262

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

Other policyholder funds also include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Participating life business represented approximately 1.3 percent of gross insurance in force at December 31, 2019 and 1.8 percent of gross domestic premiums and other considerations in 2019. The amount of annual dividends to be paid is approved locally by the boards of directors of the Life and Retirement companies. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations. The portions of current and prior net income and of current unrealized appreciation of investments that can inure to our benefit are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.

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

284 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 15. Variable Life and Annuity Contracts

15. Variable Life and Annuity Contracts

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

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

At December 31,
(in millions)	2019	2018
Equity funds	$51,383	$43,059
Bond funds	7,881	7,231
Balanced funds	26,659	24,100
Money market funds	765	787
Total	$86,688	$75,177

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

AIG | 2019 Form 10-K 285

ITEM 8 | Notes to Consolidated Financial Statements | 15. Variable Life and Annuity Contracts

The following table presents details concerning our GMDB exposures, by benefit type:

At December 31,	2019		2018
	Net Deposits		Net Deposits
	Plus a Minimum	Highest Contract	Plus a Minimum	Highest Contract
(dollars in billions)	Return	Value Attained	Return	Value Attained
Account value	$98	$16	$89	$15
Net amount at risk	1	-	1	1
Average attained age of contract holders by product	65	71	63	68
Range of guaranteed minimum return rates	0.00%-4.50%		0.00%-4.50%

The following summarizes GMDB liability related to variable annuity contracts, excluding assumed reinsurance:

Years Ended December 31,
(in millions)	2019	2018	2017
Balance, beginning of year	$397	$352	$402
Reserve increase (decrease)	35	93	(14)
Benefits paid	(40)	(43)	(42)
Changes in reserves related to unrealized appreciation of investments	15	(5)	6
Balance, end of year	$407	$397	$352

Assumptions used to determine the GMDB liability include interest rates, which vary by year of issuance and products; mortality rates, which are based upon actual experience modified to allow for variations in policy form; lapse rates, which are based upon actual experience modified to allow for variations in policy form; investment returns, based on stochastically generated scenarios; and asset growth assumptions, which include a reversion to the mean methodology, similar to that applied for DAC. We regularly evaluate estimates used to determine the GMDB liability and adjust the additional liability balance, with a related charge or credit to Policyholder benefits and losses incurred, if actual experience or other evidence suggests that earlier assumptions should be revised.

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

The liabilities for GMWB, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in Other net realized capital gains (losses). The fair value of these embedded derivatives was a net liability of $2.5 billion and $1.9 billion at December 31, 2019 and 2018, respectively.

For a discussion of the fair value measurement of guaranteed benefits that are accounted for as embedded derivatives see Note 6 herein.

We had account values subject to GMWB that totaled $45 billion and $41 billion at December 31, 2019 and 2018, respectively. The net amount at risk for GMWB represents the present value of minimum guaranteed withdrawal payments, in accordance with contract terms, in excess of account value, assuming no lapses. The net amount at risk related to the GMWB guarantees was $328 million and $215 million at December 31, 2019 and 2018, respectively. We use derivative instruments and other financial instruments to mitigate a portion of our exposure that arises from GMWB benefits.

286 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 16. Debt

16. Debt

Our long-term debt is denominated in various currencies, with both fixed and variable interest rates. Long-term debt is carried at the principal amount borrowed, including unamortized discounts, hedge accounting valuation adjustments and fair value adjustments, when applicable.

The following table lists our total debt outstanding at December 31, 2019 and 2018. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2019, including fixed and variable-rates:

			Balance at	Balance at
At December 31, 2019	Range of	Maturity	December 31,	December 31,
(in millions)	Interest Rate(s)	Date(s)	2019	2018
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	0% - 8.13%	2020 - 2097	$20,467	$20,853
Junior subordinated debt	4.88% - 8.63%	2037 - 2058	1,542	1,548
AIG Japan Holdings Kabushiki Kaisha	0.28% - 0.44%	2020 - 2021	344	331
AIGLH notes and bonds payable	6.63% - 7.50%	2025 - 2029	282	282
AIGLH junior subordinated debt	7.57% - 8.50%	2030 - 2046	361	361
Validus notes and bonds payable	8.88%	2040	353	359
Total AIG general borrowings			23,349	23,734
AIG borrowings supported by assets:(a)
Series AIGFP matched notes and bonds payable	1.89% - 1.92%	2046 - 2047	21	21
GIAs, at fair value	1.79% - 7.62%	2020 - 2047	2,003	2,164
Notes and bonds payable, at fair value	0.50% - 10.37%	2030 - 2040	59	49
Total AIG borrowings supported by assets			2,083	2,234
Total debt issued or guaranteed by AIG			25,432	25,968
Other subsidiaries' notes, bonds, loans and mortgages
payable - not guaranteed by AIG	2.76% - 3.86%	2020 - 2028	47	168
Total long-term debt			25,479	26,136
Debt of consolidated investment entities - not guaranteed by AIG(b)	0% - 9.31%	2020 - 2062	9,871	8,404
Total debt			$35,350	$34,540

(a) AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.5 billion at both December 31, 2019 and December 31, 2018. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)At December 31, 2019, includes debt of consolidated investment entities related to real estate investments of $3.2 billion, affordable housing partnership investments of $2.1 billion and other securitization vehicles of $4.6 billion. At December 31, 2018, includes debt of consolidated investment entities related to real estate investments of $3.7 billion, affordable housing partnership investments of $1.8 billion and other securitization vehicles of $2.9 billion.

AIG | 2019 Form 10-K 287

ITEM 8 | Notes to Consolidated Financial Statements | 16. Debt

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

December 31, 2019		Year Ending
(in millions)	Total	2020	2021	2022	2023	2024	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,467	$1,346	$1,498	$1,511	$1,610	$998	$13,504
Junior subordinated debt	1,542	-	-	-	-	-	1,542
AIG Japan Holdings Kabushiki Kaisha	344	119	225	-	-	-	-
AIGLH notes and bonds payable	282	-	-	-	-	-	282
AIGLH junior subordinated debt	361	-	-	-	-	-	361
Validus notes and bonds payable	353	-	-	-	-	-	353
Total AIG general borrowings	23,349	1,465	1,723	1,511	1,610	998	16,042
AIG borrowings supported by assets:
Series AIGFP matched notes and
bonds payable	21	-	-	-	-	-	21
GIAs, at fair value	2,003	34	151	50	121	139	1,508
Notes and bonds payable, at fair value	59	-	-	-	-	-	59
Total AIG borrowings supported by assets	2,083	34	151	50	121	139	1,588
Total debt issued or guaranteed by AIG	25,432	1,499	1,874	1,561	1,731	1,137	17,630
Debt not guaranteed by AIG:
Other subsidiaries' notes, bonds, loans
and mortgages payable	47	37	2	1	1	1	5
Total debt not guaranteed by AIG	47	37	2	1	1	1	5
Total	$25,479	$1,536	$1,876	$1,562	$1,732	$1,138	$17,635

Uncollateralized and collateralized notes, bonds, loans and mortgages payable consisted of the following:

	Uncollateralized	Collateralized
At December 31, 2019	Notes/Bonds/Loans	Loans and
(in millions)	Payable	Mortgages Payable	Total
AIG general borrowings	$344	$-	$344
Other subsidiaries' notes, bonds, loans and mortgages payable*	1	46	47
Total	$345	$46	$391

*AIG does not guarantee any of these borrowings.

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

On July 11, 2013, the AIGLH junior subordinated debentures were distributed to holders of the capital securities, the capital securities were cancelled and the trusts were dissolved. At December 31, 2019, the junior subordinated debentures outstanding consisted of $113 million of 8.5 percent junior subordinated debentures due July 2030, $211 million of 8.125 percent junior subordinated debentures due March 2046 and $37 million of 7.57 percent junior subordinated debentures due December 2045, each guaranteed by AIG Parent.

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

At December 31, 2019		Available		Effective
(in millions)	Size	Amount	Expiration	Date
Syndicated Credit Facility	$4,500	$4,500	June 2022	6/27/2017

288 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 17. Contingencies, Commitments and Guarantees

17. Contingencies, Commitments and Guarantees

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

Legal Contingencies

Overview. In the normal course of business, AIG and our subsidiaries are subject to regulatory and government investigations and actions, and litigation and other forms of dispute resolution in a large number of proceedings pending in various domestic and foreign jurisdictions. Certain of these matters involve potentially significant risk of loss due to potential for significant jury awards and settlements, punitive damages or other penalties. Many of these matters are also highly complex and may seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from these matters. In our insurance and reinsurance operations, litigation and arbitration concerning the scope of coverage under insurance and reinsurance contracts, and litigation and arbitration in which our subsidiaries defend or indemnify their insureds under insurance contracts, are generally considered in the establishment of our loss reserves. Separate and apart from the foregoing matters involving insurance and reinsurance coverage, AIG, our subsidiaries and their respective officers and directors are subject to a variety of additional types of legal proceedings brought by holders of AIG securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification and violations of federal and state statutes and regulations. With respect to these other categories of matters not arising out of claims for insurance or reinsurance coverage, we establish reserves for loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In many instances, we are unable to determine whether a loss is probable or to reasonably estimate the amount of such a loss and, therefore, the potential future losses arising from legal proceedings may exceed the amount of liabilities that we have recorded in our financial statements covering these matters. While such potential future charges could be material, based on information currently known to management, management does not believe, other than as may be discussed below, that any such charges are likely to have a material adverse effect on our financial position or results of operation.

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

AIG | 2019 Form 10-K 289

ITEM 8 | Notes to Consolidated Financial Statements | 17. Contingencies, Commitments and Guarantees

lease Commitments

We lease office space and equipment in various locations across jurisdictions in which the Company operates. The majority of the resulting obligation arising from these contracts is generated by our real estate portfolio, which only includes contracts classified as operating leases. As of December 31, 2019, the lease liability and corresponding right of use asset reflected in Other Liabilities and Other Assets were $733 million and $648 million, respectively, and we made cash payments of $248 million in 2019 in connection with these leases. The liability includes non-lease components, such as property taxes and insurance for our gross leases. Some of these leases contain options to renew after a specified period of time at the prevailing market rate; however, renewal options that have not been exercised as of December 31, 2019 are excluded until management attains a reasonable level of certainty. Some leases also include termination options at specified times and term; however, termination options are not reflected in the lease asset and liability balances until they have been exercised.

The weighted average discount rate and lease term assumptions used in determining the liability are 3.21 percent and 4.9 years, respectively. The primary assumption used to determine the discount rate is the cost of funding for the Company, which is based on the secured borrowing rate for terms similar to the lease term, and for the major financial markets in which AIG operates.

Rent expense was $232 million, $283 million and $269 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table presents the future undiscounted cash flows under operating leases at December 31, 2019; the primary difference between our undiscounted cash flows and the recognized lease liability is interest expense:

(in millions)
2020	$250
2021	186
2022	108
2023	84
2024	64
Remaining years after 2024	165
Total	$857

During 2019, we recognized a pretax net gain of $200 million from the sale and concurrent leaseback of our corporate headquarters. The company also procured additional office space via operating lease contracts for which lease commencement will occur in 2020. Future undiscounted obligations stemming from those contracts total $507 million, which excludes the effect of renewal options.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $7.4 billion at December 31, 2019.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP and of AIG Markets, Inc. (AIG Markets) arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at December 31, 2019 was $81 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

290 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 17. Contingencies, Commitments and Guarantees

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

Other

•For additional discussion on commitments and guarantees associated with VIEs see Note 11 herein.

•For additional disclosures about derivatives see Note 12 herein.

•For additional disclosures about guarantees of outstanding debt of Validus and AIGLH see Note 25 herein.

18. Equity

Shares Outstanding

Preferred Stock

On March 14, 2019, we issued 20,000 shares of Series A 5.85% Non-Cumulative Perpetual Preferred Stock (Series A Preferred Stock) (equivalent to 20,000,000 Depositary Shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock), $5.00 par value and $25,000 liquidation preference per share (equivalent to $25 per Depositary Share). After underwriting discounts and expenses, we received net proceeds of approximately $485 million.

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

AIG | 2019 Form 10-K 291

ITEM 8 | Notes to Consolidated Financial Statements | 18. Equity

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

On October 31, 2019, our Board of Directors declared a cash dividend of $365.625 per share on AIG’s Series A Preferred Stock. Holders of Depositary Shares each representing a 1/1,000th interest in a share of Series A Preferred Stock received $0.365625 per Depositary Share. The dividend was paid on December 16, 2019 to holders of record at the close of business on November 29, 2019.

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

The Series A Preferred Stock does not have voting rights, except in limited circumstances, including in the case of certain dividend non-payments.

Common Stock

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Year Ended December 31, 2017
Shares, beginning of year	1,906,671,492	(911,335,651)	995,335,841
Shares issued	-	3,386,462	3,386,462
Shares repurchased	-	(99,677,646)	(99,677,646)
Shares, end of year	1,906,671,492	(1,007,626,835)	899,044,657
Year Ended December 31, 2018
Shares, beginning of year	1,906,671,492	(1,007,626,835)	899,044,657
Shares issued	-	4,091,922	4,091,922
Shares repurchased	-	(36,527,150)	(36,527,150)
Shares, end of year	1,906,671,492	(1,040,062,063)	866,609,429
Year Ended December 31, 2019
Shares, beginning of year	1,906,671,492	(1,040,062,063)	866,609,429
Shares issued	-	3,389,602	3,389,602
Shares repurchased	-	-	-
Shares, end of year	1,906,671,492	(1,036,672,461)	869,999,031

292 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 18. Equity

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

The following table presents declaration date, record date, payment date and dividends paid per common share on AIG Common Stock:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Common Share
October 31, 2019	December 12, 2019	December 26, 2019	$0.32
August 7, 2019	September 17, 2019	September 30, 2019	0.32
May 6, 2019	June 14, 2019	June 28, 2019	0.32
February 13, 2019	March 15, 2019	March 29, 2019	0.32

October 31, 2018	December 12, 2018	December 26, 2018	0.32
August 2, 2018	September 17, 2018	September 28, 2018	0.32
May 2, 2018	June 14, 2018	June 28, 2018	0.32
February 8, 2018	March 15, 2018	March 29, 2018	0.32

November 2, 2017	December 8, 2017	December 22, 2017	0.32
August 2, 2017	September 15, 2017	September 29, 2017	0.32
May 3, 2017	June 14, 2017	June 28, 2017	0.32
February 14, 2017	March 15, 2017	March 29, 2017	0.32

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock and warrants to purchase shares of AIG Common Stock:

Years Ended December 31,
(in millions)	2019	2018	2017
Aggregate repurchases of common stock	$-	$1,739	$6,275
Total number of common shares repurchased	-	37	100
Aggregate repurchases of warrants	$-	$11	$3
Total number of warrants repurchased*	-	1	-

*In 2019, we did not repurchase any warrants to purchase shares of AIG Common Stock. In 2017, we repurchased 185,000 warrants to purchase shares of AIG Common Stock.

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On February 13, 2019, our Board of Directors authorized an additional increase of approximately $1.5 billion to its previous share repurchase authorization. As of December 31, 2019, approximately $2.0 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

We did not repurchase any shares of AIG Common Stock during 2019. The timing of any future repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. The repurchase of AIG Common Stock is also subject to the terms of AIG’s outstanding Series A Preferred Stock, pursuant to which AIG may not (other than in limited circumstances) purchase, redeem or otherwise acquire AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

AIG | 2019 Form 10-K 293

ITEM 8 | Notes to Consolidated Financial Statements | 18. Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of Accumulated other comprehensive income (loss):

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, January 1, 2017, net of tax	$426	$6,405	$(2,629)	$(972)	$-	$3,230
Change in unrealized appreciation
of investments	394	3,668	-	-	-	4,062
Change in deferred policy acquisition costs
adjustment and other*	23	(1,282)	-	-	-	(1,259)
Change in future policy benefits	-	(1,102)	-	-	-	(1,102)
Change in foreign currency translation adjustments	-	-	547	-	-	547
Change in net actuarial loss	-	-	-	110	-	110
Change in prior service cost	-	-	-	9	-	9
Change in deferred tax asset (liability)	(50)	4	(8)	(78)	-	(132)
Total other comprehensive income	367	1,288	539	41	-	2,235
Noncontrolling interests	-	-	-	-	-	-
Balance, December 31, 2017, net of tax	$793	$7,693	$(2,090)	$(931)	$-	$5,465
Cumulative effect of change in accounting principles	169	(285)	(284)	(183)	7	(576)
Change in unrealized depreciation
of investments	(1,320)	(8,688)	-	-	-	(10,008)
Change in deferred policy acquisition costs
adjustment and other	(57)	1,300	-	-	-	1,243
Change in future policy benefits	-	1,711	-	-	-	1,711
Change in foreign currency translation adjustments	-	-	(314)	-	-	(314)
Change in net actuarial loss	-	-	-	(23)	-	(23)
Change in prior service credit	-	-	-	(4)	-	(4)
Change in deferred tax asset (liability)	377	702	(35)	55	-	1,099
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	3	3
Total other comprehensive income (loss)	(1,000)	(4,975)	(349)	28	3	(6,293)
Noncontrolling interests	-	7	2	-	-	9
Balance, December 31, 2018, net of tax	$(38)	$2,426	$(2,725)	$(1,086)	$10	$(1,413)
Change in unrealized appreciation
of investments	842	13,333	-	-	-	14,175
Change in deferred policy acquisition costs
adjustment and other*	15	(1,871)	-	-	-	(1,856)
Change in future policy benefits	-	(4,462)	-	-	-	(4,462)
Change in foreign currency translation adjustments	-	-	135	-	-	135
Change in net actuarial loss	-	-	-	(58)	-	(58)
Change in prior service credit	-	-	-	(2)	-	(2)
Change in deferred tax asset (liability)	(196)	(1,311)	(31)	24	-	(1,514)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(3)	(3)
Total other comprehensive income (loss)	661	5,689	104	(36)	(3)	6,415
Noncontrolling interests	-	16	4	-	-	20
Balance, December 31, 2019, net of tax	$623	$8,099	$(2,625)	$(1,122)	$7	$4,982

*Includes net unrealized gains and losses attributable to businesses held for sale at December 31, 2019 and December 31, 2017.
294 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 18. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2019, 2018 and 2017:

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
December 31, 2017
Unrealized change arising during period	$467	$2,052	$547	$24	$-	$3,090
Less: Reclassification adjustments
included in net income	50	768	-	(95)	-	723
Total other comprehensive income,
before income tax expense (benefit)	417	1,284	547	119	-	2,367
Less: Income tax expense (benefit)	50	(4)	8	78	-	132
Total other comprehensive income,
net of income tax expense (benefit)	$367	$1,288	$539	$41	$-	$2,235

December 31, 2018
Unrealized change arising during period	$(1,372)	(5,811)	(314)	(61)	3	$(7,555)
Less: Reclassification adjustments
included in net income	5	(134)	-	(34)	-	(163)
Total other comprehensive income (loss),
before income tax expense (benefit)	(1,377)	(5,677)	(314)	(27)	3	(7,392)
Less: Income tax expense (benefit)	(377)	(702)	35	(55)	-	(1,099)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(1,000)	$(4,975)	$(349)	$28	$3	$(6,293)

December 31, 2019
Unrealized change arising during period	$853	$7,324	$135	$(97)	$(3)	$8,212
Less: Reclassification adjustments
included in net income	(4)	324	-	(37)	-	283
Total other comprehensive income (loss),
before income tax expense (benefit)	857	7,000	135	(60)	(3)	7,929
Less: Income tax expense (benefit)	196	1,311	31	(24)	-	1,514
Total other comprehensive income (loss),
net of income tax expense (benefit)	$661	$5,689	$104	$(36)	$(3)	$6,415

AIG | 2019 Form 10-K 295

ITEM 8 | Notes to Consolidated Financial Statements | 18. Equity

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Consolidated Statements of Income:

	Amount Reclassified
	from Accumulated Other
Years Ended December 31,	Comprehensive Income			Affected Line Item in the
(in millions)	2019	2018	2017	Consolidated Statements of Income
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$(4)	$5	$50	Other realized capital gains
Total	(4)	5	50
Unrealized appreciation (depreciation) of all other investments
Investments	324	(134)	463	Other realized capital gains
Deferred acquisition costs adjustment	-	-	305	Amortization of deferred policy acquisition costs
Future policy benefits	-	-	-	Policyholder benefits and losses incurred
Total	324	(134)	768
Change in retirement plan liabilities adjustment
Prior-service credit	-	1	5	*
Actuarial losses	(37)	(35)	(100)	*
Total	(37)	(34)	(95)
Total reclassifications for the year	$283	$(163)	$723

*These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. For additional information see Note 22 herein.

296 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 19. Earnings Per Common Share

19. Earnings Per Common Share (EPS)

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

The following table presents the computation of basic and diluted EPS:

Years Ended December 31,
(dollars in millions, except per common share data)	2019	2018	2017
Numerator for EPS:
Income (loss) from continuing operations	$4,121	$103	$(6,060)
Less: Net income from continuing operations attributable to noncontrolling interests	821	67	28
Less: Preferred stock dividends	22	-	-
Income (loss) attributable to AIG common shareholders from continuing operations	3,278	36	(6,088)
Income (loss) from discontinued operations, net of income tax expense	48	(42)	4
Net income (loss) attributable to AIG common shareholders	$3,326	$(6)	$(6,084)
Denominator for EPS:
Weighted average common shares outstanding — basic	876,750,264	898,405,537	930,561,286
Dilutive common shares	12,761,682	11,735,705	-
Weighted average common shares outstanding — diluted(a)(b)	889,511,946	910,141,242	930,561,286
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$3.74	$0.04	$(6.54)
Income (loss) from discontinued operations	$0.05	$(0.05)	$-
Income (loss) attributable to AIG common shareholders	$3.79	$(0.01)	$(6.54)
Diluted:
Income (loss) from continuing operations	$3.69	$0.04	$(6.54)
Income (loss) from discontinued operations	$0.05	$(0.05)	$-
Income (loss) attributable to AIG common shareholders	$3.74	$(0.01)	$(6.54)

(a)Shares in the diluted EPS calculation represent basic shares for 2017 due to the net loss in that period. The number of common shares excluded from the calculation was 22,412,682 shares.

(b)Dilutive shares included our share-based employee compensation plans and a weighted average portion of the 10-year warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011. The number of shares excluded from diluted shares outstanding were 20.0 million, 19.6 million and 1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, because the effect of including those shares in the calculation would have been anti-dilutive.

AIG | 2019 Form 10-K 297

ITEM 8 | Notes to Consolidated Financial Statements | 20. Statutory Financial Data and Restrictions

20. Statutory Financial Data and Restrictions

The following table presents statutory net income (loss) and capital and surplus for our General Insurance companies and our Life and Retirement companies in accordance with statutory accounting practices:

(in millions)	2019	2018	2017
Years Ended December 31,
Statutory net income (loss)(a)(b):
General Insurance companies:
Domestic	$1,482	$(1,030)	$(978)
Foreign	1,382	558	(318)
Total General Insurance companies	$2,864	$(472)	$(1,296)
Life and Retirement companies:
Domestic	$310	$671	$1,066
Foreign	3,356	(553)	21
Total Life and Retirement companies	$3,666	$118	$1,087
At December 31,
Statutory capital and surplus(a)(b):
General Insurance companies:
Domestic	$17,433	$17,435
Foreign	16,230	15,709
Total General Insurance companies	$33,663	$33,144
Life and Retirement companies:
Domestic	$9,227	$9,454
Foreign	5,264	1,809
Total Life and Retirement companies	$14,491	$11,263
Aggregate minimum required statutory capital and surplus:
General Insurance companies:
Domestic	$4,178	$4,393
Foreign	8,645	8,456
Total General Insurance companies	$12,823	$12,849
Life and Retirement companies:
Domestic	$3,383	$3,301
Foreign	1,229	1,159
Total Life and Retirement companies	$4,612	$4,460

(a)Excludes discontinued operations and other divested businesses. Statutory capital and surplus and net income (loss) with respect to foreign operations are as of November 30.

(b)The 2019 amounts reflect our best estimate of the statutory net income, capital and surplus as of the date of AIG’s Form 10-K filing. In aggregate, the 2018 General Insurance companies and Life and Retirement companies statutory net income increased by $1.1 billion and the 2018 General Insurance companies and Life and Retirement companies statutory capital and surplus decreased by $1.4 billion, compared to the amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, due to finalization of statutory filings and revision of prior period number presented herein.

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

For domestic insurance subsidiaries, aggregate minimum required statutory capital and surplus is based on the greater of the RBC level that would trigger regulatory action or minimum requirements per state insurance regulation. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the U.S., and can vary significantly by jurisdiction. At both December 31, 2019 and 2018, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.

298 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 20. Statutory Financial Data and Restrictions

At December 31, 2019 and 2018, our domestic insurance subsidiaries used the following permitted practices that resulted in reported statutory surplus or risk-based capital that is significantly different from the statutory surplus or risk based capital that would have been reported had NAIC statutory accounting practices or the prescribed regulatory accounting practices of their respective state regulator been followed in all respects:

•In 2015, a domestic life insurance subsidiary domiciled in Texas adopted a permitted statutory accounting practice to report derivatives used to hedge interest rate risk on product-related embedded derivatives at amortized cost instead of fair value. In 2018, the permitted practice was expanded to include additional derivative instruments utilized for the same purpose and to also include an additional domestic life insurance subsidiary domiciled in Texas. This permitted practice resulted in an increase in the statutory surplus of our subsidiaries of $438 million at December 31, 2018. This permitted practice expired for periods after September 30, 2019 and was not renewed.

•Effective December 31, 2019 and subsequent reporting periods through September 30, 2020, a domestic life insurance subsidiary domiciled in Texas adopted a permitted statutory accounting practice to recognize an admitted asset related to the notional value of coverage defined in an excess of loss (XoL) reinsurance agreement, net of specified amounts. This reinsurance agreement has a 20 year term and provides coverage to the subsidiary for aggregate claims incurred during the agreement term associated with guaranteed minimum withdrawal benefits on certain fixed index annuities exceeding an attachment point defined in the treaty. The permitted practice allows the subsidiary to manage its reserves in a manner more in line with anticipated principle-based reserving requirements once they have been developed. This permitted practice resulted in an increase in the statutory surplus of this subsidiary of approximately $285 million at December 31, 2019. The subsidiary may seek continuation of the permitted practice beyond September 30, 2020, subject to the approval of its domiciliary regulator.

•As described in Note 14, our domestic property and casualty insurance subsidiaries domiciled in New York, Pennsylvania and Delaware discount non-tabular workers’ compensation reserves based on applicable prescribed or approved regulations, or in the case of our Delaware subsidiary, based on a permitted practice. This practice did not have a material impact on our statutory surplus, statutory net income (loss) or risk-based capital.

Regulation XXX requires U.S. life insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees (ULSGs). In addition, Guideline AXXX clarifies the application of Regulation XXX as to these guarantees, including certain ULSGs.

Domestic life insurance subsidiaries manage the capital impact of statutory reserve requirements under Regulation XXX and Guideline AXXX through unaffiliated and affiliated reinsurance transactions. The affiliated life insurers providing reinsurance capacity for such transactions are fully licensed insurance companies and are not formed under captive insurance laws.

Under the other intercompany reinsurance arrangement, certain Regulation XXX and Guideline AXXX reserves related to a closed block of in-force business are ceded to an affiliated off-shore life insurer, which is licensed as a class E insurer under Bermuda law. This reinsurance arrangement does not meet the criteria for reinsurance accounting under U.S. GAAP; therefore, deposit accounting is applied by the assuming off-shore life insurer. Letters of credit are used to support the credit for reinsurance provided by the affiliated off-shore life insurer.

For additional information regarding these letters of credit see Note 9 herein.

Subsidiary Dividend Restrictions

Payments of dividends to us by our insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to our domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. For example, unless permitted by the Superintendent of Financial Services, property casualty companies domiciled in New York generally may not pay dividends to shareholders that, in any 12-month period, exceed the lesser of 10 percent of such company’s statutory policyholders’ surplus or 100 percent of its “adjusted net investment income,” for the previous year, as defined. Generally, less severe restrictions applicable to both property casualty and life insurance companies exist in most of the other states in which our insurance subsidiaries are domiciled. Under the laws of many states, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Other foreign jurisdictions may restrict the ability of our foreign insurance subsidiaries to pay dividends. Various other regulatory restrictions also limit cash loans and advances to us by our subsidiaries.

Largely as a result of these restrictions, approximately $44.1 billion of the statutory capital and surplus of our consolidated insurance subsidiaries were restricted from transfer to AIG Parent without prior approval of state insurance regulators at December 31, 2019.

To our knowledge, no AIG insurance company is currently on any regulatory or similar “watch list” with regard to solvency.

AIG | 2019 Form 10-K 299

ITEM 8 | Notes to Consolidated Financial Statements | 20. Statutory Financial Data and Restrictions

Parent Company Dividend Restrictions

At December 31, 2019, our ability to pay dividends is not subject to any significant contractual restrictions, but remains subject to regulatory restrictions.

For additional information about our ability to pay dividends to our shareholders see Note 18 herein.

21. Share-Based Compensation Plans

The following table presents our total share-based compensation expense:

Years Ended December 31,
(in millions)	2019	2018	2017
Share-based compensation expense - pre-tax(a)	$314	$337	$353
Share-based compensation expense - after tax(b)	248	266	229

(a)As a result of accelerated vesting events, such as retirement eligibility in the year of grant and involuntary terminations, we recognized $82 million, $104 million and $196 million in 2019, 2018 and 2017, respectively, prior to the end of the specified vesting periods. It is our policy to reverse compensation expense for forfeited awards when they occur.

(b)We also recognized $27 million of additional tax expense due to share settlements occurring in 2019.

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

During 2019, performance share units (PSUs), restricted stock units (RSUs), stock options and deferred stock units (DSUs) (collectively, units) were granted under the Omnibus Plan and 31,537,171 shares are available for future grants as of December 31, 2019. Units are issued to employees as part of our long-term incentive program, generally in March of any given year, and are also issued for off-cycle grants, which are made from time to time during the year generally as sign-on awards to new hires or as a result of a change in employee status.

AIG Long Term Incentive Plan

Long-Term Incentive Awards

The LTIP provides for an annual award to certain employees, including our senior executive officers and other highly compensated employees that may be comprised of PSUs, RSUs and/or stock options.

The number of PSUs issued on the grant date (the target) provides the opportunity for the LTIP participant to receive shares of AIG Common Stock based on AIG achieving specified performance goals at the end of a three-year performance period. These performance goals are pre-established by AIG’s Compensation and Management Resources Committee (CMRC) for each annual grant and may differ from year to year. The actual number of PSUs earned can vary from zero to 200 percent of the target for the 2019, 2018 and 2017 awards, depending on AIG’s performance relative to a specified peer group or against pre-established financial goals, as applicable.

RSUs and stock options are earned based solely on continued service by the participant.

300 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 21. Share-Based Compensation Plans

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

LTI awards accrue dividend equivalent units (DEUs) in the form of additional PSUs and/or RSUs whenever a cash dividend is declared on shares of AIG Common Stock; the DEUs are subject to the same vesting terms and conditions as the underlying unit.

Unit Valuation

The fair value of time-vesting RSUs as well as PSUs that are earned based on certain company-specific metrics was based on the closing price of AIG Common Stock on the grant date; while the fair value of PSUs that are earned based on AIG’s relative total shareholder return (TSR) was determined on the grant date using a Monte Carlo simulation.

The following table presents the assumptions used to estimate the fair value of PSUs that vest based on AIG’s TSR:

2017
Expected dividend yield(a)	2.37%
Expected volatility(b)	17.58%
Risk-free interest rate(c)	2.00%

(a)The dividend yield is the projected annualized AIG dividend yield estimated by Bloomberg Professional service as of the valuation date.

(b)The expected volatility is based on the historical volatility of the stock price for the 360 most recent trading days prior to the valuation date estimated by Bloomberg Professional service.

(c)The risk-free interest rate is the continuously compounded interest rate for the term between the valuation date and the end of the performance period that is assumed to be constant and equal to the interpolated value between the closest data points on the U.S. dollar LIBOR-swap curve as of the valuation date.

Modification of LTI awards

During the fourth quarter of 2017, the Company modified the LTI awards by issuing time-vesting RSUs and canceling some performance based units. The modification applied to most recipients who participate in the 2015, 2016 and 2017 LTI awards, excluding the Company’s senior executives. The newly granted RSUs vest in installments over a period of up to three years. We incurred incremental compensation expense of $142 million as a result of these actions. We recognized $71 million in 2017, $48 million in 2018, $12 million in 2019 and the remainder will be recognized through December 2020.

During the third quarter of 2019, we added a modifier to the 2019 performance share units awarded to certain senior executives to cap payout at 100 percent of target if our total shareholder return for the three-year performance period is below peer median. We did not recognize any incremental compensation expense as a result of this modification.

The following table summarizes outstanding share-settled LTI awards(a):

						Weighted Average
As of or for the Year	Number of Units					Grant-Date Fair Value
Ended December 31, 2019(b)	2019 LTI	2018 LTI	2017 LTI	2016 LTI	2015 LTI	2019 LTI	2018 LTI	2017 LTI	2016 LTI	2015 LTI
Unvested, beginning of year	-	3,322,028	1,579,995	640,660	272,332	$-	$55.32	$62.32	$61.55	$60.51
Granted	6,185,729	5,499	-	-	-	44.81	47.57	-	-	-
Vested(c)	(1,445,746)	(529,576)	(540,580)	456,396	(250,708)	44.39	55.72	64.22	53.85	60.51
Forfeited(d)	(216,085)	(140,957)	(1,039,415)	(873,692)	(21,624)	44.28	55.47	64.97	50.88	60.40
Unvested, end of year(e)	4,523,898	2,656,994	-	223,364	-	$44.98	$55.21	$-	$62.14	$-

(a) Excludes stock options, other RSUs and DSUs, which are discussed under Stock Options, Other RSU Grants and Non-Employee Plan, respectively.

(b)Except for the 2015 LTI, 2016 LTI and 2017 LTI awards, PSUs represent target amount granted, and does not reflect potential increases or decreases that could result from the final outcome of the performance goals for the respective awards, which is determined by the CMRC in the quarter after the applicable performance period ends.

(c)Also reflects units that vest as a result of an accelerated vesting event that occurred prior to the specified vesting date.

(d) Includes PSUs for which the performance metric was not met at the end of the performance period.

(e)At December 31, 2019, the total unrecognized compensation cost for outstanding RSUs and PSUs was $203 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 0.96 year and 2 years.

AIG | 2019 Form 10-K 301

ITEM 8 | Notes to Consolidated Financial Statements | 21. Share-Based Compensation Plans

Stock Options

Stock options were issued in 2019 and 2018 as part of the 2019 and 2018 LTI awards, and in 2017 and 2018 to certain newly hired senior executives. Option awards are generally granted with an exercise price equal to the market price of the company’s stock on the grant date. The fair value of the options was estimated on the grant date using the Black-Scholes model for the time-vesting options, and a Monte Carlo simulation for the hurdle-vesting options using the assumptions noted in the following table.

The following weighted-average assumptions were used for stock options granted:

	2019		2018		2017
Expected annual dividend yield(a)	2.86%		2.32%		2.03%
Expected volatility(b)	23.17%		23.29%		20.96%
Risk-free interest rate(c)	2.47%		2.83%		1.94%
Expected term(d)	6.38	years	4.50 - 6.47	years	4.5	years

(a)The dividend yield is the projected annualized AIG dividend yield estimated by Bloomberg Professional service as of the valuation date.

(b)The expected volatility is based on the implied volatility of 24 months stock option estimated by the Bloomberg Professional service as of the valuation date.

(c)The risk-free interest rate is the continuously compounded interest rate for the term between the valuation date and the expiration date that is assumed to be constant and equal to the interpolated value between the closet data points on the U.S. dollar LIBOR-swap curve as of the valuation date.

(d)The contractual terms are 7 and 10 years from the date of grant.

The following table provides a rollforward of stock option activity:

			Weighted Average	Aggregate
As of or for the Year		Weighted Average	Remaining	Intrinsic Values
Ended December 31, 2019	Units	Exercise Price	Contractual Life	(in millions)
Outstanding, beginning of year	5,205,799	$58.99	7.38
Granted	3,235,290	44.89
Exercised	(36,194)	47.61
Forfeited or expired	(39,004)	44.28
Outstanding, end of year	8,365,891	$53.66	7.65	$22
Exercisable, end of year	1,330,226	$57.28	3.53	$1

The weighted average grant-date fair value of stock options granted during 2019, 2018 and 2017 was $10.01, $11.08 and $10.54, respectively. As of December 31, 2019, we recognized $28.1 million of expense, while $22 million was unrecognized and is expected to be amortized up to 2.00 years.

Other RSU Grants

The Company may issue time-vesting RSUs for various reasons including, as a sign-on bonus, retention grant or replacement award in an acquisition. Vesting for these awards generally ranges from 1 to 3 years and is contingent on continuous service.

The following table summarizes outstanding share-settled RSU grants.

				Weighted Average
As of or for the Year	Number of Units			Grant-Date Fair Value
Ended December 31,	2019	2018	2017	2019	2018	2017
Unvested, beginning of year	1,634,610	595,250	-	$56.11	$62.93	$-
Granted	399,779	1,385,929	869,241	52.40	54.07	63.02
Vested	(774,350)	(342,481)	(273,991)	57.32	59.68	63.21
Forfeited	(28,854)	(4,088)	-	55.23	60.31	-
Unvested, end of year	1,231,185	1,634,610	595,250	$54.17	$56.11	$62.93

We recognized $41.6 million of expense related to these RSU grants in 2019. Total unrecognized compensation cost related to these grants was $35 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 0.88 years and 3.25 years at December 31, 2019.

302 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 21. Share-Based Compensation Plans

Non-Employee Plan

Our non-employee directors, who serve on our Board of Directors, receive share-based compensation in the form of fully vested DSUs with delivery deferred until retirement from the Board. DSUs granted in 2019, 2018 and 2017 accrue DEUs equal to the amount of any regular quarterly dividend that would have been paid by AIG if the shares of AIG Common Stock underlying the DSUs had been outstanding. In 2019, 2018 and 2017, we granted to non-employee directors 49,706, 39,092 and 32,067 DSUs, respectively, under the 2013 Plan, and recognized expense of $2.6 million, $2.1 million and $2.0 million, respectively.

22. Employee Benefits

Pension Plans

We offer various defined benefit plans to eligible employees. Effective January 1, 2016, the U.S. defined benefit pension plans were frozen. Consequently, these plans are closed to new participants and current participants no longer earn benefits.

The U.S. AIG Retirement Plan (the qualified plan) is a noncontributory defined benefit plan subject to the provisions of ERISA. In 2012, the qualified plan was converted to a cash balance formula comprised of pay credits based on six percent of a plan participant’s annual compensation (subject to IRS limitations) and annual interest credits. Although benefits are frozen, these interest credits continue to accrue on the cash balance accounts of active participants, who also accrue years of service for purposes of early retirement eligibility and subsidies. Employees can take their vested benefits when they leave AIG as a lump sum or an annuity option.

Employees satisfying certain age and service requirements (i.e., grandfathered employees) remain covered under the average pay formula that was in effect prior to the conversion. The final average pay formula is based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years. Grandfathered employees will receive the higher of the benefit under the cash balance formula or the final average pay formula at retirement.

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

Postretirement Plans

U.S. postretirement medical and life insurance benefits are based upon the employee attaining the age of 55 and having a minimum of ten years of service, which was reduced to 5 years in 2019 for medical coverage only. Eligible employees who have medical coverage can enroll in retiree medical upon termination of employment. Medical benefits are contributory, while the life insurance benefits, which are closed to new employees, are generally non-contributory. Retiree medical contributions vary from none for pre-1989 retirees to actual premium payments reduced by certain subsidies for post-1992 retirees. These retiree contributions are subject to annual adjustments. Other cost sharing features of the medical plan include deductibles, coinsurance, Medicare coordination, and an employer subsidy for grandfathered employees only.

Postretirement benefits are offered in certain non-U.S. countries and vary by geographic location.

AIG | 2019 Form 10-K 303

ITEM 8 | Notes to Consolidated Financial Statements | 22. Employee Benefits

The following table presents the funded status of the plans reconciled to the amount reported in the Consolidated Balance Sheets. The measurement date for most of the non-U.S. defined benefit pension and postretirement plans is November 30, consistent with the fiscal year end of the sponsoring companies. For all other plans, measurement occurs as of December 31.

As of or for the Years Ended	Pension				Postretirement
December 31,	U.S. Plans(a)(b)		Non-U.S. Plans(a)		U.S. Plans		Non-U.S. Plans
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Change in projected benefit obligation:
Benefit obligation, beginning of year	$4,553	$5,091	$1,138	$1,202	$172	$190	$50	$63
Service cost	5	5	21	22	1	1	1	1
Interest cost	176	162	15	16	6	6	2	2
Actuarial (gain) loss	536	(383)	91	(28)	15	(10)	8	(14)
Benefits paid:
AIG assets	(18)	(16)	(8)	(9)	(13)	(15)	(1)	(1)
Plan assets	(279)	(306)	(33)	(32)	-	-	-	-
Plan amendment	-	-	-	3	-	-	-	-
Curtailments	-	-	(2)	-	-	-	-	-
Settlements	-	-	(67)	(5)	-	-	-	-
Foreign exchange effect	-	-	18	(31)	-	-	1	(1)
Other	(1)	-	1	-	-	-	-	-
Projected benefit obligation, end of year	$4,972	$4,553	$1,174	$1,138	$181	$172	$61	$50
Change in plan assets:
Fair value of plan assets, beginning
of year	$3,840	$4,350	$861	$875	$-	$-	$-	$-
Actual return on plan assets, net of expenses	744	(204)	64	6	-	-	-	-
AIG contributions	178	16	63	51	13	15	1	1
Benefits paid:
AIG assets	(18)	(16)	(8)	(9)	(13)	(15)	(1)	(1)
Plan assets	(279)	(306)	(33)	(32)	-	-	-	-
Settlements	-	-	(67)	(5)	-	-	-	-
Foreign exchange effect	-	-	19	(25)	-	-	-	-
Other	-	-	-	-	-	-	-	-
Fair value of plan assets, end of year	$4,465	$3,840	$899	$861	$-	$-	$-	$-
Funded status, end of year	$(507)	$(713)	$(275)	$(277)	$(181)	$(172)	$(61)	$(50)
Amounts recognized in the balance
sheet:
Assets	$-	$-	$65	$72	$-	$-	$-	$-
Liabilities	(507)	(713)	(340)	(349)	(181)	(172)	(61)	(50)
Total amounts recognized	$(507)	$(713)	$(275)	$(277)	$(181)	$(172)	$(61)	$(50)
Pre-tax amounts recognized in Accumulated
other comprehensive income (loss):
Net gain (loss)	$(1,436)	$(1,450)	$(195)	$(149)	$10	$26	$(6)	$3
Prior service (cost) credit	-	-	(22)	(23)	-	-	1	3
Total amounts recognized	$(1,436)	$(1,450)	$(217)	$(172)	$10	$26	$(5)	$6

(a)Includes non-qualified unfunded plans of which the aggregate projected benefit obligation was $261 million and $250 million for the U.S. at December 31, 2019 and 2018, respectively, and $225 million and $201 million for the non-U.S. at December 31, 2019 and 2018, respectively.

(b)The significant decrease in actuarial gains and losses from the prior year is primarily due to a 106 bps decrease in the discount rate in 2019 for the qualified plan.

304 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 22. Employee Benefits

The following table presents the accumulated benefit obligations for U.S. and non-U.S. pension benefit plans:

At December 31,
(in millions)	2019	2018
U.S. pension benefit plans	$4,972	$4,553
Non-U.S. pension benefit plans	$1,159	$1,125

Defined benefit plan obligations in which the projected benefit obligation was in excess of the related plan assets and the accumulated benefit obligation was in excess of the related plan assets were as follows:

At December 31,	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Projected benefit obligation	$4,972	$4,553	$1,005	$994	-	-	-	-
Accumulated benefit obligation	-	-	-	-	$4,972	$4,553	$931	$932
Fair value of plan assets	4,465	3,840	605	594	4,465	3,840	605	594

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

Years Ended December 31,	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans			U.S. Plans			Non-U.S. Plans
(in millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Components of net periodic benefit
cost:
Service cost*	$5	$5	$11	$21	$22	$29	$1	$1	$2	$1	$1	$3
Interest cost	176	162	166	15	16	16	6	6	6	2	2	3
Expected return on assets	(229)	(283)	(266)	(21)	(25)	(24)	-	-	-	-	-	-
Amortization of prior service cost (credit)	-	-	-	2	2	-	-	(1)	(1)	(2)	(2)	(1)
Amortization of net (gain) loss	35	28	26	5	7	12	(1)	-	(1)	-	1	1
Net periodic benefit cost (credit)	(13)	(88)	(63)	22	22	33	6	6	6	1	2	6
Curtailment gain	-	-	-	-	-	(6)	-	-	-	-	-	(2)
Settlement (credit) charges	-	-	60	(2)	-	1	-	-	-	-	-	-
Net benefit cost (credit)	$(13)	$(88)	$(3)	$20	$22	$28	$6	$6	$6	$1	$2	$4
Total recognized in Accumulated other
comprehensive income (loss)	$14	$(77)	$32	$(45)	$20	$87	$(17)	$9	$(2)	$(10)	$12	$9
Total recognized in net periodic benefit
cost and other comprehensive
income (loss)	$27	$11	$35	$(65)	$(2)	$59	$(23)	$3	$(8)	$(11)	$10	$5

*Reflects administrative fees for the U.S. pension plans.

Interest cost for pension and postretirement benefits for our U.S. plans and largest non-U.S. plans is measured by applying the specific spot rates along the yield curve to the plans’ corresponding discounted cash flows that comprise the obligation (the Spot Rate Approach). This method provides a more precise measurement of interest cost by aligning the timing of the plans’ discounted cash flows to the corresponding spot rates on the yield curve. For certain non-U.S. plans, interest cost is measured utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations.

A 100 basis point increase in the expected long-term rate of return would decrease the 2020 pension expense by approximately $51 million with all other items remaining the same. A 100 basis point increase in the discount rate would increase the 2020 pension expense by approximately $8 million. This is because the increase in the interest cost due to the higher discount rate is larger than the decrease in the amortization of the net loss. Conversely, a 100 basis point decrease in the discount rate or expected long-term rate of return would increase the 2020 pension expense by approximately $19 million and $51 million, respectively, with all other items remaining the same.
AIG | 2019 Form 10-K 305

ITEM 8 | Notes to Consolidated Financial Statements | 22. Employee Benefits

Assumptions

The following table summarizes the weighted average assumptions used to determine the benefit obligations:

	Pension			Postretirement
	U.S. Plans	Non-U.S. Plans	(a)	U.S. Plans	Non-U.S. Plans(a)
December 31, 2019
Discount rate	3.16%		1.09%	3.14%	3.18%
Interest crediting rate	2.19%	0.44	%(b)	N/A	N/A
Rate of compensation increase	N/A (c)		2.22%	N/A	3.00%
December 31, 2018
Discount rate	4.22%		1.71%	4.17%	4.12%
Interest crediting rate	3.34%	0.74	%(b)	N/A	N/A
Rate of compensation increase	N/A (c)		2.27%	N/A	3.00%

(a)The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

(b)Represents the weighted average interest crediting rate of non-U.S. cash balance plans primarily in Japan and Switzerland.

(c)Compensation increases are no longer applicable as the plan is frozen effective January 1, 2016.

The following table summarizes assumed health care cost trend rates for the U.S. plans:

At December 31,	2019	2018
Following year:
Medical (before age 65)	5.74%	5.93%
Medical (age 65 and older)	5.00%	5.00%
Ultimate rate to which cost increase is assumed to decline	4.50%	4.50%
Year in which the ultimate trend rate is reached:
Medical (before age 65)	2038	2038
Medical (age 65 and older)	2038	2038

The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

	Pension			Postretirement
	U.S. Plans	Non-U.S. Plans(a)		U.S. Plans	Non-U.S. Plans(a)
For the Year Ended December 31, 2019
Discount rate	4.22%		1.71%	4.17%	4.12%
Interest crediting rate	3.34%	0.74	%(b)	N/A	N/A
Rate of compensation increase	N/A		2.27%	N/A	3.00%
Expected return on assets	6.20%		2.51%	N/A	N/A
For the Year Ended December 31, 2018
Discount rate	3.61%		1.60%	3.53%	3.59%
Interest crediting rate	2.88%	0.70	%(b)	N/A	N/A
Rate of compensation increase	N/A		2.27%	N/A	3.00%
Expected return on assets	6.75%		2.78%	N/A	N/A
For the Year Ended December 31, 2017
Discount rate	4.15%		1.50%	4.01%	3.95%
Interest crediting rate	2.50%	0.69	%(b)	N/A	N/A
Rate of compensation increase	N/A		2.50%	N/A	3.38%
Expected return on assets	7.00%		2.92%	N/A	N/A

(a)The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

(b)Represents the weighted average interest crediting rate of non-U.S. cash balance plans primarily in Japan and Switzerland.

306 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 22. Employee Benefits

Discount Rate Methodology

The projected benefit cash flows under the U.S. AIG Retirement Plan were discounted using the spot rates derived from the Mercer U.S. Pension Discount Yield Curve at December 31, 2019 and 2018, which resulted in a single discount rate that would produce the same liability at the respective measurement dates. The discount rates were 3.16 percent at December 31, 2019 and 4.22 percent at December 31, 2018. The methodology was consistently applied for the respective years in determining the discount rates for the other U.S. pension plans.

In general, the discount rates for the non-U.S. plans were developed using a similar methodology to the U.S. AIG Retirement plan, by using country-specific Mercer Yield Curves.

The projected benefit obligation for AIG’s Japan pension plans represents approximately 53 percent and 52 percent of the total projected benefit obligations for our non-U.S. pension plans at December 31, 2019 and 2018, respectively. The weighted average discount rate of 0.42 percent and 0.72 percent at December 31, 2019 and 2018, respectively, was selected by reference to the Mercer Yield Curve for Japan.

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

There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2019 or 2018.

U.S. Pension Plan

The assets of the qualified plan are monitored by the AIG U.S. Investment Committee and actively managed by the investment managers, which involves allocating the plan’s assets among approved asset classes within ranges as permitted by the strategic allocation. The long-term strategic asset allocation historically has been reviewed and revised approximately every three years. The investment strategy is focused on de-risking the Plan via regular monitoring through liability driven investing and the glide path approach, where the glide path defines the target allocation for the “Return-Seeking” portion of the portfolio (i.e., growth assets) based on the funded ratio and level of interest rates. Under this approach, the allocation to growth assets is reduced and the allocation to liability-hedging assets is increased as the Plan’s funded ratio increases in accordance with the defined glide path.

The following table presents the asset allocation percentage by major asset class for the U.S. qualified plan and the target allocation for 2020 based on the plan’s funded status at December 31, 2019:

	Target	Actual	Actual
At December 31,	2020	2019	2018
Asset class:
Equity securities	26%	25%	25%
Fixed maturity securities	60%	59%	47%
Other investments	14%	16%	28%
Total	100%	100%	100%

The expected weighted average long-term rate of return for the plan was 6.20 percent and 6.75 percent for 2019 and 2018, respectively. The expected weighted average rate of return is an aggregation of expected returns within each asset class category, weighted for the investment mix of the assets. The combination of the expected asset return and any contributions made by us are expected to maintain the plan’s ability to meet all required benefit obligations. The expected asset return for each asset class was developed based on an approach that considers key fundamental drivers of the asset class returns in addition to historical returns, current market conditions, asset volatility and the expectations for future market returns.

Non-U.S. Pension Plans

The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed maturity securities to maximize the long-term return on assets for a given level of risk.

AIG | 2019 Form 10-K 307

ITEM 8 | Notes to Consolidated Financial Statements | 22. Employee Benefits

The following table presents the asset allocation percentage by major asset class for non-U.S. pension plans and the target allocation:

	Target	Actual	Actual
At December 31,	2020	2019	2018
Asset class:
Equity securities	29%	23%	35%
Fixed maturity securities	51%	43%	37%
Other investments	19%	24%	17%
Cash and cash equivalents	1%	10%	11%
Total	100%	100%	100%

The assets of AIG’s Japan pension plans represent approximately 61 percent and 59 percent of total non-U.S. assets at December 31, 2019 and 2018, respectively. The expected long term rate of return was 1.82 percent and 2.22 percent, for 2019 and 2018, respectively, and is evaluated by the Japanese Pension Investment Committee on a quarterly and annual basis along with various investment managers, and is revised to achieve the optimal allocation to meet targeted funding levels if necessary. In addition, the funding policy is revised in accordance with local regulation every five years.

The expected weighted average long-term rate of return for all our non-U.S. pension plans was 2.51 percent and 2.78 percent for the years ended December 31, 2019 and 2018, respectively. It is an aggregation of expected returns within each asset class that was generally developed based on the building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns.

Assets Measured at Fair Value

The following table presents information about our plan assets and indicates the level of the fair value measurement based on the observability of the inputs used. The inputs and methodology used in determining the fair value of these assets are consistent with those used to measure our assets as discussed in Note 6 herein.

	U.S. Plans				Non-U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
At December 31, 2019
Assets:
Cash and cash equivalents	$133	$-	$-	$133	$90	$-	$-	$90
Equity securities:
U.S.(a)	278	-	-	278	-	-	-	-
International(b)	161	25	-	186	156	49	-	205
Fixed maturity securities:
U.S. investment grade(c)	-	2,200	9	2,209	-	-	-	-
International investment grade(c)	-	203	-	203	-	158	-	158
U.S. and international high yield(d)	-	106	-	106	-	229	-	229
Mortgage and other asset-backed
securities(e)	-	48	-	48	-	-	-	-
Other fixed maturity securities	-	-	-	-	-	-	-	-
Other investment types(f):
Futures	(17)	-	-	(17)	-	-	-	-
Direct private equity(g)	-	-	11	11	-	-	-	-
Insurance contracts	-	14	-	14	-	-	160	160
Mutual Funds(h)	-	-	-	-	-	57	-	57
Total	$555	$2,596	$20	$3,171	$246	$493	$160	$899
At December 31, 2018
Assets:
Cash and cash equivalents	$501	$-	$-	$501	$97	$-	$-	$97
Equity securities:
U.S.(a)	240	-	-	240	-	-	-	-
International(b)	137	-	-	137	218	84	-	302
Fixed maturity securities:
U.S. investment grade(c)	-	1,463	13	1,476	-	-	-	-
International investment grade(c)	-	157	-	157	-	130	-	130

308 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 22. Employee Benefits

U.S. and international high yield(d)	-	96	-	96	-	185	-	185
Mortgage and other asset-backed
securities(e)	-	36	-	36	-	-	-	-
Other fixed maturity securities	-	-	-	-	-	2	-	2
Other investment types(f):
Futures	27	-	-	27	-	-	-	-
Direct private equity(g)	-	-	14	14	-	-	-	-
Insurance contracts	-	18	-	18	-	-	145	145
Total	$905	$1,770	$27	$2,702	$315	$401	$145	$861

(a)Includes passive and active U.S. equity strategies.

(b)Includes passive and active international equity strategies.

(c)Includes investments in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.

(d)Consists primarily of investments in securities or debt obligations that have a rating below investment grade.

(e)Represents investments in collateralized loan obligations. As of December 31, 2019, the plan held additional asset-backed securities.

(f)Excludes investments that are measured at fair value using the NAV per share (or its equivalent), which totaled $1,294 million and $1,138 million at December 31, 2019 and 2018, respectively.

(g)Comprised of private capital financing including private debt and private equity securities.

(h)Comprised of mutual fund investing in variety of equity, derivatives, and bonds.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we had no significant concentrations of risks at December 31, 2019.

Changes in Level 3 Fair Value Measurements

The following table presents changes in our U.S. and non-U.S. Level 3 plan assets measured at fair value:

										Changes in
		Net								Unrealized Gains
	Balance	Realized and							Balance	(Losses) on
At December 31, 2019	Beginning	Unrealized					Transfers	Transfers	at End	Instruments Held
(in millions)	of year	Gains (Losses)	Purchases	Sales	Issuances	Settlements	In	Out	of year	at End of year
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$13	$3	$-	$(3)	$-	$-	$-	$(4)	$9	$3
Direct private equity	14	(3)	2	(2)	-	-	-	-	11	2
Total	$27	$-	$2	$(5)	$-	$-	$-	$(4)	$20	$5
Non-U.S. Plan Assets:
Insurance contracts	$145	$16	$(1)	$-	$-	$-	$-	$-	$160	$-
Total	$145	$16	$(1)	$-	$-	$-	$-	$-	$160	$-
										Changes in
		Net								Unrealized Gains
	Balance	Realized and							Balance	(Losses) on
At December 31, 2018	Beginning	Unrealized					Transfers	Transfers	at End	Instruments Held
(in millions)	of year	Gains (Losses)	Purchases	Sales	Issuances	Settlements	In	Out	of year	at End of year
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$12	$(2)	$5	$(3)	$-	$-	$1	$-	$13	$1
Direct private equity	15	(2)	3	(2)	-	-	-	-	14	(1)
Total	$27	$(4)	$8	$(5)	$-	$-	$1	$-	$27	$-
Non-U.S. Plan Assets:
Insurance contracts	$113	$31	$1	$-	$-	$-	$-	$-	$145	$-
Total	$113	$31	$1	$-	$-	$-	$-	$-	$145	$-

AIG | 2019 Form 10-K 309

ITEM 8 | Notes to Consolidated Financial Statements | 22. Employee Benefits

Expected Cash Flows

Funding for the qualified plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. There are no minimum required cash contributions in 2019 for the U.S. AIG Retirement Plan. The non-qualified and postretirement plans’ benefit payments are deductible when paid to participants.

Our annual pension contribution in 2020 is expected to be approximately $65 million for our U.S. and non-U.S. pension plans. This estimate is subject to change, since contribution decisions are affected by various factors including our liquidity, market performance and management’s discretion.

The expected future benefit payments, net of participants’ contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
	U.S.	Non-U.S.	U.S.	Non-U.S.
(in millions)	Plans	Plans	Plans	Plans
2020	$330	$47	$13	$1
2021	326	41	13	1
2022	334	42	13	2
2023	320	43	13	2
2024	320	49	12	2
2025-2029	1,473	252	50	10

Defined Contribution Plans

We sponsor several defined contribution plans for U.S. employees that provide for pre-tax salary reduction contributions by employees. The most significant plan is the AIG Incentive Savings Plan, for which the matching contribution is 100 percent of the first six percent of a participant’s contributions, subject to the IRS-imposed limitations. Effective January 1, 2016, participants in the AIG Incentive Savings Plan receive an additional fully vested, non-elective, non-discretionary contribution equal to three percent of the participant’s annual base compensation for the plan year, paid each pay period regardless of whether the participant currently contributes to the plan, and subject to the IRS-imposed limitations. Our pre-tax expenses associated with these plans were $195 million, $210 million and $209 million in 2019, 2018 and 2017, respectively.

310 AIG | 2019 Form 10-K

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

The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. While the U.S. tax authorities issued formal guidance, including recently issued proposed and final regulations for BEAT and other provisions of the Tax Act, there are still certain aspects of the Tax Act that remain unclear and subject to substantial uncertainties. Additional guidance is expected in future periods. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

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

EFFECTIVE TAX RATE

The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred:

Years Ended December 31,
(in millions)	2019	2018	2017
U.S.	$3,825	$(12)	$1,940
Foreign	1,462	269	(474)
Total	$5,287	$257	$1,466

The following table presents the income tax expense (benefit) attributable to pre-tax income (loss) from continuing operations:

Years Ended December 31,
(in millions)	2019	2018	2017
Foreign and U.S. components of actual income tax expense:
U.S.:
Current	$278	$134	$427
Deferred	633	(175)	6,865
Foreign:
Current	267	202	209
Deferred	(12)	(7)	25
Total	$1,166	$154	$7,526

AIG | 2019 Form 10-K 311

ITEM 8 | Notes to Consolidated Financial Statements | 23. Income Taxes

Our actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

Years Ended December 31,	2019			2018			2017
	Pre-Tax	Tax	Percent of	Pre-Tax	Tax	Percent of		Tax	Percent of
	Income	Expense/	Pre-Tax	Income	Expense/	Pre-Tax	Pre-Tax	Expense/	Pre-Tax
(dollars in millions)	(Loss)	(Benefit)	Income (Loss)	(Loss)	(Benefit)	Income (Loss)	Income	(Benefit)	Income
U.S. federal income tax at statutory
rate	$5,336	$1,120	21.0%	$255	$54	21.0%	$1,476	$517	35.0%
Adjustments:
Tax exempt interest		(25)	(0.5)		(37)	(14.5)		(111)	(7.5)
Uncertain tax positions*		258	4.8		176	69.0		660	44.7
Reclassifications from accumulated
other comprehensive income		(113)	(2.1)		(72)	(28.2)		(184)	(12.5)
Dispositions of Subsidiaries		21	0.4		-	-		17	1.2
Tax Attribute Restoration		-	-		-	-		-	-
Non-controlling Interest		(5)	(0.1)		(1)	(0.4)		(7)	(0.5)
Non-deductible transfer pricing
charges		15	0.3		29	11.4		35	2.4
Dividends received deduction		(40)	(0.7)		(38)	(14.8)		(90)	(6.1)
Effect of foreign operations		69	1.3		44	17.3		69	4.7
Share-based compensation
payments excess tax effect		27	0.5		(13)	(5.1)		(40)	(2.7)
State income taxes		13	0.2		10	3.9		(9)	(0.6)
Impact of Tax Act		-	-		62	24.3		6,687	453.0
Global intangible low-taxed income		13	0.2		21	8.2		-	-
Other*		(134)	(2.5)		(102)	(40.0)		(58)	(3.9)
Effect of discontinued operations		(8)	(0.1)		40	15.7		3	0.2
Valuation allowance:
Continuing operations		(44)	(0.8)		21	8.2		43	2.9
Consolidated total amounts	5,336	1,167	21.9	255	194	76.0	1,476	7,532	510.3
Amounts attributable to discontinued
operations	49	1	2.0	(2)	40	NM	10	6	60.0
Amounts attributable to continuing
operations	$5,287	$1,166	22.1%	$257	$154	59.9%	$1,466	$7,526	513.4%

*2019 includes a net charge of $96 million related to the accrual of IRS interest, of which $207 million tax expense is reported in Uncertain Tax Positions and $(111) million tax benefit is reported in Other. 2018 includes a net charge of $83 million related to the accrual of IRS interest, of which $189 million tax expense is reported in Uncertain Tax Positions and $(106) million tax benefit is reported in Other. 2017 includes a net charge of $301 million related to the accrual of IRS interest, of which $245 million tax expense is reported in Uncertain Tax Positions and $56 million tax expense is reported in Other.

For the year ended December 31, 2019, the effective tax rate on income from continuing operations was 22.1 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to a $96 million net charge principally related to the accrual of IRS interest (including interest related to uncertain tax positions), $82 million associated with the effect of foreign operations, $37 million of tax charges and related interest associated with increases in uncertain tax positions primarily related to open tax issues and audits in state and local jurisdictions, $27 million of excess tax charges related to share-based compensation payments recorded through the income statement, and $15 million of non-deductible transfer pricing charges, partially offset by tax benefits of $113 million of reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, $65 million associated with tax exempt income, and $44 million of valuation allowance activity related to certain foreign subsidiaries and state jurisdictions. Effect of foreign operations is primarily related to income and losses in our foreign operations taxed at statutory tax rates different than 21 percent, and foreign income subject to U.S. taxation.

For the year ended December 31, 2018, the effective tax rate on income from continuing operations was 59.9 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to a $83 million net charge primarily related to the accrual of IRS interest (including interest related to uncertain tax positions), $62 million measurement period adjustment related to the deemed repatriation tax, $44 million associated with the effect of foreign operations, $29 million of non-deductible transfer pricing charges, $21 million of additional U.S. taxes imposed on income of our foreign subsidiaries under international provisions of the Tax Act, and $21 million of valuation allowance activity related to certain foreign subsidiaries and state jurisdictions, partially offset by tax benefits of $75 million associated with tax exempt income, and $72 million of reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. Effect of foreign operations is primarily related to income and losses in our foreign operations taxed at statutory tax rates different than 21 percent and foreign income subject to U.S. taxation.

312 AIG | 2019 Form 10-K

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

For the year ended December 31, 2019, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. While, following the enactment of the Tax Act, distributions from foreign affiliates are, generally, not subject to U.S. income tax, such distributions may be subject to non-U.S. withholding taxes. A deferred tax liability of approximately $110 million related to such withholding taxes has not been recorded for those foreign subsidiaries whose earnings are considered to be indefinitely reinvested. Additionally, as of December 31, 2019, we do not project any significant potential U.S. tax with respect to foreign currency gains or losses accumulated on previously taxed unremitted foreign earnings and therefore no deferred tax has been recorded. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

The following table presents the components of the net deferred tax assets (liabilities):

December 31,
(in millions)	2019	2018
Deferred tax assets:
Losses and tax credit carryforwards	$10,541	$11,792
Basis differences on investments	2,673	2,038
Life policy reserves	1,766	2,200
Accruals not currently deductible, and other	743	608
Investments in foreign subsidiaries	148	173
Loss reserve discount	471	272
Loan loss and other reserves	58	-
Unearned premium reserve reduction	382	504
Fixed assets and intangible assets	963	531
Other	319	962
Employee benefits	617	604
Total deferred tax assets	18,681	19,684
Deferred tax liabilities:
Deferred policy acquisition costs	(2,200)	(2,342)
Unrealized gains related to available for sale debt securities	(2,123)	(490)
Loan loss and other reserves	-	(20)
Total deferred tax liabilities	(4,323)	(2,852)
Net deferred tax assets before valuation allowance	14,358	16,832
Valuation allowance	(1,427)	(1,780)
Net deferred tax assets (liabilities)	$12,931	$15,052

AIG | 2019 Form 10-K 313

ITEM 8 | Notes to Consolidated Financial Statements | 23. Income Taxes

The following table presents our U.S. consolidated income tax group tax losses and credits carryforwards as of December 31, 2019.

									Unlimited
									Carryforward
									Period and
December 31, 2019									Carryforward
		Tax	Carryforward Period Ending Tax Year(b)						Periods(b)
(in millions)	Gross	Effected	2020	2021	2022	2023	2024	2025	2026 - After
Net operating loss carryforwards	$32,143	$6,750	$-	$-	$-	$-	$-	$-	$6,750
Capital loss carryforwards	$-	-	-	-	-	-	-	-	-
Foreign tax credit carryforwards		2,249	738	116	683	711	-	-	-
Other carryforwards		-	-	-	-	-	-	-	-
Total AIG U.S. consolidated income
tax group tax losses and credits
carryforwards on a U.S. GAAP basis(a)		$8,999	$738	$116	$683	$711	$-	$-	$6,750

(a)Financial reporting basis is net of unrecognized tax benefits of $2.1 billion for those tax years in which tax attributes are available for use when settlement occurs.

(b)Carryforward periods are based on U.S. tax laws governing utilization of tax attributes. Expiration periods are based on the year the carryforward was generated.

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

•the predictability of future operating profitability of the character necessary to realize the net deferred tax asset, including forecasts of future income for each of our businesses and actual and planned business and operational changes;

•the carryforward period for the net operating loss, capital loss and foreign tax credit carryforwards, including the effect of reversing taxable temporary differences; and

•prudent and feasible actions and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset.

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction. Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss. Our U.S. federal consolidated income tax group includes both life companies and non-life companies. While the U.S. taxable income of our non-life companies can be offset by our net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards. The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards. Accordingly, we utilize both the net operating loss and foreign tax credit carryforwards concurrently which enables us to realize our tax attributes prior to expiration. As of December 31, 2019, based on all available evidence, it is more likely than not that the U.S. net operating loss and foreign tax credit carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

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

314 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 23. Income Taxes

For the year ended December 31, 2019, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of December 31, 2019, based on all available evidence, we concluded that no valuation allowance is required. For the year ended December 31, 2019, we released $290 million of valuation allowance associated with the unrealized tax losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, all of which was allocated to other comprehensive income. We released the full amount of valuation allowance previously recorded during the three-month period ended March 31, 2019 and no additional activity was recorded for the remainder of 2019.

For the year ended December 31, 2019, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Non-Life Companies’ available for sale securities portfolio, resulting in an increase to the deferred tax liability related to net unrealized tax capital gains. As of December 31, 2019, we continue to be in an overall unrealized tax gain position with respect to the U.S. Non-Life Companies’ available for sale securities portfolio and thus concluded no valuation allowance is necessary in the U.S. Non-Life Companies’ available for sale securities portfolio.

For the year ended December 31, 2019, we recognized a net decrease of $44 million in our deferred tax asset valuation allowance associated with certain foreign subsidiaries and state jurisdictions, primarily attributable to current year activity.

The following table presents the net deferred tax assets (liabilities) at December 31, 2019 and 2018 on a U.S. GAAP basis:

December 31,
(in millions)	2019	2018
Net U.S. consolidated return group deferred tax assets	$14,622	$15,479
Net deferred tax assets (liabilities) in accumulated other comprehensive income	(2,055)	(510)
Valuation allowance	(90)	(405)
Subtotal	12,477	14,564
Net foreign, state and local deferred tax assets	2,006	2,031
Valuation allowance	(1,337)	(1,374)
Subtotal	669	657
Subtotal - Net U.S., foreign, state and local deferred tax assets	13,146	15,221
Net foreign, state and local deferred tax liabilities	(215)	(169)
Total AIG net deferred tax assets (liabilities)	$12,931	$15,052

Deferred Tax Asset Valuation Allowance of U.S. Consolidated FEDERAL Income Tax Group

At December 31, 2019 and 2018, our U.S. consolidated income tax group had net deferred tax assets after valuation allowance of $12.5 billion and $14.6 billion, respectively. At December 31, 2019 and 2018, our U.S. consolidated income tax group had valuation allowances of $90 million and $405 million, respectively.

Deferred Tax ASSET — Foreign, State and Local

At December 31, 2019 and 2018, we had net deferred tax assets (liabilities) of $454 million and $488 million, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns.

At December 31, 2019 and 2018, we had deferred tax asset valuation allowances of $1.3 billion and $1.4 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. We maintained these valuation allowances following our conclusion that we could not demonstrate that it was more likely than not that the related deferred tax assets will be realized. This was primarily due to factors such as cumulative losses in recent years and the inability to demonstrate profits within the specific jurisdictions over the relevant carryforward periods.

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

AIG | 2019 Form 10-K 315

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

In January 2018, the parties reached non-binding agreements in principle on issues presented in the dispute and are currently reviewing the computations reflecting the settlement terms. The resolution is not final and is subject to various reviews. In 2019, we agreed with the IRS to execute an agreement for the tax years at issue in which AIG waives restrictions on the assessment of additional tax related to the settlement of the underlying issues in those tax years. The litigation has been stayed pending the outcome of the review process. We can provide no assurance regarding the outcome of any such litigation or whether binding compromised settlements with the parties will ultimately be reached. We currently believe that we have adequate reserves for the potential liabilities that may result from these matters.

Accounting For Uncertainty in Income Taxes

The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Years Ended December 31,
(in millions)	2019	2018	2017
Gross unrecognized tax benefits, beginning of year	$4,709	$4,707	$4,530
Increases in tax positions for prior years	51	14	210
Decreases in tax positions for prior years	(1)	(6)	(33)
Increases in tax positions for current year	4	-	-
Settlements	(1)	(6)	-
Gross unrecognized tax benefits, end of year	$4,762	$4,709	$4,707

At December 31, 2019, 2018 and 2017, our unrecognized tax benefits, excluding interest and penalties, were $4.8 billion, $4.7 billion and $4.7 billion, respectively. The activity for the year ended December 31, 2019 includes increases primarily related to open tax issues and audits in state and local jurisdictions. The activity for the year ended 2018 is not material. The activity for the year ended December 31, 2017 includes increases for amounts associated with cross border financing transactions and the impact of settlement discussions with the IRS related to certain other open tax issues unrelated to the cross border financing transactions.

At December 31, 2019, 2018 and 2017, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $43 million, $38 million and $28 million, respectively. Accordingly, at December 31, 2019, 2018 and 2017, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.7 billion, $4.7 billion and $4.7 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2019, 2018, and 2017, we had accrued liabilities of $2.4 billion, $2.2 billion, and $2.0 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2019, 2018, and 2017, we accrued expense of $236 million, $190 million and $776 million, respectively, for the payment of interest and penalties. The activity for the period ended December 31, 2018, is primarily related to a decrease in the expected federal benefit of interest due to the U.S. corporate tax rate reduction and to an increase in interest and penalties associated with cross border financing transactions.

We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $3.6 billion, principally as a result of potential resolutions or settlements of prior years’ tax items. The prior years’ tax items include unrecognized tax benefits related to the deductibility of certain expenses and matters related to cross border financing transactions.

316 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 23. Income Taxes

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2019	Open Tax Years
Major Tax Jurisdiction
United States	2000-2018
Australia	2015-2018
France	2017-2019
Japan	2013-2018
Korea	2014-2018
Singapore	2015-2018
United Kingdom	2018-2019

24. Quarterly Financial Information (Unaudited)

Consolidated Statements of Income (Loss)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
(dollars in millions, except per common share data)	2019	2018	2019	2018	2019	2018	2019	2018
Total revenues	$12,456	$11,712	$12,561	$11,631	$12,914	$11,486	$11,815	$12,560
Income (loss) from continuing
operations before income taxes*	1,154	1,227	1,837	1,252	1,260	(1,527)	1,036	(695)
Income (loss) from discontinued
operations, net of income taxes	-	(1)	(1)	-	-	(39)	49	(2)
Net income (loss)	937	949	1,390	931	973	(1,259)	869	(560)
Net income (loss) from
continuing operations attributable
to noncontrolling interests	283	11	281	(6)	317	-	(60)	62
Net income (loss) attributable to AIG	654	938	1,109	937	656	(1,259)	929	(622)
Net income (loss) attributable to
AIG common shareholders*	$654	$938	$1,102	$937	$648	$(1,259)	$922	$(622)
Income (loss) per common share
attributable to AIG common
shareholders:
Basic:
Income (loss) from continuing
operations	$0.75	$1.03	$1.26	$1.04	$0.74	$(1.37)	$0.99	$(0.70)
Income (loss) from discontinued
operations	$-	$-	$-	$-	$-	$(0.04)	$0.06	$-
Diluted:
Income (loss) from continuing
operations	$0.75	$1.01	$1.24	$1.02	$0.72	$(1.37)	$0.97	$(0.70)
Income (loss) from discontinued
operations	$-	$-	$-	$-	$-	$(0.04)	$0.06	$-
Weighted average shares
outstanding:
Basic	875,383,084	907,951,597	876,382,884	903,215,488	877,009,495	895,237,359	878,210,228	887,508,718
Diluted	877,512,244	925,266,577	888,325,042	916,572,481	895,814,410	895,237,359	896,380,725	887,508,718
Noteworthy quarterly items -
(income) expense:
Prior year unfavorable (favorable)
development	(15)	(40)	(132)	(26)	(74)	949	(119)	546
Restructuring and other costs	47	24	60	200	67	35	44	136

*For the three-month period ended December 31, 2018, our results include out of period adjustments relating to prior periods that decreased Net income attributable to AIG common shareholders by $87 million, and decreased Income from continuing operations before income taxes by $132 million. The out of period adjustments for the three-month period are primarily related to decreases in Premiums and decreases in Net realized capital gains and losses. We determined that these adjustments were not material to the current quarter or to any previously reported quarterly financial statements. Had these adjustments been recorded in their appropriate periods, Net income attributable to AIG common shareholders for the three-month period ended September 30, 2018 would have decreased by $40 million with no impact to the three-month periods ended June 30, 2018 and March 31, 2018, respectively.

AIG | 2019 Form 10-K 317

ITEM 8 | Notes to Consolidated Financial Statements | 25. Information Provided in Connection with Outstanding Debt

25. Information Provided in Connection with Outstanding Debt

The following Condensed Consolidating Financial Statements reflect the results of Validus and AIGLH, each a holding company and a 100 percent owned subsidiary of AIG. AIG provides a full and unconditional guarantee of the senior notes of Validus and all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheets

	American
	International	Validus				Reclassifications
	Group, Inc.	Holdings,			Other	and		Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH		Subsidiaries	Eliminations		AIG
December 31, 2019
Assets:
Short-term investments(a)	$3,329	$-	$-		$12,496	$(2,595)		$13,230
Other investments(b)	4,804	-	-		319,622	(41)		324,385
Total investments	8,133	-	-		332,118	(2,636)		337,615
Cash	2	8	9		2,837	-		2,856
Loans to subsidiaries(c)	35,352	-	-		715	(36,067)		-
Investment in consolidated subsidiaries(c)	39,921	3,646	30,216		-	(73,783)		-
Other assets, including deferred income taxes(d)	14,391	1,793	17		170,642	(2,250)		184,593
Total assets	$97,799	$5,447	$30,242		$506,312	$(114,736)		$525,064
Liabilities:
Insurance liabilities	$-	$-	$-		$302,406	$-		$302,406
Long-term debt and debt of consolidated investment entities	22,030	353	643		12,324	-		35,350
Other liabilities, including intercompany balances(b)	9,379	10	42		115,313	(4,863)		119,881
Loans from subsidiaries(c)	715	-	-		35,353	(36,068)		-
Total liabilities	32,124	363	685		465,396	(40,931)		457,637
Total AIG shareholders’ equity	65,675	5,084	29,557		39,164	(73,805)		65,675
Non-redeemable noncontrolling interests	-	-	-		1,752	-		1,752
Total equity	65,675	5,084	29,557		40,916	(73,805)		67,427
Total liabilities and equity	$97,799	$5,447	$30,242		$506,312	$(114,736)		$525,064

December 31, 2018
Assets:
Short-term investments(a)	$1,141	$2	$-		$10,329	$(1,798)		$9,674
Other investments(b)	3,377	-	-		301,158	-		304,535
Total investments	4,518	2	-		311,487	(1,798)		314,209
Cash	2	9	9		2,853	-		2,873
Loans to subsidiaries(c)	34,963	-	-		615	(35,578)		-
Investment in consolidated subsidiaries(c)	33,300	4,029	25,058	(e)	-	(62,387)	(e)	-
Other assets, including deferred income taxes(d)	15,389	1,798	124		159,430	(1,839)		174,902
Total assets	$88,172	$5,838	$25,191		$474,385	$(101,602)		$491,984
Liabilities:
Insurance liabilities	$-	$-	$-		$293,652	$-		$293,652
Long-term debt and debt of consolidated investment entities	22,422	359	643		11,116	-		34,540
Other liabilities, including intercompany balances(b)	8,774	228	144		100,974	(3,637)		106,483
Loans from subsidiaries(c)	615	-	-		34,963	(35,578)		-
Total liabilities	31,811	587	787		440,705	(39,215)		434,675
Total AIG shareholders’ equity	56,361	5,251	24,404	(e)	32,732	(62,387)	(e)	56,361
Non-redeemable noncontrolling interests	-	-	-		948	-		948
Total equity	56,361	5,251	24,404		33,680	(62,387)		57,309
Total liabilities and equity	$88,172	$5,838	$25,191		$474,385	$(101,602)		$491,984

(a)At December 31, 2019, includes restricted cash of $102 million and $86 million for American International Group, Inc. (as Guarantor) and Other Subsidiaries, respectively. At December 31, 2018, includes restricted cash of $124 million and $18 million for American International Group, Inc. (as Guarantor) and Other Subsidiaries, respectively.

(b)Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(c)Eliminated in consolidation.

(d)At December 31, 2019, includes restricted cash of $1 million and $242 million for American International Group, Inc. (as Guarantor) and Other Subsidiaries, respectively. At December 31, 2018, includes restricted cash of $1 million and $342 million for American International Group, Inc. (as Guarantor) and Other Subsidiaries, respectively.

(e)The Investment in consolidated subsidiaries amounts for AIGLH and Reclassifications and Eliminations in 2018 have been revised from $26.3 billion to $25.1 billion and from $(63.7) billion to $(62.4) billion, respectively, to correct Total assets in 2018. The AIG shareholders’ equity amounts for AIGLH and Reclassifications and Eliminations in 2018 have been revised from $25.7 billion to $24.4 billion and from $(63.7) billion to $(62.4) billion, respectively, to correct Total equity in 2018. These corrections in 2018 have no impact on AIG’s consolidated financial statements and are not considered material to previously issued financial statements.

318 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 25. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Income (Loss)

	American
	International	Validus				Reclassifications
	Group, Inc.	Holdings,			Other	and		Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH		Subsidiaries	Eliminations		AIG
Year Ended December 31, 2019
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$3,863	$303	$325		$-	$(4,491)		$-
Other income	1,156	9	-		48,751	(170)		49,746
Total revenues	5,019	312	325		48,751	(4,661)		49,746
Expenses:
Interest expense	985	17	50		380	(15)		1,417
Loss on extinguishment of debt	-	-	-		32	-		32
Other expenses	729	18	3		42,415	(155)		43,010
Total expenses	1,714	35	53		42,827	(170)		44,459
Income (loss) from continuing operations before income tax
expense (benefit)	3,305	277	272		5,924	(4,491)		5,287
Income tax expense (benefit)	(45)	-	(6)		1,217	-		1,166
Income (loss) from continuing operations	3,350	277	278		4,707	(4,491)		4,121
Income (loss) from discontinued operations, net
of income taxes	(2)	-	-		50	-		48
Net income (loss)	3,348	277	278		4,757	(4,491)		4,169
Less:
Net income from continuing operations
attributable to noncontrolling interests	-	-	-		821	-		821
Net income (loss) attributable to AIG	$3,348	$277	$278		$3,936	$(4,491)		$3,348
Year Ended December 31, 2018
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$(580)	$(240)	$3,359	(b)	$-	$(2,539)	(b)	$-
Other income	938	23	1		46,506	(79)		47,389
Total revenues	358	(217)	3,360		46,506	(2,618)		47,389
Expenses:
Interest expense	954	18	50		302	(15)		1,309
Loss on extinguishment of debt	-	-	-		7	-		7
Other expenses	803	27	3		45,048	(65)		45,816
Total expenses	1,757	45	53		45,357	(80)		47,132
Income (loss) from continuing operations before income tax
expense (benefit)	(1,399)	(262)	3,307		1,149	(2,538)		257
Income tax expense (benefit)	(1,433)	-	39		1,548	-		154
Income (loss) from continuing operations	34	(262)	3,268		(399)	(2,538)		103
Loss from discontinued operations, net
of income taxes	(40)	-	-		(2)	-		(42)
Net income (loss)	(6)	(262)	3,268		(401)	(2,538)		61
Less:
Net income from continuing operations
attributable to noncontrolling interests	-	-	-		67	-		67
Net income (loss) attributable to AIG	$(6)	$(262)	$3,268		$(468)	$(2,538)		$(6)

AIG | 2019 Form 10-K 319

ITEM 8 | Notes to Consolidated Financial Statements | 25. Information Provided in Connection with Outstanding Debt

	American
	International	Validus				Reclassifications
	Group, Inc.	Holdings,			Other	and		Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH		Subsidiaries	Eliminations		AIG
Year Ended December 31, 2017
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$(149)	$-	$1,328	(b)	$-	$(1,179)	(b)	$-
Other income	891	-	-		48,802	(173)		49,520
Total revenues	742	-	1,328		48,802	(1,352)		49,520
Expenses:
Interest expense	949	-	50		176	(7)		1,168
(Gain) loss on extinguishment of debt	2	-	-		(7)	-		(5)
Other expenses	952	-	2		46,116	(179)		46,891
Total expenses	1,903	-	52		46,285	(186)		48,054
Income (loss) from continuing operations before income tax
expense (benefit)	(1,161)	-	1,276		2,517	(1,166)		1,466
Income tax expense (benefit)	4,922	-	(3)		2,607	-		7,526
Income (loss) from continuing operations	(6,083)	-	1,279		(90)	(1,166)		(6,060)
Income (loss) from discontinued operations, net
of income taxes	(1)	-	-		5	-		4
Net income (loss)	(6,084)	-	1,279		(85)	(1,166)		(6,056)
Less:
Net income from continuing operations
attributable to noncontrolling interests	-	-	-		28	-		28
Net income (loss) attributable to AIG	$(6,084)	$-	$1,279		$(113)	$(1,166)		$(6,084)

(a)Eliminated in consolidation.

(b)Equity in earnings of consolidated subsidiaries amounts for AIGLH and Reclassifications and Eliminations in 2018 have been revised from $2.8 billion to $3.4 billion and from $(2.0) billion to $(2.5) billion, respectively, to correct Total revenues in 2018. Equity in earnings of consolidated subsidiaries amounts for AIGLH and Reclassifications and Eliminations in 2017 have been revised from $1.9 billion to $1.3 billion and from $(1.8) billion to $(1.2) billion, respectively, to correct Total revenues in 2017. These corrections in 2018 and 2017 have no impact on AIG’s consolidated financial statements and are not considered material to previously issued financial statements.

320 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 25. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Comprehensive Income (Loss)

	American
	International	Validus					Reclassifications
	Group, Inc.	Holdings,			Other		and		Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH		Subsidiaries		Eliminations		AIG
Year Ended December 31, 2019
Net income (loss)	$3,348	$277	$278		$4,757		$(4,491)		$4,169
Other comprehensive income (loss)	6,395	1	6,209		6,370		(12,560)		6,415
Comprehensive income (loss)	9,743	278	6,487		11,127		(17,051)		10,584
Total comprehensive income attributable to
noncontrolling interests	-	-	-		841		-		841
Comprehensive income (loss) attributable to AIG	$9,743	$278	$6,487		$10,286		$(17,051)		$9,743
Year Ended December 31, 2018
Net income (loss)	$(6)	$(262)	$3,268	(a)	$(401)		$(2,538)	(a)	$61
Other comprehensive income (loss)	(6,302)	-	(4,555)	(b)	(6,810)	(b)	11,374	(b)	(6,293)
Comprehensive income (loss)	(6,308)	(262)	(1,287)		(7,211)		8,836		(6,232)
Total comprehensive income attributable to
noncontrolling interests	-	-	-		76		-		76
Comprehensive income (loss) attributable to AIG	$(6,308)	$(262)	$(1,287)		$(7,287)		$8,836		$(6,308)
Year Ended December 31, 2017
Net income (loss)	$(6,084)	$-	$1,279	(a)	$(85)		$(1,166)	(a)	$(6,056)
Other comprehensive income (loss)	2,235	-	1,844	(b)	2,021	(b)	(3,865)	(b)	2,235
Comprehensive income (loss)	(3,849)	-	3,123		1,936		(5,031)		(3,821)
Total comprehensive income attributable to
noncontrolling interests	-	-	-		28		-		28
Comprehensive income (loss) attributable to AIG	$(3,849)	$-	$3,123		$1,908		$(5,031)		$(3,849)

(a)Net income (loss) amounts for AIGLH and Reclassifications and Eliminations in 2018 have been revised from $2.8 billion to $3.3 billion and from $(2.0) billion to $(2.5) billion, respectively, to correct Comprehensive income (loss) in 2018. Net income (loss) amounts for AIGLH and Reclassifications and Eliminations in 2017 have been revised from $1.9 billion to $1.3 billion and from $(1.8) billion to $(1.2) billion, respectively, to correct Comprehensive income (loss) in 2017. These corrections in 2018 and 2017 have no impact on AIG’s consolidated financial statements and are not considered material to previously issued financial statements.

(b)The Other comprehensive income (loss) amounts for AIGLH, Other Subsidiaries, and Reclassifications and Eliminations in 2018 have been revised from $2.5 billion to $(4.6) billion, from $12.3 billion to $(6.8) billion, and from $(14.8) billion to $11.4 billion, respectively, to correct Comprehensive income (loss) in 2018. The Other comprehensive income (loss) amounts for AIGLH, Other Subsidiaries, and Reclassifications and Eliminations in 2017 have been revised from $7.8 billion to $1.8 billion, from $17.8 billion to $2.0 billion, and from $(25.7) billion to $(3.9) billion, respectively, to correct Comprehensive income (loss) in 2017. These corrections in 2018 and 2017 have no impact on AIG’s consolidated financial statements and are not considered material to previously issued financial statements.

AIG | 2019 Form 10-K 321

ITEM 8 | Notes to Consolidated Financial Statements | 25. Information Provided in Connection with Outstanding Debt

Condensed Consolidating Statements of Cash Flows

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2019
Net cash (used in) provided by operating activities	$3,484	$187	$1,470	$(1,439)	$(4,630)	$(928)
Cash flows from investing activities:
Sales of investments	2,313	2	-	63,830	(583)	65,562
Sales of divested businesses, net	-	-	-	2	-	2
Purchase of investments	(2,957)	-	-	(66,535)	583	(68,909)
Loans to subsidiaries - net	513	-	-	(93)	(420)	-
Contributions from (to) subsidiaries - net	(237)	-	-	-	237	-
Net change in short-term investments	(2,170)	-	-	(1,463)	-	(3,633)
Other, net	67	-	-	1,436	-	1,503
Net cash (used in) provided by investing activities	(2,471)	2	-	(2,823)	(183)	(5,475)
Cash flows from financing activities:
Issuance of long-term debt and debt of
consolidated investment entities	595	-	-	3,286	-	3,881
Repayments of long-term debt and debt of
consolidated investment entities	(1,006)	-	-	(2,196)	-	(3,202)
Issuance of preferred stock	485	-	-	-	-	485
Purchase of common stock	-	-	-	-	-	-
Intercompany loans - net	93	-	-	(513)	420	-
Cash dividends paid on preferred stock	(22)	-	-	-	-	(22)
Cash dividends paid on common stock	(1,114)	(190)	(1,470)	(2,970)	4,630	(1,114)
Other, net	(66)	-	-	6,654	(237)	6,351
Net cash (used in) provided by financing activities	(1,035)	(190)	(1,470)	4,261	4,813	6,379
Effect of exchange rate changes on cash and
restricted cash	-	-	-	16	-	16
Change in cash and restricted cash	(22)	(1)	-	15	-	(8)
Cash and restricted cash at beginning of year	127	9	9	3,213	-	3,358
Change in cash of businesses held for sale	-	-	-	(63)	-	(63)
Cash and restricted cash at end of year	$105	$8	$9	$3,165	$-	$3,287

Year Ended December 31, 2018
Net cash (used in) provided by operating activities	$1,256	$656	$2,445	$1,651	$(5,947)	$61
Cash flows from investing activities:
Sales of investments	5,587	13	-	59,918	(3,206)	62,312
Sales of divested businesses, net	-	-	-	10	-	10
Purchase of investments	(1,980)	-	-	(59,778)	3,206	(58,552)
Loans to subsidiaries - net	868	-	-	(90)	(778)	-
Contributions from (to) subsidiaries - net	1	-	-	-	(1)	-
Acquisition of businesses, net of cash and
restricted cash acquired	(5,475)	112	-	(354)	-	(5,717)
Net change in short-term investments	1,533	-	-	(9)	-	1,524
Other, net	(73)	-	-	273	-	200
Net cash (used in) provided by investing activities	461	125	-	(30)	(779)	(223)
Cash flows from financing activities:
Issuance of long-term debt and debt of
consolidated investment entities	2,470	-	-	2,264	-	4,734
Repayments of long-term debt and debt of
consolidated investment entities	(1,493)	(350)	-	(1,829)	-	(3,672)
Purchase of common stock	(1,739)	-	-	-	-	(1,739)
Intercompany loans - net	90	-	-	(868)	778	-
Cash dividends paid on common stock	(1,138)	(6)	(2,456)	(3,485)	5,947	(1,138)
Other, net	212	(416)	-	2,812	1	2,609

322 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 25. Information Provided in Connection with Outstanding Debt

Net cash (used in) provided by financing activities	(1,598)	(772)	(2,456)	(1,106)	6,726	794
Effect of exchange rate changes on cash and
restricted cash	-	-	-	(11)	-	(11)
Change in cash and restricted cash	119	9	(11)	504	-	621
Cash and restricted cash at beginning of year	8	-	20	2,709	-	2,737
Cash and restricted cash at end of year	$127	$9	$9	$3,213	$-	$3,358
	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2017
Net cash (used in) provided by operating activities	$36	$-	$1,413	$(6,659)	$(2,608)	$(7,818)
Cash flows from investing activities:
Sales of investments	5,821	-	-	74,477	(3,758)	76,540
Sales of divested businesses, net	40	-	-	752	-	792
Purchase of investments	(2,465)	-	-	(64,539)	3,758	(63,246)
Loans to subsidiaries - net	199	-	-	63	(262)	-
Contributions from (to) subsidiaries - net	2,446	-	-	-	(2,446)	-
Net change in short-term investments	1,994	-	-	104	-	2,098
Other, net	(183)	-	(5)	(1,955)	-	(2,143)
Net cash (used in) provided by investing activities	7,852	-	(5)	8,902	(2,708)	14,041
Cash flows from financing activities:
Issuance of long-term debt and debt of
consolidated investment entities	1,505	-	-	1,851	-	3,356
Repayments of long-term debt and debt of
consolidated investment entities	(1,724)	-	-	(1,974)	-	(3,698)
Purchase of common stock	(6,275)	-	-	-	-	(6,275)
Intercompany loans - net	(63)	-	-	(199)	262	-
Cash dividends paid on common stock	(1,172)	-	(1,422)	(1,186)	2,608	(1,172)
Other, net	(154)	-	-	(200)	2,446	2,092
Net cash (used in) provided by financing activities	(7,883)	-	(1,422)	(1,708)	5,316	(5,697)
Effect of exchange rate changes on cash and
restricted cash	-	-	-	(29)	-	(29)
Change in cash and restricted cash	5	-	(14)	506	-	497
Cash and restricted cash at beginning of year	3	-	34	2,070	-	2,107
Change in cash of businesses held for sale	-	-	-	133	-	133
Cash and restricted cash at end of year	$8	$-	$20	$2,709	$-	$2,737

AIG | 2019 Form 10-K 323

ITEM 8 | Notes to Consolidated Financial Statements | 25. Information Provided in Connection with Outstanding Debt

Supplementary Disclosure of Condensed Consolidating Cash Flow Information

	American
	International	Validus			Reclassifications
	Group, Inc.	Holdings,		Other	and	Consolidated
(in millions)	(As Guarantor)	Ltd.	AIGLH	Subsidiaries	Eliminations	AIG
Year Ended December 31, 2019
Cash	$2	$8	$9	$2,837	$-	$2,856
Restricted cash included in Short-term investments	102	-	-	86	-	188
Restricted cash included in Other assets	1	-	-	242	-	243
Total cash and restricted cash shown in the Condensed
Consolidating Statements of Cash Flows	$105	$8	$9	$3,165	$-	$3,287
Cash (paid) received during the year ended
December 31, 2019 for:
Interest:
Third party	$(941)	$(22)	$(50)	$(313)	$-	$(1,326)
Intercompany	(3)	45	-	(42)	-	-
Taxes:
Income tax authorities	$(11)	$-	$-	$(241)	$-	$(252)
Intercompany	1,179	2	-	(1,181)	-	-

Year Ended December 31, 2018
Cash	$2	$9	$9	$2,853	$-	$2,873
Restricted cash included in Short-term investments	124	-	-	18	-	142
Restricted cash included in Other assets	1	-	-	342	-	343
Total cash and restricted cash shown in the Condensed
Consolidating Statements of Cash Flows	$127	$9	$9	$3,213	$-	$3,358
Cash (paid) received during the year ended
December 31, 2018 for:
Interest:
Third party	$(914)	$(17)	$(48)	$(333)	$-	$(1,312)
Intercompany	1	-	(1)	-	-	-
Taxes:
Income tax authorities	$(32)	$-	$-	$(122)	$-	$(154)
Intercompany	895	-	-	(895)	-	-

Year Ended December 31, 2017
Cash	$3	$-	$20	$2,339	$-	$2,362
Restricted cash included in Short-term investments	4	-	-	54	-	58
Restricted cash included in Other assets	1	-	-	316	-	317
Total cash and restricted cash shown in the Condensed
Consolidating Statements of Cash Flows	$8	$-	$20	$2,709	$-	$2,737
Cash (paid) received during the year ended
December 31, 2017 for:
Interest:
Third party	$(948)	$-	$(48)	$(286)	$-	$(1,282)
Intercompany	-	-	(1)	1	-	-
Taxes:
Income tax authorities	$(329)	$-	$-	$(215)	$-	$(544)
Intercompany	614	-	-	(614)	-	-

324 AIG | 2019 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 25. Information Provided in Connection with Outstanding Debt

AMERICAN INTERNATIONAL GROUP, INC. (AS GUARANTOR) SUPPLEMENTARY DISCLOSURE OF NON-CASH ACTIVITIES:

Years Ended December 31,
(in millions)	2019	2018	2017
Intercompany non-cash financing and investing activities:
Capital contributions	$15	$2,369	$259
Dividends received in the form of securities	702	745	735
Return of capital	15	2,706	26

26. Subsequent Events

DIVIDENDS DECLARED

On February 12, 2020, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 30, 2020 to shareholders of record on March 16, 2020. On February 12, 2020, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on March 16, 2020 to holders of record on February 28, 2020.

AIG | 2019 Form 10-K 325

Part II

ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A | Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2019. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

AIG management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

AIG management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control – Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

326 AIG | 2019 Form 10-K

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

AIG | 2019 Form 10-K 327

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

(4) Membership Interest Purchase Agreement, by and among AIG, Fortitude Group Holdings, LLC, Carlyle FRL, L.P., The Carlyle Group L.P., T&D United Capital Co., LTD. And T&D Holdings, Inc., dated as of November 25, 2019

Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 25, 2019 (File No. 1-8787).
3	Articles of incorporation and by-laws
3(i)	Amended and Restated Certificate of Incorporation of AIG	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on June 28, 2017 (File No. 1-8787).
3(ii)	Certificate of Designations of AIG with respect to Series A Preferred Stock, dated March 8, 2019	Incorporated by reference to Exhibit 3.2 to AIG’s Registration Statement on Form 8-A filed with the SEC on March 13, 2019 (File No. 1-8787).
3(iii)	AIG By-laws, amended November 16, 2015	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 16, 2015 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures

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

(5) Amendment No. 3, dated as of December 11, 2019, to Tax Asset Protection Plan, between Equiniti Trust Company, as successor to Wells Fargo Shareowner Services, a former division of Wells Fargo Bank, as Rights Agent

Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 11, 2019 (File No. 1-8787).
	(6) Description of Registrant’s Securities	Filed herewith.

328 AIG | 2019 Form 10-K

	(7) Deposit Agreement, dated March 14, 2019, among AIG, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 14, 2019 (File No. 1-8787).
(8) Form of depositary receipt representing the Depository Shares (included in Exhibit A to Exhibit 4.7)
9	Voting Trust Agreement	None.
10	Material contracts
	(1) AIG Amended and Restated Executive Severance Plan*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(2) AIG Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.62 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(3) AIG Amended and Restated Form of Non-Employee Director Deferred Stock Units Award Agreement*	Incorporated by reference to Exhibit 10.69 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).

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

AIG | 2019 Form 10-K 329

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

330 AIG | 2019 Form 10-K

(25) Trust Agreement, dated January 20, 2017, by and among National Union Fire Insurance Company of Pittsburgh, Pa., National Indemnity Company, and Wells Fargo Bank, National Association (portions of this exhibit have been redacted pursuant to a request for confidential treatment).

Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
(26) Parental Guarantee Agreement, dated January 20, 2017, by Berkshire Hathaway Inc. in favor of National Union Fire Insurance Company of Pittsburgh, Pa.	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
(27) AIG Long Term Incentive Plan*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2017 (File No. 1-8787).
(28) Form of AIG Long Term Incentive Award Agreement*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2017 (File No. 1-8787).
(29) Letter Agreement between American International Group, Inc. and Peter D. Hancock, dated March 17, 2017*	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2017 (File No. 1-8787).
(30) Letter Agreement, dated November 3, 2010, between AIG and Siddhartha Sankaran*	Incorporated by reference to Exhibit 10.7 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8787).
(31) Non-Competition, Non-Solicitation and Non-Disclosure Agreement, dated November 5, 2010, between AIG and Siddhartha Sankaran*	Incorporated by reference to Exhibit 10.8 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8787).
(32) Letter Agreement, dated July 22, 2015, between AIG and Douglas A. Dachille*	Incorporated by reference to Exhibit 10.9 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8787).
(33) Non-Solicitation and Non-Disclosure Agreement, dated July 22, 2015, between AIG and Douglas A. Dachille*	Incorporated by reference to Exhibit 10.10 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8787).
(34) Letter Agreement, dated May 14, 2017, between American International Group, Inc. and Brian Duperreault*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on May 15, 2017 (File No. 1-8787).
(35) Form of Stock Option Award Agreement, between American International Group, Inc. and Brian Duperreault*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on May 15, 2017 (File No. 1-8787).
(36) Letter Agreement, dated July 3, 2017, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
(37) Non-Solicitation and Non-Disclosure Agreement, dated July 5, 2017, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
(38) Form of Stock Option Award Agreement, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
(39) Form of Long Term Incentive Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.60 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-8787).
(40) AIG Long Term Incentive Plan (as amended March 2018)*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-8787).
(41) Description of Non-Management Director Compensation*	Incorporated by reference to “Compensation of Directors” in AIG’s Definitive Proxy Statement on Schedule 14A, dated March 27, 2018 (File No. 1-8787).

AIG | 2019 Form 10-K 331

	(42) AIG Long Term Incentive Plan (as amended and restated September 2018)*	Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 1-8787).
	(43) Release and Restrictive Covenant Agreement between AIG and Siddhartha Sankaran, dated December 7, 2018*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 7, 2018 (File No. 1-8787).
	(44) Letter Agreement, dated May 10, 2018, between AIG and Mark Lyons*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K/A, Amendment No. 1, filed with the SEC on December 14, 2018 (File No. 1-8787).
	(45) Non-Solicitation and Non-Disclosure Agreement, dated May 13, 2018, between AIG and Mark Lyons*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K/A, Amendment No. 1, filed with the SEC on December 14, 2018 (File No. 1-8787).
	(46) AIG Long Term Incentive Plan (as amended and restated April 2019)*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2019 (File No. 1-8787).
	(47) Form of AIG Long Term Incentive Award Agreement*	Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2019 (File No. 1-8787).
	(48) AIG Long Term Incentive Plan (as amended and restated January 2020)*	Filed herewith.
	(49) Form of AIG Long Term Incentive Award Agreement*	Filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Powers of attorney	Included on signature page and filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three years ended December 31, 2019, (iii) the Consolidated Statements of Equity for the three years ended December 31, 2019, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2019, (v) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2019 and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith.

*This exhibit is a management contract or a compensatory plan or arrangement.

**This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

332 AIG | 2019 Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st of February, 2020.

AMERICAN INTERNATIONAL GROUP, INC.

By	/S/ BRIAN DUPERREAULT
(Brian Duperreault, Chief Executive Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st of February, 2020.

AIG | 2019 Form 10-K 333

SIGNATURE	TITLE
/S/ BRIAN DUPERREAULT	Chief Executive Officer and Director (Principal Executive Officer)
(Brian Duperreault)
/S/ MARK D. LYONS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
(Mark D. Lyons)
/S/ JONATHAN WISMER	Senior Vice President – Deputy Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)
(Jonathan Wismer)
/S/ W. DON CORNWELL	Director
(W. Don Cornwell)
/S/ JOHN H. FITZPATRICK	Director
(John H. Fitzpatrick)
/S/ WILLIAM G. JURGENSEN	Director
(William G. Jurgensen)
/S/ CHRISTOPHER S. LYNCH	Director
(Christopher S. Lynch)
/S/ HENRY S. MILLER	Director
(Henry S. Miller)
/S/ LINDA A. MILLS	Director
(Linda A. Mills)
/S/ THOMAS F. MOTAMED	Director
(Thomas F. Motamed)
/S/ SUZANNE NORA JOHNSON	Director
(Suzanne Nora Johnson)
/S/ PETER R. PORRINO	Director
(Peter R. Porrino)
/S/ AMY L. SCHIOLDAGER	Director
(Amy L. Schioldager)
/S/ DOUGLAS M. STEENLAND	Director
(Douglas M. Steenland)
/S/ THERESE M. VAUGHAN	Director
(Therese M. Vaughan)

334 AIG | 2019 Form 10-K

Summary of Investments — Other than Investments in Related Parties

			Schedule I

			Amount at
At December 31, 2019			which shown in
(in millions)	Cost(a)	Fair Value	the Balance Sheet
Fixed maturities:
U.S. government and government sponsored entities	$7,229	$7,501	$7,501
Obligations of states, municipalities and political subdivisions	13,960	15,318	15,318
Non-U.S. governments	14,042	14,869	14,869
Public utilities	17,861	19,378	19,378
All other corporate debt securities	120,203	130,276	130,276
Mortgage-backed, asset-backed and collateralized	66,617	70,426	70,426
Total fixed maturity securities	239,912	257,768	257,768
Equity securities and mutual funds:
Common stock:
Public utilities	1	1	1
Banks, trust and insurance companies	151	151	151
Industrial, miscellaneous and all other	380	380	380
Total common stock	532	532	532
Preferred stock	13	13	13
Mutual funds	296	296	296
Total equity securities and mutual funds	841	841	841
Mortgage and other loans receivable, net of allowance	46,984	49,005	46,984
Other invested assets	19,495	18,792	18,792
Short-term investments, at cost (approximates fair value)	13,230	13,230	13,230
Derivative assets(b)	793	793	793
Total investments	$321,255	$340,429	$338,408

(a)Original cost of fixed maturities is reduced by other-than-temporary impairment charges and by repayments and adjusted for amortization of premiums or accretion of discounts.

(b)The balance is reported in Other assets.
AIG | 2019 Form 10-K 335

Condensed Financial Information of Registrant

Balance Sheets — Parent Company Only

	Schedule II

December 31,
(in millions)	2019	2018
Assets:
Short-term investments(a)	$3,329	$1,141
Other investments	4,804	3,377
Total investments	8,133	4,518
Cash	2	2
Loans to subsidiaries(b)	35,352	34,963
Due from affiliates - net(b)	1,504	1,206
Intercompany tax receivable(b)	3,121	3,053
Deferred income taxes	9,426	10,747
Investment in consolidated subsidiaries(b)	39,921	33,300
Other assets(c)	340	383
Total assets	$97,799	$88,172
Liabilities:
Due to affiliate(b)	$3,231	$2,329
Intercompany tax payable(b)	2,700	2,954
Notes and bonds payable	20,467	20,853
Junior subordinated debt	1,542	1,548
Series AIGFP matched notes and bonds payable	21	21
Loans from subsidiaries(b)	715	615
Other liabilities (includes intercompany derivative liabilities of $33 in 2019 and $105 in 2018)	3,448	3,491
Total liabilities	32,124	31,811
AIG Shareholders’ equity:
Preferred stock	485	-
Common stock	4,766	4,766
Treasury stock	(48,987)	(49,144)
Additional paid-in capital	81,345	81,268
Retained earnings	23,084	20,884
Accumulated other comprehensive income (loss)	4,982	(1,413)
Total AIG shareholders’ equity	65,675	56,361
Total liabilities and equity	$97,799	$88,172

(a)At December 31, 2019 and 2018, included restricted cash of $102 million and $124 million, respectively.

(b)Eliminated in consolidation.

(c)At December 31, 2019 and 2018, included restricted cash of $1 million and $1 million, respectively.

See accompanying Notes to Condensed Financial Information of Registrant.

336 AIG | 2019 Form 10-K

Condensed Financial Information of Registrant (Continued)
Statements of Income — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2019	2018	2017
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$44	$(5,160)	$(2,375)
Dividend income from consolidated subsidiaries(a)	3,819	4,580	2,226
Interest income(b)	1,034	961	656
Net realized capital gains (losses)	(3)	(49)	46
Other income	125	26	189
Expenses:
Interest expense	985	954	949
Net loss on extinguishment of debt	-	-	2
Net loss on sale of divested businesses	1	3	30
Other expenses	728	800	922
Income (loss) from continuing operations before income tax expense (benefit)	3,305	(1,399)	(1,161)
Income tax expense (benefit)	(45)	(1,433)	4,922
Net income (loss)	3,350	34	(6,083)
Loss from discontinued operations	(2)	(40)	(1)
Net income (loss) attributable to AIG Parent Company	$3,348	$(6)	$(6,084)

(a)Eliminated in consolidation.

(b)Includes interest income on intercompany borrowings of $904 million, $840 million and $512 million on December 31, 2019, 2018 and 2017, respectively, eliminated in consolidation.

See accompanying Notes to Condensed Financial Information of Registrant.

Condensed Financial Information of Registrant (Continued)
Statements of Comprehensive Income — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2019	2018	2017
Net income (loss)	$3,348	$(6)	$(6,084)
Other comprehensive income (loss)	6,395	(6,302)	2,235
Total comprehensive income (loss) attributable to AIG	$9,743	$(6,308)	$(3,849)

See accompanying Notes to Condensed Financial Information of Registrant.

AIG | 2019 Form 10-K 337

Condensed Financial Information of Registrant (Continued)
Statements of Cash Flows — Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2019	2018	2017
Net cash provided by operating activities	$3,484	$1,256	$36
Cash flows from investing activities:
Sales and maturities of investments	2,313	5,587	5,714
Sales of divested businesses	-	-	40
Purchase of investments	(2,957)	(1,980)	(2,465)
Net change in short-term investments	(2,170)	1,533	1,994
Contributions from (to) subsidiaries - net	(237)	1	2,446
Acquisition of businesses	-	(5,475)	-
Payments received on mortgage and other loans receivable	-	-	107
Loans to subsidiaries - net	513	868	199
Other, net	67	(73)	(183)
Net cash provided by (used in) investing activities	(2,471)	461	7,852
Cash flows from financing activities:
Issuance of long-term debt	595	2,470	1,505
Repayments of long-term debt	(1,006)	(1,493)	(1,724)
Issuance of preferred stock	485	-	-
Cash dividends paid on preferred stock	(22)	-	-
Cash dividends paid on common stock	(1,114)	(1,138)	(1,172)
Loans from subsidiaries - net	93	90	(63)
Purchase of common stock	-	(1,739)	(6,275)
Other, net	(66)	212	(154)
Net cash used in financing activities	(1,035)	(1,598)	(7,883)
Change in cash and restricted cash	(22)	119	5
Cash and restricted cash at beginning of year	127	8	3
Cash and restricted cash at end of year	$105	$127	$8

Supplementary disclosure of cash flow information:
	Years Ended December 31,
(in millions)	2019	2018	2017
Cash	$2	$2	$3
Restricted cash included in Short-term investments	102	124	4
Restricted cash included in Other assets	1	1	1
Total cash and restricted cash shown in Statements of Cash Flows — Parent Company Only	$105	$127	$8

Cash (paid) received during the period for:
Interest:
Third party	$(941)	$(914)	$(948)
Intercompany	(3)	1	-
Taxes:
Income tax authorities	(11)	(32)	(329)
Intercompany	1,179	895	614
Intercompany non-cash financing and investing activities:
Capital contributions	15	2,369	259
Return of capital	15	2,706	26
Dividends received in the form of securities	702	745	735

See accompanying Notes to Condensed Financial Information of Registrant.

338 AIG | 2019 Form 10-K

Notes to Condensed Financial Information of Registrant

American International Group, Inc.’s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant’s 2019 Annual Report on Form 10-K for the year ended December 31, 2019 (Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 21, 2020.

The Registrant includes in its Statement of Income dividends from its subsidiaries and equity in undistributed income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

Certain prior period amounts have been reclassified to conform to the current period presentation.

The five-year debt maturity schedule is incorporated by reference from Note 16 to Consolidated Financial Statements.

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

AIG | 2019 Form 10-K 339

Supplementary Insurance Information

						Schedule III

At December 31, 2019 and 2018

				Liability
				for Unpaid
				Losses and
				Loss
			Deferred	Adjustment		Policy
			Policy	Expenses,		and
			Acquisition	Future Policy	Unearned	Contract
Segment (in millions)			Costs	Benefits	Premiums	Claims
2019
General Insurance			$2,639	$71,272	$18,022	$-
Life and Retirement			7,901	17,963	-	864
Other Operations(a)			9	177	10	-
Legacy Operations			658	39,428	237	17
			$11,207	$128,840	$18,269	$881
2018
General Insurance			$2,889	$76,185	$18,727	$-
Life and Retirement			9,046	14,739	-	851
Other Operations(a)			-	47	6	-
Legacy Operations			759	37,603	515	14
			$12,694	$128,574	$19,248	$865

For the years ended December 31, 2019, 2018 and 2017

			Losses	Amortization
	Premiums		and Loss	of Deferred
	and	Net	Expenses	Policy	Other	Net
	Policy	Investment	Incurred,	Acquisition	Operating	Premiums
Segment (in millions)	Fees	Income	Benefits	Costs	Expenses	Written(b)
2019
General Insurance	$26,438	$3,444	$17,246	$4,482	$4,621	$25,092
Life and Retirement	6,493	8,461	9,127	650	2,472	-
Other Operations(a)	42	234	739	(36)	1,138	420
Legacy Operations	603	2,480	2,122	68	306	(58)
	$33,576	$14,619	$29,234	$5,164	$8,537	$25,454
2018
General Insurance	$27,505	$2,668	$20,824	$4,596	$5,222	$26,407
Life and Retirement	5,261	7,922	7,692	680	2,412	-
Other Operations(a)	39	(439)	357	5	1,270	387
Legacy Operations	600	2,325	2,293	105	398	3
	$33,405	$12,476	$31,166	$5,386	$9,302	$26,797
2017
General Insurance	$26,026	$3,668	$21,642	$3,765	$5,100	$25,438
Life and Retirement	6,844	7,816	8,607	743	2,296	-
Other Operations(a)	712	(81)	1,076	(296)	1,227	317
Legacy Operations	727	2,776	2,239	76	484	4
	$34,309	$14,179	$33,564	$4,288	$9,107	$25,759

(a)Includes consolidation and elimination entries and reconciling items from adjusted pre-tax income to pre-tax income. See Note 3 to the Consolidated Financial Statements.

(b)Balances reflect the segment changes discussed in Note 3 to the Consolidated Financial Statements.

340 AIG | 2019 Form 10-K

Reinsurance

					Schedule IV

At December 31, 2019, 2018 and 2017 and for the years then ended

					Percent of
		Ceded to	Assumed		Amount
	Gross	Other	from Other		Assumed
(in millions)	Amount	Companies	Companies	Net Amount	to Net
2019
Long-duration insurance in force	$1,185,771	$264,732	$279	$921,318	-%
Premiums Earned:
General Insurance companies	$30,017	$9,526	$6,395	$26,886	23.8%
Life and Retirement companies	4,363	916	228	3,675	6.2
Other	-	-	-	-	-
Total	$34,380	$10,442	$6,623	$30,561	21.7%
2018
Long-duration insurance in force	$1,094,774	$228,846	$300	$866,228	-%
Premiums Earned:
General Insurance companies	$31,450	$8,164	$4,638	$27,924	16.6%
Life and Retirement companies	3,489	855	56	2,690	2.1
Other	-	-	-	-	-
Total	$34,939	$9,019	$4,694	$30,614	15.3%
2017
Long-duration insurance in force	$1,061,095	$202,402	$321	$859,014	-%
Premiums Earned:
General Insurance companies	$30,928	$7,904	$3,374	$26,398	12.8%
Life and Retirement companies	5,771	810	15	4,976	0.3
Other	-	-	-	-	-
Total	$36,699	$8,714	$3,389	$31,374	10.8%

AIG | 2019 Form 10-K 341

Valuation and Qualifying Accounts

						Schedule V

For the years ended December 31, 2019, 2018 and 2017

	Balance,	Charged to
	Beginning	Costs and			Divested	Other	Balance,
(in millions)	of year	Expenses	Charge Offs	Acquisitions	Businesses	Changes*	End of year
2019
Allowance for mortgage and
other loans receivable	$397	$46	$(5)	$-	$-	$-	$438
Allowance for premiums and
insurances balances receivable	216	(25)	(23)	-	-	10	178
Allowance for reinsurance assets	140	(20)	(11)	-	-	2	111
Federal and foreign valuation
allowance for deferred tax assets	1,779	(44)	-	-	-	(310)	1,425
2018
Allowance for mortgage and
other loans receivable	$322	$93	$(19)	$-	$-	$1	$397
Allowance for premiums and
insurances balances receivable	236	2	(20)	-	-	(2)	216
Allowance for reinsurance assets	187	(8)	(45)	8	-	(2)	140
Federal and foreign valuation
allowance for deferred tax assets	1,374	21	-	82	-	302	1,779
2017
Allowance for mortgage and
other loans receivable	$297	$49	$(25)	$-	$-	$1	$322
Allowance for premiums and
insurances balances receivable	262	36	(58)	-	(8)	4	236
Allowance for reinsurance assets	207	33	(50)	-	-	(3)	187
Federal and foreign valuation
allowance for deferred tax assets	2,831	43	-	-	-	(1,500)	1,374

*Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

342 AIG | 2019 Form 10-K