Form 10-Q
period 2020-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2020-05-05
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

As of April 30, 2020, there were 861,290,649 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

March 31, 2020

AIG | First Quarter 2020 Form 10-Q 1

Part I – Financial Information

Item 1. | Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in millions, except for share data)	2020	2019
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (net of allowance for credit losses of $211 in 2020)
(amortized cost: 2020 - $234,586; 2019 - $233,230)	$241,776	$251,086
Other bond securities, at fair value (See Note 6)	5,353	6,682
Equity securities, at fair value (See Note 6)	624	841
Mortgage and other loans receivable, net of allowance for credit losses of $787 in 2020 and $438 in 2019	46,844	46,984
Other invested assets (portion measured at fair value: 2020 - $6,576; 2019 - $6,827)	17,966	18,792
Short-term investments, including restricted cash of $324 in 2020 and $188 in 2019
(portion measured at fair value: 2020 - $8,186; 2019 - $5,343)	19,773	13,230
Total investments	332,336	337,615

Cash	2,738	2,856
Accrued investment income	2,312	2,334
Premiums and other receivables, net of allowance for credit losses and disputes of $210 in 2020 and $178 in 2019	12,072	10,274
Reinsurance assets, net of allowance for credit losses and disputes of $310 in 2020 and $151 in 2019	39,927	37,977
Deferred income taxes	13,975	13,146
Deferred policy acquisition costs	11,889	11,207
Other assets, net of allowance for credit losses of $52 in 2020, including restricted cash of $257 in 2020 and $243 in 2019
(portion measured at fair value: 2020 - $3,311; 2019 - $3,151)	16,392	16,383
Separate account assets, at fair value	78,836	93,272
Total assets	$510,477	$525,064
Liabilities:
Liability for unpaid losses and loss adjustment expenses, net of allowance for credit losses of $14 in 2020	$77,747	$78,328
Unearned premiums	20,128	18,269
Future policy benefits for life and accident and health insurance contracts	49,803	50,512
Policyholder contract deposits (portion measured at fair value: 2020 - $8,153; 2019 - $6,910)	154,067	151,869
Other policyholder funds	3,460	3,428
Other liabilities (portion measured at fair value: 2020 - $637; 2019 - $1,100)	29,183	26,609
Long-term debt (portion measured at fair value: 2020 - $2,276; 2019 - $2,062)	25,268	25,479
Debt of consolidated investment entities	10,142	9,871
Separate account liabilities	78,836	93,272
Total liabilities	448,634	457,637
Contingencies, commitments and guarantees (See Note 11)	nil	nil

AIG shareholders’ equity:
Series A Non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares
authorized; shares issued: 2020 - 20,000 and 2019 - 20,000; liquidation preference $500	485	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2020 - 1,906,671,492 and
2019 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2020 - 1,045,380,884 shares; 2019 - 1,036,672,461 shares of common stock	(49,334)	(48,987)
Additional paid-in capital	81,188	81,345
Retained earnings	24,062	23,084
Accumulated other comprehensive income (loss)	(994)	4,982
Total AIG shareholders’ equity	60,173	65,675
Non-redeemable noncontrolling interests	1,670	1,752
Total equity	61,843	67,427
Total liabilities and equity	$510,477	$525,064

See accompanying Notes to Condensed Consolidated Financial Statements.

2 AIG | First Quarter 2020 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(dollars in millions, except per common share data)	2020	2019
Revenues:
Premiums	$7,443	$8,070
Policy fees	755	735
Net investment income	2,508	3,879
Net realized capital gains (losses)	3,519	(446)
Other income	218	218
Total revenues	14,443	12,456
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,325	6,679
Interest credited to policyholder account balances	957	940
Amortization of deferred policy acquisition costs	1,862	1,289
General operating and other expenses	2,153	2,053
Interest expense	355	349
(Gain) loss on extinguishment of debt	17	(2)
Net (gain) loss on sale or disposal of divested businesses	216	(6)
Total benefits, losses and expenses	11,885	11,302
Income from continuing operations before income tax expense	2,558	1,154
Income tax expense	904	217
Income from continuing operations	1,654	937
Income (loss) from discontinued operations, net of income taxes	-	-
Net income	1,654	937
Less:
Net income (loss) from continuing operations attributable to noncontrolling interests	(95)	283
Net income attributable to AIG	1,749	654
Less: Dividends on preferred stock	7	-
Net income attributable to AIG common shareholders	$1,742	$654

Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$1.99	$0.75
Income from discontinued operations	$-	$-
Net income attributable to AIG common shareholders	$1.99	$0.75
Diluted:
Income from continuing operations	$1.98	$0.75
Income from discontinued operations	$-	$-
Net income attributable to AIG common shareholders	$1.98	$0.75
Weighted average shares outstanding:
Basic	874,213,630	875,383,084
Diluted	878,866,213	877,512,244

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2020 Form 10-Q 3

American International Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Net income	$1,654	$937
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which
allowance for credit losses were taken	(359)	-
Change in unrealized appreciation of fixed maturity securities on which
other-than-temporary credit impairments were taken	-	676
Change in unrealized appreciation (depreciation) of all other investments	(5,542)	2,708
Change in foreign currency translation adjustments	(85)	164
Change in retirement plan liabilities adjustment	(7)	(1)
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	3	-
Other comprehensive income (loss)	(5,990)	3,547
Comprehensive income (loss)	(4,336)	4,484
Comprehensive income (loss) attributable to noncontrolling interests	(109)	289
Comprehensive income (loss) attributable to AIG	$(4,227)	$4,195

See accompanying Notes to Condensed Consolidated Financial Statements.

4 AIG | First Quarter 2020 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Three Months Ended March 31, 2020
Balance, beginning of year	$485	$4,766	$(48,987)	$81,345	$23,084	$4,982	$65,675	$1,752	$67,427
Cumulative effect of change in
accounting principle, net of tax	-	-	-	-	(487)	-	(487)	-	(487)
Preferred stock issued	-	-	-	-	-	-	-	-	-
Common stock issued under stock plans	-	-	160	(255)	-	-	(95)	-	(95)
Purchase of common stock	-	-	(500)	-	-	-	(500)	-	(500)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	-	1,749	-	1,749	(95)	1,654
Dividends on preferred stock	-	-	-	-	(7)	-	(7)	-	(7)
Dividends on common stock	-	-	-	-	(276)	-	(276)	-	(276)
Other comprehensive loss	-	-	-	-	-	(5,976)	(5,976)	(14)	(5,990)
Net increase due to acquisitions
and consolidations	-	-	-	-	-	-	-	48	48
Contributions from noncontrolling interests	-	-	-	-	-	-	-	1	1
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(22)	(22)
Other	-	-	(7)	98	(1)	-	90	-	90
Balance, end of period	$485	$4,766	$(49,334)	$81,188	$24,062	$(994)	$60,173	$1,670	$61,843
Three Months Ended March 31, 2019
Balance, beginning of year	$-	$4,766	$(49,144)	$81,268	$20,884	$(1,413)	$56,361	$948	$57,309
Preferred stock issued	485	-	-	-	-	-	485	-	485
Common stock issued under stock plans	-	-	145	(222)	-	-	(77)	-	(77)
Purchase of common stock	-	-	-	-	-	-	-	-	-
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	654	-	654	283	937
Dividends on preferred stock	-	-	-	-	-	-	-	-	-
Dividends on common stock	-	-	-	-	(278)	-	(278)	-	(278)
Other comprehensive income	-	-	-	-	-	3,541	3,541	6	3,547
Current and deferred income taxes	-	-	-	(1)	-	-	(1)	-	(1)
Net increase due to acquisitions
and consolidations	-	-	-	-	-	-	-	108	108
Contributions from noncontrolling interests	-	-	-	-	-	-	-	12	12
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(59)	(59)
Other	-	-	-	103	(1)	-	102	8	110
Balance, end of period	$485	$4,766	$(48,999)	$81,148	$21,259	$2,128	$60,787	$1,306	$62,093

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2020 Form 10-Q 5

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Cash flows from operating activities:
Net income	$1,654	$937
(Income) loss from discontinued operations	-	-
Adjustments to reconcile net income to net cash used in operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(265)	(22)
Net (gain) loss on sale or disposal of divested businesses	216	(6)
(Gains) losses on extinguishment of debt	17	(2)
Unrealized (gains) losses in earnings - net	(2,549)	367
Equity in (income) loss from equity method investments, net of dividends or distributions	167	(83)
Depreciation and other amortization	1,878	1,299
Impairments of assets	25	125
Changes in operating assets and liabilities:
Insurance reserves	1,651	596
Premiums and other receivables and payables - net	(62)	315
Reinsurance assets and funds held under reinsurance treaties	(2,131)	(2,495)
Capitalization of deferred policy acquisition costs	(1,379)	(1,420)
Current and deferred income taxes - net	842	167
Other, net	(78)	(754)
Total adjustments	(1,668)	(1,913)
Net cash used in operating activities	(14)	(976)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	7,040	6,370
Other securities	1,577	1,034
Other invested assets	1,447	1,118
Maturities of fixed maturity securities available for sale	6,768	4,957
Principal payments received on and sales of mortgage and other loans receivable	1,014	861
Purchases of:
Available for sale securities	(15,121)	(12,757)
Other securities	(317)	(287)
Other invested assets	(717)	(567)
Mortgage and other loans receivable	(1,733)	(1,504)
Net change in short-term investments	(6,023)	(1,221)
Other, net	5,432	17
Net cash used in investing activities	(633)	(1,979)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	4,979	5,629
Policyholder contract withdrawals	(4,337)	(4,195)
Issuance of long-term debt and debt of consolidated investment entities	673	1,449
Repayments of long-term debt and debt of consolidated investment entities	(884)	(589)
Borrowings under syndicated credit facility	1,300	-
Issuance of preferred stock, net of issuance costs	-	485
Purchase of common stock	(500)	-
Dividends paid on preferred stock	(7)	-
Dividends paid on common stock	(276)	(278)
Other, net	(288)	263
Net cash provided by financing activities	660	2,764
Effect of exchange rate changes on cash and restricted cash	10	12
Net increase (decrease) in cash and restricted cash	23	(179)
Cash and restricted cash at beginning of year	3,287	3,358
Change in cash of businesses held for sale	9	-
Cash and restricted cash at end of period	$3,319	$3,179

6 AIG | First Quarter 2020 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)(continued)

Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Three Months Ended March 31,
(in millions)	2020	2019
Cash	$2,738	$2,565
Restricted cash included in Short-term investments*	324	251
Restricted cash included in Other assets*	257	363
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$3,319	$3,179

Cash paid during the period for:
Interest	$323	$315
Taxes	$62	$50
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions	$553	$-
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$869	$878

*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to our affordable housing investments.

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2020 Form 10-Q 7

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

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Annual Report). The condensed consolidated financial information as of December 31, 2019 included herein has been derived from the audited Consolidated Financial Statements in the 2019 Annual Report.

Certain of our foreign subsidiaries included in the Condensed Consolidated Financial Statements report on the basis of fiscal period ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Condensed Consolidated Financial Statements has been considered for adjustment and/or disclosure. In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, especially when considering the risks and uncertainties associated COVID-19 and the impact it may have on our business, results of operations and financial condition.

We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2020 and prior to the issuance of these Condensed Consolidated Financial Statements.

Sales/disposals of Businesses

Fortitude Holdings

On November 13, 2018, AIG completed the sale of a 19.9 percent ownership interest in Fortitude Group Holdings, LLC (Fortitude Holdings) to TC Group Cayman Investments Holdings, L.P. (TCG), an affiliate of The Carlyle Group L.P. (Carlyle) (2018 Fortitude Sale). Upon completion of the 2018 Fortitude Sale, Fortitude Holdings owned 100 percent of the outstanding common shares of Fortitude Reinsurance Company Ltd (Fortitude Re) and AIG had an 80.1 percent ownership interest in Fortitude Holdings. We received $381 million in cash and will receive up to $95 million of deferred compensation following December 31, 2023, which is subject to a purchase price adjustment wherein AIG will reimburse TCG for adverse development in property casualty related reserves, based on an agreed methodology, that occurs on or prior to December 31, 2023, up to the value of TCG’s investment in Fortitude. Any amount due to TCG in respect of this purchase price adjustment will be offset by the amount of the $95 million otherwise due from TCG to AIG. To the extent we do not receive all or a portion of the planned distributions by May 13, 2020, TCG will pay us up to an additional $100 million, which amount shall adjust in proportion with the amount of the dividend received by AIG. In connection with the 2018 Fortitude Sale, we agreed to certain investment commitment targets into various Carlyle strategies and to certain minimum investment management fee payments within 36 months following the closing. We also will be required to pay a proportionate amount of an agreed make-whole fee to the extent we fail to satisfy such investment commitment targets.

8 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

On November 25, 2019, AIG entered into a membership interest purchase agreement with Fortitude Holdings, Carlyle, Carlyle FRL, an investment fund advised by an affiliate of Carlyle (Carlyle FRL), T&D United Capital Co., Ltd. (T&D) and T&D Holdings, Inc., pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Carlyle FRL will purchase from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D will purchase from AIG a 25 percent ownership interest in Fortitude Holdings (Majority Interest Fortitude Sale). Upon closing of the Majority Interest Fortitude Sale, AIG will have a 3.5 percent ownership interest in Fortitude Holdings. The purchase price under the Majority Interest Fortitude Sale is subject to a post-closing purchase price adjustment pursuant to which AIG will pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur on or prior to December 31, 2023, up to a maximum payment of $500 million. In connection with the Majority Interest Fortitude Sale agreement, AIG, Fortitude Holdings and TCG have agreed that, effective as of the closing of the Majority Interest Fortitude Sale, (i) AIG’s aforementioned investment commitment targets will be assumed by Fortitude Holdings and AIG will be released therefrom, (ii) the purchase price adjustment that AIG had agreed to provide TCG in the 2018 Fortitude Sale will be terminated, and (iii) Carlyle will remain obligated to pay AIG $95 million of deferred compensation at December 31, 2023 and up to an additional $100 million to the extent AIG does not receive all or a portion of the planned distributions by May 13, 2020, which amount shall adjust in proportion with the amount of the dividend received by AIG. We expect to contribute approximately $1.45 billion of the proceeds of the Majority Interest Fortitude Sale to certain of our insurance company subsidiaries for a period of time following the closing of the transaction. There can be no guarantee that we will receive the required regulatory approvals or that closing conditions will be satisfied in order to consummate the Majority Interest Fortitude Sale.

For further details on this transaction see Note 4 to the Condensed Consolidated Financial Statements.

Blackboard

At the end of March 2020, AIG decided to place Blackboard U.S. Holdings, Inc. (Blackboard), AIG’s technology-driven subsidiary, into run-off. As a result of this decision, AIG recognized a pre-tax loss of $210 million, primarily consisting of asset impairment charges.

Use of Estimates

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

•reinsurance assets;

•impairment charges, including impairments on other invested assets and goodwill impairment;

•allowances for credit losses primarily on loans, available for sale fixed maturity securities, reinsurance assets and premiums and other receivables;

•liability for legal contingencies;

•fair value measurements of certain financial assets and liabilities; and

•income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset and estimates associated with the Tax Cuts and Jobs Act (the Tax Act).

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.

AIG | First Quarter 2020 Form 10-Q 9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

2. Summary of Significant Accounting Policies

Accounting Standards Adopted During 2020

Financial Instruments - Credit Losses

In June 2016, the FASB issued an accounting standard that changed how entities account for current expected credit losses (CECL) for most financial assets, premiums receivable, trade receivables, off-balance sheet exposures and reinsurance receivables (the Financial Instruments Credit Losses Standard). The standard requires an allowance for credit losses based on the expectation of lifetime credit losses related to such financial assets subject to credit losses, including loans measured at amortized cost, reinsurance receivables and certain off-balance sheet credit exposures. Additionally, the impairment of available-for-sale debt securities, including purchased credit deteriorated securities, is subject to the new guidance and is measured in a similar manner, except that losses are recognized as allowances rather than reductions in the amortized cost of the securities. The standard allows for reversals of credit impairments in the event that the credit of an issuer improves. The standard also requires additional disclosures.

We adopted the standard on its effective date of January 1, 2020 using a modified retrospective method, which requires a cumulative effect adjustment to retained earnings. As of January 1, 2020, the impact of the adoption of the standard was a reduction in opening retained earnings of $487 million (after-tax) primarily driven by commercial mortgage loans, and, to a lesser extent, reinsurance receivables and recoverables.

The following table provides a rollforward of our allowance, including credit losses, in connection with the adoption of the Financial Instruments Credit Losses Standard as well as cross references to the applicable notes herein for additional information:

Three Months Ended March 31, 2020	Balance,	Cumulative Effect	Purchased Credit		Balance,
	Beginning	Adjustment as of	Deteriorated Initial	Increase	End of
(in millions)	of Year	January 1, 2020	Allowance	(Decrease)	Period
Securities available for sale(a)	$-	$-	$13	$198	$211
Mortgage and other loan receivables(b)	438	318	-	31	787
Reinsurance recoverables (inclusive of
deposit accounted assets)(c)	151	224	-	(13)	362
Premiums and other receivables(d)	178	34	-	(2)	210
Contractual deductible recoverables(e)	-	14	-	-	14
Commercial mortgage loan commitments(f)	-	51	-	7	58
Total	$767	$641	$13	$221	$1,642
Secondary impacts to certain long-duration
insurance contracts(g)		(27)
Tax impact		(127)
Total cumulative effect adjustment		$487

(a)The allowance for credit losses is reported in Bonds available for sale in the Condensed Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Net realized capital gains (losses) in the Condensed Consolidated Statements of Income. Refer to Note 6 for additional information.

(b)The allowance for credit losses is reported in Mortgage and other loans receivable in the Condensed Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Net realized capital gains (losses) in the Condensed Consolidated Statements of Income. Refer to Note 7 for additional information.

(c)The allowance for credit losses is reported for Reinsurance assets for reinsurance contracts that contain sufficient insurance risk, and reported in Other assets for insurance and reinsurance contracts that do not contain sufficient insurance risk in the Condensed Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Policyholder benefits and losses incurred for reinsurance contracts that do contain sufficient insurance risk and Premiums for contracts that do not contain sufficient insurance risk in the Condensed Consolidated Statements of Income. Refer to Note 2 for additional information.

(d)The allowance for credit losses is reported in Premiums and other receivables in the Condensed Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in General operating and other expenses in the Condensed Consolidated Statements of Income. Refer to Note 2 for additional information.

(e)The allowance for credit losses is reported in Liability for unpaid losses and loss adjustment expenses in the Condensed Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income. Refer to Note 10 for additional information.

(f)The allowance for credit losses is reported in Other liabilities in the Condensed Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Net realized capital gains (losses) in the Condensed Consolidated Statements of Income. Refer to Note 7 for additional information.

(g)This reflects adjustments to the amortization of DAC, unearned revenue reserve and sales inducement assets as well as impacts on the future policy benefits for certain universal life and variable annuity contracts.

10 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

The following presents the impact of the adoption of the standard on reinsurance recoverables and premiums and other receivables.

Reinsurance — Credit Losses

The estimation of reinsurance recoverable involves a significant amount of judgment, particularly for latent exposures, such as asbestos, due to their long-tail nature. Reinsurance assets include reinsurance recoverable on unpaid losses and loss adjustment expenses that are estimated as part of our loss reserving process and, consequently, are subject to similar judgments and uncertainties as the estimation of gross loss reserves. Similarly, Other assets include reinsurance recoverable for contracts which are accounted for as deposits.

We assess the collectability of reinsurance recoverable balances in each reporting period, through either historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes on uncollectable reinsurance that reduces the carrying amount of reinsurance and other assets on the consolidated balance sheets (collectively, the reinsurance recoverable balances). This estimate requires significant judgment for which key considerations include:

•paid and unpaid amounts recoverable;

•whether the balance is in dispute or subject to legal collection;

•the relative financial health of the reinsurer as determined by the Obligor Risk Ratings (ORRs) we assign to each reinsurer based upon our financial reviews; insurers that are financially troubled (i.e., in run-off, have voluntarily or involuntarily been placed in receivership, are insolvent, are in the process of liquidation or otherwise subject to formal or informal regulatory restriction) are assigned ORRs that will generate significant allowance; and

•whether collateral and collateral arrangements exist.

An estimate of the reinsurance recoverable’s lifetime expected credit losses is established utilizing a probability of default and loss given default method, which reflects the reinsurer’s ORR rating. The allowance for credit losses excludes disputed amounts. An allowance for disputes is established for a reinsurance recoverable using the losses incurred model for contingencies.

The total reinsurance recoverables as of March 31, 2020 were $42.2 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 87 percent of the reinsurance recoverables are investment grade, of which 82 percent relate to General Insurance and 5 percent relate to Life and Retirement; (ii) approximately 12 percent of the reinsurance recoverables are non-investment grade, the majority of which relates to General Insurance; (iii) less than one percent of the non-investment grade reinsurance recoverables related to Life and Retirement and (iv) approximately one percent of the reinsurance recoverables relate to entities that are not rated by AIG.

As of March 31, 2020, approximately 76 percent of our non-investment grade reinsurance exposure relates to captive insurers. These arrangements are typically collateralized by letters of credit, funds held or trust agreements.

Reinsurance Recoverable Allowance

The following table presents a rollforward of the reinsurance recoverable allowance:

Three Months Ended March 31, 2020	General	Life and
(in millions)	Insurance	Retirement	Total
Balance, beginning of year	$111	$40	$151
Initial allowance upon CECL adoption	202	22	224
Current period provision for expected credit losses and disputes	(4)	2	(2)
Write-offs charged against the allowance for credit losses and disputes	(3)	(4)	(7)
Other changes	(4)	-	(4)
Balance, end of period	$302	$60	$362

There were no recoveries of credit losses previously written off for the three-month period ended March 31, 2020.

Past-Due Status

We consider a reinsurance asset to be past due when it is 90 days past due. Past due balances were not significant for any of the periods presented.

AIG | First Quarter 2020 Form 10-Q 11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

Premiums and other receivables — Credit Losses

Premiums and other receivables, net of allowance for credit losses include premium balances receivable, amounts due from agents and brokers and policyholders, trade receivables for the Direct Investment book and Global Capital Markets (GCM) and other receivables. Trade receivables for GCM include cash collateral posted to derivative counterparties that is not eligible to be netted against derivative liabilities. The allowance for credit losses and disputes for premiums and other receivables was $210 million at March 31, 2020. Our allowance for credit losses for premium receivables considers a combination of internal and external information relating to past events, current conditions and reasonable and supportable forecasts. Our allowance contemplates our contractual provisions. Upon default or delinquency of the policyholder we may be able to cease coverage for the remaining period. In certain jurisdictions we are unable to cancel coverage even in the event of delinquency or default by the policyholder. We consider premium and other receivable balances to be past due if the payment is not received after 90 days from the contractual obligation due date and record an allowance for disputes when there is reasonable uncertainty of the collectability of a disputed amount during the reporting period.

For further information regarding the impacts of the adoption of this standard see Notes 5, 6, 7, 10 and 12 to the Condensed Consolidated Financial Statements.

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

We adopted the standard on its effective date of January 1, 2020. The adoption of the standard did not have a material impact on our financial position, results of operations or cash flows.

Cloud Computing Arrangements

In August 2018, the FASB issued an accounting standard that aligns the requirements for capitalizing implementation costs incurred in a cloud computing (or hosting) arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Capitalized implementation costs must be amortized over the term of the hosting arrangement. The accounting for the service element is not affected by the amendments in this update.

We adopted the standard prospectively on its effective date of January 1, 2020. The adoption of the standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates

In March 2020, the Securities and Exchange Commission (SEC) adopted amendments to simplify and streamline the disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered, and issuers’ affiliates whose securities collateralize securities registered or being registered. Currently, the SEC permits the omission of separate financial statements of subsidiary issuers and guarantors when certain conditions are met and the parent company provides summarized financial information of the subsidiary issuers and guarantors. The amendments, among other things, allow companies to cease providing summarized financial information if the subsidiary issuer’s or guarantor’s reporting obligation has been suspended.

The amendments are effective January 4, 2021, with early adoption permitted. Effective March 31, 2020, AIG early adopted the amendment and ceased providing the summarized information for the subsidiary issuers and guarantors because the subsidiaries issuer’s reporting obligations have been suspended.

Future Application of Accounting Standards

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

12 AIG | First Quarter 2020 Form 10-Q

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

•Simplifies the amortization of deferred policy acquisition costs (DAC) to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations, but no longer requires an impairment test.

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

In October 2019, the FASB affirmed its decision to defer the effective date of the standard to January 1, 2022. We plan to adopt the standard on its effective date. We have started our implementation efforts and we are evaluating the method of adoption and impact of the standard on our reported consolidated financial condition, results of operations, cash flows and required disclosures. The adoption of this standard is expected to have a significant impact on our consolidated financial condition, results of operations, cash flows and required disclosures, as well as systems, processes and controls.

Income Tax

On December 18, 2019, the FASB issued an accounting standard that simplifies the accounting for income taxes by eliminating certain exceptions to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also simplified other areas including the accounting for franchise taxes and enacted tax laws or rates, and clarified the accounting for transactions that result in the step-up in the tax basis of goodwill. The standard is effective on January 1, 2021, with early adoption permitted. We are assessing the impact of the standard on our consolidated financial condition, results of operations and cash flows.

Reference Rate Reform

On March 12, 2020, the FASB issued an accounting standard that provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The standard allows us to account for certain contract modifications that result from the discontinuation of the London Inter-Bank Offered Rate (LIBOR) or another reference rate as a continuation of the existing contract without additional analysis.

This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. We have started our implementation efforts and we are evaluating the method of adoption and impact of the standard on our reported consolidated financial condition, results of operations, cash flows and required disclosures.

Clarification of Accounting for Certain Equity Method Investments

On January 16, 2020, the FASB issued an accounting standard to clarify how a previously issued standard regarding a company’s ability to measure the fair value of certain equity securities without a readily determinable fair value should interact with equity method investments standards. The previously issued standard provides that such equity securities could be measured at cost, minus impairment, if any, unless an observable transaction for an identical or similar security occurs (measurement alternative). The new standard clarifies that a company should consider observable transactions that require the company to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with the equity method immediately before applying or upon discontinuing the equity method.

The standard further clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option.

The standard is effective for interim and annual reporting periods beginning after December 15, 2020. We are evaluating the impact adoption of this standard will have on our consolidated financial condition, results of operations, cash flows and required disclosures.

AIG | First Quarter 2020 Form 10-Q 13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

3. Segment Information

We report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources, as follows:

General Insurance

General Insurance business is presented as two operating segments:

•North America — consists of insurance businesses in the United States, Canada and Bermuda. This also includes the results of Validus Reinsurance, Ltd. (Validus), Western World Insurance Group, Inc. and Glatfelter Insurance Group (Glatfelter).

•International — consists of regional insurance businesses in Japan, the UK, Europe, Asia Pacific, Latin America and Caribbean, Middle East and Africa, and China. This also includes the results of Talbot Holdings, Ltd.

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

Other Operations consists primarily of:

•Income from assets held by AIG Parent and other corporate subsidiaries.

•General operating expenses not attributable to AIG reporting segments.

•Certain compensation expenses attributable to Other Operations and reporting segments.

•Amortization of value of distribution network acquired related to the Validus and Glatfelter acquisitions.

•Interest expense attributable to AIG long-term debt as well as debt associated with consolidated investment entities.

•Results also include Blackboard U.S. Holdings, Inc. — and its subsidiaries which are focused on delivering commercial insurance solutions using digital technology, data analytics and automation. At the end of March 2020, AIG decided to place Blackboard into run-off.

Legacy Portfolio

Legacy Portfolio represents exited or discontinued product lines, policy forms or distribution channels. Effective February 2018, our Bermuda domiciled composite reinsurer, Fortitude Re, is included in our Legacy Portfolio.

•Legacy Life and Retirement Run-Off Lines — Reserves consist of certain structured settlements, pension risk transfer annuities and single premium immediate annuities written prior to April 2012. Also includes exposures to whole life, long-term care and exited accident & health product lines.

•Legacy General Insurance Run-Off Lines — Reserves consist of excess workers’ compensation, environmental exposures and exposures to other products within General Insurance that are no longer actively marketed. Also includes the remaining reserves in Eaglestone Reinsurance Company.

14 AIG | First Quarter 2020 Form 10-Q

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

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended March 31,	2020		2019
		Adjusted		Adjusted
	Total	Pre-tax	Total	Pre-tax
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
General Insurance
North America	$3,414	$409	$4,098	$934
International	3,253	92	3,704	334
Total General Insurance	6,667	501	7,802	1,268
Life and Retirement
Individual Retirement	1,370	306	1,351	508
Group Retirement	694	143	709	232
Life Insurance	1,091	55	1,073	116
Institutional Markets	1,017	70	1,071	68
Total Life and Retirement	4,172	574	4,204	924
Other Operations	162	(451)	139	(387)
Legacy Portfolio	264	(368)	706	112
AIG Consolidation and elimination	(145)	(84)	(97)	(70)
Total AIG Consolidated adjusted revenues and adjusted pre-tax income	11,120	172	12,754	1,847
Reconciling items from adjusted pre-tax income to pre-tax income:
Changes in fair value of securities used to hedge guaranteed living benefits	14	(7)	105	96
Changes in benefit reserves and DAC, VOBA and SIA related to net realized
capital gains (losses)	-	(538)	-	99
Changes in the fair value of equity securities	(191)	(191)	79	79
Professional fees related to regulatory or accounting changes	-	(13)	-	-
Other income (expense) - net	9	-	7	-
Gain (loss) on extinguishment of debt	-	(17)	-	2
Net realized capital gains (losses)*	3,485	3,502	(489)	(474)
Income (loss) from divested businesses	-	(216)	-	6
Non-operating litigation reserves and settlements	6	6	-	(1)
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	8	-	27
Net loss reserve discount charge	-	(56)	-	(473)
Integration and transaction costs associated with acquired businesses	-	(2)	-	(7)
Restructuring and other costs	-	(90)	-	(47)
Revenues and Pre-tax income	$14,443	$2,558	$12,456	$1,154

*Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

AIG | First Quarter 2020 Form 10-Q 15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Held-For-Sale Classification

4. Held-For-Sale Classification

Held-For-Sale Classification

We report and classify a business as held-for-sale (Held-For-Sale Business) when management has approved the sale or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A Held-For-Sale Business is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized.

Assets and liabilities related to Held-For-Sale Business are reported in Other assets and Other liabilities, respectively, in our Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale.

At March 31, 2020, the following business was reported and classified as held-for-sale:

Fortitude Holdings

Fortitude Re was established during the first quarter of 2018 in connection with a series of affiliated reinsurance transactions related to our Legacy Portfolio. Those reinsurance transactions were designed to consolidate most of our Legacy Insurance Run-Off Lines into a single legal entity. As of March 31, 2020, the affiliated transactions included the cession of approximately $30.1 billion of reserves from our Legacy Life and Retirement Run-Off Lines and approximately $3.8 billion of reserves from our Legacy General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries. Fortitude Re has approximately $2.7 billion of total assets after elimination of intercompany balances, primarily managed by AIG, and is AIG’s main run-off reinsurer with its own dedicated management team. In the second quarter of 2018, the Company formed Fortitude Holdings as the holding company for Fortitude Re.

On November 13, 2018, AIG completed the sale of a 19.9 percent ownership interest in Fortitude Holdings to TCG, an affiliate of Carlyle. Upon completion of the 2018 Fortitude Sale, Fortitude Holdings owned 100 percent of the outstanding common shares of Fortitude Re and AIG had an 80.1 percent ownership interest in Fortitude Holdings. We received $381 million in cash and will receive up to $95 million of deferred compensation following December 31, 2023, which is subject to a purchase price adjustment wherein AIG will reimburse TCG for adverse development in property casualty related reserves, based on an agreed methodology, that occurs on or prior to December 31, 2023, up to the value of TCG’s investment in Fortitude. Any amount due to TCG in respect of this purchase price adjustment will be offset by the amount of the $95 million otherwise due from TCG to AIG. To the extent we do not receive all or a portion of the planned distributions by May 13, 2020, TCG will pay us up to an additional $100 million, which amount shall adjust in proportion with the amount of the dividend received by AIG. In connection with the 2018 Fortitude Sale, we agreed to certain investment commitment targets into various Carlyle strategies and to certain minimum investment management fee payments within thirty-six months following the closing. We also will be required to pay a proportionate amount of an agreed make-whole fee to the extent we fail to satisfy such investment commitment targets.

On November 25, 2019, AIG entered into a membership interest purchase agreement with Fortitude Holdings, Carlyle, Carlyle FRL, T&D and T&D Holdings, Inc., pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Carlyle FRL will purchase from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D will purchase from AIG a 25 percent ownership interest in Fortitude Holdings. Upon closing of the Majority Interest Fortitude Sale, AIG will have a 3.5 percent ownership interest in Fortitude Holdings. The purchase price under the Majority Interest Fortitude Sale is subject to a post-closing purchase price adjustment pursuant to which AIG will pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur on or prior to December 31, 2023, up to a maximum payment of $500 million. In connection with the Majority Interest Fortitude Sale agreement, AIG, Fortitude Holdings and TCG have agreed that, effective as of the closing of the Majority Interest Fortitude Sale, (i) AIG’s aforementioned investment commitment targets will be assumed by Fortitude Holdings and AIG will be released therefrom, (ii) the purchase price adjustment that AIG had agreed to provide TCG in the 2018 Fortitude Sale will be terminated, and (iii) Carlyle will remain obligated to pay AIG $95 million of deferred compensation at December 31, 2023 and up to an additional $100 million to the extent AIG does not receive all or a portion of the planned distributions by May 13, 2020, which amount shall adjust in proportion with the amount of the dividend received by AIG. We expect to contribute approximately $1.45 billion of the proceeds of the Majority Interest Fortitude Sale to certain of our insurance company subsidiaries for a period of time following the closing of the transaction. There can be no guarantee that we will receive the required regulatory approvals or that closing conditions will be satisfied in order to consummate the Majority Interest Fortitude Sale.

16 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Held-For-Sale Classification

We recorded a loss of $98 million in 2019 in respect of our interest in Fortitude Holdings, which was recorded as a contra-asset within assets held for sale line below.

The transaction is expected to close in mid-2020, subject to required regulatory approvals and other customary closing conditions.

The following table summarizes the components of assets and liabilities held-for-sale on the Consolidated Balance Sheets after elimination of intercompany balances:

	March 31,	December 31,
(in millions)	2020	2019
Assets:
Bonds available for sale	$2,308	$2,187
Other bond securities	13	13
Other invested assets	58	45
Short-term investments	63	107
Cash	54	63
Accrued investment income	20	19
Deferred income taxes	(11)	(22)
Other assets	152	106
Assets of business held for sale	2,657	2,518
Less: Loss accrual	(98)	(98)
Total assets held for sale	$2,559	$2,420
Liabilities:
Other liabilities	$14	$15
Total liabilities held for sale	$14	$15

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

Upon closing of the Majority Interest Fortitude Sale, AIG will recognize a loss for the portion of the unamortized balance of these assets that are not recoverable, if any, when AIG is no longer a controlling shareholder in Fortitude Holdings. As of March 31, 2020, the unamortized balances of the aforementioned prepaid insurance assets and related deferred acquisition costs were $2.2 billion (after-tax) and $0.4 billion (after-tax), respectively. As of December 31, 2019, the unamortized balances of the aforementioned prepaid insurance assets and related deferred acquisition costs were $2.3 billion (after-tax) and $0.4 billion (after-tax), respectively. The combined loss of $2.6 billion for the three-month period ended March 31, 2020 would be incremental to any gain or loss recognized on the Majority Interest Fortitude Sale. The incremental gain or loss we will recognize on the Majority Interest Fortitude Sale would be impacted, perhaps significantly, by market conditions existing at the time the Majority Interest Fortitude Sale closes.

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
AIG | First Quarter 2020 Form 10-Q 17

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2020				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$239	$5,450	$-	$-	$-	$5,689
Obligations of states, municipalities and political subdivisions	-	13,338	2,102	-	-	15,440
Non-U.S. governments	48	14,119	6	-	-	14,173
Corporate debt	-	143,107	1,215	-	-	144,322
RMBS	-	19,170	11,687	-	-	30,857
CMBS	-	13,080	1,146	-	-	14,226
CDO/ABS	-	8,301	8,768	-	-	17,069
Total bonds available for sale	287	216,565	24,924	-	-	241,776
Other bond securities:
U.S. government and government sponsored entities	6	2,051	-	-	-	2,057
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	16	-	-	-	16
RMBS	-	318	149	-	-	467
CMBS	-	229	42	-	-	271
CDO/ABS	-	164	2,378	-	-	2,542
Total other bond securities	6	2,778	2,569	-	-	5,353
Equity securities	582	23	19	-	-	624
Other invested assets(b)	-	80	1,467	-	-	1,547
Derivative assets:
Interest rate contracts	2	6,621	-	-	-	6,623
Foreign exchange contracts	-	2,337	1	-	-	2,338
Equity contracts	87	1,003	150	-	-	1,240
Credit contracts	-	-	133	-	-	133
Other contracts	-	-	15	-	-	15
Counterparty netting and cash collateral	-	-	-	(4,645)	(4,840)	(9,485)
Total derivative assets	89	9,961	299	(4,645)	(4,840)	864
Short-term investments	1,732	6,454	-	-	-	8,186
Other assets	176	2,180	91	-	-	2,447
Separate account assets	74,591	4,245	-	-	-	78,836
Total	$77,463	$242,286	$29,369	$(4,645)	$(4,840)	$339,633
Liabilities:
Policyholder contract deposits	$-	$-	$8,153	$-	$-	$8,153
Derivative liabilities:
Interest rate contracts	2	4,224	-	-	-	4,226
Foreign exchange contracts	-	1,028	4	-	-	1,032
Equity contracts	8	62	7	-	-	77
Credit contracts	-	24	57	-	-	81
Other contracts	-	-	13	-	-	13
Counterparty netting and cash collateral	-	-	-	(4,645)	(147)	(4,792)
Total derivative liabilities	10	5,338	81	(4,645)	(147)	637
Other liabilities	-	-	-	-	-	-
Long-term debt	-	2,276	-	-	-	2,276
Total	$10	$7,614	$8,234	$(4,645)	$(147)	$11,066

18 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

December 31, 2019				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$135	$5,245	$-	$-	$-	$5,380
Obligations of states, municipalities and political subdivisions	-	13,197	2,121	-	-	15,318
Non-U.S. governments	60	14,809	-	-	-	14,869
Corporate debt	-	147,973	1,663	-	-	149,636
RMBS	-	19,397	13,408	-	-	32,805
CMBS	-	13,377	1,053	-	-	14,430
CDO/ABS	-	10,962	7,686	-	-	18,648
Total bonds available for sale	195	224,960	25,931	-	-	251,086
Other bond securities:
U.S. government and government sponsored entities	-	2,121	-	-	-	2,121
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	18	-	-	-	18
RMBS	-	346	143	-	-	489
CMBS	-	272	50	-	-	322
CDO/ABS	-	187	3,545	-	-	3,732
Total other bond securities	-	2,944	3,738	-	-	6,682
Equity securities	756	77	8	-	-	841
Other invested assets(b)	-	86	1,192	-	-	1,278
Derivative assets:
Interest rate contracts	1	3,199	-	-	-	3,200
Foreign exchange contracts	-	1,034	6	-	-	1,040
Equity contracts	5	593	171	-	-	769
Credit contracts	-	-	3	-	-	3
Other contracts	-	-	14	-	-	14
Counterparty netting and cash collateral	-	-	-	(2,427)	(1,806)	(4,233)
Total derivative assets	6	4,826	194	(2,427)	(1,806)	793
Short-term investments	2,299	3,044	-	-	-	5,343
Other assets	57	2,212	89	-	-	2,358
Separate account assets	89,069	4,203	-	-	-	93,272
Total	$92,382	$242,352	$31,152	$(2,427)	$(1,806)	$361,653
Liabilities:
Policyholder contract deposits	$-	$-	$6,910	$-	$-	$6,910
Derivative liabilities:
Interest rate contracts	4	2,745	-	-	-	2,749
Foreign exchange contracts	-	1,025	-	-	-	1,025
Equity contracts	8	111	20	-	-	139
Credit contracts	-	24	65	-	-	89
Other contracts	-	-	7	-	-	7
Counterparty netting and cash collateral	-	-	-	(2,427)	(527)	(2,954)
Total derivative liabilities	12	3,905	92	(2,427)	(527)	1,055
Other liabilities	-	45	-	-	-	45
Long-term debt	-	2,062	-	-	-	2,062
Total	$12	$6,012	$7,002	$(2,427)	$(527)	$10,072

(a)Represents netting of derivative exposures covered by qualifying master netting agreements.

(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $5.0 billion and $5.5 billion as of March 31, 2020 and December 31, 2019, respectively.

AIG | First Quarter 2020 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three-month periods ended March 31, 2020 and 2019 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2020 and 2019:

										Changes in
										Unrealized Gains
		Net							Changes in	(Losses) Included in
		Realized and							Unrealized Gains	Other Comprehensive
		Unrealized		Purchases,					(Losses) Included	Income (Loss) for
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Reclassification	Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	of Held	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale(a)	of Period	at End of Period	at End of Period
Three Months Ended March 31, 2020
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,121	$5	$(55)	$137	$27	$(133)	$-	$2,102	$-	$(51)
Non-U.S. governments	-	-	-	-	6	-	-	6	-	-
Corporate debt	1,663	(67)	(81)	7	103	(410)	-	1,215	-	(29)
RMBS	13,408	132	(1,623)	(223)	19	(26)	-	11,687	-	(1,505)
CMBS	1,053	7	19	44	23	-	-	1,146	-	21
CDO/ABS	7,686	17	(557)	47	1,603	(28)	-	8,768	-	(536)
Total bonds available for sale(b)	25,931	94	(2,297)	12	1,781	(597)	-	24,924	-	(2,100)
Other bond securities:
Corporate debt	-	-	-	-	-	-	-	-	-	-
RMBS	143	(14)	-	20	-	-	-	149	(14)	-
CMBS	50	(7)	-	(1)	-	-	-	42	(8)	-
CDO/ABS	3,545	(173)	-	(994)	-	-	-	2,378	(262)	-
Total other bond securities	3,738	(194)	-	(975)	-	-	-	2,569	(284)	-
Equity securities	8	(1)	1	10	1	-	-	19	-	-
Mortgage and other loans
receivable	-	-	-	-	-	-	-	-	-	-
Other invested assets	1,192	(4)	-	129	150	-	-	1,467	14	-
Other assets	89	-	-	5	-	-	(3)	91	-	-
Total	$30,958	$(105)	$(2,296)	$(819)	$1,932	$(597)	$(3)	$29,070	$(270)	$(2,100)
										Changes in
										Unrealized Gains
		Net							Changes in	(Losses) Included in
		Realized and							Unrealized Gains	Other Comprehensive
		Unrealized		Purchases,					(Losses) Included	Income (Loss) for
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Reclassification	Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	of Held	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale(a)	of Period	at End of Period	at End of Period
Liabilities:
Policyholder contract deposits	$6,910	$1,171	$-	$72	$-	$-	$-	$8,153	$(884)	$-
Derivative liabilities, net:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-
Foreign exchange contracts	(6)	3	-	6	-	-	-	3	1	-
Equity contracts	(151)	(26)	-	34	-	-	-	(143)	(14)	-
Credit contracts	62	(124)	-	(14)	-	-	-	(76)	118	-
Other contracts	(7)	(10)	-	15	-	-	-	(2)	10	-
Total derivative liabilities, net(c)	(102)	(157)	-	41	-	-	-	(218)	115	-
Total	$6,808	$1,014	$-	$113	$-	$-	$-	$7,935	$(769)	$-

20 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross	Reclassification	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	of Held	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale(a)	of Period	at End of Period
Three Months Ended March 31, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,000	$(1)	$97	$24	$29	$(13)	$-	$2,136	$-
Non-U.S. governments	11	-	-	(4)	-	(4)	-	3	-
Corporate debt	864	(3)	38	34	654	(55)	-	1,532	-
RMBS	14,199	227	24	(412)	23	(16)	-	14,045	-
CMBS	917	1	17	146	-	(189)	-	892	-
CDO/ABS	9,102	4	54	(45)	92	(367)	-	8,840	-
Total bonds available for sale	27,093	228	230	(257)	798	(644)	-	27,448	-
Other bond securities:
Corporate debt	-	-	-	-	-	-	-	-	-
RMBS	1,290	17	-	(41)	-	-	-	1,266	-
CMBS	77	4	-	3	-	-	-	84	3
CDO/ABS	4,478	68	-	(201)	-	(96)	-	4,249	24
Total other bond securities	5,845	89	-	(239)	-	(96)	-	5,599	27
Equity securities	27	-	-	-	-	(1)	-	26	-
Mortgage and other loans receivable	-	-	-	-	-	-	-	-	-
Other invested assets	587	-	-	4	-	-	-	591	2
Other assets	58	-	-	1	-	-	-	59	-
Total	$33,610	$317	$230	$(491)	$798	$(741)	$-	$33,723	$29
		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross	Reclassification	Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	of Held	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	for Sale(a)	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$4,116	$569	$-	$193	$-	$-	$-	$4,878	$(521)
Derivative liabilities, net:
Interest rate contracts	15	1	-	(1)	-	-	-	15	(1)
Foreign exchange contracts	(5)	(5)	-	9	-	-	-	(1)	(1)
Equity contracts	(75)	(16)	-	(5)	-	-	-	(96)	19
Credit contracts	227	(3)	-	(2)	-	-	-	222	4
Other contracts	(9)	(17)	-	18	-	-	-	(8)	17
Total derivative liabilities, net(c)	153	(40)	-	19	-	-	-	132	38
Total	$4,269	$529	$-	$212	$-	$-	$-	$5,010	$(483)

(a)Reported in Other assets in the Condensed Consolidated Balance Sheets.

(b)As a result of the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020, credit losses are included in net realized and unrealized (gains) losses included in income.

(c)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

AIG | First Quarter 2020 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended March 31, 2020
Assets:
Bonds available for sale*	$198	$(104)	$-	$94
Other bond securities	(462)	268	-	(194)
Equity securities	-	(1)	-	(1)
Other invested assets	(4)	-	-	(4)
Three Months Ended March 31, 2019
Assets:
Bonds available for sale	$242	$(14)	$-	$228
Other bond securities	87	2	-	89
Equity securities	-	-	-	-
Other invested assets	-	-	-	-

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
Three Months Ended March 31, 2020
Liabilities:
Policyholder contract deposits	$-	$1,171	$-	$1,171
Derivative liabilities, net	-	(143)	(14)	(157)
Three Months Ended March 31, 2019
Liabilities:
Policyholder contract deposits	$-	$569	$-	$569
Derivative liabilities, net	-	(24)	(16)	(40)

*As a result of the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020, credit losses are included in net realized capital gains (losses).

22 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three-month periods ended March 31, 2020 and 2019 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Three Months Ended March 31, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$145	$(2)	$(6)	$137
Non-U.S. governments	-	-	-	-
Corporate debt	112	(5)	(100)	7
RMBS	336	-	(559)	(223)
CMBS	53	(2)	(7)	44
CDO/ABS	225	(22)	(156)	47
Total bonds available for sale	871	(31)	(828)	12
Other bond securities:
RMBS	25	-	(5)	20
CMBS	-	-	(1)	(1)
CDO/ABS	35	(579)	(450)	(994)
Total other bond securities	60	(579)	(456)	(975)
Equity securities	10	-	-	10
Mortgage and other loans receivable	-	-	-	-
Other invested assets	174	-	(45)	129
Other assets	-	-	5	5
Total assets	$1,115	$(610)	$(1,324)	$(819)
Liabilities:
Policyholder contract deposits	$-	$222	$(150)	$72
Derivative liabilities, net	(15)	8	48	41
Total liabilities	$(15)	$230	$(102)	$113
Three Months Ended March 31, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$47	$(15)	$(8)	$24
Non-U.S. governments	-	-	(4)	(4)
Corporate debt	49	-	(15)	34
RMBS	307	(26)	(693)	(412)
CMBS	184	-	(38)	146
CDO/ABS	198	(156)	(87)	(45)
Total bonds available for sale	785	(197)	(845)	(257)
Other bond securities:
Corporate debt	-	-	-	-
RMBS	-	-	(41)	(41)
CMBS	4	-	(1)	3
CDO/ABS	-	-	(201)	(201)
Total other bond securities	4	-	(243)	(239)
Equity securities	-	-	-	-
Mortgage and other loans receivable	-	-	-	-
Other invested assets	4	-	-	4
Other assets	-	-	1	1
Total assets	$793	$(197)	$(1,087)	$(491)
Liabilities:
Policyholder contract deposits	$-	$173	$20	$193
Derivative liabilities, net	(13)	-	32	19
Total liabilities	$(13)	$173	$52	$212

(a)There were no issuances during the three-month periods ended March 31, 2020 and 2019.

AIG | First Quarter 2020 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2020 and 2019 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $(156) million and $(55) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three-month periods ended March 31, 2020 and 2019, respectively, and includes $(55) million and $(1) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three-month periods ended March 31, 2020 and 2019, respectively.

Transfers of Level 3 Assets

During the three-month periods ended March 31, 2020 and 2019, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

During the three-month periods ended March 31, 2020 and 2019, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three-month periods ended March 31, 2020 and 2019.

24 AIG | First Quarter 2020 Form 10-Q

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

	Fair Value at
	March 31,	Valuation		Range
(in millions)	2020	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,616	Discounted cash flow	Yield	3.37% - 4.13% (3.75%)

Corporate debt	982	Discounted cash flow	Yield	2.11% - 6.18% (4.14%)

RMBS(a)	10,762	Discounted cash flow	Constant prepayment rate	4.46% - 13.12% (8.79%)
			Loss severity	30.78% - 76.29% (53.53%)
			Constant default rate	1.41% - 5.86% (3.63%)
			Yield	4.01% - 6.89% (5.45%)

CDO/ABS(a)	6,914	Discounted cash flow	Yield	3.93% - 7.94% (5.94%)

CMBS	555	Discounted cash flow	Yield	1.06% - 6.94% (4.00%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

Guaranteed minimum withdrawal benefits (GMWB)	3,978	Discounted cash flow	Equity volatility	7.00% - 57.00%
			Base lapse rate	0.00% - 13.00%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(c)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(d)	1.31% - 2.80%

Index annuities	3,719	Discounted cash flow	Lapse rate	0.31% - 50.00%
			Mortality multiplier(c)	24.00% - 180.00%
			Option budget	0.00% - 4.00%
			NPA(d)	1.31% - 2.80%

Indexed life	434	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(d)	1.31% - 2.80%

AIG | First Quarter 2020 Form 10-Q 25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2019	Technique	Unobservable Input(b)	(Weighted Average)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,633	Discounted cash flow	Yield	3.35% - 3.95% (3.65%)

Corporate debt	1,087	Discounted cash flow	Yield	3.48% - 6.22% (4.85%)

RMBS(a)	11,746	Discounted cash flow	Constant prepayment rate	4.00% - 12.89% (8.44%)
			Loss severity	33.68% - 76.91% (55.29%)
			Constant default rate	1.68% - 6.17% (3.93%)
			Yield	2.52% - 4.53% (3.52%)

CDO/ABS(a)	6,025	Discounted cash flow	Yield	2.92% - 4.91% (3.91%)

CMBS	476	Discounted cash flow	Yield	2.77% - 5.18% (3.97%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

GMWB	2,474	Discounted cash flow	Equity volatility	6.15% - 48.85%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(c)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(d)	0.12% - 1.53%

Index annuities	3,895	Discounted cash flow	Lapse rate	0.31% - 50.00%
			Mortality multiplier(c)	24.00% - 180.00%
			Option budget	1.00% - 4.00%
			NPA(d)	0.12% - 1.53%
Indexed life	510	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(d)	0.12% - 1.53%

(a)Information received from third-party valuation service providers. The ranges of the unobservable inputs for constant prepayment rate, loss severity and constant default rate relate to each of the individual underlying mortgage loans that comprise the entire portfolio of securities in the RMBS and CDO securitization vehicles and not necessarily to the securitization vehicle bonds (tranches) purchased by us. The ranges of these inputs do not directly correlate to changes in the fair values of the tranches purchased by us, because there are other factors relevant to the fair values of specific tranches owned by us including, but not limited to, purchase price, position in the waterfall, senior versus subordinated position and attachment points. The weighted averaging for fixed maturity securities is based on the estimated fair value of the securities.

(b)Represents discount rates, estimates and assumptions that we believe would be used by market participants when valuing these assets and liabilities.

(c)Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table.

(d)The non-performance risk adjustment (NPA) applied as a spread over risk-free curve for discounting.

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

26 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Interrelationships between Unobservable Inputs

We consider unobservable inputs to be those for which market data is not available and that are developed using the best information available to us about the assumptions that market participants would use when pricing the asset or liability. Relevant inputs vary depending on the nature of the instrument being measured at fair value. The following paragraphs provide a general description of significant unobservable inputs along with interrelationships between and among the significant unobservable inputs and their impact on the fair value measurements. In practice, simultaneous changes in assumptions may not always have a linear effect on the inputs discussed below. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below. For each of the individual relationships described below, the inverse relationship would also generally apply.

Fixed Maturity Securities

The significant unobservable input used in the fair value measurement of fixed maturity securities is yield. The yield is affected by the market movements in credit spreads and U.S. Treasury yields. The yield may be affected by other factors including constant prepayment rates, loss severity, and constant default rates. In general, increases in the yield would decrease the fair value of investments, and conversely, decreases in the yield would increase the fair value of investments.

Embedded derivatives within Policyholder contract deposits

Embedded derivatives reported within Policyholder contract deposits include interest crediting rates based on market indices within index annuities, indexed life, and GICs as well as GMWB within variable annuity and certain index annuity products. For any given contract, assumptions for unobservable inputs vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. The following unobservable inputs are used for valuing embedded derivatives measured at fair value:

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

AIG | First Quarter 2020 Form 10-Q 27

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

		March 31, 2020		December 31, 2019
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,245	$1,454	$1,189	$1,543

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	412	451	400	290

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	130	142	111	155

Growth Equity	Funds that make investments in established companies for the purpose of growing their businesses	480	87	422	57

Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	377	339	325	414

Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	769	135	773	206
Total private equity funds		3,413	2,608	3,220	2,665
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	361	-	727	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	408	-	539	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	697	-	894	-

Distressed	Securities of companies that are in default, under bankruptcy protection or troubled	-	-	1	-

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	150	1	168	1
Total hedge funds		1,616	1	2,329	1
Total		$5,029	$2,609	$5,549	$2,666

Private equity fund investments included above are not redeemable, because distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10-year lives at their inception, but these lives may be extended at the fund manager’s discretion, typically in one or two-year increments.

The hedge fund investments included above, which are carried at fair value, are generally redeemable subject to the redemption notices period. The majority of our hedge fund investments are redeemable monthly or quarterly.

28 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Three Months Ended March 31,	Gain (Loss)
(in millions)	2020	2019
Assets:
Bonds	$(60)	$355
Alternative investments(a)	(139)	230
Liabilities:
Long-term debt(b)	(203)	(60)
Total gain (loss)	$(402)	$525

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

The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	March 31, 2020			December 31, 2019
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Liabilities:
Long-term debt*	$2,276	$1,543	$733	$2,062	$1,502	$560

*Includes GIAs, notes, bonds, loans and mortgages payable.

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended March 31,
(in millions)	Level 1	Level 2	Level 3	Total	2020	2019
March 31, 2020
Other investments	$-	$-	$97	$97	$11	$41
Other assets	-	-	-	-	12	8
Total	$-	$-	$97	$97	$23	$49
December 31, 2019
Other investments	$-	$-	$329	$329
Other assets	-	-	1	1
Total	$-	$-	$330	$330

AIG | First Quarter 2020 Form 10-Q 29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
March 31, 2020
Assets:
Mortgage and other loans receivable	$-	$100	$47,508	$47,608	$46,844
Other invested assets	-	772	6	778	778
Short-term investments	-	11,587	-	11,587	11,587
Cash	2,738	-	-	2,738	2,738
Other assets	340	34	-	374	374
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	246	137,161	137,407	127,194
Other liabilities	14	4,333	-	4,347	4,347
Long-term debt and debt of consolidated investment entities	-	24,765	9,114	33,879	33,134
Separate account liabilities - investment contracts	-	74,711	-	74,711	74,711
December 31, 2019
Assets:
Mortgage and other loans receivable	$-	$101	$48,904	$49,005	$46,984
Other invested assets	-	735	6	741	742
Short-term investments	-	7,887	-	7,887	7,887
Cash	2,856	-	-	2,856	2,856
Other assets	291	20	-	311	311
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	255	132,991	133,246	126,137
Other liabilities	15	3,048	-	3,063	3,063
Long-term debt and debt of consolidated investment entities	-	27,024	8,883	35,907	33,288
Separate account liabilities - investment contracts	-	88,770	-	88,770	88,770

30 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

6. Investments

Fixed Maturity Securities

Subsequent to the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020

On January 1, 2020, AIG adopted the Financial Instruments Credit Losses Standard. Prior to the adoption of this standard, AIG did not record an allowance against the amortized cost basis of held to maturity securities. Premiums and discounts arising from the purchase of bonds classified as available for sale are treated as yield adjustments over their estimated holding periods, until maturity, or call date, if applicable. For investments in certain structured securities, recognized yields are updated based on current information regarding the timing and amount of expected undiscounted future cash flows. For high credit quality structured securities, effective yields are recalculated based on actual payments received and updated prepayment expectations, and the amortized cost is adjusted to the amount that would have existed had the new effective yield been applied since acquisition with a corresponding charge or credit to net investment income.

For structured securities that are not high credit quality, the structured securities yields are based on expected cash flows which take into account both expected credit losses and prepayments. An allowance for credit losses is not established upon initial recognition of the asset (unless the security is determined to be PCD which is discussed in more detail below). Subsequently, differences between actual and expected cash flows and changes in expected cash flows are recognized as adjustments to the allowance for credit losses. Changes that cannot be reflected as adjustments to the allowance for credit losses are accounted for as prospective adjustments to yield.

Prior to the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020

Premiums and discounts arising from the purchase of bonds classified as available for sale are treated as yield adjustments over their estimated holding periods, until maturity, or call date, if applicable. For investments in certain RMBS, CMBS and CDO/ABS, (collectively, structured securities), recognized yields are updated based on current information regarding the timing and amount of expected undiscounted future cash flows. For high credit quality structured securities, effective yields are recalculated based on actual payments received and updated prepayment expectations, and the amortized cost is adjusted to the amount that would have existed had the new effective yield been applied since acquisition with a corresponding charge or credit to net investment income. For structured securities that are not high credit quality, effective yields are recalculated and adjusted prospectively based on changes in expected undiscounted future cash flows. For purchased credit impaired (PCI) securities, at acquisition, the difference between the undiscounted expected future cash flows and the recorded investment in the securities represents the initial accretable yield, which is to be accreted into net investment income over the securities’ remaining lives on an effective level-yield basis. Subsequently, effective yields recognized on PCI securities are recalculated and adjusted prospectively to reflect changes in the contractual benchmark interest rates on variable rate securities and any significant increases in undiscounted expected future cash flows arising due to reasons other than interest rate changes.

AIG | First Quarter 2020 Form 10-Q 31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

	Amortized	Allowance	Gross	Gross
	Cost or	for Credit	Unrealized	Unrealized	Fair
(in millions)	Cost	Losses(a)	Gains	Losses	Value
March 31, 2020
Bonds available for sale:
U.S. government and government sponsored entities	$4,664	$-	$1,042	$(17)	$5,689
Obligations of states, municipalities and political subdivisions	14,140	-	1,375	(75)	15,440
Non-U.S. governments	13,737	(7)	676	(233)	14,173
Corporate debt	140,356	(167)	9,073	(4,940)	144,322
Mortgage-backed, asset-backed and collateralized:
RMBS	29,433	(37)	2,069	(608)	30,857
CMBS	13,988	-	530	(292)	14,226
CDO/ABS	18,268	-	136	(1,335)	17,069
Total mortgage-backed, asset-backed and collateralized	61,689	(37)	2,735	(2,235)	62,152
Total bonds available for sale(c)	$234,586	$(211)	$14,901	$(7,500)	$241,776

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(b)
December 31, 2019
Bonds available for sale:
U.S. government and government sponsored entities	$5,108	$316	$(44)	$5,380	$-
Obligations of states, municipalities and political subdivisions	13,960	1,390	(32)	15,318	-
Non-U.S. governments	14,042	884	(57)	14,869	(18)
Corporate debt	138,046	12,090	(500)	149,636	7
Mortgage-backed, asset-backed and collateralized:
RMBS	29,802	3,067	(64)	32,805	1,149
CMBS	13,879	576	(25)	14,430	34
CDO/ABS	18,393	348	(93)	18,648	14
Total mortgage-backed, asset-backed and collateralized	62,074	3,991	(182)	65,883	1,197
Total bonds available for sale(c)	$233,230	$18,671	$(815)	$251,086	$1,186

(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through the statements of income and are not recognized in other comprehensive income.

(b)Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income (loss). Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

(c)At March 31, 2020 and December 31, 2019, bonds available for sale held by us that were below investment grade or not rated totaled $25.1 billion and $27.8 billion, respectively.

32 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Securities Available for Sale in a Loss Position for Which No Allowance for Credit Loss Has Been Recorded

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit loss has been recorded:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
March 31, 2020
Bonds available for sale:
U.S. government and government sponsored entities	$249	$17	$4	$-	$253	$17
Obligations of states, municipalities and political
subdivisions	1,274	63	181	12	1,455	75
Non-U.S. governments	2,277	156	197	62	2,474	218
Corporate debt	45,529	4,213	1,171	485	46,700	4,698
RMBS	5,743	346	504	39	6,247	385
CMBS	4,653	282	104	10	4,757	292
CDO/ABS	11,229	950	2,734	385	13,963	1,335
Total bonds available for sale	$70,954	$6,027	$4,895	$993	$75,849	$7,020

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
Bonds available for sale:
U.S. government and government sponsored entities	$1,461	$44	$63	$-	$1,524	$44
Obligations of states, municipalities and political
subdivisions	672	21	246	11	918	32
Non-U.S. governments	1,105	12	343	45	1,448	57
Corporate debt	11,868	319	2,405	181	14,273	500
RMBS	3,428	28	1,367	36	4,795	64
CMBS	1,877	16	367	9	2,244	25
CDO/ABS	3,920	53	2,571	40	6,491	93
Total bonds available for sale	$24,331	$493	$7,362	$322	$31,693	$815

At March 31, 2020, we held 14,067 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 1,041 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2019, we held 5,695 individual fixed maturity securities that were in an unrealized loss position, of which 1,254 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2020 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
AIG | First Quarter 2020 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities
	Available for Sale
	Amortized Cost,
(in millions)	Net of Allowance	Fair Value
March 31, 2020
Due in one year or less	$10,370	$10,517
Due after one year through five years	42,552	42,479
Due after five years through ten years	41,923	41,993
Due after ten years	77,878	84,635
Mortgage-backed, asset-backed and collateralized	61,652	62,152
Total	$234,375	$241,776

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

Three Months Ended March 31,	2020		2019
	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses
Fixed maturity securities	$380	$166	$93	$124

For the three-month periods ended March 31, 2020 and 2019, the aggregate fair value of available for sale securities sold was $7.2 billion and $6.4 billion, respectively, which resulted in net realized capital gains (losses) of $214 million and $(31) million, respectively.

Other Securities Measured at Fair Value

The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option and equity securities measured at fair value:

	March 31, 2020		December 31, 2019
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$2,057	34%	$2,121	28%
Corporate debt	16	-	18	-
Mortgage-backed, asset-backed and collateralized:
RMBS	467	8	489	7
CMBS	271	5	322	4
CDO/ABS and other collateralized	2,542	43	3,732	50
Total mortgage-backed, asset-backed and collateralized	3,280	56	4,543	61
Total fixed maturity securities	5,353	90	6,682	89
Equity securities	624	10	841	11
Total	$5,977	100%	$7,523	100%

34 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	March 31,	December 31,
(in millions)	2020	2019
Alternative investments(a) (b)	$8,158	$8,845
Investment real estate(c)	8,348	8,491
All other investments	1,460	1,456
Total	$17,966	$18,792

(a)At March 31, 2020, included hedge funds of $2.2 billion, private equity funds of $5.6 billion and affordable housing partnerships of $282 million. At December 31, 2019, included hedge funds of $3.3 billion, private equity funds of $5.2 billion and affordable housing partnerships of $331 million.

(b)At March 31, 2020, approximately 78 percent of our hedge fund portfolio is available for redemption in 2020. The remaining 22 percent will be available for redemption between 2021 and 2027.

(c)Net of accumulated depreciation of $720 million and $703 million at March 31, 2020 and December 31, 2019, respectively.

Net Investment Income

The following table presents the components of Net investment income:

Three Months Ended March 31,
(in millions)	2020	2019
Available for sale fixed maturity securities, including short-term investments	$2,609	$2,653
Other fixed maturity securities(a)	(60)	327
Equity securities	(191)	79
Interest on mortgage and other loans	513	498
Alternative investments(b)	(59)	419
Real estate	59	69
Other investments(c)	(215)	(52)
Total investment income	2,656	3,993
Investment expenses	148	114
Net investment income	$2,508	$3,879

(a)Included in the three-month periods ended March, 31 2020 and 2019 is income of $169 million and $28 million, respectively, for fixed maturity securities measured at fair value through income that economically hedge liabilities as described in (c) below.

(b)Includes income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

(c)Included in the three-month periods ended March, 31 2020 and 2019 are losses of $202 million and $15 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.

Net Realized Capital Gains and Losses

Net realized capital gains and losses are determined by specific identification. The net realized capital gains and losses are generated primarily from the following sources:

•Sales or full redemptions of available for sale fixed maturity securities, real estate and other alternative investments.

•Reductions to the amortized cost basis of available for sale fixed maturity securities that have been written down due to our intent to sell them or it being more likely than not that we will be required to sell them.

•Changes in the allowance for credit losses on bonds available for sale, mortgage and other loans receivable, and loans commitments.

•Changes in fair value of derivatives except for those instruments that are designated as hedging instruments when the change in the fair value of the hedged item is not reported in Net realized capital gains (losses).

•Foreign exchange gains and losses resulting from foreign currency transactions.

AIG | First Quarter 2020 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

The following table presents the components of Net realized capital gains (losses):

Three Months Ended March 31,
(in millions)	2020	2019
Sales of fixed maturity securities	$214	$(31)
Other-than-temporary impairments	-	(83)
Change in intent*	-	-
Change in allowance for credit losses on fixed maturity securities	(198)	-
Change in allowance for credit losses on loans	(38)	(24)
Foreign exchange transactions	(254)	(37)
Variable annuity embedded derivatives, net of related hedges	2,192	(261)
All other derivatives and hedge accounting	1,559	(72)
Other	44	62
Net realized capital gains (losses)	$3,519	$(446)

*For the three months ended March 31, 2019, the change in intent was included in Other-than-temporary impairments.

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

Three Months Ended March 31,
(in millions)	2020	2019
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(10,455)	$5,982
Other investments	-	(69)
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$(10,455)	$5,913

The following table summarizes the unrealized gains and losses recognized in Net Investment Income during the reporting period on equity securities still held at the reporting date:

		Other Invested
(in millions)	Equities	Assets	Total
Three Months Ended March 31, 2020
Net gains and losses recognized during the period on equity securities	$(191)	$(129)	$(320)
Less: Net gains and losses recognized during the period on equity securities sold
during the period	12	2	14
Unrealized gains and losses recognized during the reporting period on equity
securities still held at the reporting date	$(203)	$(131)	$(334)
Three Months Ended March 31, 2019
Net gains and losses recognized during the period on equity securities	$79	$239	$318
Less: Net gains and losses recognized during the period on equity securities sold
during the period	19	10	29
Unrealized gains and losses recognized during the reporting period on equity
securities still held at the reporting date	$60	$229	$289

36 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Evaluating Investments for AN ALLOWANCE FOR CREDIT LOSSES/OTHER-than-TEMPORARY IMPAIRMENTS

Fixed Maturity Securities

Subsequent to the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, an impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized capital losses. No allowance is established in these situations. When assessing our intent to sell a fixed maturity security, or whether it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition our investment portfolio, sales of securities to meet cash flow needs and sales of securities to take advantage of favorable pricing.

For fixed maturity securities for which a decline in the fair value below the amortized cost is due to credit related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to realized capital losses. The allowance for credit losses is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit related factors is presented in unrealized appreciation (depreciation) of fixed maturity securities on which an allowance for credit losses were recognized (a separate component of accumulated other comprehensive income). Accrued interest is excluded from the measurement of the allowance for credit losses.

When estimating future cash flows for structured fixed maturity securities (e.g., RMBS, CMBS, CDO, ABS) management considers the historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and the priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs, which vary by asset class:

•Current delinquency rates;

•Expected default rates and the timing of such defaults;

•Loss severity and the timing of any recovery; and

•Expected prepayment speeds.

When estimating future cash flows for corporate, municipal and sovereign fixed maturity securities determined to be credit impaired, management considers:

•Expected default rates and the timing of such defaults;

•Loss severity and the timing of any recovery; and

•Scenarios specific to the issuer and the security, which may also include estimates of outcomes of corporate restructurings, political and macroeconomic factors, stability and financial strength of the issuer, the value of any secondary sources of repayment and the disposition of assets.

We consider severe price declines in our assessment of potential credit impairments. We may also modify our model inputs when we determine that price movements in certain sectors are indicative of factors not captured by the cash flow models.

Credit losses are reassessed each period. The allowance for credit losses and the corresponding charge to realized capital losses can be reversed if conditions change, however, the allowance for credit losses will never be reduced below zero. When we determine that all or a portion of a fixed maturity security is uncollectable, the uncollectable amortized cost amount is written off with a corresponding reduction to the allowance for credit losses. If we collect cash flows that were previously written off the recovery is recognized by decreasing realized capital losses.

Prior to the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020

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

AIG | First Quarter 2020 Form 10-Q 37

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

Credit Impairments

The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended March 31, 2020		Non-
(in millions)	Structured	Structured	Total
Balance, beginning of year *	$7	$-	$7
Additions:
Securities for which allowance for credit losses were not previously recorded	24	174	198
Purchases of available for sale debt securities accounted for as
purchased credit deteriorated assets	6	-	6
Reductions:
Securities sold during the period	-	-	-
Intent to sell security or more likely than not will be required to sell the security
before recovery of its amortized cost basis	-	-	-
Additional increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent
to sell before recovery amortized cost basis	-	-	-
Write-offs charged against the allowance	-	-	-
Recoveries of amounts previously written off	-	-	-
Other	-	-	-
Balance, end of period	$37	$174	$211

* The beginning balance incorporates the Day 1 gross up on PCD assets held as of January 1, 2020.

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

Three Months Ended March 31, 2019
(in millions)
Balance, beginning of year	$-
Increases due to:
Credit impairments on new securities subject to impairment losses	68
Additional credit impairments on previously impaired securities	6
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(21)
Accretion on securities previously impaired due to credit*	-
Balance, end of period	$53

*Represents both accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities and the accretion due to the passage of time.

38 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Purchased Credit Deteriorated/Impaired Securities

Subsequent to the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020

We purchase certain RMBS securities that have experienced more-than-insignificant deterioration in credit quality since origination. Subsequent to the adoption of the Financial Instruments Credit Losses Standard these are referred to as PCD assets. At the time of purchase an allowance is recognized for these PCD assets by adding it to the purchase price to arrive at the initial amortized cost. There is no credit loss expense recognized upon acquisition of a PCD asset. When determining the initial allowance for credit losses, management considers the historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and the priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs:

•Current delinquency rates;

•Expected default rates and the timing of such defaults;

•Loss severity and the timing of any recovery; and

•Expected prepayment speeds.

Subsequent to the acquisition date, the PCD assets follow the same accounting as other structured securities that are not high credit quality.

During the three-month period ended March 31, 2020, we purchased certain securities which had more than insignificant credit deterioration since their origination. These PCD securities are held in the portfolio of bonds available for sale in their natural classes at March 31, 2020.

The following table presents a reconciliation of the purchase price to the unpaid principal balance at the acquisition date of the PCD securities that were purchased with credit deterioration during the three-month period ended March 31, 2020:

(in millions)	March 31, 2020
Unpaid principal balance	$187
Allowance for expected credit losses at acquisition	(6)
Purchase (discount) premium	(48)
Purchase price	$133

Prior to the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020

We purchase certain RMBS securities that have experienced deterioration in credit quality since their issuance. We determine whether it is probable at acquisition that we will not collect all contractually required payments for these purchased credit impaired (PCI) securities, including both principal and interest. At acquisition, the timing and amount of the undiscounted future cash flows expected to be received on each PCI security is determined based on our best estimate using key assumptions, such as interest rates, default rates and prepayment speeds. At acquisition, the difference between the undiscounted expected future cash flows of the PCI securities and the recorded investment in the securities represents the initial accretable yield, which is accreted into Net investment income over their remaining lives on an effective yield basis. Additionally, the difference between the contractually required payments on the PCI securities and the undiscounted expected future cash flows represents the non-accretable difference at acquisition. The accretable yield and the non-accretable difference will change over time, based on actual payments received and changes in estimates of undiscounted expected future cash flows, which are discussed further below.

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

AIG | First Quarter 2020 Form 10-Q 39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

The following tables present information on our PCI securities, which are included in bonds available for sale as of December 31, 2019:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$35,139
Cash flows expected to be collected*	28,720
Recorded investment in acquired securities	19,382

*Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	December 31, 2019
Outstanding principal balance	$10,476
Amortized cost	6,970
Fair value	8,664

The following table presents activity for the accretable yield on PCI securities:

Three Months Ended March 31, 2019
(in millions)
Balance, beginning of year	$7,210
Newly purchased PCI securities	12
Accretion	(172)
Effect of changes in interest rate indices	(134)
Net reclassification from (to) non-accretable difference, including effects of prepayments	(115)
Activities related to businesses reclassified to held for sale	-
Balance, end of period	$6,801

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	March 31, 2020	December 31, 2019
Fixed maturity securities available for sale	$2,759	$3,030

At March 31, 2020 and December 31, 2019, amounts borrowed under repurchase and securities lending agreements totaled $2.9 billion and $3.1 billion, respectively.

40 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
March 31, 2020
Bonds available for sale:
Non-U.S. governments	$4	$22	$-	$-	$-	$26
Corporate debt	19	104	-	-	-	123
Total	$23	$126	$-	$-	$-	$149

December 31, 2019
Bonds available for sale:
Non-U.S. governments	$2	$71	$-	$-	$-	$73
Corporate debt	22	55	82	-	-	159
Total	$24	$126	$82	$-	$-	$232

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
March 31, 2020
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$234	$136	$-	$-	$370
Non-U.S. governments	-	-	85	-	-	85
Corporate debt	-	1,083	740	-	-	1,823
RMBS	-	-	-	332	-	332
Total	$-	$1,317	$961	$332	$-	$2,610

December 31, 2019
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$386	$-	$-	$386
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	1,071	947	-	-	2,018
RMBS	-	-	-	394	-	394
Total	$-	$1,071	$1,333	$394	$-	$2,798

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	March 31, 2020	December 31, 2019
Securities collateral pledged to us	$3,935	$2,567
Amount sold or repledged by us	-	121

At March 31, 2020 and December 31, 2019, amounts loaned under reverse repurchase agreements totaled $3.9 billion and $2.6 billion, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

AIG | First Quarter 2020 Form 10-Q 41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Investments

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance treaties, was $8.7 billion at both March 31, 2020 and December 31, 2019.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $201 million and $194 million of stock in FHLBs at March 31, 2020 and December 31, 2019, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $5.8 billion and $2.2 billion, respectively, at March 31, 2020 and $4.3 billion and $1.8 billion, respectively, at December 31, 2019.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.6 billion and $1.5 billion at March 31, 2020 and December 31, 2019, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $430 million and $330 million, comprised of bonds available for sale and short term investments at March 31, 2020 and December 31, 2019, respectively.

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

Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of March 31, 2020, $4 million and $304 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.

Accrued interest is presented separately and is included in Other assets on the Condensed Consolidated Balance Sheets. As of March 31, 2020, accrued interest receivable was $18 million and $130 million associated with residential mortgage loans and commercial mortgage loans, respectively.

A significant majority of commercial mortgages in the portfolio are non-recourse loans and, accordingly, the only guarantees are for specific items that are exceptions to the non-recourse provisions. It is therefore extremely rare for us to have cause to enforce the provisions of a guarantee on a commercial real estate or mortgage loan.

42 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

The following table presents the composition of Mortgage and other loans receivable, net:

	March 31,	December 31,
(in millions)	2020	2019
Commercial mortgages(a)	$36,291	$36,170
Residential mortgages	6,718	6,683
Life insurance policy loans	2,061	2,065
Commercial loans, other loans and notes receivable	2,561	2,504
Total mortgage and other loans receivable	47,631	47,422
Allowance for credit losses(b)	(787)	(438)
Mortgage and other loans receivable, net	$46,844	$46,984

(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 23 percent and 11 percent, respectively, at March 31, 2020 and 23 percent and 10 percent, respectively, at December 31, 2019).

(b)Does not include $58 million of expected credit loss liability at March 31, 2020 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

Nonperforming loans are generally those loans where payment of contractual principal or interest is more than 90 days past due. Nonperforming loans were not significant for all periods presented.

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

March 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
>1.2X	$701	$5,557	$5,963	$4,309	$5,165	$10,745	$32,440
1.00 - 1.20X	115	255	505	338	162	2,072	3,447
<1.00X	-	74	-	-	-	330	404
Total commercial mortgages	$816	$5,886	$6,468	$4,647	$5,327	$13,147	$36,291

The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

March 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
Less than 65%	$567	$4,567	$4,508	$3,584	$4,032	$10,745	$28,003
65% to 75%	249	1,319	1,960	924	1,104	2,221	7,777
76% to 80%	-	-	-	-	191	5	196
Greater than 80%	-	-	-	139	-	176	315
Total commercial mortgages	$816	$5,886	$6,468	$4,647	$5,327	$13,147	$36,291

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

December 31, 2019	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
Loan-to-Value Ratios(b)
Less than 65%	$23,013	$2,440	$245	$25,698
65% to 75%	9,007	899	40	9,946
76% to 80%	200	6	-	206
Greater than 80%	184	2	134	320
Total commercial mortgages	$32,404	$3,347	$419	$36,170

(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 2.0X at both March 31, 2020 and December 31, 2019. The debt service coverage ratios have been updated within the last three months.

(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 56 percent at both March 31, 2020 and December 31, 2019. The loan-to-value ratios have been updated within the last three months.

AIG | First Quarter 2020 Form 10-Q 43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
March 31, 2020
Credit Quality Performance
Indicator:
In good standing	718	$14,153	$10,478	$5,221	$3,574	$2,156	$438	$36,020	99%
Restructured(a)	5	-	87	25	-	101	-	213	1
90 days or less delinquent	1	1	-	-	-	-	-	1	-
>90 days delinquent or in
process of foreclosure	2	-	57	-	-	-	-	57	-
Total(b)	726	$14,154	$10,622	$5,246	$3,574	$2,257	$438	$36,291	100%
Allowance for credit losses		$161	$315	$115	$66	$24	$8	$689	2%
December 31, 2019
Credit Quality Performance
Indicator:
In good standing	736	$13,698	$10,553	$5,332	$3,663	$2,211	$522	$35,979	99%
Restructured(a)	3	-	89	-	-	101	-	190	1
90 days or less delinquent	1	1	-	-	-	-	-	1	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	740	$13,699	$10,642	$5,332	$3,663	$2,312	$522	$36,170	100%
Allowance for credit losses:
Specific		$-	$2	$1	$-	$6	$-	$9	-%
General		81	153	44	30	14	5	327	1
Total allowance for credit losses		$81	$155	$45	$30	$20	$5	$336	1%

(a)Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings see Note 8 to the Consolidated Financial Statements in the 2019 Annual Report.

(b)Does not reflect allowance for credit losses.

(c)Our commercial mortgage loan portfolio is current as to payments of principal and interest, for both periods presented. There were no significant amounts of nonperforming commercial mortgages (defined as those loans where payment of contractual principal or interest is more than 90 days past due) during any of the periods presented.

The following table presents credit quality performance indicators for residential mortgages by year of vintage:

March 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
FICO*:
780 and greater	$116	$973	$638	$984	$996	$969	$4,676
720 - 779	128	496	190	265	282	285	1,646
660 - 719	6	77	43	55	65	85	331
600 - 659	1	8	7	8	7	16	47
Less than 600	-	1	1	2	3	11	18
Total residential mortgages	$251	$1,555	$879	$1,314	$1,353	$1,366	$6,718

*Fair Isaac Corporation (FICO) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last three months

Methodology Used to Estimate the Allowance for Credit Losses

Subsequent to the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020

At the time of origination or purchase, an allowance for credit losses is established for mortgage and other loan receivables and is updated each reporting period. Changes in the allowance for credit losses are recorded in realized capital losses. This allowance reflects the risk of loss, even when that risk is remote, and reflects losses expected over the remaining contractual life of the loan. The allowance for credit losses considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. We revert to historical information when we determine that we can no longer reliably forecast future economic assumptions.

44 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Lending Activities

The allowances for the commercial mortgage loans and residential mortgage loans are estimated utilizing a Probability of Default /Loss Given Default model. Loss rate factors are determined based on historical data and adjusted for current and forecasted information. The loss rates are applied based on individual loan attributes and considering such data points as Loan-to-Value, FICO scores, and debt service coverage.

The estimate of credit losses also reflects management’s assumptions on certain macroeconomic factors that include, but are not limited to, gross domestic product growth, employment, inflation, housing price index, interest rates and credit spreads.

Accrued interest is excluded from the measurement of the allowance for credit losses and accrued interest is reversed through interest income once a loan is placed on nonaccrual.

When all or a portion of a loan is deemed uncollectible, the uncollectible portion of the carrying amount of the loan is charged off against the allowance.

We also have off-balance sheet commitments related to our commercial mortgage loans. The liability for expected credit losses related to these commercial mortgage loan commitments is reported in Other liabilities in the Condensed Consolidated Balance Sheets. When a commitment is funded, we record a loan receivable and reclassify the liability for expected credit losses related to the commitment into loan allowance for expected credit losses. Other changes in the liability for expected credit losses on loan commitments are recorded in Net realized capital gains (losses) in the Condensed Consolidated Statements of Income.

Prior to the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020

Mortgage and other loans receivable are considered impaired when collection of all amounts due under contractual terms is not probable. Impairment is measured using either i) the present value of expected future cash flows discounted at the loan’s effective interest rate, ii) the loan’s observable market price, if available, or iii) the fair value of the collateral if the loan is collateral dependent. Impairment of commercial mortgages is typically determined using the fair value of collateral while impairment of other loans is typically determined using the present value of cash flows or the loan’s observable market price. An allowance is typically established for the difference between the impaired value of the loan and its current carrying amount. Additional allowance amounts are established for incurred but not specifically identified impairments, based on statistical models primarily driven by past-due status, debt service coverage, loan-to-value ratio, property type and location, loan term, profile of the borrower and of the major property tenants, and loan seasoning. When all or a portion of a loan is deemed uncollectable, the uncollectable portion of the carrying amount of the loan is charged off against the allowance.

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable(a):

Three Months Ended March 31,	2020			2019
	Commercial	Other		Commercial		Other
(in millions)	Mortgages	Loans	Total	Mortgages		Loans	Total
Allowance, beginning of year	$336	$102	$438	$318		$79	$397
Initial allowance upon CECL adoption	311	7	318	-		-	-
Loans charged off	-	-	-	-		-	-
Recoveries of loans previously charged off	-	-	-	-		-	-
Net charge-offs	-	-	-	-		-	-
Provision for loan losses	42	(11)	31	5		20	25
Allowance, end of period	$689	$98	$787	$323	(b)	$99	$422

(a)Does not include $58 million of expected credit loss liability at March 31, 2020 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

(b)The March 31, 2019 total allowance was calculated prior to the adoption of ASC 326 on January 1, 2020. Of the total allowance, $3 million relates to individually assessed credit losses on $148 million of commercial mortgages at 2019.

As a result of the COVID-19 crisis, including the significant global economic slowdown and general market decline, our expectations and models used to estimate the allowance for losses on commercial and residential mortgage loans have been updated to reflect the current economic environment. The full impact of COVID-19 on real estate valuations remains uncertain and we will continue to review our valuations as further information becomes available.

During the three month period ended March 31, 2020, loans with a carrying value of $25 million were modified in troubled debt restructurings. There were no loans modified in troubled debt restructurings during the three-month period ended March 31, 2019.

AIG | First Quarter 2020 Form 10-Q 45

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

	Real Estate and		Affordable
	Investment	Securitization	Housing
(in millions)	Entities(d)	Vehicles(e)	Partnerships	Other	Total
March 31, 2020
Assets:
Bonds available for sale	$256	$6,255	$-	$-	$6,511
Other bond securities	-	2,266	-	1	2,267
Mortgage and other loans receivable	-	4,025	-	-	4,025
Other invested assets	5,180	-	3,635	42	8,857
Other(a)	500	1,915	483	42	2,940
Total assets(b)	$5,936	$14,461	$4,118	$85	$24,600
Liabilities:
Long-term debt	$2,794	$4,515	$2,201	$4	$9,514
Other(c)	184	193	195	23	595
Total liabilities	$2,978	$4,708	$2,396	$27	$10,109
December 31, 2019
Assets:
Bonds available for sale	$177	$7,239	$-	$-	$7,416
Other bond securities	-	3,324	-	1	3,325
Mortgage and other loans receivable	-	3,860	-	-	3,860
Other invested assets	5,231	-	3,464	42	8,737
Other(a)	615	1,996	469	42	3,122
Total assets(b)	$6,023	$16,419	$3,933	$85	$26,460
Liabilities:
Long-term debt	$2,810	$4,356	$2,074	$4	$9,244
Other(c)	236	359	195	24	814
Total liabilities	$3,046	$4,715	$2,269	$28	$10,058

(a)Comprised primarily of Short-term investments and Other assets at March 31, 2020 and December 31, 2019.

(b)The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)Comprised primarily of Other liabilities at March 31, 2020 and December 31, 2019.

(d)At March 31, 2020 and December 31, 2019, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $2.4 billion and $2.6 billion, respectively.

(e)At March 31, 2020 and December 31, 2019, the company had contributed total assets of $13.7 billion and $15.6 billion, respectively, into consolidated securitization vehicles.

46 AIG | First Quarter 2020 Form 10-Q

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
March 31, 2020
Real estate and investment entities(a)	$288,131	$5,810	$3,546		$9,356
Affordable housing partnerships	3,064	397	-		397
Other	5,514	358	561	(c)	919
Total	$296,709	$6,565	$4,107		$10,672
December 31, 2019
Real estate and investment entities(a)	$283,349	$6,519	$3,286		$9,805
Affordable housing partnerships	3,351	453	-		453
Other	5,320	310	561	(c)	871
Total	$292,020	$7,282	$3,847		$11,129

(a)Comprised primarily of hedge funds and private equity funds.

(b)At March 31, 2020 and December 31, 2019, $6.4 billion and $7.0 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

(c)These amounts represent our estimate of the maximum exposure to loss under certain insurance policies issued to VIEs if a hypothetical loss occurred to the extent of the full amount of the insured value. Our insurance policies cover defined risks and our estimate of liability is included in our insurance reserves on the balance sheet.

For additional information on VIEs see Note 11 to the Consolidated Financial Statements in the 2019 Annual Report.

9. Derivatives and Hedge Accounting

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations.

For a discussion of our accounting policies and procedures regarding derivatives and hedge accounting see Note 12 to the Consolidated Financial Statements in the 2019 Annual Report.

Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium- and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, foreign currency transactions, and foreign denominated investments. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities and economically hedge certain investments. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset.

In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, credit default swaps (CDSs) and purchases of investments with embedded derivatives, such as equity-linked notes and convertible bonds.

AIG | First Quarter 2020 Form 10-Q 47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2020				December 31, 2019
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$735	$18	$316	$11	$495	$3	$410	$7
Foreign exchange contracts	7,592	843	1,929	88	4,328	342	5,230	162
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	50,409	6,605	36,573	4,215	52,437	3,197	35,231	2,742
Foreign exchange contracts	12,350	1,495	8,818	944	8,133	698	12,093	863
Equity contracts	22,291	1,240	4,313	77	18,533	769	7,539	139
Credit contracts(b)	7,617	133	923	81	8,457	3	923	89
Other contracts(c)	41,563	15	56	13	40,582	14	56	7
Total derivatives, gross	$142,557	$10,349	$52,928	$5,429	$132,965	$5,026	$61,482	$4,009
Counterparty netting(d)		(4,645)		(4,645)		(2,427)		(2,427)
Cash collateral(e)		(4,840)		(147)		(1,806)		(527)
Total derivatives on condensed
consolidated balance sheets(f)		$864		$637		$793		$1,055

(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)As of March 31, 2020 and December 31, 2019, included CDSs on super senior multi-sector CDOs with a net notional amount of $146 million and $152 million (fair value liability of $56 million and $48 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio.

(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)Represents cash collateral posted and received that is eligible for netting.

(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both March 31, 2020 and December 31, 2019. Fair value of liabilities related to bifurcated embedded derivatives was $8.2 billion and $6.9 billion, respectively, at March 31, 2020 and December 31, 2019. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components.

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

Collateral posted by us to third parties for derivative transactions was $1.9 billion at March 31, 2020 and $2.2 billion at December 31, 2019. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $5.5 billion and $2.2 billion at March 31, 2020 and December 31, 2019, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

48 AIG | First Quarter 2020 Form 10-Q

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three-month periods ended March 31, 2020 and 2019, we recognized gains of $99 million and $64 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:
	Hedging	Excluded	Hedged
(in millions)	Derivatives(a)	Components(b)	Items	Net Impact
Three Months Ended March 31, 2020
Interest rate contracts:
Interest credited to policyholder account balances	$17	$-	$(17)	$-
Net investment income	(3)	-	3	-
Foreign exchange contracts:
Realized capital gains/(losses)	305	281	(305)	281
Three Months Ended March 31, 2019
Interest rate contracts:
Interest credited to policyholder account balances	$5	$-	$(5)	$-
Net investment income	(1)	-	1	-
Foreign exchange contracts:
Realized capital gains/(losses)	(8)	(14)	8	(14)

(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.

(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

AIG | First Quarter 2020 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses)
Three Months Ended March 31,	Recognized in Earnings
(in millions)	2020	2019
By Derivative Type:
Interest rate contracts	$2,573	$359
Foreign exchange contracts	1,025	(28)
Equity contracts	1,103	(208)
Credit contracts	122	(8)
Other contracts	10	16
Embedded derivatives	(1,052)	(449)
Total	$3,781	$(318)
By Classification:
Policy fees	$15	$17
Net investment income	(2)	(5)
Net realized capital gains (losses)	3,752	(334)
Policyholder benefits and claims incurred	16	4
Total	$3,781	$(318)

CREDIT RISK-RELATED CONTINGENT FEATURES

We estimate that at March 31, 2020, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $44 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $257 million and $336 million at March 31, 2020 and December 31, 2019, respectively. The aggregate fair value of assets posted as collateral under these contracts at March 31, 2020 and December 31, 2019, was approximately $399 million and $381 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $2.3 billion and $3.3 billion at March 31, 2020 and December 31, 2019, respectively. These securities have par amounts of $5.3 billion and $7.4 billion at March 31, 2020 and December 31, 2019, respectively, and have remaining stated maturity dates that extend to 2052.

50 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

10. Insurance Liabilities

Liability for Unpaid Losses and Loss Adjustment Expenses (Loss Reserves)

Loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and loss adjustment expenses, less applicable discount. We regularly review and update the methods used to determine loss reserve estimates. Any adjustments resulting from this review are reflected currently in pre-tax income, except to the extent such adjustment impacts a deferred gain under a retroactive reinsurance agreement, in which case the ceded portion would be amortized into pre-tax income in subsequent periods. Because these estimates are subject to the outcome of future events, changes in estimates are common given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Given the uncertainties around the impact from the COVID-19 crisis, including the significant global economic slowdown and general market decline, the full impact of COVID-19 and how it may ultimately impact the results of our insurance operations remains uncertain. In addition, in response to the crisis, new governmental, legislative and regulatory initiatives have been put in place and continue to be developed that could result in additional restrictions and requirements relating to our policies that may have a negative impact on our business operations. However, we have recorded our estimate of the ultimate liability for claims that have occurred as of the balance sheet date associated with COVID-19 which reflects our expectations given the current facts and circumstances. We will continue to monitor and review the impact. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.3 billion and $12.2 billion at March 31, 2020 and December 31, 2019, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At both March 31, 2020 and December 31, 2019, we held collateral of approximately $8.9 billion, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at March 31, 2020.

AIG | First Quarter 2020 Form 10-Q 51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following table presents the roll-forward of activity in Loss Reserves:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Liability for unpaid loss and loss adjustment expenses, beginning of period	$78,328	$83,639
Reinsurance recoverable	(31,069)	(31,690)
Initial allowance upon CECL adoption	164	-
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	47,423	51,949
Losses and loss adjustment expenses incurred:
Current year	4,111	4,297
Prior years, excluding discount and amortization of deferred gain	(1)	(15)
Prior years, discount charge (benefit)	76	497
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(75)	(86)
Total losses and loss adjustment expenses incurred	4,111	4,693
Losses and loss adjustment expenses paid:
Current year	(342)	(317)
Prior years	(4,351)	(5,639)
Total losses and loss adjustment expenses paid	(4,693)	(5,956)
Other changes:
Foreign exchange effect	(230)	216
Allowance for credit losses	-	-
Retroactive reinsurance adjustment (net of discount)(b)	22	(190)
Total other changes	(208)	26
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	46,633	50,712
Reinsurance recoverable	31,114	31,784
Total	$77,747	$82,496

(a)Includes $8 million and $9 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three-month periods ended March 31, 2020 and 2019, respectively.

(b)Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $72 million and $307 million for the three-month periods ended March 31, 2020 and 2019, respectively.

On January 20, 2017, we entered into an adverse development reinsurance agreement with NICO, under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion. At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion. We account for this transaction as retroactive reinsurance. We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire has provided a parental guarantee to secure the obligations of NICO under the agreement. The total paid claims subject to the agreement as of March 31, 2020 were below the attachment point.

52 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

Discounting of Loss Reserves

At March 31, 2020 and December 31, 2019, the loss reserves reflect a net loss reserve discount of $1.6 billion and $1.5 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:

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

In 2013 and in 2014, our Pennsylvania and Delaware regulators, respectively, approved use of a consistent discount rate (U.S. Treasury rate plus a liquidity premium) to all of our workers’ compensation reserves in our Pennsylvania-domiciled and Delaware domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers compensation portfolios. In 2020, these regulators also approved that the discount rate will be updated on an annual basis, with the next update being performed in the fourth quarter of 2020.

At March 31, 2020 and December 31, 2019, the discount consists of $593 million and $582 million of tabular discount, respectively, and $972 million and $967 million of non-tabular discount for workers’ compensation, respectively. During the three-month periods ended March 31, 2020 and 2019, the benefit (charge) from changes in discount of $(56) million and $(473) million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income.

The following table presents the components of the loss reserve discount discussed above:

	March 31, 2020			December 31, 2019
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
U.S. workers' compensation	$2,087	$657	$2,744	$2,134	$666	$2,800
Retroactive reinsurance	(1,179)	-	(1,179)	(1,251)	-	(1,251)
Total reserve discount*	$908	$657	$1,565	$883	$666	$1,549

*Excludes $170 million and $172 million of discount related to certain long tail liabilities in the UK at March 31, 2020 and December 31, 2019, respectively.

The following table presents the net loss reserve discount benefit (charge):

Three Months Ended March 31,	2020			2019
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio	Total	Insurance	Portfolio	Total
Current accident year	$20	$-	$20	$24	$-	$24
Accretion and other adjustments to prior year discount	(67)	(9)	(76)	(251)	(13)	(264)
Effect of interest rate changes	-	-	-	(167)	(66)	(233)
Net reserve discount benefit (charge)	(47)	(9)	(56)	(394)	(79)	(473)
Change in discount on loss reserves ceded under
retroactive reinsurance	72	-	72	307	-	307
Net change in total reserve discount*	$25	$(9)	$16	$(87)	$(79)	$(166)

*Excludes $(2) million and $35 million discount related to certain long tail liabilities in the UK for the three-month periods ended March 31, 2020 and 2019, respectively.

AIG | First Quarter 2020 Form 10-Q 53

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

Legal Contingencies

Overview

In the normal course of business, AIG and our subsidiaries are subject to regulatory and government investigations and actions, and litigation and other forms of dispute resolution in a large number of proceedings pending in various domestic and foreign jurisdictions. Certain of these matters involve potentially significant risk of loss due to potential for significant jury awards and settlements, punitive damages or other penalties. Many of these matters are also highly complex and may seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from these matters. In our insurance and reinsurance operations, litigation and arbitration concerning the scope of coverage under insurance and reinsurance contracts, and litigation and arbitration in which our subsidiaries defend or indemnify their insureds under insurance contracts, are generally considered in the establishment of our loss reserves. Separate and apart from the foregoing matters involving insurance and reinsurance coverage, AIG, our subsidiaries and their respective officers and directors are subject to a variety of additional types of legal proceedings brought by holders of AIG securities, customers, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification and violations of federal and state statutes and regulations. With respect to these other categories of matters not arising out of claims for insurance or reinsurance coverage, we establish reserves for loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In many instances, we are unable to determine whether a loss is probable or to reasonably estimate the amount of such a loss and, therefore, the potential future losses arising from legal proceedings may exceed the amount of liabilities that we have recorded in our financial statements covering these matters. While such potential future charges could be material, based on information currently known to management, management does not believe, other than as may be discussed below, that any such charges are likely to have a material adverse effect on our financial position or results of operation.

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

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $6.9 billion at March 31, 2020.

54 AIG | First Quarter 2020 Form 10-Q

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

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at March 31, 2020 was $79 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

Other

•For additional discussion on commitments and guarantees associated with VIEs see Note 8 herein.

•For additional disclosures about derivatives see Note 9 herein.

AIG | First Quarter 2020 Form 10-Q 55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

12. Equity

Shares Outstanding

Preferred Stock

On March 14, 2019, we issued 20,000 shares of Series A 5.85% Non-Cumulative Perpetual Preferred Stock (Series A Preferred Stock) (equivalent to 20,000,000 Depositary Shares, each representing a 1/1,000th interest in a share of Series A Preferred Stock), $5.00 par value and $25,000 liquidation preference per share (equivalent to $25 per Depositary Share). After underwriting discounts and expenses, we received net proceeds of approximately $485 million.

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

A “Rating Agency Event” is generally defined to mean that any nationally recognized statistical rating organization within the meaning of Section 3(a)(62) of the Securities Exchange Act of 1934, as amended (the Exchange Act) that then publishes a rating for us amends, clarifies or changes the criteria it uses to assign equity credit to securities such as the Series A Preferred Stock, which amendment, clarification or change results in the shortening of the length of time the Series A Preferred Stock is assigned a particular level of equity credit by that rating agency as compared to the length of time it would have been assigned that level of equity credit by that rating agency or its predecessor on the initial issuance of the Series A Preferred Stock, or the lowering of the equity credit (including up to a lesser amount) assigned to the Series A Preferred Stock by that rating agency as compared to the equity credit assigned by that rating agency or its predecessor on the initial issuance of the Series A Preferred Stock. A “Regulatory Capital Event” is generally defined to mean our good faith determination that as a result of a change in law, rule or regulation, or a proposed change or an official judicial or administrative pronouncement, there is more than an insubstantial risk that the full liquidation preference of the Series A Preferred Stock would not qualify as capital (or a substantially similar concept) for purposes of any group capital standard to which we are or will be subject.

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

On February 12, 2020, our Board of Directors declared a cash dividend of $365.625 per share on AIG’s Series A Preferred Stock. Holders of Depositary Shares each representing a 1/1,000th interest in a share of Series A Preferred Stock received $0.365625 per Depositary Share. The dividend was paid on March 16, 2020 to holders of record at the close of business on February 28, 2020.

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

56 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

Common Stock

The following table presents a rollforward of outstanding shares:

Three Months Ended March 31, 2020	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Shares, beginning of year	1,906,671,492	(1,036,672,461)	869,999,031
Shares issued	-	3,452,529	3,452,529
Shares repurchased	-	(12,160,952)	(12,160,952)
Shares, end of period	1,906,671,492	(1,045,380,884)	861,290,608

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

The following table presents declaration date, record date, payment date and dividends paid per common share on AIG Common Stock:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Common Share
February 12, 2020	March 16, 2020	March 30, 2020	$0.32
February 13, 2019	March 15, 2019	March 29, 2019	0.32

For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries see Note 20 to the Consolidated Financial Statements in the 2019 Annual Report.

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock and warrants to purchase shares of AIG Common Stock:

Three Months Ended March 31,
(in millions)	2020	2019
Aggregate repurchases of common stock	$500	$-
Total number of common shares repurchased	12	-
Aggregate repurchases of warrants	$-	$-
Total number of warrants repurchased	-	-

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On February 13, 2019, our Board of Directors authorized an additional increase of approximately $1.5 billion to its previous share repurchase authorization. As of March 31, 2020, $1.5 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

In the first quarter of 2020, we executed an accelerated stock repurchase (ASR) agreement with a third-party financial institution. The total number of shares of AIG Common Stock repurchased in the three months ended March 31, 2020, and the aggregate purchase price of those shares, reflect our payment of $500 million in the aggregate under the ASR agreement and the receipt of approximately 12 million shares of AIG Common Stock in the aggregate.

AIG | First Quarter 2020 Form 10-Q 57

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

Accumulated Other Comprehensive INCOME (LOSS)

The following table presents a rollforward of Accumulated other comprehensive income (loss):

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Allowance	(Depreciation)	Currency	Plan	Attributable to
	for Credit Losses	of All Other	Translation	Liabilities	Changes in
(in millions)	Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, December 31, 2019, net of tax	$-	$8,722	$(2,625)	$(1,122)	$7	$4,982
Change in unrealized depreciation of investments	(484)	(9,971)	-	-	-	(10,455)
Change in deferred policy acquisition costs
adjustment and other(a)	30	1,377	-	-	-	1,407
Change in future policy benefits	-	1,672	-	-	-	1,672
Change in foreign currency translation adjustments	-	-	(69)	-	-	(69)
Change in net actuarial loss	-	-	-	4	-	4
Change in prior service credit	-	-	-	(1)	-	(1)
Change in deferred tax asset (liability)	95	1,380	(16)	(10)	-	1,449
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	3	3
Total other comprehensive loss	(359)	(5,542)	(85)	(7)	3	(5,990)
Noncontrolling interests	-	(10)	(4)	-	-	(14)
Balance, March 31, 2020, net of tax	$(359)	$3,190	$(2,706)	$(1,129)	$10	$(994)

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, December 31, 2018, net of tax	$(38)	$2,426	$(2,725)	$(1,086)	$10	$(1,413)
Change in unrealized appreciation of investments	849	5,064	-	-	-	5,913
Change in deferred policy acquisition costs
adjustment and other	(8)	(856)	-	-	-	(864)
Change in future policy benefits	-	(1,068)	-	-	-	(1,068)
Change in foreign currency translation adjustments	-	-	188	-	-	188
Change in net actuarial loss	-	-	-	1	-	1
Change in prior service credit	-	-	-	(1)	-	(1)
Change in deferred tax liability	(165)	(432)	(24)	(1)	-	(622)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	-	-
Total other comprehensive income (loss)	676	2,708	164	(1)	-	3,547
Noncontrolling interests	-	5	1	-	-	6
Balance, March 31, 2019, net of tax	$638	$5,129	$(2,562)	$(1,087)	$10	$2,128

(a)Includes net unrealized gains and losses attributable to businesses held for sale at March 31, 2020.

58 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the three-month periods ended March 31, 2020 and 2019, respectively:

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Allowance	(Depreciation)	Currency	Plan	Attributable to
	for Credit Losses	of All Other	Translation	Liabilities	Changes in
(in millions)	Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
March 31, 2020
Unrealized change arising during period	$(454)	$(6,708)	$(69)	$(7)	$3	$(7,235)
Less: Reclassification adjustments
included in net income	-	214	-	(10)	-	204
Total other comprehensive income (loss),
before income tax expense (benefit)	(454)	(6,922)	(69)	3	3	(7,439)
Less: Income tax expense (benefit)	(95)	(1,380)	16	10	-	(1,449)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(359)	$(5,542)	$(85)	$(7)	$3	$(5,990)

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
March 31, 2019
Unrealized change arising during period	$841	$3,109	$188	$(5)	$-	$4,133
Less: Reclassification adjustments
included in net income	-	(31)	-	(5)	-	(36)
Total other comprehensive income (loss),
before income tax expense	841	3,140	188	-	-	4,169
Less: Income tax expense	165	432	24	1	-	622
Total other comprehensive income (loss),
net of income tax expense	$676	$2,708	$164	$(1)	$-	$3,547

AIG | First Quarter 2020 Form 10-Q 59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified
	from Accumulated Other
	Comprehensive Income
	Three Months Ended March 31,		Affected Line Item in the
(in millions)	2020	2019	Condensed Consolidated Statements of Income
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses were taken

Investments	$-	$-	Other realized capital gains
Total	-	-
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	-	-	Other realized capital gains
Total	-	-
Unrealized appreciation (depreciation) of
all other investments
Investments	214	(31)	Other realized capital gains
Total	214	(31)
Change in retirement plan liabilities adjustment
Prior-service credit	-	-	*
Actuarial losses	(10)	(5)	*
Total	(10)	(5)
Total reclassifications for the period	$204	$(36)

*These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. For additional information see Note 14 herein.

60 AIG | First Quarter 2020 Form 10-Q

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

The following table presents the computation of basic and diluted EPS:

Three Months Ended March 31,
(dollars in millions, except per common share data)	2020	2019
Numerator for EPS:
Income from continuing operations	$1,654	$937
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	(95)	283
Less: Preferred stock dividends	7	-
Income attributable to AIG common shareholders from continuing operations	1,742	654
Income from discontinued operations, net of income tax expense	-	-
Net income attributable to AIG common shareholders	$1,742	$654
Denominator for EPS:
Weighted average common shares outstanding — basic	874,213,630	875,383,084
Dilutive common shares	4,652,583	2,129,160
Weighted average common shares outstanding — diluted(a)	878,866,213	877,512,244
Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$1.99	$0.75
Income from discontinued operations	$-	$-
Income attributable to AIG common shareholders	$1.99	$0.75
Diluted:
Income from continuing operations	$1.98	$0.75
Income from discontinued operations	$-	$-
Income attributable to AIG common shareholders	$1.98	$0.75

(a)Dilutive common shares included our share-based employee compensation plans and a weighted average portion of the 10-year warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011. The number of common shares excluded from diluted shares outstanding was 67.2 million and 64.3 million for the three-month periods ended March 31, 2020 and 2019, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

For information about our repurchases of AIG Common Stock see Note 12 herein.

AIG | First Quarter 2020 Form 10-Q 61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Employee Benefits

14. Employee Benefits

We sponsor various defined benefit plans for eligible employees and retirees in the U.S. and certain non-U.S. countries.

The following table presents the components of net periodic benefit cost (credit) with respect to pension benefits:

	Pension
	U.S.	Non-U.S.
(in millions)	Plans	Plans	Total
Three Months Ended March 31, 2020
Components of net periodic benefit cost:
Service cost	$1	$5	$6
Interest cost	34	3	37
Expected return on assets	(60)	(5)	(65)
Amortization of net loss	8	2	10
Net periodic benefit cost (credit)	(17)	5	(12)
Three Months Ended March 31, 2019
Components of net periodic benefit cost:
Service cost	$2	$6	$8
Interest cost	44	4	48
Expected return on assets	(57)	(5)	(62)
Amortization of net loss	8	1	9
Net periodic benefit cost (credit)	(3)	6	3
Settlement (credit) charges	-	(4)	(4)
Net benefit cost (credit)	$(3)	$2	$(1)

The service cost for our U.S. defined benefit plans only reflect administrative fees as the plans are frozen and no longer accrue benefits. We recognized net expense of $2 million for our U.S. and non-U.S. postretirement benefit plans for the three-month period ended March 31, 2020.
62 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

15. Income Taxes

RECENT U.S. Tax law changes

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. While the U.S. tax authorities issued formal guidance, including recently issued proposed and final regulations for BEAT and other provisions of the Tax Act, there are still certain aspects of the Tax Act that remain unclear and subject to substantial uncertainties. Additional guidance is expected in future periods. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 crisis. AIG does not expect the tax provisions of the CARES Act to have a material impact on AIG’s U.S. federal tax liabilities.

RECLASSIFICATION OF CERTAIN TAX EFFECTS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME

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

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions, and are recorded in the period in which the change occurs. While certain impacts of the Tax Act are included in our annual effective tax rate, we continue to refine our calculations as additional information becomes available, which may result in changes to the estimated annual effective tax rate. As of March 31, 2020, the annual effective tax rate includes the tax effects of actual and projected COVID-19 related losses and market developments.

Interim Tax Expense (Benefit)

For the three-month period ended March 31, 2020, the effective tax rate on income from continuing operations was 35.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, accrual of interest associated with IRS and other tax authority matters, the effect of foreign operations, state and local income taxes, excess tax charges related to share based compensation payments recorded through the income statement, and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

AIG | First Quarter 2020 Form 10-Q 63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

For the three-month period ended March 31, 2019, the effective tax rate on income from continuing operations was 18.8 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and valuation allowance activity related to certain foreign subsidiaries, partially offset by tax charges associated with the effect of foreign operations, state and local income taxes, a net tax charge related to the accrual of IRS interest, excess tax charges related to share based compensation payments recorded through the income statement, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the three-month period ended March 31, 2020, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested. Given the uncertainties around the impact from the COVID-19 crisis, including the significant global economic slowdown and general market decline, we continue to monitor and review the impact on our reinvestment considerations, including regulatory oversight in the relevant jurisdictions.

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

•the predictability of future operating profitability of the character necessary to realize the net deferred tax asset, including forecasts of future income for each of our businesses and actual and planned business and operational changes;

•the carryforward periods for the net operating loss, capital loss and foreign tax credit carryforwards, including the effect of reversing taxable temporary differences; and

•prudent and feasible actions and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset.

In performing our assessment of the recoverability of the deferred tax asset under this framework, we consider tax laws governing the utilization of the net operating loss, capital loss and foreign tax credit carryforwards in each applicable jurisdiction. Under U.S. tax law, a company generally must use its net operating loss carryforwards before it can use its foreign tax credit carryforwards, even though the carryforward period for the foreign tax credit is shorter than for the net operating loss. Our U.S. federal consolidated income tax group includes both life companies and non-life companies. While the U.S. taxable income of our non-life companies can be offset by our net operating loss carryforwards, only a portion (no more than 35 percent) of the U.S. taxable income of our life companies can be offset by those net operating loss carryforwards. The remaining tax liability of our life companies can be offset by the foreign tax credit carryforwards. Accordingly, we are able to utilize both the net operating loss and foreign tax credit carryforwards concurrently.

Recent events, including the COVID-19 crisis, multiple reductions in target interest rates by the Board of Governors of the Federal Reserve System, and significant market volatility, impacted actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macro-economic and AIG-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies. We also subjected the forecasts to a variety of stresses of key assumptions and evaluated the effect on tax attribute utilization.

64 AIG | First Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

The carryforward periods of our foreign tax credit carryforwards range from tax years 2020 through 2023. Carryforward periods for our net operating losses extend from 2028 forward. However, utilization of a portion of our net operating losses is limited under separate return limitation year (SRLY) rules. Based on first quarter of 2020 events and our analysis of their potential impact on utilization of our tax attributes, we concluded that a valuation allowance should be established on a portion of our foreign tax credit carryforwards and SRLY net operating losses that are no longer more-likely-than-not to be realized. To the extent that the valuation allowance is attributed to changes in forecast of current year taxable income, the impact is included in our estimated annualized effective tax rate. The valuation allowance related to changes in forecasts of income in future periods as well as other items not related to the current year was recorded discretely in the first quarter of 2020. Accordingly, as of March 31, 2020, we have recorded a $274 million valuation allowance through continuing operations.

Notwithstanding the recent events, our forecasts of future taxable income, including prudent and feasible tax planning strategies, resulted in sufficient income to achieve realization of the U.S. federal net operating loss carryforwards prior to expiration. As of March 31, 2020, based on all available evidence, it is more likely than not that the U.S. federal net operating loss carryforwards will be utilized prior to expiration and, thus, no valuation allowance has been established.

Estimates of future taxable income, including income generated from prudent and feasible actions and tax planning strategies, impact of settlements with taxing authorities, and any changes to interpretations and assumptions related to the impact of the Tax Act could change in the near term, perhaps materially, which may require us to consider any potential impact to our assessment of the recoverability of the deferred tax asset. Additionally, estimates of future taxable income, including prudent and feasible tax planning strategies, may be further impacted by market developments arising from the COVID-19 crisis and uncertainty regarding its outcome. Such potential impact could be material to our consolidated financial condition or results of operations for an individual reporting period.

For the three-month period ended March 31, 2020, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of March 31, 2020, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. Life Insurance Companies’ available for sale securities portfolio.

For the three-month period ended March 31, 2020, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. non-life companies’ available for sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of March 31, 2020, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized. For the three-month period ended March 31, 2020, we established $115 million of valuation allowance associated with the unrealized tax losses in the U.S. non-life companies’ available for sale securities portfolio, all of which was allocated to other comprehensive income.

For the three-month period ended March 31, 2020, we recognized a net increase of $9 million, in our deferred tax asset valuation allowance associated with certain foreign subsidiaries and state jurisdictions, primarily attributable to current year activity.

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

In January 2018, the parties reached non-binding agreements in principle on issues presented in the dispute and are currently reviewing the computations reflecting the settlement terms. The resolution is not final and is subject to various reviews. In 2019, we agreed with the IRS to execute an agreement for the tax years at issue in which AIG would waive restrictions on the assessment of additional tax related to the settlement of the underlying issues in those tax years. The litigation has been stayed pending the outcome of the review process. We can provide no assurance regarding the outcome of any such litigation or whether binding compromised settlements with the parties will ultimately be reached. We currently believe that we have adequate reserves for the potential liabilities that may result from these matters.

AIG | First Quarter 2020 Form 10-Q 65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

Accounting for Uncertainty in Income Taxes

At March 31, 2020 and December 31, 2019, our unrecognized tax benefits, excluding interest and penalties, were $4.8 billion. At March 31, 2020 and December 31, 2019, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $44 million and $43 million, respectively. Accordingly, at both March 31, 2020 and December 31, 2019, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.7 billion.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At March 31, 2020 and December 31, 2019, we had accrued liabilities of $2.5 billion and $2.4 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the three-month periods ended March 31, 2020 and 2019, we accrued expense (benefit) of $49 million and $58 million, respectively, for the payment of interest and penalties.

We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $3.6 billion, principally as a result of potential resolutions or settlements of prior years’ tax items. The prior years’ tax items include unrecognized tax benefits related to the deductibility of certain expenses and matters related to cross border financing transactions.

16. Subsequent Events

Dividends Declared

On May 4, 2020, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 29, 2020 to shareholders of record on June 15, 2020. On May 4, 2020, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on June 15, 2020 to holders of record on May 29, 2020.

LLOYD’S SYNDICATE 2019

On May 4, 2020, AIG announced the launch of Lloyd’s Syndicate 2019. This Syndicate will exclusively reinsure risks from AIG’s Private Client Group. Syndicate 2019 is managed by Talbot Underwriting Limited, the managing agency AIG acquired in 2018 as part of the Validus transaction.

66 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Annual Report) to assist readers seeking additional information related to a particular subject.

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

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other publicly available documents may include, and officers and representatives of AIG may from time to time make and discuss, projections, goals, assumptions and statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only a belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “focused on achieving,” “view,” “target,” “goal” or “estimate.” These projections, goals, assumptions and statements may relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, the effect of catastrophes and macroeconomic events, such as COVID-19, anticipated dispositions, monetization and/or acquisitions of businesses or assets, or successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results.

AIG | First Quarter 2020 Form 10-Q 67

It is possible that AIG’s actual results and financial condition will differ, possibly materially, from the results and financial condition indicated in these projections, goals, assumptions and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include:

•the adverse impact of COVID-19, including with respect to AIG’s business, financial condition and results of operations;

•changes in market and industry conditions, including the significant global economic slowdown, general market declines and disruptions to AIG’s operations driven by COVID-19 and responses thereto, including new or changed governmental policy and regulatory actions;

•the occurrence of catastrophic events, both natural and man-made, including COVID-19, pandemics and the effects of climate change;

•AIG’s ability to effectively execute on AIG 200 operational programs designed to achieve underwriting excellence, modernization of AIG’s operating infrastructure, enhanced user and customer experiences and unification of AIG;

•AIG’s ability to consummate the sale of its controlling interest in Fortitude Holdings and AIG’s ability to successfully manage Legacy Portfolios;

•changes in judgments concerning potential cost saving opportunities;

•actions by credit rating agencies;

•changes in judgments concerning insurance underwriting and insurance liabilities;

•the impact of potential information technology, cybersecurity or data security breaches, including as a result of cyber-attacks or security vulnerabilities, the likelihood of which may increase due to extended remote business operations as a result of COVID-19;

•disruptions in the availability of AIG’s electronic data systems or those of third parties;

•the effectiveness of strategies to recruit and retain key personnel and to implement effective succession plans;

•the requirements, which may change from time to time, of the global regulatory framework to which AIG is subject;

•significant legal, regulatory or governmental proceedings;

•concentrations in AIG’s investment portfolios;

•changes to the valuation of AIG’s investments;

•AIG’s ability to successfully dispose of, monetize and/or acquire businesses or assets or successfully integrate acquired businesses;

•changes in judgments concerning the recognition of deferred tax assets and the impairment of goodwill;

•the effectiveness of our risk management policies and procedures, including with respect to our business continuity and disaster recovery plans; and

•such other factors discussed in:

–Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q; and

–Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2019 Annual Report.

We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

68 AIG | First Quarter 2020 Form 10-Q

AIG | First Quarter 2020 Form 10-Q 69

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

Book value per common share, excluding accumulated other comprehensive income (AOCI), and Book value per common share, excluding AOCI and deferred tax assets (DTA) (Adjusted book value per common share) are used to show the amount of our net worth on a per-common share basis. We believe these measures are useful to investors because they eliminate items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. These measures also eliminate the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in these book value per common share metrics. Book value per common share, excluding AOCI, is derived by dividing total AIG common shareholders’ equity, excluding AOCI, by total common shares outstanding. Adjusted book value per common share is derived by dividing total AIG common shareholders’ equity, excluding AOCI and DTA (Adjusted Common Shareholders’ Equity), by total common shares outstanding. The reconciliation to book value per common share, the most comparable GAAP measure, is presented in the Executive Summary section of this MD&A.

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

70 AIG | First Quarter 2020 Form 10-Q

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

•losses from the impairment of goodwill; and

•non-recurring costs associated with the implementation of non-ordinary course legal or regulatory changes or changes to accounting principles.

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

–Accident year loss and combined ratios, as adjusted: both the accident year loss and combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and man-made catastrophe losses, such as terrorism and civil disorders that exceed the $10 million threshold. We believe that as adjusted ratios are meaningful measures of our underwriting results on an ongoing basis as they exclude catastrophes and the impact of reserve discounting which are outside of management’s control. We also exclude prior year development to provide transparency related to current accident year results.

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

AIG | First Quarter 2020 Form 10-Q 71

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

•reinsurance assets;

•impairment charges, including impairments on other invested assets and goodwill impairment;

•allowances for credit losses primarily on loans, available for sale fixed maturity securities, reinsurance assets and premiums and other receivables;

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

The following accounting estimates have been updated from the descriptions in the 2019 Annual Report on account of the new accounting standard the Financial Instruments Credit Losses Standard that we adopted on January 1, 2020 that changes how we account for current expected credit losses.

Reinsurance RECOVERABLE

The estimation of reinsurance recoverable involves a significant amount of judgment, particularly for latent exposures, such as asbestos, due to their long-tail nature. Reinsurance assets include reinsurance recoverable on unpaid losses and loss adjustment expenses that are estimated as part of our loss reserving process and, consequently, are subject to similar judgments and uncertainties as the estimation of gross loss reserves. Similarly, Other assets include reinsurance recoverable for contracts which are accounted for as deposits.

72 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Critical Accounting Estimates

We assess the collectability of reinsurance recoverable balances, at minimum on an annual basis, through either historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes on uncollectable reinsurance that reduces the carrying amount of reinsurance and other assets on the balance sheet (collectively, the reinsurance recoverable balances). This estimate requires significant judgment for which key considerations include:

•paid and unpaid amounts recoverable;

•whether the balance is in dispute or subject to legal collection;

•the relative financial health of the reinsurer as determined by the Obligor Risk Ratings (ORRs) we assign to each reinsurer based upon our financial reviews; insurers that are financially troubled (i.e., in run-off, have voluntarily or involuntarily been placed in receivership, are insolvent, are in the process of liquidation or otherwise subject to formal or informal regulatory restriction) are assigned ORRs that will generate significant allowance; and

•whether collateral and collateral arrangements exist.

An estimate of the reinsurance recoverable’s lifetime expected credit losses is established utilizing a probability of default and loss given default method, which reflects the reinsurer’s ORR rating. The allowance for credit losses excludes disputed amounts. An allowance for disputes is established for a reinsurance recoverable using the losses incurred model for contingencies.

At March 31, 2020, the allowance for credit losses and disputes on reinsurance recoverable was $362 million, or less than one percent of the consolidated reinsurance recoverable.

Impairment Charges

Impairments of Investments

Available for sale securities

If we intend to sell a fixed maturity security, or it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, an impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized capital losses. No allowance is established in these situations. When assessing our intent to sell a fixed maturity security, or whether it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition our investment portfolio, sales of securities to meet cash flow needs and sales of securities to take advantage of favorable pricing.

For fixed maturity securities for which a decline in the fair value below the amortized cost is due to credit related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to realized capital losses. The allowance for credit losses is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit related factors is presented in unrealized appreciation (depreciation) of fixed maturity securities on which an allowance for credit losses were recognized (a separate component of accumulated other comprehensive income).

Commercial and residential mortgage loans

At the time of origination or purchase, an allowance for credit losses is established for mortgage and other loan receivables and is updated each reporting period. Changes in the allowance for credit losses are recorded in realized capital losses. This allowance reflects the risk of loss, even when that risk is remote, and reflects losses expected over the remaining contractual life of the loan. The allowance for credit losses considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. We revert to historical information when we determine that we can no longer reliably forecast future economic assumptions.

The allowances for the commercial mortgage loans and residential mortgage loans are estimated utilizing a Probability of Default /Loss Given Default model. Loss rate factors are determined based on historical data and adjusted for current and forecasted information. The loss rates are applied based on individual loan attributes and considering such data points as Loan-to-Value, FICO scores, and debt service coverage.

The estimate of credit losses also reflects management’s assumptions on certain macroeconomic factors that include, but are not limited to, gross domestic product growth, employment, inflation, housing price index, interest rates and credit spreads.

AIG | First Quarter 2020 Form 10-Q 73

ITEM 2 | Critical Accounting Estimates

Goodwill Impairment

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. At both March 31, 2020 and December 31, 2019, our goodwill balance was $4.0 billion. The operating segments with goodwill are our General Insurance business – North America and International operating segments, our Life and Retirement business – Life Insurance operating segment, Legacy Portfolio and Other Operations.

Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of our annual goodwill Impairment testing is July 1. In 2019, for substantially all of the reporting units we performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units tested exceeded their book value. To determine fair value, we primarily use a discounted expected future cash flow analysis that estimates and discounts projected future distributable earnings. Such analysis is principally based on our business projections that inherently include judgments regarding business trends.

COVID-19 has caused significant market volatility impacting our actual and projected results along with a decline in our stock price. During the quarter ended March 31, 2020, we performed an updated quantitative and qualitative assessment that continues to support a conclusion that fair values of all of our reporting units exceeded their book value. As this is an evolving crisis, we expect to continue to monitor developments and perform updated analyses as necessary.

For a complete discussion of goodwill impairment see Part I, Item 1A. Risk Factors – Estimates and Assumptions and Note 13 to the Consolidated Financial Statements in the 2019 Annual Report and in Part II, Item 1A. Risk Factors.

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

We consider a number of factors to reliably estimate future taxable income so we can determine the extent of our ability to realize net operating losses, foreign tax credits, realized capital loss and other carryforwards. These factors include forecasts of future income for each of our businesses and actual and planned business and operational changes, both of which include assumptions about future macroeconomic and AIG specific conditions and events. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization. We also apply stresses to our assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. We have also considered the impact of the Tax Act on our forecasts of taxable income, made certain assumptions related to interpretation of relevant new rules, and incorporated guidance issued by the U.S. tax authority. Our analysis also reflects the effect of slower utilization of our tax credits due to a reduction in the U.S. statutory tax rate as a result of the Tax Act.

Recent events, including the COVID-19 crisis, multiple reductions in target interest rates by the Board of Governors of the Federal Reserve System, and significant market volatility, impacted actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macro-economic and AIG-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies. We also subjected the forecasts to a variety of stresses of key assumptions and evaluate the effect on tax attribute utilization.

The carryforward periods of our foreign tax credit carryforwards range from tax years 2020 through 2023. Carryforward periods for our net operating losses extend from 2028 forward. However, utilization of a portion of our net operating losses is limited under separate return limitation year (SRLY) rules. Based on the events that transpired in the first quarter of 2020 and our analysis of their potential impact on utilization of our tax attributes, we concluded that valuation allowance should be established on a portion of our foreign tax credit carryforwards and SRLY net operating losses that are no longer more-likely-than-not to be realized, all of which was allocated to continuing operations.

74 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Critical Accounting Estimates

Notwithstanding the recent events, our forecasts of future taxable income, including prudent and feasible tax planning strategies, resulted in sufficient income to achieve realization of the U.S. federal net operating loss carryforward prior to expiration.

For the three-month period ended March 31, 2020, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of March 31, 2020, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. Life Insurance Companies’ available for sale securities portfolio.

For the three-month period ended March 31, 2020, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. non-life companies’ available for sale securities portfolio, resulting in a deferred tax asset related to net unrealized tax capital losses. The deferred tax asset relates to the unrealized losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. As of March 31, 2020, based on all available evidence, we concluded that a valuation allowance should be established on a portion of the deferred tax asset related to unrealized losses that are not more-likely-than-not to be realized. For the three-month period ended March 31, 2020, we established valuation allowance associated with the unrealized tax losses in the U.S. non-life companies’ available for sale securities portfolio, all of which was allocated to other comprehensive income.

For a complete discussion of our critical accounting estimates, see Part II, Item 7. MD&A — Critical Accounting Estimates in the 2019 Annual Report.

Executive Summary

Overview

This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in our securities. You should read this Quarterly Report on Form 10-Q, together with the 2019 Annual Report, in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

AIG | First Quarter 2020 Form 10-Q 75

ITEM 2 | Executive Summary

AIG’S OPERATING STRUCTURE

Our Core businesses include General Insurance, Life and Retirement and Other Operations. General Insurance consists of two operating segments – North America and International. Life and Retirement consists of four operating segments – Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. Blackboard U.S. Holdings, Inc. (Blackboard), AIG’s technology-driven subsidiary, is reported within Other Operations. At the end of March 2020, AIG decided to place Blackboard into run-off. We also report a Legacy Portfolio consisting of our run-off insurance lines and legacy investments that we consider non-core. Effective February 2018, our Bermuda-domiciled composite reinsurer, Fortitude Reinsurance Company Ltd (Fortitude Re) is included in our Legacy Portfolio. In November 2019, we announced the sale of a controlling financial interest in Fortitude Holdings, the holding company for Fortitude Re (Majority Interest Fortitude Sale). Upon closing of the Majority Interest Fortitude Sale, AIG will have a 3.5 percent ownership interest in Fortitude Holdings. There can be no guarantee that we will receive the required regulatory approvals or that closing conditions will be satisfied in order to consummate the Majority Interest Fortitude sale.

Consistent with how we manage our business, our General Insurance North America operating segment primarily includes insurance businesses in the United States, Canada and Bermuda. Our General Insurance International operating segment includes regional insurance businesses in Japan, the UK, Europe, Asia Pacific, Latin America and Caribbean, Middle East and Africa, and China. General Insurance results are presented before consideration of internal reinsurance agreements.

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

Other Operations

Other Operations consists of businesses and items not attributed to our General Insurance and Life and Retirement segments or our Legacy Portfolio. It includes AIG Parent; Blackboard; deferred tax assets related to tax attributes; corporate expenses and intercompany eliminations. At the end of March 2020, AIG decided to place Blackboard into run-off.

Legacy Portfolio

Legacy Portfolio includes Legacy Life and Retirement Run-Off Lines, Legacy General Insurance Run-Off Lines, and Legacy Investments. Effective February 2018, Fortitude Re, our Bermuda-domiciled composite reinsurer, is included in our Legacy Portfolio. On November 25, 2019, we announced an agreement to sell a controlling financial interest in Fortitude Group Holdings, LLC (Fortitude Holdings), the reinsurer of the majority of AIG’s Legacy Portfolio, which we anticipate closing in mid-2020, subject to regulatory approvals.

76 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Executive Summary

Financial Performance Summary

Net Income Attributable To AIG Common Shareholders Three Months Ended March 31, (in millions)

2020 and 2019 Comparison

Net income attributable to AIG Common Shareholders increased due to:

•net realized capital gains in the first quarter of 2020 compared to net realized capital losses in the same period in the prior year;

•lower net loss reserve discount charge; and

•the impact of noncontrolling interest attributed to Fortitude Re results as discussed in Consolidated Results of Operations.

This increase was partially offset by:

•lower investment returns due to losses in our hedge funds and fair value option equity security holdings due to significant global declines in equity markets in the first quarter of 2020, and losses in our fixed maturity securities for which the fair value option was elected due to a significant widening of credit spreads in the quarter. This compares to the same period in the prior year where we experienced gains in our hedge funds and fair value option equity security holdings as a result of robust returns in equity markets and gains in our fixed maturity securities for which the fair value option was elected due to a drop in rates and narrowing of credit spreads;

•higher catastrophe losses primarily due to the impact of COVID-19 and natural catastrophe losses;

•higher variable annuity amortization of DAC and SIA due to significantly weaker equity market performance; and

•asset impairment charges as a result of Blackboard being placed into run-off.

For further discussion see Consolidated Results of Operations.

Adjusted Pre-Tax Income (Loss)* Three Months Ended March 31, (in millions)

2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

•lower investment returns due to losses in our hedge funds due to significant global declines in equity markets in the first quarter of 2020, and losses in our fixed maturity securities for which the fair value option was elected due to a significant widening of credit spreads in the quarter. This compares to the same period in the prior year where we experienced gains in our hedge funds as a result of robust returns in equity markets and gains in our fixed maturity securities for which the fair value option was elected due to a drop in rates and narrowing of credit spreads;

•higher catastrophe losses primarily due to the impact of COVID-19 and natural catastrophe losses; and

•higher variable annuity amortization of DAC and SIA due to significantly weaker equity market performance.

*Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG | First Quarter 2020 Form 10-Q 77

ITEM 2 | Executive Summary

General Operating and Other Expenses Three Months Ended March 31, (in millions)

2020 and 2019 Comparison

General operating and other expenses increased primarily due to higher professional fees. General operating and other expenses for the first quarters of 2020 and 2019 included approximately $90 million and $47 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges and other exit costs related to organizational simplification, operational efficiency, and business rationalization.

Return on Common Equity	Adjusted Return on Common Equity*

*Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

Book Value Per Common Share	Adjusted Book Value Per Common Share*

*Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

78 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Executive Summary

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in the first quarter of 2020, characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, historically low interest rates, global economic contraction, global trade tensions and the UK’s withdrawal from its membership in the European Union (the EU) (commonly referred to as Brexit). Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the Euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

Impact of COVID-19

We are continually assessing the impact on our business, operations and investments of COVID-19 and the resulting ongoing and severe economic and societal disruption. Adverse impacts to the global economy resulting from the crisis, including a global economic contraction, disruptions in financial markets, increased market volatility and declines in equity and other asset prices have had and may continue to have negative effects on our investments, our access to liquidity, our ability to generate new sales and the costs associated with claims. In addition, in response to the crisis, new governmental, legislative and regulatory initiatives have been put in place and continue to be developed that could result in additional restrictions and requirements relating to our policies that may have a negative impact on our business operations and capital.

General Insurance offers numerous products for which we are monitoring claims activity and assessing adverse impact on future sales in relation to the COVID-19 crisis. General Insurance had $419 million of pre-tax catastrophe losses, net of reinsurance, in the first quarter of 2020. This included $272 million of estimated COVID-19 losses related to travel, contingency, commercial property, trade credit, workers’ compensation and Validus Re. The remainder of the catastrophe losses were primarily weather-related. We are continually reassessing our exposures in light of unfolding developments in the U.S. and globally and evaluating coverage by our reinsurance arrangements.

In our Life & Retirement business, the most significant impacts relating to COVID-19 have been the impact of interest rate and equity market levels on spread and fee income, deferred acquisition cost amortization and reserving requirements. We are actively monitoring our claims activity and the potential direct and indirect impacts that COVID-19 may have across our portfolio of Life & Retirement businesses.

We have a diverse investment portfolio with material exposures to various forms of credit risk. Because of the far reaching economic impacts of COVID-19, it is likely that there will be continued impact on the value of the portfolio however at this point in time, uncertainty surrounding the duration and severity of the downturn make the short-term or long-term financial impact of the crisis difficult to quantify.

For additional information please see Part II, Item 1A. Risk Factors — COVID-19 is adversely affecting, and is expected to continue to adversely affect, our business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope and duration of the crisis and actions taken by governmental and regulatory authorities in response thereto.

Impact of Changes in the Interest Rate Environment

While many benchmark U.S. interest rates had risen to recent period highs in 2018, more recent concerns about global trade and potential weakness in U.S. economic expansion led to declining interest rates in 2019. In the first quarter of 2020, interest rates declined further in response to COVID-19 with key benchmark rates in the U.S. and in many developed markets close to historic lows and, in some international jurisdictions, negative. The low interest rate environment negatively affects sales of interest rate sensitive products in our industry and negatively impacts the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. On the other hand, if rates rise, some of these impacts may abate while there may be different impacts, some of which are highlighted below. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

Additionally, sustained low interest rates may result in higher pension expense due to the impact on discounting of projected benefit cash flows.

The severe market impacts in the first quarter of 2020 have, however, resulted in an increase in credit spreads that partially offset the decrease in benchmark rates.

AIG | First Quarter 2020 Form 10-Q 79

ITEM 2 | Executive Summary

Annuity Sales and Surrenders

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products. However, our disciplined rate setting has helped to mitigate some of the pressure on investment spreads. Rapidly rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Customers are, however, currently buying fixed annuities with surrender charge periods, generally in the three-to-five year range, in pursuit of higher returns, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to the contract holders have driven better than expected persistency in fixed annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We will closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period in a more attractive rate environment. Low interest rates have also driven growth in our fixed index annuity products, which provide additional interest crediting, tied to favorable performance in certain equity market indices and the availability of guaranteed living benefits. Changes in interest rates significantly impact the valuation of our liabilities for annuities with guaranteed income features and the value of the related hedging portfolio.

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

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 67 percent were crediting at the contractual minimum guaranteed interest rate at March 31, 2020. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 61 percent at March 31, 2020 and December 31, 2019, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning. In the core universal life business in our Life Insurance business, 73 percent of the account values were crediting at the contractual minimum guaranteed interest rate at March 31, 2020.

80 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Executive Summary

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
March 31, 2020		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$7,199	$2,072	$19,415	$28,686
> 1% - 2%	5,294	66	1,786	7,146
> 2% - 3%	11,501	229	55	11,785
> 3% - 4%	8,962	41	6	9,009
> 4% - 5%	513	-	4	517
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$33,503	$2,408	$21,271	$57,182
Group Retirement*
1%	$1,718	$2,734	$4,379	$8,831
> 1% - 2%	5,646	800	373	6,819
> 2% - 3%	14,685	5	-	14,690
> 3% - 4%	781	-	-	781
> 4% - 5%	7,030	-	-	7,030
> 5% - 5.5%	169	-	-	169
Total Group Retirement	$30,029	$3,539	$4,752	$38,320
Universal life insurance
1%	$-	$-	$-	$-
> 1% - 2%	121	-	370	491
> 2% - 3%	593	531	800	1,924
> 3% - 4%	1,680	207	130	2,017
> 4% - 5%	3,086	-	37	3,123
> 5% - 5.5%	203	-	-	203
Total universal life insurance	$5,683	$738	$1,337	$7,758
Total	$69,215	$6,685	$27,360	$103,260
Percentage of total	67%	6%	27%	100%

*Individual Retirement and Group Retirement amounts shown include fixed options within variable annuity products.

General Insurance

The impact of low interest rates on our General Insurance segment is primarily on our long-tail Casualty line of business. We currently expect limited impacts on our existing long-tail Casualty business as the duration of our assets is slightly longer than that of our liabilities. Sustained low interest rates would potentially impact new and renewal business for the long-tail Casualty line as we may not be able to adjust our future pricing consistent with our profitability objectives to fully offset the impact of investing at lower rates. However, we will continue to maintain pricing discipline and risk selection.

In addition, for our General Insurance segment and General Insurance Run-Off Lines reported within the Legacy Portfolio, sustained low interest rates may unfavorably affect the net loss reserve discount for workers’ compensation, and to a lesser extent could favorably impact assumptions about future medical costs, the combined net effect of which could result in higher net loss reserves.

AIG | First Quarter 2020 Form 10-Q 81

ITEM 2 | Executive Summary

Standard of Care Developments

In our Life and Retirement business, we and our distributors are subject to laws and regulations regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these laws and regulations have been revised or reexamined while others have been newly adopted. We continue to closely follow these legislative and regulatory activities. For additional information regarding these legislative and regulatory activities, see Item 1. Business – Regulation – U.S. Regulation – Standard of Care Developments in the 2019 Annual Report. Changes in standard of care requirements or new standards issued by governmental authorities, such as the Department of Labor, the SEC, the National Association of Insurance Commissioners (NAIC) or state regulators and/or legislators, may affect our businesses, results of operations and financial condition. While we cannot predict the long-term impact of these legislative and regulatory developments on our Life and Retirement businesses, we believe our diverse product offerings and distribution relationships position us to compete effectively in this evolving marketplace.

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

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Three Months Ended March 31,			Percentage
Rate for 1 USD	2020	2019	Change
Currency:
GBP	0.77	0.78	(2)%
EUR	0.91	0.88	3%
JPY	109.45	110.50	(1)%

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

82 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations on a reported basis for the three-month periods ended March 31, 2020 and 2019. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see the Critical Accounting Estimates section of this MD&A and Part II, Item 7. MD&A — Critical Accounting Estimates in the 2019 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

Three Months Ended March 31,			Percentage
(in millions)	2020	2019	Change
Revenues:
Premiums	$7,443	$8,070	(8)%
Policy fees	755	735	3
Net investment income	2,508	3,879	(35)
Net realized capital gains (losses)	3,519	(446)	NM
Other income	218	218	-
Total revenues	14,443	12,456	16
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,325	6,679	(5)
Interest credited to policyholder account balances	957	940	2
Amortization of deferred policy acquisition costs	1,862	1,289	44
General operating and other expenses	2,153	2,053	5
Interest expense	355	349	2
(Gain) loss on extinguishment of debt	17	(2)	NM
Net (gain) loss on sale or disposal of divested businesses	216	(6)	NM
Total benefits, losses and expenses	11,885	11,302	5
Income (loss) from continuing operations before
income tax expense (benefit)	2,558	1,154	122
Income tax expense (benefit)	904	217	317
Income (loss) from continuing operations	1,654	937	77
Income (loss) from discontinued operations,
net of income taxes	-	-	NM
Net income (loss)	1,654	937	77
Less: Net income (loss) attributable to
noncontrolling interests	(95)	283	NM
Net income (loss) attributable to AIG	1,749	654	167
Less: Dividends on preferred stock	7	-	NM
Net income (loss) attributable to AIG common
shareholders	$1,742	$654	166%

	March 31,	December 31,
(in millions, except per common share data)	2020	2019
Balance sheet data:
Total assets	$510,477	$525,064
Long-term debt and debt of consolidated investment entities	35,410	35,350
Total AIG shareholders’ equity	60,173	65,675
Book value per common share	69.30	74.93
Book value per common share, excluding AOCI	70.45	69.20
Adjusted book value per common share	60.55	58.89

AIG | First Quarter 2020 Form 10-Q 83

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI and Book value per common share, excluding AOCI and DTA (Adjusted book value per common share), which are non-GAAP measures. For additional information see Use of Non-GAAP Measures.

	March 31,	December 31,
(in millions, except per common share data)	2020	2019
Total AIG shareholders' equity	$60,173	$65,675
Preferred equity	485	485
Total AIG common shareholders' equity	59,688	65,190
Accumulated other comprehensive income (loss)	(994)	4,982
Total AIG common shareholders' equity, excluding AOCI	60,682	60,208
Deferred tax assets	8,535	8,977
Adjusted common shareholders' equity	$52,147	$51,231

Total common shares outstanding	861,290,608	869,999,031
Book value per common share	$69.30	$74.93
Book value per common share, excluding AOCI	70.45	69.20
Adjusted book value per common share	60.55	58.89

The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	Three Months Ended		Year Ended
	March 31,		December 31,
(dollars in millions)	2020	2019	2019
Actual or annualized net income attributable to AIG common shareholders	$6,968	$2,616	$3,326
Actual or annualized adjusted after-tax income attributable to AIG common shareholders	396	5,552	4,084

Average AIG common shareholders' equity	$62,439	$58,332	$62,205
Average AOCI	1,994	358	3,261
Average AIG common shareholders' equity, excluding average AOCI	60,445	57,974	58,944
Average DTA	8,756	10,040	9,605
Average adjusted AIG common shareholders' equity	$51,689	$47,934	$49,339
Return on common equity	11.2%	4.5%	5.3%
Adjusted return on common equity	0.8%	11.6%	8.3%

84 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to adjusted pre-tax income/adjusted after-tax income attributable to AIG:

Three Months Ended March 31,	2020				2019
		Total Tax	Non-			Total Tax	Non-
		(Benefit)	controlling	After		(Benefit)	controlling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(b)	Tax	Pre-tax	Charge	Interests(b)	Tax
Pre-tax income/net income
including noncontrolling interests	$2,558	$904	$-	$1,654	$1,154	$217	$-	$937
Noncontrolling interests			95	95			(283)	(283)
Pre-tax income/net income
attributable to AIG	$2,558	$904	$95	$1,749	$1,154	$217	$(283)	$654
Dividends on preferred stock				7				-
Net income attributable to AIG
common shareholders				$1,742				$654
Changes in uncertain tax positions and
other tax adjustments		(5)	-	5		12	-	(12)
Deferred income tax valuation allowance
(releases) charges		(283)	-	283		38	-	(38)
Changes in fair value of securities used to
hedge guaranteed living benefits	7	2	-	5	(96)	(20)	-	(76)
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	538	113	-	425	(99)	(21)	-	(78)
Changes in the fair value of equity securities	191	40	-	151	(79)	(17)	-	(62)
Favorable prior year development and
related amortization changes ceded under
retroactive reinsurance agreements	(8)	(2)	-	(6)	(27)	(5)	-	(22)
(Gain) loss on extinguishment of debt	17	4	-	13	(2)	(1)	-	(1)
Net realized capital (gains) losses(a)	(3,502)	(767)	-	(2,735)	474	109	-	365
(Income) loss from divested businesses	216	45	-	171	(6)	(1)	-	(5)
Non-operating litigation reserves and settlements	(6)	(1)	-	(5)	1	1	-	-
Net loss reserve discount (benefit) charge	56	12	-	44	473	99	-	374
Integration and transaction costs
associated with acquired businesses	2	-	-	2	7	2	-	5
Restructuring and other costs	90	19	-	71	47	10	-	37
Professional fees related to regulatory or
accounting changes	13	3	-	10	-	-	-	-
Noncontrolling interests primarily related to
net realized capital gains (losses) of
Fortitude Holdings' standalone results(b)			(77)	(77)			247	247
Adjusted pre-tax income/Adjusted
after-tax income (loss) attributable to
AIG common shareholders	$172	$84	$18	$99	$1,847	$423	$(36)	$1,388

Weighted average diluted shares outstanding				878.9				877.5
Income (loss) per common share attributable
to AIG common shareholders (diluted)				$1.98				$0.75
Adjusted after-tax income per common
share attributable to AIG common
shareholders (diluted)				$0.11				$1.58

(a)Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication.

AIG | First Quarter 2020 Form 10-Q 85

ITEM 2 | Consolidated Results of Operations

(b)Noncontrolling interests is primarily due to the 19.9 percent investment in Fortitude Holdings by an affiliate of The Carlyle Group L.P. (Carlyle), which occurred in the fourth quarter of 2018. Carlyle is allocated 19.9 percent of Fortitude Holdings’ standalone financial results. Fortitude Holdings’ results are mostly eliminated in AIG’s consolidated income from continuing operations given that its results arise from intercompany transactions. Noncontrolling interests is calculated based on the standalone financial results of Fortitude Holdings. The most significant component of Fortitude Holdings’ standalone results is the change in fair value of the embedded derivatives which changes with movements in interest rates and credit spreads, and which is recorded in net realized capital gains and losses of Fortitude Holdings. In accordance with AIG's adjusted after-tax income definition, realized capital gains and losses are excluded from noncontrolling interests.

Fortitude Holdings’ summarized financial information (standalone results) is presented below:

	2020		2019
Three Months Ended March 31,	Fortitude	AIG Noncontrolling	Fortitude	AIG Noncontrolling
(in millions)	Holdings	Interest	Holdings	Interest
Revenues	$230	$46	$606	$121
Expenses	458	91	472	94
Adjusted pre-tax income (loss)	(228)	(45)	134	27
Taxes on adjusted pre-tax income (loss)	(48)	(10)	28	6
Adjusted after-tax income (loss), excluding realized capital gains (losses)	(180)	(35)	106	21

Net realized capital gains (losses)	(489)	(97)	1,573	313
Taxes on realized capital gains (losses)	(103)	(20)	330	66
After-tax net realized capital gains (losses)	(386)	(77)	1,243	247
Net income (loss)	$(566)	$(112)	$1,349	$268

first quarter pre-tax income Comparison for 2020 and 2019

Pre-tax income increased in the first quarter of 2020 compared to the first quarter of 2019 primarily due to:

•Net realized capital gains in the first quarter of 2020 compared to net realized capital losses in the first quarter of 2019 due to:

–Life and Retirement guaranteed living benefits, net of hedges, which reflected net realized capital gains in the first quarter of 2020 compared to net realized capital losses in the first quarter of 2019, primarily due to changes in the movement in the non-performance or “own credit” risk adjustment (NPA), which is not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results);

–net realized capital gains in the first quarter of 2020 on foreign exchange hedges compared to net realized capital losses in the first quarter of 2019 due to the U.S. dollar appreciating against the euro and the British pound; and

–net realized capital gains in the first quarter of 2020 on interest rate hedges compared to net realized capital losses in the first quarter of 2019 due to the decline in interest rates.

•lower net loss reserve discount charge.

This increase was partially offset by:

•lower investment returns due to losses in our hedge funds and fair value option equity security holdings due to significant global declines in equity markets in the first quarter of 2020, and losses from fixed maturity securities for which the fair value option was elected due to a significant widening of credit spreads in the current quarter. This compares to the same period in the prior year where we experienced gains in our hedge funds and fair value option equity security holdings as a result of robust returns in equity markets and gains in our fixed maturity securities for which the fair value option was elected due to a drop in rates and narrowing of credit spreads; and

•higher catastrophe losses primarily due to the impact of COVID-19 and natural catastrophe losses;

•higher variable annuity amortization of DAC and SIA due to significantly weaker equity market performance; and

•asset impairment charges as a result of Blackboard being placed into run-off.

86 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Consolidated Results of Operations

RECENT U.S. Tax law changes

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Act. The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. While the U.S. tax authorities issued formal guidance, including recently issued proposed and final regulations for BEAT and other provisions of the Tax Act, there are still certain aspects of the Tax Act that remain unclear and subject to substantial uncertainties. Additional guidance is expected in future periods. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 crisis. AIG does not expect the tax provisions of the CARES Act to have a material impact on AIG’s U.S. federal tax liabilities.

Repatriation Assumptions

For 2020, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested. Given the uncertainties around the impact from the COVID-19 crisis, including the significant global economic slowdown and general market decline, we continue to monitor and review the impact on our reinvestment considerations, including regulatory oversight in the relevant jurisdictions.

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions and are recorded in the period in which the change occurs. While certain impacts of the Tax Act are included in our annual effective tax rate, we continue to refine our calculations as additional information becomes available, which may result in changes to the estimated annual effective tax rate. As of March 31, 2020, the annual effective tax rate includes the tax effects of actual and projected COVID-19 related losses and market developments.

Income Tax expense analysis

For the three-month period ended March 31, 2020, the effective tax rate on income from continuing operations was 35.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the establishment of U.S. federal valuation allowance related to a portion of our foreign tax credit and separate return limitation year (SRLY) net operating loss carryforwards, accrual of interest associated with IRS and other tax authority matters, the effect of foreign operations, state and local income taxes, excess tax charges related to share based compensation payments recorded through the income statement, and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the three-month period ended March 31, 2019, the effective tax rate on income from continuing operations was 18.8 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and valuation allowance activity related to certain foreign subsidiaries, partially offset by tax charges associated with the effect of foreign operations, state and local income taxes, a net tax charge related to the accrual of IRS interest, excess tax charges related to share based compensation payments recorded through the income statement, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

AIG | First Quarter 2020 Form 10-Q 87

ITEM 2 | Business Segment Operations

Business Segment Operations

Our business operations consist of General Insurance, Life and Retirement, Other Operations, and a Legacy Portfolio.

General Insurance consists of two operating segments: North America and International. Life and Retirement consists of four operating segments: Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. Other Operations consists of businesses and items not allocated to our other businesses, which are primarily AIG Parent and Blackboard. At the end of March 2020, AIG decided to place Blackboard into run-off. Our Legacy Portfolio consists of our Legacy Life and Retirement Run-Off Lines, Legacy General Insurance Run-Off Lines, and Legacy Investments. Effective February 2018, Fortitude Re is included in our Legacy Portfolio.

The following table summarizes Adjusted pre-tax income (loss) from our business segment operations. See also Note 3 to the Condensed Consolidated Financial Statements.

Three Months Ended March 31,
(in millions)	2020	2019
Core business:
General Insurance
North America	$409	$934
International	92	334
General Insurance	501	1,268
Life and Retirement
Individual Retirement	306	508
Group Retirement	143	232
Life Insurance	55	116
Institutional Markets	70	68
Life and Retirement	574	924
Other Operations	(451)	(387)
Consolidations, eliminations and other adjustments	(84)	(70)
Total Core	540	1,735
Legacy Portfolio	(368)	112
Adjusted pre-tax income	$172	$1,847

88 AIG | First Quarter 2020 Form 10-Q

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

Financial Lines: Products include professional liability insurance for a range of businesses and risks, including directors and officers, mergers and acquisitions, fidelity, employment practices, fiduciary liability, cyber risk, kidnap and ransom, and errors and omissions insurance.

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

AIG | First Quarter 2020 Form 10-Q 89

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

•over-capacity in certain lines of business that creates downward market pressure on pricing;

•tort environment volatility in certain jurisdictions and lines of business; and

•volatility in claims arising from natural and man-made catastrophes, including public health events, such as the COVID-19 crisis.

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

The impact of COVID-19 is evolving rapidly and will depend upon the scope and duration of the crisis as well as the actions taken by governments, regulators and other third parties in response, all of which are highly uncertain at this time. The results for the first quarter of 2020 include COVID-19 related impacts to both our estimate for catastrophe losses as well as our investment returns, most prominently in our alternative investment portfolio. The impact of COVID-19 on our earned premium was not material this quarter given the timing of the significant global economic slowdown. The recessionary impact of COVID-19 could adversely affect our clients, particularly in certain industry segments where demand is likely to drop significantly. The impact of COVID-19 on our business will depend on how long the government-mandated safety precautions, including “stay at home” orders, are in place and how quickly and in what manner economic activity rebounds. Certain government-mandated safety precautions, such as the “stay at home” orders could benefit our claims experience as certain loss events may become less likely as economic and social activity are suppressed. The regulatory approach to the crisis and impact on the insurance industry is also developing, which adds to the uncertainty we are facing.

General Insurance – North America

Commercial Lines over recent years has experienced challenging market conditions, with widespread excess capacity increasing competition and suppressing rates across multiple classes of business. However, in more recent periods we are seeing growing market support for rate increases in challenged segments where major carriers are reducing their risk appetite and market capacity is contracting as a result. We are seeing rate increases across U.S. Financial Lines and Liability segments (outside of workers’ compensation), with a common driver being higher industry-wide claims severity trends, as well as within our Property and Specialty portfolios. We continue to achieve positive rate increases across a number of lines and classes of business as a result of our disciplined underwriting strategy and focus on risk selection. Despite the higher rates, our retention of business remains consistent with historical levels and in certain instances has increased. These retention rates are often coupled with a reduction in our limits due to our exposure management strategy. Further, we continue to achieve growth in several of our Commercial Lines high margin businesses, although these market segments remain highly competitive.

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

90 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

The Commercial Lines market continues to be highly competitive, due to increased market capacity and ample availability of capital. Despite this, we continue to grow our most profitable segments and diversify our portfolio across all regions by expanding into new product lines (e.g., cyber), new client segments (e.g., middle market) and new distribution channels (e.g., digital and national brokers) while remaining a market leader in key developed and developing markets. Overall, Commercial lines are showing positive rate increases in selective products and markets where market events or withdrawal of capability have favorably impacted pricing. We are maintaining our underwriting discipline, reducing gross and net limits, increasing use of reinsurance to reduce volatility, as well as continuing our risk selection strategy to improve profitability.

Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality, portfolio diversity, and generally low volatility of the short-tailed risk in these business lines, although some product classes are exposed to catastrophe losses.

General INSURANCE RESULTS

Three Months Ended March 31,			Percentage
(in millions)	2020	2019	Change
Underwriting results:
Net premiums written	$5,921	$6,033	(2)%
Decrease in unearned premiums	158	680	(77)
Net premiums earned	6,079	6,713	(9)
Losses and loss adjustment expenses incurred(a)	4,059	4,233	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	986	1,159	(15)
Other acquisition expenses	345	303	14
Total acquisition expenses	1,331	1,462	(9)
General operating expenses	776	839	(8)
Underwriting income (loss)	(87)	179	NM
Net investment income	588	1,089	(46)
Adjusted pre-tax income	$501	$1,268	(60)%
Loss ratio(a)	66.8	63.1	3.7
Acquisition ratio	21.9	21.8	0.1
General operating expense ratio	12.8	12.5	0.3
Expense ratio	34.7	34.3	0.4
Combined ratio(a)	101.5	97.4	4.1
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(6.9)	(2.7)	(4.2)
Prior year development, net of (additional) return premium on loss sensitive business	0.9	1.0	(0.1)
Adjustment for ceded premiums under reinsurance contracts related to prior accident years and other	-	0.4	NM
Accident year loss ratio, as adjusted	60.8	61.8	(1.0)
Accident year combined ratio, as adjusted	95.5	96.1	(0.6)

(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

Three Months Ended March 31,			Percentage Change in
(in millions)	2020	2019	U.S. dollars	Original Currency
North America	$2,770	$2,578	7%	8%
International	3,151	3,455	(9)	(8)
Total net premiums written	$5,921	$6,033	(2)%	(2)%

AIG | First Quarter 2020 Form 10-Q 91

ITEM 2 | Business Segment Operations | General Insurance

The following tables present General Insurance accident year catastrophes by geography(a) and number of events:

Catastrophes(b)

	# of		North
(in millions)	Events		America	International	Total
Three Months Ended March 31, 2020
Flooding and rainstorms	2		$17	$10	$27
Windstorms and hailstorms	4		49	45	94
Earthquakes	2		16	10	26
COVID-19	N/A	(c)	123	149	272
Total catastrophe-related charges	8		$205	$214	$419
Three Months Ended March 31, 2019
Flooding and rainstorms	1		$-	$10	$10
Windstorms and hailstorms	4		158	7	165
Total catastrophe-related charges	5		$158	$17	$175

(a)Geography: North America primarily includes insurance businesses in the United States, Canada and Bermuda. International includes regional insurance businesses in Japan, the UK, Europe, Asia Pacific, Latin America and Caribbean, Middle East and Africa, and China. General Insurance results are presented before consideration of internal reinsurance agreements.

(b)Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and man-made catastrophe losses, such as terrorism and civil disorders that exceed the $10 million threshold.

(c)As COVID-19 continues to evolve and affects many lines of business, the number of events is yet to be determined.

North america Results

Three Months Ended March 31,			Percentage
(in millions)	2020	2019	Change
Underwriting results:
Net premiums written	$2,770	$2,578	7%
Decrease in unearned premiums	149	575	(74)
Net premiums earned	2,919	3,153	(7)
Losses and loss adjustment expenses incurred(a)	2,108	2,189	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	444	508	(13)
Other acquisition expenses	127	106	20
Total acquisition expenses	571	614	(7)
General operating expenses	326	361	(10)
Underwriting loss	(86)	(11)	NM
Net investment income	495	945	(48)
Adjusted pre-tax income	$409	$934	(56)%
Loss ratio(a)	72.2	69.4	2.8
Acquisition ratio	19.6	19.5	0.1
General operating expense ratio	11.2	11.4	(0.2)
Expense ratio	30.8	30.9	(0.1)
Combined ratio(a)	103.0	100.3	2.7
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(7.0)	(5.1)	(1.9)
Prior year development, net of (additional) return premium on loss sensitive business	0.2	1.8	(1.6)
Adjustment for ceded premiums under reinsurance contracts related to prior accident years and other	-	1.0	NM
Accident year loss ratio, as adjusted	65.4	67.1	(1.7)
Accident year combined ratio, as adjusted	96.2	98.0	(1.8)

(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

92 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Business and Financial Highlights

The North America General Insurance business continues to make progress in strengthening our underwriting, actively managing our portfolio to improve business mix and articulating our revised risk appetite to the marketplace. We are leading the industry across a number of lines in terms of driving rate momentum to improve rate adequacy while simultaneously increasing the level of business retained. As we see increasing disruption in the marketplace, we are well placed to capitalize on opportunities, including within our excess and surplus business which is seeing an increase in submission flow and achieving significant rate change.

Adjusted pre-tax income decreased in the first quarter of 2020 compared to the same period in the prior year primarily due to lower net investment income, higher catastrophe losses primarily due to the impact of COVID-19 and lower favorable prior year loss reserve development, partially offset by improvements in the core business as evidenced by the lower current accident year loss ratio, as adjusted and lower general operating expense reflecting ongoing expense discipline.

Net premiums written increased in the first quarter of 2020 compared to the same period in the prior year primarily due to business growth and strong Commercial lines rate increases despite late quarter reduction in premiums due to the impact of COVID-19, partially offset by underwriting actions taken through 2019.

For a discussion of 2020 reinsurance programs see Part II, Item 7 MD&A - Enterprise Risk Management in our 2019 Annual Report.

North America Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

•decrease in net investment income reflecting loss on alternative investments, driven by hedge funds and lower income on fixed income securities;

•higher catastrophe losses primarily due to the impact of COVID-19; and

•lower favorable prior year loss reserve development.

These decreases were partially offset by:

•the lower accident year loss ratio, as adjusted primarily driven by improved business mix, strong premium rate increases, as well as benefits from underwriting actions in 2019; and

•lower general operating expense reflecting ongoing expense discipline.

AIG | First Quarter 2020 Form 10-Q 93

ITEM 2 | Business Segment Operations | General Insurance

North America Net Premiums Written Three Months Ended March 31, (in millions)

2020 and 2019 Comparison

Net premiums written increased primarily due to:

•growth in our assumed reinsurance business, Retail and Wholesale Property as well as strong Commercial lines rate increases.

This increase was partially offset by:

•lower production primarily due to underwriting actions taken through 2019.

North America Combined Ratios Three Months Ended March 31,

2020 and 2019 Comparison

The increase in the combined ratio reflected an increase in the loss ratio slightly offset by a decrease in the general operating expense ratio.

The increase in the loss ratio reflected:

•lower favorable prior year loss reserve development; and

•higher catastrophe losses primarily due to the impact of COVID-19.

These increases in the loss ratio were partially offset by a lower accident year loss ratio, as adjusted primarily driven by improved business mix, strong rate increases, as well as benefits from underwriting actions taken in 2019.

The decrease in the general operating expense ratio reflected ongoing expense discipline.

94 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

International Results

Three Months Ended March 31,			Percentage
(in millions)	2020	2019	Change
Underwriting results:
Net premiums written	$3,151	$3,455	(9)%
Decrease in unearned premiums	9	105	(91)
Net premiums earned	3,160	3,560	(11)
Losses and loss adjustment expenses incurred	1,951	2,044	(5)
Acquisition expenses:
Amortization of deferred policy acquisition costs	542	651	(17)
Other acquisition expenses	218	197	11
Total acquisition expenses	760	848	(10)
General operating expenses	450	478	(6)
Underwriting income (loss)	(1)	190	NM
Net investment income	93	144	(35)
Adjusted pre-tax income	$92	$334	(72)%
Loss ratio	61.7	57.4	4.3
Acquisition ratio	24.1	23.8	0.3
General operating expense ratio	14.2	13.4	0.8
Expense ratio	38.3	37.2	1.1
Combined ratio	100.0	94.6	5.4
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(6.7)	(0.5)	(6.2)
Prior year development, net of (additional) return premium on loss sensitive business	1.4	0.4	1.0
Adjustment for ceded premiums under reinsurance contracts related to prior accident years	-	-	NM
Accident year loss ratio, as adjusted	56.4	57.3	(0.9)
Accident year combined ratio, as adjusted	94.7	94.5	0.2

Business and Financial Highlights

The International General Insurance business is focused on underwriting profits and improved efficiency, further improving underwriting margins, and growing profitably in segments and geographies that support our growth strategy.

Adjusted pre-tax income decreased in the first quarter of 2020 compared to the same period in the prior year primarily due to higher catastrophe losses (due to the combination of COVID-19 and natural catastrophe losses), as well as lower net investment income partially offset by more favorable prior year loss development. The accident year loss ratio, as adjusted continued to improve reflecting the better premium rate environment, underwriting improvements and better risk selection.

Net premiums written, excluding the impact of foreign exchange, decreased in the first quarter of 2020 compared to the same period in the prior year primarily due to lower production primarily due to underwriting actions taken through 2019 as well as lower premiums from run-off business, partially offset by premium rate increases.

For a discussion of 2020 reinsurance programs see Part II, Item 7 MD&A - Enterprise Risk Management in our 2019 Annual Report.

AIG | First Quarter 2020 Form 10-Q 95

ITEM 2 | Business Segment Operations | General Insurance

International Adjusted Pre-Tax Income (Loss) Three Months Ended March 31, (in millions)

2020 and 2019 Comparison

Adjusted pre-tax Income decreased primarily due to:

•higher catastrophe losses (due to the combination of COVID-19 and natural catastrophe losses); and

•lower net investment income from fixed income securities.

The above decreases were partially offset by slightly more favorable prior year loss development and an improvement in the accident year loss ratio, as adjusted reflecting premium rate increases, benefits from underwriting actions and better risk selection.

International Net Premiums Written Three Months Ended March 31, (in millions)

2020 and 2019 Comparison

Net premiums written, excluding the impact of foreign exchange, decreased due to:

•lower production primarily due to underwriting actions taken through 2019 partially offset by premium rate increases; and

•lower premiums from run-off business.

96 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

International Combined Ratios Three Months Ended March 31,

2020 and 2019 Comparison

The increase in the combined ratio reflected an increase in both the loss ratio and expense ratio.

The increase in the loss ratio was primarily driven by:

•higher catastrophe losses (due to the combination of COVID-19 and natural catastrophe losses); partially offset by

•lower accident year loss ratio as adjusted reflecting premium rate increases, and benefits from underwriting actions.

The increase in the expense ratio reflected a higher general operating expense ratio driven by lower premiums.

AIG | First Quarter 2020 Form 10-Q 97

ITEM 2 | Business Segment Operations | Life and Retirement

Life and Retirement
PRODUCTS AND DISTRIBUTION

Variable Annuities: Products include variable annuities that offer a combination of growth potential, death benefit features and income protection features. Variable annuities are distributed primarily through banks, wirehouses, and regional and independent broker-dealers.

Index Annuities: Products include fixed index annuities that provide growth potential based in part on the performance of a market index as well as optional living guaranteed features that provide lifetime income protection. Fixed index annuities are distributed primarily through banks, broker-dealers, independent marketing organizations and independent insurance agents.

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

Group Retirement: Products and services consist of group mutual funds, group annuities, individual annuity and investment products, and financial planning and advisory services, and plan administrative and compliance services.

In March 2019, the products and services marketed by The Variable Annuity Life Insurance Company were rebranded under the AIG Retirement Services name to allow the business to fully leverage the strength and scale of the AIG brand. Legal entity names, however, remain unchanged: The Variable Annuity Life Insurance Company and its subsidiaries, VALIC Financial Advisors, Inc. and VALIC Retirement Services Company.

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

98 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

FHLB Funding Agreements are issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments. Funding agreements are issued by our U.S. Life and Retirement companies to FHLBs in their respective districts at fixed or floating rates over specified periods, which can be prepaid at our discretion. Proceeds are generally invested in fixed income securities and other suitable investments to generate spread income. These investment contracts do not have mortality or morbidity risk and are similar to GICs.

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

Deliver Value Creation and Manage Capital by striving to deliver solid earnings through disciplined pricing, sustainable underwriting improvements, expense efficiency, and diversification of risk, while optimizing capital allocation and efficiency within insurance entities to enhance return on common equity.

AIG | First Quarter 2020 Form 10-Q 99

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

•increased competition in our primary markets, including aggressive pricing of annuities by private equity-backed annuity writers, increased competition and consolidation of employer groups in the group retirement planning market, and competitors with different profitability targets in the pension risk transfer space as well as other product lines;

•increasingly complex new and proposed regulatory requirements, which have affected industry growth and costs; and

•upgrading our technology and underwriting processes while managing general operating expenses.

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our specific operating segments:

The impact of COVID-19 is evolving rapidly and will depend upon the scope and duration of the crisis as well as the actions taken by governments, regulators and other third parties in response, all of which are highly uncertain at this time. The results for the first quarter of 2020 include COVID-19 related market impacts increasing Variable Annuity DAC/SIA amortization and reserves due to the equity market decline as well as our investment returns, primarily due to lower yield enhancements from losses on securities for which the fair value option was elected. The impact of COVID-19 on our premiums and deposits as well as claims incurred was not material this quarter primarily due to the timing of the COVID-19 outbreak in the U.S., late in the first quarter. The regulatory approach to the crisis and impact on the insurance industry is an unknown factor which adds more uncertainty.

Individual Retirement

Increasing life expectancy and reduced expectations for traditional retirement income from defined benefit programs and fixed income securities are leading Americans to seek additional financial security as they approach retirement. The strong demand for individual index and fixed deferred annuities with guaranteed income features has attracted increased competition in this product space. In response to the continued low interest rate environment, which has added pressure to profit margins, we have developed guaranteed income benefits for variable, fixed index, and fixed deferred annuities with margins that are less sensitive to the level of interest rates.

Changes in the capital markets (interest rate environment, equity markets, volatility) can have a significant impact on sales, surrender rates, investment returns, guaranteed income features, and spreads in the annuity industry.

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

Changes in the capital markets (interest rate environment, equity markets, volatility) can have a significant impact on investment returns, guaranteed income features, and spreads, and a moderate impact on sales and surrender rates.

100 AIG | First Quarter 2020 Form 10-Q

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

life and retirement RESULTS

Three Months Ended March 31,			Percentage
(in millions)	2020	2019	Change
Revenues:
Premiums	$1,223	$1,229	-%
Policy fees	726	707	3
Net investment income	2,003	2,042	(2)
Advisory fee and other income	220	226	(3)
Total adjusted revenues	4,172	4,204	(1)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	1,720	1,566	10
Interest credited to policyholder account balances	897	887	1
Amortization of deferred policy acquisition costs	318	200	59
General operating and other expenses*	622	587	6
Interest expense	41	40	3
Total benefits, losses and expenses	3,598	3,280	10
Adjusted pre-tax income	$574	$924	(38)%

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

AIG | First Quarter 2020 Form 10-Q 101

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Results

Three Months Ended March 31,			Percentage
(in millions)	2020	2019	Change
Revenues:
Premiums	$41	$11	273%
Policy fees	207	193	7
Net investment income	975	999	(2)
Advisory fee and other income	147	148	(1)
Benefits and expenses:
Policyholder benefits and losses incurred	138	31	345
Interest credited to policyholder account balances	444	424	5
Amortization of deferred policy acquisition costs	221	120	84
Non deferrable insurance commissions	79	77	3
Advisory fee expenses	52	54	(4)
General operating expenses	110	118	(7)
Interest expense	20	19	5
Adjusted pre-tax income	$306	$508	(40)%
Fixed annuities base net investment spread:
Base yield	4.36%	4.68%	(32)	bps
Cost of funds	2.61	2.71	(10)
Fixed annuities base net investment spread	1.75%	1.97%	(22)	bps

Business and Financial Highlights

The market environment continues to reflect uncertainties in the annuity business resulting from a sustained low interest rate environment as well as the COVID-19 crisis. Interest rates declined significantly in the first quarter of 2020 and are at historical lows. Premiums and deposits decreased in the first quarter of 2020 compared to the same period in the prior year. Net flows decreased in the first quarter of 2020 compared to the same period in the prior year primarily due to lower sales in Fixed and Index Annuities, and Retail Mutual Funds, as well as higher surrenders and withdrawals partially offset by higher Variable Annuity sales.

Adjusted pre-tax income decreased in the first quarter of 2020 compared to the same period in the prior year, primarily driven by increases in Variable Annuity DAC/SIA amortization and reserves due to the equity market decline, lower yield enhancements from losses on securities for which the fair value option was elected, lower base investment yield and lower hedge fund returns. Partially offsetting these decreases were higher private equity income and growth in invested assets.

102 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

•increases in Variable Annuity DAC/SIA amortization and reserves due to the equity market decline; and

•decrease in net investment income driven by lower yield enhancements from losses on securities for which the fair value option was elected, and lower base investment yield, partially offset by increases in invested assets.

Partially offsetting these decreases were:

•Higher gains on alternative investments due to higher private equity income partially offset by lower hedge fund returns.

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums increased in the three-month period ended March 31, 2020 compared to the same period in the prior year.

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

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2020	2019
Premiums	$41	$11
Deposits	3,078	4,175
Other	(3)	-
Premiums and deposits	$3,116	$4,186

AIG | First Quarter 2020 Form 10-Q 103

ITEM 2 | Business Segment Operations | Life and Retirement

The following table presents surrenders as a percentage of average reserves:

Three Months Ended March 31,	2020	2019
Surrenders as a percentage of average reserves
Fixed annuities	6.7%	8.1%
Variable and index annuities	6.4	6.0

The following table presents reserves for fixed annuities and variable and index annuities by surrender charge category:

	March 31, 2020		December 31, 2019
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$27,385	$21,455	$27,804	$24,393
Greater than 0% - 2%	2,488	8,652	2,059	9,397
Greater than 2% - 4%	2,893	13,630	3,209	15,296
Greater than 4%	16,316	32,876	16,453	31,833
Non-surrenderable	1,696	535	1,664	525
Total reserves	$50,778	$77,148	$51,189	$81,444

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For fixed annuities, the proportion of reserves subject to surrender charge at March 31, 2020 was flat compared to December 31, 2019. The decrease in reserves with no surrender charge for variable and index annuities at March 31, 2020 compared to December 31, 2019 is principally due to lower equity markets that resulted in a decline in variable annuities separate account reserves.

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows Three Months Ended March 31, (in millions)

2020 and 2019 Comparison

•Fixed Annuities premiums and deposits decreased primarily due to lower bank, broker dealer and Independent Market Organization distribution sales driven by a decline in interest rates, and lower sales of products with living benefit features. Net flows were negative primarily due to lower premiums and deposits partially offset by lower surrenders compared to positive net flows in the first quarter 2019.

•Variable and Index Annuities premiums and deposits increased primarily due to higher variable annuity sales driven by higher broker dealer and bank distribution sales partially offset by a decrease in index annuity sales driven by a decline in the broker dealer and wirehouse distribution channels. Variable annuity net flows remained negative but improved primarily due to increase in sales partially offset by higher surrenders. Index annuity net flows decreased primarily due to lower sales and higher surrenders.

•Retail Mutual Funds premiums and deposits decreased due to continued negative industry trends in U.S. actively managed equity funds and underperformance within our largest fund. Net flows remained negative and deteriorated reflecting lower deposits and higher surrenders and withdrawals.

104 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Results

Three Months Ended March 31,			Percentage
(in millions)	2020	2019	Change
Revenues:
Premiums	$6	$4	50%
Policy fees	109	100	9
Net investment income	517	541	(4)
Advisory fee and other income	62	64	(3)
Benefits and expenses:
Policyholder benefits and losses incurred	33	10	230
Interest credited to policyholder account balances	281	282	-
Amortization of deferred policy acquisition costs	35	12	192
Non deferrable insurance commissions	28	28	-
Advisory fee expenses	24	23	4
General operating expenses	139	111	25
Interest expense	11	11	-
Adjusted pre-tax income	$143	$232	(38)%
Base net investment spread:
Base yield	4.39%	4.59%	(20)	bps
Cost of funds	2.69	2.76	(7)
Base net investment spread	1.70%	1.83%	(13)	bps

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. However, external factors, including increased competition and the consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement’s customer retention. Premiums and deposits decreased in the first quarter of 2020 compared to the same period in 2019. Net flows remained negative but improved in the first quarter of 2020 compared to the same period of 2019 due to lower surrenders partially offset by lower premiums and deposits.

Adjusted pre-tax income decreased in the first quarter of 2020 compared to the same period in 2019 primarily from higher variable annuity DAC amortization and reserves due to weaker equity market performance, higher general operating expenses, lower gains on securities for which the fair value option was elected, and lower gains on base net investment spread primarily due to lower reinvestment yields. Partially offsetting these decreases were higher investment returns in our alternative investment portfolio including higher private equity returns and higher policy fee income driven by growth of assets.

AIG | First Quarter 2020 Form 10-Q 105

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

•higher variable annuity DAC amortization and reserves due to weaker equity market performance;

•higher general operating expenses primarily due to increased legal expenses and continued investment in people and technology;

•lower net investment income, primarily from lower gains on securities for which the fair value option was elected and lower hedge fund returns due to widening spreads partially offset by higher gains on alternative investment portfolio driven by higher private equity returns and higher gain on calls; and

•decrease in base net investment spread primarily due to lower reinvestment yields and lower accretion;

Partially offsetting these decreases were:

•higher policy fee income net of expenses primarily driven by growth of assets.

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in the first quarter of 2020, which primarily represents immediate annuities, increased compared to 2019. Overall, premiums are not a significant driver of the Group Retirement results.

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

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2020	2019
Premiums	$6	$4
Deposits	1,849	2,059
Premiums and deposits	$1,855	$2,063

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

Three Months Ended March 31,	2020	2019
Surrenders as a percentage of average reserves and mutual funds	9.4%	11.8%

106 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

The following table presents reserves for Group Retirement annuities by surrender charge category:

	March 31,		December 31,
(in millions)	2020	(a)	2019	(a)
No surrender charge(b)	$65,519		$71,912
Greater than 0% - 2%	578		1,140
Greater than 2% - 4%	501		672
Greater than 4%	5,950		6,038
Non-surrenderable	615		614
Total reserves	$73,163		$80,376

(a)Excludes mutual fund assets under administration of $17.8 billion and $21.7 billion at March 31, 2020 and December 31, 2019, respectively.

(b)Group Retirement amounts in this category include general account reserves of approximately $6.2 billion at both March 31, 2020 and December 31, 2019, which are subject to 20 percent annual withdrawal limitations at the participant level and general account reserves of $5.6 billion and $5.4 billion at March 31, 2020 and December 31, 2019, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.

Group Retirement annuities are typically subject to a five- to seven-year surrender charge period, depending on the product. At March 31, 2020, Group Retirement annuity reserves decreased compared to December 31, 2019 primarily due to weaker equity market performance. The surrender rate in the first quarter of 2020 decreased due to fewer large plan surrenders compared to the same period in the prior year.

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended March 31, (in millions)

2020 and 2019 Comparison

Net flows remained negative but improved primarily due to lower surrenders partially offset by decreased deposits. There were approximately $185 million of large plan surrenders in the first quarter of 2020 compared to approximately $566 million of large plan surrenders for the same period in the prior year. External factors including consolidation of healthcare providers and other employers in target markets continue to impact Group Retirement customer retention.

AIG | First Quarter 2020 Form 10-Q 107

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance Results

Three Months Ended March 31,			Percentage
(in millions)	2020	2019	Change
Revenues:
Premiums	$419	$395	6%
Policy fees	370	373	(1)
Net investment income	291	291	-
Other income	11	14	(21)
Benefits and expenses:
Policyholder benefits and losses incurred	709	638	11
Interest credited to policyholder account balances	92	92	-
Amortization of deferred policy acquisition costs	61	67	(9)
Non deferrable insurance commissions	27	12	125
General operating expenses	140	141	(1)
Interest expense	7	7	-
Adjusted pre-tax income	$55	$116	(53)%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Adjusted pre-tax income decreased in the first quarter of 2020 compared to the same period in the prior year primarily due to higher mortality and insurance reserves, and prior year favorable reserve and reinsurance refinements.

Life Insurance Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)
2020 and 2019 Comparison Adjusted pre-tax income decreased primarily due to: • Higher mortality and insurance reserves; and • Prior year favorable reserve and reinsurance refinements.

108 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums, excluding the effect of foreign exchange, increased in the first quarter of 2020 compared to the same period in the prior year. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2020	2019
Premiums	$419	$395
Deposits	402	406
Other	194	194
Premiums and deposits	$1,015	$995

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits Three Months Ended March 31, (in millions)
2020 and 2019 Comparison Premiums and deposits, excluding the effect of foreign exchange, increased primarily due to growth in international life, health and group premiums.

AIG | First Quarter 2020 Form 10-Q 109

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional markets Results

Three Months Ended March 31,			Percentage
(in millions)	2020	2019	Change
Revenues:
Premiums	$757	$819	(8)%
Policy fees	40	41	(2)
Net investment income	220	211	4
Benefits and expenses:
Policyholder benefits and losses incurred	840	887	(5)
Interest credited to policyholder account balances	80	89	(10)
Amortization of deferred policy acquisition costs	1	1	-
Non deferrable insurance commissions	7	8	(13)
General operating expenses	16	15	7
Interest expense	3	3	-
Adjusted pre-tax income	$70	$68	3%

Business and Financial Highlights

Institutional Markets continued to opportunistically grow its portfolio, which drove the increase in net investment income. Product distribution continues to be strong and the business is focused on maintaining pricing discipline.

Institutional Markets Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2020 and 2019 Comparison

Decrease in premiums and policyholder benefits were primarily due to pension risk transfer business written in 2019 compared to 2020.

Adjusted pre-tax income increased primarily due to:

•higher net investment income from growth in reserves;

•decrease in interest crediting results from impact of lower interest rates on floating-rate GICs and related hedging; and

•favorable mortality experience.

110 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums decreased in the first quarter of 2020 compared to the same period in the prior year primarily driven by the pension risk transfer business written in the first quarter of 2019.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct premiums as well as deposits received on investment-type annuity contracts, including GICs. Deposits also include FHLB funding agreements.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2020	2019
Premiums	$757	$819
Deposits	152	286
Other	8	7
Premiums and deposits	$917	$1,112

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits Three Months Ended March 31, (in millions)
2020 and 2019 Comparison Premiums and deposits decreased due to lower deposits on GICs and lower pension risk transfer sales.

AIG | First Quarter 2020 Form 10-Q 111

ITEM 2 | Business Segment Operations | Other Operations

Other Operations

Other Operations consists of income from assets held by AIG Parent and other corporate subsidiaries, general operating expenses not attributable to AIG reporting segments, certain compensation expenses attributable to Other Operations and reporting segments, amortization of value of distribution network acquired related to the Validus and Glatfelter acquisitions, and interest expense attributable to AIG long-term debt as well as debt associated with consolidated investment entities. Other Operations also includes Blackboard – a subsidiary focused on delivering commercial insurance solutions using digital technology, data analytics and automation. At the end of March 2020, AIG decided to place Blackboard into run-off.

Other Operations Results

Three Months Ended March 31,			Percentage
(in millions)	2020	2019	Change
Revenues:
Premiums	$15	$12	25%
Net investment income:
Interest and dividends - available for sale securities	26	27	(4)
Interest and dividends - fair value option securities	(8)	4	NM
Other investment income - consolidated investment entities	94	53	77
Other investment income	16	19	(16)
Total net investment income	128	103	24
Other income	19	24	(21)
Total adjusted revenues	162	139	17
Benefits, losses and expenses:
Policyholder benefits and losses incurred	11	4	175
Acquisition expenses - amortization of deferred policy acquisition costs	4	5	(20)
General operating expenses	280	214	31
Interest expense:
Interest - corporate	259	260	-
Interest - other (primarily consolidated investment entities)*	59	43	37
Total interest expense	318	303	5
Total benefits, losses and expenses	613	526	17
Adjusted pre-tax loss before consolidation and eliminations	(451)	(387)	(17)
Consolidation, eliminations and other adjustments	(84)	(70)	(20)
Adjusted pre-tax loss	$(535)	$(457)	(17)%

Adjusted pre-tax loss by activities:
Corporate (Parent and Service Companies):
General operating expenses	$(244)	$(181)	(35)%
Interest expense	(259)	(260)	-
All other income (expense), net	20	41	(51)
Total Corporate (Parent and Service Companies)	(483)	(400)	(21)
Consolidated investment portfolio	48	22	118
Blackboard	(16)	(9)	(78)
Consolidation, eliminations and other adjustments:
Consolidation, eliminations and other adjustments - consolidated investment entities	(104)	(92)	(13)
Consolidation, eliminations and other adjustments - other	20	22	(9)
Total consolidation, eliminations and other adjustments	(84)	(70)	(20)
Adjusted pre-tax loss	$(535)	$(457)	(17)%

*Interest expense-other primarily represents interest expense on consolidated investment entities of $46 million and $31 million in 2020 and 2019, respectively, and costs of derivatives used to economically hedge foreign denominated debt of $12 million and $9 million in 2020 and 2019, respectively.

112 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Other Operations

2020 and 2019 Comparison

Adjusted pre-tax loss increased primarily due to:

•higher corporate general operating expenses due to higher compensation and technology costs; and

•higher interest expenses driven by debt associated with consolidated investment entities.

The increase in adjusted pre-tax loss was partially offset by:

•higher net investment income associated with consolidated investment entities.

AIG | First Quarter 2020 Form 10-Q 113

ITEM 2 | Business Segment Operations | Legacy Portfolio

Legacy Portfolio

Legacy Portfolio represents exited or discontinued product lines, policy forms or distribution channels. Effective February 2018, our Bermuda-domiciled composite reinsurer, Fortitude Re, is included in our Legacy Portfolio.

•Legacy Life and Retirement Run-Off Lines – Reserves consist of certain structured settlements, pension risk transfer annuities and single premium immediate annuities written prior to April 2012. Also includes exposures to whole life, long-term care and exited accident & health product lines.

•Legacy General Insurance Run-Off Lines – Reserves consist of excess workers’ compensation, environmental exposures and exposures to other products within General Insurance that are no longer actively marketed. Also includes the remaining reserves in Eaglestone Reinsurance Company.

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

SALE OF FORTITUDE HOLDINGS

Fortitude Re was established during the first quarter of 2018 in connection with a series of affiliated reinsurance transactions related to our Legacy Portfolio. Those reinsurance transactions were designed to consolidate most of our Legacy Insurance Run-Off Lines into a single legal entity. As of March 31, 2020, the affiliated transactions included the cession of approximately $30.1 billion of reserves from our Legacy Life and Retirement Run-Off Lines and approximately $3.8 billion of reserves from our Legacy General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries. Fortitude Re has approximately $2.7 billion of total assets after elimination of intercompany balances, primarily managed by AIG, and is AIG’s main run-off reinsurer with its own dedicated management team. In the second quarter of 2018, we formed Fortitude Holdings to act as a holding company for Fortitude Re.

On November 13, 2018, AIG completed the sale of a 19.9 percent ownership interest in Fortitude Holdings to TC Group Cayman Investments Holdings, L.P. (TCG), an affiliate of Carlyle. Upon completion of the 2018 Fortitude Sale, Fortitude Holdings owned 100 percent of the outstanding common shares of Fortitude Re and AIG had an 80.1 percent ownership interest in Fortitude Holdings. AIG received $381 million in cash and will receive up to $95 million of deferred compensation following December 31, 2023, which is subject to a purchase price adjustment wherein AIG will reimburse TCG for adverse development in property casualty related reserves, based on an agreed methodology, that occurs on or prior to December 31, 2023, up to the value of TCG’s investment in Fortitude. Any amount due to TCG in respect of this purchase price adjustment will be offset by the amount of the $95 million otherwise due from TCG to AIG. To the extent AIG does not receive all or a portion of the planned distributions by May 13, 2020, TCG will pay us up to an additional $100 million, which amount shall adjust in proportion with the amount of the dividend received by AIG. In connection with the 2018 Fortitude Sale, we agreed to certain investment commitment targets into various Carlyle strategies and to certain minimum investment management fee payments within thirty-six months following the closing. AIG also will be required to pay a proportionate amount of an agreed make-whole fee to the extent we fail to satisfy such investment commitment targets.

On November 25, 2019, AIG entered into a membership interest purchase agreement with Fortitude Holdings, Carlyle, Carlyle FRL, an investment fund advised by an affiliate of Carlyle (Carlyle FRL), T&D United Capital Co., Ltd. (T&D) and T&D Holdings, Inc., pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Carlyle FRL will purchase from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D will purchase from AIG a 25 percent ownership interest in Fortitude Holdings. Upon closing of the Majority Interest Fortitude Sale, AIG will have a 3.5 percent ownership interest in Fortitude Holdings.

114 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Legacy Portfolio

The purchase price under the Majority Interest Fortitude Sale is subject to a post-closing purchase price adjustment pursuant to which AIG will pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur on or prior to December 31, 2023, up to a maximum payment of $500 million. In connection with the Majority Interest Fortitude Sale agreement, AIG, Fortitude Holdings and TCG have agreed that, effective as of the closing of the Majority Interest Fortitude Sale, (i) AIG’s aforementioned investment commitment targets will be assumed by Fortitude Holdings and AIG will be released therefrom, (ii) the purchase price adjustment that AIG had agreed to provide TCG in the 2018 Fortitude Sale will be terminated, and (iii) Carlyle will remain obligated to pay AIG $95 million of deferred compensation at December 31, 2023 and up to an additional $100 million to the extent AIG does not receive all or a portion of the planned distributions by May 13, 2020, which amount shall adjust in proportion with the amount of the dividend received by AIG. We expect to contribute approximately $1.45 billion of the proceeds of the Majority Interest Fortitude Sale to certain of our insurance company subsidiaries for a period of time following the closing of the transaction. There can be no guarantee that we will receive the required regulatory approvals or that closing conditions will be satisfied in order to consummate the Majority Interest Fortitude Sale.

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

Upon closing of the Majority Interest Fortitude Sale, AIG will recognize a loss for the portion of the unamortized balance of these assets that are not recoverable, if any, when we are no longer a controlling shareholder in Fortitude Holdings. As of March 31, 2020, the unamortized balances of the aforementioned prepaid insurance assets and related deferred acquisition costs were $2.2 billion (after-tax) and $0.4 billion (after-tax), respectively. This combined loss of $2.6 billion would be incremental to any gain or loss recognized on the Majority Interest Fortitude Sale. The incremental gain or loss we will recognize on the Majority Interest Fortitude Sale would be impacted, perhaps significantly, by market conditions existing at the time the Majority Interest Fortitude Sale closes.

LEGACY PORTFOLIO RESULTS

Three Months Ended March 31,			Percentage
(in millions)	2020	2019	Change
Revenues:
Premiums	$124	$118	5%
Policy fees	29	30	(3)
Net investment income	127	575	(78)
Other income (loss)	(16)	(17)	6
Total adjusted revenues	264	706	(63)
Benefits, losses and expenses:
Policyholder benefits and losses and loss adjustment
expenses incurred	507	432	17
Interest credited to policyholder account balances	51	54	(6)
Amortization of deferred policy acquisition costs	18	18	-
General operating and other expenses	52	85	(39)
Interest expense	4	5	(20)
Total benefits, losses and expenses	632	594	6
Adjusted pre-tax income (loss)	$(368)	$112	NM	%
Adjusted pre-tax income (loss) by type:
General Insurance Run-Off Lines	$36	$15	140%
Life and Retirement Run-Off Lines	(133)	87	NM
Legacy Investments	(271)	10	NM
Adjusted pre-tax income (loss)	$(368)	$112	NM	%

		March 31,	December 31,
(in millions)		2020	2019
Selected Balance Sheet Data
Legacy Investments, net of related debt		$1,352	$2,002
Legacy General Insurance run-off reserves		5,147	5,409
Legacy Life and Retirement run-off reserves		37,817	38,728

AIG | First Quarter 2020 Form 10-Q 115

ITEM 2 | Business Segment Operations | Legacy Portfolio

Business and Financial Highlights

Legacy insurance lines, including those ceded to Fortitude Re, continue to run-off as anticipated for Legacy General Insurance and Legacy Life and Retirement Run-Off Lines. Legacy investments have been reduced significantly over the last several years declining from $6.7 billion at December 31, 2016 to $1.4 billion at March 31, 2020. The remaining Legacy investments primarily include structured credit junior notes for which we have elected the fair value option and real estate investments.

Legacy Portfolio Adjusted Pre-Tax Income Three Months Ended March 31, (in millions)

2020 and 2019 Comparison

Adjusted pre-tax income decreased due to:

•Lower Legacy Investment earnings due to a losses on fair value option portfolios in the first quarter of 2020 compared to gains in the first quarter of 2019; and

•Lower Legacy Life and Retirement earnings due to lower net investment income, primarily from lower returns from hedge funds and lower gains on securities for which the fair value option was elected.

These decreases were partially offset by higher Legacy General Insurance earnings due to higher net investment income.

116 AIG | First Quarter 2020 Form 10-Q

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

The impact of COVID-19 is evolving rapidly and will depend upon the scope and duration of the crisis as well as the actions taken by governments, regulators and other third parties in response, all of which are highly uncertain at this time. Adverse changes and developments affecting the global economy, including a significant global economic slowdown, stock market declines and increased financial market volatility may have near-term and long-term negative effects on our overall investment portfolio. Within our diversified investment portfolio, there may be exposures to certain segments of the economy significantly affected by the crisis, which could result in the recognition of credit losses and increases in our allowance for credit losses if businesses remain closed and the impact of the crisis on the global economy worsens.

Investment Highlights in the first quarter of 2020

•A drop in interest rates was more than offset by a significant widening of credit spreads that resulted in a net unrealized loss movement in our investment portfolio. Net unrealized gains in our available for sale portfolio decreased to approximately $7.4 billion as of March 31, 2020 from approximately $17.9 billion as of December 31, 2019.

•We continued to make investments in structured securities and other fixed maturity securities with favorable risk compared to return characteristics to improve yields and increase net investment income.

•We experienced lower investment returns due to losses in our hedge funds and fair value option equity security holdings due to significant volatility and declines in equity markets in the first quarter of 2020, and losses from fixed maturity securities for which the fair value option was elected due to a significant widening of credit spreads in the current quarter. This compares to the same period in the prior year where we experienced gains in our hedge funds and fair value options equity security holdings as a result of robust equity market returns, and gains in our fixed maturities securities portfolio for which we elected the fair value option due to a drop in rates and narrowing credit spreads.

•Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•Implemented CECL (Current Expected Credit Losses), the new credit loss accounting standard, in the first quarter of 2020.

Investment Strategies

Investment strategies are assessed at the business segment level and involve considerations that include local and general market conditions, duration and cash flow management, risk appetite and volatility constraints, rating agency and regulatory capital considerations, and tax and legal investment limitations.

Some of our key investment strategies are as follows:

•Our fundamental strategy across the portfolios is to seek investments with similar characteristics to the associated insurance liabilities to the extent practicable. AIG embeds Environmental, Social and Governance (ESG) considerations in its fundamental investment analysis of the companies or projects we invest in to ensure that they have sustainable earnings over the full term of our investment. AIG considers internal and external factors and evaluates changes in consumer behavior, industry trends related to ESG factors as well as the ability of the management of companies to respond appropriately to these changes in order to maintain their competitive advantage.

•We seek to originate investments that offer enhanced yield through illiquidity premiums, such as private placements and commercial mortgage loans, which also add portfolio diversification. These assets typically afford credit protections through covenants, ability to customize structures that meet our insurance liability needs, and deeper due diligence given information access.

•Given our global presence, we have access to assets that provide diversification from local markets. To the extent we purchase these investments, we generally hedge the currency risk using derivatives, which could provide opportunities to earn higher risk adjusted returns compared to risk assets in the functional currency.

AIG | First Quarter 2020 Form 10-Q 117

ITEM 2 | Investments

•AIG Parent, included in Other Operations, actively manages its assets and liabilities in terms of products, counterparties and duration. AIG Parent’s liquidity sources are held primarily in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. These securities allow us to diversify sources of liquidity while reducing the cost of maintaining sufficient liquidity.

•Within the U.S., the Life and Retirement and General Insurance investments are generally split between reserve backing and surplus portfolios.

–Insurance reserves are backed by mainly investment grade fixed maturity securities that meet our duration, current risk-return, tax, liquidity, credit quality and diversification objectives. We assess asset classes based on their fundamental risk, including credit (public and private), commercial mortgages and residential mortgages regardless of whether such investments are bonds, loans, or structured products.

–Surplus investments seek to enhance portfolio returns and are generally comprised of a mix of fixed maturity investment grade and below investment grade securities and various alternative asset classes, including private equity, real estate equity, and hedge funds. Over the past few years, hedge fund investments have been reduced with more emphasis given to private equity, real estate and private credit.

•Outside of the U.S., fixed maturity securities held by insurance companies consist primarily of high-grade securities generally denominated in the currencies of the countries in which we operate.

Asset Liability Management

The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies’ North America operations have an average duration of 3.2 years. Fixed maturity securities of the General Insurance companies’ international operations have an average duration of 3.6 years.

While invested assets backing reserves of the General Insurance companies are primarily invested in conventional liquid fixed maturity securities, we have continued to allocate to asset classes that offer higher yields through structural and illiquidity premiums, particularly in our North America operations. In addition, we continue to invest in both fixed rate and floating rate asset-backed investments to manage our exposure to potential changes in interest rates and inflation. We seek to diversify the portfolio across asset classes, sectors, and issuers to mitigate idiosyncratic portfolio risks.

In addition, a portion of the surplus of General Insurance is invested in a diversified portfolio of alternative investments that seek to balance liquidity, volatility and growth of surplus. There is a higher allocation to equity-oriented investments in General Insurance surplus relative to other AIG portfolios given the underlying inflation risks inherent in that business. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields and have provided added diversification to the broader portfolio.

The investment strategy of the Life and Retirement companies is to provide net investment income to back liabilities that result in stable distributable earnings and enhance portfolio value, subject to asset liability management, capital, and regulatory constraints.

The Life and Retirement companies use asset-liability management as a primary tool to monitor and manage risk in their businesses. The Life and Retirement companies maintain a diversified, high- to-medium quality portfolio of fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans that, to the extent practicable, match the duration characteristics of the liabilities. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, duration varies between distinct portfolios. The interest rate environment has a direct impact on the asset liability management profile of the businesses, and an extended low interest rate environment may result in a lengthening of liability durations from initial estimates, primarily due to lower lapses, which may require us to further extend the duration of the investment portfolio. A further lengthening of the portfolio will be assessed in the context of available market opportunities as longer duration markets may not provide similar diversification benefits as shorter duration markets.

Fixed maturity securities of the Life and Retirement companies’ domestic operations have an average duration of 8.1 years. We seek to diversify the portfolio across asset classes, sectors, and issuers to mitigate idiosyncratic portfolio risks.

In addition, the Life and Retirement companies seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved yields in excess of the fixed maturity portfolio yields.

118 AIG | First Quarter 2020 Form 10-Q

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

For a full description of the composite AIG credit ratings see – Credit Ratings.

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

March 31, 2020
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$94,702	$71,537	$166,239	$7,429	$6,746	$1,067	$167	$15,409	$181,648
Mortgage-backed, asset-backed and collateralized	59,303	3,631	62,934	278	87	98	2,036	2,499	65,433
Total*	$154,005	$75,168	$229,173	$7,707	$6,833	$1,165	$2,203	$17,908	$247,081

*Excludes $48 million of fixed maturity securities for which no NAIC Designation is available.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

March 31, 2020
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$95,866	$69,736	$165,602	$7,391	$6,734	$1,921	$16,046	$181,648
Mortgage-backed, asset-backed and collateralized	50,075	4,240	54,315	642	358	10,118	11,118	65,433
Total*	$145,941	$73,976	$219,917	$8,033	$7,092	$12,039	$27,164	$247,081

*Excludes $48 million of fixed maturity securities for which no NAIC Designation is available.

Credit Ratings

At March 31, 2020, approximately 89 percent of our fixed maturity securities were held by our domestic entities. Approximately 17 percent of these securities were rated AAA by one or more of the principal rating agencies, and approximately 12 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At March 31, 2020, approximately 25 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 6 percent were below investment grade or not rated. Approximately 29 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

AIG | First Quarter 2020 Form 10-Q 119

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

For a discussion of credit risks associated with Investments see Enterprise Risk Management.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions)	2020	2019	2020	2019	2020	2019
Rating:
Other fixed maturity
securities
AAA	$11,814	$11,821	$2,057	$2,121	$13,871	$13,942
AA	31,032	31,141	-	-	31,032	31,141
A	50,954	49,437	11	11	50,965	49,448
BBB	69,736	75,598	-	-	69,736	75,598
Below investment grade	15,079	15,905	5	7	15,084	15,912
Non-rated	1,009	1,301	-	-	1,009	1,301
Total	$179,624	$185,203	$2,073	$2,139	$181,697	$187,342
Mortgage-backed, asset-
backed and collateralized
AAA	$29,164	$29,419	$345	$365	$29,509	$29,784
AA	14,006	14,816	177	201	14,183	15,017
A	6,246	6,861	137	165	6,383	7,026
BBB	3,724	4,154	515	98	4,239	4,252
Below investment grade	8,969	10,575	2,102	3,630	11,071	14,205
Non-rated	43	58	4	84	47	142
Total	$62,152	$65,883	$3,280	$4,543	$65,432	$70,426
Total
AAA	$40,978	$41,240	$2,402	$2,486	$43,380	$43,726
AA	45,038	45,957	177	201	45,215	46,158
A	57,200	56,298	148	176	57,348	56,474
BBB	73,460	79,752	515	98	73,975	79,850
Below investment grade	24,048	26,480	2,107	3,637	26,155	30,117
Non-rated	1,052	1,359	4	84	1,056	1,443
Total	$241,776	$251,086	$5,353	$6,682	$247,129	$257,768

120 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Investments

Available-for-Sale Investments

The following table presents the fair value of our available-for-sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2020	2019
Bonds available for sale:
U.S. government and government sponsored entities	$5,689	$5,380
Obligations of states, municipalities and political subdivisions	15,440	15,318
Non-U.S. governments	14,173	14,869
Corporate debt	144,322	149,636
Mortgage-backed, asset-backed and collateralized:
RMBS	30,857	32,805
CMBS	14,226	14,430
CDO/ABS	17,069	18,648
Total mortgage-backed, asset-backed and collateralized	62,152	65,883
Total bonds available for sale*	$241,776	$251,086

*At March 31, 2020 and December 31, 2019, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $25.1 billion and $27.8 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	March 31,	December 31,
(in millions)	2020	2019
Japan	$1,666	$1,651
Canada	971	989
France	880	1,013
United Kingdom	602	638
Germany	552	593
Indonesia	516	589
United Arab Emirates	439	494
Israel	438	399
Norway	393	410
Panama	334	348
Other	7,382	7,745
Total	$14,173	$14,869

AIG | First Quarter 2020 Form 10-Q 121

ITEM 2 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	March 31, 2020
			Non-			December 31,
		Financial	Financial	Structured		2019
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$880	$1,742	$1,442	$-	$4,064	$4,304
Germany	552	159	2,512	-	3,223	3,329
Netherlands	304	935	1,077	89	2,405	2,626
Ireland	62	154	395	1,263	1,874	2,132
Belgium	179	119	898	-	1,196	1,254
Spain	40	270	763	-	1,073	1,122
Luxembourg	-	240	340	-	580	381
Italy	3	99	361	-	463	482
Finland	88	43	40	-	171	192
Austria	160	3	-	-	163	164
Other - EuroZone	486	71	210	-	767	826
Total Euro-Zone	$2,754	$3,835	$8,038	$1,352	$15,979	$16,812
Remainder of Europe:
United Kingdom	$602	$3,650	$7,975	$2,313	$14,540	$15,798
Switzerland	30	1,061	647	-	1,738	1,879
Sweden	129	290	116	-	535	582
Norway	393	45	69	-	507	549
Russian Federation	187	41	204	-	432	425
Other - Remainder of Europe	57	28	110	-	195	262
Total - Remainder of Europe	$1,398	$5,115	$9,121	$2,313	$17,947	$19,495
Total	$4,152	$8,950	$17,159	$3,665	$33,926	$36,307
122 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Investments

Investments in Municipal Bonds

At March 31, 2020, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 91 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	March 31, 2020
	State	Local		Total	December 31,
	General	General		Fair	2019
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
New York	$6	$381	$2,684	$3,071	$3,059
California	732	383	1,937	3,052	2,928
Texas	96	529	865	1,490	1,512
Illinois	84	143	853	1,080	1,072
Massachusetts	431	-	327	758	745
Ohio	47	1	433	481	482
Georgia	107	71	276	454	459
Virginia	9	-	418	427	493
Washington	168	-	247	415	405
Florida	10	-	399	409	355
Pennsylvania	106	1	297	404	395
Washington, D.C.	11	-	296	307	316
Missouri	-	-	280	280	277
All other states(a)	382	280	2,150	2,812	2,820
Total(b)(c)	$2,189	$1,789	$11,462	$15,440	$15,318

(a)We did not have material credit exposure to the government of Puerto Rico.

(b)Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)Includes $447 million of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	March 31,	December 31,
(in millions)	2020	2019
Financial institutions:
Money Center/Global Bank Groups	$9,924	$10,701
Regional banks — other	650	659
Life insurance	2,919	3,166
Securities firms and other finance companies	254	334
Insurance non-life	5,413	5,492
Regional banks — North America	6,662	6,825
Other financial institutions	13,017	13,608
Utilities	19,256	19,424
Communications	9,918	9,939
Consumer noncyclical	20,305	19,997
Capital goods	7,752	8,006
Energy	10,696	13,379
Consumer cyclical	10,543	10,989
Basic	5,230	5,617
Other	21,783	21,500
Total*	$144,322	$149,636

*At March 31, 2020 and December 31, 2019, respectively, approximately 90 and 89 percent of these investments were rated investment grade.

AIG | First Quarter 2020 Form 10-Q 123

ITEM 2 | Investments

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, were 4.4 percent and 5.3 percent at March 31, 2020 and December 31, 2019, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2020	2019
Agency RMBS	$15,811	$15,721
Alt-A RMBS	7,123	8,484
Subprime RMBS	2,403	2,654
Prime non-agency	4,082	4,451
Other housing related	1,438	1,495
Total RMBS(a)(b)	$30,857	$32,805

(a)Includes approximately $7.3 billion and $8.7 billion at March 31, 2020 and December 31, 2019, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired Securities see Note 6 to the Condensed Consolidated Financial Statements.

(b)The weighted average expected life was five years at March 31, 2020 and six years at December 31 2019.

Our underwriting practices for investing in RMBS, other asset-backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2020	2019
CMBS (traditional)	$10,999	$11,250
Agency	2,210	2,051
Other	1,017	1,129
Total	$14,226	$14,430

The fair value of CMBS holdings remained stable during the first quarter of 2020. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in ABS/CDOs

The following table presents our ABS/CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	March 31,	December 31,
(in millions)	2020	2019
Collateral Type:
ABS	$8,620	$9,274
Bank loans (collateralized loan obligation)	8,418	9,330
Other	31	44
Total	$17,069	$18,648

124 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Investments

Commercial Mortgage Loans

At March 31, 2020, we had direct commercial mortgage loan exposure of $36.3 billion. All commercial mortgage loans were current or performing according to their restructured terms.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
March 31, 2020
State:
New York	101	$2,509	$4,979	$458	$375	$98	$-	$8,419	23%
California	72	849	1,341	246	551	805	33	3,825	11
New Jersey	47	1,671	32	413	81	27	32	2,256	6
Texas	52	563	1,161	173	139	145	-	2,181	6
Florida	71	447	157	503	218	217	-	1,542	4
Massachusetts	13	539	243	547	25	-	-	1,354	4
Illinois	19	505	440	10	18	-	22	995	3
Washington, D.C.	14	503	299	-	-	18	-	820	2
Pennsylvania	21	80	17	522	46	24	-	689	2
Ohio	24	173	10	187	267	-	-	637	2
Other states	203	2,133	735	1,254	725	400	8	5,255	14
Foreign	89	4,182	1,208	933	1,129	523	343	8,318	23
Total*	726	$14,154	$10,622	$5,246	$3,574	$2,257	$438	$36,291	100%
December 31, 2019
State:
New York	99	$2,377	$4,913	$457	$376	$98	$-	$8,221	23%
California	74	736	1,341	249	572	817	41	3,756	10
New Jersey	48	1,635	44	370	81	27	33	2,190	6
Texas	52	501	1,163	174	141	145	-	2,124	6
Florida	74	393	234	544	218	217	10	1,616	3
Massachusetts	13	540	245	549	25	-	-	1,359	4
Illinois	19	505	441	10	18	-	22	996	3
Washington, D.C.	13	447	302	-	-	18	-	767	2
Pennsylvania	23	81	20	528	46	25	-	700	2
Ohio	25	174	10	188	269	-	5	646	2
Other states	215	2,073	740	1,276	740	401	44	5,274	15
Foreign	85	4,237	1,189	987	1,177	564	367	8,521	24
Total*	740	$13,699	$10,642	$5,332	$3,663	$2,312	$522	$36,170	100%

*Does not reflect allowance for credit losses.

For additional discussion on commercial mortgage loans see Note 8 to the Consolidated Financial Statements in the 2019 Annual Report.

AIG | First Quarter 2020 Form 10-Q 125

ITEM 2 | Investments

Credit Impairments

The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended March 31, 2020		Non-
(in millions)	Structured	Structured	Total
Balance, beginning of year *	$7	$-	$7
Additions:
Securities for which allowance for credit losses were not previously recorded	24	174	198
Purchases of available for sale debt securities accounted for as
purchased credit deteriorated assets	6	-	6
Reductions:
Securities sold during the period	-	-	-
Intent to sell security or more likely than not will be required to sell the security
before recovery of its amortized cost basis	-	-	-
Additional increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent
to sell before recovery amortized cost basis	-	-	-
Write-offs charged against the allowance	-	-	-
Recoveries of amounts previously written off	-	-	-
Other	-	-	-
Balance, end of period	$37	$174	$211

*The beginning balance incorporates the Day 1 gross up on PCD assets held as of January 1, 2020.

Prior to January 1, 2020, we recorded other-than-temporary impairment charges of $83 million in the first quarter of 2019.

For a discussion of our allowance for credit losses on available for sale securities accounting policy see Note 6 to the Condensed Consolidated Financial Statements.

126 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Investments

The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

March 31, 2020	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$58,241	$3,302	8,143	$3,291	$911	388	$42	$23	6	$61,574	$4,236	8,537
7-11 months	1,033	74	186	87	27	17	11	6	1	1,131	107	204
12 months or more	3,901	395	617	833	226	103	111	64	12	4,845	685	732
Total	$63,175	$3,771	8,946	$4,211	$1,164	508	$164	$93	19	$67,550	$5,028	9,473
Below investment
grade bonds
0-6 months	$15,999	$1,262	4,491	$1,558	$487	491	$411	$242	90	$17,968	$1,991	5,072
7-11 months	94	11	70	98	33	54	20	15	13	212	59	137
12 months or more	582	52	219	607	198	104	289	172	48	1,478	422	371
Total	$16,675	$1,325	4,780	$2,263	$718	649	$720	$429	151	$19,658	$2,472	5,580
Total bonds
0-6 months	$74,240	$4,564	12,634	$4,849	$1,398	879	$453	$265	96	$79,542	$6,227	13,609
7-11 months	1,127	85	256	185	60	71	31	21	14	1,343	166	341
12 months or more	4,483	447	836	1,440	424	207	400	236	60	6,323	1,107	1,103
Total(e)	$79,850	$5,096	13,726	$6,474	$1,882	1,157	$884	$522	170	$87,208	$7,500	15,053

(a)Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)Represents the percentage by which fair value is less than cost at March 31, 2020.

(c)For bonds, represents amortized cost net of allowance.

(d)The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)Item count is by CUSIP by subsidiary.

The allowance for credit losses was $13 million for investment grade bonds, and $198 million for below investment grade bonds as of March 31, 2020.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the first quarter of 2020 was primarily attributable to decreases in the fair value of fixed maturity securities. For the first quarter of 2020, net unrealized gains related to fixed maturity securities decreased by $10.5 billion due primarily to a significant widening of credit spreads.

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

AIG | First Quarter 2020 Form 10-Q 127

ITEM 2 | Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

Three Months Ended March 31,
(in millions)	2020	2019
Sales of fixed maturity securities	$214	$(31)
Other-than-temporary impairments	-	(83)
Change in intent*	-	-
Change in allowance for credit losses on fixed maturity securities	(198)	-
Change in allowance for credit losses on loans	(38)	(24)
Foreign exchange transactions	(254)	(37)
Variable annuity embedded derivatives, net of related hedges	2,192	(261)
All other derivatives and hedge accounting	1,559	(72)
Other	44	62
Net realized capital gains (losses)	$3,519	$(446)

*For the three months ended March 31, 2019, the change in intent was included in Other-than-temporary impairments.

Net realized capital gains in the first quarter of 2020 compared to losses in the same period in the prior year due to derivative gains versus derivative losses in the prior year and gains on sales of securities versus losses in the prior period.

Net realized capital losses in the first quarter of 2019 due primarily to derivative losses and other-than-temporary impairment charges.

Variable annuity embedded derivatives, net of related hedges, reflected gains in the first quarter of 2020 compared to losses in the first quarter of 2019 primarily due to changes in the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with guaranteed minimum withdrawal benefits (GMWB) embedded derivative, which are not hedged as part of our economic hedging program.

For additional discussion of market risk management related to these product features see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs in the 2019 Annual Report. For more information on the economic hedging target and the impact to pre-tax income of this program see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results in this MD&A.

For further discussion of our investment portfolio see also Note 6 to the Condensed Consolidated Financial Statements.

128 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business*:

	March 31, 2020			December 31, 2019
	Net liability for	Reinsurance	Gross liability	Net liability for	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	unpaid losses	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	and loss	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation
(net of discount)	$4,187	$5,539	$9,726	$4,330	$5,494	$9,824
U.S. Excess Casualty	4,185	5,411	9,596	4,285	5,073	9,358
U.S. Other Casualty	4,174	4,643	8,817	4,064	4,695	8,759
U.S. Financial Lines	4,938	2,241	7,179	5,154	2,221	7,375
U.S. Property and Special risks	5,404	2,602	8,006	4,950	2,807	7,757
U.S. Personal Insurance	1,238	984	2,222	1,287	988	2,275
UK/Europe Casualty and Financial Lines	6,064	934	6,998	6,234	1,268	7,502
UK/Europe Property and Special risks	2,672	1,186	3,858	2,573	1,191	3,764
UK/Europe and Japan Personal Insurance	1,990	552	2,542	1,962	519	2,481
Other product lines	5,738	2,305	8,043	6,238	2,053	8,291
Unallocated loss adjustment expenses	1,805	884	2,689	1,824	882	2,706
Total General Insurance	42,395	27,281	69,676	42,901	27,191	70,092

Legacy Portfolio - Run-Off Lines:
U.S. Run-Off Long Tail Insurance Lines
(net of discount)	3,701	3,546	7,247	3,769	3,587	7,356
Other run-off product lines	130	66	196	164	66	230
Unallocated loss adjustment expenses	358	114	472	377	115	492
Total Legacy Portfolio - Run-Off Lines	4,189	3,726	7,915	4,310	3,768	8,078

Other Operations (Blackboard)	49	107	156	48	110	158

Total	$46,633	$31,114	$77,747	$47,259	$31,069	$78,328

*Includes loss reserve discount of $1.6 billion and $1.5 billion as of March 31, 2020 and December 31, 2019 respectively. For discussion of loss reserve discount see Note 10 to the Condensed Consolidated Financial Statements.

Prior Year Development

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

Three Months Ended March 31,
(in millions)	2020	2019
General Insurance:
North America*	$(13)	$(60)
International	(47)	(12)
Total General Insurance	$(60)	$(72)
Legacy Portfolio - Run-Off Lines	-	(2)
Total prior year (favorable) unfavorable development	$(60)	$(74)

*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $53 million and $58 million for the three-month periods ended March 31, 2020 and 2019, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $6 million and $1 million for the three-month periods ended March 31, 2020 and 2019, respectively. The related changes in amortization of the deferred gain were $22 million and $28 million for the three-month periods ended March 31, 2020 and 2019, respectively.

AIG | First Quarter 2020 Form 10-Q 129

ITEM 2 | Insurance Reserves

Net Loss Development

In the three-month period ended March 31, 2020, we recognized favorable prior year loss reserve development of $60 million.

The key components of this development were as follows:

North America

•amortization of the deferred gain from the adverse development reinsurance agreement with NICO; and

•adverse development in Personal Insurance.

International

•favorable development in International Casualty recoveries.

In the three-month period ended March 31, 2019, we recognized favorable prior year loss reserve development of $74 million. The key components of this development were as follows:

North America

•amortization of the deferred gain from the adverse development reinsurance agreement with NICO;

•favorable development in U.S. Property and Special Risks driven by favorable catastrophe activity; and

•adverse development in Excess Casualty.

International

•favorable development in Europe and Japan Personal Insurance and Europe Property and Special Risks; and

•adverse development in Europe Casualty and Financial Lines.

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended March 31, 2020
(in millions)	Total	2019	2018 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(28)	$2	$(30)
U.S. Excess casualty	(13)	-	(13)
U.S. Other casualty	(11)	-	(11)
U.S. Financial lines	(8)	-	(8)
U.S. Property and Special Risks	(2)	(5)	3
U.S. Personal insurance	40	47	(7)
Other product lines	9	(14)	23
Total General Insurance North America	$(13)	$30	$(43)
General Insurance International:
UK/Europe casualty and financial lines	$-	$-	$-
UK/Europe property and Special Risks	(9)	(13)	4
UK/Europe and Japan Personal insurance	(12)	(12)	-
Other product lines	(26)	4	(30)
Total General Insurance International	$(47)	$(21)	$(26)

Legacy Portfolio - Run-Off Lines	-	-	-

Total prior year (favorable) unfavorable development	$(60)	$9	$(69)

130 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

Three Months Ended March 31, 2019
(in millions)	Total	2018	2017 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(19)	$2	$(21)
U.S. Excess casualty	17	-	17
U.S. Other casualty	(9)	-	(9)
U.S. Financial lines	(10)	-	(10)
U.S. Property and Special Risks	(46)	6	(52)
U.S. Personal insurance	9	(12)	21
Other product lines	(2)	-	(2)
Total General Insurance North America	$(60)	$(4)	$(56)
General Insurance International:
UK/Europe casualty and financial lines	$51	$3	$48
UK/Europe property and Special Risks	(33)	(2)	(31)
UK/Europe and Japan Personal insurance	(44)	(43)	(1)
Other product lines	14	(32)	46
Total General Insurance International	$(12)	$(74)	$62

Legacy Portfolio - Run-off Lines	(2)	2	(4)

Total prior year (favorable) unfavorable development	$(74)	$(76)	$2

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

For a description of AIG’s catastrophe reinsurance protection for 2020, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – General Insurance Companies’ Key Risks – Natural Catastrophe Risk in our 2019 Annual Report.

AIG | First Quarter 2020 Form 10-Q 131

ITEM 2 | Insurance Reserves

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of March 31, 2020 and as of December 31, 2019, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	March 31,	December 31,
(in millions)	2020	2019
Gross Covered Losses
Covered reserves before discount	$18,473	$19,064
Inception to date losses paid	23,552	22,954
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$17,025	$17,018

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,620	$13,614
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	3,432	3,426
Discount on ceded losses(a)	(1,179)	(1,251)
Pre-tax deferred gain before amortization	2,253	2,175
Inception to date amortization of deferred gain at inception	(746)	(693)
Inception to date amortization attributed to changes in deferred gain(b)	(115)	(101)
Deferred gain liability reflected in AIG's balance sheet	$1,392	$1,381

(a)For the period from inception to March 31, 2020, the accretion of discount and a reduction in effective interest rates was offset by changes in estimates of the amount and timing of future recoveries under the adverse development reinsurance agreement.

(b)Excluded from our definition of APTI.

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

Three Months Ended March 31,
(in millions)	2020	2019
Balance at beginning of year, net of discount	$1,381	$1,382
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	6	2
Amortization attributed to deferred gain at inception(b)	(53)	(58)
Amortization attributed to changes in deferred gain(c)	(14)	(20)
Changes in discount on ceded loss reserves	72	307
Balance at end of period, net of discount	$1,392	$1,613

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

For a summary of significant reinsurers see Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Reinsurance Activities – Reinsurance Recoverable in our 2019 Annual Report.

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

132 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

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

For additional discussion of market risk management related to these product features see Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs in our 2019 Annual Report.

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

•The economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for U.S. GAAP valuation, such as margins for policyholder behavior, mortality, and volatility; and

•The economic hedge target excludes the non-performance or “own credit” risk adjustment used in the U.S. GAAP valuation, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the NPA spread) to the curve used to discount projected benefit cash flows.

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

•Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

•Risk exposures that we have elected not to explicitly or fully hedge.

The following table presents a reconciliation between the fair value of the U.S. GAAP embedded derivatives and the value of our economic hedge target:

	March 31,	December 31,
(in millions)	2020	2019
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$3,978	$2,474
Exclude non-performance risk adjustment	(6,719)	(2,504)
Embedded derivative liability, excluding NPA	10,697	4,978
Adjustments for risk margins and differences in valuation	(6,346)	(2,394)
Economic hedge target liability	$4,351	$2,584

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

AIG | First Quarter 2020 Form 10-Q 133

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

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

Three Months Ended March 31,
(in millions)	2020	2019
Change in fair value of embedded derivatives, excluding NPA	$(5,601)	$215
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities*	7	96
Interest rate derivative contracts	2,194	293
Equity derivative contracts	1,384	(593)
Change in fair value of variable annuity hedging portfolio	3,585	(204)
Change in fair value of embedded derivatives excluding NPA, net of hedging portfolio	(2,016)	11
Change in fair value of embedded derivatives due to NPA spread	2,646	(163)
Change in fair value of embedded derivatives due to change in NPA volume	1,569	(13)
Total change due to NPA	4,215	(176)
Net impact on pre-tax income (loss)	$2,199	$(165)

By Consolidated Income Statement line
Net investment income	$7	$96
Net realized capital gains (losses)	2,192	(261)
Net impact on pre-tax income (loss)	$2,199	$(165)

*Beginning in July 2019, the fixed maturity securities portfolio used in the hedging program was rebalanced to reposition the portfolio from a duration, sector, and issuer perspective. As part of this rebalancing, fixed maturity securities where we elected the fair value option were sold. Later in the quarter, as new fixed maturity securities were purchased, they were classified as available for sale. The change in fair value of available-for-sale fixed maturity securities and recognized as a component of other comprehensive income was reduced $13 million for the three-month period ended March 31, 2020.

The net impact on pre-tax income of $2.2 billion from the GMWB embedded derivatives and related hedges in the three-month period ended March 31, 2020 (excluding related DAC amortization) was driven by widening of credits spreads on the economic hedge target as well as the NPA spread, impact of lower interest rates that resulted in NPA volume gains from higher expected GMWB payments, offset by the impact of lower interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio. In the first quarter of 2019, the net impact on pre-tax loss of $165 million was primarily driven by losses from credit spread tightening and lower equity volatility on the economic hedge target and the impact of tighter credit spreads on the NPA spread.

The change in the fair value of the GMWB embedded derivatives, excluding NPA, in the first quarter of 2020 reflected losses from decreases in interest rates and lower equity markets, offset by widening of crediting spreads. The change in the fair value of the GMWB embedded derivatives, excluding NPA, in the first quarter of 2019 reflected gains from higher equity markets, offset by losses from decreases in interest rates, tightening of credit spreads, and lower equity volatility.

Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities on a U.S. GAAP basis, due to the NPA and other risk margins used for U.S. GAAP valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio. On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the increase in the economic hedge target, as discussed below. In the first quarter of 2020, we estimated a net mark to market gain of approximately $2 billion from our hedging activities related to our economic hedge target primarily driven by widening credit spreads. In the first quarter of 2019, we estimated a net mark to market gain of approximately $160 million from our hedging activities related to our economic hedge target primarily driven by a modeling refinement to our economic projections.

Change in Economic Hedge Target

The increase in the economic hedge target liability in the first quarter of 2020 was primarily due to lower interest rates, lower equity markets, offset by widening credit spreads.

134 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under U.S. GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

•Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in gains driven by lower interest rates in the first quarters of 2020 and 2019.

•Changes in the fair value of equity derivative contracts, which included futures and options, resulted in gains in the first quarter of 2020 versus losses in the first quarter of 2019, which varied based on the relative change in equity market returns in the respective periods.

•Changes in the fair value of fixed maturity securities, primarily corporate bonds, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. Beginning in July 2019, the change in the fair value of available-for-sale hedging bonds is reported as a component of comprehensive income in the Condensed Consolidated Statements of Comprehensive Income (Loss). Prior to July 2019, the change in the fair value of the hedging bonds, which was excluded from the adjusted pre-tax income of the Individual Retirement and Group Retirement segments, was reported in net investment income on the Consolidated Statements of Income (Loss). The change in the fair value of the corporate bond hedging program in the first quarter of 2020 reflected gains due to decreases in interest rates offset by widening credit spreads. The change in the fair value of the corporate bond hedging program in the first quarter of 2019 reflected gains due to decreases in interest rates, and tightening of credit spreads.

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies, excluding DAC of the Legacy Portfolio:

Three Months Ended March 31,
(in millions)	2020	2019
Balance, beginning of year	$7,901	$9,046
Initial allowance upon CECL adoption	15	-
Acquisition costs deferred	260	323
Amortization expense:
Related to realized capital gains and losses	(535)	93
All other operating amortization	(318)	(200)
Increase (decrease) in DAC due to foreign exchange	(32)	7
Change related to unrealized depreciation (appreciation) of investments	1,195	(781)
Balance, end of period*	$8,486	$8,488

*DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $9.3 billion and $9.6 billion at March 31, 2020 and 2019, respectively.

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

Market conditions in the first quarter of 2020 drove an $8.4 billion decrease in the unrealized appreciation of fixed maturity securities held to support businesses in the Life and Retirement companies at March 31, 2020 compared to December 31, 2019. At March 31, 2020, the shadow Investment-Oriented Adjustments reflected increases in DAC and unearned revenues and decreases in future policy benefit liabilities compared to December 31, 2019, while the shadow Loss Adjustments reflected a decrease in future policy benefit liabilities.

AIG | First Quarter 2020 Form 10-Q 135

ITEM 2 | Insurance Reserves

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policy funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

Three Months Ended March 31,
(in millions)	2020	2019
Individual Retirement
Balance at beginning of period, gross	$144,928	$132,729
Premiums and deposits	3,116	4,186
Surrenders and withdrawals	(3,887)	(3,222)
Death and other contract benefits	(823)	(831)
Subtotal	(1,594)	133
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(7,419)	5,763
Cost of funds*	412	403
Other reserve changes	(268)	55
Balance at end of period	136,059	139,083
Reinsurance ceded	(313)	(316)
Total Individual Retirement insurance reserves and mutual fund assets	$135,746	$138,767
Group Retirement
Balance at beginning of period, gross	$102,049	$91,685
Premiums and deposits	1,855	2,063
Surrenders and withdrawals	(2,260)	(2,781)
Death and other contract benefits	(182)	(157)
Subtotal	(587)	(875)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(10,705)	5,807
Cost of funds*	278	278
Other reserve changes	(88)	11
Balance at end of period	90,947	96,906
Total Group Retirement insurance reserves and mutual fund assets	$90,947	$96,906
Life Insurance
Balance at beginning of period, gross	$22,096	$19,719
Premiums and deposits	926	908
Surrenders and withdrawals	(147)	(173)
Death and other contract benefits	(137)	(143)
Subtotal	642	592
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(383)	(262)
Cost of funds*	92	93
Other reserve changes	(1,191)	69
Balance at end of period	21,256	20,211
Reinsurance ceded	(1,160)	(1,238)
Total Life Insurance reserves	$20,096	$18,973

136 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

Institutional Markets
Balance at beginning of period, gross	$21,588	$19,839
Premiums and deposits	917	1,112
Surrenders and withdrawals	(105)	(246)
Death and other contract benefits	(294)	(158)
Subtotal	518	708
Change in fair value of underlying assets and reserve accretion, net of
policy fees	93	205
Cost of funds*	80	89
Other reserve changes	17	(8)
Balance at end of period	22,296	20,833
Reinsurance ceded	(45)	(43)
Total Institutional Markets reserves	$22,251	$20,790
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$290,661	$263,972
Premiums and deposits	6,814	8,269
Surrenders and withdrawals	(6,399)	(6,422)
Death and other contract benefits	(1,436)	(1,289)
Subtotal	(1,021)	558
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(18,414)	11,513
Cost of funds*	862	863
Other reserve changes	(1,530)	127
Balance at end of period	270,558	277,033
Reinsurance ceded	(1,518)	(1,597)
Total insurance reserves and mutual fund assets	$269,040	$275,436

*Excludes amortization of deferred sales inducements.

Insurance reserves of Life and Retirement, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	March 31,	December 31,
(in millions)	2020	2019
Future policy benefits	$18,015	$17,963
Policyholder contract deposits	149,876	147,545
Other policy funds	277	271
Separate account liabilities	76,786	91,222
Total insurance reserves*	244,954	257,001
Mutual fund assets	25,604	33,660
Total insurance reserves and mutual fund assets	$270,558	$290,661

*Excludes reserves related to the Legacy Portfolio.
AIG | First Quarter 2020 Form 10-Q 137

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

See Part II Item 7. MD&A — Enterprise Risk Management — Risk Appetite, Limits, Identification, and Measurement and Enterprise Risk Management — Liquidity Risk Management in the 2019 Annual Report for additional information.

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

Depending on market conditions, regulatory and rating agency considerations and other factors, we may take various liability and capital management actions. Liability management actions may include, but are not limited to, repurchasing or redeeming outstanding debt, issuing new debt or engaging in debt exchange offers. Capital management actions may include, but are not limited to, issuing preferred stock, paying dividends to our shareholders and AIG Common Stock, par value $2.50 per share (AIG Common Stock) and/or warrant repurchases.

138 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

Sources

AIG Parent Funding from Subsidiaries

During the first quarter of 2020, AIG Parent received $397 million in dividends and loan repayments from subsidiaries. Of this amount, $240 million consisted of dividends in the form of cash and fixed maturity securities from our General Insurance companies and $157 million consisted of dividends and loan repayments in the form of cash from our Life and Retirement companies.

AIG Parent also received a net amount of $459 million in tax sharing payments in the form of cash from our insurance businesses in the first quarter of 2020. The tax sharing payments may be subject to further adjustment in future periods.

Revolving Credit Facility

On March 20, 2020, AIG Parent borrowed $1.3 billion under its $4.5 billion committed, revolving syndicated credit facility.

Uses

Debt Reduction

In March 2020, we redeemed $350 million aggregate principal amount of our 4.35% Callable Notes Due 2045.

We also made other repurchases of and repayments on debt instruments of approximately $560 million during the first quarter of 2020. AIG Parent made interest payments on our debt instruments totaling $226 million during the first quarter of 2020.

Dividend

We paid a cash dividend of $365.625 per share on AIG’s Series A 5.85% Non-Cumulative Perpetual Preferred Stock (Series A Preferred Stock) during the first quarter of 2020 totaling $7 million.

We paid a cash dividend of $0.32 per share on AIG Common Stock during the first quarter of 2020 totaling $276 million.

Repurchase of Common Stock

We repurchased approximately 12 million shares of AIG Common Stock during the first quarter of 2020, for an aggregate purchase price of $500 million, under an accelerated stock repurchase (ASR) agreement executed in February 2020.

AIG | First Quarter 2020 Form 10-Q 139

ITEM 2 | Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Three Months Ended March 31,
(in millions)	2020	2019
Sources:
Changes in policyholder contract balances	$642	$1,434
Issuance of long-term debt and debt of consolidated investment entities	673	1,449
Borrowings under syndicated credit facility	1,300	-
Issuance of preferred stock, net of issuance costs	-	485
Net cash provided by other financing activities	-	263
Total sources	2,615	3,631
Uses:
Net cash used in operating activities	(14)	(976)
Net cash used in other investing activities	(633)	(1,979)
Repayments of long-term debt and debt of consolidated investment entities	(884)	(589)
Purchase of common stock	(500)	-
Dividends paid on preferred stock	(7)	-
Dividends paid on common stock	(276)	(278)
Net cash provided by (used in) other financing activities	(288)	-
Total uses	(2,602)	(3,822)
Effect of exchange rate changes on cash and restricted cash	10	12
Increase (decrease) in cash and restricted cash	$23	$(179)

The following table presents a summary of AIG’s Condensed Consolidated Statement of Cash Flows:

Three Months Ended March 31,
(in millions)	2020	2019
Summary:
Net cash provided by (used in) operating activities	$(14)	$(976)
Net cash provided by (used in) investing activities	(633)	(1,979)
Net cash provided by (used in) financing activities	660	2,764
Effect of exchange rate changes on cash and restricted cash	10	12
Net Increase (decrease) in cash and restricted cash	23	(179)
Cash and restricted cash at beginning of year	3,287	3,358
Change in cash of businesses held for sale	9	-
Cash and restricted cash at end of period	$3,319	$3,179

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $323 million in the first quarter of 2020 compared to $315 million in the first quarter of 2019. Excluding interest payments, AIG had operating cash inflows of $309 million in the first quarter of 2020 compared to operating cash outflows of $661 million in the first quarter of 2019.

Investing Cash Flow Activities

Net cash used in investing activities in the first quarter of 2020 was $633 million compared to net cash used in investing activities of $2.0 billion in the first quarter of 2019.

140 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Financing Cash Flow Activities

Net cash provided by financing activities in the first quarter of 2020 reflected:

•approximately $1.3 billion inflow from AIG’s committed, revolving syndicated credit facility;

•approximately $276 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock;

•approximately $7 million to pay a dividend of $365.625 per share on AIG’s Series A Preferred Stock;

•$500 million to repurchase approximately 12 million shares of AIG Common Stock; and

•approximately $211 million in net outflows from the issuance and repayment of long-term debt and debt of consolidated investment entities.

Net cash provided by financing activities in the first quarter of 2019 reflected:

•approximately $278 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock;

•approximately $860 million in net inflows from the issuance and repayment of long-term debt and debt of consolidated investment entities; and

•approximately $485 million inflow from the issuance of AIG’s Series A Preferred Stock.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of March 31, 2020, AIG Parent had approximately $10.7 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities and also include a committed, revolving syndicated credit facility. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

AIG | First Quarter 2020 Form 10-Q 141

ITEM 2 | Liquidity and Capital Resources

The following table presents AIG Parent's liquidity sources:

	As of	As of
(in millions)	March 31, 2020	December 31, 2019
Cash and short-term investments(a)	$5,112	$2,804
Unencumbered fixed maturity securities(b)	2,376	4,777
Total AIG Parent liquidity	7,488	7,581
Available capacity under committed, syndicated credit facility(c)	3,200	4,500
Total AIG Parent liquidity sources	$10,688	$12,081

(a)Cash and short-term investments include reverse repurchase agreements totaling $3.0 billion and $2.1 billion as of March 31, 2020 and December 31, 2019, respectively.

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

For a discussion regarding risks associated with COVID-19, see Part II Item 1A –Risk Factors – COVID-19 is adversely affecting, and is expected to continue to adversely affect, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope and duration of the crisis and actions taken by governmental and regulatory authorities in response thereto.

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

Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had no outstanding borrowings from FHLBs at both March 31, 2020 and December 31, 2019. Our U.S. Life and Retirement companies had $3.6 billion and $3.5 billion which were due to FHLBs in their respective districts at March 31, 2020 and December 31, 2019, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income. These investment contracts do not have mortality or morbidity risk and are similar to GICs. In addition, our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from FHLBs at both March 31, 2020 and December 31, 2019.

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

142 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $2.6 billion and $2.8 billion of securities subject to these agreements at March 31, 2020 and December 31, 2019, respectively, and $2.9 billion of liabilities to borrowers for collateral received at both March 31, 2020 and December 31, 2019, respectively.

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

In February 2018, AIG Parent entered into a CMA with Fortitude Re. Among other things, the CMA provides that AIG Parent will maintain available statutory capital and surplus in each of Fortitude Re’s long term business fund and general business account at or above a stress threshold percentage of its projected enhanced capital requirement in respect of the applicable fund, as defined under Bermuda law. As of March 31, 2020, the stress threshold percentage under this CMA was 125 percent.

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown by our insurance companies. Letters of credit issued in support of the General Insurance companies totaled approximately $3.0 billion at March 31, 2020. Letters of credit issued in support of the Life and Retirement companies totaled approximately $852 million at March 31, 2020. Letters of credit issued in support of Fortitude Re totaled $550 million at March 31, 2020.

In the first quarter of 2020, our General Insurance companies collectively paid a total of approximately $240 million in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. treasuries.

In the first quarter of 2020, our Life and Retirement companies collectively paid a total of approximately $157 million in dividends and loan repayments in the form of cash to AIG Parent.

Tax Matters

If the settlement agreements in principle are concluded in our ongoing dispute related to the disallowance of foreign tax credits associated with cross border financing transactions, we will be required to make a payment to the U.S. Treasury. Although we can provide no assurance regarding whether the non-binding settlements will be finalized, the amount we currently expect to pay based on current proposed settlement terms is approximately $1.7 billion, including obligations of AIG Parent and subsidiaries. This amount is net of payments previously made with respect to cross border financing transactions involving matters dating back to 1997 and other matters largely related to the same tax years. There remains uncertainty with regard to whether the settlements in principle will ultimately be approved by the relevant authorities as well as the amount and timing of any potential payment(s) or prepayment(s), one or more of which could be made as early as the third quarter of 2020. AIG has waived assessment on certain amounts and the IRS will seek payment through a Notice and Demand for Payment once their administrative steps are completed.

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

To further increase AIG Parent liquidity, on March 20, 2020, we borrowed $1.3 billion under the Facility. As of March 31, 2020, a total of $3.2 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

AIG | First Quarter 2020 Form 10-Q 143

ITEM 2 | Liquidity and Capital Resources

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

March 31, 2020		Payments due by Period
	Total	Remainder of	2021 -	2023 -
(in millions)	Payments	2020	2022	2024	2025	Thereafter
Insurance operations
Loss reserves(a)	$80,491	$16,073	$22,020	$11,578	$3,758	$27,062
Insurance and investment contract liabilities	278,559	14,343	32,084	30,227	13,733	188,172
Borrowings	1,344	121	228	-	-	995
Syndicated credit facility	-	-	-	-	-	-
Interest payments on borrowings	778	25	99	99	50	505
Other long-term obligations	-	-	-	-	-	-
Total	$361,172	$30,562	$54,431	$41,904	$17,541	$216,734
Other
Insurance and investment contract liabilities	-	-	-	-	-	-
Borrowings	$23,879	$1,384	$3,216	$2,824	$1,931	$14,524
Syndicated credit facility	1,300	1,300	-	-	-	-
Interest payments on borrowings	13,585	780	1,796	1,582	731	8,696
Other long-term obligations	420	112	200	96	-	12
Total	$39,184	$3,576	$5,212	$4,502	$2,662	$23,232
Consolidated
Loss reserves(a)	$80,491	$16,073	$22,020	$11,578	$3,758	$27,062
Insurance and investment contract liabilities	278,559	14,343	32,084	30,227	13,733	188,172
Borrowings	25,223	1,505	3,444	2,824	1,931	15,519
Syndicated credit facility	1,300	1,300	-	-	-	-
Interest payments on borrowings	14,363	805	1,895	1,681	781	9,201
Other long-term obligations(b)	420	112	200	96	-	12
Total(c)	$400,356	$34,138	$59,643	$46,406	$20,203	$239,966

(a)Represents loss reserves, undiscounted and gross of reinsurance.

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

144 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

March 31, 2020		Amount of Commitment Expiring
	Total Amounts	Remainder	2021 -	2023 -
(in millions)	Committed	of 2020	2022	2024	2025	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$163	$144	$8	$-	$-	$11
Guarantees of indebtedness	59	55	4	-	-	-
All other guarantees(a)	23	4	19	-	-	-
Commitments:
Investment commitments(b)	6,482	2,221	3,332	890	35	4
Commitments to extend credit	3,257	717	1,589	657	148	146
Letters of credit	2	2	-	-	-	-
Other commercial commitments	11	3	5	3	-	-
Total(c)	$9,997	$3,146	$4,957	$1,550	$183	$161
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	80	80	-	-	-	-
All other guarantees	403	403	-	-	-	-
Commitments:
Investment commitments(b)	393	88	164	117	-	24
Commitments to extend credit	-	-	-	-	-	-
Letters of credit	11	11	-	-	-	-
Total(c)(e)	$961	$582	$164	$117	$-	$98
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	243	224	8	-	-	11
Guarantees of indebtedness	59	55	4	-	-	-
All other guarantees(a)	426	407	19	-	-	-
Commitments:
Investment commitments(b)	6,875	2,309	3,496	1,007	35	28
Commitments to extend credit	3,257	717	1,589	657	148	146
Letters of credit	13	13	-	-	-	-
Other commercial commitments	11	3	5	3	-	-
Total(c)(e)	$10,958	$3,728	$5,121	$1,667	$183	$259

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

AIG | First Quarter 2020 Form 10-Q 145

ITEM 2 | Liquidity and Capital Resources

(c)Does not include guarantees, CMAs or other support arrangements among AIG consolidated entities.

(d)Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(e)Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2020 is expected to be approximately $47 million for U.S. and non-U.S. plans.

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

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Three Months Ended March 31,	December 31,		and	Foreign	Other		March 31,
(in millions)	2019	Issuances	Repayments	Exchange	Changes		2020
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,467	$-	$(350)	$(79)	$10		$20,048
Junior subordinated debt	1,542	-	-	(8)	-		1,534
AIG Japan Holdings Kabushiki Kaisha	344	-	-	5	-		349
AIGLH notes and bonds payable	282	-	-	-	-		282
AIGLH junior subordinated debt	361	-	-	-	-		361
Validus notes and bonds payable	353	-	-	-	(1)		352
Total AIG general borrowings	23,349	-	(350)	(82)	9		22,926
AIG borrowings supported by assets:(a)
Series AIGFP matched notes and bonds payable	21	-	-	-	-		21
GIAs, at fair value	2,003	34	(31)	-	209	(b)	2,215
Notes and bonds payable, at fair value	59	-	(2)	-	4	(b)	61
Total AIG borrowings supported by assets	2,083	34	(33)	-	213		2,297
Total debt issued or guaranteed by AIG	25,432	34	(383)	(82)	222		25,223
Other subsidiaries' notes, bonds, loans and
mortgages payable - not guaranteed by AIG	47	4	(6)	-	-		45
Total long-term debt	25,479	38	(389)	(82)	222		25,268
Syndicated credit facility(c)	-	1,300	-	-	-		1,300
Debt of consolidated investment entities - not
guaranteed by AIG(d)	9,871	635	(521)	(27)	184	(e)	10,142
Total debt	$35,350	$1,973	$(910)	$(109)	$406		$36,710

(a)AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.5 billion at both March 31, 2020 and December 31, 2019. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)Primarily represents adjustments to the fair value of debt.

(c)Syndicated credit facility is reported in Other liabilities in the Condensed Consolidated Balance Sheets.

146 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

(d)At March 31, 2020, includes debt of consolidated investment entities related to real estate investments of $3.1 billion, affordable housing partnership investments of $2.2 billion and other securitization vehicles of $4.8 billion. At December 31, 2019, includes debt of consolidated investment entities related to real estate investments of $3.2 billion, affordable housing partnership investments of $2.1 billion and other securitization vehicles of $4.6 billion.

(e)Includes the effect of consolidating previously unconsolidated partnerships.

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing long-term debt and syndicated credit facility at March 31, 2020 of AIG for the next four quarters:

	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter
(in millions)	2020	2020	2020	2021	Total
AIG general borrowings	$121	$638	$708	$1,499	$2,966
AIG borrowings supported by assets	8	27	3	2	40
Other subsidiaries' notes, bonds, loans and mortgages payable	40	-	-	-	40
Syndicated credit facility	1,300	-	-	-	1,300
Total	$1,469	$665	$711	$1,501	$4,346

AIG | First Quarter 2020 Form 10-Q 147

ITEM 2 | Liquidity and Capital Resources

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable) and syndicated credit facility:

March 31, 2020		Remainder	Year Ending
(in millions)	Total	2020	2021	2022	2023	2024	2025	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,048	$1,346	$1,499	$1,511	$1,553	$998	$1,258	$11,883
Junior subordinated debt	1,534	-	-	-	-	-	-	1,534
AIG Japan Holdings Kabushiki Kaisha	349	121	228	-	-	-	-	-
AIGLH notes and bonds payable	282	-	-	-	-	-	-	282
AIGLH junior subordinated debt	361	-	-	-	-	-	-	361
Validus notes and bonds payable	352	-	-	-	-	-	-	352
Total AIG general borrowings	22,926	1,467	1,727	1,511	1,553	998	1,258	14,412
AIG borrowings supported by assets:
Series AIGFP matched notes and
bonds payable	21	-	-	-	-	-	-	21
GIAs, at fair value	2,215	38	154	52	126	147	673	1,025
Notes and bonds payable, at fair value	61	-	-	-	-	-	-	61
Total AIG borrowings supported by assets	2,297	38	154	52	126	147	673	1,107
Total debt issued or guaranteed by AIG	25,223	1,505	1,881	1,563	1,679	1,145	1,931	15,519
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans
and mortgages payable	45	40	2	1	1	1	-	-
Total debt not guaranteed by AIG	45	40	2	1	1	1	-	-
Syndicated credit facility	1,300	1,300	-	-	-	-	-	-
Total	$26,568	$2,845	$1,883	$1,564	$1,680	$1,146	$1,931	$15,519

Credit Ratings

Credit ratings estimate a company’s ability to meet its obligations and may directly affect the cost and availability of financing to that company. The following table presents the credit ratings of AIG and certain of its subsidiaries as of the date of this filing. Figures in parentheses indicate the relative ranking of the ratings within the agency’s rating categories; that ranking refers only to the major rating category and not to the modifiers assigned by the rating agencies.

	Short-Term Debt		Senior Long-Term Debt
	Moody’s	S&P	Moody’s(a)	S&P(b)	Fitch(c)
American International Group, Inc.	P-2 (2nd of 3)	A-2 (2nd of 8)	Baa 1 (4th of 9)	BBB+ (4th of 9)	BBB+ (4th of 9)
	Stable Outlook		Stable Outlook	Stable Outlook	Stable Outlook
AIG Financial Products Corp.(d)	P-2	A-2	Baa 1	BBB+
	Stable Outlook		Stable Outlook	Stable Outlook

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

148 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

The actual amount of collateral that we would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade.

For a discussion of the effects of downgrades in our credit ratings see Note 9 to the Condensed Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in our 2019 Annual Report.

FINANCIAL STRENGTH Ratings

Financial Strength ratings estimate an insurance company’s ability to pay its obligations under an insurance policy. The following table presents the ratings of our significant insurance subsidiaries as of the date of this filing.

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

For a discussion of the effects of downgrades in our financial strength ratings see Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in our 2019 Annual Report.

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources see Part I, Item 1. Business — Regulation and Part I, Item 1A. Risk Factors — Regulation in our 2019 Annual Report, and Regulatory Environment below in this Quarterly Report on Form 10-Q.

Dividends

On February 12, 2020, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 30, 2020 to shareholders of record on March 16, 2020. On May 4, 2020, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 29, 2020 to shareholders of record on June 15, 2020.

On February 12, 2020, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on March 16, 2020 to holders of record on February 28, 2020. On May 4, 2020, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on June 15, 2020 to holders of record on May 29, 2020.

The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

Repurchases of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of approximately $1.5 billion. As of May 4, 2020, $1.5 billion remained under the authorization.

During the first quarter of 2020, we repurchased approximately 12 million shares of AIG Common Stock for an aggregate purchase price of $500 million under ASR agreement executed in February 2020 with a third-party financial institution.

AIG | First Quarter 2020 Form 10-Q 149

ITEM 2 | Liquidity and Capital Resources

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

For a discussion of restrictions on payments of dividends by our subsidiaries see Note 20 to the Consolidated Financial Statements in the 2019 Annual Report.

Enterprise Risk Management

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns. We consider risk management an integral part of managing our core businesses and a key element of our approach to corporate governance.

Overview

We have an integrated process for managing risks throughout our organization in accordance with our firm-wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management Department supervises and integrates the risk management functions in each of our business units, providing senior management with a consolidated view of AIG’s major risk positions. Within each business unit, senior leaders and executives approve risk-taking policies and targeted risk tolerance within the framework provided by ERM. ERM supports our businesses and management by embedding risk management in our key day-to-day business processes and in identifying, assessing, quantifying, monitoring, reporting, and mitigating the risks taken by our businesses and AIG overall. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur.

AIG employs a Three Lines of Defense model. AIG’s business leaders assume full accountability for the risks and controls in their operating units, and ERM performs a review, challenge and oversight function. The third line consists of our Internal Audit Group that provides independent assurance for AIG’s Board.

For a further discussion of AIG’s risk management program see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2019 Annual Report.

As of March 31, 2020, there have been no material changes in our economic exposure to market risk from December 31, 2019, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2019, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

150 AIG | First Quarter 2020 Form 10-Q

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

In particular, significant legislative and regulatory activity has occurred at both the U.S. federal and state levels, as well as globally, in response to COVID-19 and its impact on insurance consumers. For example, legislative and regulatory measures are currently being contemplated at the federal level and in a number of U.S. states, including New York, to expand coverages beyond our policy language, in some cases with retroactive effect. Many states have issued regulations or guidance requiring insurers to offer accommodations to policyholders adversely impacted by COVID-19, including requirements to defer payment of, or refund, premiums, postpone policy lapses, and have sought information and data from insurers on a number of topics, including operational preparedness, policyholder data, and other matters. A number of states have also passed legislation or issued other guidance that creates a presumption of coverage under workers’ compensation insurance for certain people impacted by COVID-19. In most cases, the presumption applies to first responders and medical professionals, with efforts underway in some states to further expand the scope of the presumption. Members of the U.S. Congress have held discussions and sought information with respect to business interruption, travel and other insurance lines impacted by the COVID-19 crisis and have floated a number of potential loss-sharing programs, some of which contemplate participation by insurers. In the EU and UK, insurance regulators have issued recommendations or requirements for insurance groups subject to their jurisdiction to temporarily suspend discretionary dividend payments and share buybacks for the benefit of shareholders, and variable remuneration policies such as cash bonuses. We cannot predict what form legal and regulatory responses to concerns about COVID-19 and related public health issues will take, or how such responses will impact our business. We continue to actively monitor these developments and to cooperate fully with all government authorities as they develop their responses.

In addition to the information set forth in this Quarterly Report on Form 10-Q, our regulatory status is also discussed in Part II, Item 1A. Risk Factors —COVID-19 is adversely affecting, and is expected to continue to adversely affect, our business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope and duration of the crisis and actions taken by governmental and regulatory authorities in response thereto, and Part I, Item 1. Business – Regulation, Part I, Item 1A. Risk Factors – Regulation and Note 20 to the Consolidated Financial Statements in the 2019 Annual Report.

AIG | First Quarter 2020 Form 10-Q 151

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

152 AIG | First Quarter 2020 Form 10-Q

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

Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and man-made catastrophe losses, such as terrorism and civil disorders that exceed the $10 million threshold.

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

AIG | First Quarter 2020 Form 10-Q 153

Glossary

Premiums and deposits – Life and Retirement includes direct and assumed amounts received and earned on traditional life insurance policies, group benefit policies and life-contingent payout annuities, as well as deposits received on universal life, investment-type annuity contracts, FHLB funding agreements and mutual funds.

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

154 AIG | First Quarter 2020 Form 10-Q

Acronyms

Acronyms

A&H Accident and Health Insurance	GMWB Guaranteed Minimum Withdrawal Benefits
ABS Asset-Backed Securities	ISDA International Swaps and Derivatives Association, Inc.
AUM Assets Under Management	Moody's Moody's Investors’ Service Inc.
CDO Collateralized Debt Obligations	NAIC National Association of Insurance Commissioners
CDS Credit Default Swap	NM Not Meaningful
CMA Capital Maintenance Agreement	ORR Obligor Risk Ratings
CMBS Commercial Mortgage-Backed Securities	OTC Over-the-Counter
EGPs Estimated gross profits	OTTI Other-Than-Temporary Impairment
FASB Financial Accounting Standards Board	RMBS Residential Mortgage-Backed Securities
FRBNY Federal Reserve Bank of New York	S&P Standard & Poor’s Financial Services LLC
GAAP Accounting principles generally accepted in the United	SEC Securities and Exchange Commission
States of America	URR Unearned revenue reserve
GMDB Guaranteed Minimum Death Benefits	VIE Variable Interest Entity

AIG | First Quarter 2020 Form 10-Q 155

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4 | Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2020. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

156 AIG | First Quarter 2020 Form 10-Q

Part II – Other Information

ITEM 1 | Legal Proceedings

For a discussion of legal proceedings see Note 11 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A | Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factor, as well as the other risk factors discussed in Part I, Item 1A. Risk Factors in our 2019 Annual Report.

COVID-19 is adversely affecting, and is expected to continue to adversely affect, our business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope and duration of the crisis and actions taken by governmental and regulatory authorities in response thereto.

The COVID-19 crisis, and the governmental responses thereto, are causing ongoing and severe economic and societal disruption accompanied by significant market volatility. We are continually assessing its impact and, due to the evolving and uncertain nature of the COVID-19 crisis, cannot estimate its ultimate impact on our business, financial condition and results of operations or the full extent to which the crisis has caused or will cause certain risks to our business, including those discussed in our Form 10-K for the fiscal year ended December 31, 2019 (“2019 10-K”), to be heightened or realized.

Adverse changes and developments affecting the global economy, including the significant global economic slowdown, recent economic downturn, stock market decline and increased financial market volatility, individually and in the aggregate, have had and may continue to have near-term negative effects on our overall investment portfolio. Within our investment portfolio, there is concentrated exposure to certain segments of the economy, including real estate and real estate-related securities, which exposes us to negative impacts from the deferral of mortgage payments, renegotiated commercial mortgage loans or outright mortgage defaults, as well as significant exposures to certain industries negatively impacted by the recent economic downturn, such as energy and utilities and global financial institutions. Moreover, continued low interest rates or a continued or increased slowdown in the U.S. or global economy may adversely affect the values of, and cash flows derived from, the investment assets we hold. These circumstances may also lead to increased defaults or distressed situations among the investments in our investment portfolio. Market volatility may also create dislocations or decreases in observable market activity or availability of information used in the valuation of our assets and liabilities, which could negatively impair the estimates and assumptions used to run our business or result in greater variability and subjectivity in our investment decisions.

Furthermore, market disruptions and uncertainty may negatively affect our credit ratings or our ability to generate or access liquidity we may need to operate our business and meet our obligations, including to pay interest on our debt, discharge or refinance our maturing debt obligations, meet capital needs of our subsidiaries, and to satisfy our regulatory capital and liquidity ratios. If the economic downturn persists, an increased number of clients and policyholders may face difficulty paying insurance premiums (and global regulators may seek to implement premium relief measures as a result), especially as certain industries, such as travel and hospitality, are dislocated, which could impair our cash flows. As a holding company, AIG Parent depends on dividends, distributions and other payments from its subsidiaries for its liquidity needs; these subsidiaries’ ability to pay dividends, make distributions or otherwise generate parent liquidity may, depending on the duration and severity of the COVID-19 crisis, be reduced to the extent they are unable to generate sufficient distributable income or in the event regulators restrict dividends or other payments from subsidiaries to parent companies. We also depend on access to capital markets and other financing sources, including our $4.5 billion revolving syndicated credit facility, and access to these funding sources may become restricted or unavailable, and the terms on which additional financing is available may be adversely affected or limited, if the COVID-19 crisis continues to impair the global economy.

AIG | First Quarter 2020 Form 10-Q 157

Our insurance businesses have and may continue to experience increased claim volume under both our Life and Retirement Insurance products, which are offered primarily in the U.S., the jurisdiction that currently has the highest number of COVID-19 cases and deaths worldwide, and our General Insurance policies, which are offered both in the U.S. and internationally, including commercial property (business interruption), travel, trade credit, accident and health, workers’ compensation, directors and officers, event cancellation and liability insurance. Beginning in March 2020, COVID-19 adversely affected our premium volumes in some of our insurance lines, and we expect our premium volumes in some of our insurance lines to be more significantly adversely affected in the second quarter of 2020 and possibly for the remainder of 2020 and beyond, if economic contraction continues. Demand for certain insurance product lines, such as travel insurance, has and may continue to decrease and our policies with premium adjustment features tied to exposure levels, as is the case in certain specialty and casualty lines, may be triggered. We may also experience changes to underwriting guidelines and/or higher expenses associated with our insurance businesses, including higher legal costs as a result of potential coverage disputes. While we seek to mitigate our exposure through reinsurance, the availability of reinsurance relief will typically depend on several factors including the timing and nature of how individual claims manifest, which may not be immediately known. Furthermore, due to the scope and uncertain duration of the COVID-19 crisis, reinsurance may not be available or, if available, may be more difficult or costly to obtain in general or for certain types of coverage, such as natural catastrophes, going forward. Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 may also result in policyholders seeking sources of liquidity such as policy loans and withdrawals at rates greater than expected. If policyholder behavior, including lapse and surrender rates significantly exceed vary our expectations, it could have a material adverse effect on our business, requiring our subsidiaries to accelerate the amortization of deferred policy acquisition costs and record additional liabilities for future policy benefits.

Government officials have recommended or mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas, stay-at-home orders and similar measures. As a result, we have implemented work-from-home business continuity plans for non-essential staff globally. Our results may be adversely impacted by these and other actions taken to contain or reduce the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. Moreover, an extended remote work environment may put significant stress on our business continuity plans and prove them to be less effective than expected. Our business operations may also be significantly disrupted if our critical workforce, key vendors, third-party suppliers or counterparties we transact business with, are unable to work effectively, including because of illness, quarantines, government actions in response to COVID-19 or other reasons, or if the technology on which our remote business operations rely, some of which is developed and maintained by third parties, is materially disrupted or becomes unavailable. Certain pre-existing operational risks may be exacerbated, notably with respect to potential phishing or other cybersecurity-related attacks, privacy risk incidents, fraud, increased reliance on technology, operational resilience and risks related to the operations and resiliency of our vendors, third-party suppliers and counterparties. Further, significant disruption to our businesses could adversely affect the timing or terms of, or our ability to execute, key business strategies, transactions and initiatives, such as AIG 200, resulting in higher costs or reduced savings or lower profit than was expected.

In addition, COVID-19 has given rise to global regulatory initiatives intended to encourage or require insurers to implement actions intended to assist policyholders adversely impacted by COVID-19 (in some cases with retroactive effect), including lapse or payment moratoriums, premium refunds, contributions to relief funds and similar measures. The initiatives could impair our cash flows and, without regulatory relief, could reduce our subsidiaries’ capital ratios. In addition, in certain jurisdictions legislative initiatives have emerged threatening to require insurers to provide insurance coverage beyond the scope of the original contract by re-writing contracts on a retroactive basis, including with respect to the availability of business interruption coverage in commercial property policies, or creating insurance solutions prospectively. Such initiatives could result in requirements or restrictions that negatively impact our business operations or require us to pay beyond the provisions of original insurance policies and assumed reinsurance contracts.

Due to the evolving and uncertain nature of the COVID-19 crisis, we cannot estimate its ultimate impact at this time. Depending on the scope and duration of the COVID-19 crisis, the events described above may have an adverse effect, which could be material, on our business, results of operations and financial condition. In addition, we could experience other potential impacts as a result of COVID-19, including, but not limited to, potential impairment charges to the carrying amounts of goodwill, deferred tax assets, and increased reserve builds to levels that are difficult to accurately estimate. Further, new and potentially unforeseen risks beyond those described above and in our 2019 10-K may arise as a result of the COVID-19 crisis and the actions taken by governmental and regulatory authorities to mitigate its impact. Even after the crisis subsides, it is possible that the U.S. and other major economies will experience a prolonged recession, in which event our businesses, results of operations and financial condition could be materially and adversely affected.

158 AIG | First Quarter 2020 Form 10-Q

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
January 1 – 31	-	$-	-	$2,000
February 1 – 29	7,658,643	41.12	7,658,643	1,685
March 1 – 31	4,502,309	41.12	4,502,309	1,500
Total	12,160,952	$41.12	12,160,952	$1,500

On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of $1.5 billion.

During the first quarter of 2020, we repurchased approximately 12 million shares of AIG Common Stock for an aggregate purchase price of $500 million under an accelerated stock repurchase (ASR) agreement executed in February 2020 with a third-party financial institution.

As of March 31, 2020, approximately $1.5 billion remained under the authorization. We did not repurchase any shares of AIG Common Stock or any warrants to purchase shares of AIG Common Stock from April 1, 2020 to May 4, 2020. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. The repurchase of AIG Common Stock and warrants to purchase shares of AIG Common Stock is also subject to the terms of AIG’s Series A 5.85% Non-Cumulative Preferred Stock (Series A Preferred Stock), pursuant to which AIG may not (other than in limited circumstances) purchase, redeem or otherwise acquire AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

ITEM 4 | Mine Safety Disclosures

Not applicable.

AIG | First Quarter 2020 Form 10-Q 159

ITEM 6 | Exhibits

Exhibit Index

Exhibit Number	Description	Location
10	(1) AIG Long Term Incentive Plan (as amended and restated January 2020)	Incorporated by reference to Exhibit 10.48 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 21, 2020 (File No. 1-8787).
	(2) Form of AIG Long Term Incentive Award Agreement	Incorporated by reference to Exhibit 10.49 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 21, 2020 (File No. 1-8787).
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications*	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Equity for the three months ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019 and (vi) the Notes to the Condensed Consolidated Financial Statements

Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

160 AIG | First Quarter 2020 Form 10-Q

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

Dated: May 5, 2020

AIG | First Quarter 2020 Form 10-Q 161