Form 10-Q
period 2020-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2020-08-04
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

As of July 29, 2020, there were 861,433,900 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

June 30, 2020

AIG | Second Quarter 2020 Form 10-Q 1

Part I – Financial Information

Item 1. | Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in millions, except for share data)	2020	2019
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $198 in 2020
(amortized cost: 2020 - $237,345; 2019 - $233,230)	$258,505	$251,086
Other bond securities, at fair value (See Note 5)	5,437	6,682
Equity securities, at fair value (See Note 5)	679	841
Mortgage and other loans receivable, net of allowance for credit losses of $794 in 2020 and $438 in 2019	46,522	46,984
Other invested assets (portion measured at fair value: 2020 - $6,561; 2019 - $6,827)	17,692	18,792
Short-term investments, including restricted cash of $197 in 2020 and $188 in 2019
(portion measured at fair value: 2020 - $6,388; 2019 - $5,343)	21,316	13,230
Total investments	350,151	337,615

Cash	3,408	2,856
Accrued investment income	2,294	2,334
Premiums and other receivables, net of allowance for credit losses and disputes of $212 in 2020 and $178 in 2019	12,829	10,274
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2020	34,556	-
Reinsurance assets - other, net of allowance for credit losses and disputes of $312 in 2020 and $151 in 2019	40,656	37,977
Deferred income taxes	13,294	13,146
Deferred policy acquisition costs	10,003	11,207
Other assets, net of allowance for credit losses of $52 in 2020, including restricted cash of $247 in 2020 and $243 in 2019
(portion measured at fair value: 2020 - $899; 2019 - $3,151)	13,455	16,383
Separate account assets, at fair value	88,742	93,272
Total assets	$569,388	$525,064
Liabilities:
Liability for unpaid losses and loss adjustment expenses, net of allowance for credit losses of $14 in 2020	$77,853	$78,328
Unearned premiums	20,103	18,269
Future policy benefits for life and accident and health insurance contracts	50,636	50,512
Policyholder contract deposits (portion measured at fair value: 2020 - $9,233; 2019 - $6,910)	155,852	151,869
Other policyholder funds	3,447	3,428
Fortitude Re funds withheld payable (portion measured at fair value: 2020 - $4,510)	42,033	-
Other liabilities (portion measured at fair value: 2020 - $581; 2019 - $1,100)	28,624	26,609
Long-term debt (portion measured at fair value: 2020 - $2,181; 2019 - $2,062)	29,248	25,479
Debt of consolidated investment entities	10,032	9,871
Separate account liabilities	88,742	93,272
Total liabilities	506,570	457,637
Contingencies, commitments and guarantees (See Note 11)	nil	nil

AIG shareholders’ equity:
Series A Non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares
authorized; shares issued: 2020 - 20,000 and 2019 - 20,000; liquidation preference $500	485	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2020 - 1,906,671,492 and
2019 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2020 - 1,045,237,650 shares; 2019 - 1,036,672,461 shares of common stock	(49,327)	(48,987)
Additional paid-in capital	81,294	81,345
Retained earnings	15,847	23,084
Accumulated other comprehensive income	9,169	4,982
Total AIG shareholders’ equity	62,234	65,675
Non-redeemable noncontrolling interests	584	1,752
Total equity	62,818	67,427
Total liabilities and equity	$569,388	$525,064

See accompanying Notes to Condensed Consolidated Financial Statements.

2 AIG | Second Quarter 2020 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per common share data)	2020	2019	2020	2019
Revenues:
Premiums	$7,407	$7,430	$14,850	$15,500
Policy fees	749	769	1,504	1,504
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	3,250	3,745	5,758	7,624
Net investment income - Fortitude Re funds withheld assets*	116	-	116	-
Total net investment income	3,366	3,745	5,874	7,624
Net realized capital gains (losses):
Net realized capital gains (losses) - excluding Fortitude Re funds withheld assets	(1,591)	404	1,928	(42)
Net realized capital gains (losses) on Fortitude Re funds withheld assets*	96	-	96	-
Net realized capital gains (losses) on Fortitude Re funds withheld embedded
derivative*	(837)	-	(837)	-
Total net realized capital gains (losses)	(2,332)	404	1,187	(42)
Other income	206	213	424	431
Total revenues	9,396	12,561	23,839	25,017
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,521	5,802	12,846	12,481
Interest credited to policyholder account balances	918	967	1,875	1,907
Amortization of deferred policy acquisition costs	754	1,439	2,616	2,728
General operating and other expenses	2,087	2,140	4,240	4,193
Interest expense	365	360	720	709
(Gain) loss on extinguishment of debt	-	15	17	13
Net (gain) loss on sale or disposal of divested businesses	8,412	1	8,628	(5)
Total benefits, losses and expenses	19,057	10,724	30,942	22,026
Income (loss) from continuing operations before income tax expense (benefit)	(9,661)	1,837	(7,103)	2,991
Income tax expense (benefit)	(1,896)	446	(992)	663
Income (loss) from continuing operations	(7,765)	1,391	(6,111)	2,328
Loss from discontinued operations, net of income taxes	(1)	(1)	(1)	(1)
Net income (loss)	(7,766)	1,390	(6,112)	2,327
Less:
Net income from continuing operations attributable to
noncontrolling interests	162	281	67	564
Net income (loss) attributable to AIG	(7,928)	1,109	(6,179)	1,763
Less: Dividends on preferred stock	8	7	15	7
Net income (loss) attributable to AIG common shareholders	$(7,936)	$1,102	$(6,194)	$1,756

Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$(9.15)	$1.26	$(7.11)	$2.00
Income (loss) from discontinued operations	$-	$-	$-	$-
Net income (loss) attributable to AIG common shareholders	$(9.15)	$1.26	$(7.11)	$2.00
Diluted:
Income (loss) from continuing operations	$(9.15)	$1.24	$(7.11)	$1.99
Income (loss) from discontinued operations	$-	$-	$-	$-
Net income (loss) attributable to AIG common shareholders	$(9.15)	$1.24	$(7.11)	$1.99
Weighted average shares outstanding:
Basic	866,968,305	876,382,884	870,590,968	875,885,588
Diluted	866,968,305	888,325,042	870,590,968	882,921,247

*Represents activity subsequent to the deconsolidation of Fortitude Re on June 2, 2020.

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2020 Form 10-Q 3

American International Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Net income (loss)	$(7,766)	$1,390	$(6,112)	$2,327
Other comprehensive income, net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which allowance for credit losses was taken	126	-	(233)	-
Change in unrealized appreciation of fixed maturity securities on
which other-than-temporary credit impairments were taken	-	82	-	758
Change in unrealized appreciation of all other investments	10,082	2,914	4,540	5,622
Change in foreign currency translation adjustments	(61)	(129)	(146)	35
Change in retirement plan liabilities adjustment	9	8	2	7
Change in fair value of liabilities under fair value option attributable to changes in
own credit risk	(2)	(2)	1	(2)
Other comprehensive income	10,154	2,873	4,164	6,420
Comprehensive income (loss)	2,388	4,263	(1,948)	8,747
Comprehensive income attributable to noncontrolling interests	153	291	44	580
Comprehensive income (loss) attributable to AIG	$2,235	$3,972	$(1,992)	$8,167

See accompanying Notes to Condensed Consolidated Financial Statements.

4 AIG | Second Quarter 2020 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Three Months Ended June 30, 2020
Balance, beginning of period	$485	$4,766	$(49,334)	$81,188	$24,062	$(994)	$60,173	$1,670	$61,843
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	-	-	-	-	-
Preferred stock issued	-	-	-	-	-	-	-	-	-
Common stock issued under stock plans	-	-	7	(9)	-	-	(2)	-	(2)
Purchase of common stock	-	-	-	-	-	-	-	-	-
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	-	(7,928)	-	(7,928)	162	(7,766)
Dividends on preferred stock	-	-	-	-	(8)	-	(8)	-	(8)
Dividends on common stock	-	-	-	-	(275)	-	(275)	-	(275)
Other comprehensive income (loss)	-	-	-	-	-	10,163	10,163	(9)	10,154
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(1,219)	(1,219)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	3	3
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(20)	(20)
Other	-	-	-	115	(4)	-	111	(3)	108
Balance, end of period	$485	$4,766	$(49,327)	$81,294	$15,847	$9,169	$62,234	$584	$62,818

Six Months Ended June 30, 2020
Balance, beginning of year	$485	$4,766	$(48,987)	$81,345	$23,084	$4,982	$65,675	$1,752	$67,427
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	(487)	-	(487)	-	(487)
Preferred stock issued	-	-	-	-	-	-	-	-	-
Common stock issued under stock plans	-	-	167	(264)	-	-	(97)	-	(97)
Purchase of common stock	-	-	(500)	-	-	-	(500)	-	(500)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	-	(6,179)	-	(6,179)	67	(6,112)
Dividends on preferred stock	-	-	-	-	(15)	-	(15)	-	(15)
Dividends on common stock	-	-	-	-	(551)	-	(551)	-	(551)
Other comprehensive income (loss)	-	-	-	-	-	4,187	4,187	(23)	4,164
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(1,171)	(1,171)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	4	4
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(42)	(42)
Other	-	-	(7)	213	(5)	-	201	(3)	198
Balance, end of period	$485	$4,766	$(49,327)	$81,294	$15,847	$9,169	$62,234	$584	$62,818

AIG | Second Quarter 2020 Form 10-Q 5

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)(continued)

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Three Months Ended June 30, 2019
Balance, beginning of period	$485	$4,766	$(48,999)	$81,148	$21,259	$2,128	$60,787	$1,306	$62,093
Preferred stock issued	-	-	-	-	-	-	-	-	-
Common stock issued under stock plans	-	-	8	(9)	-	-	(1)	-	(1)
Purchase of common stock	-	-	-	-	-	-	-	-	-
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	1,109	-	1,109	281	1,390
Dividends on preferred stock	-	-	-	-	(7)	-	(7)	-	(7)
Dividends on common stock	-	-	-	-	(279)	-	(279)	-	(279)
Other comprehensive income	-	-	-	-	-	2,863	2,863	10	2,873
Current and deferred income taxes	-	-	-	1	-	-	1	-	1
Net decrease due to acquisitions
and consolidations	-	-	-	-	-	-	-	(12)	(12)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	(10)	(10)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(10)	(10)
Other	-	-	-	71	(5)	-	66	1	67
Balance, end of period	$485	$4,766	$(48,991)	$81,211	$22,077	$4,991	$64,539	$1,566	$66,105

Six Months Ended June 30, 2019
Balance, beginning of year	$-	$4,766	$(49,144)	$81,268	$20,884	$(1,413)	$56,361	$948	$57,309
Preferred stock issued	485	-	-	-	-	-	485	-	485
Common stock issued under stock plans	-	-	153	(231)	-	-	(78)	-	(78)
Purchase of common stock	-	-	-	-	-	-	-	-	-
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	1,763	-	1,763	564	2,327
Dividends on preferred stock	-	-	-	-	(7)	-	(7)	-	(7)
Dividends on common stock	-	-	-	-	(557)	-	(557)	-	(557)
Other comprehensive income	-	-	-	-	-	6,404	6,404	16	6,420
Current and deferred income taxes	-	-	-	-	-	-	-	-	-
Net increase due to acquisitions
and consolidations	-	-	-	-	-	-	-	96	96
Contributions from noncontrolling interests	-	-	-	-	-	-	-	2	2
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(69)	(69)
Other	-	-	-	174	(6)	-	168	9	177
Balance, end of period	$485	$4,766	$(48,991)	$81,211	$22,077	$4,991	$64,539	$1,566	$66,105

See accompanying Notes to Condensed Consolidated Financial Statements.

6 AIG | Second Quarter 2020 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(6,112)	$2,327
Loss from discontinued operations	1	1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net gain on sales of securities available for sale and other assets	(418)	(141)
Net (gain) loss on sale or disposal of divested businesses	8,628	(5)
Losses on extinguishment of debt	17	13
Unrealized losses in earnings - net	36	369
Equity in (income) loss from equity method investments, net of dividends or distributions	232	(62)
Depreciation and other amortization	2,560	2,657
Impairments of assets	66	167
Changes in operating assets and liabilities:
Insurance reserves	1,857	(1,057)
Premiums and other receivables and payables - net	1,778	22
Reinsurance assets and funds held under reinsurance contracts	(2,295)	(2,334)
Capitalization of deferred policy acquisition costs	(2,224)	(2,843)
Current and deferred income taxes - net	(1,732)	523
Other, net	(1,069)	(909)
Total adjustments	7,436	(3,600)
Net cash provided by (used in) operating activities	1,325	(1,272)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	13,858	12,765
Other securities	2,037	2,609
Other invested assets	2,134	1,931
Divested businesses, net	2,119	-
Maturities of fixed maturity securities available for sale	12,761	11,888
Principal payments received on and sales of mortgage and other loans receivable	2,359	2,474
Purchases of:
Available for sale securities	(29,804)	(27,219)
Other securities	(519)	(405)
Other invested assets	(1,385)	(1,423)
Mortgage and other loans receivable	(2,653)	(2,919)
Net change in short-term investments	(7,857)	(4,837)
Other, net	4,047	989
Net cash used in investing activities	(2,903)	(4,147)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	8,410	11,474
Policyholder contract withdrawals	(8,567)	(8,362)
Issuance of long-term debt and debt of consolidated investment entities	5,509	2,199
Repayments of long-term debt and debt of consolidated investment entities	(1,877)	(910)
Issuance of preferred stock, net of issuance costs	-	485
Purchase of common stock	(500)	-
Dividends paid on preferred stock	(15)	(7)
Dividends paid on common stock	(551)	(557)
Other, net	(269)	896
Net cash provided by financing activities	2,140	5,218
Effect of exchange rate changes on cash and restricted cash	3	28
Net increase (decrease) in cash and restricted cash	565	(173)
Cash and restricted cash at beginning of year	3,287	3,358
Cash and restricted cash at end of period	$3,852	$3,185
AIG | Second Quarter 2020 Form 10-Q 7

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)(continued)

Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Six Months Ended June 30,
(in millions)	2020	2019
Cash	$3,408	$2,935
Restricted cash included in Short-term investments*	197	18
Restricted cash included in Other assets*	247	232
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$3,852	$3,185

Cash paid during the period for:
Interest	$581	$684
Taxes	$741	$140
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions	$1,008	$-
Fixed maturity securities received in connection with reinsurance transactions	$325	$-
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,646	$1,791

*Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to our affordable housing investments.

See accompanying Notes to Condensed Consolidated Financial Statements.

8 AIG | Second Quarter 2020 Form 10-Q

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

Certain of our foreign subsidiaries included in the Condensed Consolidated Financial Statements report on the basis of a fiscal period ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Condensed Consolidated Financial Statements has been considered for adjustment and/or disclosure. In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Operating results for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, especially when considering the risks and uncertainties associated with COVID-19 and the impact it may have on our business, results of operations and financial condition.

We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2020 and prior to the issuance of these Condensed Consolidated Financial Statements.

Sales/disposals of Businesses

Fortitude Holdings

On June 2, 2020, we completed the sale of a majority of the interests in Fortitude Group Holdings, LLC (Fortitude Holdings) to Carlyle FRL, L.P. (Carlyle FRL), an investment fund advised by an affiliate of The Carlyle Group Inc. (Carlyle), and T&D United Capital Co., Ltd. (T&D), a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the Majority Interest Fortitude Sale). AIG established Fortitude Reinsurance Company Ltd. (Fortitude Re), a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Legacy Portfolio. As of June 30, 2020, approximately $30.5 billion of reserves from AIG’s Legacy Life and Retirement Run-Off Lines and approximately $4.1 billion of reserves from AIG’s Legacy General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Legacy Portfolio. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, following the closing of the Majority Interest Fortitude Sale, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.

AIG | Second Quarter 2020 Form 10-Q 9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

AIG sold a 19.9 percent ownership interest in Fortitude Holdings to TC Group Cayman Investments Holdings, L.P. (TCG), an affiliate of Carlyle, in November 2018 (the 2018 Fortitude Sale). As a result of completion of the Majority Interest Fortitude Sale, Carlyle FRL purchased from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D purchased from AIG a 25 percent ownership interest in Fortitude Holdings; AIG retained a 3.5 percent ownership interest in Fortitude Holdings and one seat on its Board of Managers. The $2.2 billion of proceeds received by AIG at closing include (i) the $1.8 billion under the Majority Interest Fortitude Sale, which is subject to a post-closing purchase price adjustment pursuant to which AIG will pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur on or prior to December 31, 2023, up to a maximum payment of $500 million; and (ii) a $383 million purchase price adjustment from Carlyle FRL and T&D, corresponding to their respective portions of a proposed $500 million non-pro rata distribution from Fortitude Holdings that was not received by AIG prior to the closing.

AIG recorded a total after-tax reduction to total AIG shareholders’ equity of $4.3 billion related to the sale of the majority interest in and deconsolidation of Fortitude Holdings. The impact to equity is primarily due to a $6.7 billion after-tax loss partially offset by a $2.4 billion increase in accumulated other comprehensive income (AOCI) due to the release of shadow adjustments primarily related to future policy benefits. The $6.7 billion after-tax loss is comprised of (i) a $2.7 billion loss related to the write-off of prepaid insurance assets and deferred policy acquisition costs (DAC) upon deconsolidation of Fortitude Holdings and (ii) $4.0 billion related to the loss on the sale primarily as a result of increases in Fortitude Holdings’ equity principally related to mark to market movements since the December 31, 2018 date as of which Fortitude Holdings’ equity was calculated for purposes of the purchase price determination.

In connection with the Majority Interest Fortitude Sale, AIG, Fortitude Holdings, and TCG have agreed that, effective as of the closing, (i) AIG’s investment commitment targets under the 2018 Fortitude Sale (whereby AIG had agreed to invest certain amounts into various Carlyle strategies and to make certain minimum investment management fee payments by November 2021) have been assumed by Fortitude Holdings and AIG has been released therefrom, (ii) the purchase price adjustment that AIG had agreed to provide TCG in the 2018 Fortitude Sale (whereby AIG had agreed to reimburse TCG for adverse development in property casualty related reserves, based on an agreed methodology, that may occur on or prior to December 31, 2023, up to the value of TCG’s investment in Fortitude Holdings) has been terminated, and (iii) TCG remains obligated to pay AIG $115 million of deferred consideration upon settlement of the post-closing purchase price adjustment referred to above. This latter amount is composed of $95 million of deferred consideration contemplated as part of the 2018 Fortitude Sale, together with $19.9 million in respect of TCG’s 19.9 percent share of the unpaid portion of the $500 million non-pro rata dividend to be paid to AIG under the 2018 Fortitude Sale (TCG paid $79.6 million to AIG on May 26, 2020). In addition, the 2018 Capital Maintenance Agreement between AIG and Fortitude Re and the letters of credit issued in support of Fortitude Re and subject to reimbursement by AIG in the event of a drawdown were terminated as of the closing of the Majority Interest Fortitude Sale. Upon closing of the Majority Interest Fortitude Sale, AIG entered into a transition services agreement with Fortitude Holdings for the provision of transition services for a period after closing, and letter of credit agreements with certain financial institutions, which issued letters of credit in support of certain General Insurance subsidiaries that have reinsurance agreements in place with Fortitude Re in the amount of $600 million. These letters of credit are subject to reimbursement by AIG in the event of a drawdown by these insurance subsidiaries.

Following closing, AIG contributed $700 million of the proceeds of the Majority Interest Fortitude Sale to certain of its General Insurance subsidiaries and $135 million of the proceeds of the Majority Interest Fortitude Sale to certain of its Life and Retirement subsidiaries.

For further discussion on the sale of Fortitude Holdings see Note 7 to the Condensed Consolidated Financial Statements.

Blackboard

At the end of March 2020, Blackboard U.S. Holdings, Inc. (Blackboard), AIG’s technology-driven subsidiary, was placed into run-off. As a result of this decision, during the three months ended March 31, 2020, AIG recognized a pre-tax loss of $210 million, primarily consisting of asset impairment charges.

10 AIG | Second Quarter 2020 Form 10-Q

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

2. Summary of Significant Accounting Policies

Accounting Standards Adopted During 2020

Financial Instruments - Credit Losses

In June 2016, the FASB issued an accounting standard that changed how entities account for current expected credit losses (CECL) for most financial assets, premiums receivable, trade receivables, off-balance sheet exposures and reinsurance receivables (the Financial Instruments Credit Losses Standard). The standard requires an allowance for credit losses based on the expectation of lifetime credit losses related to such financial assets subject to credit losses, including loans measured at amortized cost, reinsurance receivables and certain off-balance sheet credit exposures. Additionally, the impairment of available-for-sale debt securities, including purchased credit deteriorated (PCD) securities, is subject to the new guidance and is measured in a similar manner, except that losses are recognized as allowances rather than reductions in the amortized cost of the securities. The standard allows for reversals of credit impairments in the event that the credit of an issuer improves. The standard also requires additional disclosures.

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

AIG | Second Quarter 2020 Form 10-Q 11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

The following table provides a rollforward of our allowance, including credit losses, in connection with the adoption of the Financial Instruments Credit Losses Standard as well as cross references to the applicable notes herein for additional information:

Three Months Ended June 30, 2020	Balance,	Cumulative Effect	Purchased Credit	Incremental Increase	Write-offs and	Balance,
	Beginning	Adjustment as of	Deteriorated Initial	(Decrease) Recognized	Other Changes	End of
(in millions)	of Period	January 1, 2020	Allowance	in Income	in the Allowance(h)	Period
Securities available for sale(a)	$211	$-	$20	$29	$(62)	$198
Mortgage and other loan receivables(b)	787	-	-	19	(12)	794
Reinsurance recoverables (inclusive of
deposit accounted assets)(c)	362	-	-	7	(5)	364
Premiums and other receivables(d)	210	-	-	2	-	212
Contractual deductible recoverables(e)	14	-	-	-	-	14
Commercial mortgage loan commitments(f)	58	-	-	-	-	58
Total	$1,642	$-	$20	$57	$(79)	$1,640

Six Months Ended June 30, 2020
Securities available for sale(a)	$-	$-	$33	$227	$(62)	$198
Mortgage and other loan receivables(b)	438	318	-	50	(12)	794
Reinsurance recoverables (inclusive of
deposit accounted assets)(c)	151	224	-	5	(16)	364
Premiums and other receivables(d)	178	34	-	2	(2)	212
Contractual deductible recoverables(e)	-	14	-	-	-	14
Commercial mortgage loan commitments(f)	-	51	-	7	-	58
Total	$767	$641	$33	$291	$(92)	$1,640
Secondary impacts to certain long-duration
insurance contracts(g)		(27)
Tax impact		(127)
Total cumulative effect adjustment		$487

(a)The allowance for credit losses is reported in Bonds available for sale in the Condensed Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Net realized capital gains (losses) in the Condensed Consolidated Statements of Income. Refer to Note 5 for additional information.

(b)The allowance for credit losses is reported in Mortgage and other loans receivable in the Condensed Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Net realized capital gains (losses) in the Condensed Consolidated Statements of Income. Refer to Note 6 for additional information.

(c)The allowance for credit losses is reported in Reinsurance assets – other and Reinsurance assets – Fortitude Re for reinsurance contracts that contain sufficient insurance risk, and reported in Other assets for insurance and reinsurance contracts that do not contain sufficient insurance risk in the Condensed Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Policyholder benefits and losses incurred for reinsurance contracts that do contain sufficient insurance risk and premiums for contracts that do not contain sufficient insurance risk in the Condensed Consolidated Statements of Income. Refer to Note 7 for additional information.

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

(h) A write-off does not generally result in an incremental loss to AIG. Prior to a write-off occurring, the allowance for the credit loss is increased or decreased to reflect AIG’s expectation of the credit loss to be incurred. Accordingly, when a write-off occurs, the allowance is reversed for the same amount, resulting in no incremental loss to AIG.

12 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

The following presents the impact of the adoption of the standard on premiums and other receivables.

Premiums and other receivables — Credit Losses

Premiums and other receivables, net of allowance for credit losses include premium balances receivable, amounts due from agents and brokers and policyholders, trade receivables for the Direct Investment book and Global Capital Markets (GCM) and other receivables. Trade receivables for GCM include cash collateral posted to derivative counterparties that is not eligible to be netted against derivative liabilities. The allowance for credit losses and disputes for premiums and other receivables was $212 million at June 30, 2020. Our allowance for credit losses for premium receivables considers a combination of internal and external information relating to past events, current conditions and reasonable and supportable forecasts. Our allowance contemplates our contractual provisions. Upon default or delinquency of the policyholder we may be able to cease coverage for the remaining period. In certain jurisdictions we are unable to cancel coverage even in the event of delinquency or default by the policyholder. We consider premium and other receivable balances to be past due if the payment is not received after 90 days from the contractual obligation due date and record an allowance for disputes when there is reasonable uncertainty of the collectability of a disputed amount during the reporting period.

For further information regarding the impacts of the adoption of this standard see Notes 4, 5, 6, 10 and 12 to the Condensed Consolidated Financial Statements.

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

AIG | Second Quarter 2020 Form 10-Q 13

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

•Simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations, but no longer requires an impairment test.

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

In July 2020, the FASB released an exposure draft which would defer the effective date of the standard to January 1, 2023. We are currently evaluating the FASB’s exposure draft. We have started our implementation efforts and we are evaluating the method of adoption and impact of the standard on our reported consolidated financial condition, results of operations, cash flows and required disclosures. The adoption of this standard is expected to have a significant impact on our consolidated financial condition, results of operations, cash flows and required disclosures, as well as systems, processes and controls.

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

14 AIG | Second Quarter 2020 Form 10-Q

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

•Results also include Blackboard and its subsidiaries which are focused on delivering commercial insurance solutions using digital technology, data analytics and automation. At the end of March 2020, Blackboard was placed into run-off.

Legacy Portfolio

Legacy Portfolio represents exited or discontinued product lines, policy forms or distribution channels. Effective February 2018, the Bermuda domiciled composite reinsurer, Fortitude Re, is included in our Legacy Portfolio. The sale of Fortitude Re was completed on June 2, 2020, and Fortitude Re is only included in the Legacy Portfolio through such date. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions between AIG and Fortitude Re are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Legacy Portfolio.

•Legacy Life and Retirement Run-Off Lines — Reserves consist of certain structured settlements, pension risk transfer annuities and single premium immediate annuities written prior to April 2012. Also includes exposures to whole life, long-term care and exited accident & health product lines.

AIG | Second Quarter 2020 Form 10-Q 15

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

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended June 30,	2020		2019
		Adjusted		Adjusted
	Total	Pre-tax	Total	Pre-tax
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
General Insurance
North America	$3,077	$5	$4,025	$718
International	3,178	170	3,502	262
Total General Insurance	6,255	175	7,527	980
Life and Retirement
Individual Retirement	1,333	550	1,466	588
Group Retirement	712	214	790	293
Life Insurance	1,113	(9)	1,154	86
Institutional Markets	1,391	126	418	82
Total Life and Retirement	4,549	881	3,828	1,049
Other Operations	15	(559)	144	(415)
Legacy Portfolio	719	257	740	119
AIG Consolidation and elimination	31	49	(79)	(56)
Total AIG Consolidated adjusted revenues and adjusted pre-tax income	11,569	803	12,160	1,677
Reconciling items from adjusted pre-tax income to pre-tax income (loss):
Changes in fair value of securities used to hedge guaranteed
living benefits	14	16	84	75
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized capital gains (losses)	-	255	-	(73)
Changes in the fair value of equity securities	56	56	(22)	(22)
Other income (expense) - net	14	-	4	-
Loss on extinguishment of debt	-	-	-	(15)
Net investment income on Fortitude Re funds withheld assets(a)	116	116	-	-
Net realized capital gains (losses) on Fortitude Re funds withheld assets(a)	96	96	-	-
Net realized capital gains (losses) on Fortitude Re funds withheld embedded
derivative(a)	(837)	(837)	-	-
Net realized capital gains (losses)(b)	(1,632)	(1,619)	335	351
Loss from divested businesses	-	(8,412)	-	(1)
Non-operating litigation reserves and settlements	-	-	-	-
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	33	-	125
Net loss reserve discount charge	-	(16)	-	(212)
Integration and transaction costs associated with acquired businesses	-	(4)	-	(6)
Restructuring and other costs	-	(134)	-	(60)
Non-recurring costs related to regulatory or accounting changes	-	(14)	-	(2)
Revenues and Pre-tax income (loss)	$9,396	$(9,661)	$12,561	$1,837

16 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Six Months Ended June 30,	2020		2019
		Adjusted		Adjusted
	Total	Pre-Tax	Total	Pre-Tax
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
General Insurance
North America	$6,491	$414	$8,123	$1,652
International	6,431	262	7,206	596
Total General Insurance	12,922	676	15,329	2,248
Life and Retirement
Individual Retirement	2,703	856	2,817	1,096
Group Retirement	1,406	357	1,499	525
Life Insurance	2,204	46	2,227	202
Institutional Markets	2,408	196	1,489	150
Total Life and Retirement	8,721	1,455	8,032	1,973
Other Operations	177	(1,010)	283	(802)
Legacy Portfolio	983	(111)	1,446	231
AIG Consolidation and elimination	(114)	(35)	(176)	(126)
Total AIG Consolidated adjusted revenues and adjusted pre-tax income	22,689	975	24,914	3,524
Reconciling items from adjusted pre-tax income to pre-tax income (loss):
Changes in fair value of securities used to hedge guaranteed
living benefits	28	9	189	171
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized capital gains (losses)	-	(283)	-	26
Changes in the fair value of equity securities	(135)	(135)	57	57
Other income (expense) - net	23	-	11	-
Loss on extinguishment of debt	-	(17)	-	(13)
Net investment income on Fortitude Re funds withheld assets(a)	116	116	-	-
Net realized capital gains (losses) on Fortitude Re funds withheld assets(a)	96	96	-	-
Net realized capital gains (losses) on Fortitude Re funds withheld embedded
derivative(a)	(837)	(837)	-	-
Net realized capital gains (losses)(b)	1,853	1,883	(154)	(123)
Income (loss) from divested businesses	-	(8,628)	-	5
Non-operating litigation reserves and settlements	6	6	-	(1)
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	41	-	152
Net loss reserve discount charge	-	(72)	-	(685)
Integration and transaction costs associated with acquired businesses	-	(6)	-	(13)
Restructuring and other costs	-	(224)	-	(107)
Non-recurring costs related to regulatory or accounting changes	-	(27)	-	(2)
Revenues and Pre-tax income (loss)	$23,839	$(7,103)	$25,017	$2,991

(a)Represents activity subsequent to the deconsolidation of Fortitude Re on June 2, 2020.

(b)Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG (Fortitude Re funds withheld assets).

AIG | Second Quarter 2020 Form 10-Q 17

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

18 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2020				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$5	$4,797	$-	$-	$-	$4,802
Obligations of states, municipalities and political subdivisions	-	13,717	2,279	-	-	15,996
Non-U.S. governments	39	14,564	5	-	-	14,608
Corporate debt	-	154,865	1,900	-	-	156,765
RMBS	-	20,434	12,678	-	-	33,112
CMBS	-	13,850	1,149	-	-	14,999
CDO/ABS	-	8,762	9,461	-	-	18,223
Total bonds available for sale	44	230,989	27,472	-	-	258,505
Other bond securities:
U.S. government and government sponsored entities	-	1,912	-	-	-	1,912
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	11	-	-	-	11
RMBS	-	342	168	-	-	510
CMBS	-	256	47	-	-	303
CDO/ABS	-	170	2,531	-	-	2,701
Total other bond securities	-	2,691	2,746	-	-	5,437
Equity securities	624	12	43	-	-	679
Other invested assets(b)	-	86	1,486	-	-	1,572
Derivative assets:
Interest rate contracts	2	5,678	-	-	-	5,680
Foreign exchange contracts	-	1,968	1	-	-	1,969
Equity contracts	8	939	86	-	-	1,033
Credit contracts	-	-	3	-	-	3
Other contracts	-	-	13	-	-	13
Counterparty netting and cash collateral	-	-	-	(3,977)	(3,933)	(7,910)
Total derivative assets	10	8,585	103	(3,977)	(3,933)	788
Short-term investments	2,458	3,930	-	-	-	6,388
Other assets	-	-	111	-	-	111
Separate account assets	84,629	4,113	-	-	-	88,742
Total	$87,765	$250,406	$31,961	$(3,977)	$(3,933)	$362,222
Liabilities:
Policyholder contract deposits	$-	$-	$9,233	$-	$-	$9,233
Derivative liabilities:
Interest rate contracts	3	4,612	-	-	-	4,615
Foreign exchange contracts	-	663	-	-	-	663
Equity contracts	30	149	33	-	-	212
Credit contracts	-	26	48	-	-	74
Other contracts	-	-	10	-	-	10
Counterparty netting and cash collateral	-	-	-	(3,977)	(1,016)	(4,993)
Total derivative liabilities	33	5,450	91	(3,977)	(1,016)	581
Fortitude Re funds withheld payable	-	-	4,510	-	-	4,510
Other liabilities	-	-	-	-	-	-
Long-term debt	-	2,181	-	-	-	2,181
Total	$33	$7,631	$13,834	$(3,977)	$(1,016)	$16,505

AIG | Second Quarter 2020 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

December 31, 2019				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$135	$5,245	$-	$-	$-	$5,380
Obligations of states, municipalities and political subdivisions	-	13,197	2,121	-	-	15,318
Non-U.S. governments	60	14,809	-	-	-	14,869
Corporate debt	-	147,973	1,663	-	-	149,636
RMBS	-	19,397	13,408	-	-	32,805
CMBS	-	13,377	1,053	-	-	14,430
CDO/ABS	-	10,962	7,686	-	-	18,648
Total bonds available for sale	195	224,960	25,931	-	-	251,086
Other bond securities:
U.S. government and government sponsored entities	-	2,121	-	-	-	2,121
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	18	-	-	-	18
RMBS	-	346	143	-	-	489
CMBS	-	272	50	-	-	322
CDO/ABS	-	187	3,545	-	-	3,732
Total other bond securities	-	2,944	3,738	-	-	6,682
Equity securities	756	77	8	-	-	841
Other invested assets(b)	-	86	1,192	-	-	1,278
Derivative assets:
Interest rate contracts	1	3,199	-	-	-	3,200
Foreign exchange contracts	-	1,034	6	-	-	1,040
Equity contracts	5	593	171	-	-	769
Credit contracts	-	-	3	-	-	3
Other contracts	-	-	14	-	-	14
Counterparty netting and cash collateral	-	-	-	(2,427)	(1,806)	(4,233)
Total derivative assets	6	4,826	194	(2,427)	(1,806)	793
Short-term investments	2,299	3,044	-	-	-	5,343
Other assets	57	2,212	89	-	-	2,358
Separate account assets	89,069	4,203	-	-	-	93,272
Total	$92,382	$242,352	$31,152	$(2,427)	$(1,806)	$361,653
Liabilities:
Policyholder contract deposits	$-	$-	$6,910	$-	$-	$6,910
Derivative liabilities:
Interest rate contracts	4	2,745	-	-	-	2,749
Foreign exchange contracts	-	1,025	-	-	-	1,025
Equity contracts	8	111	20	-	-	139
Credit contracts	-	24	65	-	-	89
Other contracts	-	-	7	-	-	7
Counterparty netting and cash collateral	-	-	-	(2,427)	(527)	(2,954)
Total derivative liabilities	12	3,905	92	(2,427)	(527)	1,055
Other liabilities	-	45	-	-	-	45
Long-term debt	-	2,062	-	-	-	2,062
Total	$12	$6,012	$7,002	$(2,427)	$(527)	$10,072

(a)Represents netting of derivative exposures covered by qualifying master netting agreements.

(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $5.0 billion and $5.5 billion as of June 30, 2020 and December 31, 2019, respectively.

20 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and six-month periods ended June 30, 2020 and 2019 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2020 and 2019:

										Changes in
										Unrealized Gains
		Net							Changes in	(Losses) Included in
		Realized and							Unrealized Gains	Other Comprehensive
		Unrealized		Purchases,					(Losses) Included	Income (Loss) for
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Three Months Ended June 30, 2020
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,102	$-	$254	$20	$-	$(97)	$-	$2,279	$-	$244
Non-U.S. governments	6	-	-	5	-	(6)	-	5	-	-
Corporate debt	1,215	(1)	72	113	519	(18)	-	1,900	-	50
RMBS	11,687	208	947	(171)	7	-	-	12,678	-	957
CMBS	1,146	4	15	(16)	-	-	-	1,149	-	18
CDO/ABS	8,768	3	432	108	334	(184)	-	9,461	-	403
Total bonds available for sale(a)	24,924	214	1,720	59	860	(305)	-	27,472	-	1,672
Other bond securities:
RMBS	149	14	-	5	-	-	-	168	13	-
CMBS	42	6	-	(1)	-	-	-	47	6	-
CDO/ABS	2,378	274	-	(121)	-	-	-	2,531	253	-
Total other bond securities	2,569	294	-	(117)	-	-	-	2,746	272	-
Equity securities	19	-	-	-	25	(1)	-	43	-	-
Other invested assets	1,467	(59)	-	78	-	-	-	1,486	-	-
Other assets	91	-	-	54	-	-	(34)	111	-	-
Total	$29,070	$449	$1,720	$74	$885	$(306)	$(34)	$31,858	$272	$1,672
										Changes in
										Unrealized Gains
		Net							Changes in	(Losses) Included in
		Realized and							Unrealized Gains	Other Comprehensive
		Unrealized		Purchases,					(Losses) Included	Income (Loss) for
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Liabilities:
Policyholder contract deposits	$8,153	$1,060	$-	$20	$-	$-	$-	$9,233	$(825)	$-
Derivative liabilities, net:
Interest rate contracts	-	(1)	-	1	-	-	-	-	-	-
Foreign exchange contracts	3	1	-	(5)	-	-	-	(1)	-	-
Equity contracts	(143)	36	-	54	-	-	-	(53)	(15)	-
Credit contracts	(76)	64	-	57	-	-	-	45	9	-
Other contracts	(2)	(17)	-	16	-	-	-	(3)	17	-
Total derivative liabilities, net(b)	(218)	83	-	123	-	-	-	(12)	11	-
Fortitude Re funds withheld
payable	-	837	-	-	-	-	3,673	4,510	663	-
Total	$7,935	$1,980	$-	$143	$-	$-	$3,673	$13,731	$(151)	$-

AIG | Second Quarter 2020 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

										Changes in
										Unrealized Gains
		Net							Changes in	(Losses) Included in
		Realized and							Unrealized Gains	Other Comprehensive
		Unrealized		Purchases,					(Losses) Included	Income (Loss) for
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Six Months Ended June 30, 2020
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,121	$5	$199	$157	$27	$(230)	$-	$2,279	$-	$193
Non-U.S. governments	-	-	-	5	6	(6)	-	5	-	-
Corporate debt	1,663	(68)	(9)	120	622	(428)	-	1,900	-	21
RMBS	13,408	340	(676)	(394)	26	(26)	-	12,678	-	(548)
CMBS	1,053	11	34	28	23	-	-	1,149	-	39
CDO/ABS	7,686	20	(125)	155	1,937	(212)	-	9,461	-	(134)
Total bonds available for sale(a)	25,931	308	(577)	71	2,641	(902)	-	27,472	-	(429)
Other bond securities:
RMBS	143	-	-	25	-	-	-	168	(1)	-
CMBS	50	(1)	-	(2)	-	-	-	47	(2)	-
CDO/ABS	3,545	101	-	(1,115)	-	-	-	2,531	(9)	-
Total other bond securities	3,738	100	-	(1,092)	-	-	-	2,746	(12)	-
Equity securities	8	(1)	1	10	26	(1)	-	43	-	-
Other invested assets	1,192	(63)	-	207	150	-	-	1,486	(48)	-
Other assets	89	-	-	59	-	-	(37)	111	-	-
Total	$30,958	$344	$(576)	$(745)	$2,817	$(903)	$(37)	$31,858	$(60)	$(429)
										Changes in
										Unrealized Gains
		Net							Changes in	(Losses) Included in
		Realized and							Unrealized Gains	Other Comprehensive
		Unrealized		Purchases,					(Losses) Included	Income (Loss) for
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Liabilities:
Policyholder contract deposits	$6,910	$2,231	$-	$92	$-	$-	$-	$9,233	$(1,709)	$-
Derivative liabilities, net:
Interest rate contracts	-	(1)	-	1	-	-	-	-	1	-
Foreign exchange contracts	(6)	4	-	1	-	-	-	(1)	1	-
Equity contracts	(151)	10	-	88	-	-	-	(53)	(64)	-
Credit contracts	62	(60)	-	43	-	-	-	45	6	-
Other contracts	(7)	(27)	-	31	-	-	-	(3)	27	-
Total derivative liabilities, net(b)	(102)	(74)	-	164	-	-	-	(12)	(29)	-
Fortitude Re funds withheld
payable	-	837	-	-	-	-	3,673	4,510	663	-
Total	$6,808	$2,994	$-	$256	$-	$-	$3,673	$13,731	$(1,075)	$-

22 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	Divested	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	of Period	at End of Period
Three Months Ended June 30, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,136	$-	$105	$62	$6	$(147)	$-	$2,162	$-
Non-U.S. governments	3	(1)	-	-	-	-	-	2	-
Corporate debt	1,532	29	43	(99)	389	(73)	-	1,821	-
RMBS	14,045	182	137	(404)	44	(141)	-	13,863	-
CMBS	892	5	13	150	58	(15)	-	1,103	-
CDO/ABS	8,840	8	113	104	4	(7)	-	9,062	-
Total bonds available for sale	27,448	223	411	(187)	501	(383)	-	28,013	-
Other bond securities:
RMBS	1,266	43	-	(479)	-	-	-	830	(19)
CMBS	84	-	-	14	-	(10)	-	88	1
CDO/ABS	4,249	116	-	(214)	-	(1)	-	4,150	76
Total other bond securities	5,599	159	-	(679)	-	(11)	-	5,068	58
Equity securities	26	-	-	9	-	-	-	35	3
Other invested assets	591	18	1	(5)	-	-	-	605	18
Other assets	59	-	-	2	-	-	-	61	-
Total	$33,723	$400	$412	$(860)	$501	$(394)	$-	$33,782	$79
		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	Divested	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$4,878	$970	$-	$217	$-	$-	$-	$6,065	$(832)
Derivative liabilities, net:
Interest rate contracts	15	2	-	(1)	-	-	-	16	(2)
Foreign exchange contracts	(1)	(5)	-	2	-	-	-	(4)	4
Equity contracts	(96)	(4)	-	(13)	-	-	-	(113)	4
Credit contracts	222	(24)	-	(25)	-	-	-	173	23
Other contracts	(8)	(16)	-	17	-	-	-	(7)	18
Total derivative liabilities, net(b)	132	(47)	-	(20)	-	-	-	65	47
Total	$5,010	$923	$-	$197	$-	$-	$-	$6,130	$(785)
AIG | Second Quarter 2020 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	Divested	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	of Period	at End of Period
Six Months Ended June 30, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,000	$(1)	$202	$86	$35	$(160)	$-	$2,162	$-
Non-U.S. governments	11	(1)	-	(4)	-	(4)	-	2	-
Corporate debt	864	26	81	(65)	1,043	(128)	-	1,821	-
RMBS	14,199	409	161	(816)	67	(157)	-	13,863	-
CMBS	917	6	30	296	58	(204)	-	1,103	-
CDO/ABS	9,102	12	167	59	96	(374)	-	9,062	-
Total bonds available for sale	27,093	451	641	(444)	1,299	(1,027)	-	28,013	-
Other bond securities:
RMBS	1,290	60	-	(520)	-	-	-	830	(19)
CMBS	77	4	-	17	-	(10)	-	88	4
CDO/ABS	4,478	184	-	(415)	-	(97)	-	4,150	100
Total other bond securities	5,845	248	-	(918)	-	(107)	-	5,068	85
Equity securities	27	-	-	9	-	(1)	-	35	3
Other invested assets	587	18	1	(1)	-	-	-	605	19
Other assets	58	-	-	3	-	-	-	61	-
Total	$33,610	$717	$642	$(1,351)	$1,299	$(1,135)	$-	$33,782	$107
		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	Divested	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$4,116	$1,539	$-	$410	$-	$-	$-	$6,065	$(1,352)
Derivative liabilities, net:
Interest rate contracts	15	3	-	(2)	-	-	-	16	(3)
Foreign exchange contracts	(5)	(10)	-	11	-	-	-	(4)	4
Equity contracts	(75)	(20)	-	(18)	-	-	-	(113)	32
Credit contracts	227	(27)	-	(27)	-	-	-	173	27
Other contracts	(9)	(33)	-	35	-	-	-	(7)	35
Total derivative liabilities, net(b)	153	(87)	-	(1)	-	-	-	65	95
Total	$4,269	$1,452	$-	$409	$-	$-	$-	$6,130	$(1,257)

(a)As a result of the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020, credit losses are included in net realized and unrealized (gains) losses included in income.

(b)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

24 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended June 30, 2020
Assets:
Bonds available for sale*	$182	$32	$-	$214
Other bond securities	294	-	-	294
Equity securities	-	-	-	-
Other invested assets	(59)	-	-	(59)
Six Months Ended June 30, 2020
Assets:
Bonds available for sale*	$380	$(72)	$-	$308
Other bond securities	(168)	268	-	100
Equity securities	-	(1)	-	(1)
Other invested assets	(63)	-	-	(63)
Three Months Ended June 30, 2019
Assets:
Bonds available for sale	$245	$(22)	$-	$223
Other bond securities	109	50	-	159
Other invested assets	18	-	-	18
Six Months Ended June 30, 2019
Assets:
Bonds available for sale	$487	$(36)	$-	$451
Other bond securities	196	52	-	248
Other invested assets	18	-	-	18

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
Three Months Ended June 30, 2020
Liabilities:
Policyholder contract deposits	$-	$1,060	$-	$1,060
Derivative liabilities, net	-	97	(14)	83
Fortitude Re funds withheld payable	-	837	-	837
Six Months Ended June 30, 2020
Liabilities:
Policyholder contract deposits	$-	$2,231	$-	$2,231
Derivative liabilities, net	-	(46)	(28)	(74)
Fortitude Re funds withheld payable	-	837	-	837
Three Months Ended June 30, 2019
Liabilities:
Policyholder contract deposits	$-	$970	$-	$970
Derivative liabilities, net	-	(29)	(18)	(47)
Six Months Ended June 30, 2019
Liabilities:
Policyholder contract deposits	$-	$1,539	$-	$1,539
Derivative liabilities, net	-	(53)	(34)	(87)

*As a result of the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020, credit losses are included in net realized capital gains (losses).

AIG | Second Quarter 2020 Form 10-Q 25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three- and six-month periods ended June 30, 2020 and 2019 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Three Months Ended June 30, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$22	$-	$(2)	$20
Non-U.S. governments	5	-	-	5
Corporate debt	121	-	(8)	113
RMBS	365	-	(536)	(171)
CMBS	1	(5)	(12)	(16)
CDO/ABS	256	(3)	(145)	108
Total bonds available for sale	770	(8)	(703)	59
Other bond securities:
RMBS	12	-	(7)	5
CMBS	-	-	(1)	(1)
CDO/ABS	-	-	(121)	(121)
Total other bond securities	12	-	(129)	(117)
Equity securities	-	-	-	-
Other invested assets	78	-	-	78
Other assets	55	-	(1)	54
Total assets	$915	$(8)	$(833)	$74
Liabilities:
Policyholder contract deposits	$-	$122	$(102)	$20
Derivative liabilities, net	(9)	-	132	123
Other liabilities	-	-	-	-
Total liabilities	$(9)	$122	$30	$143
Three Months Ended June 30, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$87	$(1)	$(24)	$62
Non-U.S. governments	-	-	-	-
Corporate debt	8	(1)	(106)	(99)
RMBS	300	-	(704)	(404)
CMBS	179	-	(29)	150
CDO/ABS	972	(154)	(714)	104
Total bonds available for sale	1,546	(156)	(1,577)	(187)
Other bond securities:
RMBS	-	(437)	(42)	(479)
CMBS	14	-	-	14
CDO/ABS	-	-	(214)	(214)
Total other bond securities	14	(437)	(256)	(679)
Equity securities	9	-	-	9
Other invested assets	39	-	(44)	(5)
Other assets	-	-	2	2
Total assets	$1,608	$(593)	$(1,875)	$(860)
Liabilities:
Policyholder contract deposits	$-	$203	$14	$217
Derivative liabilities, net	(9)	-	(11)	(20)
Total liabilities	$(9)	$203	$3	$197

26 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Six Months Ended June 30, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$167	$(2)	$(8)	$157
Non-U.S. governments	5	-	-	5
Corporate debt	233	(5)	(108)	120
RMBS	701	-	(1,095)	(394)
CMBS	54	(7)	(19)	28
CDO/ABS	481	(25)	(301)	155
Total bonds available for sale	1,641	(39)	(1,531)	71
Other bond securities:
RMBS	37	-	(12)	25
CMBS	-	-	(2)	(2)
CDO/ABS	35	(579)	(571)	(1,115)
Total other bond securities	72	(579)	(585)	(1,092)
Equity securities	10	-	-	10
Other invested assets	252	-	(45)	207
Other assets	55	-	4	59
Total assets	$2,030	$(618)	$(2,157)	$(745)
Liabilities:
Policyholder contract deposits	$-	$344	$(252)	$92
Derivative liabilities, net	(24)	8	180	164
Other liabilities	-	-	-	-
Total liabilities	$(24)	$352	$(72)	$256
Six Months Ended June 30, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$134	$(16)	$(32)	$86
Non-U.S. governments	-	-	(4)	(4)
Corporate debt	57	(1)	(121)	(65)
RMBS	607	(26)	(1,397)	(816)
CMBS	363	-	(67)	296
CDO/ABS	1,170	(310)	(801)	59
Total bonds available for sale	2,331	(353)	(2,422)	(444)
Other bond securities:
RMBS	-	(437)	(83)	(520)
CMBS	18	-	(1)	17
CDO/ABS	-	-	(415)	(415)
Total other bond securities	18	(437)	(499)	(918)
Equity securities	9	-	-	9
Other invested assets	43	-	(44)	(1)
Other assets	-	-	3	3
Total assets	$2,401	$(790)	$(2,962)	$(1,351)
Liabilities:
Policyholder contract deposits	$-	$376	$34	$410
Derivative liabilities, net	(22)	-	21	(1)
Total liabilities	$(22)	$376	$55	$409

(a)There were no issuances during the three- and six-month periods ended June 30, 2020 and 2019.

AIG | Second Quarter 2020 Form 10-Q 27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2020 and 2019 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $28 million and $(128) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three- and six-month periods ended June 30, 2020, respectively, and includes $24 million and $(31) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three- and six-month periods ended June 30, 2020, respectively.

The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $15 million and $(40) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three- and six-month periods ended June 30, 2019, respectively, and includes $5 million and $4 million of net gains related to assets and liabilities transferred out of Level 3 during the three- and six-month periods ended June 30, 2019, respectively.

Transfers of Level 3 Assets

During the three- and six-month periods ended June 30, 2020 and 2019, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

During the three- and six-month periods ended June 30, 2020 and 2019, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and six-month periods ended June 30, 2020 and 2019.

28 AIG | Second Quarter 2020 Form 10-Q

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

	Fair Value at
	June 30,	Valuation		Range
(in millions)	2020	Technique	Unobservable Input(b)	(Weighted Average)(c)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,781	Discounted cash flow	Yield	2.80% - 3.43% (3.11%)

Corporate debt	1,374	Discounted cash flow	Yield	2.53% - 6.74% (4.64%)

RMBS(a)	11,777	Discounted cash flow	Constant prepayment rate	3.75% - 11.92% (7.84%)
			Loss severity	29.12% - 76.16% (52.64%)
			Constant default rate	1.27% - 6.11% (3.69%)
			Yield	2.17% - 5.13% (3.65%)

CDO/ABS(a)	8,926	Discounted cash flow	Yield	2.30% - 6.49% (4.40%)

CMBS	576	Discounted cash flow	Yield	1.34% - 4.92% (3.13%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

Guaranteed minimum withdrawal benefits (GMWB)	4,257	Discounted cash flow	Equity volatility	6.35% - 50.45%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(d)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(e)	0.19% - 2.34%

Index annuities	4,396	Discounted cash flow	Lapse rate	0.31% - 50.00%
			Mortality multiplier(d)	24.00% - 180.00%
			Option budget	0.00% - 4.00%
			NPA(e)	0.19% - 2.34%

Indexed life	552	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(e)	0.19% - 2.34%

AIG | Second Quarter 2020 Form 10-Q 29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2019	Technique	Unobservable Input(b)	(Weighted Average)(c)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,633	Discounted cash flow	Yield	3.35% - 3.95% (3.65%)

Corporate debt	1,087	Discounted cash flow	Yield	3.48% - 6.22% (4.85%)

RMBS(a)	11,746	Discounted cash flow	Constant prepayment rate	4.00% - 12.89% (8.44%)
			Loss severity	33.68% - 76.91% (55.29%)
			Constant default rate	1.68% - 6.17% (3.93%)
			Yield	2.52% - 4.53% (3.52%)

CDO/ABS(a)	6,025	Discounted cash flow	Yield	2.92% - 4.91% (3.91%)

CMBS	476	Discounted cash flow	Yield	2.77% - 5.18% (3.97%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

GMWB	2,474	Discounted cash flow	Equity volatility	6.15% - 48.85%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(d)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(e)	0.12% - 1.53%

Index annuities	3,895	Discounted cash flow	Lapse rate	0.31% - 50.00%
			Mortality multiplier(d)	24.00% - 180.00%
			Option budget	1.00% - 4.00%
			NPA(e)	0.12% - 1.53%

Indexed life	510	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(e)	0.12% - 1.53%

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

(c)The weighted averaging for fixed maturity securities is based on the estimated fair value of the securities. Because the valuation methodology for embedded derivatives within Policyholder contract deposits uses a range of inputs that vary at the contract level over the cash flow projection period, management believes that presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

(d)Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table.

(e)The non-performance risk adjustment (NPA) applied as a spread over risk-free curve for discounting.

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

30 AIG | Second Quarter 2020 Form 10-Q

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

Embedded derivatives within reinsurance contracts

The fair value of embedded derivatives associated with funds withheld reinsurance contracts is determined based upon a total return swap technique with reference to the fair value of the investments held by AIG related to AIG’s funds withheld payable. The fair value of the underlying assets is generally based on market observable inputs using industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy.

AIG | Second Quarter 2020 Form 10-Q 31

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

		June 30, 2020		December 31, 2019
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,209	$1,489	$1,189	$1,543

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	395	445	400	290

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	129	161	111	155

Growth Equity	Funds that make investments in established companies for the purpose of growing their businesses	450	82	422	57

Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	412	302	325	414

Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	785	174	773	206
Total private equity funds		3,380	2,653	3,220	2,665
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	304	-	727	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	414	-	539	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	737	-	894	-

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	154	1	169	1
Total hedge funds		1,609	1	2,329	1
Total		$4,989	$2,654	$5,549	$2,666

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

32 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,

(in millions)	2020	2019	2020	2019
Assets:
Bonds	$374	$283	$314	$638
Alternative investments(a)	(26)	151	(165)	381
Liabilities:
Long-term debt(b)	(18)	(93)	(221)	(153)
Total gain (loss)	$330	$341	$(72)	$866

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

The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	June 30, 2020			December 31, 2019
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Liabilities:
Long-term debt*	$2,181	$1,445	$736	$2,062	$1,502	$560

*Includes GIAs, notes, bonds, loans and mortgages payable.

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Level 1	Level 2	Level 3	Total	2020	2019	2020	2019
June 30, 2020
Other investments	$-	$-	$160	$160	$37	$17	$48	$58
Other assets	-	-	-	-	-	9	12	17
Total	$-	$-	$160	$160	$37	$26	$60	$75
December 31, 2019
Other investments	$-	$-	$329	$329
Other assets	-	-	1	1
Total	$-	$-	$330	$330

AIG | Second Quarter 2020 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
June 30, 2020
Assets:
Mortgage and other loans receivable	$-	$100	$48,696	$48,796	$46,522
Other invested assets	-	761	125	886	886
Short-term investments	-	14,928	-	14,928	14,928
Cash	3,408	-	-	3,408	3,408
Other assets	188	59	-	247	247
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	234	139,805	140,039	127,344
Fortitude Re funds withheld payable	-	-	37,523	37,523	37,523
Other liabilities	-	3,086	-	3,086	3,086
Long-term debt and debt of consolidated investment entities	-	31,467	9,045	40,512	37,099
Separate account liabilities - investment contracts	-	84,443	-	84,443	84,443
December 31, 2019
Assets:
Mortgage and other loans receivable	$-	$101	$48,904	$49,005	$46,984
Other invested assets	-	735	6	741	742
Short-term investments	-	7,887	-	7,887	7,887
Cash	2,856	-	-	2,856	2,856
Other assets	291	20	-	311	311
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	255	132,991	133,246	126,137
Other liabilities	15	3,048	-	3,063	3,063
Long-term debt and debt of consolidated investment entities	-	27,024	8,883	35,907	33,288
Separate account liabilities - investment contracts	-	88,770	-	88,770	88,770

34 AIG | Second Quarter 2020 Form 10-Q

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

Unrealized gains and losses from available for sale investments in fixed maturity securities carried at fair value were reported as a separate component of AOCI, net of policy related amounts and deferred income taxes, in shareholders’ equity. Realized and unrealized gains and losses from fixed maturity securities measured at fair value at our election are reflected in Net investment income. Investments in fixed maturity securities are recorded on a trade-date basis.

Interest income is recognized using the effective yield method and reflects amortization of premium and accretion of discount. Premiums and discounts arising from the purchase of bonds classified as available for sale are treated as yield adjustments over their estimated holding periods, until maturity, or call date, if applicable. For investments in certain structured securities, recognized yields are updated based on current information regarding the timing and amount of expected undiscounted future cash flows. For high credit quality structured securities, effective yields are recalculated based on actual payments received and updated prepayment expectations, and the amortized cost is adjusted to the amount that would have existed had the new effective yield been applied since acquisition with a corresponding charge or credit to net investment income. For structured securities that are not high credit quality, the structured securities yields are based on expected cash flows which take into account both expected credit losses and prepayments.

An allowance for credit losses is not established upon initial recognition of the asset (unless the security is determined to be a PCD asset which is discussed in more detail below). Subsequently, differences between actual and expected cash flows and changes in expected cash flows are recognized as adjustments to the allowance for credit losses. Changes that cannot be reflected as adjustments to the allowance for credit losses are accounted for as prospective adjustments to yield.

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

AIG | Second Quarter 2020 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

	Amortized	Allowance	Gross	Gross
	Cost or	for Credit	Unrealized	Unrealized	Fair
(in millions)	Cost	Losses(a)	Gains	Losses	Value
June 30, 2020
Bonds available for sale:
U.S. government and government sponsored entities	$3,940	$-	$878	$(16)	$4,802
Obligations of states, municipalities and political subdivisions	13,934	-	2,082	(20)	15,996
Non-U.S. governments	13,757	(17)	971	(103)	14,608
Corporate debt	142,616	(145)	15,872	(1,578)	156,765
Mortgage-backed, asset-backed and collateralized:
RMBS	30,453	(36)	2,846	(151)	33,112
CMBS	14,294	-	841	(136)	14,999
CDO/ABS	18,351	-	296	(424)	18,223
Total mortgage-backed, asset-backed and collateralized	63,098	(36)	3,983	(711)	66,334
Total bonds available for sale(c)	$237,345	$(198)	$23,786	$(2,428)	$258,505

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(b)
December 31, 2019
Bonds available for sale:
U.S. government and government sponsored entities	$5,108	$316	$(44)	$5,380	$-
Obligations of states, municipalities and political subdivisions	13,960	1,390	(32)	15,318	-
Non-U.S. governments	14,042	884	(57)	14,869	(18)
Corporate debt	138,046	12,090	(500)	149,636	7
Mortgage-backed, asset-backed and collateralized:
RMBS	29,802	3,067	(64)	32,805	1,149
CMBS	13,879	576	(25)	14,430	34
CDO/ABS	18,393	348	(93)	18,648	14
Total mortgage-backed, asset-backed and collateralized	62,074	3,991	(182)	65,883	1,197
Total bonds available for sale(c)	$233,230	$18,671	$(815)	$251,086	$1,186

(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through the statements of income and are not recognized in other comprehensive income.

(b)Represents the amount of other-than-temporary impairments recognized in Accumulated other comprehensive income (AOCI). Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

(c)At June 30, 2020 and December 31, 2019, bonds available for sale held by us that were below investment grade or not rated totaled $27.0 billion and $27.8 billion, respectively.

36 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Securities Available for Sale in a Loss Position for Which No Allowance for Credit Loss Has Been Recorded

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit loss has been recorded:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
June 30, 2020
Bonds available for sale:
U.S. government and government sponsored entities	$129	$16	$-	$-	$129	$16
Obligations of states, municipalities and political
subdivisions	337	14	112	6	449	20
Non-U.S. governments	1,649	52	207	47	1,856	99
Corporate debt	22,363	1,109	1,083	222	23,446	1,331
RMBS	3,927	77	256	26	4,183	103
CMBS	2,588	128	98	8	2,686	136
CDO/ABS	8,171	288	3,086	136	11,257	424
Total bonds available for sale	$39,164	$1,684	$4,842	$445	$44,006	$2,129

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

At June 30, 2020, we held 8,189 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 967 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2019, we held 5,695 individual fixed maturity securities that were in an unrealized loss position, of which 1,254 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2020 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.

AIG | Second Quarter 2020 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities
	Available for Sale
	Amortized Cost,
(in millions)	Net of Allowance	Fair Value
June 30, 2020
Due in one year or less	$10,776	$10,903
Due after one year through five years	41,602	42,617
Due after five years through ten years	40,483	43,482
Due after ten years	81,224	95,169
Mortgage-backed, asset-backed and collateralized	63,062	66,334
Total	$237,147	$258,505

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$541	$392	$173	$86	$921	$558	$266	$210

For the three- and six-month periods ended June 30, 2020, the aggregate fair value of available for sale securities sold was $6.7 billion and $13.9 billion, respectively, which resulted in net realized capital gains (losses) of $149 million and $363 million, respectively. Included within the net realized capital gains (losses) are $122 million of realized capital gains for the three- and six-month periods ended June 30, 2020, which relate to the Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG (Fortitude Re funds withheld assets) for the period after deconsolidation of Fortitude Re. These realized capital gains are included in Net realized capital gains (losses) on Fortitude Re funds withheld assets.

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

Other Securities Measured at Fair Value

The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option and equity securities measured at fair value:

	June 30, 2020		December 31, 2019
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$1,912	31%	$2,121	28%
Corporate debt	11	-	18	-
Mortgage-backed, asset-backed and collateralized:
RMBS	510	9	489	7
CMBS	303	5	322	4
CDO/ABS and other collateralized	2,701	44	3,732	50
Total mortgage-backed, asset-backed and collateralized	3,514	58	4,543	61
Total fixed maturity securities	5,437	89	6,682	89
Equity securities	679	11	841	11
Total	$6,116	100%	$7,523	100%

38 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	June 30,	December 31,
(in millions)	2020	2019
Alternative investments(a) (b)	$7,987	$8,845
Investment real estate(c)	8,164	8,491
All other investments(d)	1,541	1,456
Total	$17,692	$18,792

(a)At June 30, 2020, included hedge funds of $2.2 billion, private equity funds of $5.5 billion and affordable housing partnerships of $279 million. At December 31, 2019, included hedge funds of $3.3 billion, private equity funds of $5.2 billion and affordable housing partnerships of $331 million.

(b)At June 30, 2020, approximately 77 percent of our hedge fund portfolio is available for redemption in 2020. The remaining 23 percent will be available for redemption between 2021 and 2027.

(c)Net of accumulated depreciation of $749 million and $703 million at June 30, 2020 and December 31, 2019, respectively.

(d)Includes AIG’s 3.5 percent ownership interest in Fortitude Holdings which is recorded using the measurement alternative for equity securities and is carried at cost, which was $100 million as of June 30, 2020.

Net Investment Income

The following table presents the components of Net investment income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Available for sale fixed maturity securities, including short-term investments	$2,588	$2,701	$5,197	$5,354
Other fixed maturity securities(a)	374	281	314	608
Equity securities	56	(22)	(135)	57
Interest on mortgage and other loans	498	518	1,011	1,016
Alternative investments(b)	(73)	345	(132)	764
Real estate	61	62	120	131
Other investments(c)	1	(8)	(214)	(60)
Total investment income	3,505	3,877	6,161	7,870
Investment expenses	139	132	287	246
Net investment income(d)	$3,366	$3,745	$5,874	$7,624

(a)Included in the three- and six-month periods ended June 30, 2020 were income of $29 million and $198 million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below. Included in the three- and six-month periods ended June 30, 2019 were income of $21 million and $49 million, respectively, for fixed maturity securities measured at fair value through income that economically hedge liabilities as described in (c) below.

(b)Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

(c)Included in the three- and six-month periods ended June 30, 2020 were losses of $13 million and $215 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above. Included in the three- and six-month periods ended June 30, 2019 were losses of $31 million and $46 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.

(d)Included in both the three- and six-month periods ended June 30, 2020 was $116 million of Net investment income from Fortitude Re funds withheld assets. For additional information on the Fortitude Re transaction, see Note 7 to the Condensed Consolidated Financial Statements

AIG | Second Quarter 2020 Form 10-Q 39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Net Realized Capital Gains and Losses

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

•Foreign exchange gains and losses resulting from foreign currency transactions.

•Changes in fair value of the embedded derivative related to the Fortitude Re funds withheld assets.

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Sales of fixed maturity securities	$27	$87	$241	$56
Other-than-temporary impairments	-	(30)	-	(113)
Change in intent(a)	(3)	-	(3)	-
Change in allowance for credit losses on fixed maturity securities(b)	(24)	-	(222)	-
Change in allowance for credit losses on loans(b)	(22)	14	(60)	(10)
Foreign exchange transactions	44	(2)	(210)	(39)
Variable annuity embedded derivatives, net of related hedges	(1,010)	(40)	1,182	(301)
All other derivatives and hedge accounting	(568)	207	991	135
Fortitude Re funds withheld assets(b)	(741)	-	(741)	-
Other	(35)	168	9	230
Net realized capital gains (losses)	$(2,332)	$404	$1,187	$(42)

(a)For the three- and six-month periods ended June 30, 2019, the change in intent was included in Other-than-temporary impairments.

(b)The change in allowance for credit losses on fixed maturity securities excludes increases in the allowance of $5 million for the three- and six-month periods ended June 30, 2020, and the change in allowance for credit losses on loans excludes decreases in the allowance of $3 million for the three- and six-month periods ended June 30, 2020, which are reported in the Fortitude Re funds withheld assets line as these changes in the allowance relate to Fortitude Re funds withheld assets. For additional information on the Fortitude Re transaction, see Note 7 to the Condensed Consolidated Financial Statements.

40 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$13,957	$5,906	$3,502	$11,888
Other investments	-	1	-	(68)
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$13,957	$5,907	$3,502	$11,820

The following table summarizes the unrealized gains and losses recognized in Net Investment Income during the reporting period on equity securities still held at the reporting date:

Three Months Ended June 30,	2020			2019
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains and losses recognized during the period on equity securities	$56	$(71)	$(15)	$(22)	$271	$249
Less: Net gains and losses recognized during the period on equity
securities sold during the period	5	13	18	(7)	146	139
Unrealized gains and losses recognized during the reporting
period on equity securities still held at the reporting date	$51	$(84)	$(33)	$(15)	$125	$110

Six Months Ended June 30,	2020			2019
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains and losses recognized during the period on equity securities	$(135)	$(200)	$(335)	$57	$510	$567
Less: Net gains and losses recognized during the period on equity
securities sold during the period	17	15	32	12	156	168
Unrealized gains and losses recognized during the reporting
period on equity securities still held at the reporting date	$(152)	$(215)	$(367)	$45	$354	$399

AIG | Second Quarter 2020 Form 10-Q 41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Evaluating Investments for AN ALLOWANCE FOR CREDIT LOSSES/OTHER-than-TEMPORARY IMPAIRMENTS

Fixed Maturity Securities

Subsequent to the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, an impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized capital losses. No allowance is established in these situations and any previously recorded allowance is reversed. The new cost basis is not adjusted for subsequent increases in estimated fair value. When assessing our intent to sell a fixed maturity security, or whether it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition our investment portfolio, sales of securities to meet cash flow needs and sales of securities to take advantage of favorable pricing.

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

42 AIG | Second Quarter 2020 Form 10-Q

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

Credit Impairments

The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
		Non-			Non-
(in millions)	Structured	Structured	Total	Structured	Structured	Total
Balance, beginning of period*	$37	$174	$211	$7	$-	$7
Additions:
Securities for which allowance for credit losses were not
previously recorded	11	82	93	35	256	291
Purchases of available for sale debt securities accounted for
as purchased credit deteriorated assets	20	-	20	26	-	26
Accretion of available for sale debt securities accounted for
as purchased credit deteriorated assets	1	-	1	1	-	1
Reductions:
Securities sold during the period	(1)	(5)	(6)	(1)	(5)	(6)
Intent to sell security or more likely than not will be required to
sell the security before recovery of its amortized cost basis	-	-	-	-	-	-
Additional net increases or decreases to the allowance for
credit losses on securities that had an allowance recorded
in a previous period, for which there was no intent to sell
before recovery amortized cost basis	(31)	(33)	(64)	(31)	(33)	(64)
Write-offs charged against the allowance	-	(57)	(57)	-	(57)	(57)
Recoveries of amounts previously written off	-	-	-	-	-	-
Other	-	-	-	-	-	-
Balance, end of period	$37	$161	$198	$37	$161	$198

* The beginning balance incorporates the Day 1 gross up on PCD assets held as of January 1, 2020.
AIG | Second Quarter 2020 Form 10-Q 43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2019	June 30, 2019
Balance, beginning of period	$53	$-
Increases due to:
Credit impairments on new securities subject to impairment losses	27	95
Additional credit impairments on previously impaired securities	-	6
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(38)	(59)
Accretion on securities previously impaired due to credit*	(8)	(8)
Balance, end of period	$34	$34

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

During the three- and six-month periods ended June 30, 2020, we purchased certain securities which had more than insignificant credit deterioration since their origination. These PCD securities are held in the portfolio of bonds available for sale in their natural classes at June 30, 2020.

The following table presents a reconciliation of the purchase price to the unpaid principal balance at the acquisition date of the PCD securities that were purchased with credit deterioration during the six-month period ended June 30, 2020:

(in millions)	June 30, 2020
Unpaid principal balance	$644
Allowance for expected credit losses at acquisition	(26)
Purchase (discount) premium	(149)
Purchase price	$469

44 AIG | Second Quarter 2020 Form 10-Q

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

The following tables present information on our PCI securities, which are included in bonds available for sale as of December 31, 2019:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$35,139
Cash flows expected to be collected*	28,720
Recorded investment in acquired securities	19,382

*Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	December 31, 2019
Outstanding principal balance	$10,476
Amortized cost	6,970
Fair value	8,664

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2019	June 30, 2019
Balance, beginning of period	$6,801	$7,210
Newly purchased PCI securities	1	13
Accretion	(151)	(323)
Effect of changes in interest rate indices	(266)	(400)
Net reclassification from (to) non-accretable difference,
including effects of prepayments	17	(98)
Balance, end of period	$6,402	$6,402

AIG | Second Quarter 2020 Form 10-Q 45

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	June 30, 2020	December 31, 2019
Fixed maturity securities available for sale	$3,019	$3,030

At June 30, 2020 and December 31, 2019, amounts borrowed under repurchase and securities lending agreements totaled $3.0 billion and $3.1 billion, respectively.

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
June 30, 2020
Bonds available for sale:
Non-U.S. governments	$9	$16	$-	$-	$-	$25
Corporate debt	57	110	-	-	-	167
Total	$66	$126	$-	$-	$-	$192

December 31, 2019
Bonds available for sale:
Non-U.S. governments	$2	$71	$-	$-	$-	$73
Corporate debt	22	55	82	-	-	159
Total	$24	$126	$82	$-	$-	$232

46 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
June 30, 2020
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$102	$-	$-	$-	$102
Corporate debt	-	814	1,102	436	-	2,352
RMBS	-	277	-	96	-	373
Total	$-	$1,193	$1,102	$532	$-	$2,827

December 31, 2019
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$386	$-	$-	$386
Corporate debt	-	1,071	947	-	-	2,018
RMBS	-	-	-	394	-	394
Total	$-	$1,071	$1,333	$394	$-	$2,798

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	June 30, 2020	December 31, 2019
Securities collateral pledged to us	$5,560	$2,567
Amount sold or repledged by us	-	121

At June 30, 2020 and December 31, 2019, amounts loaned under reverse repurchase agreements totaled $5.5 billion and $2.6 billion, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $10.8 billion and $8.7 billion at June 30, 2020 and December 31, 2019, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $198 million and $194 million of stock in FHLBs at June 30, 2020 and December 31, 2019, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $5.9 billion and $1.9 billion, respectively, at June 30, 2020 and $4.3 billion and $1.8 billion, respectively, at December 31, 2019.

AIG | Second Quarter 2020 Form 10-Q 47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.5 billion at both June 30, 2020 and December 31, 2019. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $460 million and $330 million, comprised of bonds available for sale and short term investments at June 30, 2020 and December 31, 2019, respectively.

Reinsurance transactions between AIG and Fortitude Re were structured as modified coinsurance (modco) and loss portfolio transfer arrangements with funds withheld. Following closing of the Majority Interest Fortitude Sale, a portion of the proceeds were contributed to AIG subsidiaries.

For further discussion on the sale of Fortitude Holdings see Note 1 and Note 7 to the Condensed Consolidated Financial Statements.

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

Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of June 30, 2020, $9 million and $342 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.

Accrued interest is presented separately and is included in Other assets on the Condensed Consolidated Balance Sheets. As of June 30, 2020, accrued interest receivable was $18 million and $137 million associated with residential mortgage loans and commercial mortgage loans, respectively.

A significant majority of commercial mortgages in the portfolio are non-recourse loans and, accordingly, the only guarantees are for specific items that are exceptions to the non-recourse provisions. It is therefore extremely rare for us to have cause to enforce the provisions of a guarantee on a commercial real estate or mortgage loan.

48 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

The following table presents the composition of Mortgage and other loans receivable, net:

	June 30,	December 31,
(in millions)	2020	2019
Commercial mortgages(a)	$36,535	$36,170
Residential mortgages	6,046	6,683
Life insurance policy loans	2,091	2,065
Commercial loans, other loans and notes receivable	2,644	2,504
Total mortgage and other loans receivable	47,316	47,422
Allowance for credit losses(b)	(794)	(438)
Mortgage and other loans receivable, net	$46,522	$46,984

(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 24 percent and 10 percent, respectively, at June 30, 2020 and 23 percent and 10 percent, respectively, at December 31, 2019).

(b)Does not include $58 million of expected credit loss liability at June 30, 2020 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

Nonperforming loans are generally those loans where payment of contractual principal or interest is more than 90 days past due. Nonperforming loans were not significant for any of the periods presented.

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

June 30, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
>1.2X	$933	$5,593	$6,051	$4,275	$5,172	$11,171	$33,195
1.00 - 1.20X	116	331	511	372	161	1,419	2,910
<1.00X	-	75	-	51	-	304	430
Total commercial mortgages	$1,049	$5,999	$6,562	$4,698	$5,333	$12,894	$36,535

The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

June 30, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
Less than 65%	$923	$4,461	$4,615	$3,549	$4,067	$10,527	$28,142
65% to 75%	126	1,493	1,947	1,012	932	1,806	7,316
76% to 80%	-	45	-	-	26	305	376
Greater than 80%	-	-	-	137	308	256	701
Total commercial mortgages	$1,049	$5,999	$6,562	$4,698	$5,333	$12,894	$36,535

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

December 31, 2019	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
Loan-to-Value Ratios(b)
Less than 65%	$23,013	$2,440	$245	$25,698
65% to 75%	9,007	899	40	9,946
76% to 80%	200	6	-	206
Greater than 80%	184	2	134	320
Total commercial mortgages	$32,404	$3,347	$419	$36,170

(a)The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 2.1X at June 30, 2020 and 2.0X at December 31, 2019. The debt service coverage ratios have been updated within the last six months.

(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 56 percent at both June 30, 2020 and December 31, 2019. The loan-to-value ratios have been updated within the last six months.

AIG | Second Quarter 2020 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total
June 30, 2020
Credit Quality Performance
Indicator:
In good standing	699	$14,262	$10,484	$5,106	$3,578	$2,145	$435	$36,010	98%
Restructured(a)	5	1	85	50	-	86	-	222	1
90 days or less delinquent	7	1	152	57	-	18	-	228	1
>90 days delinquent or in
process of foreclosure	3	-	75	-	-	-	-	75	-
Total(b)	714	$14,264	$10,796	$5,213	$3,578	$2,249	$435	$36,535	100%
Allowance for credit losses		$134	$292	$154	$56	$25	$6	$667	2%
December 31, 2019
Credit Quality Performance
Indicator:
In good standing	736	$13,698	$10,553	$5,332	$3,663	$2,211	$522	$35,979	99%
Restructured(a)	3	-	89	-	-	101	-	190	1
90 days or less delinquent	1	1	-	-	-	-	-	1	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	740	$13,699	$10,642	$5,332	$3,663	$2,312	$522	$36,170	100%
Allowance for credit losses:
Specific		$-	$2	$1	$-	$6	$-	$9	-%
General		81	153	44	30	14	5	327	1
Total allowance for credit losses		$81	$155	$45	$30	$20	$5	$336	1%

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

The following table presents credit quality performance indicators for residential mortgages by year of vintage:

June 30, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
FICO*:
780 and greater	$233	$879	$477	$796	$865	$811	$4,061
720 - 779	283	458	148	224	257	240	1,610
660 - 719	8	71	39	53	63	81	315
600 - 659	1	7	7	8	6	15	44
Less than 600	-	-	1	2	3	10	16
Total residential mortgages	$525	$1,415	$672	$1,083	$1,194	$1,157	$6,046

*Fair Isaac Corporation (FICO) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last three months.

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

50 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

The allowances for the commercial mortgage loans and residential mortgage loans are estimated utilizing a probability of default and loss given default model. Loss rate factors are determined based on historical data and adjusted for current and forecasted information. The loss rates are applied based on individual loan attributes and considering such data points as loan-to-value ratios, FICO scores, and debt service coverage.

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

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable(a):

Three Months Ended June 30,	2020			2019
	Commercial	Other		Commercial		Other
(in millions)	Mortgages	Loans	Total	Mortgages		Loans	Total
Allowance, beginning of period	$689	$98	$787	$323		$99	$422
Initial allowance upon CECL adoption	-	-	-	-		-	-
Loans charged off	(12)	-	(12)	-		-	-
Recoveries of loans previously charged off	-	-	-	-		-	-
Net charge-offs	(12)	-	(12)	-		-	-
Provision for loan losses	(10)	29	19	(13)		(2)	(15)
Allowance, end of period	$667	$127	$794	$310	(b)	$97	$407
Six Months Ended June 30,	2020			2019
	Commercial	Other		Commercial		Other
(in millions)	Mortgages	Loans	Total	Mortgages		Loans	Total
Allowance, beginning of year	$336	$102	$438	$318		$79	$397
Initial allowance upon CECL adoption	311	7	318	-		-	-
Loans charged off	(12)	-	(12)	-		-	-
Recoveries of loans previously charged off	-	-	-	-		-	-
Net charge-offs	(12)	-	(12)	-		-	-
Provision for loan losses	32	18	50	(8)		18	10
Allowance, end of period	$667	$127	$794	$310	(b)	$97	$407

(a)Does not include $58 million of expected credit loss liability at June 30, 2020 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

(b)The June 30, 2019 total allowance was calculated prior to the adoption of ASC 326 on January 1, 2020. Of the total allowance, $8 million relates to individually assessed credit losses on $173 million of commercial mortgages at June 30, 2019.

AIG | Second Quarter 2020 Form 10-Q 51

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

In response to the COVID-19 pandemic, there was an increase in the volume of loan modifications in our commercial mortgage, residential mortgage and leveraged loan portfolios. The COVID-19 related modifications were primarily in the form of short term payment deferrals (one to six months). Short-term payment deferrals are not considered a concession and therefore these modifications are not considered a TDR.

During the six-month period ended June 30, 2020, loans with a carrying value of $50 million were modified in TDRs. There were no loans modified in TDRs during the six-month period ended June 30, 2019.

7. Reinsurance

In the ordinary course of business, our insurance companies may use both treaty and facultative reinsurance to minimize their net loss exposure to any single catastrophic loss event or to an accumulation of losses from a number of smaller events or to provide greater diversification of our businesses. In addition, our general insurance subsidiaries assume reinsurance from other insurance companies. We determine the portion of the incurred but not reported (IBNR) loss that will be recoverable under our reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as that estimate. Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for paid and unpaid losses and loss adjustment expenses incurred, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized. We remain liable to the extent that our reinsurers do not meet their obligation under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for doubtful accounts requires judgment for which key inputs typically include historical trends regarding uncollectible balances, disputes and credit events as well as specific reviews of balances in dispute or subject to credit impairment.

Sale of Fortitude Holdings

On June 2, 2020, we completed the Majority Interest Fortitude Sale. AIG established Fortitude Re, a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Legacy Portfolio. As of June 30, 2020, approximately $30.5 billion of reserves from AIG’s Legacy Life and Retirement Run-Off Lines and approximately $4.1 billion of reserves from AIG’s Legacy General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Legacy Portfolio.

52 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

These reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld (funds withheld). In modco and funds withheld arrangements, the investments supporting the reinsurance agreements, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AIG) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as AIG maintains ownership of these investments, AIG will maintain its existing accounting for these assets (e.g., the changes in fair value of available for sale securities will be recognized within other comprehensive income). As a result of the deconsolidation resulting from the Majority Interest Fortitude Sale, AIG has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized capital gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.

There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets as of June 30, 2020:

June 30, 2020	Carrying	Fair
(in millions)	Value	Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$35,380	$35,380	Fair value through other comprehensive income
Fixed maturity securities - fair value option	190	190	Fair value through net investment income
Commercial mortgage loans	3,537	3,781	Amortized cost
Real estate investments	385	600	Amortized cost
Private equity funds / hedge funds	978	978	Fair value through net investment income
Policy loans	431	431	Amortized cost
Derivative assets, net(b)	-	-	Fair value through realized capital gains (losses)
Other	640	640	Amortized cost
Total	$41,541	$42,000

(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $555 million ($438 million after-tax) during the post deconsolidation period (June 2, 2020-June 30, 2020).

(b)The derivative assets have been presented net of collateral. The derivative assets supporting the Fortitude Re funds withheld arrangements had a fair market value of $650 million as of June 30, 2020. These derivative assets are fully collateralized.

The impact of the funds withheld arrangements with Fortitude Re for the period post deconsolidation was as follows:

(in millions)
Net underwriting income	$-
Net investment income - Fortitude Re funds withheld assets	116
Net realized capital losses on Fortitude Re funds withheld assets:
Net realized capital gains - Fortitude Re funds withheld assets	96
Net realized capital losses - Fortitude Re embedded derivatives	(837)
Net realized capital losses on Fortitude Re funds withheld assets	(741)
Loss from continuing operations before income tax benefit	(625)
Income tax benefit(a)	(131)
Net loss	(494)
Change in unrealized appreciation of all other investments(a)	438
Comprehensive loss	$(56)

(a) The income tax expense (benefit) and the tax impact in accumulated other comprehensive income was computed using AIG’s U.S. statutory tax rate of 21 percent.

Various assets supporting the Fortitude Re funds withheld arrangements are reported at amortized cost, and as such, changes in the fair value of these assets are not reflected in the financial statements. However, changes in the fair value of these assets are included in the embedded derivative in the Fortitude Re funds withheld arrangements. During the period from June 2, 2020 to June 30, 2020, these assets appreciated by $56 million on a after-tax basis.

AIG | Second Quarter 2020 Form 10-Q 53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

Reinsurance — Credit Losses

The estimation of reinsurance recoverables involves a significant amount of judgment, particularly for latent exposures, such as asbestos, due to their long-tail nature. Reinsurance assets include reinsurance recoverables on unpaid losses and loss adjustment expenses that are estimated as part of our loss reserving process and, consequently, are subject to similar judgments and uncertainties as the estimation of gross loss reserves. Similarly, Other assets include reinsurance recoverables for contracts which are accounted for as deposits.

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

•the relative financial health of the reinsurer as determined by the Obligor Risk Ratings (ORRs) we assign to each reinsurer based upon our financial reviews; insurers that are financially troubled (i.e., in run-off, have voluntarily or involuntarily been placed in receivership, are insolvent, are in the process of liquidation or otherwise subject to formal or informal regulatory restriction) are assigned ORRs that will generate a significant allowance; and

•whether collateral and collateral arrangements exist.

An estimate of the reinsurance recoverable’s lifetime expected credit losses is established utilizing a probability of default and loss given default method, which reflects the reinsurer’s ORR rating. The allowance for credit losses excludes disputed amounts. An allowance for disputes is established for a reinsurance recoverable using the losses incurred model for contingencies.

The total reinsurance recoverables as of June 30, 2020 were $77.6 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 87 percent of the reinsurance recoverables were investment grade, of which 82 percent related to General Insurance and 5 percent related to Life and Retirement; (ii) approximately 12 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance; (iii) less than one percent of the non-investment grade reinsurance recoverables related to Life and Retirement and (iv) approximately one percent of the reinsurance recoverables related to entities that were not rated by AIG.

As of June 30, 2020, approximately 74 percent of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds held or trust agreements.

Reinsurance Recoverable Allowance

The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	General	Life and		General	Life and
(in millions)	Insurance	Retirement	Total	Insurance	Retirement	Total
Balance, beginning of period	$302	$60	$362	$111	$40	$151
Initial allowance upon CECL adoption	-	-	-	202	22	224
Current period provision for expected credit losses and disputes	6	1	7	2	3	5
Write-offs charged against the allowance for credit losses and
disputes	(2)	(1)	(3)	(5)	(5)	(10)
Other changes	(1)	(1)	(2)	(5)	(1)	(6)
Balance, end of period	$305	$59	$364	$305	$59	$364

There were no recoveries of credit losses previously written off for either of the three- and six-month periods ended June 30, 2020.

Past-Due Status

We consider a reinsurance asset to be past due when it is 90 days past due and record an allowance for disputes when there is reasonable uncertainty of the collectability of a disputed amount during the reporting period. Past due balances were not significant for any of the periods presented.

54 AIG | Second Quarter 2020 Form 10-Q

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

The primary beneficiary is the entity that has both (i) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the breadth of our decision-making ability and our ability to influence activities that significantly affect the economic performance of the VIE.

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

	Real Estate and		Affordable
	Investment	Securitization	Housing
(in millions)	Entities(d)	Vehicles(e)	Partnerships	Other	Total
June 30, 2020
Assets:
Bonds available for sale	$-	$6,313	$-	$-	$6,313
Other bond securities	-	2,417	-	1	2,418
Mortgage and other loans receivable	-	3,783	-	-	3,783
Other invested assets	5,101	-	3,510	43	8,654
Other(a)	560	1,645	509	41	2,755
Total assets(b)	$5,661	$14,158	$4,019	$85	$23,923
Liabilities:
Long-term debt	$2,558	$4,592	$2,251	$4	$9,405
Other(c)	161	137	192	23	513
Total liabilities	$2,719	$4,729	$2,443	$27	$9,918
December 31, 2019
Assets:
Bonds available for sale	$177	$7,239	$-	$-	$7,416
Other bond securities	-	3,324	-	1	3,325
Mortgage and other loans receivable	-	3,860	-	-	3,860
Other invested assets	5,231	-	3,464	42	8,737
Other(a)	615	1,996	469	42	3,122
Total assets(b)	$6,023	$16,419	$3,933	$85	$26,460
Liabilities:
Long-term debt	$2,810	$4,356	$2,074	$4	$9,244
Other(c)	236	359	195	24	814
Total liabilities	$3,046	$4,715	$2,269	$28	$10,058

(a)Comprised primarily of Short-term investments and Other assets at June 30, 2020 and December 31, 2019.

(b)The assets of each VIE can be used only to settle specific obligations of that VIE.

(c)Comprised primarily of Other liabilities at June 30, 2020 and December 31, 2019.

(d)At June 30, 2020 and December 31, 2019, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $2.3 billion and $2.6 billion, respectively.

(e)At June 30, 2020 and December 31, 2019, the company had contributed total assets of $13.4 billion and $15.6 billion, respectively, into consolidated securitization vehicles.

AIG | Second Quarter 2020 Form 10-Q 55

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
June 30, 2020
Real estate and investment entities(a)	$290,205	$5,625	$3,388		$9,013
Affordable housing partnerships	3,094	396	-		396
Other	6,483	346	562	(c)	908
Total	$299,782	$6,367	$3,950		$10,317
December 31, 2019
Real estate and investment entities(a)	$283,349	$6,519	$3,286		$9,805
Affordable housing partnerships	3,351	453	-		453
Other	5,320	310	561	(c)	871
Total	$292,020	$7,282	$3,847		$11,129

(a)Comprised primarily of hedge funds and private equity funds.

(b)At June 30, 2020 and December 31, 2019, $6.1 billion and $7.0 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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
56 AIG | Second Quarter 2020 Form 10-Q

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

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2020				December 31, 2019
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$735	$19	$294	$13	$495	$3	$410	$7
Foreign exchange contracts	5,996	656	3,733	134	4,328	342	5,230	162
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	67,839	5,661	39,796	4,602	52,437	3,197	35,231	2,742
Foreign exchange contracts	11,100	1,313	10,290	529	8,133	698	12,093	863
Equity contracts	21,898	1,033	7,229	212	18,533	769	7,539	139
Credit contracts(b)	1,765	3	1,007	74	8,457	3	923	89
Other contracts(c)	41,928	13	55	10	40,582	14	56	7
Total derivatives, gross	$151,261	$8,698	$62,404	$5,574	$132,965	$5,026	$61,482	$4,009
Counterparty netting(d)		(3,977)		(3,977)		(2,427)		(2,427)
Cash collateral(e)		(3,933)		(1,016)		(1,806)		(527)
Total derivatives on condensed
consolidated balance sheets(f)		$788		$581		$793		$1,055

(a)Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)As of June 30, 2020 and December 31, 2019, included CDSs on super senior multi-sector CDOs with a net notional amount of $139 million and $152 million (fair value liability of $47 million and $48 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio.

(c)Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d)Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)Represents cash collateral posted and received that is eligible for netting.

(f)Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both June 30, 2020 and December 31, 2019. Fair value of liabilities related to bifurcated embedded derivatives was $13.7 billion and $6.9 billion, respectively, at June 30, 2020 and December 31, 2019. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information see Note 7 herein.

AIG | Second Quarter 2020 Form 10-Q 57

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

Collateral posted by us to third parties for derivative transactions was $2.6 billion at June 30, 2020 and $2.2 billion at December 31, 2019. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $4.1 billion and $2.2 billion at June 30, 2020 and December 31, 2019, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three- and six-month periods ended June 30, 2020, we recognized gains of $3 million and $102 million, respectively, and for the three- and six-month periods ended June 30, 2019, we recognized gains (losses) of $(7) million and $57 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

58 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

Gains/(Losses) Recognized in Earnings for:
Hedging		Excluded	Hedged
(in millions)	Derivatives(a)	Components(b)	Items	Net Impact
Three Months Ended June 30, 2020
Interest rate contracts:
Interest credited to policyholder account balances	$1	$-	$(3)	$(2)
Net investment income	(4)	-	3	(1)
Foreign exchange contracts:
Realized capital gains/(losses)	(132)	(76)	132	(76)
Three Months Ended June 30, 2019
Interest rate contracts:
Interest credited to policyholder account balances	$9	$-	$(9)	$-
Net investment income	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	58	57	(58)	57
Six Months Ended June 30, 2020
Interest rate contracts:
Interest credited to policyholder account balances	$18	$-	$(20)	$(2)
Net investment income	(7)	-	6	(1)
Foreign exchange contracts:
Realized capital gains/(losses)	173	205	(173)	205
Six Months Ended June 30, 2019
Interest rate contracts:
Interest credited to policyholder account balances	$14	$-	$(14)	$-
Net investment income	(1)	-	1	-
Foreign exchange contracts:
Realized capital gains/(losses)	50	43	(50)	43

(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.

(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

AIG | Second Quarter 2020 Form 10-Q 59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
By Derivative Type:
Interest rate contracts	$(7)	$615	$2,566	$974
Foreign exchange contracts	(124)	231	901	203
Equity contracts	(471)	89	632	(119)
Credit contracts	(66)	17	56	9
Other contracts	16	18	26	34
Embedded derivatives	(1,774)	(832)	(2,826)	(1,281)
Total	$(2,426)	$138	$1,355	$(180)
By Classification:
Policy fees	$15	$18	$30	$35
Net investment income	(1)	(50)	(3)	(55)
Net realized capital gains (losses) - excluding
Fortitude Re funds withheld assets	(1,579)	165	2,173	(169)
Net realized capital gains (losses) on Fortitude Re
funds withheld assets	(863)	-	(863)	-
Policyholder benefits and claims incurred	2	5	18	9
Total	$(2,426)	$138	$1,355	$(180)

CREDIT RISK-RELATED CONTINGENT FEATURES

We estimate that at June 30, 2020, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $46 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $261 million and $336 million at June 30, 2020 and December 31, 2019, respectively. The aggregate fair value of assets posted as collateral under these contracts at June 30, 2020 and December 31, 2019, was approximately $308 million and $381 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $2.4 billion and $3.3 billion at June 30, 2020 and December 31, 2019, respectively. These securities have par amounts of $5.2 billion and $7.4 billion at June 30, 2020 and December 31, 2019, respectively, and have remaining stated maturity dates that extend to 2052.

60 AIG | Second Quarter 2020 Form 10-Q

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

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.3 billion and $12.2 billion at June 30, 2020 and December 31, 2019, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At June 30, 2020 and December 31, 2019, we held collateral of approximately $9.1 billion and $8.9 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at June 30, 2020.

AIG | Second Quarter 2020 Form 10-Q 61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following table presents the roll-forward of activity in Loss Reserves:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Liability for unpaid loss and loss adjustment expenses, beginning of period	$77,747	$82,496	$78,328	$83,639
Reinsurance recoverable	(31,114)	(31,784)	(31,069)	(31,690)
Initial allowance upon CECL adoption	-	-	164	-
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	46,633	50,712	47,423	51,949
Losses and loss adjustment expenses incurred:
Current year	4,248	4,272	8,359	8,569
Prior years, excluding discount and amortization of deferred gain	(25)	(132)	(26)	(147)
Prior years, discount charge (benefit)	34	244	110	741
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(76)	(56)	(151)	(142)
Total losses and loss adjustment expenses incurred	4,181	4,328	8,292	9,021
Losses and loss adjustment expenses paid:
Current year	(910)	(1,060)	(1,252)	(1,377)
Prior years	(3,790)	(4,127)	(8,141)	(9,766)
Total losses and loss adjustment expenses paid	(4,700)	(5,187)	(9,393)	(11,143)
Other changes:
Foreign exchange effect	(39)	(209)	(269)	7
Allowance for credit losses	-	-	-	-
Retroactive reinsurance adjustment (net of discount)(b)	138	80	160	(110)
Fortitude sale and reinsurance adjustment(c)	(3,818)	-	(3,818)	-
Total other changes	(3,719)	(129)	(3,927)	(103)
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	42,395	49,724	42,395	49,724
Reinsurance recoverable	35,458	31,333	35,458	31,333
Total	$77,853	$81,057	$77,853	$81,057

(a)Includes $12 million and $6 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three-month periods ended June 30, 2020 and 2019, respectively, and $20 million and $15 million for the six-month periods ended June 30, 2020 and 2019, respectively

(b)Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $(14) million and $125 million for the three-month periods ended June 30, 2020 and 2019, respectively, and $58 million and $432 million for the six-month periods ended June 30, 2020 and 2019, respectively.

(c)On June 2, 2020, AIG completed the Majority Interest Fortitude Sale. Concurrent with the Majority Interest Fortitude Sale, AIG established a reinsurance recoverable. Refer to Note 1 for additional information.

On January 20, 2017, we entered into an adverse development reinsurance agreement with NICO, under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion. At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion. We account for this transaction as retroactive reinsurance. We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire has provided a parental guarantee to secure the obligations of NICO under the agreement. The total paid claims subject to the agreement as of June 30, 2020 were below the attachment point.

Discounting of Loss Reserves

At June 30, 2020 and December 31, 2019, the loss reserves reflect a net loss reserve discount of $887 million and $1.5 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:

The discount for asbestos reserves has been fully accreted.

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

62 AIG | Second Quarter 2020 Form 10-Q

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

At June 30, 2020 and December 31, 2019, the discount consists of $336 million and $582 million of tabular discount, respectively, and $551 million and $967 million of non-tabular discount for workers’ compensation, respectively. During the six-month periods ended June 30, 2020 and 2019, the benefit (charge) from changes in discount of $(72) million and $(685) million, respectively, recorded as part of the policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income.

The following table presents the components of the loss reserve discount discussed above:

	June 30, 2020			December 31, 2019
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio(b)	Total	Insurance	Portfolio	Total
U.S. workers' compensation	$2,080	$-	$2,080	$2,134	$666	$2,800
Retroactive reinsurance	(1,193)	-	(1,193)	(1,251)	-	(1,251)
Total reserve discount(a)	$887	$-	$887	$883	$666	$1,549

(a)Excludes $164 million and $172 million of discount related to certain long tail liabilities in the UK at June 30, 2020 and December 31, 2019, respectively.

(b)On June 2, 2020, we completed the Majority Interest Fortitude Sale. Refer to Note 1 for additional information.

The following table presents the net loss reserve discount benefit (charge):

Three Months Ended June 30,	2020			2019
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio(c)	Total	Insurance	Portfolio	Total
Current accident year	$18	$-	$18	$32	$-	$32
Accretion and other adjustments to prior year discount	(25)	(9)	(34)	8	(11)	(3)
Effect of interest rate changes	-	-	-	(170)	(71)	(241)
Net reserve discount benefit (charge)	(7)	(9)	(16)	(130)	(82)	(212)
Change in discount on loss reserves ceded under retroactive
reinsurance	(14)	-	(14)	125	-	125
Net change in total reserve discount(a)	$(21)	$(9)	$(30)	$(5)	$(82)	$(87)

Six Months Ended June 30,	2020			2019
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio(c)	Total	Insurance	Portfolio	Total
Current accident year	$38	$-	$38	$56	$-	$56
Accretion and other adjustments to prior year discount	(92)	(18)	(110)	(243)	(24)	(267)
Effect of interest rate changes	-	-	-	(337)	(137)	(474)
Net reserve discount benefit (charge)	(54)	(18)	(72)	(524)	(161)	(685)
Change in discount on loss reserves ceded under retroactive
reinsurance	58	-	58	432	-	432
Net change in total reserve discount(b)	$4	$(18)	$(14)	$(92)	$(161)	$(253)

(a)Excludes $(6) million and $(9) million discount related to certain long tail liabilities in the UK for the three-month periods ended June 30, 2020 and 2019, respectively.

(b)Excludes $(8) million and $26 million discount related to certain long tail liabilities in the UK for the six-month periods ended June 30, 2020 and 2019, respectively.

(c)On June 2, 2020, we completed the Majority Interest Fortitude Sale. Refer to Note 1 for additional information.

AIG | Second Quarter 2020 Form 10-Q 63

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

Additionally, from time to time, various regulatory and governmental agencies review the transactions and practices of AIG and our subsidiaries in connection with industry-wide and other inquiries into, among other matters, the business practices of current and former operating insurance subsidiaries. Such investigations, inquiries or examinations could develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage. For example, among other matters, we are currently responding to governmental investigations and examinations pertaining to certain sales and compensation practices and payments and related disclosures in connection with financial planning services and the sale and distribution of related products, including 403(b) and similar retirement plans, by the Individual and Group Retirement operating segments. On July 28, 2020, VALIC Financial Advisors, Inc. (VFA), an indirect subsidiary of AIG, agreed to settle two separate proceedings brought by the SEC to resolve certain of these matters. VFA consented to the entry of both orders without admitting or denying the findings therein. In the first matter, the SEC found that VFA violated Sections 206(2) and 206(4) of the Investment Advisers Act of 1940 (the “Advisers Act”) and Rules 206(4)-3 and 206(4)-7 thereunder, by failing to disclose to certain Florida teachers who were potential and actual clients that VFA’s parent, VALIC, made payments and provided other financial benefits to a company owned by Florida K-12 teachers’ unions for referrals. As part of the settlement VFA agreed to pay a $20 million penalty and to comply with certain undertakings. In the second settled proceeding, the SEC found that VFA violated Sections 206(2) and 206(4) of the Advisers Act and Rule 206(4)-7 thereunder, in connection with certain mutual fund share class selection practices. These practices included conflicts of interest associated with VFA’s receipt of revenue sharing, avoidance of transaction fees, and receipt of compensation paid by mutual funds in accordance with Rule 12b-1 under the Investment Company Act of 1940, without appropriate disclosure, and in violation of its duty to seek best execution. VFA agreed as part of the settlement to pay disgorgement of $13.2 million, prejudgment interest of $2.2 million, and a civil monetary penalty of $4.5 million, as well as to comply with certain undertakings. We have cooperated, and will continue to cooperate, in producing documents and other information with respect to these matters.

64 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Contingencies, Commitments and Guarantees

Tax Litigation

We are party to pending tax litigation before the Southern District of New York. For additional information see Note 15 to the Condensed Consolidated Financial Statements.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $6.8 billion at June 30, 2020.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and related subsidiaries (collectively AIGFP) and of AIG Markets, Inc. (AIG Markets) arising from transactions entered into by AIG Markets.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at June 30, 2020 was $79 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

Asset Dispositions

We are subject to financial guarantees and indemnity arrangements in connection with the completed sales of businesses pursuant to our asset disposition plan. The various arrangements may be triggered by, among other things, declines in asset values, the occurrence of specified business contingencies, the realization of contingent liabilities, developments in litigation or breaches of representations, warranties or covenants provided by us. These arrangements are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or are not applicable. The Majority Interest Fortitude Sale is subject to a post-closing purchase price adjustment pursuant to which AIG will pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur on or prior to December 31, 2023, up to a maximum of $500 million.

We are unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments related to completed sales under these arrangements, and no material liabilities related to these arrangements have been recorded in the Condensed Consolidated Balance Sheets.

For additional discussion on the Fortitude Re transaction, see Note 1 herein.

Other

•For additional discussion on commitments and guarantees associated with VIEs see Note 8 herein.

•For additional disclosures about derivatives see Note 9 herein.

AIG | Second Quarter 2020 Form 10-Q 65

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

The following table presents declaration date, record date, payment date and dividends paid per preferred share and per depository share on the Series A Preferred Stock in the six months ended June 30, 2020 and June 30, 2019:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
May 4, 2020	May 29, 2020	June 15, 2020	$365.625	$0.365625
February 12, 2020	February 28, 2020	March 16, 2020	365.625	0.365625
May 21, 2019	May 31, 2019	June 17, 2019	$369.6875	$0.3696875

66 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

Common Stock

The following table presents a rollforward of outstanding shares:

Six Months Ended June 30, 2020	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Shares, beginning of year	1,906,671,492	(1,036,672,461)	869,999,031
Shares issued	-	3,595,763	3,595,763
Shares repurchased	-	(12,160,952)	(12,160,952)
Shares, end of period	1,906,671,492	(1,045,237,650)	861,433,842

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

The following table presents declaration date, record date, payment date and dividends paid per common share on AIG Common Stock in the six months ended June 30, 2020 and June 30, 2019:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Common Share
May 4, 2020	June 15, 2020	June 29, 2020	$0.32
February 12, 2020	March 16, 2020	March 30, 2020	0.32
May 6, 2019	June 14, 2019	June 28, 2019	$0.32
February 13, 2019	March 15, 2019	March 29, 2019	0.32

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

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On February 13, 2019, our Board of Directors authorized an additional increase of approximately $1.5 billion to its previous share repurchase authorization. As of June 30, 2020, $1.5 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

In February 2020, we executed an accelerated stock repurchase (ASR) agreement with a third-party financial institution. The total number of shares of AIG Common Stock repurchased in the six months ended June 30, 2020, and the aggregate purchase price of those shares, reflect our payment of $500 million in the aggregate under the ASR agreement and the receipt of approximately 12 million shares of AIG Common Stock in the aggregate.

AIG | Second Quarter 2020 Form 10-Q 67

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

Accumulated Other Comprehensive INCOME (LOSS)

The following table presents a rollforward of Accumulated other comprehensive income (loss):

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Allowance	(Depreciation)	Currency	Plan	Attributable to
	for Credit Losses	of All Other	Translation	Liabilities	Changes in
(in millions)	Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, March 31, 2020, net of tax	$(359)	$3,190	$(2,706)	$(1,129)	$10	$(994)
Change in unrealized appreciation of investments	171	13,786	-	-	-	13,957
Change in deferred policy acquisition costs
adjustment and other	(11)	(1,736)	-	-	-	(1,747)
Change in future policy benefits	-	662	-	-	-	662
Change in foreign currency translation adjustments	-	-	(59)	-	-	(59)
Change in net actuarial loss	-	-	-	12	-	12
Change in prior service credit	-	-	-	-	-	-
Change in deferred tax liability	(34)	(2,630)	(2)	(3)	-	(2,669)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(2)	(2)
Total other comprehensive income (loss)	126	10,082	(61)	9	(2)	10,154
Noncontrolling interests	-	(9)	-	-	-	(9)
Balance, June 30, 2020, net of tax	$(233)	$13,281	$(2,767)	$(1,120)	$8	$9,169

Balance, December 31, 2019, net of tax	$-	$8,722	$(2,625)	$(1,122)	$7	$4,982
Change in unrealized appreciation (depreciation)
of investments	(313)	3,815	-	-	-	3,502
Change in deferred policy acquisition costs
adjustment and other	19	(359)	-	-	-	(340)
Change in future policy benefits	-	2,334	-	-	-	2,334
Change in foreign currency translation adjustments	-	-	(128)	-	-	(128)
Change in net actuarial loss	-	-	-	16	-	16
Change in prior service credit	-	-	-	(1)	-	(1)
Change in deferred tax asset (liability)	61	(1,250)	(18)	(13)	-	(1,220)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	1	1
Total other comprehensive income (loss)	(233)	4,540	(146)	2	1	4,164
Noncontrolling interests	-	(19)	(4)	-	-	(23)
Balance, June 30, 2020, net of tax	$(233)	$13,281	$(2,767)	$(1,120)	$8	$9,169

68 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, March 31, 2019, net of tax	$638	$5,129	$(2,562)	$(1,087)	$10	$2,128
Change in unrealized appreciation of investments	95	5,812	-	-	-	5,907
Change in deferred policy acquisition costs
adjustment and other	(6)	(868)	-	-	-	(874)
Change in future policy benefits	-	(1,181)	-	-	-	(1,181)
Change in foreign currency translation adjustments	-	-	(133)	-	-	(133)
Change in net actuarial loss	-	-	-	15	-	15
Change in prior service cost	-	-	-	-	-	-
Change in deferred tax asset (liability)	(7)	(849)	4	(7)	-	(859)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(2)	(2)
Total other comprehensive income (loss)	82	2,914	(129)	8	(2)	2,873
Noncontrolling interests	-	9	1	-	-	10
Balance, June 30, 2019, net of tax	$720	$8,034	$(2,692)	$(1,079)	$8	$4,991

Balance, December 31, 2018, net of tax	$(38)	$2,426	$(2,725)	$(1,086)	$10	$(1,413)
Change in unrealized appreciation of investments	944	10,876	-	-	-	11,820
Change in deferred policy acquisition costs
adjustment and other	(14)	(1,724)	-	-	-	(1,738)
Change in future policy benefits	-	(2,249)	-	-	-	(2,249)
Change in foreign currency translation adjustments	-	-	55	-	-	55
Change in net actuarial loss	-	-	-	16	-	16
Change in prior service credit	-	-	-	(1)	-	(1)
Change in deferred tax liability	(172)	(1,281)	(20)	(8)	-	(1,481)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(2)	(2)
Total other comprehensive income (loss)	758	5,622	35	7	(2)	6,420
Noncontrolling interests	-	14	2	-	-	16
Balance, June 30, 2019, net of tax	$720	$8,034	$(2,692)	$(1,079)	$8	$4,991
AIG | Second Quarter 2020 Form 10-Q 69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the three- and six-month periods ended June 30, 2020 and 2019, respectively:

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Allowance	(Depreciation)	Currency	Plan	Attributable to
	for Credit Losses	of All Other	Translation	Liabilities	Changes in
(in millions)	Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Three Months Ended June 30, 2020
Unrealized change arising during period	$157	$12,864	$(59)	$1	$(2)	$12,961
Less: Reclassification adjustments
included in net income	(3)	152	-	(11)	-	138
Total other comprehensive income (loss),
before income tax expense	160	12,712	(59)	12	(2)	12,823
Less: Income tax expense	34	2,630	2	3	-	2,669
Total other comprehensive income (loss),
net of income tax expense	$126	$10,082	$(61)	$9	$(2)	$10,154
Six Months Ended June 30, 2020
Unrealized change arising during period	$(297)	$6,156	$(128)	$(6)	$1	$5,726
Less: Reclassification adjustments
included in net income	(3)	366	-	(21)	-	342
Total other comprehensive income (loss),
before income tax expense (benefit)	(294)	5,790	(128)	15	1	5,384
Less: Income tax expense (benefit)	(61)	1,250	18	13	-	1,220
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(233)	$4,540	$(146)	$2	$1	$4,164

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Three Months Ended June 30, 2019
Unrealized change arising during period	$85	$3,854	$(133)	$5	$(2)	$3,809
Less: Reclassification adjustments
included in net income	(4)	91	-	(10)	-	77
Total other comprehensive income (loss),
before income tax expense (benefit)	89	3,763	(133)	15	(2)	3,732
Less: Income tax expense (benefit)	7	849	(4)	7	-	859
Total other comprehensive income (loss),
net of income tax expense (benefit)	$82	$2,914	$(129)	$8	$(2)	$2,873
Six Months Ended June 30, 2019
Unrealized change arising during period	$926	$6,963	$55	$-	$(2)	$7,942
Less: Reclassification adjustments
included in net income	(4)	60	-	(15)	-	41
Total other comprehensive income (loss),
before income tax expense	930	6,903	55	15	(2)	7,901
Less: Income tax expense	172	1,281	20	8	-	1,481
Total other comprehensive income (loss),
net of income tax expense	$758	$5,622	$35	$7	$(2)	$6,420

70 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Three Months Ended June 30,
(in millions)	2020	2019
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(3)	$-	Other realized capital gains
Total	(3)	-
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	-	(4)	Other realized capital gains
Total	-	(4)
Unrealized appreciation (depreciation) of all other investments
Investments	152	91	Other realized capital gains
Total	152	91
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	-	*
Actuarial losses	(10)	(10)	*
Total	(11)	(10)
Total reclassifications for the period	$138	$77
	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Six Months Ended June 30,
(in millions)	2020	2019
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(3)	$-	Other realized capital gains
Total	(3)	-
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	-	(4)	Other realized capital gains
Total	-	(4)
Unrealized appreciation (depreciation) of all other investments
Investments	366	60	Other realized capital gains
Total	366	60
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	-	*
Actuarial losses	(20)	(15)	*
Total	(21)	(15)
Total reclassifications for the period	$342	$41

*These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. For additional information see Note 14 herein.

AIG | Second Quarter 2020 Form 10-Q 71

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per common share data)	2020	2019	2020	2019
Numerator for EPS:
Income (loss) from continuing operations	$(7,765)	$1,391	$(6,111)	$2,328
Less: Net income from continuing operations attributable to noncontrolling interests	162	281	67	564
Less: Preferred stock dividends	8	7	15	7
Income (loss) attributable to AIG common shareholders
from continuing operations	(7,935)	1,103	(6,193)	1,757
Loss from discontinued operations, net of income tax expense	(1)	(1)	(1)	(1)
Net income (loss) attributable to AIG common shareholders	$(7,936)	$1,102	$(6,194)	$1,756
Denominator for EPS:
Weighted average common shares outstanding — basic	866,968,305	876,382,884	870,590,968	875,885,588
Dilutive common shares	-	11,942,158	-	7,035,659
Weighted average common shares outstanding — diluted(a)(b)	866,968,305	888,325,042	870,590,968	882,921,247
Income (loss) per common share attributable to AIG common
shareholders:
Basic:
Income (loss) from continuing operations	$(9.15)	$1.26	$(7.11)	$2.00
Income from discontinued operations	$-	$-	$-	$-
Income (loss) attributable to AIG common shareholders	$(9.15)	$1.26	$(7.11)	$2.00
Diluted:
Income (loss) from continuing operations	$(9.15)	$1.24	$(7.11)	$1.99
Income from discontinued operations	$-	$-	$-	$-
Income (loss) attributable to AIG common shareholders	$(9.15)	$1.24	$(7.11)	$1.99

(a)Shares in the diluted EPS calculation represent basic shares for the three- and six-month periods ended June 30, 2020 due to the net losses in those periods. The number of common shares excluded from the calculation was 3,226,882 shares and 3,939,732 shares, respectively, for the three- and six-month periods ended June 30, 2020.

(b)Dilutive common shares included our share-based employee compensation plans and a weighted average portion of the 10-year warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011. The number of common shares excluded from diluted shares outstanding was 68.6 million and 67.9 million for the three- and six-month periods ended June 30, 2020, respectively, and 5.4 million and 34.8 million for the three- and six-month periods ended June 30, 2019, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

For information about our repurchases of AIG Common Stock see Note 12 herein.

72 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Employee Benefits

14. Employee Benefits

We sponsor various defined benefit plans for eligible employees and retirees in the U.S. and certain non-U.S. countries.

The following table presents the components of net periodic benefit cost (credit) with respect to pension benefits:

	Pension
	U.S.	Non-U.S.
(in millions)	Plans	Plans	Total
Three Months Ended June 30, 2020
Components of net periodic benefit cost:
Service cost	$2	$5	$7
Interest cost	33	2	35
Expected return on assets	(59)	(5)	(64)
Amortization of prior service cost	-	1	1
Amortization of net loss	8	2	10
Net periodic benefit cost (credit)	(16)	5	(11)
Settlement charges	-	-	-
Net benefit cost (credit)	$(16)	$5	$(11)
Three Months Ended June 30, 2019
Components of net periodic benefit cost:
Service cost	$3	$4	$7
Interest cost	43	4	47
Expected return on assets	(57)	(6)	(63)
Amortization of prior service cost	-	1	1
Amortization of net loss	8	2	10
Net periodic benefit cost (credit)	(3)	5	2
Settlement charges	-	1	1
Net benefit cost (credit)	$(3)	$6	$3
Six Months Ended June 30, 2020
Components of net periodic benefit cost:
Service cost	$3	$10	$13
Interest cost	67	5	72
Expected return on assets	(119)	(10)	(129)
Amortization of prior service cost	-	1	1
Amortization of net loss	16	4	20
Net periodic benefit cost (credit)	(33)	10	(23)
Settlement charges	-	-	-
Net benefit cost (credit)	$(33)	$10	$(23)
Six Months Ended June 30, 2019
Components of net periodic benefit cost:
Service cost	$5	$10	$15
Interest cost	87	8	95
Expected return on assets	(114)	(11)	(125)
Amortization of prior service cost	-	1	1
Amortization of net loss	16	3	19
Net periodic benefit cost (credit)	(6)	11	5
Settlement credit	-	(3)	(3)
Net benefit cost (credit)	$(6)	$8	$2

The service cost for our U.S. defined benefit plans only reflects administrative fees as the plans are frozen and no longer accrue benefits. We recognized net expense of $2 million and $4 million for our U.S. and non-U.S. postretirement benefit plans for the three- and six-month periods ended June 30, 2020, respectively. We recognized net expense of $1 million and $3 million for our U.S. and non-U.S. postretirement benefit plans for the three- and six-month periods ended June 30, 2019, respectively.

AIG | Second Quarter 2020 Form 10-Q 73

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

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions, and are recorded in the period in which the change occurs. While certain impacts of the Tax Act are included in our annual effective tax rate, we continue to refine our calculations as additional information becomes available, which may result in changes to the estimated annual effective tax rate. As of June 30, 2020, the annual effective tax rate includes the tax effects of actual and projected COVID-19 related losses and market developments. The tax effects of the Majority Interest Fortitude Sale were excluded from the estimated annual effective tax rate and reported in the second quarter interim period.

Interim Tax Expense (Benefit)

For the three-month period ended June 30, 2020, the effective tax rate on loss from continuing operations was 19.6 percent. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax effects of the Majority Interest Fortitude Sale, tax charges associated with the increase of U.S. federal valuation allowance related to certain tax attribute carryforwards, accrual of interest associated with IRS and other tax authority matters, the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

74 AIG | Second Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

For the six-month period ended June 30, 2020, the effective tax rate on loss from continuing operations was 14.0 percent. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax effects of the Majority Interest Fortitude Sale, tax charges associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, accrual of interest associated with IRS and other tax authority matters, excess tax charges related to share based compensation payments recorded through the income statement, the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

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

For the six-month period ended June 30, 2020, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested. Given the uncertainties around the impact from the COVID-19 crisis, including the significant global economic slowdown and general market decline, we continue to monitor and review the impact on our reinvestment considerations, including regulatory oversight in the relevant jurisdictions.

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

AIG | Second Quarter 2020 Form 10-Q 75

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

Recent events, including the COVID-19 crisis, multiple reductions in target interest rates by the Board of Governors of the Federal Reserve System, and significant market volatility, continue to impact actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macro-economic and AIG-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies. We also subjected the forecasts to a variety of stresses of key assumptions and evaluated the effect on tax attribute utilization.

The carryforward periods of our foreign tax credit carryforwards range from tax years 2020 through 2023. Carryforward periods for our net operating losses extend from 2028 forward. However, utilization of a portion of our net operating losses is limited under separate return limitation year (SRLY) rules. Based on first half of 2020 events and our analysis of their potential impact on utilization of our tax attributes, we concluded that a valuation allowance should be established on a portion of our foreign tax credit carryforwards and net operating losses that are no longer more-likely-than-not to be realized. To the extent that the valuation allowance is attributed to changes in forecast of current year taxable income, the impact is included in our estimated annualized effective tax rate. The valuation allowance related to changes in forecasts of income in future periods as well as other items not related to the current year was recorded discretely in the six-month period ended June 30, 2020. Accordingly, as of June 30, 2020, we have recorded a $286 million valuation allowance through continuing operations.

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

For the six-month period ended June 30, 2020, recent changes in market conditions, including the COVID-19 crisis and interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of June 30, 2020, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. Life Insurance Companies’ available for sale securities portfolio.

For the six-month period ended June 30, 2020, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. non-life companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of June 30, 2020, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. non-life companies’ available for sale securities portfolio. Accordingly, for the three-month period ended June 30, 2020, we released $115 million of valuation allowance associated with the unrealized tax losses in the U.S. non-life companies’ available for sale securities portfolio which was recorded during the three-month period ended March 31, 2020. Amounts recorded in both periods were allocated to other comprehensive income.

For the three- and six-month periods ended June 30, 2020, we recognized net increases of $11 million and $20 million, respectively, in deferred tax asset valuation allowance associated with certain foreign and state jurisdictions, primarily attributable to current year activity. For each of the three- and six-month periods ended June 30, 2020, we also recognized a $206 million decrease in deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to a corresponding reduction in foreign net operating loss deferred tax assets as a result of restructuring of our European business and the expiration of a portion of net operating losses prior to utilization in Japan.

76 AIG | Second Quarter 2020 Form 10-Q

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

Accounting for Uncertainty in Income Taxes

At June 30, 2020 and December 31, 2019, our unrecognized tax benefits, excluding interest and penalties, were $4.8 billion. At June 30, 2020 and December 31, 2019, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $45 million and $43 million, respectively. Accordingly, at both June 30, 2020 and December 31, 2019, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.7 billion.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At June 30, 2020 and December 31, 2019, we had accrued liabilities of $2.5 billion and $2.4 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the six-month periods ended June 30, 2020 and 2019, we accrued expense (benefit) of $96 million and $136 million, respectively, for the payment of interest and penalties.

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

16. Subsequent Events

Dividends Declared

On August 3, 2020, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 30, 2020 to shareholders of record on September 17, 2020. On August 3, 2020, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on September 15, 2020 to holders of record on August 31, 2020.

AIG | Second Quarter 2020 Form 10-Q 77

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

78 AIG | Second Quarter 2020 Form 10-Q

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

•changes in market and industry conditions, including the significant global economic downturn, general market declines, prolonged economic recovery and disruptions to AIG’s operations driven by COVID-19 and responses thereto, including new or changed governmental policy and regulatory actions;

•the occurrence of catastrophic events, both natural and man-made, including COVID-19, pandemics, civil unrest and the effects of climate change;

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

•changes in judgments concerning potential cost-saving opportunities;

•concentrations in AIG’s investment portfolios;

•changes to the valuation of AIG’s investments;

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

•AIG’s ability to successfully manage Legacy Portfolios;

•AIG’s ability to successfully dispose of, monetize and/or acquire businesses or assets or successfully integrate acquired businesses;

•changes in judgments concerning the recognition of deferred tax assets and the impairment of goodwill; and

•such other factors discussed in:

–Part I, Item 2. MD&A and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q;

–Part I, Item 2. MD&A of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020; and

–Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2019 Annual Report.

We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

AIG | Second Quarter 2020 Form 10-Q 79

80 AIG | Second Quarter 2020 Form 10-Q

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

Book value per common share, excluding accumulated other comprehensive income (AOCI) adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets and Book value per common share, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets and deferred tax assets (DTA) (Adjusted book value per common share) are used to show the amount of our net worth on a per-common share basis after eliminating items that can fluctuate significantly from period to period including changes in fair value of AIG’s available for sale securities portfolio, foreign currency translation adjustments, and U.S. tax attribute deferred tax assets. These measures also eliminate the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets since these fair value movements are economically transferred to Fortitude Re. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in these book value per common share metrics. Book value per common share, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets, is derived by dividing total AIG common shareholders’ equity, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets, by total common shares outstanding. Adjusted book value per common share is derived by dividing total AIG common shareholders’ equity, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets and DTA (Adjusted Common Shareholders’ Equity), by total common shares outstanding. The reconciliation to book value per common share, the most comparable GAAP measure, is presented in the Executive Summary section of this MD&A.

Return on common equity – Adjusted after-tax income excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re’sFunds Withheld Assets and DTA (Adjusted return on common equity) is used to show the rate of return on common shareholders’ equity. We believe this measure is useful to investors because it eliminates items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets since these fair value movements are economically transferred to Fortitude Re. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in Adjusted return on common equity. Adjusted return on common equity is derived by dividing actual or annualized adjusted after-tax income attributable to AIG common shareholders by average Adjusted Common Shareholders’ Equity. The reconciliation to return on common equity, the most comparable GAAP measure, is presented in the Executive Summary section of this MD&A.

AIG | Second Quarter 2020 Form 10-Q 81

ITEM 2 | Use of Non-GAAP Measures

Adjusted after-tax income attributable to AIG common shareholders is derived by excluding the tax effected adjusted pre-tax income (APTI) adjustments described below, dividends on preferred stock, and the following tax items from net income attributable to AIG:

•deferred income tax valuation allowance releases and charges;

•changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; and

•net tax charge related to the enactment of the Tax Cuts and Jobs Act (the Tax Act);

and by excluding the net realized capital gains (losses) and other charges from noncontrolling interests.

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

•net investment income on Fortitude Re funds withheld assets post deconsolidation of Fortitude Re;

•following deconsolidation of Fortitude Re, net realized capital gains and losses on Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG (Fortitude Re funds withheld assets);

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

82 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Use of Non-GAAP Measures

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

AIG | Second Quarter 2020 Form 10-Q 83

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

The following accounting estimates have been updated from the descriptions in the 2019 Annual Report on account of the new accounting standard that changed how entities account for current expected credit losses (CECL) for most financial assets, premiums receivable, trade receivables, off-balance sheet exposures and reinsurance receivables (the Financial Instruments Credit Losses Standard) that we adopted on January 1, 2020.

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

84 AIG | Second Quarter 2020 Form 10-Q

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

At June 30, 2020, the allowance for credit losses and disputes on reinsurance recoverable was $212 million, or less than one percent of the consolidated reinsurance recoverable.

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

The allowances for the commercial mortgage loans and residential mortgage loans are estimated utilizing a probability of default and loss given default model. Loss rate factors are determined based on historical data and adjusted for current and forecasted information. The loss rates are applied based on individual loan attributes and considering such data points as loan-to-value ratios, Fair Isaac Corporation (FICO) scores, and debt service coverage.

The estimate of credit losses also reflects management’s assumptions on certain macroeconomic factors that include, but are not limited to, gross domestic product growth, employment, inflation, housing price index, interest rates and credit spreads.

AIG | Second Quarter 2020 Form 10-Q 85

ITEM 2 | Critical Accounting Estimates

Goodwill Impairment

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. At both June 30, 2020 and December 31, 2019, our goodwill balance was $4.0 billion. The operating segments with goodwill are our General Insurance business – North America and International operating segments, our Life and Retirement business – Life Insurance operating segment, Legacy Portfolio and Other Operations.

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

COVID-19 has caused significant market volatility impacting our actual and projected results along with a decline in our stock price. During the three-month period ended June 30, 2020, we performed a qualitative assessment that continues to support a conclusion that fair values of all of our reporting units exceeded their book value. As this is an evolving crisis, we expect to continue to monitor developments and perform updated analyses as necessary.

For a complete discussion of goodwill impairment see Part I, Item 1A. Risk Factors – Estimates and Assumptions and Note 13 to the Consolidated Financial Statements in the 2019 Annual Report and Part II, Item 1A. Risk Factors in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

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

Recent events, including the COVID-19 crisis, multiple reductions in target interest rates by the Board of Governors of the Federal Reserve System, and significant market volatility, continued to impact actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macro-economic and AIG-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies. We also subjected the forecasts to a variety of stresses of key assumptions and evaluate the effect on tax attribute utilization.

The carryforward periods of our foreign tax credit carryforwards range from tax years 2020 through 2023. Carryforward periods for our net operating losses extend from 2028 forward. However, utilization of a portion of our net operating losses is limited under separate return limitation year (SRLY) rules. Based on the events that transpired in the six-month period ended June 30, 2020 and our analysis of their potential impact on utilization of our tax attributes, we concluded that valuation allowance should be established on a portion of our foreign tax credit carryforwards and net operating losses that are no longer more-likely-than-not to be realized, all of which was allocated to continuing operations.

86 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Critical Accounting Estimates

For the six-month period ended June 30, 2020, recent changes in market conditions, including the COVID-19 crisis and interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of June 30, 2020, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. Life Insurance Companies’ available for sale securities portfolio.

For the six-month period ended June 30, 2020, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. non-life companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of June 30, 2020, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. non-life companies’ available for sale securities portfolio. Accordingly, for the three-month period ended June 30, 2020, we released $115 million of valuation allowance associated with the unrealized tax losses in the U.S. non-life companies’ available for sale securities portfolio which was recorded during the three-month period ended March 31, 2020. Amounts recorded in both periods were allocated to other comprehensive income.

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

On June 2, 2020, we completed the sale of a majority of the interests in Fortitude Group Holdings, LLC (Fortitude Holdings) to Carlyle FRL, L.P. (Carlyle FRL), an investment fund advised by an affiliate of The Carlyle Group Inc. (Carlyle), and T&D United Capital Co., Ltd. (T&D), a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the Majority Interest Fortitude Sale). AIG established Fortitude Reinsurance Company Ltd. (Fortitude Re), a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Legacy Portfolio. As of June 30, 2020, approximately $30.5 billion of reserves from AIG’s Legacy Life and Retirement Run-Off Lines and approximately $4.1 billion of reserves from AIG’s Legacy General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Legacy Portfolio. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, following the closing of the Majority Interest Fortitude Sale, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.

AIG sold a 19.9 percent ownership interest in Fortitude Holdings to TC Group Cayman Investments Holdings, L.P. (TCG), an affiliate of Carlyle, in November 2018 (the 2018 Fortitude Sale). As a result of completion of the Majority Interest Fortitude Sale, Carlyle FRL purchased from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D purchased from AIG a 25 percent ownership interest in Fortitude Holdings; AIG retained a 3.5 percent ownership interest in Fortitude Holdings and one seat on its Board of Managers. The $2.2 billion of proceeds received by AIG at closing include (i) the $1.8 billion under the Majority Interest Fortitude Sale, which is subject to a post-closing purchase price adjustment pursuant to which AIG will pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur on or prior to December 31, 2023, up to a maximum payment of $500 million; and (ii) a $383 million purchase price adjustment from Carlyle FRL and T&D, corresponding to their respective portions of a proposed $500 million non-pro rata distribution from Fortitude Holdings that was not received by AIG prior to the closing.

For further discussion on the sale of Fortitude Holdings see Note 7 to the Condensed Consolidated Financial Statements

AIG | Second Quarter 2020 Form 10-Q 87

ITEM 2 | Executive Summary

AIG’S OPERATING STRUCTURE

Our Core businesses include General Insurance, Life and Retirement and Other Operations. General Insurance consists of two operating segments – North America and International. Life and Retirement consists of four operating segments – Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. Blackboard U.S. Holdings, Inc. (Blackboard), AIG’s technology-driven subsidiary, is reported within Other Operations. At the end of March 2020, Blackboard was placed into run-off. We also report a Legacy Portfolio consisting of our run-off insurance lines and legacy investments that we consider non-core. Effective February 2018, our Bermuda-domiciled composite reinsurer, Fortitude Re was included in our Legacy Portfolio. In November 2019, we announced the Majority Interest Fortitude Sale. On June 2, 2020, we completed the Majority Interest Fortitude Sale. Upon closing of the Majority Interest Fortitude Sale, AIG has a 3.5 percent ownership interest in Fortitude Holdings.

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

General Insurance includes the following major operating companies: National Union Fire Insurance Company of Pittsburgh, Pa. (National Union); American Home Assurance Company (American Home); Lexington Insurance Company (Lexington); AIG General Insurance Company, Ltd. (AIG Sonpo); AIG Asia Pacific Insurance, Pte, Ltd.; AIG Europe S.A.; American International Group UK Ltd.; Validus Reinsurance, Ltd. (Validus); Talbot Holdings Ltd. (Talbot); Western World Insurance Group, Inc. and Glatfelter Insurance Group (Glatfelter).

Life and Retirement includes the following major operating companies: American General Life Insurance Company (American General Life); The Variable Annuity Life Insurance Company (VALIC); The United States Life Insurance Company in the City of New York (U.S. Life); Laya Healthcare Limited and AIG Life Limited.

Other Operations

Other Operations consists of businesses and items not attributed to our General Insurance and Life and Retirement segments or our Legacy Portfolio. It includes AIG Parent; Blackboard; deferred tax assets related to tax attributes; corporate expenses and intercompany eliminations. At the end of March 2020, Blackboard was placed into run-off.

Legacy Portfolio

Legacy Portfolio includes Legacy Life and Retirement Run-Off Lines, Legacy General Insurance Run-Off Lines, and Legacy Investments. Effective February 2018, Fortitude Re, our Bermuda-domiciled composite reinsurer, was included in our Legacy Portfolio. On November 25, 2019, we announced an agreement to sell a controlling financial interest in Fortitude Holdings. On June 2, 2020, we completed the sale of a controlling interest in Fortitude Holdings (reducing our interest in Fortitude Holdings to 3.5 percent), and Fortitude Re is only in the Legacy Portfolio through such date.

88 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Executive Summary

Financial Performance Summary

Net Income (Loss) Attributable To AIG Common Shareholders Three Months Ended June 30, (in millions)

2020 and 2019 Quarterly Comparison

Net income (loss) attributable to AIG Common Shareholders decreased due to:

•loss on the closing of the Majority Interest Fortitude Sale;

•net realized capital losses in the three-month period ended June 30, 2020 compared to net realized capital gains in the same period in the prior year;

•lower investment returns due to losses on our private equity funds compared to gains in the same period in the prior year, which included income from an initial public offering of a holding in the private equity portfolio; and

•higher catastrophe losses and adverse mortality primarily due to the impact of COVID-19.

This decrease was partially offset by:

•lower net loss reserve discount charge; and

•lower variable annuity DAC/SIA amortization and reserves due to higher equity market performance.

For further discussion see Consolidated Results of Operations.

AIG | Second Quarter 2020 Form 10-Q 89

ITEM 2 | Executive Summary

Net Income (Loss) Attributable To AIG Common Shareholders Six Months Ended June 30, (in millions)

2020 and 2019 Year-to-Date Comparison

Net income (loss) attributable to AIG Common Shareholders decreased due to:

•loss on the closing of the Majority Interest Fortitude Sale;

•lower investment returns due to losses on our alternative investments and fair value option equity security holdings due to declines in equity markets in the six-month period ended June 30, 2020, and lower income on our fixed maturity securities for which the fair value option was elected due to a widening of credit spreads in the current period. This compares to the same period in the prior year where we experienced gains on our alternative investments, which included income from an initial public offering of a holding in the private equity portfolio, and gains on fair value option equity security holdings as a result of robust returns in equity markets and higher gains on our fixed maturity securities for which the fair value option was elected due to a decrease in rates and narrowing of credit spreads;

•higher catastrophe losses and adverse mortality primarily due to the impact of COVID-19; and

•asset impairment charges as a result of Blackboard being placed into run-off.

This decrease was partially offset by:

•net realized capital gains in the six-month period ended June 30, 2020 compared to net realized capital losses in the same period in the prior year;

•lower net loss reserve discount charge; and

•the impact of noncontrolling interest attributed to Fortitude Re results as discussed in Consolidated Results of Operations.

For further discussion see Consolidated Results of Operations.

90 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Executive Summary

Adjusted Pre-Tax Income* Three Months Ended June 30, (in millions)

2020 and 2019 Quarterly Comparison

Adjusted pre-tax income decreased primarily due to:

•lower investment returns due to losses on our private equity funds compared to gains in the same period in the prior year, which included income from an initial public offering of a holding in the private equity portfolio; and

•higher catastrophe losses and adverse mortality primarily due to the impact of COVID-19.

This decrease was partially offset by:

•lower variable annuity DAC/SIA amortization and reserves due to higher equity market performance.

Adjusted Pre-Tax Income* Six Months Ended June 30, (in millions)

2020 and 2019 Year-to-Date Comparison

Adjusted pre-tax income decreased primarily due to:

•lower investment returns due to losses on our alternative investments due to declines in equity markets in the six-month period ended June 30, 2020, and lower income on our fixed maturity securities for which the fair value option was elected due to a widening of credit spreads in the current period. This compares to the same period in the prior year where we experienced gains on our alternative investments, which included income from an initial public offering of a holding in the private equity portfolio, as a result of robust returns in equity markets and higher gains on our fixed maturity securities for which the fair value option was elected due to a decrease in rates and narrowing of credit spreads; and

•higher catastrophe losses and adverse mortality primarily due to the impact of COVID-19 .

*Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG | Second Quarter 2020 Form 10-Q 91

ITEM 2 | Executive Summary

General Operating and Other Expenses Three Months Ended June 30, (in millions)

2020 and 2019 Quarterly Comparison

General operating and other expenses decreased primarily due lower employee-related expenses. General operating and other expenses in the three-month periods ended June 30, 2020 and 2019 included approximately $134 million and $60 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges and other exit costs related to organizational simplification, operational efficiency, and business rationalization.

General Operating and Other Expenses Six Months Ended June 30, (in millions)

2020 and 2019 Year-to-Date Comparison

General operating and other expenses increased primarily due to restructuring and related costs partially offset by lower employee- related expenses. General operating and other expenses in the six-month periods ended June 30, 2020 and 2019 included approximately $224 million and $107 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges and other exit costs related to organizational simplification, operational efficiency, and business rationalization.

92 AIG | Second Quarter 2020 Form 10-Q

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

AIG | Second Quarter 2020 Form 10-Q 93

ITEM 2 | Executive Summary

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in the first six months of 2020, characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, historically low interest rates, global economic contraction, global trade tensions and the UK’s withdrawal from its membership in the European Union (the EU) (commonly referred to as Brexit). Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the Euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

Impact of COVID-19

We are continually assessing the impact on our business, operations and investments of COVID-19 and the resulting ongoing and severe economic and societal disruption. Adverse impacts to the global economy resulting from the crisis, including a global economic contraction, disruptions in financial markets, increased market volatility and declines in equity and other asset prices have had and may continue to have negative effects on our investments, our access to liquidity, our ability to generate new sales and the costs associated with claims. In addition, in response to the crisis, new governmental, legislative and regulatory actions have been taken and continue to be developed that could result in additional restrictions and requirements, or court decisions rendered, relating to our policies that may have a negative impact on our business, operations and capital.

General Insurance offers numerous products for which we are monitoring claims activity and assessing adverse impact on future new and renewal business in relation to the COVID-19 crisis. General Insurance had $674 million and $1.1 billion of pre-tax catastrophe losses, net of reinsurance, in the three- and six-month periods ended June 30, 2020, respectively. This included $458 million and $730 million of estimated COVID-19 losses related to travel, contingency, commercial property, trade credit, workers’ compensation and Validus in the three- and six-month periods ended June 30, 2020, respectively. The remainder of the catastrophe losses were primarily weather-related. We are continually reassessing our exposures in light of unfolding developments in the U.S. and globally and evaluating coverage by our reinsurance arrangements.

In our Life and Retirement business, the most significant impacts relating to COVID-19 have been the impact of interest rate and equity market levels on spread and fee income, deferred acquisition cost amortization and adverse mortality. We are actively monitoring our claims activity and the potential direct and indirect impacts that COVID-19 may have across our portfolio of Life and Retirement businesses.

We have a diverse investment portfolio with material exposures to various forms of credit risk. Because of the far reaching economic impacts of COVID-19, it is likely that there will be continued impact on the value of the portfolio, however, at this point in time, uncertainty surrounding the duration and severity of the COVID-19 crisis makes the short-term or long-term financial impact difficult to quantify.

For additional information please see Part II, Item 1A. Risk Factors — COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto.

Impact of Changes in the Interest Rate Environment

While many benchmark U.S. interest rates had risen to recent period highs in 2018, more recent concerns about global trade and potential weakness in U.S. economic expansion led to declining interest rates in 2019. In the first six months of 2020, interest rates declined further in response to COVID-19 with key benchmark rates in the U.S. and in many developed markets close to historic lows and, in some international jurisdictions, negative. The low interest rate environment negatively affects sales of interest rate sensitive products in our industry and negatively impacts the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. The severe market impacts in the first six months of 2020 have, however, resulted in an increase in credit spreads that partially offset the decrease in benchmark rates. On the other hand, if rates rise, some of these impacts may abate while there may be different impacts, some of which are highlighted below. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

Additionally, sustained low interest rates may result in higher pension expense due to the impact on discounting of projected benefit cash flows.

94 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Executive Summary

Annuity Sales and Surrenders

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products. However, our disciplined rate setting has helped to mitigate some of the pressure on investment spreads. Rapidly rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Fixed annuities have surrender charge periods, generally in the three-to-five year range, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to the contract holders have driven better than expected persistency in fixed annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period. Low interest rates have also driven growth in our fixed index annuity products, which provide additional interest crediting, tied to favorable performance in certain equity market indices and the availability of guaranteed living benefits. Changes in interest rates significantly impact the valuation of our liabilities for annuities with guaranteed income features and the value of the related hedging portfolio.

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

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 67 percent were crediting at the contractual minimum guaranteed interest rate at June 30, 2020. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 61 percent at both June 30, 2020 and December 31, 2019. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning. In the core universal life business in our Life Insurance business, 66 percent of the account values were crediting at the contractual minimum guaranteed interest rate at June 30, 2020.

AIG | Second Quarter 2020 Form 10-Q 95

ITEM 2 | Executive Summary

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
June 30, 2020		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$7,601	$1,813	$19,258	$28,672
> 1% - 2%	5,202	56	1,742	7,000
> 2% - 3%	11,576	6	50	11,632
> 3% - 4%	8,870	41	6	8,917
> 4% - 5%	511	-	4	515
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$33,794	$1,916	$21,065	$56,775
Group Retirement*
1%	$1,703	$2,793	$4,404	$8,900
> 1% - 2%	5,597	794	360	6,751
> 2% - 3%	14,707	6	-	14,713
> 3% - 4%	777	-	-	777
> 4% - 5%	7,052	-	-	7,052
> 5% - 5.5%	170	-	-	170
Total Group Retirement	$30,006	$3,593	$4,764	$38,363
Universal life insurance
1%	$-	$-	$-	$-
> 1% - 2%	97	25	368	490
> 2% - 3%	266	539	1,106	1,911
> 3% - 4%	1,505	388	-	1,893
> 4% - 5%	2,929	236	-	3,165
> 5% - 5.5%	250	-	-	250
Total universal life insurance	$5,047	$1,188	$1,474	$7,709
Total	$68,847	$6,697	$27,303	$102,847
Percentage of total	67%	6%	27%	100%

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

Standard of Care Developments

In our Life and Retirement business, we and our distributors are subject to laws and regulations regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these laws and regulations have been revised or reexamined while others have been newly adopted. We continue to closely follow these legislative and regulatory activities. For additional information regarding these legislative and regulatory activities, see Regulatory Environment – Standard of Care Developments. Changes in standard of care requirements or new standards issued by governmental authorities, such as the Department of Labor, the SEC, the National Association of Insurance Commissioners (NAIC) or state regulators and/or legislators, may affect our businesses, results of operations and financial condition. While we cannot predict the long-term impact of these legislative and regulatory developments on our Life and Retirement businesses, we believe our diverse product offerings and distribution relationships position us to compete effectively in this evolving marketplace.

96 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Executive Summary

SECURE Act

On December 20, 2019 the Setting Every Community Up for Retirement Enhancement (SECURE) Act was signed into law as part of larger federal appropriations legislation. The SECURE Act includes many provisions affecting qualified contracts, some of which became effective upon enactment on January 1, 2020 or later, and some of which were retroactively effective. Some of the SECURE Act provisions that became effective on January 1, 2020, include, without limitation: an increase in the age at which required minimum distributions (RMDs) generally must commence, to age 72, from the previous age of 70 ½; new limitations on the period for beneficiary distributions following the death of the plan participant or IRA owner; elimination of the age 70 ½ restriction on IRA contributions (combined with an offset to the amount of eligible qualified charitable distributions (QCDs) by the amount of post-70 ½ IRA contributions); a new exception to the 10% additional tax on early distributions for the birth or adoption of a child, which also became an allowable plan distribution event; and, reduction of the earliest permissible age for in-service distributions from pension plans and certain Section 457 plans to 59 ½. Some of the changes in law made by the SECURE Act are complex and require further regulatory definition and guidance. At this time, we cannot predict what, or the extent of, impact the provisions of the SECURE Act will ultimately have on our Life and Retirement businesses.

CARES Act

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 emergency. This legislation contains multiple provisions, including some that provide greater access to assets held in tax-qualified retirement plans and IRAs for qualifying individuals, which have relevance to the products and services offered by Individual Retirement and Group Retirement. The relief provided in the CARES Act includes, among others, temporary liberalization of access to distributions and loans, and loan repayment suspension, for eligible individuals in many defined contribution retirement plans; a waiver of the 10% additional tax on qualifying distributions which otherwise applies to early distributions (generally, prior to age 59 ½) from retirement plans and IRAs; and a temporary waiver of required minimum distributions due to be taken in 2020 from retirement plans and IRAs. We have implemented an array of forms, processes and procedures to assist in making these provisions available to plan sponsors, plan participants and IRA owners.

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

These currencies may continue to fluctuate, in either direction, especially as a result of the UK’s exit from the EU, and such fluctuations will affect net premiums written growth trends reported in U.S. dollars, as well as financial statement line item comparability.

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
Rate for 1 USD	2020	2019	Change	2020	2019	Change
Currency:
GBP	0.81	0.77	5%	0.79	0.77	3%
EUR	0.91	0.89	2%	0.91	0.88	3%
JPY	107.57	110.94	(3)%	108.51	110.72	(2)%

Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

AIG | Second Quarter 2020 Form 10-Q 97

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

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations on a reported basis for the three- and six-month periods ended June 30, 2020 and 2019. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see the Critical Accounting Estimates section of this MD&A and Part II, Item 7. MD&A — Critical Accounting Estimates in the 2019 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2020	2019	Change		2020	2019	Change
Revenues:
Premiums	$7,407	$7,430	-%		$14,850	$15,500	(4)%
Policy fees	749	769	(3)		1,504	1,504	-
Net investment income	3,366	3,745	(10)		5,874	7,624	(23)
Net realized capital gains (losses)	(2,332)	404	NM		1,187	(42)	NM
Other income	206	213	(3)		424	431	(2)
Total revenues	9,396	12,561	(25)		23,839	25,017	(5)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,521	5,802	12		12,846	12,481	3
Interest credited to policyholder account balances	918	967	(5)		1,875	1,907	(2)
Amortization of deferred policy acquisition costs	754	1,439	(48)		2,616	2,728	(4)
General operating and other expenses	2,087	2,140	(2)		4,240	4,193	1
Interest expense	365	360	1		720	709	2
Loss on extinguishment of debt	-	15	NM		17	13	31
Net (gain) loss on sale or disposal of divested businesses	8,412	1	NM		8,628	(5)	NM
Total benefits, losses and expenses	19,057	10,724	78		30,942	22,026	40
Income (loss) from continuing operations before
income tax expense (benefit)	(9,661)	1,837	NM		(7,103)	2,991	NM
Income tax expense (benefit)	(1,896)	446	NM		(992)	663	NM
Income (loss) from continuing operations	(7,765)	1,391	NM		(6,111)	2,328	NM
Loss from discontinued operations,
net of income taxes	(1)	(1)	-		(1)	(1)	-
Net income (loss)	(7,766)	1,390	NM		(6,112)	2,327	NM
Less: Net income attributable to
noncontrolling interests	162	281	(42)		67	564	(88)
Net income (loss) attributable to AIG	(7,928)	1,109	NM		(6,179)	1,763	NM
Less: Dividends on preferred stock	8	7	14		15	7	114
Net income (loss) attributable to AIG common
shareholders	$(7,936)	$1,102	NM	%	$(6,194)	$1,756	NM	%

98 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Consolidated Results of Operations

	June 30,	December 31,
(in millions, except per common share data)	2020	2019
Balance sheet data:
Total assets	$569,388	$525,064
Long-term debt and debt of consolidated investment entities	39,280	35,350
Total AIG shareholders’ equity	62,234	65,675
Book value per common share	71.68	74.93
Book value per common share, excluding AOCI adjusted for the cumulative unrealized gains
and losses related to Fortitude Re’s Funds Withheld Assets	65.93	69.20
Adjusted book value per common share	55.90	58.89

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets and Book value per common share, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets and DTA (Adjusted book value per common share), which are non-GAAP measures. For additional information see Use of Non-GAAP Measures.

	June 30,	December 31,
(in millions, except per common share data)	2020	2019
Total AIG shareholders' equity	$62,234	$65,675
Preferred equity	485	485
Total AIG common shareholders' equity	61,749	65,190
Less: Accumulated other comprehensive income	9,169	4,982
Add: Cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets	4,215	-
Total AIG common shareholders' equity, excluding AOCI adjusted for the cumulative unrealized
gains and losses related to Fortitude Re’s Funds Withheld Assets	56,795	60,208
Deferred tax assets	8,643	8,977
Adjusted common shareholders' equity	$48,152	$51,231

Total common shares outstanding	861,433,842	869,999,031
Book value per common share	$71.68	$74.93
Book value per common share, excluding AOCI adjusted for the cumulative unrealized gains and
losses related to Fortitude Re’s Funds Withheld Assets	65.93	69.20
Adjusted book value per common share	55.90	58.89

The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(dollars in millions)	2020	2019	2020	2019	2019
Actual or annualized net income (loss) attributable to AIG
common shareholders	$(31,744)	$4,408	$(12,388)	$3,512	$3,326
Actual or annualized adjusted after-tax income attributable
to AIG common shareholders	2,284	5,088	1,340	5,320	4,084

Average AIG common shareholders' equity	$60,719	$62,178	$62,209	$60,239	$62,205
Less: Average AOCI	4,088	3,560	4,386	1,902	3,261
Add: Average cumulative unrealized gains and losses related to
Fortitude Re’s Funds Withheld Assets	2,108	-	1,405	-	-
Average AIG common shareholders' equity, excluding average
AOCI adjusted for the cumulative unrealized gains and
losses related to Fortitude Re’s Funds Withheld Assets	58,739	58,618	59,228	58,337	58,944
Average DTA	8,589	9,752	8,718	9,885	9,605
Average adjusted AIG common shareholders' equity	$50,150	$48,866	$50,510	$48,452	$49,339
Return on common equity	NM	7.1%	NM	5.8%	5.3%
Adjusted return on common equity	4.6%	10.4%	2.7%	11.0%	8.3%

AIG | Second Quarter 2020 Form 10-Q 99

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to adjusted pre-tax income/adjusted after-tax income attributable to AIG:

Three Months Ended June 30,	2020				2019
		Total Tax	Non-			Total Tax	Non-
		(Benefit)	controlling	After		(Benefit)	controlling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(e)	Tax	Pre-tax	Charge	Interests(e)	Tax
Pre-tax income (loss)/net income (loss), including
noncontrolling interests	$(9,661)	$(1,896)	$-	$(7,766)	$1,837	$446	$-	$1,390
Noncontrolling interests			(162)	(162)			(281)	(281)
Pre-tax income (loss)/net income (loss) attributable to AIG	$(9,661)	$(1,896)	$(162)	$(7,928)	$1,837	$446	$(281)	$1,109
Dividends on preferred stock				8				7
Net income (loss) attributable to AIG common shareholders				$(7,936)				$1,102
Changes in uncertain tax positions and other tax adjustments(a)		(206)	-	206		(27)	-	27
Deferred income tax valuation allowance (releases) charges(b)		183	-	(183)		(7)	-	7
Changes in fair value of securities used to hedge guaranteed living benefits	(16)	(4)	-	(12)	(75)	(16)	-	(59)
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized capital gains (losses)	(255)	(53)	-	(202)	73	16	-	57
Changes in the fair value of equity securities	(56)	(12)	-	(44)	22	5	-	17
(Gain) loss on extinguishment of debt	-	-	-	-	15	4	-	11
Net investment income on Fortitude Re funds withheld assets(c)	(116)	(24)	-	(92)	-	-	-	-
Net realized capital (gains) losses on Fortitude Re funds withheld assets(c)	(96)	(20)	-	(76)	-	-	-	-
Net realized capital (gains) losses on Fortitude Re funds withheld embedded
derivative(c)	837	176	-	661	-	-	-	-
Net realized capital (gains) losses(d)	1,619	369	-	1,250	(351)	(86)	-	(265)
Loss from discontinued operations				1				1
Loss from divested businesses	8,412	1,657	-	6,755	1	-	-	1
Non-operating litigation reserves and settlements	-	-	-	-	-	(1)	-	1
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	(33)	(7)	-	(26)	(125)	(27)	-	(98)
Net loss reserve discount charge	16	3	-	13	212	45	-	167
Integration and transaction costs associated with acquired businesses	4	1	-	3	6	1	-	5
Restructuring and other costs	134	28	-	106	60	13	-	47
Non-recurring costs related to regulatory or accounting changes	14	3	-	11	2	-	-	2
Noncontrolling interests primarily related to net realized capital
gains (losses) of Fortitude Holdings' standalone results(e)			136	136			249	249
Adjusted pre-tax income/Adjusted after-tax
income attributable to AIG common shareholders	$803	$198	$(26)	$571	$1,677	$366	$(32)	$1,272

Weighted average diluted shares outstanding(f)				867.0				888.3
Income (loss) per common share attributable to AIG common
shareholders (diluted)(f)				$(9.15)				$1.24
Adjusted after-tax income per common share attributable
to AIG common shareholders (diluted)(f)				$0.66				$1.43

100 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Six Months Ended June 30,	2020				2019
		Total Tax	Non-			Total Tax	Non-
		(Benefit)	controlling	After		(Benefit)	controlling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(e)	Tax	Pre-tax	Charge	Interests(e)	Tax
Pre-tax income (loss)/net income (loss), including
noncontrolling interests	$(7,103)	$(992)	$-	$(6,112)	$2,991	$663	$-	$2,327
Noncontrolling interests			(67)	(67)			(564)	(564)
Pre-tax income (loss)/net income (loss) attributable to AIG	$(7,103)	$(992)	$(67)	$(6,179)	$2,991	$663	$(564)	$1,763
Dividends on preferred stock				15				7
Net income (loss) attributable to AIG common shareholders				$(6,194)				$1,756
Changes in uncertain tax positions and other tax adjustments(a)		(211)	-	211		(15)	-	15
Deferred income tax valuation allowance (releases) charges(b)		(100)	-	100		31	-	(31)
Changes in fair value of securities used to hedge guaranteed living benefits	(9)	(2)	-	(7)	(171)	(36)	-	(135)
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized capital gains (losses)	283	60	-	223	(26)	(5)	-	(21)
Changes in the fair value of equity securities	135	28	-	107	(57)	(12)	-	(45)
(Gain) loss on extinguishment of debt	17	4	-	13	13	3	-	10
Net investment income on Fortitude Re funds withheld assets(c)	(116)	(24)	-	(92)	-	-	-	-
Net realized capital (gains) losses on Fortitude Re funds withheld assets(c)	(96)	(20)	-	(76)	-	-	-	-
Net realized capital (gains) losses on Fortitude Re funds withheld embedded
derivative(c)	837	176	-	661	-	-	-	-
Net realized capital (gains) losses(d)	(1,883)	(398)	-	(1,485)	123	23	-	100
Loss from discontinued operations				1				1
(Income) loss from divested businesses	8,628	1,702	-	6,926	(5)	(1)	-	(4)
Non-operating litigation reserves and settlements	(6)	(1)	-	(5)	1	-	-	1
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	(41)	(9)	-	(32)	(152)	(32)	-	(120)
Net loss reserve discount charge	72	15	-	57	685	144	-	541
Integration and transaction costs associated with acquired businesses	6	1	-	5	13	3	-	10
Restructuring and other costs	224	47	-	177	107	23	-	84
Non-recurring costs related to regulatory or accounting changes	27	6	-	21	2	-	-	2
Noncontrolling interests primarily related to net realized capital
gains (losses) of Fortitude Holdings' standalone results(e)			59	59			496	496
Adjusted pre-tax income/Adjusted after-tax
income attributable to AIG common shareholders	$975	$282	$(8)	$670	$3,524	$789	$(68)	$2,660

Weighted average diluted shares outstanding(f)				870.6				882.9
Income (loss) per common share attributable to AIG common
shareholders (diluted)(f)				$(7.11)				$1.99
Adjusted after-tax income per common share attributable
to AIG common shareholders (diluted)(f)				$0.77				$3.01

(a)Includes the write-down of net operating loss deferred tax assets in certain foreign jurisdictions, which is offset by valuation allowance release.

(b)Six months ended June 30, 2020 includes valuation allowance established against a portion of foreign tax credit and net operating loss carryforwards of AIG’s U.S. federal consolidated income tax group, as well as net valuation allowance release in certain foreign jurisdictions.

(c)Represents activity subsequent to the deconsolidation of Fortitude Re on June 2, 2020.

(d)Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.

(e)Noncontrolling interests was primarily due to the 19.9 percent investment in Fortitude Holdings by an affiliate of Carlyle, which occurred in the fourth quarter of 2018. Carlyle was allocated 19.9 percent of Fortitude Holdings’ standalone financial results through the June 2, 2020 closing date of the Majority Interest Fortitude Sale. Fortitude Holdings’ results were mostly eliminated in AIG’s consolidated income from continuing operations given that its results arose from intercompany transactions. Noncontrolling interests was calculated based on the standalone financial results of Fortitude Holdings. The most significant component of Fortitude Holdings’ standalone results was the change in fair value of the embedded derivatives which changes with movements in interest rates and credit spreads, and which was recorded in net realized capital gains and losses of Fortitude Holdings. In accordance with AIG's adjusted after-tax income definition, realized capital gains and losses are excluded from noncontrolling interests. Subsequent to the Majority Interest Fortitude Sale, AIG’s owns 3.5 percent of Fortitude Holdings and no longer consolidates Fortitude Holdings in its financial statements as of such date. The minority interest in Fortitude Holdings is carried at cost within AIG’s consolidated investments, which was $100 million as of June 30, 2020.

Fortitude Holdings’ summarized financial information (standalone results) is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Fortitude	AIG Noncontrolling	Fortitude	AIG Noncontrolling	Fortitude	AIG Noncontrolling	Fortitude	AIG Noncontrolling
(in millions)	Holdings	Interest	Holdings	Interest	Holdings	Interest	Holdings	Interest
Revenues	$423	$84	$565	$112	$653	$130	$1,171	$233
Expenses	244	49	449	89	702	140	921	183
Adjusted pre-tax income (loss)	179	35	116	23	(49)	(10)	250	50
Taxes (benefit) expense	38	8	24	5	(10)	(2)	52	11
Adjusted after-tax income (loss)	141	27	92	18	(39)	(8)	198	39

Net realized capital gains and other charges	872	174	1,599	318	383	77	3,172	631
Taxes on realized capital gains and other charges	184	36	336	69	81	16	666	133
Net realized capital gains and other charges - after-tax	688	138	1,263	249	302	61	2,506	498
Net income	$829	$165	$1,355	$267	$263	$53	$2,704	$537

(f)For the three- and six-month periods ended June 30, 2020, because we reported net losses attributable to AIG common shareholders, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. However, because we reported adjusted after-tax income attributable to AIG common shareholders, the calculation of adjusted after-tax income per diluted share attributable to AIG common shareholders includes 3,226,882 dilutive shares and 3,939,732 dilutive shares for the three- and six-month periods ended June 30, 2020, respectively.

AIG | Second Quarter 2020 Form 10-Q 101

ITEM 2 | Consolidated Results of Operations

quarterly pre-tax income Comparison for 2020 and 2019

Pre-tax income decreased in the three-month period ended June 30, 2020 compared to the same period in 2019 primarily due to:

•an $8.4 billion loss on the closing of the Majority Interest Fortitude Sale;

•net realized capital losses in the three-month period ended June 30, 2020 compared to net realized capital gains in the same period in the prior year due to;

–Life and Retirement guaranteed living benefits, net of hedges, which reflected higher net realized capital losses in the three-month period ended June 30, 2020 compared to the same period in the prior year, primarily due to changes in the movement in the non-performance or “own credit” risk adjustment (NPA), which is not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results);

–net realized capital losses in the three-month period ended June 30, 2020 on foreign exchange hedges compared to net realized capital gains in the same period in the prior year due to the U.S. dollar depreciating against the euro;

–net realized capital losses in the three-month period ended June 30, 2020 on non-foreign exchange hedges compared to net realized capital gains in the same period in the prior year due to a steeper decline in interest rates in the prior year period, and improving equity markets in the current period; and

–fair value loss on embedded derivative related to the funds withheld payable to Fortitude Re.

•lower investment returns due to losses on our private equity funds compared to gains in the same period in the prior year, which included income from an initial public offering of a holding in the private equity portfolio; and

•higher catastrophe losses and adverse mortality primarily due to the impact of COVID-19.

This decrease was partially offset by:

•lower net loss reserve discount charge; and

•lower variable annuity DAC/SIA amortization and reserves due to higher equity market performance.

year-to-date pre-tax income Comparison for 2020 and 2019

Pre-tax income decreased in the six-month period ended June 30, 2020 compared to the same period in 2019 primarily due to:

•an $8.4 billion loss on the closing of the Majority Interest Fortitude Sale;

•lower investment returns due to losses on our alternative investments and fair value option equity security holdings due to declines in equity markets in the six-month period ended June 30, 2020, and lower income on our fixed maturity securities for which the fair value option was elected due to a widening of credit spreads in the current period. This compares to the same period in the prior year where we experienced gains on our alternative investments, which included income from an initial public offering of a holding in the private equity portfolio, and gains on fair value option equity security holdings as a result of robust returns in equity markets and higher gains on our fixed maturity securities for which the fair value option was elected due to a decrease in rates and narrowing of credit spreads;

•higher catastrophe losses and adverse mortality primarily due to the impact of COVID-19; and

•asset impairment charges as a result of Blackboard being placed into run-off.

This decrease was partially offset by:

•Net realized capital gains in the six-month period ended June 30, 2020 compared to net realized capital losses in the same period in the prior year due to:

–Life and Retirement guaranteed living benefits, net of hedges, which reflected net realized capital gains in the six-month period ended June 30, 2020 compared to net realized capital losses in the same period in the prior year, primarily due to changes in the movement in the NPA, which is not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results);

–higher net realized capital gains in the six-month period ended June 30, 2020 on foreign exchange hedges compared to the same period in the prior year due to the U.S. dollar appreciating against the British pound; and

–higher net realized capital gains in the six-month period ended June 30, 2020 on interest rate hedges compared to the same period in the prior year due to the decline in interest rates.

The net realized capital gains were partially offset by:

–fair value loss on embedded derivative related to the funds withheld payable to Fortitude Re.

•lower net loss reserve discount charge.

102 AIG | Second Quarter 2020 Form 10-Q

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

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions and are recorded in the period in which the change occurs. While certain impacts of the Tax Act are included in our annual effective tax rate, we continue to refine our calculations as additional information becomes available, which may result in changes to the estimated annual effective tax rate. As of June 30, 2020, the annual effective tax rate includes the tax effects of actual and projected COVID-19 related losses and market developments. The tax effects of the Majority Interest Fortitude Sale were excluded from the estimated annual effective tax rate and reported in the second quarter interim period.

Income Tax expense analysis

For the three-month period ended June 30, 2020, the effective tax rate on loss from continuing operations was 19.6 percent. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax effects of the Majority Interest Fortitude Sale, tax charges associated with the increase of U.S. federal valuation allowance related to certain tax attribute carryforwards, accrual of interest associated with IRS and other tax authority matters, the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the six-month period ended June 30, 2020, the effective tax rate on loss from continuing operations was 14.0 percent. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax effects of the Majority Interest Fortitude Sale, tax charges associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, accrual of interest associated with IRS and other tax authority matters, excess tax charges related to share based compensation payments recorded through the income statement, the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

AIG | Second Quarter 2020 Form 10-Q 103

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

Business Segment Operations

Our business operations consist of General Insurance, Life and Retirement, Other Operations, and a Legacy Portfolio.

General Insurance consists of two operating segments: North America and International. Life and Retirement consists of four operating segments: Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. Other Operations consists of businesses and items not allocated to our other businesses, which are primarily AIG Parent and Blackboard. At the end of March 2020, Blackboard was placed into run-off. Our Legacy Portfolio consists of our Legacy Life and Retirement Run-Off Lines, Legacy General Insurance Run-Off Lines, and Legacy Investments. On June 2, 2020, we completed the sale of a controlling interest in Fortitude Holdings, which from February 2018 through the sale date, was included in our Legacy Portfolio.

The following table summarizes Adjusted pre-tax income (loss) from our business segment operations. See also Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Core business:
General Insurance
North America	$5	$718	$414	$1,652
International	170	262	262	596
General Insurance	175	980	676	2,248
Life and Retirement
Individual Retirement	550	588	856	1,096
Group Retirement	214	293	357	525
Life Insurance	(9)	86	46	202
Institutional Markets	126	82	196	150
Life and Retirement	881	1,049	1,455	1,973
Other Operations	(559)	(415)	(1,010)	(802)
Consolidations, eliminations and other adjustments	49	(56)	(35)	(126)
Total Core	546	1,558	1,086	3,293
Legacy Portfolio	257	119	(111)	231
Adjusted pre-tax income	$803	$1,677	$975	$3,524

104 AIG | Second Quarter 2020 Form 10-Q

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

AIG | Second Quarter 2020 Form 10-Q 105

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

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

The ultimate impact of COVID-19 continues to be uncertain and will depend upon the scope, severity and duration of the crisis as well as the actions taken by governments, legislative bodies or regulators and other third parties in response, all of which are highly uncertain at this time. The results for the first six months of 2020 include COVID-19 related impacts to both our estimates for catastrophe losses as well as our investment returns, most prominently in our alternative investment portfolio. COVID-19 has driven a material reduction in our second quarter revenues, particularly within the Travel segment (given the travel restrictions imposed as a result of COVID-19 and the global slowdown) and other lines to a lesser degree. The recessionary impact of COVID-19 could adversely affect our clients, particularly in certain industry segments where demand dropped significantly and is likely to remain challenging for a period of time, even after the COVID-19 crisis subsides. The ultimate impact of COVID-19 on our business will depend upon the speed at which government mandated safety precautions are lifted (and the impact of any future shutdowns related to a potential second wave of infections) and how quickly and in what manner economic activity rebounds. Although we have seen some benefit in claims experience in lines where economic and social activities have been suppressed (e.g. Personal Auto), this continues to be partly offset by requirements for premium refunds in those lines (the full extent of which is unclear at this time). The regulatory approach to the crisis and impact on the insurance industry is still developing and remains uncertain.

General Insurance – North America

In recent periods Commercial Lines have seen growing market support for rate increases in challenged segments where major carriers are reducing risk appetite and exhibiting increasing market discipline. As a result, multiple markets are now experiencing rate increases. We are seeing rate increases across U.S. Financial Lines and Liability segments (outside of Workers’ Compensation), with a common driver being higher industry-wide claims severity trends, as well as within our Property and Specialty portfolios. We continue to achieve positive rate increases across a number of lines and classes of business as a result of our disciplined underwriting strategy and focus on risk selection. Despite the higher rates, our retention of business remains in line with recent years and in certain instances has increased. These retention rates are often coupled with an exposure limit management strategy to reduce volatility within the portfolio. We continue to proactively identify segments to grow in light of evolving market conditions and rate adequacy requirements using a portfolio management approach.

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

106 AIG | Second Quarter 2020 Form 10-Q

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

The Commercial Lines business is showing signs of change, with capacity reducing and the tightening of terms and conditions. We are continuing to grow our most profitable segments and diversify our portfolio across all regions by expanding into new product lines (e.g., cyber), new client segments (e.g., middle market) and new distribution channels (e.g., digital and national brokers) while remaining a market leader in key developed and developing markets. Overall, Commercial lines are showing positive rate increases, particularly in our Specialty, Financial Lines and Property portfolio and across international markets where market events or withdrawal of capability and capacity have favorably impacted pricing. We are maintaining our underwriting discipline, reducing gross and net limits, increasing use of reinsurance to reduce volatility, as well as continuing our risk selection strategy to improve profitability.

Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality, portfolio diversity, and generally low volatility of the short-tailed risk in these business lines, although some product classes are exposed to catastrophe losses.

General INSURANCE RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Underwriting results:
Net premiums written	$5,549	$6,581	(16)%	$11,470	$12,614	(9)%
Decrease in unearned premiums	188	113	66	346	793	(56)
Net premiums earned	5,737	6,694	(14)	11,816	13,407	(12)
Losses and loss adjustment expenses incurred(a)	4,167	4,215	(1)	8,226	8,448	(3)
Acquisition expenses:
Amortization of deferred policy acquisition costs	866	1,154	(25)	1,852	2,313	(20)
Other acquisition expenses	281	334	(16)	626	637	(2)
Total acquisition expenses	1,147	1,488	(23)	2,478	2,950	(16)
General operating expenses	766	844	(9)	1,542	1,683	(8)
Underwriting income (loss)	(343)	147	NM	(430)	326	NM
Net investment income	518	833	(38)	1,106	1,922	(42)
Adjusted pre-tax income	$175	$980	(82)%	$676	$2,248	(70)%
Loss ratio(a)	72.6	63.0	9.6	69.6	63.0	6.6
Acquisition ratio	20.0	22.2	(2.2)	21.0	22.0	(1.0)
General operating expense ratio	13.4	12.6	0.8	13.1	12.5	0.6
Expense ratio	33.4	34.8	(1.4)	34.1	34.5	(0.4)
Combined ratio(a)	106.0	97.8	8.2	103.7	97.5	6.2
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(11.9)	(2.6)	(9.3)	(9.3)	(2.6)	(6.7)
Prior year development, net of (additional) return
premium on loss sensitive business	0.8	0.9	(0.1)	0.8	1.0	(0.2)
Adjustment for ceded premiums under reinsurance
contracts related to prior accident years and other	-	-	NM	-	0.2	NM
Accident year loss ratio, as adjusted	61.5	61.3	0.2	61.1	61.6	(0.5)
Accident year combined ratio, as adjusted	94.9	96.1	(1.2)	95.2	96.1	(0.9)

(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

AIG | Second Quarter 2020 Form 10-Q 107

ITEM 2 | Business Segment Operations | General Insurance

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

	Three Months Ended June 30,		Percentage Change in		Six Months Ended June 30,		Percentage Change in
(in millions)	2020	2019	U.S. dollars	Original Currency	2020	2019	U.S. dollars	Original Currency
North America	$2,347	$3,307	(29)%	(29)%	$5,117	$5,885	(13)%	(13)%
International	3,202	3,274	(2)	(1)	6,353	6,729	(6)	(5)
Total net premiums written	$5,549	$6,581	(16)%	(15)%	$11,470	$12,614	(9)%	(9)%

The following tables present General Insurance accident year catastrophes by geography(a) and number of events:

Catastrophes(b)

	# of		North
(in millions)	Events		America	International	Total
Three Months Ended June 30, 2020
Flooding and rainstorms	3		$13	$6	$19
Windstorms and hailstorms	5		52	9	61
Earthquakes	2		9	1	10
COVID-19	N/A	(c)	364	94	458
Civil unrest	1		81	45	126
Total catastrophe-related charges	11		$519	$155	$674
Three Months Ended June 30, 2019
Windstorms and hailstorms	10		$175	$3	$178
Tropical cyclone	-		(5)	1	(4)
Total catastrophe-related charges	10		$170	$4	$174
Six Months Ended June 30, 2020
Flooding and rainstorms	3		$30	$16	$46
Windstorms and hailstorms	5		101	54	155
Earthquakes	2		25	11	36
COVID-19	N/A	(c)	487	243	730
Civil unrest	1		81	45	126
Total catastrophe-related charges	11		$724	$369	$1,093
Six Months Ended June 30, 2019
Flooding and rainstorms	1		$-	$10	$10
Windstorms and hailstorms	13		328	5	333
Tropical cyclone	1		-	6	6
Total catastrophe-related charges	15		$328	$21	$349

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

108 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

North america Results

Six Months Ended June 30,	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Underwriting results:
Net premiums written	$2,347	$3,307	(29)%	$5,117	$5,885	(13)%
(Increase) decrease in unearned premiums	306	(5)	NM	455	570	(20)
Net premiums earned	2,653	3,302	(20)	5,572	6,455	(14)
Losses and loss adjustment expenses incurred(a)	2,333	2,286	2	4,441	4,475	(1)
Acquisition expenses:
Amortization of deferred policy acquisition costs	352	527	(33)	796	1,035	(23)
Other acquisition expenses	65	143	(55)	192	249	(23)
Total acquisition expenses	417	670	(38)	988	1,284	(23)
General operating expenses	322	351	(8)	648	712	(9)
Underwriting loss	(419)	(5)	NM	(505)	(16)	NM
Net investment income	424	723	(41)	919	1,668	(45)
Adjusted pre-tax income	$5	$718	(99)%	$414	$1,652	(75)%
Loss ratio(a)	87.9	69.2	18.7	79.7	69.3	10.4
Acquisition ratio	15.7	20.3	(4.6)	17.7	19.9	(2.2)
General operating expense ratio	12.1	10.6	1.5	11.6	11.0	0.6
Expense ratio	27.8	30.9	(3.1)	29.3	30.9	(1.6)
Combined ratio(a)	115.7	100.1	15.6	109.0	100.2	8.8
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(19.6)	(5.0)	(14.6)	(13.0)	(5.1)	(7.9)
Prior year development, net of (additional) return
premium on loss sensitive business	1.2	1.7	(0.5)	0.7	1.8	(1.1)
Adjustment for ceded premiums under reinsurance
contracts related to prior accident years and other	-	-	NM	-	0.5	NM
Accident year loss ratio, as adjusted	69.5	65.9	3.6	67.4	66.5	0.9
Accident year combined ratio, as adjusted	97.3	96.8	0.5	96.7	97.4	(0.7)

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

During the quarter, AIG entered into a series of new quota share reinsurance agreements, including with Lloyd’s Syndicate 2019, a Lloyd’s syndicate managed by Talbot, to reinsure risks related to AIG’s Private Client Group (“PCG”). These transactions further AIG’s continued optimization of its General Insurance portfolio, create additional products for clients and diversify AIG’s capital base.

Adjusted pre-tax income decreased in the three- and six-month periods ended June 30, 2020 compared to the same periods in the prior year, primarily due to lower net investment income, higher catastrophe losses, lower favorable prior year loss reserve development and a higher current accident year loss ratio, as adjusted related to the impact of COVID-19 on the mix of business partially offset by related lower acquisition expenses and ongoing expense discipline.

Net premiums written decreased in the three- and six-month periods ended June 30, 2020 compared to the same periods in the prior year, primarily due to the new quota share reinsurance agreements related to PCG including recording of certain contractual provisions related to first quarter activity, which includes cessions to the newly launched Syndicate 2019 as well as the impact of COVID-19 and underwriting actions taken through 2019, partially offset by business growth and premium rate increases in Commercial lines.
AIG | Second Quarter 2020 Form 10-Q 109

ITEM 2 | Business Segment Operations | General Insurance

For a discussion of 2020 reinsurance programs see Part II, Item 7 MD&A - Enterprise Risk Management in our 2019 Annual Report.

North America Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

•higher catastrophe losses primarily due to the impact of COVID-19 and civil unrest;

•decrease in net investment income reflecting losses on alternative investments, driven by losses on private equity investments and lower income on fixed income securities; and

•higher accident year loss ratio, as adjusted primarily due to changes in business mix impacted by COVID-19 partially offset by strong premium rate increases and benefits from underwriting actions in 2019.

These decreases were partially offset by:

•lower acquisition expenses primarily driven by changes in business mix including the impact of COVID-19 as well as new quota share reinsurance agreements; and

•lower general operating expense reflecting ongoing expense discipline.

North America Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

•decrease in net investment income reflecting losses on alternative investments and lower income on fixed income securities;

•higher catastrophe losses primarily due to the impact of COVID-19 and civil unrest;

•lower favorable prior year loss reserve development; and

•higher accident year loss ratio, as adjusted primarily driven by changes in business mix impacted by COVID-19 partially offset by strong premium rate increases and benefits from underwriting actions in 2019.

These decreases were partially offset by:

•lower acquisition expenses primarily driven by changes in business mix including the impact of COVID-19 as well as new quota share reinsurance agreements; and

•lower general operating expense reflecting ongoing expense discipline.

110 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

North America Net Premiums Written Three Months Ended June 30, (in millions)

Quarterly 2020 and 2019 Comparison

Net premiums written decreased primarily due to:

•higher ceded premiums due to the new quota share reinsurance agreements related to PCG including the recording of certain contractual provisions related to first quarter activity;

•the impact of COVID-19; and

•underwriting actions taken in 2019.

These decreases were partially offset by:

•growth in our assumed reinsurance business, Retail and Wholesale Property, as well as strong Commercial lines rate increases.

North America Net Premiums Written Six Months Ended June 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Net premiums written decreased primarily due to:

•higher ceded premiums due to the new quota share reinsurance agreements;

•the impact of COVID-19; and

•underwriting actions taken in 2019.

These decreases were partially offset by:

•growth in our assumed reinsurance business, Retail and Wholesale Property, as well as strong Commercial lines rate increases.

AIG | Second Quarter 2020 Form 10-Q 111

ITEM 2 | Business Segment Operations | General Insurance

North America Combined Ratios Three Months Ended June 30,

Quarterly 2020 and 2019 Comparison

The increase in the combined ratio reflected an increase in the loss ratio partially offset by a decrease in the expense ratio.

The increase in the loss ratio reflected:

•higher catastrophe losses primarily due to the impact of COVID-19;

•higher accident year loss ratio, as adjusted primarily due to changes in business mix impacted by COVID-19 partially offset by strong premium rate increases and benefits from underwriting actions taken in 2019; and

•lower favorable prior year loss reserve development.

The decrease in the expense ratio reflected:

•lower acquisition ratio primarily driven by changes in business mix including the impact of COVID-19 as well as new quota share reinsurance agreements; and

•higher general operating expense ratio primarily due to lower premiums partially offset by ongoing expense discipline.

North America Combined Ratios Six Months Ended June 30,

Year-to-Date 2020 and 2019 Comparison

The increase in the combined ratio reflected an increase in the loss ratio partially offset by a decrease in the expense ratio.

The increase in the loss ratio reflected:

•higher catastrophe losses primarily due to the impact of COVID-19;

•lower favorable prior year loss reserve development; and

•higher accident year loss ratio, as adjusted primarily driven by changes in business mix impacted by COVID-19 partially offset by strong premium rate increases and benefits from underwriting actions taken in 2019.

The decrease in the expense ratio reflected:

•lower acquisition ratio primarily driven by changes in business mix including the impact of COVID-19 as well as new quota share reinsurance agreements; and

•higher general expense ratio primarily due to lower premiums partially offset by ongoing expense discipline.

112 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

International Results

Six Months Ended June 30,	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Underwriting results:
Net premiums written	$3,202	$3,274	(2)%	$6,353	$6,729	(6)%
(Increase) decrease in unearned premiums	(118)	118	NM	(109)	223	NM
Net premiums earned	3,084	3,392	(9)	6,244	6,952	(10)
Losses and loss adjustment expenses incurred	1,834	1,929	(5)	3,785	3,973	(5)
Acquisition expenses:
Amortization of deferred policy acquisition costs	514	627	(18)	1,056	1,278	(17)
Other acquisition expenses	216	191	13	434	388	12
Total acquisition expenses	730	818	(11)	1,490	1,666	(11)
General operating expenses	444	493	(10)	894	971	(8)
Underwriting income	76	152	(50)	75	342	(78)
Net investment income	94	110	(15)	187	254	(26)
Adjusted pre-tax income	$170	$262	(35)%	$262	$596	(56)%
Loss ratio	59.5	56.9	2.6	60.6	57.1	3.5
Acquisition ratio	23.7	24.1	(0.4)	23.9	24.0	(0.1)
General operating expense ratio	14.4	14.5	(0.1)	14.3	14.0	0.3
Expense ratio	38.1	38.6	(0.5)	38.2	38.0	0.2
Combined ratio	97.6	95.5	2.1	98.8	95.1	3.7
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(5.4)	(0.1)	(5.3)	(6.1)	(0.3)	(5.8)
Prior year development, net of (additional) return
premium on loss sensitive business	0.6	0.1	0.5	1.1	0.3	0.8
Adjustment for ceded premiums under reinsurance
contracts related to prior accident years	-	-	NM	-	-	NM
Accident year loss ratio, as adjusted	54.7	56.9	(2.2)	55.6	57.1	(1.5)
Accident year combined ratio, as adjusted	92.8	95.5	(2.7)	93.8	95.1	(1.3)

Business and Financial Highlights

The International General Insurance business is focused on underwriting profits and improved efficiency, further improving underwriting margins, and growing profitably in segments and geographies that support our growth strategy.

Adjusted pre-tax income decreased in the three- and six-month periods ended June, 30 2020 compared to the same periods in the prior year, primarily due to higher catastrophe losses (due to the combination of COVID-19 and other catastrophe losses), partially offset by lower accident year loss ratio, as adjusted reflecting premium rate increases, benefits from underwriting actions and better risk selection, ongoing expense discipline and higher favorable prior year loss development.

Adjusted pre-tax income in the six-month period ended June, 30 2020 also reflected a decrease in net investment income due to lower income on fixed income securities and losses on alternative investments driven by losses on private equity investments.

Net premiums written, excluding the impact of foreign exchange, decreased in the three- and six-month periods ended June, 30 2020 compared to the same periods in the prior year, primarily due to the impact of COVID-19 and underwriting actions taken through 2019, partially offset by rate increases in Financial lines as well as timing of renewals for the three-month period ended June, 30 2020. The six-month period ended June, 30 2020 also reflected higher ceded premiums due to changes in 2020 reinsurance program and lower premiums from run-off business.

For a discussion of 2020 reinsurance programs see Part II, Item 7 MD&A - Enterprise Risk Management in our 2019 Annual Report.

AIG | Second Quarter 2020 Form 10-Q 113

ITEM 2 | Business Segment Operations | General Insurance

International Adjusted Pre-Tax Income (Loss) Three Months Ended June 30, (in millions)

Quarterly 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

•higher catastrophe losses (due to the combination of COVID-19 and other catastrophe losses).

The above decrease was partially offset by:

•lower accident year loss ratio, as adjusted reflecting premium rate increases, benefits from underwriting actions and better risk selection;

•lower general operating expenses reflecting ongoing expense discipline; and

•higher favorable prior year loss development.

International Adjusted Pre-Tax Income (Loss) Six Months Ended June 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

•higher catastrophe losses (due to the combination of COVID-19 and other catastrophe losses); and

•decrease in net investment income reflecting lower income on fixed income securities and alternative investments driven by lower return on private equity investments.

The above decreases were partially offset by:

•lower accident year loss ratio, as adjusted reflecting premium rate increases, benefits from underwriting actions and better risk selection;

•lower general operating expenses reflecting ongoing expense discipline; and

•higher favorable prior year loss development.

114 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

International Net Premiums Written Three Months Ended June 30, (in millions)

Quarterly 2020 and 2019 Comparison

Net premiums written, excluding the impact of foreign exchange, decreased due to:

•lower production, most notably in Travel, resulting from government lockdowns and travel restrictions imposed in response to COVID-19.

This decrease was partially offset by:

•rate increases across most commercial lines as well as timing of renewals, partially offset by underwriting actions taken in 2019.

International Net Premiums Written Six Months Ended June 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Net premiums written, excluding the impact of foreign exchange, decreased due to:

•lower production, most notably in Travel, resulting from government lockdowns and travel restrictions imposed in response to COVID-19;

•higher ceded premiums due to changes in 2020 reinsurance program; and

•lower premiums from run-off business.

These decreases were partially offset by:

•rate increases across most commercial lines, partially offset by underwriting actions taken in 2019.

AIG | Second Quarter 2020 Form 10-Q 115

ITEM 2 | Business Segment Operations | General Insurance

International Combined Ratios Three Months Ended June 30,

Quarterly 2020 and 2019 Comparison

The increase in the combined ratio reflected an increase in the loss ratio partially offset by a decrease in the expense ratio.

The increase in the loss ratio reflected higher catastrophe losses (due to the combination of COVID-19 and other catastrophe losses).

This increase was partially offset by:

•lower accident year loss ratio, as adjusted reflecting premium rate increases, benefits from underwriting actions and better risk selection; and

•higher favorable prior year development.

The decrease in the expense ratio reflected a lower acquisition ratio primarily driven by change in business mix as well as lower general operating expenses reflecting ongoing expense discipline.

International Combined Ratios Six Months Ended June 30,

Year-to-Date 2020 and 2019 Comparison

The increase in the combined ratio reflected an increase in loss ratio.

The increase in the loss ratio reflected higher catastrophe losses (due to the combination of COVID-19 and other catastrophe losses).

This increase was partially offset by:

•lower accident year loss ratio, as adjusted reflecting premium rate increases, benefits from underwriting actions and better risk selection; and

•higher favorable prior year development.

116 AIG | Second Quarter 2020 Form 10-Q

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

Institutional Markets: Products primarily include stable value wrap products, structured settlement and pension risk transfer annuities (direct and assumed reinsurance), corporate- and bank-owned life insurance and guaranteed investment contracts (GICs). Institutional Markets products are primarily distributed through specialized marketing and consulting firms and structured settlement brokers.

AIG | Second Quarter 2020 Form 10-Q 117

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

118 AIG | Second Quarter 2020 Form 10-Q

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

•upgrading our technology and underwriting processes while managing general operating expenses; and

•decreased premiums and deposits and adverse mortality experience due to COVID-19.

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our specific operating segments:

The impact of COVID-19 is evolving and will ultimately depend upon the scope, severity and duration of the crisis as well as the actions taken by governments, legislative bodies or regulators and other third parties in response, all of which are highly uncertain at this time. The results for the first six months of 2020 include COVID-19 related impacts to variable annuity DAC/SIA amortization and reserves as well as negatively impacting our investment returns, primarily due to lower yield enhancements from losses on securities for which the fair value option was elected. During the second quarter, we experienced significant decreases on our premiums and deposits primarily due to distribution channel disruptions related to COVID-19 and a decline in interest rates as well as adverse mortality experience. The regulatory approach to the crisis and impact on the insurance industry is still developing and remains uncertain.

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

AIG | Second Quarter 2020 Form 10-Q 119

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

Institutional Markets

Institutional Markets serves a variety of needs for corporate clients. Demand is driven by a number of factors including the macroeconomic and regulatory environment. We expect to see continued growth in the pension risk transfer market (direct and assumed reinsurance) as corporate plan sponsors look to transfer asset or liability, longevity, administrative and operational risks associated with their defined benefit plans.

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

life and retirement RESULTS

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2020	2019	Change	2020	2019	Change
Revenues:
Premiums	$1,577	$598	164%	$2,800	$1,827	53%
Policy fees	720	735	(2)	1,446	1,442	-
Net investment income	2,040	2,270	(10)	4,043	4,312	(6)
Advisory fee and other income	212	225	(6)	432	451	(4)
Total adjusted revenues	4,549	3,828	19	8,721	8,032	9
Benefits, losses and expenses:
Policyholder benefits and losses incurred	2,007	1,021	97	3,727	2,587	44
Interest credited to policyholder account balances	879	900	(2)	1,776	1,787	(1)
Amortization of deferred policy acquisition costs	119	200	(41)	437	400	9
General operating and other expenses*	624	619	1	1,246	1,206	3
Interest expense	39	39	-	80	79	1
Total benefits, losses and expenses	3,668	2,779	32	7,266	6,059	20
Adjusted pre-tax income	$881	$1,049	(16)%	$1,455	$1,973	(26)%

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

120 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Results

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2020	2019	Change		2020	2019	Change
Revenues:
Premiums	$38	$16	138%		$79	$27	193%
Policy fees	205	205	-		412	398	4
Net investment income	957	1,094	(13)		1,932	2,093	(8)
Advisory fee and other income	133	151	(12)		280	299	(6)
Benefits and expenses:
Policyholder benefits and losses incurred	50	51	(2)		188	82	129
Interest credited to policyholder account balances	428	436	(2)		872	860	1
Amortization of deferred policy acquisition costs	54	119	(55)		275	239	15
Non deferrable insurance commissions	83	78	6		162	155	5
Advisory fee expenses	49	56	(13)		101	110	(8)
General operating expenses	100	119	(16)		210	237	(11)
Interest expense	19	19	-		39	38	3
Adjusted pre-tax income	$550	$588	(6)%		$856	$1,096	(22)%
Fixed annuities base net investment spread:
Base yield	4.21%	4.57%	(36)	bps	4.28%	4.62%	(34)	bps
Cost of funds	2.66	2.68	(2)		2.63	2.69	(6)
Fixed annuities base net investment spread	1.55%	1.89%	(34)	bps	1.65%	1.93%	(28)	bps

Business and Financial Highlights

The market environment continues to reflect uncertainties in the annuity business resulting from a sustained low interest rate environment as well as the COVID-19 crisis. Interest rates declined significantly in the three- and six-month periods ended June 30, 2020 and are at historical lows. Premiums and deposits decreased in the three- and six-month periods ended June 30, 2020 compared to the same periods in the prior year. Net flows decreased in the three- and six-month periods ended June 30, 2020 compared to the same periods in the prior year primarily due to lower sales in Fixed and Index Annuities, and Retail Mutual Funds, partially offset by lower surrenders and withdrawals, and higher variable annuity sales in the six-month period ended June 30, 2020 compared to the same period in the prior year.

Adjusted pre-tax income decreased in the three- and six-month periods ended June 30, 2020 compared to the same periods in the prior year, primarily driven by lower gains on securities for which the fair value option was elected and lower private equity income partially due to prior year gains from a private equity initial public offering. Offsetting these decreases for the three-month period ended June 30, 2020 were decreases in variable annuity DAC/SIA amortization and reserves from higher equity market performance in the second quarter of 2020, offset by lower policy and advisory fees. For the six-month period ended June 30, 2020, additional decreases include higher variable annuity DAC/SIA amortization and reserves due to the equity market decline in the first half of 2020.

AIG | Second Quarter 2020 Form 10-Q 121

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

•decrease in net investment income driven by lower private equity income partially due to prior year gains on a private equity initial public offering, lower gains on securities for which the fair value option was elected and lower call and tender income, partially offset by higher yield enhancement income; and

•lower policy and advisory fees.

Partially offsetting these decreases were:

•lower variable annuity DAC/SIA amortization and reserves due to higher equity market performance.

Individual Retirement Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

•decreases in net investment income driven by lower gains on securities for which the fair value option was elected, lower gains on alternative investments due to lower private equity income partially due to prior year gains on a private equity initial public offering, and lower hedge fund returns, partially offset by growth in invested assets and higher yield enhancement income; and

•higher variable annuity DAC/SIA amortization and reserves due to lower equity market performance in the six-month period ended June 30, 2020 compared to the comparable period in the prior year.

122 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums increased in the three- and six-month periods ended June 30, 2020 compared to the same periods in the prior year.

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

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Premiums	$38	$16	$79	$27
Deposits	1,759	3,852	4,837	8,027
Other	(3)	(3)	(6)	(3)
Premiums and deposits	$1,794	$3,865	$4,910	$8,051

The following table presents surrenders as a percentage of average reserves:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Surrenders as a percentage of average reserves
Fixed annuities	4.9%	7.9%	5.8%	8.0%
Variable and index annuities	4.7	6.4	5.5	6.3

The following table presents reserves for fixed annuities and variable and index annuities by surrender charge category:

	June 30, 2020		December 31, 2019
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$27,248	$25,603	$27,804	$24,393
Greater than 0% - 2%	2,817	10,127	2,059	9,397
Greater than 2% - 4%	2,564	14,802	3,209	15,296
Greater than 4%	16,209	32,154	16,453	31,833
Non-surrenderable	1,692	553	1,664	525
Total reserves	$50,530	$83,239	$51,189	$81,444

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For fixed annuities, the proportion of reserves subject to surrender charge at June 30, 2020 was flat compared to December 31, 2019. The slight increase in reserves with no surrender charge for variable and index annuities at June 30, 2020 compared to December 31, 2019 was principally due to normal aging of business.

AIG | Second Quarter 2020 Form 10-Q 123

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows Three Months Ended June 30, (in millions)

Quarterly 2020 and 2019 Comparison

•Fixed Annuities premiums and deposits decreased primarily due to distribution channel disruptions related to COVID-19 and a decline in interest rates. Net flows were negative primarily due to lower deposits partially offset by lower surrenders.

•Variable and Index Annuities premiums and deposits decreased primarily due to distribution channel disruptions related to COVID-19. Variable annuity net flows remained negative but improved primarily due to lower surrenders. Index annuity net flows decreased primarily due to lower sales and higher surrenders.

•Retail Mutual Funds premiums and deposits decreased due to continued negative industry trends in U.S. actively managed equity funds and underperformance within our largest fund. Net flows remained negative reflecting lower deposits partially offset by lower surrenders and withdrawals.

Individual Retirement Premiums and Deposits (P&D) and Net Flows Six Months Ended June 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

•Fixed Annuities premiums and deposits decreased primarily due to distribution channel disruptions related to COVID-19 and a decline in interest rates. Net flows were negative primarily due to lower premiums and deposits partially offset by lower surrenders, compared to positive net flows in the six-month period ended June 30, 2019.

•Variable and Index Annuities premiums and deposits decreased primarily due to a decrease in index annuity sales due to distribution channel disruptions related to COVID-19 partially offset by higher variable annuity sales. Variable annuity net flows remained negative but improved primarily due to increase in sales and lower surrenders. Index annuity net flows decreased primarily due to lower sales and higher surrenders.

•Retail Mutual Funds premiums and deposits decreased due to continued negative industry trends in U.S. actively managed equity funds and underperformance within our largest fund. Net flows remained negative and deteriorated reflecting lower deposits and higher surrenders.

124 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Results

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2020	2019	Change		2020	2019	Change
Revenues:
Premiums	$3	$5	(40)%		$9	$9	-%
Policy fees	100	106	(6)		209	206	1
Net investment income	541	618	(12)		1,058	1,159	(9)
Advisory fee and other income	68	61	11		130	125	4
Benefits and expenses:
Policyholder benefits and losses incurred	14	17	(18)		47	27	74
Interest credited to policyholder account balances	279	285	(2)		560	567	(1)
Amortization of deferred policy acquisition costs	4	22	(82)		39	34	15
Non deferrable insurance commissions	28	27	4		56	55	2
Advisory fee expenses	30	24	25		54	47	15
General operating expenses	132	111	19		271	222	22
Interest expense	11	11	-		22	22	-
Adjusted pre-tax income	$214	$293	(27)%		$357	$525	(32)%
Base net investment spread:
Base yield	4.27%	4.60%	(33)	bps	4.33%	4.59%	(26)	bps
Cost of funds	2.64	2.72	(8)		2.66	2.74	(8)
Base net investment spread	1.63%	1.88%	(25)	bps	1.67%	1.85%	(18)	bps

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. However, external factors, including increased competition and the consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement’s customer retention. Premiums and deposits decreased in the three- and six-month periods ended June 30, 2020 compared to the same periods in 2019. Net flows remained negative and slightly deteriorated in the three-month period ended June 30, 2020 compared to the same period in the prior year primarily due to lower premiums and deposits partially offset by lower surrenders. Net flows remained negative but improved in the six-month period ended June 30, 2020 compared to the same period in the prior year primarily due to lower surrenders partially offset by lower deposits.

Adjusted pre-tax income decreased in the three- and six-month periods ended June 30, 2020 compared to the same periods in the prior year primarily due to lower investment returns in our alternative investment portfolio including lower private equity returns due to prior year gains from a private equity initial public offering, lower gains on securities for which the fair value option was elected, lower gains on base net investment spread primarily due to lower reinvestment yields, and higher general operating expenses. Partially offsetting these decreases was higher yield enhancement income.

AIG | Second Quarter 2020 Form 10-Q 125

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

•lower net investment income, primarily due to lower net investment returns in our alternative investment portfolio including lower private equity returns due to prior year gains from a private equity initial public offering, lower gains on securities for which the fair value option was elected, and lower gains on calls partially offset by higher yield enhancement income;

•higher general operating expenses primarily due to increased legal expenses; and

•decrease in base net investment spread primarily due to lower reinvestment yields and lower accretion partially offset by higher average invested assets.

Partially offsetting these decreases were:

•lower variable annuity DAC amortization and reserves due to stronger equity market performance.

Group Retirement Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

•lower net investment income, primarily from lower gains on securities for which the fair value option was elected, lower net investment returns in our alternative investment portfolio driven by lower private equity returns due to prior year gains from a private equity initial public offering and lower hedge fund returns due to widening spreads partially offset by higher yield enhancement income;

•higher general operating expenses primarily due to increased legal expenses;

•higher variable annuity DAC amortization and reserves due to weaker equity market performance; and

•decrease in base net investment spread primarily due to lower reinvestment yields and lower accretion partially offset by higher average invested assets and lower interest credited.

126 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in the three- and six-month periods ended June 30, 2020, which primarily represents immediate annuities, remained flat compared to the same periods in the prior year. Overall, premiums are not a significant driver of the Group Retirement results.

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

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Premiums	$3	$5	$9	$9
Deposits	1,667	2,042	3,516	4,101
Premiums and deposits	$1,670	$2,047	$3,525	$4,110

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Surrenders as a percentage of average reserves and mutual funds	7.3%	8.4%	8.2%	10.2%

The following table presents reserves for Group Retirement annuities by surrender charge category:

	June 30,		December 31,
(in millions)	2020	(a)	2019	(a)
No surrender charge(b)	$70,752		$71,912
Greater than 0% - 2%	472		1,140
Greater than 2% - 4%	607		672
Greater than 4%	6,088		6,038
Non-surrenderable	615		614
Total reserves	$78,534		$80,376

(a)Excludes mutual fund assets under administration of $21 billion and $21.7 billion at June 30, 2020 and December 31, 2019, respectively.

(b)Group Retirement amounts in this category include general account reserves of approximately $6.2 billion at both June 30, 2020 and December 31, 2019, which are subject to 20 percent annual withdrawal limitations at the participant level and general account reserves of $5.5 billion and $5.4 billion at June 30, 2020 and December 31, 2019, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.

Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. At June 30, 2020, Group Retirement annuity reserves decreased compared to December 31, 2019 primarily due to weaker equity market performance. The surrender rate in the three- and six-month periods ended June 30, 2020 decreased compared to the same periods in the prior year due to lower individual surrenders. For the six- month period ended June 30, 2020, additional decreases include fewer large plan surrenders compared to the same period in the prior year. At June 30, 2020, Group Retirement annuity reserves with no or low surrender charges decreased compared to December 31, 2019 primarily due to lower equity markets and normal aging of the business.

AIG | Second Quarter 2020 Form 10-Q 127

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended June 30, (in millions)

Quarterly 2020 and 2019 Comparison

Net flows decreased primarily due to decreased deposits partially offset by lower surrenders. External factors including consolidation of healthcare providers and other employers in target markets, along with shorter term impacts from market conditions related to COVID-19, also contributed to the decrease.

Group Retirement Premiums and Deposits and Net Flows Six Months Ended June 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Net flows remained negative but improved primarily due to lower surrenders partially offset by decreased deposits. There were approximately $324 million of large plan related surrenders in the six-month period ended June 30, 2020 compared to approximately $566 million of large plan surrenders for the same period in the prior year. External factors including consolidation of healthcare providers and other employers in target markets, along with shorter term impacts from market conditions related to COVID-19, also contributed to the decrease.

128 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance Results

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2020	2019	Change		2020	2019	Change
Revenues:
Premiums	$447	$425	5%		$866	$820	6%
Policy fees	375	381	(2)		745	754	(1)
Net investment income	280	335	(16)		571	626	(9)
Other income	11	13	(15)		22	27	(19)
Benefits and expenses:
Policyholder benefits and losses incurred	788	731	8		1,497	1,369	9
Interest credited to policyholder account balances	92	92	-		184	184	-
Amortization of deferred policy acquisition costs	60	58	3		121	125	(3)
Non deferrable insurance commissions	28	28	-		55	40	38
General operating expenses	148	153	(3)		288	294	(2)
Interest expense	6	6	-		13	13	-
Adjusted pre-tax income (loss)	$(9)	$86	NM	%	$46	$202	(77)%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Adjusted pre-tax income decreased in the three- and six-month periods ended June 30, 2020 compared to the same periods in the prior year primarily due to higher mortality and lower net investment income partially offset by prior year unfavorable reinsurance valuation allowance.

Life Insurance Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

•lower net investment income, primarily due to lower investment returns in the alternative investment portfolio driven by prior year gains from a private equity initial public offering and lower gains on calls; and

•adverse mortality experience.

Partially offsetting these decreases were:

•prior year reinsurance valuation allowance.

AIG | Second Quarter 2020 Form 10-Q 129

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

•higher mortality; and

•lower net investment income, primarily from lower gains on the alternative investment portfolio driven by lower private equity returns due to prior year gains from a private equity initial public offering, lower hedge fund returns and lower gains on calls.

•Partially offsetting these decreases were:

•prior year unfavorable reinsurance valuation allowance.

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums, excluding the effect of foreign exchange, increased in the three- and six-month periods ended June 30, 2020 compared to the same periods in the prior year. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Premiums	$447	$425	$866	$820
Deposits	420	413	822	819
Other	204	194	398	388
Premiums and deposits	$1,071	$1,032	$2,086	$2,027

130 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits Three Months Ended June 30, (in millions)
Quarterly 2020 and 2019 Comparison Premiums and deposits, excluding the effect of foreign exchange, increased primarily due to growth in international life and group premiums.

Life Insurance Premiums and Deposits Six Months Ended June 30, (in millions)
Year-to-Date 2020 and 2019 Comparison Premiums and deposits, excluding the effect of foreign exchange, increased primarily due to growth in international life and group premiums.

AIG | Second Quarter 2020 Form 10-Q 131

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional markets Results

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2020	2019	Change		2020	2019	Change
Revenues:
Premiums	$1,089	$152	NM	%	$1,846	$971	90%
Policy fees	40	43	(7)		80	84	(5)
Net investment income	262	223	17		482	434	11
Benefits and expenses:
Policyholder benefits and losses incurred	1,155	222	420		1,995	1,109	80
Interest credited to policyholder account balances	80	87	(8)		160	176	(9)
Amortization of deferred policy acquisition costs	1	1	-		2	2	-
Non deferrable insurance commissions	7	7	-		14	15	(7)
General operating expenses	19	16	19		35	31	13
Interest expense	3	3	-		6	6	-
Adjusted pre-tax income	$126	$82	54%		$196	$150	31%

Business and Financial Highlights

Institutional Markets continued to opportunistically grow its portfolio, which partially drove the increase in net investment income including higher yield enhancement income. Product distribution continues to be strong and the business is focused on maintaining pricing discipline.

Institutional Markets Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2020 and 2019 Comparison

Increases in premiums and policyholder benefits were primarily due to pension risk transfer business written in 2020 compared to 2019.

Adjusted pre-tax income increased primarily due to:

•higher net investment income from higher yield enhancement income partially offset by lower alternative investment returns including prior year gains from a private equity initial public offering; and

•decrease in interest crediting resulting from impact of low interest rates on floating-rate GICs and related hedging.

132 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional Markets Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Increases in premiums and policyholder benefits were primarily due to pension risk transfer business written in 2020 compared to 2019.

Adjusted pre-tax income increased primarily due to:

•higher net investment income from a higher level of yield enhancement income and growth in reserves partially offset by lower alternative investment returns including prior year gains from a private equity initial public offering;

•decrease in interest crediting results from impact of lower interest rates on floating-rate GICs and related hedging; and

•favorable mortality experience.

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums increased in the three- and six-month periods ended June 30, 2020 compared to the same periods in the prior year primarily driven by the pension risk transfer business (direct and assumed reinsurance) written in 2020.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct premiums as well as deposits received on investment-type annuity contracts, including GICs. Deposits also include FHLB funding agreements.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Premiums	$1,089	$152	$1,846	$971
Deposits	33	108	185	394
Other	7	8	15	15
Premiums and deposits	$1,129	$268	$2,046	$1,380

AIG | Second Quarter 2020 Form 10-Q 133

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits Three Months Ended June 30, (in millions)
Quarterly 2020 and 2019 Comparison Premiums and deposits increased due to higher pension risk transfer (direct and assumed reinsurance) sales partially offset by lower deposits on GICs.

Institutional Markets Premiums and Deposits Six Months Ended June 30, (in millions)
Year-to-Date 2020 and 2019 Comparison Premiums and deposits increased due to higher pension risk transfer (direct and assumed reinsurance) sales partially offset by lower deposits on GICs.

134 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Other Operations

Other Operations

Other Operations consists of income from assets held by AIG Parent and other corporate subsidiaries, general operating expenses not attributable to AIG reporting segments, certain compensation expenses attributable to Other Operations and reporting segments, amortization of value of distribution network acquired related to the Validus and Glatfelter acquisitions, and interest expense attributable to AIG long-term debt as well as debt associated with consolidated investment entities. Other Operations also includes Blackboard – a subsidiary focused on delivering commercial insurance solutions using digital technology, data analytics and automation. At the end of March 2020, Blackboard was placed into run-off.

Other Operations Results

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2020	2019	Change	2020	2019	Change
Revenues:
Premiums	$18	$13	38%	$33	$25	32%
Net investment income:
Interest and dividends - available for sale securities	(4)	30	NM	22	57	(61)
Interest and dividends - fair value option securities	6	(1)	NM	(2)	3	NM
Other investment income - consolidated investment entities	(40)	42	NM	54	95	(43)
Other investment income	17	36	(53)	33	55	(40)
Total net investment income	(21)	107	NM	107	210	(49)
Other income	18	24	(25)	37	48	(23)
Total adjusted revenues	15	144	(90)	177	283	(37)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	18	10	80	29	14	107
Acquisition expenses - amortization of deferred policy
acquisition costs	5	4	25	9	9	-
General operating expenses	222	225	(1)	502	439	14
Interest expense:
Interest - corporate	269	264	2	528	524	1
Interest - other (primarily consolidated investment entities)*	60	56	7	119	99	20
Total interest expense	329	320	3	647	623	4
Total benefits, losses and expenses	574	559	3	1,187	1,085	9
Adjusted pre-tax loss before consolidation and
eliminations	(559)	(415)	(35)	(1,010)	(802)	(26)
Consolidation, eliminations and other adjustments	49	(56)	NM	(35)	(126)	72
Adjusted pre-tax loss	$(510)	$(471)	(8)%	$(1,045)	$(928)	(13)%

AIG | Second Quarter 2020 Form 10-Q 135

ITEM 2 | Business Segment Operations | Other Operations

Adjusted pre-tax income (loss) by activities:
Corporate (Parent and Service Companies):
General operating expenses	$(194)	$(195)	1%	$(438)	$(376)	(16)%
Interest expense	(269)	(264)	(2)	(528)	(524)	(1)
All other income (expense), net	(1)	62	NM	19	103	(82)
Total Corporate (Parent and Service Companies)	(464)	(397)	(17)	(947)	(797)	(19)
Consolidated investment portfolio	(81)	(1)	NM	(33)	21	NM
Blackboard	(14)	(17)	18	(30)	(26)	(15)
Consolidation, eliminations and other adjustments:
Consolidation, eliminations and other
adjustments - consolidated investment entities	63	(56)	NM	(41)	(148)	72
Consolidation, eliminations and other adjustments - other	(14)	-	NM	6	22	(73)
Total consolidation, eliminations and other adjustments	49	(56)	NM	(35)	(126)	72
Adjusted pre-tax loss	$(510)	$(471)	(8)%	$(1,045)	$(928)	(13)%

*Interest expense-other primarily represents interest expense on consolidated investment entities of $41 million and $43 million in the three-month periods ended June 30, 2020 and 2019, respectively, and $87 million and $74 million in the six-month periods ended June 30, 2020 and 2019, respectively, and costs of derivatives used to economically hedge foreign denominated debt of $9 million and $10 million in the three-month periods ended June 30, 2020 and 2019, respectively, and $21 million and $19 million in the six-month periods ended June 30, 2020 and 2019, respectively.

Quarterly 2020 and 2019 Comparison

Adjusted pre-tax loss increased primarily due to:

•lower net investment income associated with consolidated investment entities.

year-to-date 2020 and 2019 Comparison

Adjusted pre-tax loss increased primarily due to:

•lower net investment income associated with consolidated investment entities.

•higher corporate general operating expenses due to higher employee related costs and professional fees; and

•higher interest expenses driven by debt associated with consolidated investment entities.
136 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Legacy Portfolio

Legacy Portfolio

Legacy Portfolio represents exited or discontinued product lines, policy forms or distribution channels. On June 2, 2020, we completed the sale of a controlling interest in Fortitude Holdings, which from February 2018 through the sale date was included in our Legacy Portfolio results.

•Legacy Life and Retirement Run-Off Lines – Reserves consist of certain structured settlements, pension risk transfer annuities and single premium immediate annuities written prior to April 2012. Also includes exposures to whole life, long-term care and exited accident & health product lines. As of June 30, 2020, we have established reinsurance assets associated with the ceded reserves and the corresponding funds withheld liability.

•Legacy General Insurance Run-Off Lines – Reserves consist of excess workers’ compensation, environmental exposures and exposures to other products within General Insurance that are no longer actively marketed. Also includes the remaining reserves in Eaglestone Reinsurance Company. As of June 30, 2020, we have established reinsurance assets associated with the ceded reserves and the corresponding funds withheld liability.

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

SALE OF FORTITUDE HOLDINGS

On June 2, 2020, we completed the Majority Interest Fortitude Sale. AIG established Fortitude Re, a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Legacy Portfolio. As of June 30, 2020, approximately $30.5 billion of reserves from AIG’s Legacy Life and Retirement Run-Off Lines and approximately $4.1 billion of reserves from AIG’s Legacy General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Legacy Portfolio. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, following the closing of the Majority Interest Fortitude Sale, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.

AIG sold a 19.9 percent ownership interest in Fortitude Holdings to TCG, an affiliate of Carlyle, in the 2018 Fortitude Sale. As a result of completion of the Majority Interest Fortitude Sale, Carlyle FRL purchased from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D purchased from AIG a 25 percent ownership interest in Fortitude Holdings; AIG retained a 3.5 percent ownership interest in Fortitude Holdings and one seat on its Board of Managers. The $2.2 billion of proceeds received by AIG at closing include (i) the $1.8 billion under the Majority Interest Fortitude Sale, which is subject to a post-closing purchase price adjustment pursuant to which AIG will pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur on or prior to December 31, 2023, up to a maximum payment of $500 million; and (ii) a $383 million purchase price adjustment from Carlyle FRL and T&D, corresponding to their respective portions of a proposed $500 million non-pro rata distribution from Fortitude Holdings that was not received by AIG prior to the closing.

AIG | Second Quarter 2020 Form 10-Q 137

ITEM 2 | Business Segment Operations | Legacy Portfolio

AIG recorded a total after-tax reduction to total AIG shareholders’ equity of $4.3 billion related to the sale of the majority interest in and deconsolidation of Fortitude Holdings. The impact to equity is primarily due to a $6.7 billion after-tax loss partially offset by a $2.4 billion increase in accumulated other comprehensive income (AOCI) due to the release of shadow adjustments primarily related to future policy benefits. The $6.7 billion after-tax loss is comprised of (i) a $2.7 billion loss related to the write-off of prepaid insurance assets and DAC upon deconsolidation of Fortitude Holdings and (ii) $4.0 billion related to the loss on the sale primarily as a result of increases in Fortitude Holdings’ equity principally related to mark to market movements since the December 31, 2018 date as of which Fortitude Holdings' equity was calculated for purposes of the purchase price determination.

In connection with the Majority Interest Fortitude Sale, AIG, Fortitude Holdings, and TCG have agreed that, effective as of the closing, (i) AIG’s investment commitment targets under the 2018 Fortitude Sale (whereby AIG had agreed to invest certain amounts into various Carlyle strategies and to make certain minimum investment management fee payments by November 2021) have been assumed by Fortitude Holdings and AIG has been released therefrom, (ii) the purchase price adjustment that AIG had agreed to provide TCG in the 2018 Fortitude Sale (whereby AIG had agreed to reimburse TCG for adverse development in property casualty related reserves, based on an agreed methodology, that may occur on or prior to December 31, 2023, up to the value of TCG’s investment in Fortitude Holdings) has been terminated, and (iii) TCG remains obligated to pay AIG $115 million of deferred consideration upon settlement of the post-closing purchase price adjustment referred to above. This latter amount is composed of $95 million of deferred consideration contemplated as part of the 2018 Fortitude Sale, together with $19.9 million in respect of TCG’s 19.9 percent share of the unpaid portion of the $500 million non-pro rata dividend to be paid to AIG under the 2018 Fortitude Sale (TCG paid $79.6 million to AIG on May 26, 2020). In addition, the 2018 Capital Maintenance Agreement between AIG and Fortitude Re and the letters of credit issued in support of Fortitude Re and subject to reimbursement by AIG in the event of a drawdown were terminated as of the closing of the Majority Interest Fortitude Sale. Upon closing of the Majority Interest Fortitude Sale, AIG entered into a transition services agreement with Fortitude Holdings for the provision of transition services for a period after closing, and letter of credit agreements with certain financial institutions, which issued letters of credit in support of certain General Insurance subsidiaries that have reinsurance agreements in place with Fortitude Re in the amount of $600 million. These letters of credit are subject to reimbursement by AIG in the event of a drawdown by these insurance subsidiaries.

Following closing, AIG contributed $700 million of the proceeds of the Majority Interest Fortitude Sale to certain of its General Insurance subsidiaries and $135 million of the proceeds of the Majority Interest Fortitude Sale to certain of its Life and Retirement subsidiaries.

Legacy results include the impact of Fortitude Re through the date of deconsolidation on June 2, 2020, representing two and five months of operational results, respectively, for the three- and six-month periods ended June 30, 2020 subsequent to deconsolidation.

For further discussion on the sale of Fortitude Holdings see Note 7 to the Condensed Consolidated Financial Statements.

138 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Legacy Portfolio

LEGACY PORTFOLIO RESULTS

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2020	2019	Change	2020	2019	Change
Revenues:
Premiums	$76	$127	(40)%	$200	$245	(18)%
Policy fees	29	32	(9)	58	62	(6)
Net investment income	631	603	5	758	1,178	(36)
Other income (loss)	(17)	(22)	23	(33)	(39)	15
Total adjusted revenues	719	740	(3)	983	1,446	(32)
Benefits, losses and expenses:
Policyholder benefits and losses and loss adjustment
expenses incurred	341	474	(28)	848	906	(6)
Interest credited to policyholder account balances	45	54	(17)	96	108	(11)
Amortization of deferred policy acquisition costs	11	14	(21)	29	32	(9)
General operating and other expenses	61	74	(18)	113	159	(29)
Interest expense	4	5	(20)	8	10	(20)
Total benefits, losses and expenses	462	621	(26)	1,094	1,215	(10)
Adjusted pre-tax income (loss)	$257	$119	116%	$(111)	$231	NM	%
Adjusted pre-tax income (loss) by type:
General Insurance Run-Off Lines	$10	$43	(77)%	$46	$58	(21)%
Life and Retirement Run-Off Lines	13	38	(66)	(120)	125	NM
Legacy Investments	234	38	NM	(37)	48	NM
Adjusted pre-tax income (loss)	$257	$119	116%	$(111)	$231	NM	%

					June 30,	December 31,
(in millions)					2020	2019
Selected Balance Sheet Data
Legacy Investments, net of related debt					$1,021	$2,002
Legacy General Insurance run-off reserves					1,403	5,409
Legacy Life and Retirement run-off reserves					7,739	38,728

AIG | Second Quarter 2020 Form 10-Q 139

ITEM 2 | Business Segment Operations | Legacy Portfolio

Business and Financial Highlights

Legacy insurance lines, including those ceded to Fortitude Re, continue to run-off as anticipated for Legacy General Insurance and Legacy Life and Retirement Run-Off Lines. Legacy investments have been reduced significantly over the last several years declining from $6.7 billion at December 31, 2016 to $1.0 billion at June 30, 2020. The remaining Legacy investments primarily include structured credit junior notes for which we have elected the fair value option and real estate investments.

Legacy Portfolio Adjusted Pre-Tax Income Three Months Ended June 30, (in millions)

Quarterly 2020 and 2019 Comparison

Adjusted pre-tax income increased due to:

•Increase in Legacy Investment earnings due to higher gains on fair value option portfolios.

This increase was partially offset by:

•Lower Legacy General Insurance earnings due to a decrease in favorable prior year development; and

•Lower Legacy Life and Retirement earnings due to lower net investment income, primarily from lower returns from private equity funds and unfavorable mortality experience.

Legacy Portfolio Adjusted Pre-Tax Income Six Months Ended June 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Legacy Portfolio recorded an adjusted pre-tax loss in the six months ended June 30, 2020 compared to income in the prior-year period due to:

•Lower Legacy Life and Retirement earnings due to lower net investment income, primarily from lower returns from hedge funds and unfavorable mortality experience.

•Lower Legacy Investment earnings due to losses on fair value option portfolios compared to gains in the same period in the prior year; and

•Lower Legacy General Insurance earnings due to a decrease in favorable prior year development.

140 AIG | Second Quarter 2020 Form 10-Q

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

The impact of COVID-19 is evolving rapidly and will depend upon the scope, severity and duration of the crisis as well as the actions taken by governments, legislative bodies or regulators and other third parties in response, all of which are continuing to evolve and are subject to continuing uncertainty. Adverse changes and developments affecting the global economy, including a significant global economic slowdown, and increased financial market volatility have had near-term and long-term negative effects on our overall investment portfolio. Within our diversified investment portfolio, there has been exposures to certain segments of the economy significantly affected by the crisis, which has resulted in the recognition of credit losses and increases in our allowance for credit losses, and further recognition of credit losses and increases in our allowances for credit losses could result if businesses remain closed (or are closed again due to a second wave of infections) and the impact of the crisis on the global economy worsens.

INVESTMENT HIGHLIGHTS IN THE SIX MONTHS ENDED JUNE 30, 2020

•A drop in interest rates was partially offset by a widening of credit spreads that resulted in a net unrealized gain movement in our investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $21.4 billion as of June 30, 2020 from approximately $17.9 billion as of December 31, 2019.

•We continued to make investments in structured securities and other fixed maturity securities with favorable risk compared to return characteristics to improve yields and increase net investment income.

•We experienced lower investment returns due to losses in our alternative investments and fair value option equity security holdings due to significant volatility and declines in equity markets in the six-month period ended June 30, 2020, and lower income from fixed maturity securities for which the fair value option was elected due to a widening of credit spreads in the current period. This compares to the same period in the prior year where we experienced gains in our alternative investments, which included income from an initial public offering of a holding in the private equity portfolio, and gains on fair value options equity security holdings as a result of robust equity market returns, and higher gains in our fixed maturities securities portfolio for which we elected the fair value option due to a drop in rates and narrowing credit spreads.

•Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

•Implemented (CECL) Current Expected Credit Losses, the new credit loss accounting standard, in the first quarter of 2020.

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

AIG | Second Quarter 2020 Form 10-Q 141

ITEM 2 | Investments

•Given our global presence, we have access to assets that provide diversification from local markets. To the extent we purchase these investments, we generally hedge the currency risk using derivatives, which could provide opportunities to earn higher risk adjusted returns compared to assets in the functional currency.

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

–Insurance reserves are backed by mainly investment grade fixed maturity securities that meet our duration, current risk-return, tax, liquidity, credit quality and diversification objectives. We assess asset classes based on their fundamental risk, including credit (public and private), commercial real estate and residential real estate regardless of whether such investments are bonds, loans, or structured products.

–Surplus investments seek to enhance portfolio returns and are generally comprised of a mix of fixed maturity investment grade and below investment grade securities and various alternative asset classes, including private equity, real estate equity, and hedge funds. Over the past few years, hedge fund investments have been reduced with more emphasis given to private equity, real estate and below investment grade credit.

•Outside of the U.S., fixed maturity securities held by insurance companies consist primarily of high-grade securities generally denominated in the currencies of the countries in which we operate.

Asset Liability Management

The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies’ North America operations have an average duration of 3.3 years. Fixed maturity securities of the General Insurance companies’ international operations have an average duration of 4.3 years.

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

Fixed maturity securities of the Life and Retirement companies’ domestic operations have an average duration of 8.5 years. We seek to diversify the portfolio across asset classes, sectors, and issuers to mitigate idiosyncratic portfolio risks.

142 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Investments

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

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

June 30, 2020
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$98,732	$78,427	$177,159	$8,769	$6,450	$1,591	$109	$16,919	$194,078
Mortgage-backed, asset-backed and collateralized	63,279	3,827	67,106	311	62	123	2,246	2,742	69,848
Total*	$162,011	$82,254	$244,265	$9,080	$6,512	$1,714	$2,355	$19,661	$263,926

*Excludes $16 million of fixed maturity securities for which no NAIC Designation is available.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

June 30, 2020
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$101,519	$75,163	$176,682	$8,599	$6,652	$2,145	$17,396	$194,078
Mortgage-backed, asset-backed and collateralized	53,561	4,215	57,776	727	349	10,996	12,072	69,848
Total*	$155,080	$79,378	$234,458	$9,326	$7,001	$13,141	$29,468	$263,926

*Excludes $16 million of fixed maturity securities for which no NAIC Designation is available.

Credit Ratings

At June 30, 2020, approximately 89 percent of our fixed maturity securities were held by our domestic entities. Approximately 16 percent of these securities were rated AAA by one or more of the principal rating agencies, and approximately 12 percent were rated below investment grade or not rated. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At June 30, 2020, approximately 25 percent of such investments were either rated AAA or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 5 percent were below investment grade or not rated. Approximately 29 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

AIG | Second Quarter 2020 Form 10-Q 143

ITEM 2 | Investments

Composite AIG Credit Ratings

With respect to our fixed maturity securities, the credit ratings in the table below and in subsequent tables reflect: (i) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the rating assigned by the NAIC SVO (99 percent of total fixed maturity securities), or (ii) our equivalent internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC. The “Non-rated” category in those tables consists of fixed maturity securities that have not been rated by any of the major rating agencies, the NAIC or us.

For a discussion of credit risks associated with Investments see Enterprise Risk Management.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(in millions)	2020	2019	2020	2019	2020	2019
Rating:
Other fixed maturity
securities
AAA	$11,080	$11,821	$1,870	$2,121	$12,950	$13,942
AA	32,828	31,141	42	-	32,870	31,141
A	55,688	49,437	11	11	55,699	49,448
BBB	75,162	75,598	-	-	75,162	75,598
Below investment grade	16,530	15,905	-	7	16,530	15,912
Non-rated	883	1,301	-	-	883	1,301
Total	$192,171	$185,203	$1,923	$2,139	$194,094	$187,342
Mortgage-backed, asset-
backed and collateralized
AAA	$30,989	$29,419	$381	$365	$31,370	$29,784
AA	15,103	14,816	202	201	15,305	15,017
A	6,745	6,861	142	165	6,887	7,026
BBB	3,870	4,154	346	98	4,216	4,252
Below investment grade	9,578	10,575	2,209	3,630	11,787	14,205
Non-rated	49	58	234	84	283	142
Total	$66,334	$65,883	$3,514	$4,543	$69,848	$70,426
Total
AAA	$42,069	$41,240	$2,251	$2,486	$44,320	$43,726
AA	47,931	45,957	244	201	48,175	46,158
A	62,433	56,298	153	176	62,586	56,474
BBB	79,032	79,752	346	98	79,378	79,850
Below investment grade	26,108	26,480	2,209	3,637	28,317	30,117
Non-rated	932	1,359	234	84	1,166	1,443
Total	$258,505	$251,086	$5,437	$6,682	$263,942	$257,768

144 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Investments

Available-for-Sale Investments

The following table presents the fair value of our available-for-sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2020	2019
Bonds available for sale:
U.S. government and government sponsored entities	$4,802	$5,380
Obligations of states, municipalities and political subdivisions	15,996	15,318
Non-U.S. governments	14,608	14,869
Corporate debt	156,765	149,636
Mortgage-backed, asset-backed and collateralized:
RMBS	33,112	32,805
CMBS	14,999	14,430
CDO/ABS	18,223	18,648
Total mortgage-backed, asset-backed and collateralized	66,334	65,883
Total bonds available for sale*	$258,505	$251,086

*At June 30, 2020 and December 31, 2019, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $27.0 billion and $27.8 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	June 30,	December 31,
(in millions)	2020	2019
Japan	$1,628	$1,651
Canada	909	989
France	852	1,013
United Kingdom	757	638
Germany	634	593
Indonesia	536	589
United Arab Emirates	489	494
Israel	477	399
Norway	391	410
Qatar	369	353
Other	7,566	7,740
Total	$14,608	$14,869

AIG | Second Quarter 2020 Form 10-Q 145

ITEM 2 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	June 30, 2020
			Non-			December 31,
		Financial	Financial	Structured		2019
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$852	$1,796	$1,601	$-	$4,249	$4,304
Germany	634	161	2,626	-	3,421	3,329
Netherlands	282	1,020	1,144	101	2,547	2,626
Ireland	44	131	424	1,360	1,959	2,132
Belgium	162	237	1,081	-	1,480	1,254
Spain	24	280	706	-	1,010	1,122
Luxembourg	91	239	347	-	677	381
Italy	2	104	364	-	470	482
Austria	159	3	-	-	162	164
Finland	79	43	39	-	161	192
Other Euro-Zone	476	69	233	-	778	826
Total Euro-Zone	$2,805	$4,083	$8,565	$1,461	$16,914	$16,812
Remainder of Europe:
United Kingdom	$757	$4,199	$8,983	$2,350	$16,289	$15,798
Switzerland	35	1,090	652	-	1,777	1,879
Sweden	139	299	123	-	561	582
Norway	391	44	91	-	526	549
Russian Federation	186	38	197	-	421	425
Other - Remainder of Europe	61	32	116	-	209	262
Total - Remainder of Europe	$1,569	$5,702	$10,162	$2,350	$19,783	$19,495
Total	$4,374	$9,785	$18,727	$3,811	$36,697	$36,307

146 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Investments

Investments in Municipal Bonds

At June 30, 2020, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 91 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	June 30, 2020
	State	Local		Total	December 31,
	General	General		Fair	2019
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
California	$781	$400	$2,076	$3,257	$2,928
New York	8	365	2,801	3,174	3,059
Texas	98	533	905	1,536	1,512
Illinois	85	126	857	1,068	1,072
Massachusetts	457	-	333	790	745
Ohio	36	-	499	535	482
Georgia	108	71	291	470	459
Virginia	9	-	430	439	493
Washington	171	-	255	426	405
Florida	6	-	406	412	355
Pennsylvania	45	1	352	398	395
Washington, D.C.	12	-	319	331	316
Missouri	-	-	306	306	277
All other states(a)	356	287	2,211	2,854	2,820
Total(b)(c)	$2,172	$1,783	$12,041	$15,996	$15,318

(a)We did not have material credit exposure to the government of Puerto Rico.

(b)Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c)Includes $423 million of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	June 30,	December 31,
(in millions)	2020	2019
Financial institutions:
Money center/Global bank groups	$10,368	$10,701
Regional banks — other	674	659
Life insurance	3,065	3,166
Securities firms and other finance companies	263	334
Insurance non-life	6,339	5,492
Regional banks — North America	7,038	6,825
Other financial institutions	13,934	13,608
Utilities	21,576	19,424
Communications	10,788	9,939
Consumer noncyclical	22,493	19,997
Capital goods	7,910	8,006
Energy	12,056	13,379
Consumer cyclical	11,389	10,989
Basic	5,506	5,617
Other	23,366	21,500
Total*	$156,765	$149,636

*At June 30, 2020 and December 31, 2019, respectively, approximately 90 and 89 percent of these investments were rated investment grade.

AIG | Second Quarter 2020 Form 10-Q 147

ITEM 2 | Investments

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, were 4.7 percent and 5.3 percent at June 30, 2020 and December 31, 2019, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2020	2019
Agency RMBS	$16,866	$15,721
Alt-A RMBS	7,673	8,484
Subprime RMBS	2,544	2,654
Prime non-agency	4,330	4,451
Other housing related	1,699	1,495
Total RMBS(a)(b)	$33,112	$32,805

(a)Includes approximately $8.0 billion and $8.7 billion at June 30, 2020 and December 31, 2019, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired Securities see Note 5 to the Condensed Consolidated Financial Statements.

(b)The weighted average expected life was five years at June 30, 2020 and six years at December 31 2019.

Our underwriting practices for investing in RMBS, other asset-backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2020	2019
CMBS (traditional)	$11,779	$11,250
Agency	2,198	2,051
Other	1,022	1,129
Total	$14,999	$14,430

The fair value of CMBS holdings remained stable during the second quarter of 2020. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in ABS/CDOs

The following table presents our ABS/CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	June 30,	December 31,
(in millions)	2020	2019
Collateral Type:
ABS	$9,054	$9,274
Bank loans (collateralized loan obligation)	9,137	9,330
Other	32	44
Total	$18,223	$18,648

148 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Investments

Commercial Mortgage Loans

At June 30, 2020, we had direct commercial mortgage loan exposure of $36.5 billion.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
June 30, 2020
State:
New York	103	$2,550	$5,159	$463	$375	$98	$-	$8,645	24%
California	69	847	1,342	245	541	807	33	3,815	10
New Jersey	47	1,670	31	413	85	12	32	2,243	6
Texas	52	584	1,165	172	139	144	-	2,204	6
Florida	71	446	158	501	217	217	-	1,539	4
Massachusetts	12	538	230	546	25	-	-	1,339	4
Illinois	19	504	438	10	18	-	22	992	3
Washington, D.C.	14	512	297	-	-	17	-	826	2
Pennsylvania	21	80	17	520	46	25	-	688	2
Ohio	22	170	10	186	265	-	-	631	2
Other states	194	2,089	731	1,222	722	400	7	5,171	14
Foreign	90	4,274	1,218	935	1,145	529	341	8,442	23
Total*	714	$14,264	$10,796	$5,213	$3,578	$2,249	$435	$36,535	100%
December 31, 2019
State:
New York	99	$2,377	$4,913	$457	$376	$98	$-	$8,221	23%
California	74	736	1,341	249	572	817	41	3,756	10
New Jersey	48	1,635	44	370	81	27	33	2,190	6
Texas	52	501	1,163	174	141	145	-	2,124	6
Florida	74	393	234	544	218	217	10	1,616	3
Massachusetts	13	540	245	549	25	-	-	1,359	4
Illinois	19	505	441	10	18	-	22	996	3
Washington, D.C.	13	447	302	-	-	18	-	767	2
Pennsylvania	23	81	20	528	46	25	-	700	2
Ohio	25	174	10	188	269	-	5	646	2
Other states	215	2,073	740	1,276	740	401	44	5,274	15
Foreign	85	4,237	1,189	987	1,177	564	367	8,521	24
Total*	740	$13,699	$10,642	$5,332	$3,663	$2,312	$522	$36,170	100%

*Does not reflect allowance for credit losses.

For additional discussion on commercial mortgage loans see Note 8 to the Consolidated Financial Statements in the 2019 Annual Report.

AIG | Second Quarter 2020 Form 10-Q 149

ITEM 2 | Investments

Credit Impairments

The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
		Non-			Non-
(in millions)	Structured	Structured	Total	Structured	Structured	Total
Balance, beginning of period*	$37	$174	$211	$7	$-	$7
Additions:
Securities for which allowance for credit losses were not
previously recorded	11	82	93	35	256	291
Purchases of available for sale debt securities accounted for
as purchased credit deteriorated assets	20	-	20	26	-	26
Accretion of available for sale debt securities accounted for
as purchased credit deteriorated assets	1	-	1	1	-	1
Reductions:
Securities sold during the period	(1)	(5)	(6)	(1)	(5)	(6)
Intent to sell security or more likely than not will be required to
sell the security before recovery of its amortized cost basis	-	-	-	-	-	-
Additional net increases or decreases to the allowance for
credit losses on securities that had an allowance recorded
in a previous period, for which there was no intent to sell
before recovery amortized cost basis	(31)	(33)	(64)	(31)	(33)	(64)
Write-offs charged against the allowance	-	(57)	(57)	-	(57)	(57)
Recoveries of amounts previously written off	-	-	-	-	-	-
Other	-	-	-	-	-	-
Balance, end of period	$37	$161	$198	$37	$161	$198

*The beginning balance incorporates the Day 1 gross up on PCD assets held as of January 1, 2020.

Prior to the CECL adoption date of January 1, 2020, we recorded other-than-temporary impairment charges of $30 million and $113 million in the three- and six-month periods ended June 30, 2019, respectively.

For a discussion of our allowance for credit losses on available for sale securities accounting policy see Note 5 to the Condensed Consolidated Financial Statements.
150 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Investments

The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2020	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$27,316	$873	3,678	$265	$75	31	$-	$-	1	$27,581	$948	3,710
7-11 months	2,444	84	326	-	-	-	-	-	-	2,444	84	326
12 months or more	4,290	230	690	215	55	15	8	5	3	4,513	290	708
Total	$34,050	$1,187	4,694	$480	$130	46	$8	$5	4	$34,538	$1,322	4,744
Below investment
grade bonds
0-6 months	$12,141	$630	3,420	$546	$162	136	$2	$2	1	$12,689	$794	3,557
7-11 months	458	32	166	59	14	31	3	2	1	520	48	198
12 months or more	721	63	268	412	119	71	129	82	28	1,262	264	367
Total	$13,320	$725	3,854	$1,017	$295	238	$134	$86	30	$14,471	$1,106	4,122
Total bonds
0-6 months	$39,457	$1,503	7,098	$811	$237	167	$2	$2	2	$40,270	$1,742	7,267
7-11 months	2,902	116	492	59	14	31	3	2	1	2,964	132	524
12 months or more	5,011	293	958	627	174	86	137	87	31	5,775	554	1,075
Total(e)	$47,370	$1,912	8,548	$1,497	$425	284	$142	$91	34	$49,009	$2,428	8,866

(a)Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)Represents the percentage by which fair value is less than cost at June 30, 2020.

(c)For bonds, represents amortized cost net of allowance.

(d)The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)Item count is by CUSIP by subsidiary.

The allowance for credit losses was $18 million for investment grade bonds, and $180 million for below investment grade bonds as of June 30, 2020.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the three- and six-month periods ended June 30, 2020 was primarily attributable to increases in the fair value of fixed maturity securities. For the six-month period ended June 30, 2020, net unrealized gains related to fixed maturity securities increased by $3.5 billion due primarily to lower rates partially offset by a widening of credit spreads.

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

For further discussion of our investment portfolio see Note 5 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2020 Form 10-Q 151

ITEM 2 | Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Sales of fixed maturity securities	$27	$87	$241	$56
Other-than-temporary impairments	-	(30)	-	(113)
Change in intent(a)	(3)	-	(3)	-
Change in allowance for credit losses on fixed maturity securities(b)	(24)	-	(222)	-
Change in allowance for credit losses on loans(b)	(22)	14	(60)	(10)
Foreign exchange transactions	44	(2)	(210)	(39)
Variable annuity embedded derivatives, net of related hedges	(1,010)	(40)	1,182	(301)
All other derivatives and hedge accounting	(568)	207	991	135
Fortitude Re funds withheld assets(b)	(741)	-	(741)	-
Other	(35)	168	9	230
Net realized capital gains (losses)	$(2,332)	$404	$1,187	$(42)

(a)For the three- and six-month periods ended June 30, 2019, the change in intent was included in Other-than-temporary impairments

(b)The change in allowance for credit losses on fixed maturity securities excludes increases in the allowance of $5 million for the three- and six-month periods ended June 30, 2020, and the change in allowance for credit losses on loans excludes decreases in the allowance of $3 million for the three- and six-month periods ended June 30, 2020, which are reported in the Fortitude Re funds withheld assets line as these changes in the allowance relate to Fortitude Re funds withheld assets. For additional information on the Fortitude Re transaction, see Note 7 to the Condensed Consolidated Financial Statements.

Net realized capital losses in the three-month period ended June 30, 2020 were due primarily to derivatives losses compared to net realized capital gains in the same period in the prior year due primarily to derivatives gains. Higher net realized capital gains in the six-month period ended June 30, 2020 compared to the same period in the prior year were due primarily to derivative gains in the current period compared to derivative losses in the same period in the prior year.

Net realized capital gains (losses) in the in the three- and six-month periods ended June 30, 2019 were primarily due to derivative gains (losses).

Variable annuity embedded derivatives, net of related hedges, reflected gains in three- and six-month periods ended June 30, 2020 compared to losses in the same periods in the prior year primarily due to changes in the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with guaranteed minimum withdrawal benefits (GMWB) embedded derivative, which are not hedged as part of our economic hedging program.

Fortitude Re funds withheld assets primarily reflect increases in the valuation of the modco and funds withheld assets. Increases in the valuation of these assets result in losses to AIG as the appreciation on the assets must under those reinsurance arrangements be transferred to Fortitude Re.

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

For further discussion of our investment portfolio see Note 5 to the Condensed Consolidated Financial Statements.

152 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business*:

	June 30, 2020			December 31, 2019
	Net liability for	Reinsurance	Gross liability	Net liability for	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	unpaid losses	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	and loss	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation
(net of discount)	$4,225	$5,548	$9,773	$4,330	$5,494	$9,824
U.S. Excess Casualty	3,956	5,103	9,059	4,285	5,073	9,358
U.S. Other Casualty	3,828	4,748	8,576	4,064	4,695	8,759
U.S. Financial Lines	4,803	2,300	7,103	5,154	2,221	7,375
U.S. Property and Special risks	5,858	2,745	8,603	4,950	2,807	7,757
U.S. Personal Insurance	1,167	1,107	2,274	1,287	988	2,275
UK/Europe Casualty and Financial Lines	6,032	1,424	7,456	6,234	1,268	7,502
UK/Europe Property and Special risks	2,624	1,280	3,904	2,573	1,191	3,764
UK/Europe and Japan Personal Insurance	1,884	568	2,452	1,962	519	2,481
Other product lines	5,965	2,122	8,087	6,238	2,053	8,291
Unallocated loss adjustment expenses	1,545	898	2,443	1,824	882	2,706
Total General Insurance	41,887	27,843	69,730	42,901	27,191	70,092

Legacy Portfolio - Run-Off Lines:
U.S. Run-Off Long Tail Insurance Lines
(net of discount)	195	7,028	7,223	3,769	3,587	7,356
Other run-off product lines	187	67	254	164	66	230
Unallocated loss adjustment expenses	67	416	483	377	115	492
Total Legacy Portfolio - Run-Off Lines	449	7,511	7,960	4,310	3,768	8,078

Other Operations (Blackboard)	59	104	163	48	110	158

Total	$42,395	$35,458	$77,853	$47,259	$31,069	$78,328

*Includes loss reserve discount of $887 million and $1.5 billion as of June 30, 2020 and December 31, 2019 respectively. For discussion of loss reserve discount see Note 10 to the Condensed Consolidated Financial Statements.

Prior Year Development

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
General Insurance:
North America*	$(39)	$(61)	$(52)	$(121)
International	(35)	(5)	(82)	(17)
Total General Insurance	$(74)	$(66)	$(134)	$(138)
Legacy Portfolio - Run-Off Lines	(2)	3	(2)	1
Total prior year (favorable) unfavorable development	$(76)	$(63)	$(136)	$(137)

*Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $53 million and $58 million for the three-month periods ended June 30, 2020 and 2019, respectively, and $106 million and $116 million for the six-month periods ended June 30, 2020 and 2019, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(2) million and $(126) million for the three-month periods ended June 30, 2020 and 2019, respectively, and $4 million and $(124) million for the six-month periods ended June 30, 2020 and 2019, respectively. The related changes in amortization of the deferred gain were $23 million and $(2) million for the three-month periods ended June 30, 2020 and 2019, respectively, and $45 million and $26 million for the six-month periods ended June 30, 2020 and 2019, respectively.

AIG | Second Quarter 2020 Form 10-Q 153

ITEM 2 | Insurance Reserves

Net Loss Development

In the three-month period ended June 30, 2020, we recognized favorable prior year loss reserve development of $(76) million.

The key components of this development were as follows:

North America

•amortization of the deferred gain from the adverse development reinsurance agreement with NICO; and

•favorable development on North American Property;

•partially offset by adverse development in the Programs business driven by discontinued programs.

International

•favorable development in International Property and Special Risks businesses, largely driven by UK/Europe

In the six-month period ended June 30, 2020, we recognized favorable prior year loss reserve development of $(136) million.

The key components of this development were as follows:

North America

•amortization of the deferred gain from the adverse development reinsurance agreement with NICO; and

•favorable development on North American Property;

•partially offset by adverse development in the Programs business driven by discontinued programs, and in Personal Insurance.

International

•favorable development in International Casualty recoveries; and

•favorable development in International Property and Special Risks businesses, largely driven by UK/Europe.

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

154 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended June 30, 2020
(in millions)	Total	2019	2018 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(28)	$20	$(48)
U.S. Excess casualty	(13)	-	(13)
U.S. Other casualty	(36)	(20)	(16)
U.S. Financial lines	(7)	-	(7)
U.S. Property and special risks	59	19	40
U.S. Personal insurance	6	1	5
Other product lines	(20)	(10)	(10)
Total General Insurance North America	$(39)	$10	$(49)
General Insurance International:
UK/Europe casualty and financial lines	$-	$-	$-
UK/Europe property and special risks	(22)	(8)	(14)
UK/Europe and Japan Personal insurance	11	14	(3)
Other product lines	(24)	(6)	(18)
Total General Insurance International	$(35)	$-	$(35)

Legacy Portfolio - Run-off Lines	(2)	(2)	-

Total prior year (favorable) unfavorable development	$(76)	$8	$(84)

Three Months Ended June 30, 2019
(in millions)	Total	2018	2017 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(157)	$(2)	$(155)
U.S. Excess casualty	38	41	(3)
U.S. Other casualty	79	18	61
U.S. Financial lines	(10)	-	(10)
U.S. Property and special risks	(30)	(11)	(19)
U.S. Personal insurance	9	6	3
Other product lines	10	(1)	11
Total General Insurance North America	$(61)	$51	$(112)
General Insurance International:
UK/Europe casualty and financial lines	$3	$-	$3
UK/Europe property and special risks	5	19	(14)
UK/Europe and Japan Personal insurance	(7)	(2)	(5)
Other product lines	(6)	16	(22)
Total General Insurance International	$(5)	$33	$(38)

Legacy Portfolio - Run-off Lines	3	47	(44)

Total prior year (favorable) unfavorable development	$(63)	$131	$(194)

AIG | Second Quarter 2020 Form 10-Q 155

ITEM 2 | Insurance Reserves

Six Months Ended June 30, 2020
(in millions)	Total	2019	2018 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(56)	$22	$(78)
U.S. Excess casualty	(26)	-	(26)
U.S. Other casualty	(47)	(20)	(27)
U.S. Financial lines	(15)	-	(15)
U.S. Property and special risks	57	14	43
U.S. Personal insurance	46	48	(2)
Other product lines	(11)	(24)	13
Total General Insurance North America	$(52)	$40	$(92)
General Insurance International:
UK/Europe casualty and financial lines	$-	$-	$-
UK/Europe property and special risks	(31)	(21)	(10)
UK/Europe and Japan Personal insurance	(1)	2	(3)
Other product lines	(50)	(2)	(48)
Total General Insurance International	$(82)	$(21)	$(61)

Legacy Portfolio - Run-Off Lines	(2)	(2)	-

Total prior year (favorable) unfavorable development	$(136)	$17	$(153)

Six Months Ended June 30, 2019
(in millions)	Total	2018	2017 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(176)	$-	$(176)
U.S. Excess casualty	55	41	14
U.S. Other casualty	70	18	52
U.S. Financial lines	(20)	-	(20)
U.S. Property and special risks	(76)	(5)	(71)
U.S. Personal insurance	18	(6)	24
Other product lines	8	(1)	9
Total General Insurance North America	$(121)	$47	$(168)
General Insurance International:
UK/Europe casualty and financial lines	$54	$3	$51
UK/Europe property and special risks	(28)	17	(45)
UK/Europe and Japan Personal insurance	(51)	(45)	(6)
Other product lines	8	(16)	24
Total General Insurance International	$(17)	$(41)	$24

Legacy Portfolio - Run-off Lines	1	49	(48)

Total prior year (favorable) unfavorable development	$(137)	$55	$(192)

We note that for certain categories of claims (e.g., construction defect claims and environmental claims) and for reinsurance recoverable, losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to us.

Significant Reinsurance Agreements

In the first quarter of 2017, we entered into an adverse development reinsurance agreement with NICO, under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion. We account for this transaction as retroactive reinsurance. This transaction resulted in a gain, which under GAAP retroactive reinsurance accounting is deferred and amortized into income over the settlement period. NICO created a collateral trust account as security for their claim payment obligations to us, into which they deposited the consideration paid under the agreement, and Berkshire Hathaway Inc. has provided a parental guarantee to secure NICO’s obligations under the agreement.

For a description of AIG’s catastrophe reinsurance protection for 2020, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – General Insurance Companies’ – Key Risks – Natural Catastrophe Risk in our 2019 Annual Report.

156 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of June 30, 2020 and as of December 31, 2019, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	June 30,	December 31,
(in millions)	2020	2019
Gross Covered Losses
Covered reserves before discount	$17,927	$19,064
Inception to date losses paid	24,095	22,954
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$17,022	$17,018

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,618	$13,614
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	3,430	3,426
Discount on ceded losses(a)	(1,193)	(1,251)
Pre-tax deferred gain before amortization	2,237	2,175
Inception to date amortization of deferred gain at inception	(799)	(693)
Inception to date amortization attributed to changes in deferred gain(b)	(127)	(101)
Deferred gain liability reflected in AIG's balance sheet	$1,311	$1,381

(a)For the period from inception to June 30, 2020, the accretion of discount and a reduction in effective interest rates was offset by changes in estimates of the amount and timing of future recoveries under the adverse development reinsurance agreement.

(b)Excluded from our definition of APTI.

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Balance at beginning of year, net of discount	$1,392	$1,613	$1,381	$1,382
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	(2)	(126)	4	(124)
Amortization attributed to deferred gain at inception(b)	(53)	(58)	(106)	(116)
Amortization attributed to changes in deferred gain(c)	(12)	8	(26)	(12)
Changes in discount on ceded loss reserves	(14)	125	58	432
Balance at end of period, net of discount	$1,311	$1,562	$1,311	$1,562

(a)Prior year reserve development ceded to NICO under the retroactive reinsurance agreement is deferred under GAAP.

(b)Represents amortization of the deferred gain recognized in APTI.

(c)Excluded from APTI and included in GAAP.

The lines of business subject to this agreement have been the source of the majority of the prior year adverse development charges over the past several years. The agreement is expected to result in lower capital charges for reserve risks at our U.S. insurance subsidiaries. In addition, we would expect future net investment income to decline as a result of lower invested assets.

Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our Legacy Portfolio. Those reinsurance transactions were designed to consolidate most of our Legacy Insurance Run-Off Lines into a single legal entity. As of June 30, 2020, approximately $30.5 billion of reserves from our Legacy Life and Retirement Run-Off Lines and approximately $4.1 billion of reserves from our Legacy General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

Of the Fortitude Re reinsurance agreements, the largest is the Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement by and between our subsidiary American General Life Insurance Company (AGL) and Fortitude Re. Under this treaty, AGL ceded approximately $23.2 billion of reserves as of June 30, 2020 to Fortitude Re representing a mix of life and annuity risks. Fortitude Re provides 100 percent reinsurance of the ceded risks. AGL continues to administer the policies, including handling claims, although it is anticipated that much of the administration will move to a Fortitude Re administrative subsidiary over time, subject to regulatory approvals being obtained and the satisfaction of other conditions. Until such time, Fortitude Re has certain rights to consult on and participate in such administration, and AGL retains the risk of collection of any third party reinsurance covering the ceded business. At effectiveness of the treaty, an amount equal to the aggregate ceded reserves was deposited by AGL

AIG | Second Quarter 2020 Form 10-Q 157

ITEM 2 | Insurance Reserves

into a modified coinsurance account of AGL to secure the obligations of Fortitude Re. Fortitude Re receives or makes quarterly payments that represent the net gain or loss under the treaty for the relevant quarter, including any net investment gain or loss on the assets in the modified coinsurance account. An AIG affiliate will serve as portfolio manager of assets in the modified coinsurance account for a minimum of three years after the June 2, 2020 closing of the Majority Interest Fortitude Sale.

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

Differences in Valuation of Embedded Derivatives and Economic Hedge Target

The variable annuity hedging program utilizes an economic hedge target, which represents an estimate of the underlying economic risks in our GMWB riders. The economic hedge target differs from the GAAP valuation of the GMWB embedded derivatives primarily due to the following:

•The economic hedge target includes 100 percent of rider fees in present value calculations; the GAAP valuation reflects only those fees attributed to the embedded derivative such that the initial value at contract issue equals zero;

•The economic hedge target uses best estimate actuarial assumptions and excludes explicit risk margins used for GAAP valuation, such as margins for policyholder behavior, mortality, and volatility; and

•The economic hedge target excludes the non-performance or “own credit” risk adjustment used in the GAAP valuation, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the NPA spread) to the curve used to discount projected benefit cash flows.

Because the discount rate includes the NPA spread and other explicit risk margins, the GAAP valuation is generally less sensitive to movements in interest rates and other market factors, and to changes from actuarial assumption updates, than the economic hedge target.

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

158 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

The following table presents a reconciliation between the fair value of the GAAP embedded derivatives and the value of our economic hedge target:

	June 30,	December 31,
(in millions)	2020	2019
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$4,257	$2,474
Exclude non-performance risk adjustment	(5,267)	(2,504)
Embedded derivative liability, excluding NPA	9,524	4,978
Adjustments for risk margins and differences in valuation	(4,891)	(2,394)
Economic hedge target liability	$4,633	$2,584

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

The change in the fair value of the embedded derivatives and the change in the value of the hedging portfolio are not expected to be fully offsetting, primarily due to the differences in valuation between the economic hedge target, the GAAP embedded derivatives and the fair value of the hedging portfolio, as discussed above. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the embedded derivative liabilities, resulting in a gain, and when corporate credit spreads narrow or tighten, the change in the NPA spread generally increases the fair value of the embedded derivative liabilities, resulting in a loss. In addition to changes driven by credit market-related movements in the NPA spread, the NPA balance also reflects changes in business activity and in the net amount at risk from the underlying guaranteed living benefits.

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Change in fair value of embedded derivatives, excluding NPA	$1,298	$(675)	$(4,303)	$(460)
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities*	11	76	18	172
Interest rate derivative contracts	35	542	2,229	835
Equity derivative contracts	(891)	(179)	493	(772)
Change in fair value of variable annuity hedging portfolio	(845)	439	2,740	235
Change in fair value of embedded derivatives excluding NPA, net of hedging portfolio	453	(236)	(1,563)	(225)
Change in fair value of embedded derivatives due to NPA spread	(1,094)	37	1,552	(126)
Change in fair value of embedded derivatives due to change in NPA volume	(358)	235	1,211	222
Total change due to NPA	(1,452)	272	2,763	96
Net impact on pre-tax income (loss)	$(999)	$36	$1,200	$(129)

By Consolidated Income Statement line
Net investment income, net of related interest credited to policyholder account balances	$11	$76	$18	$172
Net realized capital gains (losses)	(1,010)	(40)	1,182	(301)
Net impact on pre-tax income (loss)	$(999)	$36	$1,200	$(129)

*Beginning in July 2019, the fixed maturity securities portfolio used in the hedging program was rebalanced to reposition the portfolio from a duration, sector, and issuer perspective. As part of this rebalancing, fixed maturity securities where we elected the fair value option were sold. Later in the quarter, as new fixed maturity securities were purchased, they were classified as available for sale. The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income was $142 million and $129 million for the three- and six-month periods ended June 30, 2020, respectively.

The net impact on pre-tax loss of $999 million from the GMWB embedded derivatives and related hedges in the three-month period ended June 30, 2020 (excluding related DAC amortization) was driven by tightening of credit spreads on the economic hedge target and NPA spread, and NPA volume losses from lower expected GMWB payments, partially offset by the impact of higher equity markets on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio. The net impact on pre-tax income of $1.2 billion from the GMWB embedded derivatives and related hedges in the six-month period ended June 30, 2020

AIG | Second Quarter 2020 Form 10-Q 159

ITEM 2 | Insurance Reserves

(excluding related DAC amortization) was driven by widening of credits spreads on the economic hedge target and the NPA spread, and impact of lower interest rates that resulted in NPA volume gains from higher expected GMWB payments, partially offset by the impact of lower interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio. The net impact on pre-tax income of $36 million in the three-month period ended June 30, 2019 was driven by gains from the impact on NPA volume that was offset by the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio. The net impact on pre-tax loss of $129 million in the six-month period ended June 30, 2019 was primarily driven by losses from credit spread tightening and lower equity volatility on the economic hedge target and the impact of tighter credit spreads on the NPA spread.

The change in the fair value of the GMWB embedded derivatives, excluding NPA, in the three-month period ended June 30, 2020 reflected gains from higher equity markets, offset by tightening of credit spreads and lower interest rates. The change in the fair value of the GMWB embedded derivatives, excluding NPA, in the six-month period ended June 30, 2020 reflected losses from decreases in interest rates and lower equity markets, offset by widening of credit spreads. The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in the three-month period ended June 30, 2019 reflected losses from decreases in interest rates, tightening of credit spreads, offset by gains from higher equity markets. The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in the six-month period ended June 30, 2019 reflected losses from decreases in interest rates, tightening of credit spreads, and lower equity volatility, offset by gains from higher equity markets.

Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities on a GAAP basis, due to the NPA and other risk margins used for GAAP valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio. On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the increase in the economic hedge target, as discussed below. In the three-month period ended June 30, 2020, we estimated a net mark to market loss of approximately $704 million from our hedging activities related to our economic hedge target primarily driven by higher equity markets, offset by tightening credit spreads. In the six-month period ended June 30, 2020, we estimated a net mark to market gain of approximately $2.9 billion, from our hedging activities related to our economic hedge target primarily driven by lower interest rates and equity markets, offset by widening credit spreads. In the three- and six-month periods ended June 30, 2019, we estimated a net mark to market gain of approximately $439 million and $235 million, respectively, from our hedging activities related to our economic hedge target primarily driven by lower interest rates partially offset by higher equity markets.

Change in Economic Hedge Target

The increase in the economic hedge target liability in the three-month period ended June 30, 2020 was primarily due to tightening credit spreads and lower interest rates, offset by higher equity markets. The increase in the economic hedge target liability in the six-month period ended June 30, 2020 was primarily due to lower interest rates and lower equity markets, offset by widening credit spreads.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

•Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in gains driven by lower interest rates in the three- and six-month periods ended June 30, 2020 and 2019.

•Changes in the fair value of equity derivative contracts, which included futures and options, which resulted in losses in the three-month period ended June 30, 2020 and gains in the six-month period ended June 30, 2020 compared to losses in the same periods in the prior year, which varied based on the relative change in equity market returns in the respective periods.

•Changes in the fair value of fixed maturity securities, primarily corporate bonds, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. Beginning in July 2019, the change in the fair value of available-for-sale hedging bonds is reported as a component of comprehensive income in the Condensed Consolidated Statements of Comprehensive Income (Loss). Prior to July 2019, the change in the fair value of the hedging bonds, which was excluded from the adjusted pre-tax income of the Individual Retirement and Group Retirement segments, was reported in net investment income on the Consolidated Statements of Income (Loss). The change in the fair value of the corporate bond hedging program in the three -month period ended June 30, 2020 reflected gains due to decreases in interest rates and tightening of credit spreads, while in the six-month period ended June 30, 2020 reflected gains due to decreases in interest rates offset by widening credit spreads. The change in the fair value of the corporate bond hedging program in the three- and six-month periods ended June 30, 2019 reflected gains due to decreases in interest rates, and tightening of credit spreads.

160 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies, excluding DAC of the Legacy Portfolio:

Six Months Ended June 30,
(in millions)	2020	2019
Balance, beginning of year	$7,901	$9,046
Initial allowance upon CECL adoption	15	-
Acquisition costs deferred	455	613
Amortization expense:
Related to realized capital gains and losses	(287)	25
All other operating amortization	(437)	(400)
Increase (decrease) in DAC due to foreign exchange	(34)	(4)
Change related to unrealized depreciation (appreciation) of investments	(330)	(1,441)
Balance, end of period*	$7,283	$7,839

*DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $9.6 billion at both June 30, 2020 and 2019, respectively.

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

Market conditions in the six-month period ended June 30, 2020 drove a $3.8 billion increase in the unrealized appreciation of fixed maturity securities held to support businesses in the Life and Retirement companies at June 30, 2020 compared to December 31, 2019. At June 30, 2020, the shadow Investment-Oriented Adjustments reflected decreases in amortized balances including DAC and Unearned Revenue Reserves, while accrued liabilities such as policyholder benefit liabilities increased compared to December 31, 2019. Accrued shadow loss recognition reserves decreased from December 31, 2019, primarily due to the discontinuation of recognizing shadow loss recognition reserves related to Fortitude Re funds withheld assets. Although these assets remain on AIG’s balance sheet, subsequent to the June 2, 2020 deconsolidation of Fortitude Re, AIG is no longer exposed to the returns on these assets and corresponding shadow adjustments because the assets economically belong to Fortitude Re as a result of the funds withheld arrangements with Fortitude Holdings.

For further discussion on the sale of Fortitude Holdings see Part II, Item 7 MD&A – Consolidated Results of Operation.

AIG | Second Quarter 2020 Form 10-Q 161

ITEM 2 | Insurance Reserves

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policy funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Individual Retirement
Balance at beginning of period, gross	$136,059	$139,083	$144,928	$132,729
Premiums and deposits	1,794	3,865	4,910	8,051
Surrenders and withdrawals	(2,554)	(3,353)	(6,441)	(6,575)
Death and other contract benefits	(744)	(818)	(1,567)	(1,649)
Subtotal	(1,504)	(306)	(3,098)	(173)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	7,002	2,227	(417)	7,990
Cost of funds*	420	414	832	817
Other reserve changes	239	103	(29)	158
Balance at end of period	142,216	141,521	142,216	141,521
Reinsurance ceded	(310)	(315)	(310)	(315)
Total Individual Retirement insurance reserves and mutual fund assets	$141,906	$141,206	$141,906	$141,206
Group Retirement
Balance at beginning of period, gross	$90,947	$96,906	$102,049	$91,685
Premiums and deposits	1,670	2,047	3,525	4,110
Surrenders and withdrawals	(1,734)	(2,061)	(3,994)	(4,842)
Death and other contract benefits	(179)	(160)	(361)	(317)
Subtotal	(243)	(174)	(830)	(1,049)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	8,552	1,919	(2,153)	7,726
Cost of funds*	277	280	555	558
Other reserve changes	(10)	(8)	(98)	3
Balance at end of period	99,523	98,923	99,523	98,923
Total Group Retirement insurance reserves and mutual fund assets	$99,523	$98,923	$99,523	$98,923
Life Insurance
Balance at beginning of period, gross	$21,256	$20,211	$22,096	$19,719
Premiums and deposits	977	942	1,903	1,850
Surrenders and withdrawals	(80)	(119)	(227)	(292)
Death and other contract benefits	(147)	(121)	(284)	(264)
Subtotal	750	702	1,392	1,294
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(275)	(289)	(658)	(551)
Cost of funds*	92	92	184	185
Other reserve changes	13	(17)	(1,178)	52
Balance at end of period	21,836	20,699	21,836	20,699
Reinsurance ceded	(1,163)	(1,223)	(1,163)	(1,223)
Total Life Insurance reserves	$20,673	$19,476	$20,673	$19,476

162 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

Institutional Markets
Balance at beginning of period, gross	$22,296	$20,833	$21,588	$19,839
Premiums and deposits	1,129	268	2,046	1,380
Surrenders and withdrawals	(106)	(150)	(211)	(396)
Death and other contract benefits	(235)	(166)	(529)	(324)
Subtotal	788	(48)	1,306	660
Change in fair value of underlying assets and reserve accretion, net of
policy fees	231	122	324	327
Cost of funds*	80	87	160	176
Other reserve changes	89	28	106	20
Balance at end of period	23,484	21,022	23,484	21,022
Reinsurance ceded	(45)	(45)	(45)	(45)
Total Institutional Markets reserves	$23,439	$20,977	$23,439	$20,977
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$270,558	$277,033	$290,661	$263,972
Premiums and deposits	5,570	7,122	12,384	15,391
Surrenders and withdrawals	(4,474)	(5,683)	(10,873)	(12,105)
Death and other contract benefits	(1,305)	(1,265)	(2,741)	(2,554)
Subtotal	(209)	174	(1,230)	732
Change in fair value of underlying assets and reserve accretion, net of
policy fees	15,510	3,979	(2,904)	15,492
Cost of funds*	869	873	1,731	1,736
Other reserve changes	331	106	(1,199)	233
Balance at end of period	287,059	282,165	287,059	282,165
Reinsurance ceded	(1,518)	(1,583)	(1,518)	(1,583)
Total insurance reserves and mutual fund assets	$285,541	$280,582	$285,541	$280,582

*Excludes amortization of deferred sales inducements.

Insurance reserves of Life and Retirement, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	June 30,	December 31,
(in millions)	2020	2019
Future policy benefits	$19,261	$17,963
Policyholder contract deposits	151,638	147,545
Other policy funds	279	271
Separate account liabilities	86,757	91,222
Total insurance reserves*	257,935	257,001
Mutual fund assets	29,124	33,660
Total insurance reserves and mutual fund assets	$287,059	$290,661

*Excludes reserves related to the Legacy Portfolio.

AIG | Second Quarter 2020 Form 10-Q 163

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

Depending on market conditions, regulatory and rating agency considerations and other factors, we may take various liability and capital management actions. Liability management actions may include, but are not limited to, repurchasing or redeeming outstanding debt, issuing new debt or engaging in debt exchange offers. Capital management actions may include, but are not limited to, issuing preferred stock, paying dividends to our shareholders on the AIG Common Stock, par value $2.50 per share (AIG Common Stock), paying dividends to the holders of our Series A Preferred Stock, and repurchases of AIG Common Stock and/or warrant repurchases.

164 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

Sources

AIG Parent Funding from Subsidiaries

During the six-month period ended June 30, 2020, AIG Parent received $600 million in dividends and loan repayments from subsidiaries. Of this amount, $418 million consisted of dividends in the form of cash and fixed maturity securities from our General Insurance companies and $182 million consisted of dividends and loan repayments in the form of cash from our Life and Retirement companies.

AIG Parent also received a net amount of $699 million in tax sharing payments in the form of cash from our insurance businesses in the six-month period ended June 30, 2020, including $240 million of such payments in the second quarter of 2020. The tax sharing payments may be subject to further adjustment in future periods.

Revolving Credit Facility

On March 20, 2020, AIG Parent borrowed $1.3 billion under its $4.5 billion committed, revolving syndicated credit facility, which amount was repaid in full with interest on June 9, 2020.

Debt Issuance

In May 2020, we issued $1.5 billion aggregate principal amount of 2.500% Notes Due 2025; $1.6 billion aggregate principal amount of 3.400% Notes Due 2030; and $1.0 billion aggregate principal amount of 4.375% Notes Due 2050.

Majority Interest Fortitude Sale

In June 2020, AIG completed the Majority Interest Fortitude Sale for $2.2 billion. AIG Parent contributed $700 million of the proceeds of the Majority Interest Fortitude Sale to certain of its General Insurance subsidiaries and $135 million of the proceeds of the Majority Interest Fortitude Sale to certain of its Life and Retirement subsidiaries.

Uses

Debt Reduction

In March 2020, we redeemed $350 million aggregate principal amount of our 4.35% Callable Notes Due 2045.

We also made other repurchases of and repayments on debt instruments of approximately $1.6 billion during the six-month period ended June 30, 2020. We made interest payments on our debt instruments totaling $503 million during the six-month period ended June 30, 2020.

Revolving Credit Facility

On June 9, 2020, AIG Parent repaid in full with interest the $1.3 billion borrowed under its $4.5 billion committed, revolving syndicated credit facility.

Dividend

We paid a cash dividend of $365.625 per share on AIG’s Series A 5.85% Non-Cumulative Perpetual Preferred Stock (Series A Preferred Stock) during each of the first and second quarters of 2020 totaling $15 million.

We paid a cash dividend of $0.32 per share on AIG Common Stock during each of the first and second quarters of 2020 totaling $551 million.

Repurchase of Common Stock

We repurchased approximately 12 million shares of AIG Common Stock during the first quarter of 2020, for an aggregate purchase price of $500 million, under an accelerated stock repurchase (ASR) agreement executed in February 2020.

Majority Interest Fortitude Sale

In June 2020, AIG completed the Majority Interest Fortitude Sale for $2.2 billion. AIG Parent contributed $700 million of the proceeds of the Majority Interest Fortitude Sale to certain of its General Insurance subsidiaries and $135 million of the proceeds of the Majority Interest Fortitude Sale to certain of its Life and Retirement subsidiaries.

IRS Tax Prepayment

In June 2020, AIG Parent made a prepayment of approximately $548 million to the U.S. Treasury in connection with certain settlement agreements described in Tax Matters below.

AIG | Second Quarter 2020 Form 10-Q 165

ITEM 2 | Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Six Months Ended June 30,
(in millions)	2020	2019
Sources:
Net cash provided by operating activities	$1,325	$-
Changes in policyholder contract balances	-	3,112
Issuance of long-term debt and debt of consolidated investment entities	5,509	2,199
Issuance of preferred stock, net of issuance costs	-	485
Net cash provided by other financing activities	-	896
Total sources	6,834	6,692
Uses:
Net cash used in operating activities	-	(1,272)
Net cash used in other investing activities	(2,903)	(4,147)
Change in policyholder contract balances	(157)	-
Repayments of long-term debt and debt of consolidated investment entities	(1,877)	(910)
Purchase of common stock	(500)	-
Dividends paid on preferred stock	(15)	(7)
Dividends paid on common stock	(551)	(557)
Net cash used in other financing activities	(269)	-
Total uses	(6,272)	(6,893)
Effect of exchange rate changes on cash and restricted cash	3	28
Increase (decrease) in cash and restricted cash	$565	$(173)

The following table presents a summary of AIG’s Condensed Consolidated Statement of Cash Flows:

Six Months Ended June 30,
(in millions)	2020	2019
Summary:
Net cash provided by (used in) operating activities	$1,325	$(1,272)
Net cash used in investing activities	(2,903)	(4,147)
Net cash provided by financing activities	2,140	5,218
Effect of exchange rate changes on cash and restricted cash	3	28
Net Increase (decrease) in cash and restricted cash	565	(173)
Cash and restricted cash at beginning of year	3,287	3,358
Cash and restricted cash at end of period	$3,852	$3,185

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $581 million in the six-month period ended June 30, 2020 compared to $684 million in the same period in the prior year. Excluding interest payments, AIG had operating cash inflows of $1.9 billion in the six-month period ended June 30, 2020 compared to operating cash outflows of $588 million in the same period in the prior year.

Investing Cash Flow Activities

Net cash used in investing activities in the six-month period ended June 30, 2020 was $2.9 billion compared to net cash used in investing activities of $4.1 billion in the same period in the prior year. Net cash provided by investing activities in 2020 included $2.2 billion of net cash proceeds from the sale of Fortitude Holdings.

166 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Financing Cash Flow Activities

Net cash provided by financing activities in the six-month period ended June 30, 2020 reflected:

•approximately $551 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first and second quarters of 2020;

•approximately $15 million to pay a dividend of $365.625 per share on AIG’s Series A Preferred Stock in each of the first and second quarters of 2020;

•$500 million to repurchase approximately 12 million shares of AIG Common Stock; and

•approximately $3.6 billion in net inflows from the issuance and repayment of long-term debt and debt of consolidated investment entities.

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

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of June 30, 2020, AIG Parent had approximately $15.2 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities and also include a committed, revolving syndicated credit facility. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

AIG | Second Quarter 2020 Form 10-Q 167

ITEM 2 | Liquidity and Capital Resources

The following table presents AIG Parent's liquidity sources:

	As of	As of
(in millions)	June 30, 2020	December 31, 2019
Cash and short-term investments(a)	$7,654	$2,804
Unencumbered fixed maturity securities(b)	3,002	4,777
Total AIG Parent liquidity	10,656	7,581
Available capacity under committed, syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$15,156	$12,081

(a)Cash and short-term investments include reverse repurchase agreements totaling $4.9 billion and $2.1 billion as of June 30, 2020 and December 31, 2019, respectively.

(b)Unencumbered securities consist of publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

(c)For additional information relating to this committed, syndicated credit facility see – Credit Facilities below.

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

For a discussion regarding risks associated with COVID-19, see Part II Item 1A – Risk Factors – COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto.

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

Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had no outstanding borrowings from FHLBs at both June 30, 2020 and December 31, 2019. Our U.S. Life and Retirement companies had $3.6 billion and $3.5 billion which were due to FHLBs in their respective districts at June 30, 2020 and December 31, 2019, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income. These investment contracts do not have mortality or morbidity risk and are similar to GICs. In addition, our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from FHLBs at both June 30, 2020 and December 31, 2019.

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
168 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $2.8 billion of securities subject to these agreements at both June 30, 2020 and December 31, 2019, respectively, and $2.9 billion of liabilities to borrowers for collateral received at both June 30, 2020 and December 31, 2019, respectively.

AIG generally manages capital between AIG Parent and our insurance companies through internal, Board-approved policies and limits, as well as management standards. In addition, AIG Parent has unconditional capital maintenance agreements (CMAs) in place with certain subsidiaries. Nevertheless, regulatory and other legal restrictions could limit our ability to transfer capital freely, either to or from our subsidiaries. Upon closing of the Majority Interest Fortitude Sale, the CMA between AIG Parent and Fortitude Re was terminated.

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown by our insurance companies. Letters of credit issued in support of the General Insurance companies totaled approximately $4.0 billion at June 30, 2020. Letters of credit issued in support of the Life and Retirement companies totaled approximately $852 million at June 30, 2020. Upon closing of the Majority Interest Fortitude Sale, the $550 million of letters of credit issued in support of Fortitude Re and subject to reimbursement by AIG in the event of a drawdown were terminated.

In the six-month period ended June 30, 2020, our General Insurance companies collectively paid a total of approximately $418 million in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. treasuries and securities issued by other U.S. agencies. Upon closing of the Majority Interest Fortitude Sale, AIG contributed $700 million of the proceeds of the Majority Interest Fortitude Sale to certain of its General Insurance subsidiaries.

In the six-month period ended June 30, 2020, our Life and Retirement companies collectively paid a total of approximately $182 million in dividends and loan repayments in the form of cash to AIG Parent. Upon closing of the Majority Interest Fortitude Sale, AIG contributed $135 million of the proceeds of the Majority Interest Fortitude Sale to certain of its Life and Retirement subsidiaries.

Tax Matters

If the settlement agreements in principle are concluded in our ongoing dispute related to the disallowance of foreign tax credits associated with cross border financing transactions, we will be required to make a payment to the U.S. Treasury. Although we can provide no assurance regarding whether the non-binding settlements will be finalized, the amount we currently expect to pay based on current proposed settlement terms is approximately $1.2 billion, including obligations of AIG Parent and subsidiaries. This amount is net of payments previously made with respect to cross border financing transactions involving matters dating back to 1997 and other matters largely related to the same tax years, including a prepayment of approximately $548 million that AIG made to the U.S. Treasury in June 2020. The amount also includes interest that will become due on finalization of the settlements but does not reflect benefits from the potential application of interest netting which AIG has requested. There remains uncertainty with regard to whether the settlements in principle will ultimately be approved by the relevant authorities as well as the amount and timing of any additional payments, which could be made as early as the fourth quarter of 2020. AIG has waived assessment on certain amounts and the IRS will seek payment through a Notice and Demand for Payment once their administrative steps are completed.

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

On March 20, 2020, we borrowed $1.3 billion under the Facility to further increase AIG Parent liquidity. On June 9, 2020, we repaid the $1.3 billion borrowed under the Facility in full with interest. As of June 30, 2020, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

AIG | Second Quarter 2020 Form 10-Q 169

ITEM 2 | Liquidity and Capital Resources

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

June 30, 2020		Payments due by Period
	Total	Remainder of	2021 -	2023 -
(in millions)	Payments	2020	2022	2024	2025	Thereafter
Insurance operations
Loss reserves(a)	$79,933	$10,641	$21,867	$11,498	$3,732	$32,195
Insurance and investment contract liabilities	281,391	11,226	31,307	29,601	13,755	195,502
Borrowings	1,343	-	229	-	120	994
Interest payments on borrowings	778	25	99	99	50	505
Other long-term obligations	-	-	-	-	-	-
Total	$363,445	$21,892	$53,502	$41,198	$17,657	$229,196
Other
Borrowings	$27,900	$1,375	$3,218	$2,843	$3,339	$17,125
Interest payments on borrowings	15,352	574	2,062	1,843	841	10,032
Other long-term obligations	354	47	200	96	-	11
Total	$43,606	$1,996	$5,480	$4,782	$4,180	$27,168
Consolidated
Loss reserves(a)	$79,933	$10,641	$21,867	$11,498	$3,732	$32,195
Insurance and investment contract liabilities	281,391	11,226	31,307	29,601	13,755	195,502
Borrowings	29,243	1,375	3,447	2,843	3,459	18,119
Interest payments on borrowings	16,130	599	2,161	1,942	891	10,537
Other long-term obligations(b)	354	47	200	96	-	11
Total(c)	$407,051	$23,888	$58,982	$45,980	$21,837	$256,364

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

170 AIG | Second Quarter 2020 Form 10-Q

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

June 30, 2020		Amount of Commitment Expiring
	Total Amounts	Remainder	2021 -	2023 -
(in millions)	Committed	of 2020	2022	2024	2025	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$158	$143	$8	$-	$-	$7
Guarantees of indebtedness	58	57	1	-	-	-
All other guarantees(a)	16	-	16	-	-	-
Commitments:
Investment commitments(b)	6,702	2,156	3,254	1,174	92	26
Commitments to extend credit	3,802	1,124	1,545	852	148	133
Letters of credit	3	-	3	-	-	-
Other commercial commitments	9	1	5	3	-	-
Total(c)	$10,748	$3,481	$4,832	$2,029	$240	$166
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	79	79	-	-	-	-
All other guarantees	408	408	-	-	-	-
Commitments:
Investment commitments(b)	69	11	29	4	25	-
Commitments to extend credit	-	-	-	-	-	-
Letters of credit	197	11	-	186	-	-
Other commercial commitments	-	-	-	-	-	-
Total(c)(e)	$827	$509	$29	$190	$25	$74
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	237	222	8	-	-	7
Guarantees of indebtedness	58	57	1	-	-	-
All other guarantees(a)	424	408	16	-	-	-
Commitments:
Investment commitments(b)	6,771	2,167	3,283	1,178	117	26
Commitments to extend credit	3,802	1,124	1,545	852	148	133
Letters of credit	200	11	3	186	-	-
Other commercial commitments	9	1	5	3	-	-
Total(c)(e)	$11,575	$3,990	$4,861	$2,219	$265	$240

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

AIG | Second Quarter 2020 Form 10-Q 171

ITEM 2 | Liquidity and Capital Resources

(e)Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2020 is expected to be approximately $32 million for U.S. and non-U.S. plans.

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

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Six Months Ended June 30, 2020	December 31,		and	Foreign	Other		June 30,
(in millions)	2019	Issuances	Repayments	Exchange	Changes		2020
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,467	$4,067	$(350)	$(42)	$19		$24,161
Junior subordinated debt	1,542	-	-	(5)	-		1,537
AIG Japan Holdings Kabushiki Kaisha	344	-	-	5	-		349
AIGLH notes and bonds payable	282	-	-	-	-		282
AIGLH junior subordinated debt	361	-	-	-	-		361
Validus notes and bonds payable	353	-	-	-	(2)		351
Total AIG general borrowings	23,349	4,067	(350)	(42)	17		27,041
AIG borrowings supported by assets:(a)
Series AIGFP matched notes and bonds payable	21	-	-	-	-		21
GIAs, at fair value	2,003	66	(155)	-	202	(b)	2,116
Notes and bonds payable, at fair value	59	1	(2)	-	7	(b)	65
Total AIG borrowings supported by assets	2,083	67	(157)	-	209		2,202
Total debt issued or guaranteed by AIG	25,432	4,134	(507)	(42)	226		29,243
Other subsidiaries' notes, bonds, loans and
mortgages payable - not guaranteed by AIG	47	5	(47)	-	-		5
Total long-term debt	25,479	4,139	(554)	(42)	226		29,248
Debt of consolidated investment entities - not
guaranteed by AIG(c)	9,871	1,370	(1,364)	(28)	183	(d)	10,032
Total debt	$35,350	$5,509	$(1,918)	$(70)	$409		$39,280

(a)AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.4 billion and $1.5 billion at June 30, 2020 and December 31, 2019, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)Primarily represents adjustments to the fair value of debt.

(c)At June 30, 2020, includes debt of consolidated investment entities related to real estate investments of $3.1 billion, affordable housing partnership investments of $2.2 billion and other securitization vehicles of $4.7 billion. At December 31, 2019, includes debt of consolidated investment entities related to real estate investments of $3.2 billion, affordable housing partnership investments of $2.1 billion and other securitization vehicles of $4.6 billion.

(d)Includes the effect of consolidating previously unconsolidated partnerships.

172 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing long-term debt at June 30, 2020 of AIG for the next four quarters:

	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter
(in millions)	2020	2020	2021	2021	Total
AIG general borrowings	$638	$708	$1,499	$-	$2,845
AIG borrowings supported by assets	25	4	2	64	95
Other subsidiaries' notes, bonds, loans and mortgages payable	1	-	-	-	1
Total	$664	$712	$1,501	$64	$2,941

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

June 30, 2020		Remainder	Year Ending
(in millions)	Total	of 2020	2021	2022	2023	2024	2025	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$24,161	$1,346	$1,499	$1,512	$1,568	$998	$2,750	$14,488
Junior subordinated debt	1,537	-	-	-	-	-	-	1,537
AIG Japan Holdings Kabushiki Kaisha	349	-	229	-	-	-	120	-
AIGLH notes and bonds payable	282	-	-	-	-	-	-	282
AIGLH junior subordinated debt	361	-	-	-	-	-	-	361
Validus notes and bonds payable	351	-	-	-	-	-	-	351
Total AIG general borrowings	27,041	1,346	1,728	1,512	1,568	998	2,870	17,019
AIG borrowings supported by assets:
Series AIGFP matched notes and
bonds payable	21	-	-	-	-	-	-	21
GIAs, at fair value	2,116	29	155	52	128	149	589	1,014
Notes and bonds payable, at fair value	65	-	-	-	-	-	-	65
Total AIG borrowings supported by assets	2,202	29	155	52	128	149	589	1,100
Total debt issued or guaranteed by AIG	29,243	1,375	1,883	1,564	1,696	1,147	3,459	18,119
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans
and mortgages payable	5	1	2	1	1	-	-	-
Total debt not guaranteed by AIG	5	1	2	1	1	-	-	-
Total	$29,248	$1,376	$1,885	$1,565	$1,697	$1,147	$3,459	$18,119

AIG | Second Quarter 2020 Form 10-Q 173

ITEM 2 | Liquidity and Capital Resources

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

	A.M. Best	S&P	Fitch	Moody’s
National Union Fire Insurance Company of Pittsburgh, Pa.	A	A+	A	A2
Lexington Insurance Company	A	A+	A	A2
American Home Assurance Company	A	A+	A	A2
American General Life Insurance Company	A	A+	A+	A2
The Variable Annuity Life Insurance Company	A	A+	A+	A2
United States Life Insurance Company in the City of New York	A	A+	A+	A2
AIG Europe S.A.	NR	A+	NR	A2
American International Group UK Ltd.	A	A+	NR	A2
AIG General Insurance Co. Ltd.	NR	A+	NR	NR
Validus Reinsurance, Ltd.	A	A	NR	A2

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

174 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources see Part I, Item 1. Business — Regulation and Part I, Item 1A. Risk Factors — Regulation in our 2019 Annual Report, and Regulatory Environment below in this Quarterly Report on Form 10-Q.

Dividends

On February 12, 2020, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 30, 2020 to shareholders of record on March 16, 2020. On May 4, 2020, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 29, 2020 to shareholders of record on June 15, 2020. On August 3, 2020, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 30, 2020 to shareholders of record on September 17, 2020.

On February 12, 2020, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on March 16, 2020 to holders of record on February 28, 2020. On May 4, 2020, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on June 15, 2020 to holders of record on May 29, 2020. On August 3, 2020, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on September 15, 2020 to holders of record on August 31, 2020.

The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

Repurchases of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of approximately $1.5 billion. As of August 3, 2020, $1.5 billion remained under the authorization.

During the first quarter of 2020, we repurchased approximately 12 million shares of AIG Common Stock for an aggregate purchase price of $500 million under an ASR agreement executed in February 2020 with a third-party financial institution. We did not repurchase any shares of AIG Common Stock during the three-month period ended June 30, 2020.

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

AIG | Second Quarter 2020 Form 10-Q 175

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

For a further discussion of AIG’s risk management program see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2019 Annual Report.

Market Risk Management

Overview

Market risk is defined as the risk of adverse impact due to systemic movements in one or more of the following market risk drivers: equity and commodity prices, residential and commercial real estate values, interest rates, credit spreads, foreign exchange, inflation, and their respective levels of volatility.

We are engaged in a variety of insurance, investment and other financial services businesses that expose us to market risk, directly and indirectly. We are exposed to market risks primarily within our insurance and capital markets activities, on both the asset and the liability sides of our balance sheet through on- and off-balance sheet exposures. Within each business, the Risk Officer is responsible for creating a framework for proper identification of market risks, and ensuring that the risks are appropriately measured, monitored and managed, and are in accordance with the risk governance framework established by the Chief Market Risk Officer (CMRO).

The scope and magnitude of our market risk exposures is managed under a robust framework that contains defined risk limits and minimum standards for managing market risk in a manner consistent with our risk appetite statement. Our market risk management framework focuses on quantifying the financial repercussions of changes in the above mentioned market risk drivers.

Many of our market risk exposures, including exposures to changes in levels of interest rates and equity prices, are associated with the asset and liability exposures of our Life and Retirement companies. These exposures are generally long-term in nature. Examples of liability-related exposures include interest rate sensitive surrenders in our fixed deferred annuity product portfolio. Also, we have equity market risk sensitive surrenders in our variable annuity product portfolio. These interactive asset-liability types of risk exposures are regularly monitored in accordance with the risk governance framework noted above.

Risk Identification

Market risk focuses on quantifying the financial repercussions of changes in broad, external, predominantly market-observable variables. Financial repercussions can include an adverse impact on results of operations, financial condition, liquidity and capital of AIG.

176 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Enterprise Risk Management

Each of the following systemic risks is considered a market risk:

Equity prices

We are exposed to changes in equity market prices affecting a variety of instruments. Changes in equity prices can affect the valuation of publicly traded equity shares, investments in private equity, hedge funds, mutual funds, exchange-traded funds, alternative risk premia investment strategies, and other equity-linked capital market instruments as well as equity-linked insurance products, including but not limited to index annuities, variable annuities, indexed universal life insurance and variable universal life insurance.

Residential and commercial real estate values

Our investment portfolios are exposed to the risk of changing values in a variety of residential and commercial real estate investments. Changes in residential/commercial real estate prices can affect the valuation of residential/commercial mortgages, residential/commercial mortgage-backed securities and other structured securities with underlying assets that include residential/commercial mortgages, trusts that include residential/commercial real estate and/or mortgages, residential mortgage insurance and reinsurance contracts and commercial real estate investments.

Interest rates

Interest rate risk can arise from a mismatch in the interest rate exposure of assets versus liabilities. Lower interest rates generally result in lower investment income and make some of our product offerings less attractive to investors. Conversely, higher interest rates are typically beneficial for the opposite reasons. However, when rates rise quickly, there can be an asymmetric GAAP accounting effect where the existing securities lose market value, which is largely reported through Other comprehensive income, and the offsetting decrease in the value of certain liabilities may not be recognized. Changes in interest rates can affect the valuation of fixed maturity securities, financial liabilities, insurance contracts including but not limited to universal life, fixed rate annuities, variable annuities and derivative contracts. Additionally, for Variable Annuity, Index Annuity, and Equity Indexed Universal Life products, deviations in actual versus expected policyholder behavior can be driven by fluctuations in various market variables, including interest rates. Policies with guaranteed living benefit options or riders are also subject to the risk of actual benefit utilization being different than expected.

Credit spreads

Credit spreads measure an instrument’s risk premium or yield relative to that of a comparable duration, default-free instrument. Changes in credit spreads can affect the valuation of fixed maturity securities, including but not limited to corporate bonds, asset backed securities, mortgage-backed securities, AIG-issued debt obligations, credit derivatives, derivative credit valuation adjustments and economic valuation of insurance liabilities. Much like higher interest rates, wider credit spreads paired with unchanged expectations about default losses imply higher investment income in the long term. In the short term, quickly rising spreads will cause a loss in the value of existing fixed maturity securities, which is largely reported through Other comprehensive income. A precipitous widening of credit spreads may also signal a fundamental weakness in the credit worthiness of bond obligors, potentially resulting in default losses.

Foreign exchange (FX) rates

We are a globally diversified enterprise with income, assets and liabilities denominated in, and capital deployed in, a variety of currencies. Changes in FX rates can affect the valuation of a broad range of balance sheet and income statement items as well as the settlement of cash flows exchanged in specific transactions.

Commodity prices

Changes in commodity prices (the value of commodities) can affect the valuation of publicly-traded commodities, commodity indices, derivatives on commodities and commodity indices, and other commodity-linked investments and insurance contracts. We are exposed to commodity prices primarily through their impact on the prices and credit quality of commodity producers’ debt and equity securities in our investment portfolio.

Inflation

Changes in inflation can affect the valuation of fixed maturity securities, including AIG-issued debt obligations, derivatives and other contracts explicitly linked to inflation indices, and insurance contracts where the claims are linked to inflation either explicitly, via indexing, or implicitly, through medical costs or wage levels.

AIG | Second Quarter 2020 Form 10-Q 177

ITEM 2 | Enterprise Risk Management

Risk Measurement

Our market risk measurement framework was developed with the main objective of communicating the range and scale of our market risk exposures. At the firm-wide level, market risk is measured in a manner that is consistent with AIG’s risk appetite statement. This is designed to ensure that we remain within our stated risk tolerance levels and can determine how much additional market risk taking capacity is available within our framework. The framework measures our overall exposure to change in each of the systemic market risk factors on an economic basis.

In addition, we monitor risks through multiple lenses that include economic, GAAP and statutory reporting frameworks at various levels of business consolidation. This process aims to establish a comprehensive coverage of potential implications from adverse market risk developments.

We use a number of approaches to measure our market risk exposure, including:

Examples include:
Sensitivity analysis	measures the impact from a unit change in a market risk input

•a one basis point increase in yield on fixed maturity securities,

•a one basis point increase in credit spreads of fixed maturity securities, and

•a one percent increase in prices of equity securities.

Scenario analysis	uses historical, hypothetical, or forward-looking macroeconomic scenarios to assess and report exposures

•a 100 basis point parallel shift in the yield curve, or

•a 20 percent immediate and simultaneous decrease in world-wide equity markets.

Scenarios may also utilize a stochastic framework to arrive at a probability distribution of losses.

Stress testing	a special form of scenario analysis in which the scenarios are designed to lead to a material adverse outcome	•the stock market crash of October 1987 or the widening of yields or spreads of RMBS or CMBS during 2008.

178 AIG | Second Quarter 2020 Form 10-Q

ITEM 2 | Enterprise Risk Management

Market Risk Sensitivities

The following table provides estimates of sensitivity to changes in yield curves, equity prices and foreign currency exchange rates on our financial instruments and excludes approximately $173.6 billion and $169.4 billion as of June 30, 2020 and December 31, 2019, respectively, of insurance liabilities. AIG believes that the interest rate sensitivities of these insurance and other liabilities serve as an offset to the net interest rate risk of the financial assets presented in the table below. In addition, the table excludes $38.9 billion of interest rate sensitive assets and $1.4 billion of equity and alternative investments supporting the Fortitude Re funds withheld arrangements as the contractual returns related to the assets are transferred to Fortitude Re, as well as $42.0 billion of related funds withheld payable.

	Balance Sheet Exposure				Economic Effect
	June 30,		December 31,		June 30,	December 31,
(dollars in millions)	2020		2019		2020	2019
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$226,815		$255,743		$(13,890)	$(16,644)
Mortgage and other loans receivable(a)	39,915		43,441		(1,934)	(2,385)
Derivatives:
Interest rate contracts	1,065		451		(2,074)	(1,530)
Equity contracts	821		630		(338)	(360)
Other contracts	1,238		(64)		(72)	28
Total interest rate sensitive assets	$269,854	(b)	$300,201	(b)	$(18,308)	$(20,891)
Interest rate sensitive liabilities:
Policyholder contract deposits:
Investment-type contracts(a)	$(125,026)		$(126,137)		$9,873	$8,553
Variable annuity and other embedded
derivatives	(9,233)		(6,909)		2,163	2,118
Long-term debt(a) (c)	(27,900)		(24,092)		2,448	2,127
Total interest rate sensitive liabilities	$(162,159)		$(157,138)		$14,484	$12,798
Sensitivity factor					20% decline in stock prices and
					alternative investments
Derivatives:
Equity contracts(d)	$821		$630		$429	$426
Equity and alternative investments:
Real estate investments	7,779		8,491		(1,556)	(1,698)
Private equity	5,007		5,531		(1,001)	(1,106)
Hedge funds	2,002		3,314		(400)	(663)
Common equity	666		827		(133)	(165)
Other investments	979		913		(196)	(183)
Total derivatives, equity and alternative
investments	$17,254		$19,706		$(2,857)	$(3,389)

Policyholder contract deposits:
Variable annuity and other
embedded derivatives(d)	$(9,233)		$(6,909)		$(302)	$(215)
Total liability	$(9,233)		$(6,909)		$(302)	$(215)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Great Britain pound	$721		$1,812		$(72)	$(181)
Japanese yen	476		(46)		(48)	5
South Korea won	341		331		(34)	(33)
All other foreign currencies	1,090		1,832		(109)	(184)
Total foreign currency-denominated net
asset position(e)	$2,628		$3,929		$(263)	$(393)

AIG | Second Quarter 2020 Form 10-Q 179

ITEM 2 | Enterprise Risk Management

(a)The economic effect is the difference between the estimated fair value and the effect of a 100 bps parallel increase in all yield curves on the estimated fair value. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Long-term debt were $45,561 million, $140,039 million and $30,847 million at June 30, 2020, respectively. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Long-term debt were $43,783 million, $133,246 million and $26,427 million at December 31, 2019, respectively.

(b) At June 30, 2020, the analysis covered $269.9 billion of $314.2 billion interest-rate sensitive assets. As indicated above, excluded were $35.4 billion and $3.5 billion of fixed maturity securities and loans, respectively, supporting the Fortitude Re funds withheld arrangements. In addition, $3.2 billion of loans and $2.2 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2019, the analysis covered $300.2 billion of $306.3 billion interest-rate sensitive assets. Excluded were $3.5 billion of loans. In addition, $2.6 billion of assets across various asset categories were excluded due to modeling limitations.

(c)At June 30, 2020, the analysis excluded $643 million of AIGLH borrowings, $351 million of Validus borrowings, $5 million of borrowings from Glatfelter and $349 million of AIG Japan Holdings loans. At December 31, 2019, the analysis excluded $643 million of AIGLH borrowings, $353 million of Validus borrowings, $47 million of borrowings from Glatfelter and $344 million of AIG Japan Holdings loans.

(d)The balance sheet exposures for equity contracts and variable annuity and other embedded derivatives are also reflected under “Interest rate sensitive liabilities” above, and are not additive.

(e)The majority of the foreign currency exposure is reported on a one quarter lag.

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that actual financial impacts in any particular period will not exceed the amounts indicated above.

Interest rate sensitivity is defined as change in value with respect to a 100 basis point parallel shift up in the interest rate environment, calculated as: scenario value minus base value, where base value is the value under the yield curves as of the period end and scenario value is the value reflecting a 100 basis point parallel increase in all yield curves.

We evaluate our interest rate risk without considering effects of correlation of changes in levels of interest rate with other key market risks or other assumptions used for calculating the values of our financial assets and liabilities. This scenario does not measure changes in values resulting from non-parallel shifts in the yield curves, which could produce different results.

We evaluate our equity price risk without considering effects of correlation of changes in equity prices with other key market risks or other assumptions used for calculating the values of our financial assets and liabilities. The stress scenario does not reflect the impact of basis risk, such as projections about the future performance of the underlying contract holder funds and actual fund returns, which we use as a basis for developing our hedging strategy.

Foreign currency-denominated net asset position reflects our aggregated non-U.S. dollar assets less our aggregated non-U.S. dollar liabilities on a GAAP basis, with certain adjustments. We use a bottom-up approach in managing our foreign currency exchange rate exposures with the objective of protecting statutory surplus at the regulated insurance entity level. At the AIG consolidated level, we monitor our foreign currency exposures against single currency and aggregate currency portfolio limits.

Our foreign currency-denominated net asset position at June 30, 2020, decreased by $1.3 billion compared to December 31, 2019. The decrease was primarily due to a $1.1 billion decrease in our British pound position primarily due to: (i) the unwinding of debt hedges and (ii) the depreciation in market value of bonds primarily driven by widening credit spreads.

For illustrative purposes, we modeled our sensitivities based on a 100 basis point parallel increase in yield curves, a 20 percent decline in equity prices and prices of alternative assets, and a 10 percent depreciation of all foreign currency exchange rates against the U.S. dollar. The estimated results presented in the table above should not be taken as a prediction, but only as a demonstration of the potential effects of such events.

180 AIG | Second Quarter 2020 Form 10-Q

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

In particular, significant legislative and regulatory activity has occurred at both the U.S. federal and state levels, as well as globally, in response to COVID-19 and its impact on insurance consumers. For example, many state jurisdictions have issued regulations and guidance advising or requiring insurers to offer accommodations to policyholders adversely impacted by COVID-19, including requirements to defer payment of, or refund, premiums, postpone policy lapses, and have sought information and data from insurers on a number of topics, including operational preparedness, policyholder data, and other matters. A number of U.S. states have also passed legislation or issued other guidance that creates a presumption of coverage under workers’ compensation insurance for certain people impacted by COVID-19. In most cases, the presumption applies to first responders and medical professionals, but some states, including California and Illinois, apply the scope of the presumption more broadly, and efforts are underway in other states to further expand the scope of the presumption. Members of the U.S. Congress have held discussions and sought information with respect to business interruption, travel and other insurance lines impacted by the COVID-19 crisis and legislators both in the U.S. and overseas are discussing a number of potential loss-sharing programs, some of which contemplate participation by insurers, including a proposed pandemic risk insurance bill relating to business interruption and event cancellation insurance. In the EU and UK, insurance regulators have issued recommendations or requirements for insurance groups subject to their jurisdiction to temporarily suspend discretionary dividend payments and share buybacks for the benefit of shareholders, and variable remuneration policies such as cash bonuses. We cannot predict what form legal and regulatory responses to concerns about COVID-19 and related public health issues will take, or how such responses will impact our business. We continue to actively monitor these developments and to cooperate fully with all government authorities as they develop their responses.

In addition to the information set forth in this Quarterly Report on Form 10-Q, our regulatory status is also discussed in Part II, Item 1A. Risk Factors —COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto.

ERISA

We provide products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA), and/or the Internal Revenue Code of 1986, as amended (the Internal Revenue Code). Plans subject to ERISA include certain pension and profit sharing plans and welfare plans, including health, life and disability plans. As a result, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the DOL, the Internal Revenue Service (IRS) and the Pension Benefit Guaranty Corporation.

Standard of Care Developments

In our Life and Retirement business, we and our distributors are subject to laws and regulations regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these laws and regulations have been revised or reexamined while others have been newly adopted. We continue to closely follow these legislative and regulatory activities. Changes in standard of care requirements or new standards issued by governmental authorities, such as the DOL, the SEC, the NAIC or state regulators and/or legislators, may affect our businesses, results of operations and financial condition.

DOL Fiduciary Rule

In June 2020, the DOL issued final guidance consistent with the June 2018 decision of the Fifth Circuit Court of Appeals which vacated the DOL’s Fiduciary Rule that redefined who would be considered a “fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants and Individual Retirement Accounts. The DOL’s final guidance formally reinstated the

AIG | Second Quarter 2020 Form 10-Q 181

ITEM 2 | Regulatory Environment

previous five-part test for determining who is an investment advice fiduciary, and also reinstated related exemptions which had been modified by the vacated guidance. At the same time, the DOL proposed a new prohibited transaction exemption, for parties that qualify as investment advice fiduciaries, which is intended to align with the SEC’s Best Interest Regulation (see below) as well as other relevant standards of care requirements. The DOL’s proposed exemption would impose impartial conduct standards (including a best interest standard), as well as:

•disclosure obligations,

•a duty to establish, maintain, and follow policies and procedures intended to comply with the exemption, and

•a duty to perform an annual retrospective review for compliance with the exemption.

We are currently reviewing the DOL’s guidance, both for applicability and for the impact the exemption requirements, if applicable, may have on our businesses and operations. At this time, we believe that many of the processes and procedures we implemented for the SEC’s best interest regulation will satisfy some or all of the corresponding provisions in the DOL guidance, but implementation may still result in increased compliance costs for certain of our Life and Retirement businesses.

SEC Best Interest Regulation

On June 30, 2020, Regulation BI, which establishes new rules regarding the standard of care a broker must meet when making a recommendation to a retail customer in connection with the sale of a security or other covered recommendation, and Form CRS, which requires enhanced disclosure by broker-dealers and investment advisors regarding client relationships and certain conflicts of interest issues, became effective. Both had been adopted by the SEC in June 2019 as part of a package of final rulemakings and interpretations, at the same time as the SEC issued two interpretations under the Investment Advisers Act of 1940. The first interpretation addressed the standard of conduct applicable to SEC-registered investment advisors, including details regarding the fiduciary duty owed to clients, required disclosures and the advisor’s continuous monitoring obligations. The second interpretation clarified when investment advice would be considered “solely incidental” to brokerage activity for purposes of the broker-dealer exclusion from SEC investment advisor registration. These two SEC interpretations became final upon publication. The SEC has also issued multiple sets of FAQs on certain aspects of Regulation BI and Form CRS, and the SEC could provide additional guidance regarding these final rules and further clarify its interpretations through the issuance of additional FAQs and other publications.

We have evaluated the impact of the package of final rulemakings and interpretations on us and our customers, distribution partners and financial advisors, and have implemented and enhanced processes and procedures, where needed, to comply with the final rules and interpretations. These efforts and enhancements have resulted in increased compliance costs for Group Retirement.

State Developments

In February 2020, the NAIC adopted revisions to its Suitability in Annuity Transactions Model Regulation (#275) (NAIC Model) implementing a best interest standard of care applicable to sales and recommendations of annuities. The new NAIC Model conforms in large part to Regulation BI, providing that all recommendations by agents and insurers must be in the best interest of the consumer under known circumstances at the time an annuity recommendation is made, without placing their financial interests ahead of the consumers’ interest in making a recommendation. Specifically, the model requires agents and carriers to act with “reasonable diligence, care and skill” in making recommendations. The revisions also include enhancements to the current model’s supervision system to assist in compliance. Certain states have already adopted amendments to their suitability rules based on the NAIC Model revisions, and we expect that additional states will do so.

In addition, certain state insurance and/or securities regulators and legislatures have adopted, or are considering adoption of, their own best interest or fiduciary standards, some of which are broader in scope than the NAIC Model. For example, in July 2018, the NYDFS adopted a best interest standard of care regulation applicable to annuity and life transactions through issuance of the First Amendment to Insurance Regulation 187 – Suitability and Best Interests in Life Insurance and Annuity Transactions (Regulation 187). The compliance date for Regulation 187 was August 1, 2019 for annuity products and was February 1, 2020 for life products. As amended, Regulation 187 requires producers to act in their client’s best interest when making point-of-sale and in-force recommendations, and provide in writing the basis for the recommendation, as well as the facts and analysis to support the recommendation. The amended regulation also imposes additional duties on life insurance companies in relation to these transactions, such as requiring insurers to establish and maintain procedures designed to prevent financial exploitation and abuse. We have implemented and enhanced processes and procedures, where needed, designed to comply with this regulation.

Besides New York, other states have also adopted, or are considering adopting, legislative and/or regulatory proposals involving best interest or fiduciary duty standards with applicability to insurance producers, agents, financial advisors, investment advisers, broker-dealers and/or insurance companies. While many of them generally impose (or would impose) a best interest standard, not unlike the standard in Regulation BI and the NAIC Model, the proposals also reflect a variation of fiduciary and non-fiduciary standards, and they vary in scope, applicability and timing of implementation. We are closely monitoring these developments and evaluating their potential impacts on our products and services, our customers, distribution partners and financial advisors, and the life and retirement industry overall in the U.S.

182 AIG | Second Quarter 2020 Form 10-Q

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

Book value per common share, excluding accumulated other comprehensive income (AOCI) adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets and Book value per common share, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets and deferred tax assets (DTA) (Adjusted book value per common share) are non-GAAP measures and are used to show the amount of our net worth on a per-common share basis. Book value per common share, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets, is derived by dividing total AIG common shareholders’ equity, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets, by total common shares outstanding. Adjusted book value per common share is derived by dividing total AIG common shareholders’ equity, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets and DTA (Adjusted Common Shareholders’ Equity), by total common shares outstanding.

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

AIG | Second Quarter 2020 Form 10-Q 183

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

184 AIG | Second Quarter 2020 Form 10-Q

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

Reinstatement premiums Additional premiums payable to reinsurers or receivable from insurers to restore coverage limits that have been reduced or exhausted as a result of reinsured losses under certain excess of loss reinsurance contracts.

Reinsurance The practice whereby one insurer, the reinsurer, in consideration of a premium paid to that insurer, agrees to indemnify another insurer, the ceding company, for part or all of the liability of the ceding company under one or more policies or contracts of insurance which it has issued.

Retroactive Reinsurance See Deferred Gain on Retroactive Reinsurance.

Return on common equity – Adjusted after-tax income excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets and DTA (Adjusted return on common equity) is a non-GAAP measure and is used to show the rate of return on common shareholders’ equity. Adjusted return on common equity is derived by dividing actual or annualized adjusted after-tax income attributable to AIG common shareholders by average Adjusted Common Shareholders’ Equity.

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

AIG | Second Quarter 2020 Form 10-Q 185

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

186 AIG | Second Quarter 2020 Form 10-Q

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4 | Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2020. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG | Second Quarter 2020 Form 10-Q 187

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

COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto.

The COVID-19 crisis, and the governmental and regulatory responses thereto, are causing ongoing and severe economic and societal disruption accompanied by significant market volatility. We are continually assessing the impact and, due to the evolving and uncertain nature of the COVID-19 crisis, cannot estimate its ultimate impact on our business, financial condition and results of operations or the full extent to which the crisis has caused and will continue to cause certain risks to our global business, including those discussed in our Form 10-K for the fiscal year ended December 31, 2019 (2019 10-K), to be heightened or realized.

Adverse changes and developments affecting the global economy, including the significant global economic downturn, increased financial and capital markets volatility and widening credit spreads, individually and in the aggregate, have had and may continue to have negative effects on our overall investment portfolio. Within our investment portfolio, there is concentrated exposure to certain segments of the economy, including real estate and real estate-related securities, which exposes us to negative impacts from the deferral of mortgage payments, renegotiated commercial mortgage loans or outright mortgage defaults, as well as significant exposures to certain industries negatively impacted by the recent economic downturn, such as energy and utilities. Moreover, continued low interest rates or the slowdown in the U.S. or global economy, which may continue or increase in severity, have affected and may continue to adversely affect the values of, and cash flows derived from, the investment assets we hold. These circumstances may also lead to increased defaults or distressed situations among the investments in our investment portfolio. Finally, market volatility has created and may continue to create dislocations, decreases or variations in observable market activity or availability of information used in the valuation of our assets and liabilities, which could negatively impair the estimates and assumptions used to run our business or result in greater variability and subjectivity in our investment decisions.

Furthermore, market disruptions and uncertainty may negatively affect our credit ratings or ratings outlook or our ability to generate or access liquidity we may need to operate our business and meet our obligations, including to pay interest on our debt, discharge or refinance our maturing debt obligations, meet capital needs of our subsidiaries, and to satisfy our regulatory capital and liquidity ratios. If the economic downturn persists or worsens, or economic recovery is prolonged, an increased number of clients and policyholders may face difficulty paying insurance premiums and global regulators may seek to implement new or renew existing premium relief measures to alleviate such difficulties, especially as certain industries, such as travel, are dislocated, which could impair our cash flows. As a holding company, AIG Parent depends on dividends, distributions and other payments from its subsidiaries for its liquidity needs; these subsidiaries’ ability to pay dividends, make distributions or otherwise generate parent liquidity may, depending on the scope, severity and duration of the COVID-19 crisis, be reduced to the extent they are unable to generate sufficient distributable income or in the event regulators suspend or otherwise restrict dividends or other payments from subsidiaries to parent companies. We also depend on access to capital markets and other financing sources, including our $4.5 billion revolving syndicated credit facility, and access to these funding sources may become restricted or unavailable, and the terms on which additional financing is available may be adversely affected or limited, if the COVID-19 crisis continues to impair the global economy.

Our insurance businesses have and may continue to experience increased claim volume under our Life and Retirement Insurance products, which are offered primarily in the U.S., the jurisdiction that currently has the highest number of COVID-19 cases and deaths worldwide, and our General Insurance policies, which are offered both in the U.S. and internationally, including commercial property (business interruption), travel, trade credit, accident and health, workers’ compensation, directors and officers, event cancellation and

188 AIG | Second Quarter 2020 Form 10-Q

liability insurance. Beginning in March 2020 and continuing through the second quarter of 2020, we experienced an increase in mortality, which we expect to continue until the COVID-19 crisis subsides, and decreased demand for certain of our insurance product lines, such as travel insurance, and it is unclear when such demand will return. In addition, COVID-19 adversely affected our premiums and deposits in some of our insurance lines, including our Life and Retirement annuities. If the economic contraction continues or increases in severity, or the economic recovery is prolonged, we expect these impacts will continue in the third quarter of 2020 and possibly for the remainder of 2020 and beyond. Further, our policies with premium adjustment features tied to exposure levels, as is the case in certain specialty and casualty lines, may be triggered, resulting in premium reductions. In response to the COVID-19 crisis, we may also determine to make changes to underwriting guidelines or product design. We may also incur higher expenses in our insurance businesses and higher legal costs as a result of coverage disputes, including class actions and other proceedings that have been or may in the future be filed in the United States, the UK or other jurisdictions seeking coverage for COVID 19-related losses or alleging bad-faith denials of coverage for such losses.

While we seek to mitigate our exposure to loss through reinsurance, the availability of reinsurance relief will typically depend on several factors, including the timing and nature of how individual claims manifest, which may not be immediately known. Furthermore, due to the scope, severity and uncertain duration of the COVID-19 crisis, reinsurance may not be available or, if available, may be more difficult or costly to obtain in general or for certain types of coverage, such as natural catastrophes, going forward. In addition, reinsurance terms and conditions may change whereby, even if reinsurance is available, the coverage provided may not be the same or similar to the reinsurance terms and conditions currently available in the reinsurance market.

Increased economic uncertainty or increased unemployment resulting from the economic impacts of the COVID-19 crisis have and may continue to result in policyholders cancelling insurance policies or may result in policyholders seeking sources of liquidity such as policy loans and withdrawals at rates greater than expected. If policyholder behavior, including lapse and surrender rates, significantly exceed or vary from our expectations, it could have a material adverse effect on our business, requiring our subsidiaries to accelerate the amortization of deferred policy acquisition costs and record additional liabilities for future policy benefits.

Government officials have recommended or mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas, social distancing requirements, stay-at-home orders and similar measures. As a result, we implemented work-from-home business continuity plans for non-essential staff globally. Our results may be adversely impacted by these and other actions taken to contain or reduce the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. Moreover, the extended remote work environment puts stress on our business continuity plans and may prove them to be less effective than expected. Our business operations may also be significantly disrupted if our critical workforce, key vendors, third-party providers or other counterparties we transact business with, are unable to work effectively, including because of illness, quarantines, government and regulatory actions in response to COVID-19 or other reasons, or if the technology on which our remote business operations rely, some of which is developed and maintained by third parties, is disrupted or impaired or becomes unavailable. Certain pre-existing operational risks have been and may continue to be exacerbated, notably with respect to potential phishing or other cybersecurity-related events and our increased reliance on technology, including technology of our employees and service providers. Other pre-existing operational risks, such as privacy risk incidents, fraud, operational resilience and risks related to the operations and resiliency of our vendors, third-party providers and other counterparties, may also be exacerbated. Further, significant disruption to our businesses could adversely affect the timing or terms of, or our ability to execute, key business strategies, transactions and initiatives, such as AIG 200, resulting in higher costs or reduced savings or lower profit than was expected.

As we have noted in the past, legislative and regulatory initiatives and court decisions following major catastrophes (such as pandemics) could require us to pay insureds beyond the provisions of their original insurance policies and may prohibit the application of a deductible, resulting in inflated and unanticipated catastrophe claims; or impose other restrictions after the occurrence thereof, which would reduce our ability to mitigate exposure. For example, COVID-19 has given rise to the enactment or proposal of global regulatory measures intended to encourage or require insurers to assist policyholders adversely impacted by COVID-19 (in some cases with retroactive effect), including lapse, payment or rate increase moratoriums, premium refunds, contributions to relief funds and similar measures. The initiatives could impair our cash flows and, without regulatory relief, could reduce our subsidiaries’ capital ratios. In addition, in certain jurisdictions legislative initiatives have emerged requiring contribution to relief funds or threatening to require insurers to provide insurance coverage beyond the scope of the original contract by re-writing contracts on a retroactive basis, including with respect to the availability of business interruption coverage in commercial property policies, or creating insurance solutions prospectively. Such initiatives could result in requirements or restrictions that negatively impact our business operations or require us to pay beyond the provisions of original insurance policies and assumed reinsurance contracts.

Due to the evolving and uncertain nature of the COVID-19 crisis, we cannot estimate its ultimate impact at this time. Depending on the scope, severity and duration of the COVID-19 crisis, including the potential for a “second-wave” or subsequent resurgence of the virus, the events described above have and may continue to have an adverse effect, which could be material, on our business, results of operations and financial condition. In addition, we could experience other potential impacts as a result of COVID-19, including, but not limited to, potential impairment charges to the carrying amounts of goodwill, deferred tax assets, and increased reserve builds to levels that are difficult to accurately estimate. Further, new and potentially unforeseen risks beyond those described above and in our

AIG | Second Quarter 2020 Form 10-Q 189

2019 10-K may arise as a result of the COVID-19 crisis and the actions taken by governmental and regulatory authorities to mitigate its impact. Even after the crisis subsides, it is possible that the U.S. and other major economies will experience a prolonged recession or a prolonged economic recovery, in which event our businesses, results of operations and financial condition could be materially and adversely affected.

See also “Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events” Part I, Item 1A. Risk Factors in the 2019 10-K.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of $1.5 billion.

During the three-month period ended June 30, 2020, we did not repurchase any shares of AIG Common Stock or any warrants to purchase shares of AIG Common Stock under this authorization.

As of June 30, 2020, approximately $1.5 billion remained under the authorization. We did not repurchase any shares of AIG Common Stock or any warrants to purchase shares of AIG Common Stock from July 1, 2020 to August 3, 2020. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. The repurchase of AIG Common Stock and warrants to purchase shares of AIG Common Stock is also subject to the terms of AIG’s Series A 5.85% Non-Cumulative Preferred Stock (Series A Preferred Stock), pursuant to which AIG may not (other than in limited circumstances) purchase, redeem or otherwise acquire AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

ITEM 4 | Mine Safety Disclosures

Not applicable.

ITEM 5 | Other Information

In light of the COVID-19 crisis, including the significant global economic slowdown, our 2020 executive compensation program is designed to reflect the critical areas of focus that will define success in managing AIG through the current business environment.

Our 2020 short-term incentive (STI) program for the Executive Leadership Team (ELT) will capture results against three strategic priorities for AIG: liquidity, capital preservation and de-risking. Individual STI scores will continue to take into account each ELT member’s individual performance during the year, which will include specific business unit financial metrics.

The performance share units (PSUs) issued to the ELT in connection with our 2020 long-term incentive (LTI) program will be earned based on performance on two primary metrics over a 3-year performance period: relative tangible book value per share growth; and success in executing AIG 200, our global, multi-year and enterprise-wide program involving transformational change across AIG. Additionally, the 2020 PSUs include a relative total shareholder return metric that will adjust the payout up or down 10% if our total shareholder return for the performance period is in the top or bottom quartile, respectively, of our peers.

We were not required to disclose the information reported under this Item 5 in a report on Form 8-K during the period covered by this Form 10-Q. The information reported by us under this Item 5 is provided because we deem it to be of importance to our shareholders and would have otherwise reported such information under Item 7.01 of Form 8-K, “Regulation FD.”

190 AIG | Second Quarter 2020 Form 10-Q

ITEM 6 | Exhibits

Exhibit Index

Exhibit Number	Description	Location
3	Amended and Restated Certificate of Incorporation of American International Group, Inc.	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K, filed with the SEC on May 15, 2020 (File No. 1-8787).
10

(1) Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement by and between American General Life Insurance Company and Fortitude Reinsurance Company, Ltd., effective as of June 1, 2020**

Filed herewith.
	(2) Amended and Restated Non-Qualified Pension Plan (as amended July 2020)	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications*	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019 and (vi) the Notes to the Condensed Consolidated Financial Statements

Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

**Portions of this exhibit (indicated by asterisks) have been omitted as such information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

AIG | Second Quarter 2020 Form 10-Q 191

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

Dated: August 4, 2020

192 AIG | Second Quarter 2020 Form 10-Q