Form 10-Q
period 2020-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2020-11-06
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

As of November 2, 2020, there were 861,525,734 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

September 30, 2020

AIG | Third Quarter 2020 Form 10-Q 1

Part I – Financial Information

Item 1. | Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in millions, except for share data)	2020	2019
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $236 in 2020
(amortized cost: 2020 - $242,470; 2019 - $233,230)	$265,965	$251,086
Other bond securities, at fair value (See Note 5)	5,415	6,682
Equity securities, at fair value (See Note 5)	871	841
Mortgage and other loans receivable, net of allowance for credit losses of $797 in 2020 and $438 in 2019	45,590	46,984
Other invested assets (portion measured at fair value: 2020 - $7,064; 2019 - $6,827)	17,915	18,792
Short-term investments, including restricted cash of $214 in 2020 and $188 in 2019
(portion measured at fair value: 2020 - $7,214; 2019 - $5,343)	20,648	13,230
Total investments	356,404	337,615

Cash	3,191	2,856
Accrued investment income	2,324	2,334
Premiums and other receivables, net of allowance for credit losses and disputes of $215 in 2020 and $178 in 2019	11,827	10,274
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2020	34,707	-
Reinsurance assets - other, net of allowance for credit losses and disputes of $318 in 2020 and $151 in 2019	40,337	37,977
Deferred income taxes	12,958	13,146
Deferred policy acquisition costs	10,176	11,207
Other assets, net of allowance for credit losses of $52 in 2020, including restricted cash of $202 in 2020 and $243 in 2019
(portion measured at fair value: 2020 - $901; 2019 - $3,151)	13,270	16,383
Separate account assets, at fair value	92,036	93,272
Total assets	$577,230	$525,064
Liabilities:
Liability for unpaid losses and loss adjustment expenses, net of allowance for credit losses of $14 in 2020	$78,584	$78,328
Unearned premiums	20,093	18,269
Future policy benefits for life and accident and health insurance contracts	51,090	50,512
Policyholder contract deposits (portion measured at fair value: 2020 - $9,322; 2019 - $6,910)	158,205	151,869
Other policyholder funds	3,571	3,428
Fortitude Re funds withheld payable (portion measured at fair value: 2020 - $5,136)	42,543	-
Other liabilities (portion measured at fair value: 2020 - $600; 2019 - $1,100)	28,264	26,609
Long-term debt (portion measured at fair value: 2020 - $2,169; 2019 - $2,062)	28,731	25,479
Debt of consolidated investment entities	9,506	9,871
Separate account liabilities	92,036	93,272
Total liabilities	512,623	457,637
Contingencies, commitments and guarantees (See Note 11)	nil	nil

AIG shareholders’ equity:
Series A Non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares
authorized; shares issued: 2020 - 20,000 and 2019 - 20,000; liquidation preference $500	485	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2020 - 1,906,671,492 and
2019 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2020 - 1,045,222,917 shares; 2019 - 1,036,672,461 shares of common stock	(49,327)	(48,987)
Additional paid-in capital	81,368	81,345
Retained earnings	15,838	23,084
Accumulated other comprehensive income	10,978	4,982
Total AIG shareholders’ equity	64,108	65,675
Non-redeemable noncontrolling interests	499	1,752
Total equity	64,607	67,427
Total liabilities and equity	$577,230	$525,064

See accompanying Notes to Condensed Consolidated Financial Statements.

2 AIG | Third Quarter 2020 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per common share data)	2020	2019	2020	2019
Revenues:
Premiums	$6,677	$7,617	$21,527	$23,117
Policy fees	648	733	2,152	2,237
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	3,342	3,408	9,100	11,032
Net investment income - Fortitude Re funds withheld assets*	458	-	574	-
Total net investment income	3,800	3,408	9,674	11,032
Net realized capital gains (losses):
Net realized capital gains (losses) - excluding Fortitude Re funds withheld assets	(498)	929	1,430	887
Net realized capital gains (losses) on Fortitude Re funds withheld assets*	32	-	128	-
Net realized capital gains (losses) on Fortitude Re funds withheld embedded
derivative*	(656)	-	(1,493)	-
Total net realized capital gains (losses)	(1,122)	929	65	887
Other income	218	227	642	658
Total revenues	10,221	12,914	34,060	37,931
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,872	6,892	18,718	19,373
Interest credited to policyholder account balances	882	966	2,757	2,873
Amortization of deferred policy acquisition costs	707	1,252	3,323	3,980
General operating and other expenses	1,991	2,187	6,231	6,380
Interest expense	379	348	1,099	1,057
(Gain) loss on extinguishment of debt	(2)	-	15	13
Net loss on sale or disposal of divested businesses	24	9	8,652	4
Total benefits, losses and expenses	9,853	11,654	40,795	33,680
Income (loss) from continuing operations before income tax expense (benefit)	368	1,260	(6,735)	4,251
Income tax expense (benefit)	74	287	(918)	950
Income (loss) from continuing operations	294	973	(5,817)	3,301
Income (loss) from discontinued operations, net of income taxes	5	-	4	(1)
Net income (loss)	299	973	(5,813)	3,300
Less:
Net income from continuing operations attributable to
noncontrolling interests	11	317	78	881
Net income (loss) attributable to AIG	288	656	(5,891)	2,419
Less: Dividends on preferred stock	7	8	22	15
Net income (loss) attributable to AIG common shareholders	$281	$648	$(5,913)	$2,404

Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$0.31	$0.74	$(6.80)	$2.74
Income (loss) from discontinued operations	$0.01	$-	$-	$-
Net income (loss) attributable to AIG common shareholders	$0.32	$0.74	$(6.80)	$2.74
Diluted:
Income (loss) from continuing operations	$0.31	$0.72	$(6.80)	$2.71
Income (loss) from discontinued operations	$0.01	$-	$-	$-
Net income (loss) attributable to AIG common shareholders	$0.32	$0.72	$(6.80)	$2.71
Weighted average shares outstanding:
Basic	867,713,308	877,009,495	869,627,926	876,262,372
Diluted	873,130,950	895,814,410	869,627,926	887,221,116

* Represents activity subsequent to the deconsolidation of Fortitude Re on June 2, 2020.

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Third Quarter 2020 Form 10-Q 3

American International Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Net income (loss)	$299	$973	$(5,813)	$3,300
Other comprehensive income, net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which allowance for credit losses was taken	79	-	(154)	-
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which other-than-temporary credit impairments were taken	-	(2)	-	756
Change in unrealized appreciation of all other investments	1,385	656	5,925	6,278
Change in foreign currency translation adjustments	352	(34)	206	1
Change in retirement plan liabilities adjustment	(1)	7	1	14
Change in fair value of liabilities under fair value option attributable to changes in
own credit risk	1	1	2	(1)
Other comprehensive income	1,816	628	5,980	7,048
Comprehensive income	2,115	1,601	167	10,348
Comprehensive income attributable to noncontrolling interests	18	321	62	901
Comprehensive income attributable to AIG	$2,097	$1,280	$105	$9,447

See accompanying Notes to Condensed Consolidated Financial Statements.

4 AIG | Third Quarter 2020 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Three Months Ended September 30, 2020
Balance, beginning of period	$485	$4,766	$(49,327)	$81,294	$15,847	$9,169	$62,234	$584	$62,818
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	-	-	-	-	-
Preferred stock issued	-	-	-	-	-	-	-	-	-
Common stock issued under stock plans	-	-	-	(1)	-	-	(1)	-	(1)
Purchase of common stock	-	-	-	-	-	-	-	-	-
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	288	-	288	11	299
Dividends on preferred stock	-	-	-	-	(7)	-	(7)	-	(7)
Dividends on common stock	-	-	-	-	(276)	-	(276)	-	(276)
Other comprehensive income	-	-	-	-	-	1,809	1,809	7	1,816
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(28)	(28)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(71)	(71)
Other	-	-	-	75	(14)	-	61	(4)	57
Balance, end of period	$485	$4,766	$(49,327)	$81,368	$15,838	$10,978	$64,108	$499	$64,607

Nine Months Ended September 30, 2020
Balance, beginning of year	$485	$4,766	$(48,987)	$81,345	$23,084	$4,982	$65,675	$1,752	$67,427
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	(487)	-	(487)	-	(487)
Preferred stock issued	-	-	-	-	-	-	-	-	-
Common stock issued under stock plans	-	-	167	(265)	-	-	(98)	-	(98)
Purchase of common stock	-	-	(500)	-	-	-	(500)	-	(500)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	-	(5,891)	-	(5,891)	78	(5,813)
Dividends on preferred stock	-	-	-	-	(22)	-	(22)	-	(22)
Dividends on common stock	-	-	-	-	(827)	-	(827)	-	(827)
Other comprehensive income (loss)	-	-	-	-	-	5,996	5,996	(16)	5,980
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(1,199)	(1,199)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	4	4
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(113)	(113)
Other	-	-	(7)	288	(19)	-	262	(7)	255
Balance, end of period	$485	$4,766	$(49,327)	$81,368	$15,838	$10,978	$64,108	$499	$64,607

AIG | Third Quarter 2020 Form 10-Q 5

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)(continued)

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Three Months Ended September 30, 2019
Balance, beginning of period	$485	$4,766	$(48,991)	$81,211	$22,077	$4,991	$64,539	$1,566	$66,105
Preferred stock issued	-	-	-	-	-	-	-	-	-
Common stock issued under stock plans	-	-	1	-	-	-	1	-	1
Purchase of common stock	-	-	-	-	-	-	-	-	-
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	656	-	656	317	973
Dividends on preferred stock	-	-	-	-	(8)	-	(8)	-	(8)
Dividends on common stock	-	-	-	-	(278)	-	(278)	-	(278)
Other comprehensive income	-	-	-	-	-	624	624	4	628
Current and deferred income taxes	-	-	-	-	-	-	-	-	-
Net decrease due to acquisitions
and consolidations	-	-	-	-	-	-	-	(18)	(18)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	11	11
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(37)	(37)
Other	-	-	1	76	(8)	-	69	(1)	68
Balance, end of period	$485	$4,766	$(48,989)	$81,287	$22,439	$5,615	$65,603	$1,842	$67,445

Nine Months Ended September 30, 2019
Balance, beginning of year	$-	$4,766	$(49,144)	$81,268	$20,884	$(1,413)	$56,361	$948	$57,309
Preferred stock issued	485	-	-	-	-	-	485	-	485
Common stock issued under stock plans	-	-	154	(231)	-	-	(77)	-	(77)
Purchase of common stock	-	-	-	-	-	-	-	-	-
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	2,419	-	2,419	881	3,300
Dividends on preferred stock	-	-	-	-	(15)	-	(15)	-	(15)
Dividends on common stock	-	-	-	-	(835)	-	(835)	-	(835)
Other comprehensive income	-	-	-	-	-	7,028	7,028	20	7,048
Current and deferred income taxes	-	-	-	-	-	-	-	-	-
Net increase due to acquisitions
and consolidations	-	-	-	-	-	-	-	78	78
Contributions from noncontrolling interests	-	-	-	-	-	-	-	13	13
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(106)	(106)
Other	-	-	1	250	(14)	-	237	8	245
Balance, end of period	$485	$4,766	$(48,989)	$81,287	$22,439	$5,615	$65,603	$1,842	$67,445

See accompanying Notes to Condensed Consolidated Financial Statements.

6 AIG | Third Quarter 2020 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(5,813)	$3,300
(Income) loss from discontinued operations	(4)	1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net gain on sales of securities available for sale and other assets	(675)	(600)
Net loss on sale or disposal of divested businesses	8,652	4
Losses on extinguishment of debt	15	13
Unrealized (gains) losses in earnings - net	72	(273)
Equity in loss from equity method investments, net of dividends or distributions	210	90
Depreciation and other amortization	3,223	3,833
Impairments of assets	79	237
Changes in operating assets and liabilities:
Insurance reserves	1,818	(2,146)
Premiums and other receivables and payables - net	2,152	(42)
Reinsurance assets and funds held under reinsurance contracts	(2,148)	(1,200)
Capitalization of deferred policy acquisition costs	(3,256)	(4,181)
Current and deferred income taxes - net	(1,793)	757
Other, net	(300)	(582)
Total adjustments	8,049	(4,090)
Net cash provided by (used in) operating activities	2,232	(789)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	17,303	17,498
Other securities	2,256	5,230
Other invested assets	3,159	3,345
Divested businesses, net	2,119	2
Maturities of fixed maturity securities available for sale	19,441	18,165
Principal payments received on and sales of mortgage and other loans receivable	5,177	4,233
Purchases of:
Available for sale securities	(43,228)	(41,612)
Other securities	(562)	(723)
Other invested assets	(2,197)	(2,662)
Mortgage and other loans receivable	(4,072)	(6,512)
Net change in short-term investments	(7,368)	(4,586)
Other, net	2,751	2,829
Net cash used in investing activities	(5,221)	(4,793)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	14,014	17,297
Policyholder contract withdrawals	(12,184)	(12,474)
Issuance of long-term debt and debt of consolidated investment entities	5,625	2,564
Repayments of long-term debt and debt of consolidated investment entities	(3,249)	(2,421)
Issuance of preferred stock, net of issuance costs	-	485
Purchase of common stock	(500)	-
Dividends paid on preferred stock	(22)	(15)
Dividends paid on common stock	(827)	(835)
Other, net	425	1,354
Net cash provided by financing activities	3,282	5,955
Effect of exchange rate changes on cash and restricted cash	27	39
Net increase in cash and restricted cash	320	412
Cash and restricted cash at beginning of year	3,287	3,358
Cash and restricted cash at end of period	$3,607	$3,770
AIG | Third Quarter 2020 Form 10-Q 7

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)(continued)

Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Nine Months Ended September 30,
(in millions)	2020	2019
Cash	$3,191	$3,361
Restricted cash included in Short-term investments*	214	64
Restricted cash included in Other assets*	202	345
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$3,607	$3,770

Cash paid during the period for:
Interest	$829	$1,012
Taxes	$875	$193
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions	$1,008	$-
Fixed maturity securities received in connection with reinsurance transactions	$336	$-
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,425	$2,507

* Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to our affordable housing investments.

See accompanying Notes to Condensed Consolidated Financial Statements.

8 AIG | Third Quarter 2020 Form 10-Q

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

Certain of our foreign subsidiaries included in the Condensed Consolidated Financial Statements report on the basis of a fiscal period ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Condensed Consolidated Financial Statements has been considered for adjustment and/or disclosure. In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Operating results for the nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, especially when considering the risks and uncertainties associated with COVID-19 and the impact it may have on our business, results of operations and financial condition.

We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2020 and prior to the issuance of these Condensed Consolidated Financial Statements.

Sales/disposals of Businesses

Fortitude Holdings

On June 2, 2020, we completed the sale of a majority of the interests in Fortitude Group Holdings, LLC (Fortitude Holdings) to Carlyle FRL, L.P. (Carlyle FRL), an investment fund advised by an affiliate of The Carlyle Group Inc. (Carlyle), and T&D United Capital Co., Ltd. (T&D), a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the Majority Interest Fortitude Sale). AIG established Fortitude Reinsurance Company Ltd. (Fortitude Re), a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Legacy Portfolio. As of September 30, 2020, approximately $30.6 billion of reserves from AIG’s Legacy Life and Retirement Run-Off Lines and approximately $4.1 billion of reserves from AIG’s Legacy General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Legacy Portfolio. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, following the closing of the Majority Interest Fortitude Sale, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.

AIG | Third Quarter 2020 Form 10-Q 9

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

AIG recorded a total after-tax reduction to total AIG shareholders’ equity of $4.3 billion related to the sale of the majority interest in and deconsolidation of Fortitude Holdings in the second quarter of 2020. The impact to equity was primarily due to a $6.7 billion after-tax loss partially offset by a $2.4 billion increase in accumulated other comprehensive income (AOCI) due to the release of shadow adjustments primarily related to future policy benefits. The $6.7 billion after-tax loss was comprised of (i) a $2.7 billion loss related to the write-off of prepaid insurance assets and deferred policy acquisition costs (DAC) upon deconsolidation of Fortitude Holdings and (ii) $4.0 billion related to the loss on the sale primarily as a result of increases in Fortitude Holdings’ equity principally related to mark to market movements from the December 31, 2018 date as of which Fortitude Holdings’ equity was calculated for purposes of the purchase price determination, through the June 2, 2020 closing date.

In connection with the Majority Interest Fortitude Sale, AIG, Fortitude Holdings, and TCG agreed that, effective as of the closing, (i) AIG’s investment commitment targets under the 2018 Fortitude Sale (whereby AIG had agreed to invest certain amounts into various Carlyle strategies and to make certain minimum investment management fee payments by November 2021) were assumed by Fortitude Holdings and AIG was released therefrom, (ii) the purchase price adjustment that AIG had agreed to provide TCG in the 2018 Fortitude Sale (whereby AIG had agreed to reimburse TCG for adverse development in property casualty related reserves, based on an agreed methodology, that may occur on or prior to December 31, 2023, up to the value of TCG’s investment in Fortitude Holdings) has been terminated, and (iii) TCG remains obligated to pay AIG $115 million of deferred consideration upon settlement of the post-closing purchase price adjustment referred to above. This latter amount is composed of $95 million of deferred consideration contemplated as part of the 2018 Fortitude Sale, together with $19.9 million in respect of TCG’s 19.9 percent share of the unpaid portion of the $500 million non-pro rata dividend to be paid to AIG under the 2018 Fortitude Sale (TCG paid $79.6 million to AIG on May 26, 2020). In addition, the 2018 capital maintenance agreement between AIG and Fortitude Re and the letters of credit issued in support of Fortitude Re and subject to reimbursement by AIG in the event of a drawdown were terminated as of the closing of the Majority Interest Fortitude Sale. Upon closing of the Majority Interest Fortitude Sale, AIG entered into a transition services agreement with Fortitude Holdings for the provision of transition services for a period after closing, and letter of credit agreements with certain financial institutions, which issued letters of credit in support of certain General Insurance subsidiaries that have reinsurance agreements in place with Fortitude Re in the amount of $600 million. These letters of credit are subject to reimbursement by AIG in the event of a drawdown by these insurance subsidiaries.

Following closing, in the second quarter of 2020, AIG contributed $700 million of the proceeds of the Majority Interest Fortitude Sale to certain of its General Insurance subsidiaries and $135 million of the proceeds of the Majority Interest Fortitude Sale to certain of its Life and Retirement subsidiaries.

For further discussion on the sale of Fortitude Holdings see Note 7 to the Condensed Consolidated Financial Statements.

Blackboard

At the end of March 2020, Blackboard U.S. Holdings, Inc. (Blackboard), AIG’s technology-driven subsidiary, was placed into run-off. As a result of this decision, during the three months ended March 31, 2020 and the nine months ended September 30, 2020, AIG recognized a pre-tax loss of $210 million, primarily consisting of asset impairment charges.

Life and Retirement

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. For further discussion see Note 16 to the Condensed Consolidated Financial Statements.

10 AIG | Third Quarter 2020 Form 10-Q

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

• reinsurance assets;

• impairment charges, including impairments on other invested assets and goodwill;

• allowances for credit losses primarily on loans, available for sale fixed maturity securities, reinsurance assets and premiums and other receivables;

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

AIG | Third Quarter 2020 Form 10-Q 11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

The following table provides a rollforward of our allowance, including credit losses, in connection with the adoption of the Financial Instruments Credit Losses Standard as well as cross references to the applicable notes herein for additional information:

Three Months Ended September 30, 2020	Balance,	Cumulative Effect	Purchased Credit	Incremental Increase	Write-offs and	Balance,
	Beginning	Adjustment as of	Deteriorated Initial	(Decrease) Recognized	Other Changes	End of
(in millions)	of Period	January 1, 2020	Allowance	in Income	in the Allowance(h)	Period
Securities available for sale(a)	$198	$-	$-	$81	$(43)	$236
Mortgage and other loan receivables(b)	794	-	-	3	-	797
Reinsurance recoverables (inclusive of
deposit accounted assets)(c)	364	-	-	-	6	370
Premiums and other receivables(d)	212	-	-	7	(4)	215
Contractual deductible recoverables(e)	14	-	-	-	-	14
Commercial mortgage loan commitments(f)	58	-	-	8	-	66
Total	$1,640	$-	$-	$99	$(41)	$1,698

Nine Months Ended September 30, 2020
Securities available for sale(a)	$-	$-	$33	$310	$(107)	$236
Mortgage and other loan receivables(b)	438	318	-	53	(12)	797
Reinsurance recoverables (inclusive of
deposit accounted assets)(c)	151	224	-	5	(10)	370
Premiums and other receivables(d)	178	34	-	9	(6)	215
Contractual deductible recoverables(e)	-	14	-	-	-	14
Commercial mortgage loan commitments(f)	-	51	-	14	1	66
Total	$767	$641	$33	$391	$(134)	$1,698
Secondary impacts to certain long-duration
insurance contracts(g)		(27)
Tax impact		(127)
Total cumulative effect adjustment		$487

(a)The allowance for credit losses is reported in Bonds available for sale in the Condensed Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Net realized capital gains (losses) in the Condensed Consolidated Statements of Income. Refer to Note 5 for additional information.

(b) The allowance for credit losses is reported in Mortgage and other loans receivable in the Condensed Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Net realized capital gains (losses) in the Condensed Consolidated Statements of Income. Refer to Note 6 for additional information.

(c) The allowance for credit losses is reported in Reinsurance assets – other and Reinsurance assets – Fortitude Re for reinsurance contracts that contain sufficient insurance risk, and reported in Other assets for insurance and reinsurance contracts that do not contain sufficient insurance risk in the Condensed Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Policyholder benefits and losses incurred for reinsurance contracts that do contain sufficient insurance risk and premiums for contracts that do not contain sufficient insurance risk in the Condensed Consolidated Statements of Income. Refer to Note 7 for additional information.

(d) The allowance for credit losses is reported in Premiums and other receivables in the Condensed Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in General operating and other expenses in the Condensed Consolidated Statements of Income. Refer to Note 2 for additional information.

(e) The allowance for credit losses is reported in Liability for unpaid losses and loss adjustment expenses in the Condensed Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income. Refer to Note 10 for additional information.

(f) The allowance for credit losses is reported in Other liabilities in the Condensed Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Net realized capital gains (losses) in the Condensed Consolidated Statements of Income. Refer to Note 6 for additional information.

(g) This reflects adjustments to the amortization of DAC, unearned revenue reserve and sales inducement assets as well as impacts on the future policy benefits for certain universal life and variable annuity contracts.

(h) A write-off does not generally result in an incremental loss to AIG. Prior to a write-off occurring, the allowance for the credit loss is increased or decreased to reflect AIG’s expectation of the credit loss to be incurred. Accordingly, when a write-off occurs, the allowance is reversed for the same amount, resulting in no incremental loss to AIG.

12 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

The following presents the impact of the adoption of the standard on premiums and other receivables.

Premiums and other receivables — Credit Losses

Premiums and other receivables, net of allowance for credit losses include premium balances receivable, amounts due from agents and brokers and policyholders, trade receivables for the Direct Investment book and Global Capital Markets (GCM) and other receivables. Trade receivables for GCM include cash collateral posted to derivative counterparties that is not eligible to be netted against derivative liabilities. The allowance for credit losses and disputes for premiums and other receivables was $215 million at September 30, 2020. Our allowance for credit losses for premium receivables considers a combination of internal and external information relating to past events, current conditions and reasonable and supportable forecasts. Our allowance contemplates our contractual provisions. Upon default or delinquency of the policyholder we may be able to cease coverage for the remaining period. In certain jurisdictions we are unable to cancel coverage even in the event of delinquency or default by the policyholder. We consider premium and other receivable balances to be past due if the payment is not received after 90 days from the contractual obligation due date and record an allowance for disputes when there is reasonable uncertainty of the collectability of a disputed amount during the reporting period.

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

AIG | Third Quarter 2020 Form 10-Q 13

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

• Simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations, but no longer requires an impairment test.

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

In September 2020, the FASB affirmed its proposal to defer the effective date of the standard to January 1, 2023, which the FASB initially proposed in an exposure draft in July 2020. We are currently evaluating the change in the effective date on our implementation efforts. We have started our implementation efforts and we are evaluating the method of adoption and impact of the standard on our reported consolidated financial condition, results of operations, cash flows and required disclosures. The adoption of this standard is expected to have a significant impact on our consolidated financial condition, results of operations, cash flows and required disclosures, as well as systems, processes and controls.

Income Tax

On December 18, 2019, the FASB issued an accounting standard that simplifies the accounting for income taxes by eliminating certain exceptions to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also simplified other areas including the accounting for franchise taxes and enacted tax laws or rates, and clarified the accounting for transactions that result in the step-up in the tax basis of goodwill. The standard is effective on January 1, 2021, with early adoption permitted. We do not expect the impact of the standard to be material to our consolidated financial condition, results of operations and cash flows.

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

14 AIG | Third Quarter 2020 Form 10-Q

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

GOODWILL

We performed our annual goodwill impairment tests of all reporting units in the third quarter of 2020 using a combination of both qualitative and quantitative assessments and concluded that our goodwill was not impaired. Our goodwill balance was $4.0 billion at September 30, 2020. For further information on goodwill see Note 13 to the Consolidated Financial Statements in the 2019 Annual Report.

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

• International — consists of regional insurance businesses in Japan, the UK, Europe, Asia Pacific, Latin America and Caribbean, Middle East and Africa, and China. This also includes the results of Talbot Holdings, Ltd.

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

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. For further discussion see Note 16 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2020 Form 10-Q 15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Other Operations

Other Operations consists primarily of:

• Income from assets held by AIG Parent and other corporate subsidiaries.

• General operating expenses not attributable to AIG reporting segments.

• Certain compensation expenses attributable to Other Operations and reporting segments.

• Amortization of value of distribution network acquired related to the Validus and Glatfelter acquisitions.

• Interest expense attributable to AIG long-term debt as well as debt associated with consolidated investment entities.

• Results also include Blackboard and its subsidiaries which are focused on delivering commercial insurance solutions using digital technology, data analytics and automation. At the end of March 2020, Blackboard was placed into run-off.

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

• Legacy Life and Retirement Run-Off Lines — Currently, the remaining legacy business not reinsured to Fortitude Holdings includes reserves that consist of certain structured settlements, pension risk transfer annuities, whole life and other small blocks of life and accident & health product lines.

• Legacy General Insurance Run-Off Lines — Currently, the remaining legacy business not reinsured to Fortitude Holdings includes reserves that consist of excess workers’ compensation, environmental exposures and exposures to other products within General Insurance that are no longer actively marketed. Also includes the remaining reserves in Eaglestone Reinsurance Company.

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

16 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended September 30,	2020		2019
		Adjusted		Adjusted
	Total	Pre-tax	Total	Pre-tax
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
General Insurance
North America	$3,417	$399	$3,878	$435
International	3,275	17	3,537	72
Total General Insurance	6,692	416	7,415	507
Life and Retirement
Individual Retirement	1,480	533	1,416	387
Group Retirement	758	338	726	203
Life Insurance	1,076	5	1,037	(7)
Institutional Markets	556	99	654	63
Total Life and Retirement	3,870	975	3,833	646
Other Operations	128	(426)	139	(454)
Legacy Portfolio	214	89	751	93
AIG Consolidation and elimination	(148)	(136)	(81)	(46)
Total AIG Consolidated adjusted revenues and adjusted pre-tax income	10,756	918	12,057	746
Reconciling items from adjusted pre-tax income to pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	14	15	25	12
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized capital gains (losses)	-	78	-	(65)
Changes in the fair value of equity securities	119	119	(51)	(51)
Other income (expense) - net	23	-	16	-
Gain on extinguishment of debt	-	2	-	-
Net investment income on Fortitude Re funds withheld assets(a)	458	458	-	-
Net realized capital gains (losses) on Fortitude Re funds withheld assets(a)	32	32	-	-
Net realized capital gains (losses) on Fortitude Re funds withheld embedded
derivative(a)	(656)	(656)	-	-
Net realized capital gains (losses)(b)	(525)	(514)	867	881
Loss from divested businesses	-	(24)	-	(9)
Non-operating litigation reserves and settlements	-	(1)	-	(5)
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	30	-	59
Net loss reserve discount benefit (charge)	-	31	-	(235)
Integration and transaction costs associated with acquired businesses	-	(1)	-	(3)
Restructuring and other costs	-	(100)	-	(67)
Non-recurring costs related to regulatory or accounting changes	-	(19)	-	(3)
Revenues and Pre-tax income	$10,221	$368	$12,914	$1,260

AIG | Third Quarter 2020 Form 10-Q 17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Nine Months Ended September 30,	2020		2019
		Adjusted		Adjusted
	Total	Pre-Tax	Total	Pre-Tax
(in millions)	Revenues	Income (Loss)	Revenues	Income (Loss)
General Insurance
North America	$9,908	$813	$12,001	$2,087
International	9,706	279	10,743	668
Total General Insurance	19,614	1,092	22,744	2,755
Life and Retirement
Individual Retirement	4,183	1,389	4,233	1,483
Group Retirement	2,164	695	2,225	728
Life Insurance	3,280	51	3,264	195
Institutional Markets	2,964	295	2,143	213
Total Life and Retirement	12,591	2,430	11,865	2,619
Other Operations	305	(1,436)	422	(1,256)
Legacy Portfolio	1,197	(22)	2,197	324
AIG Consolidation and elimination	(262)	(171)	(257)	(172)
Total AIG Consolidated adjusted revenues and adjusted pre-tax income	33,445	1,893	36,971	4,270
Reconciling items from adjusted pre-tax income to pre-tax income (loss):
Changes in fair value of securities used to hedge guaranteed
living benefits	42	24	214	183
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized capital gains (losses)	-	(205)	-	(39)
Changes in the fair value of equity securities	(16)	(16)	6	6
Other income (expense) - net	46	-	27	-
Loss on extinguishment of debt	-	(15)	-	(13)
Net investment income on Fortitude Re funds withheld assets(a)	574	574	-	-
Net realized capital gains (losses) on Fortitude Re funds withheld assets(a)	128	128	-	-
Net realized capital gains (losses) on Fortitude Re funds withheld embedded
derivative(a)	(1,493)	(1,493)	-	-
Net realized capital gains(b)	1,328	1,369	713	758
loss from divested businesses	-	(8,652)	-	(4)
Non-operating litigation reserves and settlements	6	5	-	(6)
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	71	-	211
Net loss reserve discount charge	-	(41)	-	(920)
Integration and transaction costs associated with acquired businesses	-	(7)	-	(16)
Restructuring and other costs	-	(324)	-	(174)
Non-recurring costs related to regulatory or accounting changes	-	(46)	-	(5)
Revenues and Pre-tax income (loss)	$34,060	$(6,735)	$37,931	$4,251

(a) Represents activity subsequent to the deconsolidation of Fortitude Re on June 2, 2020.

(b) Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG (Fortitude Re funds withheld assets).

18 AIG | Third Quarter 2020 Form 10-Q

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

AIG | Third Quarter 2020 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2020				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$33	$5,102	$-	$-	$-	$5,135
Obligations of states, municipalities and political subdivisions	-	13,990	2,183	-	-	16,173
Non-U.S. governments	41	15,126	7	-	-	15,174
Corporate debt	-	159,991	2,115	-	-	162,106
RMBS	-	20,759	12,655	-	-	33,414
CMBS	-	14,796	981	-	-	15,777
CDO/ABS	-	8,833	9,353	-	-	18,186
Total bonds available for sale	74	238,597	27,294	-	-	265,965
Other bond securities:
U.S. government and government sponsored entities	-	1,870	-	-	-	1,870
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	12	-	-	-	12
RMBS	-	320	168	-	-	488
CMBS	-	274	48	-	-	322
CDO/ABS	-	168	2,555	-	-	2,723
Total other bond securities	-	2,644	2,771	-	-	5,415
Equity securities	827	18	26	-	-	871
Other invested assets(b)	-	94	1,583	-	-	1,677
Derivative assets:
Interest rate contracts	3	5,051	-	-	-	5,054
Foreign exchange contracts	-	1,585	3	-	-	1,588
Equity contracts	6	841	110	-	-	957
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	13	-	-	13
Counterparty netting and cash collateral	-	-	-	(3,695)	(3,129)	(6,824)
Total derivative assets	9	7,477	127	(3,695)	(3,129)	789
Short-term investments	3,195	4,019	-	-	-	7,214
Other assets	-	-	112	-	-	112
Separate account assets	88,023	4,013	-	-	-	92,036
Total	$92,128	$256,862	$31,913	$(3,695)	$(3,129)	$374,079
Liabilities:
Policyholder contract deposits	$-	$-	$9,322	$-	$-	$9,322
Derivative liabilities:
Interest rate contracts	-	4,559	-	-	-	4,559
Foreign exchange contracts	-	619	-	-	-	619
Equity contracts	12	84	5	-	-	101
Credit contracts	-	24	45	-	-	69
Other contracts	-	-	7	-	-	7
Counterparty netting and cash collateral	-	-	-	(3,695)	(1,060)	(4,755)
Total derivative liabilities	12	5,286	57	(3,695)	(1,060)	600
Fortitude Re funds withheld payable	-	-	5,136	-	-	5,136
Other liabilities	-	-	-	-	-	-
Long-term debt	-	2,169	-	-	-	2,169
Total	$12	$7,455	$14,515	$(3,695)	$(1,060)	$17,227

20 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

December 31, 2019				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$135	$5,245	$-	$-	$-	$5,380
Obligations of states, municipalities and political subdivisions	-	13,197	2,121	-	-	15,318
Non-U.S. governments	60	14,809	-	-	-	14,869
Corporate debt	-	147,973	1,663	-	-	149,636
RMBS	-	19,397	13,408	-	-	32,805
CMBS	-	13,377	1,053	-	-	14,430
CDO/ABS	-	10,962	7,686	-	-	18,648
Total bonds available for sale	195	224,960	25,931	-	-	251,086
Other bond securities:
U.S. government and government sponsored entities	-	2,121	-	-	-	2,121
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	18	-	-	-	18
RMBS	-	346	143	-	-	489
CMBS	-	272	50	-	-	322
CDO/ABS	-	187	3,545	-	-	3,732
Total other bond securities	-	2,944	3,738	-	-	6,682
Equity securities	756	77	8	-	-	841
Other invested assets(b)	-	86	1,192	-	-	1,278
Derivative assets:
Interest rate contracts	1	3,199	-	-	-	3,200
Foreign exchange contracts	-	1,034	6	-	-	1,040
Equity contracts	5	593	171	-	-	769
Credit contracts	-	-	3	-	-	3
Other contracts	-	-	14	-	-	14
Counterparty netting and cash collateral	-	-	-	(2,427)	(1,806)	(4,233)
Total derivative assets	6	4,826	194	(2,427)	(1,806)	793
Short-term investments	2,299	3,044	-	-	-	5,343
Other assets	57	2,212	89	-	-	2,358
Separate account assets	89,069	4,203	-	-	-	93,272
Total	$92,382	$242,352	$31,152	$(2,427)	$(1,806)	$361,653
Liabilities:
Policyholder contract deposits	$-	$-	$6,910	$-	$-	$6,910
Derivative liabilities:
Interest rate contracts	4	2,745	-	-	-	2,749
Foreign exchange contracts	-	1,025	-	-	-	1,025
Equity contracts	8	111	20	-	-	139
Credit contracts	-	24	65	-	-	89
Other contracts	-	-	7	-	-	7
Counterparty netting and cash collateral	-	-	-	(2,427)	(527)	(2,954)
Total derivative liabilities	12	3,905	92	(2,427)	(527)	1,055
Other liabilities	-	45	-	-	-	45
Long-term debt	-	2,062	-	-	-	2,062
Total	$12	$6,012	$7,002	$(2,427)	$(527)	$10,072

(a)Represents netting of derivative exposures covered by qualifying master netting agreements.

(b)Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $5.4 billion and $5.5 billion as of September 30, 2020 and December 31, 2019, respectively.

AIG | Third Quarter 2020 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and nine-month periods ended September 30, 2020 and 2019 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2020 and 2019:

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		Gains		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	(Losses)	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Three Months Ended September 30, 2020
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,279	$3	$(4)	$(30)	$-	$(65)	$-	$2,183	$-	$-
Non-U.S. governments	5	-	1	-	1	-	-	7	-	-
Corporate debt	1,900	(33)	52	(25)	452	(231)	-	2,115	-	38
RMBS	12,678	192	301	(412)	3	(107)	-	12,655	-	335
CMBS	1,149	3	36	(11)	-	(196)	-	981	-	27
CDO/ABS	9,461	5	180	(174)	125	(244)	-	9,353	-	172
Total bonds available for sale(a)	27,472	170	566	(652)	581	(843)	-	27,294	-	572
Other bond securities:
RMBS	168	16	-	(16)	-	-	-	168	4	-
CMBS	47	1	-	-	-	-	-	48	1	-
CDO/ABS	2,531	124	-	(100)	-	-	-	2,555	34	-
Total other bond securities	2,746	141	-	(116)	-	-	-	2,771	39	-
Equity securities	43	-	2	1	7	(27)	-	26	1	-
Other invested assets	1,486	74	(2)	25	-	-	-	1,583	-	-
Other assets	111	-	-	2	-	-	(1)	112	-	-
Total	$31,858	$385	$566	$(740)	$588	$(870)	$(1)	$31,786	$40	$572
		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		(Gains)		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	Losses	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Liabilities:
Policyholder contract deposits	$9,233	$19	$-	$70	$-	$-	$-	$9,322	$273	$-
Derivative liabilities, net:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-
Foreign exchange contracts	(1)	(2)	-	-	-	-	-	(3)	2	-
Equity contracts	(53)	9	-	(65)	(1)	5	-	(105)	-	-
Credit contracts	45	1	-	(2)	-	-	-	44	(7)	-
Other contracts	(3)	(19)	-	16	-	-	-	(6)	18	-
Total derivative liabilities, net(b)	(12)	(11)	-	(51)	(1)	5	-	(70)	13	-
Fortitude Re funds withheld
payable	4,510	656	-	(30)	-	-	-	5,136	(256)	-
Total	$13,731	$664	$-	$(11)	$(1)	$5	$-	$14,388	$30	$-

22 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		Gains		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	(Losses)	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Nine Months Ended September 30, 2020
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,121	$8	$195	$127	$27	$(295)	$-	$2,183	$-	$193
Non-U.S. governments	-	-	1	5	7	(6)	-	7	-	-
Corporate debt	1,663	(101)	43	95	1,074	(659)	-	2,115	-	59
RMBS	13,408	532	(375)	(806)	29	(133)	-	12,655	-	(213)
CMBS	1,053	14	70	17	23	(196)	-	981	-	66
CDO/ABS	7,686	25	55	(19)	2,062	(456)	-	9,353	-	38
Total bonds available for sale(a)	25,931	478	(11)	(581)	3,222	(1,745)	-	27,294	-	143
Other bond securities:
RMBS	143	16	-	9	-	-	-	168	3	-
CMBS	50	-	-	(2)	-	-	-	48	(1)	-
CDO/ABS	3,545	225	-	(1,215)	-	-	-	2,555	25	-
Total other bond securities	3,738	241	-	(1,208)	-	-	-	2,771	27	-
Equity securities	8	(1)	3	11	33	(28)	-	26	1	-
Other invested assets	1,192	11	(2)	232	150	-	-	1,583	(13)	-
Other assets	89	-	-	61	-	-	(38)	112	-	-
Total	$30,958	$729	$(10)	$(1,485)	$3,405	$(1,773)	$(38)	$31,786	$15	$143
		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		(Gains)		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	Losses	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Liabilities:
Policyholder contract deposits	$6,910	$2,250	$-	$162	$-	$-	$-	$9,322	$(1,436)	$-
Derivative liabilities, net:
Interest rate contracts	-	(1)	-	1	-	-	-	-	1	-
Foreign exchange contracts	(6)	2	-	1	-	-	-	(3)	2	-
Equity contracts	(151)	19	-	23	(1)	5	-	(105)	(62)	-
Credit contracts	62	(59)	-	41	-	-	-	44	8	-
Other contracts	(7)	(46)	-	47	-	-	-	(6)	45	-
Total derivative liabilities, net(b)	(102)	(85)	-	113	(1)	5	-	(70)	(6)	-
Fortitude Re funds withheld
payable	-	1,493	-	(30)	-	-	3,673	5,136	(919)	-
Total	$6,808	$3,658	$-	$245	$(1)	$5	$3,673	$14,388	$(2,361)	$-

AIG | Third Quarter 2020 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	Divested	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	of Period	at End of Period
Three Months Ended September 30, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,162	$(1)	$119	$92	$-	$(265)	$-	$2,107	$-
Non-U.S. governments	2	6	-	-	5	-	-	13	-
Corporate debt	1,821	(36)	(2)	(535)	112	(85)	-	1,275	-
RMBS	13,863	166	15	(418)	16	(82)	-	13,560	-
CMBS	1,103	2	32	85	-	(172)	-	1,050	-
CDO/ABS	9,062	3	37	(170)	7	-	-	8,939	-
Total bonds available for sale	28,013	140	201	(946)	140	(604)	-	26,944	-
Other bond securities:
RMBS	830	9	-	(24)	-	-	-	815	1
CMBS	88	1	-	(17)	-	(4)	-	68	(2)
CDO/ABS	4,150	115	-	(334)	-	-	-	3,931	28
Total other bond securities	5,068	125	-	(375)	-	(4)	-	4,814	27
Equity securities	35	-	-	(29)	2	-	-	8	(2)
Other invested assets	605	6	-	(22)	-	-	-	589	7
Other assets	61	-	-	(1)	-	-	-	60	-
Total	$33,782	$271	$201	$(1,373)	$142	$(608)	$-	$32,415	$32
		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	Divested	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$6,065	$861	$-	$240	$-	$-	$-	$7,166	$(691)
Derivative liabilities, net:
Interest rate contracts	16	(3)	-	(13)	-	-	-	-	-
Foreign exchange contracts	(4)	6	-	(3)	-	-	-	(1)	-
Equity contracts	(113)	12	-	-	-	-	-	(101)	(13)
Credit contracts	173	(24)	-	(47)	-	-	-	102	14
Other contracts	(7)	(17)	-	17	-	-	-	(7)	15
Total derivative liabilities, net(b)	65	(26)	-	(46)	-	-	-	(7)	16
Total	$6,130	$835	$-	$194	$-	$-	$-	$7,159	$(675)
24 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	Gains (Losses)	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	Divested	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	of Period	at End of Period
Nine Months Ended September 30, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,000	$(2)	$321	$178	$35	$(425)	$-	$2,107	$-
Non-U.S. governments	11	5	-	(4)	5	(4)	-	13	-
Corporate debt	864	(10)	79	(600)	1,155	(213)	-	1,275	-
RMBS	14,199	575	176	(1,234)	83	(239)	-	13,560	-
CMBS	917	8	62	381	58	(376)	-	1,050	-
CDO/ABS	9,102	15	204	(111)	103	(374)	-	8,939	-
Total bonds available for sale	27,093	591	842	(1,390)	1,439	(1,631)	-	26,944	-
Other bond securities:
RMBS	1,290	69	-	(544)	-	-	-	815	(18)
CMBS	77	5	-	-	-	(14)	-	68	3
CDO/ABS	4,478	299	-	(749)	-	(97)	-	3,931	128
Total other bond securities	5,845	373	-	(1,293)	-	(111)	-	4,814	113
Equity securities	27	-	-	(20)	2	(1)	-	8	2
Other invested assets	587	24	1	(23)	-	-	-	589	27
Other assets	58	-	-	2	-	-	-	60	-
Total	$33,610	$988	$843	$(2,724)	$1,441	$(1,743)	$-	$32,415	$142
		Net							Changes in
		Realized and							Unrealized Gains
		Unrealized		Purchases,					(Losses) Included
	Fair Value	(Gains) Losses	Other	Sales,	Gross	Gross		Fair Value	in Income on
	Beginning	Included	Comprehensive	Issuances and	Transfers	Transfers	Divested	End	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Settlements, Net	In	Out	Businesses	of Period	at End of Period
Liabilities:
Policyholder contract deposits	$4,116	$2,400	$-	$650	$-	$-	$-	$7,166	$(2,044)
Derivative liabilities, net:
Interest rate contracts	15	-	-	(15)	-	-	-	-	1
Foreign exchange contracts	(5)	(4)	-	8	-	-	-	(1)	-
Equity contracts	(75)	(8)	-	(18)	-	-	-	(101)	19
Credit contracts	227	(51)	-	(74)	-	-	-	102	13
Other contracts	(9)	(50)	-	52	-	-	-	(7)	50
Total derivative liabilities, net(b)	153	(113)	-	(47)	-	-	-	(7)	83
Total	$4,269	$2,287	$-	$603	$-	$-	$-	$7,159	$(1,961)

(a) As a result of the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020, credit losses are included in net realized and unrealized (gains) losses included in income.

(b) Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

AIG | Third Quarter 2020 Form 10-Q 25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended September 30, 2020
Assets:
Bonds available for sale*	$177	$(7)	$-	$170
Other bond securities	143	(2)	-	141
Equity securities	-	-	-	-
Other invested assets	74	-	-	74
Nine Months Ended September 30, 2020
Assets:
Bonds available for sale*	$557	$(79)	$-	$478
Other bond securities	(25)	266	-	241
Equity securities	-	(1)	-	(1)
Other invested assets	11	-	-	11
Three Months Ended September 30, 2019
Assets:
Bonds available for sale	$164	$(24)	$-	$140
Other bond securities	110	15	-	125
Other invested assets	7	(1)	-	6
Nine Months Ended September 30, 2019
Assets:
Bonds available for sale	$651	$(60)	$-	$591
Other bond securities	306	67	-	373
Other invested assets	25	(1)	-	24

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
Three Months Ended September 30, 2020
Liabilities:
Policyholder contract deposits	$-	$19	$-	$19
Derivative liabilities, net	-	5	(16)	(11)
Fortitude Re funds withheld payable	-	656	-	656
Nine Months Ended September 30, 2020
Liabilities:
Policyholder contract deposits	$-	$2,250	$-	$2,250
Derivative liabilities, net	-	(41)	(44)	(85)
Fortitude Re funds withheld payable	-	1,493	-	1,493
Three Months Ended September 30, 2019
Liabilities:
Policyholder contract deposits	$-	$861	$-	$861
Derivative liabilities, net	-	(11)	(15)	(26)
Nine Months Ended September 30, 2019
Liabilities:
Policyholder contract deposits	$-	$2,400	$-	$2,400
Derivative liabilities, net	-	(64)	(49)	(113)

*As a result of the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020, credit losses are included in net realized capital gains (losses).

26 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three- and nine-month periods ended September 30, 2020 and 2019 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Three Months Ended September 30, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$34	$(18)	$(46)	$(30)
Non-U.S. governments	-	-	-	-
Corporate debt	23	(2)	(46)	(25)
RMBS	182	-	(594)	(412)
CMBS	2	(10)	(3)	(11)
CDO/ABS	234	(78)	(330)	(174)
Total bonds available for sale	475	(108)	(1,019)	(652)
Other bond securities:
RMBS	-	-	(16)	(16)
CMBS	-	-	-	-
CDO/ABS	-	-	(100)	(100)
Total other bond securities	-	-	(116)	(116)
Equity securities	1	-	-	1
Other invested assets	25	-	-	25
Other assets	-	-	2	2
Total assets	$501	$(108)	$(1,133)	$(740)
Liabilities:
Policyholder contract deposits	$-	$170	$(100)	$70
Derivative liabilities, net	(19)	-	(32)	(51)
Fortitude Re funds withheld payable	-	-	(30)	(30)
Other liabilities	-	-	-	-
Total liabilities	$(19)	$170	$(162)	$(11)
Three Months Ended September 30, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$109	$-	$(17)	$92
Non-U.S. governments	-	-	-	-
Corporate debt	1	(128)	(408)	(535)
RMBS	253	-	(671)	(418)
CMBS	92	-	(7)	85
CDO/ABS	458	(198)	(430)	(170)
Total bonds available for sale	913	(326)	(1,533)	(946)
Other bond securities:
RMBS	-	-	(24)	(24)
CMBS	-	(16)	(1)	(17)
CDO/ABS	-	(153)	(181)	(334)
Total other bond securities	-	(169)	(206)	(375)
Equity securities	-	-	(29)	(29)
Other invested assets	21	-	(43)	(22)
Other assets	-	-	(1)	(1)
Total assets	$934	$(495)	$(1,812)	$(1,373)
Liabilities:
Policyholder contract deposits	$-	$240	$-	$240
Derivative liabilities, net	(7)	-	(39)	(46)
Total liabilities	$(7)	$240	$(39)	$194

AIG | Third Quarter 2020 Form 10-Q 27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Nine Months Ended September 30, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$201	$(20)	$(54)	$127
Non-U.S. governments	5	-	-	5
Corporate debt	256	(7)	(154)	95
RMBS	883	-	(1,689)	(806)
CMBS	56	(17)	(22)	17
CDO/ABS	715	(103)	(631)	(19)
Total bonds available for sale	2,116	(147)	(2,550)	(581)
Other bond securities:
RMBS	37	-	(28)	9
CMBS	-	-	(2)	(2)
CDO/ABS	35	(579)	(671)	(1,215)
Total other bond securities	72	(579)	(701)	(1,208)
Equity securities	11	-	-	11
Other invested assets	277	-	(45)	232
Other assets	55	-	6	61
Total assets	$2,531	$(726)	$(3,290)	$(1,485)
Liabilities:
Policyholder contract deposits	$-	$514	$(352)	$162
Derivative liabilities, net	(43)	8	148	113
Fortitude Re funds withheld payable	-	-	(30)	(30)
Other liabilities	-	-	-	-
Total liabilities	$(43)	$522	$(234)	$245
Nine Months Ended September 30, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$243	$(16)	$(49)	$178
Non-U.S. governments	-	-	(4)	(4)
Corporate debt	58	(129)	(529)	(600)
RMBS	860	(26)	(2,068)	(1,234)
CMBS	455	-	(74)	381
CDO/ABS	1,628	(508)	(1,231)	(111)
Total bonds available for sale	3,244	(679)	(3,955)	(1,390)
Other bond securities:
RMBS	-	(437)	(107)	(544)
CMBS	18	(16)	(2)	-
CDO/ABS	-	(153)	(596)	(749)
Total other bond securities	18	(606)	(705)	(1,293)
Equity securities	9	-	(29)	(20)
Other invested assets	64	-	(87)	(23)
Other assets	-	-	2	2
Total assets	$3,335	$(1,285)	$(4,774)	$(2,724)
Liabilities:
Policyholder contract deposits	$-	$616	$34	$650
Derivative liabilities, net	(29)	-	(18)	(47)
Total liabilities	$(29)	$616	$16	$603

(a)There were no issuances during the three- and nine-month periods ended September 30, 2020 and 2019.

28 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2020 and 2019 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $(79) million and $(207) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three- and nine-month periods ended September 30, 2020, respectively, and includes $18 million and $(13) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three- and nine-month periods ended September 30, 2020, respectively.

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

Transfers of Level 3 Assets

During the three- and nine-month periods ended September 30, 2020 and 2019, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

During the three- and nine-month periods ended September 30, 2020 and 2019, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of certain investments in municipal securities, corporate debt, RMBS, CMBS and CDO/ABS out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and nine-month periods ended September 30, 2020 and 2019.

Divested Businesses

The Level 3 liabilities for the three- and nine-month periods ended September 30, 2020 includes an embedded derivative associated with the funds withheld payable to Fortitude Re that was established as a result of the Majority Interest Fortitude Sale.

AIG | Third Quarter 2020 Form 10-Q 29

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

	Fair Value at
	September 30,	Valuation		Range
(in millions)	2020	Technique	Unobservable Input(b)	(Weighted Average)(c)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,731	Discounted cash flow	Yield	2.87% - 3.39% (3.13%)

Corporate debt	1,672	Discounted cash flow	Yield	2.99% - 6.03% (4.51%)

RMBS(a)	11,810	Discounted cash flow	Constant prepayment rate	3.81% - 12.15% (7.98%)
			Loss severity	28.62% - 77.94% (53.28%)
			Constant default rate	1.30% - 6.14% (3.72%)
			Yield	1.74% - 4.41% (3.08%)

CDO/ABS(a)	8,704	Discounted cash flow	Yield	2.01% - 5.53% (3.77%)

CMBS	561	Discounted cash flow	Yield	0.78% - 5.68% (3.23%)
Liabilities(d):

Embedded derivatives within
Policyholder contract deposits:

Variable annuity guaranteed minimum withdrawal benefits (GMWB)	3,832	Discounted cash flow	Equity volatility	7.15% - 56.25%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.14% - 2.07%

Index annuities including certain GMWB	4,881	Discounted cash flow	Lapse rate	0.38% - 50.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	80.00% - 100.00%
			Option budget	0.00% - 4.00%
			NPA(f)	0.14% - 2.07%

Indexed life	577	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(f)	0.14% - 2.07%

30 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2019	Technique	Unobservable Input(b)	(Weighted Average)(c)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,633	Discounted cash flow	Yield	3.35% - 3.95% (3.65%)

Corporate debt	1,087	Discounted cash flow	Yield	3.48% - 6.22% (4.85%)

RMBS(a)	11,746	Discounted cash flow	Constant prepayment rate	4.00% - 12.89% (8.44%)
			Loss severity	33.68% - 76.91% (55.29%)
			Constant default rate	1.68% - 6.17% (3.93%)
			Yield	2.52% - 4.53% (3.52%)

CDO/ABS(a)	6,025	Discounted cash flow	Yield	2.92% - 4.91% (3.91%)

CMBS	476	Discounted cash flow	Yield	2.77% - 5.18% (3.97%)
Liabilities:

Embedded derivatives within
Policyholder contract deposits:

GMWB	2,474	Discounted cash flow	Equity volatility	6.15% - 48.85%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(d)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(e)	0.12% - 1.53%

Index annuities	3,895	Discounted cash flow	Lapse rate	0.31% - 50.00%
			Mortality multiplier(d)	24.00% - 180.00%
			Option budget	1.00% - 4.00%
			NPA(e)	0.12% - 1.53%

Indexed life	510	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(e)	0.12% - 1.53%

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

(c) The weighted averaging for fixed maturity securities is based on the estimated fair value of the securities. Because the valuation methodology for embedded derivatives within Policyholder contract deposits uses a range of inputs that vary at the contract level over the cash flow projection period, management believes that presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

(d) The Fortitude Re funds withheld payable has been excluded from the above table. As discussed in Note 7, the Fortitude Re funds withheld payable is created through modified coinsurance (modco) and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by, and continue to reside on AIG’s balance sheet. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by AIG. Accordingly, the unobservable inputs utilized in the valuation of the embedded derivative are a component of the invested assets supporting the reinsurance agreements that are held on AIG’s balance sheet.

(e) Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table.

(f) The non-performance risk adjustment (NPA) applied as a spread over risk-free curve for discounting.

(g) The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders that are accounted for as an embedded derivative. The total embedded derivative liability at September 30, 2020 is approximately $611 million. The remaining guaranteed minimum riders on the Index Annuities are valued under the accounting guidance for certain nontraditional long-duration contracts.

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

AIG | Third Quarter 2020 Form 10-Q 31

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

32 AIG | Third Quarter 2020 Form 10-Q

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

		September 30, 2020		December 31, 2019
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,382	$1,697	$1,189	$1,543

Real Estate / Infrastructure	Investments in real estate properties and infrastructure positions, including power plants and other energy generating facilities	429	450	400	290

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	143	166	111	155

Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	523	54	422	57

Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	349	282	325	414

Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	821	441	773	206
Total private equity funds		3,647	3,090	3,220	2,665
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	353	-	727	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	364	-	539	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	751	-	894	-

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	272	1	169	1
Total hedge funds		1,740	1	2,329	1
Total		$5,387	$3,091	$5,549	$2,666

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

AIG | Third Quarter 2020 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,

(in millions)	2020	2019	2020	2019
Assets:
Bonds	$171	$333	$485	$971
Alternative investments(a)	407	92	242	473
Liabilities:
Long-term debt(b)	18	(75)	(203)	(228)
Total gain	$596	$350	$524	$1,216

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

The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	September 30, 2020			December 31, 2019
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Liabilities:
Long-term debt*	$2,169	$1,506	$663	$2,062	$1,502	$560

*Includes GIAs, notes, bonds, loans and mortgages payable.

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2020	2019	2020	2019
September 30, 2020
Other investments	$-	$-	$268	$268	$12	$7	$60	$65
Other assets	-	-	31	31	2	45	14	62
Total	$-	$-	$299	$299	$14	$52	$74	$127
December 31, 2019
Other investments	$-	$-	$329	$329
Other assets	-	-	1	1
Total	$-	$-	$330	$330

34 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
September 30, 2020
Assets:
Mortgage and other loans receivable	$-	$99	$48,118	$48,217	$45,590
Other invested assets	-	798	6	804	804
Short-term investments	-	13,434	-	13,434	13,434
Cash	3,191	-	-	3,191	3,191
Other assets	188	14	-	202	202
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	224	143,873	144,097	129,170
Fortitude Re funds withheld payable	-	-	37,407	37,407	37,407
Other liabilities	-	3,823	-	3,823	3,823
Long-term debt and debt of consolidated investment entities	-	31,391	8,281	39,672	36,068
Separate account liabilities - investment contracts	-	87,564	-	87,564	87,564
December 31, 2019
Assets:
Mortgage and other loans receivable	$-	$101	$48,904	$49,005	$46,984
Other invested assets	-	735	6	741	742
Short-term investments	-	7,887	-	7,887	7,887
Cash	2,856	-	-	2,856	2,856
Other assets	291	20	-	311	311
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	255	132,991	133,246	126,137
Other liabilities	15	3,048	-	3,063	3,063
Long-term debt and debt of consolidated investment entities	-	27,024	8,883	35,907	33,288
Separate account liabilities - investment contracts	-	88,770	-	88,770	88,770

AIG | Third Quarter 2020 Form 10-Q 35

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

36 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

	Amortized	Allowance	Gross	Gross
	Cost or	for Credit	Unrealized	Unrealized	Fair
(in millions)	Cost	Losses(a)	Gains	Losses	Value
September 30, 2020
Bonds available for sale:
U.S. government and government sponsored entities	$4,319	$-	$840	$(24)	$5,135
Obligations of states, municipalities and political subdivisions	14,027	-	2,162	(16)	16,173
Non-U.S. governments	14,240	(5)	1,046	(107)	15,174
Corporate debt	146,595	(206)	16,897	(1,180)	162,106
Mortgage-backed, asset-backed and collateralized:
RMBS	30,427	(24)	3,088	(77)	33,414
CMBS	14,841	(1)	1,017	(80)	15,777
CDO/ABS	18,021	-	390	(225)	18,186
Total mortgage-backed, asset-backed and collateralized	63,289	(25)	4,495	(382)	67,377
Total bonds available for sale(c)	$242,470	$(236)	$25,440	$(1,709)	$265,965

					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(b)
December 31, 2019
Bonds available for sale:
U.S. government and government sponsored entities	$5,108	$316	$(44)	$5,380	$-
Obligations of states, municipalities and political subdivisions	13,960	1,390	(32)	15,318	-
Non-U.S. governments	14,042	884	(57)	14,869	(18)
Corporate debt	138,046	12,090	(500)	149,636	7
Mortgage-backed, asset-backed and collateralized:
RMBS	29,802	3,067	(64)	32,805	1,149
CMBS	13,879	576	(25)	14,430	34
CDO/ABS	18,393	348	(93)	18,648	14
Total mortgage-backed, asset-backed and collateralized	62,074	3,991	(182)	65,883	1,197
Total bonds available for sale(c)	$233,230	$18,671	$(815)	$251,086	$1,186

(a) Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through the statements of income and are not recognized in other comprehensive income.

(b) Represents the amount of other-than-temporary impairments recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

(c) At September 30, 2020 and December 31, 2019, bonds available for sale held by us that were below investment grade or not rated totaled $27.5 billion and $27.8 billion, respectively.

AIG | Third Quarter 2020 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Securities Available for Sale in a Loss Position for Which No Allowance for Credit Loss Has Been Recorded

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit loss has been recorded:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
September 30, 2020
Bonds available for sale:
U.S. government and government sponsored entities	$366	$24	$-	$-	$366	$24
Obligations of states, municipalities and political
subdivisions	419	11	103	5	522	16
Non-U.S. governments	1,756	56	291	51	2,047	107
Corporate debt	20,936	872	1,096	110	22,032	982
RMBS	3,594	43	163	17	3,757	60
CMBS	2,068	71	185	9	2,253	80
CDO/ABS	5,939	144	3,153	81	9,092	225
Total bonds available for sale	$35,078	$1,221	$4,991	$273	$40,069	$1,494

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

At September 30, 2020, we held 7,335 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 940 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2019, we held 5,695 individual fixed maturity securities that were in an unrealized loss position, of which 1,254 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2020 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.

38 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities
	Available for Sale
	Amortized Cost,
(in millions)	Net of Allowance	Fair Value
September 30, 2020
Due in one year or less	$11,186	$11,298
Due after one year through five years	42,513	43,869
Due after five years through ten years	41,049	44,725
Due after ten years	84,222	98,696
Mortgage-backed, asset-backed and collateralized	63,264	67,377
Total	$242,234	$265,965

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$258	$83	$198	$70	$1,179	$641	$464	$280

For the three- and nine-month periods ended September 30, 2020, the aggregate fair value of available for sale securities sold was $3.1 billion and $17.0 billion, respectively, which resulted in net realized capital gains (losses) of $175 million and $538 million, respectively. Included within the net realized capital gains (losses) are $147 million and $269 million of realized capital gains for the three- and nine-month periods ended September 30, 2020, respectively, which relate to the Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG (Fortitude Re funds withheld assets) for the period after deconsolidation of Fortitude Re. These realized capital gains are included in Net realized capital gains (losses) on Fortitude Re funds withheld assets.

For the three- and nine-month periods ended September 30, 2019, the aggregate fair value of available for sale securities sold was $4.5 billion and $17.3 billion, respectively, which resulted in net realized capital gains of $128 million and $184 million, respectively.

AIG | Third Quarter 2020 Form 10-Q 39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Other Securities Measured at Fair Value

The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option and equity securities measured at fair value:

	September 30, 2020		December 31, 2019
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$1,870	30%	$2,121	28%
Corporate debt	12	-	18	-
Mortgage-backed, asset-backed and collateralized:
RMBS	488	8	489	7
CMBS	322	5	322	4
CDO/ABS and other collateralized	2,723	43	3,732	50
Total mortgage-backed, asset-backed and collateralized	3,533	56	4,543	61
Total fixed maturity securities	5,415	86	6,682	89
Equity securities	871	14	841	11
Total	$6,286	100%	$7,523	100%

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	September 30,	December 31,
(in millions)	2020	2019
Alternative investments(a) (b)	$8,391	$8,845
Investment real estate(c)	8,010	8,491
All other investments(d)	1,514	1,456
Total	$17,915	$18,792

(a) At September 30, 2020, included hedge funds of $2.2 billion, private equity funds of $5.9 billion and affordable housing partnerships of $270 million. At December 31, 2019, included hedge funds of $3.3 billion, private equity funds of $5.2 billion and affordable housing partnerships of $331 million.

(b) At September 30, 2020, approximately 63 percent of our hedge fund portfolio is available for redemption in 2020. The remaining 37 percent will be available for redemption between 2021 and 2027.

(c) Net of accumulated depreciation of $780 million and $703 million at September 30, 2020 and December 31, 2019, respectively.

(d) Includes AIG’s 3.5 percent ownership interest in Fortitude Holdings which is recorded using the measurement alternative for equity securities and is carried at cost, which was $100 million as of September 30, 2020.

Net Investment Income

The following table presents the components of Net investment income:

Three Months Ended September 30,	2020			2019
	Excluding Fortitude	Fortitude Re
	Re Funds	Funds Withheld
(in millions)	Withheld Assets	Assets	Total
Available for sale fixed maturity securities, including short-term investments	$2,209	$373	$2,582	$2,698
Other fixed maturity securities(a)	164	7	171	333
Equity securities	119	-	119	(51)
Interest on mortgage and other loans	443	46	489	495
Alternative investments(b)	455	40	495	115
Real estate	22	-	22	96
Other investments(c)	55	-	55	(143)
Total investment income	3,467	466	3,933	3,543
Investment expenses	125	8	133	135
Net investment income	$3,342	$458	$3,800	$3,408

40 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Nine Months Ended September 30,	2020			2019
	Excluding Fortitude	Fortitude Re
	Re Funds	Funds Withheld
(in millions)	Withheld Assets	Assets(d)	Total
Available for sale fixed maturity securities, including short-term investments	$7,320	$459	$7,779	$8,052
Other fixed maturity securities(a)	475	10	485	941
Equity securities	(16)	-	(16)	6
Interest on mortgage and other loans	1,441	59	1,500	1,511
Alternative investments(b)	309	54	363	879
Real estate	142	-	142	227
Other investments(c)	(159)	-	(159)	(203)
Total investment income	9,512	582	10,094	11,413
Investment expenses	412	8	420	381
Net investment income	$9,100	$574	$9,674	$11,032

(a) Included in the three- and nine-month periods ended September 30, 2020 were income of $8 million and $206 million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below. Included in the three- and nine-month periods ended September 30, 2019 were income of $146 million and $195 million, respectively, for fixed maturity securities measured at fair value through income that economically hedge liabilities as described in (c) below.

(b) Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

(c) Included in the three- and nine-month periods ended September 30, 2020 were income of $21 million and a loss of $195 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above. Included in the three- and nine-month periods ended September 30, 2019 were losses of $174 million and $220 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.

(d) Represents activity subsequent to the deconsolidation of Fortitude Re on June 2, 2020.

Net Realized Capital Gains and Losses

Net realized capital gains and losses are determined by specific identification. The net realized capital gains and losses are generated primarily from the following sources:

• Sales or full redemptions of available for sale fixed maturity securities, real estate and other alternative investments.

• Reductions to the amortized cost basis of available for sale fixed maturity securities that have been written down due to our intent to sell them or it being more likely than not that we will be required to sell them.

• Changes in the allowance for credit losses on bonds available for sale, mortgage and other loans receivable, and loans commitments.

• Changes in fair value of free standing and embedded derivatives, including changes in the non-performance adjustment, except for those instruments that are designated as hedging instruments when the change in the fair value of the hedged item is not reported in Net realized capital gains (losses).

• Foreign exchange gains and losses resulting from foreign currency transactions.

• Changes in fair value of the embedded derivative related to the Fortitude Re funds withheld assets.

AIG | Third Quarter 2020 Form 10-Q 41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

The following table presents the components of Net realized capital gains (losses):

Three Months Ended September 30,	2020			2019
	Excluding	Fortitude Re
	Fortitude Re	Funds
	Funds	Withheld
(in millions)	Withheld Assets	Assets	Total
Sales of fixed maturity securities	$28	$147	$175	$128
Other-than-temporary impairments	-	-	-	(24)
Change in intent(a)	-	-	-	-
Change in allowance for credit losses on fixed maturity securities	(77)	(4)	(81)	-
Change in allowance for credit losses on loans	(13)	2	(11)	(25)
Foreign exchange transactions	250	7	257	(203)
Variable annuity embedded derivatives, net of related hedges	(148)	-	(148)	311
All other derivatives and hedge accounting	(626)	(120)	(746)	466
Other	88	-	88	276
Net realized capital gains (losses) – excluding Fortitude Re funds
withheld embedded derivative	(498)	32	(466)	929
Net realized capital gains (losses) on Fortitude Re funds withheld embedded
derivative	-	(656)	(656)	-
Net realized capital gains (losses)	$(498)	$(624)	$(1,122)	$929

Nine Months Ended September 30,	2020			2019
	Excluding	Fortitude Re
	Fortitude Re	Funds
	Funds	Withheld
(in millions)	Withheld Assets	Assets(b)	Total
Sales of fixed maturity securities	$269	$269	$538	$184
Other-than-temporary impairments	-	-	-	(137)
Change in intent(a)	(3)	-	(3)	-
Change in allowance for credit losses on fixed maturity securities	(299)	(11)	(310)	-
Change in allowance for credit losses on loans	(73)	6	(67)	(35)
Foreign exchange transactions	40	10	50	(242)
Variable annuity embedded derivatives, net of related hedges	1,034	-	1,034	10
All other derivatives and hedge accounting	365	(146)	219	601
Other	97	-	97	506
Net realized capital gains – excluding Fortitude Re funds
withheld embedded derivative	1,430	128	1,558	887
Net realized capital gains (losses) on Fortitude Re funds withheld embedded
derivative	-	(1,493)	(1,493)	-
Net realized capital gains (losses)	$1,430	$(1,365)	$65	$887

(a) For the three- and nine-month periods ended September 30, 2019, the change in intent was included in Other-than-temporary impairments.

(b) Represents activity subsequent to the deconsolidation of Fortitude Re on June 2, 2020.

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$2,373	$4,377	$5,875	$16,265
Other investments	1	-	1	(68)
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$2,374	$4,377	$5,876	$16,197
42 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

The following table summarizes the unrealized gains and losses recognized in Net Investment Income during the reporting period on equity securities still held at the reporting date:

Three Months Ended September 30,	2020			2019
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains and losses recognized during the period on equity securities	$119	$464	$583	$(51)	$105	$54
Less: Net gains and losses recognized during the period on equity
securities sold during the period	(3)	(5)	(8)	18	13	31
Unrealized gains and losses recognized during the reporting
period on equity securities still held at the reporting date	$122	$469	$591	$(69)	$92	$23

Nine Months Ended September 30,	2020			2019
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains and losses recognized during the period on equity securities	$(16)	$264	$248	$6	$615	$621
Less: Net gains and losses recognized during the period on equity
securities sold during the period	14	10	24	30	169	199
Unrealized gains and losses recognized during the reporting
period on equity securities still held at the reporting date	$(30)	$254	$224	$(24)	$446	$422

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

AIG | Third Quarter 2020 Form 10-Q 43

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

• Loss severity and the timing of any recovery; and

• Scenarios specific to the issuer and the security, which may also include estimates of outcomes of corporate restructurings, political and macroeconomic factors, stability and financial strength of the issuer, the value of any secondary sources of repayment and the disposition of assets.

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

44 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Credit Impairments

The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
		Non-			Non-
(in millions)	Structured	Structured	Total	Structured	Structured	Total
Balance, beginning of period*	$37	$161	$198	$7	$-	$7
Additions:
Securities for which allowance for credit losses were not
previously recorded	1	30	31	36	294	330
Purchases of available for sale debt securities accounted for
as purchased credit deteriorated assets	-	-	-	26	-	26
Accretion of available for sale debt securities accounted for
as purchased credit deteriorated assets	-	-	-	1	-	1
Reductions:
Securities sold during the period	(2)	(5)	(7)	(3)	(10)	(13)
Intent to sell security or more likely than not will be required to
sell the security before recovery of its amortized cost basis	-	-	-	-	-	-
Additional net increases or decreases to the allowance for
credit losses on securities that had an allowance recorded
in a previous period, for which there was no intent to sell
before recovery amortized cost basis	(10)	67	57	(41)	34	(7)
Write-offs charged against the allowance	-	(43)	(43)	-	(108)	(108)
Recoveries of amounts previously written off	-	-	-	-	-	-
Other	-	-	-	-	-	-
Balance, end of period	$26	$210	$236	$26	$210	$236

* The beginning balance incorporates the Day 1 gross up on PCD assets held as of January 1, 2020.

 The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2019	September 30, 2019
Balance, beginning of period	$34	$-
Increases due to:
Credit impairments on new securities subject to impairment losses	10	105
Additional credit impairments on previously impaired securities	8	14
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(3)	(62)
Accretion on securities previously impaired due to credit*	(7)	(15)
Balance, end of period	$42	$42

* Represents both accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities and the accretion due to the passage of time.

AIG | Third Quarter 2020 Form 10-Q 45

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

During the three- and nine-month periods ended September 30, 2020, we purchased certain securities which had more than insignificant credit deterioration since their origination. These PCD securities are held in the portfolio of bonds available for sale in their natural classes at September 30, 2020.

The following table presents a reconciliation of the purchase price to the unpaid principal balance at the acquisition date of the PCD securities that were purchased with credit deterioration during the nine-month period ended September 30, 2020:

(in millions)	September 30, 2020
Unpaid principal balance	$644
Allowance for expected credit losses at acquisition	(26)
Purchase (discount) premium	(149)
Purchase price	$469

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

46 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

The following tables present information on our PCI securities, which are included in bonds available for sale as of December 31, 2019:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$35,139
Cash flows expected to be collected*	28,720
Recorded investment in acquired securities	19,382

*Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	December 31, 2019
Outstanding principal balance	$10,476
Amortized cost	6,970
Fair value	8,664

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2019	September 30, 2019
Balance, beginning of period	$6,402	$7,210
Newly purchased PCI securities	4	17
Accretion	(172)	(495)
Effect of changes in interest rate indices	(278)	(678)
Net reclassification from (to) non-accretable difference,
including effects of prepayments	(162)	(260)
Balance, end of period	$5,794	$5,794

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	September 30, 2020	December 31, 2019
Fixed maturity securities available for sale	$3,664	$3,030

At September 30, 2020 and December 31, 2019, amounts borrowed under repurchase and securities lending agreements totaled $3.7 billion and $3.1 billion, respectively.

AIG | Third Quarter 2020 Form 10-Q 47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
September 30, 2020
Bonds available for sale:
Non-U.S. governments	$107	$-	$-	$-	$-	$107
Corporate debt	147	98	-	-	-	245
Total	$254	$98	$-	$-	$-	$352

December 31, 2019
Bonds available for sale:
Non-U.S. governments	$2	$71	$-	$-	$-	$73
Corporate debt	22	55	82	-	-	159
Total	$24	$126	$82	$-	$-	$232

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
September 30, 2020
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$102	$-	$-	$-	$102
Corporate debt	-	1,428	1,379	-	-	2,807
RMBS	-	403	-	-	-	403
Total	$-	$1,933	$1,379	$-	$-	$3,312

December 31, 2019
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$386	$-	$-	$386
Corporate debt	-	1,071	947	-	-	2,018
RMBS	-	-	-	394	-	394
Total	$-	$1,071	$1,333	$394	$-	$2,798

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	September 30, 2020	December 31, 2019
Securities collateral pledged to us	$5,076	$2,567
Amount sold or repledged by us	-	121

At September 30, 2020 and December 31, 2019, amounts loaned under reverse repurchase agreements totaled $5.1 billion and $2.6 billion, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

48 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $10.8 billion and $8.7 billion at September 30, 2020 and December 31, 2019, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $191 million and $194 million of stock in FHLBs at September 30, 2020 and December 31, 2019, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $5.7 billion and $1.5 billion, respectively, at September 30, 2020 and $4.3 billion and $1.8 billion, respectively, at December 31, 2019.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.5 billion at both September 30, 2020 and December 31, 2019. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $476 million and $330 million, comprised of bonds available for sale and short term investments at September 30, 2020 and December 31, 2019, respectively.

Reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld. Following closing of the Majority Interest Fortitude Sale, a portion of the proceeds were contributed to AIG subsidiaries.

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

Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of September 30, 2020, $8 million and $282 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.

Accrued interest is presented separately and is included in Other assets on the Condensed Consolidated Balance Sheets. As of September 30, 2020, accrued interest receivable was $16 million and $125 million associated with residential mortgage loans and commercial mortgage loans, respectively.

A significant majority of commercial mortgages in the portfolio are non-recourse loans and, accordingly, the only guarantees are for specific items that are exceptions to the non-recourse provisions. It is therefore extremely rare for us to have cause to enforce the provisions of a guarantee on a commercial real estate or mortgage loan.

AIG | Third Quarter 2020 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

The following table presents the composition of Mortgage and other loans receivable, net:

	September 30,	December 31,
(in millions)	2020	2019
Commercial mortgages(a)	$36,359	$36,170
Residential mortgages	5,202	6,683
Life insurance policy loans	2,072	2,065
Commercial loans, other loans and notes receivable	2,754	2,504
Total mortgage and other loans receivable	46,387	47,422
Allowance for credit losses(b)	(797)	(438)
Mortgage and other loans receivable, net	$45,590	$46,984

(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 25 percent and 10 percent, respectively, at September 30, 2020 and 23 percent and 10 percent, respectively, at December 31, 2019).

(b)Does not include $66 million of expected credit loss liability at September 30, 2020 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

Nonperforming loans are generally those loans where payment of contractual principal or interest is more than 90 days past due. Nonperforming loans were not significant for any of the periods presented.

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

September 30, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
>1.2X	$1,577	$5,452	$5,506	$4,008	$5,002	$11,150	$32,695
1.00 - 1.20X	157	393	457	108	162	1,382	2,659
<1.00X	2	79	346	86	94	398	1,005
Total commercial mortgages	$1,736	$5,924	$6,309	$4,202	$5,258	$12,930	$36,359

The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

September 30, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
Less than 65%	$1,571	$3,594	$4,796	$3,050	$3,251	$10,136	$26,398
65% to 75%	163	1,858	1,513	974	1,292	1,751	7,551
76% to 80%	-	88	-	124	98	500	810
Greater than 80%	2	384	-	54	617	543	1,600
Total commercial mortgages	$1,736	$5,924	$6,309	$4,202	$5,258	$12,930	$36,359

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

December 31, 2019	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
Loan-to-Value Ratios(b)
Less than 65%	$23,013	$2,440	$245	$25,698
65% to 75%	9,007	899	40	9,946
76% to 80%	200	6	-	206
Greater than 80%	184	2	134	320
Total commercial mortgages	$32,404	$3,347	$419	$36,170

(a) The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 2.2X at September 30, 2020 and 2.0X at December 31, 2019. The debt service coverage ratios have been updated within the last three months.

(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 57 percent at September 30, 2020 and was 56 percent at December 31, 2019. The loan-to-value ratios have been updated within the last three to nine months.

50 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total
September 30, 2020
Credit Quality Performance
Indicator:
In good standing	700	$13,704	$10,843	$5,124	$3,746	$2,080	$448	$35,945	99%
Restructured(a)	3	-	-	50	-	-	-	50	-
90 days or less delinquent	1	-	-	-	-	108	-	108	-
>90 days delinquent or in
process of foreclosure	5	-	116	54	-	86	-	256	1
Total(b)	709	$13,704	$10,959	$5,228	$3,746	$2,274	$448	$36,359	100%
Allowance for credit losses		$123	$281	$141	$55	$52	$7	$659	2%
December 31, 2019
Credit Quality Performance
Indicator:
In good standing	736	$13,698	$10,553	$5,332	$3,663	$2,211	$522	$35,979	99%
Restructured(a)	3	-	89	-	-	101	-	190	1
90 days or less delinquent	1	1	-	-	-	-	-	1	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	740	$13,699	$10,642	$5,332	$3,663	$2,312	$522	$36,170	100%
Allowance for credit losses:
Specific		$-	$2	$1	$-	$6	$-	$9	-%
General		81	153	44	30	14	5	327	1
Total allowance for credit losses		$81	$155	$45	$30	$20	$5	$336	1%

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

The following table presents credit quality performance indicators for residential mortgages by year of vintage:

September 30, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
FICO*:
780 and greater	$309	$764	$364	$627	$688	$650	$3,402
720 - 779	326	411	123	182	221	197	1,460
660 - 719	10	67	33	48	56	73	287
600 - 659	1	6	6	7	5	13	38
Less than 600	-	-	1	2	3	9	15
Total residential mortgages	$646	$1,248	$527	$866	$973	$942	$5,202

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

AIG | Third Quarter 2020 Form 10-Q 51

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

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable(a):

Three Months Ended September 30,	2020			2019
	Commercial	Other		Commercial		Other
(in millions)	Mortgages	Loans	Total	Mortgages		Loans	Total
Allowance, beginning of period	$667	$127	$794	$310		$97	$407
Initial allowance upon CECL adoption	-	-	-	-		-	-
Loans charged off	-	-	-	(2)		-	(2)
Recoveries of loans previously charged off	-	-	-	-		-	-
Net charge-offs	-	-	-	(2)		-	(2)
Provision for loan losses	(8)	11	3	27		(2)	25
Allowance, end of period	$659	$138	$797	$335	(b)	$95	$430
Nine Months Ended September 30,	2020			2019
	Commercial	Other		Commercial		Other
(in millions)	Mortgages	Loans	Total	Mortgages		Loans	Total
Allowance, beginning of year	$336	$102	$438	$318		$79	$397
Initial allowance upon CECL adoption	311	7	318	-		-	-
Loans charged off	(12)	-	(12)	(2)		-	(2)
Recoveries of loans previously charged off	-	-	-	-		-	-
Net charge-offs	(12)	-	(12)	(2)		-	(2)
Provision for loan losses	24	29	53	19		16	35
Allowance, end of period	$659	$138	$797	$335	(b)	$95	$430

(a) Does not include $66 million of expected credit loss liability at September 30, 2020 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

(b) The September 30, 2019 total allowance was calculated prior to the adoption of ASC 326 on January 1, 2020. Of the total allowance, $10 million relates to individually assessed credit losses on $151 million of commercial mortgages at September 30, 2019.

52 AIG | Third Quarter 2020 Form 10-Q

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

During the nine-month period ended September 30, 2020, loans with a carrying value of $50 million were modified in troubled debt restructurings. There were no loans modified in trouble debt restructurings during the nine-month period ended September 30, 2019.

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

Sale of Fortitude Holdings

On June 2, 2020, we completed the Majority Interest Fortitude Sale. AIG established Fortitude Re, a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Legacy Portfolio. As of September 30, 2020, approximately $30.6 billion of reserves from AIG’s Legacy Life and Retirement Run-Off Lines and approximately $4.1 billion of reserves from AIG’s Legacy General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Legacy Portfolio.

AIG | Third Quarter 2020 Form 10-Q 53

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

There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets as of September 30, 2020:

September 30, 2020	Carrying	Fair
(in millions)	Value	Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$35,775	$35,775	Fair value through other comprehensive income
Fixed maturity securities - fair value option	204	204	Fair value through net investment income
Commercial mortgage loans	3,577	3,866	Amortized cost
Real estate investments	366	595	Amortized cost
Private equity funds / hedge funds	992	992	Fair value through net investment income
Policy loans	423	423	Amortized cost
Derivative assets, net(b)	-	-	Fair value through realized capital gains (losses)
Other	687	687	Amortized cost
Total	$42,024	$42,542

(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $722 million ($570 million after-tax) during the post deconsolidation period (June 2, 2020-September 30, 2020).

(b)The derivative assets have been presented net of collateral. The derivative assets supporting the Fortitude Re funds withheld arrangements had a fair market value of $471 million as of September 30, 2020. These derivative assets are fully collateralized.

The impact of the funds withheld arrangements with Fortitude Re for the period post June 2, 2020 deconsolidation was as follows:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2020	September 30, 2020
Net underwriting income	$-	$-
Net investment income - Fortitude Re funds withheld assets	458	574
Net realized capital losses on Fortitude Re funds withheld assets:
Net realized capital gains - Fortitude Re funds withheld assets	32	128
Net realized capital losses - Fortitude Re embedded derivatives	(656)	(1,493)
Net realized capital losses on Fortitude Re funds withheld assets	(624)	(1,365)
Loss from continuing operations before income tax benefit	(166)	(791)
Income tax benefit(a)	(35)	(166)
Net loss	(131)	(625)
Change in unrealized appreciation of all other investments(a)	132	570
Comprehensive income (loss)	$1	$(55)

(a) The income tax expense (benefit) and the tax impact in accumulated other comprehensive income was computed using AIG’s U.S. statutory tax rate of 21 percent.

Various assets supporting the Fortitude Re funds withheld arrangements are reported at amortized cost, and as such, changes in the fair value of these assets are not reflected in the financial statements. However, changes in the fair value of these assets are included in the embedded derivative in the Fortitude Re funds withheld arrangements. During the three-month period ended September 30, 2020 and the period from June 2, 2020 to September 30, 2020, these assets appreciated by $(1) million and $55 million, respectively, on an after-tax basis.
54 AIG | Third Quarter 2020 Form 10-Q

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

• the relative financial health of the reinsurer as determined by the Obligor Risk Ratings (ORRs) we assign to each reinsurer based upon our financial reviews; insurers that are financially troubled (i.e., in run-off, have voluntarily or involuntarily been placed in receivership, are insolvent, are in the process of liquidation or otherwise subject to formal or informal regulatory restriction) are assigned ORRs that will generate a significant allowance; and

• whether collateral and collateral arrangements exist.

An estimate of the reinsurance recoverable’s lifetime expected credit losses is established utilizing a probability of default and loss given default method, which reflects the reinsurer’s ORR rating. The allowance for credit losses excludes disputed amounts. An allowance for disputes is established for a reinsurance recoverable using the losses incurred model for contingencies.

The total reinsurance recoverables as of September 30, 2020 were $77.5 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 93 percent of the reinsurance recoverables were investment grade, of which 52 percent related to General Insurance and 41 percent related to Life and Retirement; (ii) approximately 7 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance; (iii) less than one percent of the non-investment grade reinsurance recoverables related to Life and Retirement and (iv) approximately one percent of the reinsurance recoverables related to entities that were not rated by AIG.

As of September 30, 2020, approximately 75 percent of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds held or trust agreements.

Reinsurance Recoverable Allowance

The following table presents a rollforward of the reinsurance recoverable allowance:

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	General	Life and		General	Life and
(in millions)	Insurance	Retirement	Total	Insurance	Retirement	Total
Balance, beginning of period	$305	$59	$364	$111	$40	$151
Initial allowance upon CECL adoption	-	-	-	202	22	224
Current period provision for expected credit losses and disputes	(2)	2	-	-	5	5
Write-offs charged against the allowance for credit losses and
disputes	-	-	-	(5)	(5)	(10)
Other changes	5	1	6	-	-	-
Balance, end of period	$308	$62	$370	$308	$62	$370

There were no recoveries of credit losses previously written off for either of the three- and nine-month periods ended September 30, 2020.

Past-Due Status

We consider a reinsurance asset to be past due when it is 90 days past due and record an allowance for disputes when there is reasonable uncertainty of the collectability of a disputed amount during the reporting period. Past due balances were not significant for any of the periods presented.

AIG | Third Quarter 2020 Form 10-Q 55

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

Balance Sheet Classification and Exposure to Loss

The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

	Real Estate and		Affordable
	Investment	Securitization	Housing
(in millions)	Entities(d)	Vehicles(e)	Partnerships	Other	Total
September 30, 2020
Assets:
Bonds available for sale	$-	$6,075	$-	$-	$6,075
Other bond and equity securities	281	2,416	-	6	2,703
Mortgage and other loans receivable	-	3,247	-	-	3,247
Other invested assets	5,975	-	3,549	18	9,542
Other(a)	461	1,635	520	23	2,639
Total assets(b)	$6,717	$13,373	$4,069	$47	$24,206
Liabilities:
Long-term debt	$2,509	$4,054	$2,317	$-	$8,880
Other(c)	165	159	197	9	530
Total liabilities	$2,674	$4,213	$2,514	$9	$9,410
December 31, 2019
Assets:
Bonds available for sale	$177	$7,239	$-	$-	$7,416
Other bond securities	-	3,324	-	1	3,325
Mortgage and other loans receivable	-	3,860	-	-	3,860
Other invested assets	5,231	-	3,464	42	8,737
Other(a)	615	1,996	469	42	3,122
Total assets(b)	$6,023	$16,419	$3,933	$85	$26,460
Liabilities:
Long-term debt	$2,810	$4,356	$2,074	$4	$9,244
Other(c)	236	359	195	24	814
Total liabilities	$3,046	$4,715	$2,269	$28	$10,058

(a)Comprised primarily of Short-term investments and Other assets at September 30, 2020 and December 31, 2019.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c) Comprised primarily of Other liabilities at September 30, 2020 and December 31, 2019.

(d) At September 30, 2020 and December 31, 2019, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $2.3 billion and $2.6 billion, respectively.

(e) At September 30, 2020 and December 31, 2019, the company had contributed total assets of $12.6 billion and $15.6 billion, respectively, into consolidated securitization vehicles.

56 AIG | Third Quarter 2020 Form 10-Q

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

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
September 30, 2020
Real estate and investment entities(a)	$293,428	$5,260	$3,238		$8,498
Affordable housing partnerships	3,045	384	-		384
Other	5,033	461	562	(c)	1,023
Total	$301,506	$6,105	$3,800		$9,905
December 31, 2019
Real estate and investment entities(a)	$283,349	$6,519	$3,286		$9,805
Affordable housing partnerships	3,351	453	-		453
Other	5,320	310	561	(c)	871
Total	$292,020	$7,282	$3,847		$11,129

(a)Comprised primarily of hedge funds and private equity funds.

(b) At September 30, 2020 and December 31, 2019, $5.7 billion and $7.0 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

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

AIG | Third Quarter 2020 Form 10-Q 57

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

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2020				December 31, 2019
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$690	$19	$299	$13	$495	$3	$410	$7
Foreign exchange contracts	6,146	494	3,910	159	4,328	342	5,230	162
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	66,938	5,035	39,057	4,546	52,437	3,197	35,231	2,742
Foreign exchange contracts	15,771	1,094	6,345	460	8,133	698	12,093	863
Equity contracts	21,461	957	4,268	101	18,533	769	7,539	139
Credit contracts(b)	2,797	1	970	69	8,457	3	923	89
Other contracts(c)	43,069	13	55	7	40,582	14	56	7
Total derivatives, gross	$156,872	$7,613	$54,904	$5,355	$132,965	$5,026	$61,482	$4,009
Counterparty netting(d)		(3,695)		(3,695)		(2,427)		(2,427)
Cash collateral(e)		(3,129)		(1,060)		(1,806)		(527)
Total derivatives on condensed
consolidated balance sheets(f)		$789		$600		$793		$1,055

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) As of September 30, 2020 and December 31, 2019, included CDSs on super senior multi-sector CDOs with a net notional amount of $137 million and $152 million (fair value liability of $45 million and $48 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio.

(c) Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e) Represents cash collateral posted and received that is eligible for netting.

(f) Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both September 30, 2020 and December 31, 2019. Fair value of liabilities related to bifurcated embedded derivatives was $14.5 billion and $6.9 billion, respectively, at September 30, 2020 and December 31, 2019. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information see Note 7 to the Condensed Consolidated Financial Statements..

58 AIG | Third Quarter 2020 Form 10-Q

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

Collateral posted by us to third parties for derivative transactions was $2.6 billion at September 30, 2020 and $2.2 billion at December 31, 2019. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $3.4 billion and $2.2 billion at September 30, 2020 and December 31, 2019, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three- and nine-month periods ended September 30, 2020, we recognized losses of $(107) million and $(5) million, respectively, and for the three- and nine-month periods ended September 30, 2019, we recognized gains of $89 million and $146 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

AIG | Third Quarter 2020 Form 10-Q 59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

Gains/(Losses) Recognized in Earnings for:
Hedging		Excluded	Hedged
(in millions)	Derivatives(a)	Components(b)	Items	Net Impact
Three Months Ended September 30, 2020
Interest rate contracts:
Interest credited to policyholder account balances	$(2)	$-	$5	$3
Net investment income	1	-	-	1
Foreign exchange contracts:
Realized capital gains/(losses)	(250)	(50)	250	(50)
Three Months Ended September 30, 2019
Interest rate contracts:
Interest credited to policyholder account balances	$4	$-	$(4)	$-
Net investment income	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	228	41	(228)	41
Nine Months Ended September 30, 2020
Interest rate contracts:
Interest credited to policyholder account balances	$16	$-	$(15)	$1
Net investment income	(6)	-	6	-
Foreign exchange contracts:
Realized capital gains/(losses)	(77)	155	77	155
Nine Months Ended September 30, 2019
Interest rate contracts:
Interest credited to policyholder account balances	$18	$-	$(18)	$-
Net investment income	(1)	-	1	-
Foreign exchange contracts:
Realized capital gains/(losses)	278	84	(278)	84

(a) Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.

(b) Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

60 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
By Derivative Type:
Interest rate contracts	$(462)	$1,078	$2,104	$2,052
Foreign exchange contracts	(535)	342	366	545
Equity contracts	(46)	96	586	(23)
Credit contracts	(1)	26	55	35
Other contracts	18	14	44	48
Embedded derivatives	(507)	(756)	(3,333)	(2,037)
Total	$(1,533)	$800	$(178)	$620
By Classification:
Policy fees	$16	$16	$46	$51
Net investment income	4	(3)	1	(58)
Net realized capital gains (losses) - excluding
Fortitude Re funds withheld assets	(775)	780	1,398	611
Net realized capital gains (losses) on Fortitude Re
funds withheld assets	(776)	-	(1,639)	-
Policyholder benefits and claims incurred	(2)	7	16	16
Total	$(1,533)	$800	$(178)	$620

CREDIT RISK-RELATED CONTINGENT FEATURES

We estimate that at September 30, 2020, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $46 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $255 million and $336 million at September 30, 2020 and December 31, 2019, respectively. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2020 and December 31, 2019, was approximately $305 million and $381 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $2.5 billion and $3.3 billion at September 30, 2020 and December 31, 2019, respectively. These securities have par amounts of $5.2 billion and $7.4 billion at September 30, 2020 and December 31, 2019, respectively, and have remaining stated maturity dates that extend to 2052.

AIG | Third Quarter 2020 Form 10-Q 61

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

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.7 billion and $12.2 billion at September 30, 2020 and December 31, 2019, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At September 30, 2020 and December 31, 2019, we held collateral of approximately $9.2 billion and $8.9 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at September 30, 2020.

62 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following table presents the roll-forward of activity in Loss Reserves:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Liability for unpaid loss and loss adjustment expenses, beginning of period	$77,853	$81,057	$78,328	$83,639
Reinsurance recoverable	(35,458)	(31,333)	(31,069)	(31,690)
Initial allowance upon CECL adoption	-	-	164	-
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	42,395	49,724	47,423	51,949
Losses and loss adjustment expenses incurred:
Current year	4,324	4,612	12,683	13,181
Prior years, excluding discount and amortization of deferred gain	20	(74)	(6)	(221)
Prior years, discount charge (benefit)	25	276	135	1,017
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(36)	13	(187)	(129)
Total losses and loss adjustment expenses incurred	4,333	4,827	12,625	13,848
Losses and loss adjustment expenses paid:
Current year	(1,316)	(1,572)	(2,568)	(2,949)
Prior years	(3,115)	(4,244)	(11,256)	(14,010)
Total losses and loss adjustment expenses paid	(4,431)	(5,816)	(13,824)	(16,959)
Other changes:
Foreign exchange effect	925	(172)	656	(165)
Allowance for credit losses	-	-	-	-
Retroactive reinsurance adjustment (net of discount)(b)	80	96	240	(14)
Fortitude sale and reinsurance adjustment(c)	-	-	(3,818)	-
Total other changes	1,005	(76)	(2,922)	(179)
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	43,302	48,659	43,302	48,659
Reinsurance recoverable	35,282	31,224	35,282	31,224
Total	$78,584	$79,883	$78,584	$79,883

(a)Includes $6 million and $6 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three-month periods ended September 30, 2020 and 2019, respectively, and $26 million and $21 million for the nine-month periods ended September 30, 2020 and 2019, respectively.

(b)Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $20 million and $43 million for the three-month periods ended September 30, 2020 and 2019, respectively, and $78 million and $475 million for the nine-month periods ended September 30, 2020 and 2019, respectively.

(c)On June 2, 2020, AIG completed the Majority Interest Fortitude Sale. Concurrent with the Majority Interest Fortitude Sale, AIG established a reinsurance recoverable. Refer to Note 1 for additional information.

On January 20, 2017, we entered into an adverse development reinsurance agreement with NICO, under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the paid losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion. At NICO’s 80 percent share, NICO’s limit of liability under the contract is $20 billion. We account for this transaction as retroactive reinsurance. We paid total consideration, including interest, of $10.2 billion. The consideration was placed into a collateral trust account as security for NICO’s claim payment obligations, and Berkshire has provided a parental guarantee to secure the obligations of NICO under the agreement. The total paid claims subject to the agreement as of September 30, 2020 were below the attachment point.

Discounting of Loss Reserves

At September 30, 2020 and December 31, 2019, the loss reserves reflect a net loss reserve discount of $938 million and $1.5 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:

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

AIG | Third Quarter 2020 Form 10-Q 63

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

At September 30, 2020 and December 31, 2019, the discount consists of $289 million and $582 million of tabular discount, respectively, and $649 million and $967 million of non-tabular discount for workers’ compensation, respectively. During the nine-month periods ended September 30, 2020 and 2019, the benefit (charge) from changes in discount of $(41) million and $(920) million, respectively, recorded as part of the policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income.

The following table presents the components of the loss reserve discount discussed above:

	September 30, 2020			December 31, 2019
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio(b)	Total	Insurance	Portfolio	Total
U.S. workers' compensation	$2,111	$-	$2,111	$2,134	$666	$2,800
Retroactive reinsurance	(1,173)	-	(1,173)	(1,251)	-	(1,251)
Total reserve discount(a)	$938	$-	$938	$883	$666	$1,549

(a)Excludes $151 million and $172 million of discount related to certain long tail liabilities in the UK at September 30, 2020 and December 31, 2019, respectively.

(b)On June 2, 2020, we completed the Majority Interest Fortitude Sale. Refer to Note 1 for additional information.

The following table presents the net loss reserve discount benefit (charge):

Three Months Ended September 30,	2020			2019
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio(c)	Total	Insurance	Portfolio	Total
Current accident year	$56	$-	$56	$41	$-	$41
Accretion and other adjustments to prior year discount	(25)	-	(25)	(26)	(56)	(82)
Effect of interest rate changes	-	-	-	(136)	(58)	(194)
Net reserve discount benefit (charge)	31	-	31	(121)	(114)	(235)
Change in discount on loss reserves ceded under retroactive
reinsurance	20	-	20	43	-	43
Net change in total reserve discount(a)	$51	$-	$51	$(78)	$(114)	$(192)

Nine Months Ended September 30,	2020			2019
	North			North
	America			America
	Commercial	Legacy		Commercial	Legacy
(in millions)	Insurance	Portfolio(c)	Total	Insurance	Portfolio	Total
Current accident year	$94	$-	$94	$97	$-	$97
Accretion and other adjustments to prior year discount	(117)	(18)	(135)	(269)	(80)	(349)
Effect of interest rate changes	-	-	-	(473)	(195)	(668)
Net reserve discount benefit (charge)	(23)	(18)	(41)	(645)	(275)	(920)
Change in discount on loss reserves ceded under retroactive
reinsurance	78	-	78	475	-	475
Net change in total reserve discount(b)	$55	$(18)	$37	$(170)	$(275)	$(445)

(a) Excludes $(12) million and $(27) million discount related to certain long tail liabilities in the UK for the three-month periods ended September 30, 2020 and 2019, respectively.

(b) Excludes $(20) million and $(1) million discount related to certain long tail liabilities in the UK for the nine-month periods ended September 30, 2020 and 2019, respectively.

(c) On June 2, 2020, we completed the Majority Interest Fortitude Sale. Refer to Note 1 for additional information.

64 AIG | Third Quarter 2020 Form 10-Q

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

Additionally, from time to time, various regulatory and governmental agencies review the transactions and practices of AIG and our subsidiaries in connection with industry-wide and other inquiries into, among other matters, the business practices of current and former operating insurance subsidiaries. Such investigations, inquiries or examinations could develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage. For example, among other matters, we are currently responding to governmental investigations and examinations pertaining to certain sales and compensation practices and payments and related disclosures in connection with financial planning services and the sale and distribution of related products, including 403(b) and similar retirement plans, by the Individual and Group Retirement operating segments. On July 28, 2020, VALIC Financial Advisors, Inc. (VFA), an indirect subsidiary of AIG, agreed to settle two separate proceedings brought by the SEC to resolve certain of these matters. VFA consented to the entry of both orders without admitting or denying the findings therein. In the first matter, the SEC found that VFA violated Sections 206(2) and 206(4) of the Investment Advisers Act of 1940 (the Advisers Act) and Rules 206(4)-3 and 206(4)-7 thereunder, by failing to disclose to certain Florida teachers who were potential and actual clients that VFA’s parent, VALIC, made payments and provided other financial benefits to a company owned by Florida K-12 teachers’ unions for referrals. As part of the settlement VFA agreed to pay a $20 million penalty and to comply with certain undertakings. In the second settled proceeding, the SEC found that VFA violated Sections 206(2) and 206(4) of the Advisers Act and Rule 206(4)-7 thereunder, in connection with certain mutual fund share class selection practices. These practices included conflicts of interest associated with VFA’s receipt of revenue sharing, avoidance of transaction fees, and receipt of compensation paid by mutual funds in accordance with Rule 12b-1 under the Investment Company Act of 1940, without appropriate disclosure, and in violation of its duty to seek best execution. VFA agreed as part of the settlement to pay disgorgement of $13.2 million, prejudgment interest of $2.2 million, and a civil monetary penalty of $4.5 million, as well as to comply with certain undertakings. We have cooperated, and will continue to cooperate, in producing documents and other information with respect to these matters.

AIG | Third Quarter 2020 Form 10-Q 65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Contingencies, Commitments and Guarantees

Tax Litigation

We are party to tax litigation before the Southern District of New York. In October 2020, the Southern District of New York dismissed the case based upon the settlement reached between AIG and the government. For additional information see Note 15 to the Condensed Consolidated Financial Statements.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $7.2 billion at September 30, 2020.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and related subsidiaries (collectively AIGFP) and of AIG Markets, Inc. arising from transactions entered into by AIG Markets, Inc.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at September 30, 2020 was $78 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

Asset Dispositions

We are subject to financial guarantees and indemnity arrangements in connection with the completed sales of businesses. The various arrangements may be triggered by, among other things, declines in asset values, the occurrence of specified business contingencies, the realization of contingent liabilities, developments in litigation or breaches of representations, warranties or covenants provided by us. These arrangements are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or are not applicable. The Majority Interest Fortitude Sale is subject to a post-closing purchase price adjustment pursuant to which AIG will pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur on or prior to December 31, 2023, up to a maximum of $500 million.

We are unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, we believe that it is unlikely we will have to make any material payments related to completed sales under these arrangements, and no material liabilities related to these arrangements have been recorded in the Condensed Consolidated Balance Sheets.

For additional discussion on the Fortitude Re transaction, see Note 1 to the Condensed Consolidated Financial Statements.

Other

• For additional discussion on commitments and guarantees associated with VIEs see Note 8 to the Condensed Consolidated Financial Statements.

• For additional disclosures about derivatives see Note 9 to the Condensed Consolidated Financial Statements.

66 AIG | Third Quarter 2020 Form 10-Q

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

AIG | Third Quarter 2020 Form 10-Q 67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents declaration date, record date, payment date and dividends paid per preferred share and per depository share on the Series A Preferred Stock in the nine months ended September 30, 2020 and 2019:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
August 3, 2020	August 31, 2020	September 15, 2020	$365.625	$0.365625
May 4, 2020	May 29, 2020	June 15, 2020	365.625	0.365625
February 12, 2020	February 28, 2020	March 16, 2020	365.625	0.365625
August 7, 2019	August 30, 2019	September 16, 2019	$365.625	$0.365625
May 21, 2019	May 31, 2019	June 17, 2019	369.6875	0.3696875

Common Stock

The following table presents a rollforward of outstanding shares:

Nine Months Ended September 30, 2020	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Shares, beginning of year	1,906,671,492	(1,036,672,461)	869,999,031
Shares issued	-	3,610,496	3,610,496
Shares repurchased	-	(12,160,952)	(12,160,952)
Shares, end of period	1,906,671,492	(1,045,222,917)	861,448,575

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

The following table presents declaration date, record date, payment date and dividends paid per common share on AIG Common Stock in the nine months ended September 30, 2020 and 2019:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Common Share
August 3, 2020	September 17, 2020	September 30, 2020	$0.32
May 4, 2020	June 15, 2020	June 29, 2020	0.32
February 12, 2020	March 16, 2020	March 30, 2020	0.32
August 7, 2019	September 17, 2019	September 30, 2019	$0.32
May 6, 2019	June 14, 2019	June 28, 2019	0.32
February 13, 2019	March 15, 2019	March 29, 2019	0.32

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

68 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On February 13, 2019, our Board of Directors authorized an additional increase of approximately $1.5 billion to its previous share repurchase authorization. As of September 30, 2020, $1.5 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

In February 2020, we executed an accelerated stock repurchase (ASR) agreement with a third-party financial institution. The total number of shares of AIG Common Stock repurchased in the nine months ended September 30, 2020, and the aggregate purchase price of those shares, reflect our payment of $500 million in the aggregate under the ASR agreement and the receipt of approximately 12 million shares of AIG Common Stock in the aggregate.

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

Accumulated Other Comprehensive INCOME (LOSS)

The following table presents a rollforward of Accumulated other comprehensive income (loss):

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Allowance	(Depreciation)	Currency	Plan	Attributable to
	for Credit Losses	of All Other	Translation	Liabilities	Changes in
(in millions)	Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, June 30, 2020, net of tax	$(233)	$13,281	$(2,767)	$(1,120)	$8	$9,169
Change in unrealized appreciation of investments	101	2,273	-	-	-	2,374
Change in deferred policy acquisition costs
adjustment and other	(5)	(296)	-	-	-	(301)
Change in future policy benefits	-	(147)	-	-	-	(147)
Change in foreign currency translation adjustments	-	-	297	-	-	297
Change in net actuarial loss	-	-	-	2	-	2
Change in prior service credit	-	-	-	-	-	-
Change in deferred tax asset (liability)	(17)	(445)	55	(3)	-	(410)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	1	1
Total other comprehensive income (loss)	79	1,385	352	(1)	1	1,816
Noncontrolling interests	-	2	5	-	-	7
Balance, September 30, 2020, net of tax	$(154)	$14,664	$(2,420)	$(1,121)	$9	$10,978

Balance, December 31, 2019, net of tax	$-	$8,722	$(2,625)	$(1,122)	$7	$4,982
Change in unrealized appreciation (depreciation)
of investments	(212)	6,088	-	-	-	5,876
Change in deferred policy acquisition costs
adjustment and other	14	(655)	-	-	-	(641)
Change in future policy benefits	-	2,187	-	-	-	2,187
Change in foreign currency translation adjustments	-	-	169	-	-	169
Change in net actuarial loss	-	-	-	18	-	18
Change in prior service credit	-	-	-	(1)	-	(1)
Change in deferred tax asset (liability)	44	(1,695)	37	(16)	-	(1,630)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	2	2
Total other comprehensive income (loss)	(154)	5,925	206	1	2	5,980
Noncontrolling interests	-	(17)	1	-	-	(16)
Balance, September 30, 2020, net of tax	$(154)	$14,664	$(2,420)	$(1,121)	$9	$10,978
AIG | Third Quarter 2020 Form 10-Q 69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, June 30, 2019, net of tax	$720	$8,034	$(2,692)	$(1,079)	$8	$4,991
Change in unrealized appreciation (depreciation)
of investments	(9)	4,386	-	-	-	4,377
Change in deferred policy acquisition costs
adjustment and other	11	(522)	-	-	-	(511)
Change in future policy benefits	-	(3,042)	-	-	-	(3,042)
Change in foreign currency translation adjustments	-	-	(24)	-	-	(24)
Change in net actuarial loss	-	-	-	13	-	13
Change in prior service credit	-	-	-	(1)	-	(1)
Change in deferred tax liability	(4)	(166)	(10)	(5)	-	(185)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	1	1
Total other comprehensive income (loss)	(2)	656	(34)	7	1	628
Noncontrolling interests	-	5	(1)	-	-	4
Balance, September 30, 2019, net of tax	$718	$8,685	$(2,725)	$(1,072)	$9	$5,615

Balance, December 31, 2018, net of tax	$(38)	$2,426	$(2,725)	$(1,086)	$10	$(1,413)
Change in unrealized appreciation of investments	935	15,262	-	-	-	16,197
Change in deferred policy acquisition costs
adjustment and other	(3)	(2,246)	-	-	-	(2,249)
Change in future policy benefits	-	(5,291)	-	-	-	(5,291)
Change in foreign currency translation adjustments	-	-	31	-	-	31
Change in net actuarial loss	-	-	-	29	-	29
Change in prior service credit	-	-	-	(2)	-	(2)
Change in deferred tax liability	(176)	(1,447)	(30)	(13)	-	(1,666)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(1)	(1)
Total other comprehensive income (loss)	756	6,278	1	14	(1)	7,048
Noncontrolling interests	-	19	1	-	-	20
Balance, September 30, 2019, net of tax	$718	$8,685	$(2,725)	$(1,072)	$9	$5,615

70 AIG | Third Quarter 2020 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the three- and nine-month periods ended September 30, 2020 and 2019, respectively:

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Allowance	(Depreciation)	Currency	Plan	Attributable to
	for Credit Losses	of All Other	Translation	Liabilities	Changes in
(in millions)	Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Three Months Ended September 30, 2020
Unrealized change arising during period	$99	$2,002	$297	$(9)	$1	$2,390
Less: Reclassification adjustments
included in net income	3	172	-	(11)	-	164
Total other comprehensive income (loss),
before income tax expense (benefit)	96	1,830	297	2	1	2,226
Less: Income tax expense (benefit)	17	445	(55)	3	-	410
Total other comprehensive income (loss),
net of income tax expense (benefit)	$79	$1,385	$352	$(1)	$1	$1,816
Nine Months Ended September 30, 2020
Unrealized change arising during period	$(198)	$8,158	$169	$(15)	$2	$8,116
Less: Reclassification adjustments
included in net income	-	538	-	(32)	-	506
Total other comprehensive income (loss),
before income tax expense (benefit)	(198)	7,620	169	17	2	7,610
Less: Income tax expense (benefit)	(44)	1,695	(37)	16	-	1,630
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(154)	$5,925	$206	$1	$2	$5,980

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Three Months Ended September 30, 2019
Unrealized change arising during period	$3	$949	$(24)	$3	$1	$932
Less: Reclassification adjustments
included in net income	1	127	-	(9)	-	119
Total other comprehensive income (loss),
before income tax expense	2	822	(24)	12	1	813
Less: Income tax expense	4	166	10	5	-	185
Total other comprehensive income (loss),
net of income tax expense	$(2)	$656	$(34)	$7	$1	$628
Nine Months Ended September 30, 2019
Unrealized change arising during period	$929	$7,912	$31	$3	$(1)	$8,874
Less: Reclassification adjustments
included in net income	(3)	187	-	(24)	-	160
Total other comprehensive income (loss),
before income tax expense	932	7,725	31	27	(1)	8,714
Less: Income tax expense	176	1,447	30	13	-	1,666
Total other comprehensive income (loss),
net of income tax expense	$756	$6,278	$1	$14	$(1)	$7,048

AIG | Third Quarter 2020 Form 10-Q 71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Three Months Ended September 30,
(in millions)	2020	2019
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$3	$-	Other realized capital gains
Total	3	-
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	-	1	Other realized capital gains
Total	-	1
Unrealized appreciation (depreciation) of all other investments
Investments	172	127	Other realized capital gains
Total	172	127
Change in retirement plan liabilities adjustment
Prior-service credit	-	-	*
Actuarial losses	(11)	(9)	*
Total	(11)	(9)
Total reclassifications for the period	$164	$119
	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Condensed Consolidated Statements of Income

	Nine Months Ended September 30,
(in millions)	2020	2019
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$-	$-	Other realized capital gains
Total	-	-
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	-	(3)	Other realized capital gains
Total	-	(3)
Unrealized appreciation (depreciation) of all other investments
Investments	538	187	Other realized capital gains
Total	538	187
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	-	*
Actuarial losses	(31)	(24)	*
Total	(32)	(24)
Total reclassifications for the period	$506	$160

*These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. For additional information see Note 14 to the Condensed Consolidated Financial Statements.

72 AIG | Third Quarter 2020 Form 10-Q

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per common share data)	2020	2019	2020	2019
Numerator for EPS:
Income (loss) from continuing operations	$294	$973	$(5,817)	$3,301
Less: Net income from continuing operations attributable to noncontrolling interests	11	317	78	881
Less: Preferred stock dividends	7	8	22	15
Income (loss) attributable to AIG common shareholders
from continuing operations	276	648	(5,917)	2,405
Income (loss) from discontinued operations, net of income tax expense	5	-	4	(1)
Net income (loss) attributable to AIG common shareholders	$281	$648	$(5,913)	$2,404
Denominator for EPS:
Weighted average common shares outstanding — basic	867,713,308	877,009,495	869,627,926	876,262,372
Dilutive common shares	5,417,642	18,804,915	-	10,958,744
Weighted average common shares outstanding — diluted(a)(b)	873,130,950	895,814,410	869,627,926	887,221,116
Income (loss) per common share attributable to AIG common
shareholders:
Basic:
Income (loss) from continuing operations	$0.31	$0.74	$(6.80)	$2.74
Income from discontinued operations	$0.01	$-	$-	$-
Income (loss) attributable to AIG common shareholders	$0.32	$0.74	$(6.80)	$2.74
Diluted:
Income (loss) from continuing operations	$0.31	$0.72	$(6.80)	$2.71
Income from discontinued operations	$0.01	$-	$-	$-
Income (loss) attributable to AIG common shareholders	$0.32	$0.72	$(6.80)	$2.71

(a) Shares in the diluted EPS calculation represent basic shares for the nine-month period ended September 30, 2020 due to the net loss in that period. The number of common shares excluded from the calculation was 4,432,369 shares for the nine-month period ended September 30, 2020.

(b) Dilutive common shares included our share-based employee compensation plans and a weighted average portion of the 10-year warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011 and expire in January 2021. The number of common shares excluded from diluted shares outstanding was 70.9 million and 68.9 million for the three- and nine-month periods ended September 30, 2020, respectively, and 5.1 million and 24.9 million for the three- and nine-month periods ended September 30, 2019, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

For information about our repurchases of AIG Common Stock see Note 12 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2020 Form 10-Q 73

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Employee Benefits

14. Employee Benefits

We sponsor various defined benefit plans for eligible employees and retirees in the U.S. and certain non-U.S. countries.

The following table presents the components of net periodic benefit cost (credit) with respect to pension benefits:

	Pension
	U.S.	Non-U.S.
(in millions)	Plans	Plans	Total
Three Months Ended September 30, 2020
Components of net periodic benefit cost:
Service cost	$1	$5	$6
Interest cost	33	3	36
Expected return on assets	(60)	(5)	(65)
Amortization of prior service cost	-	1	1
Amortization of net loss	9	1	10
Net periodic benefit cost (credit)	(17)	5	(12)
Settlement charges	-	-	-
Net benefit cost (credit)	$(17)	$5	$(12)
Three Months Ended September 30, 2019
Components of net periodic benefit cost:
Service cost	$2	$6	$8
Interest cost	44	3	47
Expected return on assets	(58)	(5)	(63)
Amortization of prior service cost	-	-	-
Amortization of net loss	9	1	10
Net periodic benefit cost (credit)	(3)	5	2
Settlement charges	-	-	-
Net benefit cost (credit)	$(3)	$5	$2
Nine Months Ended September 30, 2020
Components of net periodic benefit cost:
Service cost	$4	$15	$19
Interest cost	100	8	108
Expected return on assets	(179)	(15)	(194)
Amortization of prior service cost	-	2	2
Amortization of net loss	25	5	30
Net periodic benefit cost (credit)	(50)	15	(35)
Settlement charges	-	-	-
Net benefit cost (credit)	$(50)	$15	$(35)
Nine Months Ended September 30, 2019
Components of net periodic benefit cost:
Service cost	$7	$16	$23
Interest cost	131	11	142
Expected return on assets	(172)	(16)	(188)
Amortization of prior service cost	-	1	1
Amortization of net loss	25	4	29
Net periodic benefit cost (credit)	(9)	16	7
Settlement credit	-	(3)	(3)
Net benefit cost (credit)	$(9)	$13	$4

The service cost for our U.S. defined benefit plans only reflects administrative fees as the plans are frozen and no longer accrue benefits. We recognized net expense of $2 million and $6 million for our U.S. and non-U.S. postretirement benefit plans for the three- and nine-month periods ended September 30, 2020, respectively. We recognized net expense of $2 million and $5 million for our U.S. and non-U.S. postretirement benefit plans for the three- and nine-month periods ended September 30, 2019, respectively.

74 AIG | Third Quarter 2020 Form 10-Q

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

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 crisis. The tax provisions of the CARES Act have not had and are currently not expected to have a material impact on AIG’s U.S. federal tax liabilities.

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

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions, and are recorded in the period in which the change occurs. While certain impacts of the Tax Act are included in our annual effective tax rate, we continue to refine our calculations as additional information becomes available, which may result in changes to the estimated annual effective tax rate. As of September 30, 2020, the annual effective tax rate includes the tax effects of actual and projected COVID-19 related losses and market developments. The tax effects of the Majority Interest Fortitude Sale were excluded from the estimated annual effective tax rate and reported in the second quarter interim period.

Interim Tax Expense (Benefit)

For the three-month period ended September 30, 2020, the effective tax rate on income from continuing operations was 20.1 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to the effect of foreign operations, accrual of interest associated with IRS and other tax authority matters, state and local income taxes, and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

AIG | Third Quarter 2020 Form 10-Q 75

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

For the nine-month period ended September 30, 2020, the effective tax rate on loss from continuing operations was 13.6 percent. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax effects of the Majority Interest Fortitude Sale, tax charges associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, accrual of interest associated with IRS and other tax authority matters, the effect of foreign operations, excess tax charges related to share based compensation payments recorded through the income statement, state and local income taxes, and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the three-month period ended September 30, 2019, the effective tax rate on income from continuing operations was 22.8 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, changes in reserves for uncertain tax positions, a net tax charge due to the accrual of interest associated with IRS and other tax authority matters, state and local income taxes, and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and valuation allowance activity related to certain foreign subsidiaries. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

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

For the nine-month period ended September 30, 2020, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested. Given the uncertainties around the impact from the COVID-19 crisis, including the significant global economic slowdown and general market decline, we continue to monitor and review the impact on our reinvestment considerations, including regulatory oversight in the relevant jurisdictions.

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

76 AIG | Third Quarter 2020 Form 10-Q

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

The carryforward periods of our foreign tax credit carryforwards range from tax years 2020 through 2023. Carryforward periods for our net operating losses extend from 2028 forward. However, utilization of a portion of our net operating losses is limited under separate return limitation year rules. Based on 2020 events and our analysis of their potential impact on utilization of our tax attributes, we concluded in the first quarter of 2020 that a valuation allowance should be established on a portion of our foreign tax credit carryforwards and net operating losses that are no longer more-likely-than-not to be realized. To the extent that the valuation allowance is attributed to changes in forecast of current year taxable income, the impact is included in our estimated annualized effective tax rate. The valuation allowance related to changes in forecasts of income in future periods as well as other items not related to the current year was recorded discretely in the nine-month period ended September 30, 2020. Accordingly, as of September 30, 2020, we have recorded a $286 million valuation allowance through continuing operations. No additional activity was recorded for the three-month period ended September 30, 2020.

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

For the nine-month period ended September 30, 2020, recent changes in market conditions, including the COVID-19 crisis and interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of September 30, 2020, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. Life Insurance Companies’ available for sale securities portfolio.

For the nine-month period ended September 30, 2020, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. non-life companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of September 30, 2020, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. non-life companies’ available for sale securities portfolio.

For the three- and nine-month periods ended September 30, 2020, we recognized a net increase (decrease) of $(8) million and $12 million, respectively, in deferred tax asset valuation allowance associated with certain foreign and state jurisdictions, primarily attributable to current year activity. For the nine-month period ended September 30, 2020, we also recognized a $206 million decrease in deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to a corresponding reduction in foreign net operating loss deferred tax assets as a result of restructuring of our European business and the expiration of a portion of net operating losses prior to utilization in Japan which was recorded during the three-month period ended June 30, 2020.

Tax Examinations and Litigation

On August 1, 2012, we filed a motion for partial summary judgment related to the disallowance of foreign tax credits associated with cross border financing transactions in the Southern District of New York (SDNY). The SDNY denied our summary judgment motion and upon AIG’s appeal, the U.S. Court of Appeals for the Second Circuit (the Second Circuit) affirmed the denial. AIG’s petition for certiorari to the U.S. Supreme Court from the decision of the Second Circuit was denied on March 7, 2016. As a result, the case was remanded back to the SDNY for a jury trial.

AIG | Third Quarter 2020 Form 10-Q 77

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

In January 2018, the parties reached non-binding agreements in principle on issues presented in the dispute. In 2019, we agreed with the IRS to execute an agreement for the tax years at issue in which AIG would waive restrictions on the assessment of additional tax related to the settlement of the underlying issues in those tax years. The litigation was stayed pending the outcome of the review process.

In October 2020, the review process concluded and the parties executed a binding settlement agreement on the underlying issues in those tax years. On October 22, 2020, the SDNY dismissed the case based upon the settlement reached between AIG and the government. The parties continue to review the related interest calculations based on the settlement agreement. We have adequate reserves for the potential liabilities that may result from these matters.

In September 2020, we received the IRS Revenue Agent Report containing agreed and disagreed issues for the audit of tax years 2007-2010. In October 2020, we filed a protest of the disagreed issues with IRS Appeals.

Accounting for Uncertainty in Income Taxes

At September 30, 2020 and December 31, 2019, our unrecognized tax benefits, excluding interest and penalties, were $4.8 billion. At September 30, 2020 and December 31, 2019, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $45 million and $43 million, respectively. Accordingly, at both September 30, 2020 and December 31, 2019, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.7 billion.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At September 30, 2020 and December 31, 2019, we had accrued liabilities of $2.6 billion and $2.4 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the nine-month periods ended September 30, 2020 and 2019, we accrued expense (benefit) of $126 million and $181 million, respectively, for the payment of interest and penalties.

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

In October 2020, AIG and the IRS entered into a binding settlement agreement related to tax years 1991-2006. Pursuant to relevant accounting guidance, developments that occur after the balance sheet date but before issuance of the financial statements should be recognized in the period in which they occur (i.e., the subsequent interim period, which in this case will be the three months ending December 31, 2020). Accordingly, no impact of this agreement is reflected in the current period ended September 30, 2020. We have adequate reserves for the potential liabilities that may result from these matters.

16. Subsequent Events

announcement of intent to separate LIFE AND RETIREMENT

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. No decisions have yet been made regarding the structure of the proposed separation. In addition, any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC. No assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur.

Dividends Declared

On November 5, 2020, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on December 28, 2020 to shareholders of record on December 14, 2020. On November 5, 2020, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on December 15, 2020 to holders of record on November 30, 2020.

78 AIG | Third Quarter 2020 Form 10-Q

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

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other publicly available documents may include, and officers and representatives of AIG may from time to time make and discuss, projections, goals, assumptions and statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only a belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “focused on achieving,” “view,” “target,” “goal” or “estimate.” These projections, goals, assumptions and statements may relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, the effect of catastrophes and macroeconomic events, such as the COVID-19 crisis, anticipated dispositions, monetization and/or acquisitions of businesses or assets, or successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results.

AIG | Third Quarter 2020 Form 10-Q 79

It is possible that AIG’s actual results and financial condition will differ, possibly materially, from the results and financial condition indicated in these projections, goals, assumptions and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include:

• the adverse impact of COVID-19, including with respect to AIG’s business, financial condition and results of operations;

• changes in market and industry conditions, including the significant global economic downturn, general market declines, prolonged economic recovery and disruptions to AIG’s operations driven by COVID-19 and responses thereto, including new or changed governmental policy and regulatory actions;

• the occurrence of catastrophic events, both natural and man-made, including COVID-19, pandemics, civil unrest and the effects of climate change;

• AIG’s ability to successfully dispose of, monetize and/or acquire businesses or assets or successfully integrate acquired businesses, including any separation of the Life and Retirement business from AIG and the impact any separation may have on AIG, its businesses, employees, contracts and customers;

• AIG’s ability to effectively execute on AIG 200 operational programs designed to achieve underwriting excellence, modernization of AIG’s operating infrastructure, enhanced user and customer experiences and unification of AIG;

• the impact of potential information technology, cybersecurity or data security breaches, including as a result of cyber-attacks or security vulnerabilities, the likelihood of which may increase due to extended remote business operations as a result of COVID-19;

• disruptions in the availability of AIG’s electronic data systems or those of third parties;

• the effectiveness of our risk management policies and procedures, including with respect to our business continuity and disaster recovery plans;

• changes in judgments concerning potential cost-saving opportunities;

• concentrations in AIG’s investment portfolios;

• changes to the valuation of AIG’s investments;

• actions by credit rating agencies;

• changes in judgments concerning insurance underwriting and insurance liabilities;

• the effectiveness of strategies to recruit and retain key personnel and to implement effective succession plans;

• the requirements, which may change from time to time, of the global regulatory framework to which AIG is subject;

• significant legal, regulatory or governmental proceedings;

• AIG’s ability to successfully manage Legacy Portfolios;

• changes in judgments concerning the recognition of deferred tax assets and the impairment of goodwill; and

• such other factors discussed in:

–Part I, Item 2. MD&A and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q;

–Part I, Item 2. MD&A of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020;

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

80 AIG | Third Quarter 2020 Form 10-Q

AIG | Third Quarter 2020 Form 10-Q 81

ITEM 2 | Use of Non-GAAP Measures

Use of Non-GAAP Measures

Throughout this MD&A, we present our financial condition and results of operations in the way we believe will be most meaningful and representative of our business results. Some of the measurements we use are “non-GAAP financial measures” under Securities and Exchange Commission (SEC) rules and regulations. GAAP is the acronym for “generally accepted accounting principles” in the United States. The non-GAAP financial measures we present may not be comparable to similarly-named measures reported by other companies.

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

Return on common equity – Adjusted after-tax income excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets and DTA (Adjusted return on common equity) is used to show the rate of return on common shareholders’ equity. We believe this measure is useful to investors because it eliminates items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets since these fair value movements are economically transferred to Fortitude Re. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in Adjusted return on common equity. Adjusted return on common equity is derived by dividing actual or annualized adjusted after-tax income attributable to AIG common shareholders by average Adjusted Common Shareholders’ Equity. The reconciliation to return on common equity, the most comparable GAAP measure, is presented in the Executive Summary section of this MD&A.

82 AIG | Third Quarter 2020 Form 10-Q

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

• net investment income on Fortitude Re funds withheld assets post deconsolidation of Fortitude Re;

• following deconsolidation of Fortitude Re, net realized capital gains and losses on Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG (Fortitude Re funds withheld assets);

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

• losses from the impairment of goodwill; and

• non-recurring costs associated with the implementation of non-ordinary course legal or regulatory changes or changes to accounting principles.

AIG | Third Quarter 2020 Form 10-Q 83

ITEM 2 | Use of Non-GAAP Measures

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

84 AIG | Third Quarter 2020 Form 10-Q

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

• reinsurance assets;

• impairment charges, including impairments on other invested assets and goodwill;

• allowances for credit losses primarily on loans, available for sale fixed maturity securities, reinsurance assets and premiums and other receivables;

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

AIG | Third Quarter 2020 Form 10-Q 85

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

• the relative financial health of the reinsurer as determined by the Obligor Risk Ratings (ORRs) we assign to each reinsurer based upon our financial reviews; insurers that are financially troubled (i.e., in run-off, have voluntarily or involuntarily been placed in receivership, are insolvent, are in the process of liquidation or otherwise subject to formal or informal regulatory restriction) are assigned ORRs that will generate significant allowance; and

• whether collateral and collateral arrangements exist.

An estimate of the reinsurance recoverable’s lifetime expected credit losses is established utilizing a probability of default and loss given default method, which reflects the reinsurer’s ORR rating. The allowance for credit losses excludes disputed amounts. An allowance for disputes is established for a reinsurance recoverable using the losses incurred model for contingencies.

At September 30, 2020, the allowance for credit losses and disputes on reinsurance recoverable was $215 million, or less than one percent of the consolidated reinsurance recoverable.

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

86 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Critical Accounting Estimates

Goodwill Impairment

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. At both September 30, 2020 and December 31, 2019, our goodwill balance was $4.0 billion. The operating segments with goodwill are our General Insurance business – North America and International operating segments, our Life and Retirement business – Life Insurance operating segment, Legacy Portfolio and Other Operations.

Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of our annual goodwill Impairment testing is July 1. For this test in 2020, for substantially all of the reporting units we performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units tested exceeded their book value. To determine fair value, we primarily use a discounted expected future cash flow analysis that estimates and discounts projected future distributable earnings. Such analysis is principally based on our business projections that inherently include judgments regarding business trends.

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

The carryforward periods of our foreign tax credit carryforwards range from tax years 2020 through 2023. Carryforward periods for our net operating losses extend from 2028 forward. However, utilization of a portion of our net operating losses is limited under separate return limitation year rules. Based on the events that transpired in the nine-month period ended September 30, 2020 and our analysis of their potential impact on utilization of our tax attributes, we concluded that valuation allowance should be established on a portion of our foreign tax credit carryforwards and net operating losses that are no longer more-likely-than-not to be realized, all of which was allocated to continuing operations.

AIG | Third Quarter 2020 Form 10-Q 87

ITEM 2 | Critical Accounting Estimates

For the nine-month period ended September 30, 2020, recent changes in market conditions, including the COVID-19 crisis and interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance Companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of September 30, 2020, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. Life Insurance Companies’ available for sale securities portfolio.

For the nine-month period ended September 30, 2020, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. non-life companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of September 30, 2020, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. non-life companies’ available for sale securities portfolio.

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

Announcement of Intent to Separate Life and Retirement

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. No decisions have yet been made regarding the structure of the proposed separation. In addition, any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC. No assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur.

Sale of Fortitude Holdings

On June 2, 2020, we completed the sale of a majority of the interests in Fortitude Group Holdings, LLC (Fortitude Holdings) to Carlyle FRL, L.P. (Carlyle FRL), an investment fund advised by an affiliate of The Carlyle Group Inc. (Carlyle), and T&D United Capital Co., Ltd. (T&D), a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the Majority Interest Fortitude Sale). AIG established Fortitude Reinsurance Company Ltd. (Fortitude Re), a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Legacy Portfolio. As of September 30, 2020, approximately $30.6 billion of reserves from AIG’s Legacy Life and Retirement Run-Off Lines and approximately $4.1 billion of reserves from AIG’s Legacy General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Legacy Portfolio. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, following the closing of the Majority Interest Fortitude Sale, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.

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

For further discussion on the sale of Fortitude Holdings see Note 7 to the Condensed Consolidated Financial Statements

88 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Executive Summary

AIG’S OPERATING STRUCTURE

Our Core businesses include General Insurance, Life and Retirement and Other Operations. General Insurance consists of two operating segments – North America and International. Life and Retirement consists of four operating segments – Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. Blackboard U.S. Holdings, Inc. (Blackboard), AIG’s technology-driven subsidiary, is reported within Other Operations. On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. At the end of March 2020, Blackboard was placed into run-off. We also report a Legacy Portfolio consisting of our run-off insurance lines and legacy investments that we consider non-core. Effective February 2018, our Bermuda-domiciled composite reinsurer, Fortitude Re was included in our Legacy Portfolio. In November 2019, we announced the Majority Interest Fortitude Sale. On June 2, 2020, we completed the Majority Interest Fortitude Sale. Upon closing of the Majority Interest Fortitude Sale, AIG has a 3.5 percent ownership interest in Fortitude Holdings.

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

Life and Retirement

Life and Retirement is a unique franchise that brings together a broad portfolio of life insurance, retirement and institutional products offered through an extensive, multichannel distribution network. It holds long-standing, leading market positions in many of the markets it serves in the U.S. With its strong capital position, customer-focused service, breadth of product expertise and deep distribution relationships across multiple channels, Life and Retirement is well positioned to serve growing market needs. On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG.

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

Life and Retirement includes the following major operating companies: American General Life Insurance Company (AGL); The Variable Annuity Life Insurance Company (VALIC); The United States Life Insurance Company in the City of New York (U.S. Life); Laya Healthcare Limited and AIG Life Limited.

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

AIG | Third Quarter 2020 Form 10-Q 89

ITEM 2 | Executive Summary

Financial Performance Summary

Net Income (Loss) Attributable To AIG Common Shareholders Three Months Ended September 30, (in millions)

2020 and 2019 Quarterly Comparison

Net income attributable to AIG Common Shareholders decreased due to:

• net realized capital losses in the three-month period ended September 30, 2020 primarily driven by losses on derivatives including the embedded derivative related to the Fortitude Re funds withheld assets compared to net realized capital gains in the same period in the prior year due to derivative gains; and

• higher catastrophe losses due to the impact of COVID-19, hurricanes, wildfires and other events.

This decrease was partially offset by:

• higher investment returns due primarily to higher gains on our alternative investments compared to the same period in the prior year and gains in our fair value option equities portfolio compared to losses in the same period in the prior year;

• lower accident year loss ratio, as adjusted due to underwriting discipline, increased use of reinsurance and a change in business mix;

• a net loss reserve discount benefit in the three-month period ended September 30, 2020 compared to a loss reserve discount charge in the same period in the prior year;

• lower variable annuity DAC/SIA amortization and reserves due to higher equity market performance; and

• the impact of noncontrolling interest attributed to Fortitude Re results as discussed in Consolidated Results of Operations.

For further discussion see Consolidated Results of Operations.

90 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Executive Summary

Net Income (Loss) Attributable To AIG Common Shareholders Nine Months Ended September 30, (in millions)

2020 and 2019 Year-to-Date Comparison

Net loss attributable to AIG Common Shareholders compared to Net income attributable to AIG Common Shareholders primarily due to:

• loss on the closing of the Majority Interest Fortitude Sale;

• lower investment returns due primarily to lower gains on our alternative investments due to volatility in equity markets in the nine-month period ended September 30, 2020, and lower income on our fixed maturity securities for which the fair value option was elected due to a widening of credit spreads in the current period. This compares to the same period in the prior year where we experienced robust gains on our alternative investments, which included income from an initial public offering of a holding in the private equity portfolio, and higher gains on our fixed maturity securities for which the fair value option was elected due to a decrease in rates and narrowing of credit spreads;

• lower net realized capital gains in the nine-month period ended September 30, 2020 compared to the same period in the prior year primarily driven by the loss on the embedded derivative related to the Fortitude Re funds withheld assets;

• higher adverse mortality in Life and Retirement and higher catastrophe losses in General Insurance due to the impact of COVID-19 as well as hurricanes, wildfires and other events; and

• asset impairment charges as a result of Blackboard being placed into run-off.

This decrease was partially offset by:

• lower accident year loss ratio, as adjusted due to underwriting discipline, increased use of reinsurance and a change in business mix;

• lower net loss reserve discount charge; and

• the impact of noncontrolling interest attributed to Fortitude Re results as discussed in Consolidated Results of Operations.

For further discussion see Consolidated Results of Operations.

AIG | Third Quarter 2020 Form 10-Q 91

ITEM 2 | Executive Summary

Adjusted Pre-Tax Income* Three Months Ended September 30, (in millions)

2020 and 2019 Quarterly Comparison

Adjusted pre-tax income increased primarily due to:

• lower accident year loss ratio, as adjusted due to underwriting discipline, increased use of reinsurance and a change in business mix;

• lower variable annuity DAC/SIA amortization and reserves due to higher equity market performance.

This increase was partially offset by:

• lower investment returns due to the sale of Fortitude Re, which more than offset the higher gains in our alternative investments compared to the same period in the prior year; and

• higher catastrophe losses due to the impact of COVID-19, hurricanes, wildfires and other events.

Adjusted Pre-Tax Income* Nine Months Ended September 30, (in millions)

2020 and 2019 Year-to-Date Comparison

Adjusted pre-tax income decreased primarily due to:

• lower investment returns due to the sale of Fortitude Re, lower gains on our alternative investments due to volatility in equity markets in the nine-month period ended September 30, 2020, and lower income on our fixed maturity securities for which the fair value option was elected due to a widening of credit spreads in the current period. This compares to the same period in the prior year where we experienced strong gains on our alternative investments, which included income from an initial public offering of a holding in the private equity portfolio and higher gains on our fixed maturity securities for which the fair value option was elected due to a decrease in rates and narrowing of credit spreads; and

• higher adverse mortality in Life and Retirement and higher catastrophe losses in General Insurance due to the impact of COVID-19 as well as hurricanes, wildfires and other events.

This decrease was partially offset by:

• lower accident year loss ratio, as adjusted due to underwriting discipline, increased use of reinsurance and a change in business mix.

* Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

92 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Executive Summary

General Operating and Other Expenses Three Months Ended September 30, (in millions)

2020 and 2019 Quarterly Comparison

General operating and other expenses decreased primarily due to lower employee related expenses as well as a reduction in travel expenses as a result of the COVID-19 crisis. General operating and other expenses in the three-month periods ended September 30, 2020 and 2019 included approximately $100 million and $67 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges and other exit costs related to organizational simplification, operational efficiency, and business rationalization.

General Operating and Other Expenses Nine Months Ended September 30, (in millions)

2020 and 2019 Year-to-Date Comparison

General operating and other expenses decreased primarily due to lower employee related expenses as well as a reduction in travel expenses as a result of the COVID-19 crisis. General operating and other expenses in the nine-month periods ended September 30, 2020 and 2019 included approximately $324 million and $174 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges and other exit costs related to organizational simplification, operational efficiency, and business rationalization.

AIG | Third Quarter 2020 Form 10-Q 93

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

94 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Executive Summary

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in the first nine months of 2020, characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, historically low interest rates, global economic contraction, global trade tensions and the UK’s withdrawal from its membership in the European Union (the EU) (commonly referred to as Brexit). Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the Euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. No decisions have yet been made regarding the structure of the proposed separation. In addition, any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC. No assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur.

For additional information please see Part II, Item 1A. Risk Factors — No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof.

Impact of COVID-19

We are continually assessing the impact on our business, operations and investments of COVID-19 and the resulting ongoing and severe economic and societal disruption. Adverse impacts to the global economy resulting from the crisis, including a global economic contraction, disruptions in financial markets, increased market volatility and declines in certain equity and other asset prices have had and may continue to have negative effects on our investments, our access to liquidity, our ability to generate new sales and the costs associated with claims. In addition, in response to the crisis, new governmental, legislative and regulatory actions have been taken and continue to be developed that have resulted and could continue to result in additional restrictions and requirements, or court decisions rendered, relating to or otherwise affecting our policies that may have a negative impact on our business, operations and capital.

General Insurance offers numerous products for which we are monitoring claims activity and assessing adverse impact on future new and renewal business in relation to the COVID-19 crisis. General Insurance had $790 million and $1.9 billion of pre-tax catastrophe losses, net of reinsurance, in the three- and nine-month periods ended September 30, 2020, respectively. This included $185 million and $915 million of estimated COVID-19 losses primarily related to travel, contingency and Validus Re in the three- and nine-month periods ended September 30, 2020, respectively. The remainder of the catastrophe losses were primarily weather-related. We are continually reassessing our exposures in light of unfolding developments in the U.S. and globally and evaluating coverage by our reinsurance arrangements.

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

Impact of Changes in the Interest Rate Environment

Concerns about global trade and potential weakness in U.S. economic expansion led to declining interest rates in 2019. In the first nine months of 2020, interest rates declined further in response to COVID-19 with key benchmark rates in the U.S. and in many developed markets close to historic lows and, in some international jurisdictions, negative. The low interest rate environment negatively affects sales of interest rate sensitive products in our industry and negatively impacts the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. The severe market impacts in the first nine months of 2020

AIG | Third Quarter 2020 Form 10-Q 95

ITEM 2 | Executive Summary

have, however, resulted in an increase in credit spreads that partially offset the decrease in benchmark rates. On the other hand, if rates rise, some of these impacts may abate while there may be different impacts, some of which are highlighted below. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

Additionally, sustained low interest rates may result in higher pension expense due to the impact on discounting of projected benefit cash flows.

Annuity Sales and Surrenders

The sustained low interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products. However, our disciplined rate setting has helped to mitigate some of the pressure on investment spreads. Rapidly rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Fixed annuities have surrender charge periods, generally in the three-to-five year range, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to the contract holders have driven better than expected persistency in fixed annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period. Low interest rates have also reduced growth in our fixed index annuity products, which provide additional interest crediting, tied to favorable performance in certain equity market indices and the availability of guaranteed living benefits. Changes in interest rates significantly impact the valuation of our liabilities for annuities with guaranteed income features and the value of the related hedging portfolio.

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

For investment-oriented products in our Individual Retirement, Group Retirement, Life Insurance and Institutional Markets businesses, our spread management strategies include disciplined pricing and product design for new business, modifying or limiting the sale of products that do not achieve targeted spreads, using asset-liability management to match assets to liabilities to the extent practicable, and actively managing crediting rates to help mitigate some of the pressure on investment spreads. Renewal crediting rate management is done under contractual provisions that were designed to allow crediting rates to be reset at pre-established intervals in accordance with state and federal laws and subject to minimum crediting rate guarantees. We will continue to adjust crediting rates on in-force business to mitigate the pressure on spreads from declining base yields, but our ability to lower crediting rates may be limited by the competitive environment, contractual minimum crediting rates, and provisions that allow rates to be reset only at pre-established intervals. As and when interest rates begin to rise again, we may need to raise crediting rates on in-force business for competitive and other reasons potentially reducing the impact of investing in a higher interest rate environment.

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 67 percent were crediting at the contractual minimum guaranteed interest rate at September 30, 2020. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 60 percent and 61 percent at September 30, 2020 and December 31, 2019, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning. In the core universal life business in our Life Insurance business, 65 percent of the account values were crediting at the contractual minimum guaranteed interest rate at September 30, 2020.

96 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Executive Summary

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates:

	Current Crediting Rates
September 30, 2020		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$7,888	$1,903	$19,329	$29,120
> 1% - 2%	5,108	50	1,716	6,874
> 2% - 3%	11,193	7	19	11,219
> 3% - 4%	8,716	41	6	8,763
> 4% - 5%	499	-	4	503
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$33,438	$2,001	$21,079	$56,518
Group Retirement*
1%	$1,795	$2,938	$4,489	$9,222
> 1% - 2%	5,934	638	262	6,834
> 2% - 3%	14,817	-	-	14,817
> 3% - 4%	773	-	-	773
> 4% - 5%	7,078	-	-	7,078
> 5% - 5.5%	170	-	-	170
Total Group Retirement	$30,567	$3,576	$4,751	$38,894
Universal life insurance
1%	$-	$-	$-	$-
> 1% - 2%	98	25	364	487
> 2% - 3%	264	540	1,111	1,915
> 3% - 4%	1,487	387	-	1,874
> 4% - 5%	2,891	237	-	3,128
> 5% - 5.5%	246	-	-	246
Total universal life insurance	$4,986	$1,189	$1,475	$7,650
Total	$68,991	$6,766	$27,305	$103,062
Percentage of total	67%	7%	26%	100%

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

Standard of Care Developments

In our Life and Retirement business, we and our distributors are subject to laws and regulations regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these laws and regulations have been revised or reexamined while others have been newly adopted. We continue to closely follow these legislative and regulatory activities. For additional information regarding these legislative and regulatory activities, see Regulatory Environment – Overview – Standard of Care Developments. Changes in standard of care requirements or new standards issued by governmental authorities, such as the Department of Labor, the SEC, the National Association of Insurance Commissioners (NAIC) or state regulators and/or legislators, may affect our businesses, results of operations and financial condition. While we cannot predict the long-term impact of these legislative and regulatory developments on our Life and Retirement businesses, we believe our diverse product offerings and distribution relationships position us to compete effectively in this evolving marketplace.
AIG | Third Quarter 2020 Form 10-Q 97

ITEM 2 | Executive Summary

SECURE Act

On December 20, 2019 the Setting Every Community Up for Retirement Enhancement (SECURE) Act was signed into law as part of larger federal appropriations legislation. The SECURE Act includes many provisions affecting qualified contracts, some of which became effective upon enactment on January 1, 2020 or later, and some of which were retroactively effective. Some of the SECURE Act provisions that became effective on January 1, 2020, include, without limitation: an increase in the age at which required minimum distributions generally must commence, to age 72, from the previous age of 70 ½; new limitations on the period for beneficiary distributions following the death of the plan participant or individual retirement account (IRA) owner; elimination of the age 70 ½ restriction on IRA contributions (combined with an offset to the amount of eligible qualified charitable distributions by the amount of post-70 ½ IRA contributions); a new exception to the 10 percent additional tax on early distributions for the birth or adoption of a child, which also became an allowable plan distribution event; and, reduction of the earliest permissible age for in-service distributions from pension plans and certain Section 457 plans to 59 ½. Some of the changes in law made by the SECURE Act are complex and require further regulatory definition and guidance, some of which may be finalized in 2020. At this time, we cannot predict what, or the extent of, impact the provisions of the SECURE Act will ultimately have on our Life and Retirement businesses.

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

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
Rate for 1 USD	2020	2019	Change	2020	2019	Change
Currency:
GBP	0.78	0.80	(2)%	0.79	0.78	1%
EUR	0.87	0.89	(2)%	0.90	0.89	1%
JPY	106.80	107.53	(1)%	107.94	109.67	(2)%

Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

98 AIG | Third Quarter 2020 Form 10-Q

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

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations on a reported basis for the three- and nine-month periods ended September 30, 2020 and 2019. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see the Critical Accounting Estimates section of this MD&A and Part II, Item 7. MD&A — Critical Accounting Estimates in the 2019 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2020	2019	Change	2020	2019	Change
Revenues:
Premiums	$6,677	$7,617	(12)%	$21,527	$23,117	(7)%
Policy fees	648	733	(12)	2,152	2,237	(4)
Net investment income	3,800	3,408	12	9,674	11,032	(12)
Net realized capital gains (losses)	(1,122)	929	NM	65	887	(93)
Other income	218	227	(4)	642	658	(2)
Total revenues	10,221	12,914	(21)	34,060	37,931	(10)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,872	6,892	(15)	18,718	19,373	(3)
Interest credited to policyholder account balances	882	966	(9)	2,757	2,873	(4)
Amortization of deferred policy acquisition costs	707	1,252	(44)	3,323	3,980	(17)
General operating and other expenses	1,991	2,187	(9)	6,231	6,380	(2)
Interest expense	379	348	9	1,099	1,057	4
(Gain) loss on extinguishment of debt	(2)	-	NM	15	13	15
Net loss on sale or disposal of divested businesses	24	9	167	8,652	4	NM
Total benefits, losses and expenses	9,853	11,654	(15)	40,795	33,680	21
Income (loss) from continuing operations before
income tax expense (benefit)	368	1,260	(71)	(6,735)	4,251	NM
Income tax expense (benefit)	74	287	(74)	(918)	950	NM
Income (loss) from continuing operations	294	973	(70)	(5,817)	3,301	NM
Income (loss) from discontinued operations,
net of income taxes	5	-	NM	4	(1)	NM
Net income (loss)	299	973	(69)	(5,813)	3,300	NM
Less: Net income attributable to
noncontrolling interests	11	317	(97)	78	881	(91)
Net income (loss) attributable to AIG	288	656	(56)	(5,891)	2,419	NM
Less: Dividends on preferred stock	7	8	(13)	22	15	47
Net income (loss) attributable to AIG common
shareholders	$281	$648	(57)%	$(5,913)	$2,404	NM	%

AIG | Third Quarter 2020 Form 10-Q 99

ITEM 2 | Consolidated Results of Operations

	September 30,	December 31,
(in millions, except per common share data)	2020	2019
Balance sheet data:
Total assets	$577,230	$525,064
Long-term debt and debt of consolidated investment entities	38,237	35,350
Total AIG shareholders’ equity	64,108	65,675
Book value per common share	73.86	74.93
Book value per common share, excluding AOCI adjusted for the cumulative unrealized gains
and losses related to Fortitude Re’s Funds Withheld Assets	66.21	69.20
Adjusted book value per common share	56.78	58.89

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

	September 30,	December 31,
(in millions, except per common share data)	2020	2019
Total AIG shareholders' equity	$64,108	$65,675
Preferred equity	485	485
Total AIG common shareholders' equity	63,623	65,190
Less: Accumulated other comprehensive income	10,978	4,982
Add: Cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets	4,392	-
Total AIG common shareholders' equity, excluding AOCI adjusted for the cumulative unrealized
gains and losses related to Fortitude Re’s Funds Withheld Assets	57,037	60,208
Deferred tax assets	8,123	8,977
Adjusted common shareholders' equity	$48,914	$51,231

Total common shares outstanding	861,448,575	869,999,031
Book value per common share	$73.86	$74.93
Book value per common share, excluding AOCI adjusted for the cumulative unrealized gains and
losses related to Fortitude Re’s Funds Withheld Assets	66.21	69.20
Adjusted book value per common share	56.78	58.89

The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(dollars in millions)	2020	2019	2020	2019	2019
Actual or annualized net income (loss) attributable to AIG
common shareholders	$1,124	$2,592	$(7,884)	$3,205	$3,326
Actual or annualized adjusted after-tax income attributable
to AIG common shareholders	2,836	2,020	1,839	4,220	4,084

Average AIG common shareholders' equity	$62,686	$64,586	$62,563	$61,459	$62,205
Less: Average AOCI	10,074	5,303	6,034	2,831	3,261
Add: Average cumulative unrealized gains and losses related to
Fortitude Re’s Funds Withheld Assets	4,304	-	2,152	-	-
Average AIG common shareholders' equity, excluding average
AOCI adjusted for the cumulative unrealized gains and
losses related to Fortitude Re’s Funds Withheld Assets	56,916	59,283	58,681	58,628	58,944
Average DTA	8,383	9,485	8,570	9,762	9,605
Average adjusted AIG common shareholders' equity	$48,533	$49,798	$50,111	$48,866	$49,339
Return on common equity	1.8%	4.0%	NM	5.2%	5.3%
Adjusted return on common equity	5.8%	4.1%	3.7%	8.6%	8.3%

100 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to adjusted pre-tax income/adjusted after-tax income attributable to AIG:

Three Months Ended September 30,	2020				2019
		Total Tax	Non-			Total Tax	Non-
		(Benefit)	controlling	After		(Benefit)	controlling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(c)	Tax	Pre-tax	Charge	Interests(c)	Tax
Pre-tax income/net income, including
noncontrolling interests	$368	$74	$-	$299	$1,260	$287	$-	$973
Noncontrolling interests			(11)	(11)			(317)	(317)
Pre-tax income/net income attributable to AIG	$368	$74	$(11)	$288	$1,260	$287	$(317)	$656
Dividends on preferred stock				7				8
Net income attributable to AIG common shareholders				$281				$648
Changes in uncertain tax positions and other tax adjustments		7	-	(7)		(8)	-	8
Deferred income tax valuation allowance releases(a)		8	-	(8)		9	-	(9)
Changes in fair value of securities used to hedge guaranteed living benefits	(15)	(3)	-	(12)	(12)	(2)	-	(10)
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized capital gains (losses)	(78)	(17)	-	(61)	65	13	-	52
Changes in the fair value of equity securities	(119)	(25)	-	(94)	51	11	-	40
(Gain) loss on extinguishment of debt	(2)	(1)	-	(1)	-	-	-	-
Net investment income on Fortitude Re funds withheld assets	(458)	(96)	-	(362)	-	-	-	-
Net realized capital (gains) losses on Fortitude Re funds withheld assets	(32)	(7)	-	(25)	-	-	-	-
Net realized capital (gains) losses on Fortitude Re funds withheld embedded
derivative	656	137	-	519	-	-	-	-
Net realized capital (gains) losses(b)	514	90	-	424	(881)	(176)	-	(705)
Income from discontinued operations				(5)				-
Loss from divested businesses	24	14	-	10	9	2	-	7
Non-operating litigation reserves and settlements	1	-	-	1	5	1	-	4
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	(30)	(6)	-	(24)	(59)	(13)	-	(46)
Net loss reserve discount (benefit) charge	(31)	(6)	-	(25)	235	50	-	185
Integration and transaction costs associated with acquired businesses	1	1	-	-	3	-	-	3
Restructuring and other costs	100	21	-	79	67	14	-	53
Non-recurring costs related to regulatory or accounting changes	19	4	-	15	3	1	-	2
Noncontrolling interests primarily related to net realized capital
gains (losses) of Fortitude Holdings' standalone results(c)			4	4	-	-	273	273
Adjusted pre-tax income/Adjusted after-tax
income attributable to AIG common shareholders	$918	$195	$(7)	$709	$746	$189	$(44)	$505

Weighted average diluted shares outstanding				873.1				895.8
Income per common share attributable to AIG common
shareholders (diluted)				$0.32				$0.72
Adjusted after-tax income per common share attributable
to AIG common shareholders (diluted)				$0.81				$0.56

AIG | Third Quarter 2020 Form 10-Q 101

ITEM 2 | Consolidated Results of Operations

Nine Months Ended September 30,	2020				2019
		Total Tax	Non-			Total Tax	Non-
		(Benefit)	controlling	After		(Benefit)	controlling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(c)	Tax	Pre-tax	Charge	Interests(c)	Tax
Pre-tax income (loss)/net income (loss), including
noncontrolling interests	$(6,735)	$(918)	$-	$(5,813)	$4,251	$950	$-	3,300
Noncontrolling interests			(78)	(78)			(881)	(881)
Pre-tax income (loss)/net income (loss) attributable to AIG	$(6,735)	$(918)	$(78)	$(5,891)	$4,251	$950	$(881)	$2,419
Dividends on preferred stock				22				15
Net income (loss) attributable to AIG common shareholders				$(5,913)				$2,404
Changes in uncertain tax positions and other tax adjustments(d)		(204)	-	204		(23)	-	23
Deferred income tax valuation allowance (releases) charges(a)		(92)	-	92		40	-	(40)
Changes in fair value of securities used to hedge guaranteed living benefits	(24)	(5)	-	(19)	(183)	(38)	-	(145)
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized capital gains (losses)	205	43	-	162	39	8	-	31
Changes in the fair value of equity securities	16	3	-	13	(6)	(1)	-	(5)
(Gain) loss on extinguishment of debt	15	3	-	12	13	3	-	10
Net investment income on Fortitude Re funds withheld assets(e)	(574)	(120)	-	(454)	-	-	-	-
Net realized capital (gains) losses on Fortitude Re funds withheld assets(e)	(128)	(27)	-	(101)	-	-	-	-
Net realized capital (gains) losses on Fortitude Re funds withheld embedded
derivative(e)	1,493	313	-	1,180	-	-	-	-
Net realized capital gains(b)	(1,369)	(308)	-	(1,061)	(758)	(153)	-	(605)
(Income) loss from discontinued operations				(4)				1
Loss from divested businesses	8,652	1,716	-	6,936	4	1	-	3
Non-operating litigation reserves and settlements	(5)	(1)	-	(4)	6	1	-	5
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	(71)	(15)	-	(56)	(211)	(45)	-	(166)
Net loss reserve discount charge	41	9	-	32	920	194	-	726
Integration and transaction costs associated with acquired businesses	7	2	-	5	16	3	-	13
Restructuring and other costs	324	68	-	256	174	37	-	137
Non-recurring costs related to regulatory or accounting changes	46	10	-	36	5	1	-	4
Noncontrolling interests primarily related to net realized capital
gains (losses) of Fortitude Holdings' standalone results(c)			63	63			769	769
Adjusted pre-tax income/Adjusted after-tax
income attributable to AIG common shareholders	$1,893	$477	$(15)	$1,379	$4,270	$978	$(112)	$3,165

Weighted average diluted shares outstanding(f)				869.6				887.2
Income (loss) per common share attributable to AIG common
shareholders (diluted)(f)				$(6.80)				$2.71
Adjusted after-tax income per common share attributable
to AIG common shareholders (diluted)(f)				$1.58				$3.57

(a) Nine months ended September 30, 2020 includes valuation allowance established against a portion of foreign tax credit and net operating loss carryforwards of AIG’s U.S. federal consolidated income tax group, as well as net valuation allowance release in certain foreign jurisdictions for the three- and nine-months ended September 30, 2020.

(b) Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.

(c) Prior to June 2, 2020, noncontrolling interests was primarily due to the 19.9 percent investment in Fortitude Holdings by an affiliate of Carlyle, which occurred in the fourth quarter of 2018. Carlyle was allocated 19.9 percent of Fortitude Holdings’ standalone financial results through the June 2, 2020 closing date of the Majority Interest Fortitude Sale. Fortitude Holdings’ results were mostly eliminated in AIG’s consolidated income from continuing operations given that its results arose from intercompany transactions. Noncontrolling interests was calculated based on the standalone financial results of Fortitude Holdings. The most significant component of Fortitude Holdings’ standalone results was the change in fair value of the embedded derivatives which changes with movements in interest rates and credit spreads, and which was recorded in net realized capital gains and losses of Fortitude Holdings. In accordance with AIG's adjusted after-tax income definition, realized capital gains and losses are excluded from noncontrolling interests. Subsequent to the Majority Interest Fortitude Sale, AIG owns 3.5 percent of Fortitude Holdings and no longer consolidates Fortitude Holdings in its financial statements as of such date. The minority interest in Fortitude Holdings is carried at cost within AIG’s Other invested assets, which was $100 million as of September 30, 2020.

Fortitude Holdings’ summarized financial information (standalone results), prior to the Majority Interest Fortitude Sale is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Fortitude	AIG Noncontrolling	Fortitude	AIG Noncontrolling	Fortitude	AIG Noncontrolling	Fortitude	AIG Noncontrolling
(in millions)	Holdings	Interest	Holdings	Interest	Holdings	Interest	Holdings	Interest
Revenues	$-	$-	$617	$123	$653	$130	$1,788	$356
Expenses	-	-	559	111	702	140	1,480	294
Adjusted pre-tax income (loss)	-	-	58	12	(49)	(10)	308	62
Taxes (benefit) expense	-	-	12	2	(10)	(2)	64	13
Adjusted after-tax income (loss)	-	-	46	10	(39)	(8)	244	49

Net realized capital gains and other charges	-	-	1,744	347	383	77	4,916	978
Taxes on realized capital gains and other charges	-	-	367	74	81	16	1,033	207
Net realized capital gains and other charges - after-tax	-	-	1,377	273	302	61	3,883	771
Net income	$-	$-	$1,423	$283	$263	$53	$4,127	$820

(d) Nine months ended September 30, 2020 includes the write-down of net operating loss deferred tax assets in certain foreign jurisdictions, which is offset by valuation allowance release.

(e) Represents activity subsequent to the deconsolidation of Fortitude Re on June 2, 2020.

(f) For the nine-month period ended September 30, 2020, because we reported a net loss attributable to AIG common shareholders, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. However, because we reported adjusted after-tax income attributable to AIG common shareholders, the calculation of adjusted after-tax income per diluted share attributable to AIG common shareholders includes 4,432,369 dilutive shares for the nine-month period ended September 30, 2020.

102 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Consolidated Results of Operations

quarterly pre-tax income Comparison for 2020 and 2019

Pre-tax income decreased in the three-month period ended September 30, 2020 compared to the same period in 2019 primarily due to:

• net realized capital losses in the three-month period ended September 30, 2020 compared to net realized capital gains in the same period in the prior year due to;

– Life and Retirement guaranteed living benefits, net of hedges, which reflected net realized capital losses in the three-month period ended September 30, 2020 compared to net realized capital gains in the same period in the prior year, primarily due to changes in the movement in the non-performance or “own credit” risk adjustment (NPA), which is not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results);

– net realized capital losses in the three-month period ended September 30, 2020 on foreign exchange hedges compared to net realized capital gains in the same period in the prior year due to the U.S. dollar depreciating against the euro and British pound; and

– fair value loss on embedded derivative related to the Fortitude Re funds withheld assets.

• higher catastrophe losses due to the impact of COVID-19, hurricanes, wildfires and other events.

This decrease was partially offset by:

• higher investment returns due primarily to higher gains on our alternative investments compared to the same period in the prior year and gains in our fair value option equities portfolio compared to losses in the same period in the prior year;

• lower accident year loss ratio, as adjusted due to underwriting discipline, increased use of reinsurance and a change in business mix;

• a net loss reserve discount benefit in the three-month period ended September 30, 2020 compared to a loss reserve discount charge in the same period in the prior year; and

• lower variable annuity DAC/SIA amortization and reserves due to higher equity market performance.

year-to-date pre-tax income Comparison for 2020 and 2019

We recorded a pre-tax loss in the nine-month period ended September 30, 2020 compared to pre-tax income in the same period in 2019 primarily due to:

• an $8.4 billion loss on the closing of the Majority Interest Fortitude Sale;

• lower investment returns due primarily to lower gains on our alternative investments due to volatility in equity markets in the nine-month period ended September 30, 2020, and lower income on our fixed maturity securities for which the fair value option was elected due to a widening of credit spreads in the current period. This compares to the same period in the prior year where we experienced robust gains on our alternative investments, which included income from an initial public offering of a holding in the private equity portfolio, and higher gains on our fixed maturity securities for which the fair value option was elected due to a decrease in rates and narrowing of credit spreads;

• lower net realized capital gains in the nine-month period ended September 30, 2020 compared to the same period in the prior year due to:

– Life and Retirement guaranteed living benefits, net of hedges, which reflected higher net realized capital gains in the nine-month period ended September 30, 2020 compared to the same period in the prior year, primarily due to changes in the movement in the NPA, which is not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results);

– fair value loss on embedded derivative related to the Fortitude Re funds withheld assets;

– lower net realized capital gains in the nine-month period ended September 30, 2020 on foreign exchange hedges compared to the same period in the prior year due to the U.S. dollar appreciating against the British pound.

• higher adverse mortality in Life and Retirement and higher catastrophe losses in General Insurance due to the impact of COVID-19 as well as hurricanes, wildfires and other events; and

• asset impairment charges as a result of Blackboard being placed into run-off.

This decrease was partially offset by:

• lower accident year loss ratio, as adjusted due to underwriting discipline, increased use of reinsurance and a change in business mix; and

• lower net loss reserve discount charge.

AIG | Third Quarter 2020 Form 10-Q 103

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

On March 27, 2020, the U.S. enacted the CARES Act to mitigate the economic impacts of the COVID-19 crisis. The tax provisions of the CARES Act have not had and are currently not expected to have a material impact on AIG’s U.S. federal tax liabilities.

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

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in the realizability of deferred tax assets and uncertain tax positions and are recorded in the period in which the change occurs. While certain impacts of the Tax Act are included in our annual effective tax rate, we continue to refine our calculations as additional information becomes available, which may result in changes to the estimated annual effective tax rate. As of September 30, 2020, the annual effective tax rate includes the tax effects of actual and projected COVID-19 related losses and market developments. The tax effects of the Majority Interest Fortitude Sale were excluded from the estimated annual effective tax rate and reported in the second quarter interim period.

Income Tax expense analysis

For the three-month period ended September 30, 2020, the effective tax rate on income from continuing operations was 20.1 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to the effect of foreign operations, accrual of interest associated with IRS and other tax authority matters, state and local income taxes, and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the nine-month period ended September 30, 2020, the effective tax rate on loss from continuing operations was 13.6 percent. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax effects of the Majority Interest Fortitude Sale, tax charges associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, accrual of interest associated with IRS and other tax authority matters, the effect of foreign operations, excess tax charges related to share based compensation payments recorded through the income statement, state and local income taxes, and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

104 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Consolidated Results of Operations

For the three-month period ended September 30, 2019, the effective tax rate on income from continuing operations was 22.8 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the effect of foreign operations, changes in reserves for uncertain tax positions, a net tax charge due to the accrual of interest associated with IRS and other tax authority matters, state and local income taxes, and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and valuation allowance activity related to certain foreign subsidiaries. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

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

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. For further discussion see Note 16 to the Condensed Consolidated Financial Statements.

The following table summarizes Adjusted pre-tax income (loss) from our business segment operations. See also Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Core business:
General Insurance
North America	$399	$435	$813	$2,087
International	17	72	279	668
General Insurance	416	507	1,092	2,755
Life and Retirement
Individual Retirement	533	387	1,389	1,483
Group Retirement	338	203	695	728
Life Insurance	5	(7)	51	195
Institutional Markets	99	63	295	213
Life and Retirement	975	646	2,430	2,619
Other Operations	(426)	(454)	(1,436)	(1,256)
Consolidations, eliminations and other adjustments	(136)	(46)	(171)	(172)
Total Core	829	653	1,915	3,946
Legacy Portfolio	89	93	(22)	324
Adjusted pre-tax income	$918	$746	$1,893	$4,270

AIG | Third Quarter 2020 Form 10-Q 105

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

Personal Lines: Products include personal auto and property in selected markets and insurance for high net worth individuals offered through AIG’s Private Client Group (PCG) in the U.S. that covers auto, homeowners, umbrella, yacht, fine art and collections. In addition, we offer extended warranty insurance and services covering electronics, appliances, and HVAC.

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

106 AIG | Third Quarter 2020 Form 10-Q

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

• over-capacity in certain lines of business that creates downward market pressure on pricing;

• tort environment volatility in certain jurisdictions and lines of business; and

• volatility in claims arising from natural and man-made catastrophes, including public health events, such as the COVID-19 crisis.

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

The ultimate impact of COVID-19 continues to be uncertain and will depend upon the scope, severity and duration of the crisis as well as the actions taken by governments, legislative bodies or regulators and other third parties in response, all of which are subject to continuing uncertainty. The results for the first nine months of 2020 include COVID-19 related impacts to both our estimates for catastrophe losses. COVID-19 has driven a material reduction in our revenues in three- and nine-month periods ended September 30, 2020, particularly within the Travel segment (given the travel restrictions imposed as a result of COVID-19 and the global slowdown) and other lines to a lesser degree. The recessionary impact of COVID-19 has and continues to adversely affect our clients, particularly in certain industry segments where demand dropped significantly and is likely to remain challenging for a period of time, even after the COVID-19 crisis subsides. The ultimate impact of COVID-19 on our business will depend upon the speed at which government mandated safety precautions are lifted (and the impact of any future shutdowns) and how quickly and in what manner economic activity rebounds. Although we have seen some benefit in claims experience in lines where economic and social activities have been suppressed (e.g. Personal Auto), this continues to be partly offset by requirements for premium refunds in those lines (the full extent of which is unclear at this time). The regulatory approach to the crisis and impact on the insurance industry is still developing and its ultimate impact remains uncertain.

General Insurance – North America

In recent periods Commercial Lines have seen growing market support for rate increases in challenged segments where major carriers are reducing risk appetite and exhibiting increasing market discipline. As a result, multiple markets are now experiencing rate increases. We are seeing rate increases across U.S. Financial Lines and Liability segments (outside of Workers’ Compensation), with a common driver being higher industry-wide claims severity trends, as well as within our Property and Specialty portfolios. We continue to achieve positive rate increases across a number of lines and classes of business as a result of our disciplined underwriting strategy and focus on risk selection. Despite the higher rates, our retention of business remains in line with recent years and in certain instances has increased. These retention rates are often coupled with an exposure limit management strategy to reduce volatility within the portfolio. We continue to proactively identify segments to grow in light of evolving market conditions using a portfolio management approach.

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

AIG | Third Quarter 2020 Form 10-Q 107

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

General INSURANCE RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Underwriting results:
Net premiums written	$5,924	$6,648	(11)%	$17,394	$19,262	(10)%
(Increase) decrease in unearned premiums	(71)	11	NM	275	804	(66)
Net premiums earned	5,853	6,659	(12)	17,669	20,066	(12)
Losses and loss adjustment expenses incurred(a)	4,367	4,618	(5)	12,593	13,066	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	835	1,123	(26)	2,687	3,436	(22)
Other acquisition expenses	322	339	(5)	948	976	(3)
Total acquisition expenses	1,157	1,462	(21)	3,635	4,412	(18)
General operating expenses	752	828	(9)	2,294	2,511	(9)
Underwriting income (loss)	(423)	(249)	(70)	(853)	77	NM
Net investment income	839	756	11	1,945	2,678	(27)
Adjusted pre-tax income	$416	$507	(18)%	$1,092	$2,755	(60)%
Loss ratio(a)	74.6	69.3	5.3	71.3	65.1	6.2
Acquisition ratio	19.8	22.0	(2.2)	20.6	22.0	(1.4)
General operating expense ratio	12.8	12.4	0.4	13.0	12.5	0.5
Expense ratio	32.6	34.4	(1.8)	33.6	34.5	(0.9)
Combined ratio(a)	107.2	103.7	3.5	104.9	99.6	5.3
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(13.5)	(7.5)	(6.0)	(10.8)	(4.2)	(6.6)
Prior year development, net of (additional) return
premium on loss sensitive business	(0.4)	-	(0.4)	0.5	0.6	(0.1)
Adjustment for ceded premiums under reinsurance
contracts related to prior accident years and other	-	(0.3)	NM	-	0.1	NM
Accident year loss ratio, as adjusted	60.7	61.5	(0.8)	61.0	61.6	(0.6)
Accident year combined ratio, as adjusted	93.3	95.9	(2.6)	94.6	96.1	(1.5)

(a) Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

108 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

	Three Months Ended September 30,		Percentage Change in		Nine Months Ended September 30,		Percentage Change in
(in millions)	2020	2019	U.S. dollars	Original Currency	2020	2019	U.S. dollars	Original Currency
North America	$2,766	$3,404	(19)%	(19)%	$7,883	$9,289	(15)%	(15)%
International	3,158	3,244	(3)	(4)	9,511	9,973	(5)	(4)
Total net premiums written	$5,924	$6,648	(11)%	(11)%	$17,394	$19,262	(10)%	(10)%

The following tables present General Insurance accident year catastrophes by geography(a) and number of events:

Catastrophes(b)

	# of		North
(in millions)	Events		America	International	Total
Three Months Ended September 30, 2020
Flooding and rainstorms	1		$(3)	$61	$58
Windstorms and hailstorms	6		377	95	472
Wildfires	N/A	(c)	97	-	97
Earthquakes	-		(1)	3	2
COVID-19	N/A	(d)	135	50	185
Civil unrest	-		(6)	(18)	(24)
Total catastrophe-related charges	7		$599	$191	$790
Three Months Ended September 30, 2019
Flooding and rainstorms	2		$14	$4	$18
Windstorms and hailstorms	7		216	263	479
Total catastrophe-related charges	9		$230	$267	$497
Nine Months Ended September 30, 2020
Flooding and rainstorms	4		$27	$77	$104
Windstorms and hailstorms	11		478	149	627
Wildfires	N/A	(c)	97	-	97
Earthquakes	2		24	14	38
COVID-19	N/A	(d)	622	293	915
Civil unrest	1		75	27	102
Total catastrophe-related charges	18		$1,323	$560	$1,883
Nine Months Ended September 30, 2019
Flooding and rainstorms	3		$14	$14	$28
Windstorms and hailstorms	21		544	274	818
Total catastrophe-related charges	24		$558	$288	$846

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

(c) As the losses related to the wildfires continue to evolve given their geographical dispersion, the number of events is yet to be determined.

(d) As COVID-19 continues to evolve and affects many lines of business, the number of events is yet to be determined.
AIG | Third Quarter 2020 Form 10-Q 109

ITEM 2 | Business Segment Operations | General Insurance

North america Results

Nine Months Ended September 30,	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Underwriting results:
Net premiums written	$2,766	$3,404	(19)%	$7,883	$9,289	(15)%
(Increase) decrease in unearned premiums	(82)	(146)	44	373	424	(12)
Net premiums earned	2,684	3,258	(18)	8,256	9,713	(15)
Losses and loss adjustment expenses incurred(a)	2,307	2,499	(8)	6,748	6,974	(3)
Acquisition expenses:
Amortization of deferred policy acquisition costs	306	509	(40)	1,102	1,544	(29)
Other acquisition expenses	87	122	(29)	279	371	(25)
Total acquisition expenses	393	631	(38)	1,381	1,915	(28)
General operating expenses	318	313	2	966	1,025	(6)
Underwriting loss	(334)	(185)	(81)	(839)	(201)	(317)
Net investment income	733	620	18	1,652	2,288	(28)
Adjusted pre-tax income	$399	$435	(8)%	$813	$2,087	(61)%
Loss ratio(a)	86.0	76.7	9.3	81.7	71.8	9.9
Acquisition ratio	14.6	19.4	(4.8)	16.7	19.7	(3.0)
General operating expense ratio	11.8	9.6	2.2	11.7	10.6	1.1
Expense ratio	26.4	29.0	(2.6)	28.4	30.3	(1.9)
Combined ratio(a)	112.4	105.7	6.7	110.1	102.1	8.0
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(22.3)	(7.1)	(15.2)	(16.0)	(5.8)	(10.2)
Prior year development, net of (additional) return
premium on loss sensitive business	5.9	0.5	5.4	2.4	1.4	1.0
Adjustment for ceded premiums under reinsurance
contracts related to prior accident years and other	-	(0.6)	NM	-	0.1	NM
Accident year loss ratio, as adjusted	69.6	69.5	0.1	68.1	67.5	0.6
Accident year combined ratio, as adjusted	96.0	98.5	(2.5)	96.5	97.8	(1.3)

(a) Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

Business and Financial Highlights

The North America General Insurance business continues to make progress in strengthening our underwriting, actively managing our portfolio to improve business mix and articulating our revised risk appetite to the marketplace. We are leading the industry across a number of lines in terms of driving rate momentum while simultaneously increasing the level of business retained. As we see increasing disruption in the marketplace, we are well placed to capitalize on opportunities, including within our excess and surplus business which is seeing an increase in submission flow and achieving significant rate change.

During the second quarter of 2020, AIG entered into a series of new quota share reinsurance agreements, including with Lloyd’s Syndicate 2019, a Lloyd’s syndicate managed by Talbot, to reinsure risks related to PCG. These transactions further AIG’s continued optimization of its General Insurance portfolio, create additional products for clients and diversify AIG’s capital base.

Adjusted pre-tax income decreased in the three-month period ended September 30, 2020 compared to the same period in the prior year, primarily due to higher catastrophe losses partially offset by lower acquisition expenses driven by changes in business mix including the impact of COVID-19 as well as higher favorable prior year loss development.

Adjusted pre-tax income decreased in the nine-month period ended September 30, 2020 compared to the same period in the prior year, primarily due to higher catastrophe losses and a higher accident year loss ratio, which results from a combination of a benefit from rate increases in Commercial Lines and underwriting actions more than offset by an adverse effect from changes in business mix, partially offset by related lower acquisition expenses and lower general operating expenses due to ongoing expense discipline.

110 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Adjusted pre-tax income in the three-month period ended September 30, 2020 reflected an increase in net investment income due to higher returns on alternative investments partially offset by lower income on fixed income securities. The nine-month period ended September 30, 2020 reflected a decrease in net investment income due to lower income on alternative investments and fixed income securities.

Net premiums written decreased in the three- and nine-month periods ended September 30, 2020 compared to the same periods in the prior year, primarily due to the new quota share reinsurance agreements related to PCG, which includes cessions to the newly launched Syndicate 2019 as well as underwriting actions taken to improve the portfolio, partially offset by business growth and strong rate driven increases across Commercial Lines, partially offset by an adverse impact from COVID-19.

For a discussion of 2020 reinsurance programs see Part II, Item 7. MD&A - Enterprise Risk Management in our 2019 Annual Report.

North America Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

• higher catastrophe losses due to the impact of hurricanes, COVID-19, wildfires and other events; and

• relatively flat accident year loss ratio, which is a combination of improved risk selection, business mix and rate change in Commercial Lines offset by an adverse effect from mix in Personal Lines.

These decreases were partially offset by:

• higher favorable prior year loss reserve development;

• lower acquisition expenses primarily driven by changes in business mix including the impact of COVID-19 as well as new quota share reinsurance agreements; and

• increase in net investment income reflecting higher returns on alternative investments partially offset by lower income on fixed income securities.

North America Adjusted Pre-Tax Income Nine Months Ended September 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

• higher catastrophe losses primarily due to the impact of COVID-19, wildfires, civil unrest and other events;

• decrease in net investment income reflecting lower income on alternative investments and fixed income securities; and

• higher accident year loss ratio, which is a combination of an adverse effect from changes in business mix partially offset by a benefit from rate increases in Commercial Lines and underwriting actions.

These decreases were partially offset by:

• lower acquisition expenses primarily driven by changes in business mix including the impact of COVID-19 as well as new quota share reinsurance agreements;

• higher favorable prior year loss reserve development; and

• lower general operating expense reflecting ongoing expense discipline.

AIG | Third Quarter 2020 Form 10-Q 111

ITEM 2 | Business Segment Operations | General Insurance

North America Net Premiums Written Three Months Ended September 30, (in millions)

Quarterly 2020 and 2019 Comparison

Net premiums written decreased primarily due to:

• higher ceded premiums due to the new quota share reinsurance agreements;

• the impact of COVID-19 most notably in Travel; and

• underwriting actions taken to improve the portfolio.

These decreases were partially offset by:

• strong Commercial Lines rate increases, improving retention and new business, particularly within Lexington and Retail Property.

North America Net Premiums Written Nine Months Ended September 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Net premiums written decreased primarily due to:

• higher ceded premiums due to the new quota share reinsurance agreements;

• the impact of COVID-19 most notably in Travel; and

• underwriting actions taken to improve the portfolio.

These decreases were partially offset by:

• growth in our assumed reinsurance business, as well as strong rate driven increases across our Commercial Lines.

112 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

North America Combined Ratios Three Months Ended September 30,

Quarterly 2020 and 2019 Comparison

The increase in the combined ratio reflected an increase in the loss ratio partially offset by a decrease in the expense ratio.

The increase in the loss ratio reflected:

• higher catastrophe losses primarily due to hurricanes, COVID-19, wildfires and other events; and

• relatively flat accident year loss ratio, which is a combination of improved risk selection, business mix and rate change in Commercial Lines offset by an adverse effect from mix in Personal Lines.

These increases were partially offset by higher favorable prior year loss reserve development.

The decrease in the expense ratio reflected:

• lower acquisition ratio primarily driven by changes in business mix including the impact of COVID-19 as well as new quota share reinsurance agreements; and

• higher general operating expense ratio primarily due to lower premiums.

North America Combined Ratios Nine Months Ended September 30,

Year-to-Date 2020 and 2019 Comparison

The increase in the combined ratio reflected an increase in the loss ratio partially offset by a decrease in the expense ratio.

The increase in the loss ratio reflected:

• higher catastrophe losses primarily due to the impact of COVID-19, wildfires, civil unrest and other events; and

• higher accident year loss ratio, which is a combination of an adverse effect from changes in business mix partially offset by a benefit from rate increases in Commercial Lines and underwriting actions.

The decrease in the expense ratio reflected:

• lower acquisition ratio primarily driven by changes in business mix including the impact of COVID-19 as well as new quota share reinsurance agreements; and

• higher general expense ratio primarily due to lower premiums partially offset by ongoing expense discipline.

AIG | Third Quarter 2020 Form 10-Q 113

ITEM 2 | Business Segment Operations | General Insurance

International Results

Nine Months Ended September 30,	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Underwriting results:
Net premiums written	$3,158	$3,244	(3)%	$9,511	$9,973	(5)%
(Increase) decrease in unearned premiums	11	157	(93)	(98)	380	NM
Net premiums earned	3,169	3,401	(7)	9,413	10,353	(9)
Losses and loss adjustment expenses incurred	2,060	2,119	(3)	5,845	6,092	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	529	614	(14)	1,585	1,892	(16)
Other acquisition expenses	235	217	8	669	605	11
Total acquisition expenses	764	831	(8)	2,254	2,497	(10)
General operating expenses	434	515	(16)	1,328	1,486	(11)
Underwriting income (loss)	(89)	(64)	(39)	(14)	278	NM
Net investment income	106	136	(22)	293	390	(25)
Adjusted pre-tax income	$17	$72	(76)%	$279	$668	(58)%
Loss ratio	65.0	62.3	2.7	62.1	58.8	3.3
Acquisition ratio	24.1	24.4	(0.3)	23.9	24.1	(0.2)
General operating expense ratio	13.7	15.1	(1.4)	14.1	14.4	(0.3)
Expense ratio	37.8	39.5	(1.7)	38.0	38.5	(0.5)
Combined ratio	102.8	101.8	1.0	100.1	97.3	2.8
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(6.0)	(8.0)	2.0	(6.1)	(2.8)	(3.3)
Prior year development, net of (additional) return
premium on loss sensitive business	(5.8)	(0.4)	(5.4)	(1.2)	-	(1.2)
Adjustment for ceded premiums under reinsurance
contracts related to prior accident years	-	-	NM	-	-	NM
Accident year loss ratio, as adjusted	53.2	53.9	(0.7)	54.8	56.0	(1.2)
Accident year combined ratio, as adjusted	91.0	93.4	(2.4)	92.8	94.5	(1.7)

Business and Financial Highlights

The International General Insurance business is focused on underwriting profits and improved efficiency, further improving underwriting margins, and growing profitably in segments and geographies that support our growth strategy.

Adjusted pre-tax income decreased in the three-month periods ended September 30, 2020 compared to the same periods in the prior year, primarily due to higher unfavorable prior year loss reserve development, partially offset by lower general operating expenses, lower catastrophe losses on net basis and lower accident year loss ratio, as adjusted.

Adjusted pre-tax income decreased in the nine-month periods ended September 30, 2020 compared to the same periods in the prior year, primarily due to higher catastrophe losses (due to the combination of COVID-19 and other events), higher unfavorable prior year loss reserve development compared to favorable prior year loss reserve development in the same period in the prior year and decrease in net investment income, partially offset by lower general operating expenses and lower accident year loss ratio, as adjusted.

Net premiums written, excluding the impact of foreign exchange, decreased in the three- and nine-month periods ended September 30, 2020 compared to the same periods in the prior year, primarily due to the impact of COVID-19 and higher ceded premiums due to changes in 2020 reinsurance program, partially offset by rate increases in Commercial Lines. The nine-month period ended September 30, 2020 also reflected lower premiums from run-off business and underwriting actions taken through 2019, partially offset by growth in certain Commercial Lines.

For a discussion of 2020 reinsurance programs see Part II, Item 7 MD&A - Enterprise Risk Management in our 2019 Annual Report.

114 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

International Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

• higher unfavorable prior year loss reserve development primarily in Financial Lines.

This decrease was partially offset by:

• lower general operating expenses reflecting ongoing expense discipline;

• lower net catastrophe losses; and

• lower accident year loss ratio, as adjusted primarily driven by strong premium rate increases in Commercial Lines, better risk selection and favorable development from current accident year prior quarters.

International Adjusted Pre-Tax Income Nine Months Ended September 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

• higher catastrophe losses (due to the combination of COVID-19 and other events);

• higher unfavorable prior year loss reserve development primarily in Financial Lines compared with favorable prior year loss reserve development in the same period in the prior year; and

• lower net investment income reflecting lower income on fixed income securities and alternative investments driven by lower return on private equity investments.

These decreases were partially offset by:

• lower general operating expenses reflecting ongoing expense discipline; and

• lower accident year loss ratio, as adjusted primarily driven by strong premium rate increases in Commercial Lines, benefits from underwriting actions and better risk selection.

AIG | Third Quarter 2020 Form 10-Q 115

ITEM 2 | Business Segment Operations | General Insurance

International Net Premiums Written Three Months Ended September 30, (in millions)

Quarterly 2020 and 2019 Comparison

Net premiums written, excluding the impact of foreign exchange, decreased due to:

• lower production due to the impact of COVID-19, most notably in Travel as well as certain other Personal and Commercial Lines; and

• higher ceded premiums due to changes in 2020 reinsurance program.

These decreases were partially offset by rate increases across most Commercial Lines.

International Net Premiums Written Nine Months Ended September 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Net premiums written, excluding the impact of foreign exchange, decreased due to:

• lower production due to the impact of COVID-19, most notably in Travel as well as certain other Personal and Commercial Lines;

• higher ceded premiums due to changes in 2020 reinsurance program; and

• lower premiums from run-off business.

These decreases were partially offset by:

• rate increases across most Commercial Lines; and

• growth in Warranty, Special Risks and Financial Lines business.

116 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

International Combined Ratios Three Months Ended September 30,

Quarterly 2020 and 2019 Comparison

The increase in the combined ratio reflected an increase in the loss ratio partially offset by a decrease in the expense ratio.

The increase in the loss ratio reflected higher unfavorable prior year loss reserve development primarily in Financial Lines, partially offset by:

• lower net catastrophe losses; and

• lower accident year loss ratio, as adjusted primarily driven by strong premium rate increases in Commercial Lines, better risk selection and lower attritional losses.

The decrease in the expense ratio reflected lower general operating expenses due to ongoing expense discipline and a lower acquisition ratio primarily driven by change in business mix.

International Combined Ratios Nine Months Ended September 30,

Year-to-Date 2020 and 2019 Comparison

The increase in the combined ratio reflected an increase in the loss ratio partially offset by a decrease in the expense ratio.

The increase in the loss ratio reflected:

• higher catastrophe losses (due to the combination of COVID-19 and other events); and

• higher prior year loss reserve development primarily in Financial Lines.

These increases were partially offset by lower accident year loss ratio, as adjusted primarily driven by strong premium rate increases in Commercial Lines, benefits from underwriting actions and better risk selection.

The decrease in the expense ratio reflected lower general operating expenses due to ongoing expense discipline and a lower acquisition ratio primarily driven by change in business mix.

AIG | Third Quarter 2020 Form 10-Q 117

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

118 AIG | Third Quarter 2020 Form 10-Q

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

AIG | Third Quarter 2020 Form 10-Q 119

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

• increasingly complex new and proposed regulatory requirements, which have affected industry growth and costs;

• upgrading our technology and underwriting processes while managing general operating expenses; and

• decreased premiums and deposits and adverse mortality experience due to COVID-19.

OUTLOOK—INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our specific operating segments:

The impact of COVID-19 is evolving and will ultimately depend upon the scope, severity and duration of the crisis as well as the actions taken by governments, legislative bodies or regulators and other third parties in response, all of which continue to be subject to significant uncertainty at this time. The results for the first nine months of 2020 include COVID-19 related impacts on a number of areas including but not limited to DAC/SIA amortization, mortality, reserves and investment returns. During the three- and nine-month periods ended September 30, 2020, we experienced significant decreases on our premiums and deposits primarily due to distribution channel disruptions related to COVID-19 and low interest rates. The regulatory approach to the crisis and impact on the insurance industry is still developing and its ultimate impact remains uncertain.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. No decisions have yet been made regarding the structure of the proposed separation. In addition, any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC. No assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur.

For additional information please see Part II, Item 1A. Risk Factors — No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof.

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

120 AIG | Third Quarter 2020 Form 10-Q

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

life and retirement RESULTS

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2020	2019	Change	2020	2019	Change
Revenues:
Premiums	$744	$826	(10)%	$3,544	$2,653	34%
Policy fees	642	703	(9)	2,088	2,145	(3)
Net investment income	2,260	2,078	9	6,303	6,390	(1)
Advisory fee and other income	224	226	(1)	656	677	(3)
Total adjusted revenues	3,870	3,833	1	12,591	11,865	6
Benefits, losses and expenses:
Policyholder benefits and losses incurred	1,441	1,576	(9)	5,168	4,163	24
Interest credited to policyholder account balances	890	909	(2)	2,666	2,696	(1)
Amortization of deferred policy acquisition costs	(52)	42	NM	385	442	(13)
General operating and other expenses*	580	619	(6)	1,826	1,825	-
Interest expense	36	41	(12)	116	120	(3)
Total benefits, losses and expenses	2,895	3,187	(9)	10,161	9,246	10
Adjusted pre-tax income	$975	$646	51%	$2,430	$2,619	(7)%

* Includes general operating expenses, non-deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

For information on the impact of actuarial assumptions on our Life and Retirement results, see Insurance Reserves – Life and Annuity Reserves and DAC - Update of Actuarial Assumptions by Business Segment.

AIG | Third Quarter 2020 Form 10-Q 121

ITEM 2 | Business Segment Operations | Life and Retirement

Our insurance companies generate significant revenues from investment activities. As a result, the operating segments in Life and Retirement are subject to variances in net investment income on the asset portfolios that support insurance liabilities and surplus.

For additional information on our investment strategy, asset-liability management process and invested asset composition see Investments.

Individual Retirement Results

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2020	2019	Change		2020	2019	Change
Revenues:
Premiums	$35	$38	(8)%		$114	$65	75%
Policy fees	221	204	8		633	602	5
Net investment income	1,081	1,021	6		3,013	3,114	(3)
Advisory fee and other income	143	153	(7)		423	452	(6)
Benefits and expenses:
Policyholder benefits and losses incurred	96	237	(59)		284	319	(11)
Interest credited to policyholder account balances	453	429	6		1,325	1,289	3
Amortization of deferred policy acquisition costs	143	95	51		418	334	25
Non deferrable insurance commissions	83	78	6		245	233	5
Advisory fee expenses	52	55	(5)		153	165	(7)
General operating expenses	103	115	(10)		313	352	(11)
Interest expense	17	20	(15)		56	58	(3)
Adjusted pre-tax income	$533	$387	38%		$1,389	$1,483	(6)%
Fixed annuities base net investment spread:
Base yield	4.06%	4.52%	(46)	bps	4.21%	4.59%	(38)	bps
Cost of funds	2.63	2.67	(4)		2.63	2.69	(6)
Fixed annuities base net investment spread	1.43%	1.85%	(42)	bps	1.58%	1.90%	(32)	bps

Business and Financial Highlights

The market environment continues to reflect uncertainties in the annuity business resulting from a sustained low interest rate environment as well as the COVID-19 crisis. Interest rates slightly improved in the three month period ended September 30, 2020, but declined significantly in the nine-month period ended September 30, 2020 and remain at or near historical lows. Premiums and deposits decreased in the three- and nine-month periods ended September 30, 2020 compared to the same periods in the prior year. Net flows decreased in the three- and nine-month periods ended September 30, 2020 compared to the same periods in the prior year primarily due to lower sales in Fixed and Index Annuities, and lower Retail Mutual Fund sales, partially offset by lower surrenders and withdrawals.

Adjusted pre-tax income increased in the three- month period ended September 30, 2020 compared to the same period in the prior year, primarily driven by decreases in variable and index annuity DAC/SIA amortization and reserves from higher equity market performance, higher private equity income, and higher call and tender income. Offsetting these increases were lower base investment yield due to lower interest rates resulting in spread compression, and a higher net unfavorable adjustment from the review and update of actuarial assumptions compared to the same period in the prior year. Adjusted pre-tax income decreased in the nine- month period ended September 30, 2020 compared to the same period in the prior year, primarily due to lower gains on securities for which the fair value option was elected, lower base investment yield, lower hedge fund returns, a higher net unfavorable adjustment from the review and update of actuarial assumptions compared to the same period in the prior year, and higher variable annuity DAC/SIA amortization and reserves due to lower equity market performance in the nine- month period ended September 30, 2020 compared to the same period in the prior year partially offset by higher call and tender income.

122 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2020 and 2019 Comparison

Adjusted pre-tax income increased primarily due to:

• decreases in variable and index annuity DAC/SIA amortization and reserves due to higher equity market performance; and

• higher net investment income, which included higher private equity returns including income from an initial public offering of a holding in the private equity portfolio partially offset by lower base investment yield due to lower interest rates resulting in spread compression.

Partially offsetting these increases was:

• a higher net unfavorable adjustment from the review and update of actuarial assumptions compared to the same period in the prior year.

Individual Retirement Adjusted Pre-Tax Income Nine Months Ended September 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

• decreases in net investment income driven by lower gains on securities for which the fair value option was elected, lower base investment yield and lower gains on alternative investments due to lower hedge fund returns, partially offset by higher call and tender income;

• higher variable annuity DAC/SIA amortization and reserves due to lower equity market performance in the nine-month period ended September 30, 2020 compared to the comparable period in the prior year; and

• higher net unfavorable adjustment from the review and update of actuarial assumptions compared to the same period in the prior year.

Partially offsetting these decreases was:

• lower general operating expenses primarily due to lower travel and other employee related expenses.

AIG | Third Quarter 2020 Form 10-Q 123

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums decreased in the three- month period ended September 30, 2020 compared to the same period in the prior year and increased in the nine- month period ended September 30, 2020 compared to the same period in the prior year. Premiums are generally not a significant driver of Individual Retirement results.

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

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Premiums	$35	$38	$114	$65
Deposits	2,670	3,656	7,507	11,683
Other	(3)	(2)	(9)	(5)
Premiums and deposits	$2,702	$3,692	$7,612	$11,743

The following table presents surrenders as a percentage of average reserves:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Surrenders as a percentage of average reserves
Fixed annuities	5.8%	6.1%	5.8%	7.4%
Variable and index annuities	5.4	6.2	5.5	6.3

The following table presents reserves for fixed annuities and variable and index annuities by surrender charge category:

	September 30, 2020		December 31, 2019
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$27,182	$27,529	$27,804	$24,393
Greater than 0% - 2%	2,430	10,830	2,059	9,397
Greater than 2% - 4%	2,717	14,803	3,209	15,296
Greater than 4%	16,439	31,821	16,453	31,833
Non-surrenderable	1,698	559	1,664	525
Total reserves	$50,466	$85,542	$51,189	$81,444

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For fixed annuities, the proportion of reserves subject to surrender charge at September 30, 2020 was flat compared to December 31, 2019. The increase in reserves with no surrender charge for variable and index annuities at September 30, 2020 compared to December 31, 2019 was principally due to normal aging of business.

124 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows Three Months Ended September 30, (in millions)

Quarterly 2020 and 2019 Comparison

• Fixed Annuities premiums and deposits decreased primarily due to distribution channel disruptions related to COVID-19 and sustained low interest rate environment. Net flows were negative primarily due to lower premiums and deposits partially offset by lower surrenders.

• Variable and Index Annuities premiums and deposits decreased primarily due to a decrease in variable and index annuity sales due to distribution channel disruptions related to COVID-19. Variable annuity net flows deteriorated primarily due to decrease in sales partially offset by lower surrenders. Index annuity net flows decreased primarily due to lower sales and higher surrenders.

• Retail Mutual Funds premiums and deposits decreased due to continued negative industry trends in U.S. actively managed equity funds and disruptions caused by COVID-19, and reduction of flows within our largest fund. Net flows remained negative but improved due to lower surrenders.

Individual Retirement Premiums and Deposits (P&D) and Net Flows Nine Months Ended September 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

• Fixed Annuities premiums and deposits decreased primarily due to distribution channel disruptions related to COVID-19 and sustained low interest rate environment. Net flows were negative primarily due to lower premiums and deposits partially offset by lower surrenders, compared to positive net flows in the nine-month period ended September 30, 2019.

• Variable and Index Annuities premiums and deposits decreased primarily due to a decrease in index annuity sales due to distribution channel disruptions related to COVID-19 partially offset by higher variable annuity sales. Variable annuity net flows remained negative but improved primarily due to increase in sales and lower surrenders. Index annuity net flows decreased primarily due to lower sales and higher surrenders.

• Retail Mutual Funds premiums and deposits decreased due to continued negative industry trends in U.S. actively managed equity funds and disruptions caused by COVID-19, and reduction of flows within our largest fund. Net flows remained negative and deteriorated due to lower deposits.

AIG | Third Quarter 2020 Form 10-Q 125

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Results

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2020	2019	Change		2020	2019	Change
Revenues:
Premiums	$5	$5	-%		$14	$14	-%
Policy fees	115	111	4		324	317	2
Net investment income	571	544	5		1,629	1,703	(4)
Advisory fee and other income	67	66	2		197	191	3
Benefits and expenses:
Policyholder benefits and losses incurred	17	20	(15)		64	47	36
Interest credited to policyholder account balances	276	292	(5)		836	859	(3)
Amortization of deferred policy acquisition costs	(44)	31	NM		(5)	65	NM
Non deferrable insurance commissions	28	30	(7)		84	85	(1)
Advisory fee expenses	27	26	4		81	73	11
General operating expenses	106	112	(5)		377	334	13
Interest expense	10	12	(17)		32	34	(6)
Adjusted pre-tax income	$338	$203	67%		$695	$728	(5)%
Base net investment spread:
Base yield	4.20%	4.45%	(25)	bps	4.29%	4.55%	(26)	bps
Cost of funds	2.65	2.72	(7)		2.66	2.73	(7)
Base net investment spread	1.55%	1.73%	(18)	bps	1.63%	1.82%	(19)	bps

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. However, external factors, including increased competition and the consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement’s customer retention. Premiums and deposits decreased in the three- and nine-month periods ended September 30, 2020 compared to the same periods in the prior year primarily driven by the low interest rate environment. Net flows remained negative and deteriorated in the three-month period ended September 30, 2020 compared to the same period in the prior year primarily due to lower premiums and deposits. Net flows remained negative but improved in the nine-month period ended September 30, 2020 compared to the same period in the prior year primarily due to lower surrenders partially offset by lower deposits.

Adjusted pre-tax income increased in the three- month period ended September 30, 2020 compared to the same period in the prior year primarily due to higher investment returns in our alternative investment portfolio including higher private equity and hedge fund returns, a net favorable adjustment from the review and update of actuarial assumptions compared to a net unfavorable adjustment in the same period in the prior year and lower variable annuity DAC amortization and reserves due to higher equity market performance partially offset by lower direct private equity investment returns, and lower base net investment spread . Adjusted pre-tax income decreased in the nine- month period ended September 30, 2020 compared to the same period in the prior year primarily due to lower gains on securities for which the fair value option was elected, lower direct private equity investment returns and lower hedge fund returns, lower gains on base net investment spread primarily due to lower reinvestment yields, higher general operating expenses and higher variable annuity DAC amortization and reserves due to lower equity market performance. Partially offsetting these decreases were a net favorable adjustment from the review and update of actuarial assumptions compared to a net unfavorable adjustment in the same period in the prior year and higher yield enhancement income.

126 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2020 and 2019 Comparison

Adjusted pre-tax income increased primarily due to:

• a net favorable adjustment from the review and update of actuarial assumptions compared to a net unfavorable adjustment in the same period in the prior year

• higher investment returns in the alternative investment portfolio which included higher private equity returns including income from an initial public offering of a holding in the private equity portfolio, higher hedge fund returns, and higher gains on calls partially offset by lower direct private equity investment returns; and

• decreases in variable annuity DAC amortization and reserves due to higher equity market performance.

Partially offsetting these increases was:

• a decrease in base net investment spread primarily due to lower reinvestment yields partially offset by higher average invested assets and lower interest credited.

Group Retirement Adjusted Pre-Tax Income Nine Months Ended September 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

• lower net investment income, primarily from lower gains on securities for which the fair value option was elected, lower direct private equity investment returns, lower hedge fund returns due to widening spreads partially offset by higher yield enhancement income;

• higher general operating expenses primarily due to increased legal and other employee related expenses;

• decrease in base net investment spread primarily due to lower reinvestment yields and lower accretion partially offset by higher average invested assets and lower interest credited; and

• increases in variable annuity DAC amortization and reserves due to lower equity market performance.

Partially offsetting these decreases was:

• a net favorable adjustment from the review and update of actuarial assumptions compared to a net unfavorable adjustment in the same period in the prior year.

AIG | Third Quarter 2020 Form 10-Q 127

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in the three- and nine-month periods ended September 30, 2020, which primarily represents immediate annuities, remained flat compared to the same periods in the prior year. Premiums are not a significant driver of Group Retirement results.

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

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Premiums	$5	$5	$14	$14
Deposits	1,767	1,919	5,283	6,020
Premiums and deposits	$1,772	$1,924	$5,297	$6,034

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Surrenders as a percentage of average reserves and mutual funds	10.1%	10.3%	8.8%	10.3%

The following table presents reserves for Group Retirement annuities by surrender charge category:

	September 30,		December 31,
(in millions)	2020	(a)	2019	(a)
No surrender charge(b)	$72,942		$71,912
Greater than 0% - 2%	501		1,140
Greater than 2% - 4%	725		672
Greater than 4%	6,082		6,038
Non-surrenderable	615		614
Total reserves	$80,865		$80,376

(a) Excludes mutual fund assets under administration of $21.7 billion at both September 30, 2020 and December 31, 2019.

(b) Group Retirement amounts in this category include general account reserves of approximately $6.3 billion and $6.2 billion at September 30, 2020 and December 31, 2019 respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and general account reserves of $5.7 billion and $5.4 billion at September 30, 2020 and December 31, 2019, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.

Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. At September 30, 2020, Group Retirement annuity reserves with no surrender charge increased compared to December 31, 2019 primarily due to growth in assets under management while reserves with a 0% - 2% surrender charge decreased primarily due to normal aging of business. The surrender rate in the three- and nine-month periods ended September 30, 2020 decreased compared to the same periods in the prior year due to lower individual surrenders.

128 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended September 30, (in millions)

Quarterly 2020 and 2019 Comparison

Net flows remained negative and deteriorated primarily due to lower premiums and deposits. External factors including consolidation of healthcare providers and other employers in target markets, along with shorter term impacts from market conditions related to COVID-19, also contributed to the decrease.

Group Retirement Premiums and Deposits and Net Flows Nine Months Ended September 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Net flows remained negative but improved primarily due to lower individual surrenders partially offset by decreased deposits. There were approximately $1 billion of large plan related surrenders in both nine-month periods ended September 30, 2020 and 2019. External factors including consolidation of healthcare providers and other employers in target markets, along with shorter term impacts from market conditions related to COVID-19, also contributed to the decrease.

AIG | Third Quarter 2020 Form 10-Q 129

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance Results

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2020	2019	Change		2020	2019	Change
Revenues:
Premiums	$429	$394	9%		$1,295	$1,214	7%
Policy fees	265	348	(24)		1,010	1,102	(8)
Net investment income	368	289	27		939	915	3
Other income	14	6	133		36	33	9
Benefits and expenses:
Policyholder benefits and losses incurred	967	848	14		2,464	2,217	11
Interest credited to policyholder account balances	93	93	-		277	277	-
Amortization of deferred policy acquisition costs	(153)	(86)	(78)		(32)	39	NM
Non deferrable insurance commissions	8	27	(70)		63	67	(6)
General operating expenses	149	155	(4)		437	449	(3)
Interest expense	7	7	-		20	20	-
Adjusted pre-tax income (loss)	$5	$(7)	NM	%	$51	$195	(74)%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Adjusted pre-tax income increased in the three- month period ended September 30, 2020 compared to the same period in the prior year primarily due to higher net investment income due to higher gains on calls and higher private equity returns, partially offset by a net unfavorable adjustment from the review and update of actuarial assumptions. Adjusted pre-tax income decreased in the nine- month period ended September 30, 2020 compared to the same period in the prior year primarily due to higher mortality and a net unfavorable adjustment from the review and update of actuarial assumptions partially offset by prior year unfavorable reinsurance valuation allowance.

Life Insurance Adjusted Pre-Tax Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2020 and 2019 Comparison

Adjusted pre-tax income increased primarily due to:

• higher net investment income, primarily due to higher gains on calls and higher gains in the alternative investment portfolio driven by higher private equity returns, including income from an initial public offering of a holding in the private equity portfolio.

Partially offsetting these increases was:

• a higher net unfavorable adjustment from the review and update of actuarial assumptions, including a reduction in DAC amortization compared to the same period in the prior year.

130 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance Adjusted Pre-Tax Income Nine Months Ended September 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

• higher mortality driven by COVID-19; and

• a higher net unfavorable adjustment from the review and update of actuarial assumptions, including a reduction in DAC amortization compared to the same period in the prior year.

Partially offsetting these decreases were:

• higher net investment income, primarily from gains on the alternative investment portfolio driven by higher gains on calls; and

• prior year unfavorable reinsurance valuation allowance.

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums, excluding the effect of foreign exchange, increased in the three- and nine-month periods ended September 30, 2020 compared to the same periods in the prior year. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Premiums	$429	$394	$1,295	$1,214
Deposits	392	404	1,214	1,223
Other	209	214	607	602
Premiums and deposits	$1,030	$1,012	$3,116	$3,039

AIG | Third Quarter 2020 Form 10-Q 131

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

132 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional markets Results

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2020	2019	Change	2020	2019	Change
Revenues:
Premiums	$275	$389	(29)%	$2,121	$1,360	56%
Policy fees	41	40	3	121	124	(2)
Net investment income	240	224	7	722	658	10
Other income	-	1	NM	-	1	NM
Benefits and expenses:
Policyholder benefits and losses incurred	361	471	(23)	2,356	1,580	49
Interest credited to policyholder account balances	68	95	(28)	228	271	(16)
Amortization of deferred policy acquisition costs	2	2	-	4	4	-
Non deferrable insurance commissions	8	6	33	22	21	5
General operating expenses	16	15	7	51	46	11
Interest expense	2	2	-	8	8	-
Adjusted pre-tax income	$99	$63	57%	$295	$213	38%

Business and Financial Highlights

Institutional Markets continued to opportunistically grow its portfolio, which partially drove the increase in net investment income. Product distribution continues to be strong and the business is focused on maintaining pricing discipline.

Institutional Markets Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2020 and 2019 Comparison

Decreases in premiums and policyholder benefits were primarily due to lower pension risk transfer sales in 2020 compared to 2019.

Adjusted pre-tax income increased primarily due to:

• growth in the portfolio from new business and higher alternative investment returns due to higher equity partnership returns, partially offset by the impact of the new business on policyholder benefits and losses incurred;

• decrease in interest crediting results from impact of lower interest rates on floating-rate GICs and related hedging; and

• favorable mortality experience.

AIG | Third Quarter 2020 Form 10-Q 133

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional Markets Adjusted Pre-Tax Income Nine Months Ended September 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Increases in premiums and policyholder benefits were primarily due to higher pension risk transfer business written in 2020 compared to 2019.

Adjusted pre-tax income increased primarily due to:

• growth in the portfolio from new business, higher alternative investment returns due to higher equity partnership returns and yield enhancement income, partially offset by the impact of the new business on policyholder benefits and losses incurred;

• decrease in interest crediting results from impact of lower interest rates on floating-rate GICs and related hedging; and

• favorable mortality experience.

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums decreased in the three- month period ended September 30, 2020 compared to the same period in the prior year primarily driven by the pension risk transfer business (direct and assumed reinsurance) written in the third quarter of 2019. Premiums increased in the nine-month period ended September 30, 2020 compared to the same period in the prior year primarily driven by the pension risk transfer business (direct and assumed reinsurance) written in the first half of 2020.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct premiums as well as deposits received on investment-type annuity contracts, including GICs. Deposits also include FHLB funding agreements.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Premiums	$275	$389	$2,121	$1,360
Deposits	1,165	437	1,350	831
Other	6	7	21	22
Premiums and deposits	$1,446	$833	$3,492	$2,213

134 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits Three Months Ended September 30, (in millions)
Quarterly 2020 and 2019 Comparison Premiums and deposits increased due to higher deposits on GICs partially offset by lower pension risk transfer (direct and assumed reinsurance) sales.

Institutional Markets Premiums and Deposits Nine Months Ended September 30, (in millions)
Year-to-Date 2020 and 2019 Comparison Premiums and deposits increased due to higher pension risk transfer (direct and assumed reinsurance) sales and higher deposits on GICs.

AIG | Third Quarter 2020 Form 10-Q 135

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

Other Operations Results

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2020	2019	Change	2020	2019	Change
Revenues:
Premiums	$25	$12	108%	$58	$37	57%
Net investment income:
Interest and dividends - available for sale securities	8	26	(69)	30	83	(64)
Interest and dividends - fair value option securities	14	1	NM	12	4	200
Other investment income - consolidated investment entities	62	49	27	116	144	(19)
Other investment income	8	21	(62)	41	76	(46)
Total net investment income	92	97	(5)	199	307	(35)
Other income	11	30	(63)	48	78	(38)
Total adjusted revenues	128	139	(8)	305	422	(28)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	21	13	62	50	27	85
Acquisition expenses - amortization of deferred policy
acquisition costs	7	5	40	16	14	14
General operating expenses	199	269	(26)	701	708	(1)
Interest expense:
Interest - corporate	291	259	12	819	783	5
Interest - other (primarily consolidated investment entities)*	36	47	(23)	155	146	6
Total interest expense	327	306	7	974	929	5
Total benefits, losses and expenses	554	593	(7)	1,741	1,678	4
Adjusted pre-tax loss before consolidation and
eliminations	(426)	(454)	6	(1,436)	(1,256)	(14)
Consolidation, eliminations and other adjustments	(136)	(46)	(196)	(171)	(172)	1
Adjusted pre-tax loss	$(562)	$(500)	(12)%	$(1,607)	$(1,428)	(13)%

136 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Other Operations

Adjusted pre-tax income (loss) by activities:
Corporate (Parent and Service Companies):
General operating expenses	$(191)	$(241)	21%	$(629)	$(617)	(2)%
Interest expense	(291)	(259)	(12)	(819)	(783)	(5)
All other income (expense), net	31	53	(42)	50	156	(68)
Total Corporate (Parent and Service Companies)	(451)	(447)	(1)	(1,398)	(1,244)	(12)
Consolidated investment entities	33	16	106	-	37	NM
Blackboard	(8)	(23)	65	(38)	(49)	22
Consolidation, eliminations and other adjustments:
Consolidation, eliminations and other
adjustments - consolidated investment entities	(131)	(53)	(147)	(172)	(201)	14
Consolidation, eliminations and other adjustments - other	(5)	7	NM	1	29	(97)
Total consolidation, eliminations and other adjustments	(136)	(46)	(196)	(171)	(172)	1
Adjusted pre-tax loss	$(562)	$(500)	(12)%	$(1,607)	$(1,428)	(13)%

* Interest expense-other primarily represents interest expense on consolidated investment entities of $29 million and $33 million in the three-month periods ended September 30, 2020 and 2019, respectively, and $116 million and $107 million in the nine-month periods ended September 30, 2020 and 2019, respectively, and costs of derivatives used to economically hedge foreign denominated debt of $4 million and $10 million in the three-month periods ended September 30, 2020 and 2019, respectively, and $25 million and $29 million in the nine-month periods ended September 30, 2020 and 2019, respectively.

Quarterly 2020 and 2019 Comparison

Adjusted pre-tax loss increased primarily due to:

• lower net investment income associated with available for sale securities.

• higher interest expense driven by debt issuances in the second quarter of 2020; and

• lower corporate general operating expenses due to lower compensation and depreciation as well as the winddown of Blackboard.

year-to-date 2020 and 2019 Comparison

Adjusted pre-tax loss increased primarily due to:

• lower net investment income associated with available for sale securities and consolidated investment entities; and

• higher interest expenses driven by debt issuances in the second quarter of 2020 and debt associated with consolidated investment entities.

AIG | Third Quarter 2020 Form 10-Q 137

ITEM 2 | Business Segment Operations | Legacy Portfolio

Legacy Portfolio

Legacy Portfolio represents exited or discontinued product lines, policy forms or distribution channels. On June 2, 2020, we completed the sale of a controlling interest in Fortitude Holdings, which from February 2018 through the sale date was included in our Legacy Portfolio results.

• Legacy Life and Retirement Run-Off Lines – Currently, the remaining legacy business not reinsured to Fortitude Holdings includes reserves that consist of certain structured settlements, pension risk transfer annuities, whole life and other small blocks of life and accident & health product lines.

• Legacy General Insurance Run-Off Lines – Currently, the remaining legacy business not reinsured to Fortitude Holdings includes reserves that consist of excess workers’ compensation, environmental exposures and exposures to other products within General Insurance that are no longer actively marketed. Also includes the remaining reserves in Eaglestone Reinsurance Company.

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

BUSINESS STRATEGY

For Legacy insurance lines, securing the interests of our policyholders and insureds is paramount. We have considered and continue to evaluate the following strategies for these lines:

• Third-party and affiliated reinsurance and retrocessions to improve capital efficiency.

• Commutations of assumed reinsurance and direct policy buy-backs.

• Enhanced insured policyholder options and claims resolution strategies.

• Enhanced asset liability management and expense management.

For Legacy investments, our business strategy is to maximize liquidity to AIG Parent and minimize book value impairments while sourcing for our insurance companies attractive assets for their portfolios.

SALE OF FORTITUDE HOLDINGS

On June 2, 2020, we completed the Majority Interest Fortitude Sale. AIG established Fortitude Re, a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Legacy Portfolio. As of September 30, 2020, approximately $30.6 billion of reserves from AIG’s Legacy Life and Retirement Run-Off Lines and approximately $4.1 billion of reserves from AIG’s Legacy General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Legacy Portfolio. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, following the closing of the Majority Interest Fortitude Sale, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.

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

138 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Legacy Portfolio

AIG recorded a total after-tax reduction to total AIG shareholders’ equity of $4.3 billion related to the sale of the majority interest in and deconsolidation of Fortitude Holdings in the second quarter of 2020. The impact to equity was primarily due to a $6.7 billion after-tax loss partially offset by a $2.4 billion increase in AOCI due to the release of shadow adjustments primarily related to future policy benefits. The $6.7 billion after-tax loss was comprised of (i) a $2.7 billion loss related to the write-off of prepaid insurance assets and DAC upon deconsolidation of Fortitude Holdings and (ii) $4.0 billion related to the loss on the sale primarily as a result of increases in Fortitude Holdings’ equity principally related to mark to market movements from the December 31, 2018 date as of which Fortitude Holdings' equity was calculated for purposes of the purchase price determination, through the June 2, 2020 closing date.

In connection with the Majority Interest Fortitude Sale, AIG, Fortitude Holdings, and TCG agreed that, effective as of the closing, (i) AIG’s investment commitment targets under the 2018 Fortitude Sale (whereby AIG had agreed to invest certain amounts into various Carlyle strategies and to make certain minimum investment management fee payments by November 2021) were assumed by Fortitude Holdings and AIG was released therefrom, (ii) the purchase price adjustment that AIG had agreed to provide TCG in the 2018 Fortitude Sale (whereby AIG had agreed to reimburse TCG for adverse development in property casualty related reserves, based on an agreed methodology, that may occur on or prior to December 31, 2023, up to the value of TCG’s investment in Fortitude Holdings) has been terminated, and (iii) TCG remains obligated to pay AIG $115 million of deferred consideration upon settlement of the post-closing purchase price adjustment referred to above. This latter amount is composed of $95 million of deferred consideration contemplated as part of the 2018 Fortitude Sale, together with $19.9 million in respect of TCG’s 19.9 percent share of the unpaid portion of the $500 million non-pro rata dividend to be paid to AIG under the 2018 Fortitude Sale (TCG paid $79.6 million to AIG on May 26, 2020). In addition, the 2018 Capital Maintenance Agreement between AIG and Fortitude Re and the letters of credit issued in support of Fortitude Re and subject to reimbursement by AIG in the event of a drawdown were terminated as of the closing of the Majority Interest Fortitude Sale. Upon closing of the Majority Interest Fortitude Sale, AIG entered into a transition services agreement with Fortitude Holdings for the provision of transition services for a period after closing, and letter of credit agreements with certain financial institutions, which issued letters of credit in support of certain General Insurance subsidiaries that have reinsurance agreements in place with Fortitude Re in the amount of $600 million. These letters of credit are subject to reimbursement by AIG in the event of a drawdown by these insurance subsidiaries.

Following closing in the second quarter of 2020, AIG contributed $700 million of the proceeds of the Majority Interest Fortitude Sale to certain of its General Insurance subsidiaries and $135 million of the proceeds of the Majority Interest Fortitude Sale to certain of its Life and Retirement subsidiaries.

Legacy results include the impact of Fortitude Re through the date of deconsolidation on June 2, 2020, representing five months of operational results for the nine-month period ended September 30, 2020 subsequent to deconsolidation.

For further discussion on the sale of Fortitude Holdings see Note 7 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2020 Form 10-Q 139

ITEM 2 | Business Segment Operations | Legacy Portfolio

LEGACY PORTFOLIO RESULTS

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2020	2019	Change	2020	2019	Change
Revenues:
Premiums	$58	$122	(52)%	$258	$367	(30)%
Policy fees	6	30	(80)	64	92	(30)
Net investment income	157	614	(74)	915	1,792	(49)
Other income (loss)	(7)	(15)	53	(40)	(54)	26
Total adjusted revenues	214	751	(72)	1,197	2,197	(46)
Benefits, losses and expenses:
Policyholder benefits and losses and loss adjustment
expenses incurred	85	516	(84)	933	1,422	(34)
Interest credited to policyholder account balances	(3)	53	NM	93	161	(42)
Amortization of deferred policy acquisition costs	6	19	(68)	35	51	(31)
General operating and other expenses	34	66	(48)	147	225	(35)
Interest expense	3	4	(25)	11	14	(21)
Total benefits, losses and expenses	125	658	(81)	1,219	1,873	(35)
Adjusted pre-tax income (loss)	$89	$93	(4)%	$(22)	$324	NM	%
Adjusted pre-tax income (loss) by type:
General Insurance Run-Off Lines	$(16)	$27	NM %	$30	$85	(65)%
Life and Retirement Run-Off Lines	29	16	81	(91)	141	NM
Legacy Investments	76	50	52	39	98	(60)
Adjusted pre-tax income (loss)	$89	$93	(4)%	$(22)	$324	NM	%

				September 30,		December 31,
(in millions)					2020	2019
Selected Balance Sheet Data
Legacy Investments, net of related debt					$1,110	$2,002
Legacy General Insurance run-off reserves					1,363	5,409
Legacy Life and Retirement run-off reserves					7,956	38,728

140 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Business Segment Operations | Legacy Portfolio

Business and Financial Highlights

Legacy insurance lines, including those ceded to Fortitude Re, continue to run-off as anticipated for Legacy General Insurance and Legacy Life and Retirement Run-Off Lines. Legacy investments have been reduced significantly over the last several years declining from $6.7 billion at December 31, 2016 to $1.1 billion at September 30, 2020. The remaining Legacy investments primarily include structured credit junior notes for which we have elected the fair value option and real estate investments.

Legacy Portfolio Adjusted Pre-Tax Income Three Months Ended September 30, (in millions)

Quarterly 2020 and 2019 Comparison

Adjusted pre-tax income decreased compared to the prior year primarily due to:

• Lower adjusted pre-tax income primarily as a result of lower net investment income. Subsequent to the sale of Fortitude Re on June 2, 2020, net investment income on the funds withheld assets is excluded from adjusted pre-tax income.

This decrease was partially offset by:

• Higher Legacy Investment earnings due to gains on fair value option portfolios compared to losses in the same period in the prior year.

Legacy Portfolio Adjusted Pre-Tax Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2020 and 2019 Comparison

Legacy Portfolio recorded an adjusted pre-tax loss in the nine months ended September 30, 2020 compared to income in the prior-year period due to:

• Higher adjusted pre-tax losses primarily as a result of lower net investment income. Subsequent to the sale of Fortitude Re on June 2, 2020, net investment income on the funds withheld assets is excluded from adjusted pre-tax income; and

• Lower Legacy Investment earnings due to lower gains on fair value option portfolios.

AIG | Third Quarter 2020 Form 10-Q 141

ITEM 2 | Investments

Investments

Overview

Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that matches cash flows of our outstanding liabilities and provides diversification from an asset class, sector, issuer, and geographic perspective. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities.

The impact of COVID-19 is evolving rapidly and will depend upon the scope, severity and duration of the crisis as well as the actions taken by governments, legislative bodies or regulators and other third parties in response, all of which are continuing to evolve and are subject to continuing uncertainty. Adverse changes and developments affecting the global economy, including a significant global economic slowdown, and increased financial market volatility have had negative effects on our overall investment portfolio. Within our diversified investment portfolio, there has been exposures to certain segments of the economy significantly affected by the crisis, which has, in certain periods, resulted in the recognition of credit losses and increases in our allowance for credit losses. Further recognition of credit losses and increases in our allowances for credit losses could result if businesses remain closed (or are closed again due to resurgences in infections) and the impact of the crisis on the global economy worsens.

INVESTMENT HIGHLIGHTS IN THE NINE MONTHS ENDED SEPTEMBER 30, 2020

• A drop in interest rates was partially offset by a widening of credit spreads that resulted in a net unrealized gain movement in our investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $23.7 billion as of September 30, 2020 from approximately $17.9 billion as of December 31, 2019.

• We continued to make investments in structured securities and other fixed maturity securities with favorable risk compared to return characteristics to improve yields and increase net investment income.

• We experienced lower investment returns in our alternative investments and fair value option equity security holdings due to significant volatility in equity markets in the nine-month period ended September 30, 2020, and lower income from fixed maturity securities for which the fair value option was elected due to a widening of credit spreads in the current period. This compares to the same period in the prior year where we experienced robust gains in our alternative investments, which included income from an initial public offering of a holding in the private equity portfolio and higher gains in our fixed maturities securities portfolio for which we elected the fair value option due to a drop in rates and narrowing credit spreads.

• Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

• Implemented CECL, the new credit loss accounting standard, in the first quarter of 2020.

Investment Strategies

Investment strategies are assessed at the business segment level and involve considerations that include local and general market conditions, duration and cash flow management, risk appetite and volatility constraints, rating agency and regulatory capital considerations, and tax and legal investment limitations.

Some of our key investment strategies are as follows:

• Our fundamental strategy across the portfolios is to seek investments with similar characteristics to the associated insurance liabilities to the extent practicable. AIG embeds Environmental, Social and Governance (ESG) considerations in its fundamental investment analysis of the companies or projects we invest in to ensure that they have sustainable earnings over the full term of our investment. AIG considers internal and external factors and evaluates changes in consumer behavior, industry trends related to ESG factors as well as the ability of the management of companies to respond appropriately to these changes in order to maintain their competitive advantage.

• We seek to originate investments that offer enhanced yield through illiquidity premiums, such as private placements and commercial mortgage loans, which also add portfolio diversification. These assets typically afford credit protections through covenants, ability to customize structures that meet our insurance liability needs, and deeper due diligence given information access.

142 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Investments

• Given our global presence, we have access to assets that provide diversification from local markets. To the extent we purchase these investments, we generally hedge any currency risk using derivatives, which could provide opportunities to earn higher risk adjusted returns compared to assets in the functional currency.

• AIG Parent, included in Other Operations, actively manages its assets and liabilities, counterparties and duration. AIG Parent’s liquidity sources are held primarily in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities that can be readily monetized through sales or repurchase agreements. This strategy allows us to both diversify our sources of liquidity and reduce the cost of maintaining sufficient liquidity.

• Within the U.S., the Life and Retirement and General Insurance investments are generally split between reserve backing and surplus portfolios.

– Insurance reserves are backed by mainly investment grade fixed maturity securities that meet our duration, risk-return, tax, liquidity, credit quality and diversification objectives. We assess asset classes based on their fundamental underlying risk factors, including credit (public and private), commercial real estate and residential real estate regardless of whether such investments are bonds, loans, or structured products.

– Surplus investments seek to enhance portfolio returns and are generally comprised of a mix of fixed maturity investment grade and below investment grade securities and various alternative asset classes, including private equity, real estate equity, and hedge funds. Over the past few years, hedge fund investments have been reduced with more emphasis given to private equity, real estate and below investment grade credit.

• Outside of the U.S., fixed maturity securities held by insurance companies consist primarily of investment-grade securities generally denominated in the currencies of the countries in which we operate.

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

The investment strategy of the Life and Retirement companies is to provide net investment income to back liabilities that result in stable distributable earnings and enhance portfolio value, subject to asset liability management, capital, liquidity, and regulatory constraints.

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

Fixed maturity securities of the Life and Retirement companies’ domestic operations have an average duration of 8.6 years.

AIG | Third Quarter 2020 Form 10-Q 143

ITEM 2 | Investments

In addition, the Life and Retirement companies seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved returns in excess of the fixed maturity portfolio returns.

NAIC Designations of Fixed Maturity Securities

The Securities Valuation Office (SVO) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1’ highest quality, or ‘2’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC designations for non-agency RMBS and CMBS are calculated using third party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of AIG subsidiaries fixed maturity security portfolio by NAIC Designation, and the distribution by composite AIG credit rating, which is generally based on ratings of the three major rating agencies.

For a full description of the composite AIG credit ratings see – Credit Ratings.

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

September 30, 2020
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$102,356	$80,411	$182,767	$9,198	$6,625	$1,739	$125	$17,687	$200,454
Mortgage-backed, asset-backed and collateralized	64,112	4,012	68,124	265	103	123	2,296	2,787	70,911
Total*	$166,468	$84,423	$250,891	$9,463	$6,728	$1,862	$2,421	$20,474	$271,365

* Excludes $15 million of fixed maturity securities for which no NAIC Designation is available.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

September 30, 2020
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$105,756	$76,765	$182,521	$8,965	$6,803	$2,165	$17,933	$200,454
Mortgage-backed, asset-backed and collateralized	54,501	4,347	58,848	662	360	11,041	12,063	70,911
Total*	$160,257	$81,112	$241,369	$9,627	$7,163	$13,206	$29,996	$271,365

* Excludes $15 million of fixed maturity securities for which no NAIC Designation is available.

Credit Ratings

At September 30, 2020, approximately 89 percent of our fixed maturity securities were held by our domestic entities. Approximately 88 percent of these securities were rated investment grade by one or more of the principal rating agencies. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At September 30, 2020, approximately 95 percent of such investments were either rated investment grade or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated investment grade. Approximately 28 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

144 AIG | Third Quarter 2020 Form 10-Q

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

For a discussion of credit risks associated with Investments see Enterprise Risk Management.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(in millions)	2020	2019	2020	2019	2020	2019
Rating:
Other fixed maturity
securities
AAA	$11,938	$11,821	$1,828	$2,121	$13,766	$13,942
AA	34,309	31,141	42	-	34,351	31,141
A	57,628	49,437	12	11	57,640	49,448
BBB	76,765	75,598	-	-	76,765	75,598
Below investment grade	17,230	15,905	-	7	17,230	15,912
Non-rated	718	1,301	-	-	718	1,301
Total	$198,588	$185,203	$1,882	$2,139	$200,470	$187,342
Mortgage-backed, asset-
backed and collateralized
AAA	$32,443	$29,419	$374	$365	$32,817	$29,784
AA	14,694	14,816	204	201	14,898	15,017
A	6,639	6,861	147	165	6,786	7,026
BBB	4,001	4,154	346	98	4,347	4,252
Below investment grade	9,548	10,575	2,215	3,630	11,763	14,205
Non-rated	52	58	247	84	299	142
Total	$67,377	$65,883	$3,533	$4,543	$70,910	$70,426
Total
AAA	$44,381	$41,240	$2,202	$2,486	$46,583	$43,726
AA	49,003	45,957	246	201	49,249	46,158
A	64,267	56,298	159	176	64,426	56,474
BBB	80,766	79,752	346	98	81,112	79,850
Below investment grade	26,778	26,480	2,215	3,637	28,993	30,117
Non-rated	770	1,359	247	84	1,017	1,443
Total	$265,965	$251,086	$5,415	$6,682	$271,380	$257,768

AIG | Third Quarter 2020 Form 10-Q 145

ITEM 2 | Investments

Available-for-Sale Investments

The following table presents the fair value of our available-for-sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2020	2019
Bonds available for sale:
U.S. government and government sponsored entities	$5,135	$5,380
Obligations of states, municipalities and political subdivisions	16,173	15,318
Non-U.S. governments	15,174	14,869
Corporate debt	162,106	149,636
Mortgage-backed, asset-backed and collateralized:
RMBS	33,414	32,805
CMBS	15,777	14,430
CDO/ABS	18,186	18,648
Total mortgage-backed, asset-backed and collateralized	67,377	65,883
Total bonds available for sale*	$265,965	$251,086

* At September 30, 2020 and December 31, 2019, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $27.5 billion and $27.8 billion, respectively.

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	September 30,	December 31,
(in millions)	2020	2019
Japan	$1,592	$1,651
Canada	954	989
France	890	1,013
United Kingdom	799	638
Germany	696	593
Indonesia	541	589
Israel	522	399
United Arab Emirates	516	494
Chile	398	353
Norway	390	410
Other	7,876	7,740
Total	$15,174	$14,869

146 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Investments

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	September 30, 2020
			Non-			December 31,
		Financial	Financial	Structured		2019
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$890	$1,835	$1,668	$-	$4,393	$4,304
Germany	696	176	2,763	-	3,635	3,329
Netherlands	252	1,038	1,203	104	2,597	2,626
Ireland	48	136	453	1,420	2,057	2,132
Belgium	171	254	1,115	-	1,540	1,254
Spain	25	291	688	-	1,004	1,122
Luxembourg	98	218	361	-	677	381
Italy	3	111	396	-	510	482
Finland	82	46	39	-	167	192
Austria	103	4	-	-	107	164
Other Euro-Zone	531	93	245	-	869	826
Total Euro-Zone	$2,899	$4,202	$8,931	$1,524	$17,556	$16,812
Remainder of Europe:
United Kingdom	$799	$4,092	$9,289	$2,362	$16,542	$15,798
Switzerland	40	1,039	696	-	1,775	1,879
Sweden	167	331	123	-	621	582
Norway	390	47	112	-	549	549
Russian Federation	180	21	189	-	390	425
Other - Remainder of Europe	56	32	116	-	204	262
Total - Remainder of Europe	$1,632	$5,562	$10,525	$2,362	$20,081	$19,495
Total	$4,531	$9,764	$19,456	$3,886	$37,637	$36,307

AIG | Third Quarter 2020 Form 10-Q 147

ITEM 2 | Investments

Investments in Municipal Bonds

At September 30, 2020, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 92 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	September 30, 2020
	State	Local		Total	December 31,
	General	General		Fair	2019
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
California	$774	$405	$2,136	$3,315	$2,928
New York	8	352	2,798	3,158	3,059
Texas	98	542	948	1,588	1,512
Illinois	84	128	902	1,114	1,072
Massachusetts	442	-	346	788	745
Ohio	35	-	499	534	482
Georgia	109	71	308	488	459
Virginia	9	-	442	451	493
Florida	6	-	418	424	355
Washington	172	7	243	422	405
Pennsylvania	17	5	374	396	395
Washington, D.C.	12	-	326	338	316
Missouri	-	-	307	307	277
All other states(a)	353	281	2,216	2,850	2,820
Total(b)(c)	$2,119	$1,791	$12,263	$16,173	$15,318

(a) We did not have material credit exposure to the government of Puerto Rico.

(b) Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c) Includes $446 million of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	September 30,	December 31,
(in millions)	2020	2019
Financial institutions:
Money center/Global bank groups	$10,348	$10,701
Regional banks — other	664	659
Life insurance	3,130	3,166
Securities firms and other finance companies	303	334
Insurance non-life	5,541	5,492
Regional banks — North America	6,946	6,825
Other financial institutions	14,722	13,608
Utilities	22,515	19,424
Communications	10,830	9,939
Consumer noncyclical	24,225	19,997
Capital goods	8,259	8,006
Energy	12,448	13,379
Consumer cyclical	12,191	10,989
Basic	5,714	5,617
Other	24,270	21,500
Total*	$162,106	$149,636

* At September 30, 2020 and December 31, 2019, respectively, approximately 90 percent and 89 percent of these investments were rated investment grade.

148 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Investments

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, were 4.7 percent and 5.3 percent at September 30, 2020 and December 31, 2019, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2020	2019
Agency RMBS	$17,149	$15,721
Alt-A RMBS	7,583	8,484
Subprime RMBS	2,588	2,654
Prime non-agency	4,276	4,451
Other housing related	1,818	1,495
Total RMBS(a)(b)	$33,414	$32,805

(a) Includes approximately $7.9 billion and $8.7 billion at September 30, 2020 and December 31, 2019, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired Securities see Note 5 to the Condensed Consolidated Financial Statements.

(b) The weighted average expected life was five years at September 30, 2020 and six years at December 31 2019.

Our underwriting practices for investing in RMBS, other asset-backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2020	2019
CMBS (traditional)	$12,580	$11,250
Agency	2,130	2,051
Other	1,067	1,129
Total	$15,777	$14,430

The fair value of CMBS holdings remained stable during the third quarter of 2020. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in ABS/CDOs

The following table presents our ABS/CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	September 30,	December 31,
(in millions)	2020	2019
Collateral Type:
ABS	$8,956	$9,274
Bank loans (collateralized loan obligation)	9,195	9,330
Other	35	44
Total	$18,186	$18,648

AIG | Third Quarter 2020 Form 10-Q 149

ITEM 2 | Investments

Commercial Mortgage Loans

At September 30, 2020, we had direct commercial mortgage loan exposure of $36.4 billion.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
September 30, 2020
State:
New York	107	$2,618	$5,344	$462	$392	$100	$-	$8,916	25%
California	69	845	1,342	247	539	811	33	3,817	10
New Jersey	46	1,703	31	413	90	12	33	2,282	6
Texas	51	575	1,166	171	138	144	-	2,194	6
Florida	71	445	157	501	215	217	-	1,535	4
Massachusetts	12	537	229	554	25	-	-	1,345	4
Illinois	20	504	575	10	18	-	22	1,129	3
Washington, D.C.	13	453	211	-	-	18	-	682	2
Pennsylvania	20	80	17	493	46	25	-	661	2
Ohio	23	171	10	185	264	-	-	630	2
Other states	191	2,087	727	1,218	719	400	7	5,158	14
Foreign	86	3,686	1,150	974	1,300	547	353	8,010	22
Total*	709	$13,704	$10,959	$5,228	$3,746	$2,274	$448	$36,359	100%
December 31, 2019
State:
New York	99	$2,377	$4,913	$457	$376	$98	$-	$8,221	23%
California	74	736	1,341	249	572	817	41	3,756	10
New Jersey	48	1,635	44	370	81	27	33	2,190	6
Texas	52	501	1,163	174	141	145	-	2,124	6
Florida	74	393	234	544	218	217	10	1,616	3
Massachusetts	13	540	245	549	25	-	-	1,359	4
Illinois	19	505	441	10	18	-	22	996	3
Washington, D.C.	13	447	302	-	-	18	-	767	2
Pennsylvania	23	81	20	528	46	25	-	700	2
Ohio	25	174	10	188	269	-	5	646	2
Other states	215	2,073	740	1,276	740	401	44	5,274	15
Foreign	85	4,237	1,189	987	1,177	564	367	8,521	24
Total*	740	$13,699	$10,642	$5,332	$3,663	$2,312	$522	$36,170	100%

* Does not reflect allowance for credit losses.

For additional discussion on commercial mortgage loans see Note 8 to the Consolidated Financial Statements in the 2019 Annual Report.
150 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Investments

Credit Impairments

The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
		Non-			Non-
(in millions)	Structured	Structured	Total	Structured	Structured	Total
Balance, beginning of period*	$37	$161	$198	$7	$-	$7
Additions:
Securities for which allowance for credit losses were not
previously recorded	1	30	31	36	294	330
Purchases of available for sale debt securities accounted for
as purchased credit deteriorated assets	-	-	-	26	-	26
Accretion of available for sale debt securities accounted for
as purchased credit deteriorated assets	-	-	-	1	-	1
Reductions:
Securities sold during the period	(2)	(5)	(7)	(3)	(10)	(13)
Intent to sell security or more likely than not will be required to
sell the security before recovery of its amortized cost basis	-	-	-	-	-	-
Additional net increases or decreases to the allowance for
credit losses on securities that had an allowance recorded
in a previous period, for which there was no intent to sell
before recovery amortized cost basis	(10)	67	57	(41)	34	(7)
Write-offs charged against the allowance	-	(43)	(43)	-	(108)	(108)
Recoveries of amounts previously written off	-	-	-	-	-	-
Other	-	-	-	-	-	-
Balance, end of period	$26	$210	$236	$26	$210	$236

* The beginning balance incorporates the Day 1 gross up on purchased credit deteriorated (PCD) assets held as of January 1, 2020.

Prior to the CECL adoption date of January 1, 2020, we recorded other-than-temporary impairment charges of $24 million and $137 million in the three- and nine-month periods ended September 30, 2019, respectively.

For a discussion of our allowance for credit losses on available for sale securities accounting policy see Note 5 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2020 Form 10-Q 151

ITEM 2 | Investments

The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2020	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$20,134	$447	2,904	$62	$15	7	$-	$-	1	$20,196	$462	2,912
7-11 months	6,862	296	873	126	29	18	11	6	3	6,999	331	894
12 months or more	4,438	143	669	85	23	9	2	1	1	4,525	167	679
Total	$31,434	$886	4,446	$273	$67	34	$13	$7	5	$31,720	$960	4,485
Below investment
grade bonds
0-6 months	$6,984	$250	1,688	$300	$85	56	$8	$8	10	$7,292	$343	1,754
7-11 months	3,220	148	1,186	130	35	43	-	-	1	3,350	183	1,230
12 months or more	740	50	308	437	107	56	117	66	27	1,294	223	391
Total	$10,944	$448	3,182	$867	$227	155	$125	$74	38	$11,936	$749	3,375
Total bonds
0-6 months	$27,118	$697	4,592	$362	$100	63	$8	$8	11	$27,488	$805	4,666
7-11 months	10,082	444	2,059	256	64	61	11	6	4	10,349	514	2,124
12 months or more	5,178	193	977	522	130	65	119	67	28	5,819	390	1,070
Total(e)	$42,378	$1,334	7,628	$1,140	$294	189	$138	$81	43	$43,656	$1,709	7,860

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost at September 30, 2020.

(c) For bonds, represents amortized cost net of allowance.

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

The allowance for credit losses was $22 million for investment grade bonds, and $214 million for below investment grade bonds as of September 30, 2020.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the three- and nine-month periods ended September 30, 2020 was primarily attributable to increases in the fair value of fixed maturity securities. For the nine-month period ended September 30, 2020, net unrealized gains related to fixed maturity securities increased by $5.9 billion due primarily to lower rates partially offset by a widening of credit spreads.

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

152 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

Three Months Ended September 30,	2020			2019
	Excluding	Fortitude Re
	Fortitude Re	Funds
	Funds	Withheld
(in millions)	Withheld Assets	Assets	Total
Sales of fixed maturity securities	$28	$147	$175	$128
Other-than-temporary impairments	-	-	-	(24)
Change in intent(a)	-	-	-	-
Change in allowance for credit losses on fixed maturity securities	(77)	(4)	(81)	-
Change in allowance for credit losses on loans	(13)	2	(11)	(25)
Foreign exchange transactions	250	7	257	(203)
Variable annuity embedded derivatives, net of related hedges	(148)	-	(148)	311
All other derivatives and hedge accounting	(626)	(120)	(746)	466
Other	88	-	88	276
Net realized capital gains (losses) – excluding Fortitude Re funds
withheld embedded derivative	(498)	32	(466)	929
Net realized capital gains (losses) on Fortitude Re funds withheld embedded
derivative	-	(656)	(656)	-
Net realized capital gains (losses)	$(498)	$(624)	$(1,122)	$929

Nine Months Ended September 30,	2020			2019
	Excluding	Fortitude Re
	Fortitude Re	Funds
	Funds	Withheld
(in millions)	Withheld Assets	Assets(b)	Total
Sales of fixed maturity securities	$269	$269	$538	$184
Other-than-temporary impairments	-	-	-	(137)
Change in intent(a)	(3)	-	(3)	-
Change in allowance for credit losses on fixed maturity securities	(299)	(11)	(310)	-
Change in allowance for credit losses on loans	(73)	6	(67)	(35)
Foreign exchange transactions	40	10	50	(242)
Variable annuity embedded derivatives, net of related hedges	1,034	-	1,034	10
All other derivatives and hedge accounting	365	(146)	219	601
Other	97	-	97	506
Net realized capital gains – excluding Fortitude Re funds
withheld embedded derivative	1,430	128	1,558	887
Net realized capital gains (losses) on Fortitude Re funds withheld embedded
derivative	-	(1,493)	(1,493)	-
Net realized capital gains (losses)	$1,430	$(1,365)	$65	$887

(a) For the three- and nine-month periods ended September 30, 2019, the change in intent was included in Other-than-temporary impairments.

(b) Represents activity subsequent to the deconsolidation of Fortitude Re on June 2, 2020.

Net realized capital losses in the three-month period ended September 30, 2020 were due primarily to derivatives losses compared to net realized capital gains in the same period in the prior year due primarily to derivatives gains. Lower net realized capital gains in the nine-month period ended September 30, 2020 compared to the same period in the prior year were due primarily to derivative losses in the current period compared to derivative gains in the same period in the prior year.

Net realized capital gains in the three and nine-month periods ended September 30, 2019 were primarily due to derivative gains (losses).

Variable annuity embedded derivatives, net of related hedges, reflected gains in three- and nine-month periods ended September 30, 2020 compared to losses in the same periods in the prior year primarily due to changes in the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with guaranteed minimum withdrawal benefits (GMWB) embedded derivative, which are not hedged as part of our economic hedging program.

Net realized capital gains (losses) on Fortitude Re funds withheld assets primarily reflect increases in the valuation of the modified coinsurance and funds withheld assets. Increases in the valuation of these assets result in losses to AIG as the appreciation on the assets must under those reinsurance arrangements be transferred to Fortitude Re.

AIG | Third Quarter 2020 Form 10-Q 153

ITEM 2 | Investments

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

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business*:

	September 30, 2020			December 31, 2019
	Net liability for	Reinsurance	Gross liability	Net liability for	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	unpaid losses	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	and loss	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$3,992	$5,542	$9,534	$4,330	$5,494	$9,824
U.S. Excess Casualty	3,839	5,038	8,877	4,285	5,073	9,358
U.S. Other Casualty	3,896	4,694	8,590	4,064	4,695	8,759
U.S. Financial Lines	4,771	2,281	7,052	5,154	2,221	7,375
U.S. Property and Special risks	6,366	2,658	9,024	4,950	2,807	7,757
U.S. Personal Insurance	1,119	1,405	2,524	1,287	988	2,275
UK/Europe Casualty and Financial Lines	6,754	1,365	8,119	6,234	1,268	7,502
UK/Europe Property and Special risks	2,622	1,236	3,858	2,573	1,191	3,764
UK/Europe and Japan Personal Insurance	2,003	548	2,551	1,962	519	2,481
Other product lines	5,999	2,078	8,077	6,238	2,053	8,291
Unallocated loss adjustment expenses	1,445	886	2,331	1,824	882	2,706
Total General Insurance	42,806	27,731	70,537	42,901	27,191	70,092
Legacy Portfolio - Run-Off Lines:
U.S. Run-Off Long Tail Insurance Lines
(net of discount)	185	6,972	7,157	3,769	3,587	7,356
Other run-off product lines	181	66	247	164	66	230
Unallocated loss adjustment expenses	58	406	464	377	115	492
Total Legacy Portfolio - Run-Off Lines	424	7,444	7,868	4,310	3,768	8,078

Other Operations (Blackboard)	72	107	179	48	110	158

Total	$43,302	$35,282	$78,584	$47,259	$31,069	$78,328

* Includes loss reserve discount of $938 million and $1.5 billion as of September 30, 2020 and December 31, 2019 respectively. For discussion of loss reserve discount see Note 10 to the Condensed Consolidated Financial Statements.

Prior Year Development

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
General Insurance:
North America*	$(170)	$(17)	$(222)	$(138)
International	183	14	101	(3)
Total General Insurance	$13	$(3)	$(121)	$(141)
Legacy Portfolio - Run-Off Lines	-	(1)	(2)	-
Total prior year (favorable) unfavorable development	$13	$(4)	$(123)	$(141)

154 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

* Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $53 million and $58 million for the three-month periods ended September 30, 2020 and 2019, respectively, and $159 million and $174 million for the nine-month periods ended September 30, 2020 and 2019, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(46) million and $(129) million for the three-month periods ended September 30, 2020 and 2019, respectively, and $(42) million and $(253) million for the nine-month periods ended September 30, 2020 and 2019, respectively. The related changes in amortization of the deferred gain were $(17) million and $(71) million for the three-month periods ended September 30, 2020 and 2019, respectively, and $28 million and $(45) million for the nine-month periods ended September 30, 2020 and 2019, respectively.

Net Loss Development

In the three-month period ended September 30, 2020, we recognized unfavorable prior year loss reserve development of $13 million.

The key components of this development were as follows:

North America

• amortization of the deferred gain from the adverse development reinsurance agreement with NICO; and

• favorable development on U.S. Workers Compensation and Property and Special Risks;

• partially offset by adverse development in Financial Lines Cyber driven by increased frequency.

International

• unfavorable development in Financial Lines and Casualty, largely driven by UK/Europe;

• partially offset by favorable development in International Property and Special Risks businesses, largely driven by UK/Europe, and International Personal Insurance.

In the nine-month period ended September 30, 2020, we recognized favorable prior year loss reserve development of $(123) million.

The key components of this development were as follows:

North America

• amortization of the deferred gain from the adverse development reinsurance agreement with NICO; and

• favorable development on U.S. Workers Compensation and Other Casualty;

• partially offset by adverse development in U.S. Financial Lines and in US Personal Insurance..

International

• unfavorable development in Financial Lines and Casualty, largely driven by UK/Europe;

• partially offset by favorable development in International Property and Special Risks businesses, largely driven by UK/Europe, and International Personal Insurance..

In the three- and nine-month periods ended September 30, 2019, we recognized favorable prior year loss reserve development of $(4) million and $(141) million, respectively.

The development in the three-month period ended September 30, 2019 was primarily driven by:

North America

• Favorable development from amortization of the deferred gain on the adverse development reinsurance agreement with NICO for accident years 2015 and prior;

• Favorable development on U.S. Workers’ Compensation business, specifically guaranteed cost business and Defense Base Act business (covering government contractors serving at military bases overseas); and

• Adverse development in U.S. Financial Lines, notably errors & omissions business where we reacted to increasing frequency and severity in recent accident years.

International

• Adverse development on European Casualty & Financial Lines, notably Commercial Auto, Employers Liability, Directors & Officers, and Financial Institutions business; and

• Favorable development on Europe Property and Special Risks, Europe and Japan Personal Insurance and Other product lines.

AIG | Third Quarter 2020 Form 10-Q 155

ITEM 2 | Insurance Reserves

The development in the nine month-period ended September 30, 2019 was primarily driven by:

North America

• Amortization of the deferred gain from the adverse development reinsurance agreement with NICO for accident years 2015 and prior;

• Favorable development from U.S. Workers’ Compensation and Property and Special Risks business; and

• Adverse development from U.S. Financial Lines errors and omissions business and U.S. Other Casualty lines, specifically Commercial Auto and General Liability.

International

• Adverse development on Europe Casualty and Financial Lines; and

• Favorable development on Europe Property and Special Risks, Europe and Japan Personal Insurance, and Other product lines.

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended September 30, 2020
(in millions)	Total	2019	2018 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(186)	$(12)	$(174)
U.S. Excess casualty	17	-	17
U.S. Other casualty	(10)	-	(10)
U.S. Financial Lines	69	43	26
U.S. Property and special risks	(82)	(17)	(65)
U.S. Personal insurance	10	27	(17)
Other product lines	12	10	2
Total General Insurance North America	$(170)	$51	$(221)
General Insurance International:
UK/Europe casualty and financial lines	$244	$30	$214
UK/Europe property and special risks	(114)	(64)	(50)
UK/Europe and Japan Personal insurance	(44)	(23)	(21)
Other product lines	97	13	84
Total General Insurance International	$183	$(44)	$227

Legacy Portfolio - Run-off Lines	-	-	-

Total prior year (favorable) unfavorable development	$13	$7	$6

Three Months Ended September 30, 2019
(in millions)	Total	2018	2017 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(98)	$1	$(99)
U.S. Excess casualty	(15)	(42)	27
U.S. Other casualty	(17)	(3)	(14)
U.S. Financial Lines	103	19	84
U.S. Property and special risks	(24)	26	(50)
U.S. Personal insurance	25	7	18
Other product lines	9	12	(3)
Total General Insurance North America	$(17)	$20	$(37)
General Insurance International:
UK/Europe casualty and financial lines	$94	$85	$9
UK/Europe property and special risks	(43)	(4)	(39)
UK/Europe and Japan Personal insurance	(18)	(9)	(9)
Other product lines	(19)	(3)	(16)
Total General Insurance International	$14	$69	$(55)

Legacy Portfolio - Run-off Lines	(1)	-	(1)

Total prior year (favorable) unfavorable development	$(4)	$89	$(93)

156 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

Nine Months Ended September 30, 2020
(in millions)	Total	2019	2018 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(242)	$10	$(252)
U.S. Excess casualty	(9)	-	(9)
U.S. Other casualty	(57)	(20)	(37)
U.S. Financial Lines	54	43	11
U.S. Property and special risks	(25)	(3)	(22)
U.S. Personal insurance	56	75	(19)
Other product lines	1	(14)	15
Total General Insurance North America	$(222)	$91	$(313)
General Insurance International:
UK/Europe casualty and financial lines	$244	$30	$214
UK/Europe property and special risks	(145)	(85)	(60)
UK/Europe and Japan Personal insurance	(45)	(21)	(24)
Other product lines	47	11	36
Total General Insurance International	$101	$(65)	$166

Legacy Portfolio - Run-Off Lines	(2)	(2)	-

Total prior year (favorable) unfavorable development	$(123)	$24	$(147)

Nine Months Ended September 30, 2019
(in millions)	Total	2018	2017 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(274)	$1	$(275)
U.S. Excess casualty	40	(1)	41
U.S. Other casualty	53	15	38
U.S. Financial Lines	83	19	64
U.S. Property and special risks	(100)	21	(121)
U.S. Personal insurance	43	1	42
Other product lines	17	11	6
Total General Insurance North America	$(138)	$67	$(205)
General Insurance International:
UK/Europe casualty and financial lines	$148	$88	$60
UK/Europe property and special risks	(71)	13	(84)
UK/Europe and Japan Personal insurance	(69)	(54)	(15)
Other product lines	(11)	(19)	8
Total General Insurance International	$(3)	$28	$(31)

Legacy Portfolio - Run-off Lines	-	49	(49)

Total prior year (favorable) unfavorable development	$(141)	$144	$(285)

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

For a description of AIG’s catastrophe reinsurance protection for 2020, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Natural Catastrophe Risk in our 2019 Annual Report.

AIG | Third Quarter 2020 Form 10-Q 157

ITEM 2 | Insurance Reserves

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of September 30, 2020 and as of December 31, 2019, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	September 30,	December 31,
(in millions)	2020	2019
Gross Covered Losses
Covered reserves before discount	$17,352	$19,064
Inception to date losses paid	24,612	22,954
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,964	$17,018

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,572	$13,614
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	3,384	3,426
Discount on ceded losses(a)	(1,173)	(1,251)
Pre-tax deferred gain before amortization	2,211	2,175
Inception to date amortization of deferred gain at inception	(852)	(693)
Inception to date amortization attributed to changes in deferred gain(b)	(103)	(101)
Deferred gain liability reflected in AIG's balance sheet	$1,256	$1,381

(a) For the period from inception to September 30, 2020, the accretion of discount and a reduction in effective interest rates was offset by changes in estimates of the amount and timing of future recoveries under the adverse development reinsurance agreement.

(b) Excluded from our definition of APTI.

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Balance at beginning of year, net of discount	$1,311	$1,562	$1,381	$1,382
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	(46)	(129)	(42)	(253)
Amortization attributed to deferred gain at inception(b)	(53)	(58)	(159)	(174)
Amortization attributed to changes in deferred gain(c)	24	77	(2)	65
Changes in discount on ceded loss reserves	20	41	78	473
Balance at end of period, net of discount	$1,256	$1,493	$1,256	$1,493

(a)Prior year reserve development ceded to NICO under the retroactive reinsurance agreement is deferred under GAAP.

(b)Represents amortization of the deferred gain recognized in APTI.

(c)Excluded from APTI and included in GAAP.

The lines of business subject to this agreement have been the source of the majority of the prior year adverse development charges over the past several years. The agreement has resulted in lower capital charges for reserve risks at our U.S. insurance subsidiaries. In addition, net investment income declined as a result of lower invested assets.

Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our Legacy Portfolio. Those reinsurance transactions were designed to consolidate most of our Legacy Insurance Run-Off Lines into a single legal entity. As of September 30, 2020, approximately $30.6 billion of reserves from our Legacy Life and Retirement Run-Off Lines and approximately $4.1 billion of reserves from our Legacy General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

Of the Fortitude Re reinsurance agreements, the largest is the Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement by and between our subsidiary American General Life Insurance Company (AGL) and Fortitude Re. Under this treaty, AGL ceded approximately $23.4 billion of reserves as of September 30, 2020 to Fortitude Re representing a mix of life and annuity risks. Fortitude Re provides 100 percent reinsurance of the ceded risks. AGL continues to administer the policies, including handling claims, although it is anticipated that much of the administration will move to a Fortitude Re administrative subsidiary over time, subject to regulatory approvals being obtained and the satisfaction of other conditions. Until such time, Fortitude Re has certain rights to consult on and participate in such administration, and AGL retains the risk of collection of any third party reinsurance covering the ceded business. At effectiveness of the treaty, an amount equal to the aggregate ceded reserves was deposited by AGL

158 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

into a modified coinsurance account of AGL to secure the obligations of Fortitude Re. Fortitude Re receives or makes quarterly payments that represent the net gain or loss under the treaty for the relevant quarter, including any net investment gain or loss on the assets in the modified coinsurance account. An AIG affiliate will serve as portfolio manager of assets in the modified coinsurance account for a minimum of three years after the June 2, 2020 closing of the Majority Interest Fortitude Sale.

For a summary of significant reinsurers see Part II. Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Reinsurance Activities – Reinsurance Recoverable in our 2019 Annual Report.

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

Investment-Oriented Products

The life insurance companies review and update estimated gross profit projections used to amortize DAC and related items (which may include VOBA, SIA and unearned revenue reserves) as well as assessments used to accrue guaranteed benefit reserves for investment-oriented products at least annually. Estimated gross profit projections include assumptions for investment-related returns and spreads, product-related fees and expenses, mortality gains and losses, policyholder behavior and other factors. In estimating future gross profits, lapse assumptions require judgment and can have a material impact on DAC amortization. If the assumptions used for estimated gross profits change significantly, DAC and related reserves are recalculated using the new projections, and any resulting adjustment is included in income. Updating such projections may result in acceleration of amortization in some products and deceleration of amortization in other products.

The life insurance companies also review assumptions related to their respective GMWB living benefits that are accounted for as embedded derivatives and measured at fair value. The fair value of these embedded derivatives is based on actuarial assumptions, including policyholder behavior, as well as capital market assumptions.

Various assumptions were updated, including the following effective September 30, 2020:

• We decreased our reversion to the mean rates of return (gross of fees) to 3.12 percent from 3.62 percent for the variable annuity product line in Individual Retirement and to 2.87 percent from 3.29 percent for the variable annuity product line in Group Retirement primarily due to recent equity market movements. Our separate account long-term asset growth rate assumption related to equity market performance remained unchanged at 7.0 percent; and

• Ultimate projected yields on the vast majority of our invested assets were lower on life and annuity deposits. Life deposit projected yields ranged from an increase of 9 basis points to a decrease of 14 basis points while annuity insurance deposits saw decreases of up to 24 basis points. Projected yields are graded from a weighted average net GAAP book yield of existing assets supporting the business based on the value of the assets to a weighted average yield based on the duration of the assets excluding assets that mature during the grading period. The grading period is three years for deferred annuity products and five years for life insurance products due to deferred annuities having a shorter duration than life products.

Traditional long-duration products

For long-duration traditional products discussed below, which include whole life insurance, term life insurance, accident and health insurance, long-term care insurance, and life-contingent single premium immediate annuities and structured settlements, a “lock-in” principle applies. The assumptions used to calculate the benefit liabilities and DAC are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. A loss recognition event occurs when current liabilities together with expected future premiums are not sufficient to provide for all future benefits, expenses, and DAC amortization, net of reinsurance. A loss recognition event is driven by observed changes in actual experience or estimates differing significantly from “locked-in” assumptions. Underlying assumptions, including interest rates, are reviewed periodically and updated as appropriate for loss recognition testing purposes. As a result of the Majority Interest Fortitude Sale, all business that is in loss recognition is fully reinsured by an unaffiliated entity.

The net increases (decreases) to adjusted pre-tax income and pre-tax income as a result of the update of actuarial assumptions for the three- and nine-month periods ended September 30, 2020 and 2019 are shown in the following tables.

AIG | Third Quarter 2020 Form 10-Q 159

ITEM 2 | Insurance Reserves

The following table presents the increase (decrease) in adjusted pre-tax income resulting from the update of actuarial assumptions for the life insurance companies, by segment and product line:

Nine Months Ended September 30,
(in millions)	2020	2019
Life and Retirement:
Individual Retirement
Fixed Annuities	$(77)	$82
Variable and Indexed Annuities	2	(145)
Total Individual Retirement	(75)	(63)
Group Retirement	68	(17)
Life Insurance	(114)	(63)
Institutional Markets	1	-
Total Life and Retirement	(120)	(143)
Legacy Life and Retirement Run-off	13	(30)
Total decrease in adjusted pre-tax income from update of assumptions	$(107)	$(173)

The following table presents the decrease in pre-tax income resulting from the update of actuarial assumptions in the life insurance companies, by line item as reported in Results of Operations:

Nine Months Ended September 30,
(in millions)	2020	2019
Policy fees	$(106)	$(32)
Interest credited to policyholder account balances	(6)	19
Amortization of deferred policy acquisition costs	225	203
Non deferrable insurance commissions	15	-
Policyholder benefits and losses incurred	(235)	(363)
Decrease in adjusted pre-tax income	(107)	(173)
Change in DAC related to net realized capital losses	(44)	(17)
Net realized capital gains	142	180
Decrease in pre-tax income	$(9)	$(10)

For the period ended September 30, 2020, adjusted pre-tax income included a net unfavorable adjustment of $107 million, primarily in Fixed Annuities driven by changes to earned rates causing spread compression partially offset by favorable updates to full surrender assumptions, and in Life Insurance primarily due to mortality modeling enhancements.

For the period ended September 30, 2019, adjusted pre-tax income included a net unfavorable adjustment of $173 million, primarily in Index Annuities driven by an update to lapses, and in Life Insurance primarily due to methodology enhancements related to projected premium, certain riders and death benefit features, and reinsurance reserving. The unfavorable adjustments were partially offset by favorable updates to lapse assumptions in Individual Retirement Fixed Annuities.

The adjustments related to the update of actuarial assumptions in each period are discussed by business segment below.

Update of Actuarial Assumptions by Business Segment

Individual Retirement

The update of actuarial assumptions resulted in a net unfavorable adjustment to adjusted pre-tax income of Individual Retirement of $75 million for the period ended September 30, 2020 compared to net unfavorable adjustment to adjusted pre-tax income of Individual Retirement of $63 million for the period ended September 30, 2019.

For the period ended September 30, 2020 for Fixed Annuities, the update of estimated gross profit assumptions resulted in a net unfavorable adjustment of $77 million which reflected lower projected investment earnings, partially offset by lower assumed lapses.

For the period ended September 30, 2019 for Fixed Annuities, the update of estimated gross profit assumptions resulted in a net favorable adjustment of $82 million, which reflected lower lapse assumptions, partially offset by lower projected investment earnings.

For the period ended September 30, 2020 for Variable and Index Annuities, the update of estimated gross profit assumptions resulted in a net favorable adjustment of $2 million, driven by updated withdrawal benefit utilization assumptions. These adjustments were partially offset by lower projected investment earnings.

160 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

For the period ended September 30, 2019 for Variable and Index Annuities, the update of estimated gross profit assumptions resulted in a net unfavorable adjustment of $145 million, primarily due to lapse updates in Index Annuities and updated general account earned rates on Variable Annuities. The unfavorable adjustments were partially offset by updated lapse assumptions in Variable Annuities.

Group Retirement

For the period ended September 30, 2020 for Group Retirement, the update of estimated gross profit assumptions resulted in a favorable adjustment of $68 million, primarily in the Variable Annuities line from extending the DAC amortization projection period and partially offset by updates to expense and lapse assumptions. Extending the DAC amortization projection period, where analysis indicated material business remained after the prior period, causes more modelled profits in the future which reduces the proportion of the total profit received to date and the amount of the DAC that has been amortized to date.

For the period ended September 30, 2019 for Group Retirement, the update of estimated gross profit assumptions resulted in an unfavorable adjustment of $17 million, primarily due to lapse updates in Index Annuities and Variable Annuities.

Life Insurance

For the period ended September 30, 2020 for Life Insurance, the update of actuarial assumptions resulted in a net unfavorable adjustment of $114 million, primarily driven by updates to Universal Life mortality assumptions. The mortality updates better align the assumptions with experience and reduce future profits which increases the reserves for affected products. The unfavorable adjustments were partially offset by refinements to reserve modeling.

For the period ended September 30, 2019 for Life Insurance, the update of actuarial assumptions resulted in a net unfavorable adjustment of $63 million, primarily due to methodology enhancements related to projected premium, certain riders and death benefit features, and reinsurance reserving. The unfavorable adjustments were partially offset by favorable adjustments driven by updates to mortality assumptions.

Legacy Portfolio

For the period ended September 30, 2020 for Legacy Portfolio, the update of actuarial assumptions resulted in a net favorable adjustment of $13 million, reflecting a model conversion for traditional insurance.

For the period ended September 30, 2019 for Legacy Portfolio, the update of actuarial assumptions resulted in a net unfavorable adjustment of $30 million, reflecting updates to loss recognition reserves and minor methodology enhancements for universal life insurance.

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

For additional discussion of market risk management related to these product features see Part II, Item 7. MD&A - Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs in our 2019 Annual Report.

AIG | Third Quarter 2020 Form 10-Q 161

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

• Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

• Risk exposures that we have elected not to explicitly or fully hedge.

The following table presents a reconciliation between the fair value of the GAAP embedded derivatives and the value of our economic hedge target:

	September 30,	December 31,
(in millions)	2020	2019
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$3,832	$2,474
Exclude non-performance risk adjustment	(4,457)	(2,504)
Embedded derivative liability, excluding NPA	8,289	4,978
Adjustments for risk margins and differences in valuation	(3,892)	(2,394)
Economic hedge target liability	$4,397	$2,584

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

162 AIG | Third Quarter 2020 Form 10-Q

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

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Change in fair value of embedded derivatives, excluding update of actuarial
assumptions and NPA	$1,207	$(1,481)	$(3,096)	$(1,941)
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities*	13	15	31	187
Interest rate derivative contracts	(356)	826	1,873	1,661
Equity derivative contracts	(384)	(15)	109	(787)
Change in fair value of variable annuity hedging portfolio	(727)	826	2,013	1,061
Change in fair value of embedded derivatives excluding update of actuarial assumptions and
NPA, net of hedging portfolio	480	(655)	(1,083)	(880)
Change in fair value of embedded derivatives due to NPA spread	(519)	306	1,033	180
Change in fair value of embedded derivatives due to change in NPA volume	(290)	457	921	679
Change in fair value of embedded derivatives due to update of actuarial assumptions	194	219	194	219
Total change due to update of actuarial assumptions and NPA	(615)	982	2,148	1,078
Net impact on pre-tax income (loss)	$(135)	$327	$1,065	$198

By Consolidated Income Statement line
Net investment income, net of related interest credited to policyholder account balances	$13	$15	$31	$187
Net realized capital gains (losses)	(148)	312	1,034	11
Net impact on pre-tax income (loss)	$(135)	$327	$1,065	$198

Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)	$(270)	$381	$897	$619

* Beginning in July 2019, the fixed maturity securities portfolio used in the hedging program was rebalanced to reposition the portfolio from a duration, sector, and issuer perspective. As part of this rebalancing, fixed maturity securities where we elected the fair value option were sold. Later in the quarter, as new fixed maturity securities were purchased, they were classified as available for sale. The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income was $10 million and $139 million for the three- and nine-month periods ended September 30, 2020, respectively.

The net negative impact on pre-tax income (loss) of $135 million from the GMWB embedded derivatives and related hedges in the three-month period ended September 30, 2020 (excluding related DAC amortization) was driven by tightening of credit spreads on the economic hedge target and NPA spread, and NPA volume losses from lower expected GMWB payments, partially offset by gains from the review and update of actuarial assumptions, net of the hedging portfolio. The net positive impact on pre-tax income (loss) of $1.1 billion from the GMWB embedded derivatives and related hedges in the nine-month period ended September 30, 2020 (excluding related DAC amortization) was driven by the widening of credits spreads on the economic hedge target and the NPA, and impact of lower interest rates that resulted in NPA volume gains from higher expected GMWB payments, partially offset by the impact of lower interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio. The net impact on pre-tax income in the three- and nine-month periods ended September 30, 2019 was driven by the impact of the widening of credits spreads on the NPA spread, impact of lower interest rates that resulted in NPA volume gains from higher expected GMWB payments, and gains from the review and update of actuarial assumptions, offset by the impact of lower interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio.

AIG | Third Quarter 2020 Form 10-Q 163

ITEM 2 | Insurance Reserves

The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in the three-month period ended September 30, 2020 reflected gains from higher equity markets and interest rates, offset by the tightening of credit spreads. The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in the nine-month period ended September 30, 2020 reflected losses from decreases in interest rates, offset by widening of credit spreads. The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in the three- and nine-month periods ended September 30, 2019 reflected losses from decreases in interest rates, offset by gains from higher equity markets and widening credit spreads.

Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities on a GAAP basis, due to the NPA and other risk margins used for GAAP valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio. On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the increase in the economic hedge target, as discussed below. In the three-month period ended September 30, 2020, we estimated a net mark to market loss of approximately $270 million from our hedging activities related to our economic hedge target primarily driven by tightening credit spreads, partially offset by gains from the review and update of actuarial assumptions. In the nine-month period ended September 30, 2020, we estimated a net mark to market gain of approximately $897 million, from our hedging activities related to our economic hedge target primarily driven by widening credit spreads and gains from the review and update of actuarial assumptions. In the three- and nine-month periods ended September 30, 2019, we estimated a net mark to market gain of approximately $381 million and $619 million, respectively, from our hedging activities related to our economic hedge target primarily driven by gains from the review and update of actuarial assumptions and modeling refinements.

Change in Economic Hedge Target

The decrease in the economic hedge target liability in the three-month period ended September 30, 2020 was primarily due to higher interest rates, equity markets, and benefits from the review and update of assumptions, offset by tightening credit spreads. The increase in the economic hedge target liability in the nine-month period ended September 30, 2020 was primarily due to lower interest rates, offset by widening credit spreads and benefits from the review and update of assumptions.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

• Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in losses driven by higher interest rates in the three-month period ended September 30, 2020, and resulted in gains driven by lower interest rates in the three-month period ended September 30, 2019, and the nine-month periods ended September 30, 2020 and 2019.

• Changes in the fair value of equity derivative contracts, which included futures and options, which resulted in losses in the three-month period ended September 30, 2020 and gains in the nine-month period ended September 30, 2020 compared to losses in the same periods in the prior year, which varied based on the relative change in equity market returns in the respective periods.

• Changes in the fair value of fixed maturity securities, primarily corporate bonds, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. Beginning in July 2019, the change in the fair value of available-for-sale hedging bonds is reported as a component of comprehensive income in the Condensed Consolidated Statements of Comprehensive Income (Loss). Prior to July 2019, the change in the fair value of the hedging bonds, which was excluded from the adjusted pre-tax income of the Individual Retirement and Group Retirement segments, was reported in net investment income on the Consolidated Statements of Income (Loss). The change in the fair value of the corporate bond hedging program in the three -month period ended September 30, 2020 reflected gains due to tightening of credit spreads, while the nine-month period ended September 30, 2020 reflected gains due to decreases in interest rates offset by widening credit spreads. The change in the fair value of the corporate bond hedging program in the three- and nine-month periods ended September 30, 2019 reflected gains due to decreases in interest rates, partially offset by widening of credit spreads.

164 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies, excluding DAC of the Legacy Portfolio:

Nine Months Ended September 30,
(in millions)	2020	2019
Balance, beginning of year	$7,901	$9,046
Initial allowance upon CECL adoption	15	-
Acquisition costs deferred	676	905
Amortization expense:
Update of assumptions included in adjusted pre-tax income	225	203
Related to realized capital gains and losses	(197)	(40)
All other operating amortization	(610)	(645)
Increase (decrease) in DAC due to foreign exchange	(14)	(18)
Change related to unrealized depreciation (appreciation) of investments	(548)	(1,895)
Balance, end of period*	$7,448	$7,556

* DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $10 billion and $9.7 billion at September 30, 2020 and 2019, respectively.

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC and Reserves for universal life and investment-oriented products are adjusted at each balance sheet date to reflect the change in DAC, unearned revenue, and benefit reserves with an offset to Other comprehensive income (OCI) as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow Investment-Oriented Adjustments). Similarly, for long-duration traditional products, significant unrealized appreciation of investments in a sustained low interest rate environment may cause additional future policy benefit liabilities (Shadow Loss Adjustments) with an offset to OCI to be recorded.

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

Market conditions in the nine-month period ended September 30, 2020 drove a $5.6 billion increase in the unrealized appreciation of fixed maturity securities held to support businesses in the Life and Retirement companies at September 30, 2020 compared to December 31, 2019. At September 30, 2020, the shadow Investment-Oriented Adjustments reflected decreases in amortized balances including DAC and Unearned Revenue Reserves, while accrued liabilities such as policyholder benefit liabilities increased compared to December 31, 2019. Accrued shadow loss recognition reserves decreased from December 31, 2019, primarily due to the discontinuation of recognizing shadow loss recognition reserves related to Fortitude Re funds withheld assets. Although these assets remain on AIG’s balance sheet, subsequent to the June 2, 2020 deconsolidation of Fortitude Re, AIG is no longer exposed to the returns on these assets and corresponding shadow adjustments because the assets economically belong to Fortitude Re as a result of the funds withheld arrangements with Fortitude Holdings.

For further discussion on the sale of Fortitude Holdings see Consolidated Results of Operation.

AIG | Third Quarter 2020 Form 10-Q 165

ITEM 2 | Insurance Reserves

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policy funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Individual Retirement
Balance at beginning of period, gross	$142,216	$141,521	$144,928	$132,729
Premiums and deposits	2,702	3,692	7,612	11,743
Surrenders and withdrawals	(2,692)	(3,216)	(9,133)	(9,791)
Death and other contract benefits	(780)	(806)	(2,347)	(2,455)
Subtotal	(770)	(330)	(3,868)	(503)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	2,352	835	1,935	8,825
Cost of funds*	422	425	1,254	1,242
Other reserve changes	(106)	314	(135)	472
Balance at end of period	144,114	142,765	144,114	142,765
Reinsurance ceded	(316)	(312)	(316)	(312)
Total Individual Retirement insurance reserves and mutual fund assets	$143,798	$142,453	$143,798	$142,453
Group Retirement
Balance at beginning of period, gross	$99,523	$98,923	$102,049	$91,685
Premiums and deposits	1,772	1,924	5,297	6,034
Surrenders and withdrawals	(2,544)	(2,535)	(6,538)	(7,377)
Death and other contract benefits	(185)	(177)	(546)	(494)
Subtotal	(957)	(788)	(1,787)	(1,837)
Change in fair value of underlying assets and reserve accretion, net of
policy fees	3,758	213	1,605	7,939
Cost of funds*	285	286	840	844
Other reserve changes	(49)	(10)	(147)	(7)
Balance at end of period	102,560	98,624	102,560	98,624
Total Group Retirement insurance reserves and mutual fund assets	$102,560	$98,624	$102,560	$98,624
Life Insurance
Balance at beginning of period, gross	$21,836	$20,699	$22,096	$19,719
Premiums and deposits	942	922	2,845	2,772
Surrenders and withdrawals	(82)	(157)	(309)	(449)
Death and other contract benefits	(102)	(121)	(386)	(385)
Subtotal	758	644	2,150	1,938
Change in fair value of underlying assets and reserve accretion, net of
policy fees	(290)	(305)	(948)	(856)
Cost of funds*	93	92	277	277
Other reserve changes	(73)	894	(1,251)	946
Balance at end of period	22,324	22,024	22,324	22,024
Reinsurance ceded	(1,169)	(1,122)	(1,169)	(1,122)
Total Life Insurance reserves	$21,155	$20,902	$21,155	$20,902
166 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Insurance Reserves

Institutional Markets
Balance at beginning of period, gross	$23,484	$21,022	$21,588	$19,839
Premiums and deposits	1,446	833	3,492	2,213
Surrenders and withdrawals	(802)	(187)	(1,013)	(583)
Death and other contract benefits	(162)	(154)	(691)	(478)
Subtotal	482	492	1,788	1,152
Change in fair value of underlying assets and reserve accretion, net of
policy fees	140	118	464	445
Cost of funds*	68	95	228	271
Other reserve changes	(44)	30	62	50
Balance at end of period	24,130	21,757	24,130	21,757
Reinsurance ceded	(45)	(43)	(45)	(43)
Total Institutional Markets reserves	$24,085	$21,714	$24,085	$21,714
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$287,059	$282,165	$290,661	$263,972
Premiums and deposits	6,862	7,371	19,246	22,762
Surrenders and withdrawals	(6,120)	(6,095)	(16,993)	(18,200)
Death and other contract benefits	(1,229)	(1,258)	(3,970)	(3,812)
Subtotal	(487)	18	(1,717)	750
Change in fair value of underlying assets and reserve accretion, net of
policy fees	5,960	861	3,056	16,353
Cost of funds*	868	898	2,599	2,634
Other reserve changes	(272)	1,228	(1,471)	1,461
Balance at end of period	293,128	285,170	293,128	285,170
Reinsurance ceded	(1,530)	(1,477)	(1,530)	(1,477)
Total insurance reserves and mutual fund assets	$291,598	$283,693	$291,598	$283,693

* Excludes amortization of deferred sales inducements.

Insurance reserves of Life and Retirement, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	September 30,	December 31,
(in millions)	2020	2019
Future policy benefits	$19,696	$17,963
Policyholder contract deposits	153,744	147,545
Other policy funds	273	271
Separate account liabilities	89,932	91,222
Total insurance reserves*	263,645	257,001
Mutual fund assets	29,483	33,660
Total insurance reserves and mutual fund assets	$293,128	$290,661

* Excludes reserves related to the Legacy Portfolio.

AIG | Third Quarter 2020 Form 10-Q 167

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

Depending on market conditions, regulatory and rating agency considerations and other factors, we may take various liability and capital management actions. Liability management actions may include, but are not limited to, repurchasing or redeeming outstanding debt, issuing new debt or engaging in debt exchange offers. Capital management actions may include, but are not limited to, issuing preferred stock, paying dividends to our shareholders on the AIG Common Stock, par value $2.50 per share (AIG Common Stock), paying dividends to the holders of our Series A 5.85% Non-Cumulative Perpetual Preferred Stock (Series A Preferred Stock), and repurchases of AIG Common Stock and/or warrant repurchases.

168 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

Sources

AIG Parent Funding from Subsidiaries

During the nine-month period ended September 30, 2020, AIG Parent received $1.2 billion in dividends and loan repayments from subsidiaries. Of this amount, $918 million consisted of dividends in the form of cash and fixed maturity securities from our General Insurance companies and $291 million consisted of dividends and loan repayments in the form of cash from our Life and Retirement companies.

AIG Parent also received a net amount of $1.2 billion in tax sharing payments in the form of cash from our insurance businesses in the nine-month period ended September 30, 2020, including $546 million of such payments in the third quarter of 2020. The tax sharing payments may be subject to further adjustment in future periods.

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

Uses

Debt Reduction

In March 2020, we redeemed $350 million aggregate principal amount of our 4.35% Callable Notes Due 2045.

We also made other repurchases of and repayments on debt instruments of approximately $3.0 billion during the nine-month period ended September 30, 2020, including the repayment of $638 million aggregate principal amount of our 3.375% Notes Due 2020 made on August 15, 2020. We made interest payments on our debt instruments totaling $721 million during the nine-month period ended September 30, 2020.

Revolving Credit Facility

On June 9, 2020, AIG Parent repaid in full with interest the $1.3 billion borrowed under its $4.5 billion committed, revolving syndicated credit facility.

Dividend

We paid a cash dividend of $365.625 per share on AIG’s Series A Preferred Stock during each of the first, second and third quarters of 2020 totaling $22 million.

We paid a cash dividend of $0.32 per share on AIG Common Stock during each of the first, second and third quarters of 2020 totaling $827 million.

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

AIG | Third Quarter 2020 Form 10-Q 169

ITEM 2 | Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

September 30,
(in millions)	2020	2019
Sources:
Net cash provided by operating activities	$2,232	$-
Changes in policyholder contract balances	1,830	4,823
Issuance of long-term debt and debt of consolidated investment entities	5,625	2,564
Issuance of preferred stock, net of issuance costs	-	485
Net cash provided by other financing activities	425	1,354
Total sources	10,112	9,226
Uses:
Net cash used in operating activities	-	(789)
Net cash used in other investing activities	(5,221)	(4,793)
Change in policyholder contract balances	-	-
Repayments of long-term debt and debt of consolidated investment entities	(3,249)	(2,421)
Purchase of common stock	(500)	-
Dividends paid on preferred stock	(22)	(15)
Dividends paid on common stock	(827)	(835)
Net cash used in other financing activities	-	-
Total uses	(9,819)	(8,853)
Effect of exchange rate changes on cash and restricted cash	27	39
Increase in cash and restricted cash	$320	$412

The following table presents a summary of AIG’s Condensed Consolidated Statement of Cash Flows:

September 30,
(in millions)	2020	2019
Summary:
Net cash provided by (used in) operating activities	$2,232	$(789)
Net cash used in investing activities	(5,221)	(4,793)
Net cash provided by financing activities	3,282	5,955
Effect of exchange rate changes on cash and restricted cash	27	39
Net Increase in cash and restricted cash	320	412
Cash and restricted cash at beginning of year	3,287	3,358
Cash and restricted cash at end of period	$3,607	$3,770

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $829 million in the nine-month period ended September 30, 2020 compared to $1.0 billion in the same period in the prior year. Excluding interest payments, AIG had operating cash inflows of $3.1 billion in the nine-month period ended September 30, 2020 compared to operating cash inflows of $224 million in the same period in the prior year.

Investing Cash Flow Activities

Net cash used in investing activities in the nine-month period ended September 30, 2020 was $5.2 billion compared to net cash used in investing activities of $4.8 billion in the same period in the prior year. Net cash provided by investing activities in 2020 included $2.2 billion of net cash proceeds from the sale of Fortitude Holdings.

170 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Financing Cash Flow Activities

Net cash provided by financing activities in the nine-month period ended September 30, 2020 reflected:

• approximately $827 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first, second and third quarters of 2020;

• approximately $22 million in the aggregate to pay a dividend of $365.625 per share on AIG’s Series A Preferred Stock in each of the first, second and third quarters of 2020;

• $500 million to repurchase approximately 12 million shares of AIG Common Stock; and

• approximately $2.4 billion in net inflows from the issuance and repayment of long-term debt and debt of consolidated investment entities.

Net cash provided by financing activities in the nine-month period ended September 30, 2019 reflected:

• approximately $835 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first, second, and third quarters of 2019;

• approximately $15 million in the aggregate to pay a dividend of $369.6875 per share and $365.625 per share on AIG’s Series A Preferred Stock in the second and third quarters of 2019, respectively;

• approximately $143 million in net inflows from the issuance and repayment of long-term debt; and

• approximately $485 million inflow from the issuance of preferred stock.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of September 30, 2020, AIG Parent had approximately $15.2 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities and also include a committed, revolving syndicated credit facility. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

AIG | Third Quarter 2020 Form 10-Q 171

ITEM 2 | Liquidity and Capital Resources

The following table presents AIG Parent's liquidity sources:

	As of	As of
(in millions)	September 30, 2020	December 31, 2019
Cash and short-term investments(a)	$6,785	$2,804
Unencumbered fixed maturity securities(b)	3,946	4,777
Total AIG Parent liquidity	10,731	7,581
Available capacity under committed, syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$15,231	$12,081

(a) Cash and short-term investments include reverse repurchase agreements totaling $5.0 billion and $2.1 billion as of September 30, 2020 and December 31, 2019, respectively.

(b) Unencumbered securities consist of publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities.

(c) For additional information relating to this committed, syndicated credit facility see – Credit Facilities below.

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

For a discussion regarding risks associated with COVID-19, see Part II Item 1A. – Risk Factors – COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto.

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

Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had no outstanding borrowings from FHLBs at both September 30, 2020 and December 31, 2019. Our U.S. Life and Retirement companies had $3.6 billion and $3.5 billion which were due to FHLBs in their respective districts at September 30, 2020 and December 31, 2019, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income. These investment contracts do not have mortality or morbidity risk and are similar to GICs. In addition, our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from FHLBs at both September 30, 2020 and December 31, 2019.

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

172 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $3.3 billion and $2.8 billion of securities subject to these agreements at September 30, 2020 and December 31, 2019, respectively, and $3.5 billion and $2.9 billion of liabilities to borrowers for collateral received at September 30, 2020 and December 31, 2019, respectively.

AIG generally manages capital between AIG Parent and our insurance companies through internal, Board-approved policies and limits, as well as management standards. In addition, AIG Parent has unconditional capital maintenance agreements (CMAs) in place with certain subsidiaries. Nevertheless, regulatory and other legal restrictions could limit our ability to transfer capital freely, either to or from our subsidiaries. In June 2020, upon closing of the Majority Interest Fortitude Sale, the CMA between AIG Parent and Fortitude Re was terminated.

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown by our insurance companies. Letters of credit issued in support of the General Insurance companies totaled approximately $4.1 billion at September 30, 2020. Letters of credit issued in support of the Life and Retirement companies totaled approximately $756 million at September 30, 2020. In June 2020, upon closing of the Majority Interest Fortitude Sale, the $550 million of letters of credit issued in support of Fortitude Re and subject to reimbursement by AIG in the event of a drawdown were terminated.

In the nine-month period ended September 30, 2020, our General Insurance companies collectively paid a total of approximately $918 million in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. treasuries and securities issued by other U.S. agencies. In June 2020, upon closing of the Majority Interest Fortitude Sale, AIG contributed $700 million of the proceeds of the Majority Interest Fortitude Sale to certain of its General Insurance subsidiaries.

In the nine-month period ended September 30, 2020, our Life and Retirement companies collectively paid a total of approximately $291 million in dividends and loan repayments in the form of cash to AIG Parent. In June 2020, upon closing of the Majority Interest Fortitude Sale, AIG contributed $135 million of the proceeds of the Majority Interest Fortitude Sale to certain of its Life and Retirement subsidiaries.

Tax Matters

In October 2020, the Southern District of New York dismissed the case related to the disallowance of foreign tax credits associated with cross border financing transactions based upon the settlement reached between AIG and the government. The settlement agreements in principle were also concluded in our ongoing dispute related to the disallowance of foreign tax credits associated with cross border financing transactions and we will be required to make a payment to the U.S. Treasury. The amount we currently expect to pay based on settlement terms is approximately $1.2 billion, including obligations of AIG Parent and subsidiaries. This amount is net of payments previously made with respect to cross border financing transactions involving matters dating back to 1997 and other matters largely related to the same tax years, including a prepayment of approximately $548 million that AIG made to the U.S. Treasury in June 2020. The amount also includes interest that will become due on finalization of the settlements but does not reflect benefits from the potential application of interest netting which AIG has requested. There remains uncertainty with regard to the amount and timing of any additional payments, which could be made as early as the fourth quarter of 2020. AIG has waived assessment on certain amounts and the IRS will seek payment through a Notice and Demand for Payment once all relevant computations, including those related to interest netting, are completed.

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

On March 20, 2020, we borrowed $1.3 billion under the Facility to further increase AIG Parent liquidity. On June 9, 2020, we repaid the $1.3 billion borrowed under the Facility in full with interest. As of September 30, 2020, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

AIG | Third Quarter 2020 Form 10-Q 173

ITEM 2 | Liquidity and Capital Resources

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

September 30, 2020		Payments due by Period
	Total	Remainder of	2021 -	2023 -
(in millions)	Payments	2020	2022	2024	2025	Thereafter
Insurance operations
Loss reserves(a)	$80,695	$5,371	$22,075	$11,607	$3,768	$37,874
Insurance and investment contract liabilities	285,744	6,860	32,221	30,975	14,668	201,020
Borrowings	1,348	-	233	-	123	992
Interest payments on borrowings	754	1	99	99	50	505
Other long-term obligations	-	-	-	-	-	-
Total	$368,541	$12,232	$54,628	$42,681	$18,609	$240,391
Other
Borrowings	$27,379	$712	$3,216	$2,905	$3,342	$17,204
Interest payments on borrowings	15,118	325	2,070	1,845	841	10,037
Other long-term obligations	220	24	150	35	-	11
Total	$42,717	$1,061	$5,436	$4,785	$4,183	$27,252
Consolidated
Loss reserves(a)	$80,695	$5,371	$22,075	$11,607	$3,768	$37,874
Insurance and investment contract liabilities	285,744	6,860	32,221	30,975	14,668	201,020
Borrowings	28,727	712	3,449	2,905	3,465	18,196
Interest payments on borrowings	15,872	326	2,169	1,944	891	10,542
Other long-term obligations(b)	220	24	150	35	-	11
Total(c)	$411,258	$13,293	$60,064	$47,466	$22,792	$267,643

(a) Represents loss reserves, undiscounted and gross of reinsurance.

(b) Primarily includes contracts to purchase future services and other capital expenditures.

(c) Does not reflect unrecognized tax benefits of $4.8 billion. See Note 15 to the Condensed Consolidated Financial Statements for additional information.

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

174 AIG | Third Quarter 2020 Form 10-Q

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

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

September 30, 2020		Amount of Commitment Expiring
	Total Amounts	Remainder	2021 -	2023 -
(in millions)	Committed	of 2020	2022	2024	2025	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$159	$143	$9	$-	$-	$7
Guarantees of indebtedness	55	50	5	-	-	-
All other guarantees(a)	35	8	27	-	-	-
Commitments:
Investment commitments(b)	7,149	2,275	3,416	1,325	116	17
Commitments to extend credit	3,937	731	1,609	1,328	148	121
Letters of credit	3	-	3	-	-	-
Other commercial commitments	8	1	5	2	-	-
Total(c)	$11,346	$3,208	$5,074	$2,655	$264	$145
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	79	79	-	-	-	-
All other guarantees	407	407	-	-	-	-
Commitments:
Investment commitments(b)	71	1	40	4	26	-
Commitments to extend credit	-	-	-	-	-	-
Letters of credit	197	11	-	186	-	-
Other commercial commitments	-	-	-	-	-	-
Total(c)(e)	$828	$498	$40	$190	$26	$74
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$-	$74
Standby letters of credit	238	222	9	-	-	7
Guarantees of indebtedness	55	50	5	-	-	-
All other guarantees(a)	442	415	27	-	-	-
Commitments:
Investment commitments(b)	7,220	2,276	3,456	1,329	142	17
Commitments to extend credit	3,937	731	1,609	1,328	148	121
Letters of credit	200	11	3	186	-	-
Other commercial commitments	8	1	5	2	-	-
Total(c)(e)	$12,174	$3,706	$5,114	$2,845	$290	$219

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

AIG | Third Quarter 2020 Form 10-Q 175

ITEM 2 | Liquidity and Capital Resources

(e) Excludes commitments with respect to pension plans. The remaining annual pension contribution for 2020 is expected to be approximately $14 million for U.S. and non-U.S. plans.

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

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
September 30, 2020	December 31,		and	Foreign	Other		September 30,
(in millions)	2019	Issuances	Repayments	Exchange	Changes		2020
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,467	$4,065	$(988)	$69	$28		$23,641
Junior subordinated debt	1,542	-	-	6	-		1,548
AIG Japan Holdings Kabushiki Kaisha	344	-	-	12	-		356
AIGLH notes and bonds payable	282	-	-	-	-		282
AIGLH junior subordinated debt	361	-	-	-	-		361
Validus notes and bonds payable	353	-	-	-	(4)		349
Total AIG general borrowings	23,349	4,065	(988)	87	24		26,537
AIG borrowings supported by assets:(a)
Series AIGFP matched notes and bonds payable	21	-	-	-	-		21
GIAs, at fair value	2,003	95	(229)	-	236	(b)	2,105
Notes and bonds payable, at fair value	59	1	(3)	-	7	(b)	64
Total AIG borrowings supported by assets	2,083	96	(232)	-	243		2,190
Total debt issued or guaranteed by AIG	25,432	4,161	(1,220)	87	267		28,727
Other subsidiaries' notes, bonds, loans and
mortgages payable - not guaranteed by AIG	47	5	(48)	-	-		4
Total long-term debt	25,479	4,166	(1,268)	87	267		28,731
Debt of consolidated investment entities - not
guaranteed by AIG(c)	9,871	1,459	(2,042)	(1)	219	(d)	9,506
Total debt	$35,350	$5,625	$(3,310)	$86	$486		$38,237

(a) AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.4 billion and $1.5 billion at September 30, 2020 and December 31, 2019, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b) Primarily represents adjustments to the fair value of debt.

(c) At September 30, 2020, includes debt of consolidated investment entities related to real estate investments of $3.1 billion, affordable housing partnership investments of $2.3 billion and other securitization vehicles of $4.1 billion. At December 31, 2019, includes debt of consolidated investment entities related to real estate investments of $3.2 billion, affordable housing partnership investments of $2.1 billion and other securitization vehicles of $4.6 billion.

(d) Includes the effect of consolidating previously unconsolidated partnerships.

176 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing long-term debt at September 30, 2020 of AIG for the next four quarters:

	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter
(in millions)	2020	2021	2021	2021	Total
AIG general borrowings	$708	$1,499	$-	$-	$2,207
AIG borrowings supported by assets	4	2	70	45	121
Other subsidiaries' notes, bonds, loans and mortgages payable	-	1	-	1	2
Total	$712	$1,502	$70	$46	$2,330

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

September 30, 2020		Remainder	Year Ending
(in millions)	Total	of 2020	2021	2022	2023	2024	2025	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$23,641	$708	$1,499	$1,513	$1,630	$998	$2,750	$14,543
Junior subordinated debt	1,548	-	-	-	-	-	-	1,548
AIG Japan Holdings Kabushiki Kaisha	356	-	233	-	-	-	123	-
AIGLH notes and bonds payable	282	-	-	-	-	-	-	282
AIGLH junior subordinated debt	361	-	-	-	-	-	-	361
Validus notes and bonds payable	349	-	-	-	-	-	-	349
Total AIG general borrowings	26,537	708	1,732	1,513	1,630	998	2,873	17,083
AIG borrowings supported by assets:
Series AIGFP matched notes and
bonds payable	21	-	-	-	-	-	-	21
GIAs, at fair value	2,105	4	152	52	128	149	592	1,028
Notes and bonds payable, at fair value	64	-	-	-	-	-	-	64
Total AIG borrowings supported by assets	2,190	4	152	52	128	149	592	1,113
Total debt issued or guaranteed by AIG	28,727	712	1,884	1,565	1,758	1,147	3,465	18,196
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans
and mortgages payable	4	-	2	1	1	-	-	-
Total debt not guaranteed by AIG	4	-	2	1	1	-	-	-
Total	$28,731	$712	$1,886	$1,566	$1,759	$1,147	$3,465	$18,196

AIG | Third Quarter 2020 Form 10-Q 177

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

	Short-Term Debt		Senior Long-Term Debt
	Moody’s	S&P	Moody’s(a)	S&P(b)	Fitch(c)
American International Group, Inc.	P-2 (2nd of 3)	A-2 (2nd of 8)	Baa 1 (4th of 9)	BBB+ (4th of 9)	BBB+ (4th of 9)
			On review for	CreditWatch	Rating Watch
			downgrade	Negative	Negative
AIG Financial Products Corp.(d)	P-2	A-2	Baa 1	BBB+
			On review for	CreditWatch
			downgrade	Negative

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

(d) AIG guarantees all obligations of AIG Financial Products Corp.

These credit ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. For a discussion of rating agency actions in response to AIG’s announced intention to separate its Life and Retirement business from AIG, see Recent Rating Agency Actions below.

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

178 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

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

recent Rating Agency Actions

In response to the announcement by AIG on October 26, 2020 of its intention to separate its Life and Retirement business from AIG, the rating agencies in the tables above took the following actions:

• On October 27, 2020, A.M. Best issued a comment stating that its financial strength and issuer credit ratings on AIG and subsidiaries are unchanged as a result of the announcement.

• On October 28, 2020, Fitch placed the credit ratings of AIG on “Rating Watch Negative.” Fitch also affirmed the financial strength ratings and outlooks on AIG’s insurance subsidiaries.

• On October 28, 2020, Moody’s placed the debt ratings of AIG on review for downgrade. Moody’s also affirmed the financial strength ratings and outlooks on AIG’s insurance subsidiaries.

• On October 27, 2020, S&P placed the credit ratings of AIG and the financial strength ratings of most of the General Insurance subsidiaries on CreditWatch with negative implications. S&P also placed the financial strength ratings of the Life and Retirement subsidiaries on CreditWatch with developing implications.

For additional information about the separation of our Life and Retirement business from AIG, see Part I., Note 16 Subsequent Events to the Condensed Consolidated Financial Statements.

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources see Part I, Item 1. Business — Regulation and Part I, Item 1A. Risk Factors — Regulation in our 2019 Annual Report, and Regulatory Environment below in this Quarterly Report on Form 10-Q.

Dividends

On February 12, 2020, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 30, 2020 to shareholders of record on March 16, 2020. On May 4, 2020, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 29, 2020 to shareholders of record on June 15, 2020. On August 3, 2020, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 30, 2020 to shareholders of record on September 17, 2020. On November 5, 2020, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on December 28, 2020 to shareholders of record on December 14, 2020.

On February 12, 2020, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on March 16, 2020 to holders of record on February 28, 2020. On May 4, 2020, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on June 15, 2020 to holders of record on May 29, 2020. On August 3, 2020, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on September 15, 2020 to holders of record on August 31, 2020. On November 5, 2020, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on December 15, 2020 to holders of record on November 30, 2020.

The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

Repurchases of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of approximately $1.5 billion. As of November 5, 2020, $1.5 billion remained under the authorization.

During the first quarter of 2020, we repurchased approximately 12 million shares of AIG Common Stock for an aggregate purchase price of $500 million under an ASR agreement executed in February 2020 with a third-party financial institution. We did not repurchase any shares of AIG Common Stock during the second and third quarters of 2020.

AIG | Third Quarter 2020 Form 10-Q 179

ITEM 2 | Liquidity and Capital Resources

Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through the Securities Exchange Act of 1934 Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

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

For a further discussion of AIG’s risk management program see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2019 Annual Report.

As of September 30, 2020, there have been no material changes in our economic exposure to market risk from June 30, 2020, a description of which may be found in our Quarterly Report on Form 10-Q, for the quarter ended June 30, 2020, Part I, Item 2. “Enterprise Risk Management,” filed with the SEC. See Part I, Item 1A, “Risk Factors” in our 2019 Annual Report on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

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

180 AIG | Third Quarter 2020 Form 10-Q

ITEM 2 | Regulatory Environment

In particular, significant legislative and regulatory activity has occurred at both the U.S. federal and state levels, as well as globally, in response to COVID-19 and its impact on insurance consumers. For example, many jurisdictions have issued regulations and guidance advising or requiring insurers to offer accommodations to policyholders adversely impacted by COVID-19, including requirements to defer payment of, or refund, premiums, postpone policy lapses, and have sought information and data from insurers on a number of topics, including operational preparedness, policyholder data, claims data, and other matters. A number of U.S. states have also passed legislation or issued other guidance that creates a presumption of coverage under workers’ compensation insurance for certain people impacted by COVID-19. In most cases, the presumption applies to first responders and medical professionals, but some states apply the scope of the presumption more broadly, and efforts are underway in other states to further expand the scope of the presumption. Members of the U.S. Congress have held discussions and sought information with respect to business interruption, travel and other insurance lines impacted by the COVID-19 crisis and legislators both in the U.S. and overseas are discussing a number of potential loss-sharing programs, some of which contemplate participation by insurers, including a proposed pandemic risk insurance bill relating to business interruption and event cancellation insurance. In the EU and UK, insurance regulators have issued recommendations or requirements for insurance groups subject to their jurisdiction to temporarily suspend discretionary dividend payments and share buybacks for the benefit of shareholders, and variable remuneration policies such as cash bonuses. We cannot predict what form legal and regulatory responses to concerns about COVID-19 and related public health issues will take, or how such responses will impact our business. We continue to actively monitor these developments and to cooperate fully with all government and regulatory authorities as they develop their responses.

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

ERISA

We provide products and services to certain employee benefit plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA), and/or the Internal Revenue Code of 1986, as amended (the Internal Revenue Code). Plans subject to ERISA include certain pension and profit sharing plans and welfare plans, including health, life and disability plans. As a result, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the Department of Labor (DOL), the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

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

DOL Fiduciary Rule

In June 2020, the DOL issued final guidance consistent with the June 2018 decision of the Fifth Circuit Court of Appeals which vacated the DOL’s Fiduciary Rule that redefined who would be considered a “fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants and Individual Retirement Accounts. The DOL’s final guidance formally reinstated the previous five-part test for determining who is an investment advice fiduciary, and also reinstated related exemptions which had been modified by the vacated guidance. At the same time, the DOL proposed a new prohibited transaction exemption, for parties that qualify as investment advice fiduciaries, which is intended to align with the SEC’s Best Interest Regulation (see below) as well as other relevant standards of care requirements. The DOL’s proposed exemption would impose impartial conduct standards (including a best interest standard), as well as:

• disclosure obligations,

• a duty to establish, maintain, and follow policies and procedures intended to comply with the exemption, and

• a duty to perform an annual retrospective review for compliance with the exemption.

AIG | Third Quarter 2020 Form 10-Q 181

ITEM 2 | Regulatory Environment

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

SEC Best Interest Regulation

On June 30, 2020, Regulation Best Interest (Regulation BI), which establishes new rules regarding the standard of care a broker must meet when making a recommendation to a retail customer in connection with the sale of a security or other covered recommendation, and Form CRS, which requires enhanced disclosure by broker-dealers and investment advisers regarding client relationships and certain conflicts of interest issues, became effective. Both had been adopted by the SEC in June 2019 as part of a package of final rulemakings and interpretations, at the same time as the SEC issued two interpretations under the Investment Advisers Act of 1940. The first interpretation addressed the standard of conduct applicable to SEC-registered investment advisers, including details regarding the fiduciary duty owed to clients, required disclosures and the adviser’s continuous monitoring obligations. The second interpretation clarified when investment advice would be considered “solely incidental” to brokerage activity for purposes of the broker-dealer exclusion from SEC investment adviser registration. These two SEC interpretations became final upon publication. The SEC has also issued multiple sets of FAQs on certain aspects of Regulation BI and Form CRS, and the SEC could provide additional guidance regarding these final rules and further clarify its interpretations through the issuance of additional FAQs and other publications.

We have evaluated the impact of the package of final rulemakings and interpretations on us and our customers, distribution partners and financial advisers, and have implemented and enhanced processes and procedures, where needed, to comply with the final rules and interpretations. These efforts and enhancements have resulted in increased compliance costs for Group Retirement.

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

In addition, certain state insurance and/or securities regulators and legislatures have adopted, or are considering adoption of, their own best interest or fiduciary standards, some of which are broader in scope than the NAIC Model. For example, in July 2018, the New York State Department of Financial Services adopted a best interest standard of care regulation applicable to annuity and life transactions through issuance of the First Amendment to Insurance Regulation 187 – Suitability and Best Interests in Life Insurance and Annuity Transactions (Regulation 187). The compliance date for Regulation 187 was August 1, 2019 for annuity products and was February 1, 2020 for life products. As amended, Regulation 187 requires producers to act in their client’s best interest when making point-of-sale and in-force recommendations, and provide in writing the basis for the recommendation, as well as the facts and analysis to support the recommendation. The amended regulation also imposes additional duties on life insurance companies in relation to these transactions, such as requiring insurers to establish and maintain procedures designed to prevent financial exploitation and abuse. We have implemented and enhanced processes and procedures, where needed, designed to comply with this regulation.

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

182 AIG | Third Quarter 2020 Form 10-Q

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

Attritional losses are losses recorded in the current accident year, which are not catastrophe losses.

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

Credit Valuation Adjustment (CVA)/Non-Performance Risk Adjustment (NPA) The CVA/NPA adjusts the valuation of derivatives to account for nonperformance risk of our counterparty with respect to all net derivative assets positions. Also, the CVA/NPA reflects the fair value movement in AIGFP's asset portfolio that is attributable to credit movements only, without the impact of other market factors such as interest rates and foreign exchange rates. Finally, the CVA/NPA also accounts for our own credit risk in the fair value measurement of all derivative net liability positions and liabilities where AIG has elected the fair value option, when appropriate.

AIG | Third Quarter 2020 Form 10-Q 183

Glossary

DAC Deferred Policy Acquisition Costs Deferred costs that are incremental and directly related to the successful acquisition of new business or renewal of existing business.

DAC Related to Unrealized Appreciation (Depreciation) of Investments An adjustment to DAC and Reserves for investment-oriented products, equal to the change in DAC and unearned revenue amortization that would have been recorded if fixed maturity securities available for sale and also, prior to 2018, equity securities at fair value had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. An adjustment to benefit reserves for investment-oriented products is also recognized to reflect the application of the benefit ratio to the accumulated assessments that would have been recorded if fixed maturity securities available for sale and also, prior to 2018, equity securities at fair value had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (collectively referred to as shadow Investment-Oriented Adjustments).

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

184 AIG | Third Quarter 2020 Form 10-Q

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

AIG | Third Quarter 2020 Form 10-Q 185

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

186 AIG | Third Quarter 2020 Form 10-Q

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4 | Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2020. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG | Third Quarter 2020 Form 10-Q 187

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

The COVID-19 crisis, and the governmental and regulatory responses thereto, are causing ongoing and severe economic and societal disruption accompanied by significant market volatility. We are continually assessing the impact and, due to the evolving and uncertain nature of the COVID-19 crisis, cannot estimate its ultimate impact on our business, financial condition and results of operations. We also cannot, at this time, estimate the full extent to which the crisis has caused and will continue to cause certain risks to our global business, including those discussed in our Form 10-K for the fiscal year ended December 31, 2019 (2019 10-K), to be heightened or realized.

Adverse changes and developments affecting the global economy, including the significant global economic downturn and increased volatility in financial and capital markets and credit spreads, individually and in the aggregate, have had and may continue to have negative effects on our overall investment portfolio. Within our investment portfolio, there is concentrated exposure to certain segments of the economy, including real estate and real estate-related securities, which exposes us to negative impacts from the deferral of mortgage payments, renegotiated commercial mortgage loans or outright mortgage defaults, as well as significant exposure to certain industries negatively impacted by the recent economic downturn, such as energy. Moreover, continued low interest rates and the slowdown in the U.S. or global economy, which may continue or increase in severity, have adversely affected and may continue to adversely affect the values of, and the performance of and cash flows derived from, some of the investment assets we hold. These circumstances may also lead to increased defaults or distressed situations among the investments in our investment portfolio. Finally, market volatility has created and may continue to create dislocations, decreases or variations in observable market activity or availability of information used in the valuation of our assets and liabilities, which could negatively impair the estimates and assumptions used to run our business or result in greater variability and subjectivity in our investment decisions.

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

188 AIG | Third Quarter 2020 Form 10-Q

Our insurance businesses have and may continue to experience increased claim volume under our Life and Retirement Insurance products, which are offered primarily in the U.S., the jurisdiction that currently has the highest number of COVID-19 cases and deaths worldwide, and our General Insurance policies, which are offered both in the U.S. and internationally, including commercial property (business interruption), travel, trade credit, accident and health, workers’ compensation, directors and officers, event cancellation and liability insurance. Beginning in March 2020, we experienced an increase in mortality, which we expect to continue until the COVID-19 crisis subsides, and decreased demand for certain of our insurance product lines, such as travel insurance, and it is unclear when such demand will return. In addition, COVID-19 adversely affected our premiums and deposits in some of our insurance lines, including our Life and Retirement annuities. If the economic contraction continues or increases in severity, or the economic recovery is prolonged, we expect these impacts will continue for the remainder of 2020 and possibly beyond. Further, our policies with premium adjustment features tied to exposure levels, as is the case in certain specialty and casualty lines, may be triggered, resulting in premium reductions. In response to the COVID-19 crisis, we may also decide to make changes to underwriting guidelines or product design. We may also incur higher expenses in our insurance businesses and higher legal costs as a result of coverage disputes, including class actions and other proceedings that have been or may in the future be against us, our insureds, or others filed in the United States, the UK or other jurisdictions seeking coverage for COVID 19-related losses or alleging bad-faith denials of coverage for such losses. The outcome of coverage decisions may in turn affect the perceived value of the products we offer and therefore the demand for them.

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

Increased economic uncertainty or increased unemployment resulting from the economic impacts of the COVID-19 crisis have and may continue to result in policyholders cancelling or not renewing insurance policies or may result in policyholders seeking sources of liquidity such as policy loans and withdrawals at rates greater than expected. If policyholder behavior, including lapse and surrender rates, significantly exceed or vary from our expectations, it could have a material adverse effect on our business, requiring our subsidiaries to accelerate the amortization of deferred policy acquisition costs and record additional liabilities for future policy benefits.

Government officials have recommended or mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas, social distancing requirements, stay-at-home orders and similar measures. As a result, we implemented work-from-home business continuity plans for non-essential staff globally. Our results may be adversely impacted by these and other actions taken to contain or reduce the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. Moreover, the extended remote work environment puts stress on our business continuity plans and may prove them to be less effective than expected. Our business operations may also be significantly disrupted if our critical workforce, key vendors, third-party providers or other counterparties we transact business with, are unable to work effectively, including because of illness, quarantines, government and regulatory actions in response to COVID-19 or other reasons, or if the technology on which our remote business operations rely, some of which is developed and maintained by third parties, is disrupted or impaired or becomes unavailable. Certain pre-existing operational risks have been and may continue to be exacerbated, notably with respect to potential phishing or other cybersecurity-related events and our increased reliance on technology, including technology of our employees and service providers. Other pre-existing operational risks, such as privacy incidents, fraud, operational resilience and risks related to the operations and resiliency of our vendors, third-party providers and other counterparties, may also be exacerbated. Further, significant disruption to our businesses could adversely affect the timing or terms of, or our ability to execute, key business strategies, transactions and initiatives, such as AIG 200, resulting in higher costs or reduced savings or lower profit than was expected.

As we have noted in the past, legislative and regulatory initiatives and court decisions following major catastrophes (such as pandemics) could require us to pay insureds beyond the provisions of their original insurance policies and may prohibit the application of a deductible, resulting in inflated and unanticipated catastrophe claims; or impose other restrictions after the occurrence thereof, which would reduce our ability to mitigate exposure. For example, COVID-19 has given rise to the enactment or proposal of global regulatory measures intended to encourage or require insurers to assist policyholders adversely impacted by COVID-19 (in some cases with retroactive effect), including lapse, payment or rate increase moratoriums, premium refunds, contributions to relief funds and similar measures. The initiatives could impair our cash flows and, without regulatory relief, could reduce our subsidiaries’ capital ratios. In addition, in certain jurisdictions legislative initiatives have emerged requiring contribution to relief funds or threatening to require insurers to provide insurance coverage beyond the scope of the original contract by re-writing contracts on a retroactive basis, including with respect to the availability of business interruption coverage in commercial property policies, or creating insurance solutions prospectively. Such legislative and regulatory initiatives or court decisions could result in requirements or restrictions that negatively impact our business operations or require us to pay beyond the provisions of original insurance policies and assumed reinsurance contracts.

AIG | Third Quarter 2020 Form 10-Q 189

Due to the evolving and uncertain nature of the COVID-19 crisis, we cannot estimate its ultimate impact at this time. Depending on the scope, severity and duration of the COVID-19 crisis, including any resurgences of the virus, the events described above have and may continue to have an adverse effect, which could be material, on our business, results of operations and financial condition. In addition, we could experience other potential impacts as a result of COVID-19, including, but not limited to, potential impairment charges to the carrying amounts of goodwill, deferred tax assets, and increased reserve builds to levels that are difficult to accurately estimate. Further, new and potentially unforeseen risks beyond those described above and in our 2019 10-K may arise as a result of the COVID-19 crisis and the actions taken by governmental and regulatory authorities to mitigate its impact. Even after the crisis subsides, it is possible that the U.S. and other major economies will experience a prolonged recession or a prolonged economic recovery, in which event our businesses, results of operations and financial condition could be materially and adversely affected.

See also “Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events” Part I, Item 1A. Risk Factors in the 2019 10-K.

No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. See Note 16 to the Condensed Consolidated Financial Statements for information regarding AIG’s plan to pursue the separation. Similar to other business dispositions, the separation involves a number of risks, including (i) unanticipated developments that may delay, prevent or otherwise adversely affect our ability to effect a separation; (ii) significant costs and disruption or distraction of management from AIG’s other business operations, whether or not a separation is completed; (iii) satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, and receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the Securities and Exchange Commission; (iv) other regulatory requirements that could impact our operations or capital requirements or delay or impede completion of a separation; (v) rating agency reactions; (vi) unforeseen losses, liabilities or asset impairment arising from the structure of any definitive separation transaction; and (vii) if we are successful in separating the business, increased concentration of our business operations. No assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur. See Part II, Item 2. Liquidity and Capital Resources — Recent Rating Agency Actions; see also Part I, Item 1A. Risk Factors — “Business or asset acquisitions and dispositions may expose us to certain risks;” Part I, Item 1A. Risk Factors — “Indemnity claims could be made against us in connection with divested businesses;” and Part I, Item 1A. Risk Factors — “Concentration of our insurance, reinsurance and other risk exposures may have adverse effects” in our 2019 Annual Report.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock, par value $2.50 per share (AIG Common Stock) of $1.5 billion.

During the three-month period ended September 30, 2020, we did not repurchase any shares of AIG Common Stock or any warrants to purchase shares of AIG Common Stock under this authorization.

As of September 30, 2020, approximately $1.5 billion remained under the authorization. We did not repurchase any shares of AIG Common Stock or any warrants to purchase shares of AIG Common Stock from October 1, 2020 to November 5, 2020. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. The repurchase of AIG Common Stock and warrants to purchase shares of AIG Common Stock is also subject to the terms of AIG’s Series A 5.85% Non-Cumulative Preferred Stock (Series A Preferred Stock), pursuant to which AIG may not (other than in limited circumstances) purchase, redeem or otherwise acquire AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

ITEM 4 | Mine Safety Disclosures

Not applicable.

190 AIG | Third Quarter 2020 Form 10-Q

ITEM 6 | Exhibits

Exhibit Index

Exhibit Number	Description	Location
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications*	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 and (vi) the Notes to the Condensed Consolidated Financial Statements

Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

AIG | Third Quarter 2020 Form 10-Q 191

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

Dated: November 6, 2020

192 AIG | Third Quarter 2020 Form 10-Q