Form 10-K
period 2020-12-31
AMERICAN INTERNATIONAL GROUP, INC.
filed 2021-02-19
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant’s most recently completed second fiscal quarter) was approximately $,26,860000,000.

As of February 9, 2021, there were outstanding 864,790,669 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders	Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14

AMERICAN INTERNATIONAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

Form 10-K

Part I

ITEM 1 | Business

Maximizing Industry Leadership and Global Footprint	Creating Value through Profitable Growth and a Culture of Underwriting and Operational Excellence

American International Group, Inc. (AIG)

is a leading global insurance organization. We provide a wide range of property casualty insurance, life insurance, retirement solutions, and other financial services to customers in approximately 80 countries and jurisdictions. These diverse offerings include products and services that help businesses and individuals protect their assets, manage risks and provide for retirement security. AIG common stock is listed on the New York Stock Exchange.

In addition to natural catastrophes, in 2020, AIG effectively managed through COVID-19 and its collateral effects on the global economy thanks to the strong foundation created since late 2017 to instill a culture of underwriting excellence, adjust risk tolerances, implement a best-in-class reinsurance program, de-risk our balance sheet and maintain a balanced investment portfolio. We continue this momentum and embark on an important phase of our journey in becoming a top-performing company with our proactive leadership transition and corporate structure changes to come.

In this Annual Report, unless otherwise mentioned or unless the context indicates otherwise, we use the terms “AIG,” the “Company,” “we,” “us” and “our” to refer to American International Group, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “AIG Parent” to refer solely to American International Group, Inc., and not to any of its consolidated subsidiaries.

AIG | 2020 Form 10-K 3

ITEM 1 | Business

About AIG

World-Class Insurance Franchises that are among the leaders in their geographies and segmentations, providing differentiated service and expertise.	Breadth of Loyal Customers including millions of clients and policyholders ranging from multi-national Fortune 500 companies to individuals throughout the world.	Broad and Long-Standing Distribution Relationships with brokers, agents, advisors, banks and other distributors across all lines of business.

Highly Engaged Global Workforce Recognized for Inclusivity with more than 25 percent participating in Employee Resource Groups that foster a culture of inclusion, engage employees and help create a sense of belonging.

Balance Sheet Quality and Capital Strength as demonstrated by over $66 billion in shareholders’ equity and AIG Parent liquidity sources of $15.0 billion as of December 31, 2020.

2021 Priorities

• Separation of Life and Retirement Business from AIG – Pursue separation of Life and Retirement business from AIG in a manner intended to maximize value for shareholders and other stakeholders and establish two strong, market-leading companies

• Business Mix & Targeted Growth – Build on strategic portfolio improvement and product diversity by focusing on growing segments of our business that perform well and are aligned with our underwriting strategy

• Leadership, Culture and Talent – Maintain focus on attracting, developing and retaining world-class employees; further promote diversity, equity and inclusion at all levels through continued support of robust employee resource and development programs and recruitment strategies

• Underwriting Excellence and Pricing Discipline – Continue to enhance General Insurance portfolio rate adequacy through use of underwriting framework and guidelines and clear communication of risk appetite; continue long-standing disciplined approach in Life and Retirement with respect to product pricing and features

• AIG 200 – Continue progress on multi-year initiatives to support underwriting excellence, modernize our operating infrastructure, enhance user and customer experiences and become a more unified company

• Optimize Risk Management – Optimize risk profile through disciplined underwriting, reinsurance programs and asset-liability management in the investment portfolio

• Capital Management – Maintain strong capitalization and financial flexibility for our businesses, implement a stand-alone capital structure for our Life and Retirement business and recapitalize AIG Parent debt to create long-term shareholder value

2020 Highlights

Resilient General Insurance Portfolio

from Underwriting Discipline

Manageable impact of COVID-19 and natural catastrophes reflected in 2020 Calendar Year Combined Ratio of 104.3 compared to 99.6 in 2019. 2020 Accident Year Combined Ratio, As Adjusted(a) of 94.1 compared to 96.0 in 2019 showed continued improvement due to underwriting discipline, limit management and continued focus on expense reduction

Continued Solid Returns from

Life and Retirement

Full-Year 2020 Adjusted Pre-tax Income of $3.5 billion compared to $3.6 billion in 2019

Results reflect diversified product portfolio

and balanced risk profile(b)

Effective Risk Management

Established Syndicate 2019 with Lloyd’s to access strategic partners to participate in peak zones while facilitating growth in AIG’s high net worth business, and completed the sale of our majority interest in Fortitude Group Holdings, LLC (Fortitude Holdings) to mitigate a significant portion of our legacy risks(c)

(a) Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measure see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

(b) On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG.

(c) For further discussion on the Fortitude Holdings transaction see Note 1 to the Consolidated Financial Statements.

4 AIG | 2020 Form 10-K

ITEM 1 | Business

AIG’s Operating Structure

In the fourth quarter of 2020, AIG’s chief operating decision makers modified their view of AIG’s businesses and how they allocate resources and assess performance. The new operating structure no longer includes a Legacy segment. AIG now reports the results of its businesses through three segments – General Insurance, Life and Retirement and Other Operations. Prior periods were revised to conform to the current period presentation.

General Insurance consists of two operating segments – North America and International. Life and Retirement consists of four operating segments – Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. Certain run-off life insurance portfolios previously reported in our Legacy segment have been realigned into the Life Insurance operating segment. The run-off high net worth (private placement variable universal life and private placement variable annuity) and structured settlement portfolios previously reported in our Legacy segment have been realigned into the Institutional Markets operating segment. Other Operations is primarily comprised of corporate, our institutional asset management business and consolidation and eliminations. On October 26, 2020, we announced our intention to separate our Life and Retirement business from AIG.

Consistent with how we manage our business, our General Insurance North America operating segment primarily includes insurance businesses in the United States, Canada, Bermuda, and our global reinsurance business, AIG Re. Our General Insurance International operating segment includes regional insurance businesses in Japan, the United Kingdom, Europe, Middle East and Africa (EMEA region), Asia Pacific, Latin America and Caribbean, and China. International also includes the results of Talbot Holdings, Ltd. as well as AIG’s global specialty business.

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

General Insurance includes the following major operating companies: National Union Fire Insurance Company of Pittsburgh, Pa. (National Union); American Home Assurance Company (American Home); Lexington Insurance Company (Lexington); AIG General Insurance Company, Ltd. (AIG Sonpo); AIG Asia Pacific Insurance, Pte, Ltd.; AIG Europe S.A.; American International Group UK Ltd.; Validus Reinsurance, Ltd. (Validus Re); Talbot Holdings Ltd. (Talbot); Western World Insurance Group, Inc. and Glatfelter Insurance Group (Glatfelter).

Life and Retirement includes the following major operating companies: American General Life Insurance Company (AGL); The Variable Annuity Life Insurance Company (VALIC); The United States Life Insurance Company in the City of New York (U.S. Life); Laya Healthcare Limited and AIG Life Limited.

Other Operations

Other Operations primarily consists of income from assets held by AIG Parent and other corporate subsidiaries, deferred tax assets related to tax attributes, corporate expenses and intercompany eliminations, our institutional asset management business and results of our consolidated investment entities, General Insurance portfolios in run-off previously reported within Legacy as well as the historical results of our legacy insurance lines ceded to Fortitude Reinsurance Company Ltd. (Fortitude Re).

AIG | 2020 Form 10-K 5

ITEM 1 | Business

Diversified Mix of Businesses

(dollars in millions)

(a) Our Total revenues were $43.7 billion in 2020. The graph above represents Adjusted revenues. For reconciliation of Adjusted revenues to Total revenues see Note 3 to the Consolidated Financial Statements.

(b) General Insurance adjusted revenues is comprised of $10.3 billion and $13.4 billion of Net premiums earned in North America and International, respectively, and $2.9 billion in Net investment income.

(c) On October 26, 2020, we announced our intention to separate our Life and Retirement business from AIG.

Geographic Concentration

In 2020, 5.5 percent of our property casualty direct premiums were written in the state of California, and 15.6 percent and 7.3 percent were written in Japan and the United Kingdom, respectively. No other state or foreign jurisdiction accounted for more than five percent of our property casualty direct premiums.

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

6 AIG | 2020 Form 10-K

ITEM 1 | Business

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

The practice for managing the investments of the insurance companies places primary emphasis on meeting the specific needs of each business unit. The investment objectives are the generation of investment income, preservation of capital, liquidity management and growth of surplus to support the insurance products. The majority of assets backing our insurance liabilities consist of fixed maturity securities issued by corporations, municipalities and other governmental agencies, as well as structured securities collateralized by, among other assets, residential and commercial real estate and commercial mortgage loans.

For additional discussion of investment strategies see Item 7. MD&A – Investments.

Loss Reserve Development Process

The liability for unpaid losses and loss adjustment expenses (loss reserves) represents the accumulation of estimates for unpaid claims, including estimates for claims incurred but not reported (IBNR) for our General Insurance companies and the related expenses of settling those losses.

The process of establishing loss reserves is complex and inherently imprecise because it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments about our ultimate exposure to losses are an integral component of our loss reserving process. Because reserve estimates are subject to the outcome of future events, changes in prior year estimates are unavoidable in the insurance industry. These changes are sometimes referred to as “prior year loss development”, “reserve development” or variations thereof.

For further discussion on loss reserves and of prior year loss development see Item 7. MD&A – Critical Accounting Estimates – Insurance Liabilities – Loss Reserves, Item 7. MD&A – Insurance Reserves – Loss Reserves, and Note 13 to the Consolidated Financial Statements.

Human Capital Management

We believe that a major strength of AIG is the dedication, commitment and loyalty of our colleagues. AIG’s key human capital management objectives include attracting, developing and retaining the highest quality talent.

At December 31, 2020, we had approximately 45,000 employees based in over 50 countries, with 42 percent in North America, 40 percent in the Asia Pacific region and the remaining 18 percent in the EMEA region, United Kingdom and Latin America.

To improve our employee experience and assess the health of our organization, we periodically undertake cultural and employee engagement surveys. In August 2019, AIG conducted an Organizational Health Index survey, which was responded to by approximately 80 percent of our workforce and which covered topics across multiple dimensions, including leadership, business operations and effectiveness, diversity, equity and inclusion and customer focus. In response to this feedback, our colleagues’ ideas and suggestions have been applied across AIG and informed the development of the AIG 200 operational programs. In January 2021, we launched our second Organizational Health Index survey to give our colleagues another opportunity to share their insights, gather input on how AIG has progressed over the past year and continue to help make AIG a more rewarding place to work.

We believe that we foster a constructive and healthy work environment for our employees and colleagues. Some examples of key programs and initiatives that are designed to attract, develop and retain our diverse workforce include:

AIG | 2020 Form 10-K 7

ITEM 1 | Business

Competitive Compensation and Benefits. Under the oversight of the Compensation and Management Resources Committee of our Board of Directors, we seek to align the compensation of our employees with AIG’s overall performance and provide competitive compensation opportunities to attract and retain highly skilled employees for our various business needs. Both management and the Compensation and Management Resources Committee of our Board of Directors engage the services of third-party compensation consultants and advisors to help us monitor the market competitiveness of our incentive programs. We provide a performance-driven compensation structure that consists of base salary, short- and long-term incentive. We also offer comprehensive benefits to support the health and wellness needs of our colleagues, including subsidized health care plans, life insurance and disability, wellness and mental health benefits, liberal paid time off and parental leave policies and matching 401(k) contributions.

Health and Safety. AIG cares about the health and safety of its employees. In response to the COVID-19 crisis, we quickly and effectively transitioned 90 percent of our employees to remote work and established a cross-functional COVID-19 Task Force to ensure that AIG implemented best practices to protect the safety of colleagues while continuing to serve clients, distribution partners and other stakeholders. The COVID-19 Task Force is also responsible for our return-to-office planning, which is informed by a Return to Workplace survey recently completed by our employees.

Through our Employee Assistance Program, AIG provides employees with mental health resources, including counseling sessions and webinars. AIG also funded a pandemic financial assistance program developed to provide financial assistance to employees in the form of low or no-interest loans. Further, in December 2020, we launched our Compassionate Colleagues Fund to aid employees in overcoming serious financial hardships, with an initial contribution of $2 million by AIG. Since then voluntary contributions by employees have grown the size of the fund designed to help their fellow colleagues.

Career Development. AIG has developed numerous programs to foster leadership, growth and development opportunities for our employees. We believe that professional development is a positive investment in our talent. Our goal is to build skills of our employees by providing ample opportunities to access learning and development that enhances their abilities to perform in their current or future roles. As such, AIG makes available a library of on-demand learning options, combined with immersive learning experiences to build skills at all levels. In addition, we offer tuition and certification and training reimbursement programs to encourage employees to enhance their education, skills and knowledge for their continued growth.

Our management places significant importance and attention on promoting internal talent and succession planning. Accordingly, we review our talent development and succession plans for each of our functions and operating segments annually, to identify and develop a pipeline of diverse talent for positions at all levels of the organization. In 2020, 27 percent of all our open positions were filled with internal talent.

Diversity and Inclusion. AIG is committed to creating an inclusive workplace focused on attracting, retaining and developing diverse talent that fosters a culture of belonging for all employees. To that end, each member of the executive leadership team has a diversity, equity and inclusion objective embedded in their individual performance goals tied to their annual short-term incentive awards. In September 2020, AIG established an Executive Diversity Council, tasked with monitoring diversity, equity and inclusion initiatives as an integral part of AIG’s business strategies. In addition, in October 2020, AIG appointed a new Chief Diversity Officer to coordinate the Company’s efforts in creating meaningful strides as it relates to diversity, equity and inclusion. Management periodically reports to the Compensation and Management Resources Committee of our Board of Directors on initiatives and progress on various human capital management initiatives and metrics, including diversity, equity and inclusion.

AIG sponsors over 130 Employee Resource Groups (ERGs), which are groups of employees who come together based on a shared interest in a specific dimension of diversity. AIG’s global ERG network spans 13 different dimensions of diversity and is open to all employees. The ERGs are a cornerstone of our diversity, equity and inclusion efforts. Our ERGs represent and support our diverse workforce, facilitate networking and connections with peers, and create a culture of inclusion and engagement within AIG. In 2020, more than 17,000 global colleagues participated in Courageous Conversations, a training program about unconscious bias and systemic racism.

In addition, AIG has developed three leadership programs targeted at our diverse talent pool. AIG’s Women’s Executive Leadership Initiative and the Executive Men’s Development Initiative (for men of color) seek to hone executive leadership skills of high-potential employees. Our Accelerated Leadership Development program matches mid-level men and women of color in AIG’s leadership pipeline with senior executive mentors and coaches them on essential senior management and executive leadership skills.

8 AIG | 2020 Form 10-K

ITEM 1 | Business

Regulation

OVERVIEW

Our operations around the world are subject to regulation by many different types of regulatory authorities, including insurance, securities, derivatives, investment advisory and thrift regulators in the United States and abroad. The insurance and financial services industries are generally subject to close regulatory scrutiny and supervision.

Our insurance subsidiaries are subject to regulation and supervision by the states and jurisdictions in which they do business. We expect that the domestic and international regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future.

In particular, significant legislative and regulatory activity has occurred at both the U.S. federal and state levels, as well as globally, in response to COVID-19 and its impact on insurance consumers. For example, many jurisdictions have issued regulations and guidance advising or requiring insurers to offer accommodations to policyholders adversely impacted by COVID-19, including requirements to defer payment of, or refund, premiums, postpone policy lapses, and have sought information and data from insurers on a number of topics, including operational preparedness, policyholder data, claims data, and other matters. While some of these legislative and regulatory initiatives have expired, resurgence of the COVID-19 virus may lead to a renewal of those initiatives. A number of U.S. states have also passed legislation or issued other guidance that creates a presumption of coverage under workers’ compensation insurance for certain people impacted by COVID-19. In most cases, the presumption applies to first responders and medical professionals, but some states apply the scope of the presumption more broadly, and efforts are underway in other states to further expand the scope of the presumption. Members of the U.S. Congress have held discussions and sought information with respect to business interruption, travel and other insurance lines impacted by the COVID-19 crisis and legislators both in the U.S. and overseas are discussing a number of potential loss-sharing programs, some of which contemplate participation by insurers, including a proposed pandemic risk insurance bill relating to business interruption and event cancellation insurance. In the EU and UK, insurance regulators have issued recommendations or requirements for insurance groups subject to their jurisdiction to temporarily suspend discretionary dividend payments and share buybacks for the benefit of shareholders, and variable remuneration policies such as cash bonuses. We cannot predict what form legal and regulatory responses to concerns about COVID-19 and related public health issues will take, or how such responses will impact our business. We continue to actively monitor these developments and to cooperate fully with all government and regulatory authorities as they develop their responses.

In addition to the information set forth elsewhere in this Annual Report on Form 10-K, our regulatory status is also discussed in Item 1A. Risk Factors – COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto.

U.S. REGULATION

Dodd-Frank

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which brought about extensive changes to financial regulation in the United States, was signed into law. On July 8, 2013, the Financial Stability Oversight Council (Council) made a determination that material financial distress at AIG could pose a threat to U.S. financial stability. On September 29, 2017, the Council rescinded its determination that material financial distress at AIG could pose a threat to U.S. financial stability and as a result, AIG is no longer designated as a nonbank systemically important financial institution (nonbank SIFI). With the rescission of its designation as a nonbank SIFI, AIG is no longer subject to the consolidated supervision of the Board of Governors of the Federal Reserve System (FRB) or subject to the enhanced prudential standards set forth in Dodd-Frank and its implementing regulations. Although the Council has rescinded its designation of AIG as a nonbank SIFI, certain provisions of Dodd-Frank remain relevant to insurance groups generally.

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

AIG | 2020 Form 10-K 9

ITEM 1 | Business

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

• Title V of Dodd-Frank authorizes the United States to enter into covered agreements with foreign governments or regulatory entities regarding the business of insurance and reinsurance. On September 22, 2017, the U.S. and the European Union (EU) entered into such an agreement, and on December 18, 2018, the U.S. signed a covered agreement with the United Kingdom (UK) in anticipation of the UK’s withdrawal of its membership in the EU, commonly referred to as Brexit. For additional information, see – International Regulation.

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

On February 3, 2017, the President of the United States signed an Executive Order that directed the Secretary of the Treasury, in consultation with federal financial regulators, to assess all laws, rules and policies that regulate the U.S. financial system, including requirements put into place under Dodd-Frank since 2010, and to recommend necessary changes to make sure they conform to certain core principles. Treasury divided its review into four parts and published four reports: Banks and Credit Unions (June 12, 2017), Capital Markets (October 6, 2017), Asset Management and Insurance (October 26, 2017) and Nonbank Financials, Fintech and Innovation (July 31, 2018). In its report on insurance regulation, Treasury identified several areas for improvement at the federal and state levels and defined the role it intends for federal agencies. Among the points made in the report:

• Treasury expressed support for an activities-based approach to regulating systemic risk in the insurance industry rather than designating individual entities as nonbank SIFIs;

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

• Treasury expressed support for robust liquidity risk management programs for insurers and encouraged regulators to continue work on addressing potential liquidity risk in the insurance sector; and

10 AIG | 2020 Form 10-K

ITEM 1 | Business

• Treasury supported the Department of Labor (the DOL) in delaying full implementation of the final fiduciary rule issued by the DOL in April 2016 (the DOL Fiduciary Rule) until relevant issues were further evaluated and addressed by the DOL, SEC, and state insurance regulators working together. The DOL Fiduciary Rule was subsequently vacated by the U.S. Court of Appeals for the Fifth Circuit. For additional information regarding legislative and regulatory developments surrounding a standard of care for the sale of investment products and services, see – ERISA and – Standard of Care Developments below.

In addition, on April 21, 2017 the President of the United States directed the Secretary of the Treasury to evaluate and provide recommendations regarding the Council’s processes for designating nonbank SIFIs. The Treasury published a report pursuant to this directive on November 17, 2017, recommending that the Council prioritize an activities-based approach to regulating systemic risk rather than designating individual entities, and recommending that the Council increase the analytical rigor of its designation analyses, enhance engagement with relevant regulators and transparency to the public, and provide a clear off-ramp to designated nonbank SIFIs. On December 4, 2019, the Council finalized amendments to its guidance on nonbank financial company designations. The new guidance prioritizes an activities-based approach to monitoring and addressing potential systemic risk, and indicates that the Council will pursue entity-specific nonbank SIFI designations only if a potential risk or threat cannot be adequately addressed through an activities-based approach. The guidance became effective on January 29, 2020. We will continue to monitor developments resulting from these changes.

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

In the U.S., the NAIC is a standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S. territories. The NAIC itself is not a regulator, but, with assistance from the NAIC, state insurance regulators establish standards and best practices, conduct peer review and coordinate regulatory oversight. Every state has adopted, in substantial part, the Risk-Based Capital (RBC) Model Law promulgated by the NAIC or a substantially similar law, which allows states to act upon the results of RBC calculations, and provides four incremental levels of regulatory action regarding insurers whose RBC calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business and computes a risk-adjusted surplus level by applying discrete factors to various asset, premium, reserve and other financial statement items, or in the case of interest rate and equity return (C-3) market risk, applying stochastic scenario analyses. These factors are developed to be risk-sensitive so that higher RBC requirements are applied to items exposed to greater risk. The

AIG | 2020 Form 10-K 11

ITEM 1 | Business

statutory surplus of each of our U.S. based (re)insurance companies exceeded RBC minimum required levels as of December 31, 2020.

If any of our (re)insurance entities fell below prescribed levels of statutory surplus, it would be our intention to provide appropriate capital or other types of support to that entity. For additional information, see Item 7. MD&A – Liquidity and Capital Resources – Liquidity and Capital Resources of AIG Parent and Subsidiaries – Insurance Companies.

The NAIC’s Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees (ULSGs). NAIC Actuarial Guideline 38 (Guideline AXXX) clarifies the application of Regulation XXX as to these guarantees, including certain ULSGs. In December 2012, the NAIC approved a new Valuation Manual (VM) containing a principle-based approach to life insurance company reserves. Principle-based reserving (PBR) is designed to tailor the reserving process to more closely reflect the risks of specific products, rather than the factor-based approach typically employed historically. The VM became effective on January 1, 2017, after revisions to the NAIC’s model Standard Valuation Law were enacted by the requisite number of states, representing the required premium volume. Variable Annuity (VA) reserving requirements are contained in subsection 21 of the VM (VM-21), and replace the previous Actuarial Guideline XLIII (AG 43) requirements, which also employed a principle-based approach. Substantial revisions to VM-21 have been adopted effective January 1, 2020, with options for early adoption or phased-in adoption. We have not elected either of these adoptions, and instead have applied VM-21 in full, effective January 1, 2020, to both new and existing VA business. VM-21 is also referred to as “VA PBR”. Subsection 20 of the Valuation Manual (VM-20) applies to individual life insurance reserves, most notably term insurance and universal life with secondary guarantees (ULSG). VM-20 is also referred to as “Life PBR”, and replaces Regulation XXX and Guideline AXXX for new life insurance business issued after January 1, 2017. As permitted by applicable regulations, we deferred implementation of Life PBR until January 1, 2020, and have implemented it as of such date with respect to relevant policies issued on or after January 1, 2020. See Item 1A. Risk Factors and Note 19 to the Consolidated Financial Statements for risk and additional information related to these statutory reserving requirements.

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

The NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act (ORSA) requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. All of the states where AIG has domestic insurers have enacted a version of ORSA. The NAIC has also adopted a Corporate Governance Annual Disclosure Model Act (CGAD) that requires insurers to submit an annual filing regarding their corporate governance structure, policies and practices. All of the states where AIG has domestic insurers have enacted a version of the CGAD.

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

12 AIG | 2020 Form 10-K

ITEM 1 | Business

DOL Fiduciary Rule

In June 2020, the DOL issued final guidance consistent with the June 2018 decision of the Fifth Circuit Court of Appeals which vacated the DOL’s Fiduciary Rule that redefined who would be considered a “fiduciary” for purposes of transactions with ERISA qualified plans, related plan participants and Individual Retirement Accounts. The DOL’s final guidance formally reinstated the previous five-part test for determining who is an investment advice fiduciary, and also reinstated related exemptions which had been modified by the vacated guidance. In December 2020, the DOL issued the final version of a new prohibited transaction exemption, for parties that qualify as investment advice fiduciaries, which is intended to broadly align with the SEC’s Best Interest Regulation (discussed under “SEC Best Interest Regulation” below) as well as other relevant standards of care requirements. The terms of the DOL’s exemption impose impartial conduct standards (including a best interest standard), as well as:

• disclosure obligations,

• a duty to establish, maintain, and follow policies and procedures intended to comply with the exemption, and

• a duty to perform an annual retrospective review for compliance with the exemption.

We have reviewed the final DOL exemption and associated preamble, both for applicability and for the impact the exemption may have on our businesses and operations, including the scope of any applicable fiduciary status and duties. As a general matter, where fiduciary status would be applicable, we would expect to be able to utilize the processes and procedures we implemented for the SEC’s Best Interest Regulation to satisfy some or all of the corresponding provisions in the DOL guidance. Nevertheless, implementation may still result in increased compliance obligations and costs for certain of our Life and Retirement businesses.

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

We have evaluated the impact of the package of final rulemakings and interpretations on us and our customers, distribution partners and financial advisers, and have implemented and enhanced processes and procedures, where needed, to comply with the final rules and interpretations. These efforts and enhancements have resulted in increased compliance costs primarily for Group Retirement.

State Developments

In February 2020, the NAIC adopted revisions to its Suitability in Annuity Transactions Model Regulation (#275) (NAIC Model) implementing a best interest standard of care applicable to sales and recommendations of annuities. The new NAIC Model conforms in large part to Regulation BI, providing that all recommendations by agents and insurers must be in the best interest of the consumer under known circumstances at the time an annuity recommendation is made, without placing agents’ or insurers’ financial interests ahead of the consumers’ interest in making a recommendation. Specifically, the model requires agents and carriers to act with “reasonable diligence, care and skill” in making recommendations. The revisions also include enhancements to the current model’s supervision system to assist in compliance. Certain states have already adopted amendments to their suitability rules based on the NAIC Model revisions, and we expect that additional states will do so. We are closely monitoring these developments, including state-level variations from the NAIC Model. We are also implementing and enhancing processes and procedures, where needed, designed to comply with the NAIC Model and state-specific revisions.

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

AIG | 2020 Form 10-K 13

ITEM 1 | Business

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

SECURE Act

On December 20, 2019 the Setting Every Community Up for Retirement Enhancement (SECURE) Act was signed into law as part of larger federal appropriations legislation. The SECURE Act includes many provisions affecting qualified contracts, some of which became effective upon enactment on January 1, 2020 or later, and some of which were retroactively effective. Some of the SECURE Act provisions that became effective on January 1, 2020, include, without limitation: an increase in the age at which required minimum distributions generally must commence, to age 72, from the previous age of 70 ½; new limitations on the period for beneficiary distributions following the death of the plan participant or individual retirement account (IRA) owner; elimination of the age 70 ½ restriction on IRA contributions (combined with an offset to the amount of eligible qualified charitable distributions by the amount of post-70 ½ IRA contributions); a new exception to the 10 percent additional tax on early distributions for the birth or adoption of a child, which also became an allowable plan distribution event; and, reduction of the earliest permissible age for in-service distributions from pension plans and certain Section 457 plans to 59 ½. Some of the changes in law made by the SECURE Act are complex and still require further regulatory guidance. We have implemented new processes and procedures, where needed, designed to comply with the new requirements.

CARES Act

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 crisis. This legislation contains multiple provisions, including some that provide greater access to assets held in tax-qualified retirement plans and IRAs for qualifying individuals, which have relevance to the products and services offered by Individual Retirement and Group Retirement. The relief provided in the CARES Act includes, among others, temporary liberalization of access to distributions and loans, and loan repayment suspension, for eligible individuals in many defined contribution retirement plans; a waiver of the 10% additional tax on qualifying distributions which otherwise applies to early distributions (generally, prior to age 59 ½) from retirement plans and IRAs; and a temporary waiver of required minimum distributions due to be taken in 2020 from retirement plans and IRAs. We implemented an array of forms, processes and procedures to assist in making these provisions available to plan sponsors, plan participants and IRA owners. All of these temporary provisions expired by the end of 2020. Any additional liberalization would require enactment of new legislation.

COVID-19 Relief Legislation

On December 21, 2020, the House and Senate passed the Consolidated Appropriations Act, 2021 (the Act), which was signed into law on December 27, 2020, to further mitigate the economic impacts of the COVID-19 crisis. The Act contains multiple provisions, including some that impact retirement plans and other that update the fixed interest rate assumptions used to qualify life insurance policies, which have relevance to the products and services offered by Life Insurance, Individual Retirement and Group Retirement. At this time, we cannot predict what or the extent of the impact the provisions of the Act will ultimately have on our Life and Retirement businesses.

Securities, Investment Adviser, Broker-Dealer and Investment Company Regulation

Our investment products and services are subject to applicable federal and state securities, fiduciary, including ERISA, and other laws and regulations. The principal U.S. regulators of these operations include the SEC, Financial Industry Regulatory Authority (FINRA), CFTC, Municipal Securities Rulemaking Board, state securities commissions, state insurance departments and the DOL

Our variable life insurance, variable annuity and mutual fund products generally are subject to regulation as “securities” under applicable federal securities laws, except where exempt. Such regulation includes registration of the offerings of these products with the SEC, as well as recordkeeping, reporting, and other requirements. This regulation also involves the registration of mutual funds and other investment products offered by our businesses, and the separate accounts through which our variable life insurance and variable annuity products are issued, as investment companies under the Investment Company Act of 1940, as amended (Investment Company Act), except where exempt. The Investment Company Act imposes requirements relating to compliance, corporate

14 AIG | 2020 Form 10-K

ITEM 1 | Business

governance, disclosure, recordkeeping, registration and other matters. In addition, the offering of these products may involve filing and other requirements under the securities laws of the states and other jurisdictions where offered, including the District of Columbia and Puerto Rico. Our separate account investment products are also subject to applicable state insurance regulation.

We have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (Exchange Act) and are members of FINRA, and/or are registered as investment advisers under the Investment Advisers Act of 1940, as amended (Advisers Act). In addition to registration requirements, the Exchange Act, the Advisers Act, and the regulations thereunder, impose various compliance, disclosure, qualification, recordkeeping, reporting and other requirements on these subsidiaries and their operations. Broker-dealers and investment advisers, and their licensed representatives, are also subject to standard of care obligations. See – Standard of Care Developments above. State securities laws also impose filing and other requirements on broker-dealers, investment advisers and/or their licensed representatives, except where exempt. The SEC, FINRA and other governmental regulatory bodies also have the authority to examine regulated entities, such as our broker-dealer and investment adviser subsidiaries, and to institute administrative or judicial proceedings that may result in censure, fines, prohibitions or restrictions on activities, or other administrative sanctions.

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

On March 1, 2019, the NYDFS cybersecurity regulation became fully effective, requiring covered financial services institutions to implement a cybersecurity program designed to protect information systems. The regulation imposes specific technical safeguards as well as governance, risk assessment, monitoring and testing, third-party service provider incident response and reporting and other requirements. AIG companies covered by the regulation annually file certifications of compliance. Requirements under the NYDFS’ cybersecurity regulation are similar in many, but not all, respects to those under the NAIC Model Law, as described below.

In October 2017, the NAIC adopted the Insurance Data Security Model Law (NAIC Model Law), which would require insurers, insurance producers and other entities required to be licensed under state insurance laws to develop and maintain a written information security program, conduct risk assessments, oversee the data security practices of third-party service providers and other related requirements. Legislation based on the NAIC Model Law has been enacted in eleven states and may be enacted in other states.

Effective January 1, 2020, California enacted the California Consumer Privacy Act of 2018 (CCPA). The CCPA contains a number of new requirements regarding the personal information of California consumers as defined by the statute, including new individual rights and mandatory disclosures regarding consumers’ personal information. The statute also establishes a private right of action in some cases if consumers’ personal information is subject to a data breach as a result of a business’ failure to implement and maintain reasonable security practices.

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

AIG | 2020 Form 10-K 15

ITEM 1 | Business

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

Legislation in the EU could also affect our international (re)insurance operations. The EU issues Directives and Regulations on a wide range of topics that impact financial services. Insurance companies operating in the EU are subject to the Solvency II framework. The Prudential Regulation Authority, the United Kingdom’s (UK’s) prudential regulator, is the lead prudential supervisor for our new UK entity, American International Group UK Limited (AIG UK). The UK’s Financial Conduct Authority has oversight of AIG UK for consumer protection and competition matters. For example, we are subject to the UK’s Senior Managers and Certification Regime (SMCR), legislation that is intended to reduce harm to consumers and strengthen market integrity by making senior individuals more accountable for their conduct and competence. The SMCR comprises 3 elements: the Senior Managers Regime, which requires that firms appoint an individual with responsibility for each senior management function and subjects such individuals to regulatory pre-approval; the Certification Regime, which requires firms to certify (on an on-going basis) the fitness and propriety of certain employees who could harm the firm, its customers or the market; and the Conduct Rules, which are high-level standards of behavior expected of those working in financial services.

The Luxembourg insurance regulator, the Commissariat aux Assurances, is the insurance regulator for AIG Europe SA, which serves our European Economic Area (EEA) and Swiss policyholders. For information on the UK’s withdrawal of its membership in the EU, see – Brexit. In addition, financial companies that operate in the EU are subject to a range of regulations enforced by the national regulators in each member state in which that firm operates. The EU has also established a set of regulatory requirements under the European Market Infrastructure Regulation (EMIR) that include, among other things, risk mitigation, risk management, regulatory reporting and clearing requirements. Solvency II governs the insurance industry’s solvency framework for the EU, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards. In accordance with Solvency II, the European Commission is required to make a determination as to whether a supervisory regime outside of the EU is “equivalent.”

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

16 AIG | 2020 Form 10-K

ITEM 1 | Business

On December 18, 2018, the U.S. Treasury Department and the Office of the U.S. Trade Representative signed the Bilateral Agreement between the U.S. and the UK on Prudential Measures Regarding Insurance and Reinsurance. The terms of the agreement are substantially similar to the U.S.-EU Covered Agreement. The agreement has been entered into in order to maintain regulatory certainty and market continuity in connection with the UK’s exit from the EU. The agreement is still subject to U.S. and UK internal requirements and procedures. In addition, the agreement notes with respect to the date of entry into force that the UK must take into account its obligations arising in respect of any agreement between the EU and the UK pursuant to Article 50 of the Treaty on European Union, which sets out the process under which an EU member state may withdraw from the EU.

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

The Registrar of Companies (the ROC) regulates the compliance by AIG’s entities in Bermuda which carry on a Relevant Activity, as defined in Bermuda’s Economic Substance Act 2018 and related Economic Substance Regulations 2018 (as amended, the ES Laws). The purpose of the ES Laws is to ensure that Bermuda does not facilitate the use of structures which attract profits but which do not reflect real economic activity that is being undertaken in Bermuda. The ROC imposes the filing of an annual declaration form demonstrating compliance with the requirements of the ES Laws by entities which carry on a Relevant Activity.

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

We also are subject to other international laws and regulations that require financial institutions and other businesses to protect personal and other sensitive information and provide notice of their practices relating to the collection, disclosure and other processing of personal information and to obtain consent pertaining to such processing. We are also subject to laws and regulations requiring notification to affected individuals and regulators of security breaches. In addition, we must comply with laws and regulations regarding data localization and the cross-border transfer of information, an example of which is described below.

On July 16, 2020, the European Court of Justice (Court) ruled that the protection provided by the EU-U.S. privacy shield with respect to data export mechanisms used to transfer personal data from the EEA to the U.S. was inadequate. On November 10, 2020, the European Data Protection Board (EDPB) adopted recommendations outlining European data protection authorities' expectations for how data exporters, supported by data importers, should approach international cross-border data transfers of personal data following the Court’s decision. Such approach includes suggested supplemental technical, organizational and contractual measures companies can adopt to help comply with GDPR and protect against overreaching government surveillance outside of Europe.

For additional information on U.S. privacy, data protection and cybersecurity regulation, see U.S. Regulation – Privacy, Data Protection and Cybersecurity.

AIG | 2020 Form 10-K 17

ITEM 1 | Business

FSB and IAIS

The Financial Stability Board (FSB) consists of representatives of national financial authorities of the G20 countries. The FSB itself is not a regulator but is focused primarily on promoting international financial stability. It does so by coordinating the work of national financial authorities and international standard-setting bodies as well as developing and promoting the implementation of regulatory, supervisory and other financial policies. The FSB has issued a series of frameworks and recommendations to address such issues as systemic financial risk, financial group supervision, capital and solvency standards, effective recovery and resolution regimes, corporate governance including compensation, and a number of related issues associated with responses to the financial crisis.

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

The IAIS has adopted a Holistic Framework for the assessment and mitigation of systemic risk in the insurance sector, for implementation beginning in 2020. The Holistic Framework recognizes that systemic risk can emanate from specific activities and exposures arising from either sector-wide trends or concentrations in individual insurers. The Holistic Framework consists of:

• an enhanced set of supervisory policy measures for macroprudential purposes (including supervisory requirements applied to insurers targeting liquidity risk, macroeconomic exposure, and counterparty exposure; enhanced macroprudential supervision; crisis management and planning; and supervisory powers of intervention),

• an annual IAIS global monitoring exercise to assess trends and to detect the potential build-up of systemic risks (including an assessment of the possible concentration of systemic risks at individual insurers),

• mechanisms for collective IAIS discussion and assessment, including coordinated supervisory responses when needed, and

• an IAIS assessment of the consistency of implementation across jurisdictions.

In light of the IAIS adoption of the Holistic Framework, the FSB decided to continue its suspension of the identification of global systemically important insurers (G-SII). In November 2022, based on the initial years of implementation of the Holistic Framework, the FSB will review the need to either discontinue or re-establish an annual identification of G-SIIs.

18 AIG | 2020 Form 10-K

ITEM 1 | Business

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

Brexit

On June 23, 2016, the UK held a referendum in which a majority voted for the UK to withdraw its membership in the EU, commonly referred to as Brexit. The UK left the EU on January 31, 2020. Under the negotiated withdrawal agreement, there was an 11 month “transition period” during which EU rules continued to apply in the UK and the UK and EU negotiated their future relationship. On December 24, 2020, a Trade and Cooperation Agreement (TCA) was reached between the UK and the EU which applies provisionally from January 1, 2021 until February 28, 2021, and is expected to be extended until April 30, 2021. While the TCA covers areas like economic and security co-operation, tariff-free trade in goods, social security coordination, law enforcement and judicial cooperation in criminal matters, among others, it is largely silent on financial services which are expected to be addressed in subsequent negotiations.

AIG has significant operations and employees in the UK and other EU member states. Prior to December 1, 2018, our General Insurance business operated through AIG Europe Limited (AEL), a UK-incorporated insurer with branches across the EEA. These branches operated through the EU concept of Freedom of Establishment, which allows an insurer in any member state to establish branch operations in any other member state but with a single capital pool and a single prudential regulator (which in this case was the UK’s Prudential Regulation Authority as AEL was UK-authorized). In addition, the various establishments of AEL were able to sell insurance products across borders into other member states under the EU principle of Freedom of Services. The UK government did not pursue continued UK membership of the EU single market and so AEL’s structure would not have remained efficient or able to take advantage of these freedoms beyond the transitional period.

As a result, in order to prepare for Brexit, on December 1, 2018, we completed a reorganization of our operations and legal entity structure in the UK and the EU through the establishment of a new European subsidiary in Luxembourg, AIG Europe S.A. (AESA), which has branches across the EEA and Switzerland, and a new UK subsidiary, AIG UK. Business written by AEL’s branches in the remaining EEA countries was transferred to AESA, along with business previously written on a Freedom of Services basis from AEL’s UK operations. The remaining business written by AEL’s UK operations was transferred to AIG UK and AEL was merged into AESA, allowing AIG to operate in both the EEA and UK on a standalone basis.

This reorganization addressed the uncertainty for UK insurers generated by Brexit because it ensured that notwithstanding the loss of Freedom of Establishment and Freedom of Services in the EU for UK financial institutions, AIG will be able to continue to service and pay claims on existing policies, and write new and renewal business where the insured risk is located in the remaining EEA countries. AIG has also put measures in place to adapt to other changes arising from Brexit such as the issuance of additional documentation to motorists it insures who travel cross border and continues to monitor other risks including, for example, the effect of the ending of the transition period and the TCA on the wider UK and EU economies and on its investments.

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

AIG | 2020 Form 10-K 19

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

20 AIG | 2020 Form 10-K

ITEM 1A | Risk Factors

ITEM 1A | Risk Factors

Risk Factor Summary

The following is a summary of the material risks and uncertainties that could adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Market Conditions

• COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto.

• Deterioration of economic conditions, geopolitical tensions or weakening in global capital markets may materially affect our businesses, results of operations, financial condition and liquidity.

• Sustained low, declining or negative interest rates, or rapidly increasing interest rates, have materially and adversely affected and may continue to materially and adversely affect our profitability.

Reserves and Exposures

• The amount and timing of insurance and reinsurance liability claims are difficult to predict and such claims may exceed the related liability for unpaid losses and loss adjustment expenses or future policy benefits, or the liabilities associated with certain guaranteed benefits and indexed features accounted for as embedded derivatives at fair value.

• Reinsurance may not be available or affordable and may not be adequate to protect us against losses.

• Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events.

• Concentration of our insurance, reinsurance and other risk exposures may have adverse effects.

• Following the Majority Interest Fortitude Sale, our largest reinsurance counterparty, Fortitude Re, is no longer affiliated with us, and a failure by Fortitude Re to perform its obligations could have a material effect on our business, results of operations or liquidity and the accounting treatment of our reinsurance agreements with Fortitude Re could also lead to volatility in our net income.

• Interest rate fluctuations, increased lapses and surrenders, declining investment returns and other events may require our subsidiaries to accelerate the amortization of deferred policy acquisition costs (DAC) and record additional liabilities for future policy benefits.

• Losses due to nonperformance or defaults by counterparties can materially and adversely affect the value of our investments, our profitability and sources of liquidity.

• Climate change may adversely affect our business and financial condition.

Investment Portfolio and Concentration of Investments

• Our investment portfolio is concentrated in certain segments of the economy, and the performance and value of our investment portfolio are subject to a number of risks and uncertainties, including changes in interest rates and credit spreads.

• Our valuation of investments and derivatives may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations, financial condition and liquidity or lead to volatility in our net income.

Liquidity, Capital and Credit

• AIG Parent’s ability to access funds from our subsidiaries is limited.

• Our internal sources of liquidity may be insufficient to meet our needs, including providing capital that may be required by our subsidiaries.

• We may not be able to generate cash to meet our needs due to the illiquidity of some of our investments.

• A downgrade in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their retention of customers and in-force business and retaining customers and business, and a downgrade in our credit ratings could adversely affect our business, our results of operations or our liquidity.

AIG | 2020 Form 10-K 21

ITEM 1A | Risk Factors

• Changes in the method for determining LIBOR and the upcoming phasing out of LIBOR and uncertainty related to LIBOR replacement rates may affect our business and results of operations.

Business and Operations

• No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, the separation could cause the emergence or exacerbate the effects of other risks to which AIG is exposed.

• Failure to effectively execute on AIG 200 could result in costs that are greater than expected, savings that are less than expected and disruption to our businesses that could have a material effect on our operations or financial condition.

• Pricing for our products is subject to our ability to adequately assess risks and estimate losses.

• Guarantees within certain of our products may increase the volatility of our results.

• Our foreign operations expose us to risks that may affect our operations.

• Our restructuring initiatives may not yield our expected reductions in expenses and improvements in operational and organizational efficiency.

• We may experience difficulty in marketing and distributing products through our current and future distribution channels and the use of third parties may result in additional liabilities.

• We are exposed to certain risks if we are unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data, which could compromise our ability to conduct business and adversely affect our consolidated financial condition or results of operations.

• Third parties we rely upon to provide certain business and administrative services on our behalf may not perform as anticipated, which could have an adverse effect on our business and results of operations.

• Business or asset acquisitions and dispositions may expose us to certain risks.

• Significant legal proceedings may adversely affect our results of operations or financial condition.

• Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

Regulation

• Our businesses are heavily regulated and changes in laws and regulations may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability.

• Actions by foreign governments, regulators and international standard setters could result in substantial additional regulation to which we may be subject.

Estimates and Assumptions

• Estimates used in the preparation of financial statements and modeled results used in various areas of our business may differ materially from actual experience.

• If our businesses do not perform well and/or their estimated fair values decline, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax assets, which could have a material adverse effect on our results of operations and financial condition.

Competition and Employees

• We face intense competition in each of our businesses.

• Competition for employees in our industry is intense, and managing key employee succession is critical to our success. We may not be able to attract and retain the key employees and highly skilled people we need to support our business.

22 AIG | 2020 Form 10-K

ITEM 1A | Risk Factors

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

MARKET CONDITIONS

COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto. The COVID-19 crisis, and the governmental and regulatory responses thereto, are causing ongoing economic and societal disruption. We are continually assessing the impact and, due to the evolving and disruptive nature of the COVID-19 crisis, cannot estimate its ultimate impact on our business, financial condition and results of operations. We also cannot, at this time, estimate the full extent to which the crisis has caused and will continue to cause certain risks to our global business, including those discussed herein, to be heightened or realized.

Adverse changes and developments affecting the global economy, including the significant global economic downturn and increased volatility in financial and capital markets and credit spreads, individually and in the aggregate, have had and may continue to have negative effects on our overall investment portfolio. While, to date, the short-term economic impacts of COVID-19 have been largely offset by intervention taken by governments and monetary authorities, it remains difficult to quantify the potential long-term financial impacts on our investment portfolio. Further, as the COVID-19 crisis continues, there can be no assurance that governments and monetary authorities will continue to intervene and if they do, whether such intervention will be successful. Within our investment portfolio, there is concentrated exposure to certain segments of the economy, including real estate and real estate-related investments, which exposes us to negative impacts from the deferral of mortgage payments, renegotiated commercial mortgage loans or outright mortgage defaults, as well as significant exposure to certain industries negatively impacted by the economic downturn, such as energy. There is also the potential for permanent or longer term acceleration in macro trends such as work from home and online shopping that may negatively impact elements of our investment portfolio such as commercial real estate.

Moreover, continued low interest rates and the slowdown in the U.S. or global economy, which may continue or increase in severity, have adversely affected and may continue to adversely affect the values of, and the performance of and cash flows derived from, some of the investment assets we hold. These circumstances may also lead to increased defaults or distressed situations among the investments in our investment portfolio. In addition, actions taken by governments as well as monetary authorities such as the FRB have been implemented to curtail the impact of economic disruption in the capital markets. The discontinuation of such programs in advance of substantial economic recovery could adversely impact the performance of our investment portfolio. Finally, market volatility has created and may continue to create dislocations, decreases or variations in observable market activity or availability of information used in the valuation of our assets and liabilities, which could negatively impair the estimates and assumptions used to run our business or result in greater variability and subjectivity in our investment decisions.

AIG | 2020 Form 10-K 23

ITEM 1A | Risk Factors

Furthermore, market disruptions and uncertainty have negatively affected and may negatively affect our credit ratings or ratings outlook or our ability to generate or access liquidity we may need to operate our business and meet our obligations, including to pay interest on our debt, discharge or refinance our maturing debt obligations, meet capital needs of our subsidiaries, and to satisfy our regulatory capital and liquidity ratios. If the economic downturn persists or worsens, or economic recovery is prolonged, an increased number of clients and policyholders may face difficulty paying insurance premiums and global regulators may seek to implement new or renew existing premium relief measures to alleviate such difficulties, especially as certain industries, such as travel, are dislocated, which could impair our cash flows. As a holding company, AIG Parent depends on dividends, distributions and other payments from its subsidiaries for its liquidity needs; these subsidiaries’ ability to pay dividends, make distributions or otherwise generate parent liquidity may, depending on the scope, severity and duration of the COVID-19 crisis, be reduced to the extent they are unable to generate sufficient distributable income or in the event regulators suspend or otherwise restrict dividends or other payments from subsidiaries to parent companies. We also depend on access to capital markets and other financing sources, including our $4.5 billion revolving syndicated credit facility, and access to these funding sources may become restricted or unavailable, and the terms on which additional financing is available may be adversely affected or limited, if the COVID-19 crisis continues to impair the global economy.

Our insurance businesses have experienced and may continue to experience increased claim volume under our Life and Retirement Insurance products, which are offered primarily in the U.S., the jurisdiction that currently has the highest number of COVID-19 cases and deaths worldwide, and our General Insurance policies, which are offered both in the U.S. and internationally, including commercial property (business interruption), travel, trade credit, accident and health, workers’ compensation, directors and officers, event cancellation and liability insurance. Beginning in March 2020, we experienced an increase in mortality claims, which we expect to continue until the COVID-19 crisis subsides, and decreased demand for certain of our insurance product lines, such as travel insurance, and it is unclear when such demand will return. In addition, COVID-19 adversely affected our premiums and deposits in some of our insurance lines, including our Life and Retirement products. If the economic contraction continues or increases in severity, or the economic recovery is prolonged, we expect these impacts will continue in 2021 and possibly beyond. Further, our policies with premium adjustment features tied to exposure levels, as is the case in certain specialty and casualty lines, may be triggered, resulting in premium reductions. In response to the COVID-19 crisis and the resulting ongoing adverse, economic, financial and market impacts, we have made and may continue to make changes to underwriting guidelines or product design. We may also incur higher expenses in our insurance businesses and higher legal costs as a result of coverage disputes, including class actions and other proceedings that have been or may in the future be filed against us, our insureds, or others in the United States, the UK or other jurisdictions seeking coverage for COVID 19-related losses or alleging bad-faith denials of coverage for such losses. The outcome of coverage decisions may in turn affect the perceived value of the products we offer and therefore the demand for them.

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

Increased economic uncertainty or increased unemployment resulting from the economic impacts of the COVID-19 crisis have resulted and may continue to result in policyholders cancelling or not renewing insurance policies or may result in policyholders seeking sources of liquidity such as policy loans and withdrawals at rates greater than expected. If policyholder behavior, including lapse and surrender rates, significantly exceed or vary from our expectations, it could have a material adverse effect on our business, requiring our subsidiaries to accelerate the amortization of deferred policy acquisition costs and record additional liabilities for future policy benefits.

24 AIG | 2020 Form 10-K

ITEM 1A | Risk Factors

Government officials have recommended or mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas, social distancing requirements, stay-at-home orders and similar measures. As a result, we implemented work-from-home business continuity plans for non-essential staff globally. Our results may be adversely impacted by these and other actions taken to contain or reduce the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. Moreover, the extended remote work environment puts stress on our business continuity plans and may prove them to be less effective than expected. Our business operations may also be significantly disrupted if our critical workforce, key vendors, third-party providers or other counterparties we transact business with, are unable to work effectively, including because of illness, quarantines, government and regulatory actions in response to COVID-19 or other reasons, or if the technology on which our remote business operations rely, some of which is developed and maintained by third parties, is disrupted or impaired or becomes unavailable. Certain pre-existing operational risks have been and may continue to be exacerbated, notably with respect to potential phishing or other cybersecurity-related events and our increased reliance on technology, including technology of our employees and service providers. Other pre-existing operational risks, such as privacy incidents, fraud, operational resilience and risks related to the operations and resiliency of our vendors, third-party providers and other counterparties, may also be exacerbated. Further, significant disruption to our businesses could adversely affect the timing or terms of, or our ability to execute, key business strategies, transactions and initiatives, such as the separation of the Life and Retirement business and AIG 200, resulting in higher costs or reduced savings or lower profit than was expected.

As noted herein, legislative and regulatory initiatives and court decisions following major catastrophes (such as pandemics) could require us to pay insureds beyond the provisions of their original insurance policies and may prohibit the application of a deductible, resulting in inflated and unanticipated catastrophe claims; or impose other restrictions after the occurrence thereof, which would reduce our ability to mitigate exposure. For example, COVID-19 has given rise to regulatory measures intended to encourage or require insurers to assist policyholders adversely impacted by COVID-19 (in some cases with retroactive effect), including lapse, payment or rate increase moratoriums, premium refunds, contributions to relief funds and similar measures. While some of these legislative and regulatory initiatives have expired, with the resurgence of the COVID-19 virus, legislative and regulatory authorities have extended certain of these initiatives and may seek to renew or impose more of them until the COVID-19 crisis subsides. These initiatives could impair our cash flows and, without regulatory relief, could reduce our subsidiaries’ capital ratios. In addition, in certain jurisdictions legislative initiatives have emerged requiring contribution to relief funds or threatening to require insurers to provide insurance coverage beyond the scope of the original contract by re-writing contracts on a retroactive basis, including with respect to the availability of business interruption coverage in commercial property policies, or creating insurance solutions prospectively. Such legislative and regulatory initiatives or court decisions could result in requirements or restrictions that negatively impact our business operations or require us to pay beyond the provisions of original insurance policies and assumed reinsurance contracts. Finally, the adverse impacts of COVID-19 on Federal and state tax revenues could lead to increased taxes and assessments on insurers in order to address budget shortfalls.

Models utilizing historic information on correlations among macroeconomic factors, our insurance products and our investment portfolio may not reflect the relationship between macroeconomic factors, our insurance products and our investment portfolio in the current environment, as a result of the unique nature of the pandemic and the intervention by regulators monetary authorities to mitigate the impacts on policyholders and the broader economy. This could increase volatility in estimates.

Due to the evolving and disruptive nature of the COVID-19 crisis, we cannot estimate its ultimate impact at this time. Depending on the scope, severity and duration of the COVID-19 crisis, the events described above have adversely affected and may continue to have an adverse effect, which could be material, on our business, results of operations and financial condition. In addition, we could experience other potential impacts as a result of COVID-19, including, but not limited to, potential impairment charges to the carrying amounts of goodwill, deferred tax assets, and increased reserve builds to levels that are difficult to accurately estimate. Further, new and potentially unforeseen risks beyond those described above and in other Risk Factors herein may arise as a result of the COVID-19 crisis and the actions taken by governmental and regulatory authorities to mitigate its impact. Even after the crisis subsides, it is possible that the U.S. and other major economies will experience a prolonged recession or a prolonged economic recovery, in which event our businesses, results of operations and financial condition could be materially and adversely affected.

See also “Reinsurance may not be available or affordable and may not be adequate to protect us against losses” and “Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events” below.

Deterioration of economic conditions, geopolitical tensions or weakening in global capital markets may materially affect our businesses, results of operations, financial condition and liquidity. Our businesses are highly dependent on global economic and market conditions. Weaknesses in economic conditions and the capital markets or market volatility have in the past led, and may in the future lead to, among other consequences, a poor operating environment, erosion of consumer and investor confidence, reduced business volumes, deteriorating liquidity and declines in asset valuations. Adverse economic conditions may result from global economic and political developments, including plateauing business activity and inflationary pressures in developed

AIG | 2020 Form 10-K 25

ITEM 1A | Risk Factors

economies, civil unrest, uncertainty surrounding China’s ability to successfully maintain growth as well as ongoing trade disputes between the U.S. and China, the effects of Brexit (as defined below) on business investment, hiring, migration and labor supply and intensifying trade protectionism including through tariffs, subsidies and other government actions. These and other market, economic, and political factors could have a material adverse effect on our businesses, results of operations, financial condition and liquidity in many ways, including (i) lower levels of consumer and commercial business activities that have decreased and may continue to decrease revenues and profitability and thus impair goodwill, deferred tax assets or other long-term assets, (ii) widening of credit spreads and higher than expected defaults that could reduce investment asset valuations, increase credit losses across numerous asset classes, and increase statutory capital requirements, (iii) increased market volatility and uncertainty that could decrease liquidity, increase borrowing costs and limit access to capital markets, (iv) the reduction of investment income generated by our investment portfolio, (v) disruption to our business operations in countries experiencing geopolitical tensions as well as increased costs associated with meeting customer needs in such regions, and (vi) impeding our ability to execute strategic transactions. Other ways in which we have in the past been, and could in the future be, negatively affected by economic conditions include, but are not limited to: increases in policy surrenders and cancellations; write-offs of deferred policy acquisition costs; increases in liability for future policy benefits due to loss recognition on certain long-duration insurance and reinsurance contracts; and increases in expenses associated with third-party reinsurance, or decreased ability to obtain reinsurance at acceptable terms.

For a discussion regarding the effects of the COVID-19 crisis on the global economy, see “COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto” above.

Sustained low, declining or negative interest rates, or rapidly increasing interest rates, have materially and adversely affected and may continue to materially and adversely affect our profitability. Interest rates have been declining globally, including in the United States, and in many cases, at or near historic lows. Changes in interest rates may be correlated with inflation trends, which would impact our loss trends. Sustained low interest rates have negatively affected and may continue to negatively affect the performance of our investments and reduce the level of investment income earned on our investment portfolios. We experience lower investment income as well as lower sales of new Life and Retirement insurance products and policies when a low or declining U.S. interest rate environment persists, and/or interest rates turn or, in certain circumstances remain negative across various global economies. For example, the low interest rate environment has negatively affected sales of interest rate sensitive products in our industry and negatively impacted the profitability of our existing business as we reinvest cash flows from investments, including due to increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. Due to practical and capital markets limitations, we have not been and may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities. Continued low levels of interest rates have and could continue to impair our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued.

On the other hand, in periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. Therefore, we may have to accept a lower investment spread and, thus, lower profitability, or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. These impacts may result in significant cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which could result in realized investment losses. An increase in interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that constitute a substantial portion of our investment portfolio. This in turn could adversely affect our ability to realize our deferred tax assets.

Reserves and Exposures

The amount and timing of insurance and reinsurance liability claims are difficult to predict and such claims may exceed the related liability for unpaid losses and loss adjustment expenses or future policy benefits, or the liabilities associated with certain guaranteed benefits and indexed features accounted for as embedded derivatives at fair value. We regularly review the adequacy of the established liability for unpaid losses and loss adjustment expenses or future policy benefits, as well as liabilities associated with certain guaranteed benefits and indexed features accounted for as embedded derivatives at fair value. We also conduct extensive analyses of our reserves and embedded derivatives during the year. Our liability for unpaid losses and loss adjustment expenses, future policy benefits and embedded derivatives, however, may develop adversely and materially impact our businesses, results of operations, financial condition and liquidity.

26 AIG | 2020 Form 10-K

ITEM 1A | Risk Factors

For General Insurance, estimation of ultimate net losses, loss expenses and the liability for unpaid losses and loss adjustment expenses is a complex process, particularly for both long-tail and medium-tail liability lines of business. These lines include, but are not limited to, excess casualty, workers’ compensation, general liability, commercial automobile liability, environmental and crisis management coverages, Financial Lines, insurance and risk management programs for large corporate customers and other customized structured insurance products, as well as excess and umbrella liability, errors and omissions, products liability, programs and specialty. There is also greater uncertainty in establishing reserves with respect to new business, particularly new business that is generated with respect to more recently introduced product lines. In these cases, there is less historical experience or knowledge and less data upon which the actuaries can rely. Estimating reserves is further complicated by unexpected claims or unintended coverages that emerge due to changing conditions, such as unanticipated claims as a result of COVID-19. These emerging issues may increase the size or number of claims beyond our underwriting intent and may not become apparent for many years after a policy is issued.

While we use a number of analytical reserve development techniques to project future loss development, the liability for unpaid losses and loss adjustment expenses has been and may continue to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the liability for unpaid losses and loss adjustment expenses. For example, in 2018, we recorded net adverse prior year development of $366 million, in adjusted pre-tax income (loss), to strengthen our General Insurance liability for unpaid losses and loss adjustment expenses, reflecting adverse development in classes of business with long reporting tails, primarily in Casualty and Financial Lines. Whereas, in 2020 and 2019, we recorded favorable net development of $76 million and $294 million, respectively, including $396 million and $442 million in 2020 and 2019, respectively, in U.S. Workers’ Compensation. These changes in loss cost trends or loss development factors could be due to changes in actual versus expected claims and losses, difficulties in predicting changes, such as changes in inflation, unemployment duration, or other social or economic factors affecting claims, including the effects of the COVID-19 crisis, judicial and legislative approaches, and changes in the tort environment. Any deviation in loss cost trends or in loss development factors might not be identified for an extended period of time after we record the initial loss reserve estimates for any accident year or number of years.

For Life and Retirement, establishment and ongoing calculations of future policy benefits is a complex process, with significant judgmental inputs and assumptions. Experience may develop adversely such that additional reserves must be established or the value of embedded derivatives may increase. Adverse experience could arise out of a severe short-term event such as a pandemic or changes to policyholder behavior during stressed economic periods, or due to misestimation of long-term assumptions such as mortality, mortality improvement, interest rate, equity market and expense assumptions. Certain variables, such as policyholder behavior can be difficult to estimate and have a significant impact on reserves and embedded derivatives. Life and Retirement future policy benefits and embedded derivatives and related assumptions are reviewed regularly and we regularly carry out loss recognition and cash flow testing.

For a further discussion of our loss reserves see Item 7. MD&A – Critical Accounting Estimates – Insurance Liabilities – Loss Reserves and Insurance Reserves – Loss Reserves and Note 13 to the Consolidated Financial Statements.

For more information regarding these products see Notes 5 and 14 to the Consolidated Financial Statements, Item 1. Business – Regulation, and Item 7. MD&A – Critical Accounting Estimates – Guaranteed Benefit Features of Variable Annuity Products.

Reinsurance may not be available or affordable and may not be adequate to protect us against losses. Our subsidiaries are major purchasers of third-party reinsurance and we use reinsurance as part of our overall risk management strategy. Our reinsurance business also purchases retrocessional reinsurance, which allows a reinsurer to cede to another company all or part of the reinsurance obligations originally assumed by the reinsurer. While reinsurance does not discharge our subsidiaries from their obligation to pay claims for losses insured or reinsured under our policies, it does make the reinsurer liable to the subsidiaries for the reinsured portion of the risk. For this reason, reinsurance is an important tool to manage transaction and insurance line risk retention and to mitigate losses, including as a result of catastrophes. Market conditions beyond our control may impact the availability and cost of reinsurance or retrocessional reinsurance and could have a material adverse effect on our business, results of operations and financial condition. For example, reinsurance may be more difficult or costly to obtain after a year with a large number of major catastrophes. We may, at certain times, be forced to incur additional costs for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms. In the latter case, we would have to accept an increase in exposure to risk, reduce the amount of business written by our subsidiaries or seek alternatives in line with our risk limits or a combination thereof.

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

AIG | 2020 Form 10-K 27

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

We currently have limited catastrophe reinsurance coverage for terrorist attacks. Further, the availability of private sector reinsurance for terrorism is limited. We benefit from the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA), which provides U.S. government risk assistance to the insurance industry to manage the exposure to terrorism incidents in the U.S. TRIPRA was reauthorized in December 2019 for a further seven years. Under TRIPRA, once our losses for certain acts of terrorism exceed a deductible equal to 20 percent of our direct commercial property and casualty insurance premiums for covered lines for the prior calendar year, the federal government will reimburse us for 80 percent of losses in excess of our deductible, up to a total industry program limit of $100 billion. TRIPRA does not cover losses in certain lines of business such as personal property and personal casualty. We also rely on the government sponsored and government arranged terrorism reinsurance programs, including pools, in force in applicable non-U.S. jurisdictions.

For additional information on our reinsurance recoverable, see Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Reinsurance Activities – Reinsurance Recoverable.

For a discussion regarding the impact of the Majority Interest Fortitude sale on our reinsurance program, see “Following the Majority Interest Fortitude Sale, our largest reinsurance counterparty, Fortitude Re, is no longer affiliated with us, and a failure by Fortitude Re to perform its obligations could have a material effect on our business, results of operations or liquidity and could also lead to volatility in our net income” below.

For a discussion regarding the effects of the COVID-19 crisis on our reinsurance program, see “COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto” above.

Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events. Events such as hurricanes, windstorms, hailstorms, flooding, earthquakes, wildfires, solar storms, war or other military action, acts of terrorism, explosions and fires, cyber-crimes, product defects, pandemics, such as COVID-19, and other highly contagious diseases, mass torts, civil unrest and other catastrophes have adversely affected our business in the past and could do so in the future. For example, we incurred pre-tax catastrophe losses of $2.4 billion in 2020, which included losses in our General Insurance business from the COVID-19 crisis, windstorms and hailstorms, hurricanes, wildfires and civil unrest, and pre-tax catastrophe losses of $1.3 billion in 2019, which included losses from typhoons in Japan, Hurricane Dorian, a tornado in Dallas and wildfires in California.

Catastrophic events, and any relevant regulations, could result in losses in any business in which we operate, and could expose us to:

• widespread claim costs associated with property, workers’ compensation, accident and health, travel, business interruption and mortality and morbidity claims;

• loss resulting from a decline in the value of our invested assets;

• limitations on our ability to recover deferred tax assets;

• loss resulting from actual policy experience that is adverse compared to the assumptions made in product pricing;

• revenue loss due to decline in customer base;

• declines in value and/or losses with respect to companies and other entities whose securities we hold and counterparties we transact business with and have credit exposure to, including reinsurers; and

• significant disruptions to our physical infrastructure, systems and operations.

Natural and man-made catastrophic events are generally unpredictable. Our exposure to catastrophe-related loss depends on various factors, including the frequency and severity of the catastrophes, the availability of reinsurance, the rate of inflation and the value and geographic or other concentrations of insured companies and individuals. Vendor models and proprietary assumptions and processes that we use to manage catastrophe exposure may prove to be ineffective due to incorrect assumptions or estimates. For example, modeling for terrorism, cyber events and pandemics may be more difficult and less reliable.

28 AIG | 2020 Form 10-K

ITEM 1A | Risk Factors

In addition, legislative and regulatory initiatives and court decisions following major catastrophes (both natural and man-made) could require us to pay the insured beyond the provisions of the original insurance policy and may prohibit the application of a deductible, resulting in inflated and unanticipated claims; or impose other restrictions after the occurrence of a major catastrophe, which would reduce our ability to mitigate exposure.

For further details on potential catastrophic events, including a sensitivity analysis of our exposure to certain catastrophes, see Item 7. MD&A – Enterprise Risk Management – Insurance Risks.

For a discussion regarding the effects of climate change on our business, see “Climate change may adversely affect our business and financial condition” below.

For a discussion regarding the effects of the COVID-19 crisis on our business, see “COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto” above.

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

In addition, the proposed separation of our Life and Retirement business, if consummated, could increase the materiality of these potential concentrations in the remaining portfolio. For further discussion of risks associated with the separation of the Life and Retirement business from AIG, see “No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, the separation could cause the emergence or exacerbate the effects of other risks to which AIG is exposed” below.

Also see Item 7. MD&A – Business Segment Operations – General Insurance – Business Strategy and – Outlook – Industry and Economic Factors, and Item 7. MD&A – Business Segment Operations – Life and Retirement – Business Strategy and – Outlook – Industry and Economic Factors.

Following the Majority Interest Fortitude Sale, our largest reinsurance counterparty, Fortitude Re, is no longer affiliated with us, and a failure by Fortitude Re to perform its obligations could have a material effect on our business, results of operations or liquidity and the accounting treatment of our reinsurance agreements with Fortitude Re could also lead to volatility in our net income. As of June 2, 2020, we consummated the Majority Interest Fortitude Sale, upon which Fortitude Holdings, the parent of Fortitude Re, became controlled 71.5% by affiliates of The Carlyle Group Inc. and 25% by affiliates of T&D Holdings, Inc., and our ownership interest in Fortitude Holdings was reduced to 3.5%. As of December 31, 2020, approximately $30.5 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $4.1 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. While we retained a seat on the board of managers of Fortitude Holdings, our ability to influence its operations going forward will be very limited. Our subsidiaries continue to remain primarily liable to policyholders under the business reinsured with Fortitude Re. As a result, and if Fortitude Re is unable to successfully operate independently, or other issues arise that affect its financial condition or ability to satisfy or perform its obligations to our subsidiaries under the various reinsurance arrangements in force between Fortitude Re and such subsidiaries, we could experience a material adverse effect on our results of operations and liquidity to the extent the amount of collateral posted in respect of our reinsurance receivable is inadequate. Further, upon the occurrence of certain triggers on the part of Fortitude Re under the applicable reinsurance agreements, our subsidiaries may elect or may be required, to recapture the business ceded under such reinsurance agreements, which would result in a substantial increase to our net insurance liabilities. In addition, pursuant to certain risk-sharing arrangements, AIG may be required to pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur on or prior to December 31, 2023, up to a maximum payment of $500 million.

Furthermore, the accounting treatment for the various reinsurance agreements can lead to volatility in our net income. These reinsurance transactions between AIG and Fortitude Re were structured as modified coinsurance (modco) for the Life and Retirement Run-Off Lines and loss portfolio transfer arrangements with funds withheld (funds withheld) for the General Insurance Run-Off Lines.

AIG | 2020 Form 10-K 29

ITEM 1A | Risk Factors

In modco and funds withheld arrangements, the investments supporting the reinsurance agreements, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AIG and its subsidiaries) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as AIG maintains ownership of these investments, AIG will maintain its existing accounting for these assets (e.g., the changes in fair value of available for sale securities will be recognized within other comprehensive income). As a result of the deconsolidation resulting from the Majority Interest Fortitude Sale, AIG has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized capital gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.

For further discussion on the sale of Fortitude Holdings see Item 7 MD&A – Consolidated Results of Operations.

For further discussion of our exposure to credit risk of reinsurers, see “Reinsurance may not be available or affordable and may not be adequate to protect us against losses” above.

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

DAC for investment-oriented products is generally amortized in proportion to actual and estimated gross profits. Estimated gross profits are affected by a number of factors, including levels of current and expected interest rates, net investment income and spreads, net realized capital gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience and equity market returns and volatility. If actual and/or future estimated gross profits are less than originally expected, then the amortization of these costs would be accelerated in the period this is determined and would result in a charge to income. For example, if interest rates rise rapidly and significantly, customers with policies that have interest crediting rates below the current market may seek competing products with higher returns and we may experience an increase in surrenders and withdrawals of life and annuity contracts, and thereby a strain on cash flow. Additionally, this would also result in a decrease in expected future profitability and an acceleration of the amortization of DAC, and therefore lower than expected pre-tax income earned during the then current period.

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

For further discussion of DAC and future policy benefits, see Item 7. MD&A – Critical Accounting Estimates and Notes 9 and 13 to the Consolidated Financial Statements.

Losses due to nonperformance or defaults by counterparties can materially and adversely affect the value of our investments, our profitability and sources of liquidity. We are exposed to credit risk arising from exposures to various counterparties related to investments, derivatives, premiums receivable, certain General Insurance businesses and reinsurance recoverables. These counterparties include, but are not limited to, issuers of fixed income and equity securities we hold, borrowers of loans we hold, customers, trading counterparties, counterparties under swaps and other derivatives contracts, reinsurers, corporate and governmental entities whose payments or performance we insure, joint venture partners, clearing agents, exchanges, clearing houses and other third parties, financial intermediaries and guarantors. These counterparties may default on their obligations to us due to bankruptcy, insolvency, receivership, financial distress, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention and other reasons. In addition, for exchange-traded derivatives, such as futures, options as well as "cleared" over-the-counter derivatives, we are generally exposed to the credit risk of the relevant central counterparty clearing house and futures commission merchants through which we clear derivatives. Defaults by these counterparties on their obligations to us could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity.

30 AIG | 2020 Form 10-K

ITEM 1A | Risk Factors

Additionally, if the underlying assets supporting the structured securities we invest in are expected to default or actually default on their payment obligations, our securities may incur losses.

Climate change may adversely affect our business and financial condition. AIG supports the scientific consensus that climate change is a reality of increasing global concern. Climate change, indicated by higher concentrations of greenhouse gases, a warming atmosphere and ocean, wildfires, diminished snow and ice, and sea level rise, appears to have contributed to unpredictability, increase in the frequency and severity of natural disasters and the creation of uncertainty as to future trends and exposures. As such, climate change potentially poses serious financial implications for the insurance industry in areas such as underwriting, claims and investments, as well as risk capacity, financial reserving and operations.

Climate change exposes us to physical risks which may challenge our ability to effectively underwrite, model and price catastrophe risk particularly if the frequency and severity of catastrophic events such as pandemics, hurricanes, tornadoes, floods, wildfires and windstorms and other natural disasters continue to increase. For example, losses resulting from actual policy experience may be adverse as compared to the assumptions made in product pricing as well as mortality assumptions and our ability to mitigate our exposure may be reduced.

Climate change-related risks may also adversely impact the value of the securities that we hold or lead to increased credit risk of other counterparties we transact business with, including reinsurers. Our reputation or corporate brand could also be negatively impacted as a result of changing customer or societal perceptions of organizations that we either insure or invest in due to their actions (or lack thereof) with respect to climate change. In addition, regulators have imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks. These emerging regulatory initiatives, or any policies adopted by investors to address changing societal perceptions on climate change, could result in increased compliance cost to our businesses and changes to our corporate governance and risk management practices, and may affect the type of assets we hold in our investment portfolio. We cannot predict the long-term impacts of climate change on our business and results of operations.

For a discussion regarding risks associated with other catastrophic events, see “Our consolidated results of operations, liquidity, financial condition and ratings are subject to the effects of natural and man-made catastrophic events” above.

INVESTMENT PORTFOLIO AND CONCENTRATION OF INVESTMENTS

Our investment portfolio is concentrated in certain segments of the economy, and the performance and value of our investment portfolio are subject to a number of risks and uncertainties, including changes in interest rates and credit spreads. Our results of operations and financial condition have in the past been, and may in the future be, adversely affected by the degree of concentration in our investment portfolio. For example, we have significant exposure to real estate and real estate-related investments, including residential mortgage-backed, commercial mortgage-backed and other asset-backed securities and residential and commercial mortgage loans. We also have significant exposures to financial institutions and, in particular, to money center banks and global banks, certain industries, such as energy and utilities, the U.S. federal, state and local government issuers and authorities, and global financial institutions, governments and corporations. Events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may adversely affect the valuation of our investments to the extent they are concentrated in such segments. Our ability to sell assets in such segments may be limited. In addition, the COVID-19 crisis may exacerbate the risks of a concentrated investment portfolio given market volatility. For a discussion regarding the effects of the COVID-19 crisis on our investment portfolio, see “COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto” above.

Our investments are also subject to market risks and uncertainties, including, in addition to interest rate risk, changes in the level of credit spreads, currency rates, and commodity and equity prices, each of which has affected and will continue to affect the value of investments in our investment portfolio as well as the performance of, and returns generated by, such investments. The discontinuation of actions taken by legislators and monetary authorities in advance of substantial economic recovery could adversely impact the performance of our investment portfolio. For a discussion regarding risks associated with interest rate volatility, see “Sustained low, declining or negative interest rates, or rapidly increasing interest rates, have materially and adversely affected and may continue to materially and adversely affect our profitability” above.

Furthermore, our alternative investment portfolio, which is subject to increased volatility in equity markets, includes investments for which changes in fair value are reported through pre-tax income. An economic downturn or decline in the capital markets may have a material adverse effect on our investment income, including as a result of decreases in the fair value of alternative investments.

AIG | 2020 Form 10-K 31

ITEM 1A | Risk Factors

Our valuation of investments and derivatives may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations, financial condition and liquidity or lead to volatility in our net income. During periods of market disruption, it has been and may continue to be difficult to value certain of our investments or derivatives if trading becomes less frequent and/or market data becomes less observable. There may be cases where certain assets in normally active markets with significant observable data become inactive with insufficient observable data due to the financial environment or market conditions in effect at that time. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods that are more complex. These values may not be realized in a market transaction, may not reflect the value of the asset and may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value and/or an inability to realize that value in a market transaction or other disposition may have a material adverse effect on our results of operations, financial condition and liquidity.

For a discussion regarding volatility in accounting as it relates to Fortitude Re, see “Following the Majority Interest Fortitude Sale, our largest reinsurance counterparty, Fortitude Re, is no longer affiliated with us, and a failure by Fortitude Re to perform its obligations could have a material effect on our business, results of operations or liquidity and could also lead to volatility in our net income” above.

LIQUIDITY, CAPITAL AND CREDIT

AIG Parent’s ability to access funds from our subsidiaries is limited. As a holding company, AIG Parent depends on dividends, distributions and other payments from its subsidiaries to fund dividends on AIG Common Stock and Preferred Stock, to fund repurchases of AIG Common Stock and debt obligations and to make payments due on its obligations, including its outstanding debt. The majority of our investments are held by our regulated subsidiaries. Certain of our subsidiaries are limited in their ability to make dividend payments or other distributions to AIG Parent in the future because of the need to support their own capital levels or because of regulatory limits and restrictions or rating agency requirements. Our decision to pursue strategic changes or transactions in our business and operations may also subject our subsidiaries’ dividend plans to heightened regulatory scrutiny and could make obtaining regulatory approvals for extraordinary distributions by our subsidiaries, if any are sought, more difficult. We are also subject to certain other restrictions on our capital from time to time. For example, following the closing of the sale of our controlling interest in Fortitude Holdings in June 2020, we contributed approximately $835 million of the proceeds to certain of our insurance company subsidiaries. The inability of our subsidiaries to make payments, dividends or other distributions in an amount sufficient to enable AIG Parent to meet its cash requirements could have an adverse effect on our operations, and on our ability to pay dividends, repurchase AIG Common Stock and debt obligations or to meet our debt service obligations.

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

For further discussion of rating agency requirements, see “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, our results of operations or our liquidity” below.

We may not be able to generate cash to meet our needs due to the illiquidity of some of our investments. Our subsidiaries have a diversified investment portfolio. However, economic conditions as well as adverse capital market conditions, including a lack of buyers, the inability of potential buyers to obtain financing on reasonable terms, volatility, credit spread changes, interest rate changes, foreign currency exchange rates and/or decline in collateral values have in the past impacted, and may in the future impact, the liquidity and value of our investments.

32 AIG | 2020 Form 10-K

ITEM 1A | Risk Factors

For example, we have made investments in certain securities that are generally considered illiquid, including certain fixed income securities and certain structured securities, privately placed securities, investments in private equity funds and hedge funds, mortgage loans, finance receivables and real estate. Collectively, investments in these assets had a fair value of $65 billion at December 31, 2020. Adverse changes in the valuation of real estate and real estate-linked assets, deterioration of capital markets and widening credit spreads have in the past, and may in the future, materially adversely affect the liquidity and the value of our investment portfolios, including our residential and commercial mortgage related securities portfolios.

In the event additional liquidity is required by one or more of our companies, it may be difficult for us to generate additional liquidity by selling, pledging or otherwise monetizing these or other of our investments at reasonable prices and time frames.

A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, our results of operations and our liquidity. Insurer Financial Strength (IFS) ratings are an important factor in establishing the competitive position of insurance or reinsurance companies. IFS ratings measure an insurance or reinsurance company’s ability to meet its obligations to contract holders and policyholders.

Credit rating agencies estimate a company’s ability to meet its ongoing financial obligations and high IFS and credit ratings help maintain public confidence in a company’s products, facilitate marketing of products and enhance its competitive position. Downgrades of the IFS ratings of our insurance or reinsurance companies could prevent these companies from selling, or make it more difficult for them to succeed in selling, products and services, or result in increased policy cancellations, lapses and surrenders, termination of, or increased collateral posting obligations under, assumed reinsurance contracts, or return of premiums. Under credit rating agency policies concerning the relationship between parent and subsidiary ratings, a downgrade in AIG Parent’s credit ratings could result in a downgrade of the IFS ratings of our insurance or reinsurance subsidiaries. Similarly, under credit rating agency policies, a downgrade of the IFS ratings of our insurance and reinsurance subsidiaries could also result in a downgrade in AIG Parent’s credit ratings.

In addition, a downgrade of our long-term debt ratings by one or more of the major rating agencies could potentially increase our financing costs and limit the availability of financing. A downgrade would also require us to post additional collateral payments related to derivative transactions to which we are a party, and could permit the termination of these derivative transactions. This could adversely affect our business, our consolidated results of operations in a reporting period and/or our liquidity.

In response to the announcement by AIG in October 2020 of its intention to separate the Life and Retirement business from AIG, Fitch placed the credit ratings of AIG on “Rating Watch Negative,” Moody’s placed the debt ratings of AIG on review for downgrade and S&P placed the credit ratings of AIG and the financial strength ratings of most of the General Insurance subsidiaries on CreditWatch with negative implications. Moody’s and Fitch affirmed the financial strength ratings and outlooks on AIG’s insurance subsidiaries. Rating agencies may take further actions, including as a result of any decisions relating to our intent to separate our Life and Retirement business, which could adversely affect our business.

For a further discussion of rating agency actions in response to AIG’s announced intention to separate its Life and Retirement business from AIG, see Item 7. MD&A – Liquidity and Capital Resources – Recent Rating Agency Actions.

Changes in the method for determining LIBOR and the upcoming phasing out of LIBOR and uncertainty related to LIBOR replacement rates may affect our business and results of operations. The UK Financial Conduct Authority announced in 2017 that it would no longer compel banks to submit London Interbank Offered Rate (LIBOR) rates after 2021. On November 30, 2020, the ICE Benchmark Administration Limited (“IBA”), which is supervised by the UK Financial Conduct Authority, announced a proposal to extend the publication of the most commonly used USD LIBOR settings until June 30, 2023. However, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency continue to strongly encourage banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Since the initial announcement in 2017, we have been monitoring developments and determining how our hedging strategies, asset portfolio, liabilities, systems and operations may be affected in, and in the transition to, a post-LIBOR environment.

Potential changes to LIBOR, as well as uncertainty related to such potential changes and the establishment of any alternative reference rates, may adversely affect the market for LIBOR-based securities and could adversely impact the substantial amount of derivatives contracts used to hedge our assets, insurance and other liabilities. In addition, the discontinuance of LIBOR or changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our investment portfolio and the derivatives contracts used to hedge our assets, insurance and other liabilities.

AIG | 2020 Form 10-K 33

ITEM 1A | Risk Factors

While markets are developing alternative reference rates, questions concerning liquidity and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or on our businesses will vary depending on (i) existing fallback provisions in individual contracts and (ii) whether, how, and when industry participants develop and widely adopt alternative reference rates and fallbacks for both legacy and new products or instruments. At this time, because the response of markets to these potential alternative reference rates is still evolving, we cannot predict the effect of any changes to or discontinuation of LIBOR on new or existing financial instruments to which we have exposure and our liability profile.

Internal actions taken to address the transition from LIBOR and to mitigate potential risks include, among other things, ensuring new legal contracts and our asset and debt issuances reference appropriate LIBOR fallback provisions and identifying fallback provisions in existing contracts and investments which mature after the relevant LIBOR phase-out date, updating valuation and actuarial models which utilize LIBOR, determining the impact of new accounting and tax requirements, adjusting applicable technology applications to be able to support both LIBOR and new alternative rates and executing test trades for derivatives, assets and debt issuances utilizing the new alternative reference rates. We also participate in certain LIBOR replacement working groups under the auspices of ISDA and the U.S. based Alternative Reference Rate Committee (ARRC) and conduct periodic discussions with our industry peers, banking institutions and the relevant administrators of LIBOR and the ARRC in order to monitor, provide appropriate feedback and otherwise participate in discussions regarding the transition from LIBOR.

We continue to actively monitor both market and regulatory changes in order to prepare for any discontinuation of the LIBOR benchmark.

We may be required to post additional collateral because of changes in our reinsurance liabilities to regulated insurance companies, or because of regulatory changes that affect our businesses. In the ordinary course of our business, we are required to post collateral for our insurance company subsidiaries from time to time. If our reinsurance liabilities increase, we may be required to post additional collateral for insurance company clients that we reinsure. In addition, regulatory changes could require us to post additional collateral. The need to post this additional collateral, if significant enough, may require us to sell investments at a loss in order to provide securities of suitable credit quality or otherwise secure adequate capital at an unattractive cost. This could adversely impact our consolidated results of operations, liquidity and financial condition.

Business and operations

No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, the separation could cause the emergence or exacerbate the effects of other risks to which AIG is exposed. On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. Similar to other business dispositions, the separation involves a number of risks, including (i) unanticipated developments that may delay, prevent or otherwise adversely affect our ability to effect a separation; (ii) significant costs and disruption or distraction of management from AIG’s other business operations, whether or not a separation is completed; (iii) satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, and receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the Securities and Exchange Commission; (iv) other regulatory requirements that could impact our operations or capital requirements or delay or impede completion of a separation; (v) rating agency actions; (vi) unforeseen losses, liabilities or asset impairment arising from the structure of any definitive separation transaction; and (vii) if we are successful in separating the business, increased concentration of our business operations. No assurance can be given regarding the structure of the initial disposition of up to a 19.9% interest in the Life and Retirement business or the specific terms or timing thereof, or that a separation will in fact occur.

In addition, the separation of our Life and Retirement business, if consummated, could cause the emergence or exacerbate the effects of many of the other risks noted herein, including: (i) the risk of indemnity claims that could be made against us in connection with divested businesses; (ii) our ability to utilize certain tax loss and credit carryforwards to offset future taxable income; (iii) competition for employees and managing retention of key employees; (iv) maintaining relationships with certain key distributors; (v) concentration of our insurance and other risk exposures; and (vi) increased exposure to certain risks related to deriving revenue from non-U.S. sources. A significant delay in the consummation of the separation could also exacerbate these risks.

For a discussion regarding risks associated with rating agency actions, see “A downgrade by one or more of the rating agencies in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their ability to write or prevent them from writing new business and impair their retention of customers and in-force business, and a downgrade in our credit ratings could adversely affect our business, our results of operations and our liquidity” above. In addition, see Item 7. MD&A – Liquidity and Capital Resources – Recent Rating Agency Actions; see also “Business or asset acquisitions and dispositions may expose us to certain risks” below.

34 AIG | 2020 Form 10-K

ITEM 1A | Risk Factors

Failure to effectively execute on AIG 200 could result in costs that are greater than expected, savings that are less than expected and disruption to our businesses that could have a material effect on our operations or financial condition. In 2019, we announced AIG 200, our global, multi-year and enterprise-wide program involving transformational change across the Company. AIG 200 is comprised of ten operational programs mapped against four core objectives that are complex and require significant investment and resource prioritization. We may not achieve some or all of the expected benefits from these operational programs, and the work we are undertaking could result in disruption to our businesses and loss of talent. Other risks associated with AIG 200 include delays in execution across the programs, particularly with respect to implementation of technology platforms, lack of sufficient resources to execute on a timely basis, inefficiencies stemming from changes that may be required to programs or sequencing, failure to meet operational and financial targets due to additional priorities or other factors, and the inability to secure regulatory approvals, if and when needed. These risks may impair our ability to achieve anticipated improvements in our businesses or may otherwise harm our operations which could materially and adversely affect our businesses, financial condition and cash flow.

Pricing for our products is subject to our ability to adequately assess risks and estimate losses. We seek to price our insurance and reinsurance products such that premiums, policy fees and other charges and future net investment income earned on revenues received will result in an acceptable profit in excess of expected claims, assumed expense loads and the cost of capital. Our business is dependent on our ability to price our products effectively and charge appropriate premiums. Pricing adequacy depends on a number of factors and assumptions, including proper evaluation of insurance risks, our expense levels, net investment income realized, our response to rate actions taken by competitors, legal and regulatory developments and the ability to obtain regulatory approval for rate changes. For example, some of our life insurance policies and annuity contracts provide management the right to adjust certain nonguaranteed charges or benefits and interest crediting rates if necessary; however, this right is limited and may be subject to guaranteed minimums or maximums, and the exercise of these rights could result in reputational and/or litigation risk. Inadequate pricing could have a material adverse effect on the profitability of our operations and our financial condition.

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

For example, differences between the change in fair value of the embedded derivatives associated with GLBs and the value of the related hedging portfolio are caused by extreme and unanticipated movements in the level of equity markets, interest rates and market volatility, policyholder behavior that differs from our assumptions and our inability to purchase hedging instruments or reinsurance at prices consistent with the desired risk and return trade-off. The occurrence of one or more of these events has in the past resulted in, and could in the future result in, an increase in the fair value of liabilities associated with the guaranteed benefits or decline in the value of our hedges without an offsetting decline in our liabilities, thus reducing our pre-tax net income and shareholders’ equity.

While we believe that our actions have reduced the risks related to guaranteed benefits and guaranteed interest crediting, our risk exposures are not fully, and may not be effectively, hedged.

For more information regarding these products see Notes 5 and 14 to the Consolidated Financial Statements, Item 1. Business – Regulation and Item 7. MD&A – Critical Accounting Estimates – Guaranteed Benefit Features of Variable Annuity Products.

Our foreign operations expose us to risks that may affect our operations. We provide insurance, reinsurance, investment and other financial products and services to both businesses and individuals in approximately 80 countries and jurisdictions. A substantial portion of our business is conducted outside the U.S., and we intend to continue to grow business in strategic markets. Operations outside the U.S. have in the past been, and may in the future be, affected by regional economic downturns, changes in foreign currency exchange rates, political events or upheaval, nationalization and other restrictive government or regulatory actions, which could also affect our other operations.

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

AIG | 2020 Form 10-K 35

ITEM 1A | Risk Factors

In addition, AIG Parent and its subsidiaries are subject to various extraterritorial laws and regulations, including such laws adopted by the U.S. that affect how we do business around the world. These laws and regulations may conflict and we may incur penalties and/or reputational harm if we fail to adhere to them. For example, increased international data localization and cross-border data transfer regulatory restrictions may affect how we do business around the world and may cause us to incur penalties and/or suffer reputational harm.

On June 23, 2016, the United Kingdom (UK) held a referendum in which a majority voted for the UK to withdraw its membership in the European Union (EU), commonly referred to as Brexit. The UK left the EU on January 31, 2020. Under the negotiated withdrawal agreement, there was an 11 month “transition period” during which EU rules continued to apply in the UK and negotiations continued to determine the future relationship between the UK and EU. On December 24, 2020, a Trade and Cooperation Agreement was reached between the UK and the EU, which applies provisionally from January 1, 2021 until February 28, 2021, and is expected to be extended until April 30, 2021. The full text of the agreement is yet to be approved by the EU member states and European parliaments. We have significant operations and employees in the UK and other EU member states, and, as a result of Brexit, we have completed a reorganization of our operations and legal entity structure in the UK and the EU through the establishment of a European subsidiary in Luxembourg with branches across the EEA and Switzerland, and a UK subsidiary. For additional information regarding the reorganization of our European operations in light of Brexit, see Item 1. Business – Regulation – International Regulation – Brexit. However, there still remains uncertainty around the post-Brexit regulatory environment as the provisions of the new agreement do not cover certain business areas, e.g., financial services. Brexit has also affected and could continue to affect the U.S. dollar/British pound exchange rate, increased the volatility of exchange rates among the euro, British pound and the Japanese yen, and created volatility in the financial markets. It is possible that the uncertainty around the effects of the end of the transition period will lead to further turbulence in the financial markets, which may affect the value of our investments and the capital invested in our UK and EU subsidiaries.

Our restructuring initiatives may not yield our expected reductions in expenses and improvements in operational and organizational efficiency. Outside of our AIG 200 transformational program and announced plan to separate the Life and Retirement business, we continue to undertake certain restructuring initiatives in the ordinary course of business. We may not be able to fully realize the anticipated expense reductions and operational and organizational efficiency improvements we expect to result from our regional and operational restructuring initiatives. Actual costs to implement these initiatives may exceed our estimates or we may be unable to fully implement and execute these initiatives as planned. The implementation of these initiatives may harm our relationships with customers or employees or our competitive position. Our businesses and results of operations may be negatively impacted if we are unable to realize these anticipated expense reductions and efficiency improvements or if implementing these initiatives harms our relationships with customers or employees or our competitive position. The successful implementation of these initiatives may continue to require us to effect workforce reductions, business rationalizations, systems enhancements, business process outsourcing, business and asset dispositions and acquisitions and other actions, which depend on a number of factors, some of which are beyond our control.

We may experience difficulty in marketing and distributing products through our current and future distribution channels and the use of third parties may result in additional liabilities. Although we distribute our products through a wide variety of distribution channels, we maintain relationships with certain key distributors. Distributors have in the past, and may in the future, elect to renegotiate the terms of existing relationships, limit the products they sell, including the types of products offered by us, or otherwise reduce or terminate their distribution relationships with us. This could be due to various reasons, such as industry consolidation of distributors or other industry changes that increase the competition for access to distributors, developments in laws or regulations that affect our business or industry, including the marketing and sale of our products and services, adverse developments in our business, strategic decisions that impact our business, adverse rating agency actions or concerns about market-related risks. An interruption or reduction in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our businesses, operating results and financial condition.

In addition, we are responsible for the actions of our employees and can, in certain circumstances, be held responsible for the actions of our third-party distributors, including broker dealers, registered representatives, insurance agents and agencies and marketing organizations, in connection with the marketing and sale of our products by such parties in a manner that is deemed not compliant with applicable laws and regulations. This is particularly acute with respect to unaffiliated distributors. If our products are distributed to customers for whom they are unsuitable or distributed in a manner deemed inappropriate, we could suffer reputational and/or other financial harm to our business.

For a discussion regarding suitability standards, Item 1. Business – Regulation – U.S. Regulation.

We are exposed to certain risks if we are unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data, which could compromise our ability to conduct business and adversely affect our consolidated financial condition or results of operations. We use computer systems to store, retrieve, evaluate and use customer, employee, and company data and information. Some of these systems, in turn, rely upon third-party

36 AIG | 2020 Form 10-K

ITEM 1A | Risk Factors

systems, which themselves may rely on the systems of other third parties. Additionally, some of our systems are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade. Our business is highly dependent on our ability to access these systems to perform necessary business functions. These functions include providing insurance or reinsurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering life and annuity products and mutual funds, providing customer support, executing transactions and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business, hurt our relationships with our business partners and customers and expose us to legal claims as well as regulatory investigations and sanctions. In the event of a natural disaster, a computer virus, unauthorized access, a terrorist attack, cyberattack or other disruption inside or outside the U.S., our systems may be inaccessible to our employees, customers or business partners for an extended period of time, and we may be unable to perform our duties for an extended period of time if our data or systems are disabled, manipulated, destroyed or otherwise compromised.

Like other global companies, the systems we maintain and third party systems we use have in the past been, and will likely in the future be, subject to or targets of unauthorized or fraudulent access, including physical or electronic break-ins or unauthorized tampering, as well as attempted cyber and other security threats and other computer-related penetrations. Also, like other global companies, we have an increasing challenge of attracting and retaining highly qualified security personnel to assist us in combatting these security threats. The frequency and sophistication of such threats continue to increase and often become further heightened in connection with geopolitical tensions. We must continuously monitor and develop our information technology networks and infrastructure in an effort to prevent, detect, address and mitigate the risk of threats to our data and systems, including malware and computer virus attacks, ransomware, unauthorized access, business e-mail compromise, misuse, denial-of-service attacks, system failures and disruptions. There is no assurance that our security measures, including information security policies, administrative, technical and physical controls and other actions designed as preventative, will provide fully effective protection from such events. AIG maintains cyber risk insurance, but this insurance may not cover all costs associated with the consequences of personal, confidential or proprietary information being compromised. In some cases, such compromise may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our consolidated financial condition or results of operations.

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

We are continuously evaluating and enhancing systems and creating new systems and processes, including to maintain or upgrade our business continuity plans (including, for example, use of cloud services), as our business depends on our ability to maintain and improve our technology systems for interacting with customers, brokers and employees. We have been required to further rely on our technology systems recently because as of March 2020, all non-essential staff were transitioned to a remote work environment in response to the COVID-19 crisis. Due to the complexity and interconnectedness of these systems and processes, these changes, as well as changes designed to update and enhance our protective measures to address new threats, increase the risk of a system or process failure or the creation of a gap in the associated security measures. Any such failure or gap could adversely affect our business operations and the advancement of our business or strategic initiatives.

AIG | 2020 Form 10-K 37

ITEM 1A | Risk Factors

For a discussion regarding the effects of the COVID-19 crisis on our business, see “COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto” above.

Third parties we rely upon to provide certain business and administrative services on our behalf may not perform as anticipated, which could have an adverse effect on our business and results of operations. We rely on the use of third-party providers to deliver contracted services in a broad range of areas. For example, we have engaged with Accenture plc for the delivery of services related to the administration or servicing of certain policies and contracts and investment assets, investment accounting and operational functions, finance and actuarial services, human resources and information technology services related to infrastructure, application development and maintenance. Some of these providers are located outside the U.S., which exposes us to business disruptions and political risks inherent when conducting business outside of the U.S. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us, such third parties or regulators. If such third-party providers experience disruptions, fail to meet applicable licensure requirements, do not perform as anticipated or in compliance with applicable laws and regulations, or such third-party provider in turn relies on services from another third-party provider, who experiences such disruptions, licensure failures, nonperformance or noncompliance, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, legal, regulatory or policyholder obligations), a loss of business, increased costs or reputational harm, compromises to our data integrity, or suffer other negative consequences, all of which may have a material adverse effect on our business, consolidated results of operations, liquidity and financial condition. Third parties performing regulated activities on our behalf, such as sales and servicing of insurance products, pose a heightened risk as we may be held accountable for third party conduct that is not in compliance with applicable law.

For a discussion regarding cyber risk arising from third-party providers, see “We are exposed to certain risks if we are unable to maintain the availability of our critical technology systems and data and safeguard the confidentiality and integrity of our data, which could compromise our ability to conduct business and adversely affect our consolidated financial condition or results of operations” above.

For a discussion regarding increased risks arising from our reliance on third parties as a result of the COVID-19 crisis, see “COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto” above.

Business or asset acquisitions and dispositions may expose us to certain risks. The completion of any business or asset acquisition or disposition is subject to certain risks, including those relating to the receipt of required regulatory approvals, the terms and conditions of regulatory approvals including any financial accommodations required by regulators, our ability to satisfy such terms, conditions and accommodations, the occurrence of any event, change or other circumstances that could give rise to the termination of a transaction and the risk that parties may not be willing or able to satisfy the conditions to a transaction. As a result, there can be no assurance that any business or asset acquisition or disposition will be completed as contemplated, or at all, or regarding the expected timing of the completion of the acquisition or disposition. For example, on October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. No decisions have yet been made regarding the structure of the initial disposition of up to a 19.9% interest in the Life and Retirement business. In addition, any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC. No assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur. There can be no guarantee that we will receive the required approvals or that closing conditions will be satisfied in order to consummate the separation of the Life and Retirement business and for any other disposition.

Once we complete acquisitions or dispositions, there can be no assurance that we will realize the anticipated economic, strategic or other benefits of any transaction. For example, the integration of businesses we acquire may not be as successful as we anticipate or there may be undisclosed risks present in such businesses. Acquisitions involve a number of risks, including operational, strategic, financial, accounting, legal, compliance and tax risks. Difficulties integrating an acquired business may result in the acquired business performing differently than we expected (including through the loss of customers) or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions. Risks resulting from future acquisitions may have a material adverse effect on our results of operations and financial condition. In connection with a business or asset disposition, we may also hold a concentrated position in securities of the acquirer as part of the consideration, which subjects us to risks related to the price of equity securities and our ability to monetize such securities. In addition, with respect to certain dispositions, we are subject to regulatory and other restrictions on our use of proceeds. For example, following the closing of the sale of our controlling interest in Fortitude Holdings in June 2020, we contributed approximately $835 million of the proceeds of the sale of

38 AIG | 2020 Form 10-K

ITEM 1A | Risk Factors

Fortitude Holdings to certain of our insurance company subsidiaries. In addition, we have provided and may provide financial guarantees and indemnities in connection with the businesses we have sold or may sell, as described in greater detail in Note 16 to the Consolidated Financial Statements. While we do not currently believe that claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. If such a claim or claims were successful, it could have a material adverse effect on our results of operations, cash flows and liquidity.

For additional information regarding the risks associated with AIG’s separation of its Life and Retirement business, see “No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, the separation could exacerbate other risks to which AIG is exposed.” above.

For additional information on these financial guarantees and indemnities see Note 16 to the Consolidated Financial Statements.

Significant legal proceedings may adversely affect our results of operations or financial condition. In the normal course of business, we face significant risk from regulatory and governmental investigations and civil actions, litigation and other forms of dispute resolution in various domestic and foreign jurisdictions. In our insurance and reinsurance operations, we frequently engage in litigation and arbitration concerning the scope of coverage under insurance and reinsurance contracts, and face litigation and arbitration in which our subsidiaries defend or indemnify their insureds under insurance and reinsurance contracts. Additionally, from time to time, various regulatory and governmental agencies review the transactions and practices of AIG and our subsidiaries in connection with industry-wide and other inquiries into, among other matters, the business practices of current and former operating insurance subsidiaries. Such investigations, inquiries or examinations have and could develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage.

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

For a discussion of certain legal proceedings, including certain tax controversies, see Notes 16 and 22 to the Consolidated Financial Statements.

For a discussion regarding potential litigation exposure as a result of the COVID-19 crisis, see “COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto” above.

Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses. We have developed and continue to develop enterprise-wide risk management policies and procedures to mitigate risk and loss to which we are exposed, which include hedging programs designed to manage market risk and reinsurance to manage geographic accumulations. There are, however, inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not sufficiently or accurately anticipated or identified. For example, our hedging programs utilize various derivative instruments, including but not limited to equity options, futures contracts, interest rate swaps and swaptions, as well as other hedging instruments, which may not effectively or completely reduce our risk; and assumptions underlying models used to measure accumulations and support reinsurance purchases may be proven inaccurate and could leave us exposed to larger than expected catastrophe losses in a given year. In addition, our current business continuity and disaster recovery plans may not be sufficient to reduce the impact of pandemics and other natural or man-made catastrophic events that are beyond our anticipated thresholds or impact tolerances. If our risk management policies and procedures are ineffective, we may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated financial market movements or unanticipated claims experience resulting from adverse mortality, morbidity or policyholder behavior, the effectiveness of our risk management strategies may be limited, resulting in losses to us. In addition, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our risk management policies and procedures.

AIG | 2020 Form 10-K 39

ITEM 1A | Risk Factors

REGULATION

Our businesses are heavily regulated and changes in laws and regulations may affect our operations, increase our insurance subsidiary capital requirements or reduce our profitability. Our operations generally, and our insurance and reinsurance subsidiaries in particular, are subject to extensive and potentially conflicting laws and regulations in the jurisdictions in which we operate. Our business and financial condition are also subject to supervision and regulation by authorities in the various jurisdictions in which we do business. Federal, state and foreign regulators also periodically review and investigate our insurance and reinsurance businesses, including AIG-specific and industry-wide practices. The primary purpose of insurance regulation is the protection of our insurance and reinsurance contract holders, and not our investors. The extent of domestic regulation on our insurance and reinsurance business varies, but generally is governed by state statutes that delegate regulatory, supervisory and administrative authority to state insurance departments. In addition, federal and state securities laws and regulations apply to certain of our insurance products that are considered ‘securities’ under such laws, including our variable annuity contracts, variable life insurance policies and the separate accounts that issue them, as well as our broker-dealer, investment advisor and mutual funds operations. The laws and regulations that apply to our business and operations generally grant regulatory agencies and/or self-regulatory organizations broad rulemaking and enforcement powers, including the power to regulate the issuance, sale and distribution of our products, the standard of care applicable to our producers and agents who sell our products and the manner in which certain conflicts of interest arising from or related to such sale are to be addressed, the delivery of our services, the nature or extent of disclosures required to be given to our customers, the compensation of our distribution partners, the manner in which we handle claims on our policies and the administration of our policies and contracts, as well as the power to limit or restrict the conduct of business for failure to comply with applicable securities laws and regulations.

We strive to comply with laws and regulations applicable to our businesses, operations and legal entities. The application of and compliance with such laws and regulations may be subject to interpretation, evolving industry practices and regulatory expectations that could result in increased compliance costs. The relevant authorities may not agree with our interpretation of these laws and regulations, including, for example, our implementation of requirements related to new or changes in capital, accounting treatment or reserving such as those governing principle-based reserving (PBR), or with our policies and procedures adopted to address evolving industry practices or meet regulatory expectations. Such authorities’ interpretation and views may also change from time to time. If we are found not to have complied with applicable legal or regulatory requirements, these authorities could preclude or temporarily suspend us from carrying on some or all of our activities, impose substantial fines or require corrective actions to be taken, which individually or in the aggregate could adversely affect our business, operations and financial condition. Additionally, if such authorities’ interpretation of requirements related to new or changes in capital, accounting treatment and/or valuation manual or reserving (such as PBR) materially differs from ours, we may incur higher operating costs or sales of products subject to such requirement or treatment may be affected.

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

In the U.S., the RBC formula is designed to measure the adequacy of an insurer’s statutory surplus in relation to the risks inherent in its business. Regulators in other jurisdictions in which we do business have adopted capital and liquidity standards applicable to insurers and reinsurers operating in their jurisdiction. Failure to comply with such RBC capital, liquidity and similar requirements would generally permit the insurance regulator to take certain regulatory actions that could materially impact the affected company’s operations. Those actions range from requiring an insurer to submit a plan describing how it would regain a specified RBC ratio to a mandatory regulatory takeover of the company. The NAIC and the IAIS are also developing and testing methodologies for assessing group-wide regulatory capital, which might evolve into more formal group-wide capital requirements on certain insurance companies and/or their holding companies that may augment state-law RBC standards, and similar international standards, that apply at the legal entity level, and such capital calculations may be made, in whole or in part, on bases other than the statutory statements of our insurance and reinsurance subsidiaries. We cannot predict the effect these initiatives may have on our business, consolidated results of operations, liquidity and financial condition.

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

40 AIG | 2020 Form 10-K

ITEM 1A | Risk Factors

country could adversely affect our business, consolidated results of operations, liquidity and financial condition, depending on the magnitude of the event and our financial exposure at that time in that country.

For further discussion of our regulatory environment see Item 1. Business – Regulation.

For a discussion regarding the regulatory response to the COVID-19 crisis, see “COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto” above.

Actions by foreign governments, regulators and international standard setters could result in substantial additional regulation to which we may be subject. We cannot predict the impact laws and regulations adopted in foreign jurisdictions may have on the financial markets generally or our businesses, results of operations or cash flows. It is possible such laws and regulations, our satisfaction of the IAIG criteria and certain standard-setting initiatives by the FSB and the IAIS, including, but not limited to, the IAIS’ Common Framework for the Supervision of IAIGs, a holistic framework for the assessment and mitigation of systemic risk and the development and refinement of a risk-based global ICS, Solvency II and European Data Protection Board Cross Border Data Transfer in the European Union, may significantly alter our business practices. For example, regulators have imposed and may continue to impose new requirements or issue new guidance aimed at addressing or mitigating climate change-related risks. They may also limit our ability to engage in capital or liability management, require us to raise additional capital, and impose burdensome requirements and additional costs. It is also possible that the laws and regulations adopted in foreign jurisdictions will differ from one another, and that they could be inconsistent with the laws and regulations of other jurisdictions in which we operate, including the U.S.

For a discussion of the effects of regulations related to climate change on our business, see “Climate change may adversely affect our business and financial condition” above.

For further details on these international regulations and their potential impact on AIG and its businesses, see Item 1. Business – Regulation – International Regulation.

Attempts to efficiently manage the impact of Regulation XXX, Actuarial Guideline AXXX and Principle-Based Reserving may not be successful in whole or in part resulting in an adverse effect on our financial condition and results of operations. Regulation XXX requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees. In addition, NAIC Actuarial Guideline 38 (Guideline AXXX) clarifies the application of Regulation XXX as to certain universal life insurance policies with secondary guarantees. In December 2012, the NAIC approved a new Valuation Manual (VM) containing a principle-based approach to life insurance company reserves, which became effective on January 1, 2017, and replaced Regulation XXX and Guideline AXXX for new life insurance business issued after January 1, 2017. As permitted by applicable regulations, we deferred implementing PBR until January 1, 2020, and have applied it as of such date for relevant life insurance business issued on or after January 1, 2020.

For additional information regarding principle-based reserving, see Item 1. Business – Regulation – U.S. Regulation – Insurance Regulation.

Our domestic Life and Retirement companies manage the capital impact of statutory reserve requirements under Regulation XXX and Guideline AXXX through reinsurance transactions. We have also begun and may continue to pursue reinsurance transactions to manage the capital impact of statutory reserve requirements under PBR. The application of Regulation XXX, Guideline AXXX and PBR involve numerous interpretations. If state insurance departments do not agree with our interpretations or if regulations change with respect to our ability to manage the capital impact of certain statutory reserve requirements, our statutory reserve requirements could increase, or our ability to take reserve credit for reinsurance transactions could be reduced or eliminated. As a result, we could be required to raise capital to replace the reserve credit provided by the reinsurance transactions or incur higher costs to obtain reinsurance, each of which could adversely affect our sales of these products and our financial condition or results of operations.

For additional information on statutory reserving requirements under Regulation XXX and Guideline AXXX and our use of reinsurance see Note 19 to the Consolidated Financial Statements.

New laws and regulations may affect our businesses, results of operations, financial condition and ability to compete effectively. Legislators, regulators and self-regulatory organizations have in the past, and may in the future, periodically consider various proposals that may affect or restrict, among other things, our business practices, product designs and distribution relationships, how we market, sell or service certain products we offer, our capital, reserving and accounting requirements, or the profitability of certain of our businesses. New laws and regulations may even affect or significantly limit our ability to conduct certain businesses at all, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage. These proposals could also impose additional taxes on a limited subset of financial institutions and insurance companies (either based on size, activities, geography or other criteria). It is uncertain whether and how these and other such proposals would

AIG | 2020 Form 10-K 41

ITEM 1A | Risk Factors

apply to us, those who sell or service our products, or our competitors or how they could impact our ability to compete effectively, as well as our business, consolidated results of operations, liquidity and financial condition.

For a discussion regarding the regulatory response to the COVID-19 crisis, see “COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto” above.

Certain provisions of Dodd-Frank remain relevant to insurance groups generally, including AIG. The Financial Stability Oversight Council (Council) rescinded our designation as a nonbank SIFI on September 29, 2017, but the Council remains authorized under Dodd-Frank to determine, subject to certain statutory and regulatory standards and to the Council’s guidance, which was most recently changed to favor an activities-based approach to systemic risk identification and mitigation, that certain nonbank financial companies be designated as nonbank SIFIs subject to supervision by the Board of Governors of the Federal Reserve System and enhanced prudential standards. The Council may also recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices that we and other insurers or other nonbank financial services companies, including insurers, engage in. Additionally, Dodd-Frank directs existing and newly created government agencies and bodies to promulgate regulations implementing the law, which is an ongoing process. There remains considerable uncertainty as to the potential adoption and timing of additional regulatory changes related to Dodd-Frank. We cannot predict the requirements of any additional regulations that may be ultimately adopted or the impact they may have on our businesses, consolidated results of operations, liquidity and financial condition.

See Item 1. Business – Regulation – U.S. Regulation – Dodd-Frank for further discussion of provisions of Dodd-Frank that remain relevant to insurance groups generally.

An “ownership change” could limit our ability to utilize tax loss and credit carryforwards to offset future taxable income. As of December 31, 2020, on a U.S. GAAP basis, we had U.S. federal net operating loss carryforwards of approximately $31.6 billion and $1.4 billion in foreign tax credits. Our ability to use these tax attributes to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur when the percentage of AIG Parent's ownership (measured by value) by one or more “5-percent shareholders” (as defined in the Internal Revenue Code) has increased by more than 50 percentage points over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on its utilization of pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (AFR) (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax loss and credit carryforwards arising from an ownership change under Section 382 of the Internal Revenue Code would be dependent on the value of our equity and the AFR at the time of any ownership change. If we were to experience an “ownership change”, it is possible that a significant portion of our tax loss and credit carryforwards could expire before we would be able to use them to offset future taxable income.

On March 9, 2011, our Board adopted our Tax Asset Protection Plan (the Plan) to help protect these tax loss and credit carryforwards, and on December 14, 2016, our Board adopted an amendment to the Plan, extending its expiration date to December 14, 2019. Our shareholders ratified the amendment of the Plan at our 2017 Annual Meeting of Shareholders. Thereafter, on December 11, 2019, our Board adopted a further amendment to the Plan, extending its expiration date to December 11, 2022. Our shareholders ratified the amendment of the Plan at our 2020 Annual Meeting of Shareholders. At our 2011 Annual Meeting of Shareholders, our shareholders adopted a protective amendment to our Restated Certificate of Incorporation (Protective Amendment), which is designed to prevent certain transfers of AIG Common Stock that could result in an “ownership change”. At our 2017 Annual Meeting of Shareholders, our shareholders approved the amendment to our Amended and Restated Certificate of Incorporation to adopt a successor to the Protective Amendment that contains substantially the same terms as the Protective Amendment. At our 2020 Annual Meeting of Shareholders, our shareholders adopted an amendment and restatement to our Amended and Restated Certificate of Incorporation to adopt a successor to the Protective Amendment that contains substantially the same terms as the Protective Amendment but would expire on May 13, 2023.

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

42 AIG | 2020 Form 10-K

ITEM 1A | Risk Factors

tender or exchange offer for AIG Common Stock. Accordingly, the Plan and the Protective Amendment may limit a shareholder’s ability to realize a premium over the market price of AIG Common Stock in connection with any stock transaction.

Changes to tax laws, including U.S. legislation enacted in late 2017, could increase our corporate taxes or make some of our products less attractive to consumers. The 2017 Tax Act, known informally as the Tax Cuts and Jobs Act, reduced the statutory rate of U.S. federal corporate income tax to 21 percent and enacted numerous other changes impacting AIG and the insurance industry.

The reduction in the statutory U.S. federal corporate income tax rate has positively impacted AIG’s future U.S. after-tax earnings. Other changes in the Tax Act that broaden the tax base by reducing or eliminating deductions for certain items (e.g., reductions to separate account dividends received deductions, disallowance of entertainment expenses, and limitations on the deduction of certain executive compensation costs) will offset a portion of the benefits from the lower statutory rate. Other specific changes, including the calculation of insurance tax reserves and the amortization of deferred acquisition costs, will impact the timing of our tax expense items and could impact the pricing of certain insurance products.

In addition to changing the taxation of corporations in general and insurance companies in particular, the Tax Act temporarily reduced certain tax rates for individuals and increased the exemption for the federal estate tax. These changes could reduce demand in the U.S. for life insurance and annuity contracts, which could reduce our income over time due to lower sales of these products or potential increased surrenders of in-force business.

Furthermore, the overall impact of the Tax Act is subject to the effect of other complex provisions in the Tax Act (including the base erosion and anti-abuse tax (BEAT) and global intangible low-taxed income (GILTI)), which reduce a portion of the benefit from the lower statutory U.S. federal rate. While the U.S. tax authorities issued formal guidance and recently issued final regulations for BEAT and other provisions of the Tax Act, there are still certain aspects of the Tax Act that remain unclear. AIG will continue to review the impact of BEAT, GILTI and related provisions as further guidance is issued. Any further guidance may result in changes to the interpretations and assumptions we made and actions we may take, which as a result may impact the amounts recorded with respect to international provisions of the Tax Act, possibly materially.

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

For additional information see Item 7. MD&A – Consolidated Results of Operations – U.S. Tax Law Changes.

The USA PATRIOT Act, the Foreign Corrupt Practices Act, the Office of Foreign Assets Control regulations and similar laws and regulations that apply to us may expose us to significant penalties. As a company that operates in approximately 80 countries and jurisdictions, AIG is subject to myriad regulations which govern items such as sanctions, bribery and anti-money laundering, for which failure to comply exposes us to significant penalties. The USA PATRIOT Act of 2001 requires companies to know certain information about their clients and to monitor their transactions for suspicious activities. The Foreign Corrupt Practices Act makes it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business. Also, the Department of the Treasury’s Office of Foreign Assets Control administers regulations requiring U.S. persons to refrain from doing business, or allowing their clients to do business through them, with certain organizations or individuals on a prohibited list maintained by the U.S. government or with certain countries. The UK, the EU and other jurisdictions maintain similar laws and regulations. The laws and regulations of other jurisdictions may sometimes conflict with those of the U.S. Although we have instituted compliance programs to address these requirements, as well as potential conflicts of law, there are inherent risks in global transactions.

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

AIG | 2020 Form 10-K 43

ITEM 1A | Risk Factors

judgment, current facts and circumstances, and, when applicable, internally developed models. Therefore, actual results could differ from these estimates, possibly in the near term, and could have a material effect on our consolidated financial statements.

In addition, we employ models to price products, calculate reserves and value assets, as well as evaluate risk and determine capital requirements, among other uses. These models rely on estimates and projections that are inherently uncertain, may use incomplete, outdated or incorrect data or assumptions and may not operate properly. To the extent that any of our operating practices and procedures do not accurately produce, or reproduce, data that we use to conduct any or all aspects of our business, such errors may negatively impact our business, reputation, results of operations, and financial condition. For example, modeling for man-made catastrophes, such as terrorism and cyber events is especially difficult and less reliable given such models are in the early stages of development and therefore, not widely adopted or available. In addition, actions taken by governments and monetary authorities in response to the COVID-19 crisis have affected and may affect our models used to estimate volatility, among other items, which could adversely affect our business. As our businesses continue to expand and evolve, the number and complexity of models we employ has grown, increasing our inherent exposure to error in the design, implementation or use of models, including the associated input data, controls and assumptions, and the controls we have in place to mitigate their risk may not be effective in all cases.

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

The FASB has revised the accounting standards for insurance contracts. The FASB issued Accounting Standards Update (ASU) No. 2018-12 – Targeted Improvements to the Accounting for Long-Duration Contracts, which has an effective date of January 1, 2023 and will significantly change the accounting measurements and disclosures for long-duration insurance contracts, which primarily relates to our life and annuity products as well as certain accident and health products, among others. Changes to the manner in which we account for long-duration products could impact our consolidated results of operations, liquidity and financial condition.

The FASB issued ASU No. 2016-13 – Measurement of Credit Losses on Financial Instruments, which took effect on January 1, 2020. This standard changes how we account for credit losses for most financial assets, premiums receivable and reinsurance receivables. The standard replaces the incurred loss impairment model with a “current expected credit loss model” that generally results in earlier recognition of credit losses. The standard applies to financial assets subject to credit losses, including loans measured at amortized cost, reinsurance receivables and certain off-balance sheet credit exposures. Additionally, the impairment of available-for-sale debt securities, including purchased credit deteriorated securities, are subject to the new guidance and are measured in a similar manner, except that losses are recognized as allowances rather than reductions in the amortized cost of the securities. The standard impacts our consolidated results of operations, liquidity and financial condition and requires additional information to be disclosed in the Notes to the Consolidated Financial Statements.

The adoption of the newly issued standards as well as other future accounting standards could impact our reported consolidated results of operations, liquidity and reported financial condition.

For a discussion of the impact of accounting pronouncements that have been issued but are not yet required to be implemented see Note 2 to the Consolidated Financial Statements.

If our businesses do not perform well and/or their estimated fair values decline, we may be required to recognize an impairment of our goodwill or to establish an additional valuation allowance against the deferred income tax assets, which could have a material adverse effect on our results of operations and financial condition. Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment and conduct interim qualitative assessments on a periodic basis. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. In 2020, for substantially all of the reporting units we elected to bypass the qualitative assessment of whether goodwill impairment may exist and, therefore, performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units tested exceeded their book value. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted if new business, customer retention, profitability or other drivers of performance differ from expectations, or upon the occurrence of certain events, including a significant and adverse change in regulations, legal factors, accounting standards or business climate, or an adverse action or assessment by a regulator. Our goodwill balance was $4.1 billion at December 31, 2020. If it is determined that goodwill has been impaired, we must write down goodwill by the amount of the impairment, with a corresponding charge to net income (loss). These write-downs could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For further discussion regarding goodwill impairment, see Item 7. MD&A – Critical Accounting Estimates – Allowance for Credit Losses and Goodwill Impairment – Goodwill Impairment and Note 12 to the Consolidated Financial Statements.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. As of December 31, 2020, we had net deferred tax assets, after valuation allowance, of $12.4 billion, related to federal, foreign, and state and local jurisdictions. The performance of

44 AIG | 2020 Form 10-K

ITEM 1A | Risk Factors

the business, including the ability to generate future taxable income from a variety of sources and planning strategies, is factored into management’s determination. If, based on available evidence, it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income, which such action we have taken from time to time. Such charges could have a material adverse effect on our consolidated results of operations, liquidity and financial condition. For further discussion regarding deferred tax assets, see Item 7. MD&A – Critical Accounting Estimates – Income Taxes and Note 22 to the Consolidated Financial Statements.

Changes in our assumptions regarding the discount rate and expected rate of return for our pension and other postretirement benefit plans may result in increased expenses and reduce our profitability. We determine our pension and other postretirement benefit plan costs based on assumed discount rates, expected rates of return on plan assets and trends in health care costs. Changes in these assumptions, including from the impact of a sustained low or negative interest rate environment or rapidly rising interest rates, may result in increased expenses which could impact our consolidated results of operations, liquidity and financial condition.

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

Technological advancements and innovation in the insurance industry, including those related to evolving customer preferences, the digitization of insurance products and services, acceleration of automated underwriting, and electronic processes present competitive risks. Technological advancements and innovation are occurring in distribution, underwriting, claims and operations at a rapid pace, and that pace may increase, particularly as companies increasingly use data analytics and technology as part of their business strategy. While we seek opportunities to leverage technological advancements and innovation for our customers’ benefit, our business and results of operations could be materially and adversely affected if external technological advancements or innovation, or the regulation of technological advancements or innovation, limit our ability to retain existing business, write new business at adequate rates or on appropriate terms, render our insurance products less suitable or impact our ability to adapt or deploy current products as quickly and effectively as our competitors.

Reductions of our credit ratings or IFS ratings or negative publicity may make it more difficult to compete to retain existing customers and to maintain our historical levels of business with existing customers, counterparties and distribution relationships. General Insurance companies and Life and Retirement companies compete through a combination of risk acceptance criteria, product pricing, and terms and conditions. Retirement services companies compete through crediting rates and the issuance of guaranteed benefits. A decline in our position as to any one or more of these factors could adversely affect our profitability.

Competition for employees in our industry is intense, and managing key employee succession is critical to our success. We may not be able to attract and retain the key employees and highly skilled people we need to support our business. Our success depends, in large part, on our ability to attract and retain key employees and highly skilled people. Due to the intense competition in our industry for key employees with demonstrated ability, we may be unable to hire or retain such employees. For example, there is heightened competition for actuarial talent in the U.S. In addition, we may experience higher than expected employee turnover and difficulty attracting new employees as a result of uncertainty from strategic actions and organizational and operational changes, including the proposed separation of the Life and Retirement business from AIG. Losing any of our key people also could have a material adverse effect on our operations given their skills, knowledge of our business, years of industry experience and the potential difficulty of promptly finding qualified replacement employees. Our business and consolidated results of operations could be materially adversely affected if we are unsuccessful in attracting and retaining key employees.

In addition, we would be adversely affected if we fail to adequately plan for the succession of our senior management and other key employees. While we have succession plans and long-term compensation plans designed to retain our employees, our succession plans may not operate effectively and our compensation plans cannot guarantee that the services of these employees will continue to be available to us.

Employee error and misconduct may be difficult to detect and prevent and may result in significant losses. There have been a number of cases involving fraud or other misconduct by employees in the financial services industry in recent years and we run the risk that employee misconduct could occur. Our human resources and compliance departments work collaboratively to monitor for fraud

AIG | 2020 Form 10-K 45

ITEM 1A | Risk Factors

and conduct extensive training for employees, however, employee misconduct may still occur. Instances of fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization, misuse of customer or proprietary information, or failure to comply with regulatory requirements or our internal policies may result in losses and/or reputational damage. It is not always possible to deter or prevent employee misconduct, and the controls that we have in place to prevent and detect this activity may not be effective in all cases.

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

ITEM 1B | Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to periodic or current reports under the Exchange Act.

ITEM 2 | Properties

During 2019, we executed a sale and concurrent leaseback of our corporate headquarters building, which includes a portion of the operations of our General Insurance companies, located at 175 Water Street, New York, New York. We operate from approximately 146 offices in the United States and approximately 268 offices in approximately 50 foreign countries. We own 13 office buildings in the United States.

Our General Insurance companies own offices in 12 foreign countries and jurisdictions including Bermuda, Ecuador, Japan, Mexico, the UK and Venezuela. The remainder of the office space we use is leased. We believe that our leases and properties are sufficient for our current purposes.

LOCATIONS OF CERTAIN ASSETS

As of December 31, 2020, approximately 8 percent of our consolidated assets were located outside the U.S. and Canada, including $797 million of cash and securities on deposit with regulatory authorities in those locations.

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

For additional information see Item 1A. Risk Factors – Business and Operations.

46 AIG | 2020 Form 10-K

ITEM 3 | Legal Proceedings

For a discussion of legal proceedings see Note 16 to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4 | Mine Safety Disclosures

Not applicable.

Part II

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AIG’s common stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG).There were approximately 21,324 stockholders of record of AIG Common Stock as of February 9, 2021.

Equity Compensation Plans

Our table of equity compensation plans will be included in the definitive proxy statement for AIG’s 2021 Annual Meeting of Shareholders. The definitive proxy statement will be filed with the SEC no later than 120 days after the end of AIG’s fiscal year pursuant to Regulation 14A.

Purchases of Equity Securities

On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock of $1.5 billion.

During the three-month period ended December 31, 2020, we did not repurchase any shares of AIG Common Stock or any warrants to purchase shares of AIG Common Stock under this authorization.

As of December 31, 2020, approximately $1.5 billion remained under the authorization. In January 2021, we repurchased approximately $92 million of additional shares of AIG Common Stock pursuant to an Exchange Act Rule 10b5-1 repurchase plan. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. The repurchase of AIG Common Stock and warrants to purchase shares of AIG Common Stock is also subject to the terms of AIG’s Series A 5.85% Non-Cumulative Preferred Stock (Series A Preferred Stock), pursuant to which AIG may not (other than in limited circumstances) purchase, redeem or otherwise acquire AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

For additional information on our share purchases see Notes 17 and 23 to the Consolidated Financial Statements.

AIG | 2020 Form 10-K 47

ITEM 5 | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Performance Graph

The following Performance Graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2015 to December 31, 2020) with the cumulative total return of the S&P’s 500 stock index (which includes AIG), the S&P Property and Casualty Insurance Index and the S&P Life and Health Insurance Index.

Value of $100 Invested on December 31, 2015

(All $ as of December 31st)

Dividend reinvestment has been assumed and returns have been weighted to reflect relative stock market capitalization.

	As of December 31,
	2015	2016	2017	2018	2019	2020
AIG	$100.00	$107.77	$100.37	$68.16	$91.05	$70.03
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P 500 Property & Casualty Insurance Index	100.00	115.71	141.61	134.97	169.88	181.70
S&P 500 Life & Health Insurance	100.00	124.86	145.37	115.17	141.88	128.43

ITEM 6 | Selected Financial Data

Not applicable.

48 AIG | 2020 Form 10-K

ITEM 7 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K and other publicly available documents may include, and officers and representatives of AIG may from time to time make and discuss, projections, goals, assumptions and statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only a belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “focused on achieving,” “view,” “target,” “goal” or “estimate.” These projections, goals, assumptions and statements may relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, the effect of catastrophes, such as the COVID-19 crisis, and macroeconomic events, anticipated dispositions, monetization and/or acquisitions of businesses or assets, or successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results.

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

• changes in market and industry conditions, including the significant global economic downturn, volatility in financial and capital markets, prolonged economic recovery and disruptions to AIG’s operations driven by COVID-19 and responses thereto, including new or changed governmental policy and regulatory actions;

• the occurrence of catastrophic events, both natural and man-made, including COVID-19, other pandemics, civil unrest and the effects of climate change;

• AIG’s ability to successfully dispose of, monetize and/or acquire businesses or assets or successfully integrate acquired businesses, including any separation of the Life and Retirement business from AIG and the impact any separation may have on AIG, its businesses, employees, contracts and customers;

• AIG’s ability to effectively execute on AIG 200 transformational programs designed to achieve underwriting excellence, modernization of AIG’s operating infrastructure, enhanced user and customer experiences and unification of AIG;

• the impact of potential information technology, cybersecurity or data security breaches, including as a result of cyber-attacks or security vulnerabilities, the likelihood of which may increase due to extended remote business operations as a result of COVID-19;

• disruptions in the availability of AIG’s electronic data systems or those of third parties;

• availability and affordability of reinsurance;

• the effectiveness of our risk management policies and procedures, including with respect to our business continuity and disaster recovery plans;

• nonperformance or defaults by counterparties, including Fortitude Re;

• changes in judgments concerning potential cost-saving opportunities;

• concentrations in AIG’s investment portfolios;

• changes to the valuation of AIG’s investments;

• changes to our sources of or access to liquidity;

• actions by rating agencies with respect to our credit and financial strength ratings;

• changes in judgments or assumptions concerning insurance underwriting and insurance liabilities;

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

AIG | 2020 Form 10-K 49

ITEM 7 | Index to Item 7

Throughout the MD&A, we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

We have incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report to assist readers seeking additional information related to a particular subject.

50 AIG | 2020 Form 10-K

ITEM 7 | Use of Non-GAAP Measures

Use of Non-GAAP Measures

Throughout this MD&A, we present our financial condition and results of operations in the way we believe will be most meaningful and representative of our business results. Some of the measurements we use are “non-GAAP financial measures” under SEC rules and regulations. GAAP is the acronym for “generally accepted accounting principles” in the United States. The non-GAAP financial measures we present may not be comparable to similarly-named measures reported by other companies.

Book value per common share, excluding accumulated other comprehensive income (AOCI) adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets and deferred tax assets (DTA) (Adjusted book value per common share) is used to show the amount of our net worth on a per-common share basis after eliminating items that can fluctuate significantly from period to period including changes in fair value of AIG’s available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets since these fair value movements are economically transferred to Fortitude Re. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in these book value per common share metrics. Adjusted book value per common share is derived by dividing total AIG common shareholders’ equity, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets, and DTA (Adjusted Common Shareholders’ Equity), by total common shares outstanding. The reconciliation to book value per common share, the most comparable GAAP measure, is presented in the Executive Summary section of this MD&A.

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

• changes in uncertain tax positions and other tax items related to legacy matters having no relevance to our current businesses or operating performance; and

• net tax charge related to the enactment of the Tax Act;

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

Adjusted revenues exclude Net realized capital gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes) and changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes). Adjusted revenues is a GAAP measure for our segments.

AIG | 2020 Form 10-K 51

ITEM 7 | Use of Non-GAAP Measures

Adjusted pre-tax income is derived by excluding the items set forth below from income from continuing operations before income tax. This definition is consistent across our segments. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and measures that we believe to be common to the industry. APTI is a GAAP measure for our segments. For the period ended December 31, 2018, we have excluded changes in the fair value of equity securities from adjusted pre-tax income to be consistent with our elected prospective treatment beginning in the first quarter of 2019 due to a change in accounting principle. Excluded items include the following:

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

• integration and transaction costs associated with acquiring or divesting businesses;

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

52 AIG | 2020 Form 10-K

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

• reinsurance assets, including the allowance for credit losses;

• goodwill impairment;

• allowances for credit losses primarily on loans and available for sale fixed maturity securities;

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

AIG | 2020 Form 10-K 53

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

• Expected loss ratios are used for the latest accident year (i.e., accident year 2020 for the year-end 2020 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss cost trend and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity lines of business such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.

• Loss development factors are used to project the reported losses for each accident year to an ultimate basis. Generally, the actual loss development factors observed from prior accident years would be used as a basis to determine the loss development factors for the subsequent accident years.

• Tail factors are development factors used for certain longer tailed lines of business (for example, excess casualty, workers’ compensation and general liability), to project future loss development for periods that extend beyond the available development data. The development of losses to the ultimate loss for a given accident year for these lines may take decades and the projection of ultimate losses for an accident year is very sensitive to the tail factors selected beyond a certain age.

54 AIG | 2020 Form 10-K

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

AIG | 2020 Form 10-K 55

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

56 AIG | 2020 Form 10-K

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

Structural driver analytics seek to explain the underlying drivers of frequency/severity. A structural driver analysis of frequency/severity is particularly useful for understanding the key drivers of uncertainty in the ultimate loss cost. For example, for the excess workers’ compensation product line of business, we have attempted to corroborate our judgment by considering the impact on severity of the future potential for deterioration of an injured worker’s medical condition, the impact of price inflation on the various categories of medical expense and cost of living adjustments on indemnity benefits, the impact of injured worker mortality and claim specific settlement and loss mitigation strategies, etc., using the following:

• Claim by claim reviews, often facilitated by third-party specialists, to determine the stability and likelihood of settling an injured worker’s indemnity and medical benefits;

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

AIG | 2020 Form 10-K 57

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

The tail factor is typically the most critical assumption, and small changes in the selected tail factor can have a material effect on our carried reserves. For example, the tail factors beyond twenty years for guaranteed cost business could vary by one and one-half percent below to two percent above those actually indicated in the 2020 loss reserve review. For excess of deductible business, in our judgment, it is reasonably likely that tail factors beyond twenty years could vary by four percent below to six percent above those actually indicated in the 2020 loss reserve review.

58 AIG | 2020 Form 10-K

ITEM 7 | Critical Accounting Estimates

Line of Business or Category	Key Assumptions
U.S. Excess Casualty

We utilize various loss cost trend assumptions for different segments of the portfolio. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2020 loss reserve review for U.S. Excess Casualty may range five percent lower or higher than this estimated loss trend. The loss cost trend assumption is critical for the U.S. Excess Casualty class of business due to the long-tail nature of the losses, and is applied across many accident years. Thus, there is the potential for the loss reserves with respect to a number of accident years (the expected loss ratio years) to be significantly affected by changes in loss cost trends that were initially relied upon in setting the loss reserves. These changes in loss trends could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.

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

After evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably likely that the actual loss development factors could vary by an amount equivalent to a six month shift from those actually utilized in the year-end 2020 reserve review. This would impact projections both for accident years where the selections were directly based on loss development methods as well as the a priori loss ratio assumptions for accident years with selections based on Bornhuetter-Ferguson or Cape Cod methods. Similar to loss cost trends, these changes in loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting losses.

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

U.S. Financial Lines

The loss cost trends for U.S. Directors and Officers (D&O) liability business vary by year and subset, but for the most recent accident years, it is assumed to have been generally close to zero. After evaluating the historical loss cost levels from prior accident years since the early 1990s, including the potential effect of losses relating to the credit crisis, in our judgment, it is reasonably likely that the actual variation in loss cost levels for these subsets could vary by approximately 10 percent lower or higher on a year-over-year basis than the assumptions actually utilized in the year-end 2020 reserve review. Because U.S. D&O business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation. In our analysis, the effects of loss cost trend assumptions affect the results through the a priori loss ratio assumptions used for the Bornhuetter-Ferguson and Cape Cod methods, which impact the projections for the more recent accident years.

The selected loss development factors are also an important assumption, but are less critical than for U.S. Excess Casualty. Because these classes are written on a claims made basis, the loss reporting and development tail is much shorter than for U.S. Excess Casualty. However, the high severity nature of the losses does create the potential for significant deviations in loss development patterns from one year to the next. Similar to U.S. Excess Casualty, after evaluating the historical loss development factors from prior accident years since the early 1990s, in our judgment, it is reasonably likely that actual loss development factors could change by an amount equivalent to a shift by six months from those actually utilized in the year-end 2020 reserve review.

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

AIG | 2020 Form 10-K 59

ITEM 7 | Critical Accounting Estimates

Line of Business or Category	Key Assumptions
U.S. Run-Off Long Tail Insurance lines

We historically have used a combination of loss development methods and expected loss ratio methods for excess workers’ compensation and other run-off insurance lines. For environmental claims, we have utilized a variety of methods including traditional loss development approaches, claim department and other expert evaluations of the ultimate costs for certain claims and survival ratio metrics.

U.S. Run-Off Long Tail Insurance lines is an extremely long-tail class of business, with a much greater than normal uncertainty as to the appropriate loss development factors for the tail of the loss development. Specifically for excess workers’ compensation, after evaluating the historical loss development factors for prior accident years since the 1980s as well as the development over the past several years of the ground up loss projections utilized to help select the loss development factors in the tail for this class of business, in our judgment, it is reasonably likely that the tail factor beyond 30 years could vary by 10 percent above or below that actually indicated in the 2020 loss reserve review.

Other Reserve Items

Loss adjustment expenses (LAE) are separated into two broad categories: allocated loss adjustment expenses (ALAE), also referred to as legal defense and cost containment or “legal” and unallocated loss adjustment expenses, which includes certain claims adjuster fees and other internal claim management costs.

We determine reserves for legal expenses for each class of business by one or more actuarial or structural driver methods. For the majority of lines of business, legal costs are analyzed in conjunction with losses. For lines of business where they are separately analyzed the methods used generally include development methods comparable to those described for loss development methods. The development could be based on either the paid loss adjustment expenses or the ratio of paid loss adjustment expenses to paid losses, or both. Other methods include the utilization of expected ultimate ratios of paid loss expense to paid losses, based on actual experience from prior accident years or from similar product lines of business.

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

The following sensitivity analysis table summarizes the effect on the loss reserve position of using certain alternative loss cost trend (for accident years where we use expected loss ratio methods) or loss development factor assumptions rather than the assumptions actually used in determining our estimates in the year-end loss reserve analyses in 2020:

December 31, 2020	Increase (Decrease)		Increase (Decrease)
(in millions)	to Loss Reserves		to Loss Reserves
Loss cost trends:		Loss development factors:
U.S. Excess Casualty:		U.S. Excess Casualty:
5 percent increase	$1,000	6-months slower	$1,050
5 percent decrease	(650)	6-months faster	(800)
U.S. Financial Lines (D&O)		U.S. Financial Lines (D&O)
10 percent increase	1,100	6-months slower	650
10 percent decrease	(650)	6-months faster	(450)
		U.S. Workers' Compensation:
		Tail factor increase(a)	1,100
		Tail factor decrease(b)	(800)

(a) Tail factor increase of 2 percent for guaranteed cost business and 6 percent for deductible business.

(b) Tail factor decrease of 1.5 percent for guaranteed cost business and 4 percent for deductible business.

60 AIG | 2020 Form 10-K

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

Groupings for loss recognition testing are consistent with our manner of acquiring, servicing, and measuring the profitability of the business and are applied by product groupings, including traditional life, payout annuities and long-term care insurance. Once loss recognition has been recorded for a block of business, the old assumption set is replaced and the assumption set used for the loss recognition would then be subject to the lock-in principle. For the business ceded to Fortitude Re, 100 percent of the risk is transferred and no additional loss recognition will occur. Key judgments made in loss recognition testing include the following:

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

AIG | 2020 Form 10-K 61

ITEM 7 | Critical Accounting Estimates

Significant unrealized appreciation on investments in a low interest rate environment may cause DAC to be adjusted and additional future policy benefit liabilities to be recorded through a charge directly to accumulated other comprehensive income (“shadow loss recognition”). These charges are included, net of tax, with the change in net unrealized appreciation of investments. In applying shadow loss recognition, the Company overlays unrealized gains and other shadow adjustments onto loss recognition tests without revising the underlying test. Accordingly, there is limited additional judgment in this process.

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

The liability for GMDB, which is recorded in Future policyholder benefits, represents the expected value of benefits in excess of the projected account value, with the excess recognized ratably through Policyholder benefits and losses incurred over the accumulation period based on total expected fee assessments. The liabilities for GMWB, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in realized capital gains (losses).

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

62 AIG | 2020 Form 10-K

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

AIG | 2020 Form 10-K 63

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

In estimating future gross profits for variable annuity products as of December 31, 2020, a long-term annual asset growth assumption of 7.0 percent (before expenses that reduce the asset base from which future fees are projected) was applied to estimate the future growth in assets and related asset-based fees. In determining the asset growth rate, the effect of short-term fluctuations in the equity markets is partially mitigated through the use of a reversion to the mean methodology, whereby short-term asset growth above or below the long-term annual rate assumption impacts the growth assumption applied to the five-year period subsequent to the current balance sheet date. The reversion to the mean methodology allows us to maintain our long-term growth assumptions, while also giving consideration to the effect of actual investment performance. When actual performance significantly deviates from the annual long-term growth assumption, as evidenced by growth assumptions for the five-year reversion to the mean period falling below a certain rate (floor) or above a certain rate (cap) for a sustained period, judgment may be applied to revise or “unlock” the growth rate assumptions to be used for both the five-year reversion to the mean period as well as the long-term annual growth assumption applied to subsequent periods. The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry.

For additional discussion see Insurance Reserves – Life and Annuity Reserves and DAC – DAC – Reversion to the Mean.

The following table summarizes the sensitivity of changes in certain assumptions for DAC and SIA, embedded derivatives and other reserves related to guaranteed benefits and URR, measured as the related hypothetical impact on December 31, 2020 balances and the resulting hypothetical impact on pre-tax income, before hedging.

	Increase (decrease) in
		Other		Embedded
		Reserves		Derivatives
		Related to	Unearned	Related to
December 31, 2020	DAC/SIA	Guaranteed	Revenue	Guaranteed	Pre-Tax
(in millions)	Asset	Benefits	Reserve	Benefits	Income
Assumptions:
Net Investment Spread
Effect of an increase by 10 basis points	$118	$(42)	$(8)	$(184)	$352
Effect of a decrease by 10 basis points	(115)	43	6	189	(353)
Equity Return(a)
Effect of an increase by 1%	104	(30)	-	(62)	196
Effect of a decrease by 1%	(100)	38	-	63	(201)
Volatility(b)
Effect of an increase by 1%	(3)	24	-	(44)	17
Effect of a decrease by 1%	3	(23)	-	45	(19)
Interest Rate(c)
Effect of an increase by 1%	-	-	-	(2,675)	2,675
Effect of a decrease by 1%	-	-	-	3,469	(3,469)
Mortality
Effect of an increase by 1%	(7)	43	(5)	(55)	10
Effect of a decrease by 1%	14	(42)	6	55	(5)
Lapse
Effect of an increase by 10%	(122)	(89)	(25)	(113)	105
Effect of an decrease by 10%	135	94	25	118	(102)

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

64 AIG | 2020 Form 10-K

ITEM 7 | Critical Accounting Estimates

The sensitivity ranges of 10 basis points, one percent and 10 percent are included for illustrative purposes only and do not reflect the changes in net investment spreads, equity return, volatility, interest rate, mortality or lapse used by AIG in its fair value analyses or estimates of future gross profits to value DAC and related reserves. Changes different from those illustrated may occur in any period.

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

We assess the collectability of reinsurance recoverable balances, at minimum on an annual basis, through either comparison with historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes on uncollectable reinsurance that reduces the carrying amount of reinsurance and other assets on the balance sheet (collectively, the reinsurance recoverable balances). This estimate requires significant judgment for which key considerations include:

• paid and unpaid amounts recoverable;

• whether the balance is in dispute or subject to legal collection;

• the relative financial health of the reinsurer as determined by the Obligor Risk Ratings (ORRs) we assign to each reinsurer based upon our financial reviews; reinsurers that are financially troubled (i.e., in run-off, have voluntarily or involuntarily been placed in receivership, are insolvent, are in the process of liquidation or otherwise subject to formal or informal regulatory restriction) are assigned ORRs that will generate significant allowance; and

• whether collateral and collateral arrangements exist.

An estimate of the reinsurance recoverable’s lifetime expected credit losses is established utilizing a probability of default and loss given default method, which reflects the reinsurer’s ORR rating. The allowance for credit losses excludes disputed amounts. An allowance for disputes is established for a reinsurance recoverable using the losses incurred model for contingencies.

At December 31, 2020, the allowance for credit losses and disputes on reinsurance recoverable was $375 million, or less than one percent of the consolidated reinsurance recoverable.

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

AIG | 2020 Form 10-K 65

ITEM 7 | Critical Accounting Estimates

ALLOWANCE FOR CREDIT LOSSES AND GOODWILL Impairment

Allowance for Credit Losses

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

For fixed maturity securities for which a decline in the fair value below the amortized cost is due to credit related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to realized capital losses. The allowance for credit losses is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit related factors is presented in unrealized appreciation (depreciation) of fixed maturity securities on which an allowance for credit losses was previously recognized (a separate component of accumulated other comprehensive income). Accrued interest is excluded from the measurement of the allowance for credit losses.

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

For additional information on the methodology and significant inputs, by investment type, that we use to determine the amount of impairment and allowances for loan losses see the discussion in Notes 6 and 7 to the Consolidated Financial Statements.

Goodwill Impairment

For a discussion of goodwill impairment see Part I, Item 1A. Risk Factors – Estimates and Assumptions and Note 12 to the Consolidated Financial Statements. In 2020, 2019 and 2018, for substantially all of the reporting units we elected to bypass the qualitative assessment of whether goodwill impairment may exist and, therefore, performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units tested exceeded their book value. To determine fair value, we primarily use a discounted expected future cash flow analysis that estimates and discounts projected future distributable earnings. Such analysis is principally based on our business projections that inherently include judgments regarding business trends.

COVID-19 has caused significant market volatility impacting our actual and projected results and contributed to a decline in our stock price. As this is an evolving crisis, we expect to continue to monitor developments and perform updated analyses as necessary.

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

66 AIG | 2020 Form 10-K

ITEM 7 | Critical Accounting Estimates

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

The following table presents the fair value of fixed maturity and equity securities by source of value determination:

December 31, 2020	Fair	Percent
(in billions)	Value	of Total
Fair value based on external sources(a)	$255.4	91.9%
Fair value based on internal sources	22.4	8.1
Total fixed maturity and equity securities(b)	$277.8	100.0%

(a) Includes $20.6 billion for which the primary source is broker quotes.

(b) Includes available for sale and other securities.

Level 3 Assets and Liabilities

Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are measured and classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs available in the marketplace used to measure the fair value.

For additional information see Note 5 to the Consolidated Financial Statements.

The following table presents the amount of assets and liabilities measured at fair value on a recurring basis and classified as Level 3:

	December 31,	Percentage	December 31,	Percentage
(in billions)	2020	of Total	2019	of Total
Assets	$31.8	5.4%	$31.2	5.9%
Liabilities	15.9	3.1	7.0	1.5

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

We classify fair value measurements for certain assets and liabilities as Level 3 when they require significant unobservable inputs in their valuation, including contractual terms, prices and rates, yield curves, credit curves, measures of volatility, prepayment rates, default rates, mortality rates, policyholder behavior, and correlations of such inputs.

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

AIG | 2020 Form 10-K 67

ITEM 7 | Critical Accounting Estimates

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

The carryforward periods of our foreign tax credit carryforwards range from tax years 2021 through 2023. Carryforward periods for our net operating losses extend from 2028 forward. However, utilization of a portion of our net operating losses is limited under separate return limitation year rules. Based on 2020 events and our analysis of their potential impact on utilization of our tax attributes, we concluded that a valuation allowance should be established on a portion of our foreign tax credit carryforwards that are no longer more-likely-than-not to be realized, all of which was allocated to continuing operations.

For 2020, recent changes in market conditions, including the COVID-19 crisis and interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of December 31, 2020, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. Life Insurance companies’ available for sale securities portfolio.

For 2020, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. non-life companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of December 31, 2020, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. non-life companies’ available for sale securities portfolio.

For a discussion of our framework for assessing the recoverability of our deferred tax asset see Note 22 to the Consolidated Financial Statements.

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

U.S. Tax Law Changes

On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act reduced the statutory rate of U.S. federal corporate income tax to 21 percent and enacted numerous other changes impacting AIG and the insurance industry.

The Tax Act includes provisions for GILTI under which taxes are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for BEAT under which taxes are imposed on certain base eroding payments to affiliated foreign companies. While the U.S. tax authorities issued formal guidance, including recently issued regulations for BEAT and other provisions of the Tax Act, there are still certain aspects of the Tax Act that remain unclear and subject to substantial uncertainties. Additional guidance is expected in future periods. Such guidance may result in changes to the interpretations and assumptions we made and

68 AIG | 2020 Form 10-K

ITEM 7 | Critical Accounting Estimates

actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 crisis. The tax provisions of the CARES Act have not had and are currently not expected to have a material impact on AIG’s U.S. federal tax liabilities.

For an additional discussion of the Tax Act see Note 22 to the Consolidated Financial Statements.

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

Announcement of Intent to Separate Life and Retirement

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. No decisions have yet been made regarding the structure of the initial disposition of up to a 19.9% interest in the Life and Retirement business. In addition, any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC. No assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur.

Sale of Fortitude Holdings

On June 2, 2020, we completed the sale of a majority of the interests in Fortitude Holdings to Carlyle FRL, an investment fund advised by an affiliate of Carlyle, and T&D, a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the Majority Interest Fortitude Sale). AIG established Fortitude Reinsurance Company Ltd. (Fortitude Re), a wholly-owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Run-Off portfolio. As of December 31, 2020, approximately $30.5 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $4.1 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Run-Off operations. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, following the closing of the Majority Interest Fortitude Sale, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.

AIG sold a 19.9 percent ownership interest in Fortitude Holdings to TCG, an affiliate of Carlyle, in November 2018 (the 2018 Fortitude Sale). As a result of completion of the Majority Interest Fortitude Sale, Carlyle FRL purchased from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D purchased from AIG a 25 percent ownership interest in Fortitude Holdings; AIG retained a 3.5 percent ownership interest in Fortitude Holdings and one seat on its Board of Managers. The $2.2 billion of proceeds received by AIG at closing include (i) the $1.8 billion under the Majority Interest Fortitude Sale, which is subject to a post-closing purchase price adjustment pursuant to which AIG will pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur on or prior to December 31, 2023, up to a maximum payment of $500 million; and (ii) a $383 million purchase price adjustment from Carlyle FRL and T&D, corresponding to their respective portions of a proposed $500 million non-pro rata distribution from Fortitude Holdings that was not received by AIG prior to the closing.

For further discussion on the sale of Fortitude Holdings see Note 8 to the Consolidated Financial Statements

AIG | 2020 Form 10-K 69

ITEM 7 | Executive Summary

Segment Changes

In the fourth quarter of 2020, AIG’s chief operating decision makers modified their view of AIG’s businesses and how they allocate resources and assess performance. The new operating structure no longer includes a Legacy segment. AIG now reports the results of its businesses through three segments – General Insurance, Life and Retirement and Other Operations. See Note 3 to the Consolidated Financial Statements for further information on our segment changes.

Financial Performance Summary

Net Income (Loss) Attributable To AIG Common Shareholders (in millions)

2020 and 2019 Comparison

Net loss attributable to AIG common shareholders in 2020 compared to Net income attributable to AIG common shareholders in 2019 primarily due to:

• loss on the closing of the Majority Interest Fortitude Sale;

• higher catastrophe losses in General Insurance due to the impact of COVID-19, wildfires, civil unrest and other events and unfavorable impact from COVID-19 mortality in Life and Retirement;

• lower investment returns due primarily to lower income on our available for sale fixed maturity securities due to yield compression and fixed maturity securities for which the fair value option was elected due to a widening of credit spreads in 2020. This compares to the prior year where we experienced higher income on our available for sale fixed maturity securities and higher gains on our fixed maturity securities for which the fair value option was elected due to a decrease in rates and narrowing of credit spreads;

• net realized capital losses in 2020 compared to net realized capital gains in the prior year primarily driven by the loss on the embedded derivative related to the Fortitude Re funds withheld assets; and

• asset impairment charges as a result of Blackboard being placed into run-off.

This decrease was partially offset by:

• lower accident year loss ratio, as adjusted due to underwriting discipline, increased use of reinsurance and a change in business mix;

• lower net loss reserve discount charge;

• lower general operating expenses primarily driven by lower employee related expenses as well as a reduction in travel expenses as a result of the COVID-19 crisis; and

• the impact of noncontrolling interest attributed to Fortitude Re results as discussed in Consolidated Results of Operations.

For further discussion see Consolidated Results of Operations.

70 AIG | 2020 Form 10-K

ITEM 7 | Executive Summary

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

• higher investment returns in our alternative investments portfolio due to robust equity market returns in 2019, income from an initial public offering of a holding in the private equity portfolio, and an increase in income from fixed maturity securities for which the fair value option was elected. This compares to the prior year where returns were lower as a result of an increase in interest rates and widening credit spreads that occurred, lower hedge fund performance as well as negative performance of our fair value option equity securities portfolio;

• net realized capital gains in 2019 compared to net realized capital losses in the prior year; and

• lower general and other operating expenses as a result of ongoing strategic initiatives to reduce costs.

These increases were partially offset by:

• a net loss reserve discount charge in 2019 compared to a loss reserve discount benefit in 2018; and

• the impact of noncontrolling interest attributed to Fortitude Re results in 2019 as discussed in Consolidated Results of Operations.

For further discussion see Consolidated Results of Operations.

AIG | 2020 Form 10-K 71

ITEM 7 | Executive Summary

Adjusted Pre-Tax Income* (in millions)

2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

• higher catastrophe losses in General Insurance due to the impact of COVID-19, wildfires, civil unrest and other events and unfavorable impact from COVID-19 mortality in Life and Retirement; and

• lower investment returns due to the sale of Fortitude Re and lower income on our available for sale fixed maturity securities due to yield compression and fixed maturity securities for which the fair value option was elected due to a widening of credit spreads in 2020. This compares to the prior year where we experienced higher income on our available for sale fixed maturity securities and higher gains on our fixed maturity securities for which the fair value option was elected due to a decrease in rates and narrowing of credit spreads.

This decrease was partially offset by:

• lower accident year loss ratio, as adjusted due to underwriting discipline, increased use of reinsurance and a change in business mix; and

• lower general operating expenses primarily driven by lower employee related expenses as well as a reduction in travel expenses as a result of the COVID-19 crisis.

2019 and 2018 Comparison

Adjusted pre-tax income increased primarily due to:

• lower catastrophe losses and lower accident year losses as a result of underwriting discipline, increased use of reinsurance and a change in business mix and favorable prior year loss reserve development compared to unfavorable loss reserve development in the prior year;

• higher investment returns in our alternative investments portfolio due to robust equity market returns in 2019, income from an initial public offering of a holding in the private equity portfolio, and an increase in income from fixed maturity securities for which the fair value option was elected. In the prior year returns were lower as a result of an increase in interest rates and widening credit spreads that occurred and lower hedge fund performance; and

• lower general operating and other expenses as a result of ongoing strategic initiatives to reduce costs.

For further discussion see Consolidated Results of Operations.

* Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

72 AIG | 2020 Form 10-K

ITEM 7 | Executive Summary

General Operating and Other Expenses (in millions)

General operating and other expenses decreased in 2020 compared to 2019 primarily due to lower employee related expenses as well as a reduction in travel expenses as a result of the COVID-19 crisis. General operating and other expenses declined in 2019 compared to 2018 primarily due to lower employee related expenses and professional fee reductions pertaining to expense reduction initiatives. The declines were partially offset by an increase in expenses caused by the acquisitions of Validus and Glatfelter in the third and fourth quarters of 2018, respectively.

General operating and other expenses for 2020, 2019 and 2018 included approximately $435 million, $218 million and $395 million, respectively, of pre-tax restructuring and other costs which were primarily comprised of employee severance charges and other costs related to organizational simplification, operational efficiency, and business rationalization.

Return on Common Equity	Adjusted Return on Common Equity*

* Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.
Book Value Per Common Share	Adjusted Book Value Per Common Share*

* Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG | 2020 Form 10-K 73

ITEM 7 | Executive Summary

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in 2020, characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, historically low interest rates, global economic contraction, global trade tensions and Brexit. Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the Euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. No decisions have yet been made regarding the structure of the initial disposition of up to a 19.9% interest in the Life and Retirement business. In addition, any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC. No assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur.

For additional information please see Part I, Item 1A. Risk Factors – Business and Operations – No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, the separation could cause the emergence or exacerbate the effects of other risks to which AIG is exposed.

Impact of COVID-19

We are continually assessing the impact on our business, operations and investments of COVID-19 and the resulting ongoing and severe economic and societal disruption. These impacts, including a global economic contraction, disruptions in financial markets, increased market volatility and declines in certain equity and other asset prices have had and may continue to have negative effects on our investments, our access to liquidity, our ability to generate new sales and the costs associated with claims. In addition, in response to the crisis, new governmental, legislative and regulatory actions have been taken and continue to be developed that have resulted and could continue to result in additional restrictions and requirements, or court decisions rendered, relating to or otherwise affecting our policies that may have a negative impact on our business, operations and capital.

General Insurance offers numerous products for which we are monitoring claims activity and assessing adverse impact on future new and renewal business in relation to the COVID-19 crisis. General Insurance had $2.4 billion of pre-tax catastrophe losses, net of reinsurance, in 2020, which included $1.1 billion of estimated COVID-19 losses primarily related to Commercial Property, Validus Re, contingency and travel. The remainder of the catastrophe losses were primarily weather-related. We are continually reassessing our exposures in light of unfolding developments in the U.S. and globally and evaluating coverage by our reinsurance arrangements.

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

We have a diverse investment portfolio with material exposures to various forms of credit risk. To date, the far reaching economic impacts of COVID-19 have been largely offset, to date, by intervention taken by governments and monetary authorities and equity market rebound resulting in a minimal impact on the value of the portfolio. At this point in time, uncertainty surrounding the duration and severity of the COVID-19 crisis makes the long-term financial impact difficult to quantify.

For additional information please see Part I, Item 1A. Risk Factors – COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto.

Impact of Changes in the Interest Rate Environment

In 2020, interest rates declined in response to COVID-19 and related impacts with key benchmark rates in the U.S. and in many developed markets close to historic lows and, in some international jurisdictions, negative. The low interest rate environment negatively affects sales of interest rate sensitive products in our industry and negatively impacts the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. The severe market impacts in 2020 have, however, resulted in an increase in certain credit spreads that partially offset the decrease in benchmark rates. On the other hand, if rates rise, some of these impacts may abate while there may be different impacts, some of which are highlighted below. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management

74 AIG | 2020 Form 10-K

ITEM 7 | Executive Summary

strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities.

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

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 67 percent were crediting at the contractual minimum guaranteed interest rate at December 31, 2020. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 59 percent and 61 percent at December 31, 2020 and December 31, 2019, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning. In the core universal life business in our Life Insurance business, 68 percent of the account values were crediting at the contractual minimum guaranteed interest rate at December 31, 2020.

AIG | 2020 Form 10-K 75

ITEM 7 | Executive Summary

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates, excluding balances ceded to Fortitude Re:

	Current Crediting Rates
December 31, 2020		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$8,388	$1,953	$18,898	$29,239
> 1% - 2%	5,018	36	1,699	6,753
> 2% - 3%	11,025	5	19	11,049
> 3% - 4%	8,622	41	6	8,669
> 4% - 5%	492	-	4	496
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$33,579	$2,035	$20,631	$56,245
Group Retirement*
1%	$1,868	$3,120	$4,469	$9,457
> 1% - 2%	5,986	702	160	6,848
> 2% - 3%	14,869	-	-	14,869
> 3% - 4%	755	-	-	755
> 4% - 5%	7,039	-	-	7,039
> 5% - 5.5%	167	-	-	167
Total Group Retirement	$30,684	$3,822	$4,629	$39,135
Universal life insurance
1%	$-	$-	$-	$-
> 1% - 2%	100	25	366	491
> 2% - 3%	262	550	1,201	2,013
> 3% - 4%	1,476	191	194	1,861
> 4% - 5%	3,200	2	-	3,202
> 5% - 5.5%	245	-	-	245
Total universal life insurance	$5,283	$768	$1,761	$7,812
Total	$69,546	$6,625	$27,021	$103,192
Percentage of total	67%	7%	26%	100%

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

In addition, for our General Insurance segment, sustained low interest rates may unfavorably affect the net loss reserve discount for workers’ compensation, and to a lesser extent could favorably impact assumptions about future medical costs, the combined net effect of which could result in higher net loss reserves.

76 AIG | 2020 Form 10-K

ITEM 7 | Executive Summary

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

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Years Ended December 31,				Percentage Change
Rate for 1 USD	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Currency:
GBP	0.78	0.79	0.75	(1)%	5%
EUR	0.88	0.90	0.84	(2)%	7%
JPY	107.23	109.31	110.50	(2)%	(1)%

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

AIG | 2020 Form 10-K 77

ITEM 7 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our Consolidated Results of Operations on a reported basis for the three-year period ended December 31, 2020. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see Critical Accounting Estimates.

The following table presents our consolidated results of operations and other key financial metrics:

Years Ended December 31,				Percentage Change
(in millions)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Revenues:
Premiums	$28,523	$30,561	$30,614	(7)%		-%
Policy fees	2,917	3,015	2,791	(3)		8
Net investment income	13,631	14,619	13,086	(7)		12
Net realized capital gains (losses)	(2,238)	632	(51)	NM		NM
Other income	903	919	949	(2)		(3)
Total revenues	43,736	49,746	47,389	(12)		5
Benefits, losses and expenses:
Policyholder benefits and losses incurred	24,806	25,402	27,412	(2)		(7)
Interest credited to policyholder account balances	3,622	3,832	3,754	(5)		2
Amortization of deferred policy acquisition costs	4,211	5,164	5,386	(18)		(4)
General operating and other expenses	8,396	8,537	9,302	(2)		(8)
Interest expense	1,457	1,417	1,309	3		8
(Gain) loss on extinguishment of debt	12	32	7	(63)		357
Net (gain) loss on sale or disposal of divested businesses	8,525	75	(38)	NM		NM
Total benefits, losses and expenses	51,029	44,459	47,132	15		(6)
Income (loss) from continuing operations before
income tax expense (benefit)	(7,293)	5,287	257	NM		NM
Current	217	545	336	(60)		62
Deferred	(1,677)	621	(182)	NM		NM
Income tax expense (benefit)	(1,460)	1,166	154	NM		NM
Income (loss) from continuing operations	(5,833)	4,121	103	NM		NM
Income (loss) from discontinued operations,
net of income taxes	4	48	(42)	(92)		NM
Net income (loss)	(5,829)	4,169	61	NM		NM
Less: Net income attributable to noncontrolling interests	115	821	67	(86)		NM
Net income (loss) attributable to AIG	(5,944)	3,348	(6)	NM		NM
Less: Dividends on preferred stock	29	22	-	32		NM
Net income (loss) attributable to AIG common shareholders	$(5,973)	$3,326	$(6)	NM	%	NM	%

Years Ended December 31,	2020	2019	2018
Return on common equity	(9.4)%	5.3%	0.0%
Adjusted return on common equity	4.4%	8.3%	2.5%

		December 31,	December 31,
(in millions, except per common share data)		2020	2019
Balance sheet data:
Total assets		$586,481	$525,064
Long-term debt and debt of consolidated investment entities		37,534	35,350
Total AIG shareholders’ equity		66,362	65,675
Book value per common share		76.46	74.93
Adjusted book value per common share		57.01	58.89
78 AIG | 2020 Form 10-K

ITEM 7 | Consolidated Results of Operations

The following table presents a reconciliation of Book value per common share to Book value per common share, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets and DTA (Adjusted book value per common share), which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	At December 31,
(in millions, except per common share data)	2020	2019	2018
Total AIG shareholders' equity	$66,362	$65,675	$56,361
Preferred equity	485	485	-
Total AIG common shareholders' equity	65,877	65,190	56,361
Less: Accumulated other comprehensive income (loss)	13,511	4,982	(1,413)
Add: Cumulative unrealized gains and losses related to
Fortitude Re’s Funds Withheld Assets	4,657	-	-
Less: Deferred tax assets	7,907	8,977	10,153
Adjusted common shareholders' equity	$49,116	$51,231	$47,621

Total common shares outstanding	861,558,049	869,999,031	866,609,429
Book value per common share	$76.46	$74.93	$65.04
Adjusted book value per common share	57.01	58.89	54.95

The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

Years Ended December 31,
(dollars in millions)	2020	2019	2018
Actual or annualized net income (loss) attributable to AIG
common shareholders	$(5,973)	$3,326	$(6)
Actual or annualized adjusted after-tax income (loss) attributable
to AIG common shareholders	2,201	4,078	1,215

Average AIG common shareholders' equity	$63,225	$62,205	$60,819
Less: Average AOCI	7,529	3,261	1,193
Add: Average cumulative unrealized gains and losses related to
Fortitude Re’s Funds Withheld Assets	2,653	-	-
Less: Average DTA	8,437	9,605	10,133
Average adjusted AIG common shareholders' equity	$49,912	$49,339	$49,493
Return on common equity	(9.4)%	5.3%	0.0%
Adjusted return on common equity	4.4%	8.3%	2.5%

AIG | 2020 Form 10-K 79

ITEM 7 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to adjusted pre-tax income/adjusted after-tax income attributable to AIG:

Years Ended December 31,	2020				2019				2018
		Total Tax	Non-			Total Tax	Non-			Total Tax	Non-
		(Benefit)	controlling	After		(Benefit)	controlling	After		(Benefit)	controlling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(e)	Tax	Pre-tax	Charge	Interests(e)	Tax	Pre-tax	Charge	Interests(e)	Tax
Pre-tax income (loss)/net income (loss), including
noncontrolling interests	$(7,293)	$(1,460)	$-	$(5,829)	$5,287	$1,166	$-	4,169	$257	$154	$-	$61
Noncontrolling interests			(115)	(115)			(821)	(821)			(67)	(67)
Pre-tax income (loss)/net income (loss) attributable to AIG	$(7,293)	$(1,460)	$(115)	$(5,944)	$5,287	$1,166	$(821)	$3,348	$257	$154	$(67)	$(6)
Dividends on preferred stock				29				22				-
Net income (loss) attributable to AIG common
shareholders				$(5,973)				$3,326				$(6)
Changes in uncertain tax positions and other tax
adjustments(a)		132	-	(132)		(30)	-	30		(48)	-	48
Deferred income tax valuation allowance
(releases) charges(b)		65	-	(65)		43	-	(43)		(21)	-	21
Changes in fair value of securities used to hedge
guaranteed living benefits	(41)	(9)	-	(32)	(194)	(40)	-	(154)	154	32	-	122
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains (losses)	(12)	(3)	-	(9)	(56)	(12)	-	(44)	(6)	(3)	-	(3)
Changes in the fair value of equity securities	(200)	(42)	-	(158)	(158)	(33)	-	(125)	184	38	-	146
Loss on extinguishment of debt	12	2	-	10	32	7	-	25	7	1	-	6
Net investment income on Fortitude Re funds
\withheld assets(c)	(1,053)	(221)	-	(832)	-	-	-	-	-	-	-	-
Net realized capital (gains) losses on Fortitude Re
funds withheld assets(c)	(463)	(98)	-	(365)	-	-	-	-	-	-	-	-
Net realized capital (gains) losses on Fortitude Re
funds withheld embedded derivative(c)	2,645	555	-	2,090	-	-	-	-	-	-	-	-
Net realized capital (gains) losses(d)	97	22	-	75	(456)	(99)	-	(357)	199	42	-	157
(Income) loss from discontinued operations				(4)				(48)				42
(Income) loss from divested businesses	8,525	1,610	-	6,915	75	9	-	66	(38)	(8)	-	(30)
Non-operating litigation reserves and settlements	(21)	(4)	-	(17)	(2)	-	-	(2)	19	4	-	15
Favorable prior year development and
related amortization changes ceded under
retroactive reinsurance agreements	(221)	(46)	-	(175)	(267)	(56)	-	(211)	675	142	-	533
Net loss reserve discount (benefit) charge	516	109	-	407	955	201	-	754	(371)	(79)	-	(292)
Integration and transaction costs associated with
acquiring or divesting businesses	12	3	-	9	24	5	-	19	124	26	-	98
Restructuring and other costs	435	91	-	344	218	46	-	172	395	83	-	312
Non-recurring costs related to regulatory or
accounting changes	65	14	-	51	12	2	-	10	-	-	-	-
Noncontrolling interests primarily related to net
realized capital gains (losses) of Fortitude
Holdings' standalone results(e)			62	62			660	660			46	46
Adjusted pre-tax income/Adjusted after-tax
income attributable to AIG common
shareholders	$3,003	$720	$(53)	$2,201	$5,470	$1,209	$(161)	$4,078	$1,599	$363	$(21)	$1,215

Weighted average diluted shares outstanding(f)				869.3				889.5				910.1
Income (loss) per common share attributable to
AIG common shareholders (diluted)(f)				$(6.88)				$3.74				$(0.01)
Adjusted after-tax income per common
share attributable to AIG common
shareholders (diluted)(f)				$2.52				$4.58				$1.34

(a) The year ended December 31, 2020 includes the tax audit resolution related to the IRS audit settlement for tax years 1991-2006 and the write-down of net operating loss deferred tax assets in certain foreign jurisdictions, which is offset by valuation allowance release.

(b) The year ended December 31, 2020 includes valuation allowance established against a portion of foreign tax credit carryforwards of AIG’s U.S. federal consolidated income tax group, as well as net valuation allowance release in certain foreign jurisdictions for 2020.

(c) Represents activity subsequent to the deconsolidation of Fortitude Re on June 2, 2020.

(d) Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.

(e) Prior to June 2, 2020, noncontrolling interests was primarily due to the 19.9 percent investment in Fortitude Holdings by an affiliate of Carlyle, which occurred in the fourth quarter of 2018. Carlyle was allocated 19.9 percent of Fortitude Holdings’ standalone financial results through the June 2, 2020 closing date of the Majority Interest Fortitude Sale. Fortitude Holdings’ results were mostly eliminated in AIG’s consolidated income from continuing operations given that its results arose from intercompany transactions. Noncontrolling interests was calculated based on the standalone financial results of Fortitude Holdings. The most significant component of Fortitude Holdings’ standalone results was the change in fair value of the embedded derivatives which changes with movements in interest rates and credit spreads, and which was recorded in net realized capital gains and losses of Fortitude Holdings. In accordance with AIG's adjusted after-tax income definition, realized capital gains and losses are excluded from noncontrolling interests. Subsequent to the Majority Interest Fortitude Sale, AIG owns 3.5 percent of Fortitude Holdings and no longer consolidates Fortitude Holdings in its financial statements as of such date. The minority interest in Fortitude Holdings is carried at cost within AIG’s Other invested assets, which was $100 million as of December 31, 2020.

80 AIG | 2020 Form 10-K

ITEM 7 | Consolidated Results of Operations

Fortitude Holdings’ summarized financial information (standalone results), prior to the Majority Interest Fortitude Sale on June 2, 2020, is presented below:

Years Ended December 31,	2020		2019
	Fortitude	AIG Noncontrolling	Fortitude	AIG Noncontrolling
(in millions)	Holdings	Interest	Holdings	Interest
Revenues	$653	$130	$2,359	$470
Expenses	702	140	1,890	376
Adjusted pre-tax income (loss)	(49)	(10)	469	94
Taxes (benefit) expense	(10)	(2)	98	20
Adjusted after-tax income (loss)	(39)	(8)	371	74

Net realized capital gains and other charges	383	77	4,216	839
Taxes on realized capital gains and other charges	81	16	886	177
Net realized capital gains and other charges - after-tax	302	61	3,330	662
Net income	$263	$53	$3,701	$736

(f) For the year ended December 31, 2020, because we reported a net loss attributable to AIG common shareholders, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. However, because we reported adjusted after-tax income attributable to AIG common shareholders, the calculation of adjusted after-tax income per diluted share attributable to AIG common shareholders includes 5,401,597 dilutive shares for the year ended December 31, 2020.

pre-tax income (LOSS) Comparison for 2020 and 2019

We recorded a pre-tax loss in 2020 compared to pre-tax income in 2019 primarily due to:

• an $8.3 billion loss on the closing of the Majority Interest Fortitude Sale;

• higher catastrophe losses in General Insurance due to the impact of COVID-19, wildfires, civil unrest and other events and unfavorable impact from COVID-19 mortality in Life and Retirement;

• lower investment returns due primarily to lower income on our available for sale fixed maturity securities due to yield compression and fixed maturity securities for which the fair value option was elected due to a widening of credit spreads in 2020. This compares to the prior year where we experienced higher income on our available for sale fixed maturity securities and higher gains on our fixed maturity securities for which the fair value option was elected due to a decrease in rates and narrowing of credit spreads;

• net realized capital losses in 2020 compared to net realized gains in the prior year due to:

– fair value loss on embedded derivative related to the Fortitude Re funds withheld assets;

– partially offset by Life and Retirement guaranteed living benefits, net of hedges, reflecting net realized capital gains in 2020 compared to net realized capital losses in 2019, primarily due to changes in the movement in the NPA, which is not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Reserves and DAC – Variable Annuity Guaranteed Benefits and Hedging Results).

• asset impairment charges as a result of Blackboard being placed into run-off.

This decrease was partially offset by:

• lower accident year loss ratio, as adjusted due to underwriting discipline, increased use of reinsurance and a change in business mix;

• lower net loss reserve discount charge; and

• lower general operating expenses primarily driven by lower employee related expenses as well as a reduction in travel expenses as a result of the COVID-19 crisis.

pre-tax income (LOSS) Comparison for 2019 and 2018

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

• higher investment returns in our alternative investments portfolio due to robust equity market returns in 2019, income from an initial public offering of a holding in the private equity portfolio, and an increase in income from fixed maturity securities for which the fair value option was elected. This compares to lower returns in the prior year as a result of an increase in interest rates and widening credit spreads that occurred, lower hedge fund performance, as well as negative performance of our fair value option equity securities portfolio;

AIG | 2020 Form 10-K 81

ITEM 7 | Consolidated Results of Operations

• net realized capital gains in 2019 compared to net realized capital losses in the prior year due to gains on the sales of securities and foreign exchange compared to losses on sales of securities and foreign exchange in 2018, as well as lower impairments in 2019 and losses on private equity sales in 2018. Partially offsetting these gains were derivative losses in 2019 compared to gains in 2018; and

• lower general and other operating expenses as a result of ongoing strategic initiatives to reduce costs.

These increases were partially offset by:

• a net loss reserve discount charge in 2019 compared to a loss reserve discount benefit in the prior year.

U.S. Tax law changes

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Act. The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. While the U.S. tax authorities issued formal guidance, including recently issued regulations for BEAT and other provisions of the Tax Act, there are still certain aspects of the Tax Act that remain unclear and subject to substantial uncertainties. Additional guidance is expected in future periods. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

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

INCOME TAX EXPENSE ANALYSIS

For the year ended December 31, 2020, the effective tax rate on loss from continuing operations was 20.0 percent. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 21 percent primarily due to:

• tax charges of:

– $186 million related to tax effects of the Majority Interest Fortitude Sale,

– $150 million associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards,

– $165 million net charge associated with changes in uncertain tax positions primarily driven by the accrual of IRS interest,

– $76 million associated with the effect of foreign operations; and

– $35 million of excess tax charges related to share-based compensation payments recorded through the income statement;

• partially offset by tax benefits of:

– $379 million associated with the remeasurement of tax liabilities, penalties and interest primarily related to the IRS audit settlement for tax years 1991-2006,

– $101 million of reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and

– $58 million associated with tax exempt income.

The effect of foreign operations is primarily related to income and losses in our foreign operations taxed at statutory tax rates different than 21 percent and foreign income subject to U.S. taxation.

82 AIG | 2020 Form 10-K

ITEM 7 | Consolidated Results of Operations

For the year ended December 31, 2019, the effective tax rate on income from continuing operations was 22.1 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to:

• tax charges of:

– $96 million net charge primarily related to the accrual of IRS interest (including interest related to uncertain tax positions),

– $82 million associated with the effect of foreign operations,

– $37 million of tax charges and related interest associated with increases in uncertain tax positions primarily related to open tax issues and audits in state and local jurisdictions,

– $27 million of excess tax charges related to share-based compensation payments recorded through the income statement, and

– $15 million of non-deductible transfer pricing charges;

• partially offset by tax benefits of:

– $113 million of reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities,

– $65 million associated with tax exempt income, and

– $44 million of valuation allowance activity related to certain foreign subsidiaries and state jurisdictions.

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

For the year ended December 31, 2018, the effective tax rate on income from continuing operations was 59.9 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to:

• tax charges of:

– $83 million net charge primarily related to the accrual of IRS interest (including interest related to uncertain tax positions),

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

For additional information see Note 22 to the Consolidated Financial Statements.

AIG | 2020 Form 10-K 83

ITEM 7 | Business Segment Operations

Business Segment Operations

Our business operations consist of General Insurance, Life and Retirement and Other Operations.

General Insurance consists of two operating segments: North America and International. Life and Retirement consists of four operating segments: Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. Other Operations is primarily comprised of corporate, our institutional asset management business and consolidation and eliminations.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG.

In the fourth quarter of 2020, AIG’s chief operating decision makers modified their view of AIG’s businesses and how they allocate resources and assess performance. The new operating structure no longer includes a Legacy segment. AIG now reports the results of its businesses through three segments – General Insurance, Life and Retirement and Other Operations. Prior periods were revised to conform to the current period presentation. See Note 3 to the Consolidated Financial Statements for further information on our segment changes.

The following table summarizes Adjusted pre-tax income (loss) from our business segment operations. See also Note 3 to the Consolidated Financial Statements.

Years Ended December 31,
(in millions)	2020	2019	2018
General Insurance
North America - Underwriting loss	$(1,301)	$(365)	$(2,430)
International - Underwriting income (loss)	277	454	(707)
General Insurance Net investment income	2,925	3,444	2,843
General Insurance	$1,901	$3,533	$(294)
Life and Retirement
Individual Retirement	1,938	1,977	1,678
Group Retirement	1,013	937	936
Life Insurance	142	331	472
Institutional Markets	438	308	257
Life and Retirement	3,531	3,553	3,343
Other Operations	(1,963)	(1,312)	(1,489)
Consolidation and eliminations	(466)	(304)	39
Adjusted pre-tax income	$3,003	$5,470	$1,599

84 AIG | 2020 Form 10-K

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

Global Specialty: Products include aerospace, political risk, trade credit, portfolio solutions, energy-related property insurance products, marine and crop insurance.

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

AIG | 2020 Form 10-K 85

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

We serve our business and individual customers on a global basis – from the largest multinational corporations to local businesses and individuals. Our clients benefit from our substantial underwriting expertise.

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

OUTLOOK–INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

The ultimate impact of COVID-19 continues to evolve and will depend upon the scope, severity and duration of the crisis as well as the actions taken by governments, legislative bodies or regulators and other third parties in response, all of which are subject to continuing uncertainty. The results for 2020 include COVID-19 related impacts to both our premium volume and our estimates for catastrophe losses. COVID-19 has driven a material reduction in our revenues in 2020, particularly within the Travel line of business (given the travel restrictions imposed as a result of COVID-19 and the global slowdown) and other lines to a lesser degree. The recessionary impact of COVID-19 has and continues to adversely affect our clients, particularly in certain industry segments where demand and exposures dropped significantly and is likely to remain challenging for a period of time, even after the COVID-19 crisis subsides. The ultimate impact of COVID-19 on our business will depend upon the speed at which government mandated safety precautions can be lifted (and the impact of any future shutdowns), the distribution and effectiveness of vaccinations, and the manner and speed with which economic activity rebounds. Although we have seen some benefit in claims experience in lines where economic and social activities have been suppressed (e.g. Personal Auto), this continues to be partly offset by requirements for premium refunds in those lines. The regulatory approach to the crisis and impact on the insurance industry is still developing and its ultimate impact remains uncertain.

General Insurance – North America

In recent periods Commercial Lines have seen growing market support for rate increases in challenged businesses where major carriers are reducing risk appetite and exhibiting increasing market discipline. As a result, multiple markets are now experiencing rate increases. We are seeing rate increases across U.S. Financial Lines and Liability lines of business (outside of Workers’ Compensation), with a common driver being higher industry-wide claims severity trends, as well as within our Property portfolio. We continue to achieve positive rate increases across a number of lines and classes of business as a result of our disciplined underwriting strategy and focus on risk selection. Despite the higher rates, our retention of business remains in line with recent years and in certain instances has increased. These retention rates are often coupled with an exposure limit management strategy to reduce volatility within the portfolio. We continue to proactively identify businesses to grow in light of evolving market conditions using a portfolio management approach.

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

86 AIG | 2020 Form 10-K

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

The Commercial Lines business is showing signs of change, with capacity reducing and the tightening of terms and conditions. We are continuing to grow our most profitable lines of business and diversify our portfolio across all regions by expanding into new product lines (e.g., cyber), new client types (e.g., middle market) and new distribution channels (e.g., digital and national brokers) while remaining a market leader in key developed and developing markets. Overall, Commercial Lines are showing positive rate increases, particularly in our Global Specialty, Financial Lines and Property portfolio and across international markets where market events or withdrawal of capability and capacity have favorably impacted pricing. We are maintaining our underwriting discipline, reducing gross and net limits, increasing use of reinsurance to reduce volatility, as well as continuing our risk selection strategy to improve profitability.

Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality, portfolio diversity, and generally low volatility of the short-tailed risk in these business lines, although some product classes are exposed to catastrophe losses.

General insurance RESULTS

Years Ended December 31,				Percentage Change
(in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Underwriting results:
Net premiums written	$22,959	$25,092	$26,407	(9)%	(5)%
Decrease in unearned premiums(a)	703	1,346	1,098	(48)	23
Net premiums earned	23,662	26,438	27,505	(11)	(4)
Losses and loss adjustment expenses incurred(b)	16,803	17,246	20,824	(3)	(17)
Acquisition expenses:
Amortization of deferred policy acquisition costs	3,538	4,482	4,596	(21)	(2)
Other acquisition expenses	1,283	1,292	1,385	(1)	(7)
Total acquisition expenses	4,821	5,774	5,981	(17)	(3)
General operating expenses	3,062	3,329	3,837	(8)	(13)
Underwriting income (loss)	(1,024)	89	(3,137)	NM	NM
Net investment income	2,925	3,444	2,843	(15)	21
Adjusted pre-tax income (loss)	$1,901	$3,533	$(294)	(46)%	NM	%
Loss ratio(b)	71.0	65.2	75.7	5.8	(10.5)
Acquisition ratio	20.4	21.8	21.7	(1.4)	0.1
General operating expense ratio	12.9	12.6	14.0	0.3	(1.4)
Expense ratio	33.3	34.4	35.7	(1.1)	(1.3)
Combined ratio(b)	104.3	99.6	111.4	4.7	(11.8)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(10.3)	(4.8)	(10.5)	(5.5)	5.7
Prior year development, net of (additional) return
premium on loss sensitive business	0.1	1.1	(1.5)	(1.0)	2.6
Adjustment for ceded premiums under reinsurance
contracts related to prior accident years and other	-	0.1	0.3	NM	(0.2)
Accident year loss ratio, as adjusted	60.8	61.6	64.0	(0.8)	(2.4)
Accident year combined ratio, as adjusted	94.1	96.0	99.7	(1.9)	(3.7)

(a) In 2018, the underwriting loss included an additional $115 million of net premium earned for multi-year policies related to earlier accident years.

(b) Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

AIG | 2020 Form 10-K 87

ITEM 7 | Business Segment Operations | General Insurance

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

Years Ended December 31,				Percentage Change in		Percentage Change in
				U.S. dollars		Original Currency
(in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018
North America	$9,784	$11,490	$10,994	(15)%	5%	(15)%	5%
International(a)	13,175	13,602	15,413	(3)	(12)	(3)	(10)
Total net premiums written	$22,959	$25,092	$26,407	(9)%	(5)%	(9)%	(4)%

(a)As a result of the merger of AIU Insurance Company, Ltd. (AIUI Japan) and Fuji Fire and Marine Insurance Company (Fuji), Fuji’s fiscal reporting period was conformed to that of AIUI Japan (Japan Merger Impact). Therefore, 2018 included approximately $300 million for two additional months of Net premiums written.

The following tables present General Insurance accident year catastrophes by geography(a) and number of events:

Catastrophes(b)

	# of		North
(in millions)	Events		America	International	Total
Year Ended December 31, 2020
Flooding and rainstorms	4		$27	$64	$91
Windstorms and hailstorms	14		759	195	954
Wildfires	N/A	(c)	145	2	147
Earthquakes	2		35	12	47
COVID-19	N/A	(d)	703	390	1,093
Civil unrest	1		68	28	96
Reinstatement premiums			(11)	25	14
Total catastrophe-related charges	21		$1,726	$716	$2,442
Year Ended December 31, 2019
Flooding and rainstorms	3		$20	$13	$33
Windstorms and hailstorms	26		749	384	1,133
Wildfire	3		58	10	68
Civil unrest	2		-	23	23
Reinstatement premiums			(14)	35	21
Total catastrophe-related charges	34		$813	$465	$1,278
Year Ended December 31, 2018
Flooding and rainstorms	3		$16	$154	$170
Windstorms and hailstorms	23		1,135	779	1,914
Wildfire	5		708	8	716
Earthquakes	3		20	81	101
Volcanic eruptions	1		16	2	18
Reinstatement premiums	-		(32)	(2)	(34)
Total catastrophe-related charges	35		$1,863	$1,022	$2,885

(a) Geography: North America primarily includes insurance businesses in the United States, Canada, Bermuda, and our global reinsurance business, AIG Re. International includes regional insurance businesses in Japan, the United Kingdom, Europe, Middle East and Africa (EMEA region), Asia Pacific, Latin America and Caribbean, and China. International also includes the results of Talbot Holdings, Ltd. as well as AIG’s global specialty business.

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

88 AIG | 2020 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

North America Results

Years Ended December 31,				Percentage Change
(in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Underwriting results:
Net premiums written	$9,784	$11,490	$10,994	(15)%	5%
Decrease in unearned premiums(a)	518	646	821	(20)	(21)
Net premiums earned	10,302	12,136	11,815	(15)	3
Losses and loss adjustment expenses incurred(b)	8,720	8,867	10,641	(2)	(17)
Acquisition expenses:
Amortization of deferred policy acquisition costs	1,365	1,923	1,744	(29)	10
Other acquisition expenses	359	478	512	(25)	(7)
Total acquisition expenses	1,724	2,401	2,256	(28)	6
General operating expenses	1,159	1,233	1,348	(6)	(9)
Underwriting loss	$(1,301)	$(365)	$(2,430)	(256)%	85%
Loss ratio(b)	84.6	73.1	90.1	11.5	(17.0)
Acquisition ratio	16.7	19.8	19.1	(3.1)	0.7
General operating expense ratio	11.3	10.2	11.4	1.1	(1.2)
Expense ratio	28.0	30.0	30.5	(2.0)	(0.5)
Combined ratio(b)	112.6	103.1	120.6	9.5	(17.5)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(16.7)	(6.8)	(15.9)	(9.9)	9.1
Prior year development, net of (additional) return
premium on loss sensitive business	1.2	1.0	(4.4)	0.2	5.4
Adjustment for ceded premiums under reinsurance
contracts related to prior accident years and other	(0.1)	0.2	0.8	(0.3)	(0.6)
Accident year loss ratio, as adjusted	69.0	67.5	70.6	1.5	(3.1)
Accident year combined ratio, as adjusted	97.0	97.5	101.1	(0.5)	(3.6)

(a) In 2018, the underwriting loss included an additional $115 million of net premium earned for multi-year policies related to earlier accident years.

(b) Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

Business and Financial Highlights

The North America General Insurance business continues to make progress in strengthening our underwriting, actively managing our portfolio to improve business mix and articulating our revised risk appetite to the marketplace. We are leading the industry across multiple lines in terms of driving rate momentum while simultaneously increasing the level of business retained in targeted lines. As we see increasing disruption in the marketplace, we are well placed to capitalize on opportunities, including within our excess and surplus business which is seeing an increase in submission flow and achieving significant rate improvement.

During the second quarter of 2020, AIG entered into a series of quota share reinsurance agreements, including with Lloyd’s Syndicate 2019, a Lloyd’s syndicate managed by Talbot, to reinsure risks related to PCG. These transactions further AIG’s continued optimization of its General Insurance portfolio, create additional products for clients and diversify AIG’s capital base.

The underwriting loss increased in 2020 compared to the prior year, primarily due to the impact of COVID-19 on catastrophe losses and a higher accident year loss ratio, which resulted from a combination of an adverse effect from changes in business mix partially offset by a benefit from rate increases in Commercial Lines, partially offset by related lower acquisition expenses, higher favorable prior year loss reserve development and lower general operating expenses due to ongoing expense discipline.

Net premiums written decreased in the year ended December 31, 2020 compared to the prior year primarily due to the new quota share reinsurance agreements related to PCG, which includes cessions to the newly launched Syndicate 2019, and the impact of COVID-19 most notably in Travel, partially offset by business growth and strong rate driven increases across Commercial Lines.

For a discussion of Reinsurance Activities see MD&A - Enterprise Risk Management.

AIG | 2020 Form 10-K 89

ITEM 7 | Business Segment Operations | General Insurance

North America Underwriting Loss (in millions)

2020 and 2019 Comparison

Underwriting loss increased primarily due to:

• higher catastrophe losses primarily due to the impact of COVID-19, windstorms and hailstorms, wildfires, civil unrest and other events; and

• higher accident year loss ratio, which is a combination of an adverse effect from changes in business mix partially offset by a benefit from rate increases in Commercial Lines and underwriting actions.

These increases were partially offset by:

• lower acquisition expenses primarily driven by changes in business mix including the impact of COVID-19 as well as new quota share reinsurance agreements;

• higher favorable prior year loss reserve development; and

• lower general operating expense reflecting ongoing expense discipline.

North America Underwriting Loss (in millions)

2019 and 2018 Comparison

Underwriting loss decreased primarily due to:

• significantly lower catastrophe losses;

• favorable prior year loss reserve development in 2019 compared to unfavorable loss reserve development in 2018;

• the lower accident year loss ratio, as adjusted primarily driven by a change in business mix including the Validus and Glatfelter acquisitions, improved new business and renewal terms, reduced net severity of loss events and changes in 2019 reinsurance programs which have reduced volatility; and

• lower general operating expenses as a result of ongoing expense reduction initiatives.

90 AIG | 2020 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

North America Net Premiums Written (in millions)

2020 and 2019 Comparison

Net premiums written decreased primarily due to:

• higher ceded premiums due to the new series of quota share reinsurance agreements to reinsurance risks related to PCG;

• the impact of COVID-19 most notably in Travel; and

• underwriting actions taken to improve the portfolio.

These decreases were partially offset by:

• growth in assumed reinsurance business, as well as strong rate driven increases and retention across Commercial Lines.

North America Net Premiums Written (in millions)

2019 and 2018 Comparison

Net premiums written increased primarily due to the inclusion of the Validus and Glatfelter acquisitions as well as growth within the Validus business.

This increase was partially offset by:

• lower production primarily due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline; and

• higher ceded premiums due to the changes in 2019 reinsurance programs.

AIG | 2020 Form 10-K 91

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

The increase in the loss ratio reflected:

• higher catastrophe losses primarily due to the impact of COVID-19, wildfires, civil unrest and other events; and

• higher accident year loss ratio, as adjusted, driven by changes in North America personal insurance business mix, partially offset by a benefit from rate increases in Commercial Lines and underwriting actions.

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

• favorable prior year loss reserve development compared to unfavorable loss reserve development in the prior year; and

• lower accident year loss ratio, as adjusted, primarily driven by a change in business mix including the Validus and Glatfelter acquisitions, improved new business and renewal terms, reduced net severity of loss events and changes in 2019 reinsurance programs which have reduced volatility.

The decrease in the expense ratio reflected lower general operating expense ratio driven by ongoing expense reduction initiatives.

92 AIG | 2020 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

International Results

Years Ended December 31,				Percentage Change
(in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Underwriting results:
Net premiums written	$13,175	$13,602	$15,413	(3)%	(12)%
Decrease in unearned premiums	185	700	277	(74)	153
Net premiums earned	13,360	14,302	15,690	(7)	(9)
Losses and loss adjustment expenses incurred	8,083	8,379	10,183	(4)	(18)
Acquisition expenses:
Amortization of deferred policy acquisition costs	2,173	2,559	2,852	(15)	(10)
Other acquisition expenses	924	814	873	14	(7)
Total acquisition expenses	3,097	3,373	3,725	(8)	(9)
General operating expenses	1,903	2,096	2,489	(9)	(16)
Underwriting income (loss)	$277	$454	$(707)	(39)%	NM	%
Loss ratio	60.5	58.6	64.9	1.9	(6.3)
Acquisition ratio	23.2	23.6	23.7	(0.4)	(0.1)
General operating expense ratio	14.2	14.7	15.9	(0.5)	(1.2)
Expense ratio	37.4	38.3	39.6	(0.9)	(1.3)
Combined ratio	97.9	96.9	104.5	1.0	(7.6)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(5.3)	(3.2)	(6.5)	(2.1)	3.3
Prior year development, net of (additional) return
premium on loss sensitive business	(0.7)	1.1	0.6	(1.8)	0.5
Adjustment for ceded premiums under reinsurance
contracts related to prior accident years	-	0.1	-	NM	0.1
Accident year loss ratio, as adjusted	54.5	56.6	59.0	(2.1)	(2.4)
Accident year combined ratio, as adjusted	91.9	94.9	98.6	(3.0)	(3.7)

(a) As a result of the Japan Merger Impact, 2018 includes two additional months of operating earnings increasing Net premiums written, Net premiums earned, Losses and loss adjustment expenses incurred, and Underwriting income (loss) by approximately $300 million, $300 million, $200 million and $15 million, respectively.

Business and Financial Highlights

The International General Insurance business is focused on underwriting profits and improved efficiency, further improving underwriting margins, and growing profitably in businesses and geographies that support our growth strategy.

Underwriting income decreased in 2020 compared to the prior year, primarily due to the impact of COVID-19 on catastrophe losses, unfavorable prior year loss reserve development principally in Financial Lines as compared to favorable prior year loss reserve development in Global Specialty and Personal Auto in the prior year, partially offset by lower accident year loss ratio, as adjusted and lower general operating expenses.

Net premiums written, excluding the impact of foreign exchange, decreased in the year ended December 31, 2020 compared to the prior year, primarily due to the impact of COVID-19, higher ceded premiums due to changes in the 2020 reinsurance program and lower premiums from run-off business partially offset by business growth and rate increases in Commercial Lines.

For a discussion of Reinsurance Activities see Enterprise Risk Management.

AIG | 2020 Form 10-K 93

ITEM 7 | Business Segment Operations | General Insurance

International Underwriting Income (in millions)

2020 and 2019 Comparison

Underwriting income decreased primarily due to:

• impact of COVID-19 on catastrophe losses; and

• unfavorable prior year loss reserve development principally in Financial Lines compared to favorable prior year loss reserve development in Global Specialty and Personal Auto in the prior year.

These increases were partially offset by:

• lower accident year loss ratio, as adjusted primarily driven by strong premium rate increases in Commercial Lines, benefits from underwriting actions and better risk selection; and

• lower general operating expenses reflecting ongoing expense discipline.

International Underwriting Income (Loss) (in millions)

2019 and 2018 Comparison

Underwriting income in 2019 compared to underwriting loss in 2018 primarily reflected:

• lower catastrophe losses;

• lower general operating expense driven by the Japan Merger Impact in 2018 and ongoing expense reduction initiatives;

• lower accident year loss ratio, as adjusted primarily driven by reduced exposure to severe loss events;

• inclusion of the Validus acquisition; and

• higher favorable prior year loss reserve development.

94 AIG | 2020 Form 10-K

ITEM 7 | Business Segment Operations | General Insurance

International Net Premiums Written (in millions)

2020 and 2019 Comparison

Net premiums written, excluding the impact of foreign exchange, decreased due to:

• the impact of COVID-19, most notably in Travel as well as certain other Personal and Commercial Lines;

• higher ceded premiums due to changes in 2020 reinsurance program; and

• lower premiums from portfolios in run-off.

These decreases were partially offset by:

• rate increases across most Commercial Lines, in particular Financial Lines and Global Specialty; and

• growth in Warranty.

International Net Premiums Written (in millions)

2019 and 2018 Comparison

Net premiums written, excluding the impact of foreign exchange, decreased due to:

• lower Accident & Health business in Asia Pacific;

• lower production primarily due to underwriting actions taken to strengthen our portfolio and to maintain pricing discipline, partially offset by profitable business growth across lines and geographies;

• the Japan Merger Impact in 2018; and

• higher ceded premiums due to changes in the 2019 reinsurance program.

These decreases were partially offset by:

• inclusion of the Validus acquisition.

AIG | 2020 Form 10-K 95

ITEM 7 | Business Segment Operations | General Insurance

International Combined Ratios

2020 and 2019 Comparison

The increase in the combined ratio reflected an increase in the loss ratio partially offset by a decrease in the expense ratio.

The increase in the loss ratio reflected:

• the impact of COVID-19 on catastrophe losses; and

• unfavorable prior year loss reserve development principally in Financial Lines compared to favorable prior year loss reserve development in Global Specialty and Personal Auto in the prior year.

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

This decrease in the loss ratio was primarily driven by:

• significantly lower catastrophe losses; and

• lower accident year loss ratio, as adjusted primarily driven by reduced exposure to severe loss events.

This decrease in the expense ratio reflected a lower general operating expense ratio driven by ongoing expense reduction initiatives.

96 AIG | 2020 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

,

Life and Retirement

Life and Retirement consists of four operating segments: Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. We offer a broad portfolio of products in the U.S. through a multichannel distribution network and life and health products in the UK and Ireland.

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

Group Retirement: Products and services consist of group mutual funds, group annuities, individual annuity and investment products, financial planning and advisory services, and plan administrative and compliance services.

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

Institutional Markets: Products primarily include stable value wrap products, structured settlement and pension risk transfer annuities (direct and assumed reinsurance), corporate- and bank-owned life insurance, high net worth products and guaranteed investment contracts (GICs). Institutional Markets products are primarily distributed through specialized marketing and consulting firms and structured settlement brokers.

AIG | 2020 Form 10-K 97

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

Group Retirement continues to enhance its technology platform to improve the customer experience for plan sponsors and individual participants. AIG Retirement Services’ (formerly VALIC) self-service tools paired with its career financial advisors provide a compelling service platform. Group Retirement’s strategy also involves providing financial planning services for its clients and meeting their need for income in retirement. In this advisory role, Group Retirement’s clients may invest in assets in which AIG or a third-party is custodian.

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

Manage our Balance Sheet through a rigorous approach to our products and portfolio. We match our product design and high quality investments with our asset and liability exposures to support our cash and liquidity needs under various operating scenarios.

Deliver Value Creation and Manage Capital by striving to deliver solid earnings and returns on capital through disciplined pricing, sustainable underwriting improvements, expense efficiency, and diversification of risk, while optimizing capital allocation and efficiency within insurance entities to enhance return on common equity.

98 AIG | 2020 Form 10-K

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

OUTLOOK–INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our specific operating segments:

The impact of COVID-19 is evolving and will ultimately depend upon the scope, severity and duration of the crisis as well as the actions taken by governments, legislative bodies or regulators and other third parties in response, as well as the distribution and effectiveness of vaccinations, all of which continue to be subject to significant uncertainty at this time. The results for 2020 include COVID-19 related impacts on a number of areas including but not limited to DAC/SIA amortization, mortality, reserves and investment returns. During 2020, we experienced significant decreases on our premiums and deposits primarily due to distribution channel disruptions related to COVID-19 and low interest rates. The regulatory approach to the crisis and impact on the insurance industry is continuing to evolve and its ultimate impact remains uncertain.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. No decisions have yet been made regarding the structure of the initial disposition of up to a 19.9% interest in the Life and Retirement business. In addition, any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC. No assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur.

For additional information please see Part I, Item 1A. Risk Factors – Business and Operations – No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, the separation could cause the emergence or exacerbate the effects of other risks to which AIG is exposed.

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

Changes in the capital markets (interest rate environment, equity markets, volatility) can have a significant impact on sales, surrender rates, investment returns, guaranteed income features, and net investment spreads in the annuity industry.

AIG | 2020 Form 10-K 99

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

Changes in the interest rate and equity market environment can have a significant impact on investment returns, fee income, advisory and other income, guaranteed income features, and net investment spreads, and a moderate impact on sales and surrender rates.

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

life and retirement RESULTS

Years Ended December 31,				Percentage Change
(in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Premiums	$4,624	$3,789	$2,788	22%	36%
Policy fees	2,874	2,923	2,701	(2)	8
Net investment income	8,881	8,733	8,238	2	6
Advisory fee and other income	896	911	953	(2)	(4)
Total adjusted revenues	17,275	16,356	14,680	6	11
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,884	5,824	4,471	18	30
Interest credited to policyholder account balances	3,551	3,603	3,522	(1)	2
Amortization of deferred policy acquisition costs	632	672	700	(6)	(4)
General operating and other expenses*	2,522	2,542	2,478	(1)	3
Interest expense	155	162	166	(4)	(2)
Total benefits, losses and expenses	13,744	12,803	11,337	7	13
Adjusted pre-tax income	$3,531	$3,553	$3,343	(1)%	6%

* Includes general operating expenses, non-deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

100 AIG | 2020 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

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

For additional information on our investment strategy, asset-liability management process and invested asset composition see Investments.

Individual Retirement Results

Years Ended December 31,				Percentage Change
(in millions)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Revenues:
Premiums	$151	$104	$52	45%		100%
Policy fees	861	811	804	6		1
Net investment income	4,131	4,122	3,821	-		8
Advisory fee and other income	571	606	655	(6)		(7)
Benefits and expenses:
Policyholder benefits and losses incurred	397	409	261	(3)		57
Interest credited to policyholder account balances	1,751	1,726	1,677	1		3
Amortization of deferred policy acquisition costs	590	449	630	31		(29)
Non deferrable insurance commissions	334	318	324	5		(2)
Advisory fee expenses	205	219	238	(6)		(8)
General operating expenses	427	468	442	(9)		6
Interest expense	72	77	82	(6)		(6)
Adjusted pre-tax income (loss)	$1,938	$1,977	$1,678	(2)%		18%
Fixed annuities base net investment spread:
Base yield*	4.16%	4.54%	4.60%	(38)	bps	(6)	bps
Cost of funds	2.63	2.68	2.65	(5)		3
Fixed annuities base net investment spread	1.53%	1.86%	1.95%	(33)	bps	(9)	bps

* Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

Business and Financial Highlights

The market environment continues to reflect uncertainties in the annuity business resulting from a sustained low interest rate environment as well as the COVID-19 crisis. Interest rates declined in 2020 and remain at or near historical lows. Premiums and deposits decreased in 2020 compared to the prior year. Net flows decreased in 2020 compared to the prior year primarily due to lower sales in fixed and index annuities and lower Retail Mutual Fund sales, partially offset by lower surrenders and withdrawals. Excluding prior year deposits from FHLB funding agreements, premiums and deposits increased in 2019 compared to 2018. Net flows in 2019 remained negative but improved compared to 2018 primarily due to higher deposits driven by increased fixed and index annuities sales, offset by lower sales for the variable annuities and Retail Mutual Funds.

Adjusted pre-tax income decreased in 2020 compared to the prior year, primarily due to lower base net investment yield driven by lower interest rates resulting in spread compression, lower gains on securities for which the fair value option was elected, a higher net unfavorable adjustment from the review and update of actuarial assumptions, in addition to DAC and reserve model adjustments compared to the prior year. Partially offsetting these decreases were higher private equity income, higher call and tender income and lower general operating expenses. Adjusted pre-tax income increased in 2019 compared to 2018, primarily driven by decreases in Variable Annuity DAC amortization and reserves due to stronger equity market performances, growth in income from base portfolio due to higher invested assets, higher gains on securities for which the fair value option was elected, and prior year DAC and reserve model adjustments. Partially offsetting these increases were lower Variable Annuity policy and advisory fee income, net of expenses due to Variable Annuity and Retail Mutual Fund negative net flows.

AIG | 2020 Form 10-K 101

ITEM 7 | Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income (in millions)

2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

• higher net unfavorable adjustment from the review and update of actuarial assumptions compared to the prior year, in addition to DAC and reserve model adjustments.

Partially offsetting these decreases were:

• higher net investment returns due to higher private equity income, and higher call and tender income, offset by lower base investment yield due to lower interest rates resulting in spread compression, and lower gains on securities for which the fair value option was elected; and

• lower general operating expenses primarily due to lower travel and other employee related expenses.

Individual Retirement Adjusted Pre-Tax Income (in millions)

2019 and 2018 Comparison

Adjusted pre-tax income increased primarily due to:

• higher net investment returns including growth in income from base net investment spread due to higher invested assets, driven by increased sales, higher gains on securities for which the fair value option was elected, and income from an initial public offering of a holding in the private equity portfolio, partially offset by lower affordable housing returns, and prior year non-recurring payments on structured securities; and

• stronger equity market performance, which contributed to decreases in Variable Annuity DAC amortization and reserves, prior year DAC and reserve model adjustment, and lower Fixed Annuity DAC amortization due to lower surrenders, partially offset by higher Index Annuity DAC amortization and reserves driven by growth in sales and DAC model adjustments.

Partially offsetting these increases were:

• lower policy and advisory fee income net of expenses due to negative Variable Annuity and Retail Mutual Fund net flows and a decrease in Variable Annuity and Retail Mutual Fund average AUM related to the equity market decline at the end of 2018.

102 AIG | 2020 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums increased in 2020 compared to 2019 and 2018. Premiums are generally not a significant driver of Individual Retirement results.

Premiums and deposits is a non-GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts, FHLB funding agreements and mutual funds under administration.

Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals. Deposits from FHLB funding agreement are excluded from net flows of Individual Retirement in 2018, as net flows from this funding agreement is not considered part of the metric to measure Individual Retirement’s core recurring performance.

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2020	2019	2018
Premiums	$151	$104	$52
Deposits	10,228	14,804	15,578
Other	(9)	(9)	(9)
Premiums and deposits	$10,370	$14,899	$15,621

The following table presents surrenders as a percentage of average reserves:

Years Ended December 31,	2020	2019	2018
Surrenders as a percentage of average reserves
Fixed annuities	5.9%	7.2%	8.1%
Variable and index annuities	5.6	6.4	6.6

The following table presents reserves for fixed annuities and variable and index annuities by surrender charge category:

At December 31,	2020		2019
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$27,394	$30,763	$27,714	$24,477
Greater than 0% - 2%	2,323	11,573	2,052	9,514
Greater than 2% - 4%	2,787	15,264	3,198	14,854
Greater than 4%	16,335	32,056	16,396	32,096
Non-surrenderable	1,704	567	2,157	-
Total reserves	$50,543	$90,223	$51,517	$80,941

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For fixed annuities, the proportion of reserves subject to surrender charge at December 31, 2020 was flat compared to December 31, 2019. The increase in reserves with no surrender charge for variable and index annuities at December 31, 2020 compared to December 31, 2019 was principally due to normal aging of business.

AIG | 2020 Form 10-K 103

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

• Variable and Index Annuities premiums and deposits decreased primarily due to a decrease in index annuity sales due to distribution channel disruptions related to COVID-19 partially offset by higher variable annuity sales. Variable annuity net flows remained negative but improved primarily due to an increase in sales and lower surrenders. Index annuity net flows decreased primarily due to lower sales and higher surrenders.

• Retail Mutual Funds premiums and deposits decreased due to continued negative industry trends in U.S. actively managed equity funds and disruptions caused by COVID-19, and reduction of flows within our largest fund. Net flows remained negative and deteriorated due to lower deposits offset by lower surrenders.

Individual Retirement Premiums and Deposits and Net Flows (in millions)

2019 and 2018 Comparison

• Fixed Annuities premiums and deposits increased primarily due to higher broker dealer and Independent Market Organization distribution sales driven by increased sales of products with living benefit features. Net flows improved primarily due to higher premiums and deposits, and lower surrenders.

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

• Funding Agreements premiums and deposits in 2018 reflected deposits from the FHLB funding agreements, which were excluded from reported net flows.

• Retail Mutual Funds net flows remained negative and deteriorated reflecting lower deposits, offset by lower surrenders and withdrawals due to industry trends in the U.S. and the impact of underperformance within our largest fund

104 AIG | 2020 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Group Retirement Results

Years Ended December 31,				Percentage Change
(in millions)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Revenues:
Premiums	$19	$16	$34	19%		(53)%
Policy fees	443	429	446	3		(4)
Net investment income	2,236	2,240	2,175	-		3
Advisory fee and other income	272	262	239	4		10
Benefits and expenses:
Policyholder benefits and losses incurred	72	65	85	11		(24)
Interest credited to policyholder account balances	1,123	1,147	1,122	(2)		2
Amortization of deferred policy acquisition costs	7	81	95	(91)		(15)
Non deferrable insurance commissions	117	114	117	3		(3)
Advisory fee expenses	111	103	91	8		13
General operating expenses	485	456	406	6		12
Interest expense	42	44	42	(5)		5
Adjusted pre-tax income (loss)	$1,013	$937	$936	8%		-%
Base net investment spread:
Base yield*	4.26%	4.53%	4.50%	(27)	bps	3	bps
Cost of funds	2.65	2.72	2.73	(7)		(1)
Base net investment spread	1.61%	1.81%	1.77%	(20)	bps	4	bps

* Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. However, external factors, including increased competition and the consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement’s customer retention. Premiums and deposits decreased in 2020 compared to the prior year. Net flows remained negative but improved in 2020 compared to the prior year primarily due to lower surrenders partially offset by lower deposits. Excluding deposits from FHLB funding agreement, premiums and deposits decreased in 2019 compared to 2018. Net flows remained negative but improved in 2019 compared to 2018 primarily due to lower surrenders partially offset by decreased deposits.

Adjusted pre-tax income increased in 2020 compared to the prior year primarily due to a net favorable adjustment from the review and update of actuarial assumptions compared to a net unfavorable adjustment in the prior year, higher private equity income, higher yield enhancement income and higher policy and advisory fee income, net of expenses, due to an increase in separate account and mutual fund average assets. Partially offsetting these increases were lower gains on base net investment spread primarily due to lower reinvestment yields, lower gains on securities for which the fair value option was elected, higher general operating expenses and higher variable annuity DAC amortization and reserves due to equity market performance. Adjusted pre-tax income remained relatively flat in 2019 compared to 2018.

AIG | 2020 Form 10-K 105

ITEM 7 | Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income (in millions)

2020 and 2019 Comparison

Adjusted pre-tax income increased primarily due to:

• a net favorable adjustment from the review and update of actuarial assumptions compared to a net unfavorable adjustment in the prior year;

• higher policy and advisory fee income, net of expenses, due to an increase in separate account and mutual fund average assets; and

• higher net investment income due to higher private equity income, and higher yield enhancement income partially offset by lower gains on securities for which the fair value option was elected.

Partially offsetting these increases were:

• a decrease in base net investment spread primarily due to lower reinvestment yields and lower accretion partially offset by higher average invested assets and lower interest credited;

• higher general operating expenses primarily due to increased regulatory expenses partially offset by savings from COVID-19 travel restrictions; and

• increases in variable annuity DAC amortization and reserves due to lower equity market performance compared to prior year.

Group Retirement Adjusted Pre-Tax Income (in millions)

2019 and 2018 Comparison

Adjusted pre-tax income increased primarily due to:

• an increase in base net investment spread primarily due to higher average invested assets;

• lower variable annuity DAC amortization and reserves due to stronger equity market performance; and

• higher net investment returns in our alternative investment portfolio, including income from an initial public offering of a holding in the private equity portfolio and higher gains on securities for which the fair value option was elected, partially offset by the prior year receipt of non-recurring payments on structured securities and lower returns on affordable housing income.

Partially offsetting these increases were:

• a net unfavorable adjustment from the review and update of actuarial assumptions compared to a net favorable adjustment in the prior year; and

• higher general operating expenses primarily due to continued investment in people and technology.

106 AIG | 2020 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in 2020, which primarily represents immediate annuities, increased compared to 2019 and decreased compared to 2018. Premiums are not a significant driver of Group Retirement results.

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

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2020	2019	2018
Premiums	$19	$16	$34
Deposits	7,477	8,330	8,605
Premiums and deposits	$7,496	$8,346	$8,639

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

Years Ended December 31,	2020	2019	2018
Surrenders as a percentage of average reserves and mutual funds	8.6%	10.7%	11.3%

The following table presents reserves for Group Retirement annuities by surrender charge category:

At December 31,
(in millions)	2020	(a)	2019	(a)
No surrender charge(b)	$77,507		$71,912
Greater than 0% - 2%	565		1,140
Greater than 2% - 4%	829		672
Greater than 4%	6,119		6,038
Non-surrenderable	616		614
Total reserves	$85,636		$80,376

(a) Excludes mutual fund assets under administration of $25.0 billion and $21.7 billion at December 31, 2020 and 2019, respectively.

(b) Group Retirement amounts in this category include general account reserves of approximately $6.3 billion and $6.2 billion at December 31, 2020 and December 31, 2019 respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and general account reserves of $5.8 billion and $5.4 billion at December 31, 2020 and December 31, 2019, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.

Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. At December 31, 2020, Group Retirement annuity reserves with no surrender charge increased compared to December 31, 2019 primarily due to growth in assets under management while reserves with a 0% - 2% surrender charge decreased primarily due to normal aging of business. The surrender rate in 2020 decreased compared to the prior year due to lower individual surrenders as well as fewer large plan surrenders.

AIG | 2020 Form 10-K 107

ITEM 7 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows (in millions)

2020 and 2019 Comparison

Net flows remained negative but improved primarily due to lower individual surrenders partially offset by decreased deposits. There were approximately $1.0 billion of large plan related surrenders in 2020 compared to approximately $1.3 billion of large plan surrenders for 2019. External factors including consolidation of healthcare providers and other employers in target markets continue to impact Group Retirement customer retention, although this was partially mitigated by short term impacts from market conditions related to COVID-19.

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

108 AIG | 2020 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Life Insurance Results

Years Ended December 31,				Percentage Change
(in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Premiums	$1,915	$1,805	$1,747	6%	3%
Policy fees	1,384	1,495	1,267	(7)	18
Net investment income	1,526	1,483	1,450	3	2
Other income	52	42	58	24	(28)
Benefits and expenses:
Policyholder benefits and losses incurred	3,569	3,189	2,905	12	10
Interest credited to policyholder account balances	373	374	381	-	(2)
Amortization of deferred policy acquisition costs	30	137	(30)	(78)	NM
Non deferrable insurance commissions	108	104	100	4	4
General operating expenses	625	660	665	(5)	(1)
Interest expense	30	30	29	-	3
Adjusted pre-tax income	$142	$331	$472	(57)%	(30)%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Adjusted pre-tax income decreased in 2020 compared to the prior year primarily due to higher mortality driven primarily by COVID-19 and a net unfavorable adjustment from the review and update of actuarial assumptions partially offset by higher net investment income. Adjusted pre-tax income decreased in 2019 compared to the prior year primarily due to prior year favorable actuarial adjustments to universal life and prior year favorable ceded premium reinsurance adjustments, unfavorable reinsurance valuation allowance adjustment in 2019 and less favorable mortality. Partially offsetting these decreases were higher gains on calls and higher net investment income including gains on alternative investments due to higher private equity income.

Life Insurance Adjusted Pre-Tax Income (in millions)

2020 and 2019 Comparison

Adjusted pre-tax income decreased primarily due to:

• higher mortality driven by COVID-19; and

• a higher net unfavorable adjustment from the review and update of actuarial assumptions.

Partially offsetting these decreases were:

• higher net investment income, primarily driven by higher gains on calls and higher equity partnership income.

AIG | 2020 Form 10-K 109

ITEM 7 | Business Segment Operations | Life and Retirement

Life Insurance Adjusted Pre-Tax Income (in millions)

2019 and 2018 Comparison

Adjusted pre-tax income decreased primarily due to:

• prior year favorable U.S. reserve and reinsurance adjustments and an unfavorable reinsurance valuation allowance adjustment in 2019; and

• less favorable mortality experience in the U.S.

Partially offsetting these decreases were:

• higher investment income primarily due to higher base portfolio income driven by growth in invested assets, higher returns in our alternative investment portfolio, including income from an initial public offering of a holding in the private equity portfolio, and higher gains on calls.

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums, excluding the effect of foreign exchange, increased in 2020 compared to 2019 and 2018. Premiums for 2018 included favorable ceded premium reinsurance refinements in domestic life business. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2020	2019	2018
Premiums	$1,915	$1,805	$1,747
Deposits	1,648	1,667	1,657
Other	850	810	734
Premiums and deposits	$4,413	$4,282	$4,138

110 AIG | 2020 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits (in millions)

Premiums and deposits, excluding the effect of foreign exchange, increased in 2020 compared to 2019 primarily due to growth in international life and group premiums.

Premiums and deposits, excluding the effect of foreign exchange, increased in 2019 compared to 2018 primarily due to growth in domestic term life and international life, including the acquisition of Ellipse in the U.K.

Institutional markets Results

Years Ended December 31,				Percentage Change
(in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Premiums	$2,539	$1,864	$955	36%	95%
Policy fees	186	188	184	(1)	2
Net investment income	988	888	792	11	12
Other income	1	1	1	-	-
Benefits and expenses:
Policyholder benefits and losses incurred	2,846	2,161	1,220	32	77
Interest credited to policyholder account balances	304	356	342	(15)	4
Amortization of deferred policy acquisition costs	5	5	5	-	-
Non deferrable insurance commissions	31	31	31	-	-
General operating expenses	79	69	64	14	8
Interest expense	11	11	13	-	(15)
Adjusted pre-tax income (loss)	$438	$308	$257	42%	20%

Business and Financial Highlights

Institutional Markets continued to opportunistically grow its portfolio, which drove the increase in net investment income. Product distribution continues to be strong and the business is focused on maintaining pricing discipline.

AIG | 2020 Form 10-K 111

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

112 AIG | 2020 Form 10-K

ITEM 7 | Business Segment Operations | Life and Retirement

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums increased in 2020 compared to the prior year primarily driven by the pension risk transfer business (direct and assumed reinsurance) written in 2020. Premiums increased in 2019 compared to the prior year primarily driven by the pension risk transfer business written in 2019.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct premiums as well as deposits received on investment-type annuity contracts, including GICs. Deposits also include FHLB funding agreements.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

Years Ended December 31,
(in millions)	2020	2019	2018
Premiums	$2,539	$1,864	$955
Deposits	2,281	931	2,190
Other	26	27	62
Premiums and deposits	$4,846	$2,822	$3,207

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits (in millions)

Premiums and deposits increased in 2020 due to higher pension risk transfer (direct and assumed reinsurance) sales and higher deposits on GICs.

Premiums and deposits decreased in 2019 compared to the prior year due to lower deposits offset by higher pension risk transfer sales. Deposits in 2018 include $1.4 billion of FHLB agreements. The shift in premium and deposit mix is consistent with Institutional Markets’ strategy to opportunistically grow and diversify its portfolio.

AIG | 2020 Form 10-K 113

ITEM 7 | Business Segment Operations | Other Operations

Other Operations

Other Operations primarily consists of income from assets held by AIG Parent and other corporate subsidiaries, deferred tax assets related to tax attributes, corporate expenses and intercompany eliminations, our institutional asset management business and results of our consolidated investment entities, General Insurance portfolios in run-off previously reported within Legacy as well as the historical results of our legacy insurance lines ceded to Fortitude Re.

Other Operations Results

Years Ended December 31,				Percentage Change
(in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues:
Premiums	$233	$334	$330	(30)%	1%
Policy fees	43	92	89	(53)	3
Net investment income:
Interest and dividends	905	2,015	1,984	(55)	2
Alternative investments	82	252	98	(67)	157
Other investment income	147	407	376	(64)	8
Investment expenses	(47)	(76)	(52)	38	(46)
Total net investment income	1,087	2,598	2,406	(58)	8
Other income	22	36	41	(39)	(12)
Total adjusted revenues	1,385	3,060	2,866	(55)	7
Benefits, losses and expenses:
Policyholder benefits and losses incurred	816	1,650	1,802	(51)	(8)
Interest credited to policyholder account balances	89	208	228	(57)	(9)
Acquisition expenses:
Amortization of deferred policy acquisition costs	50	64	94	(22)	(32)
Other acquisition expenses	1	9	6	(89)	50
Total acquisition expenses	51	73	100	(30)	(27)
General operating expenses
Corporate and Other	1,004	1,099	1,034	(9)	6
Asset Management	42	42	85	-	(51)
Amortization of intangible assets	40	40	15	-	167
Total General operating expenses	1,086	1,181	1,134	(8)	4
Interest expense:
Interest - Corporate and Other	1,148	1,089	1,065	5	2
Interest - Asset Management*	158	171	26	(8)	NM
Total interest expense	1,306	1,260	1,091	4	15
Total benefits, losses and expenses	3,348	4,372	4,355	(23)	-
Adjusted pre-tax income (loss) before consolidation and
eliminations	(1,963)	(1,312)	(1,489)	(50)	12
Consolidation and eliminations	(466)	(304)	39	(53)	NM
Adjusted pre-tax loss	$(2,429)	$(1,616)	$(1,450)	(50)%	(11)%

Adjusted pre-tax income (loss) by activities:
Corporate and Other	$(2,041)	$(1,378)	$(1,504)	(48)%	8%
Asset Management	78	66	15	18	340
Consolidation and eliminations	(466)	(304)	39	(53)	NM
Adjusted pre-tax loss	$(2,429)	$(1,616)	$(1,450)	(50)%	(11)%

* Interest – Asset Management primarily represents interest expense on consolidated investment entities of $148 million, $158 million and $11 million in 2020, 2019 and 2018, respectively.

114 AIG | 2020 Form 10-K

ITEM 7 | Business Segment Operations | Other Operations

2020 and 2019 Comparison

Adjusted pre-tax loss increased primarily due to:

• lower net investment income due to the deconsolidation of Fortitude Re on June 2, 2020; and

• higher interest expenses driven by debt issuances in the second quarter of 2020.

2019 and 2018 Comparison

Adjusted pre-tax loss increased primarily due to:

• lower net investment income associated with available for sale securities, higher corporate general operating expenses due to higher compensation and technology costs; and

• higher interest expenses driven by corporate debt issuances in the first quarter of 2019 and 2018, and debt associated with consolidated investment entities.

The increase in adjusted pre-tax loss was partially offset by:

• higher net investment income associated with consolidated investment entities.

• higher earnings on portfolios in run-off due to an increase in net investment income as a result of gains on fair value option securities and a decrease in policyholder benefits and losses incurred due to non-recurring loss recognition incurred on accident and health business (other than long-term care) in 2018.

AIG | 2020 Form 10-K 115

ITEM 7 | Investments

Investments

Overview

Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that supports estimated cash flows of our outstanding liabilities and provides diversification from an asset class, sector, issuer, and geographic perspective. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities.

The impact of COVID-19 is evolving rapidly and will depend upon the scope, severity and duration of the crisis as well as the actions taken by governments, legislative bodies or regulators and other third parties in response, all of which are continuing to evolve and are subject to continuing uncertainty. Weak economic conditions resulting from COVID-19 have been met with intervention taken by governments and monetary authorities aimed at stimulating growth, resulting in a sharp recovery on our overall investment portfolio to pre-COVID-19 conditions. In certain segments of our diversified investment portfolio, there have been exposures to certain segments of the economy significantly affected by the crisis, which has, in certain periods, resulted in the recognition of credit losses and increases in our allowance for credit losses. Further recognition of credit losses and increases in our allowances for credit losses could result if businesses remain closed (or are closed again due to resurgences in infections) and the impact of the crisis on the global economy worsens.

Investment Highlights in 2020

• A significant drop in interest rates was partially offset by a widening of credit spreads that resulted in a net unrealized gain movement in our investment portfolio. Net unrealized gains in our available for sale portfolio increased to approximately $27.4 billion as of December 31, 2020 from approximately $17.9 billion as of December 31, 2019.

• We continued to make investments in structured securities and other fixed maturity securities with favorable risk compared to return characteristics to improve yields and increase net investment income.

• We experienced lower income from fixed maturity securities for which the fair value option was elected due to a widening of credit spreads and lower fixed maturity security assets in 2020. This compares to the prior year where we experienced higher gains in our fixed maturities securities portfolio for which we elected the fair value option due to higher fixed maturity security assets and a drop in rates and narrowing credit spreads.

• Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

• Implemented CECL, the new credit loss accounting standard, in the first quarter of 2020.

Investment Strategies

Investment strategies are assessed at the segment level and involve considerations that include local and general market conditions, duration and cash flow management, risk appetite and volatility constraints, rating agency and regulatory capital considerations, and tax and legal investment limitations.

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

116 AIG | 2020 Form 10-K

ITEM 7 | Investments

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

Asset Liability Management

The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies’ North America operations have an average duration of 3.3 years. Fixed maturity securities of the General Insurance companies’ international operations have an average duration of 4.4 years.

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

The Life and Retirement companies use asset-liability management as a primary tool to monitor and manage risk in their businesses. The Life and Retirement companies maintain a diversified, high-to-medium quality portfolio of fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans that, to the extent practicable, match the duration characteristics of the liabilities. We seek to diversify the portfolio across asset classes, sectors, and issuers to mitigate idiosyncratic portfolio risks. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, duration varies between distinct portfolios. The interest rate environment has a direct impact on the asset liability management profile of the businesses, and an extended low interest rate environment may result in a lengthening of liability durations from initial estimates, primarily due to lower lapses, which may require us to further extend the duration of the investment portfolio. A further lengthening of the portfolio will be assessed in the context of available market opportunities as longer duration markets may not provide similar diversification benefits as shorter duration markets.

Fixed maturity securities of the Life and Retirement companies’ domestic operations have an average duration of 8.8 years.

In addition, the Life and Retirement companies seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved returns in excess of the fixed maturity portfolio returns.

AIG | 2020 Form 10-K 117

ITEM 7 | Investments

NAIC Designations of Fixed Maturity Securities

The Securities Valuation Office (SVO) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1’ highest quality, or ‘2’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC designations for non-agency RMBS and CMBS are calculated using third party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of AIG subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite AIG credit rating, which is generally based on ratings of the three major rating agencies.

For a full description of the composite AIG credit ratings see – Credit Ratings.

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

December 31, 2020
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$103,101	$84,892	$187,993	$10,049	$6,975	$1,610	$112	$18,746	$206,739
Mortgage-backed, asset-backed and collateralized	63,310	4,154	67,464	310	120	47	2,096	2,573	70,037
Total*	$166,411	$89,046	$255,457	$10,359	$7,095	$1,657	$2,208	$21,319	$276,776

* Excludes $10.6 million of fixed maturity securities for which no NAIC Designation is available.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

December 31, 2020
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$107,016	$80,877	$187,893	$9,670	$6,999	$2,177	$18,846	$206,739
Mortgage-backed, asset-backed and collateralized	53,818	4,480	58,298	682	361	10,696	11,739	70,037
Total*	$160,834	$85,357	$246,191	$10,352	$7,360	$12,873	$30,585	$276,776

* Excludes $10.6 million of fixed maturity securities for which no NAIC Designation is available.

Credit Ratings

At December 31, 2020, approximately 89 percent of our fixed maturity securities were held by our domestic entities. Approximately 88 percent of these securities were rated investment grade by one or more of the principal rating agencies. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At December 31, 2020, approximately 95 percent of such investments were either rated investment grade or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated investment grade. Approximately 27 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

118 AIG | 2020 Form 10-K

ITEM 7 | Investments

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(in millions)	2020	2019	2020	2019	2020	2019
Rating:
Other fixed maturity
securities
AAA	$11,758	$11,821	$1,803	$2,121	$13,561	$13,942
AA	36,146	31,141	42	-	36,188	31,141
A	57,255	49,437	12	11	57,267	49,448
BBB	80,878	75,598	-	-	80,878	75,598
Below investment grade	18,087	15,905	-	7	18,087	15,912
Non-rated	769	1,301	-	-	769	1,301
Total	$204,893	$185,203	$1,857	$2,139	$206,750	$187,342
Mortgage-backed, asset-
backed and collateralized
AAA	$31,133	$29,419	$347	$365	$31,480	$29,784
AA	15,287	14,816	195	201	15,482	15,017
A	6,711	6,861	145	165	6,856	7,026
BBB	4,137	4,154	343	98	4,480	4,252
Below investment grade	9,281	10,575	2,165	3,630	11,446	14,205
Non-rated	54	58	239	84	293	142
Total	$66,603	$65,883	$3,434	$4,543	$70,037	$70,426
Total
AAA	$42,891	$41,240	$2,150	$2,486	$45,041	$43,726
AA	51,433	45,957	237	201	51,670	46,158
A	63,966	56,298	157	176	64,123	56,474
BBB	85,015	79,752	343	98	85,358	79,850
Below investment grade	27,368	26,480	2,165	3,637	29,533	30,117
Non-rated	823	1,359	239	84	1,062	1,443
Total	$271,496	$251,086	$5,291	$6,682	$276,787	$257,768

Available-for-Sale Investments

The following table presents the fair value of our available-for-sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2020	2019
Bonds available for sale:
U.S. government and government sponsored entities	$4,126	$5,380
Obligations of states, municipalities and political subdivisions	16,124	15,318
Non-U.S. governments	15,345	14,869
Corporate debt	169,298	149,636
Mortgage-backed, asset-backed and collateralized:
RMBS	31,465	32,805
CMBS	16,133	14,430
CDO/ABS	19,005	18,648
Total mortgage-backed, asset-backed and collateralized	66,603	65,883
Total bonds available for sale*	$271,496	$251,086

* At December 31, 2020 and 2019, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $28.2 billion and $27.8 billion, respectively.

AIG | 2020 Form 10-K 119

ITEM 7 | Investments

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	December 31,	December 31,
(in millions)	2020	2019
Japan	$1,510	$1,651
Canada	986	989
United Kingdom	820	638
France	790	1,013
Germany	642	593
Indonesia	554	589
Israel	535	399
United Arab Emirates	519	494
Qatar	410	353
Chile	398	353
Other	8,181	7,797
Total	$15,345	$14,869

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	December 31, 2020
			Non-			December 31,
		Financial	Financial	Structured		2019
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$790	$1,883	$1,533	$-	$4,206	$4,304
Germany	642	179	2,870	-	3,691	3,329
Netherlands	272	1,105	1,320	107	2,804	2,626
Ireland	30	141	467	1,524	2,162	2,132
Belgium	131	260	1,147	-	1,538	1,254
Spain	25	330	634	-	989	1,122
Luxembourg	96	242	374	-	712	381
Italy	16	125	439	-	580	482
Finland	56	27	40	-	123	192
Austria	93	-	-	-	93	164
Other Euro-Zone	557	92	279	-	928	826
Total Euro-Zone	$2,708	$4,384	$9,103	$1,631	$17,826	$16,812
Remainder of Europe:
United Kingdom	$820	$4,413	$9,794	$2,039	$17,066	$15,798
Switzerland	19	1,025	734	-	1,778	1,879
Sweden	199	321	126	-	646	582
Norway	392	43	121	-	556	549
Russian Federation	183	21	203	-	407	425
Other - Remainder of Europe	69	42	116	-	227	262
Total - Remainder of Europe	$1,682	$5,865	$11,094	$2,039	$20,680	$19,495
Total	$4,390	$10,249	$20,197	$3,670	$38,506	$36,307

Investments in Municipal Bonds

At December 31, 2020, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 92 percent of the portfolio rated A or higher.

120 AIG | 2020 Form 10-K

ITEM 7 | Investments

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	December 31, 2020
	State	Local		Total	December 31,
	General	General		Fair	2019
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
California	$773	$410	$2,118	$3,301	$2,928
New York	7	309	2,819	3,135	3,059
Texas	98	545	910	1,553	1,512
Illinois	87	116	903	1,106	1,072
Massachusetts	445	2	353	800	745
Ohio	35	-	507	542	482
Georgia	108	71	315	494	459
Virginia	9	-	447	456	493
Florida	6	-	430	436	355
Washington	171	7	235	413	405
Pennsylvania	17	5	377	399	395
Washington, D.C.	12	-	316	328	316
Missouri	-	-	309	309	277
All other states(a)	369	246	2,237	2,852	2,820
Total(b)(c)	$2,137	$1,711	$12,276	$16,124	$15,318

(a) We did not have material credit exposure to the government of Puerto Rico.

(b) Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c) Includes $527 million of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	December 31,	December 31,
(in millions)	2020	2019
Financial institutions:
Money center/Global bank groups	$10,512	$10,701
Regional banks – other	627	659
Life insurance	3,175	3,166
Securities firms and other finance companies	312	334
Insurance non-life	5,805	5,492
Regional banks – North America	7,505	6,825
Other financial institutions	15,581	13,608
Utilities	23,470	19,424
Communications	11,137	9,939
Consumer noncyclical	24,826	19,997
Capital goods	8,773	8,006
Energy	13,293	13,379
Consumer cyclical	13,213	10,989
Basic	5,894	5,617
Other	25,175	21,500
Total*	$169,298	$149,636

* At both December 31, 2020 and December 31, 2019, respectively, approximately 90 percent and 89 percent of these investments were rated investment grade.

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, were 4.9 percent and 5.3 percent at December 31, 2020 and December 31, 2019, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

AIG | 2020 Form 10-K 121

ITEM 7 | Investments

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2020	2019
Agency RMBS	$15,816	$15,721
Alt-A RMBS	7,278	8,484
Subprime RMBS	2,575	2,654
Prime non-agency	3,847	4,451
Other housing related	1,949	1,495
Total RMBS(a)(b)	$31,465	$32,805

(a) Includes approximately $7.6 billion and $8.7 billion at December 31, 2020 and December 31, 2019, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired Securities see Note 6 to the Consolidated Financial Statements.

(b) The weighted average expected life was five years at December 31, 2020 and six years at December 31 2019.

Our underwriting practices for investing in RMBS, other asset-backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	December 31,	December 31,
(in millions)	2020	2019
CMBS (traditional)	$12,917	$11,250
Agency	2,078	2,051
Other	1,138	1,129
Total	$16,133	$14,430

The fair value of CMBS holdings remained stable throughout 2020. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in ABS/CDOs

The following table presents our ABS/CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	December 31,	December 31,
(in millions)	2020	2019
Collateral Type:
ABS	$9,178	$9,274
Bank loans (collateralized loan obligation)	9,793	9,330
Other	34	44
Total	$19,005	$18,648

122 AIG | 2020 Form 10-K

ITEM 7 | Investments

Unrealized Losses of Fixed Maturity Securities

The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

December 31, 2020	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$13,409	$214	1,788	$15	$5	4	$2	$2	5	$13,426	$221	1,797
7-11 months	6,270	163	693	43	13	6	-	-	-	6,313	176	699
12 months or more	4,547	112	660	20	8	5	2	1	1	4,569	121	666
Total	$24,226	$489	3,141	$78	$26	15	$4	$3	6	$24,308	$518	3,162
Below investment
grade bonds
0-6 months	$1,390	$33	618	$10	$4	17	$22	$25	11	$1,422	$62	646
7-11 months	4,953	160	1,224	21	6	8	-	-	-	4,974	166	1,232
12 months or more	1,038	40	411	435	107	35	20	15	13	1,493	162	459
Total	$7,381	$233	2,253	$466	$117	60	$42	$40	24	$7,889	$390	2,337
Total bonds
0-6 months	$14,799	$247	2,406	$25	$9	21	$24	$27	16	$14,848	$283	2,443
7-11 months	11,223	323	1,917	64	19	14	-	-	-	11,287	342	1,931
12 months or more	5,585	152	1,071	455	115	40	22	16	14	6,062	283	1,125
Total(e)	$31,607	$722	5,394	$544	$143	75	$46	$43	30	$32,197	$908	5,499

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost at December 31, 2020.

(c) For bonds, represents amortized cost net of allowance.

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

The allowance for credit losses was $14 million for investment grade bonds, and $172 million for below investment grade bonds as of December 31, 2020.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in 2020 was primarily attributable to increases in the fair value of fixed maturity securities. For 2020, net unrealized gains related to fixed maturity securities increased by $9.5 billion due primarily to lower rates partially offset by a widening of credit spreads.

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

AIG | 2020 Form 10-K 123

ITEM 7 | Investments

Commercial Mortgage Loans

At December 31, 2020, we had direct commercial mortgage loan exposure of $36.4 billion.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
December 31, 2020
State:
New York	107	$2,624	$5,237	$465	$393	$102	$-	$8,821	24%
California	66	842	1,343	247	532	775	32	3,771	10
New Jersey	47	1,756	31	420	92	12	33	2,344	6
Texas	51	605	1,165	170	100	144	-	2,184	6
Florida	69	421	153	497	216	217	-	1,504	4
Massachusetts	12	536	227	551	25	-	-	1,339	4
Illinois	20	504	574	10	18	-	22	1,128	3
Washington, D.C.	13	465	213	-	-	19	-	697	2
Pennsylvania	21	79	17	489	76	25	-	686	2
Ohio	23	170	10	183	261	-	-	624	2
Other states	187	1,992	722	1,192	731	399	-	5,036	14
Foreign	84	3,975	1,020	1,025	1,322	575	373	8,290	23
Total*	700	$13,969	$10,712	$5,249	$3,766	$2,268	$460	$36,424	100%
December 31, 2019
State:
New York	99	$2,377	$4,913	$457	$376	$98	$-	$8,221	23%
California	74	736	1,341	249	572	817	41	3,756	10
New Jersey	48	1,635	44	370	81	27	33	2,190	6
Texas	52	501	1,163	174	141	145	-	2,124	6
Florida	74	393	234	544	218	217	10	1,616	3
Massachusetts	13	540	245	549	25	-	-	1,359	4
Illinois	19	505	441	10	18	-	22	996	3
Washington, D.C.	13	447	302	-	-	18	-	767	2
Pennsylvania	23	81	20	528	46	25	-	700	2
Ohio	25	174	10	188	269	-	5	646	2
Other states	215	2,073	740	1,276	740	401	44	5,274	15
Foreign	85	4,237	1,189	987	1,177	564	367	8,521	24
Total*	740	$13,699	$10,642	$5,332	$3,663	$2,312	$522	$36,170	100%

* Does not reflect allowance for credit losses.

For additional discussion on commercial mortgage loans see Note 7 to the Consolidated Financial Statements.

124 AIG | 2020 Form 10-K

ITEM 7 | Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

Years Ended December 31,	2020			2019	2018
	Excluding	Fortitude Re
	Fortitude Re	Funds
	Funds	Withheld
(in millions)	Withheld Assets	Assets(c)	Total	Total	Total
Sales of fixed maturity securities	$307	$707	$1,014	$320	$(145)
Sales of equity securities	-	-	-	-	16
Other-than-temporary impairments	-	-	-	(174)	(251)
Intent to sell(a)	(3)	-	(3)	-	-
Change in allowance for credit losses on fixed maturity securities	(270)	(10)	(280)	-	-
Change in allowance for credit losses on loans	(105)	2	(103)	(46)	(92)
Foreign exchange transactions	365	13	378	227	(182)
Variable annuity embedded derivatives, net of related hedges	166	-	166	(294)	304
All other derivatives and hedge accounting	(672)	(249)	(921)	(22)	417
Loss on sale of private equity funds	-	-	-	-	(321)
Other(b)	156	-	156	621	203
Net realized capital gains (losses) – excluding Fortitude Re
funds withheld embedded derivative	(56)	463	407	632	(51)
Net realized capital gains (losses) on Fortitude Re funds withheld
embedded derivative	-	(2,645)	(2,645)	-	-
Net realized capital gains (losses)	$(56)	$(2,182)	$(2,238)	$632	$(51)

(a) For 2019, Intent to sell was included in Other-than-temporary impairments.

(b) In 2019, includes $200 million from the sale and concurrent leaseback of our corporate headquarters and $300 million as a result of sales in investment real estate properties. In 2018, primarily includes $96 million and $49 million of realized gains on the sale of shares of OneMain Holdings, Inc. and an investment in Castle Holdings LLC’s aircraft assets, respectively.

(c) Represents activity subsequent to the deconsolidation of Fortitude Re on June 2, 2020.

Net realized capital losses in 2020 compared to net realized capital gains in the prior year due primarily to higher derivative losses in the current period compared to the prior year.

Net realized capital gains in 2019 compared to net realized capital losses in 2018 due to gains on the sales of securities and foreign exchange compared to losses on sales of securities and foreign exchange in 2018, as well as lower impairments in 2019 and losses on private equity sales in 2018. Partially offsetting these gains were derivative losses in 2019 compared to gains in 2018.

Variable annuity embedded derivatives, net of related hedges, reflected gains in 2020 compared to losses in the prior year primarily due to changes in the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with guaranteed minimum withdrawal benefits (GMWB) embedded derivative, which are not hedged as part of our economic hedging program.

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

AIG | 2020 Form 10-K 125

ITEM 7 | Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

At December 31,	2020			2019
	Net liability for	Reinsurance	Gross liability	Net liability for	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	unpaid losses	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	and loss	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$3,905	$5,653	$9,558	$4,330	$5,494	$9,824
U.S. Excess Casualty	3,746	4,584	8,330	4,285	5,073	9,358
U.S. Other Casualty	3,520	4,568	8,088	4,064	4,695	8,759
U.S. Financial Lines	4,838	2,193	7,031	5,154	2,221	7,375
U.S. Property and Special Risks	6,181	2,571	8,752	4,950	2,807	7,757
U.S. Personal Insurance	1,116	1,626	2,742	1,287	988	2,275
UK/Europe Casualty and Financial Lines	6,826	1,225	8,051	6,234	1,268	7,502
UK/Europe Property and Special Risks	2,679	1,215	3,894	2,573	1,191	3,764
UK/Europe and Japan Personal Insurance	2,219	505	2,724	1,962	519	2,481
Other product lines(b)	6,202	5,410	11,612	9,841	2,053	11,894
Unallocated loss adjustment expenses(b)	1,526	1,106	2,632	2,136	882	3,018
Total General Insurance	42,758	30,656	73,414	46,816	27,191	74,007
Other Operations Run-Off:
U.S. Run-Off Long Tail Insurance Lines
(net of discount)	205	3,500	3,705	166	3,587	3,753
Other run-off product lines	210	60	270	164	66	230
Blackboard	88	101	189	48	110	158
Unallocated loss adjustment expenses	28	114	142	65	115	180
Total Other Operations Run-Off	531	3,775	4,306	443	3,878	4,321

Total	$43,289	$34,431	$77,720	$47,259	$31,069	$78,328

(a) Includes net loss reserve discount of $725 million and $1.5 billion for the years ended December 31, 2020, and 2019, respectively. For discussion of loss reserve discount see Note 13 to the Consolidated Financial Statements.

(b) Other product lines and Unallocated loss adjustment expenses includes $3.8 billion within Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense as of December 31, 2020, and $3.9 billion within the Gross liability for unpaid losses and loss adjustment expense as of December 31, 2019, for the Fortitude Re reinsurance.

Prior Year Development

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

(in millions)	2020	2019	2018
General Insurance:
North America*	$(157)	$(136)	$473
International	81	(158)	(107)
Total General Insurance	$(76)	$(294)	$366
Other Operations Run-Off	2	-	(4)
Total prior year (favorable) unfavorable development	$(74)	$(294)	$362

* Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $211 million, $232 million and $233 million in the years ended December 31, 2020, 2019 and 2018, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(228) million, $(278) million and $834 million for the years ended December 31, 2020, 2019 and 2018, respectively, and related changes in amortization of the deferred gain of $25 million, $(13) million and $162 million over those same periods.

126 AIG | 2020 Form 10-K

ITEM 7 | Insurance Reserves

Net Loss Development – 2020

During 2020, we recognized favorable prior year loss reserve development of $74 million. The development was primarily driven by:

North America

Favorable development on U.S. Workers’ Compensation business, both guaranteed cost business and large deductible, where we reacted to favorable loss trends in recent accident years;

Favorable development from amortization of the deferred gain on the adverse development reinsurance agreement with NICO for accident years 2015 and prior;

• Favorable development across the combination of primary and excess casualty coverages;

Favorable development in Property, Specialty and other miscellaneous coverages;

Unfavorable development in U.S. Financial Lines, notably D&O, Employment Practices Liability (EPLI), Mergers and Acquisitions, Cyber and Non-Medical Professional Errors & Omissions business where we reacted to increasing frequency and severity in recent accident years;

Unfavorable development in Personal Lines where we reacted to adverse development in Homeowners and Umbrella.

International

• Unfavorable development on Financial Lines driven by low frequency and high severity seen in D&O, especially in UK/Europe and Australia;

• Favorable development on Property and Special Risks globally driven by UK/Europe;

• Favorable development on Europe and Japan Personal Insurance driven by favorable frequency and severity trends.

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

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Years Ended December 31, 2020
(in millions)	Total	2019	2018 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(396)	$(18)	$(378)
U.S. Excess casualty	96	6	90
U.S. Other casualty	(207)	4	(211)
U.S. Financial Lines	341	58	283
U.S. Property and Special Risks	(48)	(26)	(22)
U.S. Personal insurance	83	71	12
Other product lines	(26)	(33)	7
Total General Insurance North America	$(157)	$62	$(219)
General Insurance International:
UK/Europe Casualty and Financial Lines	$258	$31	$227
UK/Europe Property and Special Risks	(155)	(61)	(94)
UK/Europe and Japan Personal Insurance	(39)	(39)	-
Other product lines	17	43	(26)
Total General Insurance International	$81	$(26)	$107

Other Operations Run-Off	2	-	2

Total prior year (favorable) unfavorable development	$(74)	$36	$(110)

AIG | 2020 Form 10-K 127

ITEM 7 | Insurance Reserves

Net Loss Development – 2019

During 2019, we recognized favorable prior year loss reserve development of $294 million. The development was primarily driven by:

North America

• Favorable development on 2017 Hurricanes and 2017 California wildfires subrogation recoverables in Commercial Property and Personal Lines;

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

• Unfavorable development in U.S. Financial Lines, notably D&O, Employment Practices Liability (EPLI) and Non-Medical Professional Errors & Omissions business where we reacted to increasing frequency and severity in recent accident years; and

• Unfavorable development in Primary General Liability where we reacted to adverse frequency and severity trends especially in Construction.

International

• Favorable development on Europe Property and Special Risks, Europe and Japan Personal Insurance and Other product lines; and

• Unfavorable development on European Casualty & Financial Lines, notably Commercial Auto, Employers Liability, Directors & Officers, and Financial Institutions business.

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

• Unfavorable development in U.S. Financial Lines, primarily from D&O and EPLI policies covering Corporate and National Insureds as well as Private and Not-for-Profit insureds. This development was predominantly in accident years 2014-2017 and resulted largely from increases in severity as the frequency of class action lawsuits increased in those years.

• Favorable development in U.S. Commercial Property and Specialty Lines due to reductions in our estimates for 2017 Catastrophes and favorable development from the attritional losses in Commercial Property and Specialty.

• Unfavorable development in U.S. Personal Lines reflecting an increase in estimates in respect of the California wildfires and Hurricane Irma in 2017.

• Adverse development in Financial Lines in Europe and other areas across the world that have seen increases in the frequency and severity of large losses.

• We note that for certain categories of claims (e.g., construction defect claims and environmental claims) and for reinsurance recoverable, losses may sometimes be reclassified to an earlier or later accident year as more information about the date of occurrence becomes available to us. These reclassifications are shown as development in the respective years in the tables above.

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

For a description of AIG’s catastrophe reinsurance protection for 2020, see Enterprise Risk Management – Insurance Risks – General Insurance Companies’ Key Risks – Natural Catastrophe Risk.

128 AIG | 2020 Form 10-K

ITEM 7 | Insurance Reserves

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of December 31, 2020, 2019 and 2018, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	December 31,	December 31,	December 31,
(in millions)	2020	2019	2018
Gross Covered Losses
Covered reserves before discount	$16,534	$19,064	$23,033
Inception to date losses paid	25,198	22,954	19,331
Attachment point	(25,000)	(25,000)	(25,000)
Covered losses above attachment point	$16,732	$17,018	$17,364

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,386	$13,614	$13,891
Consideration paid including interest	(10,188)	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	3,198	3,426	3,703
Discount on ceded losses(a)	(911)	(1,251)	(1,719)
Pre-tax deferred gain before amortization	2,287	2,175	1,984
Inception to date amortization of deferred gain at inception	(904)	(693)	(461)
Inception to date amortization attributed to changes in deferred gain(b)	(86)	(101)	(141)
Deferred gain liability reflected in AIG's balance sheet	$1,297	$1,381	$1,382

a) For the period from inception to December 31, 2020, the accretion of discount and a reduction in effective interest rates was offset by changes in estimates of the amount and timing of future recoveries under the adverse development reinsurance agreement.

(b) Excluded from our definition of APTI.

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

Years Ended December 31,
(in millions)	2020	2019	2018
Balance at beginning of year, net of discount	$1,381	$1,382	$1,167
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	(228)	(277)	738
Amortization attributed to deferred gain at inception(b)	(211)	(232)	(233)
Amortization attributed to changes in deferred gain(c)	15	39	(110)
Changes in discount on ceded loss reserves	340	469	(180)
Balance at end of year, net of discount	$1,297	$1,381	$1,382

(a) Prior year reserve development ceded to NICO under the retroactive reinsurance agreement is deferred under GAAP.

(b) Represents amortization of the deferred gain recognized in APTI.

(c) Excluded from APTI and included in GAAP.

The lines of business subject to this agreement have been the source of the majority of the prior year adverse development charges over the past several years. The agreement has resulted in lower capital charges for reserve risks at our U.S. insurance subsidiaries. In addition, net investment income declined as a result of lower invested assets.

Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our Run-Off operations. Those reinsurance transactions were designed to consolidate most of our Insurance Run-Off Lines into a single legal entity. As of December 31, 2020, approximately $30.5 billion of reserves from our Life and Retirement Run-Off Lines and approximately $4.1 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

Of the Fortitude Re reinsurance agreements, the largest is the Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement by and between our subsidiary AGL and Fortitude Re. Under this treaty, approximately $23.3 billion of AGL reserves as of December 31, 2020 were ceded to Fortitude Re representing a mix of life and annuity risks. Fortitude Re provides 100 percent reinsurance of the ceded risks. AGL continues to administer the policies, including handling claims, although it is anticipated that much of the administration will move to a Fortitude Re administrative subsidiary over time, subject to regulatory approvals being obtained and the satisfaction of other conditions. Until such time, Fortitude Re has certain rights to consult on and participate in such administration, and AGL retains the risk of collection of any third party reinsurance covering the ceded business. At effectiveness of the treaty, an amount equal to the aggregate ceded reserves was deposited by AGL into a modified coinsurance account of AGL to secure the obligations of Fortitude Re. Fortitude Re receives or makes quarterly payments that represent the net gain or loss under

AIG | 2020 Form 10-K 129

ITEM 7 | Insurance Reserves

the treaty for the relevant quarter, including any net investment gain or loss on the assets in the modified coinsurance account. An AIG affiliate will serve as portfolio manager of assets in the modified coinsurance account for a minimum of three years after the June 2, 2020 closing of the Majority Interest Fortitude Sale.

For a summary of significant reinsurers see Enterprise Risk Management – Insurance Risks – Reinsurance Activities – Reinsurance Recoverable.

LIFE AND ANNUITY FUTURE POLICY BENEFITS, POLICYHOLDER CONTRACT DEPOSITS and dac

The following section provides discussion of life and annuity future policy benefits, policyholder contract deposits and deferred policy acquisition costs.

Update of Actuarial Assumptions

The life insurance companies review and update actuarial assumptions at least annually, generally in the third quarter. Assumption setting standards vary between investment-oriented products and traditional long-duration products.

Investment-oriented products

The life insurance companies review and update estimated gross profit assumptions used to amortize DAC and related items (which may include VOBA, SIA and unearned revenue reserves) as well as assessments used to accrue guaranteed benefit reserves for investment-oriented products at least annually. Estimated gross profit projections include assumptions for investment-related returns and spreads, product-related fees and expenses, mortality gains and losses, policyholder behavior and other factors. In estimating future gross profits, lapse assumptions require judgment and can have a material impact on DAC amortization. If the assumptions used for estimated gross profits change significantly, DAC and related reserves are recalculated using the new projections, and any resulting adjustment is included in income. Updating such projections may result in acceleration of amortization in some products and deceleration of amortization in other products.

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

Various assumptions were updated, including the following effective September 30, 2020:

• We decreased our reversion to the mean rates of return (gross of fees) to 3.12 percent from 3.62 percent for the variable annuity product line in Individual Retirement and to 2.87 percent from 3.29 percent for the variable annuity product line in Group Retirement primarily due to recent equity market movements. Our separate account long-term asset growth rate assumption related to equity market performance remained unchanged at 7.0 percent; and

• Ultimate projected yields on the vast majority of our invested assets were lowered on life and annuity deposits. Life deposit projected yields ranged from an increase of 9 basis points to a decrease of 14 basis points while annuity insurance deposits saw decreases of up to 24 basis points. Projected yields are graded from a weighted average net GAAP book yield of existing assets supporting the business based on the value of the assets to a weighted average yield based on the duration of the assets excluding assets that mature during the grading period. The grading period is three years for deferred annuity products and five years for life insurance products due to deferred annuities having a shorter duration than life products.

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

The net increases (decreases) to pre-tax income and adjusted pre-tax income as a result of the update of actuarial assumptions for 2020, 2019 and 2018 are shown in the following tables.

130 AIG | 2020 Form 10-K

ITEM 7 | Insurance Reserves

The following table presents the decrease in pre-tax income resulting from the third quarter update of actuarial assumptions in the life insurance companies, by line item as reported in Results of Operations:

Years Ended December 31,
(in millions)	2020	2019	2018
Policy fees	$(106)	$(32)	$(237)
Interest credited to policyholder account balances	(6)	19	-
Amortization of deferred policy acquisition costs	225	203	273
Non deferrable insurance commissions	15	-	-
Policyholder benefits and losses incurred	(235)	(363)	(244)
Decrease in adjusted pre-tax income	(107)	(173)	(208)
Change in DAC related to net realized capital losses	(44)	(17)	35
Net realized capital gains	142	180	(55)
Decrease in pre-tax income	$(9)	$(10)	$(228)

The following table presents the increase (decrease) in adjusted pre-tax income resulting from the third quarter update of actuarial assumptions for the life insurance companies, by segment and product line:

Years Ended December 31,
(in millions)	2020	2019	2018
Life and Retirement:
Individual Retirement
Fixed annuities	$(77)	$82	$40
Variable and indexed annuities	2	(145)	(92)
Total Individual Retirement	(75)	(63)	(52)
Group Retirement	68	(17)	17
Life Insurance	(101)	(64)	(67)
Institutional Markets	1	-	-
Total Life and Retirement	(107)	(144)	(102)
Other Operations Run-Off	-	(29)	(106)
Total decrease in adjusted pre-tax income from update of assumptions	$(107)	$(173)	$(208)

In 2020, adjusted pre-tax income included a net unfavorable adjustment of $107 million, primarily in fixed annuities driven by changes to earned rates causing spread compression partially offset by favorable updates to full surrender assumptions, and in Life Insurance primarily due to mortality modeling enhancements.

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

AIG | 2020 Form 10-K 131

ITEM 7 | Insurance Reserves

Update of Actuarial Assumptions by Business Segment

Individual Retirement

The update of actuarial assumptions resulted in net favorable (unfavorable) adjustments to adjusted pre-tax income of Individual Retirement of $(75) million, $(63) million and $(52) million in 2020, 2019 and 2018, respectively.

In fixed annuities, the update of estimated gross profit assumptions resulted in a net unfavorable adjustment of $(77) million, which reflected lower projected investment earnings, partially offset by lower assumed lapses. In 2019 and 2018, net favorable adjustments of $82 million and $40 million, respectively, reflected lower lapse assumptions including the economic impact to competitor rate on the interest sensitive lapse component, partially offset by lower interest spread assumptions.

In variable and index annuities, the update of estimated gross profit assumptions resulted in a net favorable adjustment of $2 million in 2020, driven by updated withdrawal benefit utilization assumptions. These adjustments were partially offset by lower projected investment earnings. In 2019, a net unfavorable adjustment of $145 million, primarily due to lapse updates in index annuities and updated general account earned rates on variable annuities. The unfavorable adjustments were partially offset by updated lapse assumptions in variable annuities. In 2018, a net unfavorable adjustment of $92 million primarily due to refinements to the guaranteed benefit partial withdrawal assumptions in variable annuities and the multi-year index strategy crediting parameters in index annuities. The unfavorable adjustments were partially offset by lower guaranteed benefit lapse assumptions in variable annuities.

Group Retirement

In Group Retirement, the update of estimated gross profit assumptions resulted in a favorable adjustment of $68 million in 2020, primarily in the variable annuities line from extending the DAC amortization projection period, partially offset by updates to expense and lapse assumptions. The DAC amortization projection period was extended to reflect business still in-force at the end of the previous projection period, resulting in an increase in modeled future profits and an increase in the current DAC balance. In 2019, Group Retirement recorded an unfavorable adjustment of $17 million, primarily due to lapse updates in index annuities and variable annuities. In 2018, a favorable adjustment of $17 million was primarily due to improved premium persistency assumptions.

Life Insurance

In Life Insurance, the update of actuarial assumptions resulted in a net unfavorable adjustment of $101 million in 2020, primarily driven by updates to Universal Life mortality assumptions. The mortality updates better align the assumptions with experience and reduce future profits which increases the reserves for affected products. The unfavorable adjustments were partially offset by refinements to reserve modeling. In 2019, a net unfavorable adjustment of $64 million was primarily due to methodology enhancements related to projected premium, certain riders and death benefit features, and reinsurance reserving. The unfavorable adjustments were partially offset by favorable adjustments driven by updates to mortality assumptions. In 2018, a net unfavorable adjustment of $67 million primarily due to additional reserves for certain riders, decreased lapses and interest crediting model refinements. The unfavorable adjustments were partially offset by favorable adjustments driven by updates to mortality assumptions and a reduction to IBNR reserves.

Other Operations

In Other Operations Run-Off, the update of actuarial assumptions resulted in a net unfavorable adjustment of $29 million in 2019, reflecting updates to loss recognition reserves and methodology enhancements for universal life insurance. In 2018, a net unfavorable adjustment of $106 million was primarily due to $105 million of loss recognition expense on accident and health business (other than long-term care) in the Life and Retirement Run-Off Lines resulting from assumption and model refinements. As of closing of the Majority Interest Fortitude Sale on June 2, 2020, the reinsurance transactions with Fortitude Re are no longer considered affiliated transactions, and, therefore the results are fully ceded to Fortitude Re.

132 AIG | 2020 Form 10-K

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

• Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

• Risk exposures that we have elected not to explicitly or fully hedge.

The following table presents a reconciliation between the fair value of the GAAP embedded derivatives and the value of our economic hedge target:

	December 31,	December 31,
(in millions)	2020	2019
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$3,572	$2,474
Exclude non-performance risk adjustment	(2,958)	(2,504)
Embedded derivative liability, excluding NPA	6,530	4,978
Adjustments for risk margins and differences in valuation	(2,502)	(2,394)
Economic hedge target liability	$4,028	$2,584

AIG | 2020 Form 10-K 133

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

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

Years Ended December 31,
(in millions)	2020	2019	2018
Change in fair value of embedded derivatives, excluding update of actuarial
assumptions and NPA	$(1,145)	$(156)	$(244)
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities*	44	194	(154)
Interest rate derivative contracts	1,342	1,029	(470)
Equity derivative contracts	(679)	(1,274)	312
Change in fair value of variable annuity hedging portfolio	707	(51)	(312)
Change in fair value of embedded derivatives excluding update of actuarial assumptions and
NPA, net of hedging portfolio	(438)	(207)	(556)
Change in fair value of embedded derivatives due to NPA spread	50	(314)	388
Change in fair value of embedded derivatives due to change in NPA volume	404	202	280
Change in fair value of embedded derivatives due to update of actuarial assumptions	194	219	38
Total change due to update of actuarial assumptions and NPA	648	107	706
Net impact on pre-tax income (loss)	$210	$(100)	$150

Impact to Consolidated Income Statement
Net investment income, net of related interest credited to policyholder account balances	$44	$194	$(154)
Net realized capital gains (losses)	166	(294)	304
Net impact on pre-tax income (loss)	$210	$(100)	$150

Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)	$295	$261	$334

* Beginning in July 2019, the fixed maturity securities portfolio used in the hedging program was rebalanced to reposition the portfolio from a duration, sector, and issuer perspective. As part of this rebalancing, fixed maturity securities where we elected the fair value option were sold. Later in the quarter, as new fixed maturity securities were purchased, they were classified as available for sale. The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income was $217 million and $57 million for 2020 and 2019, respectively.

The net impact on pre-tax income of $210 million from the GMWB embedded derivatives and related hedges in 2020 (excluding related DAC amortization) was driven by the widening of NPA credit spreads, impact of lower interest rates that resulted in NPA volume gains from higher expected GMWB payments, gains from higher equity markets, and gains from the review and update of actuarial assumptions, partially offset by the impact of lower interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio. In 2019, the net impact on pre-tax loss of $100 million was driven by tightening of credit spreads on the NPA spread, and impact of lower interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio, offset by impact of lower interest rates that resulted in NPA volume gains from higher expected GMWB payments, and gains from the review and update of actuarial assumptions. In 2018, the net impact on pre-tax income of $150 million was primarily driven by gains from the impact of widening credit spreads on the NPA spread, and the impact of higher interest rates on the change in fair value of embedded derivatives excluding NPA, and gains from the review and update of actuarial assumptions, partially offset by lower equity markets, net of the hedging portfolio.

134 AIG | 2020 Form 10-K

ITEM 7 | Insurance Reserves

The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in 2020 reflected losses from decreases in interest rates, partially offset by gains from higher equity markets. In 2019, the change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, reflected losses from decreases in interest rates, partially offset by gains from higher equity markets. In 2018, the change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, reflected losses from lower equity markets and the impact of moving from an economic to a GAAP discount basis, offset by increases in interest rates.

Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities on a GAAP basis, due to the NPA and other risk margins used for GAAP valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio. On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the increase in the economic hedge target, as discussed below. In 2020, we estimated a net mark to market gain of approximately $295 million from our hedging activities related to our economic hedge target primarily driven by gains from higher equity markets and gains from the review and update of actuarial assumptions offset by tightening credit spreads. In 2019, we estimated a net mark to market gain of approximately $261 million from our hedging activities related to our economic hedge target primarily driven by gains from the review and update of actuarial assumptions and modeling refinements, offset by tightening credit spreads. In 2018, we estimated a net mark to market gain of approximately $334 million from our hedging activities related to our economic hedge target primarily driven by gains from the widening of credit spreads.

Change in Economic Hedge Target

The increase in the economic hedge target liability in 2020 was primarily due to lower interest rates and tighter credit spreads, offset by benefits from the review and update of assumptions and higher equity markets. The decrease in the economic hedge target liability in 2019 was primarily due to higher equity markets and gains from the review and update of actuarial assumptions offset by lower interest rates and tighter credit spreads. The decrease in the economic hedge target liability in 2018 was primarily due to higher interest rates and wider credit spreads, offset by lower equity markets.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

• Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in gains driven by lower interest rates in 2020 and 2019. The net losses in 2018 reflected the impact of increases in interest rates, and widening of credit spreads.

• Changes in the fair value of equity derivative contracts, which included futures and options, resulted in losses in 2020 and 2019 and gains in 2018, and varied based on the relative change in equity market returns in the respective periods.

• Changes in the fair value of fixed maturity securities, primarily corporate bonds, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. Beginning in July 2019, the change in the fair value of available-for-sale hedging bonds is reported as a component of comprehensive income in the Condensed Consolidated Statements of Comprehensive Income (Loss). Prior to July 2019, the change in the fair value of the hedging bonds, which was excluded from the adjusted pre-tax income of the Individual Retirement and Group Retirement segments, was reported in net investment income on the Consolidated Statements of Income (Loss). The change in the fair value of the corporate bond hedging program in 2020 reflected gains due to decreases in interest rates, and tightening credit spreads. The gains in 2019 reflected the impact of decreases in interest rates, and tightening credit spreads. The losses in 2018 reflected the impact of increases in interest rates, and widening of credit spreads.

AIG | 2020 Form 10-K 135

ITEM 7 | Insurance Reserves

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies:

Years Ended December 31,
(in millions)	2020	2019	2018
Balance, beginning of year	$8,119	$9,286	$7,846
Initial allowance upon CECL adoption	15	-	-
Acquisition costs deferred	910	1,180	1,128
Amortization expense:
Update of assumptions included in adjusted pre-tax income	225	203	300
Related to realized capital gains and losses	8	51	5
All other operating amortization	(856)	(875)	(1,000)
Increase (decrease) in DAC due to foreign exchange	18	18	(23)
Change related to unrealized depreciation (appreciation) of investments	(1,123)	(1,744)	1,030
Balance, end of year, excluding Fortitude Re DAC(a)	7,316	8,119	9,286
DAC on business ceded to Fortitude Re(b)	-	456	523
Balance, end of year, including Fortitude Re DAC	$7,316	$8,575	$9,809

(a)DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $10.5 billion, $10.1 billion and $9.6 billion at December 31, 2020, 2019 and 2018, respectively.

(b)As of closing of the Majority Interest Fortitude Sale on June 2, 2020, these DAC balances were deemed to be not recoverable and were written off.

The net adjustments to DAC amortization from the update of actuarial assumptions for estimated gross profits, including those reported within change in DAC related to net realized capital gains (losses), represented two percent, two percent and four percent of the DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments as of December 31, 2020, 2019 and 2018, respectively.

Reversion to the Mean

The reversion to the mean rate is updated quarterly based on market returns and can change dramatically in periods where market returns move significantly. For December 31, 2020 compared to September 30, 2020, we decreased our reversion to the mean rates of return (gross of fees) to 1.66 percent from 3.12 percent for the variable annuity product line in Individual Retirement, and to 0.55 percent from 2.87 percent for the variable annuity product line in Group Retirement, primarily due to recent equity market movements. The five-year reversion to the mean period did not meet the criteria for adjustment in 2020 which would have otherwise required a reset of the start date used in the calculation of the average gross long-term return rate. The long-term growth assumption used in our reversion to the mean methodology remained unchanged at 7.0 percent in 2020, 2019 and 2018.

For additional discussion of assumptions related to our reversion to the mean methodology see Critical Accounting Estimates – Estimated Gross Profits for Investment-Oriented Products.

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC and Reserves for universal life and investment-oriented products are adjusted at each balance sheet date to reflect the change in DAC, unearned revenue, and benefit reserves with an offset to Other comprehensive income (OCI) as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow Investment-Oriented Adjustments). Similarly, for long-duration traditional products, significant unrealized appreciation of investments in a sustained low interest rate environment may cause additional future policy benefit liabilities with an offset to OCI to be recorded.

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

136 AIG | 2020 Form 10-K

ITEM 7 | Insurance Reserves

Market conditions in 2020 drove an $8.7 billion increase in the unrealized appreciation of fixed maturity securities held to support businesses in the Life and Retirement companies at December 31, 2020 compared to December 31, 2019. At December 31, 2020, the shadow Investment-Oriented Adjustments reflected decreases in amortized balances including DAC and Unearned Revenue Reserves, while accrued liabilities such as policyholder benefit liabilities increased compared to December 31, 2019. Accrued shadow loss recognition reserves decreased from December 31, 2019, primarily due to the discontinuation of recognizing shadow loss recognition reserves related to Fortitude Re funds withheld assets. Although these assets remain on AIG’s balance sheet, subsequent to the June 2, 2020 deconsolidation of Fortitude Re, AIG is no longer exposed to the returns on these assets and corresponding shadow adjustments because the assets economically belong to Fortitude Re as a result of the funds withheld arrangements with Fortitude Holdings.

For further discussion on the sale of Fortitude Holdings see Consolidated Results of Operation.

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policyholder funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

Years Ended December 31,
(in millions)	2020	2019	2018
Individual Retirement
Balance at beginning of year, gross	$144,753	$132,529	$138,341
Premiums and deposits	10,370	14,899	15,621
Surrenders and withdrawals	(12,023)	(13,135)	(14,048)
Death and other contract benefits	(3,075)	(3,204)	(3,316)
Subtotal	140,025	131,089	136,598
Change in fair value of underlying assets and reserve accretion, net of policy fees	7,285	11,492	(5,302)
Cost of funds*	1,675	1,666	1,538
Other reserve changes	(148)	506	(305)
Balance at end of year	148,837	144,753	132,529
Reinsurance ceded	(313)	(308)	(318)
Total Individual Retirement insurance reserves and mutual fund assets	$148,524	$144,445	$132,211
Group Retirement
Balance at beginning of year, gross	$102,049	$91,685	$97,306
Premiums and deposits	7,496	8,346	8,639
Surrenders and withdrawals	(8,696)	(10,317)	(10,652)
Death and other contract benefits	(740)	(675)	(606)
Subtotal	100,109	89,039	94,687
Change in fair value of underlying assets and reserve accretion, net of policy fees	9,644	11,939	(4,106)
Cost of funds*	1,125	1,128	1,106
Other reserve changes	(227)	(57)	(2)
Balance at end of year	110,651	102,049	91,685
Total Group Retirement insurance reserves and mutual fund assets	$110,651	$102,049	$91,685
Life Insurance
Balance at beginning of year, gross	$27,397	$24,844	$24,569
Premiums and deposits	4,046	3,931	3,778
Surrenders and withdrawals	(484)	(663)	(1,068)
Death and other contract benefits	(557)	(663)	(653)
Subtotal	30,402	27,449	26,626
Change in fair value of underlying assets and reserve accretion, net of policy fees	(1,133)	(1,138)	(1,124)
Cost of funds*	373	374	381
Other reserve changes	(1,644)	712	(1,039)
Balance at end of year	27,998	27,397	24,844
Reinsurance ceded	(1,437)	(1,358)	(1,436)
Total Life Insurance reserves	$26,561	$26,039	$23,408
AIG | 2020 Form 10-K 137

ITEM 7 | Insurance Reserves

Institutional Markets
Balance at beginning of year, gross	$23,673	$21,762	$20,645
Premiums and deposits	4,846	2,822	3,207
Surrenders and withdrawals	(1,788)	(984)	(2,034)
Death and other contract benefits	(886)	(1,102)	(655)
Subtotal	25,845	22,498	21,163
Change in fair value of underlying assets and reserve accretion, net of policy fees	823	788	139
Cost of funds*	304	356	342
Other reserve changes	370	31	118
Balance at end of year	27,342	23,673	21,762
Reinsurance ceded	(45)	(44)	(44)
Total Institutional Markets reserves	$27,297	$23,629	$21,718
Total insurance reserves and mutual fund assets
Balance at beginning of year, gross	$297,872	$270,820	$280,861
Premiums and deposits	26,758	29,998	31,245
Surrenders and withdrawals	(22,991)	(25,099)	(27,802)
Death and other contract benefits	(5,258)	(5,644)	(5,230)
Subtotal	296,381	270,075	279,074
Change in fair value of underlying assets and reserve accretion, net of policy fees	16,619	23,081	(10,393)
Cost of funds*	3,477	3,524	3,367
Other reserve changes	(1,649)	1,192	(1,228)
Balance at end of year, excluding Fortitude Re reserves	314,828	297,872	270,820
Fortitude Re reserves	28,505	30,441	28,747
Balance at end of year, including Fortitude Re reserves	343,333	328,313	299,567
Fortitude Re reinsurance ceded	(28,505)	-	-
Reinsurance ceded	(1,795)	(1,710)	(1,798)
Total insurance reserves and mutual fund assets	$313,033	$326,603	$297,769

* Excludes amortization of deferred sales inducements.

Insurance reserves, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	December 31,	December 31,
(in millions)	2020	2019
Future policy benefits	$48,864	$48,388
Policyholder contract deposits	160,450	152,018
Other policyholder funds*	957	976
Separate account liabilities	100,290	93,272
Total insurance reserves	310,561	294,654
Mutual fund assets	32,772	33,659
Total insurance reserves and mutual fund assets	$343,333	$328,313

* Excludes unearned revenue liability.

138 AIG | 2020 Form 10-K

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

See Enterprise Risk Management – Risk Appetite, Limits, Identification and Measurement and Enterprise Risk Management – Liquidity Risk Management below for additional information.

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

Nevertheless, some circumstances may cause our cash or capital needs to exceed projected liquidity or readily deployable capital resources. Additional collateral calls, deterioration in investment portfolios or reserve strengthening affecting statutory surplus, higher surrenders of annuities and other policies, downgrades in credit ratings, catastrophic losses or fluctuations in the capital markets generally may result in significant additional cash or capital needs and loss of sources of liquidity and capital. Other potential events that could cause a liquidity strain include an economic collapse of a nation or region significant to our operations, nationalization, catastrophic terrorist acts, pandemics or other events causing economic or political upheaval. In addition, regulatory and other legal restrictions could limit our ability to transfer funds freely, either to or from our subsidiaries.

For a discussion regarding risks associated with COVID-19, see Part I. Item 1A. – Risk Factors – COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto.

Depending on market conditions, regulatory and rating agency considerations and other factors, we may take various liability and capital management actions. Liability management actions may include, but are not limited to, repurchasing or redeeming outstanding debt, issuing new debt or engaging in debt exchange offers. Capital management actions may include, but are not limited to, issuing preferred stock, paying dividends to our shareholders on the AIG Common Stock, paying dividends to the holders of our Series A Preferred Stock, and repurchases of AIG Common Stock.

AIG | 2020 Form 10-K 139

ITEM 7 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

Sources(a)

AIG Parent Funding from Subsidiaries

During 2020, AIG Parent received $1.8 billion in dividends and $108 million in loan repayments from subsidiaries. Of this amount, $1.3 billion consisted of dividends in the form of cash and fixed maturity securities from our General Insurance companies and $473 million consisted of dividends and $108 million in loan repayments in the form of cash from our Life and Retirement companies.

AIG Parent also received a net amount of $1.7 billion in tax sharing payments in the form of cash from our insurance businesses in 2020, including $419 million of such payments in the fourth quarter of 2020. The tax sharing payments may be subject to further adjustment in future periods.

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

Other Cash Inflows

During 2020 we received other cash inflows of approximately $2.2 billion in connection with debt unrelated to AIG’s general borrowings, including:

• $2.1 billion of debt of consolidated investment entities not guaranteed by AIG, which includes real estate investments, affordable housing partnerships and other securitization vehicles;

• $126 million of borrowings supported by assets, principally GIAs; and

• $5 million of subsidiary notes, bonds, loans and mortgages payable, not guaranteed by AIG.

Majority Interest Fortitude Sale

In June 2020, AIG completed the Majority Interest Fortitude Sale for $2.2 billion. AIG Parent contributed $700 million of the proceeds of the Majority Interest Fortitude Sale to certain of its General Insurance subsidiaries and $135 million of the proceeds of the Majority Interest Fortitude Sale to certain of its Life and Retirement subsidiaries.

140 AIG | 2020 Form 10-K

ITEM 7 | Liquidity and Capital Resources

Uses

Debt Reduction(b)

During 2020, $1.7 billion of debt categorized as general borrowings matured, was repaid or redeemed as follows:

• Redemption of $350 million aggregate principal amount of our 4.35% Callable Notes Due 2045.

• Repayment of $638 million aggregate principal amount of our 3.375% Notes Due 2020 made on August 15, 2020.

• Repayment of $708 million aggregate principal amount of our 6.400% Notes Due 2020 made on December 15, 2020.

We made interest payments on our general borrowings totaling $1.0 billion during 2020.

Other Cash Outflows

During 2020 we made other repayments of approximately $3.1 billion in connection with debt unrelated to AIG’s general borrowings, including:

• $2.8 billion on debt of consolidated investment entities not guaranteed by AIG, which includes real estate investments, affordable housing partnerships and other securitization vehicles;

• $265 million on borrowings supported by assets, principally GIAs; and

• $48 million on subsidiary notes, bonds, loans and mortgages payable, not guaranteed by AIG.

Revolving Credit Facility

On June 9, 2020, AIG Parent repaid in full with interest the $1.3 billion borrowed under its $4.5 billion committed, revolving syndicated credit facility.

Dividend

We paid a cash dividend of $365.625 per share on AIG’s Series A Preferred Stock during each quarter of 2020 totaling $29 million.

We paid a cash dividend of $0.32 per share on AIG Common Stock during each quarter of 2020 totaling $1.1 billion.

Repurchase of Common Stock(a)

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

(a) In January 2021, we received aggregate proceeds of approximately $92 million in connection with warrant exercises that occurred prior to the expiration of warrants to purchase shares of AIG Common Stock on January 19, 2021. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, in January 2021, we repurchased approximately $92 million of shares of AIG Common Stock with proceeds received from warrant exercises. As of February 18, 2021, approximately $1.4 billion remained under our share repurchase authorization.

(b) On February 1, 2020, AIG redeemed all of its outstanding 3.300% Notes Due 2021 (the Notes), for a redemption price of 100 percent of the principal amount plus accrued and unpaid interest. As of December 31, 2020, $1.5 billion aggregate principal amount of the Notes were outstanding.

AIG | 2020 Form 10-K 141

ITEM 7 | Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statements of Cash Flows:

Years Ended December 31,
(in millions)	2020	2019	2018
Sources:
Net cash provided by operating activities	$1,038	$-	$-
Net cash provided by other investing activities	-	-	5,494
Changes in policyholder contract balances	4,531	5,630	6,634
Issuance of long-term debt	4,196	734	2,657
Issuance of debt of consolidated investment entities	2,128	3,147	2,077
Issuance of preferred stock, net of issuance costs	-	485	-
Net cash provided by other financing activities	541	1,600	-
Total sources	12,434	11,596	16,862
Uses:
Net cash used in operating activities	-	(1,807)	(394)
Acquisition of businesses, net of cash and restricted cash acquired	-	-	(5,717)
Net cash used in other investing activities	(6,202)	(5,475)	-
Repayments of long-term debt	(1,923)	(1,504)	(3,044)
Repayments of debt of consolidated investment entities	(2,783)	(1,698)	(628)
Purchase of common stock	(500)	-	(1,739)
Dividends paid on preferred stock	(29)	(22)	-
Dividends paid on common stock	(1,103)	(1,114)	(1,138)
Purchases of warrants	-	-	(11)
Net cash used in other financing activities	-	-	(3,559)
Total uses	(12,540)	(11,620)	(16,230)
Effect of exchange rate changes on cash and restricted cash	49	16	(11)
Increase (decrease) in cash and restricted cash	$(57)	$(8)	$621

The following table presents a summary of AIG’s Consolidated Statements of Cash Flows:

Years Ended December 31,
(in millions)	2020	2019	2018
Summary:
Net cash provided by (used in) operating activities	$1,038	$(1,807)	$(394)
Net cash used in investing activities	(6,202)	(5,475)	(223)
Net cash provided by financing activities	5,058	7,258	1,249
Effect of exchange rate changes on cash and restricted cash	49	16	(11)
Net Increase (decrease) in cash and restricted cash	(57)	(8)	621
Cash and restricted cash at beginning of year	3,287	3,358	2,737
Change in cash of businesses held for sale	-	(63)	-
Cash and restricted cash at end of year	$3,230	$3,287	$3,358

142 AIG | 2020 Form 10-K

ITEM 7 | Liquidity and Capital Resources

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $1.1 billion in 2020 compared to $1.3 billion in 2019 and $1.3 billion in 2018. Excluding interest payments, AIG had operating cash inflows of $2.1 billion in 2020 compared to operating cash outflows of $481 million in 2019 and operating cash inflows of $918 million in 2018.

Investing Cash Flow Activities

Net cash used in investing activities in 2020 was $6.2 billion compared to net cash used in investing activities of $5.5 billion in 2019 and $0.2 billion in 2018. Net cash used in investing activities in 2018 included our acquisition of Validus for approximately $5.5 billion in cash.

Financing Cash Flow Activities

Net cash provided by financing activities in 2020 reflected:

• approximately $1.1 billion in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each quarter of 2020;

• approximately $29 million in the aggregate to pay a dividend of $365.625 per share on AIG’s Series A Preferred Stock in each quarter of 2020;

• $500 million to repurchase approximately 12 million shares of AIG Common Stock;

• approximately $2.3 billion in net inflows from the issuance and repayment of long-term debt; and

• approximately $655 million in net outflows from the issuance and repayment of debt of consolidated investment entities.

Net cash provided by financing activities in 2019 reflected:

• approximately $1.1 billion in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each quarter of 2019;

• approximately $22 million to pay a dividend of $369.6875 per share, $365.625 per share and $365.625 per share on AIG’s Series A Preferred Stock in the second, third and fourth quarters of 2019, respectively;

• approximately $770 million in net outflows from the issuance and repayment of long-term debt;

• approximately $1.4 billion in net inflows from the issuance and repayment of debt of consolidated investment entities; and

• approximately $485 million inflow from the issuance of preferred stock.

Net cash used in financing activities in 2018 reflected:

• approximately $1.1 billion in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each quarter of 2018;

• approximately $1.7 billion to repurchase approximately 36.5 million shares of AIG Common Stock;

• approximately $387 million in net outflows from the issuance and repayment of long-term debt; and

• approximately $1.4 billion in net inflows from the issuance and repayment of debt of consolidated investment entities.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of December 31, 2020, AIG Parent had approximately $15.0 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities and also include a committed, revolving syndicated credit facility. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

AIG | 2020 Form 10-K 143

ITEM 7 | Liquidity and Capital Resources

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

The following table presents AIG Parent's liquidity sources:

	As of	As of
(in millions)	December 31, 2020	December 31, 2019
Cash and short-term investments(a)	$6,762	$2,804
Unencumbered fixed maturity securities(b)	3,711	4,777
Total AIG Parent liquidity	10,473	7,581
Available capacity under committed, syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$14,973	$12,081

(a) Cash and short-term investments include reverse repurchase agreements totaling $5.4 billion and $2.1 billion as of December 31, 2020 and 2019, respectively.

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

Management believes that because of the size and liquidity of our Life and Retirement companies’ investment portfolios, normal deviations from projected claim or surrender experience would not create significant liquidity risk. Furthermore, our Life and Retirement companies’ products contain certain features that mitigate surrender risk, including surrender charges. However, in times of extreme capital markets disruption or as a result of fluctuations in the capital markets generally, liquidity needs could outpace resources. As part of their risk management framework, our Life and Retirement companies continue to evaluate and, where appropriate, pursue strategies and programs to improve their liquidity position and facilitate their ability to maintain a fully invested asset portfolio.

144 AIG | 2020 Form 10-K

ITEM 7 | Liquidity and Capital Resources

Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had no outstanding borrowings from FHLBs at both December 31, 2020 and 2019. Our U.S. Life and Retirement companies had $3.6 billion and $3.5 billion which were due to FHLBs in their respective districts at December 31, 2020 and 2019, respectively, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income. These investment contracts do not have mortality or morbidity risk and are similar to GICs. In addition, our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from FHLBs at both December 31, 2020 and 2019.

Certain of our U.S. Life and Retirement companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments or partially used for short-term liquidity purposes. Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $3.4 billion and $2.8 billion of securities subject to these agreements at December 31, 2020 and 2019, respectively, and $3.5 billion and $2.9 billion of liabilities to borrowers for collateral received at December 31, 2020 and 2019, respectively.

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

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown by our insurance companies. Letters of credit issued in support of the General Insurance companies totaled approximately $4.6 billion at December 31, 2020. Letters of credit issued in support of the Life and Retirement companies totaled approximately $612 million at December 31, 2020. In June 2020, upon closing of the Majority Interest Fortitude Sale, the $550 million of letters of credit issued in support of Fortitude Re and subject to reimbursement by AIG in the event of a drawdown were terminated.

In 2020, our General Insurance companies collectively paid a total of approximately $1.3 billion in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. treasuries and securities issued by other U.S. agencies. In June 2020, upon closing of the Majority Interest Fortitude Sale, AIG contributed $700 million of the proceeds of the Majority Interest Fortitude Sale to certain of its General Insurance subsidiaries.

In 2020, our Life and Retirement companies collectively paid a total of approximately $581 million in dividends and loan repayments in the form of cash to AIG Parent. In June 2020, upon closing of the Majority Interest Fortitude Sale, AIG contributed $135 million of the proceeds of the Majority Interest Fortitude Sale to certain of its Life and Retirement subsidiaries.

Tax Matters

In October 2020, the Southern District of New York dismissed the case for the 1997 tax year related to the disallowance of foreign tax credits associated with cross border financing transactions based upon the settlement reached between AIG and the government. The settlement concluded our ongoing dispute related to the disallowance of foreign tax credits associated with cross border financing transactions for all years and as a result of the settlement, we will be required to make a payment to the U.S. Treasury. The amount we currently expect to pay based on settlement terms is approximately $0.7 billion, including obligations of AIG Parent and subsidiaries. This amount is net of payments previously made with respect to cross border financing transactions from tax years 1997 through 2006 and other matters related to 2006 and prior, including a prepayment of approximately $548 million that AIG made to the U.S. Treasury in June 2020. The amount also includes interest that will become due after review of the interest calculations and will reflect benefits from the application of interest netting which AIG has requested. There remains uncertainty with regard to the amount and timing of any additional payments, which could be made during the first half of 2021.

For additional information regarding this matter see Note 22 to the Consolidated Financial Statements.

AIG | 2020 Form 10-K 145

ITEM 7 | Liquidity and Capital Resources

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

On March 20, 2020, we borrowed $1.3 billion under the Facility to further increase AIG Parent liquidity. On June 9, 2020, we repaid the $1.3 billion borrowed under the Facility in full with interest. As of December 31, 2020, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

December 31, 2020		Payments due by Period
	Total		2022 -	2024 -
(in millions)	Payments	2021	2023	2025	Thereafter
Insurance operations
Loss reserves(a)	$79,356	$22,220	$22,458	$11,586	$23,092
Insurance and investment contract liabilities	293,158	17,563	32,966	32,173	210,456
Borrowings	1,356	238	2	260	856
Interest payments on borrowings	753	50	99	99	505
Operating leases	675	183	233	121	138
Other long-term obligations	2	-	1	-	1
Total	$375,300	$40,254	$55,759	$44,239	$235,048
Other
Borrowings	$26,747	$1,658	$3,400	$4,486	$17,203
Interest payments on borrowings	14,841	1,074	1,893	1,800	10,074
Operating leases	960	50	126	114	670
Other long-term obligations	267	104	123	27	13
Total	$42,815	$2,886	$5,542	$6,427	$27,960
Consolidated
Loss reserves(a)	$79,356	$22,220	$22,458	$11,586	$23,092
Insurance and investment contract liabilities	293,158	17,563	32,966	32,173	210,456
Borrowings(b)	28,103	1,896	3,402	4,746	18,059
Interest payments on borrowings	15,594	1,124	1,992	1,899	10,579
Operating leases(c)	1,635	233	359	235	808
Other long-term obligations(d)	269	104	124	27	14
Total(e)	$418,115	$43,140	$61,301	$50,666	$263,008

(a) Represents loss reserves, undiscounted and gross of reinsurance.

(b) Does not reflect $9.4 billion of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.

(c) The company also procured additional office space via operating lease contracts for which lease commencement will occur in 2021. Future undiscounted obligations stemming from those contracts total $389 million, which excludes the effect of renewal options.

(d) Primarily includes contracts to purchase future services and other capital expenditures.

(e) Does not reflect unrecognized tax benefits of $2.3 billion or the expected payment of $0.7 billion to be made to the U.S. Treasury associated with settlement agreements reached between AIG and the government. There remains uncertainty with regard to the amount and timing of the expected payment, which could be made during the first half of 2021. See Note 22 to the Consolidated Financial Statements for additional information.

146 AIG | 2020 Form 10-K

ITEM 7 | Liquidity and Capital Resources

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

AIG | 2020 Form 10-K 147

ITEM 7 | Liquidity and Capital Resources

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

December 31, 2020		Amount of Commitment Expiring
	Total Amounts		2022 -	2024 -
(in millions)	Committed	2021	2023	2025	Thereafter
Insurance operations
Guarantees:
Standby letters of credit	$147	$140	$-	$-	$7
Guarantees of indebtedness	50	50	-	-	-
All other guarantees(a)	16	16	-	-	-
Commitments:
Investment commitments(b)	7,217	3,419	2,330	1,426	42
Commitments to extend credit	5,062	1,835	2,167	233	827
Letters of credit	3	3	-	-	-
Other commercial commitments	8	3	4	1	-
Total(c)	$12,503	$5,466	$4,501	$1,660	$876
Other
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$74
Standby letters of credit	78	78	-	-	-
All other guarantees	175	175	-	-	-
Commitments:
Investment commitments(b)	88	35	20	33	-
Commitments to extend credit	-	-	-	-	-
Letters of credit	280	10	-	270	-
Other commercial commitments	-	-	-	-	-
Total(c)(e)	$695	$298	$20	$303	$74
Consolidated
Guarantees:
Liquidity facilities(d)	$74	$-	$-	$-	$74
Standby letters of credit	225	218	-	-	7
Guarantees of indebtedness	50	50	-	-	-
All other guarantees(a)	191	191	-	-	-
Commitments:
Investment commitments(b)	7,305	3,454	2,350	1,459	42
Commitments to extend credit	5,062	1,835	2,167	233	827
Letters of credit	283	13	-	270	-
Other commercial commitments	8	3	4	1	-
Total(c)(e)	$13,198	$5,764	$4,521	$1,963	$950

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

(e) Excludes commitments with respect to pension plans. The annual pension contribution for 2021 is expected to be approximately $68 million for U.S. and non-U.S. plans.

148 AIG | 2020 Form 10-K

ITEM 7 | Liquidity and Capital Resources

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

We have recorded liabilities for certain of these arrangements where it is possible to estimate them. These liabilities are not material in the aggregate. We are unable to develop a reasonable estimate of the maximum potential payout under some of these arrangements. Overall, we believe the likelihood that we will have to make any material payments under these arrangements is remote.

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Year Ended December 31, 2020	December 31,		and	Foreign	Other		December 31,
(in millions)	2019	Issuances	Repayments	Exchange	Changes		2020
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$20,467	$4,065	$(1,696)	$195	$37		$23,068
Junior subordinated debt	1,542	-	-	18	1		1,561
AIG Japan Holdings Kabushiki Kaisha	344	-	-	17	-		361
AIGLH notes and bonds payable	282	-	-	-	-		282
AIGLH junior subordinated debt	361	-	-	-	-		361
Validus notes and bonds payable	353	-	-	-	(5)		348
Total AIG general borrowings	23,349	4,065	(1,696)	230	33		25,981
AIG borrowings supported by assets:(a)
Series AIGFP matched notes and bonds payable	21	-	-	-	-		21
GIAs, at fair value	2,003	125	(261)	-	166	(b)	2,033
Notes and bonds payable, at fair value	59	1	(4)	-	8	(b)	64
Total AIG borrowings supported by assets	2,083	126	(265)	-	174		2,118
Total debt issued or guaranteed by AIG	25,432	4,191	(1,961)	230	207		28,099
Other subsidiaries' notes, bonds, loans and
mortgages payable - not guaranteed by AIG	47	5	(48)	-	-		4
Total long-term debt	25,479	4,196	(2,009)	230	207		28,103
Debt of consolidated investment entities - not
guaranteed by AIG(c)	9,871	2,128	(2,783)	36	179	(d)	9,431
Total debt	$35,350	$6,324	$(4,792)	$266	$386		$37,534

(a) AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.4 billion and $1.5 billion at December 31, 2020 and December 31, 2019, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b) Primarily represents adjustments to the fair value of debt.

(c) At December 31, 2020, includes debt of consolidated investment entities related to real estate investments of $3.1 billion, affordable housing partnership investments of $2.3 billion and other securitization vehicles of $4.0 billion. At December 31, 2019, includes debt of consolidated investment entities related to real estate investments of $3.2 billion, affordable housing partnership investments of $2.1 billion and other securitization vehicles of $4.6 billion.

(d) Includes the effect of consolidating previously unconsolidated partnerships.

AIG | 2020 Form 10-K 149

ITEM 7 | Liquidity and Capital Resources

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing long-term debt at December 31, 2020 of AIG for the next four quarters:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in millions)	2021	2021	2021	2021	Total
AIG general borrowings	$1,500	$236	$-	$-	$1,736
AIG borrowings supported by assets	1	68	53	36	158
Other subsidiaries' notes, bonds, loans and mortgages payable	-	1	-	1	2
Total	$1,501	$305	$53	$37	$1,896

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

150 AIG | 2020 Form 10-K

ITEM 7 | Liquidity and Capital Resources

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

In the event of a downgrade of AIG’s long-term senior debt ratings, AIG Financial Products Corp. and related subsidiaries (collectively AIGFP) and certain other AIG entities would be required to post additional collateral under some derivative and other transactions, or certain of the counterparties of AIGFP or of such other AIG entities would be permitted to terminate such transactions early.

The actual amount of collateral that we would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade.

For a discussion of the effects of downgrades in our credit ratings see Note 11 to the Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit.

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

For a discussion of the effects of downgrades in our financial strength ratings see Note 11 to the Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit.

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

AIG | 2020 Form 10-K 151

ITEM 7 | Liquidity and Capital Resources

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources see Part 1. Item 1. Business – Regulation and Item 1A. Risk Factors – Regulation.

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

On February 16, 2021, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 30, 2021 to shareholders of record on March 16, 2021.

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

On February 16, 2021, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on March 15, 2021 to holders of record on February 26, 2021.

The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 17 to the Consolidated Financial Statements.

Repurchases of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. As of February 18, 2021, $1.4 billion remained under the authorization.

During the first quarter of 2020, we repurchased approximately 12 million shares of AIG Common Stock for an aggregate purchase price of $500 million under an ASR agreement executed in February 2020 with a third-party financial institution. We did not repurchase any shares of AIG Common Stock during the second, third or fourth quarters of 2020. In January 2021, we repurchased approximately $92 million of additional shares of AIG Common Stock pursuant to an Exchange Act Rule 10b5-1 repurchase plan.

Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through the Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 17 to the Consolidated Financial Statements.

Dividend Restrictions

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities.

For a discussion of restrictions on payments of dividends by our subsidiaries see Note 19 to the Consolidated Financial Statements.

152 AIG | 2020 Form 10-K

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

Overview

We have an integrated process for managing risks throughout our organization in accordance with our firm-wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management Department supervises and integrates the risk management functions in each of our business units, providing senior management with a consolidated view of AIG’s major risk positions. Within each business unit, senior leaders and executives approve targeted risk tolerances within the framework provided by ERM. ERM supports our businesses and management by embedding risk management in our key day-to-day business processes and in identifying, assessing, quantifying, monitoring, reporting, and mitigating the risks taken by our businesses and AIG overall. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur.

AIG employs a Three Lines of Defense model. AIG’s business leaders assume full accountability for the risks and controls in their operating units, and ERM performs a review, challenge and oversight function. The third line consists of our Internal Audit Group that provides independent assurance for AIG’s Board.

Risk Governance Structure

Our risk governance structure fosters the development and maintenance of a risk and control culture that encompasses all significant risk categories impacting our lines of business and functions. Accountability for the implementation of risk policies is aligned with individual corporate executives, with the risk committees receiving regular reports regarding compliance with each policy to support risk governance at our corporate level as well as in each business unit. We review our governance and committee structure on a regular basis and make changes as appropriate to continue to effectively manage and govern both our risks and risk-taking activities.

Our Board of Directors oversees the management of risk through its Risk and Capital Committee (RCC) and Audit Committee. These committees regularly interact with other committees of the Board of Directors which are further described below. Our Chief Risk Officer (CRO) reports to both the RCC and our President and Global Chief Operating Officer.

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

Business Unit Risk Committees: Each of our major insurance businesses have established a risk committee that serves as the senior management committee responsible for risk oversight at the individual business unit level. The risk committees are responsible for the identification, assessment and monitoring of all sources of risk within their respective portfolios. Specific responsibilities include setting risk tolerances or limits, reviewing the capital allocation framework, insurance portfolio optimization, decisions with material impact on the risk profile and providing oversight of risk-adjusted metrics. In performing these responsibilities, the business unit risk committees may leverage input provided by other business unit committees and working groups.

AIG | 2020 Form 10-K 153

ITEM 7 | Enterprise Risk Management

In addition to the above, where needed and appropriate, there are risk committees at the legal entity level that support the Business Unit Risk Committees in executing their duties. These duties include ensuring policies are adhered to and transactions are within the AIG risk appetite and have appropriate operational controls or plans for establishing such controls within a reasonable amount of time, as well as ensuring appropriate risk governance at the legal entity level.

Risk and Capital Committee (RCC)
Group Risk Committee (GRC)
Financial Risk Group (FRG)
Business Unit Risk Committees
(General Insurance, Life and Retirement)
Legal Entity Risk Committees

Risk Appetite, Limits, Identification and Measurement

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

We articulate our aggregate risk-taking by setting risk tolerances and thresholds on capital and liquidity measures. These measures are set at the AIG Parent level as well as the legal entity level and cover consolidated and insurance company capital and liquidity ratios. We must comply with standards for capital adequacy and maintain sufficient liquidity to meet all our obligations as they come due in accordance with our capital management and liquidity management policies. Our risk tolerances take into consideration regulatory requirements, rating agency expectations, and business needs. The GRC routinely reviews the level of risk taken by the consolidated organization in relation to the established risk tolerances. A consolidated risk report is also presented periodically to the RCC by our CRO.

154 AIG | 2020 Form 10-K

ITEM 7 | Enterprise Risk Management

Risk Limits

A key component of our Risk Appetite Framework is having a process in place that establishes and maintains appropriate tolerances and limits on the material risks identified for our core businesses and facilitates the monitoring and meeting of both internal and external stakeholder expectations. Framework objectives include:

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

To support the monitoring and management of AIG’s and its business units’ material risks, ERM has an established limits framework that employs a three-tiered hierarchy:

• Board-level risk tolerances are AIG’s aggregate consolidated capital and parent liquidity limits. They define the minimum level of consolidated capital and parent liquidity that we should maintain. These board-level risk tolerances are approved by the Board and monitored by the RCC.

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

• Business unit and legal entity level limits are set to address key risks identified for the business unit and legal entities, protect capital and liquidity at legal entities and/or meet legal entity specific requirements of regulators and rating agencies. These limits are defined by the business unit and legal entity risk officers.

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

We employ various approaches to measure, monitor and manage risk exposures, including the utilization of a variety of metrics and early warning indicators. We use a proprietary internal capital and stress testing framework to measure our quantifiable risks.

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

AIG | 2020 Form 10-K 155

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
Credit Reserving

including but not limited to development of a proper framework, policies and procedures for establishing accurate identification of (i) reserves for credit losses and (ii) other-than-temporary impairments for securities portfolios

156 AIG | 2020 Form 10-K

ITEM 7 | Enterprise Risk Management

Market Risk Management

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

AIG | 2020 Form 10-K 157

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

158 AIG | 2020 Form 10-K

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

• a 20 percent immediate and simultaneous decrease in world-wide equity markets.

Scenarios may also utilize a stochastic framework to arrive at a probability distribution of losses.

Stress testing

a special form of scenario analysis in which the scenarios are designed to lead to a material adverse outcome is tailored to single-factor exposure and comprehensive stress scenarios that cover multiple risk factors. Stress testing analysis includes evaluation of exposures to instantaneous market shocks as well as to adverse market developments over forward time horizons

• the stock market crash of October 1987 or the widening of yields or spreads of RMBS or CMBS during 2008.

AIG | 2020 Form 10-K 159

ITEM 7 | Enterprise Risk Management

Market Risk Sensitivities

The following table provides estimates of sensitivity to changes in yield curves, equity prices and foreign currency exchange rates on our financial instruments and excludes approximately $174.2 billion and $169.4 billion as of December 31, 2020 and December 31, 2019, respectively, of insurance liabilities. AIG believes that the interest rate sensitivities of these insurance and other liabilities serve as an offset to the net interest rate risk of the financial assets presented in the table below. In addition, the table excludes $39.9 billion of interest rate sensitive assets and $1.5 billion of equity and alternative investments supporting the Fortitude Re funds withheld arrangements as the contractual returns related to the assets are transferred to Fortitude Re, as well as $43.1 billion of related funds withheld payables.

	Balance Sheet Exposure				Economic Effect
	December 31,		December 31,		December 31,	December 31,
(dollars in millions)	2020		2019		2020	2019
Sensitivity factor					100 bps parallel increase in all yield curves
Interest rate sensitive assets:
Fixed maturity securities	$239,694		$255,743		$(15,325)	$(16,644)
Mortgage and other loans receivable(a)	38,490		43,441		(1,973)	(2,385)
Derivatives:
Interest rate contracts	201		451		(1,895)	(1,530)
Equity contracts	907		630		(392)	(360)
Other contracts	(125)		(64)		32	28
Total interest rate sensitive assets	$279,167	(b)	$300,201	(b)	$(19,553)	$(20,891)
Interest rate sensitive liabilities:
Policyholder contract deposits:
Investment-type contracts(a)	$(128,204)		$(126,137)		$10,857	$8,553
Variable annuity and other embedded
derivatives	(9,797)		(6,909)		2,675	2,118
Long-term debt(a) (c)	(26,747)		(24,092)		2,568	2,127
Total interest rate sensitive liabilities	$(164,748)		$(157,138)		$16,100	$12,798
Sensitivity factor					20% decline in stock prices and
					alternative investments
Derivatives:
Equity contracts(d)	$908		$630		$440	$426
Equity and alternative investments:
Real estate investments	7,572		8,491		(1,514)	(1,698)
Private equity	6,294		5,531		(1,259)	(1,106)
Hedge funds	2,110		3,314		(422)	(663)
Common equity	1,042		827		(208)	(165)
Other investments	912		913		(182)	(183)
Total derivatives, equity and alternative
investments	$18,838		$19,706		$(3,145)	$(3,389)

Policyholder contract deposits:
Variable annuity and other
embedded derivatives(d)	$(9,797)		$(6,909)		$(59)	$(215)
Total liability	$(9,797)		$(6,909)		$(59)	$(215)
Sensitivity factor					10% depreciation of all foreign currency
					exchange rates against the U.S. dollar
Foreign currency-denominated net
asset position:
Great Britain pound	$1,281		$1,812		$(128)	$(181)
Canada dollar	762		273		(76)	(27)
EURO	567		253		(57)	(25)
All other foreign currencies	1,451		1,591		(145)	(160)
Total foreign currency-denominated net
asset position(e)	$4,061		$3,929		$(406)	$(393)

160 AIG | 2020 Form 10-K

ITEM 7 | Enterprise Risk Management

(a) The economic effect is the difference between the estimated fair value and the effect of a 100 bps parallel increase in all yield curves on the estimated fair value. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Long-term debt were $45,146 million, $144,571 million and $31,175 million at December 31, 2020, respectively. The estimated fair values for Mortgage and other loans receivable, Policyholder contract deposits (Investment-type contracts) and Long-term debt were $43,783 million, $133,246 million and $26,427 million at December 31, 2019, respectively.

(b) At December 31, 2020, the analysis covered $279.2 billion of $324.0 billion interest-rate sensitive assets. As indicated above, excluded were $36.2 billion and $3.6 billion of fixed maturity securities and loans, respectively, supporting the Fortitude Re funds withheld arrangements. In addition, $3.4 billion of loans and $1.6 billion of assets across various asset categories were excluded due to modeling limitations. At December 31, 2019, the analysis covered $300.2 billion of $306.3 billion interest-rate sensitive assets. Excluded were $3.5 billion of loans. In addition, $2.6 billion of assets across various asset categories were excluded due to modeling limitations.

(c) At December 31, 2020, the analysis excluded $643 million of AIGLH borrowings, $348 million of Validus borrowings, $4 million of borrowings from Glatfelter and $361 million of AIG Japan Holdings loans. At December 31, 2019, the analysis excluded $643 million of AIGLH borrowings, $353 million of Validus borrowings, $47 million of borrowings from Glatfelter and $344 million of AIG Japan Holdings loans.

(d) The balance sheet exposures for equity contracts and variable annuity and other embedded derivatives are also reflected under “Interest rate sensitive liabilities” above, and are not additive.

(e) The majority of the foreign currency exposure is reported on a one quarter lag.

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

Our foreign currency-denominated net asset position at December 31, 2020 increased by $0.1 billion compared to December 31, 2019. The increase was primarily due to an increase in our Canadian dollar position, due to exposure management actions in the US Pool, coupled with a decrease in our British pound position, primarily as a result of debt hedges unwind, as well as an increase in the Euro position, largely due to hedging activity.

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

For further information on our three-tiered hierarchy of limits see Risk Appetite, Limits, Identification and Measurement – Risk Limits.

AIG | 2020 Form 10-K 161

ITEM 7 | Enterprise Risk Management

Liquidity Risk Management

Overview

Liquidity risk is defined as the risk that our financial condition will be adversely affected by the inability or perceived inability to meet our short-term cash, collateral or other financial obligations as they come due. Failure to appropriately manage liquidity risk can result in insolvency, reduced operating flexibility, increased costs, reputational harm and regulatory action.

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

Governance

Liquidity risk is overseen at the corporate level within ERM. The CRO has responsibility for the oversight of the Liquidity Risk Management Framework and delegates the day-to-day implementation of this framework to the AIG Treasurer. Our treasury function manages liquidity risk, subject to ERM oversight and various control processes.

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

Our Liquidity Risk Management Framework includes liquidity and funding policies and monitoring tools to address AIG-specific, broader industry and market-related liquidity events.

Risk Identification

The following sources of liquidity and funding risks could impact our ability to meet short-term financial obligations as they come due.

Market/Monetization Risk

Assets may not be readily transformed into cash due to unfavorable market conditions. Market liquidity risk may limit our ability to sell assets at reasonable values or necessary volumes to meet liquidity needs.

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

162 AIG | 2020 Form 10-K

ITEM 7 | Enterprise Risk Management

We use a number of approaches to measure our liquidity risk exposure, including:

Minimum Liquidity Limits	Minimum Liquidity Limits specify the amount of asset liquidity required to be maintained in order to meet obligations as they arise over a specified time horizon under stressed liquidity conditions.
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

AIG | 2020 Form 10-K 163

ITEM 7 | Enterprise Risk Management

ORM, working together with other control and assurance functions (e.g., Compliance, Financial Controls Unit / Sarbanes Oxley, Global Business Continuity, and Internal Audit) through the risk and control framework, provides an independent view of operational risks for each business, and works with the business unit and corporate function CRO and Owner of the Control Agenda (OCA). The OCA’s responsibilities include coordinating identification, assessment, control and mitigation of risks to the operating environment and promoting awareness to facilitate implementation of the above programs. This includes coverage of operational risks related to core insurance activities, corporate functions, investing, model risk, technology, third-party providers, as well as compliance and regulatory matters. Based on the results of the risk identification and assessment efforts above, business leaders are accountable for tracking and remediating identified issues in line with our risk-monitoring procedures. Governance committees support these efforts and promote transparency enabling improved management decision making.

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

Cybersecurity Risk

Cybersecurity risk is an important, constant, and evolving focus for AIG and the insurance and financial services industries in general. The goal of unauthorized parties, using a variety of attack methods, is to gain access to AIG’s data and systems to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. One such example, is the increased sophistication and activities of unauthorized parties using phishing in an attempt to access our and our service providers’ systems, usually in an effort to obtain sensitive information, which is an ever-present and increasing attack vector against AIG and our service providers. Cybersecurity risks may also derive from unintentional human error or intentional malice on the part of AIG employees or third parties who have authorized access to AIG’s systems or information.

ERM works closely with and supports the risk management practices of Information Technology, the Information Security Office and the business units and functions that form the lines of defense against the cybersecurity risks that we face. This includes the risks that emerge as a result of the execution of our business strategies and our corresponding exposure to new products, clients, service providers, industry segments and regions. AIG seeks to mitigate these risks through initiatives such as investments in technological infrastructure, education and training for employees and vendors, and monitoring of industry developments. As part of our overarching cybersecurity strategy, ERM monitors and assesses the programs designed to remediate our exposures and enhance our systems and applications security.

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

164 AIG | 2020 Form 10-K

ITEM 7 | Enterprise Risk Management

Insurance Risks

Overview

Insurance risk is defined as the risk of actual claims experience and/or policyholder behavior being materially different than initially expected at the inception of an insurance contract. Uncertainties related to insurance risk can lead to deviations in magnitude and/or timing of prospective cash flows associated with our liabilities compared to what we expected.

Except as described above, we manage our business risk oversight activities through our insurance operations. A primary goal in managing our insurance operations is to achieve an acceptable risk-adjusted return on equity. To achieve this goal, we must be disciplined in risk selection, premium adequacy, and appropriate terms and conditions to cover the risk accepted.

We operate our insurance businesses on a global basis, and we are exposed to a wide variety of risks with different time horizons. We manage these risks throughout the organization, both centrally and locally, through a number of processes and procedures, including, but not limited to:

• pricing and risk selection models including regular monitoring;

• pricing approval processes;

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

• management of relationship between assets and liabilities, including hedging;

• model risk management and validation processes; and

• experience monitoring and assumption updates.

We closely manage insurance risk by monitoring and controlling the nature and geographic location of the risks in each underwritten line of business, concentrations in industries, the terms and conditions of the underwriting and the premiums we charge for taking on the risk. We analyze concentrations of risks using various modeling techniques, including both probability distributions (stochastic) and/or single-point estimates (deterministic) approaches.

Governance

Insurance risks are monitored at the business unit level and overseen by the business unit’s chief risk officer. As part of our established governance practices, key decisions and considerations related to insurance risks can, and in certain instances, must be raised and deferred for discussion and consideration to the business unit’s risk committees that are chaired by the business unit’s chief risk officer. In addition, in some business units, pricing committees review insurance risk considerations associated with pricing of new insurance products. The insurance risk oversight framework includes the following key components:

• articulation of risk appetite by line of business that integrates strategy, financial objectives and capital resources;

• written policies that define the rules for our insurance risk-taking activities;

• a limit / threshold framework focused on key insurance risks that aligns with our Board-approved risk appetite statement;

• clearly defined authorities for all individuals and committee roles and responsibilities related to insurance risk management; and

• identification of client segments that meet our selection criteria and a focus on distribution channels that target these customers.

AIG | 2020 Form 10-K 165

ITEM 7 | Enterprise Risk Management

Risk Identification

• General Insurance companies – risks covered include property, casualty, fidelity/surety, accident and health, aviation, mortgage insurance, professional liability, cyber and management liability. We manage risks in the General Insurance business through aggregations and limitations of concentrations at multiple levels: policy, line of business, geography, industry and legal entity.

• Life and Retirement companies – risks include mortality and morbidity in the individual and group life insurance and health coverage products, longevity risk in the individual retirement, group retirement and institutional markets products, and policyholder behavior across all product lines. We manage risks through product design, sound medical and non-medical underwriting and at times hedging instruments in the market.

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

Stochastic methods. Stochastic methods are used to measure and monitor risks including natural catastrophe, reserve and premium risk. We develop probabilistic estimates of risk based on our exposures, historical observed volatility or industry-recognized models in the case of catastrophe risk. In addition, stochastic methods are used to measure risks of impacts of policyholder behavior on values of options and guarantees offered across annuity and life insurance products.

Scenario analysis. Scenario or deterministic analysis is used to measure and monitor risks such as terrorism and pandemic or to estimate losses due to man-made catastrophic scenarios.

Experience studies. Ongoing assessment of mortality, longevity, morbidity and policyholder behavior experience relative to that assumed in pricing and valuation and that experienced in the general market.

Additionally, there are risk-specific assessment tools in place to better manage the variety of insurance risks to which we are exposed.

We monitor concentrations of exposure through insurance limits and thresholds aggregated along dimensions such as geography, industry, or counterparty.

The risk monitoring responsibilities of the business units include ensuring compliance with insurance risk limits and escalation and remediation of limit breaches. Such activities are reported to management by all business units for informative decision-making on a regular basis. This monitoring approach is aligned with our overall risk limits framework. Risk limits have a consistent framework used across AIG, its business units, and legal entities.

For further information on our three-tiered hierarchy of limits see Risk Appetite, Limits, Identification and Measurement – Risk Limits.

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

166 AIG | 2020 Form 10-K

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

We use third-party catastrophe risk models and other tools to evaluate and simulate frequency and severity of catastrophic events and associated losses to our portfolios of exposures. We apply adjustments to modeled losses to account for loss adjustment expenses, model biases, data quality and non-modeled risks.

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

The table below details our modeled estimates of PML, net of reinsurance, on an annual aggregate basis. The 1-in-100 and 1-in-250 PMLs are the annual aggregate probable maximum losses with probability of 1 percent and 0.4 percent in a year, respectively. Estimates as of December 31, 2020 reflect our in-force portfolio for exposures as of October 1, 2020 and all inuring reinsurance covers as of December 31, 2020, except for the catastrophe reinsurance programs, which are as of January 1, 2021.

AIG | 2020 Form 10-K 167

ITEM 7 | Enterprise Risk Management

The following table presents an overview of annual aggregate modeled losses for world-wide all perils and exposures arising from our largest primarily modeled perils:

At December 31, 2020	Net of	Net of	Percent of Total
(in millions)	Reinsurance	Reinsurance, After Tax(f)	Shareholder Equity
Exposures:
World-wide all peril (1-in-250)(a)	$4,901	$3,872	5.8%
U.S. Hurricane (1-in-100)(b)	1,310	1,035	1.6
U.S. Earthquake (1-in-250)(c)	1,240	980	1.5
Japanese Typhoon (1-in-100)(d)	563	445	0.7
Japanese Earthquake (1-in-250)(e)	608	481	0.7

(a) The world-wide all peril loss estimate includes wildfire exposure.

(b) The U.S. hurricane loss estimate includes losses to Commercial and Personal Property from hurricane hazards of wind and storm surge.

(c) The U.S. earthquake loss estimates represent exposure to Commercial and Personal Property, Workers’ Compensation (U.S.) and A&H business lines.

(d) Japan Typhoon loss estimate represents exposure to Commercial and Personal Property.

(e) Japan Earthquake loss estimate represents exposure to Commercial and Personal Property and A&H business lines.

(f) Taxed at the statutory tax rate of 21 percent for both the U.S. and Japanese modeled losses. The majority of Japan exposures are ceded to our U.S. Pool.

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

Our 2021 property catastrophe reinsurance program is a worldwide program providing both aggregate and per occurrence protection, with differing per occurrence and aggregate attachment points for North America, Japan, and Rest of World (for these purposes, Hawaii is included in Rest of World and Mexico and the Caribbean are included in North America). The program includes $2.05 billion of aggregate limit that is shared across the regional towers.

Our coverage for North America includes:

• $1.275 billion of per occurrence protection covering our U.S and Caribbean personal lines business, with varying attachment points in specific geographies ranging from $50 million to $150 million

• Per occurrence protection of up to $1 billion excess of $200 million (or excess $500 million for Southeast US and Gulf State Named Storm losses), primarily covering commercial exposures but also personal lines exposures not covered by the above personal lines protection

• Aggregate protection utilizing the $2.05 billion of shared limit attaching excess $500 million with per occurrence deductibles of $25 million, $50 million or $75 million, depending on region/event, primarily covering commercial exposures

Our coverage for exposure outside North America includes:

• Japan per occurrence coverage of $550 million excess of $200 million and includes both personal and commercial exposure

• Rest of World per occurrence coverage of $300 million excess of $100 million, including both personal and commercial exposure

• Rest of World and Japan $2.05 billion of aggregate shared limit attaching excess of $160 million and $250 million, respectively, with per occurrence deductibles of $20 million

Although the shared limit coverage for North America, Japan and Rest of World has varying retentions per region, the maximum aggregate retention globally, after the impact of the per occurrence deductibles, is $750 million for 2021.

We have also purchased property per risk covers that provide protection against large losses globally, which include those emanating from non-critical catastrophe events (all events except for named windstorm and earthquake) globally as well as critical catastrophe events (named windstorm and earthquake) outside North America.

For Validus Re, our catastrophe protection comes from a variety of reinsurance protections but is largely providing $475 million of limit excess $300 million of retention from world-wide exposure via an aggregate excess of loss cover with an additional $450 million of limit excess $700 million via the Tailwind Re Cat Bond for U.S., Puerto Rico and Canada named storm losses.

168 AIG | 2020 Form 10-K

ITEM 7 | Enterprise Risk Management

Actual results in any period are likely to vary, perhaps materially, from the modeled scenarios. The occurrence of one or more severe events could have a material adverse effect on our financial condition, results of operations and liquidity.

For additional information see also Item 1A. Risk Factors – Reserves and Exposures.

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

Our largest terrorism concentrations are in New York City, and estimated losses are largely driven by the Property and Workers’ Compensation lines of business. At our largest exposure location, modeled losses for a five-ton bomb attack net of the TRIPRA and reinsurance recoveries are estimated to be $1.7 billion based on the exposures as of October 1, 2020.

Our exposure to terrorism risk in the U.S. is mitigated by TRIPRA in addition to limited private reinsurance protections. TRIPRA covers terrorist attacks within the United States or U.S. missions and against certain U.S. carriers or vessels and excludes certain lines of business as specified by applicable law. In 2020, TRIPRA covers 80 percent of insured losses above a deductible. The current estimate of our deductible is approximately $1.8 billion for 2020.

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

Life and Retirement Companies’ Key Risks

We manage risk through product design, experience monitoring, pricing and underwriting discipline, risk limits and thresholds, reinsurance and active monitoring and management of the alignment between risk and cash flow profiles of assets and liabilities, and hedging instruments.

For Life and Retirement companies, risks include the following:

• Longevity risk – represents the risk of an increase in liabilities associated with an insurance product, e.g. an annuity policy or a payout benefit as a result of actual mortality experience being lower than the expected mortality experience. This risk could arise from medical advancement and longer-term societal health changes. This risk exists in a number of our product lines but is most significant for our annuity products.

• Morbidity risk – represents the risk arising from actual morbidity (e.g. illness, disability or disease) incidence rate being higher than expected or the length of the claims extending longer than expected resulting in a higher overall benefit payout. This risk could arise from longer-term adverse societal health changes or from medical advances in detection and treatment for various diseases and medical conditions resulting in higher claims. This risk exists in a number of our product lines such as accident and health and long-term care businesses which for the most part are in run-off, and ceded to Fortitude Re and the U.S. group benefits which AIG has exited.

• Mortality (including Pandemic) risk – represents the risk of unexpected loss arising from current actual mortality experience being higher than expected mortality experience. This risk could arise from pandemics or other events, including longer-term societal changes or slower emergence of mortality improvements that cause higher-than-expected current mortality rates. This risk exists in a number of our product lines, but is most significant for our life insurance products.

• Policyholder behavior risk (including full and partial surrender/lapses) – represents the risk that actual policyholder behavior differs from expected behavior in a manner that has an adverse effect on our operating results. There are many related assumptions made when products are sold, including how long the contracts will persist and other assumptions which impact the expected utilization of contract benefits, options and guarantees. Actual experience can vary significantly from these assumptions. This risk is impacted by a number of factors including changes in market conditions, especially changes in the levels of yields, equity prices, tax law, regulations, competitive landscape and policyholder preferences. This risk exists in many of our product lines, but most notably within the individual annuity and life portfolio of business.

AIG | 2020 Form 10-K 169

ITEM 7 | Enterprise Risk Management

The emergence of significant adverse experience compared to the experience we expected and priced for could require an adjustment to benefit reserves and/or DAC, which could have a material adverse effect on our consolidated financial results of operations for a particular period.

For additional discussion of the impact of actual and expected experience on DAC and benefit reserves see Critical Accounting Estimates – Future Policy Benefits for Life and Accident and Health Insurance Contracts and Critical Accounting Estimates – Guaranteed Benefit Features of Variable Annuity Products. For additional discussion of business risks see Item 1A. Risk Factors – Business and Operations.

Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs

Our Individual and Group Retirement businesses offer variable and index annuity products with guaranteed living benefit (GLB) riders that guarantee a certain level of lifetime income. Variable and certain index annuity GLBs are accounted for as embedded derivatives measured at fair value, with changes in the fair value recorded in Other realized capital gains (losses). GLB features subject the Life and Retirement companies to market risk, including exposure to changes in levels of interest rates, equity prices, credit spreads and market volatility.

Product design is the first step in managing our exposure to these market risks. Risk mitigation features of our variable annuity product designs include GLB rider fees indexed to an equity market volatility index, which can provide additional fee assessments in periods of increased market volatility, required minimum allocations to fixed accounts to reduce overall equity exposure, and for some of the variable annuity products, the utilization of volatility control funds, which have an ability to adjust equity exposures in these funds in response to changes in market volatility, even under sudden or extreme market movements.

We utilize asset liability management and hedging programs to manage economic exposure to market risks that are not fully mitigated through product designs. Our hedging program is designed to offset certain changes in the economic value of embedded derivatives associated with our variable annuity, index annuity and index universal life liabilities, within established thresholds. The hedging program is designed to provide additional protection against large and combined movements in levels of interest rates, equity prices, credit spreads and market volatility under multiple scenarios.

Our hedging program utilizes an economic hedge target, which represents our estimate of the underlying economic risks in the embedded derivatives. For example, for variable annuity GLBs, the hedge targets are calculated as a difference between present value of the future expected benefit payments for the GLB and the present value of future GLB rider fees, with present values determined over numerous equally weighted stochastic scenarios. This stochastic projection method uses best estimate assumptions for policyholder behavior (including mortality, lapses, withdrawals and benefit utilization) in conjunction with market scenarios calibrated to observable equity and interest rate option prices. Policyholder behaviors are regularly monitored to compare current assumptions to actual experience and, if appropriate, changes are made to the policyholder behavior assumptions. The risk of changes in policyholder behavior is not explicitly hedged, and such differences between expected and actual policyholder behaviors will result in hedge ineffectiveness.

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

In designing the hedging portfolio for our variable annuity hedging program, we make assumptions and projections about the future performance of the underlying mutual funds. We use these assumptions to project future policy level account value changes. We map the mutual funds to a set of publicly traded indices that we believe best represent the liability to be hedged. Basis risk exists due to the variance between fund returns projected under these assumptions and actual fund returns, which may result in variances between changes in the value of the hedging portfolio and changes in the economic value of the hedge target. Net hedge results and the associated cost of hedging are also impacted by differences between realized volatility and implied volatility.

170 AIG | 2020 Form 10-K

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

Our hedging programs utilize various derivative instruments, including but not limited to equity options, futures contracts, interest rate swaps and swaptions, as well as other hedging instruments. In addition, within the variable annuities hedging program, we purchase certain fixed income securities. To minimize counterparty credit risk, the majority of the derivative instruments utilized within the hedging programs are cleared through global exchanges. Over the counter derivatives utilized within the hedging programs are highly collateralized.

The hedging programs are monitored on a daily basis to ensure that the economic hedge targets and the associated derivative portfolios are within the threshold limits, pursuant to the approved hedging strategies. Daily risk monitoring verifies that the net risk exposures are within the approved net risk exposure threshold limits. In addition, monthly stress tests are performed to determine the program’s effectiveness relative to the applicable limits, under an array of combined severe market stresses in equity prices, interest rates, volatility and credit spreads. Finally, hedging strategies are reviewed regularly to gauge their effectiveness and continued applicability in managing our market exposures in the context of our overall risk appetite.

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

AIG | 2020 Form 10-K 171

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

• Ceded reserves for unearned premiums.

• Life and Annuity reinsurance recoverables (ceded policy and claim reserves and policyholder contract deposits).

At December 31, 2020, total reinsurance recoverable assets were $73.5 billion. These assets include general reinsurance paid losses recoverable of $2.8 billion, ceded loss reserves of $34.5 billion including reserves for IBNR claims, and ceded reserves for unearned premiums of $4.1 billion, as well as life reinsurance recoverable of $32.1 billion. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years. These methods are continually reviewed and updated by management. Any adjustments are reflected in income. We believe that the amount recorded for ceded loss reserves at December 31, 2020 reflects a reasonable estimate of the ultimate losses recoverable. Actual losses may, however, differ from the reserves currently ceded.

The Reinsurance Credit Department (RCD) conducts periodic detailed assessments of the financial strength and condition of current and potential reinsurers, both foreign and domestic. The RCD monitors both the financial condition of reinsurers as well as the total reinsurance recoverable ceded to reinsurers, and sets limits with regard to the amount and type of exposure we are willing to take with reinsurers. As part of these assessments, we attempt to identify whether a reinsurer is appropriately licensed, assess its financial capacity and liquidity, and evaluate the local economic and financial environment in which a foreign reinsurer operates. The RCD reviews the nature of the risks ceded and the need for measures, including collateral to mitigate credit risk. For example, in our treaty reinsurance contracts, we frequently include provisions that require a reinsurer to post collateral or use other measures to reduce exposure when a referenced event occurs. Furthermore, we limit our unsecured exposure to reinsurers through the use of credit triggers such as insurer financial strength rating downgrades, declines in regulatory capital, or relevant RBC ratios fall below certain levels. We also set maximum limits for reinsurance recoverable exposure, which in some cases is the recoverable amount plus an estimate of the maximum potential exposure from unexpected events for a reinsurer. In addition, credit executives within ERM review reinsurer exposures and credit limits and approve reinsurer credit limits above specified levels. Finally, even where we conclude that uncollateralized credit risk is acceptable, we require collateral from active reinsurance counterparties where it is necessary for our subsidiaries to recognize the reinsurance recoverable assets for statutory accounting purposes. At December 31, 2020, we held $79.4 billion of collateral, in the form of funds withheld, securities in reinsurance trust accounts and/or irrevocable letters of credit, in support of reinsurance recoverable assets from unaffiliated reinsurers.

The following table presents information for each reinsurer representing in excess of five percent of our total reinsurance recoverable assets:

At December 31, 2020		A.M.	Gross		Percent of		Uncollateralized
	S&P	Best	Reinsurance		Reinsurance	Collateral	Reinsurance
(in millions)	Rating(a)	Rating(a)	Assets		Assets(b)	Held(c)	Assets
Reinsurer:
Fortitude Re	NR	NR	$34,578		47.0%	$34,578	$-
Berkshire Hathaway Group of Companies	AA+	A++	$15,397	(d)	20.9%	$15,226	$171
Swiss Reinsurance Group of Companies	AA-	A+	$4,066		5.5%	$1,592	$2,474

(a) The financial strength ratings reflect the ratings of the various reinsurance subsidiaries of the companies listed as of January 20, 2021.

(b) Total reinsurance assets include both Property Casualty and Life and Retirement reinsurance recoverable.

(c) Excludes collateral held in excess of recoverable balances.

(d) Includes $13.8 billion recoverable under the 2011 retroactive asbestos reinsurance transaction and the 2017 adverse development reinsurance agreement.

At December 31, 2020, we had no significant reinsurance recoverable due from any individual reinsurer that was financially troubled. Reduced profitability associated with lower interest rates, market volatility and catastrophe losses (including COVID-19), could potentially result in reduced capacity or rating downgrades for some reinsurers. The RCD, in conjunction with the credit executives within ERM, reviews these developments, monitors compliance with credit triggers that may require the reinsurer to post collateral, and seeks to use other appropriate means to mitigate any material risks arising from these developments.

For further discussion of reinsurance recoverable see Critical Accounting Estimates – Reinsurance Recoverable.
172 AIG | 2020 Form 10-K

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

The fair value of our interest rate, currency, credit, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts reported as a component of Other assets, was approximately $0.8 billion at both December 31, 2020 and December 31, 2019. Where applicable, these amounts have been determined in accordance with the respective master netting agreements.

The following table presents the fair value of our derivatives portfolios in asset positions by internal counterparty credit rating:

At December 31,
(in millions)	2020	2019
Rating:
AAA	$8	$45
AA	12	19
A	130	145
BBB	601	553
Below investment grade*	23	31
Total	$774	$793

* Below investment grade includes not rated.

For additional discussion related to derivative transactions see Note 11 to the Consolidated Financial Statements.

AIG | 2020 Form 10-K 173

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

Adjusted revenues exclude Net realized capital gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes) and changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes). Adjusted revenues is a GAAP measure for our segments.

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

Book value per common share, excluding accumulated other comprehensive income (AOCI) adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets and deferred tax assets (DTA) (Adjusted book value per common share) is a non-GAAP measure and is used to show the amount of our net worth on a per-common share basis. Adjusted book value per common share is derived by dividing total AIG common shareholders’ equity, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re’s Funds Withheld Assets and DTA (Adjusted Common Shareholders’ Equity), by total common shares outstanding.

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

174 AIG | 2020 Form 10-K

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

AIG | 2020 Form 10-K 175

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

176 AIG | 2020 Form 10-K

Acronyms

Acronyms

A&H Accident and Health Insurance	GMWB Guaranteed Minimum Withdrawal Benefits
ABS Asset-Backed Securities	ISDA International Swaps and Derivatives Association, Inc.
APTI Adjusted pre-tax income	Moody's Moody's Investors’ Service Inc.
AUM Assets Under Management	NAIC National Association of Insurance Commissioners
CDO Collateralized Debt Obligations	NM Not Meaningful
CDS Credit Default Swap	OTC Over-the-Counter
CMA Capital Maintenance Agreement	OTTI Other-Than-Temporary Impairment
CMBS Commercial Mortgage-Backed Securities	RMBS Residential Mortgage-Backed Securities
EGPs Estimated gross profits	S&P Standard & Poor’s Financial Services LLC
FASB Financial Accounting Standards Board	SEC Securities and Exchange Commission
FRBNY Federal Reserve Bank of New York	URR Unearned revenue reserve
GAAP Accounting principles generally accepted in the United States of America	VIE Variable Interest Entity
GMDB Guaranteed Minimum Death Benefits

AIG | 2020 Form 10-K 177

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk

ITEM 7A | Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth in the Enterprise Risk Management section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

178 AIG | 2020 Form 10-K

Part II

ITEM 8 | Financial Statements and Supplementary Data

American International Group, Inc.

Reference to Financial Statements and Schedules

AIG | 2020 Form 10-K 179

ITEM 8 | Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American International Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American International Group, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

180 AIG | 2020 Form 10-K

ITEM 8 | Report of Independent Registered Public Accounting Firm

Valuation of Certain Level 3 Fixed Maturity Securities

As described in Note 5 to the consolidated financial statements, as of December 31, 2020, the total fair value of the Company’s level 3 fixed maturity securities, including bonds available for sale and other bond securities, was $29.6 billion, comprised of residential mortgage backed securities, commercial mortgage backed securities, collateralized debt obligations, other asset-backed securities, and fixed maturity securities issued by corporations (including private placements), municipalities, and other governmental agencies. As the volume or level of market activity for these securities is limited, management determines fair value either by requesting brokers who are knowledgeable about the particular security to provide a price quote, which according to management is generally non-binding, or by employing market accepted valuation models. In both cases, certain inputs used to determine fair value may not be observable in the market. For certain private placement securities, fair value is determined based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted for illiquidity and structure. For other level 3 securities, such assumptions may include loan delinquencies and defaults, loss severity, and prepayments. As disclosed by management, fair value estimates are subject to management review to ensure valuation models and related inputs are reasonable.

The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 fixed maturity securities is a critical audit matter are (i) the significant judgment by management to determine the fair value of these securities, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures relating to the aforementioned assumptions that are used to determine the fair value, (ii) the significant audit effort and judgment in evaluating the audit evidence related to the valuation, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

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

Valuation of Insurance Liabilities - Unpaid Losses and Loss Adjustment Expenses (Loss Reserves)

As described in Note 13 to the consolidated financial statements, loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and loss adjustment expenses, less applicable discount. As of December 31, 2020, the Company’s total liability for unpaid losses and loss adjustment expenses was $77.7 billion, of which the net liability for unpaid losses and loss adjustment expenses was $43.3 billion, and reinsurance recoveries were $34.4 billion. As disclosed by management, the estimate of the loss reserves relies on several key judgments, including (i) actuarial methods, (ii) relative weights given to these methods by product line, (iii) underlying actuarial assumptions, and (iv) groupings of similar product lines. Actuarial assumptions include (i) expected loss ratios, (ii) loss development factors, and (iii) loss cost trend factors. During management’s actuarial reviews, various factors are considered, including economic conditions; the legal, regulatory, judicial and social environment; medical cost trends; policy pricing, terms and conditions; changes in the claims handling process; and the impact of reinsurance. As described in Note 13 to the consolidated financial statements, management uses a combination of actuarial methods to project ultimate losses for both long-tail and short-tail exposures.

The principal considerations for our determination that performing procedures relating to the valuation of insurance liabilities - loss reserves is a critical audit matter are (i) the significant judgment by management when developing their estimate, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures related to the estimate, (ii) the significant audit effort and judgment in evaluating the audit evidence related to the actuarial methods, weights given to these methods by product line, groupings of similar product lines, and the aforementioned actuarial assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of unpaid losses and loss adjustment expenses and reinsurance recoveries, including controls over the selection of actuarial methods and development of significant assumptions, as well as controls designed to identify and address management bias and contrary evidence. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in performing one or a combination of procedures for a sample of product lines, including (i) independently estimating reserves using actual historical data and loss development patterns, as well as industry data and other benchmarks, and comparing management’s actuarially determined reserves to these independent estimates and (ii) evaluating management’s actuarial reserving methods and aforementioned factors, including actuarial assumptions and judgments impacting loss reserves and the consistency of management’s approach period-over-period. Performing these procedures involved testing the completeness and accuracy of data used by management on a sample basis.

AIG | 2020 Form 10-K 181

ITEM 8 | Report of Independent Registered Public Accounting Firm

Valuation of Embedded Derivatives for Variable Annuity and Equity-Indexed Annuity Products and Valuation of Certain Guaranteed Benefit Features for Universal Life Products

As described in Notes 5 and 13 to the consolidated financial statements, certain variable annuity and equity-indexed annuity contracts contain embedded derivatives that are bifurcated from the host contracts and accounted for separately at fair value in policyholder contract deposits. As of December 31, 2020, the fair value of these embedded derivatives was $5.5 billion and $3.6 billion for equity-indexed annuity and variable annuities with guaranteed minimum withdrawal benefits, respectively. The fair value of embedded derivatives contained in certain variable annuity and equity-indexed annuity contracts is measured based on policyholder behavior and capital market assumptions related to projected cash flows over the expected lives of the contracts. The policyholder behavior assumptions for these liabilities include mortality, lapses, withdrawals, and benefit utilization, along with an explicit risk margin to reflect a market participant’s estimates of projected cash flows. Estimates of future policyholder behavior assumptions are subjective and based primarily on the Company’s historical experience. The capital market assumptions related to the embedded derivatives for variable annuity contracts involve judgments regarding expected market rates of return, market volatility, credit spreads, correlations of certain market variables, fund performance, and discount rates. Unobservable inputs used for valuing the embedded derivative include long-term equity volatilities which represent the volatility beyond the period for which observable equity volatilities are available. With respect to embedded derivatives for equity-indexed annuity contracts, option pricing models are used to estimate fair value, taking into account the capital market assumptions. Such models use option budget assumptions which estimate the expected long-term cost of options used to hedge exposures associated with equity price changes. The option budget determines the future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives. Additional policyholder liabilities are also established for universal life policies with secondary guarantees. As of December 31, 2020, the liability for universal life secondary guarantees was $3.3 billion, which is included within policyholder contract deposits. The policyholder behavior assumptions for these liabilities include mortality, lapses and premium persistency. The capital market assumptions used for the liability for universal life secondary guarantees include discount rates and net earned rates.

The principal considerations for our determination that performing procedures relating to the valuation of embedded derivatives for variable annuity and equity-indexed annuity products and valuation of certain guaranteed benefit features for universal life products is a critical audit matter are (i) the significant judgment by management in developing the aforementioned policyholder behavior assumptions, as well as long-term equity volatilities and option budget assumptions, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures related to the significant assumptions used in the estimate, (ii) the significant audit effort and judgment in evaluating the audit evidence relating to the models and significant assumptions used by management in the valuation of the embedded derivatives and additional policyholder liabilities, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of embedded derivatives for variable annuity and equity-indexed annuity products and valuation of certain guaranteed benefit features for universal life products, including controls over the development of models and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in performing an evaluation of the appropriateness of management’s methodology and the reasonableness of management’s judgments used in developing policyholder behavior, as well as long-term volatilities and option budget assumptions used in estimating the valuation of guaranteed benefit features. These procedures considered the consistency of the assumptions across products, in relation to prior periods, and in relation to management’s historical experience or observed industry practice, and the continued appropriateness of unchanged assumptions. Procedures were performed to test the completeness and accuracy of data provided by management on a sample basis.

Valuation of Deferred Policy Acquisition Costs for Universal Life and Individual Retirement Variable Annuity Products

As described in Note 9 to the consolidated financial statements, as of December 31, 2020, a portion of the $5.1 billion deferred policy acquisition costs (DAC) for investment-oriented products are associated with universal life and individual retirement variable annuity products. Policy acquisition costs and policy issuance costs related to investment-oriented products are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are affected by a number of factors, including current and expected interest rates, net investment income and spreads, net realized capital gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience, equity market returns, and volatility. If the assumptions used for estimated gross profits change, DAC is recalculated using the new assumptions, including actuarial assumptions related to mortality, lapse, benefit utilization, and premium persistency, and any resulting adjustment is included in income. DAC for investment-oriented products is reviewed by management for recoverability, which involves estimating the future profitability of the current business. If actual profitability is substantially lower than previously estimated profitability, DAC may be subject to an impairment charge.

The principal considerations for our determination that performing procedures relating to the valuation of DAC for universal life and individual retirement variable annuity products is a critical audit matter are (i) the significant judgment by management to determine the policyholder behavior assumptions related to mortality, lapse, benefit utilization, and premium persistency, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures related to the significant assumptions used in the estimate, (ii) the significant audit effort and judgment in evaluating the audit evidence relating to the estimated gross profit assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the amortization and recoverability of DAC for universal life and individual retirement variable annuity products, including controls over the development of significant assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management’s methodology and the reasonableness of management’s assumptions related to mortality, lapse, benefit utilization, and premium persistency, which are used in the calculation of estimated gross profits. The evaluation of the reasonableness of the assumptions included consideration of the consistency of the assumptions across products in relation to prior periods and in relation to management’s historical experience or observed industry practice. Procedures were performed to test the completeness and accuracy of data used by management in developing the assumptions on a sample basis.

182 AIG | 2020 Form 10-K

ITEM 8 | Report of Independent Registered Public Accounting Firm

Recoverability of U.S. Federal Deferred Tax Asset

As described in Note 22 to the consolidated financial statements, as of December 31, 2020, the Company had a net U.S. federal deferred tax asset of $12.0 billion, $8.1 billion of which related to federal U.S. tax attributes with a limited carryforward period. Management evaluates the recoverability of the deferred tax asset and the need for a valuation allowance based on the weight of all positive and negative evidence to reach a conclusion of whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. As disclosed by management, in assessing the recoverability of the deferred tax asset, management considers a number of factors, which include forecasts of future income for each of the businesses and actual and planned business and operational changes, using assumptions about future macroeconomic and company specific conditions and events. Management subjects the forecasts to changes in key assumptions and evaluates the effect on tax attribute utilization, including tax attribute carryforward periods. Management also applies changes to assumptions about the effectiveness of relevant prudent and feasible tax planning strategies. As of December 31, 2020, management determined that it is no longer more-likely-than-not that $150 million of the Company’s deferred tax assets related to foreign tax credit carryforwards will be utilized prior to expiration.

The principal considerations for our determination that performing procedures relating to the recoverability of the U.S. federal deferred tax asset is a critical audit matter are (i) the significant judgment by management when developing their estimate of the recoverability, which in turn led to a high degree of auditor subjectivity and judgment in performing the audit procedures relating to the forecasts of future income for each of the businesses, assumptions about future macroeconomic and company specific conditions and events, tax attribute carryforward periods, and tax planning strategies, (ii) the significant audit effort and judgment in evaluating the audit evidence related to the recoverability of the U.S. federal deferred tax asset, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recoverability of the U.S. federal deferred tax asset, including controls over the accuracy of input data relevant to the analysis, such as cumulative loss measurement, reversal of temporary differences, adjustments to forecasted pre-tax income to calculate future taxable income, and enacted and effective tax law considerations. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating management’s assessment of the recoverability of the U.S. federal deferred tax asset and the need for a valuation allowance, including the reasonableness of the application of tax law, (ii) testing management’s process for forecasting future income for each of the businesses, which included evaluating the impact of actual and planned business and operational changes, the reasonableness of assumptions about future macroeconomic and company specific conditions and events, as well as considering whether management demonstrated their ability and intent in executing planned strategies, (iii) testing the tax attribute carryforward periods, and (iv) evaluating the prudence and feasibility of the implementation of available tax planning strategies that impact the recoverability of the U.S. federal deferred tax asset.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 19, 2021

We have served as the Company’s auditor since 1980.

AIG | 2020 Form 10-K 183

American International Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(in millions, except for share data)	2020	2019
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $186 in 2020
(amortized cost: 2020 - $244,337; 2019 - $233,230)*	$271,496	$251,086
Other bond securities, at fair value (See Note 6)*	5,291	6,682
Equity securities, at fair value (See Note 6)*	1,056	841
Mortgage and other loans receivable, net of allowance for credit losses of $814 in 2020 and $438 in 2019*	45,562	46,984
Other invested assets (portion measured at fair value: 2020 - $8,422; 2019 - $6,827)*	19,060	18,792
Short-term investments, including restricted cash of $180 in 2020 and $188 in 2019
(portion measured at fair value: 2020 - $5,968; 2019 - $5,343)*	18,203	13,230
Total investments	360,668	337,615

Cash*	2,827	2,856
Accrued investment income*	2,271	2,334
Premiums and other receivables, net of allowance for credit losses and disputes of $205 in 2020 and $178 in 2019	11,333	10,274
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2020	34,578	-
Reinsurance assets - other, net of allowance for credit losses and disputes of $326 in 2020 and $151 in 2019	38,963	37,977
Deferred income taxes	12,624	13,146
Deferred policy acquisition costs	9,805	11,207
Other assets, net of allowance for credit losses of $49 in 2020, including restricted cash of $223 in 2020 and $243 in 2019
(portion measured at fair value: 2020 - $887; 2019 - $3,151)*	13,122	16,383
Separate account assets, at fair value	100,290	93,272
Total assets	$586,481	$525,064
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2020	$77,720	$78,328
Unearned premiums	18,660	18,269
Future policy benefits for life and accident and health insurance contracts	51,097	50,512
Policyholder contract deposits (portion measured at fair value: 2020 - $9,798; 2019 - $6,910)	160,251	151,869
Other policyholder funds	3,548	3,428
Fortitude Re funds withheld payable (portion measured at fair value: 2020 - $6,042)	43,060	-
Other liabilities (portion measured at fair value: 2020 - $570; 2019 - $1,100)*	27,122	26,609
Long-term debt (portion measured at fair value: 2020 - $2,097; 2019 - $2,062)*	28,103	25,479
Debt of consolidated investment entities*	9,431	9,871
Separate account liabilities	100,290	93,272
Total liabilities	519,282	457,637
Contingencies, commitments and guarantees (See Note 16)	-	-

AIG shareholders’ equity:
Series A Non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares
authorized; shares issued: 2020 - 20,000 and 2019 - 20,000; liquidation preference $ 500	485	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2020 - 1,906,671,492 and
2019 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2020 - 1,045,113,443 shares; 2019 - 1,036,672,461 shares of common stock	(49,322)	(48,987)
Additional paid-in capital	81,418	81,345
Retained earnings	15,504	23,084
Accumulated other comprehensive income	13,511	4,982
Total AIG shareholders’ equity	66,362	65,675
Non-redeemable noncontrolling interests	837	1,752
Total equity	67,199	67,427
Total liabilities and equity	$586,481	$525,064

* See Note 10 for details of balances associated with variable interest entities.

See accompanying Notes to Consolidated Financial Statements.

184 AIG | 2020 Form 10-K

American International Group, Inc.

Consolidated Statements of Income (Loss)

	Years Ended December 31,
(dollars in millions, except per common share data)	2020	2019	2018
Revenues:
Premiums	$28,523	$30,561	$30,614
Policy fees	2,917	3,015	2,791
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	12,578	14,619	13,086
Net investment income - Fortitude Re funds withheld assets*	1,053	-	-
Total net investment income	13,631	14,619	13,086
Net realized capital gains (losses):
Net realized capital gains (losses) - excluding Fortitude Re funds withheld
assets and embedded derivative	(56)	632	(51)
Net realized capital gains on Fortitude Re funds withheld assets*	463	-	-
Net realized capital losses on Fortitude Re funds withheld embedded derivative*	(2,645)	-	-
Total net realized capital gains (losses)	(2,238)	632	(51)
Other income	903	919	949
Total revenues	43,736	49,746	47,389
Benefits, losses and expenses:
Policyholder benefits and losses incurred	24,806	25,402	27,412
Interest credited to policyholder account balances	3,622	3,832	3,754
Amortization of deferred policy acquisition costs	4,211	5,164	5,386
General operating and other expenses	8,396	8,537	9,302
Interest expense	1,457	1,417	1,309
Loss on extinguishment of debt	12	32	7
Net (gain) loss on sale of divested businesses	8,525	75	(38)
Total benefits, losses and expenses	51,029	44,459	47,132
Income (loss) from continuing operations before income tax expense (benefit)	(7,293)	5,287	257
Income tax expense (benefit):
Current	217	545	336
Deferred	(1,677)	621	(182)
Income tax expense (benefit)	(1,460)	1,166	154
Income (loss) from continuing operations	(5,833)	4,121	103
Income (loss) from discontinued operations, net of income taxes	4	48	(42)
Net income (loss)	(5,829)	4,169	61
Less:
Net income from continuing operations attributable to noncontrolling interests	115	821	67
Net income (loss) attributable to AIG	(5,944)	3,348	(6)
Less: Dividends on preferred stock	29	22	-
Net income (loss) attributable to AIG common shareholders	$(5,973)	$3,326	$(6)

Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$(6.88)	$3.74	$0.04
Income (loss) from discontinued operations	$-	$0.05	$(0.05)
Net income (loss) attributable to AIG common shareholders	$(6.88)	$3.79	$(0.01)
Diluted:
Income (loss) from continuing operations	$(6.88)	$3.69	$0.04
Income (loss) from discontinued operations	$-	$0.05	$(0.05)
Net income (loss) attributable to AIG common shareholders	$(6.88)	$3.74	$(0.01)
Weighted average shares outstanding:
Basic	869,309,458	876,750,264	898,405,537
Diluted	869,309,458	889,511,946	910,141,242

* Represents activity subsequent to the deconsolidation of Fortitude Reinsurance Company Ltd. on June 2, 2020.

See accompanying Notes to Consolidated Financial Statements.

AIG | 2020 Form 10-K 185

American International Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2020	2019	2018
Net income (loss)	$(5,829)	$4,169	$61
Other comprehensive income (loss), net of tax
Change in unrealized depreciation of fixed maturity securities on
which allowance for credit losses was taken	(95)	-	-
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which other-than-temporary credit impairments were taken	-	661	(1,000)
Change in unrealized appreciation (depreciation) of all other investments	8,354	5,689	(4,975)
Change in foreign currency translation adjustments	359	104	(349)
Change in retirement plan liabilities adjustment	(106)	(36)	28
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	1	(3)	3
Other comprehensive income (loss)	8,513	6,415	(6,293)
Comprehensive income (loss)	2,684	10,584	(6,232)
Comprehensive income attributable to noncontrolling interests	99	841	76
Comprehensive income (loss) attributable to AIG	$2,585	$9,743	$(6,308)

See accompanying Notes to Consolidated Financial Statements.

186 AIG | 2020 Form 10-K

American International Group, Inc.

Consolidated Statements of Equity

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance, January 1, 2018	$-	$4,766	$(47,595)	$81,078	$21,457	$5,465	$65,171	$537	$65,708
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	568	(576)	(8)	-	(8)
Common stock issued under stock plans	-	-	189	(344)	-	-	(155)	-	(155)
Purchase of common stock	-	-	(1,739)	-	-	-	(1,739)	-	(1,739)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	-	(6)	-	(6)	67	61
Dividends on common stock	-	-	-	-	(1,138)	-	(1,138)	-	(1,138)
Other comprehensive income (loss)	-	-	-	-	-	(6,302)	(6,302)	9	(6,293)
Net increase due to divestitures
and acquisitions	-	-	-	-	-	-	-	63	63
Contributions from noncontrolling interests	-	-	-	-	-	-	-	373	373
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(96)	(96)
Other	-	-	1	534	3	-	538	(5)	533
Balance, December 31, 2018	$-	$4,766	$(49,144)	$81,268	$20,884	$(1,413)	$56,361	$948	$57,309
Preferred stock issued	485	-	-	-	-	-	485	-	485
Common stock issued under stock plans	-	-	156	(236)	-	-	(80)	-	(80)
Purchase of common stock	-	-	-	-	-	-	-	-	-
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	3,348	-	3,348	821	4,169
Dividends on preferred stock	-	-	-	-	(22)	-	(22)	-	(22)
Dividends on common stock	-	-	-	-	(1,114)	-	(1,114)	-	(1,114)
Other comprehensive income	-	-	-	-	-	6,395	6,395	20	6,415
Net increase due to divestitures
and acquisitions	-	-	-	-	-	-	-	65	65
Contributions from noncontrolling interests	-	-	-	-	-	-	-	19	19
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(131)	(131)
Other	-	-	1	313	(12)	-	302	10	312
Balance, December 31, 2019	$485	$4,766	$(48,987)	$81,345	$23,084	$4,982	$65,675	$1,752	$67,427
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	(487)	-	(487)	-	(487)
Preferred stock issued	-	-	-	-	-	-	-	-	-
Common stock issued under stock plans	-	-	172	(271)	-	-	(99)	-	(99)
Purchase of common stock	-	-	(500)	-	-	-	(500)	-	(500)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	-	(5,944)	-	(5,944)	115	(5,829)
Dividends on preferred stock	-	-	-	-	(29)	-	(29)	-	(29)
Dividends on common stock	-	-	-	-	(1,103)	-	(1,103)	-	(1,103)
Other comprehensive income (loss)	-	-	-	-	-	8,529	8,529	(16)	8,513
Net decrease due to divestitures
and acquisitions	-	-	-	-	-	-	-	(958)	(958)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	108	108
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(156)	(156)
Other	-	-	(7)	344	(17)	-	320	(8)	312
Balance, December 31, 2020	$485	$4,766	$(49,322)	$81,418	$15,504	$13,511	$66,362	$837	$67,199

See accompanying Notes to Consolidated Financial Statements.

AIG | 2020 Form 10-K 187

American International Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,
(in millions)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(5,829)	$4,169	$61
(Income) loss from discontinued operations	(4)	(48)	42
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net (gains) losses on sales of securities available for sale and other assets	(1,179)	(862)	98
Net (gain) loss on sale of divested businesses	8,525	75	(38)
Losses on extinguishment of debt	12	32	7
Unrealized gains in earnings - net	(735)	(1,306)	(186)
Equity in loss from equity method investments, net of dividends or distributions	246	260	363
Depreciation and other amortization	4,120	5,006	5,362
Impairments of assets	98	299	425
Changes in operating assets and liabilities:
Insurance reserves	461	(4,590)	1,239
Premiums and other receivables and payables - net	2,586	437	887
Reinsurance assets and funds held under reinsurance treaties	(693)	217	(3,289)
Capitalization of deferred policy acquisition costs	(4,292)	(5,403)	(5,832)
Current and deferred income taxes - net	(2,434)	912	-
Other, net	156	(1,005)	467
Total adjustments	6,871	(5,928)	(497)
Net cash provided by (used in) operating activities	1,038	(1,807)	(394)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	23,103	22,145	25,143
Other securities	2,533	7,918	3,755
Other invested assets	3,896	4,185	4,365
Divested businesses, net	2,173	2	10
Maturities of fixed maturity securities available for sale	27,620	25,488	24,777
Principal payments received on and sales of mortgage and other loans receivable	7,805	5,826	4,272
Purchases of:
Available for sale securities	(58,284)	(54,410)	(44,109)
Other securities	(617)	(1,638)	(1,318)
Other invested assets	(3,522)	(3,346)	(2,839)
Mortgage and other loans receivable	(5,990)	(9,515)	(10,286)
Acquisition of businesses, net of cash and restricted cash acquired	-	-	(5,717)
Net change in short-term investments	(4,925)	(3,633)	1,524
Other, net	6	1,503	200
Net cash used in investing activities	(6,202)	(5,475)	(223)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	22,385	25,453	27,320
Policyholder contract withdrawals	(17,854)	(19,823)	(20,686)
Issuance of long-term debt	4,196	734	2,657
Issuance of debt of consolidated investment entities	2,128	3,147	2,077
Repayments of long-term debt	(1,923)	(1,504)	(3,044)
Repayments of debt of consolidated investment entities	(2,783)	(1,698)	(628)
Issuance of preferred stock, net of issuance costs	-	485	-
Purchase of common stock	(500)	-	(1,739)
Dividends paid on preferred stock	(29)	(22)	-
Dividends paid on common stock	(1,103)	(1,114)	(1,138)
Other, net	541	1,600	(3,570)
Net cash provided by financing activities	5,058	7,258	1,249
Effect of exchange rate changes on cash and restricted cash	49	16	(11)
Net increase (decrease) in cash and restricted cash	(57)	(8)	621
Cash and restricted cash at beginning of year	3,287	3,358	2,737
Change in cash of businesses held for sale	-	(63)	-
Cash and restricted cash at end of year	$3,230	$3,287	$3,358

188 AIG | 2020 Form 10-K

American International Group, Inc.

Consolidated Statements of Cash Flows (continued)

Supplementary Disclosure of Consolidated Cash Flow Information
	Years Ended December 31,
(in millions)	2020	2019	2018
Cash	$2,827	$2,856	$2,873
Restricted cash included in Short-term investments*	180	188	142
Restricted cash included in Other assets*	223	243	343
Total cash and restricted cash shown in the Consolidated Statements of Cash Flows	$3,230	$3,287	$3,358

Cash paid during the period for:
Interest	$1,147	$1,326	$1,312
Taxes	$975	$252	$154
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk
transfer transactions	$1,140	$1,072	$-
Fixed maturity securities received in connection with reinsurance transactions	$362	$-	$-
Fixed maturity securities transferred in connection with reinsurance transactions	$(266)	$-	$-
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,734	$3,792	$3,574
Fee income debited to policyholder contract deposits included in financing activities	$(1,710)	$(1,733)	$(1,701)

* Includes funds held for tax sharing payments to AIG Parent, security deposits, replacement reserve deposits related to our affordable housing investments, and security deposits for certain leased aircraft and escrow funds related to our investment in Castle Holdings LLC’s aircraft assets, which was sold in 2018.

See accompanying Notes to Consolidated Financial Statements.

AIG | 2020 Form 10-K 189

ITEM 8 | Notes to Consolidated Financial Statements | 1. Basis of Presentation

1. Basis of Presentation

American International Group, Inc. (AIG) is a leading global insurance organization serving customers in approximately 80 countries and jurisdictions. AIG companies serve commercial and individual customers through one of the most extensive worldwide property-casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG). Unless the context indicates otherwise, the terms “AIG,” “we,” “us” or “our” mean American International Group, Inc. and its consolidated subsidiaries and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.

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

Certain of our foreign subsidiaries included in the Consolidated Financial Statements report on the basis of a fiscal period ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Consolidated Financial Statements has been considered for adjustment and/or disclosure.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). All material intercompany accounts and transactions have been eliminated.

AcquisitionS of Businesses

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

Glatfelter

On November 6, 2018 AIG completed the purchase of Glatfelter Insurance Group (Glatfelter), a full-service broker and insurance company providing services for specialty programs and retail operations.

Ellipse

On December 31, 2018, AIG Life Ltd., a UK AIG Life and Retirement company, completed the acquisition of Ellipse, a specialist provider of group life risk protection in the UK.

Sales/disposals of Businesses

Fortitude Holdings

On June 2, 2020, we completed the sale of a majority of the interests in Fortitude Group Holdings, LLC (Fortitude Holdings) to Carlyle FRL, L.P. (Carlyle FRL), an investment fund advised by an affiliate of The Carlyle Group Inc. (Carlyle), and T&D United Capital Co., Ltd. (T&D), a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the Majority Interest Fortitude Sale). AIG established Fortitude Reinsurance Company Ltd. (Fortitude Re), a wholly-owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Run-Off operations. As of December 31, 2020, approximately $30.5 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $4.1 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re

190 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 1. Basis of Presentation

under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Run-Off operations. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, following the closing of the Majority Interest Fortitude Sale, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.

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

For further details on this transaction see Note 8 to the Consolidated Financial Statements.

Blackboard

At the end of March 2020, Blackboard U.S. Holdings, Inc. (Blackboard), AIG’s technology-driven subsidiary, was placed into run-off. As a result of this decision, during the three months ended March 31, 2020 and the year ended December 31, 2020, AIG recognized a pre-tax loss of $210 million, primarily consisting of asset impairment charges.

Life and Retirement

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG.

AIG | 2020 Form 10-K 191

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

• reinsurance assets, including the allowance for credit losses;

• goodwill impairment;

• allowances for credit losses primarily on loans and available for sale fixed maturity securities;

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

Out of Period Adjustments

For the year ended December 31, 2018, our results include out of period adjustments relating to prior periods that decreased net income attributable to AIG by $77 million, and decreased Income from continuing operations before income taxes by $98 million. The out of period adjustments are primarily related to decreases in deferred policy acquisition costs and increases in policyholder contract deposits. We determined that these adjustments were not material to 2018 or to any previously reported annual financial statements.

REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the fourth quarter of 2020, we identified certain cash flows that had been incorrectly classified in our Consolidated Statements of Cash Flows. Specifically, misclassifications were identified related to policyholder contract deposits that impacted several line items within the previously issued Consolidated Statements of Cash Flows. While these items affect the cash flows from operating and financing activities, they had no impact on the net increase (decrease) in cash and restricted cash for the previously reported periods.

We assessed the materiality of the misclassification on prior period financial statements in accordance with SEC Staff Accounting Bulletin (SAB) Number 99, Materiality, as codified in ASC 250-10, Accounting Changes and Error Corrections. We have determined that these misclassifications were not material to the financial statements of any prior annual or interim period. Accordingly, the annual periods ended December 31, 2019 and 2018 have been corrected in the comparative Consolidated Statements of Cash Flows. Additionally, impacted prior interim periods will be revised within the Quarterly Report on Form 10-Q to be filed for the periods ending March 31, 2021, June 30, 2021, and September 30, 2021.

For the year ended December 31, 2019, the unrealized (gains) losses in earnings – net and Insurance reserves line items in the Consolidated Statements of Cash Flows were adjusted by $(1,513) million and $634 million, respectively. The total net cash provided by (used in) operating activities were adjusted by $(879) million. Additionally, the Policyholder contract deposits and Policyholder contract withdrawals line items in the Consolidated Statements of Cash Flows were adjusted by $3,146 million and $(2,267) million, respectively. The total net cash provided by financing activities was adjusted by $879 million.

For the year ended December 31, 2018, the unrealized (gains) losses in earnings – net and Insurance reserves line items in the Consolidated Statements of Cash Flows were adjusted by $(629) million and $174 million, respectively. The total net cash provided by (used in) operating activities were adjusted by $(455) million. Additionally, the policyholder contract deposits and policyholder contract withdrawals line items in the Consolidated Statements of Cash Flows were adjusted by $3,142 million and $(2,687) million, respectively. The total net cash provided by financing activities was adjusted by $455 million.
192 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies

2. Summary of Significant Accounting Policies

The following table identifies our significant accounting policies presented in other Notes to these Consolidated Financial Statements, with a reference to the Note where a detailed description can be found:

Note 6. Investments

• Fixed maturity and equity securities

• Other invested assets

• Short-term investments

• Net investment income

• Net realized capital gains (losses)

• Allowance for credit losses/Other-than-temporary impairments

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

Note 15. Debt

• Long-term debt

• Debt of consolidated investment entities

Note 16. Contingencies, Commitments and Guarantees

• Legal contingencies

Note 18. Earnings Per Common Share

Note 22. Income Taxes

AIG | 2020 Form 10-K 193

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

Premiums and other receivables – net of allowance for credit losses and disputes include premium balances receivable, amounts due from agents and brokers and policyholders, trade receivables for the Direct Investment book (DIB) and Global Capital Markets (GCM) and other receivables. Trade receivables for GCM include cash collateral posted to derivative counterparties that is not eligible to be netted against derivative liabilities. The allowance for credit losses and disputes on premiums and other receivables was $205 million and $178 million at December 31, 2020 and 2019, respectively.

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

We offer sales inducements which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC (see Note 9 herein). To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception. We must also demonstrate that such amounts are incremental to amounts we credit on similar contracts without bonus interest, and are higher than the contract’s expected ongoing crediting rates for periods after the bonus period. The deferred bonus interest and other deferred sales inducement assets totaled $281 million and $430 million at December 31, 2020 and 2019, respectively. The amortization expense associated with these assets is reported within Interest credited to policyholder account balances in the Consolidated Statements of Income. Such amortization expense totaled $60 million, $79 million and $156 million for the years ended December 31, 2020, 2019 and 2018, respectively.

194 AIG | 2020 Form 10-K

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

Other liabilities consist of other funds on deposit, other payables, securities sold under agreements to repurchase, securities sold but not yet purchased, derivative liabilities, deferred gains on retroactive reinsurance agreements and liabilities of businesses classified as held-for-sale. Also included in Other liabilities are trade payables for the DIB and GCM, which include balances due to clearing brokers and exchanges. Trade payables for GCM also include cash collateral received from derivative counterparties that contractually cannot be netted against derivative assets.

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

Accounting Standards Adopted During 2020

Financial Instruments – Credit Losses

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

AIG | 2020 Form 10-K 195

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies

The following table provides a rollforward of our allowance, including credit losses, in connection with the adoption of the Financial Instruments Credit Losses Standard as well as cross references to the applicable notes herein for additional information:

Year Ended December 31, 2020	Balance,	Cumulative Effect	Purchased Credit	Incremental	Write-offs and
	Beginning	Adjustment as of	Deteriorated Initial	Increase (Decrease)	Other Changes	Balance,
(in millions)	of Year	January 1, 2020	Allowance	Recognized in Income	in the Allowance(h)	End of Year
Securities available for sale(a)	$-	$-	$33	$280	$(127)	$186
Mortgage and other loan receivables(b)	438	318	-	75	(17)	814
Reinsurance recoverables (inclusive of
deposit accounted assets)(c)	151	224	-	9	(9)	375
Premiums and other receivables(d)	178	34	-	6	(13)	205
Contractual deductible recoverables(e)	-	14	-	-	-	14
Commercial mortgage loan commitments(f)	-	51	-	28	-	79
Total	$767	$641	$33	$398	$(166)	$1,673
Secondary impacts to certain long-duration
insurance contracts(g)		(27)
Tax impact		(127)
Total cumulative effect adjustment		$487

(a)The allowance for credit losses is reported in Bonds available for sale in the Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Net realized capital gains (losses) in the Consolidated Statements of Income. Refer to Note 6 for additional information.

(b) The allowance for credit losses is reported in Mortgage and other loans receivable in the Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Net realized capital gains (losses) in the Consolidated Statements of Income. Refer to Note 7 for additional information.

(c) The allowance for credit losses and disputes is reported in Reinsurance assets – other and Reinsurance assets – Fortitude Re for reinsurance contracts that contain sufficient insurance risk, and the allowance for credit losses is reported in Other assets for insurance and reinsurance contracts that do not contain sufficient insurance risk in the Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Policyholder benefits and losses incurred for reinsurance contracts that do contain sufficient insurance risk and premiums for contracts that do not contain sufficient insurance risk in the Consolidated Statements of Income. Refer to Note 8 for additional information.

(d) The allowance for credit losses and disputes is reported in Premiums and other receivables in the Consolidated Balance Sheets. Changes in the allowance for credit losses and disputes are reported in General operating and other expenses in the Consolidated Statements of Income. Refer to Note 2 for additional information.

(e) The allowance for credit losses is reported in Liability for unpaid losses and loss adjustment expenses in the Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Policyholder benefits and losses incurred in the Consolidated Statements of Income. Refer to Note 13 for additional information.

(f) The allowance for credit losses is reported in Other liabilities in the Consolidated Balance Sheets. Changes in the allowance for credit losses are reported in Net realized capital gains (losses) in the Consolidated Statements of Income. Refer to Note 7 for additional information.

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

Premiums and other receivables – Credit Losses

Premiums and other receivables, net of allowance for credit losses include premium balances receivable, amounts due from agents and brokers and policyholders, trade receivables for GCM and other receivables. Trade receivables for GCM include cash collateral posted to derivative counterparties that is not eligible to be netted against derivative liabilities. The allowance for credit losses and disputes for premiums and other receivables was $205 million at December 31, 2020. Our allowance for credit losses for premium receivables considers a combination of internal and external information relating to past events, current conditions and reasonable and supportable forecasts. Our allowance contemplates our contractual provisions. Upon default or delinquency of the policyholder we may be able to cease coverage for the remaining period. In certain jurisdictions we are unable to cancel coverage even in the event of delinquency or default by the policyholder. We consider premium and other receivable balances to be past due if the payment is not received after 90 days from the contractual obligation due date and record an allowance for disputes when there is reasonable uncertainty of the collectability of a disputed amount during the reporting period.

For further information regarding the impacts of the adoption of this standard see Notes 6, 7, 8 and 13 to the Consolidated Financial Statements.

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

196 AIG | 2020 Form 10-K

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

• Increased disclosures of disaggregated rollforwards of policy benefits, account balances, market risk benefits, separate account liabilities and information about significant inputs, judgments and methods used in measurement and changes thereto and impact of those changes.

In November 2020, the FASB issued ASU 2020-11, which deferred the effective date of the standard for all entities. Our implementation efforts are underway for a January 1, 2023 effective date; we continue to evaluate the method of adoption and impact of the standard on our reported consolidated financial condition, results of operations, cash flows and required disclosures The adoption of this standard is expected to have a significant impact on our consolidated financial condition, results of operations, cash flows and required disclosures, as well as systems, processes and controls.

AIG | 2020 Form 10-K 197

ITEM 8 | Notes to Consolidated Financial Statements | 2. Summary of Significant Accounting Policies

Income Tax

On December 18, 2019, the FASB issued an accounting standard that simplifies the accounting for income taxes by eliminating certain exceptions to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also simplified other areas including the accounting for franchise taxes and enacted tax laws or rates, and clarified the accounting for transactions that result in the step-up in the tax basis of goodwill. The standard is effective on January 1, 2021, with early adoption permitted. The impact is not material to our consolidated financial condition, results of operations and cash flows.

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

This guidance is not expected to have a significant impact on our consolidated financial statements and notes to the consolidated financial statements. Where applicable, we would account for the change for the modification due to the discontinuation of LIBOR or another reference rate as a continuation of the existing contract. As part of our implementation efforts, we will continue to assess our operational readiness and current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes.

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

The standard is effective for interim and annual reporting periods beginning after December 15, 2020. We do not expect the adoption of this standard to be material to our reported consolidated financial condition, results of operations, cash flows and required disclosures.

GOODWILL

Effective July 1, 2019, we changed the date of our annual goodwill impairment testing from December 31 to July 1. This change does not represent a material change to our method of applying current accounting guidance and is preferable as it better aligns with our strategic planning and forecasting process. This change did not delay, accelerate or avoid any impairment charge and was applied prospectively. We performed our annual goodwill impairment tests of all reporting units using a combination of both qualitative and quantitative assessments and concluded that our goodwill was not impaired. Our goodwill balance was $4.1 billion at December 31, 2020. For further information on goodwill see Note 12 to the Consolidated Financial Statements.

198 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

3. Segment Information

We report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources.

Prior to the fourth quarter of 2020, we reported our results as follows:

• General Insurance included our North America and International operating segments;

• Life and Retirement included our Individual Retirement, Group Retirement, Life Insurance and Institutional Markets operating segments;

• Other operations consisted primarily of businesses and items not allocated to our operating segments, amortization of value of distribution network acquired (VODA) related to the Validus and Glatfelter acquisitions and Interest expense attributable to AIG; and long-term debt as well as debt associated with consolidated investment entities; and

• Legacy Portfolio included exited or discontinued product lines, policy forms or distribution channels.

In the fourth quarter of 2020, our chief operating decision makers modified their view of our businesses and how they allocate resources and assess performance. Prior periods’ presentation has been revised to conform to our new structure. The new operating structure no longer includes a Legacy segment. We now report the results of our businesses as follows:

General Insurance

General Insurance business is presented as two operating segments:

• North America – consists of insurance businesses in the United States, Canada, Bermuda, and our global reinsurance business, AIG Re. The results of Validus Reinsurance, Ltd., Western World Insurance Group, Inc. and Glatfelter were included as of their respective acquisition dates.

• International – consists of regional insurance businesses in Japan, the United Kingdom, Europe, Middle East and Africa (EMEA region), Asia Pacific, Latin America and Caribbean, and China. International also includes the results of Talbot Holdings, Ltd (Talbot), as of its acquisition date, as well as AIG’s global specialty business.

North America and International operating segments consist of the following products:

– Commercial Lines – consists of Liability, Financial Lines, Property and Global Specialty.

– Personal Insurance – consists of Personal Lines and Accident & Health.

Life and Retirement

Life and Retirement business is presented as four operating segments:

• Individual Retirement – consists of fixed annuities, fixed index annuities, variable annuities and retail mutual funds.

• Group Retirement – consists of group mutual funds, group annuities, individual annuity and investment products, financial planning and advisory services, and plan administrative and compliance services.

• Life Insurance – primary products in the U.S. include term life and universal life insurance. International operations include distribution of life and health products in the UK and Ireland. Certain run-off life insurance portfolios previously reported in our Legacy segment have been realigned into the Life Insurance operating segment.

• Institutional Markets – consists of stable value wrap products, structured settlement and pension risk transfer annuities, corporate- and bank-owned life insurance, and guaranteed investment contracts (GICs). The run-off high net worth (private placement variable universal life and private placement variable annuity) and structured settlement portfolios previously reported in our Legacy segment have been realigned into the Institutional Markets operating segment.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG.

Other Operations

Other Operations primarily consists of income from assets held by AIG Parent and other corporate subsidiaries, deferred tax assets related to tax attributes, corporate expenses and intercompany eliminations, our institutional asset management business and results of our consolidated investment entities, General Insurance portfolios in run-off previously reported within Legacy as well as the historical results of our legacy insurance lines ceded to Fortitude Re.

AIG | 2020 Form 10-K 199

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

The accounting policies of the segments are the same as those described in Note 2. We evaluate segment performance based on adjusted revenues and adjusted pre-tax income (loss). Adjusted revenues and adjusted pre-tax income (loss) are derived by excluding certain items from total revenues and net income (loss) attributable to AIG, respectively. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and measures that we believe to be common to the industry. Legal entities are attributed to each segment based upon the predominance of activity in that legal entity. For the items excluded from adjusted revenues and adjusted pre-tax income (loss) see the table below.

The following table presents AIG’s continuing operations by operating segment:

						Adjusted
		Net	Underwriting			Pre-tax
	Adjusted	Investment	Income	Interest	Amortization	Income
(in millions)	Revenues	Income	(Loss)	Expense	of DAC	(Loss)
2020
General Insurance
North America	$10,302		$(1,301)		$1,365
International	13,360		277		2,173
Net investment income	2,925	$2,925	-		-
Total General Insurance	$26,587	$2,925	$(1,024)	$-	$3,538	$1,901
Life and Retirement
Individual Retirement	5,714	4,131	-	72	590	1,938
Group Retirement	2,970	2,236	-	42	7	1,013
Life Insurance	4,877	1,526	-	30	30	142
Institutional Markets	3,714	988	-	11	5	438
Total Life and Retirement	17,275	8,881	-	155	632	3,531
Other Operations	1,385	1,087	-	1,306	50	(1,963)
AIG consolidation and eliminations	(562)	(572)	-	(70)	-	(466)
Total	$44,685	$12,321	$(1,024)	$1,391	$4,220	$3,003
Reconciling items to pre-tax income (loss):
Changes in fair value of securities used to hedge guaranteed
living benefits	56	56	-	-	-	41
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains (losses)	-	-	-	-	(9)	12
Changes in the fair value of equity securities	200	200	-	-	-	200
Other income (expense) - net	49	99	-	99	-	-
Loss on extinguishment of debt	-	-	-	-	-	(12)
Net investment income on Fortitude Re funds withheld assets(a)	1,053	1,053	-	-	-	1,053
Net realized capital gains (losses) on Fortitude Re funds withheld assets(a)	463	-	-	-	-	463
Net realized capital gains (losses) on Fortitude Re funds withheld
embedded derivative(a)	(2,645)	-	-	-	-	(2,645)
Net realized capital gains (losses)(b)	(148)	(98)	-	(33)	-	(97)
Loss from divested businesses	-	-	-	-	-	(8,525)
Non-operating litigation reserves and settlements	23	-	-	-	-	21
Unfavorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	-	-	-	-	221
Net loss reserve discount charge	-	-	-	-	-	(516)
Integration and transaction costs associated with acquiring or divesting
businesses	-	-	-	-	-	(12)
Restructuring and other costs	-	-	-	-	-	(435)
Non-recurring costs related to regulatory or accounting changes	-	-	-	-	-	(65)
Revenues and pre-tax income (loss)	$43,736	$13,631	$(1,024)	$1,457	$4,211	$(7,293)
2019
General Insurance
North America	$12,136		$(365)		$1,923
International	14,302		454		2,559
Net investment income	3,444	$3,444	-		-
Total General Insurance	$29,882	$3,444	$89	$-	$4,482	$3,533
Life and Retirement
Individual Retirement	5,643	4,122	-	77	449	1,977
Group Retirement	2,947	2,240	-	44	81	937
Life Insurance	4,825	1,483	-	30	137	331
Institutional Markets	2,941	888	-	11	5	308
Total Life and Retirement	16,356	8,733	-	162	672	3,553
Other Operations	3,060	2,598	-	1,260	64	(1,312)
AIG consolidation and eliminations	(388)	(385)	-	(55)	-	(304)
Total	$48,910	$14,390	$89	$1,367	$5,218	$5,470

200 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

Reconciling items to pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	228	228	-	-	-	194
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains (losses)	-	-	-	-	(54)	56
Changes in the fair value of equity securities	158	158	-	-	-	158
Other income (expense) - net	46	85	-	87	-	-
Loss on extinguishment of debt	-	-	-	-	-	(32)
Net realized capital gains (losses)(b)	395	(242)	-	(37)	-	456
Loss from divested businesses	-	-	-	-	-	(75)
Non-operating litigation reserves and settlements	9	-	-	-	-	2
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	-	-	-	-	267
Net loss reserve discount charge	-	-	-	-	-	(955)
Integration and transaction costs associated with acquiring or divesting
businesses	-	-	-	-	-	(24)
Restructuring and other costs	-	-	-	-	-	(218)
Non-recurring costs related to regulatory or accounting changes	-	-	-	-	-	(12)
Revenues and pre-tax income	$49,746	$14,619	$89	$1,417	$5,164	$5,287
2018
General Insurance
North America	$11,815		$(2,430)		$1,744
International	15,690		(707)		2,852
Net investment income	2,843	$2,843	-		-
Total General Insurance	$30,348	$2,843	(3,137)	$-	4,596	$(294)
Life and Retirement
Individual Retirement	5,332	3,821	-	82	630	1,678
Group Retirement	2,894	2,175	-	42	95	936
Life Insurance	4,522	1,450	-	29	(30)	472
Institutional Markets	1,932	792	-	13	5	257
Total Life and Retirement	14,680	8,238	-	166	700	3,343
Other Operations	2,866	2,406	-	1,091	94	(1,489)
AIG consolidation and eliminations	103	114	-	83	-	39
Total	$47,997	$13,601	$(3,137)	$1,340	$5,390	$1,599
Reconciling items to pre-tax income:
Changes in fair value of securities used to hedge guaranteed
living benefits	(128)	(128)	-	-	-	(154)
Changes in benefit reserves and DAC, VOBA and SIA related to
net realized capital gains (losses)	-	-	-	-	(4)	6
Changes in the fair value of equity securities	(184)	(184)	-	-	-	(184)
Other income (expense) - net	(53)	-	-	-	-	-
Loss on extinguishment of debt	-	-	-	-	-	(7)
Net realized capital losses(b)	(254)	(203)	-	(31)	-	(199)
Income from divested businesses	-	-	-	-	-	38
Non-operating litigation reserves and settlements	11	-	-	-	-	(19)
Unfavorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	-	-	-	-	(675)
Net loss reserve discount benefit	-	-	-	-	-	371
Integration and transaction costs associated with acquiring or divesting
businesses	-	-	-	-	-	(124)
Restructuring and other costs	-	-	-	-	-	(395)
Non-recurring costs related to regulatory or accounting changes	-	-	-	-	-	-
Revenues and pre-tax income	$47,389	$13,086	$(3,137)	$1,309	$5,386	$257

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

AIG | 2020 Form 10-K 201

ITEM 8 | Notes to Consolidated Financial Statements | 3. Segment Information

The following table presents AIG’s year-end identifiable assets and capital expenditures by segment:

	Year-End Identifiable Assets		Capital Expenditures
(in millions)	2020	2019	2020	2019
General Insurance	$156,590	$156,358	$156	$105
Life and Retirement	396,275	371,742	107	104
Other Operations	33,616	(3,036)	90	95
Total Assets	$586,481	$525,064	$353	$304

The following table presents AIG’s consolidated total revenues and real estate and other fixed assets, net of accumulated depreciation, by major geographic area:

				Real Estate and Other Fixed Assets,
	Total Revenues*			Net of Accumulated Depreciation
(in millions)	2020	2019	2018	2020	2019	2018
North America	$30,204	$36,930	$31,376	$1,230	$1,333	$1,479
International	13,532	12,816	16,013	610	620	693
Consolidated	$43,736	$49,746	$47,389	$1,840	$1,953	$2,172

*Revenues are generally reported according to the geographic location of the segment. International revenues consists of revenues from our General Insurance International operating segment.

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

In addition, Validus participates in the market for insurance-linked securities (ILS) primarily through AlphaCat Managers, Ltd (AlphaCat). AlphaCat is an asset manager primarily for third-party investors and in connection with the issuance of ILS invests in AlphaCat funds which are considered VIEs. ILS are financial instruments for which the values are determined based on insurance losses caused primarily by natural catastrophes such as major earthquakes and hurricanes. We report the investment in AlphaCat funds, which is approximately $118 million and $124 million at December 31, 2020 and December 31, 2019, respectively, in Other Invested Assets in the Consolidated Balance Sheets.

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

Year Ended December 31,
(dollars in millions, except per common share data)	2018*
Total revenues	$48,588
Net income	16
Net loss attributable to AIG common shareholders	(51)

Loss per common share attributable to AIG common shareholders:
Basic:
Net loss attributable to AIG common shareholders	(0.06)
Diluted:
Net loss attributable to AIG common shareholders	(0.06)

*Pro forma adjustments were made to Validus’ external reporting results prior to the acquisition date for the deconsolidation of certain asset management entities consistent with AIG’s post acquisition accounting, which had no impact on Net income attributable to Validus.

202 AIG | 2020 Form 10-K

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

Valuation Methodologies of Financial Instruments Measured at Fair Value

Incorporation of Credit Risk in Fair Value Measurements

• Our Own Credit Risk. Fair value measurements for certain liabilities incorporate our own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to us at the balance sheet date by reference to observable AIG credit default swaps (CDS) or cash bond spreads. We calculate the effect of credit spread changes using discounted cash flow techniques that incorporate current market interest rates. A derivative counterparty’s net credit exposure to us is determined based on master netting agreements, when applicable, which take into consideration all derivative positions with us, as well as collateral we post with the counterparty at the balance sheet date. For a description of how we incorporate our own credit risk in the valuation of embedded derivatives related to certain annuity and life insurance products see – Embedded Derivatives within Policyholder Contract Deposits below.

AIG | 2020 Form 10-K 203

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

For fair values measured based on internal models, the cost of credit protection is determined under a discounted present value approach considering the market levels for single name CDS spreads for each specific counterparty, the mid-market value of the net exposure (reflecting the amount of protection required) and the weighted average life of the net exposure. CDS spreads are provided to us by an independent third party. We utilize an interest rate based on the benchmark LIBOR curve to derive our discount rates.

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

204 AIG | 2020 Form 10-K

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

AIG | 2020 Form 10-K 205

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

206 AIG | 2020 Form 10-K

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

Fortitude Re funds withheld payable

The reinsurance transactions between AIG and Fortitude Re were structured as modified coinsurance (modco) and loss portfolio transfer arrangements with funds withheld (funds withheld). As a result of the deconsolidation resulting from the Majority Interest Fortitude Sale, AIG has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through realized capital gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements. The fair value of the underlying assets is generally based on market observable inputs using industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy.

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

Borrowings under obligations of guaranteed investment agreements (GIAs), which are guaranteed by us, are recorded at fair value using discounted cash flow calculations based on interest rates currently being offered for similar contracts and our current market observable implicit credit spread rates with maturities consistent with those remaining for the contracts being valued. Obligations may be called at various times prior to maturity at the option of the counterparty. Interest rates on these borrowings are primarily fixed, vary by maturity and range up to 7.15 percent.

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

AIG | 2020 Form 10-K 207

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

December 31, 2020				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$73	$4,053	$-	$-	$-	$4,126
Obligations of states, municipalities and political subdivisions	-	14,019	2,105	-	-	16,124
Non-U.S. governments	28	15,312	5	-	-	15,345
Corporate debt	-	166,949	2,349	-	-	169,298
RMBS	-	19,771	11,694	-	-	31,465
CMBS	-	15,211	922	-	-	16,133
CDO/ABS	-	9,191	9,814	-	-	19,005
Total bonds available for sale	101	244,506	26,889	-	-	271,496
Other bond securities:
U.S. government and government sponsored entities	-	1,845	-	-	-	1,845
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	12	-	-	-	12
RMBS	-	290	139	-	-	429
CMBS	-	273	47	-	-	320
CDO/ABS	-	173	2,512	-	-	2,685
Total other bond securities	-	2,593	2,698	-	-	5,291
Equity securities	929	76	51	-	-	1,056
Other invested assets(b)	-	102	1,827	-	-	1,929
Derivative assets:
Interest rate contracts	-	4,637	-	-	-	4,637
Foreign exchange contracts	-	1,020	2	-	-	1,022
Equity contracts	9	923	198	-	-	1,130
Credit contracts	-	-	2	-	-	2
Other contracts	-	-	14	-	-	14
Counterparty netting and cash collateral	-	-	-	(3,812)	(2,219)	(6,031)
Total derivative assets	9	6,580	216	(3,812)	(2,219)	774
Short-term investments	2,379	3,589	-	-	-	5,968
Other assets	-	-	113	-	-	113
Separate account assets	96,560	3,730	-	-	-	100,290
Total	$99,978	$261,176	$31,794	$(3,812)	$(2,219)	$386,917
Liabilities:
Policyholder contract deposits	$-	$-	$9,798	$-	$-	$9,798
Derivative liabilities:
Interest rate contracts	1	4,435	-	-	-	4,436
Foreign exchange contracts	-	1,090	-	-	-	1,090
Equity contracts	14	162	47	-	-	223
Credit contracts	-	23	44	-	-	67
Other contracts	-	-	6	-	-	6
Counterparty netting and cash collateral	-	-	-	(3,812)	(1,441)	(5,253)
Total derivative liabilities	15	5,710	97	(3,812)	(1,441)	569
Fortitude Re funds withheld payable	-	-	6,042	-	-	6,042
Other liabilities	-	1	-	-	-	1
Long-term debt	-	2,097	-	-	-	2,097
Total	$15	$7,808	$15,937	$(3,812)	$(1,441)	$18,507
208 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

December 31, 2019				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$135	$5,245	$-	$-	$-	$5,380
Obligations of states, municipalities and political subdivisions	-	13,197	2,121	-	-	15,318
Non-U.S. governments	60	14,809	-	-	-	14,869
Corporate debt	-	147,973	1,663	-	-	149,636
RMBS	-	19,397	13,408	-	-	32,805
CMBS	-	13,377	1,053	-	-	14,430
CDO/ABS	-	10,962	7,686	-	-	18,648
Total bonds available for sale	195	224,960	25,931	-	-	251,086
Other bond securities:
U.S. government and government sponsored entities	-	2,121	-	-	-	2,121
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	18	-	-	-	18
RMBS	-	346	143	-	-	489
CMBS	-	272	50	-	-	322
CDO/ABS	-	187	3,545	-	-	3,732
Total other bond securities	-	2,944	3,738	-	-	6,682
Equity securities	756	77	8	-	-	841
Other invested assets(b)	-	86	1,192	-	-	1,278
Derivative assets:
Interest rate contracts	1	3,199	-	-	-	3,200
Foreign exchange contracts	-	1,034	6	-	-	1,040
Equity contracts	5	593	171	-	-	769
Credit contracts	-	-	3	-	-	3
Other contracts	-	-	14	-	-	14
Counterparty netting and cash collateral	-	-	-	(2,427)	(1,806)	(4,233)
Total derivative assets	6	4,826	194	(2,427)	(1,806)	793
Short-term investments	2,299	3,044	-	-	-	5,343
Other assets	57	2,212	89	-	-	2,358
Separate account assets	89,069	4,203	-	-	-	93,272
Total	$92,382	$242,352	$31,152	$(2,427)	$(1,806)	$361,653
Liabilities:
Policyholder contract deposits	$-	$-	$6,910	$-	$-	$6,910
Derivative liabilities:
Interest rate contracts	4	2,745	-	-	-	2,749
Foreign exchange contracts	-	1,025	-	-	-	1,025
Equity contracts	8	111	20	-	-	139
Credit contracts	-	24	65	-	-	89
Other contracts	-	-	7	-	-	7
Counterparty netting and cash collateral	-	-	-	(2,427)	(527)	(2,954)
Total derivative liabilities	12	3,905	92	(2,427)	(527)	1,055
Other liabilities	-	45	-	-	-	45
Long-term debt	-	2,062	-	-	-	2,062
Total	$12	$6,012	$7,002	$(2,427)	$(527)	$10,072

(a)Represents netting of derivative exposures covered by qualifying master netting agreements.

(b) Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $6.5 billion and $5.5 billion as of December 31, 2020 and December 31, 2019, respectively.

AIG | 2020 Form 10-K 209

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the years ended December 31, 2020 and 2019 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Consolidated Balance Sheets at December 31, 2020 and 2019:

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		Gains		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	(Losses)	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Net	In	Out	Businesses	of Year	at End of Year	at End of Year
December 31, 2020
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,121	$7	$211	$123	$27	$(384)	$-	$2,105	$-	$208
Non-U.S. governments	-	-	-	4	7	(6)	-	5	-	-
Corporate debt	1,663	(110)	65	11	1,482	(762)	-	2,349	-	79
RMBS	13,408	745	(337)	(1,200)	29	(951)	-	11,694	-	(172)
CMBS	1,053	18	60	(1)	23	(231)	-	922	-	55
CDO/ABS	7,686	35	123	359	2,531	(920)	-	9,814	-	106
Total bonds available for sale(a)	25,931	695	122	(704)	4,099	(3,254)	-	26,889	-	276
Other bond securities:
RMBS	143	9	-	(13)	-	-	-	139	5	-
CMBS	50	-	-	(3)	-	-	-	47	(2)	-
CDO/ABS	3,545	293	-	(1,326)	-	-	-	2,512	17	-
Total other bond securities	3,738	302	-	(1,342)	-	-	-	2,698	20	-
Equity securities	8	(1)	6	35	40	(37)	-	51	-	-
Other invested assets	1,192	100	(3)	388	150	-	-	1,827	51	-
Other assets	89	-	-	62	-	-	(38)	113	-	-
Total	$30,958	$1,096	$125	$(1,561)	$4,289	$(3,291)	$(38)	$31,578	$71	$276
		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		(Gains)		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	Losses	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Net	In	Out	Businesses	of Year	at End of Year	at End of Year
Liabilities:
Policyholder contract deposits	$6,910	$2,681	$-	$207	$-	$-	$-	$9,798	$(1,515)	$-
Derivative liabilities, net:
Interest rate contracts	-	(1)	-	1	-	-	-	-	2	-
Foreign exchange contracts	(6)	3	-	1	-	-	-	(2)	1	-
Equity contracts	(151)	4	-	(8)	(1)	5	-	(151)	(33)	-
Credit contracts	62	(47)	-	27	-	-	-	42	8	-
Other contracts	(7)	(63)	-	62	-	-	-	(8)	62	-
Total derivative liabilities, net(b)	(102)	(104)	-	83	(1)	5	-	(119)	40	-
Fortitude Re funds withheld payable	-	2,645	-	(276)	-	-	3,673	6,042	(1,377)	-
Total	$6,808	$5,222	$-	$14	$(1)	$5	$3,673	$15,721	$(2,852)	$-

210 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

		Net		Purchases,						Changes in
		Realized and		Sales,						Unrealized Gains
		Unrealized		Issuances						(Losses) Included
	Fair Value	Gains (Losses)	Other	and	Gross	Gross	Reclassification		Fair Value	in Income on
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	of Held	Divested	End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Net	In	Out	for Sale(c)	Businesses	of Year	at End of Year
December 31, 2019
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,000	$(2)	$247	$282	$51	$(457)	$-	$-	$2,121	$-
Non-U.S. governments	11	5	1	(6)	5	(16)	-	-	-	-
Corporate debt	864	(7)	88	(540)	1,513	(255)	-	-	1,663	-
RMBS	14,199	782	55	(1,403)	83	(287)	(21)	-	13,408	-
CMBS	917	24	47	448	58	(441)	-	-	1,053	-
CDO/ABS	9,102	33	116	112	120	(1,780)	(17)	-	7,686	-
Total bonds available for sale	27,093	835	554	(1,107)	1,830	(3,236)	(38)	-	25,931	-
Other bond securities:
RMBS	1,290	80	-	(1,227)	-	-	-	-	143	2
CMBS	77	5	-	(18)	-	(14)	-	-	50	6
CDO/ABS	4,478	361	-	(1,198)	-	(96)	-	-	3,545	149
Total other bond securities	5,845	446	-	(2,443)	-	(110)	-	-	3,738	157
Equity securities	27	-	-	(20)	2	(1)	-	-	8	1
Other invested assets	587	20	2	(33)	616	-	-	-	1,192	22
Other assets	58	-	-	(7)	-	-	38	-	89	-
Total	$33,610	$1,301	$556	$(3,610)	$2,448	$(3,347)	$-	$-	$30,958	$180
		Net		Purchases,						Changes in
		Realized and		Sales,						Unrealized Gains
		Unrealized		Issuances						(Losses) Included
	Fair Value	(Gains) Losses	Other	and	Gross	Gross	Reclassification		Fair Value	in Income on
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	of Held	Divested	End	Instruments Held
(in millions)	of Year	in Income	Income (Loss)	Net	In	Out	for Sale(a)	Businesses	of Year	at End of Year
Liabilities:
Policyholder contract deposits	$4,116	$1,947	$-	$847	$-	$-	$-	$-	$6,910	$(1,307)
Derivative liabilities, net:
Interest rate contracts	15	3	-	(18)	-	-	-	-	-	1
Foreign exchange contracts	(5)	(7)	-	6	-	-	-	-	(6)	3
Equity contracts	(75)	(43)	-	(33)	-	-	-	-	(151)	51
Credit contracts	227	(84)	-	(81)	-	-	-	-	62	46
Other contracts	(9)	(67)	-	69	-	-	-	-	(7)	66
Total derivative liabilities, net(b)	153	(198)	-	(57)	-	-	-	-	(102)	167
Total	$4,269	$1,749	$-	$790	$-	$-	$-	$-	$6,808	$(1,140)

(a) As a result of the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020, credit losses are included in net realized and unrealized (gains) losses included in income.

(b) Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(c) Reported in Other assets in the Consolidated Balance Sheet.

AIG | 2020 Form 10-K 211

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
December 31, 2020
Assets:
Bonds available for sale*	$733	$(38)	$-	$695
Other bond securities	34	268	-	302
Equity securities	-	(1)	-	(1)
Other invested assets	98	2	-	100
December 31, 2019
Assets:
Bonds available for sale	$862	$(27)	$-	$835
Other bond securities	226	220	-	446
Equity securities	-	-	-	-
Other invested assets	20	-	-	20

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
December 31, 2020
Liabilities:
Policyholder contract deposits	$-	$2,681	$-	$2,681
Derivative liabilities, net	-	(47)	(57)	(104)
Fortitude Re funds withheld payable	-	2,645	-	2,645
December 31, 2019
Liabilities:
Policyholder contract deposits	$-	$1,947	$-	$1,947
Derivative liabilities, net	-	(134)	(64)	(198)

* As a result of the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020, credit losses are included in net realized capital gains (losses).
212 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for years ended December 31, 2020 and 2019 related to Level 3 assets and liabilities in the Consolidated Balance Sheets:

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
December 31, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$219	$(20)	$(76)	$123
Non-U.S. governments	7	(2)	(1)	4
Corporate debt	300	(24)	(265)	11
RMBS	1,118	(33)	(2,285)	(1,200)
CMBS	56	(17)	(40)	(1)
CDO/ABS	1,904	(408)	(1,137)	359
Total bonds available for sale	3,604	(504)	(3,804)	(704)
Other bond securities:
RMBS	37	(16)	(34)	(13)
CMBS	-	-	(3)	(3)
CDO/ABS	35	(579)	(782)	(1,326)
Total other bond securities	72	(595)	(819)	(1,342)
Equity securities	40	(5)	-	35
Other invested assets	480	-	(92)	388
Other assets	55	-	7	62
Total assets	$4,251	$(1,104)	$(4,708)	$(1,561)
Liabilities:
Policyholder contract deposits	$-	$713	$(506)	$207
Derivative liabilities, net	(68)	8	143	83
Fortitude Re funds withheld payable	-	-	(276)	(276)
Total liabilities	$(68)	$721	$(639)	$14
December 31, 2019
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$362	$(19)	$(61)	$282
Non-U.S. governments	-	-	(6)	(6)
Corporate debt	172	(129)	(583)	(540)
RMBS	1,418	(27)	(2,794)	(1,403)
CMBS	539	-	(91)	448
CDO/ABS	2,145	(561)	(1,472)	112
Total bonds available for sale	4,636	(736)	(5,007)	(1,107)
Other bond securities:
RMBS	-	(1,101)	(126)	(1,227)
CMBS	18	(33)	(3)	(18)
CDO/ABS	-	(386)	(812)	(1,198)
Total other bond securities	18	(1,520)	(941)	(2,443)
Equity securities	8	-	(28)	(20)
Other invested assets	97	-	(130)	(33)
Other assets	-	-	(7)	(7)
Total assets	$4,759	$(2,256)	$(6,113)	$(3,610)
Liabilities:
Policyholder contract deposits	$-	$852	$(5)	$847
Derivative liabilities, net	(44)	-	(13)	(57)
Total liabilities	$(44)	$852	$(18)	$790

(a)There were no issuances during the years ended December 31, 2020 and 2019.

AIG | 2020 Form 10-K 213

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2020 and 2019 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $(183) million and $(46) million of net gains (losses) related to assets and liabilities transferred into Level 3 during 2020 and 2019, respectively, and includes $4 million and $30 million of net gains (losses) related to assets and liabilities transferred out of Level 3 during 2020 and 2019, respectively.

Transfers of Level 3 Assets

During the years ended December 31, 2020 and 2019, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types. Additionally, during 2019, a consolidated investment company acquired certain real estate investments.

During the years ended December 31, 2020 and 2019, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of corporate debt, RMBS, CMBS, CDO/ABS and certain investments in municipal securities out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the years ended December 31, 2020 and 2019.

Divested Businesses

The Level 3 liabilities for the year ended December 31, 2020 includes an embedded derivative associated with the funds withheld payable to Fortitude Re that was established as a result of the Majority Interest Fortitude Sale.

214 AIG | 2020 Form 10-K

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

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2020	Technique	Unobservable Input(b)	(Weighted Average)(c)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,670	Discounted cash flow	Yield	2.82% - 3.39% (3.11%)

Corporate debt	1,591	Discounted cash flow	Yield	2.13% - 7.82% (4.97%)

RMBS(a)	11,297	Discounted cash flow	Constant prepayment rate	3.90% - 11.99% (7.94%)
			Loss severity	30.08% - 78.49% (54.29%)
			Constant default rate	1.45% - 6.19% (3.82%)
			Yield	1.69% - 4.25% (2.97%)

CDO/ABS(a)	8,324	Discounted cash flow	Yield	1.93% - 4.85% (3.39%)

CMBS	541	Discounted cash flow	Yield	0.92% - 5.89% (3.40%)

Liabilities:(d):

Embedded derivatives within
Policyholder contract deposits:

Variable annuity guaranteed
minimum withdrawal benefits
(GMWB)	3,572	Discounted cash flow	Equity volatility	6.45% - 50.85%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.06% - 1.48%

Index annuities including certain
GMWB	5,538	Discounted cash flow	Lapse rate	0.38% - 50.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	80.00% - 100.00%
			Option budget	0.00% - 4.00%
			NPA(f)	0.06% - 1.48%

Indexed life	649	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(f)	0.06% - 1.48%

AIG | 2020 Form 10-K 215

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2019	Technique	Unobservable Input(b)	(Weighted Average)(c)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,633	Discounted cash flow	Yield	3.35% - 3.95% (3.65%)

Corporate debt	1,087	Discounted cash flow	Yield	3.48% - 6.22% (4.85%)

RMBS(a)	11,746	Discounted cash flow	Constant prepayment rate	4.00% - 12.89% (8.44%)
			Loss severity	33.68% - 76.91% (55.29%)
			Constant default rate	1.68% - 6.17% (3.93%)
			Yield	2.52% - 4.53% (3.52%)

CDO/ABS(a)	6,025	Discounted cash flow	Yield	2.92% - 4.91% (3.91%)

CMBS	476	Discounted cash flow	Yield	2.77% - 5.18% (3.97%)

Liabilities:

Embedded derivatives within
Policyholder contract deposits:

GMWB	2,474	Discounted cash flow	Equity volatility	6.15% - 48.85%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.12% - 1.53%

Index annuities	3,895	Discounted cash flow	Lapse rate	0.31% - 50.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Option budget	1.00% - 4.00%
			NPA(f)	0.12% - 1.53%

Indexed life	510	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(f)	0.12% - 1.53%

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

(d) The Fortitude Re funds withheld payable has been excluded from the above table. As discussed in Note 8, the Fortitude Re funds withheld payable is created through modco and funds withheld reinsurance arrangements where the investments supporting the reinsurance agreements are withheld by, and continue to reside on AIG’s balance sheet. This embedded derivative is valued as a total return swap with reference to the fair value of the invested assets held by AIG. Accordingly, the unobservable inputs utilized in the valuation of the embedded derivative are a component of the invested assets supporting the reinsurance agreements that are held on AIG’s balance sheet.

(e) Mortality inputs are shown as multipliers of the 2012 Individual Annuity Mortality Basic table.

(f) The non-performance risk adjustment (NPA) applied as a spread over risk-free curve for discounting.

(g) The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders that are accounted for as an embedded derivative. The total embedded derivative liability at December 31, 2020 is approximately $726 million. The remaining guaranteed minimum riders on the index annuities are valued under the accounting guidance for certain nontraditional long-duration contracts.

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

216 AIG | 2020 Form 10-K

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

AIG | 2020 Form 10-K 217

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

		December 31, 2020		December 31, 2019
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,752	$1,960	$1,189	$1,543

Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	908	445	400	290

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	167	171	111	155

Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	703	55	422	57

Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	400	155	325	414

Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	683	365	773	206
Total private equity funds		4,613	3,151	3,220	2,665
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	411	-	727	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	361	-	539	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	807	-	894	-

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	301	1	169	1
Total hedge funds		1,880	1	2,329	1
Total		$6,493	$3,152	$5,549	$2,666

218 AIG | 2020 Form 10-K

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

For additional information on securities and other invested assets for which we have elected the fair value option refer to Note 6 herein.

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Years Ended December 31,	Gain (Loss)
(in millions)	2020	2019	2018
Assets:
Bond and equity securities	$552	$1,046	$343
Alternative investments(a)	685	591	213
Liabilities:
Long-term debt(b)	(176)	(181)	(1)
Total gain	$1,061	$1,456	$555

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

The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	December 31, 2020			December 31, 2019
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Liabilities:
Long-term debt*	$2,097	$1,479	$618	$2,062	$1,502	$560

*Includes GIAs, notes, bonds, loans and mortgages payable.

AIG | 2020 Form 10-K 219

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include cost and equity-method investments, commercial mortgage loans and commercial loans, investments in real estate and other fixed assets, goodwill and other intangible assets.

For additional information about how we test various asset classes for impairment see Notes 6 and 7 herein.

Information regarding the estimation of fair value for financial instruments measured at fair value on a non-recurring basis is discussed below.

Impairments for Other investments primarily relate to real estate investments as well as commercial loans and commercial mortgage loans, the fair value determination for which is discussed above under the heading Valuation Methodologies of Financial Instruments Measured at Fair Value.

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2020	2019	2018
December 31, 2020
Other investments	$-	$-	$376	$376	$77	$76	$97
Other assets	-	-	28	28	14	74	64
Total	$-	$-	$404	$404	$91	$150	$161
December 31, 2019
Other investments	$-	$-	$329	$329
Other assets	-	-	1	1
Total	$-	$-	$330	$330

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

220 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 5. Fair Value Measurements

• Fortitude Re funds withheld payable: The funds withheld payable contains an embedded derivative and the changes in its fair value are recognized in earnings each period. The difference between the total Fortitude Re funds withheld payable and the embedded derivative represents the host contract.

• Long-term debt and debt of consolidated investment entities: Fair values of these obligations were determined by reference to quoted market prices, when available and appropriate, or discounted cash flow calculations based upon our current market-observable implicit-credit-spread rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

• Separate Account Liabilities – Investment Contracts: Only the portion of separate account liabilities related to products that are investment contracts are reflected in the table below. Separate account liabilities are recorded at the amount credited to the contract holder, which reflects the change in fair value of the corresponding separate account assets including contract holder deposits less withdrawals and fees; therefore, carrying value approximates fair value.

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
December 31, 2020
Assets:
Mortgage and other loans receivable	$-	$95	$48,541	$48,636	$45,562
Other invested assets	-	837	6	843	843
Short-term investments	-	12,235	-	12,235	12,235
Cash	2,827	-	-	2,827	2,827
Other assets	209	14	-	223	223
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	214	144,357	144,571	130,435
Fortitude Re funds withheld payable	-	-	37,018	37,018	37,018
Other liabilities	-	3,695	-	3,695	3,695
Long-term debt and debt of consolidated investment entities	-	32,056	8,330	40,386	35,437
Separate account liabilities - investment contracts	-	95,610	-	95,610	95,610
December 31, 2019
Assets:
Mortgage and other loans receivable	$-	$101	$48,904	$49,005	$46,984
Other invested assets	-	735	6	741	742
Short-term investments	-	7,887	-	7,887	7,887
Cash	2,856	-	-	2,856	2,856
Other assets	291	20	-	311	311
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	255	132,991	133,246	126,137
Other liabilities	15	3,048	-	3,063	3,063
Long-term debt and debt of consolidated investment entities	-	27,024	8,883	35,907	33,288
Separate account liabilities - investment contracts	-	88,770	-	88,770	88,770

AIG | 2020 Form 10-K 221

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

6. Investments

Fixed Maturity Securities

Subsequent to the adoption of the Financial Instruments Credit Losses Standard on January 1, 2020

Bonds held to maturity are carried at amortized cost when we have the ability and positive intent to hold these securities until maturity. When we do not have the ability or positive intent to hold bonds until maturity, these securities are classified as available for sale or are measured at fair value at our election. None of our fixed maturity securities met the criteria for held to maturity classification at December 31, 2020 or 2019.

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

222 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

December 31, 2020	Amortized	Allowance	Gross	Gross
	Cost or	for Credit	Unrealized	Unrealized	Fair
(in millions)	Cost	Losses(a)	Gains	Losses	Value
Bonds available for sale:
U.S. government and government sponsored entities	$3,640	$-	$503	$(17)	$4,126
Obligations of states, municipalities and political subdivisions	13,915	-	2,216	(7)	16,124
Non-U.S. governments	14,231	(4)	1,181	(63)	15,345
Corporate debt	150,111	(164)	19,905	(554)	169,298
Mortgage-backed, asset-backed and collateralized:
RMBS	28,551	(16)	3,000	(70)	31,465
CMBS	15,182	(1)	1,023	(71)	16,133
CDO/ABS	18,707	(1)	425	(126)	19,005
Total mortgage-backed, asset-backed and collateralized	62,440	(18)	4,448	(267)	66,603
Total bonds available for sale(b)	$244,337	$(186)	$28,253	$(908)	$271,496

December 31, 2019					Other-Than-
	Amortized	Gross	Gross		Temporary
	Cost or	Unrealized	Unrealized	Fair	Impairments
(in millions)	Cost	Gains	Losses	Value	in AOCI(c)
Bonds available for sale:
U.S. government and government sponsored entities	$5,108	$316	$(44)	$5,380	$-
Obligations of states, municipalities and political subdivisions	13,960	1,390	(32)	15,318	-
Non-U.S. governments	14,042	884	(57)	14,869	(18)
Corporate debt	138,046	12,090	(500)	149,636	7
Mortgage-backed, asset-backed and collateralized:
RMBS	29,802	3,067	(64)	32,805	1,149
CMBS	13,879	576	(25)	14,430	34
CDO/ABS	18,393	348	(93)	18,648	14
Total mortgage-backed, asset-backed and collateralized	62,074	3,991	(182)	65,883	1,197
Total bonds available for sale(b)	$233,230	$18,671	$(815)	$251,086	$1,186

(a)Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net Realized Capital Gains and Losses and are not recognized in other comprehensive income.

(b)At December 31, 2020 and 2019, bonds available for sale held by us that were below investment grade or not rated totaled $28.2 billion and $27.8 billion, respectively.

(c) Represents the amount of other-than-temporary impairments recognized in AOCI. Amount includes unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

AIG | 2020 Form 10-K 223

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

Securities Available for Sale in a Loss Position for Which No Allowance for Credit Loss Has Been Recorded

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit loss has been recorded:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
December 31, 2,020.0
Bonds available for sale:
U.S. government and government sponsored entities	$649	$17	$-	$-	$649	$17
Obligations of states, municipalities and political
subdivisions	267	4	78	3	345	7
Non-U.S. governments	1,287	28	262	33	1,549	61
Corporate debt	11,715	348	1,283	81	12,998	429
RMBS	3,486	40	282	18	3,768	58
CMBS	1,644	58	346	12	1,990	70
CDO/ABS	5,456	81	3,063	45	8,519	126
Total bonds available for sale	$24,504	$576	$5,314	$192	$29,818	$768

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

At December 31, 2020, we held 5,105 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 949 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2019, we held 5,695 individual fixed maturity securities that were in an unrealized loss position, of which 1,254 individual fixed maturity securities were in a continuous unrealized loss position for 12 months or more. We did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2020 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.
224 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities
	Available for Sale
	Amortized Cost,
(in millions)	Net of Allowance	Fair Value
December 31, 2020
Due in one year or less	$10,619	$10,734
Due after one year through five years	43,405	45,248
Due after five years through ten years	40,927	45,241
Due after ten years	86,778	103,670
Mortgage-backed, asset-backed and collateralized	62,422	66,603
Total	$244,151	$271,496

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Years Ended December 31,
	2020		2019		2018
	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$1,824	$810	$650	$330	$331	$476
Equity securities	-	-	-	-	16	-
Total	$1,824	$810	$650	$330	$347	$476

For the year ended December 31, 2020, the aggregate fair value of available for sale securities sold was $23.0 billion, which resulted in net realized capital gains (losses) of $1.0 billion. Included within the net realized capital gains (losses) is $707 million of realized capital gains for the year ended December 31, 2020, which relate to the Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG (Fortitude Re funds withheld assets) for the period after deconsolidation of Fortitude Re. These realized capital gains are included in Net realized capital gains (losses) on Fortitude Re funds withheld assets.

For the years ended December 31, 2019 and 2018, the aggregate fair value of available for sale securities sold was $22.0 billion and $25.1 billion, respectively, which resulted in net realized capital gains (losses) of $320 million and $(129) million, respectively.

AIG | 2020 Form 10-K 225

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

Other Securities Measured at Fair Value

The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

	December 31, 2020		December 31, 2019
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$1,845	29%	$2,121	28%
Corporate debt	12	-	18	-
Mortgage-backed, asset-backed and collateralized:
RMBS	429	7	489	7
CMBS	320	5	322	4
CDO/ABS and other collateralized	2,685	42	3,732	50
Total mortgage-backed, asset-backed and collateralized	3,434	54	4,543	61
Total fixed maturity securities	5,291	83	6,682	89
Equity securities	1,056	17	841	11
Total	$6,347	100%	$7,523	100%

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	December 31,	December 31,
(in millions)	2020	2019
Alternative investments(a) (b)	$9,572	$8,845
Investment real estate(c)	7,930	8,491
All other investments(d)	1,558	1,456
Total	$19,060	$18,792

(a)At December 31, 2020, included hedge funds of $2.3 billion, private equity funds of $7.0 billion, and affordable housing partnerships of $257 million. At December 31, 2019, included hedge funds of $3.3 billion, private equity funds of $5.2 billion, and affordable housing partnerships of $331 million.

(b) At December 31, 2020, approximately 68 percent of our hedge fund portfolio is available for redemption in 2021. The remaining 32 percent will be available for redemption between 2022 and 2027.

(c) Net of accumulated depreciation of $756 million and $703 million in 2020 and 2019, respectively.

(d) Includes AIG’s 3.5 percent ownership interest in Fortitude Holdings which is recorded using the measurement alternative for equity securities and is carried at cost, which was $100 million as of December 31, 2020.

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

226 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

Summarized Financial Information of Equity Method Investees

The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option has been elected:

Years Ended December 31,
(in millions)	2020	2019	2018
Operating results:
Total revenues	$13,090	$8,045	$15,310
Total expenses	(2,897)	(3,115)	(3,200)
Net income	$10,193	$4,930	$12,110
At December 31,
(in millions)		2020	2019
Balance sheet:
Total assets		$85,083	$93,773
Total liabilities		$(10,462)	$(14,218)

The following table presents the carrying amount and ownership percentage of equity method investments at December 31, 2020 and 2019:

	2020		2019
	Carrying	Ownership	Carrying	Ownership
(in millions)	Value	Percentage	Value	Percentage
Equity method investments	$4,548	Various	$5,911	Various

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

• Prepayment premiums.

AIG | 2020 Form 10-K 227

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

The following table presents the components of Net investment income:

Years Ended December 31,	2020			2019	2018
	Excluding Fortitude	Fortitude Re
	Re Funds	Funds Withheld
(in millions)	Withheld Assets	Assets(d)	Total	Total	Total
Available for sale fixed maturity securities, including short-term
investments	$9,508	$851	$10,359	$10,768	$10,494
Other fixed maturity securities(a)	540	13	553	1,015	437
Equity securities	200	-	200	159	(170)
Interest on mortgage and other loans	1,883	106	1,989	2,030	1,883
Alternative investments(b)	913	99	1,012	1,088	655
Real estate	195	-	195	304	307
Other investments(c)	(120)	1	(119)	(220)	(27)
Total investment income	13,119	1,070	14,189	15,144	13,579
Investment expenses	541	17	558	525	493
Net investment income	$12,578	$1,053	$13,631	$14,619	$13,086

(a)Included in the years ended December 31, 2020, 2019 and 2018 was income of $195 million, $177 million and $19 million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below.

(b) Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

(c) Included in the years ended December 31, 2020, 2019 and 2018 were losses of $162 million, $161 million and $21 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.

(d) Represents activity subsequent to the deconsolidation of Fortitude Re on June 2, 2020.

Net Realized Capital Gains and Losses

Net realized capital gains and losses are determined by specific identification. The net realized capital gains and losses are generated primarily from the following sources:

• Sales of available for sale fixed maturity securities, real estate and other alternative investments.

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

228 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

The following table presents the components of Net realized capital gains (losses):

Years Ended December 31,	2020			2019	2018
	Excluding	Fortitude Re
	Fortitude Re	Funds
	Funds	Withheld
(in millions)	Withheld Assets	Assets(c)	Total	Total	Total
Sales of fixed maturity securities	$307	$707	$1,014	$320	$(145)
Sales of equity securities	-	-	-	-	16
Other-than-temporary impairments	-	-	-	(174)	(251)
Intent to sell(a)	(3)	-	(3)	-	-
Change in allowance for credit losses on fixed maturity securities	(270)	(10)	(280)	-	-
Change in allowance for credit losses on loans	(105)	2	(103)	(46)	(92)
Foreign exchange transactions	365	13	378	227	(182)
Variable annuity embedded derivatives, net of related hedges	166	-	166	(294)	304
All other derivatives and hedge accounting	(672)	(249)	(921)	(22)	417
Loss on sale of private equity funds	-	-	-	-	(321)
Other(b)	156	-	156	621	203
Net realized capital gains (losses) – excluding Fortitude Re
funds withheld embedded derivative	(56)	463	407	632	(51)
Net realized capital gains (losses) on Fortitude Re funds withheld
embedded derivative	-	(2,645)	(2,645)	-	-
Net realized capital gains (losses)	$(56)	$(2,182)	$(2,238)	$632	$(51)

(a)In 2019 and 2018, Intent to sell was included in Other-than-temporary impairments.

(b) In 2019, includes $200 million from the sale and concurrent leaseback of our corporate headquarters and $300 million as a result of sales in investment real estate properties. In 2018, primarily includes $96 million and $49 million of realized gains on the sale of shares of OneMain Holdings, Inc. and an investment in Castle Holdings LLC’s aircraft assets, respectively.

(c) Represents activity subsequent to the deconsolidation of Fortitude Re on June 2, 2020.

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Years Ended
	December 31,
(in millions)	2020	2019
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$9,489	$14,245
Other investments	2	(70)
Total increase (decrease) in unrealized appreciation (depreciation) of investments*	$9,491	$14,175

*Excludes net unrealized gains and losses attributable to businesses held for sale at December 31, 2019.

The following table summarizes the unrealized gains and losses recognized in Net Investment Income during the reporting period on equity securities still held at the reporting date:

Years Ended December 31,	2020			2019
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains and losses recognized during the year on equity securities	$200	$832	$1,032	$159	$744	$903
Less: Net gains and losses recognized during the year on equity
securities sold during the year	(23)	46	23	39	159	198
Unrealized gains and losses recognized during the reporting
period on equity securities still held at the reporting date	$223	$786	$1,009	$120	$585	$705

AIG | 2020 Form 10-K 229

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

For fixed maturity securities for which a decline in the fair value below the amortized cost is due to credit related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to realized capital losses. The allowance for credit losses is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit related factors is presented in unrealized appreciation (depreciation) of fixed maturity securities on which an allowance for credit losses was previously recognized (a separate component of accumulated other comprehensive income). Accrued interest is excluded from the measurement of the allowance for credit losses.

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

230 AIG | 2020 Form 10-K

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

Credit Impairments

The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Year Ended December 31,	2020
		Non-
(in millions)	Structured	Structured	Total
Balance, beginning of year*	$7	$-	$7
Additions:
Securities for which allowance for credit losses were not previously recorded	38	290	328
Purchases of available for sale debt securities accounted for as purchased credit deteriorated assets	26	-	26
Accretion of available for sale debt securities accounted for as purchased credit deteriorated assets	1	-	1
Reductions:
Securities sold during the period	(5)	(26)	(31)
Intent to sell security or more likely than not will be required to sell the security before recovery of
its amortized cost basis	-	-	-
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for which there was no intent to sell before recovery
amortized cost basis	(50)	33	(17)
Write-offs charged against the allowance	-	(128)	(128)
Recoveries of amounts previously written off	-	-	-
Other	-	-	-
Balance, end of year	$17	$169	$186

* The beginning balance incorporates the Day 1 gross up on PCD assets held as of January 1, 2020.

 The following table presents a rollforward of the cumulative credit losses in other-than-temporary impairments recognized in earnings for available for sale fixed maturity securities:

Years Ended December 31,
(in millions)	2019	2018
Balance, beginning of year	$-	$526
Increases due to:
Credit impairments on new securities subject to impairment losses	136	59
Additional credit impairments on previously impaired securities	17	90
Reductions due to:
Credit impaired securities fully disposed for which there was no
prior intent or requirement to sell	(64)	(145)
Accretion on securities previously impaired due to credit*	(20)	(530)
Balance, end of year	$69	$-

*Represents both accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities and the accretion due to the passage of time.

AIG | 2020 Form 10-K 231

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

During the twelve-month period ended December 31, 2020, we purchased certain securities which had more than insignificant credit deterioration since their origination. These PCD securities are held in the portfolio of bonds available for sale in their natural classes at December 31, 2020.

The following table presents a reconciliation of the purchase price to the unpaid principal balance at the acquisition date of the PCD securities that were purchased with credit deterioration during the twelve-month period ended December 31, 2020:

(in millions)	December 31, 2020
Unpaid principal balance	$644
Allowance for expected credit losses at acquisition	(26)
Purchase (discount) premium	(149)
Purchase price	$469

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

232 AIG | 2020 Form 10-K

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

The following tables present information on our PCI securities, which are included in bonds available for sale as of December 31, 2019:

(in millions)	At Date of Acquisition
Contractually required payments (principal and interest)	$35,139
Cash flows expected to be collected*	28,720
Recorded investment in acquired securities	19,382

*Represents undiscounted expected cash flows, including both principal and interest.

December 31,
(in millions)	2019
Outstanding principal balance	$10,476
Amortized cost	6,970
Fair value	8,664

The following table presents activity for the accretable yield on PCI securities:

Years Ended December 31,
(in millions)	2019
Balance, beginning of year	$7,210
Newly purchased PCI securities	17
Accretion	(624)
Effect of changes in interest rate indices	(541)
Net reclassification from (to) non-accretable difference, including effects of prepayments	(350)
Activities related to businesses reclassified to held for sale	(7)
Balance, end of year	$5,705

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	December 31, 2020	December 31, 2019
Fixed maturity securities available for sale	$3,636	$3,030

AIG | 2020 Form 10-K 233

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

At December 31, 2020 and 2019, amounts borrowed under repurchase and securities lending agreements totaled $3.7 billion and $3.1 billion, respectively.

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
	Overnight	up to
	and	30	31 - 90	91 - 364	365 days
(in millions)	Continuous	days	days	days	or greater	Total
December 31, 2020
Bonds available for sale:
Non-U.S. governments	$63	$-	$-	$-	$-	$63
Corporate debt	96	97	-	-	-	193
Total	$159	$97	$-	$-	$-	$256
December 31, 2019
Bonds available for sale:
Non-U.S. governments	$2	$71	$-	$-	$-	$73
Corporate debt	22	55	82	-	-	159
Total	$24	$126	$82	$-	$-	$232

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
	Overnight	up to
	and	30	31 - 90	91 - 364	365 days
(in millions)	Continuous	days	days	days	or greater	Total
December 31, 2020
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$103	$-	$-	$103
Corporate debt	-	982	2,295	-	-	3,277
RMBS	-	-	-	-	-	-
Total	$-	$982	$2,398	$-	$-	$3,380

December 31, 2019
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$386	$-	$-	$386
Corporate debt	-	1,071	947	-	-	2,018
RMBS	-	-	-	394	-	394
Total	$-	$1,071	$1,333	$394	$-	$2,798

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	December 31, 2020	December 31, 2019
Securities collateral pledged to us	$5,359	$2,567
Amount sold or repledged by us	-	121

At December 31, 2020 and December 31, 2019, amounts loaned under reverse repurchase agreements totaled $5.4 billion and $2.6 billion, respectively.

234 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 6. Investments

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined daily consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $11.2 billion and $8.7 billion at December 31, 2020 and 2019, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $191 million and $194 million of stock in FHLBs at December 31, 2020 and 2019, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $5.7 billion and $1.2 billion, respectively, at December 31, 2020 and $4.3 billion and $1.8 billion, respectively, at December 31, 2019.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.5 billion at both December 31, 2020 and 2019. This collateral primarily consists of securities of the U.S. government and government-sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $494 million and $330 million, comprised of bonds available for sale and short-term investments at December 31, 2020 and 2019, respectively.

Reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld. Following closing of the Majority Interest Fortitude Sale, a portion of the proceeds were contributed to AIG subsidiaries.

For further discussion on the sale of Fortitude Holdings see Note 1 and Note 8 to the Consolidated Financial Statements.

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

Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of December 31, 2020, $14 million and $238 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.

Accrued interest is presented separately and is included in Other assets on the Consolidated Balance Sheets. As of December 31, 2020, accrued interest receivable was $14 million and $129 million associated with residential mortgage loans and commercial mortgage loans, respectively.

AIG | 2020 Form 10-K 235

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

The following table presents the composition of Mortgage and other loans receivable, net:

	December 31,	December 31,
(in millions)	2020	2019
Commercial mortgages(a)	$36,424	$36,170
Residential mortgages	4,645	6,683
Life insurance policy loans	1,986	2,065
Commercial loans, other loans and notes receivable	3,321	2,504
Total mortgage and other loans receivable	46,376	47,422
Allowance for credit losses(b)	(814)	(438)
Mortgage and other loans receivable, net	$45,562	$46,984

(a) Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 24 percent and 10 percent, respectively, at December 31, 2020, and 23 percent and 10 percent, respectively, at December 31, 2019).

(b) Does not include $79 million of expected credit loss liability at December 31, 2020 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

Nonperforming loans are generally those loans where payment of contractual principal or interest is more than 90 days past due. Nonperforming loans were not significant for any of the periods presented.

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

December 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
>1.2X	$1,914	$5,596	$5,649	$3,941	$4,592	$10,730	$32,422
1.00 - 1.20X	770	467	456	144	161	1,106	3,104
<1.00X	4	86	343	87	96	282	898
Total commercial mortgages	$2,688	$6,149	$6,448	$4,172	$4,849	$12,118	$36,424

The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

December 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
Less than 65%	$2,382	$3,755	$3,855	$2,565	$2,852	$8,145	$23,554
65% to 75%	274	2,330	2,363	1,306	1,200	2,551	10,024
76% to 80%	28	45	30	-	70	515	688
Greater than 80%	4	19	200	301	727	907	2,158
Total commercial mortgages	$2,688	$6,149	$6,448	$4,172	$4,849	$12,118	$36,424

The following table presents debt service coverage ratios and loan-to-value ratios for commercial mortgages:

December 31, 2019	Debt Service Coverage Ratios(a)
(in millions)	>1.20X	1.00X - 1.20X	<1.00X	Total
Loan-to-Value Ratios(b)
Less than 65%	$23,013	$2,440	$245	$25,698
65% to 75%	9,007	899	40	9,946
76% to 80%	200	6	-	206
Greater than 80%	184	2	134	320
Total commercial mortgages	$32,404	$3,347	$419	$36,170

(a) The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 2.2X and 2.0X at December 31, 2020 and 2019, respectively. The debt service coverage ratios have been updated within the last three months.

236 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 7. Lending Activities

(b) The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 60 percent and 56 percent at December 31, 2020, and 2019, respectively. The loan-to-value ratios have been updated within the last three to nine months.

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total $
December 31, 2020
Credit Quality Performance
Indicator:
In good standing	688	$13,969	$10,506	$5,144	$3,766	$2,064	$460	$35,909	99%
Restructured(a)	5	-	52	50	-	4	-	106	-
90 days or less delinquent	3	-	87	-	-	114	-	201	-
>90 days delinquent or in
process of foreclosure	4	-	67	55	-	86	-	208	1
Total(b)	700	$13,969	$10,712	$5,249	$3,766	$2,268	$460	$36,424	100%
Allowance for credit losses		$145	$267	$145	$53	$65	$10	$685	2%

December 31, 2019
Credit Quality Performance
Indicator:
In good standing	736	$13,698	$10,553	$5,332	$3,663	$2,211	$522	$35,979	99%
Restructured(a)	3	-	89	-	-	101	-	190	1
90 days or less delinquent	1	1	-	-	-	-	-	1	-
>90 days delinquent or in
process of foreclosure	-	-	-	-	-	-	-	-	-
Total(b)	740	$13,699	$10,642	$5,332	$3,663	$2,312	$522	$36,170	100%
Allowance for credit losses:
Specific		$-	$2	$1	$-	$6	$-	$9	-%
General		81	153	44	30	14	5	327	1
Total allowance for credit losses		$81	$155	$45	$30	$20	$5	$336	1%

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

The following table presents credit quality performance indicators for residential mortgages by year of vintage:

December 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
FICO*:
780 and greater	$522	$619	$283	$469	$539	$484	$2,916
720 - 779	478	349	103	155	180	156	1,421
660 - 719	19	61	28	42	51	58	259
600 - 659	1	5	6	7	4	12	35
Less than 600	-	-	1	2	2	9	14
Total residential mortgages	$1,020	$1,034	$421	$675	$776	$719	$4,645

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
AIG | 2020 Form 10-K 237

ITEM 8 | Notes to Consolidated Financial Statements | 7. Lending Activities

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

We also have off-balance sheet commitments related to our commercial mortgage loans. The liability for expected credit losses related to these commercial mortgage loan commitments is reported in Other liabilities in the Consolidated Balance Sheets. When a commitment is funded, we record a loan receivable and reclassify the liability for expected credit losses related to the commitment into loan allowance for expected credit losses. Other changes in the liability for expected credit losses on loan commitments are recorded in Net realized capital gains (losses) in the Consolidated Statements of Income.

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

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable(a):

Years Ended December 31,	2020			2019				2018
	Commercial	Other		Commercial		Other		Commercial		Other
(in millions)	Mortgages	Loans	Total	Mortgages		Loans	Total	Mortgages		Loans	Total
Allowance, beginning of year	$336	$102	$438	$318		$79	$397	$247		$75	$322
Initial allowance upon CECL adoption	311	7	318	-		-	-	-		-	-
Loans charged off	(12)	(5)	(17)	(2)		(3)	(5)	(17)		(2)	(19)
Recoveries of loans previously
charged off	-	-	-	-		-	-	-		1	1
Net charge-offs	(12)	(5)	(17)	(2)		(3)	(5)	(17)		(1)	(18)
Provision for loan losses	50	25	75	20		26	46	88		5	93
Allowance, end of year	$685	$129	$814	$336	(b)	$102	$438	$318	(b)	$79	$397

(a) Does not include $79 million of expected credit loss liability at December 31, 2020 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

(b) The December 31, 2019 and 2018 total allowance was calculated prior to the adoption of ASC 326 on January 1, 2020. Of the total allowance, $10 million and $3 million relates to individually assessed credit losses on $148 million and $54 million of commercial mortgages at December 31, 2019 and 2018, respectively.

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

238 AIG | 2020 Form 10-K

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

In response to the COVID-19 pandemic, there was an increase in the volume of loan modifications in our commercial mortgage, residential mortgage and leveraged loan portfolios. The COVID-19 related modifications were primarily in the form of short-term payment deferrals (one to six months). Short-term payment deferrals are not considered a concession and therefore these modifications are not considered a TDR.

During the years ended December 31, 2020 and 2019, loans with a carrying value of $106 million and $86 million, respectively, were modified in TDRs.

8. Reinsurance

In the ordinary course of business, our insurance companies may use both treaty and facultative reinsurance to minimize their net loss exposure to any single catastrophic loss event or to an accumulation of losses from a number of smaller events or to provide greater diversification of our businesses. In addition, our General Insurance subsidiaries assume reinsurance from other insurance companies. We determine the portion of the incurred but not reported (IBNR) loss that will be recoverable under our reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as the estimate of IBNR. Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of our reinsurance agreements for paid and unpaid losses and loss adjustment expenses incurred, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized. We remain liable to the extent that our reinsurers do not meet their obligation under the reinsurance contracts, and as such, we regularly evaluate the financial condition of our reinsurers and monitor concentration of our credit risk. The estimation of the allowance for credit losses and disputes requires judgment for which key inputs typically include historical trends regarding uncollectible balances, disputes and credit events as well as specific reviews of balances in dispute or subject to credit impairment. The allowance for credit losses and disputes on reinsurance assets was $326 million and $151 million at December 31, 2020 and 2019, respectively. Changes in the allowance for credit losses and disputes on reinsurance assets are reflected in Policyholder benefits and losses incurred within the Consolidated Statements of Income.

The following table provides supplemental information for loss and benefit reserves, gross and net of ceded reinsurance:

At December 31,	2020		2019
	As	Net of	As	Net of
(in millions)	Reported	Reinsurance	Reported	Reinsurance
Liability for unpaid losses and loss adjustment expenses	$(77,720)	$(43,154)	$(78,328)	$(47,259)
Future policy benefits for life and accident and health insurance contracts	(51,097)	(25,121)	(50,512)	(49,670)
Policyholder contract deposits	(160,251)	(155,072)	(151,869)	(150,944)
Reserve for unearned premiums	(18,660)	(14,606)	(18,269)	(15,067)
Other policyholder funds	(3,548)	(2,933)	(3,428)	(3,420)
Reinsurance assets(a)	70,390		36,046

(a)Reinsurance assets excludes (i) allowance for credit losses and disputes of $326 million (of which $135 million pertains to CECL reserve for Liability for unpaid losses and loss adjustment expenses) and $151 million for the years ended December 31, 2020 and 2019, respectively, (ii) paid loss recoveries of $3,157 million and $1,970 million for the years ended December 31, 2020 and 2019, respectively, and (iii) policy and contract claims recoverable of $320 million and $112 million for the years ended December 31, 2020 and 2019, respectively.

AIG | 2020 Form 10-K 239

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

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

The following table presents short-duration insurance premiums written and earned:

	Years Ended December 31,
(in millions)	2020	2019	2018
Premiums written:
Direct	$28,521	$29,338	$30,368
Assumed	5,947	5,808	4,186
Ceded	(11,012)	(9,692)	(7,757)
Net	$23,456	$25,454	$26,797
Premiums earned:
Direct	$28,596	$30,017	$31,450
Assumed	5,984	6,395	4,638
Ceded	(10,435)	(9,526)	(8,164)
Net	$24,145	$26,886	$27,924

For the years ended December 31, 2020, 2019 and 2018, reinsurance recoveries, which reduced losses and loss adjustment expenses incurred, amounted to $7.7 billion, $4.7 billion and $9.8 billion, respectively.

Retroactive reinsurance agreements are reinsurance agreements under which our reinsurer agrees to reimburse us as a result of past insurable events. For these agreements, the excess of the amounts ultimately collectible under the agreement over the consideration paid is recognized as a deferred gain liability and amortized into income over the settlement period of the ceded reserves. The amount of the deferral is recalculated each period based on loss payments and updated estimates. If the consideration paid exceeds the ultimate losses collectible under the agreement, the net loss on the agreement is recognized in income immediately. Ceded loss reserves under retroactive agreements were $18.9 billion and $13.9 billion, and the deferred gain liability was $1.7 billion and $1.8 billion, as of December 31, 2020 and 2019, respectively. The effect on income from amortization of the deferred gain was $237 million, $219 million and $394 million for the years ended December 31, 2020, 2019 and 2018, respectively.

In the first quarter of 2017, we entered into an adverse development reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which we transferred to NICO 80 percent of the reserve risk on substantially all of our U.S. Commercial long-tail exposures for accident years 2015 and prior. Under this agreement, we ceded to NICO 80 percent of the losses on subject business paid on or after January 1, 2016 in excess of $25 billion of net paid losses, up to an aggregate limit of $25 billion. We account for this transaction as retroactive reinsurance. This transaction resulted in a gain, which under U.S. GAAP retroactive reinsurance accounting is deferred and amortized into income over the settlement period. NICO created a collateral trust account as security for their claim payment obligations to us, into which they deposited the consideration paid under the agreement, and Berkshire Hathaway Inc. has provided a parental guarantee to secure NICO’s obligations under the agreement.

240 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

Long-Duration Reinsurance

Long-duration reinsurance is effected principally under yearly renewable term (YRT) treaties, along with a large modco treaty with a former affiliate, Fortitude Re, that was deconsolidated following the Majority Interest Fortitude Sale. This modco treaty reinsures the majority of our long-duration run-off business. The premiums with respect to YRT treaties are earned over the contract period in proportion to the protection provided, while ceded premiums related to modco treaties are recognized when due. Amounts recoverable on YRT treaties are recognized when claims are incurred on the reinsured policies and are presented as a component of reinsurance assets. Amounts recoverable on the modco treaty are estimated in a manner consistent with the assumptions used for the underlying policy benefits and are presented as a separate reinsurance asset.

The following table presents premiums earned and policy fees for our long-duration life insurance and annuity operations:

Years Ended December 31,
(in millions)	2020	2019	2018
Premiums
Direct	$4,381	$4,363	$3,489
Assumed	1,058	228	56
Ceded	(1,061)	(916)	(855)
Net	$4,378	$3,675	$2,690
Policy Fees
Direct	$2,957	$3,016	$2,792
Assumed	-	-	-
Ceded	(40)	(1)	(1)
Net	$2,917	$3,015	$2,791

Long-duration reinsurance recoveries, which reduced Policyholder benefits and losses incurred, was approximately $1.1 billion, $1.0 billion and $778 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table presents long-duration insurance in-force ceded to other insurance companies:

At December 31,
(in millions)	2020	2019	2018
Long-duration insurance in force ceded	$292,517	$264,732	$228,846

Long-duration insurance in-force assumed as a percentage of gross long-duration insurance in-force was 0.02 percent, 0.02 percent, and 0.03 percent at December 31, 2020, 2019 and 2018, respectively; and premiums assumed represented 19.5 percent, 5 percent and 1.6 percent of gross premiums for the years ended December 31, 2020, 2019 and 2018, respectively.

The U.S. Life and Retirement companies manage the capital impact of their statutory reserve requirements, including those resulting from the National Association of Insurance Commissioners (NAIC) Model Regulation “Valuation of Life Insurance Policies” (Regulation XXX) and NAIC Actuarial Guideline 38 (Guideline AXXX), through unaffiliated and affiliated reinsurance transactions. Effective July 1, 2016, one of the U.S. Life and Retirement companies entered into an agreement to cede approximately $5 billion of statutory reserves for certain whole life and universal life policies to an unaffiliated reinsurer. Effective December 31, 2016, the same life insurance subsidiary recaptured term and universal life reserves subject to Regulation XXX and Guideline AXXX, previously ceded to an affiliate, and ceded approximately $14 billion of such statutory reserves to an unaffiliated reinsurer under an amendment to the December 31, 2016 agreement. Under U.S. GAAP, these unaffiliated reinsurance transactions use deposit accounting with a reinsurance risk charge recorded in income, whereas such affiliated transactions are eliminated in consolidation. Under one affiliated reinsurance arrangement, one of the U.S. Life and Retirement companies obtains letters of credit to support statutory recognition of the ceded reinsurance. As of December 31, 2020, this subsidiary had a bilateral letter of credit totaling $250 million, which was issued on February 7, 2014 and expires on February 7, 2024. The letter of credit is subject to reimbursement by AIG Parent in the event of a drawdown.

In addition, a domestic life insurance subsidiary domiciled in Texas further manages the capital impact of statutory reserve requirements related to fixed index annuities with guaranteed living benefits through two unaffiliated excess of loss reinsurance agreements effective December 31, 2019 and 2020, respectively. Pursuant to a permitted statutory accounting practice, the subsidiary recognizes an admitted asset of approximately $0.6 billion related to the notional value of coverage defined in the excess of loss reinsurance agreements, net of specified amounts. Under U.S. GAAP, an asset will only be recognized if claims accumulate in an amount in excess of the attachment point specified in the agreements.

For additional information on the use of affiliated reinsurance for Regulation XXX and Guideline AXXX reserves see Note 19.

AIG | 2020 Form 10-K 241

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

Sale of Fortitude Holdings

On June 2, 2020, we completed the Majority Interest Fortitude Sale. AIG established Fortitude Re, a wholly-owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Run-Off operations. As of December 31, 2020, approximately $30.5 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $4.1 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Run-Off operations.

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

There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets as of December 31, 2020:

December 31, 2020	Carrying	Fair
(in millions)	Value	Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$36,047	$36,047	Fair value through other comprehensive income
Fixed maturity securities - fair value option	200	200	Fair value through net investment income
Commercial mortgage loans	3,679	4,010	Amortized cost
Real estate investments	358	585	Amortized cost
Private equity funds / hedge funds	1,168	1,168	Fair value through net investment income
Policy loans	413	413	Amortized cost
Short-term Investments	34	34	Fair value through net investment income
Funds withheld investment assets	41,899	42,457
Derivative assets, net(b)	(1)	(1)	Fair value through realized capital gains (losses)
Other(c)	604	604	Amortized cost
Total	$42,502	$43,060

(a) The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $1.0 billion ($812 million after-tax) during the post deconsolidation period (June 2, 2020-December 31, 2020).

(b) The derivative assets have been presented net of collateral. The derivative assets supporting the Fortitude Re funds withheld arrangements had a fair market value of $357 million as of December 31, 2020. These derivative assets are fully collateralized.

(c) Primarily comprised of Cash and Accrued investment income.

242 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

The impact of the funds withheld arrangements with Fortitude Re for the period post June 2, 2020 deconsolidation was as follows:

Twelve Months Ended
(in millions)	December 31, 2020
Net underwriting income	$-
Net investment income - Fortitude Re funds withheld assets	1,053
Net realized capital losses on Fortitude Re funds withheld assets:
Net realized capital gains - Fortitude Re funds withheld assets	463
Net realized capital losses - Fortitude Re embedded derivatives	(2,645)
Net realized capital losses on Fortitude Re funds withheld assets	(2,182)
Loss from continuing operations before income tax benefit	(1,129)
Income tax benefit(a)	(237)
Net loss	(892)
Change in unrealized appreciation of all other investments(a)	812
Comprehensive loss	$(80)

(a)The income tax expense (benefit) and the tax impact in accumulated other comprehensive income was computed using AIG’s U.S. statutory tax rate of 21 percent.

Various assets supporting the Fortitude Re funds withheld arrangements are reported at amortized cost, and as such, changes in the fair value of these assets are not reflected in the financial statements. However, changes in the fair value of these assets are included in the embedded derivative in the Fortitude Re funds withheld arrangement and the appreciation of these assets is the primary driver of the comprehensive loss reflected above.

Reinsurance Security

Our third-party reinsurance arrangements do not relieve us from our direct obligations to our beneficiaries. Thus, a credit exposure exists with respect to both short-duration and long-duration reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. We hold substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance. In light of collateral held, we believe that no exposure to a single reinsurer represents an inappropriate concentration of credit risk to AIG. Gross reinsurance assets due from reinsurers exceeding 5 percent of our total reinsurance assets were approximately $54.0 billion and $19.0 billion at December 31, 2020 and 2019, respectively, of which approximately $2.6 billion and $2.8 billion at December 31, 2020 and 2019, respectively, was not secured by collateral.

Reinsurance – Credit Losses

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

AIG | 2020 Form 10-K 243

ITEM 8 | Notes to Consolidated Financial Statements | 8. Reinsurance

An estimate of the reinsurance recoverable’s lifetime expected credit losses is established utilizing a probability of default and loss given default method, which reflects the reinsurer’s ORR rating. The allowance for credit losses excludes disputed amounts. An allowance for disputes is established for a reinsurance recoverable using the losses incurred model for contingencies.

The total reinsurance recoverables as of December 31, 2020 were $75.8 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 92 percent of the reinsurance recoverables were investment grade, of which 52 percent related to General Insurance and 40 percent related to Life and Retirement; (ii) approximately 7 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance; (iii) less than one percent of the non-investment grade reinsurance recoverables related to Life and Retirement and (iv) approximately one percent of the reinsurance recoverables related to entities that were not rated by AIG.

As of December 31, 2020, approximately 64 percent of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.

Reinsurance Recoverable Allowance

The following table presents a rollforward of the reinsurance recoverable allowance:

Year Ended December 31, 2020	General	Life and
(in millions)	Insurance	Retirement	Total
Balance, beginning of period	$111	$40	$151
Initial allowance upon CECL adoption	202	22	224
Current period provision for expected credit losses and disputes	(12)	21	9
Write-offs charged against the allowance for credit losses and disputes	(9)	-	(9)
Balance, end of year	$292	$83	$375

There were no material recoveries of credit losses previously written off for the year ended December 31, 2020.

Past-Due Status

We consider a reinsurance asset to be past due when it is 90 days past due. The allowance for credit losses is estimated excluding disputed amounts. An allowance for disputes is established using the losses incurred method for contingencies. Past due balances on claims that are not in dispute were not material for any of the periods presented.

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

244 AIG | 2020 Form 10-K

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

Investment-oriented contracts: Certain policy acquisition costs and policy issuance costs related to universal life and investment-type products (collectively, investment-oriented products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. DAC on investment-oriented contracts were approximately $5.1 billion and $6.1 billion at December 31, 2020 and 2019, respectively. Estimated gross profits are affected by a number of factors, including levels of current and expected interest rates, net investment income and spreads, net realized capital gains and losses, fees, surrender rates, mortality experience, policyholder behavior experience and equity market returns and volatility. In each reporting period, current period amortization expense is adjusted to reflect actual gross profits. If the assumptions used for estimating gross profit change significantly, DAC is recalculated using the new assumptions, including actuarial assumptions such as mortality, lapse, benefit utilization, and premium persistency, and any resulting adjustment is included in income. If the new assumptions indicate that future estimated gross profits are higher than previously estimated, DAC will be increased resulting in a decrease in amortization expense and increase in income in the current period; if future estimated gross profits are lower than previously estimated, DAC will be decreased resulting in an increase in amortization expense and decrease in income in the current period. Updating such assumptions may result in acceleration of amortization in some products and deceleration of amortization in other products. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the current and projected future profitability of the underlying insurance contracts.

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

Shadow DAC and Shadow Loss Recognition: DAC related to investment-oriented products is also adjusted to reflect the effect of unrealized gains or losses on fixed maturity securities available for sale, with related changes recognized through Other comprehensive income (shadow DAC). The adjustment is made at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Similarly, for long-duration traditional insurance contracts, if the assets supporting the liabilities are in a net unrealized gain position at the balance sheet date, loss recognition testing assumptions are updated to exclude such gains from future cash flows by reflecting the impact of reinvestment rates on future yields. If a future loss is anticipated under this basis, any additional shortfall indicated by loss recognition tests is recognized as a reduction in accumulated other comprehensive income (shadow loss recognition). Similar to other loss recognition on long-duration insurance contracts, such shortfall is first reflected as a reduction in DAC and secondly as an increase in liabilities for future policy benefits. The change in these adjustments, net of tax, is included with the change in net unrealized appreciation of investments that is credited or charged directly to Other comprehensive income.

AIG | 2020 Form 10-K 245

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

The following table presents a rollforward of DAC and VOBA:

Years Ended December 31,
(in millions)	2020	2019	2018
Balance, beginning of year	$11,207	$12,694	$10,994
Acquisitions	-	-	298
Dispositions	(467)	-	-
Acquisition costs deferred	4,292	5,403	5,832
Amortization expense	(4,211)	(5,164)	(5,386)
Change related to unrealized appreciation (depreciation) of investments	(1,096)	(1,768)	1,063
Other, including foreign exchange	80	42	(107)
Balance, end of year(a)	$9,805	$11,207	$12,694
Supplemental Information:
VOBA amortization expense included in DAC amortization(b)	$192	$171	$243
VOBA, end of year included in DAC balance(c)	126	317	438

(a) Net of reductions in DAC of $1.0 billion, $1.8 billion and $1.0 billion at December 31, 2020, 2019 and 2018, respectively, related to shadow DAC.

(b) In connection with the Majority Interest Fortitude Sale, and the subsequent deconsolidation of Fortitude Re, AIG wrote off $169 million of VOBA.

(c)Includes $101 million of VOBA from the acquisition of Validus in 2018, the majority of which was amortized in 2019 with the remainder fully amortized in 2020.

The percentage of the unamortized balance of VOBA at December 31, 2020 expected to be amortized in 2021 through 2025 by year is: 11.2 percent, 10.4 percent, 10.4 percent, 8.8 percent and 8.8 percent, respectively, with 50.4 percent being amortized after five years. These projections are based on current estimates for investment income and spreads, persistency, mortality and morbidity assumptions.

DAC, VOBA and SIA for insurance-oriented and investment-oriented products are reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual profitability is substantially lower than estimated, AIG’s DAC, VOBA and SIA may be subject to an impairment charge and AIG’s results of operations could be significantly affected in the period the impairment charge is recognized and in future periods. VOBA is reported with the DAC balance and SIAs are included in Other assets.

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

We enter into various arrangements with VIEs in the normal course of business and consolidate the VIEs when we determine we are the primary beneficiary. This analysis includes a review of the VIE’s capital structure, related contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued and our involvement with the entity. When assessing the need to consolidate a VIE, we evaluate the design of the VIE as well as the related risks to which the entity was designed to expose the variable interest holders.

246 AIG | 2020 Form 10-K

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

Balance Sheet Classification and Exposure to Loss

Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company, except in limited circumstances when the Company has provided a guarantee to the VIE’s interest holders. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Consolidated Balance Sheets:

	Real Estate and		Affordable
	Investment	Securitization	Housing
(in millions)	Entities(d)	Vehicles(e)	Partnerships	Other	Total
December 31, 2020
Assets:
Bonds available for sale	$-	$6,089	$-	$-	$6,089
Other bond securities	-	2,367	-	-	2,367
Equity securities	507	-	-	-	507
Mortgage and other loans receivable	-	3,135	-	-	3,135
Other invested assets
Alternative investments(a)	2,689	-	-	-	2,689
Investment Real Estate	3,378	-	3,558	-	6,936
Short-term investments	365	1,534	-	27	1,926
Accrued investment income	-	38	-	-	38
Cash	129	-	203	-	332
Other assets	166	120	243	-	529
Other	3	-	-	2	5
Total assets(b)	$7,237	$13,283	$4,004	$29	$24,553
Liabilities:
Debt of consolidated investment entities	$2,559	$3,961	$2,287	$2	$8,809
Other(c)	180	187	187	10	564
Total liabilities	$2,739	$4,148	$2,474	$12	$9,373
December 31, 2019
Assets:
Bonds available for sale	$-	$7,416	$-	$-	$7,416
Other bond securities	-	3,324	-	1	3,325
Mortgage and other loans receivable	-	3,860	-	-	3,860
Other invested assets
Alternative investments(a)	1,436	-	-	17	1,453
Investment Real Estate	3,795	-	3,464	25	7,284
Short-term investments	315	1,861	-	26	2,202
Accrued investment income	-	83	-		83
Cash	132	-	234	7	373
Other assets	161	56	235	2	454
Other	3	-	-	7	10
Total assets(b)	$5,842	$16,600	$3,933	$85	$26,460
Liabilities:
Debt of consolidated investment entities	$2,691	$4,475	$2,074	$4	$9,244
Other(c)	216	379	195	24	814
Total liabilities	$2,907	$4,854	$2,269	$28	$10,058

(a) Comprised primarily of investments in real estate joint ventures at December 31, 2020 and 2019.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c) Comprised primarily of Other liabilities at December 31, 2020 and 2019.

(d) At December 31, 2020 and 2019, off-balance sheet exposure primarily consisting of commitments to real estate and investment entities was $1.8 billion and $2.6 billion, respectively.

AIG | 2020 Form 10-K 247

ITEM 8 | Notes to Consolidated Financial Statements | 10. Variable Interest Entities

(e) At December 31, 2020 and 2019, the company had contributed total assets of $12.5 billion and $15.6 billion, respectively, into consolidated securitization vehicles.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where we have also provided credit protection to the VIE with the VIE as the referenced obligation, and (iii) other commitments and guarantees to the VIE.

Under the terms of six transactions entered into between 2012 and 2014 securitizing portfolios of certain debt securities previously owned by AIG and its affiliates, an indirectly wholly-owned subsidiary of AIG is obligated to make certain capital contributions to such a securitization VIE in the event that the VIE is unable to redeem any rated notes it has in issue on the relevant redemption date. AIG has provided a guarantee to the six securitization VIEs of the obligations of its indirectly wholly-owned subsidiary to make such capital contributions when due. At December 31, 2020, in aggregate, $175 million of rated notes issued by such VIEs were outstanding and held by investors other than AIG and its consolidated affiliates.

SunAmerica Affordable Housing Partners, Inc. (SAAHP) provides a Base Internal Rate of Return (IRR) guarantee to its third party investors, so that on a specified date if the Investor has not received distributions of cash and allocations of certain tax benefits required to achieve their Base IRR as provided for in the Partnership Agreement, SAAHP shall distribute cash to effectively generate the Base IRR to the investor. In addition, SAAHP has from time to time guaranteed certain debt issued by third parties related to its business activities. As of December 31, 2020, the off balance sheet amount of that guarantee was approximately $4 million.

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
December 31, 2020
Real estate and investment entities(a)	$321,716	$6,420	$3,273	(c)	$9,693
Affordable housing partnerships	2,801	368	4		372
Other	1,733	195	546	(d)	741
Total	$326,250	$6,983	$3,823		$10,806
December 31, 2019
Real estate and investment entities(a)	$283,349	$6,519	$3,286	(c)	$9,805
Affordable housing partnerships	3,351	453	-		453
Other	5,320	310	561	(d)	871
Total	$292,020	$7,282	$3,847		$11,129

(a) Comprised primarily of hedge funds and private equity funds.

(b) At December 31, 2020 and 2019, $6.8 billion and $7.0 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

(c) These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.

(d) These amounts represent our estimate of the maximum exposure to loss under certain insurance policies issued to VIEs if a hypothetical loss occurred to the extent of the full amount of the insured value. Our insurance policies cover defined risks and our estimate of liability is included in our insurance reserves on the balance sheet.

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

248 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 10. Variable Interest Entities

Securitization Vehicles

We created certain VIEs that hold investments, primarily in investment-grade debt securities and loans, and issued beneficial interests in these investments. Some of these VIEs were created to facilitate our purchase of asset-backed securities. In these situations, all of the beneficial interests are owned by our insurance operations and are consolidated by AIG. In other instances, we have created VIEs that are securitizations of residential mortgage loans or other forms of collateralized loan obligations. Our insurance subsidiaries own some of the beneficial interests, and we maintain the power to direct the activities of the VIEs that most significantly impact their economic performance. Accordingly, we consolidate these entities and those beneficial interests issued to third parties are reported as debt of consolidated investment entities. This debt is non-recourse to AIG.

Affordable Housing Partnerships

SAAHP organized and invested in limited partnerships that develop and operate affordable housing qualifying for federal, state, and historic tax credits, in addition to a few market rate properties across the United States. The operating partnerships are VIEs, whose debt is generally non-recourse in nature, and the general partners of which are mostly unaffiliated third-party developers. We account for our investments in operating partnerships using the equity method of accounting, unless they are required to be consolidated. We consolidate an operating partnership if the general partner is an affiliated entity or we otherwise have the power to direct activities that most significantly impact the entities’ economic performance. The pre-tax income of SAAHP is reported as a component of the Life and Retirement segment.

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

11. Derivatives and Hedge Accounting

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium- and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, foreign currency transactions, and foreign denominated investments. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities and economically hedge certain investments. We use credit derivatives to manage our credit exposures. The derivatives are effective economic hedges of the exposures that they are meant to offset. In addition to hedging activities, we also enter into derivative instruments with respect to investment operations, which may include, among other things, credit default swaps (CDSs), total return swaps and purchases of investments with embedded derivatives, such as equity-linked notes and convertible bonds.

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

AIG | 2020 Form 10-K 249

ITEM 8 | Notes to Consolidated Financial Statements | 11. Derivatives and Hedge Accounting

For additional information on embedded derivatives see Notes 5 and 14.

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Consolidated Balance Sheets:

	December 31, 2020				December 31, 2019
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$815	$16	$356	$11	$495	$3	$410	$7
Foreign exchange contracts	3,468	256	7,424	379	4,328	342	5,230	162
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	62,259	4,621	48,732	4,425	52,437	3,197	35,231	2,742
Foreign exchange contracts	9,518	766	12,860	711	8,133	698	12,093	863
Equity contracts	22,924	1,130	7,076	223	18,533	769	7,539	139
Credit contracts(b)	5,797	2	969	67	8,457	3	923	89
Other contracts(c)	43,441	14	54	6	40,582	14	56	7
Total derivatives, gross	$148,222	$6,805	$77,471	$5,822	$132,965	$5,026	$61,482	$4,009
Counterparty netting(d)		(3,812)		(3,812)		(2,427)		(2,427)
Cash collateral(e)		(2,219)		(1,441)		(1,806)		(527)
Total derivatives on
consolidated balance sheets(f)		$774		$569		$793		$1,055

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) As of December 31, 2020 and 2019, included CDSs on super senior multi-sector CDOs with a net notional amount of $137 million and $152 million (fair value liability of $44 million and $48 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio.

(c) Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e) Represents cash collateral posted and received that is eligible for netting.

(f) Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both December 31, 2020 and December 31, 2019. Fair value of liabilities related to bifurcated embedded derivatives was $15.8 billion and $6.9 billion, respectively, at December 31, 2020 and December 31, 2019. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information see Note 8 to the Consolidated Financial Statements.

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

250 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 11. Derivatives and Hedge Accounting

Collateral posted by us to third parties for derivative transactions was $3.0 billion and $2.2 billion at December 31, 2020 and 2019, respectively. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.3 billion and $2.2 billion at December 31, 2020 and 2019, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the years ended December 31, 2020, 2019 and 2018, we recognized gains (losses) of $(128) million, $116 million and $34 million, respectively, included in Change in foreign currency translation adjustment in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

AIG | 2020 Form 10-K 251

ITEM 8 | Notes to Consolidated Financial Statements | 11. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:
	Hedging	Excluded	Hedged
(in millions)	Derivatives(a)	Components(b)	Items	Net Impact
Year ended December 31, 2020
Interest rate contracts:
Realized capital gains/(losses)	$-	$-	$-	$-
Interest credited to policyholder account balances	14	-	(14)	-
Net investment income	(6)	-	5	(1)
Foreign exchange contracts:
Realized capital gains/(losses)	(422)	49	422	49
Year ended December 31, 2019
Interest rate contracts:
Realized capital gains/(losses)	$-	$-	$-	$-
Interest credited to policyholder account balances	16	-	(16)	-
Net investment income	(1)	-	1	-
Foreign exchange contracts:
Realized capital gains/(losses)	(31)	91	31	91
Year ended December 31, 2018
Interest rate contracts:
Realized capital gains/(losses)	$(2)	$-	$2	$-
Interest credited to policyholder account balances	-	-	-	-
Net investment income	-	-	-	-
Foreign exchange contracts:
Realized capital gains/(losses)	365	106	(365)	106

(a)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.

(b)Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Consolidated Statements of Income:

Years Ended December 31,	Gains (Losses) Recognized in Earnings
(in millions)	2020	2019	2018
By Derivative Type:
Interest rate contracts	$1,451	$1,319	$(509)
Foreign exchange contracts	(389)	(25)	543
Equity contracts	211	(316)	(56)
Credit contracts	52	61	32
Other contracts	61	64	65
Embedded derivatives	(4,722)	(1,464)	629
Total	$(3,336)	$(361)	$704
By Classification:
Policy fees	$62	$68	$67
Net investment income	(8)	(125)	(3)
Net realized capital gains (losses) - excluding Fortitude Re funds withheld assets	(508)	(316)	642
Net realized capital gains (losses) on Fortitude Re funds withheld assets	(2,894)	-	-
Policyholder benefits and claims incurred	12	12	(2)
Total	$(3,336)	$(361)	$704

252 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 11. Derivatives and Hedge Accounting

Credit Risk-Related Contingent Features

We estimate that at December 31, 2020, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $47 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $257 million and $336 million at December 31, 2020 and 2019, respectively. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2020 and 2019, was approximately $306 million and $381 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Consolidated Balance Sheets. The fair values of these hybrid securities were $2.4 billion and $3.3 billion at December 31, 2020 and 2019, respectively. These securities have par amounts of $5.0 billion and $7.4 billion at December 31, 2020 and 2019, respectively, and have remaining stated maturity dates that extend to 2052.

12. Goodwill and Other Intangible Assets

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. At December 31, 2020, as a result of the 2020 segment changes, goodwill is reported within our General Insurance business – North America and International operating segments, our Life and Retirement business – Life Insurance operating segment and our Other Operations segment. When a business is transferred from one reporting unit to another, as occurred as part of the 2020 segment changes, goodwill from the original operating segment is allocated among reporting units based on the fair value of business transferred, relative to business retained by a reporting unit.

The impairment assessment involves an option to first assess qualitative factors to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of an operating segment is less than its carrying amount. If the qualitative assessment is not performed, or after assessing the totality of the events or circumstances, we determine it is more likely than not that the fair value of an operating segment is less than its carrying amount, a quantitative assessment for potential impairment is performed.

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

If the estimated fair value of an operating segment exceeds its carrying amount, goodwill is not impaired. If the carrying value of an operating segment exceeds its estimated fair value, goodwill associated with that operating segment potentially is impaired. The amount of impairment, if any, is measured as the excess of a reporting unit’s carrying amount over its fair value not to exceed the total amount of goodwill allocated to that reporting unit and recognized in earnings.

The date of our annual goodwill Impairment testing is July 1. We performed our annual goodwill impairment tests of all reporting units and reassessed goodwill as a result of the aforementioned segment change using a combination of both qualitative and quantitative assessments and concluded that our goodwill was not impaired.

AIG | 2020 Form 10-K 253

ITEM 8 | Notes to Consolidated Financial Statements | 12. Goodwill and Other Intangible Assets

The following table presents the changes in goodwill by operating segment:

	General Insurance
	North		Life	Other
(in millions)	America	International	Insurance	Operations	Total
Balance at January 1, 2018:
Goodwill - gross	$1,473	$3,269	$270	$59	$5,071
Accumulated impairments	(1,145)	(2,255)	(67)	(10)	(3,477)
Net goodwill	328	1,014	203	49	1,594
Increase (decrease) due to:
Acquisitions(a)	2,332	157	46	9	2,544
Other	(12)	(48)	(5)	9	(56)
Balance at December 31, 2018:
Goodwill - gross	3,793	3,378	311	77	7,559
Accumulated impairments	(1,145)	(2,255)	(67)	(10)	(3,477)
Net goodwill	2,648	1,123	244	67	4,082
Increase (decrease) due to:
Acquisitions	-	20	-	-	20
Other(b)	-	26	(77)	(13)	(64)
Balance at December 31, 2019:
Goodwill - gross	3,793	3,424	234	64	7,515
Accumulated impairments	(1,145)	(2,255)	(67)	(10)	(3,477)
Net goodwill	2,648	1,169	167	54	4,038
Increase (decrease) due to:
Dispositions	(2)	-	-	(4)	(6)
Other	-	32	10	-	42
Balance at December 31, 2020:
Goodwill - gross	3,791	3,456	244	60	7,551
Accumulated impairments	(1,145)	(2,255)	(67)	(10)	(3,477)
Net goodwill	$2,646	$1,201	$177	$50	$4,074

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
254 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 12. Goodwill and Other Intangible Assets

The following table presents the changes in other intangible assets and the VODA by operating segment:

	General Insurance
	North		Life	Other
(in millions)	America	International	Insurance	Operations	Total
Other intangible assets
Balance at January 1, 2018	$27	$8	$34	$37	$106
Increase (decrease) due to:
Acquisitions	61	207	16	-	284
Amortization	(2)	(3)	(4)	(2)	(11)
Other	-	-	-	(19)	(19)
Balance at December 31, 2018	$86	$212	$46	$16	$360
Increase (decrease) due to:
Acquisitions	-	-	-	-	-
Amortization	(1)	(1)	(4)	(2)	(8)
Other	(3)	-	(18)	2	(19)
Balance at December 31, 2019	$82	$211	$24	$16	$333
Increase (decrease) due to:
Acquisitions	-	-	-	-	-
Dispositions	-	-	-	(4)	(4)
Amortization	(2)	(1)	(4)	(2)	(9)
Other	(1)	-	2	(2)	(1)
Balance at December 31, 2020	$79	$210	$22	$8	$319

Value of distribution network acquired
Balance at January 1, 2018	$-	$-	$-	$-	$-
Increase (decrease) due to:
Acquisitions	-	-	-	582	582
Amortization	-	-	-	(15)	(15)
Other	-	-	-	2	2
Balance at December 31, 2018	$-	$-	$-	$569	$569
Increase (decrease) due to:
Acquisitions	-	-	-	-	-
Amortization	-	-	-	(39)	(39)
Other	-	-	-	6	6
Balance at December 31, 2019	$-	$-	$-	$536	$536
Increase (decrease) due to:
Acquisitions	-	-	-	-	-
Amortization	-	-	-	(40)	(40)
Other	-	-	-	1	1
Balance at December 31, 2020	$-	$-	$-	$497	$497

The percentage of the unamortized balance of Other intangible assets and VODA at December 31, 2020 expected to be amortized in 2021 through 2025 by year is 9.2 percent, 9.3 percent, 9.5 percent, 8.4 percent and 8.2 percent, respectively, with 55.4 percent being amortized after five years.

AIG | 2020 Form 10-K 255

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

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.6 billion and $12.2 billion at December 31, 2020 and 2019, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At December 31, 2020 and 2019, we held collateral of approximately $9.2 billion and $8.9 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at December 31, 2020.

256 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table presents the rollforward of activity in Loss Reserves:

Years Ended December 31,
(in millions)	2020	2019	2018
Liability for unpaid loss and loss adjustment expenses, beginning of year	$78,328	$83,639	$78,393
Reinsurance recoverable	(31,069)	(31,690)	(26,708)
Initial allowance upon CECL adoption	164	-	-
Net Liability for unpaid loss and loss adjustment expenses, beginning of year	47,423	51,949	51,685
Losses and loss adjustment expenses incurred:
Current year	16,928	17,596	20,534
Prior years, excluding discount and amortization of deferred gain	(90)	(340)	1,429
Prior years, discount charge (benefit)	587	1,063	(252)
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(237)	(219)	(395)
Total losses and loss adjustment expenses incurred	17,188	18,100	21,316
Losses and loss adjustment expenses paid:
Current year	(4,062)	(4,894)	(5,754)
Prior years	(14,603)	(18,020)	(17,768)
Total losses and loss adjustment expenses paid	(18,665)	(22,914)	(23,522)
Other changes:
Foreign exchange effect	815	(6)	(677)
Allowance for credit losses	(15)	-	-
Acquisitions(b)	-	-	3,284
Retroactive reinsurance adjustment (net of discount)(c)	361	130	(137)
Fortitude sale(d)	(3,818)	-	-
Total other changes	(2,657)	124	2,470
Liability for unpaid loss and loss adjustment expenses, end of year:
Net liability for unpaid losses and loss adjustment expenses	43,289	47,259	51,949
Reinsurance recoverable	34,431	31,069	31,690
Total	$77,720	$78,328	$83,639

(a) Includes $41 million, $27 million and $51 million for the retroactive reinsurance agreement with NICO covering U.S. asbestos exposures for the year ended December 31, 2020, 2019 and 2018, respectively.

(b) Includes amounts related to the acquisition of Glatfelter in October 2018 and Validus in July 2018.

(c) Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $340 million, $469 million and $(180) million for the periods ended December 31, 2020, 2019 and 2018, respectively.

(d) On June 2, 2020, AIG completed the Majority Interest Fortitude Sale. Concurrent with the Majority Interest Fortitude Sale, AIG established a reinsurance recoverable. Refer to Note 1 for additional information.

Prior Year Development

During 2020, we recognized favorable prior year loss reserve development of $90 million excluding discount and amortization of deferred gain. The development was primarily driven by:

• Favorable development on U.S. Workers’ Compensation business, both guaranteed cost business and large deductible, where we reacted to favorable loss trends in recent accident years;

• Favorable development across the combination of primary and excess casualty coverages;

• Favorable development in Property, Specialty, and other miscellaneous coverages;

• Unfavorable development in U.S. Financial Lines, notably D&O, Employment Practices Liability (EPLI), Mergers and Acquisitions, Cyber and Non-Medical Professional Errors & Omissions business where we reacted to increasing frequency and severity in recent accident years;

• Unfavorable development in Personal Lines where we reacted to adverse development in Homeowners and Umbrella;

• Unfavorable development on Financial Lines driven by low frequency and high severity seen in D&O, especially in UK/Europe and Australia;

• Favorable development on Property and Special Risks globally driven by UK/Europe;

• Favorable development on Europe and Japan Personal Insurance driven by favorable frequency and severity trends.

Our analyses and conclusions about prior year reserves also help inform our judgments about the current accident year loss and loss adjustment expense ratios we selected.

AIG | 2020 Form 10-K 257

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

During 2019, we recognized favorable prior year loss reserve development of $340 million excluding discount and amortization of deferred gain. The development was primarily driven by:

• Favorable development on U.S. Workers’ Compensation business, both guaranteed cost business and large deductible and Defense Base Act business (covering government contractors serving at military bases overseas) where we reacted to favorable loss trends in recent accident years;

• Favorable development on 2017 Hurricanes (Harvey, Irma and Maria) and favorable development due to 2017 California wildfire subrogation recoverables in Commercial Property and Personal Lines.

• Unfavorable development in Primary General Liability where we reacted to adverse frequency and severity trends especially in Construction Wrap business in recent accident years.

• Unfavorable development in U.S. Financial Lines, notably D&O, EPLI and Non-Medical Professional Errors & Omissions business where we reacted to increasing frequency and severity in recent accident years.

• Unfavorable development on European Casualty & Financial Lines, notably Commercial Auto, Employers Liability, Directors & Officers, and Financial Institutions business; and

• Favorable development on Europe Property and Special Risks, Europe and Japan Personal Insurance and Other product lines.

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

• Unfavorable development in U.S. Financial Lines, primarily from D&O and EPLI policies covering Corporate and National Insureds as well as Private and Not-for-Profit insureds. This development was predominantly in accident years 2014-2017 and resulted largely from increases in severity associated with an increase in frequency of class action lawsuits from those years.

• Favorable development in U.S. Commercial Property and Specialty Lines due to reductions in our estimates for 2017 Catastrophes, favorable attritional losses in Commercial Property and favorable Specialty emergence.

• Unfavorable development in U.S. Personal Lines reflecting the adverse development on the 2017 California wildfires and Hurricane Irma in 2017.

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

258 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The table below presents the reconciliation of the net liability for unpaid losses and loss adjustment expenses in the following tables to Loss Reserves in the Consolidated Balance Sheets for the year ended December 31, 2020:

	Net liability for unpaid losses	Reinsurance recoverable on	Gross liability
	and loss adjustment expenses	unpaid losses and loss	for unpaid
	as presented in the	adjustment expenses included in	losses and loss
(in millions)	disaggregated tables below	the disaggregated tables below	adjustment expenses
U.S. Workers' Compensation (before discount)	$4,630	$6,564	$11,194
U.S. Excess Casualty	3,746	4,584	8,330
U.S. Other Casualty	3,520	4,568	8,088
U.S. Financial Lines	4,838	2,193	7,031
U.S. Property and Special Risks	6,181	2,571	8,752
U.S. Personal Insurance	1,116	1,626	2,742
UK/Europe Casualty and Financial lines	6,826	1,225	8,051
UK/Europe Property and Special Risks	2,679	1,215	3,894
UK/Europe and Japan Personal Insurance	2,219	505	2,724
Total	$35,755	$25,051	$60,806

Reconciling Items
Discount on workers' compensation lines			(1,636)
Other product lines*			15,776
Unallocated loss adjustment expenses			2,774
Total Loss Reserves			$77,720

*Reinsurance recoverable for other product lines of $9.1 billion resulted in a net liability for unpaid losses and loss adjustment expenses of $6.7 billion for the year ended December 31, 2020.

Loss Development Information

The following is information about incurred and paid loss developments as of December 31, 2020, net of reinsurance. The cumulative number of reported claims, the total of IBNR liabilities and expected development on reported loss included within the net incurred loss amounts are presented in the following section.

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

AIG | 2020 Form 10-K 259

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

260 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

• Adverse Development Reinsurance Agreement: We have provided the impact of the adverse development reinsurance agreement (ADC) in an additional table below our Incurred Losses and Allocated Loss Adjustment Expenses (ALAE) tables. The impact of the ADC is shown beginning in 2016 given the retroactive date of the contract and coincides with the effective date of the contract. For the lines of business covered by the agreement (U.S. Workers' Compensation, U.S. Excess Casualty, U.S. Other Casualty, U.S. Financial Lines, U.S. Property and Special Risks and U.S. Personal Insurance or collectively, the Covered Lines), an attribution of the loss recoveries to the line of business by calendar year and accident year is performed based on the underlying distribution of the losses subject to the agreement. Specifically, the future claim payments for all subject incurred losses were projected into future years based on the same actuarial assumptions underlying the related reserves. The additional table presented after discussion of prior year development by line of business reconciles the changes in net ultimates to our overall prior year development and provides the reattribution of loss recoveries for the Covered Lines. The reinsurance terms of the ADC were then used to identify the future claims payments for which 80% will be reimbursed by NICO. At each reporting period, the attribution of the ADC recoveries is performed. The factors that could cause the attribution to lines of business and accident year to change include changes in underlying actuarial assumptions as to timing and amount of future claim payments.

• Incurred but not reported liabilities (IBNR): We include development from past reported losses in IBNR.

• Data excluded from tables: Information with respect to accident years older than ten years is excluded from the development tables. Unallocated loss adjustment expenses are also excluded.

• Foreign exchange: The loss development for operations outside of the U.S. is presented for all accident years using the current exchange rate at December 31, 2020. Although this approach requires restating all prior accident year information, the changes in exchange rates do not impact incurred and paid loss development trends.

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

Supplemental Information: The information about incurred and paid loss development for all periods preceding year ended December 31, 2020 and the related historical claims payout percentage disclosure is unaudited and is presented as supplementary information.

AIG | 2020 Form 10-K 261

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following tables present undiscounted, incurred and paid losses and allocated loss adjustment expenses by accident year, on a net basis after reinsurance, with a separate presentation of the Adverse Development Reinsurance Agreement excluding the related amortization of the deferred gain:

U.S. Workers' Compensation

During 2020, we recognized $367 million of favorable prior year development, net of external reinsurance but before ADC cessions.

During 2019, we recognized $699 million of favorable prior year development, net of external reinsurance but before ADC cessions.

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	IBNR Impact of Adverse Development Reinsurance Agreement	2020 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2011	$2,901	$2,953	$3,091	$3,158	$3,113	$3,152	$3,156	$3,177	$3,141	$3,105	$(36)	$299	125,646	$(439)	$(269)	$2,666	$30
2012		2,382	2,194	2,286	2,260	2,334	2,308	2,259	2,247	2,224	(23)	260	71,570	(398)	(236)	1,826	24
2013			1,932	1,880	1,950	2,060	2,032	1,974	1,916	1,886	(30)	226	47,620	(366)	(196)	1,520	30
2014				1,729	1,764	1,866	1,862	1,794	1,709	1,679	(30)	323	40,430	(456)	(276)	1,223	47
2015					1,708	1,864	1,866	1,814	1,722	1,675	(47)	479	36,231	(570)	(380)	1,105	99
2016						1,299	1,346	1,318	1,140	1,090	(50)	329	31,104	-	-	1,090	329
2017							789	850	776	763	(13)	306	26,914	-	-	763	306
2018								998	1,021	961	(60)	514	21,481	-	-	961	514
2019									887	873	(14)	478	16,094	-	-	873	478
2020										597		409	11,493	-	-	597	409
Total										$14,853	$(303)			$(2,229)		$12,624
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(9,268)	-			14		(9,254)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2011, net of reinsurance										4,714	(87)			(3,454)		1,260
Unallocated loss adjustment expense prior year development											23
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$10,299	$(367)			$(5,669)		$4,630

262 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)					Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019	2020
	Unaudited
2011	$2,676	$2,677	$2,682	$2,683	$2,666	$(17)
2012	1,819	1,814	1,793	1,804	1,826	22
2013	1,500	1,494	1,481	1,458	1,520	62
2014	1,311	1,310	1,309	1,329	1,223	(106)
2015	1,279	1,279	1,318	1,134	1,105	(29)
2016	1,299	1,346	1,318	1,140	1,090	(50)
2017	-	789	850	776	763	(13)
2018	-	-	998	1,021	961	(60)
2019	-	-	-	887	873	(14)
2020	-	-	-	-	597	-
Total	$9,884	$10,709	$11,749	$12,232	$12,624	$(205)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below					(9,254)	-
Liabilities for losses and allocated loss adjustment expenses before 2011, net of reinsurance					1,260	(137)
Unallocated loss adjustment expense prior year development					-	20
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance					$4,630	$(322)

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)					Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019	2020
	Unaudited
2011	$(476)	$(479)	$(495)	$(458)	$(439)	$19
2012	(515)	(494)	(466)	(443)	(398)	45
2013	(560)	(538)	(493)	(458)	(366)	92
2014	(555)	(552)	(485)	(380)	(456)	(76)
2015	(585)	(587)	(496)	(588)	(570)	18
2016	-	-	-	-	-	-
2017	-	-	-	-	-	-
2018	-	-	-	-	-	-
2019	-	-	-	-	-	-
2020	-	-	-	-	-	-
Total	$(2,692)	$(2,650)	$(2,435)	$(2,327)	$(2,229)	$98
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below					14	-
Liabilities for losses and allocated loss adjustment expenses before 2011, net of reinsurance					(3,454)	(46)
Unallocated loss adjustment expense prior year development						(3)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance					$(5,669)	$49

AIG | 2020 Form 10-K 263

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2011	$519	$1,129	$1,561	$1,884	$2,129	$2,285	$2,388	$2,451	$2,496	$2,519	$(2)
2012		415	804	1,089	1,272	1,440	1,563	1,632	1,669	1,719	(3)
2013			282	619	879	1,067	1,214	1,287	1,335	1,372	(3)
2014				231	558	786	930	1,030	1,096	1,137	(3)
2015					234	524	725	854	925	979	(3)
2016						147	378	521	584	630	-
2017							93	224	294	333	-
2018								85	215	296	-
2019									93	219	-
2020										64	-
Total										$9,268	$(14)

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

264 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Prior Year Development

During 2020, we recognized $367 million of favorable prior year development in U.S. Workers Compensation business due to continued favorable frequency and severity trends seen across the diagonals for many subsets of US Workers Compensation especially for recent accident years.

During 2019, we recognized $699 million of favorable prior year development in U.S. Workers Compensation business due to favorable frequency and severity trends seen across the diagonals across many subsets of U.S. Workers Compensation especially in the recent accident years.

During 2018, we recognized $51 million of adverse prior year development in U.S. Workers Compensation business with higher claim development factors at older ages (tail factors) for non-California, non-New York and loss sensitive business in older accident years being offset by favorable emergence in recent years. Accident year 2017 was adversely impacted by a change in ceded reinsurance estimates. For our Defense Base Act business, adverse development in recent years was offset by an expansion of the definition of reimbursable War Hazard claims by the U.S. Government.

U.S. Excess Casualty

During 2020, we recognized $149 million of favorable prior year development in Excess Casualty, net of external reinsurance but before ADC cessions, driven by favorable emergence on older accident years offset by severity increases in recent accident years.

During 2019, we recognized $76 million of unfavorable prior year development in Excess Casualty, net of external reinsurance but before ADC cessions, driven by higher than expected loss emergence for construction wrap claims and increasing loss severity in more recent accident years.

AIG | 2020 Form 10-K 265

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	IBNR Impact of Adverse Development Reinsurance Agreement	2020 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2011	$1,787	$1,827	$1,597	$1,429	$1,529	$1,611	$1,627	$1,726	$1,758	$1,713	$(45)	$312	3,816	$(279)	$(163)	$1,434	$149
2012		1,607	1,403	1,242	1,488	1,537	1,486	1,558	1,502	1,390	(112)	236	3,783	(253)	(146)	1,137	90
2013			1,123	1,035	1,169	1,308	1,241	1,282	1,292	1,316	24	283	3,171	(346)	(197)	970	86
2014				938	1,069	1,275	1,260	1,339	1,283	1,248	(35)	348	2,669	(336)	(187)	912	161
2015					989	1,463	1,440	1,603	1,656	1,694	38	423	2,672	(483)	(270)	1,211	153
2016						898	1,146	1,162	1,171	1,274	103	526	2,172	-	-	1,274	526
2017							856	1,002	1,097	1,153	56	491	1,465	-	-	1,153	491
2018								648	646	721	75	368	865	-	-	721	368
2019									577	583	6	477	615	-	-	583	477
2020										406		399	320	-	-	406	399
Total										$11,498	$110			$(1,697)		$9,801
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(6,459)	-			20		(6,439)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2011, net of reinsurance										2,110	(237)			(1,726)		384
Unallocated loss adjustment expense prior year development											(22)
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$7,149	$(149)			$(3,403)		$3,746

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)					Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019	2020
		Unaudited
2011	$1,369	$1,371	$1,436	$1,416	$1,434	$18
2012	1,175	1,163	1,254	1,214	1,137	(77)
2013	935	932	981	1,032	970	(62)
2014	902	905	915	844	912	68
2015	1,027	1,015	1,139	1,163	1,211	48
2016	898	1,146	1,162	1,171	1,274	103
2017	-	856	1,002	1,097	1,153	56
2018	-	-	648	646	721	75
2019	-	-	-	577	583	6
2020	-	-	-	-	406	-
Total	$6,306	$7,388	$8,537	$9,160	$9,801	$235
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below					(6,439)	-
Liabilities for losses and allocated loss adjustment expenses before 2011, net of reinsurance					384	4
Unallocated loss adjustment expense prior year development					-	(33)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance					$3,746	$206
266 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)					Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019	2020
		Unaudited
2011	$(242)	$(256)	$(290)	$(342)	$(279)	$63
2012	(362)	(323)	(304)	(288)	(253)	35
2013	(373)	(309)	(301)	(260)	(346)	(86)
2014	(373)	(355)	(424)	(439)	(336)	103
2015	(436)	(425)	(464)	(493)	(483)	10
2016	-	-	-	-	-	-
2017	-	-	-	-	-	-
2018	-	-	-	-	-	-
2019	-	-	-	-	-	-
2020	-	-	-	-	-	-
Total	$(1,786)	$(1,668)	$(1,783)	$(1,822)	$(1,697)	$125
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below					20	-
Liabilities for losses and allocated loss adjustment expenses before 2011, net of reinsurance					(1,726)	231
Unallocated loss adjustment expense prior year development						(11)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance					$(3,403)	$345

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2011	$5	$63	$225	$387	$716	$921	$1,069	$1,214	$1,257	$1,330	$(3)
2012		3	106	288	495	649	887	1,022	1,121	1,090	-
2013			15	105	207	387	578	705	819	882	(4)
2014				3	77	240	444	590	703	815	(6)
2015					9	210	391	718	935	1,061	(7)
2016						28	80	204	388	502	-
2017							1	45	156	505	-
2018								1	125	227	-
2019									7	43	-
2020										4	-
Total										$6,459	$(20)

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

AIG | 2020 Form 10-K 267

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

Prior Year Development

During 2020, we recognized $149 million of favorable development driven by favorable emergence on the older years offset by higher severity claim emergence in recent accident years across various excess casualty classes. Auto liability deteriorated slightly in the more recent accident years.

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

In 2020, we recognized $141 million of favorable prior year development in Other Casualty, net of external reinsurance but before ADC cessions.

In 2019, we recognized $168 million of unfavorable prior year development in Other Casualty, net of external reinsurance but before ADC cessions, primarily as a result of unfavorable loss emergence in recent accident years.

268 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	IBNR Impact of Adverse Development Reinsurance Agreement	2020 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2011	$2,033	$2,202	$2,302	$2,439	$2,585	$2,620	$2,582	$2,517	$2,515	$2,524	$9	$94	75,604	$(138)	$(92)	$2,386	$2
2012		1,986	2,139	2,193	2,203	2,352	2,407	2,343	2,328	2,321	(7)	135	44,071	(186)	(131)	2,135	4
2013			1,653	1,729	1,912	2,148	2,185	2,164	2,211	2,196	(15)	217	39,140	(276)	(208)	1,920	9
2014				1,751	1,721	1,963	2,009	1,910	1,916	1,946	30	181	37,598	(245)	(164)	1,701	17
2015					1,329	1,762	1,829	1,736	1,794	1,834	40	171	34,918	(281)	(155)	1,553	16
2016						1,339	1,343	1,321	1,391	1,340	(51)	327	28,356	-	-	1,340	327
2017							602	629	738	674	(64)	211	20,389	-	-	674	211
2018								802	845	837	(8)	426	15,626	-	-	837	426
2019									1,059	1,058	(1)	799	18,716	-	-	1,058	799
2020										524		457	7,552	-	-	524	457
Total										$15,254	$(67)			$(1,126)		$14,128
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(11,056)	-			24		(11,032)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2011, net of reinsurance										1,476	(40)			(1,052)		424
Unallocated loss adjustment expense prior year development											(34)
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$5,674	$(141)			$(2,154)		$3,520

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)					Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019	2020
		Unaudited
2011	$2,398	$2,395	$2,414	$2,376	$2,386	$10
2012	2,189	2,197	2,175	2,159	2,135	(24)
2013	1,948	1,960	1,929	1,948	1,920	(28)
2014	1,667	1,678	1,634	1,694	1,701	7
2015	1,361	1,373	1,423	1,493	1,553	60
2016	1,339	1,343	1,321	1,391	1,340	(51)
2017	-	602	629	738	674	(64)
2018	-	-	802	845	837	(8)
2019	-	-	-	1,059	1,058	(1)
2020	-	-	-	-	524	-
Total	$10,902	$11,548	$12,327	$13,703	$14,128	$(99)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below					(11,032)	-
Liabilities for losses and allocated loss adjustment expenses before 2011, net of reinsurance					424	(24)
Unallocated loss adjustment expense prior year development					-	(32)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance					$3,520	$(155)

AIG | 2020 Form 10-K 269

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)					Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019	2020
		Unaudited
2011	$(222)	$(187)	$(103)	$(139)	$(138)	$1
2012	(163)	(210)	(168)	(169)	(186)	(17)
2013	(200)	(225)	(235)	(263)	(276)	(13)
2014	(296)	(331)	(276)	(222)	(245)	(23)
2015	(401)	(456)	(313)	(301)	(281)	20
2016	-	-	-	-	-	-
2017	-	-	-	-	-	-
2018	-	-	-	-	-	-
2019	-	-	-	-	-	-
2020	-	-	-	-	-	-
Total	$(1,282)	$(1,409)	$(1,095)	$(1,094)	$(1,126)	$(32)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below					24	-
Liabilities for losses and allocated loss adjustment expenses before 2011, net of reinsurance					(1,052)	30
Unallocated loss adjustment expense prior year development						2
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance					$(2,154)	$-

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2011	$235	$722	$1,102	$1,481	$1,814	$2,039	$2,210	$2,289	$2,339	$2,381	$(4)
2012		411	739	1,042	1,385	1,677	1,869	2,009	2,053	2,101	(3)
2013			169	594	962	1,248	1,485	1,688	1,809	1,885	(4)
2014				210	620	868	1,150	1,392	1,572	1,653	(5)
2015					105	309	769	1,087	1,351	1,485	(8)
2016						77	298	489	703	846	-
2017							51	111	216	314	-
2018								43	122	227	-
2019									53	138	-
2020										26	-
Total										$11,056	$(24)

270 AIG | 2020 Form 10-K

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

AIG | 2020 Form 10-K 271

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Prior Year Development

Primary General Liability

In 2020, we recognized unfavorable development of $65 million largely driven by non-admitted casualty claims emerging in the last seven accident years.

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

Primary Commercial Auto Liability

In 2020, we experienced unfavorable development of approximately $11 million mainly due to continued emergence of high severity claims in recent accident years.

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

Medical Malpractice

During 2020, we recognized $26 million of favorable development largely driven by favorable trends in large claim emergence.

During 2019, we recognized $30 million of unfavorable development largely driven by a few large cases.

During 2018, we recognized favorable loss development of approximately $158 million as loss emergence was less than expected in older years due to several large cases settling for less than we expected. Severity in recent years continues to be higher than historical norms.

Other Lines

During 2020, we recognized favorable development of $191 million largely driven by favorable development on extra-contractual obligations, environmental impairment business and loss sensitive casualty business.

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

U.S. Financial Lines

During 2020, we recognized $479 million of unfavorable prior year development in U.S. Financial Lines, net of external reinsurance but before ADC cessions, due to adverse experience driven by severity.

During 2019, we recognized $463 million of unfavorable prior year development in U.S. Financial Lines, net of external reinsurance but before ADC cessions, due to adverse experience in the D&O subset of business.

The mix of business has been changing in recent years as we write more cyber and mergers and acquisitions business, which generally report claims faster.

272 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	IBNR Impact of Adverse Development Reinsurance Agreement	2020 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2011	$1,844	$1,765	$1,934	$1,925	$1,960	$1,991	$2,023	$2,015	$2,012	$2,004	$(8)	$31	20,074	$(59)	$(29)	$1,945	$2
2012		1,592	1,763	1,800	1,907	1,988	1,990	2,015	2,077	2,082	5	86	20,086	(134)	(75)	1,948	11
2013			1,790	1,719	1,670	1,613	1,555	1,497	1,509	1,550	41	87	19,003	(148)	(83)	1,402	4
2014				1,812	1,777	1,892	1,927	1,960	1,981	2,000	19	203	17,280	(241)	(140)	1,759	63
2015					1,737	1,762	1,743	1,788	1,830	1,874	44	192	15,857	(324)	(176)	1,550	16
2016						1,605	1,855	1,993	2,064	2,139	75	263	15,778	-	-	2,139	263
2017							1,564	1,675	1,756	1,846	90	418	14,950	-	-	1,846	418
2018								1,640	1,766	1,882	116	760	14,357	-	-	1,882	760
2019									1,503	1,536	33	915	12,663	-	-	1,536	915
2020										1,213		1,016	9,220	-	-	1,213	1,016
Total										$18,126	$415			$(906)		$17,220
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(12,399)	-			27		(12,372)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2011, net of reinsurance										203	25			(213)		(10)
Unallocated loss adjustment expense prior year development											39
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$5,930	$479			$(1,092)		$4,838

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)					Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019	2020
	Unaudited
2011	$1,966	$1,973	$1,989	$1,958	$1,945	$(13)
2012	1,906	1,907	1,925	1,962	1,948	(14)
2013	1,442	1,429	1,408	1,409	1,402	(7)
2014	1,733	1,729	1,753	1,741	1,759	18
2015	1,429	1,430	1,462	1,552	1,550	(2)
2016	1,605	1,855	1,993	2,064	2,139	75
2017	-	1,564	1,675	1,756	1,846	90
2018	-	-	1,640	1,766	1,882	116
2019	-	-	-	1,503	1,536	33
2020	-	-	-	-	1,213	-
Total	$10,081	$11,887	$13,845	$15,711	$17,220	$296
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below					(12,372)	-
Liabilities for losses and allocated loss adjustment expenses before 2011, net of reinsurance					(10)	(25)
Unallocated loss adjustment expense prior year development					-	47
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance					$4,838	$318
AIG | 2020 Form 10-K 273

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)					Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019	2020
	Unaudited
2011	$(25)	$(50)	$(26)	$(54)	$(59)	$(5)
2012	(82)	(83)	(90)	(115)	(134)	(19)
2013	(171)	(126)	(89)	(100)	(148)	(48)
2014	(159)	(198)	(207)	(240)	(241)	(1)
2015	(333)	(313)	(326)	(278)	(324)	(46)
2016	-	-	-	-	-	-
2017	-	-	-	-	-	-
2018	-	-	-	-	-	-
2019	-	-	-	-	-	-
2020	-	-	-	-	-	-
Total	$(770)	$(770)	$(738)	$(787)	$(906)	$(119)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below					27	-
Liabilities for losses and allocated loss adjustment expenses before 2011, net of reinsurance					(213)	(23)
Unallocated loss adjustment expense prior year development						8
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance					$(1,092)	$(134)

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2011	$165	$494	$886	$1,210	$1,529	$1,752	$1,885	$1,912	$1,918	$1,924	$(1)
2012		73	403	812	1,250	1,494	1,622	1,687	1,859	1,904	(3)
2013			41	327	682	945	1,139	1,235	1,314	1,362	(3)
2014				66	366	849	1,158	1,387	1,573	1,658	(6)
2015					63	390	791	1,055	1,282	1,488	(14)
2016						73	499	1,002	1,358	1,659	-
2017							64	391	761	1,118	-
2018								86	486	835	-
2019									94	367	-
2020										84	-
Total										$12,399	$(27)

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

274 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

We use a combination of loss development, expected loss ratio, and frequency/severity methods for D&O, E&O, EPLI, and professional liability. These product lines generally are offered on a claims-made basis and losses are characterized by low frequency and high severity. In general, expected loss ratio methods are given more weight in the more recent accident years and loss development methods are given more weight in more mature accident years. The loss development factors for the different segments differ significantly in some cases, based on specific coverage characteristics and other factors such as industry group, attachment points, and limits offered. Individual claims projections for certain claims from accident years ended over eighteen months prior are also used in the analysis.

Frequency/severity methods are generally not used in isolation for these product lines as the overall losses are driven by large losses more than by claim frequency. For commercial D&O segments though, we reflect claims dismissal rates in our frequency estimates as claims severity varies directly with claims jurisprudence. Severity trends have varied significantly from accident year to accident year and care is required in analyzing these trends by claim type. In view of the changing severity profile of the book, we use a capped and excess layer approach on many segments to better reflect the potential impact of large claims on the results by accident year.

We generally use loss development methods for fidelity exposures for all but the latest accident year. For mergers and acquisitions exposure, given the unique profile of each transaction, we use claim department estimates of the ultimate value of each reported claim to supplement and inform the standard actuarial approaches and some weight is given to this method in the more recent accident years.

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

Prior Year Development

During 2020, we recognized $479 million of unfavorable development driven by loss severity emergence in recent accident years in our D&O business especially National and Private and Not For Profit segments, adverse loss emergence and loss trends in EPLI and adverse claim activity in E&O (including Architects and Engineers), Cyber and Mergers and Acquisitions segments.

During 2019, we recognized $463 million of unfavorable development particularly across accident years 2015-2018 driven by increasing severity across most D&O and EPLI classes and M&A policies. We also experienced unfavorable development in E&O due to adverse frequency and severity trends.

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

U.S. Property and Special Risks

During 2020, we recognized $80 million of favorable prior year development in U.S. Property and Special Risks, net of external reinsurance but before ADC cessions.

During 2019, we recognized $204 million of favorable prior year development in U.S. Property and Special Risks, net of external reinsurance but before ADC cessions, mainly due to favorable development from the 2017 Catastrophes.

AIG | 2020 Form 10-K 275

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	IBNR Impact of Adverse Development Reinsurance Agreement	2020 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2011	$3,854	$3,725	$3,658	$3,653	$3,638	$3,676	$3,683	$3,676	$3,674	$3,670	$(4)	$29	49,179	$(22)	$(12)	$3,648	$17
2012		4,168	4,279	4,261	4,219	4,331	4,322	4,304	4,288	4,284	(4)	59	48,424	(23)	(13)	4,261	46
2013			2,531	2,536	2,393	2,438	2,450	2,453	2,444	2,436	(8)	38	49,780	(36)	(20)	2,400	18
2014				2,946	2,715	2,787	2,773	2,792	2,772	2,752	(20)	77	60,227	(78)	(43)	2,674	34
2015					3,104	2,984	2,914	2,903	2,868	2,862	(6)	77	58,745	(99)	(54)	2,763	23
2016						3,152	3,189	3,103	3,089	3,094	5	100	53,912	-	-	3,094	100
2017							5,374	4,907	4,746	4,753	7	226	78,450	-	-	4,753	226
2018								3,734	3,800	3,777	(23)	338	67,915	-	-	3,777	338
2019									2,841	2,836	(5)	247	76,438	-	-	2,836	247
2020										4,492		2,426	59,238	-	-	4,492	2,426
Total										$34,956	$(58)			$(258)		34,698
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(28,705)	-			8		(28,697)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2011, net of reinsurance										311	(6)			(131)		180
Unallocated loss adjustment expense prior year development											(16)
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$6,562	$(80)			$(381)		6,181

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)					Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019	2020
	Unaudited
2011	$3,656	$3,664	$3,661	$3,651	$3,648	$(3)
2012	4,304	4,297	4,285	4,262	4,261	(1)
2013	2,411	2,412	2,426	2,406	2,400	(6)
2014	2,720	2,712	2,728	2,696	2,674	(22)
2015	2,843	2,816	2,816	2,774	2,763	(11)
2016	3,152	3,189	3,103	3,089	3,094	5
2017	-	5,374	4,907	4,746	4,753	7
2018	-	-	3,734	3,800	3,777	(23)
2019	-	-	-	2,841	2,836	(5)
2020	-	-	-	-	4,492	-
Total	$19,086	$24,464	$27,660	$30,265	$34,698	$(59)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below					(28,697)	-
Liabilities for losses and allocated loss adjustment expenses before 2011, net of reinsurance					180	13
Unallocated loss adjustment expense prior year development					-	(15)
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance					$6,181	$(61)

276 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)					Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019	2020
	Unaudited
2011	$(20)	$(19)	$(15)	$(23)	$(22)	$1
2012	(27)	(25)	(19)	(26)	(23)	3
2013	(27)	(38)	(27)	(38)	(36)	2
2014	(67)	(61)	(64)	(76)	(78)	(2)
2015	(141)	(98)	(87)	(94)	(99)	(5)
2016	-	-	-	-	-	-
2017	-	-	-	-	-	-
2018	-	-	-	-	-	-
2019	-	-	-	-	-	-
2020	-	-	-	-	-	-
Total	$(282)	$(241)	$(212)	$(257)	$(258)	$(1)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below					8	-
Liabilities for losses and allocated loss adjustment expenses before 2011, net of reinsurance					(131)	7
Unallocated loss adjustment expense prior year development						1
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance					$(381)	$7

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2011	$1,025	$2,346	$2,935	$3,204	$3,407	$3,504	$3,560	$3,591	$3,607	$3,616	$-
2012		841	2,712	3,407	3,772	3,989	4,117	4,149	4,183	4,199	-
2013			735	1,573	1,852	2,045	2,193	2,305	2,330	2,348	(1)
2014				914	1,763	2,115	2,329	2,469	2,561	2,600	(3)
2015					1,037	1,872	2,239	2,494	2,620	2,690	(4)
2016						1,000	2,029	2,365	2,616	2,801	-
2017							1,359	3,070	3,793	4,145	-
2018								1,060	2,678	3,079	-
2019									1,138	2,046	-
2020										1,181	-
Total										$28,705	$(8)

AIG | 2020 Form 10-K 277

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

Prior Year Development

During 2020, we recognized $80 million of favorable prior year development in U.S. Property and Special Risks driven largely by attritional property and favorable emergence on specialty losses coming in better than expected.

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

U.S. Personal Insurance

During 2020, we recognized $94 million of unfavorable prior year development in U.S. Personal Insurance, net of external reinsurance but before ADC cessions, mainly due to large losses in Homeowners and Umbrella.

During 2019, we recognized $96 million of favorable prior year development in U.S. Personal Insurance, net of external reinsurance but before ADC cessions, mainly due favorable development from the 2017 Catastrophes.

278 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance

	Years Ended December 31, (in millions)											December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020 Prior Year Development Excluding the Impact of Adverse Development Reinsurance Agreement	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims	Incurred Impact of Adverse Development Reinsurance Agreement	IBNR Impact of Adverse Development Reinsurance Agreement	2020 (Net of Impact of Adverse Development Reinsurance Agreement)	Total of IBNR Liabilities Net of Impact of Adverse Development Reinsurance Agreement
	Unaudited
2011	$1,886	$1,908	$1,896	$1,891	$1,890	$1,886	$1,881	$1,879	$1,878	$1,879	$1	$1	413,231	$(1)	$(1)	$1,878	$-
2012		2,208	2,128	2,109	2,083	2,077	2,094	2,095	2,099	2,101	2	2	403,986	(1)	(1)	2,100	1
2013			1,887	1,816	1,803	1,782	1,780	1,776	1,777	1,778	1	1	335,278	(2)	(1)	1,776	-
2014				1,552	1,562	1,572	1,572	1,583	1,584	1,588	4	5	274,913	(4)	(2)	1,584	3
2015					1,511	1,498	1,494	1,483	1,482	1,485	3	9	260,773	(5)	(2)	1,480	7
2016						1,536	1,533	1,533	1,540	1,542	2	13	246,867	-	-	1,542	13
2017							1,878	2,137	2,011	2,057	46	187	218,879	-	-	2,057	187
2018								2,188	2,193	2,154	(39)	156	100,658	-	-	2,154	156
2019									1,593	1,664	71	255	88,410	-	-	1,664	255
2020										954		272	41,698	-	-	954	272
Total										$17,202	$91			$(13)		17,189
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(16,002)	-			2		(16,000)
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2011, net of reinsurance										(67)	3			(6)		(73)
Unallocated loss adjustment expense prior year development											-
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$1,133	$94			$(17)		1,116

Incurred Losses and Loss Adjustment Expenses, Undiscounted, Net of Reinsurance (including impact of ADC)
	Calendar Years Ended December 31, (in millions)					Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019	2020
	Unaudited
2011	$1,881	$1,880	$1,878	$1,877	$1,878	$1
2012	2,088	2,091	2,093	2,098	2,100	2
2013	1,774	1,774	1,774	1,776	1,776	-
2014	1,564	1,564	1,571	1,580	1,584	4
2015	1,476	1,475	1,472	1,476	1,480	4
2016	1,536	1,533	1,533	1,540	1,542	2
2017	-	1,878	2,137	2,011	2,057	46
2018	-	-	2,188	2,193	2,154	(39)
2019	-	-	-	1,593	1,664	71
2020	-	-	-	-	954	-
Total	$10,319	$12,195	$14,646	$16,144	$17,189	$91
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below					(16,000)	-
Liabilities for losses and allocated loss adjustment expenses before 2011, net of reinsurance					(73)	3
Unallocated loss adjustment expense prior year development					-	-
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance					$1,116	$94
AIG | 2020 Form 10-K 279

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table provides our attribution of our reinsurance recoverable for the ADC only (included in the table above):

	Calendar Years Ended December 31, (in millions)					Change in Incurred Loss and ALAE
Accident Year	2016	2017	2018	2019	2020
	Unaudited
2011	$(5)	$(1)	$(1)	$(1)	$(1)	$-
2012	11	(3)	(2)	(1)	(1)	-
2013	(8)	(6)	(2)	(1)	(2)	(1)
2014	(8)	(8)	(12)	(4)	(4)	-
2015	(22)	(19)	(11)	(6)	(5)	1
2016	-	-	-	-	-	-
2017	-	-	-	-	-	-
2018	-	-	-	-	-	-
2019	-	-	-	-	-	-
2020	-	-	-	-	-	-
Total	$(32)	$(37)	$(28)	$(13)	$(13)	$-
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance from the table below					2	-
Liabilities for losses and allocated loss adjustment expenses before 2011, net of reinsurance					(6)	1
Liabilities for losses and loss adjustment expenses and prior year loss development, net of reinsurance					$(17)	$1

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

	Years Ended December 31, (in millions)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Paid Impact of Adverse Development Reinsurance Agreement
	Unaudited
2011	$1,204	$1,752	$1,814	$1,840	$1,860	$1,869	$1,873	$1,874	$1,875	$1,876	$-
2012		1,238	1,936	1,996	2,035	2,065	2,079	2,085	2,095	2,098	-
2013			1,109	1,634	1,705	1,744	1,759	1,766	1,772	1,774	-
2014				959	1,380	1,463	1,507	1,536	1,555	1,568	(1)
2015					931	1,320	1,411	1,439	1,455	1,461	(1)
2016						857	1,344	1,422	1,460	1,501	-
2017							941	1,672	1,896	1,789	-
2018								1,227	1,939	1,973	-
2019									884	1,295	-
2020										667	-
Total										$16,002	$(2)

280 AIG | 2020 Form 10-K

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

Prior Year Development

During 2020, we recognized $94 million of unfavorable prior year development in U.S. Personal Insurance driven largely by large severity claims in Homeowners and Umbrella books of business.

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

UK/Europe Casualty and Financial Lines

During 2020, we recognized $258 million of unfavorable prior year development in Europe Casualty and Financial Lines driven by higher severity in losses reported.

During 2019, we recognized $161 million of unfavorable prior year development in Europe Casualty and Financial Lines driven by greater frequency of large losses than expected.

AIG | 2020 Form 10-K 281

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2011	$1,332	$1,284	$1,365	$1,415	$1,509	$1,515	$1,560	$1,539	$1,539	$1,528	$(11)	$45	236,387
2012		1,153	1,128	1,090	1,176	1,239	1,214	1,272	1,258	1,273	15	57	178,428
2013			1,104	1,149	1,128	1,106	1,146	1,180	1,227	1,250	23	73	150,978
2014				1,104	1,075	1,100	1,106	1,100	1,188	1,131	(57)	85	149,799
2015					1,165	1,314	1,351	1,244	1,315	1,300	(15)	136	155,761
2016						1,403	1,543	1,581	1,587	1,681	94	243	175,940
2017							1,433	1,405	1,334	1,418	84	358	184,069
2018								1,463	1,502	1,590	88	551	191,493
2019									1,380	1,411	31	680	175,315
2020										1,382		1,086	101,348
Total										$13,964	$252
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(7,925)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2011, net of reinsurance										787	6
Unallocated loss adjustment expense prior year development											-
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$6,826	$258

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Unaudited
2011	$132	$365	$551	$798	$948	$1,075	$1,189	$1,257	$1,314	$1,338
2012		111	321	469	660	797	890	997	1,052	1,082
2013			95	357	514	662	783	904	981	1,033
2014				76	273	434	560	667	736	803
2015					74	253	456	599	724	905
2016						126	402	620	818	980
2017							103	298	476	637
2018								120	380	603
2019									94	410
2020										134
Total										$7,925

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

282 AIG | 2020 Form 10-K

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

Prior Year Development

During 2020, we recognized $258 million of unfavorable prior year development in UK and Europe Casualty and Financial Lines driven by Financial Lines in the UK and Europe and Excess Casualty in Europe as we continue to see increased severity of large losses in these classes.

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

During 2018 we recognized $58 million of unfavorable prior year development in UK/Europe Casualty and Financial Lines driven by increased large loss activity in recent accident years, particularly related to directors and officers class action suits against insureds with global exposure; and increased severity in excess casualty.

UK/Europe Property and Special Risks

During 2020, we recognized $155 million of favorable prior year development in the UK/Europe Property and Special Risks segment, net of external reinsurance.

During 2019, we recognized $108 million of favorable prior year development in the UK/Europe Property and Special Risks segment, net of external reinsurance.

AIG | 2020 Form 10-K 283

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2011	$1,461	$1,388	$1,263	$1,226	$1,194	$1,183	$1,181	$1,170	$1,166	$1,152	$(14)	$(1)	44,583
2012		1,390	1,256	1,184	1,167	1,147	1,152	1,135	1,115	1,121	6	12	40,133
2013			1,475	1,464	1,349	1,330	1,312	1,300	1,281	1,273	(8)	-	40,004
2014				1,519	1,546	1,523	1,514	1,522	1,496	1,458	(38)	(3)	48,374
2015					1,654	1,598	1,580	1,541	1,515	1,509	(6)	16	53,754
2016						1,619	1,768	1,760	1,761	1,757	(4)	24	56,625
2017							1,735	1,685	1,677	1,676	(1)	40	52,864
2018								1,700	1,643	1,614	(29)	101	43,078
2019									1,238	1,177	(61)	160	30,713
2020										1,489		662	17,731
Total										$14,226	$(155)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(11,590)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2011, net of reinsurance										43	-
Unallocated loss adjustment expense prior year development											-
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$2,679	$(155)

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Unaudited
2011	$349	$800	$998	$1,074	$1,098	$1,117	$1,125	$1,132	$1,136	$1,138
2012		288	745	940	1,009	1,055	1,082	1,092	1,099	1,099
2013			344	843	1,075	1,153	1,203	1,225	1,235	1,242
2014				329	959	1,250	1,321	1,361	1,388	1,399
2015					360	966	1,256	1,370	1,393	1,418
2016						479	1,167	1,427	1,571	1,618
2017							366	999	1,273	1,419
2018								329	1,021	1,219
2019									293	719
2020										319
Total										$11,590

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

284 AIG | 2020 Form 10-K

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

Prior Year Development

During 2020, we recognized $155 million of favorable prior year development in the Europe Property and Special Risks segment driven by lower Property attritional loss activity and favorable emergence across several Specialty classes.

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

UK/Europe and Japan Personal Insurance

During 2020, we recognized $39 million of favorable prior year development in UK/Europe and Japan Personal Insurance, net of external reinsurance.

During 2019, we recognized $119 million of favorable prior year development in UK/Europe and Japan Personal Insurance, net of external reinsurance.

AIG | 2020 Form 10-K 285

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Incurred Losses and Allocated Loss Adjustment Expenses, Undiscounted and Net of Reinsurance*

	Years Ended December 31, (in millions)											December 31, 2020
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020 Prior Year Development	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
	Unaudited
2011	$3,503	$3,567	$3,531	$3,533	$3,522	$3,525	$3,516	$3,515	$3,514	$3,515	$1	$3	1,758,202
2012		3,086	3,067	3,046	3,030	3,040	3,029	3,026	3,025	3,025	-	3	1,737,969
2013			2,925	2,925	2,889	2,889	2,884	2,879	2,875	2,875	-	5	1,738,818
2014				2,884	2,893	2,874	2,872	2,863	2,863	2,863	-	6	1,789,156
2015					2,958	2,932	2,933	2,921	2,919	2,920	1	12	1,773,689
2016						2,904	2,898	2,882	2,873	2,869	(4)	18	1,800,392
2017							2,841	2,752	2,732	2,728	(4)	30	1,721,690
2018								3,389	3,306	3,309	3	101	1,898,738
2019									2,727	2,688	(39)	152	1,694,072
2020										2,454		542	1,264,520
Total										$29,246	$(42)
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of
Reinsurance from the table below										(27,077)	-
Liabilities for losses and loss adjustment expenses and prior year development
before accident year 2011, net of reinsurance										50	3
Unallocated loss adjustment expense prior year development											-
Liabilities for losses and loss adjustment expenses and prior year loss
development, net of reinsurance										$2,219	$(39)

* The losses reported in the table are not covered by the Adverse Development Reinsurance Agreement.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance*

	Years Ended December 31, (in millions)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	Unaudited
2011	$2,132	$2,991	$3,243	$3,363	$3,430	$3,462	$3,479	$3,489	$3,494	$3,497
2012		1,726	2,526	2,769	2,884	2,944	2,977	2,994	3,003	3,007
2013			1,606	2,398	2,630	2,744	2,804	2,837	2,850	2,858
2014				1,576	2,372	2,609	2,728	2,788	2,814	2,829
2015					1,597	2,414	2,653	2,780	2,826	2,859
2016						1,598	2,376	2,608	2,721	2,779
2017							1,562	2,327	2,531	2,620
2018								1,994	2,795	3,018
2019									1,561	2,277
2020										1,333
Total										$27,077

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
286 AIG | 2020 Form 10-K

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

Prior Year Development

During 2020, we recognized $39 million of favorable prior year development in UK/Europe and Japan Personal Insurance due to favorable frequency and severity trends.

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

The table below presents the reconciliation of change in net ultimates from tables above to prior year development for the year ended December 31, 2020:

	Change in Loss and	Re-Attribution	Amortization of
	Loss Adjustment	of ADC	Deferred Gain	Prior Year
(in millions)	Expenses Net Ultimate(a)	Recovery(b)	at Inception	Development
U.S. Workers' Compensation	$(322)	$(9)	$(65)	$(396)
U.S. Excess Casualty	206	(60)	(50)	96
U.S. Other Casualty	(155)	(4)	(48)	(207)
U.S. Financial Lines	318	57	(34)	341
U.S. Property and Special Risks	(61)	25	(12)	(48)
U.S. Personal Insurance	94	(9)	(2)	83
UK/Europe Casualty and Financial lines	258	-	-	258
UK/Europe Property and Special Risks	(155)	-	-	(155)
UK/Europe and Japan Personal Insurance	(39)	-	-	(39)
Other Operations Run-Off	2	-	-	2
Other product lines	(9)	-	-	(9)
Subtotal, adjusted pre-tax basis	$137	$-	$(211)	$(74)

Remove impact of Retroactive Reinsurance
Amortization of deferred gain at inception				211
Prior year development ceded under the Asbestos LPT				1
Prior year development ceded under the ADC				(228)
Total, prior years, excluding discount and amortization of deferred gain				$(90)

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

AIG | 2020 Form 10-K 287

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Development on earlier Accident Years

The following table summarizes (favorable) unfavorable development, of incurred losses and loss adjustment expenses on accident years beyond the 10 years shown in the previous section’s development triangles by operating segment and major class of business:

Years Ended December 31,
(in millions)	2020	2019	2018
U.S. Workers' compensation (before discount)	$(87)	$(210)	$153
U.S. Excess casualty	(237)	54	537
U.S. Other casualty	(40)	(170)	129
U.S. Financial Lines	25	11	(1)
U.S. Property and Special Risks	(6)	(3)	39
U.S. Personal Insurance	3	1	2
UK/Europe Casualty and Financial Lines	6	9	1
UK/Europe Property and Special Risks	-	(28)	3
UK/Europe and Japan Personal Insurance	3	-	9
Other Operations Run-Off	4	(46)	154
All Other including unallocated loss adjustment expenses	(128)	116	137
Total prior year (favorable) unfavorable development	$(457)	$(266)	$1,163

Claims Payout Patterns

The following table presents the historical average annual percentage claims payout on an accident year basis at the same level of disaggregation as presented in the claims development table.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (Unaudited)
Year	1	2	3	4	5	6	7	8	9	10
U.S. Workers' compensation	13.4%	17.6%	12.1%	8.0%	6.3%	4.3%	2.9%	1.9%	1.9%	0.8%
U.S. Excess casualty	0.7	7.4	10.9	16.9	13.0	11.0	9.0	6.8	0.2	4.2
U.S. Other casualty	8.0	14.2	15.6	15.0	12.3	8.6	5.6	2.8	2.0	1.6
U.S. Financial Lines	4.6	17.8	21.2	17.1	13.0	8.7	4.8	4.2	1.2	0.3
U.S. Property and Special Risks	30.2	35.3	13.3	8.0	5.4	3.2	1.2	0.8	0.4	0.2
U.S. Personal Insurance	59.0	29.9	4.9	1.0	1.5	0.6	0.4	0.2	0.1	-
UK/Europe Casualty and Financial Lines	7.6	17.0	13.2	12.6	9.8	9.1	7.0	4.3	3.0	1.6
UK/Europe Property and Special Risks	24.5	39.8	16.9	6.9	2.8	1.9	0.8	0.6	0.2	0.2
UK/Europe and Japan Personal Insurance	56.9	26.7	7.8	3.8	1.9	1.0	0.5	0.3	0.1	0.1

Discounting of Loss Reserves

At December 31, 2020 and 2019, the loss reserves reflect a net loss reserve discount of $725 million and $1.5 billion, respectively, including tabular and non-tabular calculations based upon the following assumptions:

The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York, Pennsylvania and Delaware, and follows the statutory regulations (prescribed or permitted) for each state.

For New York companies, the discount is based on a 5 percent interest rate and the companies’ own payout patterns. The Pennsylvania and Delaware regulators approved use of a consistent discount rate (U.S. Treasury rate plus a liquidity premium) to all of our workers’ compensation reserves in or Pennsylvania domiciled and Delaware domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers compensation portfolios. In 2020, the regulators also approved that the discount rate will be updated on an annual basis.

The tabular workers’ compensation discount is calculated based on the mortality rate used in the 2007 U.S. Life table and interest rates prescribed or permitted by each state (i.e. New York is based on 5 percent interest rate and Pennsylvania and Delaware are based on US treasury plus liquidity rate).

The discount for asbestos reserves has been fully accreted.

288 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The discount consists of $285 million and $582 million of tabular discount, and $440 million and $967 million of non-tabular discount for workers’ compensation at December 31, 2020 and 2019, respectively. During the years ended December 31, 2020, 2019, and 2018 the benefit/(charge) from changes in discount of $(516) million, $(955) million and $371 million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Consolidated Statement of Income.

The following table presents the components of the loss reserve discount discussed above:

	December 31, 2020			December 31, 2019
	North America	Other		North America	Other
	Commercial	Operations		Commercial	Operations
(in millions)	Insurance	Run-Off(b)	Total	Insurance	Run-Off	Total
U.S. workers' compensation	$1,636	$-	$1,636	$2,134	$666	$2,800
Retroactive reinsurance	(911)	-	(911)	(1,251)	-	(1,251)
Total reserve discount(a)	$725	$-	$725	$883	$666	$1,549

(a)Excludes $151 million and $172 million of discount related to certain long tail liabilities in the UK at December 31, 2020 and 2019, respectively.

(b)Excludes $493 million of discount which was 100 percent ceded to Fortitude Re at December 31, 2020. On June 2, 2020, we completed the Majority Interest Fortitude Sale. Refer to Note 1 for additional information.

The following table presents the net loss reserve discount benefit (charge):

Years Ended December 31,	2020			2019			2018
	North			North			North
	America	Other		America	Other		America	Other
	Commercial	Operations		Commercial	Operations		Commercial	Operations
(in millions)	Insurance	Run-Off(b)	Total	Insurance	Run-Off	Total	Insurance	Run-Off	Total
Current accident year	$71	$-	$71	$108	$-	$108	$119	$-	$119
Accretion and other adjustments
to prior year discount	(162)	(18)	(180)	(229)	(87)	(316)	(108)	(58)	(166)
Effect of interest rate changes	(407)	-	(407)	(527)	(220)	(747)	305	113	418
Net reserve discount
benefit (charge)	(498)	(18)	(516)	(648)	(307)	(955)	316	55	371
Change in discount on loss
reserves ceded under
retroactive reinsurance	340	-	340	469	-	469	(180)	-	(180)
Net change in total
reserve discount(a)	$(158)	$(18)	$(176)	$(179)	$(307)	$(486)	$136	$55	$191

(a) Excludes $(20) million, $9 million, and $(9) million of discount related to certain long tail liabilities in the UK at December 31, 2020, 2019, and 2018, respectively.

(b) On June 2, 2020, we completed the Majority Interest Fortitude Sale. Refer to Note 1 for additional information. Change in discount prior to the sale is included in the above at December 31, 2020. Following the sale, 100 percent of the discount is ceded to Fortitude Re.

During 2020, effective interest rates declined due to a decrease in the forward yield curve component of the discount rates reflecting a decline in U.S. Treasury rates along with changes in payout pattern assumptions. This resulted in a decrease in the loss reserve discount by $407 million in 2020.

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

AIG | 2020 Form 10-K 289

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

Future Policy Benefits

Future policy benefits primarily include reserves for traditional life and annuity payout contracts, which represent an estimate of the present value of future benefits less the present value of future net premiums. Included in Future policy benefits are liabilities for annuities issued in structured settlement arrangements whereby a claimant has agreed to settle a general insurance claim in exchange for fixed payments over a fixed determinable period of time with a life contingency feature. In addition, reserves for contracts in loss recognition are adjusted to reflect the effect of unrealized gains on fixed maturity securities available for sale.

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

Policyholder Contract Deposits

The liability for Policyholder contract deposits is primarily recorded at accumulated value (deposits received and net transfers from separate accounts, plus accrued interest credited at rates ranging from 0 percent to 9.0 percent at December 31, 2020, less withdrawals and assessed fees). Deposits collected on investment-oriented products are not reflected as revenues, because they are recorded directly to Policyholder contract deposits upon receipt. Amounts assessed against the contract holders for mortality, administrative, and other services are included in revenues.

In addition to liabilities for universal life, fixed annuities, fixed options within variable annuities, annuities without life contingencies, funding agreements and GICs, policyholder contract deposits also include our liability for (i) certain guaranteed benefits and indexed features accounted for as embedded derivatives at fair value, (ii) annuities issued in a structured settlement arrangement with no life contingency and (iii) certain contracts we have elected to account for at fair value.

For additional information on guaranteed benefits accounted for as embedded derivatives see Note 14.

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

290 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 13. Insurance Liabilities

The following table presents universal life policies with secondary guarantees and similar features (excluding base policy liabilities and embedded derivatives):

	Years Ended December 31,
(in millions)	2020	2019	2018
Balance, beginning of year	$2,685	$2,640	$2,351
Incurred guaranteed benefits*	1,041	514	758
Paid guaranteed benefits	(470)	(469)	(469)
Balance, end of year	$3,256	$2,685	$2,640

*Incurred guaranteed benefits include the portion of assessments established as additions to reserves as well as changes in estimates (assumption unlockings) affecting these reserves.

The following table presents details concerning our Universal life policies with secondary guarantees and similar features, by benefit type:

At December 31,
(dollars in millions)	2020	2019
Account value	$3,078	$2,850
Net amount at risk	63,721	59,924
Average attained age of contract holders	53	54

The following table presents Policyholder contract deposits by product line:

At December 31,
(in millions)	2020	2019
Policyholder contract deposits:
Fixed annuities	$49,206	$50,446
Group Retirement	43,893	42,207
Life Insurance	15,407	14,403
Variable annuities	10,964	10,008
Index annuities	25,220	20,698
Institutional Markets	11,361	9,965
Fortitude Re	4,200	4,142
Total Policyholder contract deposits	$160,251	$151,869

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

Other policyholder funds also include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Participating life business represented approximately 1.4 percent of gross insurance in force at December 31, 2020 and 1.9 percent of gross domestic premiums and other considerations in 2020. The amount of annual dividends to be paid is approved locally by the boards of directors of the Life and Retirement companies. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations. The portions of current and prior net income and of current unrealized appreciation of investments that can inure to our benefit are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.

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

AIG | 2020 Form 10-K 291

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

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

At December 31,
(in millions)	2020	2019
Equity funds	$56,868	$51,383
Bond funds	8,534	7,881
Balanced funds	27,441	26,659
Money market funds	1,124	765
Total	$93,967	$86,688

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

292 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 14. Variable Life and Annuity Contracts

The following table presents details concerning our GMDB exposures, by benefit type:

At December 31,	2020		2019
	Net Deposits		Net Deposits
	Plus a Minimum	Highest Contract	Plus a Minimum	Highest Contract
(dollars in millions)	Return	Value Attained	Return	Value Attained
Account value	$105,010	$16,667	$98,386	$15,796
Net amount at risk	490	276	689	301
Average attained age of contract holders by product	65	72	65	71
Range of guaranteed minimum return rates	0.00%-4.50%		0.00%-4.50%

The following summarizes GMDB liability related to variable annuity contracts, excluding assumed reinsurance:

Years Ended December 31,
(in millions)	2020	2019	2018
Balance, beginning of year	$407	$397	$352
Reserve increase (decrease)	41	35	93
Benefits paid	(43)	(40)	(43)
Changes in reserves related to unrealized appreciation of investments	16	15	(5)
Balance, end of year	$421	$407	$397

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

The liabilities for GMWB, which are recorded in Policyholder contract deposits, are accounted for as embedded derivatives measured at fair value, with changes in the fair value of the liabilities recorded in Net realized capital gains (losses). The fair value of these embedded derivatives was a net liability of $3.6 billion and $2.5 billion at December 31, 2020 and 2019, respectively.

For discussion of the fair value measurement of guaranteed benefits that are accounted for as embedded derivatives see Note 5.

We had account values subject to GMWB that totaled $48 billion and $45 billion at December 31, 2020 and 2019, respectively. The net amount at risk for GMWB represents the present value of minimum guaranteed withdrawal payments, in accordance with contract terms, in excess of account value, assuming no lapses. The net amount at risk related to the GMWB guarantees was $1.1 billion and $328 million at December 31, 2020 and 2019, respectively. We use derivative instruments and other financial instruments to mitigate a portion of our exposure that arises from GMWB benefits.

AIG | 2020 Form 10-K 293

ITEM 8 | Notes to Consolidated Financial Statements | 15. Debt

15. Debt

Our long-term debt is denominated in various currencies, with both fixed and variable interest rates. Long-term debt is carried at the principal amount borrowed, including unamortized discounts, hedge accounting valuation adjustments and fair value adjustments, when applicable.

The following table lists our total debt outstanding at December 31, 2020 and 2019. The interest rates presented in the following table are the range of contractual rates in effect at December 31, 2020, including fixed and variable-rates:

			Balance at	Balance at
At December 31, 2020	Range of	Maturity	December 31,	December 31,
(in millions)	Interest Rate(s)	Date(s)	2020	2019
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	0% - 8.13%	2021 - 2097	$23,068	$20,467
Junior subordinated debt	4.88% - 8.63%	2037 - 2058	1,561	1,542
AIG Japan Holdings Kabushiki Kaisha	0.28% - 0.35%	2021 - 2025	361	344
AIGLH notes and bonds payable	6.63% - 7.50%	2025 - 2029	282	282
AIGLH junior subordinated debt	7.57% - 8.50%	2030 - 2046	361	361
Validus notes and bonds payable	8.88%	2040	348	353
Total AIG general borrowings			25,981	23,349
AIG borrowings supported by assets:(a)
Series AIGFP matched notes and bonds payable	0.23% - 0.23%	2046 - 2047	21	21
GIAs, at fair value	0.00% - 7.15%	2021 - 2047	2,033	2,003
Notes and bonds payable, at fair value	0.50% - 10.37%	2030 - 2049	64	59
Total AIG borrowings supported by assets			2,118	2,083
Total debt issued or guaranteed by AIG			28,099	25,432
Other subsidiaries notes, bonds, loans and mortgages
payable - not guaranteed by AIG	2.76%	2022 - 2023	4	47
Total long-term debt			28,103	25,479
Debt of consolidated investment entities - not guaranteed by AIG(b)	0% - 9.31%	2021 - 2062	9,431	9,871
Total debt			$37,534	$35,350

(a) AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.4 billion and $1.5 billion at December 31, 2020 and December 31, 2019, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b)At December 31, 2020, includes debt of consolidated investment entities related to real estate investments of $3.1 billion, affordable housing partnership investments of $2.3 billion and other securitization vehicles of $4.0 billion. At December 31, 2019, includes debt of consolidated investment entities related to real estate investments of $3.2 billion, affordable housing partnership investments of $2.1 billion and other securitization vehicles of $4.6 billion.

294 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 15. Debt

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

December 31, 2020		Year Ending
(in millions)	Total	2021	2022	2023	2024	2025	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$23,068	$1,500	$1,515	$1,705	$998	$2,751	$14,599
Junior subordinated debt	1,561	-	-	-	-	-	1,561
AIG Japan Holdings Kabushiki Kaisha	361	236	-	-	-	125	-
AIGLH notes and bonds payable	282	-	-	-	-	135	147
AIGLH junior subordinated debt	361	-	-	-	-	-	361
Validus notes and bonds payable	348	-	-	-	-	-	348
Total AIG general borrowings	25,981	1,736	1,515	1,705	998	3,011	17,016
AIG borrowings supported by assets:
Series AIGFP matched notes and
bonds payable	21	-	-	-	-	-	21
GIAs, at fair value	2,033	158	53	127	149	588	958
Notes and bonds payable, at fair value	64	-	-	-	-	-	64
Total AIG borrowings supported by assets	2,118	158	53	127	149	588	1,043
Total debt issued or guaranteed by AIG	28,099	1,894	1,568	1,832	1,147	3,599	18,059
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans
and mortgages payable	4	2	1	1	-	-	-
Total debt not guaranteed by AIG	4	2	1	1	-	-	-
Total*	$28,103	$1,896	$1,569	$1,833	$1,147	$3,599	$18,059

*Does not reflect $9.4 billion of notes issued by consolidated investment entities for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.

Uncollateralized and collateralized notes, bonds, loans and mortgages payable consisted of the following:

	Uncollateralized	Collateralized
At December 31, 2020	Notes/Bonds/Loans	Loans and
(in millions)	Payable	Mortgages Payable	Total
AIG general borrowings	$361	$-	$361
Other subsidiaries notes, bonds, loans and mortgages payable*	-	4	4
Total	$361	$4	$365

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

On July 11, 2013, the AIGLH junior subordinated debentures were distributed to holders of the capital securities, the capital securities were cancelled and the trusts were dissolved. At December 31, 2020, the junior subordinated debentures outstanding consisted of $113 million of 8.5 percent junior subordinated debentures due July 2030, $211 million of 8.125 percent junior subordinated debentures due March 2046 and $37 million of 7.57 percent junior subordinated debentures due December 2045, each guaranteed by AIG Parent.

AIG | 2020 Form 10-K 295

ITEM 8 | Notes to Consolidated Financial Statements | 15. Debt

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

At December 31, 2020		Available		Effective
(in millions)	Size	Amount	Expiration	Date
Syndicated Credit Facility	$4,500	$4,500	June 2022	6/27/2017

We also maintain revolving credit facilities that can exclusively be utilized by certain consolidated investment entities to acquire assets related to securitizations. Draws under those credit facilities cannot be utilized for general corporate purposes. Prior to the pricing of the related securitizations, these credit facilities have combined limits of up to $390 million. Subsequent to pricing of the related securitizations, the combined limits are expected to increase to up to approximately $610 million. As of December 31, 2020, we have drawn $84 million under the credit facilities. These credit facilities have maturity dates ranging from one to ten years.

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

Additionally, from time to time, various regulatory and governmental agencies review the transactions and practices of AIG and our subsidiaries in connection with industry-wide and other inquiries or examinations into, among other matters, the business practices of current and former operating insurance subsidiaries. Such investigations, inquiries or examinations could develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage. On July 28, 2020, VALIC Financial Advisors, Inc. (VFA), an indirect subsidiary of AIG, agreed to settle two separate proceedings brought by the SEC without admitting or denying the findings. VFA agreed as part of these settlements to pay disgorgement, prejudgment interest, and civil monetary penalties, as well as to comply with certain undertakings.

296 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 16. Contingencies, Commitments and Guarantees

Tax Litigation

We were party to tax litigation before the Southern District of New York (Southern District), which was dismissed by the Southern District in October 2020 based upon the settlement reached between AIG and the government. For additional information see Note 22 to the Consolidated Financial Statements.

lease Commitments

We lease office space and equipment in various locations across jurisdictions in which the Company operates. The majority of the resulting obligation arising from these contracts is generated by our real estate portfolio, which only includes contracts classified as operating leases. As of December 31, 2020, the lease liability and corresponding right of use asset reflected in Other liabilities and Other assets were $1.0 billion and $906 million, respectively, and we made cash payments of $252 million in 2020 in connection with these leases. The liability includes non-lease components, such as property taxes and insurance for our gross leases. Some of these leases contain options to renew after a specified period of time at the prevailing market rate; however, renewal options that have not been exercised as of December 31, 2020 are excluded until management attains a reasonable level of certainty. Some leases also include termination options at specified times and term; however, termination options are not reflected in the lease asset and liability balances until they have been exercised.

The weighted average discount rate and lease term assumptions used in determining the liability are 2.50 percent and 8.8 years, respectively. The primary assumption used to determine the discount rate is the cost of funding for the Company, which is based on the secured borrowing rate for terms similar to the lease term, and for the major financial markets in which AIG operates.

Rent expense was $258 million, $232 million and $283 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table presents the future undiscounted cash flows under operating leases at December 31, 2020:

(in millions)
2021	$233
2022	177
2023	138
2024	111
2025	81
Remaining years after 2025	506
Total undiscounted lease payments	$1,246
Less: Present value adjustment	202
Net lease liabilities	1,044

During 2019, we recognized a pretax net gain of $200 million from the sale and concurrent leaseback of our corporate headquarters. We also procured additional office space via operating lease contracts for which lease commencement will occur in 2021. Future undiscounted obligations stemming from those contracts total $389 million, which excludes the effect of renewal options.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $7.3 billion at December 31, 2020.

AIG | 2020 Form 10-K 297

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

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at December 31, 2020 was $78 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

We are unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, we believe the likelihood that we will have to make any material payments related to completed sales under these arrangements is remote, and no material liabilities related to these arrangements have been recorded in the Consolidated Balance Sheets.

For additional discussion on the Fortitude Re transaction, see Note 1 to the Consolidated Financial Statements.

Other

• For additional discussion on commitments and guarantees associated with VIEs see Note 10 to the Consolidated Financial Statements.

• For additional disclosures about derivatives see Note 11 to the Consolidated Financial Statements.

298 AIG | 2020 Form 10-K

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

AIG | 2020 Form 10-K 299

ITEM 8 | Notes to Consolidated Financial Statements | 17. Equity

The following table presents declaration date, record date, payment date and dividends paid per preferred share and per depository share on the Series A Preferred Stock in the twelve months ended December 31, 2020 and 2019:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
November 5, 2020	November 30, 2020	December 15, 2020	$365.625	$0.365625
August 3, 2020	August 31, 2020	September 15, 2020	365.625	0.365625
May 4, 2020	May 29, 2020	June 15, 2020	365.625	0.365625
February 12, 2020	February 28, 2020	March 16, 2020	365.625	0.365625
October 31, 2019	November 29, 2019	December 16, 2019	$365.625	$0.365625
August 7, 2019	August 30, 2019	September 16, 2019	365.625	0.365625
May 21, 2019	May 31, 2019	June 17, 2019	369.6875	0.3696875

Common Stock

The following table presents a rollforward of outstanding shares:

	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Year Ended December 31, 2018
Shares, beginning of year	1,906,671,492	(1,007,626,835)	899,044,657
Shares issued	-	4,091,922	4,091,922
Shares repurchased	-	(36,527,150)	(36,527,150)
Shares, end of year	1,906,671,492	(1,040,062,063)	866,609,429
Year Ended December 31, 2019
Shares, beginning of year	1,906,671,492	(1,040,062,063)	866,609,429
Shares issued	-	3,389,602	3,389,602
Shares repurchased	-	-	-
Shares, end of year	1,906,671,492	(1,036,672,461)	869,999,031
Year Ended December 31, 2020
Shares, beginning of year	1,906,671,492	(1,036,672,461)	869,999,031
Shares issued	-	3,719,970	3,719,970
Shares repurchased	-	(12,160,952)	(12,160,952)
Shares, end of year	1,906,671,492	(1,045,113,443)	861,558,049

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

300 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 17. Equity

The following table presents declaration date, record date, payment date and dividends paid per common share on AIG Common Stock in the twelve months ended December 31, 2020, 2019 and 2018:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Common Share
November 5, 2020	December 14, 2020	December 28, 2020	$0.32
August 3, 2020	September 17, 2020	September 30, 2020	0.32
May 4, 2020	June 15, 2020	June 29, 2020	0.32
February 12, 2020	March 16, 2020	March 30, 2020	0.32

October 31, 2019	December 12, 2019	December 26, 2019	$0.32
August 7, 2019	September 17, 2019	September 30, 2019	0.32
May 6, 2019	June 14, 2019	June 28, 2019	0.32
February 13, 2019	March 15, 2019	March 29, 2019	0.32

October 31, 2018	December 12, 2018	December 26, 2018	$0.32
August 2, 2018	September 17, 2018	September 28, 2018	0.32
May 2, 2018	June 14, 2018	June 28, 2018	0.32
February 8, 2018	March 15, 2018	March 29, 2018	0.32

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock and warrants to purchase shares of AIG Common Stock:

Years Ended December 31,
(in millions)	2020	2019	2018
Aggregate repurchases of common stock	$500	$-	$1,739
Total number of common shares repurchased	12	-	37
Aggregate repurchases of warrants	$-	$-	$11
Total number of warrants repurchased	-	-	1

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On February 13, 2019, our Board of Directors authorized an additional increase of approximately $1.5 billion to its previous share repurchase authorization. As of December 31, 2020, approximately $1.5 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans.

In February 2020, we executed an accelerated stock repurchase (ASR) agreement with a third-party financial institution. The total number of shares of AIG Common Stock repurchased in the year ended December 31, 2020, and the aggregate purchase price of those shares, reflect our payment of $500 million in the aggregate under the ASR agreement and the receipt of approximately 12 million shares of AIG Common Stock in the aggregate.

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

AIG | 2020 Form 10-K 301

ITEM 8 | Notes to Consolidated Financial Statements | 17. Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of Accumulated other comprehensive income (loss):

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, January 1, 2018, net of tax	$793	7,693	(2,090)	(931)	-	$5,465
Cumulative effect of change in accounting principles	169	(285)	(284)	(183)	7	(576)
Change in unrealized depreciation
of investments	(1,320)	(8,688)	-	-	-	(10,008)
Change in deferred policy acquisition costs
adjustment and other	(57)	1,300	-	-	-	1,243
Change in future policy benefits	-	1,711	-	-	-	1,711
Change in foreign currency translation adjustments	-	-	(314)	-	-	(314)
Change in net actuarial loss	-	-	-	(23)	-	(23)
Change in prior service credit	-	-	-	(4)	-	(4)
Change in deferred tax asset (liability)	377	702	(35)	55	-	1,099
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	3	3
Total other comprehensive income (loss)	(1,000)	(4,975)	(349)	28	3	(6,293)
Noncontrolling interests	-	7	2	-	-	9
Balance, December 31, 2018, net of tax	$(38)	$2,426	$(2,725)	$(1,086)	$10	$(1,413)
Cumulative effect of change in accounting principles						-
Change in unrealized appreciation
of investments	842	13,333	-	-	-	14,175
Change in deferred policy acquisition costs
adjustment and other*	15	(1,871)	-	-	-	(1,856)
Change in future policy benefits	-	(4,462)	-	-	-	(4,462)
Change in foreign currency translation adjustments	-	-	135	-	-	135
Change in net actuarial loss	-	-	-	(58)	-	(58)
Change in prior service credit	-	-	-	(2)	-	(2)
Change in deferred tax asset (liability)	(196)	(1,311)	(31)	24	-	(1,514)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(3)	(3)
Total other comprehensive income (loss)	661	5,689	104	(36)	(3)	6,415
Noncontrolling interests	-	16	4	-	-	20
Balance, December 31, 2019, net of tax	$623	$8,099	$(2,625)	$(1,122)	$7	$4,982

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Allowance	(Depreciation)	Currency	Plan	Attributable to
	for Credit Losses	of All Other	Translation	Liabilities	Changes in
(in millions)	Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, January 1, 2020, net of tax	$-	8,722	(2,625)	(1,122)	7	$4,982
Cumulative effect of change in accounting principles	-	-	-	-	-	-
Change in unrealized appreciation (depreciation)
of investments	(133)	9,624	-	-	-	9,491
Change in deferred policy acquisition costs
adjustment and other	11	(1,327)	-	-	-	(1,316)
Change in future policy benefits	-	2,408	-	-	-	2,408
Change in foreign currency translation adjustments	-	-	303	-	-	303
Change in net actuarial loss	-	-	-	(67)	-	(67)
Change in prior service credit	-	-	-	(18)	-	(18)
Change in deferred tax asset (liability)	27	(2,351)	56	(21)	-	(2,289)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	1	1
Total other comprehensive income (loss)	(95)	8,354	359	(106)	1	8,513
Noncontrolling interests	-	(17)	1	-	-	(16)
Balance, December 31, 2020, net of tax	$(95)	$17,093	$(2,267)	$(1,228)	$8	$13,511

*Includes net unrealized gains and losses attributable to businesses held for sale at December 31, 2019.
302 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 17. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2020, 2019 and 2018:

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Other-Than-	(Depreciation)	Currency	Plan	Attributable to
	Temporary Credit	of All Other	Translation	Liabilities	Changes in
(in millions)	Impairments Were Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
December 31, 2018
Unrealized change arising during period	$(1,372)	(5,811)	(314)	(61)	3	$(7,555)
Less: Reclassification adjustments
included in net income	5	(134)	-	(34)	-	(163)
Total other comprehensive income (loss),
before income tax expense (benefit)	(1,377)	(5,677)	(314)	(27)	3	(7,392)
Less: Income tax expense (benefit)	(377)	(702)	35	(55)	-	(1,099)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(1,000)	$(4,975)	$(349)	$28	$3	$(6,293)

December 31, 2019
Unrealized change arising during period	$853	7,324	135	(97)	(3)	$8,212
Less: Reclassification adjustments
included in net income	(4)	324	-	(37)	-	283
Total other comprehensive income (loss),
before income tax expense (benefit)	857	7,000	135	(60)	(3)	7,929
Less: Income tax expense (benefit)	196	1,311	31	(24)	-	1,514
Total other comprehensive income (loss),
net of income tax expense (benefit)	$661	$5,689	$104	$(36)	$(3)	$6,415

	Unrealized Appreciation				Fair Value of
	(Depreciation) of Fixed	Unrealized			Liabilities Under
	Maturity Securities on	Appreciation	Foreign	Retirement	Fair Value Option
	Which Allowance	(Depreciation)	Currency	Plan	Attributable to
	for Credit Losses	of All Other	Translation	Liabilities	Changes in
(in millions)	Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
December 31, 2020
Unrealized change arising during period	$(161)	$11,758	$303	$(130)	$1	$11,771
Less: Reclassification adjustments
included in net income	(39)	1,053	-	(45)	-	969
Total other comprehensive income (loss),
before income tax expense (benefit)	(122)	10,705	303	(85)	1	10,802
Less: Income tax expense (benefit)	(27)	2,351	(56)	21	-	2,289
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(95)	$8,354	$359	$(106)	$1	$8,513

AIG | 2020 Form 10-K 303

ITEM 8 | Notes to Consolidated Financial Statements | 17. Equity

The following table presents the effect of the reclassification of significant items out of Accumulated other comprehensive income on the respective line items in the Consolidated Statements of Income:

	Amount Reclassified
	from Accumulated Other
Years Ended December 31,	Comprehensive Income			Affected Line Item in the
(in millions)	2020	2019	2018	Consolidated Statements of Income
Unrealized appreciation (depreciation) of fixed maturity securities on which allowance for credit losses was taken
Investments	$(39)	$-	$-	Other realized capital gains
Total	(39)	-	-
Unrealized appreciation (depreciation) of fixed maturity securities on which other-than-temporary credit impairments were taken

Investments	$-	$(4)	$5	Other realized capital gains
Total	-	(4)	5
Unrealized appreciation (depreciation) of all other investments
Investments	1,053	324	(134)	Other realized capital gains
Total	1,053	324	(134)
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	-	1	*
Actuarial losses	(44)	(37)	(35)	*
Total	(45)	(37)	(34)
Total reclassifications for the year	$969	$283	$(163)

*These Accumulated other comprehensive income components are included in the computation of net periodic pension cost. For additional information see Note 21.

304 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 18. Earnings Per Common Share

18. Earnings Per Common Share (EPS)

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

The following table presents the computation of basic and diluted EPS:

Years Ended December 31,
(dollars in millions, except per common share data)	2020	2019	2018
Numerator for EPS:
Income (loss) from continuing operations	$(5,833)	$4,121	$103
Less: Net income from continuing operations attributable to noncontrolling interests	115	821	67
Less: Preferred stock dividends	29	22	-
Income (loss) attributable to AIG common shareholders from continuing operations	(5,977)	3,278	36
Income (loss) from discontinued operations, net of income tax expense	4	48	(42)
Net income (loss) attributable to AIG common shareholders	$(5,973)	$3,326	$(6)
Denominator for EPS:
Weighted average common shares outstanding – basic	869,309,458	876,750,264	898,405,537
Dilutive common shares	-	12,761,682	11,735,705
Weighted average common shares outstanding – diluted(a)(b)	869,309,458	889,511,946	910,141,242
Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$(6.88)	$3.74	$0.04
Income (loss) from discontinued operations	$-	$0.05	$(0.05)
Income (loss) attributable to AIG common shareholders	$(6.88)	$3.79	$(0.01)
Diluted:
Income (loss) from continuing operations	$(6.88)	$3.69	$0.04
Income (loss) from discontinued operations	$-	$0.05	$(0.05)
Income (loss) attributable to AIG common shareholders	$(6.88)	$3.74	$(0.01)

(a)For the year ended December 31, 2020, because we reported a net loss attributable to AIG common shareholders, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. The number of common shares excluded from the calculation was 5,401,597 shares.

(b)Dilutive common shares included our share-based employee compensation plans, and a weighted average portion of the 10-year warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011, which expired in January 2021. The number of common shares excluded from diluted shares outstanding was 68.7 million, 20.0 million and 19.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

For information about our repurchases of AIG Common Stock see Note 17 to the Consolidated Financial Statements.

AIG | 2020 Form 10-K 305

ITEM 8 | Notes to Consolidated Financial Statements | 19. Statutory Financial Data and Restrictions

19. Statutory Financial Data and Restrictions

The following table presents statutory net income (loss) and capital and surplus for our General Insurance companies and our Life and Retirement companies in accordance with statutory accounting practices:

(in millions)	2020	2019	2018
Years Ended December 31,
Statutory net income (loss)(a)(b):
General Insurance companies:
Domestic	$915	$1,481	$(1,030)
Foreign	949	1,384	558
Total General Insurance companies	$1,864	$2,865	$(472)
Life and Retirement companies:
Domestic	$680	$325	$671
Foreign	14	3,336	(553)
Total Life and Retirement companies	$694	$3,661	$118
At December 31,
Statutory capital and surplus(a)(b):
General Insurance companies:
Domestic	$17,926	$17,418
Foreign	15,592	16,409
Total General Insurance companies	$33,518	$33,827
Life and Retirement companies:
Domestic	$10,960	$9,228
Foreign	671	5,231
Total Life and Retirement companies	$11,631	$14,459
Aggregate minimum required statutory capital and surplus:
General Insurance companies:
Domestic	$3,817	$4,177
Foreign	7,303	8,080
Total General Insurance companies	$11,120	$12,257
Life and Retirement companies:
Domestic	$3,574	$3,357
Foreign	207	1,137
Total Life and Retirement companies	$3,781	$4,494

(a) Excludes discontinued operations and other divested businesses. Statutory capital and surplus and net income (loss) with respect to foreign operations are as of November 30.

(b) The 2020 amounts reflect our best estimate of the statutory net income, capital and surplus as of the date of AIG’s Form 10-K filing. In aggregate, the 2019 General Insurance companies and Life and Retirement companies statutory net income decreased by $4 million and the 2019 General Insurance companies and Life and Retirement companies statutory capital and surplus increased by $132 million, compared to the amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, due to finalization of statutory filings and revision of prior period numbers.

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

For domestic insurance subsidiaries, aggregate minimum required statutory capital and surplus is based on the greater of the RBC level that would trigger regulatory action or minimum requirements per state insurance regulation. Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the U.S., and can vary significantly by jurisdiction. At both December 31, 2020 and 2019, all domestic and foreign insurance subsidiaries individually exceeded the minimum required statutory capital and surplus requirements and all domestic insurance subsidiaries individually exceeded RBC minimum required levels.

306 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 19. Statutory Financial Data and Restrictions

At December 31, 2020 and 2019, our domestic insurance subsidiaries used the following permitted practices that resulted in reported statutory surplus or risk-based capital that is significantly different from the statutory surplus or risk based capital that would have been reported had NAIC statutory accounting practices or the prescribed regulatory accounting practices of their respective state regulator been followed in all respects:

• Effective December 31, 2019 and subsequent reporting periods through September 30, 2020, a domestic life insurance subsidiary domiciled in Texas adopted a permitted statutory accounting practice to recognize an admitted asset related to the notional value of coverage defined in an excess of loss reinsurance agreement, net of specified amounts. This reinsurance agreement has a 20-year term and provides coverage to the subsidiary for aggregate claims incurred during the agreement term associated with guaranteed minimum withdrawal benefits on certain fixed index annuities generally issued prior to April 2019 (Block 1) exceeding an attachment point defined in the treaty.

• Effective October 1, 2020 and subsequent reporting periods through September 30, 2023, this permitted practice was expanded to similarly recognize an additional admitted asset related to the notional value of coverage defined in a separate excess of loss reinsurance agreement, net of specified amounts. This additional reinsurance agreement has a 25-year term and provides coverage to the subsidiary for aggregate excess of loss claims associated with guaranteed minimum withdrawal benefits on a block of fixed index annuities generally issued in April 2019 or later, including new business issued after the effective date (Block 2). In addition, effective December 31, 2020, this expanded permitted practice also extended the term of the permitted practice for Block 1 from September 30, 2020 to September 30, 2023. The reinsurance agreement covering contracts in Block 1 was also amended to conform certain provisions to be consistent with the Block 2 reinsurance agreement. The permitted practice allows the subsidiary to manage its reserves in a manner more in line with anticipated principle-based reserving requirements once they have been developed. This permitted practice resulted in an increase in the statutory surplus of this subsidiary of approximately $614 million and $285 million at December 31, 2020 and 2019, respectively. The subsidiary may seek continuation of the permitted practice beyond September 30, 2023, subject to the approval of its domiciliary regulator.

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

Our domestic life insurance subsidiaries manage the capital impact of statutory reserve requirements under Regulation XXX and Guideline AXXX through unaffiliated and affiliated reinsurance transactions. The affiliated life insurers providing reinsurance capacity for such transactions are fully licensed insurance companies and are not formed under captive insurance laws.

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

Largely as a result of these restrictions, approximately $41.6 billion of the statutory capital and surplus of our consolidated insurance subsidiaries were restricted from transfer to AIG Parent without prior approval of state insurance regulators at December 31, 2020.

AIG | 2020 Form 10-K 307

ITEM 8 | Notes to Consolidated Financial Statements | 19. Statutory Financial Data and Restrictions

To our knowledge, no AIG insurance company is currently on any regulatory or similar “watch list” with regard to solvency.

Parent Company Dividend Restrictions

At December 31, 2020, our ability to pay dividends is not subject to any significant contractual restrictions, but remains subject to regulatory restrictions.

For additional information about our ability to pay dividends to our shareholders see Note 17.

20. Share-Based Compensation Plans

The following table presents our total share-based compensation expense:

Years Ended December 31,
(in millions)	2020	2019	2018
Share-based compensation expense - pre-tax(a)	$274	$314	$337
Share-based compensation expense - after tax(b)	216	248	266

(a)As a result of accelerated vesting events, such as retirement eligibility in the year of grant and involuntary terminations, we recognized $63 million, $82 million and $104 million in 2020, 2019 and 2018, respectively, prior to the end of the specified vesting periods. It is our policy to reverse compensation expense for forfeited awards when they occur.

(b)We also recognized $25 million of additional tax expense due to share settlements occurring in 2020.

Employee Plans

The Company sponsors several stock compensation programs under the AIG Long Term Incentive Plan (as amended) and its predecessor plan, the AIG 2013 Long Term Incentive Plan (each as applicable, the LTIP), which are governed by the AIG 2013 Omnibus Incentive Plan (Omnibus Plan). Our share-settled awards are settled with previously acquired shares held in AIG’s treasury.

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

During 2020, performance share units (PSUs), restricted stock units (RSUs), stock options and deferred stock units (DSUs) (collectively, units) were granted under the Omnibus Plan and 21,892,781 shares are available for future grants as of December 31, 2020. Units are issued to employees as part of our long-term incentive program, generally in March of any given year, and are also issued for off-cycle grants, which are made from time to time during the year generally as sign-on awards to new hires or as a result of a change in employee status.

AIG Long Term Incentive Plan

Long-Term Incentive (LTI) Awards

The LTIP provides for an annual award to certain employees, including our senior executive officers and other highly compensated employees that may be comprised of a combination of one or more of the following units: PSUs, RSUs or stock options.

The number of PSUs issued on the grant date (the target) provides the opportunity for LTIP participants (usually senior management) to receive shares of AIG Common Stock based on AIG achieving specified performance goals at the end of a three-year performance period. These performance goals are pre-established by AIG’s Compensation and Management Resources Committee (CMRC) for each annual grant and may differ from year to year. The actual number of PSUs earned can vary from zero to 200 percent of the target for the 2020, 2019 and 2018 awards, depending on AIG’s performance relative to a specified peer group and/or the outcome of pre-established financial goals, as applicable.

308 AIG | 2020 Form 10-K

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

The following table presents the assumptions used to estimate the fair value of PSUs that vest based on AIG’s TSR:

2020
Expected dividend yield(a)	-%
Expected volatility(b)	46.43%
Risk-free interest rate(c)	0.18%

(a) The award agreement provides that TSR for AIG and each member of the Peer Group will be calculated assuming dividends distributed are reinvested on the ex-dividend date.

(b)We used the historical volatility over the most recent 2.50-year period for AIG and the members of the Peer Group, commensurate with the remaining Performance Period as of the Valuation Date.

(c)We converted the semi-annual zero-coupon U.S. Treasury rates as of the Valuation Date to continuously compounded rates. We then chose the continuously compounded risk-free rate that is commensurate with the length of the remaining performance period as of the valuation date and interpolated between the yields of the two-year and the three-year continuously compounded rates to determine the yield.

Modification of LTI awards

During the third quarter of 2019, we added a modifier to the 2019 performance share units awarded to certain senior executives to cap payout at 100 percent of target if our total shareholder return for the three-year performance period is below peer median. We did not recognize any incremental compensation expense as a result of this modification.

During the third quarter of 2020, we reduced the performance goals from three to two metrics for the 2018 LTI and 2019 LTI awards for certain PSU recipients, which resulted in a net credit of $4 million pre-tax to compensation expense. The modification did not apply to the Company’s senior executives.

The following table summarizes outstanding share-settled LTI awards(a):

					Weighted Average
As of or for the Year	Number of Units				Grant-Date Fair Value
Ended December 31, 2020(b)	2020 LTI	2019 LTI	2018 LTI	2016 LTI	2020 LTI	2019 LTI	2018 LTI	2016 LTI
Unvested, beginning of year	-	4,523,898	2,656,994	223,364	$-	$44.98	$55.21	$62.14
Granted	7,281,247	109,479	79,294	-	31.37	28.16	28.16	-
Vested(c)	(1,788,974)	(599,606)	(2,338,209)	(203,533)	31.46	45.14	55.35	62.14
Forfeited(d)	(143,617)	(536,352)	(398,079)	(19,831)	32.00	44.55	54.92	62.13
Unvested, end of year(e)	5,348,656	3,497,419	-	-	$31.33	$44.79	$-	$-

(a) Excludes stock options, other RSUs and DSUs, which are discussed under Stock Options, Other RSU Grants and Non-Employee Plan, respectively. The 2017 LTI was fully vested in 2019 as a result of the three-year cliff vesting schedule.

(b) Except for the 2016 LTI awards, PSUs represent target amount granted, and does not reflect potential increases or decreases that could result from the final outcome of the performance goals for the respective awards, which is determined by the CMRC in the quarter after the applicable performance period ends.

(c) Also reflects units that vest as a result of an accelerated vesting event that occurred prior to the specified vesting date.

(d) Includes PSUs for which the performance metric was not met at the end of the performance period.

(e) At December 31, 2020, the total unrecognized compensation cost for outstanding RSUs and PSUs was $178 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 0.94 year and 2 years.

AIG | 2020 Form 10-K 309

ITEM 8 | Notes to Consolidated Financial Statements | 20. Share-Based Compensation Plans

Stock Options

Stock options were issued as part of the 2020, 2019 and 2018 LTI awards, and to certain newly hired senior executives in 2017 and 2018. Option awards are generally granted with an exercise price equal to the market price of the company’s stock on the grant date. The fair value of the options was estimated on the grant date using the Black-Scholes model for the time-vesting options, and a Monte Carlo simulation for the hurdle-vesting options using the assumptions noted in the following table.

The following weighted-average assumptions were used for stock options granted:

	2020		2019		2018
Expected annual dividend yield(a)	3.97%		2.86%		2.32%
Expected volatility(b)	42.03%		23.17%		23.29%
Risk-free interest rate(c)	0.57%		2.47%		2.83%
Expected term(d)	6.39	years	6.38	years	4.50 - 6.47	years

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

(d) The contractual terms are 7 and 10 years from the date of grant.

The following table provides a rollforward of stock option activity:

			Weighted Average	Aggregate
As of or for the Year		Weighted Average	Remaining	Intrinsic Values
Ended December 31, 2020	Units	Exercise Price	Contractual Life	(in millions)
Outstanding, beginning of year	8,365,891	$53.66	7.65
Granted	3,303,587	32.25
Exercised	(74,740)	40.76
Forfeited or expired	(165,247)	45.42
Outstanding, end of year	11,429,491	$47.67	7.59	$18
Exercisable, end of year	3,988,609	$54.46	6.86	$1

The weighted average grant-date fair value of stock options granted during 2020, 2019 and 2018 was $9.61, $10.01 and $11.08, respectively. As of December 31, 2020, we recognized $28.1 million of expense, while $21 million was unrecognized and is expected to be amortized up to 2.00 years.

Other RSU Grants

The Company may issue time-vesting RSUs for various reasons including, as a sign-on bonus, retention grant or replacement award in an acquisition. Vesting for these awards generally ranges from 1 to 3 years and is contingent on continuous service.

The following table summarizes outstanding share-settled RSU grants.

				Weighted Average
As of or for the Year	Number of Units			Grant-Date Fair Value
Ended December 31,	2020	2019	2018	2020	2019	2018
Unvested, beginning of year	1,231,185	1,634,610	595,250	$54.17	$56.11	$62.93
Granted	583,068	399,779	1,385,929	35.54	52.40	54.07
Vested	(535,220)	(774,350)	(342,481)	50.89	57.32	59.68
Forfeited	(127,653)	(28,854)	(4,088)	54.90	55.23	60.31
Unvested, end of year	1,151,380	1,231,185	1,634,610	$46.18	$54.17	$56.11

We recognized $23.7 million of expense related to these RSU grants in 2020. Total unrecognized compensation cost related to these grants was $25 million and the weighted-average and expected period of years over which that cost is expected to be recognized are 1.36 years and 5.00 years at December 31, 2020.

310 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 20. Share-Based Compensation Plans

Non-Employee Plan

Our non-employee directors, who serve on our Board of Directors, receive share-based compensation in the form of fully vested DSUs with delivery deferred until retirement from the Board. DSUs granted in 2020, 2019 and 2018 accrue DEUs equal to the amount of any regular quarterly dividend that would have been paid by AIG if the shares of AIG Common Stock underlying the DSUs had been outstanding. In 2020, 2019 and 2018, we granted to non-employee directors 94,062, 49,706 and 39,092 DSUs, respectively, under the 2013 Plan, and recognized expense of $2.4 million, $2.6 million and $2.1 million, respectively.

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

AIG | 2020 Form 10-K 311

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

As of or for the Years Ended	Pension				Postretirement
December 31,	U.S. Plans(a)		Non-U.S. Plans(a)		U.S. Plans		Non-U.S. Plans
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Change in projected benefit obligation:
Benefit obligation, beginning of year	$4,972	$4,553	$1,174	$1,138	$181	$172	$61	$50
Service cost	5	5	21	21	1	1	1	1
Interest cost	134	176	10	15	5	6	2	2
Actuarial loss	612	536	1	91	17	15	8	8
Benefits paid:
AIG assets	(17)	(18)	(9)	(8)	(13)	(13)	(1)	(1)
Plan assets	(294)	(279)	(21)	(33)	-	-	-	-
Plan amendment	-	-	18	-	-	-	-	-
Curtailments	-	-	-	(2)	-	-	-	-
Settlements	-	-	(24)	(67)	-	-	-	-
Foreign exchange effect	-	-	60	18	-	-	-	1
Other	(2)	(1)	1	1	-	-	-	-
Projected benefit obligation, end of year	$5,410	$4,972	$1,231	$1,174	$191	$181	$71	$61
Change in plan assets:
Fair value of plan assets, beginning
of year	$4,465	$3,840	$899	$861	$-	$-	$-	$-
Actual return on plan assets, net of expenses	760	744	37	64	-	-	-	-
AIG contributions	17	178	49	63	13	13	1	1
Benefits paid:
AIG assets	(17)	(18)	(9)	(8)	(13)	(13)	(1)	(1)
Plan assets	(294)	(279)	(21)	(33)	-	-	-	-
Settlements	-	-	(24)	(67)	-	-	-	-
Foreign exchange effect	-	-	46	19	-	-	-	-
Fair value of plan assets, end of year	$4,931	$4,465	$977	$899	$-	$-	$-	$-
Funded status, end of year	$(479)	$(507)	$(254)	$(275)	$(191)	$(181)	$(71)	$(61)
Amounts recognized in the balance
sheet:
Assets	$-	$-	$73	$65	$-	$-	$-	$-
Liabilities	(479)	(507)	(327)	(340)	(191)	(181)	(71)	(61)
Total amounts recognized	$(479)	$(507)	$(254)	$(275)	$(191)	$(181)	$(71)	$(61)
Pre-tax amounts recognized in Accumulated
other comprehensive income (loss):
Net gain (loss)	$(1,493)	$(1,436)	$(178)	$(195)	$(7)	$10	$(14)	$(6)
Prior service (cost) credit	-	-	(40)	(22)	-	-	-	1
Total amounts recognized	$(1,493)	$(1,436)	$(218)	$(217)	$(7)	$10	$(14)	$(5)

(a)Includes non-qualified unfunded plans of which the aggregate projected benefit obligation was $282 million and $261 million for the U.S. at December 31, 2020 and 2019, respectively, and $243 million and $225 million for the non-U.S. at December 31, 2020 and 2019, respectively.

312 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 21. Employee Benefits

The following table presents the accumulated benefit obligations for U.S. and non-U.S. pension benefit plans:

At December 31,
(in millions)	2020	2019
U.S. pension benefit plans	$5,410	$4,972
Non-U.S. pension benefit plans	$1,213	$1,159

Defined benefit plan obligations in which the projected benefit obligation (PBO) was in excess of the related plan assets and the accumulated benefit obligation (ABO) was in excess of the related plan assets were as follows:

At December 31,	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	U.S. Plans		Non-U.S. Plans		U.S. Plans		Non-U.S. Plans
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Projected benefit obligation	$5,410	$4,972	$1,019	$1,005	$-	$-	$-	$-
Accumulated benefit obligation	-	-	-	-	5,410	4,972	931	931
Fair value of plan assets	4,931	4,465	620	605	4,931	4,465	620	605

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

Years Ended December 31,	Pension							Postretirement
	U.S. Plans			Non-U.S. Plans				U.S. Plans			Non-U.S. Plans
(in millions)	2020	2019	2018	2020	2019		2018	2020	2019	2018	2020	2019	2018
Components of net periodic benefit
cost:
Service cost*	$5	$5	$5	$21	$21		$22	$1	$1	$1	$1	$1	$1
Interest cost	134	176	162	10	15		16	5	6	6	2	2	2
Expected return on assets	(239)	(229)	(283)	(21)	(21)		(25)	-	-	-	-	-	-
Amortization of prior service cost (credit)	-	-	-	2	2		2	-	-	(1)	(1)	(2)	(2)
Amortization of net (gain) loss	33	35	28	8	5		7	-	(1)	-	-	-	1
Net periodic benefit cost (credit)	(67)	(13)	(88)	20	22	-	22	6	6	6	2	1	2
Settlement (credit) charges	-	-	-	3	(2)		-	-	-	-	-	-	-
Net benefit cost (credit)	$(67)	$(13)	$(88)	$23	$20		$22	$6	$6	$6	$2	$1	$2
Total recognized in Accumulated other
comprehensive income (loss)	$(57)	$14	$(77)	$(1)	$(45)		$20	$(17)	$(17)	$9	$(9)	$(10)	$12
Total recognized in net periodic benefit
cost and other comprehensive
income (loss)	$10	$27	$11	$(24)	$(65)		$(2)	$(23)	$(23)	$3	$(11)	$(11)	$10

*Reflects administrative fees for the U.S. pension plans.

Interest cost for pension and postretirement benefits for our U.S. plans and largest non-U.S. plans is measured using the spot rate approach, which applies specific spot rates along the yield curve to a plan’s corresponding discounted cash flows that comprise the obligation. This method provides a more precise measurement of interest cost by aligning the timing of the plans’ discounted cash flows to the corresponding spot rates on the yield curve. For certain non-U.S. plans, interest cost is measured utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations.

A 100 basis point increase in the expected long-term rate of return would decrease the 2021 pension expense by approximately $57 million with all other items remaining the same. A 100 basis point increase in the discount rate would increase the 2021 pension expense by approximately $1 million. This is because the increase in the interest cost due to the higher discount rate is larger than the decrease in the amortization of the net loss, offset by the decrease in the projected settlement charge of the U.S. qualified plan. Conversely, a 100 basis point decrease in the discount rate would decrease the 2021 pension expense by approximately $4 million, while a 100 basis point decrease in the expected long-term rate of return would increase the 2021 pension expense by approximately $57 million, with all other items remaining the same.
AIG | 2020 Form 10-K 313

ITEM 8 | Notes to Consolidated Financial Statements | 21. Employee Benefits

Assumptions

The following table summarizes the weighted average assumptions used to determine the benefit obligations:

	Pension			Postretirement
	U.S. Plans	Non-U.S. Plans	(a)	U.S. Plans	Non-U.S. Plans(a)
December 31, 2020
Discount rate	2.28%		1.00%	2.25%	2.33%
Interest crediting rate	1.57%	0.72	%(b)	N/A	N/A
Rate of compensation increase	N/A (c)		2.28%	N/A	N/A %
December 31, 2019
Discount rate	3.16%		1.09%	3.14%	3.18%
Interest crediting rate	2.19%	0.44	%(b)	N/A	N/A
Rate of compensation increase	N/A (c)		2.22%	N/A	3.00%

(a) The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

(b) Represents the weighted average interest crediting rate of non-U.S. cash balance plans primarily in Japan and Switzerland.

(c) Compensation increases are no longer applicable as the plan is frozen effective January 1, 2016.

The following table summarizes assumed health care cost trend rates for the U.S. plans:

At December 31,	2020	2019
Following year:
Medical (before age 65)	5.55%	5.74%
Medical (age 65 and older)	5.00%	5.00%
Ultimate rate to which cost increase is assumed to decline	4.50%	4.50%
Year in which the ultimate trend rate is reached:
Medical (before age 65)	2038	2038
Medical (age 65 and older)	2038	2038

The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

	Pension			Postretirement
	U.S. Plans	Non-U.S. Plans(a)		U.S. Plans	Non-U.S. Plans(a)
For the Year Ended December 31, 2020
Discount rate	3.16%		1.09%	3.14%	3.18%
Interest crediting rate	2.19%	0.44	%(b)	N/A	N/A
Rate of compensation increase	N/A		2.22%	N/A	3.00%
Expected return on assets	5.55%		2.32%	N/A	N/A
For the Year Ended December 31, 2019
Discount rate	4.22%		1.71%	4.17%	4.12%
Interest crediting rate	3.34%	0.74	%(b)	N/A	N/A
Rate of compensation increase	N/A		2.27%	N/A	3.00%
Expected return on assets	6.20%		2.51%	N/A	N/A
For the Year Ended December 31, 2018
Discount rate	3.61%		1.60%	3.53%	3.59%
Interest crediting rate	2.88%	0.70	%(b)	N/A	N/A
Rate of compensation increase	N/A		2.27%	N/A	3.00%
Expected return on assets	6.75%		2.78%	N/A	N/A

(a) The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

(b) Represents the weighted average interest crediting rate of non-U.S. cash balance plans primarily in Japan and Switzerland.

314 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 21. Employee Benefits

Discount Rate Methodology

The projected benefit cash flows under the U.S. AIG Retirement Plan were discounted using the spot rates derived from the Mercer U.S. Pension Discount Yield Curve (Mercer Yield Curve) at December 31, 2020 and 2019, which resulted in a single discount rate that would produce the same liability at the respective measurement dates. The discount rates were 2.28 percent at December 31, 2020 and 3.16 percent at December 31, 2019. The methodology was consistently applied for the respective years in determining the discount rates for the other U.S. pension plans.

In general, the discount rates for the non-U.S. plans were developed using a similar methodology to the U.S. AIG Retirement plan, by using country-specific Mercer Yield Curves.

The projected benefit obligation for AIG’s Japan pension plans represents approximately 51 percent and 53 percent of the total projected benefit obligations for our non-U.S. pension plans at December 31, 2020 and 2019, respectively. The weighted average discount rate of 0.56 percent and 0.42 percent at December 31, 2020 and 2019, respectively, was selected by reference to the Mercer Yield Curve for Japan.

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

There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2020 or 2019.

U.S. Pension Plan

The assets of the qualified plan are monitored by the AIG U.S. Investment Committee and actively managed by the investment managers, which involves allocating the plan’s assets among approved asset classes within ranges as permitted by the strategic allocation. The long-term strategic asset allocation historically has been reviewed and revised approximately every three years. The investment strategy is focused on de-risking the qualified plan via regular monitoring through liability driven investing and the glide path approach, where the glide path defines the target allocation for the “Return-Seeking” portion of the portfolio (i.e., growth assets) based on the funded ratio and level of interest rates. Under this approach, the allocation to growth assets is reduced and the allocation to liability-hedging assets is increased as the Plan’s funded ratio increases in accordance with the defined glide path.

The following table presents the asset allocation percentage by major asset class for the U.S. qualified plan and the target allocation for 2021 based on the plan’s funded status at December 31, 2020:

	Target	Actual	Actual
At December 31,	2021	2020	2019
Asset class:
Equity securities	27%	25%	25%
Fixed maturity securities	61%	57%	59%
Other investments	12%	18%	16%
Total	100%	100%	100%

The expected weighted average long-term rate of return for the plan was 5.55 percent and 6.20 percent for 2020 and 2019, respectively. The expected weighted average rate of return is an aggregation of expected returns within each asset class category, weighted for the investment mix of the assets. The combination of the expected asset return and any contributions made by us are expected to maintain the plan’s ability to meet all required benefit obligations. The expected asset return for each asset class was developed based on an approach that considers key fundamental drivers of the asset class returns in addition to historical returns, current market conditions, asset volatility and the expectations for future market returns.

Non-U.S. Pension Plans

The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed maturity securities to maximize the long-term return on assets for a given level of risk.

AIG | 2020 Form 10-K 315

ITEM 8 | Notes to Consolidated Financial Statements | 21. Employee Benefits

The following table presents the asset allocation percentage by major asset class for non-U.S. pension plans and the target allocation:

	Target	Actual	Actual
At December 31,	2021	2020	2019
Asset class:
Equity securities	26%	22%	23%
Fixed maturity securities	50%	45%	43%
Other investments	21%	24%	24%
Cash and cash equivalents	3%	9%	10%
Total	100%	100%	100%

The assets of AIG’s Japan pension plans represent approximately 61 percent of total non-U.S. assets at December 31, 2020 and 2019. The expected long term rate of return was 1.84 percent and 1.82 percent, for 2020 and 2019, respectively, and is evaluated by the Japanese Pension Investment Committee on a quarterly and annual basis along with various investment managers, and is revised to achieve the optimal allocation to meet targeted funding levels if necessary. In addition, the funding policy is revised in accordance with local regulation every five years.

The expected weighted average long-term rate of return for all our non-U.S. pension plans was 2.32 percent and 2.51 percent for the years ended December 31, 2020 and 2019, respectively. It is an aggregation of expected returns within each asset class that was generally developed based on the building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns.

Assets Measured at Fair Value

The following table presents information about our plan assets and indicates the level of the fair value measurement based on the observability of the inputs used. The inputs and methodology used in determining the fair value of these assets are consistent with those used to measure our assets as discussed in Note 5 herein.

	U.S. Plans				Non-U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
At December 31, 2020
Assets:
Cash and cash equivalents	$247	$-	$-	$247	$83	$-	$-	$83
Equity securities:
U.S.(a)	459	-	-	459	-	-	-	-
International(b)	183	-	-	183	155	58	-	213
Fixed maturity securities:
U.S. investment grade(c)	-	2,217	10	2,227	-	-	-	-
International investment grade(c)	-	237	-	237	-	174	-	174
U.S. and international high yield(d)	-	282	-	282	-	269	-	269
Mortgage and other asset-backed
securities	-	49	-	49	-	-	-	-
Other investment types(e):
Futures	3	(7)	-	(4)	-	-	-	-
Direct private equity(f)	-	-	6	6	-	-	-	-
Insurance contracts	-	13	-	13	-	-	179	179
Mutual funds(g)	-	-	-	-	-	59	-	59
Total	$892	$2,791	$16	$3,699	$238	$560	$179	$977
At December 31, 2019
Assets:
Cash and cash equivalents	$133	$-	$-	$133	$90	$-	$-	$90
Equity securities:
U.S.(a)	278	-	-	278	-	-	-	-
International(b)	161	25	-	186	156	49	-	205
Fixed maturity securities:
U.S. investment grade(c)	-	2,200	9	2,209	-	-	-	-
International investment grade(c)	-	203	-	203	-	158	-	158
U.S. and international high yield(d)	-	106	-	106	-	229	-	229
Mortgage and other asset-backed

316 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 21. Employee Benefits

securities	-	48	-	48	-	-	-	-
Other investment types(e):
Futures	(17)	-	-	(17)	-	-	-	-
Direct private equity(f)	-	-	11	11	-	-	-	-
Insurance contracts	-	14	-	14	-	-	160	160
Mutual funds(g)	-	-	-	-	-	57	-	57
Total	$555	$2,596	$20	$3,171	$246	$493	$160	$899

(a) Includes passive and active U.S. equity strategies.

(b) Includes passive and active international equity strategies.

(c) Includes investments in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.

(d) Consists primarily of investments in securities or debt obligations that have a rating below investment grade.

(e) Excludes investments that are measured at fair value using the NAV per share (or its equivalent), which totaled $1,232 million and $1,294 million at December 31, 2020 and 2019, respectively.

(f) Comprised of private capital financing including private debt and private equity securities.

(g) Comprised of mutual fund investing in variety of equity, derivatives, and bonds.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we had no significant concentrations of risks at December 31, 2020.

Changes in Level 3 Fair Value Measurements

The following table presents changes in our U.S. and non-U.S. Level 3 plan assets measured at fair value:

		Net								Changes in	Changes in Unrealized
		Realized								Unrealized	Gains (Losses) Included
		and								Gains (Losses)	in Other Comprehensive
	Balance	Unrealized							Balance	on Instruments	Income (Loss) for Recurring
At December 31, 2020	Beginning	Gains					Transfers	Transfers	at End	Held at	Level 3 Instruments
(in millions)	of Year	(Losses)	Purchases	Sales	Issuances	Settlements	In	Out	of Year	End of Year	Held at End of Year
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$9	$1	$-	$-	$-	$-	$-	$-	$10	$-	$-
Direct private equity	11	(3)	-	(2)	-	-	-	-	6	(3)	-
Total	$20	$(2)	$-	$(2)	$-	$-	$-	$-	$16	$(3)	$-
Non-U.S. Plan Assets:
Insurance contracts	$160	$18	$1	$-	$-	$-	$-	$-	$179	$-	$-
Total	$160	$18	$1	$-	$-	$-	$-	$-	$179	$-	$-

										Changes in
		Net								Unrealized Gains
	Balance	Realized and							Balance	(Losses) on
At December 31, 2019	Beginning	Unrealized					Transfers	Transfers	at End	Instruments Held
(in millions)	of year	Gains (Losses)	Purchases	Sales	Issuances	Settlements	In	Out	of year	at End of year
U.S. Plan Assets:
Fixed maturity securities
U.S. investment grade	$13	$3	$-	$(3)	$-	$-	$-	$(4)	$9	$3
Direct private equity	14	(3)	2	(2)	-	-	-	-	11	2
Total	$27	$-	$2	$(5)	$-	$-	$-	$(4)	$20	$5
Non-U.S. Plan Assets:
Insurance contracts	$145	$16	$(1)	$-	$-	$-	$-	$-	$160	$-
Total	$145	$16	$(1)	$-	$-	$-	$-	$-	$160	$-

AIG | 2020 Form 10-K 317

ITEM 8 | Notes to Consolidated Financial Statements | 21. Employee Benefits

Expected Cash Flows

Funding for the qualified plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. There are no minimum required cash contributions in 2020 for the U.S. AIG Retirement Plan. The non-qualified and postretirement plans’ benefit payments are deductible when paid to participants.

Our annual pension contribution in 2021 is expected to be approximately $68 million for our U.S. and non-U.S. pension plans. This estimate is subject to change, since contribution decisions are affected by various factors including our liquidity, market performance and management’s discretion.

The expected future benefit payments, net of participants’ contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
	U.S.	Non-U.S.	U.S.	Non-U.S.
(in millions)	Plans	Plans	Plans	Plans
2021	$338	$44	$13	$1
2022	334	45	12	2
2023	332	46	12	2
2024	334	53	12	2
2025	317	54	11	2
2026-2030	1,485	298	47	11

Defined Contribution Plans

We sponsor several defined contribution plans for U.S. employees that provide for pre-tax salary reduction contributions by employees. The most significant plan is the AIG Incentive Savings Plan, for which the matching contribution is 100 percent of the first six percent of a participant’s contributions, subject to the IRS-imposed limitations. Effective January 1, 2016, participants in the AIG Incentive Savings Plan receive an additional fully vested, non-elective, non-discretionary contribution equal to three percent of the participant’s eligible compensation for the plan year, paid each pay period regardless of whether the participant currently contributes to the plan, and subject to the IRS-imposed limitations. Our pre-tax expenses associated with these plans were $188 million, $195 million and $210 million in 2020, 2019 and 2018, respectively.

318 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

22. Income Taxes

U.S. TAX LAW CHANGES

On December 22, 2017, the U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. While the U.S. tax authorities issued formal guidance, including recently issued regulations for BEAT and other provisions of the Tax Act, there are still certain aspects of the Tax Act that remain unclear and subject to substantial uncertainties. Additional guidance is expected in future periods. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 crisis. The tax provisions of the CARES Act have not had and are currently not expected to have a material impact on AIG’s U.S. federal tax liabilities.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued an accounting standard that allows the optional reclassification of stranded tax effects within AOCI that arise due to the enactment of the Tax Act to retained earnings. We elected to early adopt the standard for the three-month period ended March 31, 2018. As a result of adopting this standard, we reclassified $248 million from AOCI to retained earnings. The amount reclassified included stranded effects related to the change in the U.S. federal corporate income tax rate on the gross temporary differences and related valuation allowances.

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

EFFECTIVE TAX RATE

The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred:

Years Ended December 31,
(in millions)	2020	2019	2018
U.S.	$(8,396)	$3,825	$(12)
Foreign	1,103	1,462	269
Total	$(7,293)	$5,287	$257

The following table presents the income tax expense (benefit) attributable to pre-tax income (loss) from continuing operations:

Years Ended December 31,
(in millions)	2020	2019	2018
Foreign and U.S. components of actual income tax expense (benefit):
U.S.:
Current	$(57)	$278	$134
Deferred	(1,676)	633	(175)
Foreign:
Current	274	267	202
Deferred	(1)	(12)	(7)
Total	$(1,460)	$1,166	$154

AIG | 2020 Form 10-K 319

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

Our actual income tax expense (benefit) differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

Years Ended December 31,	2020			2019			2018
	Pre-Tax	Tax	Percent of	Pre-Tax	Tax	Percent of		Tax	Percent of
	Income	Expense/	Pre-Tax	Income	Expense/	Pre-Tax	Pre-Tax	Expense/	Pre-Tax
(dollars in millions)	(Loss)	(Benefit)	Income (Loss)	(Loss)	(Benefit)	Income (Loss)	Income	(Benefit)	Income
U.S. federal income tax at statutory
rate	$(7,288)	$(1,531)	21.0%	$5,336	$1,120	21.0%	$255	$54	21.0%
Adjustments:
Tax exempt interest		(19)	0.3		(25)	(0.5)		(37)	(14.5)
Uncertain tax positions*		165	(2.3)		258	4.8		176	69.0
Reclassifications from accumulated
other comprehensive income		(101)	1.4		(113)	(2.1)		(72)	(28.2)
Dispositions of subsidiaries		180	(2.5)		21	0.4		-	-
Non-controlling interest		(12)	0.2		(5)	(0.1)		(1)	(0.4)
Non-deductible transfer pricing
charges		11	(0.2)		15	0.3		29	11.4
Dividends received deduction		(39)	0.5		(40)	(0.7)		(38)	(14.8)
Effect of foreign operations		76	(1.0)		82	1.5		65	25.5
Share-based compensation
payments excess tax effect		35	(0.5)		27	0.5		(13)	(5.1)
State income taxes		15	(0.2)		13	0.2		10	3.9
Impact of Tax Act		-	-		-	-		62	24.3
Expiration of tax attribute
carryforwards		221	(3.0)		-	-		-	-
Tax audit resolution		(379)	5.2		-	-		-	-
Other*		(16)	0.2		(134)	(2.5)		(102)	(40.0)
Effect of discontinued operations		-	-		(8)	(0.1)		40	15.7
Valuation allowance:
Continuing operations		(65)	0.9		(44)	(0.8)		21	8.2
Consolidated total amounts	(7,288)	(1,459)	20.0	5,336	1,167	21.9	255	194	76.0
Amounts attributable to discontinued
operations	5	1	20.0	49	1	2.0	(2)	40	NM
Amounts attributable to continuing
operations	$(7,293)	$(1,460)	20.0%	$5,287	$1,166	22.1%	$257	$154	59.9%

*2020 includes a net charge of $67 million related to the accrual of IRS interest, of which $139 million tax expense is reported in Uncertain tax positions and $72 million tax benefit is reported in Other. 2019 includes a net charge of $96 million related to the accrual of IRS interest, of which $207 million tax expense is reported in Uncertain tax positions and $(111) million tax benefit is reported in Other. 2018 includes a net charge of $83 million related to the accrual of IRS interest, of which $189 million tax expense is reported in Uncertain tax positions and $(106) million tax expense is reported in Other.

For the year ended December 31, 2020, the effective tax rate on loss from continuing operations was 20.0 percent. The effective tax rate on loss from continuing operations differs from the statutory tax rate of 21 percent primarily due to $186 million related to tax effects of the Majority Interest Fortitude Sale, tax charge of $150 million associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, a $165 million net charge associated with changes in uncertain tax positions primarily driven by the accrual of IRS interest, $76 million associated with the effect of foreign operations, and $35 million of excess tax charges related to share-based compensation payments recorded through the income statement. These tax charges were partially offset by tax benefits of $379 million associated with the remeasurement of tax liabilities, penalties and interest primarily related to the IRS audit settlement for tax years 1991-2006, $101 million of reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities, and $58 million associated with tax exempt income. We also recognized a $221 million tax charge associated with reduction of net operating loss deferred tax assets in certain foreign jurisdictions, with a corresponding decrease in the related deferred tax asset valuation allowance. Effect of foreign operations is primarily related to income and losses in our foreign operations taxed at statutory tax rates different than 21 percent, and foreign income subject to U.S. taxation. As discussed further below, AIG and the IRS entered into a binding settlement agreement related to tax years 1991-2006. The impact of receiving the final settlement agreement resulted in a remeasurement of tax principal, penalties and interest based on agreed upon settlement amounts.

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
320 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

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

For the year ended December 31, 2018, the effective tax rate on income from continuing operations was 59.9 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to a $83 million net charge primarily related to the accrual of IRS interest (including interest related to uncertain tax positions), $62 million measurement period adjustment related to the deemed repatriation tax, $65 million associated with the effect of foreign operations, $29 million of non-deductible transfer pricing charges, and $21 million of valuation allowance activity related to certain foreign subsidiaries and state jurisdictions, partially offset by tax benefits of $75 million associated with tax exempt income, and $72 million of reclassifications from accumulated other comprehensive income to income from continuing operations related to the disposal of available for sale securities. Effect of foreign operations is primarily related to income and losses in our foreign operations taxed at statutory tax rates different than 21 percent and foreign income subject to U.S. taxation.

For the year ended December 31, 2020, we consider earnings of certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. While, following the enactment of the Tax Act, distributions from foreign affiliates are, generally, not subject to U.S. income tax, such distributions may be subject to non-U.S. withholding taxes. A deferred tax liability of approximately $100 million related to such withholding taxes has not been recorded for those foreign subsidiaries whose earnings are considered to be indefinitely reinvested. Additionally, as of December 31, 2020, we do not project any significant potential U.S. tax with respect to foreign currency gains or losses accumulated on previously taxed unremitted foreign earnings and therefore no deferred tax has been recorded. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested. Given the uncertainties around the impact from the COVID-19 crisis, including the significant global economic slowdown and general market decline, we continue to monitor and review its impact on our reinvestment considerations, including regulatory oversight in the relevant jurisdictions.

The following table presents the components of the net deferred tax assets (liabilities):

December 31,
(in millions)	2020	2019
Deferred tax assets:
Losses and tax credit carryforwards	$9,257	$10,541
Basis differences on investments	4,911	2,673
Life policy reserves	2,396	1,766
Accruals not currently deductible, and other	632	743
Investments in foreign subsidiaries	146	148
Loss reserve discount	423	471
Loan loss and other reserves	560	58
Unearned premium reserve reduction	326	382
Fixed assets and intangible assets	1,077	963
Other	-	319
Employee benefits	567	617
Total deferred tax assets	20,295	18,681
Deferred tax liabilities:
Deferred policy acquisition costs	(2,026)	(2,200)
Unrealized gains related to available for sale debt securities	(4,328)	(2,123)
Other	(221)	-
Total deferred tax liabilities	(6,575)	(4,323)
Net deferred tax assets before valuation allowance	13,720	14,358
Valuation allowance	(1,330)	(1,427)
Net deferred tax assets (liabilities)	$12,390	$12,931

AIG | 2020 Form 10-K 321

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

The following table presents our U.S. consolidated income tax group tax losses and credits carryforwards as of December 31, 2020.

									Unlimited
									Carryforward
									Period and
December 31, 2020									Carryforward
		Tax	Carryforward Period Ending Tax Year(b)						Periods(b)
(in millions)	Gross	Effected	2021	2022	2023	2024	2025	2026	2027 - After
Net operating loss carryforwards	$31,648	$6,646	$-	$-	$-	$-	$-	$-	$6,646
Capital loss carryforwards	$-	-	-	-	-	-	-	-	-
Foreign tax credit carryforwards		1,419	24	683	711	-	-	-	-
Other carryforwards		-	-	-	-	-	-	-	-
Total AIG U.S. consolidated income
tax group tax losses and credits
carryforwards on a U.S. GAAP basis(a)		$8,065	$24	$683	$711	$-	$-	$-	$6,646

(a)Financial reporting basis is net of unrecognized tax benefits of $442 million for those tax years in which tax attributes are available for use when settlement occurs.

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

The carryforward periods of our foreign tax credit carryforwards range from tax years 2021 through 2023. Carryforward periods for our net operating losses extend from 2028 forward. However, utilization of a portion of our net operating losses is limited under separate return limitation year rules. Based on 2020 events and our analysis of their potential impact on utilization of our tax attributes, we

322 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

concluded that a valuation allowance of $150 million should be established on a portion of our foreign tax credit carryforwards that are no longer more-likely-than-not to be realized.

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

For the year ended December 31, 2020, recent changes in market conditions, including the COVID-19 crisis and interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of December 31, 2020, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. Life Insurance companies’ available for sale securities portfolio.

For the year ended December 31, 2020, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. non-life companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of December 31, 2020, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. non-life companies’ available for sale securities portfolio.

For the year ended December 31, 2020, we recognized a net $215 million decrease in deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to a corresponding reduction in foreign net operating loss deferred tax assets as a result of restructuring of our European business and the expiration of a portion of net operating losses prior to utilization in Japan.

The following table presents the net deferred tax assets (liabilities) at December 31, 2020 and 2019 on a U.S. GAAP basis:

December 31,
(in millions)	2020	2019
Net U.S. consolidated return group deferred tax assets	$16,502	$14,622
Net deferred tax assets (liabilities) in accumulated other comprehensive income	(4,259)	(2,055)
Valuation allowance	(237)	(90)
Subtotal	12,006	12,477
Net foreign, state and local deferred tax assets	1,711	2,006
Valuation allowance	(1,093)	(1,337)
Subtotal	618	669
Subtotal - Net U.S., foreign, state and local deferred tax assets	12,624	13,146
Net foreign, state and local deferred tax liabilities	(234)	(215)
Total AIG net deferred tax assets (liabilities)	$12,390	$12,931

Deferred Tax Asset Valuation Allowance of U.S. Consolidated FEDERAL Income Tax Group

At December 31, 2020 and 2019, our U.S. consolidated income tax group had net deferred tax assets after valuation allowance of $12.0 billion and 12.5 billion, respectively. At December 31, 2020 and 2019, our U.S. consolidated income tax group had valuation allowances of $237 million and $90 million, respectively.

Deferred Tax ASSET – Foreign, State and Local

At December 31, 2020 and 2019, we had net deferred tax assets (liabilities) of $384 million and $454 million, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns.

At December 31, 2020 and 2019, we had deferred tax asset valuation allowances of $1.1 billion and $1.3 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. We maintained these valuation allowances following our conclusion that we could not demonstrate that it was more likely than not that the related deferred tax assets will be realized. This was primarily due to factors such as cumulative losses in recent years and the inability to demonstrate profits within the specific jurisdictions over the relevant carryforward periods.

AIG | 2020 Form 10-K 323

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

Tax Examinations and Litigation

We file a consolidated U.S. federal income tax return with our eligible U.S. subsidiaries. Income earned by subsidiaries operating outside the U.S. is taxed, and income tax expense is recorded, based on applicable U.S. and foreign law.

We are currently under examination for the tax years 2007 through 2013.

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

During the fourth quarter of 2020, the parties concluded the review process and executed a binding settlement agreement on the underlying issues in those tax years. On October 22, 2020, the Southern District dismissed the case based upon the settlement reached between AIG and the government. The parties continue to review the related interest calculations based on the settlement agreement, which will become due upon the IRS’ issuance of a Notice and Demand for Payment.

In September 2020, we received the IRS Revenue Agent Report containing agreed and disagreed issues for the audit of tax years 2007-2010. In October 2020, we filed a protest of the disagreed issues with IRS Appeals.

Accounting For Uncertainty in Income Taxes

The following table presents a reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Years Ended December 31,
(in millions)	2020	2019	2018
Gross unrecognized tax benefits, beginning of year	$4,762	$4,709	$4,707
Increases in tax positions for prior years	45	51	14
Decreases in tax positions for prior years	(131)	(1)	(6)
Increases in tax positions for current year	13	4	-
Settlements	(2,346)	(1)	(6)
Gross unrecognized tax benefits, end of year	$2,343	$4,762	$4,709

At December 31, 2020, 2019 and 2018, our unrecognized tax benefits, excluding interest and penalties, were $2.3 billion, $4.8 billion and $4.7 billion, respectively. The activity for the year ended December 31, 2020 includes the impact of the binding settlement agreement with the IRS for tax years 1991-2006 with respect to cross border financing transactions. After remeasurement based on the settlement terms, the remaining balances of the unrecognized tax benefits, penalties and interest related to the 1991-2006 tax years are no longer presented as uncertain tax positions and were reclassified as prior year current tax payable. The activity for the year ended December 31, 2019 includes increases primarily related to open tax issues and audits in state and local jurisdictions. The activity for the year ended 2018 is not material.

At December 31, 2020, 2019 and 2018, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $44 million, $43 million and $38 million, respectively. Accordingly, at December 31, 2020, 2019 and 2018, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $2.3 billion, $4.7 billion and $4.7 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2020, 2019, and 2018, we had accrued liabilities of $286 million, $2.4 billion, and $2.2 billion, respectively, for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2020, 2019, and 2018, we accrued expense of $128 million, $236 million and $190 million, respectively, for the payment of interest and penalties. The activity in the fourth quarter of 2020 also includes a net decrease of $2.2 billion, which is attributable to decreases and settlements of interest and penalties associated with the completion of the IRS examination for tax years 1991-2006. During the fourth quarter of 2020, interest accrued was re-computed factoring in principal tax and penalty adjustments based on the final IRS settlement agreement, including estimated impact of interest netting which we have already formally requested.

324 AIG | 2020 Form 10-K

ITEM 8 | Notes to Consolidated Financial Statements | 22. Income Taxes

We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $1.2 billion, principally as a result of potential resolutions or settlements of prior years’ tax items. The prior years’ tax items include unrecognized tax benefits related to the deductibility of certain expenses.

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2020	Open Tax Years
Major Tax Jurisdiction
United States	2007-2019
Australia	2016-2019
Canada	2013-2019
France	2018-2019
Japan	2014-2019
Korea	2015-2019
Singapore	2016-2019
United Kingdom	2019-2019

23. Subsequent Events

DIVIDENDS DECLARED

On February 16, 2021, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 30, 2021 to shareholders of record on March 16, 2021. On February 16, 2021, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on March 15, 2021 to holders of record on February 26, 2021.

DEBT REDEMPTION

On February 1, 2021, we redeemed all of our outstanding 3.300% Notes Due 2021 (the Notes), for a redemption price of 100 percent of the principal amount plus accrued and unpaid interest. As of December 31, 2020, $1.5 billion aggregate principal amount of the Notes were outstanding.

REPURCHASE OF COMMON STOCK

Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, in January 2021, we repurchased approximately $92 million of additional shares of AIG Common Stock, with proceeds received from warrant exercises that occurred prior to the expiration of warrants to purchase shares of AIG Common Stock on January 19, 2021. As of February 18, 2021, approximately $1.4 billion remained under our share repurchase authorization.

SALE OF CERTAIN AIG LIFE AND RETIREMENT RETAIL MUTUAL FUNDS BUSINESS

On February 8, 2021, we announced we entered into a definitive agreement with Touchstone Investments, an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of AIG Life and Retirement’s Retail Mutual Funds business. AIG’s Life and Retirement Retail Mutual Funds business manages $7.8 billion in assets across eighteen funds as of December 31, 2020, of which twelve funds with $7.5 billion in assets would be proposed to be merged into Touchstone funds in the transaction. The closing is subject to customary approvals and is targeted for mid-2021.

AIG | 2020 Form 10-K 325

Part II

ITEM 9 | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A | Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15l and 15d-15(e) under the Exchange Act), as of December 31, 2020. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

AIG management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

AIG management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control – Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that have occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

326 AIG | 2020 Form 10-K

ITEM 9B | Other Information

On February 16, 2021, the Compensation and Management Resources Committee of the Board of Directors approved the amendment and restatement of each of the AIG 2012 Executive Severance Plan, effective February 16, 2021 (the ESP), the AIG Long-Term Incentive Plan (as amended and restated February 16, 2021) (the LTIP) and the AIG Amended and Restated Non-Qualified Retirement Income Plan (as amended and restated February 16, 2021) (the NQRIP).

With respect to the ESP, the amendments provide for (i) no adverse amendments or termination of the ESP for 24 months following a Change in Control (as defined in the ESP), along with other ongoing procedural enforcement and reimbursement protections and (ii) in the event of a participant’s involuntary termination without cause or resignation for Good Reason within 24 months following a Change in Control, (a) an expanded definition of a Good Reason resignation in the event of certain changes to the terms and conditions of a participant’s employment; (b) a best net cutback provision for participants eligible to receive payments under the ESP that could be subject to certain excise taxes; (c) a revised cash severance calculation to include in the formula the better of a participant’s target short-term incentive award for the year of termination or the average short-term incentive award paid over the preceding 3-year period; and (d) with respect to the short-term incentive amount payable in the year of termination, an enhanced proration formula, as well as an adjustment to the calculation of the payment amount equal to the greater of actual performance and target. With respect to a termination other than in connection with a Change in Control, the amendments also reflect that business unit performance for purposes of the current year short-term incentive award calculation will be determined by the Chief Executive Officer, provided, however that the Compensation Committee will continue to calculate business unit performance with respect to the Chief Executive Officer’s leadership team. Finally, the amendments include updates to the model release in Exhibit A of the ESP to reflect recent changes in employment law.

With respect to the LTIP, the amendments provide for (i) no adverse amendments or termination of the LTIP for 24 months following a Change in Control (as defined in the LTIP), along with other ongoing procedural enforcement and reimbursement protections (ii) the addition of a Good Reason resignation trigger in the event of certain changes to the terms and conditions of a participant’s employment within 24 months following a Change in Control; and (iii) in the event of a participant’s involuntary termination without cause or resignation for Good Reason within 24 months following a Change in Control or a participant’s voluntary retirement not in connection with a Change in Control, an extension of stock option exercisability for the remaining life of the option.

With respect to the NQRIP, the amendments provide that upon a upon a Change in Control (as defined in the NQRIP) (i) all accrued benefits of participants under the NQRIP will immediately vest and (ii) an irrevocable Rabbi Trust, a grantor trust within the meaning of subpart E, part I, subchapter J, chapter 1, subtitle A of the Internal Revenue Code of 1986, as amended, will be fully funded covering all obligations under the NQRIP.

The foregoing summary is qualified in its entirety by reference to copies of the ESP, the LTIP, and the NQRIP, which are attached to this Annual Report on Form 10-K as Exhibits 10.35, 10.36 and 10.37, respectively.

AIG | 2020 Form 10-K 327

Part III

ITEM 10 | Directors, Executive Officers and Corporate Governance

All information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG’s 2021 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

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

328 AIG | 2020 Form 10-K

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

Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on November 25, 2019 (File No. 1-8787).
3	Articles of incorporation and by-laws
3(i)	Amended and Restated Certificate of Incorporation of AIG, amended and restated May 14, 2020	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on May 15, 2020 (File No. 1-8787).
3(ii)	AIG By-laws, amended and restated December 9, 2020	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 9, 2020 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures

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

Incorporated by reference to Exhibit 4.1 to AIG’s Current Report on Form 8-K filed with the SEC on December 11, 2019 (File No. 1-8787).
	(6) Description of Registrant’s Securities	Filed herewith.
	(7) Deposit Agreement, dated March 14, 2019, among AIG, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein	Incorporated by reference to Exhibit 4.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 14, 2019 (File No. 1-8787).

AIG | 2020 Form 10-K 329

(8) Form of depositary receipt representing the Depository Shares (included in Exhibit A to Exhibit 4.7)
9	Voting Trust Agreement	None.
10	Material contracts
	(1) AIG Amended and Restated Form of Non-Employee Director Deferred Stock Units Award Agreement*	Incorporated by reference to Exhibit 10.69 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).

(2) Fourth Amended and Restated Credit Agreement, dated as of June 27, 2017, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each Several L/C Agent party thereto

Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on June 27, 2017 (File No. 1-8787).
	(3) American International Group, Inc. 2010 Stock Incentive Plan*	Incorporated by reference to AIG’s Definitive Proxy Statement, dated April 12, 2010 (Filed No. 1-8787).
	(4) AIG Amended Form of 2010 Stock Incentive Plan DSU Award Agreement*	Incorporated by reference to Exhibit 10.14 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-8787).
	(5) Letter Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(6) Non-Solicitation and Non-Disclosure Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(7) Introductory Bonus Agreement, dated August 14, 2013, between AIG and Kevin Hogan*	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(8) Executive Officer Form of Release and Restrictive Covenant Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-8787).

(9) Master Transaction Agreement, dated as of April 19, 2011, by and among American Home Assurance Company, Chartis Casualty Company (f/k/a American International South Insurance Company), Chartis Property Casualty Company (f/k/a AIG Casualty Company), Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company, The Insurance Company of the State of Pennsylvania, Chartis Select Insurance Company (f/k/a AIG Excess Liability Insurance Company Ltd.), Chartis Specialty Insurance Company (f/k/a American International Specialty Lines Insurance Company), Landmark Insurance Company, Lexington Insurance Company, AIU Insurance Company, American International Reinsurance Company, Ltd. and American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and Chartis Overseas Limited acting as members of the Chartis Overseas Association as respects business written or assumed by or from affiliated companies of Chartis Inc. (collectively, the Reinsureds), Eaglestone Reinsurance Company and National Indemnity Company

Incorporated by reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(10) AIG 2013 Long-Term Incentive Plan (as amended September 2015)*	Incorporated by reference to Exhibit 10.35 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 1-8787).
	(11) Form of 2015 Performance Share Units Award Agreement*	Incorporated by reference to Exhibit 10.5 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-8787).
	(12) AIG Clawback Policy*	Incorporated by reference to Exhibit 10.3 to AIG’s Current Report on Form 8-K filed with the SEC on March 27, 2013 (File No. 1-8787).

330 AIG | 2020 Form 10-K

(13) AIG Annual Short-Term Incentive Plan (as amended and restated effective March 1, 2016)*	Incorporated by reference to Exhibit 10.43 on AIG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8787).
(14) AIG 2013 Omnibus Incentive Plan*	Incorporated by reference to Appendix B in AIG’s Definitive Proxy Statement on Schedule 14A, dated April 4, 2013 (File No. 1-8787).
(15) Form of AIG 2013 Omnibus Incentive Plan Non-Employee Director DSU Award Agreement*	Incorporated by reference to Exhibit 10.52 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-8787).

(16) Aggregate Excess of Loss Reinsurance Agreement, dated January 20, 2017, by and between AIG Assurance Company, AIG Property Casualty Company, AIG Specialty Insurance Company, AIU Insurance Company, American Home Assurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company Of The State Of Pennsylvania and National Indemnity Company (portions of this exhibit have been redacted pursuant to a request for confidential treatment).

Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).

(17) Trust Agreement, dated January 20, 2017, by and among National Union Fire Insurance Company of Pittsburgh, Pa., National Indemnity Company, and Wells Fargo Bank, National Association (portions of this exhibit have been redacted pursuant to a request for confidential treatment).

Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
(18) Parental Guarantee Agreement, dated January 20, 2017, by Berkshire Hathaway Inc. in favor of National Union Fire Insurance Company of Pittsburgh, Pa.	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on February 14, 2017 (File No. 1-8787).
(19) Form of AIG Long Term Incentive Award Agreement (as of March 2017)*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on March 17, 2017 (File No. 1-8787).
(20) Letter Agreement, dated July 22, 2015, between AIG and Douglas A. Dachille*	Incorporated by reference to Exhibit 10.9 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8787).
(21) Non-Solicitation and Non-Disclosure Agreement, dated July 22, 2015, between AIG and Douglas A. Dachille*	Incorporated by reference to Exhibit 10.10 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 1-8787).
(22) Form of Stock Option Award Agreement, between American International Group, Inc. and Brian Duperreault*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on May 15, 2017 (File No. 1-8787).
(23) Non-Solicitation and Non-Disclosure Agreement, dated July 5, 2017, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
(24) Form of Stock Option Award Agreement, between American International Group, Inc. and Peter Zaffino*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on July 6, 2017 (File No. 1-8787).
(25) Form of Long Term Incentive Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.60 to AIG’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 1-8787).
(26) AIG Long Term Incentive Plan (as amended March 2018)*	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 1-8787).
(27) Description of Non-Management Director Compensation*	Incorporated by reference to “Compensation of Directors” in AIG’s Definitive Proxy Statement on Schedule 14A, dated March 27, 2018 (File No. 1-8787).

AIG | 2020 Form 10-K 331

	(28) Letter Agreement, dated May 10, 2018, between AIG and Mark Lyons*	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K/A, Amendment No. 1, filed with the SEC on December 14, 2018 (File No. 1-8787).
	(29) Non-Solicitation and Non-Disclosure Agreement, dated May 13, 2018, between AIG and Mark Lyons*	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K/A, Amendment No. 1, filed with the SEC on December 14, 2018 (File No. 1-8787).
	(30) Form of AIG Long Term Incentive Award Agreement (as of April 2019)*	Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2019 (File No. 1-8787).
	(31) Form of AIG Long Term Incentive Award Agreement (as of January 2020)*	Incorporated by reference to Exhibit 10.49 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 21, 2020 (File No. 1-8787).

(32) Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement by and between American General Life Insurance Company and Fortitude Reinsurance Company, Ltd., effective as of June 1, 2020

Incorporated by reference to Exhibit 10.1 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2020 (File No. 1-8787).
	(33) Amended and Restated Non-Qualified Pension Plan (as amended July 2020)	Incorporated by reference to Exhibit 10.2 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2020 (File No. 1-8787).
	(34) Amendment to Fourth Amended and Restated Credit Agreement, dated November 23, 2020	Filed herewith.
	(35) AIG 2012 Executive Severance Plan (as amended and restated February 2021)*	Filed herewith.
	(36) AIG Long Term Incentive Plan (as amended and restated February 2021)*	Filed herewith.
	(37) AIG Non-Qualified Retirement Income Plan (as amended and restated February 2021)*	Filed herewith.
	(38) Letter Agreement, dated February 11, 2021, between AIG and Peter S. Zaffino*	Filed herewith.
	(39) Letter Agreement, dated February 11, 2021, between AIG and Brian Duperreault*	Filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
22	Guaranteed Securities	None.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Powers of attorney	Included on signature page and filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income for the three years ended December 31, 2020, (iii) the Consolidated Statements of Equity for the three years ended December 31, 2020, (iv) the Consolidated Statements of Cash Flows for the three years ended December 31, 2020, (v) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2020 and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith.

* This exhibit is a management contract or a compensatory plan or arrangement.

** This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

332 AIG | 2020 Form 10-K

ITEM 16 | Form 10-K Summary

None.

AIG | 2020 Form 10-K 333

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th of February, 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th of February, 2021.

334 AIG | 2020 Form 10-K

SIGNATURE	TITLE
/S/ BRIAN DUPERREAULT	Chief Executive Officer and Director (Principal Executive Officer)
(Brian Duperreault)
/S/ PETER S. ZAFFINO	President and Global Chief Operating Officer and Director
(Peter S. Zaffino)
/S/ MARK D. LYONS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
(Mark D. Lyons)
/S/ ELIAS F. HABAYEB	Senior Vice President, Deputy Chief Financial Officer and Chief Accounting Officer, AIG and Chief Financial Officer, General Insurance (Principal Accounting Officer)
(Elias F. Habayeb)
/S/ W. DON CORNWELL	Director
(W. Don Cornwell)
/S/ JOHN H. FITZPATRICK	Director
(John H. Fitzpatrick)
/S/ WILLIAM G. JURGENSEN	Director
(William G. Jurgensen)
/S/ CHRISTOPHER S. LYNCH	Director
(Christopher S. Lynch)
/S/ HENRY S. MILLER	Director
(Henry S. Miller)
/S/ LINDA A. MILLS	Director
(Linda A. Mills)
/S/ THOMAS F. MOTAMED	Director
(Thomas F. Motamed)
/S/ PETER R. PORRINO	Director
(Peter R. Porrino)
/S/ AMY L. SCHIOLDAGER	Director
(Amy L. Schioldager)
/S/ DOUGLAS M. STEENLAND	Director
(Douglas M. Steenland)
/S/ THERESE M. VAUGHAN	Director
(Therese M. Vaughan)

AIG | 2020 Form 10-K 335

Summary of Investments – Other than Investments in Related Parties

			Schedule I

			Amount at
At December 31, 2020			which shown in
(in millions)	Cost(a)	Fair Value	the Balance Sheet
Fixed maturities:
U.S. government and government sponsored entities	$5,485	$5,971	$5,971
Obligations of states, municipalities and political subdivisions	13,915	16,124	16,124
Non-U.S. governments	14,231	15,345	15,345
Public utilities	20,567	23,420	23,420
All other corporate debt securities	129,556	145,890	145,890
Mortgage-backed, asset-backed and collateralized	65,874	70,037	70,037
Total fixed maturity securities	249,628	276,787	276,787
Equity securities and mutual funds:
Common stock:
Public utilities	1	1	1
Banks, trust and insurance companies	187	187	187
Industrial, miscellaneous and all other	579	579	579
Total common stock	767	767	767
Preferred stock	13	13	13
Mutual funds	276	276	276
Total equity securities and mutual funds	1,056	1,056	1,056
Mortgage and other loans receivable, net of allowance	45,562	48,636	45,562
Other invested assets	19,816	19,060	19,060
Short-term investments, at cost (approximates fair value)	18,203	18,203	18,203
Derivative assets(b)	774	774	774
Total investments	$335,039	$364,516	$361,442

(a) Original cost of fixed maturities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

(b) The balance is reported in Other assets.

336 AIG | 2020 Form 10-K

Condensed Financial Information of Registrant

Balance Sheets – Parent Company Only

	Schedule II

December 31,
(in millions)	2020	2019
Assets:
Short-term investments(a)	$6,918	$3,329
Other investments	4,227	4,804
Total investments	11,145	8,133
Cash	3	2
Loans to subsidiaries(b)	36,981	35,352
Due from affiliates - net(b)	1,531	1,504
Intercompany tax receivable(b)	978	3,121
Deferred income taxes	8,525	9,426
Investment in consolidated subsidiaries(b)	41,294	39,921
Other assets(c)	313	340
Total assets	$100,770	$97,799
Liabilities:
Due to affiliate(b)	$3,224	$3,231
Intercompany tax payable(b)	2,669	2,700
Notes and bonds payable	23,068	20,467
Junior subordinated debt	1,561	1,542
Series AIGFP matched notes and bonds payable	21	21
Loans from subsidiaries(b)	735	715
Other liabilities (includes intercompany derivative liabilities of $0 in 2020 and $33 in 2019)	3,130	3,448
Total liabilities	34,408	32,124
AIG Shareholders’ equity:
Preferred stock	485	485
Common stock	4,766	4,766
Treasury stock	(49,322)	(48,987)
Additional paid-in capital	81,418	81,345
Retained earnings	15,504	23,084
Accumulated other comprehensive income	13,511	4,982
Total AIG shareholders’ equity	66,362	65,675
Total liabilities and equity	$100,770	$97,799

(a)At December 31, 2020 and 2019, included restricted cash of $0 million and $102 million, respectively.

(b) Eliminated in consolidation.

(c) At December 31, 2020 and 2019, included restricted cash of $1 million and $1 million, respectively.

See accompanying Notes to Condensed Financial Information of Registrant.

AIG | 2020 Form 10-K 337

Condensed Financial Information of Registrant (Continued)
Statements of Income – Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2020	2019	2018
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(2,569)	$44	$(5,160)
Dividend income from consolidated subsidiaries(a)	1,797	3,819	4,580
Interest income(b)	348	1,034	961
Net realized capital losses	(149)	(3)	(49)
Other income	(1)	125	26
Expenses:
Interest expense	1,043	985	954
Net loss on extinguishment of debt	2	-	-
Net loss on sale of divested businesses	4,010	1	3
Other expenses	980	728	800
Income (loss) from continuing operations before income tax benefit	(6,609)	3,305	(1,399)
Income tax benefit	(667)	(45)	(1,433)
Net income (loss)	(5,942)	3,350	34
Loss from discontinued operations	(2)	(2)	(40)
Net income (loss) attributable to AIG Parent Company	$(5,944)	$3,348	$(6)

(a)Eliminated in consolidation.

(b) Includes interest income on intercompany borrowings of $295 million, $904 million and $840 million on December 31, 2020, 2019 and 2018, respectively, eliminated in consolidation.

See accompanying Notes to Condensed Financial Information of Registrant.

Condensed Financial Information of Registrant (Continued)
Statements of Comprehensive Income – Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2020	2019	2018
Net income (loss)	$(5,944)	$3,348	$(6)
Other comprehensive income (loss)	8,529	6,395	(6,302)
Total comprehensive income (loss) attributable to AIG	$2,585	$9,743	$(6,308)

See accompanying Notes to Condensed Financial Information of Registrant.

338 AIG | 2020 Form 10-K

Condensed Financial Information of Registrant (Continued)
Statements of Cash Flows – Parent Company Only

		Schedule II

Years Ended December 31,
(in millions)	2020	2019	2018
Net cash provided by (used in) operating activities	$(30)	$3,484	$1,256
Cash flows from investing activities:
Sales and maturities of investments	5,181	2,313	5,587
Sales of divested businesses	2,225	-	-
Purchase of investments	(3,250)	(2,957)	(1,980)
Net change in short-term investments	(3,559)	(2,170)	1,533
Contributions from (to) subsidiaries - net	(964)	(237)	1
Acquisition of businesses	-	-	(5,475)
Loans to subsidiaries - net	(22)	513	868
Other, net	(402)	67	(73)
Net cash provided by (used in) investing activities	(791)	(2,471)	461
Cash flows from financing activities:
Issuance of long-term debt	4,065	595	2,470
Repayments of long-term debt	(1,696)	(1,006)	(1,493)
Issuance of preferred stock	-	485	-
Cash dividends paid on preferred stock	(29)	(22)	-
Cash dividends paid on common stock	(1,103)	(1,114)	(1,138)
Loans from subsidiaries - net	16	93	90
Purchase of common stock	(500)	-	(1,739)
Other, net	(33)	(66)	212
Net cash provided by (used in) financing activities	720	(1,035)	(1,598)
Change in cash and restricted cash	(101)	(22)	119
Cash and restricted cash at beginning of year	105	127	8
Cash and restricted cash at end of year	$4	$105	$127

Supplementary disclosure of cash flow information:
	Years Ended December 31,
(in millions)	2020	2019	2018
Cash	$3	$2	$2
Restricted cash included in Short-term investments	-	102	124
Restricted cash included in Other assets	1	1	1
Total cash and restricted cash shown in Statements of Cash Flows – Parent Company Only	$4	$105	$127

Cash (paid) received during the period for:
Interest:
Third party	$(1,014)	$(941)	$(914)
Intercompany	-	(3)	1
Taxes:
Income tax authorities	(466)	(11)	(32)
Intercompany	1,592	1,179	895
Intercompany non-cash financing and investing activities:
Capital contributions	333	15	2,369
Return of capital	-	15	2,706
Dividends received in the form of securities	879	702	745

See accompanying Notes to Condensed Financial Information of Registrant.

AIG | 2020 Form 10-K 339

Notes to Condensed Financial Information of Registrant

American International Group, Inc.’s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant’s 2020 Annual Report on Form 10-K for the year ended December 31, 2020 (Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 19, 2021.

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

For additional information see Note 22 to the Consolidated Financial Statements.

The consolidated U.S. deferred tax asset for net operating loss and tax credit carryforwards are recorded by the Parent Company, which files the consolidated U.S. Federal income tax return, and are not allocated to its subsidiaries. Generally, as, and if, the consolidated net operating losses and other tax attribute carryforwards are utilized, the intercompany tax balance will be settled with the subsidiaries.

340 AIG | 2020 Form 10-K

Supplementary Insurance Information

						Schedule III

At December 31, 2020 and 2019

				Liability
				for Unpaid
				Losses and
				Loss
			Deferred	Adjustment		Policy
			Policy	Expenses,		and
			Acquisition	Future Policy	Unearned	Contract
Segment (in millions)			Costs	Benefits	Premiums	Claims
2020
General Insurance			$2,489	$74,315	$18,595	$-
Life and Retirement			7,316	48,864	57	1,336
Other Operations(a)			-	5,638	8	42
			$9,805	$128,817	$18,660	$1,378
2019
General Insurance			$2,632	$74,821	$18,237	$-
Life and Retirement			8,575	48,388	-	963
Other Operations(a)			-	5,631	32	30
			$11,207	$128,840	$18,269	$993

For the years ended December 31, 2020, 2019 and 2018

			Losses	Amortization
	Premiums		and Loss	of Deferred
	and	Net	Expenses	Policy	Other	Net
	Policy	Investment	Incurred,	Acquisition	Operating	Premiums
Segment (in millions)	Fees	Income	Benefits	Costs	Expenses	Written(b)
2020
General Insurance	$23,662	$2,925	$16,803	$3,538	$4,345	$22,959
Life and Retirement	7,498	8,881	10,435	632	2,522	-
Other Operations(a)	280	1,825	1,190	41	1,529	497
	$31,440	$13,631	$28,428	$4,211	$8,396	$23,456
2019
General Insurance	$26,438	$3,444	$17,246	$4,482	$4,621	$25,092
Life and Retirement	6,712	8,733	9,427	672	2,542	-
Other Operations(a)	426	2,442	2,561	10	1,374	362
	$33,576	$14,619	$29,234	$5,164	$8,537	$25,454
2018
General Insurance	$27,505	$2,843	$20,824	$4,596	$5,222	$26,407
Life and Retirement	5,489	8,238	7,993	700	2,478	-
Other Operations(a)	411	2,005	2,349	90	1,602	390
	$33,405	$13,086	$31,166	$5,386	$9,302	$26,797

(a) Includes consolidation and elimination entries and reconciling items from adjusted pre-tax income to pre-tax income. See Note 3 to the Consolidated Financial Statements.

(b) Balances reflect the segment changes discussed in Note 3 to the Consolidated Financial Statements.

AIG | 2020 Form 10-K 341

Reinsurance

					Schedule IV

At December 31, 2020, 2019 and 2018 and for the years then ended

					Percent of
		Ceded to	Assumed		Amount
	Gross	Other	from Other		Assumed
(in millions)	Amount	Companies	Companies	Net Amount	to Net
2020
Long-duration insurance in force	$1,243,389	$292,517	$225	$951,097	-%
Premiums Earned:
General Insurance companies	$28,596	$10,435	$5,984	$24,145	24.8%
Life and Retirement companies	4,381	1,061	1,058	4,378	24.2
Total	$32,977	$11,496	$7,042	$28,523	24.7%
2019
Long-duration insurance in force	$1,185,771	$264,732	$279	$921,318	-%
Premiums Earned:
General Insurance companies	$30,017	$9,526	$6,395	$26,886	23.8%
Life and Retirement companies	4,363	916	228	3,675	6.2
Total	$34,380	$10,442	$6,623	$30,561	21.7%
2018
Long-duration insurance in force	$1,094,774	$228,846	$300	$866,228	-%
Premiums Earned:
General Insurance companies	$31,450	$8,164	$4,638	$27,924	16.6%
Life and Retirement companies	3,489	855	56	2,690	2.1
Total	$34,939	$9,019	$4,694	$30,614	15.3%
342 AIG | 2020 Form 10-K

Valuation and Qualifying Accounts

						Schedule V

For the years ended December 31, 2020, 2019 and 2018

		Initial
	Balance,	Allowance	Charged to
	Beginning	Upon CECL	Costs and			Other	Balance,
(in millions)	of year	Adoption	Expenses	Charge Offs	Acquisitions	Changes*	End of year
2020
Allowance for mortgage and
other loans receivable	$438	$318	$75	$(17)	$-	$-	$814
Allowance for premiums and
insurances balances receivable	178	34	6	(12)	-	(1)	205
Allowance for reinsurance assets	151	172	12	(9)	-	-	326
Federal and foreign valuation
allowance for deferred tax assets	1,425	-	(65)	-	-	(30)	1,330
2019
Allowance for mortgage and
other loans receivable	$397	$-	$46	$(5)	$-	$-	$438
Allowance for premiums and
insurances balances receivable	216	-	(25)	(23)	-	10	178
Allowance for reinsurance assets	140	-	20	(11)	-	2	151
Federal and foreign valuation
allowance for deferred tax assets	1,779	-	(44)	-	-	(310)	1,425
2018
Allowance for mortgage and
other loans receivable	$322	$-	$93	$(19)	$-	$1	$397
Allowance for premiums and
insurances balances receivable	236	-	2	(20)	-	(2)	216
Allowance for reinsurance assets	187	-	(8)	(45)	8	(2)	140
Federal and foreign valuation
allowance for deferred tax assets	1,374	-	21	-	82	302	1,779

*Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

AIG | 2020 Form 10-K 343