Form 10-Q
period 2021-03-31
AMERICAN INTERNATIONAL GROUP, INC.
filed 2021-05-07
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

As of May 3, 2021, there were 858,140,647 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

March 31, 2021

AIG | First Quarter 2021 Form 10-Q 1

Part I – Financial Information

Item 1. | Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in millions, except for share data)	2021	2020
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $122 in 2021 and $186 in 2020
(amortized cost: 2021 - $247,438; 2020 - $244,337)*	$263,012	$271,496
Other bond securities, at fair value (See Note 5)*	4,973	5,291
Equity securities, at fair value (See Note 5)*	1,160	1,056
Mortgage and other loans receivable, net of allowance for credit losses of $787 in 2021 and $814 in 2020*	45,468	45,562
Other invested assets (portion measured at fair value: 2021 - $8,713; 2020 - $8,422)*	19,390	19,060
Short-term investments, including restricted cash of $210 in 2021 and $180 in 2020
(portion measured at fair value: 2021 - $4,426; 2020 - $5,968)*	14,454	18,203
Total investments	348,457	360,668

Cash*	2,796	2,827
Accrued investment income*	2,309	2,271
Premiums and other receivables, net of allowance for credit losses and disputes of $203 in 2021 and $205 in 2020	13,808	11,333
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2021 and $0 in 2020	34,342	34,578
Reinsurance assets - other, net of allowance for credit losses and disputes of $329 in 2021 and $326 in 2020	41,932	38,963
Deferred income taxes	13,690	12,624
Deferred policy acquisition costs	11,144	9,805
Other assets, net of allowance for credit losses of $49 in 2021 and $49 in 2020, including restricted cash of $238 in 2021
and $223 in 2020 (portion measured at fair value: 2021 - $1,006; 2020 - $887)*	13,223	13,122
Separate account assets, at fair value	102,689	100,290
Total assets	$584,390	$586,481
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2021 and $14 in 2020	$78,832	$77,720
Unearned premiums	21,012	18,660
Future policy benefits for life and accident and health insurance contracts	50,709	51,097
Policyholder contract deposits (portion measured at fair value: 2021 - $7,617; 2020 - $9,798)	157,741	160,251
Other policyholder funds	3,564	3,548
Fortitude Re funds withheld payable (portion measured at fair value: 2021 - $3,487; 2020 - $6,042)	40,181	43,060
Other liabilities (portion measured at fair value: 2021 - $703; 2020 - $570)*	30,454	27,122
Long-term debt (portion measured at fair value: 2021 - $2,015; 2020 - $2,097)	26,432	28,103
Debt of consolidated investment entities*	9,216	9,431
Separate account liabilities	102,689	100,290
Total liabilities	520,830	519,282
Contingencies, commitments and guarantees (See Note 11)	nil	nil

AIG shareholders’ equity:
Series A non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares
authorized; shares issued: 2021 - 20,000 and 2020 - 20,000; liquidation preference $500	485	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2021 - 1,906,671,492 and
2020 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2021 - 1,047,288,039 shares; 2020 - 1,045,113,443 shares of common stock	(49,412)	(49,322)
Additional paid-in capital	81,253	81,418
Retained earnings	19,121	15,504
Accumulated other comprehensive income	6,466	13,511
Total AIG shareholders’ equity	62,679	66,362
Non-redeemable noncontrolling interests	881	837
Total equity	63,560	67,199
Total liabilities and equity	$584,390	$586,481

* See Note 8 for details of balances associated with variable interest entities.

See accompanying Notes to Condensed Consolidated Financial Statements.

2 AIG | First Quarter 2021 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(dollars in millions, except per common share data)	2021	2020
Revenues:
Premiums	$6,507	$7,443
Policy fees	784	755
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	3,171	2,508
Net investment income - Fortitude Re funds withheld assets	486	-
Total net investment income	3,657	2,508
Net realized capital gains:
Net realized capital gains - excluding Fortitude Re funds withheld
assets and embedded derivative	695	3,519
Net realized capital gains on Fortitude Re funds withheld assets	173	-
Net realized capital gains on Fortitude Re funds withheld embedded derivative	2,382	-
Total net realized capital gains	3,250	3,519
Other income	256	218
Total revenues	14,454	14,443
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,139	6,325
Interest credited to policyholder account balances	868	957
Amortization of deferred policy acquisition costs	1,304	1,862
General operating and other expenses	2,088	2,153
Interest expense	342	355
(Gain) loss on extinguishment of debt	(8)	17
Net (gain) loss on sale or disposal of divested businesses	(7)	216
Total benefits, losses and expenses	9,726	11,885
Income from continuing operations before income tax expense	4,728	2,558
Income tax expense	798	904
Income from continuing operations	3,930	1,654
Income (loss) from discontinued operations, net of income taxes	-	-
Net income	3,930	1,654
Less:
Net income (loss) from continuing operations attributable to noncontrolling interests	54	(95)
Net income attributable to AIG	3,876	1,749
Less: Dividends on preferred stock	7	7
Net income attributable to AIG common shareholders	$3,869	$1,742

Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$4.45	$1.99
Income from discontinued operations	$-	$-
Net income attributable to AIG common shareholders	$4.45	$1.99
Diluted:
Income from continuing operations	$4.41	$1.98
Income from discontinued operations	$-	$-
Net income attributable to AIG common shareholders	$4.41	$1.98
Weighted average shares outstanding:
Basic	868,105,069	874,213,630
Diluted	876,269,924	878,866,213

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2021 Form 10-Q 3

American International Group, Inc.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Net income	$3,930	$1,654
Other comprehensive loss, net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on which
allowance for credit losses was taken	33	(359)
Change in unrealized depreciation of all other investments	(7,199)	(5,542)
Change in foreign currency translation adjustments	125	(85)
Change in retirement plan liabilities adjustment	(3)	(7)
Change in fair value of liabilities under fair value option attributable to changes in own credit risk	(1)	3
Other comprehensive loss	(7,045)	(5,990)
Comprehensive loss	(3,115)	(4,336)
Comprehensive income (loss) attributable to noncontrolling interests	54	(109)
Comprehensive loss attributable to AIG	$(3,169)	$(4,227)

See accompanying Notes to Condensed Consolidated Financial Statements.

4 AIG | First Quarter 2021 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Three Months Ended March 31, 2021
Balance, beginning of year	$485	$4,766	$(49,322)	$81,418	$15,504	$13,511	$66,362	$837	$67,199
Cumulative effect of change in
accounting principle, net of tax	-	-	-	-	-	-	-	-	-
Common stock issued under stock plans	-	-	171	(255)	-	-	(84)	-	(84)
Purchase of common stock	-	-	(362)	-	-	-	(362)	-	(362)
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	3,876	-	3,876	54	3,930
Dividends on preferred stock	-	-	-	-	(7)	-	(7)	-	(7)
Dividends on common stock	-	-	-	-	(276)	-	(276)	-	(276)
Other comprehensive income (loss)	-	-	-	-	-	(7,045)	(7,045)	-	(7,045)
Net increase due to divestitures
and acquisitions	-	-	-	-	-	-	-	75	75
Contributions from noncontrolling interests	-	-	-	-	-	-	-	5	5
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(90)	(90)
Other	-	-	101	90	24	-	215	-	215
Balance, end of period	$485	$4,766	$(49,412)	$81,253	$19,121	$6,466	$62,679	$881	$63,560
Three Months Ended March 31, 2020
Balance, beginning of year	$485	$4,766	$(48,987)	$81,345	$23,084	$4,982	$65,675	$1,752	$67,427
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	(487)	-	(487)	-	(487)
Common stock issued under stock plans	-	-	160	(255)	-	-	(95)	-	(95)
Purchase of common stock	-	-	(500)	-	-	-	(500)	-	(500)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	-	1,749	-	1,749	(95)	1,654
Dividends on preferred stock	-	-	-	-	(7)	-	(7)	-	(7)
Dividends on common stock	-	-	-	-	(276)	-	(276)	-	(276)
Other comprehensive loss	-	-	-	-	-	(5,976)	(5,976)	(14)	(5,990)
Net increase due to divestitures
and acquisitions	-	-	-	-	-	-	-	48	48
Contributions from noncontrolling interests	-	-	-	-	-	-	-	1	1
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(22)	(22)
Other	-	-	(7)	98	(1)	-	90	-	90
Balance, end of period	$485	$4,766	$(49,334)	$81,188	$24,062	$(994)	$60,173	$1,670	$61,843

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2021 Form 10-Q 5

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Cash flows from operating activities:
Net income	$3,930	$1,654
(Income) loss from discontinued operations	-	-
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(417)	(265)
Net (gains) losses on sale or disposal of divested businesses	(7)	216
(Gains) losses on extinguishment of debt	(8)	17
Unrealized gains in earnings - net	(853)	(3,197)
Equity in loss from equity method investments, net of dividends or distributions	3	167
Depreciation and other amortization	1,423	1,878
Impairments of assets	6	25
Changes in operating assets and liabilities:
Insurance reserves	3,628	1,727
Premiums and other receivables and payables - net	(2,863)	(62)
Reinsurance assets and funds held under reinsurance contracts	(2,879)	(2,131)
Capitalization of deferred policy acquisition costs	(1,422)	(1,379)
Current and deferred income taxes - net	756	842
Other, net	(657)	(78)
Total adjustments	(3,290)	(2,240)
Net cash provided by (used in) operating activities	640	(586)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	6,200	7,040
Other securities	248	1,577
Other invested assets	1,147	1,447
Maturities of fixed maturity securities available for sale	7,823	6,768
Principal payments received on and sales of mortgage and other loans receivable	2,009	1,014
Purchases of:
Available for sale securities	(15,329)	(15,121)
Other securities	(64)	(317)
Other invested assets	(649)	(717)
Mortgage and other loans receivable	(1,997)	(1,733)
Net change in short-term investments	4,067	(6,023)
Other, net	(1,950)	5,432
Net cash provided by (used in) investing activities	1,505	(633)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	5,716	5,761
Policyholder contract withdrawals	(5,190)	(4,547)
Issuance of long-term debt	27	38
Issuance of debt of consolidated investment entities	495	635
Repayments of long-term debt	(1,515)	(363)
Repayments of debt of consolidated investment entities	(900)	(521)
Borrowings under syndicated credit facility	-	1,300
Issuance of common stock	-	-
Purchase of common stock	(362)	(500)
Dividends paid on preferred stock	(7)	(7)
Dividends paid on common stock	(276)	(276)
Other, net	(102)	(288)
Net cash provided by (used in) financing activities	(2,114)	1,232
Effect of exchange rate changes on cash and restricted cash	(17)	10
Net increase in cash and restricted cash	14	23
Cash and restricted cash at beginning of year	3,230	3,287
Change in cash of businesses held for sale	-	9
Cash and restricted cash at end of period	$3,244	$3,319

6 AIG | First Quarter 2021 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)(continued)

Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Three Months Ended March 31,
(in millions)	2021	2020
Cash	$2,796	$2,738
Restricted cash included in Short-term investments*	210	324
Restricted cash included in Other assets*	238	257
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$3,244	$3,319

Cash paid during the period for:
Interest	$255	$323
Taxes	$42	$62
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions	$-	$553
Fixed maturity securities received in connection with reinsurance transactions	$161	$-
Fixed maturity securities transferred in connection with reinsurance transactions	$(194)	$-
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$860	$991
Fee income debited to policyholder contract deposits included in financing activities	$(423)	$(423)

* Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to our affordable housing investments.

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | First Quarter 2021 Form 10-Q 7

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

1. Basis of Presentation

American International Group, Inc. (AIG) is a leading global insurance organization serving customers in approximately 80 countries and jurisdictions. AIG companies serve commercial and individual customers through one of the most extensive worldwide property-casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange (NYSE: AIG). Unless the context indicates otherwise, the terms “AIG,” “we,” “us” or “our” mean American International Group, Inc. and its consolidated subsidiaries, and the term “AIG Parent” means American International Group, Inc. and not any of its consolidated subsidiaries.

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Annual Report). The condensed consolidated financial information as of December 31, 2020 included herein has been derived from the audited Consolidated Financial Statements in the 2020 Annual Report.

Certain of our foreign subsidiaries included in the Condensed Consolidated Financial Statements report on the basis of a fiscal period ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Condensed Consolidated Financial Statements has been considered for adjustment and/or disclosure. In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, especially when considering the risks and uncertainties associated with COVID-19 and the impact it may have on our business, results of operations and financial condition.

We evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2021 and prior to the issuance of these Condensed Consolidated Financial Statements.

Sales/disposals of Businesses

Fortitude Holdings

On June 2, 2020, we completed the sale of a majority of the interests in Fortitude Group Holdings, LLC (Fortitude Holdings) to Carlyle FRL, L.P. (Carlyle FRL), an investment fund advised by an affiliate of The Carlyle Group Inc. (Carlyle), and T&D United Capital Co., Ltd. (T&D), a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the Majority Interest Fortitude Sale). AIG established Fortitude Reinsurance Company Ltd. (Fortitude Re), a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Run-Off operations. As of March 31, 2021, approximately $30.3 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $4.0 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Run-Off operations. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, following the closing of the Majority Interest Fortitude Sale, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.

8 AIG | First Quarter 2021 Form 10-Q

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

Life and Retirement

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the Securities and Exchange Commission (SEC). While we currently believe an initial public offering represents an optimal path, no assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur.

AIG | First Quarter 2021 Form 10-Q 9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

Sale of Certain AIG Life and Retirement Retail Mutual Funds Business

On February 8, 2021, we announced we entered into a definitive agreement with Touchstone Investments (Touchstone), an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of AIG Life and Retirement’s Retail Mutual Funds business. As of March 31, 2021, AIG Life and Retirement’s Retail Mutual Funds business managed $7.6 billion in assets across eighteen funds. Pursuant to the definitive agreement, twelve retail mutual funds with $7.4 billion in assets will be reorganized into Touchstone funds. The transaction closing is subject to customary regulatory and fund shareholder approvals and is targeted for mid-2021. Six retail mutual funds with $0.2 billion in assets, excluding fund of funds, managed by AIG Life and Retirement and not included in the transaction will be wound down and liquidated. AIG Life and Retirement will retain its fund management platform and capabilities dedicated to its variable insurance products.

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

• estimated gross profits to value deferred policy acquisition costs for investment-oriented products, for example universal life, variable and fixed annuities, and fixed indexed annuities;

• reinsurance assets, including the allowance for credit losses;

• goodwill impairment;

• allowances for credit losses primarily on loans and available for sale fixed maturity securities;

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

REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the fourth quarter of 2020, we identified certain cash flows that had been incorrectly classified in our Consolidated Statements of Cash Flows. Specifically, misclassifications were identified related to policyholder contract deposits that impacted several line items within the previously issued Consolidated Statements of Cash Flows. While these items affect the cash flows from operating and financing activities, they had no impact on the net increase (decrease) in cash and restricted cash for the previously reported periods.

We assessed the materiality of the misclassification on prior period financial statements in accordance with SEC Staff Accounting Bulletin Number 99, Materiality, as codified in ASC 250-10, Accounting Changes and Error Corrections. We have determined that these misclassifications were not material to the financial statements of any prior annual or interim period. Accordingly, the three-month period ended March 31, 2020 has been corrected in the comparative Condensed Consolidated Statements of Cash Flows. Additionally, impacted prior interim periods will be revised within the Quarterly Reports on Form 10-Q to be filed for the periods ending June 30, 2021 and September 30, 2021.

For the three months ended March 31, 2020, the unrealized (gains) losses in earnings – net and Insurance reserves line items in the Consolidated Statements of Cash Flows were adjusted by $(648) million and $76 million, respectively. The total net cash provided by (used in) operating activities was adjusted by $(572) million. Additionally, the Policyholder contract deposits and Policyholder contract withdrawals line items in the Consolidated Statements of Cash Flows were adjusted by $782 million and $(210) million, respectively. The total net cash provided by financing activities was adjusted by $572 million.

10 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

2. Summary of Significant Accounting Policies

Accounting Standards Adopted During 2021

Income Tax

On December 18, 2019, the FASB issued an accounting standard that simplifies the accounting for income taxes by eliminating certain exceptions to the incremental approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also simplified other areas including the accounting for franchise taxes and enacted tax laws or rates, and clarified the accounting for transactions that result in the step-up in the tax basis of goodwill. We adopted the standard on its effective date of January 1, 2021. The impact of adoption was not material to our consolidated financial condition, results of operations and cash flows.

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

We adopted the standard prospectively on its effective date of January 1, 2021. The adoption of the standard did not have a material impact on our consolidated financial condition, results of operations or cash flows.

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

AIG | First Quarter 2021 Form 10-Q 11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 2. Summary of Significant Accounting Policies

In November 2020, the FASB issued ASU 2020-11, which deferred the effective date of the standard for all entities. Our implementation efforts are underway for the standard’s revised effective date of January 1, 2023; we continue to evaluate the method of adoption and impact of the standard on our reported consolidated financial condition, results of operations, cash flows and required disclosures. The adoption of this standard is expected to have a significant impact on our consolidated financial condition, results of operations, cash flows and required disclosures, as well as systems, processes and controls.

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

Where permitted by the guidance, we would account for the modification due to the discontinuation of LIBOR or another reference rate as a continuation of the existing contract. As part of our implementation efforts, we will continue to assess our operational readiness and current and alternative reference rates’ merits, limitations, risks and suitability for our investment and insurance processes.

This standard may be elected and applied prospectively over time from March 12, 2020 through December 31, 2022 as reference rate reform activities occur. The adoption of the standard is not expected to have a material impact on our reported consolidated financial condition, results of operations, cash flows and required disclosures.

3. Segment Information

We report our results of operations consistent with the manner in which our chief operating decision makers review the business to assess performance and allocate resources, as follows:

General Insurance

General Insurance business is presented as two operating segments:

• North America – consists of insurance businesses in the United States, Canada and Bermuda, and our global reinsurance business, AIG Re. This also includes the results of Western World Insurance Group, Inc. and Glatfelter Insurance Group.

• International – consists of regional insurance businesses in Japan, the United Kingdom, Europe, Middle East and Africa (EMEA region), Asia Pacific, Latin America and Caribbean, and China. International also includes the results of Talbot Holdings, Ltd. as well as AIG’s Global Specialty business.

North America and International operating segments consist of the following products:

–Commercial Lines – consists of Liability, Financial Lines, Property and Global Specialty.

–Personal Insurance – consists of Personal Lines and Accident & Health.

Life and Retirement

Life and Retirement business is presented as four operating segments:

• Individual Retirement – consists of fixed annuities, fixed index annuities, variable annuities and retail mutual funds.

• Group Retirement – consists of group mutual funds, group annuities, individual annuity and investment products, financial planning and advisory services, and plan administrative and compliance services.

• Life Insurance – primary products in the U.S. include term life and universal life insurance. International operations include distribution of life and health products in the UK and Ireland.

• Institutional Markets – consists of stable value wrap products, structured settlement and pension risk transfer annuities, corporate- and bank-owned life insurance, high net worth products and guaranteed investment contracts (GICs).

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On February 8, 2021, we announced we entered into a definitive agreement with Touchstone, an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of AIG Life and Retirement’s Retail Mutual Funds business. For further discussion on these transactions, see Note 1 to the Condensed Consolidated Financial Statements.

12 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Other Operations

Other Operations primarily consists of income from assets held by AIG Parent and other corporate subsidiaries, deferred tax assets related to tax attributes, corporate expenses and intercompany eliminations, our institutional asset management business and results of our consolidated investment entities, General Insurance portfolios in run-off as well as the historical results of our legacy insurance lines ceded to Fortitude Re.

We evaluate segment performance based on adjusted revenues and adjusted pre-tax income (loss). Adjusted revenues and adjusted pre-tax income (loss) are derived by excluding certain items from total revenues and net income (loss) attributable to AIG, respectively. These items generally fall into one or more of the following broad categories: legacy matters having no relevance to our current businesses or operating performance; adjustments to enhance transparency to the underlying economics of transactions; and measures that we believe to be common to the industry. Legal entities are attributed to each segment based upon the predominance of activity in that legal entity. For the items excluded from adjusted revenues and adjusted pre-tax income (loss) see the table below.

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended March 31,	2021			2020
		Adjusted			Adjusted
	Adjusted	Pre-tax		Adjusted	Pre-tax
(in millions)	Revenues	Income (Loss)		Revenues	Income (Loss)
General Insurance
North America	$2,388	$(202)	(a)	$2,731	$(103)	(a)
International	3,478	275	(a)	3,348	16	(a)
Net investment income	772	772		588	588
Total General Insurance	6,638	845		6,667	501
Life and Retirement
Individual Retirement	1,477	532		1,368	305
Group Retirement	806	307		694	143
Life Insurance	1,333	(40)		1,200	78
Institutional Markets	364	142		1,024	75
Total Life and Retirement	3,980	941		4,286	601
Other Operations
Other Operations before consolidation and eliminations	324	(354)		315	(835)
AIG consolidation and eliminations	(180)	(176)		(141)	(87)
Total Other Operations	144	(530)		174	(922)
Total	10,762	1,256		11,127	180
Reconciling items to pre-tax income:
Changes in fair value of securities used to hedge guaranteed living benefits	18	22		14	(7)
Changes in benefit reserves and DAC, VOBA and SIA related to net realized
capital gains	-	(203)		-	(538)
Changes in the fair value of equity securities	22	22		(191)	(191)
Other income (expense) - net	(6)	-		10	-
Gain (loss) on extinguishment of debt	-	8		-	(17)
Net investment income on Fortitude Re funds withheld assets	486	486		-	-
Net realized capital gains on Fortitude Re funds withheld assets	173	173		-	-
Net realized capital gains on Fortitude Re funds withheld
embedded derivative	2,382	2,382		-	-
Net realized capital gains(b)	617	627		3,477	3,494
Income (loss) from divested businesses	-	7		-	(216)
Non-operating litigation reserves and settlements	-	-		6	6
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	19		-	8
Net loss reserve discount benefit (charge)	-	32		-	(56)
Integration and transaction costs associated with acquiring or divesting
businesses	-	(9)		-	(2)
Restructuring and other costs	-	(74)		-	(90)
Non-recurring costs related to regulatory or accounting changes	-	(20)		-	(13)
Revenues and pre-tax income	$14,454	$4,728		$14,443	$2,558

AIG | First Quarter 2021 Form 10-Q 13

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

(a) General Insurance North America’s and General Insurance International’s Adjusted pre-tax income does not include Net investment income as the investment portfolio results are managed at the General Insurance level. Net investment income is shown separately as a component of General Insurance’s total Adjusted pre-tax income results.

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

14 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2021				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$32	$3,945	$-	$-	$-	$3,977
Obligations of states, municipalities and political subdivisions	-	13,243	1,896	-	-	15,139
Non-U.S. governments	115	15,066	6	-	-	15,187
Corporate debt	-	162,314	2,570	-	-	164,884
RMBS	-	18,644	11,464	-	-	30,108
CMBS	-	14,045	1,104	-	-	15,149
CDO/ABS	-	8,966	9,602	-	-	18,568
Total bonds available for sale	147	236,223	26,642	-	-	263,012
Other bond securities:
U.S. government and government sponsored entities	-	1,751	-	-	-	1,751
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	12	-	-	-	12
RMBS	-	256	126	-	-	382
CMBS	-	268	46	-	-	314
CDO/ABS	-	168	2,346	-	-	2,514
Total other bond securities	-	2,455	2,518	-	-	4,973
Equity securities	1,012	20	128	-	-	1,160
Other invested assets(b)	-	101	1,897	-	-	1,998
Derivative assets(c):
Interest rate contracts	2	3,622	-	-	-	3,624
Foreign exchange contracts	-	1,068	1	-	-	1,069
Equity contracts	2	341	237	-	-	580
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	13	-	-	13
Counterparty netting and cash collateral	-	-	-	(3,080)	(1,314)	(4,394)
Total derivative assets	4	5,031	252	(3,080)	(1,314)	893
Short-term investments	2,029	2,397	-	-	-	4,426
Other assets	-	-	113	-	-	113
Separate account assets	98,876	3,813	-	-	-	102,689
Total	$102,068	$250,040	$31,550	$(3,080)	$(1,314)	$379,264
Liabilities:
Policyholder contract deposits	$-	$-	$7,617	$-	$-	$7,617
Derivative liabilities(c):
Interest rate contracts	-	4,904	-	-	-	4,904
Foreign exchange contracts	-	853	1	-	-	854
Equity contracts	13	57	15	-	-	85
Credit contracts	-	20	45	-	-	65
Other contracts	-	-	4	-	-	4
Counterparty netting and cash collateral	-	-	-	(3,080)	(2,129)	(5,209)
Total derivative liabilities	13	5,834	65	(3,080)	(2,129)	703
Fortitude Re funds withheld payable	-	-	3,487	-	-	3,487
Other liabilities	-	-	-	-	-	-
Long-term debt	-	2,015	-	-	-	2,015
Total	$13	$7,849	$11,169	$(3,080)	$(2,129)	$13,822
AIG | First Quarter 2021 Form 10-Q 15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

December 31, 2020				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$73	$4,053	$-	$-	$-	$4,126
Obligations of states, municipalities and political subdivisions	-	14,019	2,105	-	-	16,124
Non-U.S. governments	28	15,312	5	-	-	15,345
Corporate debt	-	166,949	2,349	-	-	169,298
RMBS	-	19,771	11,694	-	-	31,465
CMBS	-	15,211	922	-	-	16,133
CDO/ABS	-	9,191	9,814	-	-	19,005
Total bonds available for sale	101	244,506	26,889	-	-	271,496
Other bond securities:
U.S. government and government sponsored entities	-	1,845	-	-	-	1,845
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	12	-	-	-	12
RMBS	-	290	139	-	-	429
CMBS	-	273	47	-	-	320
CDO/ABS	-	173	2,512	-	-	2,685
Total other bond securities	-	2,593	2,698	-	-	5,291
Equity securities	929	76	51	-	-	1,056
Other invested assets(b)	-	102	1,827	-	-	1,929
Derivative assets(c):
Interest rate contracts	-	4,637	-	-	-	4,637
Foreign exchange contracts	-	1,020	2	-	-	1,022
Equity contracts	9	923	198	-	-	1,130
Credit contracts	-	-	2	-	-	2
Other contracts	-	-	14	-	-	14
Counterparty netting and cash collateral	-	-	-	(3,812)	(2,219)	(6,031)
Total derivative assets	9	6,580	216	(3,812)	(2,219)	774
Short-term investments	2,379	3,589	-	-	-	5,968
Other assets	-	-	113	-	-	113
Separate account assets	96,560	3,730	-	-	-	100,290
Total	$99,978	$261,176	$31,794	$(3,812)	$(2,219)	$386,917
Liabilities:
Policyholder contract deposits	$-	$-	$9,798	$-	$-	$9,798
Derivative liabilities(c):
Interest rate contracts	1	4,435	-	-	-	4,436
Foreign exchange contracts	-	1,090	-	-	-	1,090
Equity contracts	14	162	47	-	-	223
Credit contracts	-	23	44	-	-	67
Other contracts	-	-	6	-	-	6
Counterparty netting and cash collateral	-	-	-	(3,812)	(1,441)	(5,253)
Total derivative liabilities	15	5,710	97	(3,812)	(1,441)	569
Fortitude Re funds withheld payable	-	-	6,042	-	-	6,042
Other liabilities	-	1	-	-	-	1
Long-term debt	-	2,097	-	-	-	2,097
Total	$15	$7,808	$15,937	$(3,812)	$(1,441)	$18,507

(a)Represents netting of derivative exposures covered by qualifying master netting agreements.

(b) Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $6.7 billion and $6.5 billion as of March 31, 2021 and December 31, 2020, respectively.

(c) Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.

16 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three-month periods ended March 31, 2021 and 2020 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2021 and 2020:

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		Gains		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	(Losses)	Other	and	Gross	Gross	Reclassification	Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	of Held	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	for Sale	of Period	at End of Period	at End of Period
Three Months Ended March 31, 2021
Assets:
Bonds available for sale:
Obligations of states,
municipalities and
political subdivisions	$2,105	$3	$(159)	$(53)	$-	$-	$-	$1,896	$-	$(10)
Non-U.S. governments	5	-	-	-	1	-	-	6	-	-
Corporate debt	2,349	(1)	(10)	177	187	(132)	-	2,570	-	(159)
RMBS	11,694	167	64	(431)	-	(30)	-	11,464	-	(14)
CMBS	922	9	(56)	173	56	-	-	1,104	-	(56)
CDO/ABS	9,814	16	(14)	(164)	454	(504)	-	9,602	-	64
Total bonds available for sale	26,889	194	(175)	(298)	698	(666)	-	26,642	-	(175)
Other bond securities:
RMBS	139	3	-	(16)	-	-	-	126	(98)	-
CMBS	47	(1)	-	(6)	6	-	-	46	(2)	-
CDO/ABS	2,512	(11)	-	(155)	-	-	-	2,346	2	-
Total other bond securities	2,698	(9)	-	(177)	6	-	-	2,518	(98)	-
Equity securities	51	11	3	(11)	75	(1)	-	128	3	-
Other invested assets	1,827	142	(6)	(66)	-	-	-	1,897	123	-
Other assets	113	-	-	-	-	-	-	113	-	-
Total	$31,578	$338	$(178)	$(552)	$779	$(667)	$-	$31,298	$28	$(175)
		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		(Gains)		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	Losses	Other	and	Gross	Gross	Reclassification	Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	of Held	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	for Sale	of Period	at End of Period	at End of Period
Liabilities:
Policyholder contract deposits	$9,798	$(2,260)	$-	$79	$-	$-	$-	$7,617	$2,570	$-
Derivative liabilities, net:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-
Foreign exchange contracts	(2)	1	-	1	-	-	-	-	(1)	-
Equity contracts	(151)	(26)	-	(85)	-	40	-	(222)	(118)	-
Credit contracts	42	5	-	(3)	-	-	-	44	(3)	-
Other contracts	(8)	(17)	-	16	-	-	-	(9)	16	-
Total derivative liabilities, net(a)	(119)	(37)	-	(71)	-	40	-	(187)	(106)	-
Fortitude Re funds withheld
payable	6,042	(2,382)	-	(173)	-	-	-	3,487	2,955	-
Total	$15,721	$(4,679)	$-	$(165)	$-	$40	$-	$10,917	$5,419	$-

AIG | First Quarter 2021 Form 10-Q 17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		Gains		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	(Losses)	Other	and	Gross	Gross	Reclassification	Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	of Held	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	for Sale	of Period	at End of Period	at End of Period
Three Months Ended March 31, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,121	$5	$(55)	$137	$27	$(133)	$-	$2,102	$-	$(51)
Non-U.S. governments	-	-	-	-	6	-	-	6	-	-
Corporate debt	1,663	(67)	(81)	7	103	(410)	-	1,215	-	(29)
RMBS	13,408	132	(1,623)	(223)	19	(26)	-	11,687	-	(1,505)
CMBS	1,053	7	19	44	23	-	-	1,146	-	21
CDO/ABS	7,686	17	(557)	47	1,603	(28)	-	8,768	-	(536)
Total bonds available for sale	25,931	94	(2,297)	12	1,781	(597)	-	24,924	-	(2,100)
Other bond securities:
RMBS	143	(14)	-	20	-	-	-	149	(14)	-
CMBS	50	(7)	-	(1)	-	-	-	42	(8)	-
CDO/ABS	3,545	(173)	-	(994)	-	-	-	2,378	(262)	-
Total other bond securities	3,738	(194)	-	(975)	-	-	-	2,569	(284)	-
Equity securities	8	(1)	1	10	1	-	-	19	-	-
Other invested assets	1,192	(4)	-	129	150	-	-	1,467	14	-
Other assets	89	-	-	5	-	-	(3)	91	-	-
Total	$30,958	$(105)	$(2,296)	$(819)	$1,932	$(597)	$(3)	$29,070	$(270)	$(2,100)

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		(Gains)		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	Losses	Other	and	Gross	Gross	Reclassification	Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	of Held	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	for Sale	of Period	at End of Period	at End of Period
Liabilities:
Policyholder contract deposits	$6,910	$1,171	$-	$72	$-	$-	$-	$8,153	$(884)	$-
Derivative liabilities, net:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-
Foreign exchange contracts	(6)	3	-	6	-	-	-	3	1	-
Equity contracts	(151)	(26)	-	34	-	-	-	(143)	(14)	-
Credit contracts	62	(124)	-	(14)	-	-	-	(76)	118	-
Other contracts	(7)	(10)	-	15	-	-	-	(2)	10	-
Total derivative liabilities, net(a)	(102)	(157)	-	41	-	-	-	(218)	115	-
Total	$6,808	$1,014	$-	$113	$-	$-	$-	$7,935	$(769)	$-

(a)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

18 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income as follows:

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended March 31, 2021
Assets:
Bonds available for sale	$185	$9	$-	$194
Other bond securities	(31)	22	-	(9)
Equity securities	11	-	-	11
Other invested assets	142	-	-	142
Three Months Ended March 31, 2020
Assets:
Bonds available for sale	$198	$(104)	$-	$94
Other bond securities	(462)	268	-	(194)
Equity securities	-	(1)	-	(1)
Other invested assets	(4)	-	-	(4)

	Net	Net Realized
	Investment	Capital	Other
(in millions)	Income	(Gains) Losses	Income	Total
Three Months Ended March 31, 2021
Liabilities:
Policyholder contract deposits*	$-	$(2,260)	$-	$(2,260)
Derivative liabilities, net	-	(23)	(14)	(37)
Fortitude Re funds withheld payable	-	(2,382)	-	(2,382)
Three Months Ended March 31, 2020
Liabilities:
Policyholder contract deposits*	$-	$1,171	$-	$1,171
Derivative liabilities, net	-	(143)	(14)	(157)

*Primarily embedded derivatives.
AIG | First Quarter 2021 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three-month periods ended March 31, 2021 and 2020 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Three Months Ended March 31, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$8	$(20)	$(41)	$(53)
Non-U.S. governments	-	-	-	-
Corporate debt	741	(1)	(563)	177
RMBS	164	-	(595)	(431)
CMBS	193	-	(20)	173
CDO/ABS	376	(49)	(491)	(164)
Total bonds available for sale	1,482	(70)	(1,710)	(298)
Other bond securities:
RMBS	-	-	(16)	(16)
CMBS	-	(6)	-	(6)
CDO/ABS	-	(39)	(116)	(155)
Total other bond securities	-	(45)	(132)	(177)
Equity securities	-	-	(11)	(11)
Other invested assets	198	-	(264)	(66)
Other assets	-	-	-	-
Total assets	$1,680	$(115)	$(2,117)	$(552)
Liabilities:
Policyholder contract deposits	$-	$191	$(112)	$79
Derivative liabilities, net	(52)	1	(20)	(71)
Fortitude Re funds withheld payable	-	-	(173)	(173)
Total liabilities	$(52)	$192	$(305)	$(165)
Three Months Ended March 31, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$145	$(2)	$(6)	$137
Non-U.S. governments	-	-	-	-
Corporate debt	112	(5)	(100)	7
RMBS	336	-	(559)	(223)
CMBS	53	(2)	(7)	44
CDO/ABS	225	(22)	(156)	47
Total bonds available for sale	871	(31)	(828)	12
Other bond securities:
RMBS	25	-	(5)	20
CMBS	-	-	(1)	(1)
CDO/ABS	35	(579)	(450)	(994)
Total other bond securities	60	(579)	(456)	(975)
Equity securities	10	-	-	10
Other invested assets	174	-	(45)	129
Other assets	-	-	5	5
Total assets	$1,115	$(610)	$(1,324)	$(819)
Liabilities:
Policyholder contract deposits	$-	$222	$(150)	$72
Derivative liabilities, net	(15)	8	48	41
Total liabilities	$(15)	$230	$(102)	$113

(a)There were no issuances during the three-month periods ended March 31, 2021 and 2020.

20 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2021 and 2020 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $19 million and $(156) million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three-month periods ended March 31, 2021 and 2020, respectively, and includes $(4) million and $(55) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three-month periods ended March 31, 2021 and 2020, respectively.

Transfers of Level 3 Assets

During the three-month periods ended March 31, 2021 and 2020, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

During the three-month periods ended March 31, 2021 and 2020, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of corporate debt, RMBS, CMBS, CDO/ABS and certain investments in municipal securities out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three-month periods ended March 31, 2021 and 2020.

AIG | First Quarter 2021 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS

The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments, and includes only those instruments for which information about the inputs is reasonably available to us, such as data from independent third-party valuation service providers. Because input information from third-parties with respect to certain Level 3 instruments (primarily CDO/ABS) may not be reasonably available to us, balances shown below may not equal total amounts reported for such Level 3 assets and liabilities:

	Fair Value at
	March 31,	Valuation		Range
(in millions)	2021	Technique	Unobservable Input(b)	(Weighted Average)(c)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,504	Discounted cash flow	Yield	3.22% - 3.82% (3.52%)

Corporate debt	1,682	Discounted cash flow	Yield	2.29% - 7.33% (4.81%)

RMBS(a)	10,933	Discounted cash flow	Constant prepayment rate	3.75% - 14.76% (9.26%)
			Loss severity	28.90% - 75.98% (52.44%)
			Constant default rate	1.19% - 7.62% (4.41%)
			Yield	1.73% - 4.13% (2.93%)

CDO/ABS(a)	8,361	Discounted cash flow	Yield	1.95% - 4.82% (3.38%)

CMBS	556	Discounted cash flow	Yield	1.44% - 6.30% (3.83%)
Liabilities(d):

Embedded derivatives within
Policyholder contract deposits:

Variable annuity guaranteed minimum withdrawal benefits (GMWB)	1,884	Discounted cash flow	Equity volatility	6.35% - 50.15%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.10% - 1.38%

Index annuities including certain GMWB	5,076	Discounted cash flow	Lapse rate	0.38% - 50.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	80.00% - 100.00%
			Option budget	0.00% - 4.00%
			NPA(f)	0.10% - 1.38%

Indexed life	614	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(f)	0.10% - 1.38%

22 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2020	Technique	Unobservable Input(b)	(Weighted Average)(c)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,670	Discounted cash flow	Yield	2.82% - 3.39% (3.11%)

Corporate debt	1,591	Discounted cash flow	Yield	2.13% - 7.82% (4.97%)

RMBS(a)	11,297	Discounted cash flow	Constant prepayment rate	3.90% - 11.99% (7.94%)
			Loss severity	30.08% - 78.49% (54.29%)
			Constant default rate	1.45% - 6.19% (3.82%)
			Yield	1.69% - 4.25% (2.97%)

CDO/ABS(a)	8,324	Discounted cash flow	Yield	1.93% - 4.85% (3.39%)

CMBS	541	Discounted cash flow	Yield	0.92% - 5.89% (3.40%)
Liabilities(d):

Embedded derivatives within
Policyholder contract deposits:

GMWB	3,572	Discounted cash flow	Equity volatility	6.45% - 50.85%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.06% - 1.48%

Index annuities including certain
GMWB	5,538	Discounted cash flow	Lapse rate	0.38% - 50.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	80.00% - 100.00%
			Option budget	0.00% - 4.00%
			NPA(f)	0.06% - 1.48%

Indexed life	649	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(f)	0.06% - 1.48%

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

(g) The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders that are accounted for as an embedded derivative. The total embedded derivative liability at March 31, 2021 and December 31, 2020 was approximately $694 million and $726 million, respectively. The remaining guaranteed minimum riders on the index annuities are valued under the accounting guidance for certain nontraditional long-duration contracts.

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

AIG | First Quarter 2021 Form 10-Q 23

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

24 AIG | First Quarter 2021 Form 10-Q

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

		March 31, 2021		December 31, 2020
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$1,950	$1,869	$1,752	$1,960

Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	927	540	908	445

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	213	201	167	171

Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	782	59	703	55

Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	393	184	400	155

Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	733	378	683	365
Total private equity funds		4,998	3,231	4,613	3,151
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	429	-	411	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	325	-	361	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	653	-	807	-

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	310	1	301	1
Total hedge funds		1,717	1	1,880	1
Total		$6,715	$3,232	$6,493	$3,152

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

AIG | First Quarter 2021 Form 10-Q 25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

Three Months Ended March 31,	Gain (Loss)
(in millions)	2021	2020
Assets:
Bond and equity securities	$(99)	$(60)
Alternative investments(a)	417	(139)
Liabilities:
Long-term debt(b)	71	(203)
Total gain (loss)	$389	$(402)

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

The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	March 31, 2021			December 31, 2020
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Liabilities:
Long-term debt*	$2,015	$1,452	$563	$2,097	$1,479	$618

*Includes GIAs, notes, bonds, loans and mortgages payable.

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended March 31,
(in millions)	Level 1	Level 2	Level 3	Total	2021	2020
March 31, 2021
Other investments	$-	$-	$89	$89	$6	$11
Other assets	-	-	-	-	-	12
Total	$-	$-	$89	$89	$6	$23
December 31, 2020
Other investments	$-	$-	$376	$376
Other assets	-	-	28	28
Total	$-	$-	$404	$404

26 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
March 31, 2021
Assets:
Mortgage and other loans receivable	$-	$91	$47,635	$47,726	$45,468
Other invested assets	-	830	6	836	836
Short-term investments	-	10,028	-	10,028	10,028
Cash	2,796	-	-	2,796	2,796
Other assets	223	15	-	238	238
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	202	142,655	142,857	130,953
Fortitude Re funds withheld payable	-	-	36,694	36,694	36,694
Other liabilities	-	3,683	-	3,683	3,683
Long-term debt	-	27,015	357	27,372	24,417
Debt of consolidated investment entities	-	1,917	7,480	9,397	9,216
Separate account liabilities - investment contracts	-	97,926	-	97,926	97,926
December 31, 2020
Assets:
Mortgage and other loans receivable	$-	$95	$48,541	$48,636	$45,562
Other invested assets	-	837	6	843	843
Short-term investments	-	12,235	-	12,235	12,235
Cash	2,827	-	-	2,827	2,827
Other assets	209	14	-	223	223
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	214	144,357	144,571	130,435
Fortitude Re funds withheld payable	-	-	37,018	37,018	37,018
Other liabilities	-	3,695	-	3,695	3,695
Long-term debt	-	30,310	365	30,675	26,006
Debt of consolidated investment entities	-	1,746	7,965	9,711	9,431
Separate account liabilities - investment contracts	-	95,610	-	95,610	95,610

AIG | First Quarter 2021 Form 10-Q 27

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

5. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of our available for sale securities:

	Amortized	Allowance	Gross	Gross
	Cost or	for Credit	Unrealized	Unrealized	Fair
(in millions)	Cost	Losses(a)	Gains	Losses	Value
March 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$3,810	$-	$216	$(49)	$3,977
Obligations of states, municipalities and political subdivisions	13,617	-	1,570	(48)	15,139
Non-U.S. governments	14,728	(4)	707	(244)	15,187
Corporate debt	155,051	(103)	12,143	(2,207)	164,884
Mortgage-backed, asset-backed and collateralized:
RMBS	27,417	(14)	2,799	(94)	30,108
CMBS	14,556	(1)	687	(93)	15,149
CDO/ABS	18,259	-	377	(68)	18,568
Total mortgage-backed, asset-backed and collateralized	60,232	(15)	3,863	(255)	63,825
Total bonds available for sale(b)	$247,438	$(122)	$18,499	$(2,803)	$263,012
December 31, 2020
Bonds available for sale:
U.S. government and government sponsored entities	$3,640	$-	$503	$(17)	$4,126
Obligations of states, municipalities and political subdivisions	13,915	-	2,216	(7)	16,124
Non-U.S. governments	14,231	(4)	1,181	(63)	15,345
Corporate debt	150,111	(164)	19,905	(554)	169,298
Mortgage-backed, asset-backed and collateralized:
RMBS	28,551	(16)	3,000	(70)	31,465
CMBS	15,182	(1)	1,023	(71)	16,133
CDO/ABS	18,707	(1)	425	(126)	19,005
Total mortgage-backed, asset-backed and collateralized	62,440	(18)	4,448	(267)	66,603
Total bonds available for sale(b)	$244,337	$(186)	$28,253	$(908)	$271,496

(a) Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized capital gains and losses and are not recognized in other comprehensive income.

(b) At March 31, 2021 and December 31, 2020, bonds available for sale held by us that were below investment grade or not rated totaled $27.9 billion and $28.2 billion, respectively.

28 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Securities Available for Sale in a Loss Position for Which No Allowance for Credit Loss Has Been Recorded

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit loss has been recorded:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
March 31, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$1,111	$38	$28	$11	$1,139	$49
Obligations of states, municipalities and political
subdivisions	1,107	43	102	5	1,209	48
Non-U.S. governments	4,091	192	307	46	4,398	238
Corporate debt	34,646	1,874	5,054	252	39,700	2,126
RMBS	4,772	71	457	16	5,229	87
CMBS	2,240	64	543	28	2,783	92
CDO/ABS	4,908	45	1,531	23	6,439	68
Total bonds available for sale	$52,875	$2,327	$8,022	$381	$60,897	$2,708
December 31, 2020
Bonds available for sale:
U.S. government and government sponsored entities	$649	$17	$-	$-	$649	$17
Obligations of states, municipalities and political
subdivisions	267	4	78	3	345	7
Non-U.S. governments	1,287	28	262	33	1,549	61
Corporate debt	11,715	348	1,283	81	12,998	429
RMBS	3,486	40	282	18	3,768	58
CMBS	1,644	58	346	12	1,990	70
CDO/ABS	5,456	81	3,063	45	8,519	126
Total bonds available for sale	$24,504	$576	$5,314	$192	$29,818	$768

At March 31, 2021, we held 10,610 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 1,617 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2020, we held 5,105 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 949 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2021 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.

AIG | First Quarter 2021 Form 10-Q 29

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities
	Available for Sale
	Amortized Cost,
(in millions)	Net of Allowance	Fair Value
March 31, 2021
Due in one year or less	$9,296	$9,388
Due after one year through five years	43,463	44,991
Due after five years through ten years	43,447	46,215
Due after ten years	90,893	98,593
Mortgage-backed, asset-backed and collateralized	60,217	63,825
Total	$247,316	$263,012

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

Three Months Ended March 31,	2021		2020
	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses
Fixed maturity securities	$460	$71	$380	$166

For the three-month period ended March 31, 2021, the aggregate fair value of available for sale securities sold was $6.4 billion, which resulted in net realized capital gains of $389 million. Included within the net realized capital gains are $295 million of realized capital gains for the three-month period ended March 31, 2021, which relate to Fortitude Re funds withheld assets. These realized capital gains are included in Net realized capital gains (losses) on Fortitude Re funds withheld assets.

For the three-month period ended March 31, 2020, the aggregate fair value of available for sale securities sold was $7.2 billion, which resulted in net realized capital gains of $214 million.

Other Securities Measured at Fair Value

The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

	March 31, 2021		December 31, 2020
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$1,751	29%	$1,845	29%
Corporate debt	12	-	12	-
Mortgage-backed, asset-backed and collateralized:
RMBS	382	6	429	7
CMBS	314	5	320	5
CDO/ABS and other collateralized	2,514	41	2,685	42
Total mortgage-backed, asset-backed and collateralized	3,210	52	3,434	54
Total fixed maturity securities	4,973	81	5,291	83
Equity securities	1,160	19	1,056	17
Total	$6,133	100%	$6,347	100%
30 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	March 31,	December 31,
(in millions)	2021	2020
Alternative investments(a) (b)	$9,589	$9,572
Investment real estate(c)	8,172	7,930
All other investments(d)	1,629	1,558
Total	$19,390	$19,060

(a) At March 31, 2021, included hedge funds of $2.0 billion, private equity funds of $7.4 billion and affordable housing partnerships of $202 million. At December 31, 2020, included hedge funds of $2.3 billion, private equity funds of $7.0 billion and affordable housing partnerships of $257 million.

(b) At March 31, 2021, approximately 65 percent of our hedge fund portfolio is available for redemption in 2021. The remaining 35 percent will be available for redemption between 2022 and 2027.

(c) Net of accumulated depreciation of $775 million and $756 million at March 31, 2021 and December 31, 2020, respectively.

(d) Includes AIG’s 3.5 percent ownership interest in Fortitude Holdings which is recorded using the measurement alternative for equity securities and is carried at cost, which was $100 million as of March 31, 2021 and December 31, 2020.

Net Investment Income

The following table presents the components of Net investment income:

Three Months Ended March 31,	2021			2020
	Excluding Fortitude	Fortitude Re
	Re Funds	Funds Withheld
(in millions)	Withheld Assets	Assets	Total
Available for sale fixed maturity securities, including short-term investments	$2,178	$377	$2,555	$2,609
Other fixed maturity securities(a)	(102)	-	(102)	(60)
Equity securities	22	-	22	(191)
Interest on mortgage and other loans	414	47	461	513
Alternative investments(b)	572	69	641	(59)
Real estate	59	-	59	59
Other investments(c)	140	1	141	(215)
Total investment income	3,283	494	3,777	2,656
Investment expenses	112	8	120	148
Net investment income	$3,171	$486	$3,657	$2,508

(a) Included in the three-month periods ended March 31, 2021 and 2020 were losses of $81 million and income of $169 million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below.

(b) Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

(c) Included in the three-month periods ended March 31, 2021 and 2020 were income of $83 million and losses of $202 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.

AIG | First Quarter 2021 Form 10-Q 31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains:

Three Months Ended March 31,	2021			2020
	Excluding	Fortitude Re
	Fortitude Re	Funds
	Funds	Withheld
(in millions)	Withheld Assets	Assets	Total
Sales of fixed maturity securities	$94	$295	$389	$214
Intent to sell	-	-	-	-
Change in allowance for credit losses on fixed maturity securities	51	2	53	(198)
Change in allowance for credit losses on loans	41	(5)	36	(38)
Foreign exchange transactions	(49)	(6)	(55)	(254)
Variable annuity embedded derivatives, net of related hedges	89	-	89	2,192
All other derivatives and hedge accounting	351	(117)	234	1,559
Other	118	4	122	44
Net realized capital gains – excluding Fortitude Re funds
withheld embedded derivative	695	173	868	3,519
Net realized capital gains (losses) on Fortitude Re funds withheld embedded
derivative	-	2,382	2,382	-
Net realized capital gains	$695	$2,555	$3,250	$3,519

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

Three Months Ended March 31,
(in millions)	2021	2020
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(11,649)	$(10,455)
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$(11,649)	$(10,455)

The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities still held at the reporting date:

		Other Invested
(in millions)	Equities	Assets	Total
Three Months Ended March 31, 2021
Net gains recognized during the period on equity securities	$22	$470	$492
Less: Net gains (losses) recognized during the period on equity securities sold
during the period	(21)	24	3
Unrealized gains recognized during the reporting period on equity
securities still held at the reporting date	$43	$446	$489
Three Months Ended March 31, 2020
Net losses recognized during the period on equity securities	$(191)	$(129)	$(320)
Less: Net gains recognized during the period on equity securities sold
during the period	12	2	14
Unrealized losses recognized during the reporting period on equity
securities still held at the reporting date	$(203)	$(131)	$(334)

32 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Evaluating Investments for AN ALLOWANCE FOR CREDIT LOSSES

Fixed Maturity Securities

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis and if the fair value of the security is below amortized cost, an impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized capital losses. No allowance is established in these situations and any previously recorded allowance is reversed. The new cost basis is not adjusted for subsequent increases in estimated fair value. When assessing our intent to sell a fixed maturity security, or whether it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition our investment portfolio, sales of securities to meet cash flow needs and sales of securities to take advantage of favorable pricing.

For fixed maturity securities for which a decline in the fair value below the amortized cost is due to credit related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to realized capital losses. The allowance for credit losses is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit related factors is presented in unrealized appreciation (depreciation) of fixed maturity securities on which an allowance for credit losses was previously recognized (a separate component of AOCI). Accrued interest is excluded from the measurement of the allowance for credit losses.

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

Under the current expected credit loss (CECL) model, credit losses are reassessed each period. The allowance for credit losses and the corresponding charge to realized capital losses can be reversed if conditions change, however, the allowance for credit losses will never be reduced below zero. When we determine that all or a portion of a fixed maturity security is uncollectable, the uncollectable amortized cost amount is written off with a corresponding reduction to the allowance for credit losses. If we collect cash flows that were previously written off, the recovery is recognized by decreasing realized capital losses.

AIG | First Quarter 2021 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Credit Impairments

The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended March 31,	2021			2020
		Non-			Non-
(in millions)	Structured	Structured	Total	Structured	Structured	Total
Balance, beginning of year *	$17	$169	$186	$7	$-	$7
Additions:
Securities for which allowance for credit losses were not previously
recorded	2	13	15	24	174	198
Purchases of available for sale debt securities accounted for as
purchased credit deteriorated assets	-	-	-	6	-	6
Accretion of available for sale debt securities accounted for as
purchased credit deteriorated assets	-	-	-	-	-	-
Reductions:
Securities sold during the period	(1)	(4)	(5)	-	-	-
Intent to sell security or more likely than not will be required to
sell the security before recovery of its amortized cost basis	-	-	-	-	-	-
Additional net increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period, for
which there was no intent to sell before recovery amortized cost basis	(4)	(64)	(68)	-	-	-
Write-offs charged against the allowance	-	(6)	(6)	-	-	-
Recoveries of amounts previously written off	-	-	-	-	-	-
Other	-	-	-	-	-	-
Balance, end of period	$14	$108	$122	$37	$174	$211

* The beginning balance incorporates the Day 1 gross up on purchased credit deteriorated (PCD) assets held as of January 1, 2020.

Purchased Credit Deteriorated Securities

We purchase certain RMBS securities that have experienced more-than-insignificant deterioration in credit quality since origination. Subsequent to the adoption of the Financial Instruments Credit Losses Standard, these are referred to as PCD assets. At the time of purchase an allowance is recognized for these PCD assets by adding it to the purchase price to arrive at the initial amortized cost. There is no credit loss expense recognized upon acquisition of a PCD asset. When determining the initial allowance for credit losses, management considers the historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and the priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs:

• Current delinquency rates;

• Expected default rates and the timing of such defaults;

• Loss severity and the timing of any recovery; and

• Expected prepayment speeds.

Subsequent to the acquisition date, the PCD assets follow the same accounting as other structured securities that are not high credit quality.

We did not purchase securities with more than insignificant credit deterioration since their origination during the three-month period ended March 31, 2021.

34 AIG | First Quarter 2021 Form 10-Q

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	March 31, 2021	December 31, 2020
Fixed maturity securities available for sale	$3,552	$3,636

At both March 31, 2021 and December 31, 2020, amounts borrowed under repurchase and securities lending agreements totaled $3.7 billion.

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
March 31, 2021
Bonds available for sale:
Non-U.S. governments	$67	$-	$-	$-	$-	$67
Corporate debt	95	86	-	-	-	181
Total	$162	$86	$-	$-	$-	$248

December 31, 2020
Bonds available for sale:
Non-U.S. governments	$63	$-	$-	$-	$-	$63
Corporate debt	96	97	-	-	-	193
Total	$159	$97	$-	$-	$-	$256

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
March 31, 2021
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$104	$-	$-	$-	$104
Non-U.S. governments	-	-	32	85	-	117
Corporate debt	-	835	2,009	239	-	3,083
Total	$-	$939	$2,041	$324	$-	$3,304

AIG | First Quarter 2021 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

December 31, 2020
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$103	$-	$-	$103
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	982	2,295	-	-	3,277
Total	$-	$982	$2,398	$-	$-	$3,380

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	March 31, 2021	December 31, 2020
Securities collateral pledged to us	$3,407	$5,359

At March 31, 2021 and December 31, 2020, amounts pledged to us under reverse repurchase agreements totaled $3.4 billion and $5.4 billion, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $11.0 billion and $11.2 billion at March 31, 2021 and December 31, 2020, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $209 million and $191 million of stock in FHLBs at March 31, 2021 and December 31, 2020, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $6.0 billion and $1.1 billion, respectively, at March 31, 2021 and $5.7 billion and $1.2 billion, respectively, at December 31, 2020.

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.5 billion at both March 31, 2021 and December 31, 2020. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $516 million and $494 million, comprised of bonds available for sale and short-term investments at March 31, 2021 and December 31, 2020, respectively.

Reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld. Following closing of the Majority Interest Fortitude Sale, a portion of the proceeds were contributed to AIG subsidiaries.

For further discussion on the sale of Fortitude Holdings see Note 1 and Note 7 to the Condensed Consolidated Financial Statements.

36 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

6. Lending Activities

The following table presents the composition of Mortgage and other loans receivable, net:

	March 31,	December 31,
(in millions)	2021	2020
Commercial mortgages(a)	$36,418	$36,424
Residential mortgages	4,159	4,645
Life insurance policy loans	1,949	1,986
Commercial loans, other loans and notes receivable	3,729	3,321
Total mortgage and other loans receivable	46,255	46,376
Allowance for credit losses(b)	(787)	(814)
Mortgage and other loans receivable, net	$45,468	$45,562

(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 24 percent and 10 percent, respectively, at March 31, 2021 and 24 percent and 10 percent, respectively, at December 31, 2020).

(b)Does not include allowance for credit losses of $70 million and $79 million, respectively, at March 31, 2021 and December 31, 2020, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of March 31, 2021, $8 million and $356 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2020, $14 million and $238 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.

Accrued interest is presented separately and is included in Other assets on the Condensed Consolidated Balance Sheets. As of March 31, 2021, accrued interest receivable was $12 million and $134 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2020, accrued interest receivable was $14 million and $129 million associated with residential mortgage loans and commercial mortgage loans, respectively.

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

AIG | First Quarter 2021 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

March 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
>1.2X	$514	$1,958	$5,346	$5,391	$3,861	$14,846	$31,916
1.00 - 1.20X	-	871	769	610	182	1,261	3,693
<1.00X	91	-	-	339	88	291	809
Total commercial mortgages	$605	$2,829	$6,115	$6,340	$4,131	$16,398	$36,418

December 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
>1.2X	$1,914	$5,596	$5,649	$3,941	$4,592	$10,730	$32,422
1.00 - 1.20X	770	467	456	144	161	1,106	3,104
<1.00X	4	86	343	87	96	282	898
Total commercial mortgages	$2,688	$6,149	$6,448	$4,172	$4,849	$12,118	$36,424

The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

March 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
Less than 65%	$51	$2,637	$3,552	$4,182	$2,671	$10,324	$23,417
65% to 75%	218	192	2,499	1,958	1,015	4,172	10,054
76% to 80%	-	-	45	-	-	861	906
Greater than 80%	336	-	19	200	445	1,041	2,041
Total commercial mortgages	$605	$2,829	$6,115	$6,340	$4,131	$16,398	$36,418

December 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
Less than 65%	$2,382	$3,755	$3,855	$2,565	$2,852	$8,145	$23,554
65% to 75%	274	2,330	2,363	1,306	1,200	2,551	10,024
76% to 80%	28	45	30	-	70	515	688
Greater than 80%	4	19	200	301	727	907	2,158
Total commercial mortgages	$2,688	$6,149	$6,448	$4,172	$4,849	$12,118	$36,424

(a) The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 2.1X at March 31, 2021 and 2.2X at December 31, 2020. The debt service coverage ratios have been updated within the last three months.

(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 59 percent at March 31, 2021 and was 60 percent at December 31, 2020. The loan-to-value ratios have been updated within the last three to nine months.

38 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total(c)	Total
March 31, 2021
Credit Quality Performance
Indicator:
In good standing	678	$14,141	$10,433	$5,096	$3,708	$2,011	$462	$35,851	98%
Restructured(a)	9	-	141	50	-	136	-	327	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	4	-	68	57	-	115	-	240	1
Total(b)	691	$14,141	$10,642	$5,203	$3,708	$2,262	$462	$36,418	100%
Allowance for credit losses		$135	$270	$140	$48	$56	$13	$662	2%
December 31, 2020
Credit Quality Performance
Indicator:
In good standing	688	$13,969	$10,506	$5,144	$3,766	$2,064	$460	$35,909	99%
Restructured(a)	5	-	52	50	-	4	-	106	-
90 days or less delinquent	3	-	87	-	-	114	-	201	-
>90 days delinquent or in
process of foreclosure	4	-	67	55	-	86	-	208	1
Total(b)	700	$13,969	$10,712	$5,249	$3,766	$2,268	$460	$36,424	100%
Allowance for credit losses		$145	$267	$145	$53	$65	$10	$685	2%

(a)Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings see Note 7 to the Consolidated Financial Statements in the 2020 Annual Report.

(b) Does not reflect allowance for credit losses.

(c) Our commercial mortgage loan portfolio is current as to payments of principal and interest, for both periods presented. There were no significant amounts of nonperforming commercial mortgages (defined as those loans where payment of contractual principal or interest is more than 90 days past due) during any of the periods presented.

The following table presents credit quality performance indicators for residential mortgages by year of vintage:

March 31, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO*:
780 and greater	$111	$873	$568	$217	$357	$836	$2,962
720 - 779	74	280	163	79	111	250	957
660 - 719	2	47	37	14	30	71	201
600 - 659	-	1	3	3	2	17	26
Less than 600	-	-	1	1	2	9	13
Total residential mortgages	$187	$1,201	$772	$314	$502	$1,183	$4,159

December 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
FICO*:
780 and greater	$522	$619	$283	$469	$539	$484	$2,916
720 - 779	478	349	103	155	180	156	1,421
660 - 719	19	61	28	42	51	58	259
600 - 659	1	5	6	7	4	12	35
Less than 600	-	-	1	2	2	9	14
Total residential mortgages	$1,020	$1,034	$421	$675	$776	$719	$4,645

*Fair Isaac Corporation (FICO) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last three months.

AIG | First Quarter 2021 Form 10-Q 39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

Methodology Used to Estimate the Allowance for Credit Losses

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

The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a):

Three Months Ended March 31,	2021			2020
	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$685	$129	$814	$336	$102	$438
Initial allowance upon CECL adoption	-	-	-	311	7	318
Loans charged off	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-
Net charge-offs	-	-	-	-	-	-
Provision for (release of) loan losses	(23)	(4)	(27)	42	(11)	31
Allowance, end of period	$662	$125	$787	$689	$98	$787

(a)Does not include allowance for credit losses of $70 million and $58 million, respectively, at March 31, 2021 and 2020 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

As a result of the COVID-19 crisis, including the significant global economic slowdown, our expectations and models used to estimate the allowance for losses on commercial and residential mortgage loans have been updated to reflect the current economic environment. The full impact of COVID-19 on real estate valuations remains uncertain and we will continue to review our valuations as further information becomes available.

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

40 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

In response to the COVID-19 pandemic, there was an increase in the volume of loan modifications in our commercial mortgage, residential mortgage and leveraged loan portfolios in 2020. The COVID-19 related modifications were primarily in the form of short term payment deferrals (one to six months). Short-term payment deferrals are not considered a concession and therefore these modifications are not considered a TDR. As of March 31, 2021, the number of loans in deferral or in the process of being modified are returning to pre-COVID-19 levels.

During the three-month periods ended March 31, 2021 and 2020, loans with a carrying value of $46 million and $25 million, respectively, were modified in TDRs.

7. Reinsurance

Sale of Fortitude Holdings

On June 2, 2020, we completed the Majority Interest Fortitude Sale. AIG established Fortitude Re, a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Run-Off operations. As of March 31, 2021, approximately $30.3 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $4.0 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Run-Off operations.

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

There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$33,280	$33,280	$36,047	$36,047	Fair value through other comprehensive income
Fixed maturity securities - fair value option	185	185	200	200	Fair value through net investment income
Commercial mortgage loans	3,713	3,957	3,679	4,010	Amortized cost
Real estate investments	326	559	358	585	Amortized cost
Private equity funds / hedge funds	1,216	1,216	1,168	1,168	Fair value through net investment income
Policy loans	404	404	413	413	Amortized cost
Short-term Investments	48	48	34	34	Fair value through net investment income
Funds withheld investment assets	39,172	39,649	41,899	42,457
Derivative assets, net(b)	-	-	(1)	(1)	Fair value through realized capital gains (losses)
Other(c)	532	532	604	604	Amortized cost
Total	$39,704	$40,181	$42,502	$43,060

(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $(2.9) billion ($(2.3) billion after-tax) for the three months ended March 31, 2021.

(b) The derivative assets and liabilities have been presented net of collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $287 million and $12 million, respectively, as of March 31, 2021. The derivative assets supporting the Fortitude Re funds withheld arrangements had a fair market value of $357 million as of December 31, 2020. These derivative assets and liabilities are fully collateralized.

(c) Primarily comprised of Cash and Accrued investment income.

AIG | First Quarter 2021 Form 10-Q 41

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

The impact of the funds withheld arrangements with Fortitude Re was as follows:

Three Months Ended
(in millions)	March 31, 2021
Net underwriting income	$-
Net investment income - Fortitude Re funds withheld assets	486
Net realized capital gains on Fortitude Re funds withheld assets:
Net realized capital gains - Fortitude Re funds withheld assets	173
Net realized capital gains - Fortitude Re embedded derivatives	2,382
Net realized capital gains on Fortitude Re funds withheld assets	2,555
Income from continuing operations before income tax benefit	3,041
Income tax expense(a)	639
Net income	2,402
Change in unrealized appreciation of all other investments(a)	(2,340)
Comprehensive income	$62

(a)The income tax expense (benefit) and the tax impact in AOCI was computed using AIG’s U.S. statutory tax rate of 21 percent.

Various assets supporting the Fortitude Re funds withheld arrangements are reported at amortized cost, and as such, changes in the fair value of these assets are not reflected in the financial statements. However, changes in the fair value of these assets are included in the embedded derivative in the Fortitude Re funds withheld arrangements and the appreciation of these assets is the primary driver of the comprehensive income reflected above.

Reinsurance – Credit Losses

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

The total reinsurance recoverables as of March 31, 2021 were $78.2 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 93 percent of the reinsurance recoverables were investment grade, of which 52 percent related to General Insurance and 41 percent related to Life and Retirement; (ii) approximately 6 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance; (iii) less than one percent of the non-investment grade reinsurance recoverables related to Life and Retirement and (iv) approximately one percent of the reinsurance recoverables related to entities that were not rated by AIG.

As of March 31, 2021, approximately 73 percent of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.

42 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

Reinsurance Recoverable Allowance

The following table presents a rollforward of the reinsurance recoverable allowance:

Three Months Ended March 31,	2021			2020
	General	Life and		General	Life and
(in millions)	Insurance	Retirement	Total	Insurance	Retirement	Total
Balance, beginning of year	$292	$83	$375	$111	$40	$151
Initial allowance upon CECL adoption	-	-	-	202	22	224
Current period provision for expected credit losses and disputes	1	4	5	(4)	2	(2)
Write-offs charged against the allowance for credit losses and disputes	(4)	-	(4)	(3)	(4)	(7)
Other changes	2	-	2	(4)	-	(4)
Balance, end of period	$291	$87	$378	$302	$60	$362

There were no material recoveries of credit losses previously written off for the three-month period ended March 31, 2021. There were no recoveries of credit losses previously written off for the three-month period ended March 31, 2020.

Past-Due Status

We consider a reinsurance asset to be past due when it is 90 days past due. The allowance for credit losses is estimated excluding disputed amounts. An allowance for disputes is established using the losses incurred method for contingencies. Past due balances on claims that are not in dispute were not material for any of the periods presented.

8. Variable Interest Entities

We enter into various arrangements with variable interest entities (VIEs) in the normal course of business and consolidate the VIEs when we determine we are the primary beneficiary. This analysis includes a review of the VIE’s capital structure, related contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued and our involvement with the entity. When assessing the need to consolidate a VIE, we evaluate the design of the VIE as well as the related risks to which the entity was designed to expose the variable interest holders.

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

AIG | First Quarter 2021 Form 10-Q 43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Variable Interest Entities

Balance Sheet Classification and Exposure to Loss

Creditors or beneficial interest holders of VIEs for which AIG is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to AIG, except in limited circumstances when AIG has provided a guarantee to the VIE’s interest holders. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the Condensed Consolidated Balance Sheets:

	Real Estate and		Affordable
	Investment	Securitization	Housing
(in millions)	Entities(d)	Vehicles(e)	Partnerships	Other	Total
March 31, 2021
Assets:
Bonds available for sale	$-	$5,728	$-	$-	$5,728
Other bond securities	-	2,226	-	-	2,226
Equity securities	558	-	-	-	558
Mortgage and other loans receivable	-	2,422	-	-	2,422
Other invested assets
Alternative investments(a)	2,860	-	-	-	2,860
Investment real estate	3,304	-	3,879	-	7,183
Short-term investments	174	1,071	-	20	1,265
Cash	129	-	249	-	378
Accrued investment income	-	33	-	-	33
Other assets	129	41	260	-	430
Other	26	-	-	2	28
Total assets(b)	$7,180	$11,521	$4,388	$22	$23,111
Liabilities:
Debt of consolidated investment entities	$2,529	$3,548	$2,515	$-	$8,592
Other(c)	169	397	198	9	773
Total liabilities	$2,698	$3,945	$2,713	$9	$9,365
December 31, 2020
Assets:
Bonds available for sale	$-	$6,089	$-	$-	$6,089
Other bond securities	-	2,367	-	-	2,367
Equity securities	507	-	-	-	507
Mortgage and other loans receivable	-	3,135	-	-	3,135
Other invested assets
Alternative investments(a)	2,689	-	-	-	2,689
Investment real estate	3,378	-	3,558	-	6,936
Short-term investments	365	1,534	-	27	1,926
Cash	129	-	203	-	332
Accrued investment income	-	38	-	-	38
Other assets	166	120	243	-	529
Other	3	-	-	2	5
Total assets(b)	$7,237	$13,283	$4,004	$29	$24,553
Liabilities:
Debt of consolidated investment entities	$2,559	$3,961	$2,287	$2	$8,809
Other(c)	180	187	187	10	564
Total liabilities	$2,739	$4,148	$2,474	$12	$9,373

(a)Comprised primarily of investments in real estate joint ventures at March 31, 2021 and December 31, 2020.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c) Comprised primarily of Other liabilities at March 31, 2021 and December 31, 2020.

(d) At March 31, 2021 and December 31, 2020, off-balance sheet exposure primarily consisting of our insurance companies’ commitments to real estate and investment entities were $2.2 billion and $2.4 billion, respectively, of which commitments to external parties were $0.6 billion and $0.7 billion, respectively.

(e) At March 31, 2021 and December 31, 2020, AIG had contributed total assets of $10.8 billion and $12.5 billion, respectively, into consolidated securitization vehicles.

44 AIG | First Quarter 2021 Form 10-Q

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

Under the terms of six transactions entered into between 2012 and 2014 securitizing portfolios of certain debt securities previously owned by AIG and its affiliates, an indirectly wholly-owned subsidiary of AIG is obligated to make certain capital contributions to such a securitization VIE in the event that the VIE is unable to redeem any rated notes it has in issue on the relevant redemption date. AIG has provided a guarantee to the six securitization VIEs of the obligations of its indirectly wholly-owned subsidiary to make such capital contributions when due. During the first quarter of 2021, we terminated two of these transactions. There were no amounts paid related to the guarantees provided. The termination of these two transactions resulted in a reduction of debt of consolidated investments entities of $50 million. At March 31, 2021, in aggregate, $125 million of rated notes issued by the four remaining VIEs were outstanding and held by investors other than AIG and its consolidated affiliates.

For additional information on subsequent terminations of such transactions see Note 16 to the Condensed Consolidated Financial Statements.

SunAmerica Affordable Housing Partners, Inc. (SAAHP) provides a Base Internal Rate of Return (Base IRR) guarantee to its third party investors, so that on a specified date if the investor has not received distributions of cash and allocations of certain tax benefits required to achieve their Base IRR as provided for in the partnership agreement, SAAHP shall distribute cash to effectively generate the Base IRR to the investor. In addition, SAAHP has from time to time guaranteed certain debt issued by third parties related to its business activities. As of March 31, 2021, the off-balance sheet amount of that guarantee was approximately $1 million.

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance	Off-Balance
(in millions)	Assets	Sheet(b)	Sheet		Total
March 31, 2021
Real estate and investment entities(a)	$335,307	$6,482	$3,378	(c)	$9,860
Affordable housing partnerships	2,429	300	1		301
Other	1,726	203	528	(d)	731
Total	$339,462	$6,985	$3,907		$10,892
December 31, 2020
Real estate and investment entities(a)	$321,716	$6,420	$3,273	(c)	$9,693
Affordable housing partnerships	2,801	368	4		372
Other	1,733	195	546	(d)	741
Total	$326,250	$6,983	$3,823		$10,806

(a)Comprised primarily of hedge funds and private equity funds.

(b)At March 31, 2021 and December 31, 2020, $6.8 billion and $6.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

(c) These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.

(d) These amounts represent our estimate of the maximum exposure to loss under certain insurance policies issued to VIEs if a hypothetical loss occurred to the extent of the full amount of the insured value. Our insurance policies cover defined risks and our estimate of liability is included in our insurance reserves on the balance sheet.

For additional information on VIEs see Note 10 to the Consolidated Financial Statements in the 2020 Annual Report.

AIG | First Quarter 2021 Form 10-Q 45

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

In addition to hedging activities, we also enter into derivative contracts with respect to investment operations, which may include, among other things, credit default swaps (CDSs), total return swaps and purchases of investments with embedded derivatives, such as equity-linked notes and convertible bonds.

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	March 31, 2021				December 31, 2020
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$877	$16	$295	$6	$815	$16	$356	$11
Foreign exchange contracts	6,232	380	4,135	293	3,468	256	7,424	379
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	49,790	3,608	47,401	4,898	62,259	4,621	48,732	4,425
Foreign exchange contracts	13,476	689	7,258	561	9,518	766	12,860	711
Equity contracts	23,163	580	7,830	85	22,924	1,130	7,076	223
Credit contracts(b)	4,796	1	958	65	5,797	2	969	67
Other contracts(c)	43,030	13	55	4	43,441	14	54	6
Total derivatives, gross	$141,364	$5,287	$67,932	$5,912	$148,222	$6,805	$77,471	$5,822
Counterparty netting(d)		(3,080)		(3,080)		(3,812)		(3,812)
Cash collateral(e)		(1,314)		(2,129)		(2,219)		(1,441)
Total derivatives on Condensed
Consolidated Balance Sheets(f)		$893		$703		$774		$569

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) As of March 31, 2021 and December 31, 2020, included CDSs on super senior multi-sector CDOs with a net notional amount of $125 million and $137 million (fair value liability of $44 million and $44 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio.

(c) Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e) Represents cash collateral posted and received that is eligible for netting.

(f) Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both March 31, 2021 and December 31, 2020. Fair value of liabilities related to bifurcated embedded derivatives was $11.1 billion and $15.8 billion, respectively, at March 31, 2021 and December 31, 2020. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information see Note 7 to the Condensed Consolidated Financial Statements.

46 AIG | First Quarter 2021 Form 10-Q

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

Collateral posted by us to third parties for derivative transactions was $3.6 billion at March 31, 2021 and $3.0 billion at December 31, 2020. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $1.7 billion and $2.3 billion at March 31, 2021 and December 31, 2020, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three-month periods ended March 31, 2021 and 2020, we recognized gains of $101 million and $99 million, respectively, included in Change in foreign currency translation adjustments in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

AIG | First Quarter 2021 Form 10-Q 47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in earnings on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income:

	Gains/(Losses) Recognized in Earnings for:
	Hedging	Excluded	Hedged
(in millions)	Derivatives(a)	Components(b)	Items	Net Impact
Three Months Ended March 31, 2021
Interest rate contracts:
Interest credited to policyholder account balances	$(4)	$-	$6	$2
Net investment income (loss)	8	-	(7)	1
Foreign exchange contracts:
Realized capital gains/(losses)	32	(29)	(32)	(29)
Three Months Ended March 31, 2020
Interest rate contracts:
Interest credited to policyholder account balances	$17	$-	$(17)	$-
Net investment income (loss)	(3)	-	3	-
Foreign exchange contracts:
Realized capital gains/(losses)	305	281	(305)	281

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

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income:

	Gains (Losses)
Three Months Ended March 31,	Recognized in Earnings
(in millions)	2021	2020
By Derivative Type:
Interest rate contracts	$(1,545)	$2,573
Foreign exchange contracts	(87)	1,025
Equity contracts	(519)	1,103
Credit contracts	(5)	122
Other contracts	15	10
Embedded derivatives	4,839	(1,052)
Total	$2,698	$3,781
By Classification:
Policy fees	$15	$15
Net investment income	(12)	(2)
Net realized capital gains - excluding Fortitude Re funds withheld assets	440	3,752
Net realized capital gains on Fortitude Re funds withheld assets	2,265	-
Policyholder benefits and claims incurred	(10)	16
Total	$2,698	$3,781

CREDIT RISK-RELATED CONTINGENT FEATURES

We estimate that at March 31, 2021, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $40 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $216 million and $257 million at March 31, 2021 and December 31, 2020, respectively. The aggregate fair value of assets posted as collateral under these contracts at March 31, 2021 and December 31, 2020, was approximately $256 million and $306 million, respectively.

48 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

Hybrid Securities with Embedded Credit Derivatives

We invest in hybrid securities (such as credit-linked notes) with the intent of generating income and not specifically to acquire exposure to embedded derivative risk. As is the case with our other investments in RMBS, CMBS, CDOs and ABS, our investments in these hybrid securities are exposed to losses only up to the amount of our initial investment in the hybrid security. Other than our initial investment in the hybrid securities, we have no further obligation to make payments on the embedded credit derivatives in the related hybrid securities.

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $2.3 billion and $2.4 billion at March 31, 2021 and December 31, 2020, respectively. These securities have par amounts of $4.9 billion and $5.0 billion at March 31, 2021 and December 31, 2020, respectively, and have remaining stated maturity dates that extend to 2052.

10. Insurance Liabilities

Liability for Unpaid Losses and Loss Adjustment Expenses (Loss Reserves)

Loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and loss adjustment expenses, less applicable discount. We regularly review and update the methods used to determine loss reserve estimates. Any adjustments resulting from this review are reflected currently in pre-tax income, except to the extent such adjustment impacts a deferred gain under a retroactive reinsurance agreement, in which case the ceded portion would be amortized into pre-tax income in subsequent periods. Because these estimates are subject to the outcome of future events, changes in estimates are common given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Given the uncertainties around the impact from the COVID-19 crisis, including the significant global economic slowdown, the full impact of COVID-19 and how it may ultimately impact the results of our insurance operations remains uncertain. In addition, in response to the crisis, new governmental, legislative and regulatory initiatives have been put in place and continue to be developed that could result in additional restrictions and requirements relating to our policies that may have a negative impact on our business operations. However, we have recorded our estimate of the ultimate liability for claims that have occurred as of the balance sheet date associated with COVID-19 which reflects our expectations given the current facts and circumstances. We will continue to monitor and review the impact. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.5 billion and $12.6 billion at March 31, 2021 and December 31, 2020, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At both March 31, 2021 and December 31, 2020, we held collateral of approximately $9.2 billion, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both March 31, 2021 and December 31, 2020.

AIG | First Quarter 2021 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following table presents the rollforward of activity in Loss Reserves:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Liability for unpaid loss and loss adjustment expenses, beginning of period	$77,720	$78,328
Reinsurance recoverable	(34,431)	(31,069)
Initial allowance upon CECL adoption	-	164
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	43,289	47,423
Losses and loss adjustment expenses incurred:
Current year	3,925	4,111
Prior years, excluding discount and amortization of deferred gain	16	(1)
Prior years, discount charge (benefit)	(18)	76
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(72)	(75)
Total losses and loss adjustment expenses incurred	3,851	4,111
Losses and loss adjustment expenses paid:
Current year	(328)	(342)
Prior years	(3,584)	(4,351)
Total losses and loss adjustment expenses paid	(3,912)	(4,693)
Other changes:
Foreign exchange effect	244	(230)
Allowance for credit losses	-	-
Retroactive reinsurance adjustment (net of discount)(b)	89	22
Total other changes	333	(208)
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	43,561	46,633
Reinsurance recoverable	35,271	31,114
Total	$78,832	$77,747

(a)Includes $17 million and $8 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three-month periods ended March 31, 2021 and 2020, respectively.

(b)Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $39 million and $72 million for the three-month periods ended March 31, 2021 and 2020, respectively.

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

50 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

Discounting of Loss Reserves

At March 31, 2021 and December 31, 2020, the loss reserves reflect a net loss reserve discount of $796 million and $725 million, respectively, including tabular and non-tabular calculations based upon the following assumptions:

The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York, Pennsylvania and Delaware, and follows the statutory regulations (prescribed or permitted) for each state.

For New York companies, the discount is based on a 5 percent interest rate and the companies’ own payout patterns. The Pennsylvania and Delaware regulators approved use of a consistent discount rate (U.S. Treasury rate plus a liquidity premium) to all of our workers’ compensation reserves in our Pennsylvania domiciled and Delaware domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers compensation portfolios. In 2020, the regulators also approved that the discount rate will be updated on an annual basis.

The tabular workers’ compensation discount is calculated based on the mortality rate used in the 2007 U.S. Life table and interest rates prescribed or permitted by each state (i.e. New York is based on 5 percent interest rate and Pennsylvania and Delaware are based on U.S. Treasury plus liquidity rate).

The discount for asbestos reserves has been fully accreted.

At March 31, 2021 and December 31, 2020, the discount consists of $311 million and $285 million of tabular discount, respectively, and $485 million and $440 million of non-tabular discount for workers’ compensation, respectively. During the three-month periods ended March 31, 2021 and 2020, the benefit / (charge) from changes in discount of $32 million and $(56) million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income.

The following table presents the components of the loss reserve discount discussed above:

	March 31, 2021			December 31, 2020
	North			North
	America	Other		America	Other
	Commercial	Operations		Commercial	Operations
(in millions)	Insurance	Run-Off(b)	Total	Insurance	Run-Off(b)	Total
U.S. workers' compensation	$1,668	$-	$1,668	$1,636	$-	$1,636
Retroactive reinsurance	(872)	-	(872)	(911)	-	(911)
Total reserve discount(a)	$796	$-	$796	$725	$-	$725

(a)Excludes $158 million and $151 million of discount related to certain long tail liabilities in the UK at March 31, 2021 and December 31, 2020, respectively.

(b)Excludes $513 million and $493 million, respectively, of discount which was 100 percent ceded to Fortitude Re at March 31, 2021 and December 31, 2020. On June 2, 2020, we completed the Majority Interest Fortitude Sale. For additional information see Note 1 to the Condensed Consolidated Financial Statements.

The following table presents the net loss reserve discount benefit (charge):

Three Months Ended March 31,	2021			2020
	North			North
	America	Other		America	Other
	Commercial	Operations		Commercial	Operations
(in millions)	Insurance	Run-Off	Total	Insurance	Run-Off	Total
Current accident year	$14	$-	$14	$20	$-	$20
Accretion and other adjustments to prior year discount	18	-	18	(67)	(9)	(76)
Effect of interest rate changes	-	-	-	-	-	-
Net reserve discount benefit (charge)	32	-	32	(47)	(9)	(56)
Change in discount on loss reserves ceded under
retroactive reinsurance	39	-	39	72	-	72
Net change in total reserve discount*	$71	$-	$71	$25	$(9)	$16

*Excludes $7 million and $(2) million discount related to certain long tail liabilities in the UK for the three-month periods ended March 31, 2021 and 2020, respectively.

AIG | First Quarter 2021 Form 10-Q 51

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

Additionally, from time to time, various regulatory and governmental agencies review the transactions and practices of AIG and our subsidiaries in connection with industry-wide and other inquiries or examinations into, among other matters, the business practices of current and former operating insurance subsidiaries. Such investigations, inquiries or examinations could develop into administrative, civil or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution or alterations in our business practices, and could result in additional expenses, limitations on certain business activities and reputational damage.

Tax Litigation

We were party to tax litigation before the Southern District of New York (Southern District), which was dismissed by the Southern District in October 2020 based upon the settlement reached between AIG and the government. For additional information see Note 15 to the Condensed Consolidated Financial Statements.

52 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Contingencies, Commitments and Guarantees

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $6.7 billion at March 31, 2021.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and related subsidiaries (collectively AIGFP) and of AIG Markets, Inc. arising from transactions entered into by AIG Markets, Inc.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at March 31, 2021 was $75 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

We are unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, we believe the likelihood that we will have to make any material payments related to completed sales under these arrangements is remote, and no material liabilities related to these arrangements have been recorded in the Condensed Consolidated Balance Sheets.

For additional discussion on the Fortitude Re transaction, see Note 1 to the Condensed Consolidated Financial Statements.

Other

• For additional discussion on commitments and guarantees associated with VIEs, see Note 8 to the Condensed Consolidated Financial Statements.

• For additional disclosures about derivatives, see Note 9 to the Condensed Consolidated Financial Statements.

AIG | First Quarter 2021 Form 10-Q 53

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

The following table presents declaration date, record date, payment date and dividends paid per preferred share and per depository share on the Series A Preferred Stock in the three months ended March 31, 2021 and 2020:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
February 16, 2021	February 26, 2021	March 15, 2021	$365.625	$0.365625
February 12, 2020	February 28, 2020	March 16, 2020	$365.625	$0.365625

Common Stock

The following table presents a rollforward of outstanding shares:

Three Months Ended March 31, 2021	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Shares, beginning of year	1,906,671,492	(1,045,113,443)	861,558,049
Shares issued	-	5,857,575	5,857,575
Shares repurchased	-	(8,032,171)	(8,032,171)
Shares, end of period	1,906,671,492	(1,047,288,039)	859,383,453

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

The following table presents declaration date, record date, payment date and dividends paid per common share on AIG Common Stock in the three months ended March 31, 2021 and 2020:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Common Share
February 16, 2021	March 16, 2021	March 30, 2021	0.32
February 12, 2020	March 16, 2020	March 30, 2020	0.32

For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries see Note 19 to the Consolidated Financial Statements in the 2020 Annual Report.

54 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock:

Three Months Ended March 31,
(in millions)	2021	2020
Aggregate repurchases of common stock	$362	$500
Total number of common shares repurchased	8	12
Aggregate repurchases of warrants	$-	$-
Total number of warrants repurchased	-	-

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock and warrants to purchase shares of AIG Common Stock through a series of actions. On February 13, 2019, our Board of Directors authorized an additional increase of approximately $1.5 billion to its previous share repurchase authorization. As of March 31, 2021, approximately $1.1 billion remained under our share repurchase authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise (including through the purchase of warrants). Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. Our warrants to purchase shares of AIG Common Stock expired on January 19, 2021.

In February 2020, we executed an accelerated stock repurchase (ASR) agreement with a third-party financial institution. The total number of shares of AIG Common Stock repurchased in the three months ended March 31, 2020, and the aggregate purchase price of those shares, reflect our payment of $500 million in the aggregate under the ASR agreement and the receipt of approximately 12 million shares of AIG Common Stock in the aggregate. During the first quarter of 2021, we repurchased approximately 8 million shares of AIG Common Stock for an aggregate purchase price of approximately $362 million pursuant to Exchange Act Rule 10b5-1 repurchase plans. Approximately $92 million of these share repurchases were funded with proceeds received from warrant exercises that occurred prior to the expiration of warrants to purchase shares of AIG Common Stock on January 19, 2021.

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

AIG | First Quarter 2021 Form 10-Q 55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

Accumulated Other Comprehensive INCOME (LOSS)

The following table presents a rollforward of Accumulated other comprehensive income (loss):

					Fair Value of
	Unrealized Appreciation	Unrealized			Liabilities Under
	(Depreciation) of Fixed	Appreciation	Foreign	Retirement	Fair Value Option
	Maturity Securities on	(Depreciation)	Currency	Plan	Attributable to
	Which Allowance for	of All Other	Translation	Liabilities	Changes in
(in millions)	Credit Losses Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, December 31, 2020, net of tax	$(95)	$17,093	$(2,267)	$(1,228)	$8	$13,511
Change in unrealized appreciation (depreciation)
of investments	41	(11,690)	-	-	-	(11,649)
Change in deferred policy acquisition costs
adjustment and other	(2)	1,393	-	-	-	1,391
Change in future policy benefits	-	1,145	-	-	-	1,145
Change in foreign currency translation adjustments	-	-	170	-	-	170
Change in net actuarial gain	-	-	-	(1)	-	(1)
Change in prior service cost	-	-	-	2	-	2
Change in deferred tax asset (liability)	(6)	1,953	(45)	(4)	-	1,898
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(1)	(1)
Total other comprehensive income (loss)	33	(7,199)	125	(3)	(1)	(7,045)
Noncontrolling interests	-	-	-	-	-	-
Balance, March 31, 2021, net of tax	$(62)	$9,894	$(2,142)	$(1,231)	$7	$6,466

					Fair Value of
	Unrealized Appreciation	Unrealized			Liabilities Under
	(Depreciation) of Fixed	Appreciation	Foreign	Retirement	Fair Value Option
	Maturity Securities on	(Depreciation)	Currency	Plan	Attributable to
	Which Allowance for	of All Other	Translation	Liabilities	Changes in
(in millions)	Credit Losses Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, December 31, 2019, net of tax	$-	$8,722	$(2,625)	$(1,122)	$7	$4,982
Change in unrealized depreciation of investments	(484)	(9,971)	-	-	-	(10,455)
Change in deferred policy acquisition costs
adjustment and other(a)	30	1,377	-	-	-	1,407
Change in future policy benefits	-	1,672	-	-	-	1,672
Change in foreign currency translation adjustments	-	-	(69)	-	-	(69)
Change in net actuarial loss	-	-	-	4	-	4
Change in prior service credit	-	-	-	(1)	-	(1)
Change in deferred tax asset (liability)	95	1,380	(16)	(10)	-	1,449
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	3	3
Total other comprehensive loss	(359)	(5,542)	(85)	(7)	3	(5,990)
Noncontrolling interests	-	(10)	(4)	-	-	(14)
Balance, March 31, 2020, net of tax	$(359)	$3,190	$(2,706)	$(1,129)	$10	$(994)

(a) Includes net unrealized gains and losses attributable to businesses held for sale at March 31, 2020.
56 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the three-month periods ended March 31, 2021 and 2020, respectively:

					Fair Value of
	Unrealized Appreciation	Unrealized			Liabilities Under
	(Depreciation) of Fixed	Appreciation	Foreign	Retirement	Fair Value Option
	Maturity Securities on	(Depreciation)	Currency	Plan	Attributable to
	Which Allowance for	of All Other	Translation	Liabilities	Changes in
(in millions)	Credit Losses Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
March 31, 2021
Unrealized change arising during period	$37	$(8,761)	$170	$(11)	$(1)	$(8,566)
Less: Reclassification adjustments
included in net income	(2)	391	-	(12)	-	377
Total other comprehensive income (loss),
before income tax expense (benefit)	39	(9,152)	170	1	(1)	(8,943)
Less: Income tax expense (benefit)	6	(1,953)	45	4	-	(1,898)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$33	$(7,199)	$125	$(3)	$(1)	$(7,045)

					Fair Value of
	Unrealized Appreciation	Unrealized			Liabilities Under
	(Depreciation) of Fixed	Appreciation	Foreign	Retirement	Fair Value Option
	Maturity Securities on	(Depreciation)	Currency	Plan	Attributable to
	Which Allowance for	of All Other	Translation	Liabilities	Changes in
(in millions)	Credit Losses Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
March 31, 2020
Unrealized change arising during period	$(454)	$(6,708)	$(69)	$(7)	$3	$(7,235)
Less: Reclassification adjustments
included in net income	-	214	-	(10)	-	204
Total other comprehensive income (loss),
before income tax expense (benefit)	(454)	(6,922)	(69)	3	3	(7,439)
Less: Income tax expense (benefit)	(95)	(1,380)	16	10	-	(1,449)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(359)	$(5,542)	$(85)	$(7)	$3	$(5,990)

The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income:

	Amount Reclassified
	from AOCI		Affected Line Item in the
	Three Months Ended March 31,		Condensed Consolidated
(in millions)	2021	2020	Statements of Income
Unrealized appreciation (depreciation) of fixed
maturity securities on which allowance
for credit losses was taken
Investments	$(2)	$-	Other realized capital gains
Total	(2)	-
Unrealized appreciation (depreciation) of
all other investments
Investments	391	214	Other realized capital gains
Total	391	214
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	-	*
Actuarial losses	(11)	(10)	*
Total	(12)	(10)
Total reclassifications for the period	$377	$204

*These AOCI components are included in the computation of net periodic pension cost. For additional information see Note 14 to the Condensed Consolidated Financial Statements.

AIG | First Quarter 2021 Form 10-Q 57

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

The following table presents the computation of basic and diluted EPS:

Three Months Ended March 31,
(dollars in millions, except per common share data)	2021	2020
Numerator for EPS:
Income from continuing operations	$3,930	$1,654
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	54	(95)
Less: Preferred stock dividends	7	7
Income attributable to AIG common shareholders from continuing operations	3,869	1,742
Income from discontinued operations, net of income tax expense	-	-
Net income attributable to AIG common shareholders	$3,869	$1,742
Denominator for EPS:
Weighted average common shares outstanding - basic	868,105,069	874,213,630
Dilutive common shares	8,164,855	4,652,583
Weighted average common shares outstanding - diluted(a)	876,269,924	878,866,213
Income per common share attributable to AIG common shareholders:
Basic:
Income from continuing operations	$4.45	$1.99
Income from discontinued operations	$-	$-
Income attributable to AIG common shareholders	$4.45	$1.99
Diluted:
Income from continuing operations	$4.41	$1.98
Income from discontinued operations	$-	$-
Income attributable to AIG common shareholders	$4.41	$1.98

(a)Dilutive common shares include our share-based employee compensation plans and a weighted average portion of the 10-year warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011, which expired in January 2021. The number of common shares excluded from diluted shares outstanding was 9.2 million and 67.2 million for the three-month periods ended March 31, 2021 and 2020, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

For information about our repurchases of AIG Common Stock see Note 12 to the Condensed Consolidated Financial Statements.

58 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Employee Benefits

14. Employee Benefits

We sponsor various defined benefit plans for eligible employees and retirees in the U.S. and certain non-U.S. countries.

The following table presents the components of net periodic benefit cost (credit) with respect to pension benefits:

	Pension
	U.S.	Non-U.S.
(in millions)	Plans	Plans	Total
Three Months Ended March 31, 2021
Components of net periodic benefit cost:
Service cost	$1	$5	$6
Interest cost	22	3	25
Expected return on assets	(61)	(6)	(67)
Amortization of prior service cost	-	1	1
Amortization of net loss	9	2	11
Net periodic benefit cost (credit)	$(29)	$5	$(24)
Three Months Ended March 31, 2020
Components of net periodic benefit cost:
Service cost	$1	$5	$6
Interest cost	34	3	37
Expected return on assets	(60)	(5)	(65)
Amortization of net loss	8	2	10
Net periodic benefit cost (credit)	$(17)	$5	$(12)

The service cost for our U.S. defined benefit plans only reflects administrative fees as the plans are frozen and no longer accrue benefits. We recognized net expense of $2 million for our U.S. and non-U.S. postretirement benefit plans for both three-month periods ended March 31, 2021 and 2020.

AIG | First Quarter 2021 Form 10-Q 59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

15. Income Taxes

U.S. Tax law changes

On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. While the U.S. tax authorities issued formal guidance, including recently issued regulations for BEAT and other provisions of the Tax Act, there are still certain aspects of the Tax Act that remain unclear and subject to substantial uncertainties. Additional guidance is expected in future periods. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

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

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in uncertain tax positions and realizability of deferred tax assets, and are recorded in the period in which the change occurs. While certain impacts of the Tax Act are included in our annual effective tax rate, we continue to refine our calculations as additional information becomes available, which may result in changes to the estimated annual effective tax rate. As of March 31, 2021, the annual effective tax rate includes the tax effects of actual and projected COVID-19 related losses and market developments.

Interim Tax Expense (Benefit)

For the three-month period ended March 31, 2021, the effective tax rate on income from continuing operations was 16.9 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with the release of reserves for uncertain tax positions, penalties and interest related to the recent completion of audit activity by the IRS, tax exempt income, and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. These tax benefits were partially offset by tax charges associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, the effect of foreign operations, excess tax charges related to share based compensation payments recorded through the income statement, state and local income taxes, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the three-month period ended March 31, 2020, the effective tax rate on income from continuing operations was 35.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, accrual of interest associated with IRS and other tax authority matters, the effect of foreign operations, state and local income taxes, excess tax charges related to share based compensation payments recorded through the income statement, and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

60 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

For the three-month period ended March 31, 2021, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested. Given the uncertainties around the impact from the COVID-19 crisis, including the significant global economic slowdown, we continue to monitor and review its impact on our reinvestment considerations, including regulatory oversight in the relevant jurisdictions.

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

Recent events, including the impact of the recent completion of audit activity by the IRS, the COVID-19 crisis, changes in target interest rates by the Board of Governors of the Federal Reserve System, and significant market volatility, continue to impact actual and projected results of our business operations as well as our views on potential effectiveness of certain prudent and feasible tax planning strategies. In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the net operating losses and foreign tax credit carryforwards, we have considered forecasts of future income for each of our businesses, including assumptions about future macro-economic and AIG-specific conditions and events, and any impact these conditions and events may have on our prudent and feasible tax planning strategies. We also subjected the forecasts to a variety of stresses of key assumptions and evaluated the effect on tax attribute utilization.

The carryforward periods of our foreign tax credit carryforwards range from tax years 2021 through 2023. Carryforward periods for our net operating losses extend from 2028 forward. However, utilization of a portion of our net operating losses is limited under separate return limitation year rules. The recent completion of audit activity by the IRS and subsequent release of certain reserves for uncertain tax positions resulted in an initial recognition of additional net operating loss and foreign tax credit carryforwards arising in prior years. Taking into account this initial recognition of additional carryforwards as well as other first quarter 2021 events and our analysis of their potential impact on utilization of our tax attributes, we recorded an increase of $700 million in valuation allowance related to a portion of our net operating loss carryforwards that are no longer more-likely-than-not to be realized.

To the extent that the valuation allowance is attributed to changes in forecast of current year taxable income, the impact is included in our estimated annualized effective tax rate. The valuation allowance related to changes in forecasts of income in future periods as well as other items not related to the current year was recorded discretely in the three-month period ended March 31, 2021.

As of March 31, 2021, we have recorded valuation allowance of $850 million related to a portion of our foreign tax credit and net operating loss carryforwards that are no longer more-likely-than-not to be realized.

AIG | First Quarter 2021 Form 10-Q 61

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

For the three-month period ended March 31, 2021, recent changes in market conditions, including the COVID-19 crisis and interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance companies’ available for sale securities portfolio, resulting in a reduction in the deferred tax liability related to net unrealized tax capital gains. As of March 31, 2021, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. Life Insurance companies’ available for sale securities portfolio.

For the three-month period ended March 31, 2021, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. non-life companies’ available for sale securities portfolio, resulting in a reduction to the deferred tax liability related to net unrealized tax capital gains. As of March 31, 2021, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. non-life companies’ available for sale securities portfolio.

For the three-month period ended March 31, 2021, we recognized a net increase (decrease) of $(14) million, in deferred tax asset valuation allowance associated with certain foreign and state jurisdictions, primarily attributable to current year activity.

Tax Examinations and Litigation

We file a consolidated U.S. federal income tax return with our eligible U.S. subsidiaries. Income earned by subsidiaries operating outside the U.S. is taxed, and income tax expense is recorded, based on applicable U.S. and foreign laws.

We are currently under examination by the IRS for the tax years 2011 through 2013.

In September 2020, we received the IRS Revenue Agent Report containing agreed and disagreed issues for the audit of tax years 2007-2010. In October 2020, we filed a protest of the disagreed issues with the IRS Independent Office of Appeals (IRS Appeals). In March 2021, the IRS audit team issued their rebuttal to the protest of disagreed issues to IRS Appeals. We have also received notification that the disagreed issues were accepted for review by IRS Appeals.

In 2009, after paying amounts due on a statutory notice of deficiency related to the disallowance of foreign tax credits associated with cross border financing transactions, we filed a refund lawsuit in the Southern District of New York (Southern District) with respect to tax year 1997. In January 2018, the parties reached non-binding agreements in principle on issues presented in the dispute with respect to other relevant tax years. In 2019, we agreed with the IRS to execute an agreement for the tax years at issue in which AIG would waive restrictions on the assessment of additional tax related to the settlement of the underlying issues in those tax years. The litigation was stayed pending the outcome of the review process. During the fourth quarter of 2020, the parties concluded the review process and executed a binding settlement agreement with respect to the underlying issues. On October 22, 2020, the Southern District dismissed the case based upon the settlement reached between AIG and the government. The parties continue to review the related interest calculations based on the settlement agreement, which will become due upon the IRS’ issuance of a Notice and Demand for Payment.

Accounting for Uncertainty in Income Taxes

At March 31, 2021 and December 31, 2020, our unrecognized tax benefits, excluding interest and penalties, were $1.2 billion and $2.3 billion, respectively. At March 31, 2021 and December 31, 2020, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $20 million and $44 million, respectively. Accordingly, at March 31, 2021 and December 31, 2020, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.1 billion and $2.3 billion, respectively. The decrease in the first quarter of 2021 is primarily attributable to the recent completion of audit activity by the IRS.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At March 31, 2021 and December 31, 2020, we had accrued liabilities of $103 million and $286 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the three-month periods ended March 31, 2021 and 2020, we accrued expense (benefit) of ($183) million and $49 million, respectively, for the payment of interest and penalties. The activity in the first quarter of 2021 is primarily related to the recent completion of audit activity by the IRS.

62 AIG | First Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Subsequent Events

We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $56 million, principally as a result of potential resolutions or settlements of prior years’ tax items. The prior years’ tax items include unrecognized tax benefits related to the deductibility of certain expenses.

16. Subsequent Events

Dividends Declared

On May 6, 2021, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 29, 2021 to shareholders of record on June 15, 2021. On May 6, 2021, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on June 15, 2021 to holders of record on May 31, 2021.

REPURCHASE OF COMMON STOCK

Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from April 1, 2021 to May 6, 2021, we repurchased approximately one million shares of AIG Common Stock for an aggregate purchase price of approximately $65 million. As of May 6, 2021, approximately $1.1 billion remained under our share repurchase authorization.

CONSOLIDATED INVESTMENT ENTITIES

Subsequent to March 31, 2021, we terminated an additional three consolidated investment entities relating to securitized portfolios of certain debt securities (see Note 8 to the Condensed Consolidated Financial Statements for a discussion of securitized portfolios of certain debt securities). As of March 31, 2021, the senior notes issued by these securitizations and held by investors other than AIG and its consolidated affiliates had a carrying value of $100 million. There were no payments made related to the guarantees that AIG provided. After these terminations, there remains one consolidated investment entity relating to securitized portfolios of certain debt securities, and its senior notes had a carrying value of $25 million as of March 31, 2021.

AIG | First Quarter 2021 Form 10-Q 63

ITEM 2 | Management’s Discussion and Analysis of Financial Condition and Results of Operations

Glossary and Acronyms of Selected Insurance Terms and References

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we use certain terms and abbreviations, which are summarized in the Glossary and Acronyms.

American International Group, Inc. (AIG) has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Annual Report) to assist readers seeking additional information related to a particular subject.

In this Quarterly Report on Form 10-Q, unless otherwise mentioned or unless the context indicates otherwise, we use the terms “AIG,” “we,” “us” and “our” to refer to American International Group, Inc., a Delaware corporation, and its consolidated subsidiaries. We use the term “AIG Parent” to refer solely to American International Group, Inc., and not to any of its consolidated subsidiaries.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other publicly available documents may include, and officers and representatives of AIG may from time to time make and discuss, projections, goals, assumptions and statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only a belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “focused on achieving,” “view,” “target,” “goal” or “estimate.” These projections, goals, assumptions and statements may relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, the effect of catastrophes, such as the COVID-19 crisis, and macroeconomic events, anticipated dispositions, monetization and/or acquisitions of businesses or assets, or successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results.

64 AIG | First Quarter 2021 Form 10-Q

It is possible that AIG’s actual results and financial condition will differ, possibly materially, from the results and financial condition indicated in these projections, goals, assumptions and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include:

• changes in market and industry conditions, including the significant global economic downturn, volatility in financial and capital markets, fluctuations in interest rates, prolonged economic recovery and disruptions to AIG’s operations driven by COVID-19 and responses thereto, including new or changed governmental policy and regulatory actions;

• the occurrence of catastrophic events, both natural and man-made, including COVID-19, other pandemics, civil unrest and the effects of climate change;

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

• AIG’s ability to effectively execute on AIG 200 transformational programs designed to achieve underwriting excellence, modernization of AIG’s operating infrastructure, enhanced user and customer experiences and unification of AIG;

• the impact of potential information technology, cybersecurity or data security breaches, including as a result of cyber-attacks or security vulnerabilities, the likelihood of which may increase due to extended remote business operations as a result of COVID-19;

• disruptions in the availability of AIG’s electronic data systems or those of third parties;

• changes to the valuation of AIG’s investments;

• changes in judgments concerning the recognition of deferred tax assets and the impairment of goodwill;

• availability and affordability of reinsurance;

• the effectiveness of our risk management policies and procedures, including with respect to our business continuity and disaster recovery plans;

• nonperformance or defaults by counterparties, including Fortitude Reinsurance Company Ltd. (Fortitude Re);

• changes in judgments concerning potential cost-saving opportunities;

• concentrations in AIG’s investment portfolios;

• changes to our sources of or access to liquidity;

• actions by rating agencies with respect to our credit and financial strength ratings;

• changes in judgments or assumptions concerning insurance underwriting and insurance liabilities;

• the effectiveness of strategies to recruit and retain key personnel and to implement effective succession plans;

• the requirements, which may change from time to time, of the global regulatory framework to which AIG is subject;

• significant legal, regulatory or governmental proceedings; and

• such other factors discussed in:

–Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q; and

–Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2020 Annual Report.

We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

AIG | First Quarter 2021 Form 10-Q 65

66 AIG | First Quarter 2021 Form 10-Q

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

Book value per common share, excluding accumulated other comprehensive income (AOCI) adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets and deferred tax assets (DTA) (Adjusted book value per common share) is used to show the amount of our net worth on a per-common share basis after eliminating items that can fluctuate significantly from period to period including changes in fair value of AIG’s available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets since these fair value movements are economically transferred to Fortitude Re. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in these book value per common share metrics. Adjusted book value per common share is derived by dividing total AIG common shareholders’ equity, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets, and DTA (Adjusted Common Shareholders’ Equity), by total common shares outstanding. The reconciliation to book value per common share, the most comparable GAAP measure, is presented in the Executive Summary section of this MD&A.

Return on common equity – Adjusted after-tax income excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets and DTA (Adjusted return on common equity) is used to show the rate of return on common shareholders’ equity. We believe this measure is useful to investors because it eliminates items that can fluctuate significantly from period to period, including changes in fair value of our available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets since these fair value movements are economically transferred to Fortitude Re. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in Adjusted return on common equity. Adjusted return on common equity is derived by dividing actual or annualized adjusted after-tax income attributable to AIG common shareholders by average Adjusted Common Shareholders’ Equity. The reconciliation to return on common equity, the most comparable GAAP measure, is presented in the Executive Summary section of this MD&A.

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

AIG | First Quarter 2021 Form 10-Q 67

ITEM 2 | Use of Non-GAAP Measures

Adjusted revenues exclude Net realized capital gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes) and changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes). Adjusted revenues is a GAAP measure for our segments.

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

• net investment income on Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG post deconsolidation of Fortitude Re (Fortitude Re funds withheld assets);

• following deconsolidation of Fortitude Re, net realized capital gains and losses on Fortitude Re funds withheld assets;

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

• integration and transaction costs associated with acquiring or divesting businesses;

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

– Accident year loss and accident year combined ratios, as adjusted: both the accident year loss and accident year combined ratios, as adjusted, exclude catastrophe losses and related reinstatement premiums, prior year development, net of premium adjustments, and the impact of reserve discounting. Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and man-made catastrophe losses, such as terrorism and civil disorders that exceed the $10 million threshold. We believe that as adjusted ratios are meaningful measures of our underwriting results on an ongoing basis as they exclude catastrophes and the impact of reserve discounting which are outside of management’s control. We also exclude prior year development to provide transparency related to current accident year results.

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

68 AIG | First Quarter 2021 Form 10-Q

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

• estimated gross profits to value deferred acquisition costs for investment-oriented products, for example universal life, variable and fixed annuities, and fixed indexed annuities;

• reinsurance assets, including the allowance for credit losses;

• goodwill impairment;

• allowances for credit losses primarily on loans and available for sale fixed maturity securities;

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

For a complete discussion of our critical accounting estimates, see Part II, Item 7. MD&A – Critical Accounting Estimates in the 2020 Annual Report.

AIG | First Quarter 2021 Form 10-Q 69

ITEM 2 | Executive Summary

Executive Summary

Overview

This overview of the MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in our securities. You should read this Quarterly Report on Form 10-Q, together with the 2020 Annual Report, in their entirety for a more detailed description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

Sale of Certain AIG Life and Retirement Retail Mutual Funds Business

On February 8, 2021, we announced we entered into a definitive agreement with Touchstone Investments (Touchstone), an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of AIG Life and Retirement’s Retail Mutual Funds business. As of March 31, 2021, AIG Life and Retirement’s Retail Mutual Funds business managed $7.6 billion in assets across eighteen funds. Pursuant to the definitive agreement, twelve retail mutual funds with $7.4 billion in assets will be reorganized into Touchstone funds. The transaction closing is subject to customary regulatory and fund shareholder approvals and is targeted for mid-2021. Six retail mutual funds with $0.2 billion in assets, excluding fund of funds, managed by AIG Life and Retirement and not included in the transaction will be wound down and liquidated. AIG Life and Retirement will retain its fund management platform and capabilities dedicated to its variable insurance products.

Announcement of Intent to Separate Life and Retirement

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC. While we currently believe an initial public offering represents an optimal path, no assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur.

Sale of Fortitude Holdings

On June 2, 2020, we completed the sale of a majority of the interests in Fortitude Group Holdings, LLC (Fortitude Holdings) to Carlyle FRL, L.P. (Carlyle FRL), an investment fund advised by an affiliate of The Carlyle Group Inc. (Carlyle), and T&D United Capital Co., Ltd. (T&D), a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the Majority Interest Fortitude Sale). AIG established Fortitude Re, a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Run-Off portfolio. As of March 31, 2021, approximately $30.3 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $4.0 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Run-Off operations. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, following the closing of the Majority Interest Fortitude Sale, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.

AIG sold a 19.9 percent ownership interest in Fortitude Holdings to TC Group Cayman Investments Holdings, L.P., an affiliate of Carlyle, in November 2018. As a result of completion of the Majority Interest Fortitude Sale, Carlyle FRL purchased from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D purchased from AIG a 25 percent ownership interest in Fortitude Holdings; AIG retained a 3.5 percent ownership interest in Fortitude Holdings and one seat on its Board of Managers. The $2.2 billion of proceeds received by AIG at closing include (i) the $1.8 billion under the Majority Interest Fortitude Sale, which is subject to a post-closing purchase price adjustment pursuant to which AIG will pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur on or prior to December 31, 2023, up to a maximum payment of $500 million; and (ii) a $383 million purchase price adjustment from Carlyle FRL and T&D, corresponding to their respective portions of a proposed $500 million non-pro rata distribution from Fortitude Holdings that was not received by AIG prior to the closing.

For further discussion on the sale of Fortitude Holdings see Note 7 to the Condensed Consolidated Financial Statements.

70 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Executive Summary

AIG’S OPERATING STRUCTURE

AIG reports the results of its businesses through three segments – General Insurance, Life and Retirement and Other Operations. General Insurance consists of two operating segments – North America and International. Life and Retirement consists of four operating segments – Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. Other Operations is primarily comprised of corporate, our institutional asset management business and consolidation and eliminations. On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG.

Consistent with how we manage our business, our General Insurance North America operating segment primarily includes insurance businesses in the United States, Canada and Bermuda, and our global reinsurance business, AIG Re. Our General Insurance International operating segment includes regional insurance businesses in Japan, the United Kingdom, Europe, Middle East and Africa (EMEA region), Asia Pacific, Latin America and Caribbean, and China. International also includes the results of Talbot Holdings, Ltd. as well as AIG’s global specialty business.

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

General Insurance includes the following major operating companies: National Union Fire Insurance Company of Pittsburgh, Pa. (National Union); American Home Assurance Company (American Home); Lexington Insurance Company (Lexington); AIG General Insurance Company, Ltd. (AIG Sonpo); AIG Asia Pacific Insurance, Pte, Ltd.; AIG Europe S.A.; American International Group UK Ltd.; Validus Reinsurance, Ltd. (Validus Re); Talbot Holdings Ltd. (Talbot); Western World Insurance Group, Inc. and Glatfelter Insurance Group (Glatfelter).

Life and Retirement includes the following major operating companies: American General Life Insurance Company (AGL); The Variable Annuity Life Insurance Company (VALIC); The United States Life Insurance Company in the City of New York (U.S. Life); Laya Healthcare Limited and AIG Life Limited.

Other Operations

Other Operations primarily consists of income from assets held by AIG Parent and other corporate subsidiaries, deferred tax assets related to tax attributes, corporate expenses and intercompany eliminations, our institutional asset management business and results of our consolidated investment entities, General Insurance portfolios in run-off as well as the historical results of our legacy insurance lines ceded to Fortitude Re.

AIG | First Quarter 2021 Form 10-Q 71

ITEM 2 | Executive Summary

Financial Performance Summary

Net Income (Loss) Attributable to AIG Common Shareholders Three Months Ended March 31, (in millions)

2021 and 2020 Comparison

Net income attributable to AIG Common Shareholders increased due to:

• higher returns in our investment portfolio due primarily to higher income on our alternative investments and fair value option equity securities, which was driven primarily by positive equity market performance. This compares to the prior year where we experienced losses on our alternative investments and fair value option equity securities, which were driven by the equity market downturn associated with the onset of the COVID-19 pandemic;

• General Insurance having a lower accident year loss ratio, as adjusted due to underwriting discipline and strong premium rate increases, as well as changes in business mix; and

• Life & Retirement having lower variable annuity DAC and SIA amortization and reserves due to stronger equity market performance, partially offset by higher mortality driven by COVID-19.

This increase was partially offset by:

• lower net realized capital gains.

For further discussion see Consolidated Results of Operations.

Adjusted Pre-Tax Income* Three Months Ended March 31, (in millions)

2021 and 2020 Comparison

Adjusted pre-tax income increased primarily due to:

• higher returns in our investment portfolio due primarily to higher income on our alternative investments, which was driven by positive equity market performance. This compares to the prior year where we experienced losses on our alternative investments due to the equity market downturn associated with the onset of the COVID-19 pandemic;

• General Insurance having a lower accident year loss ratio, as adjusted due to underwriting discipline and strong premium rate increases, as well as changes in business mix; and

• Life & Retirement having lower variable annuity DAC and SIA amortization and reserves due to stronger equity market performance, partially offset by higher mortality driven by COVID-19.

* Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

72 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Executive Summary

General Operating and Other Expenses Three Months Ended March 31, (in millions)

2021 and 2020 Comparison

General operating and other expenses decreased primarily due to lower employee related expenses as well as a reduction in travel expenses as a result of the COVID-19 crisis. General operating and other expenses in the three-month periods ended March 31, 2021 and 2020 included approximately $74 million and $90 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges and other costs related to organizational simplification, operational efficiency, and business rationalization.

Return on Common Equity	Adjusted Return on Common Equity*

* Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

Book Value Per Common Share	Adjusted Book Value Per Common Share*

* Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG | First Quarter 2021 Form 10-Q 73

ITEM 2 | Executive Summary

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under difficult market conditions in the first quarter of 2021, characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, low interest rates, global economic contraction, global trade tensions and Brexit. Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the Euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC. While we currently believe an initial public offering represents an optimal path, no assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur.

For additional information please see the 2020 Annual Report, Part I, Item 1A. Risk Factors – Business and Operations – No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, the separation could cause the emergence or exacerbate the effects of other risks to which AIG is exposed.

Impact of COVID-19

We are continually assessing the impact on our business, operations and investments of COVID-19 and the resulting ongoing and severe economic and societal disruption. These impacts, including a global economic contraction, disruptions in financial markets, increased market volatility and declines in certain equity and other asset prices have had and may continue to have negative effects on our investments, our access to liquidity, our ability to generate new sales and the costs associated with claims. In addition, in response to the crisis, new governmental, legislative and regulatory actions have been taken and continue to be developed that have resulted and could continue to result in additional restrictions and requirements, or court decisions rendered, relating to or otherwise affecting our policies that may have a negative impact on our business, operations and capital.

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

We have a diverse investment portfolio with material exposures to various forms of credit risk. The far-reaching economic impacts of COVID-19 have been largely offset, to date, by intervention taken by governments and monetary authorities and equity market rebound resulting in a minimal impact on the value of the portfolio. At this point in time, uncertainty surrounding the duration and severity of the COVID-19 crisis makes the long-term financial impact difficult to quantify.

For additional information please see the 2020 Annual Report, Part I, Item 1A. Risk Factors – Market Conditions – COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto.

74 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Executive Summary

Impact of Changes in the Interest Rate Environment

While key benchmark rates rose in the U.S. in the first quarter of 2021, they still remain near historic lows, and in some international jurisdictions, negative. The low interest rate environment negatively affects sales of interest rate sensitive products in our industry and negatively impacts the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. The recent increased confidence in an economic recovery has also led to tighter credit spreads which have offset some of the rise in interest rates. If rates continue to rise, some of these impacts may abate while there may be different impacts, some of which are highlighted below. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities. We may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities. A low interest rate environment could also impair our ability to earn the returns assumed in the pricing and the reserving of our products at the time they were sold and issued.

Additionally, sustained low interest rates may result in higher pension expense due to the impact on discounting of projected benefit cash flows.

Annuity Sales and Surrenders

The interest rate environment has a significant impact on the annuity industry. Low long-term interest rates put pressure on investment returns, which may negatively affect sales of interest rate sensitive products and reduce future profits on certain existing fixed rate products. However, our disciplined rate setting has helped to mitigate some of the pressure on investment spreads. Rapidly rising interest rates could create the potential for increased sales, but may also drive higher surrenders. Fixed annuities have surrender charge periods, generally in the three-to-five year range, which may help mitigate increased early surrenders in a rising rate environment. In addition, older contracts that have higher minimum interest rates and continue to be attractive to the contract holders have driven better than expected persistency in fixed annuities, although the reserves for such contracts have continued to decrease over time in amount and as a percentage of the total annuity portfolio. We closely monitor surrenders of fixed annuities as contracts with lower minimum interest rates come out of the surrender charge period. Low interest rates have also reduced growth in our fixed index annuity products, which provide additional interest crediting, tied to favorable performance in certain equity market indices and the availability of guaranteed living benefits. Changes in interest rates significantly impact the valuation of our liabilities for annuities with guaranteed income features and the value of the related hedging portfolio.

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

For investment-oriented products, for example universal life, and variable, fixed and fixed indexed annuities, in our Individual Retirement, Group Retirement, Life Insurance and Institutional Markets businesses, our spread management strategies include disciplined pricing and product design for new business, modifying or limiting the sale of products that do not achieve targeted spreads, using asset-liability management to match assets to liabilities to the extent practicable, and actively managing crediting rates to help mitigate some of the pressure on investment spreads. Renewal crediting rate management is done under contractual provisions that were designed to allow crediting rates to be reset at pre-established intervals in accordance with state and federal laws and subject to minimum crediting rate guarantees. We will continue to adjust crediting rates on in-force business to mitigate the pressure on spreads from declining base yields, but our ability to lower crediting rates may be limited by the competitive environment, contractual minimum crediting rates, and provisions that allow rates to be reset only at pre-established intervals. As interest rates begin to rise again, we may need to raise crediting rates on in-force business for competitive and other reasons, potentially offsetting a portion of the additional investment income resulting from investing in a higher interest rate environment.

AIG | First Quarter 2021 Form 10-Q 75

ITEM 2 | Executive Summary

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 68 percent were crediting at the contractual minimum guaranteed interest rate at March 31, 2021. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 59 percent at both March 31, 2021 and December 31, 2020. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning. In the universal life products in our Life Insurance business, 68 percent of the account values were crediting at the contractual minimum guaranteed interest rate at March 31, 2021.

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates, excluding balances ceded to Fortitude Re:

	Current Crediting Rates
March 31, 2021		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$9,026	$2,059	$18,244	$29,329
> 1% - 2%	4,899	29	1,695	6,623
> 2% - 3%	10,865	1	18	10,884
> 3% - 4%	8,519	41	6	8,566
> 4% - 5%	489	-	4	493
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$33,832	$2,130	$19,972	$55,934
Group Retirement*
1%	$1,941	$3,148	$4,523	$9,612
> 1% - 2%	5,986	707	108	6,801
> 2% - 3%	14,900	-	-	14,900
> 3% - 4%	748	-	-	748
> 4% - 5%	7,046	-	-	7,046
> 5% - 5.5%	166	-	-	166
Total Group Retirement	$30,787	$3,855	$4,631	$39,273
Universal life insurance
1%	$-	$-	$-	$-
> 1% - 2%	100	25	361	486
> 2% - 3%	264	541	1,197	2,002
> 3% - 4%	1,453	184	202	1,839
> 4% - 5%	3,162	2	-	3,164
> 5% - 5.5%	244	-	-	244
Total universal life insurance	$5,223	$752	$1,760	$7,735
Total	$69,842	$6,737	$26,363	$102,942
Percentage of total	68%	6%	26%	100%

* Individual Retirement and Group Retirement amounts shown include fixed options within variable annuity products.

76 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Executive Summary

General Insurance

The impact of low interest rates on our General Insurance segment is primarily on our long-tail Casualty line of business. We currently expect limited impacts on our existing long-tail Casualty business as the duration of our assets is slightly longer than that of our liabilities. Sustained low interest rates would potentially impact new and renewal business for the long-tail Casualty line as we may not be able to adjust our future pricing consistent with our profitability objectives to fully offset the impact of investing at lower rates. However, we will continue to be disciplined in pricing and risk selection.

In addition, for our General Insurance segment, sustained low interest rates may unfavorably affect the net loss reserve discount for workers’ compensation, and to a lesser extent could favorably impact assumptions about future medical costs, the combined net effect of which could result in higher net loss reserves.

Standard of Care Developments

In our Life and Retirement business, we and our distributors are subject to laws and regulations regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these laws and regulations have been revised or reexamined while others have been newly adopted. We continue to closely follow these legislative and regulatory activities. For additional information regarding these legislative and regulatory activities, see Item 1. Business – Regulation – U.S. Regulation – Standard of Care Developments in the 2020 Annual Report. Changes in standard of care requirements or new standards issued by governmental authorities, such as the Department of Labor, the SEC, the National Association of Insurance Commissioners (NAIC) or state regulators and/or legislators, may affect our businesses, results of operations and financial condition. While we cannot predict the long-term impact of these legislative and regulatory developments on our Life and Retirement businesses, we believe our diverse product offerings and distribution relationships position us to compete effectively in this evolving marketplace.

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

These currencies may continue to fluctuate, in either direction, especially as a result of the UK’s exit from the European Union (EU), and such fluctuations will affect net premiums written growth trends reported in U.S. dollars, as well as financial statement line item comparability.

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

Three Months Ended March 31,			Percentage
Rate for 1 USD	2021	2020	Change
Currency:
GBP	0.73	0.77	(5)%
EUR	0.82	0.91	(10)%
JPY	104.29	109.45	(5)%

Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

AIG | First Quarter 2021 Form 10-Q 77

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three-month periods ended March 31, 2021 and 2020. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see Critical Accounting Estimates in this MD&A and Part II, Item 7. MD&A – Critical Accounting Estimates in the 2020 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

Three Months Ended March 31,			Percentage
(in millions)	2021	2020	Change
Revenues:
Premiums	$6,507	$7,443	(13)%
Policy fees	784	755	4
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	3,171	2,508	26
Net investment income - Fortitude Re funds withheld assets	486	-	NM
Total net investment income	3,657	2,508	46
Net realized capital gains:
Net realized capital gains - excluding Fortitude Re funds withheld
assets and embedded derivative	695	3,519	(80)
Net realized capital gains on Fortitude Re funds withheld assets	173	-	NM
Net realized capital gains on Fortitude Re funds withheld embedded derivative	2,382	-	NM
Total net realized capital gains	3,250	3,519	(8)
Other income	256	218	17
Total revenues	14,454	14,443	-
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,139	6,325	(19)
Interest credited to policyholder account balances	868	957	(9)
Amortization of deferred policy acquisition costs	1,304	1,862	(30)
General operating and other expenses	2,088	2,153	(3)
Interest expense	342	355	(4)
(Gain) loss on extinguishment of debt	(8)	17	NM
Net (gain) loss on sale or disposal of divested businesses	(7)	216	NM
Total benefits, losses and expenses	9,726	11,885	(18)
Income from continuing operations before income tax expense	4,728	2,558	85
Income tax expense	798	904	(12)
Income from continuing operations	3,930	1,654	138
Income (loss) from discontinued operations, net of income taxes	-	-	NM
Net income	3,930	1,654	138
Less: Net income (loss) attributable to noncontrolling interest	54	(95)	NM
Net income attributable to AIG	3,876	1,749	122
Less: Dividends on preferred stock	7	7	-
Net income attributable to AIG common shareholders	$3,869	$1,742	122%

	March 31,	December 31,
(in millions, except per common share data)	2021	2020
Balance sheet data:
Total assets	$584,390	$586,481
Long-term debt	26,432	28,103
Debt of consolidated investment entities	9,216	9,431
Total AIG shareholders’ equity	62,679	66,362
Book value per common share	72.37	76.46
Adjusted book value per common share	58.69	57.01

78 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of Book value per common share to Adjusted book value per common share, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	At March 31,	At December 31,
(in millions, except per common share data)	2021	2020
Total AIG shareholders' equity	$62,679	$66,362
Preferred equity	485	485
Total AIG common shareholders' equity	62,194	65,877
Less: Accumulated other comprehensive income (loss)	6,466	13,511
Add: Cumulative unrealized gains and losses related to
Fortitude Re Funds Withheld Assets	2,246	4,657
Less: Deferred tax assets	7,539	7,907
Adjusted common shareholders' equity	$50,435	$49,116

Total common shares outstanding	859,383,453	861,558,049
Book value per common share	$72.37	$76.46
Adjusted book value per common share	58.69	57.01

The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	Three Months Ended		Year Ended
	March 31,		December 31,
(dollars in millions)	2021	2020	2020
Actual or annualized net income (loss) attributable to AIG common shareholders	$15,476	$6,968	$(5,973)
Actual or annualized adjusted after-tax income (loss) attributable
to AIG common shareholders	3,692	420	2,201

Average AIG common shareholders' equity	$64,036	$62,439	$63,225
Less: Average AOCI	9,989	1,994	7,529
Add: Average cumulative unrealized gains and losses related to
Fortitude Re Funds Withheld Assets	3,452	-	2,653
Less: Average DTA	7,723	8,756	8,437
Average adjusted AIG common shareholders' equity	$49,776	$51,689	$49,912
Return on common equity	24.2%	11.2%	(9.4)%
Adjusted return on common equity	7.4%	0.8%	4.4%

AIG | First Quarter 2021 Form 10-Q 79

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to adjusted pre-tax income/adjusted after-tax income attributable to AIG:

Three Months Ended March 31,	2021				2020
		Total Tax	Non-			Total Tax	Non-
		(Benefit)	controlling	After		(Benefit)	controlling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(d)	Tax	Pre-tax	Charge	Interests(d)	Tax
Pre-tax income/net income, including
noncontrolling interests	$4,728	$798	$-	$3,930	$2,558	$904	$-	1,654
Noncontrolling interests			(54)	(54)			95	95
Pre-tax income/net income attributable to AIG	$4,728	$798	$(54)	$3,876	$2,558	$904	$95	$1,749
Dividends on preferred stock				7				7
Net income attributable to AIG common
shareholders				$3,869				$1,742
Changes in uncertain tax positions and other tax
adjustments(a)		901	-	(901)		(5)	-	5
Deferred income tax valuation allowance
charges(b)		(686)	-	686		(283)	-	283
Changes in fair value of securities used to hedge
guaranteed living benefits	(22)	(5)	-	(17)	7	2	-	5
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized capital gains	203	43	-	160	538	113	-	425
Changes in the fair value of equity securities	(22)	(5)	-	(17)	191	40	-	151
(Gain) loss on extinguishment of debt	(8)	(2)	-	(6)	17	4	-	13
Net investment income on Fortitude Re funds
\withheld assets	(486)	(102)	-	(384)	-	-	-	-
Net realized capital (gains) losses on Fortitude Re
funds withheld assets	(173)	(36)	-	(137)	-	-	-	-
Net realized capital (gains) losses on Fortitude Re
funds withheld embedded derivative	(2,382)	(499)	-	(1,883)	-	-	-	-
Net realized capital (gains) losses(c)	(627)	(145)	-	(482)	(3,494)	(765)	-	(2,729)
(Income) loss from divested businesses	(7)	(1)	-	(6)	216	45	-	171
Non-operating litigation reserves and settlements	-	-	-	-	(6)	(1)	-	(5)
Favorable prior year development and
related amortization changes ceded under
retroactive reinsurance agreements	(19)	(4)	-	(15)	(8)	(2)	-	(6)
Net loss reserve discount (benefit) charge	(32)	(7)	-	(25)	56	12	-	44
Integration and transaction costs associated with
acquiring or divesting businesses	9	2	-	7	2	-	-	2
Restructuring and other costs	74	16	-	58	90	19	-	71
Non-recurring costs related to regulatory or
accounting changes	20	4	-	16	13	3	-	10
Noncontrolling interests primarily related to net
realized capital gains (losses) of Fortitude
Holdings' standalone results(d)			-	-			(77)	(77)
Adjusted pre-tax income/Adjusted after-tax
income attributable to AIG common
shareholders	$1,256	$272	$(54)	$923	$180	$86	$18	$105

Weighted average diluted shares outstanding				876.3				878.9
Income (loss) per common share attributable to
AIG common shareholders (diluted)				$4.41				$1.98
Adjusted after-tax income per common
share attributable to AIG common
shareholders (diluted)				$1.05				$0.12

(a) Three months ended March 31, 2021 includes the recent completion of audit activity by the IRS.

(b) Three months ended March 31, 2021 includes an increase in the valuation allowance against a portion of certain tax attribute carryforwards of AIG's U.S. federal consolidated income tax group, as well as net valuation allowance release in certain foreign jurisdictions.

(c) Includes all net realized capital gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.

(d) Prior to June 2, 2020, noncontrolling interests was primarily due to the 19.9 percent investment in Fortitude Holdings by an affiliate of Carlyle, which occurred in the fourth quarter of 2018. Carlyle was allocated 19.9 percent of Fortitude Holdings’ standalone financial results through the June 2, 2020 closing date of the Majority Interest Fortitude Sale. Fortitude Holdings’ results were mostly eliminated in AIG’s consolidated income from continuing operations given that its results arose from intercompany transactions. Noncontrolling interests was calculated based on the standalone financial results of Fortitude Holdings. The most significant component of Fortitude Holdings’ standalone results was the change in fair value of the embedded derivatives which changes with movements in interest rates and credit spreads, and which was recorded in net realized capital gains and losses of Fortitude Holdings. In accordance with AIG's adjusted after-tax income definition, realized capital gains and losses are excluded from noncontrolling interests. Subsequent to the Majority Interest Fortitude Sale, AIG owns 3.5 percent of Fortitude Holdings and no longer consolidates Fortitude Holdings in its financial statements as of such date. The minority interest in Fortitude Holdings is carried at cost within AIG’s Other invested assets, which was $100 million as of March 31, 2021.

80 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Fortitude Holdings’ summarized financial information (standalone results), prior to the Majority Interest Fortitude Sale on June 2, 2020 is presented below:

	2020
Three Months Ended March 31,	Fortitude	AIG Noncontrolling
(in millions)	Holdings	Interest
Revenues	$230	$46
Expenses	458	91
Adjusted pre-tax income (loss)	(228)	(45)
Taxes (benefit) expense	(48)	(10)
Adjusted after-tax income (loss)	(180)	(35)

Net realized capital gains and other charges	(489)	(97)
Taxes on realized capital gains and other charges	(103)	(20)
Net realized capital gains and other charges - after-tax	(386)	(77)
Net income	$(566)	$(112)

FIRST QUARTER pre-tax income (LOSS) Comparison for 2021 and 2020

Pre-tax income increased in the first quarter of 2021 compared to the first quarter of 2020 primarily due to:

• higher returns in our investment portfolio due primarily to higher income on our alternative investments and fair value option equity securities, which was driven primarily by positive equity market performance. This compares to the prior year where we experienced losses on our alternative investments and fair value option equity securities, which were driven by the equity market downturn associated with the onset of the COVID-19 pandemic;

• General Insurance having a lower accident year loss ratio, as adjusted due to underwriting discipline and strong premium rate increases, as well as changes in business mix; and

• Life & Retirement having lower variable annuity DAC and SIA amortization and reserves due to stronger equity market performance, partially offset by higher mortality driven by COVID-19.

This increase was partially offset by:

• lower net realized capital gains due to:

– Life and Retirement guaranteed living benefits, net of hedges, reflecting lower net realized capital gains in 2021 compared to the same period in the prior year, primarily due to changes in the movement in the NPA, which is not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – Variable Annuity Guaranteed Benefits and Hedging Results);

– Partially offset by fair value gains on embedded derivative related to the Fortitude Re funds withheld assets.

U.S. Tax law changes

On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. While the U.S. tax authorities issued formal guidance, including recently issued regulations for BEAT and other provisions of the Tax Act, there are still certain aspects of the Tax Act that remain unclear and subject to substantial uncertainties. Additional guidance is expected in future periods. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 crisis. The tax provisions of the CARES Act have not had and are currently not expected to have a material impact on AIG’s U.S. federal tax liabilities.

Repatriation Assumptions

For 2021, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

AIG | First Quarter 2021 Form 10-Q 81

ITEM 2 | Consolidated Results of Operations

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in uncertain tax positions and realizability of deferred tax assets, and are recorded in the period in which the change occurs. While certain impacts of the Tax Act are included in our annual effective tax rate, we continue to refine our calculations as additional information becomes available, which may result in changes to the estimated annual effective tax rate. As of March 31, 2021, the annual effective tax rate includes the tax effects of actual and projected COVID-19 related losses and market developments.

Income Tax expense analysis

For the three-month period ended March 31, 2021, the effective tax rate on income from continuing operations was 16.9 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with the release of reserves for uncertain tax positions, penalties and interest related to the recent completion of audit activity by the IRS, tax exempt income, and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. These tax benefits were partially offset by tax charges associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, the effect of foreign operations, excess tax charges related to share based compensation payments recorded through the income statement, state and local income taxes, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the three-month period ended March 31, 2020, the effective tax rate on income from continuing operations was 35.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax charges associated with the establishment of U.S. federal valuation allowance related to a portion of our foreign tax credit and separate return limitation year net operating loss carryforwards, accrual of interest associated with the IRS and other tax authority matters, the effect of foreign operations, state and local income taxes, excess tax charges related to share based compensation payments recorded through the income statement, and non-deductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

82 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations
Business Segment Operations

Our business operations consist of General Insurance, Life and Retirement, and Other Operations.

General Insurance consists of two operating segments: North America and International. Life and Retirement consists of four operating segments: Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. Other Operations is primarily comprised of corporate, our institutional asset management business and consolidation and eliminations.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG.

The following table summarizes Adjusted pre-tax income (loss) from our business segment operations. See also Note 3 to the Condensed Consolidated Financial Statements.

Three Months Ended March 31,
(in millions)	2021	2020
General Insurance
North America - Underwriting loss	$(202)	$(103)
International - Underwriting income	275	16
Net investment income	772	588
General Insurance	$845	$501
Life and Retirement
Individual Retirement	532	305
Group Retirement	307	143
Life Insurance	(40)	78
Institutional Markets	142	75
Life and Retirement	941	601
Other Operations
Other Operations before consolidation and eliminations	(354)	(835)
Consolidation and eliminations	(176)	(87)
Other Operations	(530)	(922)
Adjusted pre-tax income	$1,256	$180

AIG | First Quarter 2021 Form 10-Q 83

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

Global Specialty: Products include aerospace, political risk, trade credit, portfolio solutions, energy-related property insurance products, marine and crop insurance.

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

General Insurance products in North America and International markets are distributed through various channels, including captive and independent agents, brokers, affinity partners, airlines and travel agents, and retailers. Our global platform enables writing multi-national and cross-border risks in both Commercial Lines and Personal Insurance.

BUSINESS STRATEGY

Profitable Growth: Deploy capital efficiently to act opportunistically and optimize diversity within the portfolio to grow in profitable lines, geographies and customer segments, while taking a disciplined approach in reducing exposure where terms and conditions do not meet our risk/return appetite. Look to inorganic growth opportunities in profitable markets and segments to expand our capabilities and footprint.

Reinsurance Optimization: Strategically partner with reinsurers to effectively manage exposure to losses arising from frequency of large catastrophic events and severity from individual risk losses. We strive to optimize our reinsurance program to manage volatility and protect the balance sheet from tail events and unpredictable net losses in support of our profitable growth objectives.

Underwriting Excellence: Empower and increase accountability of the underwriter and continue to integrate underwriting, claims and actuarial to enable better decision making. Focus on enhancing risk selection, driving consistent underwriting best practices and building robust monitoring standards to improve underwriting results.

84 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

COMPETITION and challenges

Operating in a highly competitive industry, General Insurance competes against several hundred companies, specialty insurance organizations, mutual companies and other underwriting organizations in the U.S. In international markets, we compete against foreign insurance operations of large global insurance groups and local companies in specific market areas and product types. Insurance companies compete through a combination of risk acceptance criteria, product pricing, service and terms and conditions. General Insurance seeks to distinguish itself in the insurance industry primarily based on its well-established brand, global franchise, multinational capabilities, financial and capital strength, innovative products, claims handling expertise, expertise in providing specialized coverages and customer service.

We serve our business and individual customers on a global basis – from the largest multinational corporations to local businesses and individuals. Our clients benefit from our substantial underwriting expertise.

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

OUTLOOK–INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

The worldwide health and economic impact of COVID-19 continues to evolve, influenced by the scope, severity and duration of the crisis as well as the actions of governments, judiciaries, legislative bodies, regulators and other third parties in response, all of which are subject to continuing uncertainty. Demand for certain lines of business continues to remain below pre-COVID-19 levels, particularly Leisure Travel and Business Travel portfolios. However, the overall results of General Insurance for the three months ended March 31, 2021 reflect continued strong performance from our Commercial Lines portfolio. Across our North America and International Commercial lines of business we have seen increased demand for our insurance products with improved rates as well as improved terms and conditions. While the global economic outlook continues to improve, the ultimate impact of COVID-19 on our business will depend upon the speed at which government-mandated safety precautions can be fully lifted, the distribution and effectiveness of vaccinations, and the manner and speed with which economic activity sustainably rebounds.

General Insurance – North America

Continued market discipline and pullbacks in capacity in select lines are supporting rate increases across nearly all Commercial Lines (outside of Workers’ Compensation), with common drivers being higher industry-wide claims severity trends driven by social inflation, higher natural catastrophe frequency over recent years and the uncertain impact of COVID-19. We continue to achieve positive rate increases across a number of lines and classes of business as a result of our disciplined underwriting strategy and focus on risk selection. Despite the higher rates, our retention of business is improving across the portfolio. These retention rates are often coupled with an exposure limit management strategy to reduce volatility within the portfolio. We continue to proactively identify and prioritize targeted businesses to grow as market conditions warrant through effective portfolio management.

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

During the first quarter of 2021, AIG amended a distribution agreement with one of its largest travel insurance distributors. Following the effectiveness of the amendments, the revised agreement no longer represents a risk transfer transaction and as such will be accounted for under deposit accounting.

AIG | First Quarter 2021 Form 10-Q 85

ITEM 2 | Business Segment Operations | General Insurance

General Insurance – International

We believe our global presence provides Commercial Lines and Personal Insurance a competitive advantage, as the demand for multinational cross-border coverage and services increases due to the growing number of international customers, while giving us the ability to respond quickly to local market conditions and build client relationships.

We are continuing to pursue growth in our most profitable lines of business and diversify our portfolio across all regions by expanding key business lines (i.e. Financial Lines and Accident & Health) while remaining a market leader in key developed and developing markets. Overall, Commercial Lines are showing positive rate increases, particularly in our Global Specialty, Financial Lines and Property portfolio and across international markets where market events or withdrawal of capability and capacity have favorably impacted pricing. We are maintaining our underwriting discipline, reducing gross and net limits, increasing use of reinsurance to reduce volatility, as well as continuing our risk selection strategy to improve profitability.

Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality, portfolio diversity, and generally low volatility of the short-tailed risk in these business lines, although some product classes are exposed to catastrophe losses.

General INSURANCE RESULTS

Three Months Ended March 31,			Percentage
(in millions)	2021	2020	Change
Underwriting results:
Net premiums written	$6,479	$5,921	9%
(Increase) decrease in unearned premiums	(613)	158	NM
Net premiums earned	5,866	6,079	(4)
Losses and loss adjustment expenses incurred(a)	3,848	4,059	(5)
Acquisition expenses:
Amortization of deferred policy acquisition costs	873	986	(11)
Other acquisition expenses	311	345	(10)
Total acquisition expenses	1,184	1,331	(11)
General operating expenses	761	776	(2)
Underwriting income (loss)	73	(87)	NM
Net investment income	772	588	31
Adjusted pre-tax income	$845	$501	69%
Loss ratio(a)	65.6	66.8	(1.2)
Acquisition ratio	20.2	21.9	(1.7)
General operating expense ratio	13.0	12.8	0.2
Expense ratio	33.2	34.7	(1.5)
Combined ratio(a)	98.8	101.5	(2.7)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(7.3)	(6.9)	(0.4)
Prior year development, net of (additional) return
premium on loss sensitive business	0.9	0.9	-
Accident year loss ratio, as adjusted	59.2	60.8	(1.6)
Accident year combined ratio, as adjusted	92.4	95.5	(3.1)

(a) Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

86 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

Three Months Ended March 31,			Percentage Change in
(in millions)	2021	2020	U.S. dollars	Original Currency
North America	$2,930	$2,699	9%	8%
International	3,549	3,222	10	4
Total net premiums written	$6,479	$5,921	9%	6%

The following tables present General Insurance accident year catastrophes by geography(a) and number of events:

Catastrophes(b)

	# of		North
(in millions)	Events		America	International	Total
Three Months Ended March 31, 2021
Flooding and rainstorms	1		$-	$10	$10
Windstorms and hailstorms	1		10	-	10
Winter storms	2		351	39	390
Earthquakes	1		-	12	12
Total catastrophe-related charges	5		$361	$61	$422
Three Months Ended March 31, 2020
Flooding and rainstorms	2		$17	$10	$27
Windstorms and hailstorms	4		30	64	94
Earthquakes	2		15	11	26
COVID-19	N/A	(c)	123	149	272
Total catastrophe-related charges	8		$185	$234	$419

(a) Geography: North America primarily includes insurance businesses in the United States, Canada and Bermuda, and our global reinsurance business, AIG Re. International includes regional insurance businesses in Japan, the United Kingdom, Europe, Middle East and Africa (EMEA region), Asia Pacific, Latin America and Caribbean, and China. International also includes the results of Talbot as well as AIG’s global specialty business.

(b) Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and man-made catastrophe losses, such as terrorism and civil disorders that exceed the $10 million threshold.

(c) As COVID-19 continues to evolve, impacting many lines of business, the number of events is yet to be determined.

AIG | First Quarter 2021 Form 10-Q 87

ITEM 2 | Business Segment Operations | General Insurance

North america Results

Three Months Ended March 31,			Percentage
(in millions)	2021	2020	Change
Underwriting results:
Net premiums written	$2,930	$2,699	9%
(Increase) decrease in unearned premiums	(542)	32	NM
Net premiums earned	2,388	2,731	(13)
Losses and loss adjustment expenses incurred(a)	1,902	1,985	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	307	431	(29)
Other acquisition expenses	95	117	(19)
Total acquisition expenses	402	548	(27)
General operating expenses	286	301	(5)
Underwriting loss	$(202)	$(103)	(96)%
Loss ratio(a)	79.6	72.7	6.9
Acquisition ratio	16.8	20.1	(3.3)
General operating expense ratio	12.0	11.0	1.0
Expense ratio	28.8	31.1	(2.3)
Combined ratio(a)	108.4	103.8	4.6
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(15.2)	(6.8)	(8.4)
Prior year development, net of (additional) return
premium on loss sensitive business	2.4	0.7	1.7
Accident year loss ratio, as adjusted	66.8	66.6	0.2
Accident year combined ratio, as adjusted	95.6	97.7	(2.1)

(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

Business and Financial Highlights

The North America General Insurance business continues to make progress in strengthening our underwriting, actively managing our portfolio to improve business mix and articulating our revised risk appetite to the marketplace. We are leading the industry across multiple lines in terms of driving rate momentum while simultaneously increasing the level of business retained in targeted lines. As we see increasing disruption in the marketplace, we are well placed to capitalize on opportunities, including within our excess and surplus business which is seeing an increase in submission flow and achieving significant rate improvement.

Underwriting loss increased in the first quarter of 2021 compared to the same period in the prior year primarily due to significantly higher catastrophe losses, partially offset by a lower acquisition ratio driven by changes in business mix including the impact of COVID-19 as well as new quota share reinsurance agreements and more favorable prior year reserve development.

Net premiums written increased in the first quarter of 2021 compared to the same period in the prior year primarily due to growth in Commercial lines driven by higher renewal retentions, strong new business production and continued rate momentum. While increased net premium was recorded across most Commercial Lines, it was particularly strong within our AIG Re, Financial Lines and property businesses. This growth was partially offset by higher ceded premiums due to the new series of quota share reinsurance agreements to reinsure risks related to PCG, the impact of COVID-19 most notably in Travel and underwriting actions taken to improve the portfolio.

For a discussion of 2021 reinsurance programs see Part II, Item 7. MD&A – Enterprise Risk Management in the 2020 Annual Report.

88 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

North America Underwriting Income (Loss) Three Months Ended March 31, (in millions)

2021 and 2020 Comparison

Underwriting loss increased primarily due to:

• significantly higher catastrophe losses, notably as a result of the winter storms.

This increase was partially offset by:

• improvement in the accident year combined ratio, as adjusted driven by improved rates, risk selection and terms and conditions in our Commercial Lines business and lower general operating expenses reflecting ongoing expense discipline; and

• slightly favorable prior year reserve development as compared with adverse development recorded in the prior year quarter.

North America Net Premiums Written Three Months Ended March 31, (in millions)

2021 and 2020 Comparison

Net premiums written increased primarily due to:

• growth in Commercial Lines, particularly within our AIG Re business, Financial Lines and property businesses, driven by continued rate momentum, higher renewal retentions and strong new business production.

These increases were partially offset by:

• higher ceded premiums due to the new series of quota share reinsurance agreements to reinsure risks related to PCG;

• the impact of COVID-19, most notably in Travel; and

• underwriting actions taken to improve the portfolio.

AIG | First Quarter 2021 Form 10-Q 89

ITEM 2 | Business Segment Operations | General Insurance

North America Combined Ratios Three Months Ended March 31,

2021 and 2020 Comparison

The increase in the combined ratio reflected an increase in the loss ratio partially offset by a decrease in the expense ratio.

The increase in the loss ratio reflected:

• significantly higher catastrophe losses.

This increase was partially offset by favorable prior year reserve development, primarily in PCG.

The decrease in the expense ratio reflected:

• a lower acquisition ratio primarily driven by changes in business mix including the impact of COVID-19 most notably in Travel as well as new quota share reinsurance agreements.

This decrease was partially offset by higher general expense ratio primarily due to lower premiums partially offset by ongoing expense discipline.

International Results

Three Months Ended March 31,			Percentage
(in millions)	2021	2020	Change
Underwriting results:
Net premiums written	$3,549	$3,222	10%
(Increase) decrease in unearned premiums	(71)	126	NM
Net premiums earned	3,478	3,348	4
Losses and loss adjustment expenses incurred	1,946	2,074	(6)
Acquisition expenses:
Amortization of deferred policy acquisition costs	566	555	2
Other acquisition expenses	216	228	(5)
Total acquisition expenses	782	783	-
General operating expenses	475	475	-
Underwriting income	$275	$16	NM	%
Loss ratio	56.0	61.9	(5.9)
Acquisition ratio	22.5	23.4	(0.9)
General operating expense ratio	13.7	14.2	(0.5)
Expense ratio	36.2	37.6	(1.4)
Combined ratio	92.2	99.5	(7.3)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(1.9)	(7.0)	5.1
Prior year development, net of (additional) return
premium on loss sensitive business	(0.1)	1.1	(1.2)
Accident year loss ratio, as adjusted	54.0	56.0	(2.0)
Accident year combined ratio, as adjusted	90.2	93.6	(3.4)

90 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Business and Financial Highlights

The International General Insurance business is focused on underwriting profits and improved efficiency, further improving underwriting margins, and growing profitably in businesses and geographies that support our growth strategy.

Underwriting income increased in the first quarter of 2021 compared to the same period in the prior year primarily due to significantly lower catastrophe losses, lower accident year loss ratio, as adjusted primarily due to strong premium rate increases across most Commercial Lines, benefits from underwriting actions and better risk selection and a lower acquisition ratio, partially offset by unfavorable prior year reserve development compared to favorable prior year reserve development in the first quarter of 2020.

Net premiums written, excluding the impact of foreign exchange, increased in the first quarter of 2021 compared to the same period in the prior year primarily due to rate increases across most Commercial Lines, in particular Property and Financial Lines, growth in Financial Lines and Warranty, partially offset by the impact of COVID-19, most notably in Personal Lines.

For a discussion of 2021 reinsurance programs see Part II, Item 7 MD&A – Enterprise Risk Management in the 2020 Annual Report.

International Underwriting Income (Loss) Three Months Ended March 31, (in millions)

2021 and 2020 Comparison

Underwriting income increased primarily due to:

• significantly lower catastrophe losses;

• lower accident year loss ratio, as adjusted primarily driven by strong premium rate increases across most Commercial Lines, benefits from underwriting actions and better risk selection; and

• a lower acquisition ratio primarily driven by change in business mix and changes in 2021 reinsurance program.

These increases were partially offset by:

• unfavorable prior year reserve development compared to favorable prior year reserve development in casualty in the prior year.

AIG | First Quarter 2021 Form 10-Q 91

ITEM 2 | Business Segment Operations | General Insurance

International Net Premiums Written Three Months Ended March 31, (in millions)

2021 and 2020 Comparison

Net premiums written, excluding the impact of foreign exchange, increased due to:

• rate increases across most Commercial Lines, in particular Property and Financial Lines; and

• growth in Financial Lines and Warranty.

These increases were partially offset by:

• the impact of COVID-19, most notably in Personal Lines.

International Combined Ratios Three Months Ended March 31,

2021 and 2020 Comparison

The decrease in the combined ratio reflected a decrease in both the loss ratio and the expense ratio.

The decrease in the loss ratio reflected:

• significantly lower catastrophe losses; and

• lower accident year loss ratio, as adjusted primarily driven by strong premium rate increases across most Commercial Lines, benefits from underwriting actions and better risk selection.

These decreases were partially offset by unfavorable prior year reserve development compared to favorable prior year reserve development in casualty in the prior year.

The decrease in the expense ratio reflected a lower acquisition ratio primarily driven by change in business mix, changes in 2021 reinsurance program and a lower general operating expense ratio due to higher premiums and ongoing expense discipline.

92 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Life and Retirement

Life and Retirement consists of four operating segments: Individual Retirement, Group Retirement, Life Insurance and Institutional Markets. We offer a broad portfolio of products in the U.S. through a multichannel distribution network and life and health products in the UK and Ireland.

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

Retail Mutual Funds: Includes our mutual fund offerings and related administration and servicing operations. Retail Mutual Funds are distributed primarily through broker-dealers. For further details on the Sale of Certain Assets of the Retail Mutual Funds Business, see Executive Summary – Overview.

Group Retirement: Products and services consist of group mutual funds, group annuities, individual annuity and investment products, financial planning and advisory services, and plan administrative and compliance services.

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

Institutional Markets: Products primarily include stable value wrap products, structured settlement and pension risk transfer annuities (direct and assumed reinsurance), corporate- and bank-owned life insurance, high net worth products and guaranteed investment contracts (GICs). Institutional Markets products are primarily distributed through specialized marketing and consulting firms and structured settlement brokers.

AIG | First Quarter 2021 Form 10-Q 93

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

Group Retirement continues to enhance its technology platform to improve the customer experience for plan sponsors and individual participants. AIG Retirement Services’ (formerly VALIC) self-service tools paired with its career financial advisors provide a compelling service platform. Group Retirement’s strategy also involves providing financial planning services for its clients and meeting their need for income in retirement. In this advisory role, Group Retirement’s clients may invest in assets in which AIG or a third-party is custodian.

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

Manage our Balance Sheet through a rigorous approach to our products and portfolio. We match our product design and high quality investments with our asset and liability exposures to support our cash and liquidity needs under various operating scenarios.

Deliver Value Creation and Manage Capital by striving to deliver solid earnings and returns on capital through disciplined pricing, sustainable underwriting improvements, expense efficiency, and diversification of risk, while optimizing capital allocation and efficiency within insurance entities to enhance return on common equity.

94 AIG | First Quarter 2021 Form 10-Q

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

Our primary challenges include:

• a low interest rate environment, which makes it difficult to profitably price new products and puts margin pressure on existing business due to lower reinvestment yields;

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

OUTLOOK–INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our specific operating segments:

The worldwide health and economic impact of COVID-19 continues to evolve, influenced by the scope, severity and duration of the crisis as well as the actions of governments, judiciaries, legislative bodies, regulators and other third parties in response, as well as the distribution and effectiveness of vaccinations, all of which are subject to continuing uncertainty. The impact on the results for the first quarter of 2021 with respect to COVID-19 is primarily but not limited to related COVID-19 mortality.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC. While we currently believe an initial public offering represents an optimal path, no assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur.

On February 8, 2021, we announced we entered into a definitive agreement with Touchstone, an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of AIG Life and Retirement’s Retail Mutual Funds business. As of March 31, 2021, AIG Life and Retirement’s Retail Mutual Funds business managed $7.6 billion in assets across eighteen funds. Pursuant to the definitive agreement, twelve retail mutual funds with $7.4 billion in assets will be reorganized into Touchstone funds. The transaction closing is subject to customary regulatory and fund shareholder approvals and is targeted for mid-2021. Six retail mutual funds with $0.2 billion in assets, excluding fund of funds, managed by AIG Life and Retirement and not included in the transaction will be wound down and liquidated. AIG Life and Retirement will retain its fund management platform and capabilities dedicated to its variable insurance products.

For additional information please see the 2020 Annual Report, Part I, Item 1A. Risk Factors – Business and Operations – No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, the separation could cause the emergence or exacerbate the effects of other risks to which AIG is exposed.

AIG | First Quarter 2021 Form 10-Q 95

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement

Increasing life expectancy and reduced expectations for traditional retirement income from defined benefit programs and fixed income securities are leading Americans to seek additional financial security as they approach retirement. The strong demand for individual index and fixed deferred annuities with guaranteed income features has attracted increased competition in this product space. In response to the low interest rate environment, which has added pressure to profit margins, we have developed guaranteed income benefits for variable, fixed index, and fixed deferred annuities with margins that are less sensitive to the level of interest rates.

Changes in the capital markets (interest rate environment, equity markets, volatility) can have a significant impact on sales, surrender rates, investment returns, guaranteed income features, and net investment spreads in the annuity industry.

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

Changes in the interest rate and equity market environment can have a significant impact on investment returns, fee income, advisory and other income, guaranteed income features, and net investment spreads, and a moderate impact on sales and surrender rates.

Life Insurance

Consumers have a significant need for life insurance, whether it is used for income replacement for their surviving family, estate planning or wealth transfer. Additionally, consumers use life insurance to provide living benefits in case of chronic, critical or terminal illnesses, and to supplement retirement income.

In response to consumer needs and a low interest rate environment, our Life Insurance product portfolio will continue to promote products with lower long-duration interest rate risk and mitigate exposure to products that have long-duration interest rate risk through sales levels and hedging strategies.

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

96 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

life and retirement RESULTS

Three Months Ended March 31,			Percentage
(in millions)	2021	2020	Change
Revenues:
Premiums	$600	$1,267	(53)%
Policy fees	783	733	7
Net investment income	2,353	2,066	14
Advisory fee and other income	244	220	11
Total adjusted revenues	3,980	4,286	(7)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	1,257	1,789	(30)
Interest credited to policyholder account balances	870	897	(3)
Amortization of deferred policy acquisition costs	225	322	(30)
General operating and other expenses*	653	635	3
Interest expense	34	42	(19)
Total benefits, losses and expenses	3,039	3,685	(18)
Adjusted pre-tax income	$941	$601	57%

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

For additional information on our investment strategy, asset-liability management process and invested asset composition see Investments.

Individual Retirement Results

Three Months Ended March 31,			Percentage
(in millions)	2021	2020	Change
Revenues:
Premiums	$25	$41	(39)%
Policy fees	232	207	12
Net investment income	1,068	973	10
Advisory fee and other income	152	147	3
Benefits and expenses:
Policyholder benefits and losses incurred	116	138	(16)
Interest credited to policyholder account balances	426	443	(4)
Amortization of deferred policy acquisition costs	133	221	(40)
Non deferrable insurance commissions	88	79	11
Advisory fee expenses	52	52	-
General operating expenses	114	110	4
Interest expense	16	20	(20)
Adjusted pre-tax income (loss)	$532	$305	74%
Fixed annuities base net investment spread:
Base yield*	3.99%	4.36%	(37)	bps
Cost of funds	2.62	2.61	1
Fixed annuities base net investment spread	1.37%	1.75%	(38)	bps

* Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

AIG | First Quarter 2021 Form 10-Q 97

ITEM 2 | Business Segment Operations | Life and Retirement

Business and Financial Highlights

The market environment continues to reflect uncertainties in the annuity business resulting from a low interest rate environment as well as the COVID-19 crisis. Premiums and deposits increased in the first quarter of 2021 compared to the same period in the prior year. Net flows improved in the first quarter of 2021 compared to the same period in the prior year primarily due to higher sales in variable and index annuities, as well as lower retail mutual fund surrenders and withdrawals, partially offset by lower retail mutual fund sales and higher annuity surrenders and withdrawals.

Adjusted pre-tax income increased in the first quarter of 2021 compared to the same period in the prior year, primarily driven by decreases in variable annuity DAC/SIA amortization and reserves, higher net investment income driven by higher yield enhancement and alternative investment income, and higher policy and advisory fee income. Partially offsetting these increases was lower income resulting from decreased reinvestment rates on the base portfolio.

Individual Retirement Adjusted Pre-Tax Income (Loss) Three Months Ended March 31, (in millions)

2021 and 2020 Comparison

Adjusted pre-tax income increased primarily due to:

• decreases in variable annuity DAC/SIA amortization and reserves due to stronger equity market performance;

• increase in net investment income driven by higher private equity and hedge fund income, higher gains on securities for which the fair value option was elected, and higher call and tender income, partially offset by lower income resulting from decreased reinvestment rates on the base portfolio; and

• higher policy and advisory fee income, due to an increase in separate account assets.

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums decreased in the first quarter of 2021 compared to the same period in the prior year. Premiums are generally not a significant driver of Individual Retirement results.

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

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2021	2020
Premiums	$25	$41
Deposits	3,349	3,079
Other	(1)	(4)
Premiums and deposits	$3,373	$3,116

98 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

The following table presents surrenders as a percentage of average reserves:

Three Months Ended March 31,	2021	2020
Surrenders as a percentage of average reserves
Fixed annuities	7.1%	6.6%
Variable and index annuities	6.4	6.5
Variable annuities	7.1	7.3
Index annuities	4.8	4.2

The following table presents reserves for fixed annuities and variable and index annuities by surrender charge category:

	March 31, 2021		December 31, 2020*
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$27,226	$31,325	$27,110	$30,954
Greater than 0% - 2%	2,009	11,392	2,298	11,647
Greater than 2% - 4%	2,929	14,950	2,758	15,361
Greater than 4%	15,665	32,465	16,163	32,261
Non-surrenderable	2,210	-	2,214	-
Total reserves	$50,039	$90,132	$50,543	$90,223

* Certain reclassifications have been made to the prior year amounts for consistency with the current year presentation.

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For fixed annuities, the proportion of reserves subject to surrender charge at March 31, 2021 decreased compared to December 31, 2020. The increase in reserves with no surrender charge for variable and index annuities at March 31, 2021 compared to December 31, 2020 was principally due to normal aging of business.

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows Three Months Ended March 31, (in millions)

2021 and 2020 Comparison

• Fixed Annuities premiums and deposits decreased primarily due to the low interest rate environment. Net flows remained negative.

• Variable and Index Annuities premiums and deposits increased primarily due to higher variable annuity sales driven by growth in independent and regional broker dealers, and higher index annuity sales driven by growth in wirehouse and bank channels. Variable annuity net flows remained negative but improved primarily due to an increase in sales partially offset by higher surrenders and death benefits. Index annuity net flows decreased primarily due to higher surrenders and death benefits, partially offset by higher sales.

• Retail Mutual Funds premiums and deposits decreased due to investors’ continued preference for passive, low-fee investment vehicles, the distribution channel disruptions related to COVID-19 and reduction of flows within our largest fund. Net flows remained negative but significantly improved due to lower surrenders partially offset by lower deposits.

AIG | First Quarter 2021 Form 10-Q 99

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Results

Three Months Ended March 31,			Percentage
(in millions)	2021	2020	Change
Revenues:
Premiums	$4	$6	(33)%
Policy fees	124	109	14
Net investment income	600	517	16
Advisory fee and other income	78	62	26
Benefits and expenses:
Policyholder benefits and losses incurred	18	33	(45)
Interest credited to policyholder account balances	283	281	1
Amortization of deferred policy acquisition costs	16	35	(54)
Non deferrable insurance commissions	29	28	4
Advisory fee expenses	31	24	29
General operating expenses	113	139	(19)
Interest expense	9	11	(18)
Adjusted pre-tax income (loss)	$307	$143	115%
Base net investment spread:
Base yield*	4.10%	4.39%	(29)	bps
Cost of funds	2.62	2.69	(7)
Base net investment spread	1.48%	1.70%	(22)	bps

* Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. However, external factors, including increased competition and the consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement’s customer retention. Premiums and deposits slightly decreased in the first quarter of 2021 compared to the same period in the prior year. Net flows remained negative and deteriorated in the first quarter of 2021 compared to the same period in 2020 primarily due to higher surrenders.

Adjusted pre-tax income increased in the first quarter of 2021 compared to the same period in 2020 primarily from higher net investment returns in our alternative portfolio, higher yield enhancement income, decreases in variable annuity DAC amortization and reserves, lower general operating expenses and higher policy and advisory fee income. Partially offsetting these increases was lower income resulting from decreased reinvestment rates on the base portfolio.

100 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income (Loss) Three Months Ended March 31, (in millions)

2021 and 2020 Comparison

Adjusted pre-tax income increased primarily due to :

• higher net investment income, primarily driven by higher private equity returns, higher gains on calls and higher gains on securities for which the fair value option was elected;

• decreases in variable annuity DAC amortization and reserves due to stronger equity market performance;

• lower general operating expenses primarily due to decreased regulatory expenses and savings from COVID-19 travel restrictions; and

• higher policy and advisory fee income, net of expenses, due to an increase in separate account and mutual fund average assets.

Partially offsetting these increases were:

• lower income resulting from decreased reinvestment rates on the base portfolio partially offset by higher average invested assets and lower interest credited.

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in the first quarter of 2021, which primarily represents immediate annuities, decreased compared to the same period in the prior year. Premiums are not a significant driver of Group Retirement results.

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

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2021	2020
Premiums	$4	$6
Deposits	1,814	1,849
Premiums and deposits	$1,818	$1,855

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

Three Months Ended March 31,	2021	2020
Surrenders as a percentage of average reserves and mutual funds	8.9%	9.4%

AIG | First Quarter 2021 Form 10-Q 101

ITEM 2 | Business Segment Operations | Life and Retirement

The following table presents reserves for Group Retirement annuities by surrender charge category:

	March 31,		December 31,
(in millions)	2021	(a)	2020	(a)
No surrender charge(b)	$78,487		$77,507
Greater than 0% - 2%	632		565
Greater than 2% - 4%	749		829
Greater than 4%	6,236		6,119
Non-surrenderable	721		616
Total reserves	$86,825		$85,636

(a) Excludes mutual fund assets under administration of $25.9 billion and $25.0 billion at March 31, 2021 and December 31, 2020, respectively.

(b) Group Retirement amounts in this category include general account reserves of approximately $6.4 billion and $6.3 billion at March 31, 2021 and December 31, 2020 respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and general account reserves of $5.8 billion at both March 31, 2021 and December 31, 2020, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.

Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. At March 31, 2021, Group Retirement annuity reserves with no surrender charge increased compared to December 31, 2020 primarily due to growth in assets under management.

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended March 31, (in millions)

2021 and 2020 Comparison

Net flows remained negative and deteriorated due to higher surrenders. There were approximately $0.4 billion of large plan related surrenders in the first quarter of 2021 compared to approximately $0.2 billion of large plan related surrenders in the same period in the prior year. External factors including consolidation of healthcare providers and other employers in target markets continue to impact Group Retirement customer retention.

102 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance Results

Three Months Ended March 31,			Percentage
(in millions)	2021	2020	Change
Revenues:
Premiums	$532	$463	15%
Policy fees	380	371	2
Net investment income	407	355	15
Other income	14	11	27
Benefits and expenses:
Policyholder benefits and losses incurred	1,004	778	29
Interest credited to policyholder account balances	88	93	(5)
Amortization of deferred policy acquisition costs	75	65	15
Non deferrable insurance commissions	33	28	18
General operating expenses	166	150	11
Interest expense	7	8	(13)
Adjusted pre-tax income (loss)	$(40)	$78	NM	%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Adjusted pre-tax loss in the first quarter of 2021 compared to adjusted pre-tax income in the same period in the prior year was primarily due to higher mortality driven by COVID-19 partially offset by higher net investment income.

Life Insurance Adjusted Pre-Tax Income (Loss) Three Months Ended March 31, (in millions)

2021 and 2020 Comparison

Adjusted pre-tax loss compared to adjusted pre-tax income primarily due to:

• higher mortality driven by COVID-19.

Partially offset by:

• higher net investment income, primarily driven by higher gains on calls and higher equity partnership income due to stronger equity market performance.

AIG | First Quarter 2021 Form 10-Q 103

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums, excluding the effect of foreign exchange, increased in the first quarter of 2021 compared to the same period in the prior year. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2021	2020
Premiums	$532	$463
Deposits	397	403
Other	202	196
Premiums and deposits	$1,131	$1,062

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits Three Months Ended March 31, (in millions)
2021 and 2020 Comparison Premiums and deposits, excluding the effect of foreign exchange, increased primarily due to growth in international life and group premiums.

104 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional markets Results

Three Months Ended March 31,			Percentage
(in millions)	2021	2020	Change
Revenues:
Premiums	$39	$757	(95)%
Policy fees	47	46	2
Net investment income	278	221	26
Benefits and expenses:
Policyholder benefits and losses incurred	119	840	(86)
Interest credited to policyholder account balances	73	80	(9)
Amortization of deferred policy acquisition costs	1	1	-
Non deferrable insurance commissions	7	8	(13)
General operating expenses	20	17	18
Interest expense	2	3	(33)
Adjusted pre-tax income (loss)	$142	$75	89%

Business and Financial Highlights

Institutional Markets is focused on opportunities to grow its portfolio while maintaining pricing discipline. Product distribution continues to be strong. Growth in assets under management in recent years has partially driven higher net investment income and adjusted pre-tax income in the first quarter of 2021, compared to the same period in the prior year.

Institutional Markets Adjusted Pre-Tax Income (Loss) Three Months Ended March 31, (in millions)

2021 and 2020 Comparison

Decrease in premiums and policyholder benefits were primarily due to lower pension risk transfer business written in 2021 compared to 2020.

Adjusted pre-tax income increased primarily due to:

• higher alternative investment returns due to higher equity partnership returns and yield enhancement income due to higher gains on call and tender income; and

• higher average invested assets and lower interest credited.

AIG | First Quarter 2021 Form 10-Q 105

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums decreased in the first quarter of 2021 compared to the same period in the prior year primarily driven by pension risk transfer business (direct and assumed reinsurance) written in the first quarter of 2020.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on investment-type annuity contracts, including GICs. Deposits also include FHLB funding agreements.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

Three Months Ended March 31,
(in millions)	2021	2020
Premiums	$39	$757
Deposits	34	211
Other	7	8
Premiums and deposits	$80	$976

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits Three Months Ended March 31, (in millions)

2021 and 2020 Comparison

Premiums and deposits decreased due to lower pension risk transfer (direct and assumed reinsurance) and structured settlement sales, and lower deposits on GICs and high net worth products.

106 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Other Operations

Other Operations

Other Operations primarily consists of income from assets held by AIG Parent and other corporate subsidiaries, deferred tax assets related to tax attributes, corporate expenses and intercompany eliminations, our institutional asset management business and results of our consolidated investment entities, General Insurance portfolios in run-off as well as the historical results of our legacy insurance lines ceded to Fortitude Re.

Other Operations Results

Three Months Ended March 31,			Percentage
(in millions)	2021	2020	Change
Revenues:
Premiums	$52	$104	(50)%
Policy fees	-	21	NM
Net investment income:
Interest and dividends	50	478	(90)
Alternative investments	207	(23)	NM
Other investment income (loss)	(2)	(248)	99
Investment expenses	(6)	(17)	65
Total net investment income	249	190	31
Other income	23	-	NM
Total adjusted revenues	324	315	3
Benefits, losses and expenses:
Policyholder benefits and losses incurred	66	449	(85)
Interest credited to policyholder account balances	-	49	NM
Acquisition expenses:
Amortization of deferred policy acquisition costs	10	18	(44)
Other acquisition expenses	-	1	NM
Total acquisition expenses	10	19	(47)
General operating expenses
Corporate and Other	241	286	(16)
Asset Management	35	16	119
Amortization of intangible assets	10	10	-
Total General operating expenses	286	312	(8)
Interest expense:
Interest - Corporate and Other	272	273	-
Interest - Asset Management*	44	48	(8)
Total interest expense	316	321	(2)
Total benefits, losses and expenses	678	1,150	(41)
Adjusted pre-tax income (loss) before consolidation and
eliminations	(354)	(835)	58
Consolidation and eliminations	(176)	(87)	(102)
Adjusted pre-tax loss	$(530)	$(922)	43%

Adjusted pre-tax income (loss) by activities:
Corporate and Other	$(552)	$(879)	37%
Asset Management	198	44	350
Consolidation and eliminations	(176)	(87)	(102)
Adjusted pre-tax loss	$(530)	$(922)	43%

* Interest – Asset Management primarily represents interest expense on consolidated investment entities of $41 million and $46 million in the three-month periods ended March 31, 2021 and 2020, respectively.

2021 and 2020 Comparison

Adjusted pre-tax loss decreased primarily due to:

• higher net investment income associated with consolidated investment entities; and

• lower premiums and policyholder benefits and losses incurred due to the deconsolidation of Fortitude Re on June 2, 2020.

AIG | First Quarter 2021 Form 10-Q 107

ITEM 2 | Investments

Investments

Overview

Our investment strategies are tailored to the specific business needs of each operating unit by targeting an asset allocation mix that supports estimated cash flows of our outstanding liabilities and provides diversification from an asset class, sector, issuer, and geographic perspective. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus. The majority of assets backing our insurance liabilities consist of fixed maturity securities.

The worldwide health and economic impact of COVID-19 continues to evolve, influenced by the scope, severity and duration of the crisis as well as the actions of governments, judiciaries, legislative bodies, regulators and other third parties in response, including the distribution and effectiveness of vaccinations, all of which are subject to continuing uncertainty. Weak initial economic conditions resulting from COVID-19 have been met with intervention taken by governments and monetary authorities aimed at stimulating growth, resulting in a sharp recovery on our overall investment portfolio to pre-COVID-19 conditions. In certain segments of our diversified investment portfolio, there have been exposures to sectors of the economy significantly affected by the crisis, which has, in certain periods, resulted in the recognition of credit losses and increases in our allowance for credit losses. Further recognition of credit losses and increases in our allowances for credit losses could result if new business closures are imposed or economic conditions worsen in response to a future resurgence of the virus.

INVESTMENT HIGHLIGHTS IN THE FIRST QUARTER OF 2021

• A significant rise in interest rates resulted in a net unrealized loss movement in our investment portfolio. Net unrealized gains in our available for sale portfolio decreased to approximately $15.7 billion as of March 31, 2021 from approximately $27.4 billion as of December 31, 2020.

• We continued to make investments in structured securities and other fixed maturity securities with favorable risk compared to return characteristics to improve yields and increase net investment income.

• We experienced an increase in net investment income in the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020 due primarily to the higher income on our alternative investments and fair value option equity security holdings that directionally followed the positive returns achieved in equity markets. The same period in the prior year experienced significant volatility and declines in equity markets.

• Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

Investment Strategies

Investment strategies are assessed at the segment level and involve considerations that include local and general market conditions, duration and cash flow management, risk appetite and volatility constraints, rating agency and regulatory capital considerations, and tax and legal investment limitations.

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

108 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Investments

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

Asset Liability Management

The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies’ North America operations have an average duration of 3.7 years. Fixed maturity securities of the General Insurance companies’ International operations have an average duration of 4.3 years.

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

The Life and Retirement companies use asset-liability management as a primary tool to monitor and manage risk in their businesses. The Life and Retirement companies maintain a diversified, high-to-medium quality portfolio of fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans that, to the extent practicable, match the duration characteristics of the liabilities. We seek to diversify the portfolio across asset classes, sectors, and issuers to mitigate idiosyncratic portfolio risks. The investment portfolio of each product line is tailored to the specific characteristics of its insurance liabilities, and as a result, duration varies between distinct portfolios. The interest rate environment has a direct impact on the asset-liability management profile of the businesses, and an extended low interest rate environment may result in a lengthening of liability durations from initial estimates, primarily due to lower lapses, which may require us to further extend the duration of the investment portfolio. A further lengthening of the portfolio will be assessed in the context of available market opportunities as longer duration markets may not provide similar diversification benefits as shorter duration markets.

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

AIG | First Quarter 2021 Form 10-Q 109

ITEM 2 | Investments

NAIC Designations of Fixed Maturity Securities

The Securities Valuation Office (SVO) of the NAIC evaluates the investments of U.S. insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called ‘NAIC Designations.’ In general, NAIC Designations of ‘1’ highest quality, or ‘2’ high quality, include fixed maturity securities considered investment grade, while NAIC Designations of ‘3’ through ‘6’ generally include fixed maturity securities referred to as below investment grade. NAIC Designations for non-agency RMBS and CMBS are calculated using third party modeling results provided through the NAIC. These methodologies result in an improved NAIC Designation for such securities compared to the rating typically assigned by the three major rating agencies. The following tables summarize the ratings distribution of AIG subsidiaries’ fixed maturity security portfolio by NAIC Designation, and the distribution by composite AIG credit rating, which is generally based on ratings of the three major rating agencies.

For a full description of the composite AIG credit ratings see – Credit Ratings.

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

March 31, 2021
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$97,612	$84,422	$182,034	$9,677	$7,638	$1,474	$113	$18,902	$200,936
Mortgage-backed, asset-backed and collateralized	60,379	4,282	64,661	281	100	44	1,949	2,374	67,035
Total*	$157,991	$88,704	$246,695	$9,958	$7,738	$1,518	$2,062	$21,276	$267,971

* Excludes $14 million of fixed maturity securities for which no NAIC Designation is available.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

March 31, 2021
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$101,370	$80,543	$181,913	$9,305	$7,276	$2,442	$19,023	$200,936
Mortgage-backed, asset-backed and collateralized	51,261	4,667	55,928	579	377	10,151	11,107	67,035
Total*	$152,631	$85,210	$237,841	$9,884	$7,653	$12,593	$30,130	$267,971

* Excludes $14 million of fixed maturity securities for which no NAIC Designation is available.

Credit Ratings

At March 31, 2021, approximately 88 percent of our fixed maturity securities were held by our domestic entities. Approximately 88 percent of these securities were rated investment grade by one or more of the principal rating agencies. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At March 31, 2021, approximately 95 percent of such investments were either rated investment grade or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated investment grade. Approximately 26 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

110 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Investments

For a discussion of credit risks associated with Investments see Part II, Item 7. MD&A – Enterprise Risk Management – Credit Risk Management in the 2020 Annual Report.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in millions)	2021	2020	2021	2020	2021	2020
Rating:
Other fixed maturity
securities
AAA	$11,266	$11,758	$1,709	$1,803	$12,975	$13,561
AA	34,926	36,146	42	42	34,968	36,188
A	53,414	57,255	12	12	53,426	57,267
BBB	80,544	80,878	-	-	80,544	80,878
Below investment grade	17,970	18,087	-	-	17,970	18,087
Non-rated	1,067	769	-	-	1,067	769
Total	$199,187	$204,893	$1,763	$1,857	$200,950	$206,750
Mortgage-backed, asset-
backed and collateralized
AAA	$29,266	$31,133	$310	$347	$29,576	$31,480
AA	14,972	15,287	179	195	15,151	15,482
A	6,391	6,711	144	145	6,535	6,856
BBB	4,347	4,137	320	343	4,667	4,480
Below investment grade	8,822	9,281	2,002	2,165	10,824	11,446
Non-rated	27	54	255	239	282	293
Total	$63,825	$66,603	$3,210	$3,434	$67,035	$70,037
Total
AAA	$40,532	$42,891	$2,019	$2,150	$42,551	$45,041
AA	49,898	51,433	221	237	50,119	51,670
A	59,805	63,966	156	157	59,961	64,123
BBB	84,891	85,015	320	343	85,211	85,358
Below investment grade	26,792	27,368	2,002	2,165	28,794	29,533
Non-rated	1,094	823	255	239	1,349	1,062
Total	$263,012	$271,496	$4,973	$5,291	$267,985	$276,787

Available-for-Sale Investments

The following table presents the fair value of our available-for-sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2021	2020
Bonds available for sale:
U.S. government and government sponsored entities	$3,977	$4,126
Obligations of states, municipalities and political subdivisions	15,139	16,124
Non-U.S. governments	15,187	15,345
Corporate debt	164,884	169,298
Mortgage-backed, asset-backed and collateralized:
RMBS	30,108	31,465
CMBS	15,149	16,133
CDO/ABS	18,568	19,005
Total mortgage-backed, asset-backed and collateralized	63,825	66,603
Total bonds available for sale*	$263,012	$271,496

* At March 31, 2021 and December 31, 2020, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $27.9 billion and $28.2 billion, respectively.
AIG | First Quarter 2021 Form 10-Q 111

ITEM 2 | Investments

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	March 31,	December 31,
(in millions)	2021	2020
Japan	$1,407	$1,510
Canada	1,159	986
United Kingdom	771	820
France	715	790
Germany	626	642
Indonesia	552	554
Israel	521	535
United Arab Emirates	483	519
Chile	421	398
Qatar	397	410
Other	8,135	8,181
Total	$15,187	$15,345

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	March 31, 2021
			Non-			December 31,
		Financial	Financial	Structured		2020
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$715	$1,806	$1,400	$-	$3,921	$4,206
Germany	626	201	2,760	-	3,587	3,691
Netherlands	230	1,058	1,228	82	2,598	2,804
Ireland	12	137	494	1,441	2,084	2,162
Belgium	135	253	1,096	-	1,484	1,538
Spain	26	355	511	-	892	989
Luxembourg	86	260	433	-	779	712
Italy	21	79	472	-	572	580
Finland	78	27	42	-	147	123
Austria	64	-	-	-	64	93
Other Euro-Zone	548	97	253	-	898	928
Total Euro-Zone	$2,541	$4,273	$8,689	$1,523	$17,026	$17,826
Remainder of Europe:
United Kingdom	$771	$4,286	$9,570	$2,051	$16,678	$17,066
Switzerland	19	944	733	-	1,696	1,778
Sweden	158	264	134	-	556	646
Norway	355	55	120	-	530	556
Russian Federation	169	21	199	-	389	407
Other - Remainder of Europe	63	47	155	-	265	227
Total - Remainder of Europe	$1,535	$5,617	$10,911	$2,051	$20,114	$20,680
Total	$4,076	$9,890	$19,600	$3,574	$37,140	$38,506

112 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Investments

Investments in Municipal Bonds

At March 31, 2021, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 92 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	March 31, 2021
	State	Local		Total	December 31,
	General	General		Fair	2020
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
California	$710	$396	$1,968	$3,074	$3,301
New York	7	282	2,638	2,927	3,135
Texas	95	494	899	1,488	1,553
Illinois	88	101	884	1,073	1,106
Massachusetts	414	1	343	758	800
Ohio	24	-	478	502	542
Georgia	106	71	286	463	494
Florida	6	-	414	420	436
Washington	166	6	230	402	413
Virginia	9	-	373	382	456
Pennsylvania	17	2	345	364	399
Washington, D.C.	11	-	279	290	328
New Jersey	12	1	267	280	269
All other states(a)	333	232	2,151	2,716	2,892
Total(b)(c)	$1,998	$1,586	$11,555	$15,139	$16,124

(a) We did not have material credit exposure to the government of Puerto Rico.

(b) Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c) Includes $635 million of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	March 31,	December 31,
(in millions)	2021	2020
Financial institutions:
Money center/Global bank groups	$10,167	$10,512
Regional banks – other	594	627
Life insurance	2,981	3,175
Securities firms and other finance companies	306	312
Insurance non-life	5,759	5,805
Regional banks – North America	7,039	7,505
Other financial institutions	15,690	15,581
Utilities	22,674	23,470
Communications	10,781	11,137
Consumer noncyclical	23,582	24,826
Capital goods	8,683	8,773
Energy	12,936	13,293
Consumer cyclical	12,659	13,213
Basic	5,866	5,894
Other	25,167	25,175
Total*	$164,884	$169,298

* At March 31, 2021 and December 31, 2020, respectively, approximately 89 percent and 90 percent of these investments were rated investment grade.

AIG | First Quarter 2021 Form 10-Q 113

ITEM 2 | Investments

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 4.9 percent at both March 31, 2021 and December 31, 2020, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2021	2020
Agency RMBS	$14,907	$15,816
Alt-A RMBS	7,062	7,278
Subprime RMBS	2,483	2,575
Prime non-agency	3,720	3,847
Other housing related	1,936	1,949
Total RMBS(a)(b)	$30,108	$31,465

(a) Includes approximately $7.3 billion and $7.6 billion at March 31, 2021 and December 31, 2020, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired Securities see Note 5 to the Condensed Consolidated Financial Statements.

(b) The weighted average expected life was five years at March 31, 2021 and five years at December 31, 2020.

Our underwriting practices for investing in RMBS, other asset-backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	March 31,	December 31,
(in millions)	2021	2020
CMBS (traditional)	$12,188	$12,917
Agency	1,868	2,078
Other	1,093	1,138
Total	$15,149	$16,133

The fair value of CMBS holdings remained stable during the first quarter of 2021. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in ABS/CDOs

The following table presents our ABS/CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	March 31,	December 31,
(in millions)	2021	2020
Collateral Type:
ABS	$8,992	$9,178
Bank loans (collateralized loan obligation)	9,557	9,793
Other	19	34
Total	$18,568	$19,005

114 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Investments

Unrealized Losses of Fixed Maturity Securities

The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

March 31, 2021	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$45,880	$1,830	6,435	$67	$14	4	$5	$5	1	$45,952	$1,849	6,440
7-11 months	4,520	312	556	221	52	7	-	-	-	4,741	364	563
12 months or more	4,462	152	641	70	22	11	2	1	1	4,534	175	653
Total	$54,862	$2,294	7,632	$358	$88	22	$7	$6	2	$55,227	$2,388	7,656
Below investment
grade bonds
0-6 months	$3,803	$69	1,795	$23	$8	11	$18	$13	14	$3,844	$90	1,820
7-11 months	794	26	236	21	7	15	3	3	4	818	36	255
12 months or more	4,128	187	996	372	85	35	22	17	11	4,522	289	1,042
Total	$8,725	$282	3,027	$416	$100	61	$43	$33	29	$9,184	$415	3,117
Total bonds
0-6 months	$49,683	$1,899	8,230	$90	$22	15	$23	$18	15	$49,796	$1,939	8,260
7-11 months	5,314	338	792	242	59	22	3	3	4	5,559	400	818
12 months or more	8,590	339	1,637	442	107	46	24	18	12	9,056	464	1,695
Total(e)	$63,587	$2,576	10,659	$774	$188	83	$50	$39	31	$64,411	$2,803	10,773

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost at March 31, 2021.

(c) For bonds, represents amortized cost net of allowance.

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

The allowance for credit losses was $13 million for investment grade bonds and $109 million for below investment grade bonds as of March 31, 2021.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the first quarter of 2021 was primarily attributable to decreases in the fair value of fixed maturity securities. For the first quarter of 2021, net unrealized gains related to fixed maturity securities decreased by $11.6 billion due primarily to an increase in interest rates.

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

AIG | First Quarter 2021 Form 10-Q 115

ITEM 2 | Investments

Commercial Mortgage Loans

At March 31, 2021, we had direct commercial mortgage loan exposure of $36.4 billion.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
March 31, 2021
State:
New York	107	$2,509	$5,193	$463	$443	$103	$-	$8,711	24%
California	65	840	1,346	247	525	773	32	3,763	10
New Jersey	47	1,797	31	423	96	12	33	2,392	7
Texas	51	624	1,147	169	105	144	-	2,189	6
Florida	69	420	152	495	214	216	-	1,497	4
Massachusetts	12	534	226	548	26	-	-	1,334	4
Illinois	21	559	573	10	17	-	22	1,181	3
Washington, D.C.	13	476	212	-	-	19	-	707	2
Pennsylvania	21	79	17	485	76	25	-	682	2
Ohio	23	170	10	180	260	-	-	620	2
Other states	180	1,980	717	1,160	680	390	-	4,927	13
Foreign	82	4,153	1,018	1,023	1,266	580	375	8,415	23
Total*	691	$14,141	$10,642	$5,203	$3,708	$2,262	$462	$36,418	100%
December 31, 2020
State:
New York	107	$2,624	$5,237	$465	$393	$102	$-	$8,821	24%
California	66	842	1,343	247	532	775	32	3,771	10
New Jersey	47	1,756	31	420	92	12	33	2,344	6
Texas	51	605	1,165	170	100	144	-	2,184	6
Florida	69	421	153	497	216	217	-	1,504	4
Massachusetts	12	536	227	551	25	-	-	1,339	4
Illinois	20	504	574	10	18	-	22	1,128	3
Washington, D.C.	13	465	213	-	-	19	-	697	2
Pennsylvania	21	79	17	489	76	25	-	686	2
Ohio	23	170	10	183	261	-	-	624	2
Other states	187	1,992	722	1,192	731	399	-	5,036	14
Foreign	84	3,975	1,020	1,025	1,322	575	373	8,290	23
Total*	700	$13,969	$10,712	$5,249	$3,766	$2,268	$460	$36,424	100%

* Does not reflect allowance for credit losses.

For additional discussion on commercial mortgage loans see Note 7 to the Consolidated Financial Statements in the 2020 Annual Report.

116 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Investments

Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses):

Three Months Ended March 31,	2021			2020
	Excluding	Fortitude Re
	Fortitude Re	Funds
	Funds	Withheld
(in millions)	Withheld Assets	Assets	Total
Sales of fixed maturity securities	$94	$295	$389	$214
Intent to sell	-	-	-	-
Change in allowance for credit losses on fixed maturity securities	51	2	53	(198)
Change in allowance for credit losses on loans	41	(5)	36	(38)
Foreign exchange transactions	(49)	(6)	(55)	(254)
Variable annuity embedded derivatives, net of related hedges	89	-	89	2,192
All other derivatives and hedge accounting	351	(117)	234	1,559
Other	118	4	122	44
Net realized capital gains – excluding Fortitude Re funds
withheld embedded derivative	695	173	868	3,519
Net realized capital gains (losses) on Fortitude Re funds withheld embedded
derivative	-	2,382	2,382	-
Net realized capital gains	$695	$2,555	$3,250	$3,519

Lower net realized capital gains in the first quarter of 2021 compared to the same period in the prior year were primarily due to lower derivative gains, which more than offset higher gains on securities sales and lower foreign exchange losses.

Variable annuity embedded derivatives, net of related hedges, reflected lower gains in the first quarter of 2021 compared to the same period in the prior year primarily due to changes in the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with guaranteed minimum withdrawal benefits (GMWB) embedded derivative, which are not hedged as part of our economic hedging program.

Net realized capital gains (losses) on Fortitude Re funds withheld assets primarily reflect increases in the valuation of the modified coinsurance and funds withheld assets. Increases in the valuation of these assets result in losses to AIG as the appreciation on the assets must under those reinsurance arrangements be transferred to Fortitude Re.

For additional discussion of market risk management related to these product features see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs in the 2020 Annual Report. For more information on the economic hedging target and the impact to pre-tax income of this program see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – Variable Annuity Guaranteed Benefits and Hedging Results in this MD&A.

For further discussion of our investment portfolio see Note 5 to the Condensed Consolidated Financial Statements.

AIG | First Quarter 2021 Form 10-Q 117

ITEM 2 | Insurance Reserves

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	March 31, 2021			December 31, 2020
	Net liability for	Reinsurance	Gross liability	Net liability for	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	unpaid losses	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	and loss	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$3,783	$5,704	$9,487	$3,905	$5,653	$9,558
U.S. Excess Casualty	3,575	4,600	8,175	3,746	4,584	8,330
U.S. Other Casualty	3,763	4,581	8,344	3,520	4,568	8,088
U.S. Financial Lines	4,897	2,229	7,126	4,838	2,193	7,031
U.S. Property and Special Risks	6,294	2,691	8,985	6,181	2,571	8,752
U.S. Personal Insurance	1,086	1,675	2,761	1,116	1,626	2,742
UK/Europe Casualty and Financial Lines	7,002	1,506	8,508	6,826	1,225	8,051
UK/Europe Property and Special Risks	2,781	1,309	4,090	2,679	1,215	3,894
UK/Europe and Japan Personal Insurance	2,213	594	2,807	2,219	505	2,724
Other product lines(b)	6,091	5,536	11,627	6,202	5,410	11,612
Unallocated loss adjustment expenses(b)	1,494	1,123	2,617	1,526	1,106	2,632
Total General Insurance	42,979	31,548	74,527	42,758	30,656	73,414
Other Operations Run-Off:
U.S. Run-Off Long Tail Insurance Lines
(net of discount)	151	3,446	3,597	205	3,500	3,705
Other run-off product lines	242	67	309	210	60	270
Blackboard U.S. Holdings, Inc.	124	94	218	88	101	189
Unallocated loss adjustment expenses	65	116	181	28	114	142
Total Other Operations Run-Off	582	3,723	4,305	531	3,775	4,306

Total	$43,561	$35,271	$78,832	$43,289	$34,431	$77,720

(a) Includes net loss reserve discount of $796 million and $725 million as of March 31, 2021 and December 31, 2020, respectively. For discussion of loss reserve discount see Note 10 to the Condensed Consolidated Financial Statements.

(b) Other product lines and Unallocated loss adjustment expenses includes $3.7 billion within Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense as of March 31, 2021, and $3.8 billion within Gross liability for unpaid losses and loss adjustment expense as of December 31, 2020, for the Fortitude Re reinsurance.

Prior Year Development

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

Three Months Ended March 31,
(in millions)	2021	2020
General Insurance:
North America*	$(58)	$(25)
International	2	(35)
Total General Insurance	$(56)	$(60)
Other Operations Run-Off	19	-
Total prior year (favorable) unfavorable development	$(37)	$(60)

* Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $52 million and $53 million for the three-month periods ended March 31, 2021 and 2020, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $1 million and $6 million for the three-month periods ended March 31, 2021 and 2020, respectively. Also excludes the related changes in amortization of the deferred gain, which were $20 million and $22 million for the three-month periods ended March 31, 2021 and 2020, respectively.

118 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Insurance Reserves

Net Loss Development

In the three-month period ended March 31, 2021, we recognized favorable prior year loss reserve development of $37 million.

The key components of this development were as follows:

North America

• development for the quarter was largely driven by favorable amortization of the deferred gain from adverse development reinsurance with Catastrophe Property and Specialty and Non-Catastrophe Property and Specialty lines largely offsetting each other.

International

• development for the quarter consisted of Catastrophe and Non-Catastrophe Property and Other Short Tailed lines largely offsetting each other.

Other Operations:

• development for the quarter largely consisted of adverse development on our runoff Blackboard business.

In the three-month period ended March 31, 2020, we recognized favorable prior year loss reserve development of $60 million.

The key components of this development were as follows:

North America

• amortization of the deferred gain from the adverse development reinsurance agreement with NICO; and

• adverse development in Personal Insurance.

International

• favorable development in International Casualty recoveries.

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended March 31, 2021
(in millions)	Total	2020	2019 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(26)	$2	$(28)
U.S. Excess casualty	(12)	-	(12)
U.S. Other casualty	(2)	-	(2)
U.S. Financial Lines	(9)	-	(9)
U.S. Property and Special Risks	(2)	(14)	12
U.S. Personal Insurance	(4)	1	(5)
Other product lines	(3)	(2)	(1)
Total General Insurance North America	$(58)	$(13)	$(45)
General Insurance International:
UK/Europe Casualty and Financial Lines	$(4)	$(3)	$(1)
UK/Europe Property and Special Risks	3	9	(6)
UK/Europe and Japan Personal Insurance	(1)	(4)	3
Other product lines	4	11	(7)
Total General Insurance International	$2	$13	$(11)

Other Operations Run-Off	19	(1)	20

Total prior year (favorable) unfavorable development	$(37)	$(1)	$(36)

AIG | First Quarter 2021 Form 10-Q 119

ITEM 2 | Insurance Reserves

Three Months Ended March 31, 2020
(in millions)	Total	2019	2018 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(28)	$2	$(30)
U.S. Excess casualty	(13)	-	(13)
U.S. Other casualty	(11)	-	(11)
U.S. Financial Lines	(8)	-	(8)
U.S. Property and Special Risks	(7)	(4)	(3)
U.S. Personal Insurance	40	47	(7)
Other product lines	2	(14)	16
Total General Insurance North America	$(25)	$31	$(56)
General Insurance International:
UK/Europe Casualty and Financial Lines	$-	$-	$-
UK/Europe Property and Special Risks	(9)	(13)	4
UK/Europe and Japan Personal Insurance	(12)	(12)	-
Other product lines	(14)	3	(17)
Total General Insurance International	$(35)	$(22)	$(13)

Other Operations Run-Off	-	-	-

Total prior year (favorable) unfavorable development	$(60)	$9	$(69)

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

For a description of AIG’s catastrophe reinsurance protection for 2021, see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – General Insurance Companies’ Key Risks – Natural Catastrophe Risk in the 2020 Annual Report.

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of March 31, 2021 and as of December 31, 2020, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	March 31,	December 31,
(in millions)	2021	2020
Gross Covered Losses
Covered reserves before discount	$16,051	$16,534
Inception to date losses paid	25,683	25,198
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,734	$16,732

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,387	$13,386
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	3,199	3,198
Discount on ceded losses(a)	(872)	(911)
Pre-tax deferred gain before amortization	2,327	2,287
Inception to date amortization of deferred gain at inception	(956)	(904)
Inception to date amortization attributed to changes in deferred gain(b)	(89)	(86)
Deferred gain liability reflected in AIG's balance sheet	$1,282	$1,297

120 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Insurance Reserves

(a) For the period from inception to March 31, 2021, the accretion of discount and a reduction in effective interest rates was offset by changes in estimates of the amount and timing of future recoveries under the adverse development reinsurance agreement.

(b) Excluded from our definition of APTI.

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

Three Months Ended March 31,
(in millions)	2021	2020
Balance at beginning of year, net of discount	$1,297	$1,381
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	1	6
Amortization attributed to deferred gain at inception(b)	(52)	(53)
Amortization attributed to changes in deferred gain(c)	(3)	(14)
Changes in discount on ceded loss reserves	39	72
Balance at end of period, net of discount	$1,282	$1,392

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

Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our Run-Off operations. Those reinsurance transactions were designed to consolidate most of our Insurance Run-Off Lines into a single legal entity. As of March 31, 2021, approximately $30.3 billion of reserves from our Life and Retirement Run-Off Lines and approximately $4.0 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

Of the Fortitude Re reinsurance agreements, the largest is the Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement by and between our subsidiary AGL and Fortitude Re. Under this treaty, approximately $23.1 billion of AGL reserves as of March 31, 2021 were ceded to Fortitude Re representing a mix of life and annuity risks. Fortitude Re provides 100 percent reinsurance of the ceded risks. AGL continues to administer the policies, including handling claims, although it is anticipated that much of the administration will move to a Fortitude Re administrative subsidiary over time, subject to regulatory approvals being obtained and the satisfaction of other conditions. Until such time, Fortitude Re has certain rights to consult on and participate in such administration, and AGL retains the risk of collection of any third party reinsurance covering the ceded business. At effectiveness of the treaty, an amount equal to the aggregate ceded reserves was deposited by AGL into a modified coinsurance account of AGL to secure the obligations of Fortitude Re. Fortitude Re receives or makes quarterly payments that represent the net gain or loss under the treaty for the relevant quarter, including any net investment gain or loss on the assets in the modified coinsurance account. An AIG affiliate will serve as portfolio manager of assets in the modified coinsurance account for a minimum of three years after the June 2, 2020 closing of the Majority Interest Fortitude Sale.

For a summary of significant reinsurers see Part II. Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Reinsurance Activities – Reinsurance Recoverable in the 2020 Annual Report.

LIFE AND ANNUITY FUTURE POLICY BENEFITS, POLICYHOLDER CONTRACT DEPOSITS and dac

The following section provides discussion of life and annuity future policy benefits, policyholder contract deposits and deferred policy acquisition costs.

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

AIG | First Quarter 2021 Form 10-Q 121

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

For additional discussion of market risk management related to these product features see Part II, Item 7. MD&A – Enterprise Risk Management – Insurance Risks – Life and Retirement Companies’ Key Risks – Variable Annuity, Index Annuity and Universal Life Risk Management and Hedging Programs in the 2020 Annual Report.

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

• Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

• Risk exposures that we have elected not to explicitly or fully hedge.

The following table presents a reconciliation between the fair value of the GAAP embedded derivatives and the value of our economic hedge target:

	March 31,	December 31,
(in millions)	2021	2020
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$1,884	$3,572
Exclude non-performance risk adjustment	(2,162)	(2,958)
Embedded derivative liability, excluding NPA	4,046	6,530
Adjustments for risk margins and differences in valuation	(1,624)	(2,502)
Economic hedge target liability	$2,422	$4,028

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

122 AIG | First Quarter 2021 Form 10-Q

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

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

Three Months Ended March 31,
(in millions)	2021	2020
Change in fair value of embedded derivatives, excluding NPA	$2,679	$(5,601)
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities*	18	7
Interest rate derivative contracts	(1,404)	2,194
Equity derivative contracts	(390)	1,384
Change in fair value of variable annuity hedging portfolio	(1,776)	3,585
Change in fair value of embedded derivatives excluding NPA, net of hedging portfolio	903	(2,016)
Change in fair value of embedded derivatives due to NPA spread	(111)	2,646
Change in fair value of embedded derivatives due to change in NPA volume	(685)	1,569
Total change due to NPA	(796)	4,215
Net impact on pre-tax income (loss)	$107	$2,199

Impact to Consolidated Income Statement
Net investment income, net of related interest credited to policyholder account balances	$18	$7
Net realized capital gains (losses)	89	2,192
Net impact on pre-tax income (loss)	$107	$2,199

Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)	$(190)	$1,968

* The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income was a loss of $216 million for the three-month period ended March 31, 2021 due to higher interest rates. The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income was a loss of $13 million for the three-month period ended March 31, 2020 due to widening spreads, offset by lower interest rates.

The net impact on pre-tax income of $107 million from the GMWB embedded derivatives and related hedges in the three-month period ended March 31, 2021 (excluding related DAC amortization) was driven by gains from higher equity markets, impact of higher interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio, offset by the tightening of NPA credit spreads and impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments. In the first quarter of 2020, the net impact on pre-tax income of $2.2 billion was driven by widening of credits spreads on the economic hedge target as well as the NPA spread, impact of lower interest rates that resulted in NPA volume gains from higher expected GMWB payments, offset by the impact of lower interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio.

The change in the fair value of the GMWB embedded derivatives, excluding NPA, in the first quarter of 2021 reflected gains from increases in interest rates and gains from higher equity markets. The change in the fair value of the GMWB embedded derivatives, excluding NPA, in the first quarter of 2020 reflected losses from decreases in interest rates and lower equity markets, offset by widening of crediting spreads.

Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities on a GAAP basis, due to the NPA and other risk margins used for GAAP valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio. On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the increase in the economic hedge target, as discussed below. In the three-month period ended March 31, 2021, we estimated a net mark to market loss of approximately $190 million from our hedging activities related to our economic hedge target primarily driven by tightening credit spreads. In the first quarter of 2020, we estimated a net mark to market gain of approximately $2 billion from our hedging activities related to our economic hedge target primarily driven by widening credit spreads.

AIG | First Quarter 2021 Form 10-Q 123

ITEM 2 | Insurance Reserves

Change in Economic Hedge Target

The decrease in the economic hedge target liability in the three-month period ended March 31, 2021 was primarily due to higher interest rates and equity markets, offset by tighter credit spreads. The increase in the economic hedge target liability in the first quarter of 2020 was primarily due to lower interest rates and lower equity markets, offset by widening credit spreads.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

• Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in losses driven by higher interest rates in the first quarters of 2021 compared to gains due to lower interest rates in the first quarter of 2020.

• Changes in the fair value of equity derivative contracts, which included futures and options, resulted in losses in the first quarter of 2021 compared to gains in the first quarter of 2020, which varied based on the relative change in equity market returns in the respective periods.

• Changes in the fair value of fixed maturity securities, primarily corporate bonds, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the first quarter of 2021 reflected losses due to increases in interest rates, offset by tightening credit spreads. The change in the fair value of the corporate bond hedging program in the first quarter of 2020 reflected gains due to decreases in interest rates offset by widening credit spreads.

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies:

Three Months Ended March 31,
(in millions)	2021	2020
Balance, beginning of year	$7,316	$8,119
Initial allowance upon CECL adoption	-	15
Acquisition costs deferred	249	261
Amortization expense:
Related to realized capital gains and losses	(194)	(535)
All other operating amortization	(225)	(322)
Increase (decrease) in DAC due to foreign exchange	6	(33)
Change related to unrealized depreciation (appreciation) of investments	1,304	1,195
Balance, end of period, excluding Fortitude Re DAC(a)	8,456	8,700
DAC on business ceded to Fortitude Re(b)	-	454
Balance, end of period, including Fortitude Re DAC	$8,456	$9,154

(a) DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $10.3 billion and $9.5 billion at March 31, 2021 and 2020, respectively.

(b) As of closing of the Majority Interest Fortitude Sale on June 2, 2020, these DAC balances were deemed to be not recoverable and were written off.

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC and Reserves for universal life and investment-oriented products are adjusted at each balance sheet date to reflect the change in DAC, unearned revenue, and benefit reserves with an offset to Other comprehensive income (OCI) as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow Investment-Oriented Adjustments). Similarly, for long-duration traditional products, significant unrealized appreciation of investments in a sustained low interest rate environment may cause additional future policy benefit liabilities with an offset to OCI to be recorded.

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
124 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Insurance Reserves

Market conditions in the first quarter of 2021 drove a $10.5 billion decrease in the unrealized appreciation of fixed maturity securities held to support the Life and Retirement businesses at March 31, 2021 compared to December 31, 2020. At March 31, 2021, the shadow Investment-Oriented Adjustments reflected increases in amortized balances including DAC and unearned revenue reserves, while accrued liabilities such as policyholder benefit liabilities decreased compared to December 31, 2020. Accrued shadow loss recognition reserves decreased from December 31, 2020.

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policyholder funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

Three Months Ended March 31,
(in millions)	2021	2020
Individual Retirement
Balance at beginning of period, gross	$148,837	$144,753
Premiums and deposits	3,373	3,116
Surrenders and withdrawals	(3,111)	(3,873)
Death and other contract benefits	(836)	(823)
Subtotal	148,263	143,173
Change in fair value of underlying assets and reserve accretion, net of policy fees	(243)	(7,419)
Cost of funds(a)	414	412
Other reserve changes	(324)	(268)
Balance at end of period	148,110	135,898
Reinsurance ceded	(313)	(313)
Total Individual Retirement insurance reserves and mutual fund assets	$147,797	$135,585
Group Retirement
Balance at beginning of period, gross	$110,651	$102,049
Premiums and deposits	1,818	1,855
Surrenders and withdrawals	(2,484)	(2,260)
Death and other contract benefits	(227)	(182)
Subtotal	109,758	101,462
Change in fair value of underlying assets and reserve accretion, net of policy fees	2,843	(10,705)
Cost of funds(a)	280	278
Other reserve changes	(149)	(88)
Balance at end of period	112,732	90,947
Total Group Retirement insurance reserves and mutual fund assets	$112,732	$90,947
Life Insurance
Balance at beginning of period, gross	$27,998	$27,397
Premiums and deposits	1,029	972
Surrenders and withdrawals	(144)	(171)
Death and other contract benefits	(173)	(131)
Subtotal	28,710	28,067
Change in fair value of underlying assets and reserve accretion, net of policy fees	(208)	(383)
Cost of funds(a)	88	93
Other reserve changes	(1,001)	(1,034)
Balance at end of period	27,589	26,743
Reinsurance ceded	(1,461)	(1,365)
Total Life Insurance reserves	$26,128	$25,378

AIG | First Quarter 2021 Form 10-Q 125

ITEM 2 | Insurance Reserves

Institutional Markets
Balance at beginning of period, gross	$27,342	$23,673
Premiums and deposits	80	976
Surrenders and withdrawals	(312)	(109)
Death and other contract benefits	(208)	(294)
Subtotal	26,902	24,246
Change in fair value of underlying assets and reserve accretion, net of policy fees	165	49
Cost of funds(a)	73	80
Other reserve changes	(327)	14
Balance at end of period	26,813	24,389
Reinsurance ceded	(46)	(46)
Total Institutional Markets reserves	$26,767	$24,343
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$314,828	$297,872
Premiums and deposits	6,300	6,919
Surrenders and withdrawals	(6,051)	(6,413)
Death and other contract benefits	(1,444)	(1,430)
Subtotal	313,633	296,948
Change in fair value of underlying assets and reserve accretion, net of policy fees	2,557	(18,458)
Cost of funds(a)	855	863
Other reserve changes	(1,801)	(1,376)
Balance at end of period, excluding Fortitude Re reserves	315,244	277,977
Fortitude Re reserves(b)	28,300	29,389
Balance at end of period, including Fortitude Re reserves	343,544	307,366
Fortitude Re reinsurance ceded(b)	(28,300)	-
Reinsurance ceded	(1,820)	(1,724)
Total insurance reserves and mutual fund assets	$313,424	$305,642

(a) Excludes amortization of deferred sales inducements.

(b) Includes amounts related to policies where AIG has partially ceded to other reinsurers and Fortitude Re.

Insurance reserves, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	March 31,	December 31,
(in millions)	2021	2020
Future policy benefits	$48,467	$48,864
Policyholder contract deposits	157,907	160,450
Other policyholder funds*	948	957
Separate account liabilities	102,689	100,290
Total insurance reserves	310,011	310,561
Mutual fund assets	33,533	32,772
Total insurance reserves and mutual fund assets	$343,544	$343,333

* Excludes unearned revenue liability.

126 AIG | First Quarter 2021 Form 10-Q

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

See Part II, Item 7. MD&A – Enterprise Risk Management – Risk Appetite, Limits, Identification and Measurement and Enterprise Risk Management – Liquidity Risk Management in the 2020 Annual Report for additional information.

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

Nevertheless, some circumstances may cause our cash or capital needs to exceed projected liquidity or readily deployable capital resources. Additional collateral calls, deterioration in investment portfolios or reserve strengthening affecting statutory surplus, higher surrenders of annuities and other policies, downgrades in credit ratings, catastrophic losses or fluctuations in the capital markets generally may result in significant additional cash or capital needs and loss of sources of liquidity and capital. Other potential events that could cause a liquidity strain include an economic collapse of a nation or region significant to our operations, nationalization, catastrophic terrorist acts, pandemics or other events causing economic or political upheaval. In addition, regulatory and other legal restrictions could limit our ability to transfer funds freely, either to or from our subsidiaries.

For a discussion regarding risks associated with COVID-19, see the 2020 Annual Report, Part I. Item 1A. – Risk Factors – Market Conditions – COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto.

Depending on market conditions, regulatory and rating agency considerations and other factors, we may take various liability and capital management actions. Liability management actions may include, but are not limited to, repurchasing or redeeming outstanding debt, issuing new debt or engaging in debt exchange offers. Capital management actions may include, but are not limited to, issuing preferred stock, paying dividends to our shareholders on the AIG Common Stock, par value $2.50 per share (AIG Common Stock), paying dividends to the holders of our Series A 5.85% Non-Cumulative Perpetual Preferred Stock (Series A Preferred Stock), and repurchases of AIG Common Stock.

AIG | First Quarter 2021 Form 10-Q 127

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

Sources

AIG Parent Funding from Subsidiaries

During the first quarter of 2021, AIG Parent received $486 million in dividends from subsidiaries. Of this amount, $200 million consisted of dividends in the form of cash and fixed maturity securities from our General Insurance companies and $286 million consisted of dividends in the form of cash from our Life and Retirement companies.

AIG Parent also received a net amount of $361 million in tax sharing payments in the form of cash from our insurance businesses in the first quarter of 2021. The tax sharing payments may be subject to further adjustment in future periods.

Other Cash Inflows

During the first quarter of 2021, we received other cash inflows of approximately $522 million in connection with debt unrelated to AIG’s general borrowings, including:

• $495 million of debt of consolidated investment entities not guaranteed by AIG, which includes real estate investments, affordable housing partnership investments and other securitization vehicles; and

• $27 million of borrowings supported by assets, principally GIAs.

Warrant Exercises

In January 2021, we received aggregate proceeds of approximately $92 million in connection with warrant exercises to purchase approximately 2 million shares of AIG Common Stock that occurred prior to the January 19, 2021 expiration of warrants to purchase shares of AIG Common Stock.

Tax Sharing Payment from Fortitude Re

In January 2021, we received $109 million in tax sharing payments in the form of cash from Fortitude Re related to periods prior to the Majority Interest Fortitude Sale. The tax sharing payments from Fortitude Re may be subject to further adjustment in future periods.

Uses

General Borrowings

In February 2021, we redeemed $1.5 billion aggregate principal amount of our 3.300% Notes Due 2021.

We made interest payments on our general borrowings totaling $203 million during the first quarter of 2021.

Other Cash Outflows

During the first quarter of 2021, we made other repayments of approximately $932 million in connection with debt unrelated to AIG’s general borrowings, including:

• $900 million on debt of consolidated investment entities not guaranteed by AIG, which includes real estate investments, affordable housing partnership investments and other securitization vehicles; and

• $32 million on borrowings supported by assets, principally GIAs.

Dividends

We paid a cash dividend of $365.625 per share on AIG’s Series A Preferred Stock during the first quarter of 2021 totaling $7 million.

We paid a cash dividend of $0.32 per share on AIG Common Stock during the first quarter of 2021 totaling $276 million.

Repurchases of Common Stock*

During the first quarter of 2021, we repurchased approximately 8 million shares of AIG Common Stock, for an aggregate purchase price of approximately $362 million pursuant to Exchange Act Rule 10b5-1 repurchase plans. Approximately $92 million of these share repurchases were funded with proceeds received from warrant exercises that occurred prior to the expiration of warrants to purchase shares of AIG Common Stock on January 19, 2021.

* Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from April 1, 2021 to May 6, 2021, we repurchased approximately $65 million of shares of AIG Common Stock. As of May 6, 2021, approximately $1.1 billion remained under our share repurchase authorization.

128 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Three Months Ended March 31,
(in millions)	2021	2020
Sources:
Net cash provided by operating activities	$640	$-
Net cash provided by investing activities	1,505	-
Changes in policyholder contract balances	526	1,214
Issuance of long-term debt	27	38
Issuance of debt of consolidated investment entities	495	635
Borrowings under syndicated credit facility	-	1,300
Total sources	3,193	3,187
Uses:
Net cash used in operating activities	-	(586)
Net cash used in investing activities	-	(633)
Repayments of long-term debt	(1,515)	(363)
Repayments of debt of consolidated investment entities	(900)	(521)
Purchase of common stock	(362)	(500)
Dividends paid on preferred stock	(7)	(7)
Dividends paid on common stock	(276)	(276)
Net cash used in other financing activities	(102)	(288)
Total uses	(3,162)	(3,174)
Effect of exchange rate changes on cash and restricted cash	(17)	10
Increase in cash and restricted cash	$14	$23

The following table presents a summary of AIG’s Condensed Consolidated Statements of Cash Flows:

Three Months Ended March 31,
(in millions)	2021	2020
Summary:
Net cash provided by (used in) operating activities	$640	$(586)
Net cash provided by (used in) investing activities	1,505	(633)
Net cash provided by (used in) financing activities	(2,114)	1,232
Effect of exchange rate changes on cash and restricted cash	(17)	10
Net Increase in cash and restricted cash	14	23
Cash and restricted cash at beginning of year	3,230	3,287
Change in cash of businesses held for sale	-	9
Cash and restricted cash at end of period	$3,244	$3,319

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $255 million in the first quarter of 2021 compared to $323 million in the first quarter of 2020. Excluding interest payments, AIG had operating cash inflows of $895 million in the first quarter of 2021 compared to operating cash outflows of $263 million in the first quarter of 2020.

AIG | First Quarter 2021 Form 10-Q 129

ITEM 2 | Liquidity and Capital Resources

Investing Cash Flow Activities

Net cash provided by investing activities in the first quarter of 2021 was $1.5 billion compared to net cash used in investing activities of $633 million in the first quarter of 2020.

Financing Cash Flow Activities

Net cash used in financing activities in the first quarter of 2021 reflected:

• approximately $276 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock;

• approximately $7 million in the aggregate to pay a dividend of $365.625 per share on AIG’s Series A Preferred Stock;

• approximately $362 million in the aggregate to repurchase approximately 8 million shares of AIG Common Stock;

• approximately $92 million inflow from warrants exercised on approximately 2 million shares of AIG Common Stock;

• approximately $1.5 billion in net outflows from the issuance and repayment of long-term debt; and

• approximately $405 million in net outflows from the issuance and repayment of debt of consolidated investment entities.

Net cash provided by financing activities in the first quarter of 2020 reflected:

• approximately $1.3 billion inflow from AIG’s committed, revolving syndicated credit facility;

• approximately $276 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock;

• approximately $7 million in the aggregate to pay a dividend of $365.625 per share on AIG’s Series A Preferred Stock;

• $500 million to repurchase approximately 12 million shares of AIG Common Stock;

• approximately $325 million in net outflows from the issuance and repayment of long-term debt; and

• approximately $114 million in net inflows from the issuance and repayment of debt of consolidated investment entities.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of March 31, 2021, AIG Parent had approximately $12.4 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities and also include a committed, revolving syndicated credit facility. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

130 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

The following table presents AIG Parent's liquidity sources:

	As of	As of
(in millions)	March 31, 2021	December 31, 2020
Cash and short-term investments(a)	$4,401	$6,762
Unencumbered fixed maturity securities(b)	3,521	3,711
Total AIG Parent liquidity	7,922	10,473
Available capacity under committed, syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$12,422	$14,973

(a) Cash and short-term investments include reverse repurchase agreements totaling $3.2 billion and $5.4 billion as of March 31, 2021 and December 31, 2020, respectively.

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

Management believes that because of the size and liquidity of our Life and Retirement companies’ investment portfolios, normal deviations from projected claim or surrender experience would not create significant liquidity risk. Furthermore, our Life and Retirement companies’ products contain certain features that mitigate surrender risk, including surrender charges. However, in times of extreme capital markets disruption or as a result of fluctuations in the capital markets generally, liquidity needs could outpace resources. As part of their risk management framework, our Life and Retirement companies continue to evaluate and, where appropriate, pursue strategies and programs to improve their liquidity position and facilitate their ability to maintain a fully invested asset portfolio.

Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had no outstanding borrowings from FHLBs at both March 31, 2021 and December 31, 2020. Our U.S. Life and Retirement companies had $3.6 billion which were due to FHLBs in their respective districts at both March 31, 2021 and December 31, 2020, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income. These investment contracts do not have mortality or morbidity risk and are similar to GICs. In addition, our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from FHLBs at both March 31, 2021 and December 31, 2020.

Certain of our U.S. Life and Retirement companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments or partially used for short-term liquidity purposes. Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $3.3 billion and $3.4 billion of securities subject to these agreements at March 31, 2021 and December 31, 2020, respectively, and $3.4 billion and $3.5 billion of liabilities to borrowers for collateral received at March 31, 2021 and December 31, 2020, respectively.

AIG | First Quarter 2021 Form 10-Q 131

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

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown by our insurance companies. Letters of credit issued in support of the General Insurance companies totaled approximately $4.2 billion at March 31, 2021. Letters of credit issued in support of the Life and Retirement companies totaled approximately $613 million at March 31, 2021.

In the first quarter of 2021, our General Insurance companies collectively paid a total of approximately $200 million in dividends in the form of cash and fixed maturity securities to AIG Parent. The fixed maturity securities primarily included U.S. treasuries and securities issued by other U.S. agencies.

In the first quarter of 2021, our Life and Retirement companies collectively paid a total of approximately $286 million in dividends in the form of cash to AIG Parent.

Tax Matters

In October 2020, the Southern District of New York dismissed the case for the 1997 tax year related to the disallowance of foreign tax credits associated with cross border financing transactions based upon the settlement reached between AIG and the government. The settlement concluded our ongoing dispute related to the disallowance of foreign tax credits associated with cross border financing transactions for all years and as a result of the settlement, we will be required to make a payment to the U.S. Treasury. The amount we currently expect to pay based on settlement terms is approximately $0.7 billion, including obligations of AIG Parent and subsidiaries. This amount is net of payments previously made with respect to cross border financing transactions from tax years 1997 through 2006 and other matters related to 2006 and prior, including a prepayment of approximately $548 million that AIG made to the U.S. Treasury in June 2020. The amount also includes interest that will become due after review of the interest calculations and will reflect benefits from the application of interest netting which AIG has requested. There remains uncertainty with regard to the amount and timing of any additional payments, which could be made as early as the second quarter of 2021.

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

As of March 31, 2021, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

Contractual Obligations

As of March 31, 2021, there have been no material changes in our contractual obligations from December 31, 2020, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2020 Annual Report.

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

132 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

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

Off-Balance Sheet Arrangements and Commercial Commitments

As of March 31, 2021, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2020, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2020 Annual Report.

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

We have recorded liabilities for certain of these arrangements where it is possible to estimate them. These liabilities are not material in the aggregate. We are unable to develop a reasonable estimate of the maximum potential payout under some of these arrangements. Overall, we believe the likelihood that we will have to make any material payments under these arrangements is remote.

AIG | First Quarter 2021 Form 10-Q 133

ITEM 2 | Liquidity and Capital Resources

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Three Months Ended March 31, 2021	December 31,		and	Foreign	Other		March 31,
(in millions)	2020	Issuances	Repayments	Exchange	Changes		2021
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$23,068	$-	$(1,500)	$(82)	$9		$21,495
Junior subordinated debt	1,561	-	-	(7)	-		1,554
AIG Japan Holdings Kabushiki Kaisha	361	-	-	(8)	-		353
AIGLH notes and bonds payable	282	-	-	-	-		282
AIGLH junior subordinated debt	361	-	-	-	-		361
Validus notes and bonds payable	348	-	-	-	(1)		347
Total AIG general borrowings	25,981	-	(1,500)	(97)	8		24,392
AIG borrowings supported by assets:(a)
Series AIGFP matched notes and bonds payable	21	-	-	-	-		21
GIAs, at fair value	2,033	27	(28)	-	(83)	(b)	1,949
Notes and bonds payable, at fair value	64	-	(4)	-	6	(b)	66
Total AIG borrowings supported by assets	2,118	27	(32)	-	(77)		2,036
Total debt issued or guaranteed by AIG	28,099	27	(1,532)	(97)	(69)		26,428
Other subsidiaries' notes, bonds, loans and
mortgages payable - not guaranteed by AIG	4	-	-	-	-		4
Total long-term debt	28,103	27	(1,532)	(97)	(69)		26,432
Debt of consolidated investment entities - not
guaranteed by AIG(c)	9,431	495	(900)	12	178	(d)	9,216
Total debt	$37,534	$522	$(2,432)	$(85)	$109		$35,648

(a) AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties was $1.5 billion and $1.4 billion at March 31, 2021 and December 31, 2020, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b) Primarily represents adjustments to the fair value of debt.

(c) At March 31, 2021, includes debt of consolidated investment entities related to real estate investments of $3.1 billion, affordable housing partnership investments of $2.5 billion and other securitization vehicles of $3.6 billion. At December 31, 2020, includes debt of consolidated investment entities related to real estate investments of $3.1 billion, affordable housing partnership investments of $2.3 billion and other securitization vehicles of $4.0 billion.

(d) Includes the effect of consolidating previously unconsolidated partnerships.

134 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing long-term debt at March 31, 2021 of AIG for the next four quarters:

	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter
(in millions)	2021	2021	2021	2022	Total
AIG general borrowings	$231	$-	$-	$-	$231
AIG borrowings supported by assets	69	53	36	-	158
Other subsidiaries' notes, bonds, loans and mortgages payable	1	-	-	1	2
Total	$301	$53	$36	$1	$391

AIG | First Quarter 2021 Form 10-Q 135

ITEM 2 | Liquidity and Capital Resources

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

March 31, 2021		Remainder	Year Ending
(in millions)	Total	of 2021	2022	2023	2024	2025	2026	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$21,495	$-	$1,515	$1,676	$998	$2,751	$1,546	$13,009
Junior subordinated debt	1,554	-	-	-	-	-	-	1,554
AIG Japan Holdings Kabushiki Kaisha	353	231	-	-	-	122	-	-
AIGLH notes and bonds payable	282	-	-	-	-	135	-	147
AIGLH junior subordinated debt	361	-	-	-	-	-	-	361
Validus notes and bonds payable	347	-	-	-	-	-	-	347
Total AIG general borrowings	24,392	231	1,515	1,676	998	3,008	1,546	15,418
AIG borrowings supported by assets:
Series AIGFP matched notes and
bonds payable	21	-	-	-	-	-	-	21
GIAs, at fair value	1,949	158	52	126	147	576	100	790
Notes and bonds payable, at fair value	66	-	-	-	-	-	-	66
Total AIG borrowings supported by assets	2,036	158	52	126	147	576	100	877
Total debt issued or guaranteed by AIG	26,428	389	1,567	1,802	1,145	3,584	1,646	16,295
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans
and mortgages payable	4	1	1	2	-	-	-	-
Total debt not guaranteed by AIG	4	1	1	2	-	-	-	-
Total*	$26,432	$390	$1,568	$1,804	$1,145	$3,584	$1,646	$16,295

* Does not reflect $9.2 billion of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.

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

(c) Fitch Ratings Inc. (Fitch) ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

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

136 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

In the event of a downgrade of AIG’s long-term senior debt ratings, AIG Financial Products Corp. and related subsidiaries (collectively AIGFP) and certain other AIG entities would be required to post additional collateral under some derivative and other transactions, or certain of the counterparties of AIGFP or of such other AIG entities would be permitted to terminate such transactions early.

The actual amount of collateral that we would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade.

For a discussion of the effects of downgrades in our credit ratings see Note 9 to the Condensed Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in the 2020 Annual Report.

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

For a discussion of the effects of downgrades in our financial strength ratings see Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in the 2020 Annual Report.

Rating Agency Actions RELATED TO the ANNOUNCED SEPARATION OF LIFE AND RETIREMENT

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

Regulation and Supervision

For a discussion of our regulation and supervision by different regulatory authorities in the United States and abroad, including with respect to our liquidity and capital resources see Part I, Item 1. Business – Regulation and Part I, Item 1A. Risk Factors – Regulation in the 2020 Annual Report, and Regulatory Environment below in this MD&A.

AIG | First Quarter 2021 Form 10-Q 137

ITEM 2 | Liquidity and Capital Resources

Dividends

On February 16, 2021, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 30, 2021 to shareholders of record on March 16, 2021. On May 6, 2021, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 29, 2021 to shareholders of record on June 15, 2021.

On February 16, 2021, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on March 15, 2021 to holders of record on February 26, 2021. On May 6, 2021, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on June 15, 2021 to holders of record on May 31, 2021.

The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

Repurchases of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions. As of May 6, 2021, $1.1 billion remained under the authorization.

During the first quarter of 2021, we repurchased approximately 8 million shares of AIG Common Stock for an aggregate purchase price of $362 million pursuant to Exchange Act Rule 10b5-1 repurchase plans. From April 1, 2021 to May 6, 2021, we repurchased approximately one million shares of AIG Common Stock for an aggregate purchase price of approximately $65 million pursuant to an Exchange Act Rule 10b5-1 plan.

Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through the Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

Dividend Restrictions

Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities.

For a discussion of restrictions on payments of dividends by our subsidiaries see Note 19 to the Consolidated Financial Statements in the 2020 Annual Report.

Enterprise Risk Management

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns. We consider risk management an integral part of managing our core businesses and a key element of our approach to corporate governance.

Overview

We have an integrated process for managing risks throughout our organization in accordance with our firm-wide risk appetite. Our Board of Directors has oversight responsibility for the management of risk. Our Enterprise Risk Management Department supervises and integrates the risk management functions in each of our business units, providing senior management with a consolidated view of AIG’s major risk positions. Within each business unit, senior leaders and executives approve targeted risk tolerances within the framework provided by ERM. ERM supports our businesses and management by embedding risk management in our key day-to-day business processes and in identifying, assessing, quantifying, monitoring, reporting, and mitigating the risks taken by our businesses and AIG overall. Nevertheless, our risk management efforts may not always be successful and material adverse effects on our business, results of operations, cash flows, liquidity or financial condition may occur.

AIG employs a Three Lines of Defense model. AIG’s business leaders assume full accountability for the risks and controls in their operating units, and ERM performs a review, challenge and oversight function. The third line consists of our Internal Audit Group that provides independent assurance for AIG’s Board.

For a further discussion of AIG’s risk management program see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2020 Annual Report.

138 AIG | First Quarter 2021 Form 10-Q

ITEM 2 | Regulatory Environment

As of March 31, 2021, there have been no material changes in our economic exposure to market risk from December 31, 2020, a description of which may be found in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in the 2020 Annual Report. See Part I, Item 1A. Risk Factors in the 2020 Annual Report on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Regulatory Environment

Overview

Our operations around the world are subject to regulation by many different types of regulatory authorities, including insurance, securities, derivatives, investment advisory and thrift regulators in the United States and abroad. The insurance and financial services industries are generally subject to close regulatory scrutiny and supervision.

Our insurance subsidiaries are subject to regulation and supervision by the states and jurisdictions in which they do business. We expect that the domestic and international regulations applicable to us and our regulated entities will continue to evolve for the foreseeable future.

In particular, significant legislative and regulatory activity has occurred at both the U.S. federal and state levels, as well as globally, in response to COVID-19 and its impact on insurance consumers. For example, many jurisdictions have issued regulations and guidance advising or requiring insurers to offer accommodations to policyholders adversely impacted by COVID-19, including requirements to defer payment of, or refund, premiums, postpone policy lapses, and have sought information and data from insurers on a number of topics, including operational preparedness, policyholder data, claims data, and other matters. While some of these legislative and regulatory initiatives have expired, a resurgence of the COVID-19 virus may lead to a renewal of those initiatives. A number of U.S. states have also passed legislation or issued other guidance that creates a presumption of coverage under workers’ compensation insurance for certain people impacted by COVID-19. In most cases, the presumption applies to first responders and medical professionals, but some states apply the scope of the presumption more broadly, and efforts are underway in other states to further expand the scope of the presumption. Members of the U.S. Congress have held discussions and sought information with respect to business interruption, travel and other insurance lines impacted by the COVID-19 crisis and legislators both in the U.S. and overseas are discussing a number of potential loss-sharing programs, some of which contemplate participation by insurers, including a proposed pandemic risk insurance bill relating to business interruption and event cancellation insurance. In the EU and UK, insurance regulators issued guidance in 2020 for insurance groups subject to their jurisdiction to carefully consider the prudential impact of dividend payments and share buybacks for the benefit of shareholders, and variable remuneration policies such as cash bonuses. In the UK, the Prudential Regulation Authority announced in December 2020 that they would not be extending these recommendations into 2021. In the EU, the European Insurance and Occupational Pensions Authority and the Luxembourg Commissariat aux Assurances guidance requiring disclosure to national regulators in advance of dividends being paid remain in place until September 2021. We cannot predict what form any further legal and regulatory responses to concerns about COVID-19 and related public health issues will take, or how such responses will impact our business. We continue to actively monitor these developments and to cooperate fully with all government and regulatory authorities as they further develop their responses.

In addition to the information set forth in this Quarterly Report on Form 10-Q, our regulatory status is also discussed in the 2020 Annual Report, Part I, Item 1A. Risk Factors – Market Conditions – COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto.

AIG | First Quarter 2021 Form 10-Q 139

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

Adjusted revenues exclude Net realized capital gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes) and changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes). Adjusted revenues is a GAAP measure for our segments.

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

Book value per common share, excluding accumulated other comprehensive income (AOCI) adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets and deferred tax assets (DTA) (Adjusted book value per common share) is a non-GAAP measure and is used to show the amount of our net worth on a per-common share basis. Adjusted book value per common share is derived by dividing total AIG common shareholders’ equity, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets and DTA (Adjusted Common Shareholders’ Equity), by total common shares outstanding.

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

140 AIG | First Quarter 2021 Form 10-Q

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

AIG | First Quarter 2021 Form 10-Q 141

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

Retroactive Reinsurance See Deferred Gain on Retroactive Reinsurance.

Return on common equity – Adjusted after-tax income excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets and DTA (Adjusted return on common equity) is a non-GAAP measure and is used to show the rate of return on common shareholders’ equity. Adjusted return on common equity is derived by dividing actual or annualized adjusted after-tax income attributable to AIG common shareholders by average Adjusted Common Shareholders’ Equity.

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

142 AIG | First Quarter 2021 Form 10-Q

Acronyms

Acronyms

A&H Accident and Health Insurance	GMWB Guaranteed Minimum Withdrawal Benefits
ABS Asset-Backed Securities	ISDA International Swaps and Derivatives Association, Inc.
AUM Assets Under Management	Moody's Moody's Investors’ Service Inc.
APTI Adjusted pre-tax income	NAIC National Association of Insurance Commissioners
CDO Collateralized Debt Obligations	NM Not Meaningful
CDS Credit Default Swap	ORR Obligor Risk Ratings
CMA Capital Maintenance Agreement	OTC Over-the-Counter
CMBS Commercial Mortgage-Backed Securities	OTTI Other-Than-Temporary Impairment
EGPs Estimated Gross Profits	RMBS Residential Mortgage-Backed Securities
FASB Financial Accounting Standards Board	S&P Standard & Poor’s Financial Services LLC
FRBNY Federal Reserve Bank of New York	SEC Securities and Exchange Commission
GAAP Accounting Principles Generally Accepted in the United	URR Unearned Revenue Reserve
States of America	VIE Variable Interest Entity
GMDB Guaranteed Minimum Death Benefits

AIG | First Quarter 2021 Form 10-Q 143

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4 | Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2021. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

144 AIG | First Quarter 2021 Form 10-Q

Part II – Other Information

ITEM 1 | Legal Proceedings

For a discussion of legal proceedings see Note 11 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A | Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in the 2020 Annual Report.

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
January 1 – 31	2,193,888	$41.95	2,193,888	$1,408
February 1 – 28	634,614	44.59	634,614	1,380
March 1 – 31	5,203,669	46.50	5,203,669	1,138
Total	8,032,171	$45.10	8,032,171	$1,138

On February 13, 2019, our Board of Directors authorized an additional increase to its previous repurchase authorization of AIG Common Stock, par value $2.50 per share (AIG Common Stock) of $1.5 billion.

During the first quarter of 2021, we repurchased approximately 8 million shares of AIG Common Stock for an aggregate purchase price of $362 million pursuant to Exchange Act Rule 10b5-1 repurchase plans. Approximately $92 million of these share repurchases were funded with proceeds received from warrant exercises that occurred prior to the January 19, 2021 expiration of warrants to purchase shares of AIG Common Stock.

As of March 31, 2021, approximately $1.1 billion remained under the authorization. From April 1, 2021 to May 6, 2021, we repurchased approximately one million shares of AIG Common Stock for an aggregate purchase price of approximately $65 million pursuant to an Exchange Act Rule 10b5-1 plan. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. The repurchase of AIG Common Stock is also subject to the terms of AIG’s Series A 5.85% Non-Cumulative Preferred Stock (Series A Preferred Stock), pursuant to which AIG may not (other than in limited circumstances) purchase, redeem or otherwise acquire AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

ITEM 4 | Mine Safety Disclosures

Not applicable.

AIG | First Quarter 2021 Form 10-Q 145

ITEM 6 | Exhibits

Exhibit Index

Exhibit Number	Description	Location
10	(1) AIG 2012 Executive Severance Plan (as amended and restated February 2021)*	Incorporated by reference to Exhibit 10.35 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(2) AIG Long Term Incentive Plan (as amended and restated February 2021)*	Incorporated by reference to Exhibit 10.36 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(3) AIG Non-Qualified Retirement Income Plan (as amended and restated February 2021)*	Incorporated by reference to Exhibit 10.37 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(4) Letter Agreement, dated February 11, 2021, between AIG and Peter S. Zaffino*	Incorporated by reference to Exhibit 10.38 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(5) Letter Agreement, dated February 11, 2021, between AIG and Brian Duperreault*	Incorporated by reference to Exhibit 10.39 to AIG’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021 (File No. 1-8787).
	(6) AIG Long Term Incentive Plan (as amended and restated April 2021)*	Filed herewith.
	(7) AIG Long Term Incentive Plan Form of Award Agreement*	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Income for the three and three months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Equity for the three and three months ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and three months ended March 31, 2021 and 2020 and (vi) the Notes to the Condensed Consolidated Financial Statements

Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith.

*This exhibit is a management contract or compensatory arrangement.

**This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

146 AIG | First Quarter 2021 Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ MARK D. LYONS
Mark D. Lyons
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ ELIAS F. HABAYEB
Elias F. Habayeb
Senior Vice President
Deputy Chief Financial Officer and
Chief Accounting Officer, AIG and
Chief Financial Officer, General Insurance
(Principal Accounting Officer)

Dated: May 7, 2021

AIG | First Quarter 2021 Form 10-Q 147