Form 10-Q
period 2021-06-30
AMERICAN INTERNATIONAL GROUP, INC.
filed 2021-08-06
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-8787

American International Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1271 Avenue of the Americas, New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 770-7000

________________

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $2.50 Per Share	AIG	New York Stock Exchange
5.75% Series A-2 Junior Subordinated Debentures	AIG 67BP	New York Stock Exchange
4.875% Series A-3 Junior Subordinated Debentures	AIG 67EU	New York Stock Exchange
Stock Purchase Rights		New York Stock Exchange
Depositary Shares Each Representing a 1/1,000th Interest in a Share of Series A 5.85% Non-Cumulative Perpetual Preferred Stock	AIG PRA	New York Stock Exchange

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

As of August 2, 2021, there were 855,202,437 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

June 30, 2021

AIG | Second Quarter 2021 Form 10-Q 1

Part I – Financial Information

Item 1. | Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in millions, except for share data)	2021	2020
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $97 in 2021 and $186 in 2020
(amortized cost: 2021 - $251,620; 2020 - $244,337)*	$273,070	$271,496
Other bond securities, at fair value (See Note 5)*	4,866	5,291
Equity securities, at fair value (See Note 5)*	1,079	1,056
Mortgage and other loans receivable, net of allowance for credit losses of $701 in 2021 and $814 in 2020*	45,216	45,562
Other invested assets (portion measured at fair value: 2021 - $9,580; 2020 - $8,422)*	20,139	19,060
Short-term investments, including restricted cash of $59 in 2021 and $180 in 2020
(portion measured at fair value: 2021 - $5,523; 2020 - $5,968)*	15,169	18,203
Total investments	359,539	360,668

Cash*	2,760	2,827
Accrued investment income*	2,288	2,271
Premiums and other receivables, net of allowance for credit losses and disputes of $198 in 2021 and $205 in 2020	14,303	11,333
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2021 and $0 in 2020	34,092	34,578
Reinsurance assets - other, net of allowance for credit losses and disputes of $325 in 2021 and $326 in 2020	41,344	38,963
Deferred income taxes	12,628	12,624
Deferred policy acquisition costs	10,723	9,805
Other assets, net of allowance for credit losses of $49 in 2021 and $49 in 2020, including restricted cash of $242 in 2021
and $223 in 2020 (portion measured at fair value: 2021 - $1,145; 2020 - $887)*	13,267	13,122
Separate account assets, at fair value	107,306	100,290
Total assets	$598,250	$586,481
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2021 and $14 in 2020	$78,981	$77,720
Unearned premiums	21,487	18,660
Future policy benefits for life and accident and health insurance contracts	51,771	51,097
Policyholder contract deposits (portion measured at fair value: 2021 - $9,020; 2020 - $9,798)	161,112	160,251
Other policyholder funds	3,516	3,548
Fortitude Re funds withheld payable (portion measured at fair value: 2021 - $5,317; 2020 - $6,042)	41,403	43,060
Other liabilities (portion measured at fair value: 2021 - $741; 2020 - $570)*	30,039	27,122
Long-term debt (portion measured at fair value: 2021 - $1,974; 2020 - $2,097)	26,161	28,103
Debt of consolidated investment entities*	9,566	9,431
Separate account liabilities	107,306	100,290
Total liabilities	531,342	519,282
Contingencies, commitments and guarantees (See Note 11)	nil	nil

AIG shareholders’ equity:
Series A non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares
authorized; shares issued: 2021 - 20,000 and 2020 - 20,000; liquidation preference $500	485	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2021 - 1,906,671,492 and
2020 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2021 - 1,051,743,562 shares; 2020 - 1,045,113,443 shares of common stock	(49,634)	(49,322)
Additional paid-in capital	81,322	81,418
Retained earnings	18,935	15,504
Accumulated other comprehensive income	10,209	13,511
Total AIG shareholders’ equity	66,083	66,362
Non-redeemable noncontrolling interests	825	837
Total equity	66,908	67,199
Total liabilities and equity	$598,250	$586,481

* See Note 8 for details of balances associated with variable interest entities.

See accompanying Notes to Condensed Consolidated Financial Statements.

2 AIG | Second Quarter 2021 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per common share data)	2021	2020	2021	2020
Revenues:
Premiums	$7,914	$7,407	$14,421	$14,850
Policy fees	771	749	1,555	1,504
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	3,168	3,250	6,339	5,758
Net investment income - Fortitude Re funds withheld assets	507	116	993	116
Total net investment income	3,675	3,366	7,332	5,874
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld
assets and embedded derivative	(43)	(1,591)	652	1,928
Net realized gains (losses) on Fortitude Re funds withheld assets	173	96	346	96
Net realized gains (losses) on Fortitude Re funds withheld embedded
derivative	(2,056)	(837)	326	(837)
Total net realized gains (losses)	(1,926)	(2,332)	1,324	1,187
Other income	247	206	503	424
Total revenues	10,681	9,396	25,135	23,839
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,084	6,521	11,223	12,846
Interest credited to policyholder account balances	872	918	1,740	1,875
Amortization of deferred policy acquisition costs	915	754	2,219	2,616
General operating and other expenses	2,218	2,087	4,306	4,240
Interest expense	338	365	680	720
(Gain) loss on extinguishment of debt	106	-	98	17
Net (gain) loss on sale or disposal of divested businesses	1	8,412	(6)	8,628
Total benefits, losses and expenses	10,534	19,057	20,260	30,942
Income (loss) from continuing operations before income tax expense (benefit)	147	(9,661)	4,875	(7,103)
Income tax expense (benefit)	(3)	(1,896)	795	(992)
Income (loss) from continuing operations	150	(7,765)	4,080	(6,111)
Loss from discontinued operations, net of income taxes	-	(1)	-	(1)
Net income (loss)	150	(7,766)	4,080	(6,112)
Less:
Net income from continuing operations attributable to
noncontrolling interests	51	162	105	67
Net income (loss) attributable to AIG	99	(7,928)	3,975	(6,179)
Less: Dividends on preferred stock	8	8	15	15
Net income (loss) attributable to AIG common shareholders	$91	$(7,936)	$3,960	$(6,194)

Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$0.11	$(9.15)	$4.58	$(7.11)
Income (loss) from discontinued operations	$-	$-	$-	$-
Net income (loss) attributable to AIG common shareholders	$0.11	$(9.15)	$4.58	$(7.11)
Diluted:
Income (loss) from continuing operations	$0.11	$(9.15)	$4.53	$(7.11)
Income (loss) from discontinued operations	$-	$-	$-	$-
Net income (loss) attributable to AIG common shareholders	$0.11	$(9.15)	$4.53	$(7.11)
Weighted average shares outstanding:
Basic	862,930,931	866,968,305	865,508,343	870,590,968
Diluted	872,877,303	866,968,305	874,566,280	870,590,968

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Second Quarter 2021 Form 10-Q 3

American International Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$150	$(7,766)	$4,080	$(6,112)
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which allowance for credit losses was taken	4	126	37	(233)
Change in unrealized appreciation (depreciation) of all other investments	3,710	10,082	(3,489)	4,540
Change in foreign currency translation adjustments	14	(61)	139	(146)
Change in retirement plan liabilities adjustment	14	9	11	2
Change in fair value of liabilities under fair value option attributable to changes in
own credit risk	-	(2)	(1)	1
Other comprehensive income (loss)	3,742	10,154	(3,303)	4,164
Comprehensive income (loss)	3,892	2,388	777	(1,948)
Comprehensive income attributable to noncontrolling interests	50	153	104	44
Comprehensive income (loss) attributable to AIG	$3,842	$2,235	$673	$(1,992)

See accompanying Notes to Condensed Consolidated Financial Statements.

4 AIG | Second Quarter 2021 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Three Months Ended June 30, 2021
Balance, beginning of period	$485	$4,766	$(49,412)	$81,253	$19,121	$6,466	$62,679	$881	$63,560
Common stock issued under stock plans	-	-	7	(5)	-	-	2	-	2
Purchase of common stock	-	-	(230)	-	-	-	(230)	-	(230)
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	99	-	99	51	150
Dividends on preferred stock	-	-	-	-	(8)	-	(8)	-	(8)
Dividends on common stock	-	-	-	-	(274)	-	(274)	-	(274)
Other comprehensive income (loss)	-	-	-	-	-	3,743	3,743	(1)	3,742
Net decrease due to divestitures
and acquisitions	-	-	-	-	-	-	-	(17)	(17)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	2	2
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(91)	(91)
Other	-	-	1	74	(3)	-	72	-	72
Balance, end of period	$485	$4,766	$(49,634)	$81,322	$18,935	$10,209	$66,083	$825	$66,908

Six Months Ended June 30, 2021
Balance, beginning of year	$485	$4,766	$(49,322)	$81,418	$15,504	$13,511	$66,362	$837	$67,199
Common stock issued under stock plans	-	-	178	(260)	-	-	(82)	-	(82)
Purchase of common stock	-	-	(592)	-	-	-	(592)	-	(592)
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	3,975	-	3,975	105	4,080
Dividends on preferred stock	-	-	-	-	(15)	-	(15)	-	(15)
Dividends on common stock	-	-	-	-	(550)	-	(550)	-	(550)
Other comprehensive loss	-	-	-	-	-	(3,302)	(3,302)	(1)	(3,303)
Net increase due to divestitures
and acquisitions	-	-	-	-	-	-	-	58	58
Contributions from noncontrolling interests	-	-	-	-	-	-	-	7	7
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(181)	(181)
Other	-	-	102	164	21	-	287	-	287
Balance, end of period	$485	$4,766	$(49,634)	$81,322	$18,935	$10,209	$66,083	$825	$66,908

AIG | Second Quarter 2021 Form 10-Q 5

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)(continued)

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Three Months Ended June 30, 2020
Balance, beginning of period	$485	$4,766	$(49,334)	$81,188	$24,062	$(994)	$60,173	$1,670	$61,843
Common stock issued under stock plans	-	-	7	(9)	-	-	(2)	-	(2)
Purchase of common stock	-	-	-	-	-	-	-	-	-
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	-	(7,928)	-	(7,928)	162	(7,766)
Dividends on preferred stock	-	-	-	-	(8)	-	(8)	-	(8)
Dividends on common stock	-	-	-	-	(275)	-	(275)	-	(275)
Other comprehensive income (loss)	-	-	-	-	-	10,163	10,163	(9)	10,154
Net decrease due to divestitures
and acquisitions	-	-	-	-	-	-	-	(1,219)	(1,219)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	3	3
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(20)	(20)
Other	-	-	-	115	(4)	-	111	(3)	108
Balance, end of period	$485	$4,766	$(49,327)	$81,294	$15,847	$9,169	$62,234	$584	$62,818

Six Months Ended June 30, 2020
Balance, beginning of year	$485	$4,766	$(48,987)	$81,345	$23,084	$4,982	$65,675	$1,752	$67,427
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	(487)	-	(487)	-	(487)
Common stock issued under stock plans	-	-	167	(264)	-	-	(97)	-	(97)
Purchase of common stock	-	-	(500)	-	-	-	(500)	-	(500)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	-	(6,179)	-	(6,179)	67	(6,112)
Dividends on preferred stock	-	-	-	-	(15)	-	(15)	-	(15)
Dividends on common stock	-	-	-	-	(551)	-	(551)	-	(551)
Other comprehensive income (loss)	-	-	-	-	-	4,187	4,187	(23)	4,164
Net decrease due to divestitures
and acquisitions	-	-	-	-	-	-	-	(1,171)	(1,171)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	4	4
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(42)	(42)
Other	-	-	(7)	213	(5)	-	201	(3)	198
Balance, end of period	$485	$4,766	$(49,327)	$81,294	$15,847	$9,169	$62,234	$584	$62,818

See accompanying Notes to Condensed Consolidated Financial Statements.

6 AIG | Second Quarter 2021 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,080	$(6,112)
Loss from discontinued operations	-	1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net gains on sales of securities available for sale and other assets	(579)	(418)
Net (gains) losses on sale or disposal of divested businesses	(6)	8,628
Losses on extinguishment of debt	98	17
Unrealized gains in earnings - net	(1,267)	(1,704)
Equity in loss from equity method investments, net of dividends or distributions	31	232
Depreciation and other amortization	2,370	2,560
Impairments of assets	25	66
Changes in operating assets and liabilities:
Insurance reserves	4,889	2,033
Premiums and other receivables and payables - net	(1,381)	1,778
Reinsurance assets and funds held under reinsurance contracts	(1,928)	(2,295)
Capitalization of deferred policy acquisition costs	(2,688)	(2,224)
Current and deferred income taxes - net	199	(1,732)
Other, net	(1,033)	(1,069)
Total adjustments	(1,270)	5,872
Net cash provided by (used in) operating activities	2,810	(239)
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	12,559	13,858
Other securities	465	2,037
Other invested assets	1,807	2,134
Divested businesses, net	-	2,119
Maturities of fixed maturity securities available for sale	17,749	12,761
Principal payments received on and sales of mortgage and other loans receivable	4,115	2,359
Purchases of:
Available for sale securities	(34,667)	(29,804)
Other securities	(95)	(519)
Other invested assets	(1,558)	(1,385)
Mortgage and other loans receivable	(3,719)	(2,653)
Net change in short-term investments	3,065	(7,857)
Other, net	(1,366)	4,047
Net cash used in investing activities	(1,645)	(2,903)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	13,172	9,912
Policyholder contract withdrawals	(11,214)	(8,505)
Issuance of long-term debt	54	4,139
Issuance of debt of consolidated investment entities	2,542	1,370
Repayments of long-term debt	(1,839)	(513)
Repayments of debt of consolidated investment entities	(2,560)	(1,364)
Purchase of common stock	(592)	(500)
Dividends paid on preferred stock	(15)	(15)
Dividends paid on common stock	(550)	(551)
Other, net	(298)	(269)
Net cash provided by (used in) financing activities	(1,300)	3,704
Effect of exchange rate changes on cash and restricted cash	(34)	3
Net increase (decrease) in cash and restricted cash	(169)	565
Cash and restricted cash at beginning of year	3,230	3,287
Cash and restricted cash at end of period	$3,061	$3,852
AIG | Second Quarter 2021 Form 10-Q 7

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)(continued)

Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Six Months Ended June 30,
(in millions)	2021	2020
Cash	$2,760	$3,408
Restricted cash included in Short-term investments*	59	197
Restricted cash included in Other assets*	242	247
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$3,061	$3,852

Cash paid during the period for:
Interest	$592	$581
Taxes	$596	$741
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions	$477	$1,008
Fixed maturity securities received in connection with reinsurance transactions	$161	$325
Fixed maturity securities transferred in connection with reinsurance transactions	$(695)	$-
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,783	$1,916
Fee income debited to policyholder contract deposits included in financing activities	$(847)	$(853)

* Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to our affordable housing investments.

See accompanying Notes to Condensed Consolidated Financial Statements.

8 AIG | Second Quarter 2021 Form 10-Q

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

Certain of our foreign subsidiaries included in the Condensed Consolidated Financial Statements report on the basis of a fiscal year ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Condensed Consolidated Financial Statements has been considered for adjustment and/or disclosure. In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, especially when considering the risks and uncertainties associated with COVID-19 and the impact it may have on our business, results of operations and financial condition.

We evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2021 and prior to the issuance of these Condensed Consolidated Financial Statements.

Sales/disposals of Businesses

Separation of Life and Retirement Business and Strategic Partnership with the Blackstone Group

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On July 14, 2021, AIG and The Blackstone Group Inc. (Blackstone) announced that they have reached a definitive agreement for Blackstone to acquire a 9.9 percent equity stake in SAFG Retirement Services, Inc. (SAFG), which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. The transaction contemplates that most of AIG’s investment operations would be transferred to SAFG or its subsidiaries as part of the separation. As part of this agreement, AIG also agreed to enter into a long-term strategic asset management relationship with Blackstone to manage an initial $50 billion of Life and Retirement’s existing investment portfolio upon closing of the equity investment, with that amount increasing by increments of $8.5 billion per year for the next five years beginning in the third or fourth quarter of 2022, for an aggregate of $92.5 billion. Following the closing of the transaction, Blackstone will be entitled to designate one member of the board of directors of the Life and Retirement holding company, which will consist of 11 directors. Pursuant to the definitive agreement, Blackstone will be required to hold its ownership interest in SAFG following the completion of the separation of the Life and Retirement business, subject to exceptions permitting Blackstone to sell 25%, 67% and 75% of its shares after the first, second and third anniversaries, respectively, of the initial public offering of SAFG (the IPO), with the transfer restrictions terminating in full on the fifth anniversary of the IPO. In the event that the IPO of SAFG is not completed prior to the second anniversary of the closing of the transaction, Blackstone will have the right to require AIG to undertake the IPO, and in the event that the IPO has not been completed prior to the third anniversary of the closing, Blackstone will have the right to exchange all or a portion of its ownership interest in SAFG for shares of AIG’s common stock on the terms set forth in the definitive agreement. These transactions are subject to customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act), and are expected to close in the third quarter of 2021. While we currently believe the IPO is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that future separation transactions may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals,

AIG | Second Quarter 2021 Form 10-Q 9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the Securities and Exchange Commission (SEC).

On July 14, 2021, AIG and Blackstone Real Estate Income Trust (BREIT), a long-term, perpetual capital vehicle affiliated with Blackstone, announced that they have reached a definitive agreement for BREIT to acquire AIG’s interests in a U.S. affordable housing portfolio for approximately $5.1 billion, subject to certain adjustments, in an all cash transaction. This transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2021.

Sale of Certain AIG Life and Retirement Retail Mutual Funds Business

On February 8, 2021, AIG announced the execution of a definitive agreement with Touchstone Investments (Touchstone), an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of AIG Life and Retirement’s Retail Mutual Funds business. As of June 30, 2021, AIG Life and Retirement’s Retail Mutual Funds business managed $7.1 billion in assets across eighteen funds. The transaction closed on July 16, 2021 at which time we received initial proceeds, and twelve retail mutual funds managed by SunAmerica Asset Management, LLC (SAAMCo), a member of AIG Life and Retirement, with $6.8 billion in assets, were reorganized into Touchstone funds. Additional proceeds may be earned over a three-year period based on asset levels in certain reorganized funds. Six retail mutual funds managed by SAAMCo and not included in the transaction were liquidated. AIG Life and Retirement will retain its fund management platform and capabilities dedicated to its variable insurance products.

For further discussion on the sale of certain AIG Life and Retirement Retail Mutual Funds business see Note 16 to the Condensed Consolidated Financial Statements.

Fortitude Holdings

On June 2, 2020, we completed the sale of a majority of the interests in Fortitude Group Holdings, LLC (Fortitude Holdings) to Carlyle FRL, L.P. (Carlyle FRL), an investment fund advised by an affiliate of The Carlyle Group Inc. (Carlyle), and T&D United Capital Co., Ltd. (T&D), a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the Majority Interest Fortitude Sale). AIG established Fortitude Reinsurance Company Ltd. (Fortitude Re), a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Run-Off operations. As of June 30, 2021, approximately $30.1 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $4.0 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Run-Off operations. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, following the closing of the Majority Interest Fortitude Sale, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.

AIG sold a 19.9 percent ownership interest in Fortitude Holdings to TC Group Cayman Investments Holdings, L.P. (TCG), an affiliate of Carlyle, in November 2018 (the 2018 Fortitude Sale). As a result of completion of the Majority Interest Fortitude Sale, Carlyle FRL purchased from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D purchased from AIG a 25 percent ownership interest in Fortitude Holdings; AIG retained a 3.5 percent ownership interest in Fortitude Holdings and one seat on its Board of Managers. The $2.2 billion of proceeds received by AIG at closing included (i) the $1.8 billion under the Majority Interest Fortitude Sale, subject to a post-closing purchase price adjustment pursuant to which AIG would pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur through December 31, 2023, up to a maximum payment of $500 million; and (ii) a $383 million purchase price adjustment from Carlyle FRL and T&D, corresponding to their respective portions of a proposed $500 million non-pro rata distribution from Fortitude Holdings that was not received by AIG prior to the closing. Effective in the second quarter of 2021, AIG, Fortitude Holdings, Carlyle FRL, T&D and Carlyle amended the purchase agreement to finalize the post-closing purchase price adjustment for adverse reserve development. As a result of this amendment, during the three months ended June 30, 2021, AIG recorded a $21 million benefit through Policyholder benefits and losses incurred and eliminated further net exposure to adverse development on the reserves ceded to Fortitude Re.

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

10 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

In connection with the Majority Interest Fortitude Sale, AIG, Fortitude Holdings, and TCG agreed that, effective as of the closing, (i) AIG’s investment commitment targets under the 2018 Fortitude Sale (whereby AIG had agreed to invest certain amounts into various Carlyle strategies and to make certain minimum investment management fee payments by November 2021) were assumed by Fortitude Holdings and AIG was released therefrom, (ii) the purchase price adjustment that AIG had agreed to provide TCG in the 2018 Fortitude Sale (whereby AIG had agreed to reimburse TCG for adverse development in property casualty related reserves, based on an agreed methodology, that may occur through December 31, 2023, up to the value of TCG’s investment in Fortitude Holdings) has been terminated, and (iii) TCG remains obligated to pay AIG $115 million of deferred consideration upon settlement of the post-closing purchase price adjustment referred to above. This latter amount is composed of $95 million of deferred consideration contemplated as part of the 2018 Fortitude Sale, together with $19.9 million in respect of TCG’s 19.9 percent share of the unpaid portion of the $500 million non-pro rata dividend to be paid to AIG under the 2018 Fortitude Sale (TCG paid $79.6 million to AIG on May 26, 2020). In addition, the 2018 capital maintenance agreement between AIG and Fortitude Re and the letters of credit issued in support of Fortitude Re and subject to reimbursement by AIG in the event of a drawdown were terminated as of the closing of the Majority Interest Fortitude Sale. Upon closing of the Majority Interest Fortitude Sale, AIG entered into a transition services agreement with Fortitude Holdings for the provision of transition services for a period after closing, and letter of credit agreements with certain financial institutions, which issued letters of credit in support of certain General Insurance subsidiaries that have reinsurance agreements in place with Fortitude Re in the amount of $600 million. These letters of credit are subject to reimbursement by AIG in the event of a drawdown by these insurance subsidiaries.

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

• fair value measurements of certain financial assets and liabilities; and

• income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset.

These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated financial condition, results of operations and cash flows could be materially affected.

AIG | Second Quarter 2021 Form 10-Q 11

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

We assessed the materiality of the misclassification on prior period financial statements in accordance with SEC Staff Accounting Bulletin Number 99, Materiality, as codified in ASC 250-10, Accounting Changes and Error Corrections. We have determined that these misclassifications were not material to the financial statements of any prior annual or interim period. Accordingly, the six-month period ended June 30, 2020 has been corrected in the comparative Condensed Consolidated Statements of Cash Flows. Additionally, impacted prior interim periods will be revised within the Quarterly Reports on Form 10-Q to be filed for the period ending September 30, 2021.

For the six months ended June 30, 2020, the unrealized (gains) losses in earnings – net and Insurance reserves line items in the Condensed Consolidated Statements of Cash Flows were adjusted by $(1,740) million and $176 million, respectively. The total net cash provided by (used in) operating activities was adjusted by $(1,564) million. Additionally, the Policyholder contract deposits and Policyholder contract withdrawals line items in the Condensed Consolidated Statements of Cash Flows were adjusted by $1,502 million and $62 million, respectively. The total net cash provided by financing activities was adjusted by $1,564 million.

DEBT CASH TENDER OFFERS

In the second quarter of 2021, we repurchased, through cash tender offers, and canceled approximately $254 million aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $359 million and wrote off $4 million of unamortized debt issuance costs, resulting in a total loss on extinguishment of debt of approximately $109 million.

2. Summary of Significant Accounting Policies

Accounting Standards Adopted During 2021

Income Tax

On December 18, 2019, the FASB issued an accounting standard that simplifies the accounting for income taxes by eliminating certain exceptions to the incremental approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also simplified other areas including the accounting for franchise taxes and enacted tax laws or rates and clarified the accounting for transactions that result in the step-up in the tax basis of goodwill. We adopted the standard on its effective date of January 1, 2021. The impact of adoption was not material to our consolidated financial condition, results of operations and cash flows.

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

12 AIG | Second Quarter 2021 Form 10-Q

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

AIG | Second Quarter 2021 Form 10-Q 13

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

For further discussion on the Life and Retirement business, see Note 1 to the Condensed Consolidated Financial Statements.

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

14 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended June 30,	2021			2020
		Adjusted			Adjusted
	Adjusted	Pre-tax		Adjusted	Pre-tax
(in millions)	Revenues	Income (Loss)		Revenues	Income (Loss)
General Insurance
North America	$2,685	$169	(a)	$2,474	$(439)	(a)
International	3,530	294	(a)	3,263	96	(a)
Net investment income	731	731		518	518
Total General Insurance	6,946	1,194		6,255	175
Life and Retirement
Individual Retirement	1,519	617		1,331	549
Group Retirement	820	347		712	214
Life Insurance	1,295	20		1,219	2
Institutional Markets	1,412	140		1,399	130
Total Life and Retirement	5,046	1,124		4,661	895
Other Operations
Other Operations before consolidation and eliminations	259	(516)		607	(332)
AIG consolidation and eliminations	(125)	(94)		35	53
Total Other Operations	134	(610)		642	(279)
Total	12,126	1,708		11,558	791
Reconciling items to pre-tax income (loss):
Changes in fair value of securities used to hedge guaranteed living benefits	14	13		14	16
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized gains (losses)	-	120		-	255
Changes in the fair value of equity securities	(13)	(13)		56	56
Other income (expense) - net	(2)	-		14	-
Loss on extinguishment of debt	-	(106)		-	-
Net investment income on Fortitude Re funds withheld assets	507	507		116	116
Net realized gains on Fortitude Re funds withheld assets	173	173		96	96
Net realized losses on Fortitude Re funds withheld
embedded derivative	(2,056)	(2,056)		(837)	(837)
Net realized losses(b)	(68)	(59)		(1,621)	(1,607)
Loss from divested businesses	-	(1)		-	(8,412)
Non-operating litigation reserves and settlements	-	-		-	-
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	65		-	33
Net loss reserve discount charge	-	(22)		-	(16)
Integration and transaction costs associated with acquiring or divesting
businesses	-	(35)		-	(4)
Restructuring and other costs	-	(126)		-	(134)
Non-recurring costs related to regulatory or accounting changes	-	(21)		-	(14)
Revenues and pre-tax income (loss)	$10,681	$147		$9,396	$(9,661)

AIG | Second Quarter 2021 Form 10-Q 15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Six Months Ended June 30,	2021			2020
		Adjusted			Adjusted
	Adjusted	Pre-tax		Adjusted	Pre-tax
(in millions)	Revenues	Income (Loss)		Revenues	Income (Loss)
General Insurance
North America	$5,073	$(33)	(a)	$5,205	$(542)	(a)
International	7,008	569	(a)	6,611	112	(a)
Net investment income	1,503	1,503		1,106	1,106
Total General Insurance	13,584	2,039		12,922	676
Life and Retirement
Individual Retirement	2,996	1,149		2,699	854
Group Retirement	1,626	654		1,406	357
Life Insurance	2,628	(20)		2,419	80
Institutional Markets	1,776	282		2,423	205
Total Life and Retirement	9,026	2,065		8,947	1,496
Other Operations
Other Operations before consolidation and eliminations	583	(870)		922	(1,167)
AIG consolidation and eliminations	(305)	(270)		(106)	(34)
Total Other Operations	278	(1,140)		816	(1,201)
Total	22,888	2,964		22,685	971
Reconciling items to pre-tax income (loss):
Changes in fair value of securities used to hedge guaranteed living benefits	32	35		28	9
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized gains (losses)	-	(83)		-	(283)
Changes in the fair value of equity securities	9	9		(135)	(135)
Other income (expense) - net	(8)	-		24	-
Loss on extinguishment of debt	-	(98)		-	(17)
Net investment income on Fortitude Re funds withheld assets	993	993		116	116
Net realized gains on Fortitude Re funds withheld assets	346	346		96	96
Net realized gains (losses) on Fortitude Re funds withheld
embedded derivative	326	326		(837)	(837)
Net realized gains(b)	549	568		1,856	1,887
Income (loss) from divested businesses	-	6		-	(8,628)
Non-operating litigation reserves and settlements	-	-		6	6
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	84		-	41
Net loss reserve discount benefit (charge)	-	10		-	(72)
Integration and transaction costs associated with acquiring or divesting
businesses	-	(44)		-	(6)
Restructuring and other costs	-	(200)		-	(224)
Non-recurring costs related to regulatory or accounting changes	-	(41)		-	(27)
Revenues and pre-tax income (loss)	$25,135	$4,875		$23,839	$(7,103)

(a) General Insurance North America’s and General Insurance International’s Adjusted pre-tax income does not include Net investment income as the investment portfolio results are managed at the General Insurance level. Net investment income is shown separately as a component of General Insurance’s total Adjusted pre-tax income results.

(b) Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG (Fortitude Re funds withheld assets).

16 AIG | Second Quarter 2021 Form 10-Q

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

AIG | Second Quarter 2021 Form 10-Q 17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2021				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$-	$4,501	$-	$-	$-	$4,501
Obligations of states, municipalities and political subdivisions	-	13,240	1,939	-	-	15,179
Non-U.S. governments	55	15,956	10	-	-	16,021
Corporate debt	-	172,780	2,773	-	-	175,553
RMBS	-	17,499	11,085	-	-	28,584
CMBS	-	14,382	1,082	-	-	15,464
CDO/ABS	-	8,450	9,318	-	-	17,768
Total bonds available for sale	55	246,808	26,207	-	-	273,070
Other bond securities:
U.S. government and government sponsored entities	-	1,778	-	-	-	1,778
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	12	-	-	-	12
RMBS	-	221	113	-	-	334
CMBS	-	254	46	-	-	300
CDO/ABS	-	163	2,279	-	-	2,442
Total other bond securities	-	2,428	2,438	-	-	4,866
Equity securities	1,029	46	4	-	-	1,079
Other invested assets(b)	-	103	2,099	-	-	2,202
Derivative assets(c):
Interest rate contracts	-	3,677	1	-	-	3,678
Foreign exchange contracts	-	1,156	1	-	-	1,157
Equity contracts	7	356	368	-	-	731
Commodity contracts	-	6	-	-	-	6
Credit contracts	-	-	1	-	-	1
Other contracts	-	-	13	-	-	13
Counterparty netting and cash collateral	-	-	-	(2,833)	(1,721)	(4,554)
Total derivative assets	7	5,195	384	(2,833)	(1,721)	1,032
Short-term investments	2,839	2,684	-	-	-	5,523
Other assets	-	-	113	-	-	113
Separate account assets	103,402	3,904	-	-	-	107,306
Total	$107,332	$261,168	$31,245	$(2,833)	$(1,721)	$395,191
Liabilities:
Policyholder contract deposits	$-	$-	$9,020	$-	$-	$9,020
Derivative liabilities(c):
Interest rate contracts	2	3,878	-	-	-	3,880
Foreign exchange contracts	-	747	-	-	-	747
Equity contracts	4	57	11	-	-	72
Credit contracts	-	19	44	-	-	63
Other contracts	-	-	3	-	-	3
Counterparty netting and cash collateral	-	-	-	(2,833)	(1,201)	(4,034)
Total derivative liabilities	6	4,701	58	(2,833)	(1,201)	731
Fortitude Re funds withheld payable	-	-	5,317	-	-	5,317
Other liabilities	-	10	-	-	-	10
Long-term debt	-	1,974	-	-	-	1,974
Total	$6	$6,685	$14,395	$(2,833)	$(1,201)	$17,052

18 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

December 31, 2020				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$73	$4,053	$-	$-	$-	$4,126
Obligations of states, municipalities and political subdivisions	-	14,019	2,105	-	-	16,124
Non-U.S. governments	28	15,312	5	-	-	15,345
Corporate debt	-	166,949	2,349	-	-	169,298
RMBS	-	19,771	11,694	-	-	31,465
CMBS	-	15,211	922	-	-	16,133
CDO/ABS	-	9,191	9,814	-	-	19,005
Total bonds available for sale	101	244,506	26,889	-	-	271,496
Other bond securities:
U.S. government and government sponsored entities	-	1,845	-	-	-	1,845
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	12	-	-	-	12
RMBS	-	290	139	-	-	429
CMBS	-	273	47	-	-	320
CDO/ABS	-	173	2,512	-	-	2,685
Total other bond securities	-	2,593	2,698	-	-	5,291
Equity securities	929	76	51	-	-	1,056
Other invested assets(b)	-	102	1,827	-	-	1,929
Derivative assets(c):
Interest rate contracts	-	4,637	-	-	-	4,637
Foreign exchange contracts	-	1,020	2	-	-	1,022
Equity contracts	9	923	198	-	-	1,130
Credit contracts	-	-	2	-	-	2
Other contracts	-	-	14	-	-	14
Counterparty netting and cash collateral	-	-	-	(3,812)	(2,219)	(6,031)
Total derivative assets	9	6,580	216	(3,812)	(2,219)	774
Short-term investments	2,379	3,589	-	-	-	5,968
Other assets	-	-	113	-	-	113
Separate account assets	96,560	3,730	-	-	-	100,290
Total	$99,978	$261,176	$31,794	$(3,812)	$(2,219)	$386,917
Liabilities:
Policyholder contract deposits	$-	$-	$9,798	$-	$-	$9,798
Derivative liabilities(c):
Interest rate contracts	1	4,435	-	-	-	4,436
Foreign exchange contracts	-	1,090	-	-	-	1,090
Equity contracts	14	162	47	-	-	223
Credit contracts	-	23	44	-	-	67
Other contracts	-	-	6	-	-	6
Counterparty netting and cash collateral	-	-	-	(3,812)	(1,441)	(5,253)
Total derivative liabilities	15	5,710	97	(3,812)	(1,441)	569
Fortitude Re funds withheld payable	-	-	6,042	-	-	6,042
Other liabilities	-	1	-	-	-	1
Long-term debt	-	2,097	-	-	-	2,097
Total	$15	$7,808	$15,937	$(3,812)	$(1,441)	$18,507

(a)Represents netting of derivative exposures covered by qualifying master netting agreements.

(b) Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $7.4 billion and $6.5 billion as of June 30, 2021 and December 31, 2020, respectively.

(c) Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.

AIG | Second Quarter 2021 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and six-month periods ended June 30, 2021 and 2020 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2021 and 2020:

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
Three Months Ended June 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$1,896	$5	$128	$(65)	$-	$(25)	$-	$1,939	$-	$244
Non-U.S. governments	6	-	(1)	1	4	-	-	10	-	-
Corporate debt	2,570	14	17	31	208	(67)	-	2,773	-	50
RMBS	11,464	150	(39)	(460)	-	(30)	-	11,085	-	957
CMBS	1,104	7	23	85	-	(137)	-	1,082	-	18
CDO/ABS	9,602	(1)	44	(374)	384	(337)	-	9,318	-	403
Total bonds available for sale	26,642	175	172	(782)	596	(596)	-	26,207	-	1,672
Other bond securities:
RMBS	126	1	-	(14)	-	-	-	113	12	-
CMBS	46	-	-	-	-	-	-	46	6	-
CDO/ABS	2,346	45	-	(112)	-	-	-	2,279	253	-
Total other bond securities	2,518	46	-	(126)	-	-	-	2,438	271	-
Equity securities	128	-	(3)	(112)	1	(10)	-	4	-	-
Other invested assets	1,897	114	(1)	89	-	-	-	2,099	122	-
Other assets	113	-	-	-	-	-	-	113	-	-
Total	$31,298	$335	$168	$(931)	$597	$(606)	$-	$30,861	$393	$1,672
		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		(Gains)		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	Losses	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Liabilities:
Policyholder contract deposits	$7,617	$1,363	$-	$40	$-	$-	$-	$9,020	$(1,018)	$-
Derivative liabilities, net:
Interest rate contracts	-	(2)	-	1	-	-	-	(1)	1	-
Foreign exchange contracts	-	-	-	(1)	-	-	-	(1)	(1)	-
Equity contracts	(222)	(71)	-	(69)	-	5	-	(357)	85	-
Credit contracts	44	2	-	(3)	-	-	-	43	(1)	-
Other contracts	(9)	(16)	-	15	-	-	-	(10)	17	-
Total derivative liabilities, net(a)	(187)	(87)	-	(57)	-	5	-	(326)	101	-
Fortitude Re funds withheld
payable	3,487	2,056	-	(226)	-	-	-	5,317	(1,452)	-
Total	$10,917	$3,332	$-	$(243)	$-	$5	$-	$14,011	$(2,369)	$-
20 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		Gains		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	(Losses)	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Six Months Ended June 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,105	$8	$(31)	$(118)	$-	$(25)	$-	$1,939	$-	$234
Non-U.S. governments	5	-	(1)	1	5	-	-	10	-	-
Corporate debt	2,349	13	7	208	395	(199)	-	2,773	-	(109)
RMBS	11,694	317	25	(891)	-	(60)	-	11,085	-	943
CMBS	922	16	(33)	258	56	(137)	-	1,082	-	(38)
CDO/ABS	9,814	15	30	(538)	838	(841)	-	9,318	-	467
Total bonds available for sale	26,889	369	(3)	(1,080)	1,294	(1,262)	-	26,207	-	1,497
Other bond securities:
RMBS	139	4	-	(30)	-	-	-	113	(86)	-
CMBS	47	(1)	-	(6)	6	-	-	46	4	-
CDO/ABS	2,512	34	-	(267)	-	-	-	2,279	255	-
Total other bond securities	2,698	37	-	(303)	6	-	-	2,438	173	-
Equity securities	51	11	-	(123)	76	(11)	-	4	3	-
Other invested assets	1,827	256	(7)	23	-	-	-	2,099	245	-
Other assets	113	-	-	-	-	-	-	113	-	-
Total	$31,578	$673	$(10)	$(1,483)	$1,376	$(1,273)	$-	$30,861	$421	$1,497
		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		(Gains)		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	Losses	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Liabilities:
Policyholder contract deposits	$9,798	$(897)	$-	$119	$-	$-	$-	$9,020	$1,553	$-
Derivative liabilities, net:
Interest rate contracts	-	(2)	-	1	-	-	-	(1)	2	-
Foreign exchange contracts	(2)	1	-	-	-	-	-	(1)	(1)	-
Equity contracts	(151)	(97)	-	(154)	-	45	-	(357)	13	-
Credit contracts	42	7	-	(6)	-	-	-	43	(1)	-
Other contracts	(8)	(33)	-	31	-	-	-	(10)	33	-
Total derivative liabilities, net(a)	(119)	(124)	-	(128)	-	45	-	(326)	46	-
Fortitude Re funds withheld
payable	6,042	(326)	-	(399)	-	-	-	5,317	1,503	-
Total	$15,721	$(1,347)	$-	$(408)	$-	$45	$-	$14,011	$3,102	$-

AIG | Second Quarter 2021 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		Gains		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	(Losses)	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Three Months Ended June 30, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,102	$-	$254	$20	$-	$(97)	$-	$2,279	$-	$244
Non-U.S. governments	6	-	-	5	-	(6)	-	5	-	-
Corporate debt	1,215	(1)	72	113	519	(18)	-	1,900	-	50
RMBS	11,687	208	947	(171)	7	-	-	12,678	-	957
CMBS	1,146	4	15	(16)	-	-	-	1,149	-	18
CDO/ABS	8,768	3	432	108	334	(184)	-	9,461	-	403
Total bonds available for sale	24,924	214	1,720	59	860	(305)	-	27,472	-	1,672
Other bond securities:
RMBS	149	14	-	5	-	-	-	168	13	-
CMBS	42	6	-	(1)	-	-	-	47	6	-
CDO/ABS	2,378	274	-	(121)	-	-	-	2,531	253	-
Total other bond securities	2,569	294	-	(117)	-	-	-	2,746	272	-
Equity securities	19	-	-	-	25	(1)	-	43	-	-
Other invested assets	1,467	(59)	-	78	-	-	-	1,486	-	-
Other assets	91	-	-	54	-	-	(34)	111	-	-
Total	$29,070	$449	$1,720	$74	$885	$(306)	$(34)	$31,858	$272	$1,672
		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		(Gains)		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	Losses	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Liabilities:
Policyholder contract deposits	$8,153	$1,060	$-	$20	$-	$-	$-	$9,233	$(825)	$-
Derivative liabilities, net:
Interest rate contracts	-	(1)	-	1	-	-	-	-	-	-
Foreign exchange contracts	3	1	-	(5)	-	-	-	(1)	-	-
Equity contracts	(143)	36	-	54	-	-	-	(53)	(15)	-
Credit contracts	(76)	64	-	57	-	-	-	45	9	-
Other contracts	(2)	(17)	-	16	-	-	-	(3)	17	-
Total derivative liabilities, net(a)	(218)	83	-	123	-	-	-	(12)	11	-
Fortitude Re funds withheld
payable	-	837	-	-	-	-	3,673	4,510	663	-
Total	$7,935	$1,980	$-	$143	$-	$-	$3,673	$13,731	$(151)	$-

22 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		Gains		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	(Losses)	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Six Months Ended June 30, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,121	$5	$199	$157	$27	$(230)	$-	$2,279	$-	$193
Non-U.S. governments	-	-	-	5	6	(6)	-	5	-	-
Corporate debt	1,663	(68)	(9)	120	622	(428)	-	1,900	-	21
RMBS	13,408	340	(676)	(394)	26	(26)	-	12,678	-	(548)
CMBS	1,053	11	34	28	23	-	-	1,149	-	39
CDO/ABS	7,686	20	(125)	155	1,937	(212)	-	9,461	-	(134)
Total bonds available for sale	25,931	308	(577)	71	2,641	(902)	-	27,472	-	(429)
Other bond securities:
RMBS	143	-	-	25	-	-	-	168	(1)	-
CMBS	50	(1)	-	(2)	-	-	-	47	(2)	-
CDO/ABS	3,545	101	-	(1,115)	-	-	-	2,531	(9)	-
Total other bond securities	3,738	100	-	(1,092)	-	-	-	2,746	(12)	-
Equity securities	8	(1)	1	10	26	(1)	-	43	-	-
Other invested assets	1,192	(63)	-	207	150	-	-	1,486	(48)	-
Other assets	89	-	-	59	-	-	(37)	111	-	-
Total	$30,958	$344	$(576)	$(745)	$2,817	$(903)	$(37)	$31,858	$(60)	$(429)

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		(Gains)		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	Losses	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Liabilities:
Policyholder contract deposits	$6,910	$2,231	$-	$92	$-	$-	$-	$9,233	$(1,709)	$-
Derivative liabilities, net:
Interest rate contracts	-	(1)	-	1	-	-	-	-	1	-
Foreign exchange contracts	(6)	4	-	1	-	-	-	(1)	1	-
Equity contracts	(151)	10	-	88	-	-	-	(53)	(64)	-
Credit contracts	62	(60)	-	43	-	-	-	45	6	-
Other contracts	(7)	(27)	-	31	-	-	-	(3)	27	-
Total derivative liabilities, net(a)	(102)	(74)	-	164	-	-	-	(12)	(29)	-
Fortitude Re funds withheld
payable	-	837	-	-	-	-	3,673	4,510	663	-
Total	$6,808	$2,994	$-	$256	$-	$-	$3,673	$13,731	$(1,075)	$-

(a)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

AIG | Second Quarter 2021 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

	Net
	Investment	Net Realized	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended June 30, 2021
Assets:
Bonds available for sale	$163	$12	$-	$175
Other bond securities	47	(1)	-	46
Equity securities	-	-	-	-
Other invested assets	99	15	-	114
Six Months Ended June 30, 2021
Assets:
Bonds available for sale	$348	$21	$-	$369
Other bond securities	16	21	-	37
Equity securities	11	-	-	11
Other invested assets	241	15	-	256
Three Months Ended June 30, 2020
Assets:
Bonds available for sale	$182	$32	$-	$214
Other bond securities	294	-	-	294
Equity securities	-	-	-	-
Other invested assets	(59)	-	-	(59)
Six Months Ended June 30, 2020
Assets:
Bonds available for sale	$380	$(72)	$-	$308
Other bond securities	(168)	268	-	100
Equity securities	-	(1)	-	(1)
Other invested assets	(63)	-	-	(63)

	Net
	Investment	Net Realized	Other
(in millions)	Income	(Gains) Losses	Income	Total
Three Months Ended June 30, 2021
Liabilities:
Policyholder contract deposits*	$-	$1,363	$-	$1,363
Derivative liabilities, net	-	(72)	(15)	(87)
Fortitude Re funds withheld payable	-	2,056	-	2,056
Six Months Ended June 30, 2021
Liabilities:
Policyholder contract deposits*	$-	$(897)	$-	$(897)
Derivative liabilities, net	-	(95)	(29)	(124)
Fortitude Re funds withheld payable	-	(326)	-	(326)
Three Months Ended June 30, 2020
Liabilities:
Policyholder contract deposits*	$-	$1,060	$-	$1,060
Derivative liabilities, net	-	97	(14)	83
Fortitude Re funds withheld payable	-	837	-	837
Six Months Ended June 30, 2020
Liabilities:
Policyholder contract deposits*	$-	$2,231	$-	$2,231
Derivative liabilities, net	-	(46)	(28)	(74)
Fortitude Re funds withheld payable	-	837	-	837

*Primarily embedded derivatives.

24 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three- and six-month periods ended June 30, 2021 and 2020 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Three Months Ended June 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$3	$(23)	$(45)	$(65)
Non-U.S. governments	1	-	-	1
Corporate debt	212	(32)	(149)	31
RMBS	318	(115)	(663)	(460)
CMBS	97	-	(12)	85
CDO/ABS	780	119	(1,273)	(374)
Total bonds available for sale	1,411	(51)	(2,142)	(782)
Other bond securities:
RMBS	1	(9)	(6)	(14)
CMBS	-	-	-	-
CDO/ABS	-	-	(112)	(112)
Total other bond securities	1	(9)	(118)	(126)
Equity securities	-	(3)	(109)	(112)
Other invested assets	194	-	(105)	89
Other assets	-	-	-	-
Total assets	$1,606	$(63)	$(2,474)	$(931)
Liabilities:
Policyholder contract deposits	$-	$202	$(162)	$40
Derivative liabilities, net	(71)	1	13	(57)
Fortitude Re funds withheld payable	-	-	(226)	(226)
Total liabilities	$(71)	$203	$(375)	$(243)
Three Months Ended June 30, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$22	$-	$(2)	$20
Non-U.S. governments	5	-	-	5
Corporate debt	121	-	(8)	113
RMBS	365	-	(536)	(171)
CMBS	1	(5)	(12)	(16)
CDO/ABS	256	(3)	(145)	108
Total bonds available for sale	770	(8)	(703)	59
Other bond securities:
RMBS	12	-	(7)	5
CMBS	-	-	(1)	(1)
CDO/ABS	-	-	(121)	(121)
Total other bond securities	12	-	(129)	(117)
Equity securities	-	-	-	-
Other invested assets	78	-	-	78
Other assets	55	-	(1)	54
Total assets	$915	$(8)	$(833)	$74
Liabilities:
Policyholder contract deposits	$-	$122	$(102)	$20
Derivative liabilities, net	(9)	-	132	123
Fortitude Re funds withheld payable	-	-	-	-
Total liabilities	$(9)	$122	$30	$143

AIG | Second Quarter 2021 Form 10-Q 25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Six Months Ended June 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$11	$(43)	$(86)	$(118)
Non-U.S. governments	1	-	-	1
Corporate debt	953	(33)	(712)	208
RMBS	482	(115)	(1,258)	(891)
CMBS	290	-	(32)	258
CDO/ABS	1,156	70	(1,764)	(538)
Total bonds available for sale	2,893	(121)	(3,852)	(1,080)
Other bond securities:
RMBS	1	(9)	(22)	(30)
CMBS	-	(6)	-	(6)
CDO/ABS	-	(39)	(228)	(267)
Total other bond securities	1	(54)	(250)	(303)
Equity securities	-	(3)	(120)	(123)
Other invested assets	392	-	(369)	23
Other assets	-	-	-	-
Total assets	$3,286	$(178)	$(4,591)	$(1,483)
Liabilities:
Policyholder contract deposits	$-	$393	$(274)	$119
Derivative liabilities, net	(123)	2	(7)	(128)
Fortitude Re funds withheld payable	-	-	(399)	(399)
Total liabilities	$(123)	$395	$(680)	$(408)
Six Months Ended June 30, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$167	$(2)	$(8)	$157
Non-U.S. governments	5	-	-	5
Corporate debt	233	(5)	(108)	120
RMBS	701	-	(1,095)	(394)
CMBS	54	(7)	(19)	28
CDO/ABS	481	(25)	(301)	155
Total bonds available for sale	1,641	(39)	(1,531)	71
Other bond securities:
RMBS	37	-	(12)	25
CMBS	-	-	(2)	(2)
CDO/ABS	35	(579)	(571)	(1,115)
Total other bond securities	72	(579)	(585)	(1,092)
Equity securities	10	-	-	10
Other invested assets	252	-	(45)	207
Other assets	55	-	4	59
Total assets	$2,030	$(618)	$(2,157)	$(745)
Liabilities:
Policyholder contract deposits	$-	$344	$(252)	$92
Derivative liabilities, net	(24)	8	180	164
Fortitude Re funds withheld payable	-	-	-	-
Total liabilities	$(24)	$352	$(72)	$256

(a)There were no issuances during the three- and six-month periods ended June 30, 2021 and 2020.

26 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2021 and 2020 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $9 million and $28 million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three- and six-month periods ended June 30, 2021, respectively, and includes $1 million and $(4) million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three- and six-month periods ended June 30, 2021, respectively.

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

Transfers of Level 3 Assets

During the three- and six-month periods ended June 30, 2021 and 2020, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

During the three- and six-month periods ended June 30, 2021 and 2020, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of corporate debt, RMBS, CMBS, CDO/ABS and certain investments in municipal securities out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and six-month periods ended June 30, 2021 and 2020.

AIG | Second Quarter 2021 Form 10-Q 27

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

	Fair Value at
	June 30,	Valuation		Range
(in millions)	2021	Technique	Unobservable Input(b)	(Weighted Average)(c)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,588	Discounted cash flow	Yield	2.89% - 3.39% (3.14%)

Corporate debt	1,939	Discounted cash flow	Yield	1.85% - 17.19% (7.64%)

RMBS(a)	10,393	Discounted cash flow	Constant prepayment rate	4.75% - 17.06% (10.90%)
			Loss severity	29.46% - 74.55% (52.00%)
			Constant default rate	1.42% - 6.22% (3.82%)
			Yield	1.57% - 4.10% (2.83%)

CDO/ABS(a)	8,011	Discounted cash flow	Yield	1.51% - 4.53% (3.02%)

CMBS	579	Discounted cash flow	Yield	0.90% - 5.42% (3.16%)
Liabilities(d):

Embedded derivatives within
Policyholder contract deposits:

Variable annuity guaranteed minimum withdrawal benefits (GMWB)	2,484	Discounted cash flow	Equity volatility	6.55% - 51.55%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.07% - 1.38%

Index annuities including certain GMWB	5,788	Discounted cash flow	Lapse rate	0.38% - 50.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	80.00% - 100.00%
			Option budget	0.00% - 4.00%
			NPA(f)	0.07% - 1.38%

Indexed life	701	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(f)	0.07% - 1.38%

28 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2020	Technique	Unobservable Input(b)	(Weighted Average)(c)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,670	Discounted cash flow	Yield	2.82% - 3.39% (3.11%)

Corporate debt	1,591	Discounted cash flow	Yield	2.13% - 7.82% (4.97%)

RMBS(a)	11,297	Discounted cash flow	Constant prepayment rate	3.90% - 11.99% (7.94%)
			Loss severity	30.08% - 78.49% (54.29%)
			Constant default rate	1.45% - 6.19% (3.82%)
			Yield	1.69% - 4.25% (2.97%)

CDO/ABS(a)	8,324	Discounted cash flow	Yield	1.93% - 4.85% (3.39%)

CMBS	541	Discounted cash flow	Yield	0.92% - 5.89% (3.40%)
Liabilities(d):

Embedded derivatives within
Policyholder contract deposits:

GMWB	3,572	Discounted cash flow	Equity volatility	6.45% - 50.85%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.06% - 1.48%

Index annuities including certain
GMWB	5,538	Discounted cash flow	Lapse rate	0.38% - 50.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	80.00% - 100.00%
			Option budget	0.00% - 4.00%
			NPA(f)	0.06% - 1.48%

Indexed life	649	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(f)	0.06% - 1.48%

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

(g) The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders that are accounted for as an embedded derivative. The total embedded derivative liability at June 30, 2021 and December 31, 2020 was approximately $860 million and $726 million, respectively. The remaining guaranteed minimum riders on the index annuities are valued under the accounting guidance for certain nontraditional long-duration contracts.

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

AIG | Second Quarter 2021 Form 10-Q 29

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

30 AIG | Second Quarter 2021 Form 10-Q

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

		June 30, 2021		December 31, 2020
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,217	$1,796	$1,752	$1,960

Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	946	542	908	445

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	235	214	167	171

Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	844	140	703	55

Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	460	421	400	155

Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	878	476	683	365
Total private equity funds		5,580	3,589	4,613	3,151
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	436	-	411	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	344	-	361	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	673	-	807	-

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	345	-	301	1
Total hedge funds		1,798	-	1,880	1
Total		$7,378	$3,589	$6,493	$3,152

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

AIG | Second Quarter 2021 Form 10-Q 31

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,

(in millions)	2021	2020	2021	2020
Assets:
Bond and equity securities	$96	$374	$(3)	$314
Alternative investments(a)	428	(26)	845	(165)
Liabilities:
Long-term debt(b)	(38)	(18)	33	(221)
Total gain (loss)	$486	$330	$875	$(72)

(a) Includes certain hedge funds, private equity funds and other investment partnerships.

(b) Includes guaranteed investment agreements (GIAs), notes, bonds and mortgages payable.

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

The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	June 30, 2021			December 31, 2020
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Liabilities:
Long-term debt*	$1,974	$1,401	$573	$2,097	$1,479	$618

*Includes GIAs, notes, bonds, loans and mortgages payable.

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Level 1	Level 2	Level 3	Total	2021	2020	2021	2020
June 30, 2021
Other investments	$-	$-	$89	$89	$-	$37	$6	$48
Other assets	-	-	-	-	-	-	-	12
Total	$-	$-	$89	$89	$-	$37	$6	$60
December 31, 2020
Other investments	$-	$-	$376	$376
Other assets	-	-	28	28
Total	$-	$-	$404	$404

32 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
June 30, 2021
Assets:
Mortgage and other loans receivable	$-	$89	$47,619	$47,708	$45,216
Other invested assets	-	844	6	850	850
Short-term investments	-	9,646	-	9,646	9,646
Cash	2,760	-	-	2,760	2,760
Other assets	229	13	-	242	242
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	189	143,620	143,809	132,367
Fortitude Re funds withheld payable	-	-	36,086	36,086	36,086
Other liabilities	-	3,692	-	3,692	3,692
Long-term debt	-	27,506	346	27,852	24,187
Debt of consolidated investment entities	-	2,359	7,251	9,610	9,566
Separate account liabilities - investment contracts	-	102,392	-	102,392	102,392
December 31, 2020
Assets:
Mortgage and other loans receivable	$-	$95	$48,541	$48,636	$45,562
Other invested assets	-	837	6	843	843
Short-term investments	-	12,235	-	12,235	12,235
Cash	2,827	-	-	2,827	2,827
Other assets	209	14	-	223	223
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	214	144,357	144,571	130,435
Fortitude Re funds withheld payable	-	-	37,018	37,018	37,018
Other liabilities	-	3,695	-	3,695	3,695
Long-term debt	-	30,310	365	30,675	26,006
Debt of consolidated investment entities	-	1,746	7,965	9,711	9,431
Separate account liabilities - investment contracts	-	95,610	-	95,610	95,610

AIG | Second Quarter 2021 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

5. Investments

Securities Available for Sale

The following table presents the amortized cost and fair value of our available for sale securities:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in millions)	Cost	Losses(a)	Gains	Losses	Value
June 30, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$4,205	$-	$317	$(21)	$4,501
Obligations of states, municipalities and political subdivisions	13,261	-	1,931	(13)	15,179
Non-U.S. governments	15,356	(2)	836	(169)	16,021
Corporate debt	160,673	(84)	15,965	(1,001)	175,553
Mortgage-backed, asset-backed and collateralized:
RMBS	25,995	(11)	2,713	(113)	28,584
CMBS	14,710	-	797	(43)	15,464
CDO/ABS	17,420	-	403	(55)	17,768
Total mortgage-backed, asset-backed and collateralized	58,125	(11)	3,913	(211)	61,816
Total bonds available for sale(b)	$251,620	$(97)	$22,962	$(1,415)	$273,070
December 31, 2020
Bonds available for sale:
U.S. government and government sponsored entities	$3,640	$-	$503	$(17)	$4,126
Obligations of states, municipalities and political subdivisions	13,915	-	2,216	(7)	16,124
Non-U.S. governments	14,231	(4)	1,181	(63)	15,345
Corporate debt	150,111	(164)	19,905	(554)	169,298
Mortgage-backed, asset-backed and collateralized:
RMBS	28,551	(16)	3,000	(70)	31,465
CMBS	15,182	(1)	1,023	(71)	16,133
CDO/ABS	18,707	(1)	425	(126)	19,005
Total mortgage-backed, asset-backed and collateralized	62,440	(18)	4,448	(267)	66,603
Total bonds available for sale(b)	$244,337	$(186)	$28,253	$(908)	$271,496

(a) Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains and losses and are not recognized in other comprehensive income.

(b) At June 30, 2021 and December 31, 2020, bonds available for sale held by us that were below investment grade or not rated totaled $27.9 billion and $28.2 billion, respectively.

34 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Securities Available for Sale in a Loss Position for Which No Allowance for Credit Loss Has Been Recorded

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit loss has been recorded:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
June 30, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$1,610	$21	$1	$-	$1,611	$21
Obligations of states, municipalities and political
subdivisions	464	10	87	3	551	13
Non-U.S. governments	3,528	80	460	84	3,988	164
Corporate debt	22,682	715	4,413	211	27,095	926
RMBS	3,594	71	869	37	4,463	108
CMBS	1,474	27	304	16	1,778	43
CDO/ABS	3,541	36	937	19	4,478	55
Total bonds available for sale	$36,893	$960	$7,071	$370	$43,964	$1,330
December 31, 2020
Bonds available for sale:
U.S. government and government sponsored entities	$649	$17	$-	$-	$649	$17
Obligations of states, municipalities and political
subdivisions	267	4	78	3	345	7
Non-U.S. governments	1,287	28	262	33	1,549	61
Corporate debt	11,715	348	1,283	81	12,998	429
RMBS	3,486	40	282	18	3,768	58
CMBS	1,644	58	346	12	1,990	70
CDO/ABS	5,456	81	3,063	45	8,519	126
Total bonds available for sale	$24,504	$576	$5,314	$192	$29,818	$768

At June 30, 2021, we held 9,292 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 1,408 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2020, we held 5,105 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 949 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2021 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.

AIG | Second Quarter 2021 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities
	Available for Sale
	Amortized Cost,
(in millions)	Net of Allowance	Fair Value
June 30, 2021
Due in one year or less	$8,599	$8,659
Due after one year through five years	44,357	46,029
Due after five years through ten years	45,309	48,668
Due after ten years	95,144	107,898
Mortgage-backed, asset-backed and collateralized	58,114	61,816
Total	$251,523	$273,070

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$290	$155	$541	$392	$750	$226	$921	$558

For the three- and six-month periods ended June 30, 2021, the aggregate fair value of available for sale securities sold was $6.0 billion and $12.4 billion, respectively, which resulted in net realized gains of $135 million and $524 million, respectively. Included within the net realized gains are $95 million and $390 million of net realized gains for the three- and six-month periods ended June 30, 2021, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

For the three- and six-month periods ended June 30, 2020, the aggregate fair value of available for sale securities sold was $6.7 billion and $13.9 billion, respectively, which resulted in net realized gains of $149 million and $363 million, respectively. Included within the net realized gains (losses) are $122 million of net realized gains for the three- and six-month periods ended June 30, 2020, which relate to the Fortitude Re funds withheld assets for the period after deconsolidation of Fortitude Re. These net realized gains are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

36 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Other Securities Measured at Fair Value

The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

	June 30, 2021		December 31, 2020
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$1,778	30%	$1,845	29%
Corporate debt	12	-	12	-
Mortgage-backed, asset-backed and collateralized:
RMBS	334	6	429	7
CMBS	300	5	320	5
CDO/ABS and other collateralized	2,442	41	2,685	42
Total mortgage-backed, asset-backed and collateralized	3,076	52	3,434	54
Total fixed maturity securities	4,866	82	5,291	83
Equity securities	1,079	18	1,056	17
Total	$5,945	100%	$6,347	100%

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	June 30,	December 31,
(in millions)	2021	2020
Alternative investments(a) (b)	$10,453	$9,572
Investment real estate(c)	7,921	7,930
All other investments(d)	1,765	1,558
Total	$20,139	$19,060

(a) At June 30, 2021, included hedge funds of $2.0 billion, private equity funds of $8.2 billion and affordable housing partnerships of $196 million. At December 31, 2020, included hedge funds of $2.3 billion, private equity funds of $7.0 billion and affordable housing partnerships of $257 million.

(b) At June 30, 2021, approximately 59 percent of our hedge fund portfolio is available for redemption in 2021. The remaining 41 percent will be available for redemption between 2022 and 2027.

(c) Net of accumulated depreciation of $797 million and $756 million at June 30, 2021 and December 31, 2020, respectively.

(d) Includes AIG’s 3.5 percent ownership interest in Fortitude Holdings which is recorded using the measurement alternative for equity securities and is carried at cost, which was $100 million as of June 30, 2021 and December 31, 2020.

Net Investment Income

The following table presents the components of Net investment income:

Three Months Ended June 30,	2021			2020
	Excluding Fortitude	Fortitude Re		Excluding Fortitude	Fortitude Re
	Re Funds	Funds Withheld		Re Funds	Funds Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total
Available for sale fixed maturity securities,
including short-term investments	$2,130	$361	$2,491	$2,502	$86	$2,588
Other fixed maturity securities(a)	93	6	99	371	3	374
Equity securities	(13)	-	(13)	56	-	56
Interest on mortgage and other loans	446	57	503	485	13	498
Alternative investments(b)	579	92	671	(87)	14	(73)
Real estate	57	-	57	61	-	61
Other investments(c)	(19)	1	(18)	1	-	1
Total investment income	3,273	517	3,790	3,389	116	3,505
Investment expenses	105	10	115	139	-	139
Net investment income	$3,168	$507	$3,675	$3,250	$116	$3,366

AIG | Second Quarter 2021 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Six Months Ended June 30,	2021			2020
	Excluding Fortitude	Fortitude Re		Excluding Fortitude	Fortitude Re
	Re Funds	Funds Withheld		Re Funds	Funds Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total
Available for sale fixed maturity securities,
including short-term investments	$4,308	$738	$5,046	$5,111	$86	$5,197
Other fixed maturity securities(a)	(9)	6	(3)	311	3	314
Equity securities	9	-	9	(135)	-	(135)
Interest on mortgage and other loans	860	104	964	998	13	1,011
Alternative investments(b)	1,151	161	1,312	(146)	14	(132)
Real estate	116	-	116	120	-	120
Other investments(c)	121	2	123	(214)	-	(214)
Total investment income	6,556	1,011	7,567	6,045	116	6,161
Investment expenses	217	18	235	287	-	287
Net investment income	$6,339	$993	$7,332	$5,758	$116	$5,874

(a) Included in the three- and six-month periods ended June 30, 2021 were income of $35 million and losses of $46 million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below. Included in the three- and six-month periods ended June 30, 2020 were income of $29 million and $198 million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below.

(b) Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

(c) Included in the three- and six-month periods ended June 30, 2021 were losses of $40 million and income of $43 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above. Included in the three- and six-month periods ended June 30, 2020 were losses of $13 million and $215 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.

Net Realized Gains and Losses

The following table presents the components of Net realized gains (losses):

Three Months Ended June 30,	2021			2020
	Excluding	Fortitude Re		Excluding	Fortitude Re
	Fortitude Re	Funds		Fortitude Re	Funds
	Funds	Withheld		Funds	Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total
Sales of fixed maturity securities	$40	$95	$135	$27	$122	$149
Intent to sell	-	-	-	(3)	-	(3)
Change in allowance for credit losses on fixed maturity
securities	10	4	14	(24)	(7)	(31)
Change in allowance for credit losses on loans	67	8	75	(22)	4	(18)
Foreign exchange transactions	139	9	148	44	3	47
Variable annuity embedded derivatives, net of related
hedges	(53)	-	(53)	(1,010)	-	(1,010)
All other derivatives and hedge accounting	(336)	60	(276)	(568)	(26)	(594)
Other	90	(3)	87	(35)	-	(35)
Net realized gains (losses) – excluding Fortitude Re
funds withheld embedded derivative	(43)	173	130	(1,591)	96	(1,495)
Net realized losses on Fortitude Re
funds withheld embedded derivative	-	(2,056)	(2,056)	-	(837)	(837)
Net realized losses	$(43)	$(1,883)	$(1,926)	$(1,591)	$(741)	$(2,332)

38 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Six Months Ended June 30,	2021			2020
	Excluding	Fortitude Re		Excluding	Fortitude Re
	Fortitude Re	Funds		Fortitude Re	Funds
	Funds	Withheld		Funds	Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total
Sales of fixed maturity securities	$134	$390	$524	$241	$122	$363
Intent to sell	-	-	-	(3)	-	(3)
Change in allowance for credit losses on fixed maturity
securities	61	6	67	(222)	(7)	(229)
Change in allowance for credit losses on loans	108	3	111	(60)	4	(56)
Foreign exchange transactions	90	3	93	(210)	3	(207)
Variable annuity embedded derivatives, net of related
hedges	36	-	36	1,182	-	1,182
All other derivatives and hedge accounting	15	(57)	(42)	991	(26)	965
Other	208	1	209	9	-	9
Net realized gains – excluding Fortitude Re
funds withheld embedded derivative	652	346	998	1,928	96	2,024
Net realized gains (losses) on Fortitude Re
funds withheld embedded derivative	-	326	326	-	(837)	(837)
Net realized gains (losses)	$652	$672	$1,324	$1,928	$(741)	$1,187

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$5,851	$13,957	$(5,798)	$3,502
Other investments	(5)	-	(5)	-
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$5,846	$13,957	$(5,803)	$3,502

The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended June 30,	2021			2020
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains (losses) recognized during the period on equity securities and
other investments	$(13)	$543	$530	$56	$(71)	$(15)
Less: Net gains (losses) recognized during the period on equity
securities and other investment sold during the period	(179)	(9)	(188)	5	13	18
Unrealized gains (losses) recognized during the reporting period
on equity securities and other investments still held at the reporting date	$166	$552	$718	$51	$(84)	$(33)

Six Months Ended June 30,	2021			2020
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains (losses) recognized during the period on equity securities and
other investments	$9	$1,013	$1,022	$(135)	$(200)	$(335)
Less: Net gains (losses) recognized during the period on equity
securities and other investment sold during the period	(200)	15	(185)	17	15	32
Unrealized gains (losses) recognized during the reporting period
on equity securities and other investments still held at the reporting date	$209	$998	$1,207	$(152)	$(215)	$(367)

AIG | Second Quarter 2021 Form 10-Q 39

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Evaluating Investments for AN ALLOWANCE FOR CREDIT LOSSES

Fixed Maturity Securities

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis and if the fair value of the security is below amortized cost, an impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to Net realized gains (losses). No allowance is established in these situations and any previously recorded allowance is reversed. The new cost basis is not adjusted for subsequent increases in estimated fair value. When assessing our intent to sell a fixed maturity security, or whether it is more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition our investment portfolio, sales of securities to meet cash flow needs and sales of securities to take advantage of favorable pricing.

For fixed maturity securities for which a decline in the fair value below the amortized cost is due to credit related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to Net realized gains (losses). The allowance for credit losses is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit related factors is presented in unrealized appreciation (depreciation) of fixed maturity securities on which an allowance for credit losses was previously recognized (a separate component of AOCI). Accrued interest is excluded from the measurement of the allowance for credit losses.

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

Under the current expected credit loss (CECL) model, credit losses are reassessed each period. The allowance for credit losses and the corresponding charge to Net realized gains (losses) can be reversed if conditions change, however, the allowance for credit losses will never be reduced below zero. When we determine that all or a portion of a fixed maturity security is uncollectable, the uncollectable amortized cost amount is written off with a corresponding reduction to the allowance for credit losses. If we collect cash flows that were previously written off, the recovery is recognized by recording a gain in Net realized gains (losses).

40 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Credit Impairments

The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
		Non-			Non-
(in millions)	Structured	Structured	Total	Structured	Structured	Total
Balance, beginning of period	$14	$108	$122	$17	$169	$186
Additions:
Securities for which allowance for credit losses were not
previously recorded	6	15	21	8	28	36
Purchases of available for sale debt securities accounted for
as purchased credit deteriorated assets	-	-	-	-	-	-
Accretion of available for sale debt securities accounted for
as purchased credit deteriorated assets	-	-	-	-	-	-
Reductions:
Securities sold during the period	(2)	(3)	(5)	(3)	(7)	(10)
Addition to (release of) the allowance for credit losses on
securities that had an allowance recorded in a previous
period, for which there was no intent to sell before
recovery of amortized cost basis	(8)	(27)	(35)	(12)	(91)	(103)
Write-offs charged against the allowance	-	(6)	(6)	-	(12)	(12)
Balance, end of period	$10	$87	$97	$10	$87	$97
	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
		Non-			Non-
(in millions)	Structured	Structured	Total	Structured	Structured	Total
Balance, beginning of period*	$37	$174	$211	$7	$-	$7
Additions:
Securities for which allowance for credit losses were not
previously recorded	11	90	101	35	264	299
Purchases of available for sale debt securities accounted for
as purchased credit deteriorated assets	20	-	20	26	-	26
Accretion of available for sale debt securities accounted for
as purchased credit deteriorated assets	1	-	1	1	-	1
Reductions:
Securities sold during the period	(1)	(5)	(6)	(1)	(5)	(6)
Addition to (release of) the allowance for credit losses on
securities that had an allowance recorded in a previous
period, for which there was no intent to sell before
recovery of amortized cost basis	(31)	(33)	(64)	(31)	(33)	(64)
Write-offs charged against the allowance	-	(65)	(65)	-	(65)	(65)
Balance, end of period	$37	$161	$198	$37	$161	$198

* The beginning balance incorporates the Day 1 gross up on purchased credit deteriorated (PCD) assets held as of January 1, 2020.
AIG | Second Quarter 2021 Form 10-Q 41

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

We did not purchase securities with more than insignificant credit deterioration since their origination during the six-month period ended June 30, 2021.

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	June 30, 2021	December 31, 2020
Fixed maturity securities available for sale	$3,700	$3,636

At both June 30, 2021 and December 31, 2020, amounts borrowed under repurchase and securities lending agreements totaled $3.7 billion.

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
June 30, 2021
Bonds available for sale:
Non-U.S. governments	$49	$10	$-	$-	$-	$59
Corporate debt	150	89	-	-	-	239
Total	$199	$99	$-	$-	$-	$298

42 AIG | Second Quarter 2021 Form 10-Q

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

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
June 30, 2021
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$69	$-	$-	$69
Non-U.S. governments	-	-	5	24	-	29
Corporate debt	-	566	1,382	1,356	-	3,304
Total	$-	$566	$1,456	$1,380	$-	$3,402

December 31, 2020
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$103	$-	$-	$103
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	982	2,295	-	-	3,277
Total	$-	$982	$2,398	$-	$-	$3,380

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	June 30, 2021	December 31, 2020
Securities collateral pledged to us	$2,018	$5,359

At June 30, 2021 and December 31, 2020, the carrying value of reverse repurchase agreements totaled $2.0 billion and $5.4 billion, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $11.4 billion and $11.2 billion at June 30, 2021 and December 31, 2020, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $210 million and $191 million of stock in FHLBs at June 30, 2021 and December 31, 2020, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $5.6 billion and $891 million, respectively, at June 30, 2021 and $5.7 billion and $1.2 billion, respectively, at December 31, 2020.

AIG | Second Quarter 2021 Form 10-Q 43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.5 billion at both June 30, 2021 and December 31, 2020. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $533 million and $494 million, comprised of bonds available for sale and short-term investments at June 30, 2021 and December 31, 2020, respectively.

Reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld. Following closing of the Majority Interest Fortitude Sale, a portion of the proceeds were contributed to AIG subsidiaries.

For further discussion on the sale of Fortitude Holdings see Note 1 and Note 7 to the Condensed Consolidated Financial Statements.

6. Lending Activities

The following table presents the composition of Mortgage and other loans receivable, net:

	June 30,	December 31,
(in millions)	2021	2020
Commercial mortgages(a)	$36,415	$36,424
Residential mortgages	3,993	4,645
Life insurance policy loans	1,907	1,986
Commercial loans, other loans and notes receivable	3,602	3,321
Total mortgage and other loans receivable	45,917	46,376
Allowance for credit losses(b)	(701)	(814)
Mortgage and other loans receivable, net	$45,216	$45,562

(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 23 percent and 10 percent, respectively, at June 30, 2021 and 24 percent and 10 percent, respectively, at December 31, 2020).

(b)Does not include allowance for credit losses of $81 million and $79 million, respectively, at June 30, 2021 and December 31, 2020, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of June 30, 2021, $19 million and $241 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2020, $14 million and $238 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.

Accrued interest is presented separately and is included in Other assets on the Condensed Consolidated Balance Sheets. As of June 30, 2021, accrued interest receivable was $10 million and $129 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2020, accrued interest receivable was $14 million and $129 million associated with residential mortgage loans and commercial mortgage loans, respectively.

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

44 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

June 30, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
>1.2X	$1,220	$1,815	$5,404	$4,742	$3,794	$13,429	$30,404
1.00 - 1.20X	37	958	779	664	181	1,229	3,848
<1.00X	-	28	-	976	88	1,071	2,163
Total commercial mortgages	$1,257	$2,801	$6,183	$6,382	$4,063	$15,729	$36,415

December 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
>1.2X	$1,914	$5,596	$5,649	$3,941	$4,592	$10,730	$32,422
1.00 - 1.20X	770	467	456	144	161	1,106	3,104
<1.00X	4	86	343	87	96	282	898
Total commercial mortgages	$2,688	$6,149	$6,448	$4,172	$4,849	$12,118	$36,424

The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

June 30, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
Less than 65%	$585	$2,443	$3,820	$4,390	$2,638	$10,453	$24,329
65% to 75%	333	358	2,344	1,992	1,096	4,114	10,237
76% to 80%	-	-	19	-	65	428	512
Greater than 80%	339	-	-	-	264	734	1,337
Total commercial mortgages	$1,257	$2,801	$6,183	$6,382	$4,063	$15,729	$36,415

December 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
Less than 65%	$2,382	$3,755	$3,855	$2,565	$2,852	$8,145	$23,554
65% to 75%	274	2,330	2,363	1,306	1,200	2,551	10,024
76% to 80%	28	45	30	-	70	515	688
Greater than 80%	4	19	200	301	727	907	2,158
Total commercial mortgages	$2,688	$6,149	$6,448	$4,172	$4,849	$12,118	$36,424

(a) The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 2.0X at June 30, 2021 and 2.2X at December 31, 2020. The debt service coverage ratios have been updated within the last three months.

(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 58 percent at June 30, 2021 and was 60 percent at December 31, 2020. The loan-to-value ratios have been updated within the last three to nine months.

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
June 30, 2021
Credit Quality Performance
Indicator:
In good standing	662	$14,304	$10,426	$5,018	$3,747	$2,006	$461	$35,962	99%
Restructured(a)	9	-	141	49	-	137	-	327	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	3	-	69	57	-	-	-	126	-
Total(b)	674	$14,304	$10,636	$5,124	$3,747	$2,143	$461	$36,415	100%
Allowance for credit losses		$116	$256	$129	$46	$33	$7	$587	2%

AIG | Second Quarter 2021 Form 10-Q 45

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

(b) Does not reflect allowance for credit losses.

The following table presents credit quality performance indicators for residential mortgages by year of vintage:

June 30, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO*:
780 and greater	$391	$800	$431	$162	$269	$668	$2,721
720 - 779	318	269	120	54	87	204	1,052
660 - 719	8	46	30	14	24	62	184
600 - 659	-	1	2	3	2	15	23
Less than 600	-	-	1	1	2	9	13
Total residential mortgages	$717	$1,116	$584	$234	$384	$958	$3,993

December 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
FICO*:
780 and greater	$522	$619	$283	$469	$539	$484	$2,916
720 - 779	478	349	103	155	180	156	1,421
660 - 719	19	61	28	42	51	58	259
600 - 659	1	5	6	7	4	12	35
Less than 600	-	-	1	2	2	9	14
Total residential mortgages	$1,020	$1,034	$421	$675	$776	$719	$4,645

*Fair Isaac Corporation (FICO) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months.

Methodology Used to Estimate the Allowance for Credit Losses

At the time of origination or purchase, an allowance for credit losses is established for mortgage and other loan receivables and is updated each reporting period. Changes in the allowance for credit losses are recorded in realized losses. This allowance reflects the risk of loss, even when that risk is remote, and reflects losses expected over the remaining contractual life of the loan. The allowance for credit losses considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions. We revert to historical information when we determine that we can no longer reliably forecast future economic assumptions.

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

46 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

We also have off-balance sheet commitments related to our commercial mortgage loans. The liability for expected credit losses related to these commercial mortgage loan commitments is reported in Other liabilities in the Condensed Consolidated Balance Sheets. When a commitment is funded, we record a loan receivable and reclassify the liability for expected credit losses related to the commitment into loan allowance for expected credit losses. Other changes in the liability for expected credit losses on loan commitments are recorded in Net realized gains (losses) in the Condensed Consolidated Statements of Income (Loss).

The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a):

Three Months Ended June 30,	2021			2020
	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of period	$662	$125	$787	$689	$98	$787
Loans charged off	-	-	-	(12)	-	(12)
Recoveries of loans previously charged off	-	-	-	-	-	-
Net charge-offs	-	-	-	(12)	-	(12)
Addition to (release of) provision for loan losses	(75)	(11)	(86)	(10)	29	19
Allowance, end of period	$587	$114	$701	$667	$127	$794
Six Months Ended June 30,	2021			2020
	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$685	$129	$814	$336	$102	$438
Initial allowance upon CECL adoption	-	-	-	311	7	318
Loans charged off	-	-	-	(12)	-	(12)
Recoveries of loans previously charged off	-	-	-	-	-	-
Net charge-offs	-	-	-	(12)	-	(12)
Addition to (release of) provision for loan losses	(98)	(15)	(113)	32	18	50
Allowance, end of period	$587	$114	$701	$667	$127	$794

(a)Does not include allowance for credit losses of $81 million and $58 million, respectively, at June 30, 2021 and 2020 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

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

In response to the COVID-19 pandemic, there was an increase in the volume of loan modifications in our commercial mortgage, residential mortgage and leveraged loan portfolios in 2020. The COVID-19 related modifications were primarily in the form of short term payment deferrals (one to six months). Short-term payment deferrals are not considered a concession and therefore these modifications are not considered a TDR. As of June 30, 2021, the number of loans in deferral or in the process of being modified have returned to pre-COVID-19 levels.

During the six-month periods ended June 30, 2021 and 2020, loans with a carrying value of $46 million and $50 million, respectively, were modified in TDRs.

AIG | Second Quarter 2021 Form 10-Q 47

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

7. Reinsurance

Sale of Fortitude Holdings

On June 2, 2020, we completed the Majority Interest Fortitude Sale. AIG established Fortitude Re, a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Run-Off operations. As of June 30, 2021, approximately $30.1 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $4.0 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Run-Off operations. Additionally, the Majority Interest Fortitude Sale was subject to a post-closing purchase price adjustment pursuant to which AIG would pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur through December 31, 2023, up to a maximum payment of $500 million. Effective in the second quarter of 2021, AIG, Fortitude Holdings, Carlyle FRL, T&D and Carlyle amended the purchase agreement to finalize the post-closing purchase price adjustment for adverse reserve development. As a result of this amendment, during the three months ended June 30, 2021, AIG recorded a $21 million benefit through Policyholder benefits and losses incurred and eliminated further net exposure to adverse development on the reserves ceded to Fortitude Re.

These reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld (funds withheld). In modco and funds withheld arrangements, the investments supporting the reinsurance agreements, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AIG) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as AIG maintains ownership of these investments, AIG will maintain its existing accounting for these assets (e.g., the changes in fair value of available for sale securities will be recognized within other comprehensive income). As a result of the deconsolidation resulting from the Majority Interest Fortitude Sale, AIG has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through Net realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.

There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$34,165	$34,165	$36,047	$36,047	Fair value through other comprehensive income
Fixed maturity securities - fair value option	179	179	200	200	Fair value through net investment income
Commercial mortgage loans	3,706	3,978	3,679	4,010	Amortized cost
Real estate investments	304	553	358	585	Amortized cost
Private equity funds / hedge funds	1,356	1,356	1,168	1,168	Fair value through net investment income
Policy loans	395	395	413	413	Amortized cost
Short-term Investments	94	94	34	34	Fair value through net investment income
Funds withheld investment assets	40,199	40,720	41,899	42,457
Derivative assets, net(b)	51	51	(1)	(1)	Fair value through net realized gains (losses)
Other(c)	632	632	604	604	Amortized cost
Total	$40,882	$41,403	$42,502	$43,060

(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $(1.6) billion ($(1.3) billion after-tax) for the six months ended June 30, 2021 and $1.0 billion ($812 million after-tax) during the post deconsolidation period (June 2, 2020 - December 31, 2020).

(b) The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $308 million and $10 million, respectively, as of June 30, 2021. The derivative assets supporting the Fortitude Re funds withheld arrangements had a fair market value of $357 million as of December 31, 2020. These derivative assets and liabilities are fully collateralized either by cash or securities.

(c) Primarily comprised of Cash and Accrued investment income.

48 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net underwriting income(a)	$-	$-	$-	$-
Net investment income - Fortitude Re funds withheld assets	507	116	993	116
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains - Fortitude Re funds withheld assets	173	96	346	96
Net realized gains (losses) - Fortitude Re embedded derivatives	(2,056)	(837)	326	(837)
Net realized gains (losses) on Fortitude Re funds withheld assets	(1,883)	(741)	672	(741)
Income (loss) from continuing operations before income tax expense (benefit)	(1,376)	(625)	1,665	(625)
Income tax expense (benefit)(b)	(289)	(131)	350	(131)
Net income (loss)	(1,087)	(494)	1,315	(494)
Change in unrealized appreciation (depreciation) of all other investments(b)	1,055	438	(1,285)	438
Comprehensive income (loss)	$(32)	$(56)	$30	$(56)

(a) Effective in the second quarter of 2021, an amendment was made to the purchase agreement to finalize the post-closing purchase price adjustment for adverse reserve development and as a result, during the three months ended June 30, 2021, AIG recognized a $21 million benefit through Policyholder benefits and losses incurred.

(b) The income tax expense (benefit) and the tax impact in AOCI was computed using AIG’s U.S. statutory tax rate of 21 percent.

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

The total reinsurance recoverables as of June 30, 2021 were $77.4 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 92 percent of the reinsurance recoverables were investment grade, of which 52 percent related to General Insurance and 40 percent related to Life and Retirement; (ii) approximately 6 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance; (iii) less than one percent of the non-investment grade reinsurance recoverables related to Life and Retirement and (iv) approximately one percent of the reinsurance recoverables related to entities that were not rated by AIG.

As of June 30, 2021, approximately 70 percent of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.

AIG | Second Quarter 2021 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

Reinsurance Recoverable Allowance

The following table presents a rollforward of the reinsurance recoverable allowance:

Three Months Ended June 30,	2021			2020
	General	Life and		General	Life and
(in millions)	Insurance	Retirement	Total	Insurance	Retirement	Total
Balance, beginning of period	$291	$87	$378	$302	$60	$362
Addition to (release of) provision for expected credit losses and disputes, net	(1)	-	(1)	6	1	7
Write-offs charged against the allowance for credit losses and disputes	(3)	-	(3)	(2)	(1)	(3)
Other changes	-	-	-	(1)	(1)	(2)
Balance, end of period	$287	$87	$374	$305	$59	$364
Six Months Ended June 30,	2021			2020
	General	Life and		General	Life and
(in millions)	Insurance	Retirement	Total	Insurance	Retirement	Total
Balance, beginning of year	$292	$83	$375	$111	$40	$151
Initial allowance upon CECL adoption	-	-	-	202	22	224
Addition to (release of) provision for expected credit losses and disputes, net	-	4	4	2	3	5
Write-offs charged against the allowance for credit losses and disputes	(7)	-	(7)	(5)	(5)	(10)
Other changes	2	-	2	(5)	(1)	(6)
Balance, end of period	$287	$87	$374	$305	$59	$364

There were no material recoveries of credit losses previously written off for either of the three- or six-month periods ended June 30, 2021. There were no recoveries of credit losses previously written off for either of the three- or six-month periods ended June 30, 2020.

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

50 AIG | Second Quarter 2021 Form 10-Q

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

	Real Estate and		Affordable
	Investment	Securitization	Housing
(in millions)	Entities(d)	Vehicles	Partnerships	Other	Total
June 30, 2021
Assets:
Bonds available for sale	$-	$4,863	$-	$-	$4,863
Other bond securities	-	2,081	-	-	2,081
Equity securities	498	-	-	-	498
Mortgage and other loans receivable	-	2,662	-	-	2,662
Other invested assets
Alternative investments(a)	3,243	-	-	-	3,243
Investment real estate	3,173	-	3,774	-	6,947
Short-term investments	89	139	-	20	248
Cash	122	-	261	-	383
Accrued investment income	-	20	-	-	20
Other assets	130	53	257	-	440
Other	25	-	-	2	27
Total assets(b)	$7,280	$9,818	$4,292	$22	$21,412
Liabilities:
Debt of consolidated investment entities	$2,374	$4,054	$2,514	$-	$8,942
Other(c)	168	241	187	9	605
Total liabilities	$2,542	$4,295	$2,701	$9	$9,547
December 31, 2020
Assets:
Bonds available for sale	$-	$6,089	$-	$-	$6,089
Other bond securities	-	2,367	-	-	2,367
Equity securities	507	-	-	-	507
Mortgage and other loans receivable	-	3,135	-	-	3,135
Other invested assets
Alternative investments(a)	2,689	-	-	-	2,689
Investment real estate	3,378	-	3,558	-	6,936
Short-term investments	365	1,534	-	27	1,926
Cash	129	-	203	-	332
Accrued investment income	-	38	-	-	38
Other assets	166	120	243	-	529
Other	3	-	-	2	5
Total assets(b)	$7,237	$13,283	$4,004	$29	$24,553
Liabilities:
Debt of consolidated investment entities	$2,559	$3,961	$2,287	$2	$8,809
Other(c)	180	187	187	10	564
Total liabilities	$2,739	$4,148	$2,474	$12	$9,373

(a)Comprised primarily of investments in real estate joint ventures at June 30, 2021 and December 31, 2020.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c) Comprised primarily of Other liabilities at June 30, 2021 and December 31, 2020.

(d) At June 30, 2021 and December 31, 2020, off-balance sheet exposure primarily consisting of our insurance companies’ commitments to real estate and investment entities were $2.1 billion and $2.4 billion, respectively, of which commitments to external parties were $0.7 billion and $0.7 billion, respectively.
AIG | Second Quarter 2021 Form 10-Q 51

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

Under the terms of six transactions entered into between 2012 and 2014, securitized portfolios of certain debt securities previously owned by AIG and its affiliates, an indirectly wholly-owned subsidiary of AIG was obligated to make certain capital contributions to such a securitization VIE in the event that the VIE was unable to redeem any rated notes it had in issue on the relevant redemption date. AIG had provided a guarantee to the six securitization VIEs of the obligations of its indirectly wholly-owned subsidiary to make such capital contributions when due. At June 30, 2021, all six transactions had been terminated. In aggregate, the termination of these six transactions resulted in a reduction of debt of consolidated investment entities of $175 million. There were no amounts paid related to the guarantees provided.

SunAmerica Affordable Housing Partners, Inc. (SAAHP) provides a Base Internal Rate of Return (Base IRR) guarantee to its third party investors, so that on a specified date if the investor has not received distributions of cash and allocations of certain tax benefits required to achieve their Base IRR as provided for in the partnership agreement, SAAHP shall distribute cash to effectively generate the Base IRR to the investor. In addition, SAAHP has from time to time guaranteed certain debt issued by third parties related to its business activities. As of June 30, 2021, the off-balance sheet amount of that guarantee was approximately $3 million.

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance		Off-Balance
(in millions)	Assets	Sheet	(b)	Sheet		Total
June 30, 2021
Real estate and investment entities(a)	$355,969	$6,920		$3,629	(d)	$10,549
Affordable housing partnerships	2,445	295	(c)	3		298
Other	1,710	209		480	(e)	689
Total	$360,124	$7,424		$4,112		$11,536
December 31, 2020
Real estate and investment entities(a)	$321,716	$6,420		$3,273	(d)	$9,693
Affordable housing partnerships	2,801	368	(c)	4		372
Other	1,733	195		546	(e)	741
Total	$326,250	$6,983		$3,823		$10,806

(a)Comprised primarily of hedge funds and private equity funds.

(b) At June 30, 2021 and December 31, 2020, $7.2 billion and $6.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

(c) At June 30, 2021, primarily included alternative equity investments of $196 million and other loans receivables of $83 million. At December 31, 2020, primarily included alternative equity investments of $257 million and other loans receivables of $97 million.

(d) These amounts represent our unfunded commitments to invest in private equity funds and hedge funds.

(e) These amounts represent our estimate of the maximum exposure to loss under certain insurance policies issued to VIEs if a hypothetical loss occurred to the extent of the full amount of the insured value. Our insurance policies cover defined risks and our estimate of liability is included in our insurance reserves on the balance sheet.

For additional information on VIEs see Note 10 to the Consolidated Financial Statements in the 2020 Annual Report.

52 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

9. Derivatives and Hedge Accounting

We use derivatives and other financial instruments as part of our financial risk management programs and as part of our investment operations.

Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium- and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and swaps) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, foreign currency transactions, and foreign denominated investments. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities and economically hedge certain investments. We use credit derivatives to manage our credit exposures. Commodity derivatives are used to hedge exposures within reinsurance contracts. The derivatives are effective economic hedges of the exposures that they are meant to offset.

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

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	June 30, 2021				December 31, 2020
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$877	$12	$445	$5	$815	$16	$356	$11
Foreign exchange contracts	7,557	430	3,613	239	3,468	256	7,424	379
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	48,284	3,666	42,669	3,875	62,259	4,621	48,732	4,425
Foreign exchange contracts	12,423	727	6,125	508	9,518	766	12,860	711
Equity contracts	24,456	731	6,736	72	22,924	1,130	7,076	223
Commodity contracts	193	6	583	-	-	-	-	-
Credit contracts(b)	4,742	1	955	63	5,797	2	969	67
Other contracts(c)	42,502	13	54	3	43,441	14	54	6
Total derivatives, gross	$141,034	$5,586	$61,180	$4,765	$148,222	$6,805	$77,471	$5,822
Counterparty netting(d)		(2,833)		(2,833)		(3,812)		(3,812)
Cash collateral(e)		(1,721)		(1,201)		(2,219)		(1,441)
Total derivatives on Condensed
Consolidated Balance Sheets(f)		$1,032		$731		$774		$569

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) As of June 30, 2021 and December 31, 2020, included CDSs on super senior multi-sector CDOs with a net notional amount of $117 million and $137 million (fair value liability of $43 million and $44 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio.

(c) Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e) Represents cash collateral posted and received that is eligible for netting.

(f) Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both June 30, 2021 and December 31, 2020. Fair value of liabilities related to bifurcated embedded derivatives was $14.3 billion and $15.8 billion, respectively, at June 30, 2021 and December 31, 2020. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information see Note 7 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2021 Form 10-Q 53

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

Collateral

We engage in derivative transactions that are not subject to a clearing requirement directly with unaffiliated third parties, in most cases, under International Swaps and Derivatives Association, Inc. (ISDA) Master Agreements. Many of the ISDA Master Agreements also include Credit Support Annex provisions, which provide for collateral postings that may vary at various ratings and threshold levels. We attempt to reduce our risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an upfront or contingent basis. We minimize the risk that counterparties might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value and generally requiring additional collateral to be posted upon the occurrence of certain events or circumstances. In addition, certain derivative transactions have provisions that require collateral to be posted by us upon a downgrade of our long-term debt ratings or give the counterparty the right to terminate the transaction. In the case of some of the derivative transactions, upon a downgrade of our long-term debt ratings, as an alternative to posting collateral and subject to certain conditions, we may assign the transaction to an obligor with higher debt ratings or arrange for a substitute guarantee of our obligations by an obligor with higher debt ratings or take other similar action. The actual amount of collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade.

Collateral posted by us to third parties for derivative transactions was $2.9 billion at June 30, 2021 and $3.0 billion at December 31, 2020. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.0 billion and $2.3 billion at June 30, 2021 and December 31, 2020, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three- and six-month periods ended June 30, 2021, we recognized gains of $5 million and $106 million, respectively, and for the three- and six-month periods ended June 30, 2020, we recognized gains of $3 million and $102 million, respectively, included in Change in foreign currency translation adjustments in Other comprehensive income related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

54 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

Gains/(Losses) Recognized in Income for:
Hedging		Excluded	Hedged
(in millions)	Derivatives(a)	Components(b)	Items	Net Impact
Three Months Ended June 30, 2021
Interest rate contracts:
Interest credited to policyholder account balances	$(3)	$-	$1	$(2)
Net investment income	(1)	-	-	(1)
Foreign exchange contracts:
Net realized gains/(losses)	(36)	107	36	107
Three Months Ended June 30, 2020
Interest rate contracts:
Interest credited to policyholder account balances	$1	$-	$(3)	$(2)
Net investment income	(4)	-	3	(1)
Foreign exchange contracts:
Net realized gains/(losses)	(132)	(76)	132	(76)
Six Months Ended June 30, 2021
Interest rate contracts:
Interest credited to policyholder account balances	$(7)	$-	$7	$-
Net investment income	7	-	(7)	-
Foreign exchange contracts:
Net realized gains/(losses)	(4)	78	4	78
Six Months Ended June 30, 2020
Interest rate contracts:
Interest credited to policyholder account balances	$18	$-	$(20)	$(2)
Net investment income	(7)	-	6	(1)
Foreign exchange contracts:
Net realized gains/(losses)	173	205	(173)	205

(a) Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.

(b) Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

AIG | Second Quarter 2021 Form 10-Q 55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
By Derivative Type:
Interest rate contracts	$856	$(7)	$(689)	$2,566
Foreign exchange contracts	48	(124)	(39)	901
Equity contracts	(32)	(471)	(551)	632
Commodity contracts	1	-	1	-
Credit contracts	(4)	(66)	(9)	56
Other contracts	17	16	32	26
Embedded derivatives	(3,242)	(1,774)	1,597	(2,826)
Total	$(2,356)	$(2,426)	$342	$1,355
By Classification:
Policy fees	$15	$15	$30	$30
Net investment income	7	(1)	(5)	(3)
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	(388)	(1,579)	52	2,173
Net realized gains (losses) on Fortitude Re funds withheld assets(a)	(1,996)	(863)	269	(863)
Policyholder benefits and claims incurred	6	2	(4)	18
Total	$(2,356)	$(2,426)	$342	$1,355

(a)Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.

CREDIT RISK-RELATED CONTINGENT FEATURES

We estimate that at June 30, 2021, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $41 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $223 million and $257 million at June 30, 2021 and December 31, 2020, respectively. The aggregate fair value of assets posted as collateral under these contracts at June 30, 2021 and December 31, 2020, was approximately $244 million and $306 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $2.2 billion and $2.4 billion at June 30, 2021 and December 31, 2020, respectively. These securities have par amounts of $4.8 billion and $5.0 billion at June 30, 2021 and December 31, 2020, respectively, and have remaining stated maturity dates that extend to 2052.

56 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

10. Insurance Liabilities

Liability for Unpaid Losses and Loss Adjustment Expenses (Loss Reserves)

Loss reserves represent the accumulation of estimates of unpaid claims, including estimates for claims incurred but not reported and loss adjustment expenses, less applicable discount. We regularly review and update the methods used to determine loss reserve estimates. Any adjustments resulting from this review are reflected currently in pre-tax income, except to the extent such adjustment impacts a deferred gain under a retroactive reinsurance agreement, in which case the ceded portion would be amortized into pre-tax income in subsequent periods. Because these estimates are subject to the outcome of future events, changes in estimates are common given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Given the uncertainties around the impact from the COVID-19 crisis, including the significant global economic slowdown, the full impact of COVID-19 and how it may ultimately impact the results of our insurance operations remains uncertain. In addition, in response to the crisis, new governmental, legislative and regulatory initiatives have been put in place and continue to be developed that could result in additional restrictions and requirements relating to our policies that may have a negative impact on our business operations. We have recorded our estimate of the ultimate liability for losses that have occurred as of the balance sheet date associated with COVID-19 which reflects our expectations given the current facts and circumstances. We will continue to monitor and review the impact. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.5 billion and $12.6 billion at June 30, 2021 and December 31, 2020, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At both June 30, 2021 and December 31, 2020, we held collateral of approximately $9.3 billion and $9.2 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both June 30, 2021 and December 31, 2020.

AIG | Second Quarter 2021 Form 10-Q 57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following table presents the rollforward of activity in Loss Reserves:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Liability for unpaid loss and loss adjustment expenses, beginning of period	$78,832	$77,747	$77,720	$78,328
Reinsurance recoverable	(35,271)	(31,114)	(34,431)	(31,069)
Initial allowance upon CECL adoption	-	-	-	164
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	43,561	46,633	43,289	47,423
Losses and loss adjustment expenses incurred:
Current year	3,870	4,248	7,795	8,359
Prior years, excluding discount and amortization of deferred gain	(29)	(25)	(13)	(26)
Prior years, discount charge (benefit)	34	34	16	110
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(22)	(76)	(94)	(151)
Total losses and loss adjustment expenses incurred	3,853	4,181	7,704	8,292
Losses and loss adjustment expenses paid:
Current year	(895)	(910)	(1,223)	(1,252)
Prior years	(2,620)	(3,790)	(6,204)	(8,141)
Total losses and loss adjustment expenses paid	(3,515)	(4,700)	(7,427)	(9,393)
Other changes:
Foreign exchange effect	113	(39)	357	(269)
Allowance for credit losses	-	-	-	-
Retroactive reinsurance adjustment (net of discount)(b)	103	138	192	160
Fortitude sale(c)	-	(3,818)	-	(3,818)
Total other changes	216	(3,719)	549	(3,927)
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	44,115	42,395	44,115	42,395
Reinsurance recoverable	34,866	35,458	34,866	35,458
Total	$78,981	$77,853	$78,981	$77,853

(a)Includes $1 million and $11 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three-month periods ended June 30, 2021 and 2020, respectively, and $18 million and $19 million for the six-month periods ended June 30, 2021 and 2020, respectively.

(b) Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $17 million and $(14) million for the three-month periods ended June 30, 2021 and 2020, respectively, and $56 million and $58 million for the six-month periods ended June 30, 2021 and 2020, respectively.

(c) On June 2, 2020, AIG completed the Majority Interest Fortitude Sale. Concurrent with the Majority Interest Fortitude Sale, AIG established a reinsurance recoverable. Refer to Note 1 for additional information.

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

Prior Year Development

During the three-month period ended June 30, 2021, we recognized favorable prior year loss reserve development of $29 million excluding discount and amortization of deferred gain. During the six-month period ended June 30, 2021, we recognized favorable prior year loss reserve development of $13 million excluding discount and amortization of deferred gain. The development in these periods was primarily driven by favorable development on U.S. Workers Compensation high deductible business, partially offset by adverse development on runoff companies, especially Blackboard and U.S. Financial Lines. U.S. Workers Compensation favorable development was driven by better than expected loss emergence for many older accident years over the last twelve months and an updated reserve analysis that reduced the ultimate loss estimates for many accident years. Blackboard adverse emergence was driven by significant increases in case incurred claim severity, principally in accident years 2018 to 2020.

58 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

During the three-month period ended June 30, 2020, we recognized favorable prior year loss reserve development of $25 million excluding discount and amortization of deferred gain. The development was primarily driven by favorable development on International Property and Special Risks and U.S. Workers Compensation partially offset by adverse development on U.S. Property and discontinued program business.

During the six-month period ended June 30, 2020, we recognized favorable prior year loss reserve development of $26 million excluding discount and amortization of deferred gain. The development was primarily driven by favorable development on International Property and Special Risks and U.S. Workers Compensation partially offset by adverse development on U.S. Property, discontinued program business and U.S. Personal Lines.

Discounting of Loss Reserves

At June 30, 2021 and December 31, 2020, the loss reserves reflect a net loss reserve discount of $791 million and $725 million, respectively, including tabular and non-tabular calculations based upon the following assumptions:

• The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York, Pennsylvania and Delaware, and follows the statutory regulations (prescribed or permitted) for each state.

– For New York companies, the discount is based on a 5 percent interest rate and the companies’ own payout patterns.

– The Pennsylvania and Delaware regulators approved use of a consistent discount rate (U.S. Treasury rate plus a liquidity premium) to all of our workers’ compensation reserves in our Pennsylvania domiciled and Delaware domiciled companies, as well as our use of updated payout patterns specific to our primary and excess workers compensation portfolios. In 2020, the regulators also approved that the discount rate will be updated on an annual basis.

• The tabular workers’ compensation discount is calculated based on the mortality rate used in the 2007 U.S. Life table and interest rates prescribed or permitted by each state (i.e. New York is based on 5 percent interest rate and Pennsylvania and Delaware are based on U.S. Treasury plus liquidity rate).

The discount for asbestos reserves has been fully accreted.

At June 30, 2021 and December 31, 2020, the discount consists of $303 million and $285 million of tabular discount, respectively, and $488 million and $440 million of non-tabular discount for workers’ compensation, respectively. During the six-month periods ended June 30, 2021 and 2020, the benefit / (charge) from changes in discount of $10 million and $(72) million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income (Loss).

The following table presents the components of the loss reserve discount discussed above:

	June 30, 2021			December 31, 2020
	North			North
	America	Other		America	Other
	Commercial	Operations		Commercial	Operations
(in millions)	Insurance	Run-Off(b)	Total	Insurance	Run-Off(b)	Total
U.S. workers' compensation	$1,646	$-	$1,646	$1,636	$-	$1,636
Retroactive reinsurance	(855)	-	(855)	(911)	-	(911)
Total reserve discount(a)	$791	$-	$791	$725	$-	$725

(a)Excludes $159 million and $151 million of discount related to certain long tail liabilities in the UK at June 30, 2021 and December 31, 2020, respectively.

(b) Excludes $508 million and $493 million, respectively, of discount which was 100 percent ceded to Fortitude Re at June 30, 2021 and December 31, 2020. On June 2, 2020, we completed the Majority Interest Fortitude Sale. For additional information see Note 1 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2021 Form 10-Q 59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following table presents the net loss reserve discount benefit (charge):

Three Months Ended June 30,	2021			2020
	North			North
	America	Other		America	Other
	Commercial	Operations		Commercial	Operations
(in millions)	Insurance	Run-Off	Total	Insurance	Run-Off(d)	Total
Current accident year	$12	$-	$12	$18	$-	$18
Accretion and other adjustments to prior year discount	(34)	-	(34)	(25)	(9)	(34)
Effect of interest rate changes	-	-	-	-	-	-
Net reserve discount benefit (charge)(a)	(22)	-	(22)	(7)	(9)	(16)
Change in discount on loss reserves ceded under
retroactive reinsurance	17	-	17	(14)	-	(14)
Net change in total reserve discount(b)	$(5)	$-	$(5)	$(21)	$(9)	$(30)

Six Months Ended June 30,	2021			2020
	North			North
	America	Other		America	Other
	Commercial	Operations		Commercial	Operations
(in millions)	Insurance	Run-Off	Total	Insurance	Run-Off(d)	Total
Current accident year	$26	$-	$26	$38	$-	$38
Accretion and other adjustments to prior year discount	(16)	-	(16)	(92)	(18)	(110)
Effect of interest rate changes	-	-	-	-	-	-
Net reserve discount benefit (charge)(a)	10	-	10	(54)	(18)	(72)
Change in discount on loss reserves ceded under
retroactive reinsurance	56	-	56	58	-	58
Net change in total reserve discount(c)	$66	$-	$66	$4	$(18)	$(14)

(a) For the three- and six-month periods ended June 30, 2021 and June 30, 2020, the changes in net reserve discount benefit (charge) were primarily driven by accretion and changes to nominal reserves.

(b) Excludes $2 million and $(6) million discount related to certain long tail liabilities in the UK for the three-month periods ended June 30, 2021 and 2020, respectively.

(c) Excludes $9 million and $(8) million discount related to certain long tail liabilities in the UK for the six-month periods ended June 30, 2021 and 2020, respectively.

(d) On June 2, 2020, we completed the Majority Interest Fortitude Sale. Refer to Note 1 for additional information. Change in discount prior to the sale is included in the above for the three- and six-month periods ended June 30, 2020. Following the sale, 100 percent of the discount is ceded to Fortitude Re.

Amortization of Deferred Gain on Retroactive Reinsurance

Amortization of deferred gain on retroactive reinsurance includes $21 million and $65 million related to the adverse development reinsurance cover with NICO for the three-month periods ended June 30, 2021 and 2020, respectively, and $76 million and $132 million for the six-month periods ended June 30, 2021 and 2020, respectively.

Amounts recognized reflect the amortization of deferred gain at inception, as amended for subsequent changes in the deferred gain due to changes in subject reserves.

60 AIG | Second Quarter 2021 Form 10-Q

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

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $6.7 billion at June 30, 2021.

AIG | Second Quarter 2021 Form 10-Q 61

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

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at June 30, 2021 was $75 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

Asset Dispositions

We are subject to financial guarantees and indemnity arrangements in connection with the completed sales of businesses. The various arrangements may be triggered by, among other things, declines in asset values, the occurrence of specified business contingencies, the realization of contingent liabilities, developments in litigation or breaches of representations, warranties or covenants provided by us. These arrangements are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or are not applicable. The Majority Interest Fortitude Sale was subject to a post-closing purchase price adjustment pursuant to which AIG would pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur through December 31, 2023, up to a maximum of $500 million. Effective in the second quarter of 2021, AIG, Fortitude Holdings, Carlyle FRL, T&D and Carlyle amended the purchase agreement to finalize the post-closing purchase price adjustment for adverse reserve development. As a result of this amendment, during the three months ended June 30, 2021, AIG recorded a $21 million benefit through Policyholder benefits and losses incurred and eliminated further net exposure to adverse development on the reserves ceded to Fortitude Re.

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

62 AIG | Second Quarter 2021 Form 10-Q

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

The following table presents declaration date, record date, payment date and dividends paid per preferred share and per depository share on the Series A Preferred Stock in the six months ended June 30, 2021 and 2020:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
May 6, 2021	May 31, 2021	June 15, 2021	$365.625	$0.365625
February 16, 2021	February 26, 2021	March 15, 2021	365.625	0.365625
May 4, 2020	May 29, 2020	June 15, 2020	$365.625	$0.365625
February 12, 2020	February 28, 2020	March 16, 2020	365.625	0.365625

Common Stock

The following table presents a rollforward of outstanding shares:

Six Months Ended June 30, 2021	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Shares, beginning of year	1,906,671,492	(1,045,113,443)	861,558,049
Shares issued	-	6,015,808	6,015,808
Shares repurchased	-	(12,645,927)	(12,645,927)
Shares, end of period	1,906,671,492	(1,051,743,562)	854,927,930

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

The following table presents declaration date, record date, payment date and dividends paid per common share on AIG Common Stock in the six months ended June 30, 2021 and 2020:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Common Share
May 6, 2021	June 15, 2021	June 29, 2021	$0.32
February 16, 2021	March 16, 2021	March 30, 2021	0.32
May 4, 2020	June 15, 2020	June 29, 2020	$0.32
February 12, 2020	March 16, 2020	March 30, 2020	0.32

For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries see Note 19 to the Consolidated Financial Statements in the 2020 Annual Report.

AIG | Second Quarter 2021 Form 10-Q 63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock:

Six Months Ended June 30,
(in millions)	2021	2020
Aggregate repurchases of common stock	$592	$500
Total number of common shares repurchased	13	12
Aggregate repurchases of warrants	$-	$-
Total number of warrants repurchased	-	-

Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Securities Exchange Act of 1934 (Exchange Act) Rule 10b5-1 repurchase plans.

Our warrants to purchase shares of AIG Common Stock expired on January 19, 2021. In February 2020, we executed an accelerated stock repurchase (ASR) agreement with a third-party financial institution. The total number of shares of AIG Common Stock repurchased in the six months ended June 30, 2020, and the aggregate purchase price of those shares, reflect our payment of $500 million in the aggregate under the ASR agreement and the receipt of approximately 12 million shares of AIG Common Stock in the aggregate. In the six months ended June 30, 2021, we repurchased approximately 13 million shares of AIG Common Stock for an aggregate purchase price of approximately $592 million pursuant to Exchange Act Rule 10b5-1 repurchase plans. Approximately $92 million of these share repurchases were funded with proceeds received from warrant exercises that occurred prior to the expiration of warrants to purchase shares of AIG Common Stock on January 19, 2021.

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

For further discussion on the repurchases of AIG Common Stock see Note 16 to the Condensed Consolidated Financial Statement.

64 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

Accumulated Other Comprehensive INCOME (LOSS)

The following table presents a rollforward of Accumulated other comprehensive income (loss):

					Fair Value of
	Unrealized Appreciation	Unrealized			Liabilities Under
	(Depreciation) of Fixed	Appreciation	Foreign	Retirement	Fair Value Option
	Maturity Securities on	(Depreciation)	Currency	Plan	Attributable to
	Which Allowance for	of All Other	Translation	Liabilities	Changes in
(in millions)	Credit Losses Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, March 31, 2021, net of tax	$(62)	$9,894	$(2,142)	$(1,231)	$7	$6,466
Change in unrealized appreciation
of investments	10	5,836	-	-	-	5,846
Change in deferred policy acquisition costs
adjustment and other	(2)	(691)	-	-	-	(693)
Change in future policy benefits	-	(378)	-	-	-	(378)
Change in foreign currency translation adjustments	-	-	25	-	-	25
Change in net actuarial loss	-	-	-	12	-	12
Change in prior service cost	-	-	-	2	-	2
Change in deferred tax liability	(4)	(1,057)	(11)	-	-	(1,072)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	-	-
Total other comprehensive income	4	3,710	14	14	-	3,742
Noncontrolling interests	-	(1)	-	-	-	(1)
Balance, June 30, 2021, net of tax	$(58)	$13,605	$(2,128)	$(1,217)	$7	$10,209

Balance, December 31, 2020, net of tax	$(95)	$17,093	$(2,267)	$(1,228)	$8	$13,511
Change in unrealized appreciation (depreciation)
of investments	51	(5,854)	-	-	-	(5,803)
Change in deferred policy acquisition costs
adjustment and other	(4)	702	-	-	-	698
Change in future policy benefits	-	767	-	-	-	767
Change in foreign currency translation adjustments	-	-	195	-	-	195
Change in net actuarial loss	-	-	-	11	-	11
Change in prior service cost	-	-	-	4	-	4
Change in deferred tax asset (liability)	(10)	896	(56)	(4)	-	826
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(1)	(1)
Total other comprehensive income (loss)	37	(3,489)	139	11	(1)	(3,303)
Noncontrolling interests	-	(1)	-	-	-	(1)
Balance, June 30, 2021, net of tax	$(58)	$13,605	$(2,128)	$(1,217)	$7	$10,209

AIG | Second Quarter 2021 Form 10-Q 65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

					Fair Value of
	Unrealized Appreciation	Unrealized			Liabilities Under
	(Depreciation) of Fixed	Appreciation	Foreign	Retirement	Fair Value Option
	Maturity Securities on	(Depreciation)	Currency	Plan	Attributable to
	Which Allowance for	of All Other	Translation	Liabilities	Changes in
(in millions)	Credit Losses Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, March 31, 2020, net of tax	$(359)	$3,190	$(2,706)	$(1,129)	$10	$(994)
Change in unrealized appreciation
of investments	171	13,786	-	-	-	13,957
Change in deferred policy acquisition costs
adjustment and other	(11)	(1,736)	-	-	-	(1,747)
Change in future policy benefits	-	662	-	-	-	662
Change in foreign currency translation adjustments	-	-	(59)	-	-	(59)
Change in net actuarial loss	-	-	-	12	-	12
Change in prior service cost	-	-	-	-	-	-
Change in deferred tax liability	(34)	(2,630)	(2)	(3)	-	(2,669)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(2)	(2)
Total other comprehensive income (loss)	126	10,082	(61)	9	(2)	10,154
Noncontrolling interests	-	(9)	-	-	-	(9)
Balance, June 30, 2020, net of tax	$(233)	$13,281	$(2,767)	$(1,120)	$8	$9,169

Balance, December 31, 2019, net of tax	$-	$8,722	$(2,625)	$(1,122)	$7	$4,982
Change in unrealized appreciation (depreciation)
of investments	(313)	3,815	-	-	-	3,502
Change in deferred policy acquisition costs
adjustment and other	19	(359)	-	-	-	(340)
Change in future policy benefits	-	2,334	-	-	-	2,334
Change in foreign currency translation adjustments	-	-	(128)	-	-	(128)
Change in net actuarial loss	-	-	-	16	-	16
Change in prior service credit	-	-	-	(1)	-	(1)
Change in deferred tax asset (liability)	61	(1,250)	(18)	(13)	-	(1,220)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	1	1
Total other comprehensive income (loss)	(233)	4,540	(146)	2	1	4,164
Noncontrolling interests	-	(19)	(4)	-	-	(23)
Balance, June 30, 2020, net of tax	$(233)	$13,281	$(2,767)	$(1,120)	$8	$9,169
66 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the three- and six-month periods ended June 30, 2021 and 2020, respectively:

					Fair Value of
	Unrealized Appreciation	Unrealized			Liabilities Under
	(Depreciation) of Fixed	Appreciation	Foreign	Retirement	Fair Value Option
	Maturity Securities on	(Depreciation)	Currency	Plan	Attributable to
	Which Allowance for	of All Other	Translation	Liabilities	Changes in
(in millions)	Credit Losses Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Three Months Ended June 30, 2021
Unrealized change arising during period	$4	$4,906	$25	$3	$-	$4,938
Less: Reclassification adjustments
included in net income	(4)	139	-	(11)	-	124
Total other comprehensive income,
before income tax expense	8	4,767	25	14	-	4,814
Less: Income tax expense	4	1,057	11	-	-	1,072
Total other comprehensive income,
net of income tax expense	$4	$3,710	$14	$14	$-	$3,742
Six Months Ended June 30, 2021
Unrealized change arising during period	$41	$(3,855)	$195	$(8)	$(1)	$(3,628)
Less: Reclassification adjustments
included in net income	(6)	530	-	(23)	-	501
Total other comprehensive income (loss),
before income tax expense (benefit)	47	(4,385)	195	15	(1)	(4,129)
Less: Income tax expense (benefit)	10	(896)	56	4	-	(826)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$37	$(3,489)	$139	$11	$(1)	$(3,303)

					Fair Value of
	Unrealized Appreciation	Unrealized			Liabilities Under
	(Depreciation) of Fixed	Appreciation	Foreign	Retirement	Fair Value Option
	Maturity Securities on	(Depreciation)	Currency	Plan	Attributable to
	Which Allowance for	of All Other	Translation	Liabilities	Changes in
(in millions)	Credit Losses Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Three Months Ended June 30, 2020
Unrealized change arising during period	$157	$12,864	$(59)	$1	$(2)	$12,961
Less: Reclassification adjustments
included in net income	(3)	152	-	(11)	-	138
Total other comprehensive income (loss),
before income tax expense	160	12,712	(59)	12	(2)	12,823
Less: Income tax expense	34	2,630	2	3	-	2,669
Total other comprehensive income (loss),
net of income tax expense	$126	$10,082	$(61)	$9	$(2)	$10,154
Six Months Ended June 30, 2020
Unrealized change arising during period	$(297)	$6,156	$(128)	$(6)	$1	$5,726
Less: Reclassification adjustments
included in net income	(3)	366	-	(21)	-	342
Total other comprehensive income (loss),
before income tax expense (benefit)	(294)	5,790	(128)	15	1	5,384
Less: Income tax expense (benefit)	(61)	1,250	18	13	-	1,220
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(233)	$4,540	$(146)	$2	$1	$4,164

AIG | Second Quarter 2021 Form 10-Q 67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss):

	Amount Reclassified from AOCI		Affected Line Item in the
	Three Months Ended June 30,		Condensed Consolidated
(in millions)	2021	2020	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity
securities on which allowance for credit losses was taken
Investments	$(4)	$(3)	Net realized gains
Total	(4)	(3)
Unrealized appreciation (depreciation) of all other
investments
Investments	139	152	Net realized gains
Total	139	152
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	(1)	*
Actuarial losses	(10)	(10)	*
Total	(11)	(11)
Total reclassifications for the period	$124	$138

	Amount Reclassified from AOCI		Affected Line Item in the
	Six Months Ended June 30,		Condensed Consolidated
(in millions)	2021	2020	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity
securities on which allowance for credit losses was taken
Investments	$(6)	$(3)	Net realized gains
Total	(6)	(3)
Unrealized appreciation (depreciation) of all other
investments
Investments	530	366	Net realized gains
Total	530	366
Change in retirement plan liabilities adjustment
Prior-service credit	(2)	(1)	*
Actuarial losses	(21)	(20)	*
Total	(23)	(21)
Total reclassifications for the period	$501	$342

*These AOCI components are included in the computation of net periodic pension cost. For additional information see Note 14 to the Condensed Consolidated Financial Statements.

68 AIG | Second Quarter 2021 Form 10-Q

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per common share data)	2021	2020	2021	2020
Numerator for EPS:
Income (loss) from continuing operations	$150	$(7,765)	$4,080	$(6,111)
Less: Net income from continuing operations
attributable to noncontrolling interests	51	162	105	67
Less: Preferred stock dividends	8	8	15	15
Income (loss) attributable to AIG common shareholders
from continuing operations	91	(7,935)	3,960	(6,193)
Loss from discontinued operations, net of income tax expense	-	(1)	-	(1)
Net income (loss) attributable to AIG common shareholders	$91	$(7,936)	$3,960	$(6,194)
Denominator for EPS:
Weighted average common shares outstanding — basic	862,930,931	866,968,305	865,508,343	870,590,968
Dilutive common shares	9,946,372	-	9,057,937	-
Weighted average common shares outstanding — diluted(a)(b)	872,877,303	866,968,305	874,566,280	870,590,968
Income (loss) per common share attributable to AIG common
shareholders:
Basic:
Income (loss) from continuing operations	$0.11	$(9.15)	$4.58	$(7.11)
Income (loss) from discontinued operations	$-	$-	$-	$-
Income (loss) attributable to AIG common shareholders	$0.11	$(9.15)	$4.58	$(7.11)
Diluted:
Income (loss) from continuing operations	$0.11	$(9.15)	$4.53	$(7.11)
Income (loss) from discontinued operations	$-	$-	$-	$-
Income (loss) attributable to AIG common shareholders	$0.11	$(9.15)	$4.53	$(7.11)

(a) For the three- and six-month periods ended June 30, 2020, because we reported net losses attributable to AIG common shareholders, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. The number of common shares excluded from the calculation was 3,226,882 shares and 3,939,732 shares, respectively, for the three- and six-month periods ended June 30, 2020.

(b) Dilutive common shares include our share-based employee compensation plans and a weighted average portion of the 10-year warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011, which expired in January 2021. The number of common shares excluded from diluted shares outstanding was 5.5 million and 7.4 million for the three- and six-month periods ended June 30, 2021, respectively, and 68.6 million and 67.9 million for the three- and six-month periods ended June 30, 2020, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

For information about our repurchases of AIG Common Stock see Note 12 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2021 Form 10-Q 69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Employee Benefits

14. Employee Benefits

We sponsor various defined benefit plans for eligible employees and retirees in the U.S. and certain non-U.S. countries.

The following table presents the components of net periodic benefit cost (credit) with respect to pension benefits:

	Pension
	U.S.	Non-U.S.
(in millions)	Plans	Plans	Total
Three Months Ended June 30, 2021
Components of net periodic benefit cost:
Service cost	$1	$6	$7
Interest cost	23	2	25
Expected return on assets	(61)	(5)	(66)
Amortization of prior service cost	-	1	1
Amortization of net loss	8	1	9
Net periodic benefit cost (credit)	$(29)	$5	$(24)
Three Months Ended June 30, 2020
Components of net periodic benefit cost:
Service cost	$2	$5	$7
Interest cost	33	2	35
Expected return on assets	(59)	(5)	(64)
Amortization of prior service cost	-	1	1
Amortization of net loss	8	2	10
Net periodic benefit cost (credit)	$(16)	$5	$(11)
Six Months Ended June 30, 2021
Components of net periodic benefit cost:
Service cost	$2	$11	$13
Interest cost	45	5	50
Expected return on assets	(122)	(11)	(133)
Amortization of prior service cost	-	2	2
Amortization of net loss	17	3	20
Net periodic benefit cost (credit)	$(58)	$10	$(48)
Six Months Ended June 30, 2020
Components of net periodic benefit cost:
Service cost	$3	$10	$13
Interest cost	67	5	72
Expected return on assets	(119)	(10)	(129)
Amortization of prior service cost	-	1	1
Amortization of net loss	16	4	20
Net periodic benefit cost (credit)	$(33)	$10	$(23)

The service cost for our U.S. defined benefit plans only reflects administrative fees as the plans are frozen and no longer accrue benefits. We recognized net expense of $2 million and $4 million for our U.S. and non-U.S. postretirement benefit plans for the three- and six-month periods ended June 30, 2021, respectively. We recognized net expense of $2 million and $4 million for our U.S. and non-U.S. postretirement benefit plans for the three- and six-month periods ended June 30, 2020, respectively.

70 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

15. Income Taxes

U.S. Tax law changes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the Tax Act). The Tax Act includes provisions for Global Intangible Low-Taxed Income (GILTI) under which taxes are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries and for Base Erosion and Anti-Abuse Tax (BEAT) under which taxes are imposed on certain base eroding payments to affiliated foreign companies. While the U.S. tax authorities issued formal guidance, including recently issued regulations for BEAT and other provisions of the Tax Act, there are still certain aspects of the Tax Act that remain unclear and subject to substantial uncertainties. Additional guidance is expected in future periods. Such guidance may result in changes to the interpretations and assumptions we made and actions we may take, which may impact amounts recorded with respect to international provisions of the Tax Act, possibly materially. Consistent with accounting guidance, we treat BEAT as a period tax charge in the period the tax is incurred and have made an accounting policy election to treat GILTI taxes in a similar manner.

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

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in uncertain tax positions and realizability of deferred tax assets, and are recorded in the period in which the change occurs. While certain impacts of the Tax Act are included in our annual effective tax rate, we continue to refine our calculations as additional information becomes available, which may result in changes to the estimated annual effective tax rate. As of June 30, 2021, the annual effective tax rate includes the tax effects of actual and projected COVID-19 related losses and market developments.

Interim Tax Expense (Benefit)

For the three-month period ended June 30, 2021, the effective tax rate on income from continuing operations was (2.0) percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with the release of reserves for uncertain tax positions and interest related to a New York State tax settlement based on the completion of recent audit activity, tax exempt income, remeasurement of deferred taxes as a result of the increase in the UK corporate statutory income tax rate, and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. These tax benefits were partially offset by tax charges associated with the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges. We also recognized a tax charge associated with reduction of net operating loss deferred tax assets in certain foreign jurisdictions, with a corresponding decrease in the related deferred tax asset valuation allowance. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the six-month period ended June 30, 2021, the effective tax rate on income from continuing operations was 16.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with the release of reserves for uncertain tax positions, penalties and interest related to the recent completion of audit activity by the IRS, release of reserves for uncertain tax positions and interest related to a New York State tax settlement based on the completion of recent audit activity, tax exempt income, remeasurement of deferred taxes as a result of an increase in the UK corporate income tax rate enacted during the second quarter, and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. These tax benefits were partially offset by tax charges associated with the

AIG | Second Quarter 2021 Form 10-Q 71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, the effect of foreign operations, excess tax charges related to share based compensation payments recorded through the income statement, state and local income taxes, and non-deductible transfer pricing charges. We also recognized a tax charge associated with reduction of net operating loss deferred tax assets in certain foreign jurisdictions, with a corresponding decrease in the related deferred tax asset valuation allowance. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

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

For the six-month period ended June 30, 2021, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested. Given the uncertainties around the impact from the COVID-19 crisis, including the significant global economic slowdown, we continue to monitor and review its impact on our reinvestment considerations, including regulatory oversight in the relevant jurisdictions.

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

72 AIG | Second Quarter 2021 Form 10-Q

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

The carryforward periods of our foreign tax credit carryforwards range from tax years 2021 through 2023. Carryforward periods for our net operating losses extend from 2028 forward. However, utilization of a portion of our net operating losses is limited under separate return limitation year rules. During the first quarter of 2021, the recent completion of audit activity by the IRS and subsequent release of certain reserves for uncertain tax positions resulted in an initial recognition of additional net operating loss and foreign tax credit carryforwards arising in prior years. Taking into account this initial recognition of additional carryforwards as well as other events and our analysis of their potential impact on utilization of our tax attributes, for the three months ended March 31, 2021, we recorded an increase of $700 million in valuation allowance related to a portion of our net operating loss carryforwards that are no longer more-likely-than-not to be realized. No additional activity was recorded for the three-month period ended June 30, 2021. Accordingly, during the six months ended June 30, 2021, we have recorded a $700 million valuation allowance through continuing operations.

To the extent that the valuation allowance is attributed to changes in forecast of current year taxable income, the impact is included in our estimated annualized effective tax rate. The valuation allowance related to changes in forecasts of income in future periods as well as other items not related to the current year was recorded discretely.

As of June 30, 2021, the balance sheet reflects a valuation allowance of $850 million related to a portion of our foreign tax credit and net operating loss carryforwards that are no longer more-likely-than-not to be realized.

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

For the six-month period ended June 30, 2021, recent changes in market conditions, including the COVID-19 crisis and interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of June 30, 2021, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. Life Insurance companies’ available for sale securities portfolio.

For the six-month period ended June 30, 2021, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. non-life companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of June 30, 2021, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. non-life companies’ available for sale securities portfolio.

For the three- and six-month periods ended June 30, 2021, we recognized net increases (decreases) of $(25) million and $(39) million, respectively, in deferred tax asset valuation allowance associated with certain foreign and state jurisdictions, primarily attributable to current year activity. The decrease in valuation allowance includes a $16 million decrease in deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to a corresponding reduction in foreign net operating loss deferred tax assets as a result of the expiration of a portion of net operating losses prior to utilization in Japan which was recorded during the three-month period ended June 30, 2021.

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

AIG | Second Quarter 2021 Form 10-Q 73

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

In 2009, after paying amounts due on a statutory notice of deficiency related to the disallowance of foreign tax credits associated with cross border financing transactions, we filed a refund lawsuit in the Southern District of New York (Southern District) with respect to tax year 1997. In January 2018, the parties reached non-binding agreements in principle on issues presented in the dispute with respect to other relevant tax years. In 2019, we agreed with the IRS to execute an agreement for the tax years at issue in which AIG would waive restrictions on the assessment of additional tax related to the settlement of the underlying issues in those tax years. The litigation was stayed pending the outcome of the review process. During the fourth quarter of 2020, the parties concluded the review process and executed a binding settlement agreement with respect to the underlying issues. On October 22, 2020, the Southern District dismissed the case based upon the settlement reached between AIG and the government. The parties continue to review the related interest calculations based on the settlement agreement, which will become due upon the IRS’ issuance of a Notice and Demand for Payment. During June 2021, AIG made an additional payment of $354 million to the U.S. Treasury with respect to this matter. While we continue to finalize the interest calculations with the IRS, AIG expects to make the remaining payment as early as the third quarter of 2021.

Accounting for Uncertainty in Income Taxes

At June 30, 2021 and December 31, 2020, our unrecognized tax benefits, excluding interest and penalties, were $1.1 billion and $2.3 billion, respectively. At June 30, 2021 and December 31, 2020, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $11 million and $44 million, respectively. Accordingly, at June 30, 2021 and December 31, 2020, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.1 billion and $2.3 billion, respectively. The decrease in the six-month period ended June 30, 2021 is primarily attributable to the recent completion of audit activity by the IRS and New York State.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At June 30, 2021 and December 31, 2020, we had accrued liabilities of $73 million and $286 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the six-month periods ended June 30, 2021 and 2020, we accrued expense (benefit) of $(203) million and $96 million, respectively, for the payment of interest and penalties. The activity in the six-month period ended June 30, 2021 is primarily related to the recent completion of audit activity by the IRS and New York State.

We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $15 million, principally as a result of potential resolutions or settlements of prior years’ tax items. The prior years’ tax items include unrecognized tax benefits related to the deductibility of certain expenses.

16. Subsequent Events

Dividends Declared

On August 5, 2021, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 30, 2021 to shareholders of record on September 16, 2021. On August 5, 2021, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on September 15, 2021 to holders of record on August 31, 2021.

INCREASE IN SHARE REPURCHASE AUTHORIZATION

On August 3, 2021, our Board of Directors authorized a share repurchase authorization of AIG Common Stock of $6.0 billion (inclusive of the approximately $908 million remaining under the Board’s prior share repurchase authorization).

SALE OF CERTAIN AIG LIFE AND RETIREMENT RETAIL MUTUAL FUNDS BUSINESS

On July 16, 2021, AIG completed its previously announced sale of certain AIG Life and Retirement retail mutual funds business to Touchstone at which time we received initial proceeds, and twelve retail mutual funds managed by SAAMCo, a member of AIG Life and Retirement, with $6.8 billion in assets, were reorganized into Touchstone funds. Six retail mutual funds managed by SAAMCo and not included in the transaction were liquidated. AIG Life and Retirement will retain its fund management platform and capabilities dedicated to its variable insurance products.

74 AIG | Second Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 16. Subsequent Events

STRATEGIC PARTNERSHIP WITH THE BLACKSTONE GROUP

On July 14, 2021, AIG and Blackstone announced that they have reached a definitive agreement for Blackstone to acquire a 9.9 percent equity stake in SAFG, which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. The transaction contemplates that most of AIG’s investment operations would be transferred to SAFG or its subsidiaries as part of the separation. As part of this agreement, AIG also agreed to enter into a long-term strategic asset management relationship with Blackstone to manage an initial $50 billion of Life and Retirement’s existing investment portfolio upon closing of the equity investment, with that amount increasing by increments of $8.5 billion per year for the next five years beginning in the third or fourth quarter of 2022, for an aggregate of $92.5 billion. Following the closing of the transaction, Blackstone will be entitled to designate one member of the board of directors of the Life and Retirement holding company, which will consist of 11 directors. Pursuant to the definitive agreement, Blackstone will be required to hold its ownership interest in SAFG following the completion of the separation of the Life and Retirement business, subject to exceptions permitting Blackstone to sell 25%, 67% and 75% of its shares after the first, second and third anniversaries, respectively, of the initial public offering of SAFG (the IPO), with the transfer restrictions terminating in full on the fifth anniversary of the IPO. In the event that the IPO of SAFG is not completed prior to the second anniversary of the closing of the transaction, Blackstone will have the right to require AIG to undertake the IPO, and in the event that the IPO has not been completed prior to the third anniversary of the closing, Blackstone will have the right to exchange all or a portion of its ownership interest in SAFG for shares of AIG’s common stock on the terms set forth in the definitive agreement. These transactions are subject to customary closing conditions, including the expiration or termination of the waiting period under the HSR Act, and are expected to close in the third quarter of 2021.

On July 14, 2021, AIG and BREIT, a long-term, perpetual capital vehicle affiliated with Blackstone, announced that they have reached a definitive agreement for BREIT to acquire AIG’s interests in a U.S. affordable housing portfolio for approximately $5.1 billion, subject to certain adjustments, in an all cash transaction. This transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2021.

AIG | Second Quarter 2021 Form 10-Q 75

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

76 AIG | Second Quarter 2021 Form 10-Q

It is possible that AIG’s actual results and financial condition will differ, possibly materially, from the results and financial condition indicated in these projections, goals, assumptions and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include:

• AIG’s ability to successfully separate the Life and Retirement business from AIG and the impact any separation may have on AIG, its businesses, employees, contracts and customers;

• AIG’s ability to close the transactions announced as part of a strategic partnership with Blackstone;

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

• significant legal, regulatory or governmental proceedings; and

• such other factors discussed in:

–Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q;

–Part I, Item 2. MD&A of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021; and

–Part I, Item 1A. Risk Factors and Part II, Item 7. MD&A of the 2020 Annual Report.

We are not under any obligation (and expressly disclaim any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

AIG | Second Quarter 2021 Form 10-Q 77

78 AIG | Second Quarter 2021 Form 10-Q

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

Book value per common share, excluding accumulated other comprehensive income (AOCI) adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets and deferred tax assets (DTA) (Adjusted book value per common share) is used to show the amount of our net worth on a per-common share basis after eliminating items that can fluctuate significantly from period to period including changes in fair value of AIG’s available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG post deconsolidation of Fortitude Re (Fortitude Re funds withheld assets) since these fair value movements are economically transferred to Fortitude Re. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in these book value per common share metrics. Adjusted book value per common share is derived by dividing total AIG common shareholders’ equity, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets, and DTA (Adjusted Common Shareholders’ Equity), by total common shares outstanding. The reconciliation to book value per common share, the most comparable GAAP measure, is presented in the Executive Summary section of this MD&A.

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

and by excluding the net realized gains (losses) and other charges from noncontrolling interests.

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

AIG | Second Quarter 2021 Form 10-Q 79

ITEM 2 | Use of Non-GAAP Measures

Adjusted revenues exclude Net realized gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes) and changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes). Adjusted revenues is a GAAP measure for our segments.

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

• changes in benefit reserves and deferred policy acquisition costs (DAC), value of business acquired (VOBA), and sales inducement assets (SIA) related to net realized gains and losses;

• changes in the fair value of equity securities;

• net investment income on Fortitude Re funds withheld assets;

• following deconsolidation of Fortitude Re, net realized gains and losses on Fortitude Re funds withheld assets;

• loss (gain) on extinguishment of debt;

• all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication. Earned income on such economic hedges is reclassified from net realized gains and losses to specific APTI line items based on the economic risk being hedged (e.g. net investment income and interest credited to policyholder account balances);

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

80 AIG | Second Quarter 2021 Form 10-Q

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

• fair value measurements of certain financial assets and liabilities; and

• income tax assets and liabilities, including recoverability of our net deferred tax asset and the predictability of future tax operating profitability of the character necessary to realize the net deferred tax asset.

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

AIG | Second Quarter 2021 Form 10-Q 81

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

Separation of Life and Retirement Business and Strategic Partnership with the Blackstone Group

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On July 14, 2021, AIG and The Blackstone Group Inc. (Blackstone) announced that they have reached a definitive agreement for Blackstone to acquire a 9.9 percent equity stake in SAFG Retirement Services, Inc. (SAFG), which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. The transaction contemplates that most of AIG’s investment operations would be transferred to SAFG or its subsidiaries as part of the separation. As part of this agreement, AIG also agreed to enter into a long-term strategic asset management relationship with Blackstone to manage an initial $50 billion of Life and Retirement’s existing investment portfolio upon closing of the equity investment, with that amount increasing by increments of $8.5 billion per year for the next five years beginning in the third or fourth quarter of 2022, for an aggregate of $92.5 billion. Following the closing of the transaction, Blackstone will be entitled to designate one member of the board of directors of the Life and Retirement holding company, which will consist of 11 directors. Pursuant to the definitive agreement, Blackstone will be required to hold its ownership interest in SAFG following the completion of the separation of the Life and Retirement business, subject to exceptions permitting Blackstone to sell 25%, 67% and 75% of its shares after the first, second and third anniversaries, respectively, of the initial public offering of SAFG (the IPO), with the transfer restrictions terminating in full on the fifth anniversary of the IPO. In the event that the IPO of SAFG is not completed prior to the second anniversary of the closing of the transaction, Blackstone will have the right to require AIG to undertake the IPO, and in the event that the IPO has not been completed prior to the third anniversary of the closing, Blackstone will have the right to exchange all or a portion of its ownership interest in SAFG for shares of AIG’s common stock on the terms set forth in the definitive agreement. These transactions are subject to customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act), and are expected to close in the third quarter of 2021. While we currently believe the IPO is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that future separation transactions may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC.

On July 14, 2021, AIG and Blackstone Real Estate Income Trust (BREIT), a long-term, perpetual capital vehicle affiliated with Blackstone, announced that they have reached a definitive agreement for BREIT to acquire AIG’s interests in a U.S. affordable housing portfolio for approximately $5.1 billion, subject to certain adjustments, in an all cash transaction. This transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2021.

Debt Cash Tender Offers

In the second quarter of 2021, we repurchased, through cash tender offers, and canceled approximately $254 million aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $359 million and wrote off $4 million of unamortized debt issuance costs, resulting in a total loss on extinguishment of debt of approximately $109 million.

Sale of Certain AIG Life and Retirement Retail Mutual Funds Business

On February 8, 2021, AIG announced the execution of a definitive agreement with Touchstone Investments (Touchstone), an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of AIG Life and Retirement’s Retail Mutual Funds business. As of June 30, 2021, AIG Life and Retirement’s Retail Mutual Funds business managed $7.1 billion in assets across eighteen funds. The transaction closed on July 16, 2021 at which time we received initial proceeds, and twelve retail mutual funds managed by SunAmerica Asset Management, LLC (SAAMCo), a member of AIG Life and Retirement, with $6.8 billion in assets, were reorganized into Touchstone funds. Additional proceeds may be earned over a three-year period based on asset levels in certain reorganized funds. Six retail mutual funds managed by SAAMCo and not included in the transaction were liquidated. AIG Life and Retirement will retain its fund management platform and capabilities dedicated to its variable insurance products.

82 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Executive Summary

Sale of Fortitude Holdings

On June 2, 2020, we completed the sale of a majority of the interests in Fortitude Group Holdings, LLC (Fortitude Holdings) to Carlyle FRL, L.P. (Carlyle FRL), an investment fund advised by an affiliate of The Carlyle Group Inc. (Carlyle), and T&D United Capital Co., Ltd. (T&D), a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the Majority Interest Fortitude Sale). AIG established Fortitude Re, a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Run-Off portfolio. As of June 30, 2021, approximately $30.1 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $4.0 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Run-Off operations. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, following the closing of the Majority Interest Fortitude Sale, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.

AIG sold a 19.9 percent ownership interest in Fortitude Holdings to TC Group Cayman Investments Holdings, L.P., an affiliate of Carlyle, in November 2018. As a result of completion of the Majority Interest Fortitude Sale, Carlyle FRL purchased from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D purchased from AIG a 25 percent ownership interest in Fortitude Holdings; AIG retained a 3.5 percent ownership interest in Fortitude Holdings and one seat on its Board of Managers. The $2.2 billion of proceeds received by AIG at closing included (i) the $1.8 billion under the Majority Interest Fortitude Sale, subject to a post-closing purchase price adjustment pursuant to which AIG would pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur through December 31, 2023, up to a maximum payment of $500 million; and (ii) a $383 million purchase price adjustment from Carlyle FRL and T&D, corresponding to their respective portions of a proposed $500 million non-pro rata distribution from Fortitude Holdings that was not received by AIG prior to the closing. Effective in the second quarter of 2021, AIG, Fortitude Holdings, Carlyle FRL, T&D and Carlyle amended the purchase agreement to finalize the post-closing purchase price adjustment for adverse reserve development. As a result of this amendment, during the three months ended June 30, 2021, AIG recorded a $21 million benefit through Policyholder benefits and losses incurred and eliminated further net exposure to adverse development on the reserves ceded to Fortitude Re.

For further discussion on the sale of Fortitude Holdings see Note 7 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2021 Form 10-Q 83

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

For further discussion on our business segments see Note 3 to the Condensed Consolidated Financial Statements, and for further discussion on the separation of Life and Retirement see Note 1 to the Condensed Consolidated Financial Statements.

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

84 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Executive Summary

Financial Performance Summary

Net Income (Loss) Attributable to AIG Common Shareholders Three Months Ended June 30, (in millions)

2021 and 2020 Quarterly Comparison

Net income attributable to AIG Common Shareholders increased $8.0 billion due to the following, on a pre-tax basis:

• the recognition of an $8.4 billion loss on the closing of the Majority Interest Fortitude Sale in 2020;

• $406 million lower net realized losses, as lower derivative losses on variable annuity embedded derivatives, net of related hedges ($957 million) and other derivative and hedge activity ($318 million) were offset by a larger mark-to-market net realized loss on the Fortitude Re embedded derivative ($1.2 billion), with remaining impacts driven primarily by other changes in realized gains across our investment portfolio;

• $309 million higher returns in our investment portfolio due primarily to Private Equity income compared to losses in the prior year period, partially offset by lower gains on fair value option bonds;

• General Insurance loss ratio improvement of 11.3 points primarily driven by change in business mix along with strong rate improvement, focused risk selection, improved terms and conditions and significantly lower catastrophe losses (9.8 points or $556 million); and

• General Insurance expense ratio improvement of 2.2 points primarily driven by change in business mix, ongoing expense discipline and a higher premium base.

These pre-tax increases were partially offset by $1.9 billion higher income tax expense with $1.7 billion attributable to the tax benefit on the deconsolidation of Fortitude Holdings in 2020.

For further discussion see Consolidated Results of Operations.

AIG | Second Quarter 2021 Form 10-Q 85

ITEM 2 | Executive Summary

Net Income (Loss) Attributable to AIG Common Shareholders Six Months Ended June 30, (in millions)

2021 and 2020 Year-to-Date Comparison

Net income attributable to AIG Common Shareholders increased $10.2 billion due to the following, on a pre-tax basis:

• the recognition of an $8.4 billion loss on the closing of the Majority Interest Fortitude Sale in 2020;

• $1.5 billion higher returns in our investment portfolio due primarily to higher income on our alternative investments and fair value option equity securities gains, which was driven primarily by positive returns achieved in equity markets. This compares to the prior year where we experienced losses on our alternative investments and fair value option equity securities, which were driven by the equity market downturn associated with the onset of the COVID-19 pandemic, partially offset by declines in fair value option and available for sale bonds;

• $137 million higher net realized gains, due to the favorable change in net realized gains on the Fortitude Re embedded derivative mark-to-market ($1.2 billion), a reduction in the allowance for credit losses on fixed maturity securities ($296 million) and other favorable changes in realized gains across our investment portfolio, largely offset by lower derivative gains on variable annuity embedded derivatives, net of related hedges ($1.1 billion) and other derivative and hedge activity ($1.0 billion);

• General Insurance loss ratio improvement of 6.2 points primarily driven by change in business mix along with strong rate improvement, focused risk selection, improved terms and conditions and significantly lower catastrophe losses (4.7 points or $542 million); and

• General Insurance expense ratio improvement of 2.0 points primarily due to change in business mix, ongoing expense discipline and a higher premium base.

These pre-tax increases were partially offset by $1.8 billion higher income tax expense with $1.7 billion attributable to the tax benefit on the deconsolidation of Fortitude Holdings in 2020.

For further discussion see Consolidated Results of Operations.

86 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Executive Summary

Adjusted Pre-Tax Income* Three Months Ended June 30, (in millions)

2021 and 2020 Quarterly Comparison

Adjusted pre-tax income increased $917 million primarily due to:

• General Insurance loss ratio improvement of 11.3 points primarily driven by change in business mix along with strong rate improvement, focused risk selection, improved terms and conditions and significantly lower catastrophe losses (9.8 points or $556 million); and

• General Insurance expense ratio improvement of 2.2 points primarily driven by change in business mix, ongoing expense discipline and a higher premium base.

Adjusted Pre-Tax Income* Six Months Ended June 30, (in millions)

2021 and 2020 Year-to-Date Comparison

Adjusted pre-tax income increased $2.0 billion primarily due to:

• $476 million higher returns in our investment portfolio due primarily to higher income on our alternative investments, which was driven by positive returns achieved in equity markets. This compares to the prior year where we experienced losses on our alternative investments due to the equity market downturn associated with the onset of the COVID-19 pandemic;

• General Insurance loss ratio improvement of 6.2 points primarily driven by change in business mix along with strong rate improvement, focused risk selection, improved terms and conditions and significantly lower catastrophe losses (4.7 points or $542 million); and

• General Insurance expense ratio improvement of 2.0 points primarily due to change in business mix, ongoing expense discipline and a higher premium base.

* Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

AIG | Second Quarter 2021 Form 10-Q 87

ITEM 2 | Executive Summary

General Operating and Other Expenses Three Months Ended June 30, (in millions)

2021 and 2020 Quarterly Comparison

General operating and other expenses increased $131 million primarily due to increases in performance-based employee costs ($73 million) and transaction costs ($31 million) partially offset by decreases in restructuring and other costs.

General operating and other expenses in the three-month periods ended June 30, 2021 and 2020 included approximately $126 million and $134 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges and other costs related to organizational simplification, operational efficiency, and business rationalization.

General Operating and Other Expenses Six Months Ended June 30, (in millions)

2021 and 2020 Year-to-Date Comparison

General operating and other expenses increased $66 million primarily due to increases in performance-based employee costs ($73 million).

General operating and other expenses in the six-month periods ended June 30, 2021 and 2020 included approximately $200 million and $224 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges and other costs related to organizational simplification, operational efficiency, and business rationalization.

88 AIG | Second Quarter 2021 Form 10-Q

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

AIG | Second Quarter 2021 Form 10-Q 89

ITEM 2 | Executive Summary

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under challenging market conditions in the first six months of 2021, characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, interest rate volatility, inflationary pressures, an uneven global economic recovery, global trade tensions and Brexit. Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the Euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On July 14, 2021, AIG and Blackstone announced that they have reached a definitive agreement for Blackstone to acquire a 9.9 percent equity stake in SAFG, which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. The transaction contemplates that most of AIG’s investment operations would be transferred to SAFG or its subsidiaries as part of the separation. As part of this agreement, AIG also agreed to enter into a long-term strategic asset management relationship with Blackstone to manage an initial $50 billion of Life and Retirement’s existing investment portfolio upon closing of the equity investment, with that amount increasing by increments of $8.5 billion per year for the next five years beginning in the third or fourth quarter of 2022, for an aggregate of $92.5 billion. These transactions are subject to customary closing conditions, including the expiration or termination of the waiting period under the HSR Act, and are expected to close in the third quarter of 2021. While we currently believe an initial public offering is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC.

On July 14, 2021, AIG and BREIT, a long-term, perpetual capital vehicle affiliated with Blackstone, announced that they have reached a definitive agreement for BREIT to acquire AIG’s interests in a U.S. affordable housing portfolio for approximately $5.1 billion, subject to certain adjustments, in an all cash transaction. This transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2021.

For additional information on the separation of AIG’s Life and Retirement business, please see the 2020 Annual Report, Part I, Item 1A. Risk Factors – Business and Operations – No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, the separation could cause the emergence or exacerbate the effects of other risks to which AIG is exposed and Executive Summary – Overview.

Impact of COVID-19

We are continually assessing the impact on our business, operations and investments of COVID-19 and the resulting ongoing economic and societal disruption. These impacts initially included a global economic contraction, disruptions in financial markets, increased market volatility and declines in certain equity and other asset prices that had negative effects on our investments, our access to liquidity, our ability to generate new sales and the costs associated with claims. While many of the major global economies continue to recover and global financial markets appear to have largely stabilized, there remains a risk that the disruptions previously experienced could return as COVID-19 persists or new variants arise. In addition, in response to the crisis, new governmental, legislative and regulatory actions have been taken and continue to be developed that have resulted and could continue to result in additional restrictions and requirements, or court decisions rendered, relating to or otherwise affecting our policies that may have a negative impact on our business, operations and capital.

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

90 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Executive Summary

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

Impact of Changes in the Interest Rate Environment

Key U.S. benchmark rates initially rose sharply in the first three months of 2021 but subsequently fell reflecting concerns over future economic growth. The low interest rate environment negatively affects sales of interest rate sensitive products in our industry and negatively impacts the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities. We may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities. A low interest rate environment could also impair our ability to earn the returns assumed in the pricing and the reserving of our products at the time they were sold and issued.

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

AIG | Second Quarter 2021 Form 10-Q 91

ITEM 2 | Executive Summary

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 68 percent were crediting at the contractual minimum guaranteed interest rate at June 30, 2021. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent was 59 percent at both June 30, 2021 and December 31, 2020. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning. In the universal life products in our Life Insurance business, 67 percent of the account values were crediting at the contractual minimum guaranteed interest rate at June 30, 2021.

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates, excluding balances ceded to Fortitude Re:

	Current Crediting Rates
June 30, 2021		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$9,453	$2,132	$18,082	$29,667
> 1% - 2%	4,774	29	1,690	6,493
> 2% - 3%	10,684	1	18	10,703
> 3% - 4%	8,368	41	6	8,415
> 4% - 5%	491	-	4	495
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$33,804	$2,203	$19,805	$55,812
Group Retirement*
<=1%	$2,107	$3,168	$4,677	$9,952
> 1% - 2%	6,080	703	117	6,900
> 2% - 3%	14,869	-	-	14,869
> 3% - 4%	741	-	-	741
> 4% - 5%	7,045	-	-	7,045
> 5% - 5.5%	166	-	-	166
Total Group Retirement	$31,008	$3,871	$4,794	$39,673
Universal life insurance
<=1%	$-	$-	$-	$-
> 1% - 2%	101	24	361	486
> 2% - 3%	265	537	1,202	2,004
> 3% - 4%	1,437	180	205	1,822
> 4% - 5%	3,134	2	-	3,136
> 5% - 5.5%	240	-	-	240
Total universal life insurance	$5,177	$743	$1,768	$7,688
Total	$69,989	$6,817	$26,367	$103,173
Percentage of total	68%	7%	25%	100%

* Individual Retirement and Group Retirement amounts shown include fixed options within variable annuity products.

92 AIG | Second Quarter 2021 Form 10-Q

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

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
Rate for 1 USD	2021	2020	Change	2021	2020	Change
Currency:
GBP	0.72	0.81	(11)%	0.73	0.79	(8)%
EUR	0.83	0.91	(9)%	0.83	0.91	(9)%
JPY	108.95	107.57	1%	106.62	108.51	(2)%

Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

AIG | Second Quarter 2021 Form 10-Q 93

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three- and six-month periods ended June 30, 2021 and 2020. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see Critical Accounting Estimates in this MD&A and Part II, Item 7. MD&A – Critical Accounting Estimates in the 2020 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2021	2020	Change		2021	2020	Change
Revenues:
Premiums	$7,914	$7,407	7%		$14,421	$14,850	(3)%
Policy fees	771	749	3		1,555	1,504	3
Net investment income:			NM
Net investment income - excluding Fortitude Re funds
withheld assets	3,168	3,250	(3)		6,339	5,758	10
Net investment income - Fortitude Re funds withheld
assets	507	116	337		993	116	NM
Total net investment income	3,675	3,366	9		7,332	5,874	25
Net realized gains (losses):			NM
Net realized gains (losses) - excluding Fortitude Re
funds withheld assets and embedded derivative	(43)	(1,591)	97		652	1,928	(66)
Net realized gains on Fortitude Re funds
withheld assets	173	96	80		346	96	260
Net realized gains (losses) on Fortitude Re funds
withheld embedded derivative	(2,056)	(837)	(146)		326	(837)	NM
Total net realized gains (losses)	(1,926)	(2,332)	17		1,324	1,187	12
Other income	247	206	20		503	424	19
Total revenues	10,681	9,396	14		25,135	23,839	5
Benefits, losses and expenses:
Policyholder benefits and losses incurred	6,084	6,521	(7)		11,223	12,846	(13)
Interest credited to policyholder account balances	872	918	(5)		1,740	1,875	(7)
Amortization of deferred policy acquisition costs	915	754	21		2,219	2,616	(15)
General operating and other expenses	2,218	2,087	6		4,306	4,240	2
Interest expense	338	365	(7)		680	720	(6)
(Gain) loss on extinguishment of debt	106	-	NM		98	17	476
Net (gain) loss on sale or disposal of divested businesses	1	8,412	(100)		(6)	8,628	NM
Total benefits, losses and expenses	10,534	19,057	(45)		20,260	30,942	(35)
Income (loss) from continuing operations before
income tax expense (benefit)	147	(9,661)	NM		4,875	(7,103)	NM
Income tax expense (benefit)	(3)	(1,896)	100		795	(992)	NM
Income (loss) from continuing operations	150	(7,765)	NM		4,080	(6,111)	NM
Loss from discontinued operations, net of income
taxes	-	(1)	NM		-	(1)	NM
Net income (loss)	150	(7,766)	NM		4,080	(6,112)	NM
Less: Net income attributable to
noncontrolling interests	51	162	(69)		105	67	57
Net income (loss) attributable to AIG	99	(7,928)	NM		3,975	(6,179)	NM
Less: Dividends on preferred stock	8	8	-		15	15	-
Net income (loss) attributable to AIG common
shareholders	$91	$(7,936)	NM	%	$3,960	$(6,194)	NM	%

94 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Consolidated Results of Operations

	June 30,	December 31,
(in millions, except per common share data)	2021	2020
Balance sheet data:
Total assets	$598,250	$586,481
Long-term debt	26,161	28,103
Debt of consolidated investment entities	9,566	9,431
Total AIG shareholders’ equity	66,083	66,362
Book value per common share	76.73	76.46
Adjusted book value per common share	60.07	57.01

The following table presents a reconciliation of Book value per common share to Adjusted book value per common share, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	June 30,	December 31,
(dollars in millions, except per common share data)	2021	2020
Total AIG shareholders' equity	$66,083	$66,362
Preferred equity	485	485
Total AIG common shareholders' equity	65,598	65,877
Less: Accumulated other comprehensive income (loss)	10,209	13,511
Add: Cumulative unrealized gains and losses related to
Fortitude Re Funds Withheld Assets	3,341	4,657
Less: Deferred tax assets	7,374	7,907
Adjusted common shareholders' equity	$51,356	$49,116

Total common shares outstanding	854,927,930	861,558,049
Book value per common share	$76.73	$76.46
Adjusted book value per common share	60.07	57.01

The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(dollars in millions)	2021	2020	2021	2020	2020
Actual or annualized net income (loss) attributable to AIG
common shareholders	$364	$(31,744)	$7,920	$(12,388)	$(5,973)
Actual or annualized adjusted after-tax income
attributable to AIG common shareholders	5,324	2,244	4,508	1,332	2,201

Average AIG common shareholders' equity	$63,896	$60,719	$64,556	$62,209	$63,225
Less: Average AOCI	8,338	4,088	10,062	4,386	7,529
Add: Average cumulative unrealized gains and losses related to
Fortitude Re Funds Withheld Assets	2,794	2,108	3,415	1,405	2,653
Less: Average DTA	7,457	8,589	7,607	8,718	8,437
Average adjusted AIG common shareholders' equity	$50,895	$50,150	$50,302	$50,510	$49,912
Return on common equity	0.6%	NM	12.3%	NM	(9.4)%
Adjusted return on common equity	10.5%	4.5%	9.0%	2.6%	4.4%

AIG | Second Quarter 2021 Form 10-Q 95

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to adjusted pre-tax income/adjusted after-tax income attributable to AIG:

Three Months Ended June 30,	2021				2020
		Total Tax	Non-			Total Tax	Non-
		(Benefit)	controlling	After		(Benefit)	controlling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(d)	Tax	Pre-tax	Charge	Interests(d)	Tax
Pre-tax income (loss)/net income (loss), including
noncontrolling interests	$147	$(3)	$-	$150	$(9,661)	$(1,896)	$-	$(7,766)
Noncontrolling interests			(51)	(51)			(162)	(162)
Pre-tax income (loss)/net income (loss) attributable to AIG	$147	$(3)	$(51)	$99	$(9,661)	$(1,896)	$(162)	$(7,928)
Dividends on preferred stock				8				8
Net income (loss) attributable to AIG common
shareholders				$91				$(7,936)
Changes in uncertain tax positions and other tax
adjustments(a)		(35)	-	35		(206)	-	206
Deferred income tax valuation allowance
releases(b)		25	-	(25)		183	-	(183)
Changes in fair value of securities used to hedge
guaranteed living benefits	(13)	(2)	-	(11)	(16)	(4)	-	(12)
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized gains (losses)	(120)	(25)	-	(95)	(255)	(53)	-	(202)
Changes in the fair value of equity securities	13	3	-	10	(56)	(12)	-	(44)
Loss on extinguishment of debt	106	23	-	83	-	-	-	-
Net investment income on Fortitude Re funds
\withheld assets	(507)	(107)	-	(400)	(116)	(24)	-	(92)
Net realized gains on Fortitude Re funds withheld assets	(173)	(37)	-	(136)	(96)	(20)	-	(76)
Net realized losses on Fortitude Re funds withheld
embedded derivative	2,056	431	-	1,625	837	176	-	661
Net realized losses(c)	59	17	-	42	1,607	367	-	1,240
Loss from discontinued operations				-				1
Loss from divested businesses	1	-	-	1	8,412	1,657	-	6,755
Non-operating litigation reserves and settlements	-	-	-	-	-	-	-	-
Favorable prior year development and
related amortization changes ceded under
retroactive reinsurance agreements	(65)	(14)	-	(51)	(33)	(7)	-	(26)
Net loss reserve discount charge	22	5	-	17	16	3	-	13
Integration and transaction costs associated with
acquiring or divesting businesses	35	7	-	28	4	1	-	3
Restructuring and other costs	126	26	-	100	134	28	-	106
Non-recurring costs related to regulatory or
accounting changes	21	4	-	17	14	3	-	11
Noncontrolling interests primarily related to net realized gains (losses)
of Fortitude Holdings' standalone results(d)			-	-			136	136
Adjusted pre-tax income/Adjusted after-tax
income attributable to AIG common
shareholders	$1,708	$318	$(51)	$1,331	$791	$196	$(26)	$561

Weighted average diluted shares outstanding(e)				872.9				867.0
Income (loss) per common share attributable to
AIG common shareholders (diluted)(e)				$0.11				$(9.15)
Adjusted after-tax income per common
share attributable to AIG common
shareholders (diluted)(e)				$1.52				$0.64

96 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Six Months Ended June 30,	2021				2020
		Total Tax	Non-			Total Tax	Non-
		(Benefit)	controlling	After		(Benefit)	controlling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(d)	Tax	Pre-tax	Charge	Interests(d)	Tax
Pre-tax income (loss)/net income (loss), including
noncontrolling interests	$4,875	$795	$-	$4,080	$(7,103)	$(992)	$-	(6,112)
Noncontrolling interests			(105)	(105)			(67)	(67)
Pre-tax income (loss)/net income (loss) attributable to AIG	$4,875	$795	$(105)	$3,975	$(7,103)	$(992)	$(67)	$(6,179)
Dividends on preferred stock				15				15
Net income (loss) attributable to AIG common
shareholders				$3,960				$(6,194)
Changes in uncertain tax positions and other tax
adjustments(a)		866	-	(866)		(211)	-	211
Deferred income tax valuation allowance
charges(b)		(661)	-	661		(100)	-	100
Changes in fair value of securities used to hedge
guaranteed living benefits	(35)	(7)	-	(28)	(9)	(2)	-	(7)
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized gains (losses)	83	18	-	65	283	60	-	223
Changes in the fair value of equity securities	(9)	(2)	-	(7)	135	28	-	107
(Gain) loss on extinguishment of debt	98	21	-	77	17	4	-	13
Net investment income on Fortitude Re funds
\withheld assets	(993)	(209)	-	(784)	(116)	(24)	-	(92)
Net realized gains on Fortitude Re funds withheld assets	(346)	(73)	-	(273)	(96)	(20)	-	(76)
Net realized (gains) losses on Fortitude Re funds withheld
embedded derivative	(326)	(68)	-	(258)	837	176	-	661
Net realized gains(c)	(568)	(128)	-	(440)	(1,887)	(398)	-	(1,489)
Loss from discontinued operations				-				1
(Income) loss from divested businesses	(6)	(1)	-	(5)	8,628	1,702	-	6,926
Non-operating litigation reserves and settlements	-	-	-	-	(6)	(1)	-	(5)
Favorable prior year development and
related amortization changes ceded under
retroactive reinsurance agreements	(84)	(18)	-	(66)	(41)	(9)	-	(32)
Net loss reserve discount (benefit) charge	(10)	(2)	-	(8)	72	15	-	57
Integration and transaction costs associated with
acquiring or divesting businesses	44	9	-	35	6	1	-	5
Restructuring and other costs	200	42	-	158	224	47	-	177
Non-recurring costs related to regulatory or
accounting changes	41	8	-	33	27	6	-	21
Noncontrolling interests primarily related to net realized gains (losses)
of Fortitude Holdings' standalone results(d)			-	-			59	59
Adjusted pre-tax income/Adjusted after-tax
income attributable to AIG common
shareholders	$2,964	$590	$(105)	$2,254	$971	$282	$(8)	$666

Weighted average diluted shares outstanding(e)				874.6				870.6
Income (loss) per common share attributable to
AIG common shareholders (diluted)(e)				$4.53				$(7.11)
Adjusted after-tax income per common
share attributable to AIG common
shareholders (diluted)(e)				$2.58				$0.76

(a) Six months ended June 30, 2021 includes the recent completion of audit activity by the Internal Revenue Service (IRS).

(b) Six months ended June 30, 2021 includes an increase in the valuation allowance against a portion of certain tax attribute carryforwards of AIG's U.S. federal consolidated income tax group, as well as net valuation allowance release in certain foreign jurisdictions.

(c) Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.

(d) Prior to June 2, 2020, noncontrolling interests was primarily due to the 19.9 percent investment in Fortitude Holdings by an affiliate of Carlyle, which occurred in the fourth quarter of 2018. Carlyle was allocated 19.9 percent of Fortitude Holdings’ standalone financial results through the June 2, 2020 closing date of the Majority Interest Fortitude Sale. Fortitude Holdings’ results were mostly eliminated in AIG’s consolidated income from continuing operations given that its results arose from intercompany transactions. Noncontrolling interests was calculated based on the standalone financial results of Fortitude Holdings. The most significant component of Fortitude Holdings’ standalone results was the change in fair value of the embedded derivatives which changes with movements in interest rates and credit spreads, and which was recorded in net realized gains and losses of Fortitude Holdings. In accordance with AIG's adjusted after-tax income definition, realized gains and losses are excluded from noncontrolling interests. Subsequent to the Majority Interest Fortitude Sale, AIG owns 3.5 percent of Fortitude Holdings and no longer consolidates Fortitude Holdings in its financial statements as of such date. The minority interest in Fortitude Holdings is carried at cost within AIG’s Other invested assets, which was $100 million as of June 30, 2021.

AIG | Second Quarter 2021 Form 10-Q 97

ITEM 2 | Consolidated Results of Operations

Fortitude Holdings’ summarized financial information (standalone results), prior to the Majority Interest Fortitude Sale on June 2, 2020 is presented below:

	Three Months Ended		Six Months Ended
	June 30,2020		June 30,2020
	Fortitude	AIG Noncontrolling	Fortitude	AIG Noncontrolling
(in millions)	Holdings	Interest	Holdings	Interest
Revenues	$423	$84	$653	$130
Expenses	244	49	702	140
Adjusted pre-tax income (loss)	179	35	(49)	(10)
Taxes (benefit) expense	38	8	(10)	(2)
Adjusted after-tax income (loss)	141	27	(39)	(8)

Net realized gains and other charges	872	174	383	77
Taxes on net realized gains and other charges	184	36	81	16
Net realized gains and other charges - after-tax	688	138	302	61
Net income	$829	$165	$263	$53

(e) For the three- and six-month periods ended June 30, 2020, because we reported net losses attributable to AIG common shareholders, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. However, because we reported adjusted after-tax income attributable to AIG common shareholders, the calculation of adjusted after-tax income per diluted share attributable to AIG common shareholders includes 3,226,882 dilutive shares and 3,939,732 dilutive shares for the three- and six-month periods ended June 30, 2020, respectively.

QUARTERLY pre-tax income (LOSS) Comparison for 2021 and 2020

Pre-tax income of $147 million in the three-month period ended June 30, 2021 compared to pre-tax loss of $9.7 billion in the same period in 2020 primarily due to:

• the recognition of an $8.4 billion loss on the closing of the Majority Interest Fortitude Sale in 2020;

• $406 million decrease in net realized losses primarily due to:

– Life and Retirement guaranteed living benefits, net of hedges, reflecting lower net realized losses in 2021 compared to the same period in the prior year, primarily due to changes in the movement in the non-performance risk adjustment (NPA), which is not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – Variable Annuity Guaranteed Benefits and Hedging Results); and

– other derivative and hedge activity ($318 million) and other changes in realized gains across our investment portfolio.

– Partially offset by a larger mark-to-market net realized loss on the Fortitude Re embedded derivative ($1.2 billion).

• $309 million higher returns in our investment portfolio due primarily to Private Equity income compared to losses in the prior year period, partially offset by lower gains on fair value option bonds;

• General Insurance loss ratio improvement of 11.3 points primarily driven by change in business mix along with strong rate improvement, focused risk selection, improved terms and conditions and significantly lower catastrophe losses (9.8 points or $556 million); and

• General Insurance expense ratio improvement of 2.2 points primarily driven by change in business mix, ongoing expense discipline and a higher premium base.

98 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Consolidated Results of Operations

YEAR-TO-DATE pre-tax income (LOSS) Comparison for 2021 and 2020

Pre-tax income of $4.9 billion in the six-month period ended June 30, 2021 compared to pre-tax loss of $7.1 billion in the same period in 2020 primarily due to:

• the recognition of an $8.4 billion loss on the closing of the Majority Interest Fortitude Sale in 2020;

• $1.5 billion higher returns in our investment portfolio due primarily to higher income on our alternative investments and fair value option equity securities gains, which was driven primarily by positive returns achieved in equity markets. This compares to the prior year where we experienced losses on our alternative investments and fair value option equity securities, which were driven by the equity market downturn associated with the onset of the COVID-19 pandemic, partially offset by declines in fair value option and available for sale bonds;

• $137 million increase in net realized gains primarily due to:

– favorable change in net realized gains on the Fortitude Re embedded derivative mark-to-market ($1.2 billion); and

– a reduction in the allowance for credit losses on fixed maturity securities ($296 million) and other favorable changes in realized gains across our investment portfolio.

These gains were largely offset by:

– Life and Retirement guaranteed living benefits, net of hedges, reflecting lower net realized gains in 2021 compared to the same period in the prior year, primarily due to changes in the movement in the NPA, which is not hedged as part of our economic hedging program (see Insurance Reserves – Life and Annuity Future Policy Benefits, Policyholder Contract Deposits and DAC – Variable Annuity Guaranteed Benefits and Hedging Results).

– Other derivative and hedge activity ($1.0 billion).

• General Insurance loss ratio improvement of 6.2 points primarily driven by change in business mix along with strong rate improvement, focused risk selection, improved terms and conditions and significantly lower catastrophe losses (4.7 points or $542 million); and

• General Insurance expense ratio improvement of 2.0 points primarily due to change in business mix, ongoing expense discipline and a higher premium base.

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

AIG | Second Quarter 2021 Form 10-Q 99

ITEM 2 | Consolidated Results of Operations

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in uncertain tax positions and realizability of deferred tax assets, and are recorded in the period in which the change occurs. While certain impacts of the Tax Act are included in our annual effective tax rate, we continue to refine our calculations as additional information becomes available, which may result in changes to the estimated annual effective tax rate. As of June 30, 2021, the annual effective tax rate includes the tax effects of actual and projected COVID-19 related losses and market developments.

Income Tax expense analysis

For the three-month period ended June 30, 2021, the effective tax rate on income from continuing operations was (2.0) percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with the release of reserves for uncertain tax positions and interest related to a New York State tax settlement based on the completion of recent audit activity, tax exempt income, remeasurement of deferred taxes as a result of the increase in the UK corporate statutory income tax rate, and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. These tax benefits were partially offset by tax charges associated with the effect of foreign operations, state and local income taxes, and non-deductible transfer pricing charges. We also recognized a tax charge associated with reduction of net operating loss deferred tax assets in certain foreign jurisdictions, with a corresponding decrease in the related deferred tax asset valuation allowance. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the six-month period ended June 30, 2021, the effective tax rate on income from continuing operations was 16.3 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with the release of reserves for uncertain tax positions, penalties and interest related to the recent completion of audit activity by the IRS, release of reserves for uncertain tax positions and interest related to a New York State tax settlement based on the completion of recent audit activity, tax exempt income, remeasurement of deferred taxes as a result of an increase in the UK corporate income tax rate enacted during the second quarter, and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. These tax benefits were partially offset by tax charges associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, the effect of foreign operations, excess tax charges related to share based compensation payments recorded through the income statement, state and local income taxes, and non-deductible transfer pricing charges. We also recognized a tax charge associated with reduction of net operating loss deferred tax assets in certain foreign jurisdictions, with a corresponding decrease in the related deferred tax asset valuation allowance. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

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

100 AIG | Second Quarter 2021 Form 10-Q

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

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. For further discussion on the separation of Life and Retirement see Note 1 to the Condensed Consolidated Financial Statements.

The following table summarizes Adjusted pre-tax income (loss) from our business segment operations. See also Note 3 to the Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
General Insurance
North America - Underwriting income (loss)	$169	$(439)	$(33)	$(542)
International - Underwriting income	294	96	569	112
Net investment income	731	518	1,503	1,106
General Insurance	1,194	175	2,039	676
Life and Retirement
Individual Retirement	617	549	1,149	854
Group Retirement	347	214	654	357
Life Insurance	20	2	(20)	80
Institutional Markets	140	130	282	205
Life and Retirement	1,124	895	2,065	1,496
Other Operations
Other Operations before consolidation and eliminations	(516)	(332)	(870)	(1,167)
Consolidation and eliminations	(94)	53	(270)	(34)
Other Operations	(610)	(279)	(1,140)	(1,201)
Adjusted pre-tax income	$1,708	$791	$2,964	$971

AIG | Second Quarter 2021 Form 10-Q 101

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

Property: Products include commercial and industrial property as well as package insurance products and services that cover exposures to man-made and natural disasters, including business interruption.

Global Specialty: Products include aerospace, political risk, trade credit, portfolio solutions, energy-related property insurance products and marine.

Crop Risk Services: Products include hailstorm and multi-peril insurance.

Personal Lines: Products include personal auto and property in selected markets and insurance for high net-worth individuals offered through AIG’s Private Client Group (PCG) in the U.S. that covers auto, homeowners, umbrella, yacht, fine art and collections. In addition, we offer extended warranty insurance and services covering electronics, appliances, and HVAC.

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

102 AIG | Second Quarter 2021 Form 10-Q

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

OUTLOOK–INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

The worldwide health and economic impact of COVID-19 continues to evolve, influenced by the scope, severity and duration of the crisis as well as the actions of governments, judiciaries, legislative bodies, regulators and other third parties in response, all of which are subject to continuing uncertainty. While production in certain lines of business continues to remain near or below pre-COVID-19 levels, although uneven, the global economic recovery is having a positive impact on consumer and business demand across our Commercial Line and Personal Insurance businesses. The overall results of General Insurance for the six months ended June 30, 2021 reflect continued strong performance from our Commercial Lines portfolio and positive momentum within Personal Insurance. Across our North America and International Commercial Lines of business we have seen increased demand for our insurance products with improvement in rates as well as terms and conditions. We continue to monitor potential inflationary impacts resulting from central bank stimulus, sharp increases in demand and supply chain disruptions on rate adequacy and loss cost trends. While the global economic outlook continues to improve, the ultimate impact of COVID-19 on our business will depend upon the speed at which government-mandated safety precautions can be fully lifted, the distribution and effectiveness of vaccinations, and the manner and speed with which economic activity sustainably rebounds.

General Insurance – North America

The North America business remains in a firm market with common drivers being higher industry-wide claims severity trends driven by social and economic inflation, higher natural catastrophe losses over recent years and the uncertain impact of COVID-19. While market discipline continues to support price increases across most lines (outside of Workers’ Compensation), we are beginning to see capacity move back into the market given the improved conditions. Despite the higher rates, we have focused on retaining our best accounts which has led to improving retention across the portfolio. These retention rates are often coupled with an exposure limit management strategy to reduce volatility within the portfolio. We continue to proactively identify and prioritize targeted businesses to grow as market conditions warrant through effective portfolio management.

Personal Insurance growth prospects are supported by the need for full life cycle products and coverage, increases in personal wealth accumulation, and awareness of insurance protection and risk management. We compete in the high net-worth market, accident and health insurance, travel insurance, and warranty services and will continue to expand our innovative products and services to distribution partners and clients.

During the first quarter of 2021, AIG amended a distribution agreement with one of its largest travel insurance distributors. Following the effectiveness of the amendments, the revised agreement no longer represents a risk transfer transaction and as such will be accounted for under deposit accounting.

AIG | Second Quarter 2021 Form 10-Q 103

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

We are continuing to pursue growth in our most profitable lines of business and diversify our portfolio across all regions by expanding key business lines (i.e. Financial Lines and Accident & Health) while remaining a market leader in key developed and developing markets. Overall, Commercial Lines continue to show positive rate increases, particularly in our Global Specialty, Financial Lines and Property portfolio and across international markets where market events or withdrawal of capability and capacity have favorably impacted pricing. We are maintaining our underwriting discipline, reducing gross and net limits, increasing use of reinsurance to reduce volatility, as well as continuing our risk selection strategy to improve profitability.

Personal Insurance focuses on individual customers, as well as group and corporate clients. Although market competition within Personal Insurance has increased, we continue to benefit from the underwriting quality, portfolio diversity, and generally low volatility of the short-tailed risk in these business lines, although some product classes are exposed to catastrophe losses.

General INSURANCE RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2020	Change		2021	2020	Change
Underwriting results:
Net premiums written	$6,860	$5,549	24%		$13,339	$11,470	16%
(Increase) decrease in unearned premiums	(645)	188	NM		(1,258)	346	NM
Net premiums earned	6,215	5,737	8		12,081	11,816	2
Losses and loss adjustment expenses incurred(a)	3,810	4,167	(9)		7,658	8,226	(7)
Acquisition expenses:
Amortization of deferred policy acquisition costs	854	866	(1)		1,727	1,852	(7)
Other acquisition expenses	335	281	19		646	626	3
Total acquisition expenses	1,189	1,147	4		2,373	2,478	(4)
General operating expenses	753	766	(2)		1,514	1,542	(2)
Underwriting income (loss)	463	(343)	NM		536	(430)	NM
Net investment income	731	518	41		1,503	1,106	36
Adjusted pre-tax income	$1,194	$175	NM	%	$2,039	$676	202%
Loss ratio(a)	61.3	72.6	(11.3)	63.4	69.6	(6.2)
Acquisition ratio	19.1	20.0	(0.9)	19.6	21.0	(1.4)
General operating expense ratio	12.1	13.4	(1.3)	12.5	13.1	(0.6)
Expense ratio	31.2	33.4	(2.2)	32.1	34.1	(2.0)
Combined ratio(a)	92.5	106.0	(13.5)	95.5	103.7	(8.2)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.1)	(11.9)	9.8	(4.6)	(9.3)	4.7
Prior year development, net of (additional) return
premium on loss sensitive business	0.7	0.8	(0.1)	0.8	0.8	-
Accident year loss ratio, as adjusted	59.9	61.5	(1.6)	59.6	61.1	(1.5)
Accident year combined ratio, as adjusted	91.1	94.9	(3.8)	91.7	95.2	(3.5)

(a) Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

104 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

	Three Months Ended June 30,		Percentage Change in		Six Months Ended June 30,		Percentage Change in
(in millions)	2021	2020	U.S. dollars	Original Currency	2021	2020	U.S. dollars	Original Currency
North America	$3,156	$2,153	47%	46%	$6,086	$4,852	25%	25%
International	3,704	3,396	9	4	7,253	6,618	10	4
Total net premiums written	$6,860	$5,549	24%	20%	$13,339	$11,470	16%	13%

The following tables present General Insurance accident year catastrophes(a) by geography(b) and number of events:

	# of		North
(in millions)	Events		America	International	Total
Three Months Ended June 30, 2021
Flooding and rainstorms	1		$-	$-	$-
Windstorms and hailstorms	3		72	-	72
Winter storms	3		(2)	41	39
Earthquakes	1		-	7	7
Reinstatement premiums			12	8	20
Total catastrophe-related charges	8		$82	$56	$138
Three Months Ended June 30, 2020
Flooding and rainstorms	3		$13	$6	$19
Windstorms and hailstorms	5		49	12	61
Earthquakes	2		9	1	10
COVID-19	N/A	(c)	345	113	458
Civil unrest	1		81	45	126
Reinstatement premiums			2	18	20
Total catastrophe-related charges	11		$499	$195	$694
Six Months Ended June 30, 2021
Flooding and rainstorms	1		$-	$10	$10
Windstorms and hailstorms	3		82	-	82
Winter storms	3		349	80	429
Earthquakes	1		-	19	19
Reinstatement premiums			18	14	32
Total catastrophe-related charges	8		$449	$123	$572
Six Months Ended June 30, 2020
Flooding and rainstorms	3		$30	$16	$46
Windstorms and hailstorms	5		79	76	155
Earthquakes	2		24	12	36
COVID-19	N/A	(c)	468	262	730
Civil unrest	1		81	45	126
Reinstatement premiums			2	19	21
Total catastrophe-related charges	11		$684	$430	$1,114

(a) Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and man-made catastrophe losses, such as terrorism and civil disorders that exceed the $10 million threshold.

(b) Geography: North America primarily includes insurance businesses in the United States, Canada and Bermuda, and our global reinsurance business, AIG Re. International includes regional insurance businesses in Japan, the United Kingdom, EMEA region, Asia Pacific, Latin America and Caribbean, and China. International also includes the results of Talbot as well as AIG’s global specialty business.

(c) As COVID-19 continues to evolve, impacting many lines of business, the number of events is yet to be determined.

AIG | Second Quarter 2021 Form 10-Q 105

ITEM 2 | Business Segment Operations | General Insurance

North america Results

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2020	Change		2021	2020	Change
Underwriting results:
Net premiums written	$3,156	$2,153	47%		$6,086	$4,852	25%
(Increase) decrease in unearned premiums	(471)	321	NM		(1,013)	353	NM
Net premiums earned	2,685	2,474	9		5,073	5,205	(3)
Losses and loss adjustment expenses incurred(a)	1,810	2,218	(18)		3,712	4,203	(12)
Acquisition expenses:
Amortization of deferred policy acquisition costs	309	337	(8)		616	768	(20)
Other acquisition expenses	112	61	84		207	178	16
Total acquisition expenses	421	398	6		823	946	(13)
General operating expenses	285	297	(4)		571	598	(5)
Underwriting income (loss)	$169	$(439)	NM	%	$(33)	$(542)	94%
Loss ratio(a)	67.4	89.7	(22.3)	73.2	80.7	(7.5)
Acquisition ratio	15.7	16.1	(0.4)	16.2	18.2	(2.0)
General operating expense ratio	10.6	12.0	(1.4)	11.3	11.5	(0.2)
Expense ratio	26.3	28.1	(1.8)	27.5	29.7	(2.2)
Combined ratio(a)	93.7	117.8	(24.1)	100.7	110.4	(9.7)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(2.9)	(20.2)	17.3	(8.8)	(13.1)	4.3
Prior year development, net of (additional) return
premium on loss sensitive business	1.6	1.0	0.6	2.1	0.9	1.2
Adjustment for ceded premiums under reinsurance
contracts related to prior accident years and other	-	-	NM	-	(0.1)	NM
Accident year loss ratio, as adjusted	66.1	70.5	(4.4)	66.5	68.4	(1.9)
Accident year combined ratio, as adjusted	92.4	98.6	(6.2)	94.0	98.1	(4.1)

(a)Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

Business and Financial Highlights

The North America General Insurance business continues to make progress in strengthening our underwriting, actively managing our portfolio to improve business mix and articulating our revised risk appetite to the marketplace. We are at the forefront of the industry across multiple lines in terms of driving rate momentum while simultaneously increasing the level of business retained in targeted lines. As we see disruption in the marketplace, we are well placed to capitalize on opportunities.

During the second quarter of 2020, AIG entered into a series of quota share reinsurance agreements, including with Lloyd’s Syndicate 2019, a Lloyd’s syndicate managed by Talbot Underwriting Ltd., and with PCG 2019 Corporate Member Ltd., both of which are wholly-owned subsidiaries of AIG, to cede PCG business written by our General Insurance operations to third parties. Overall, these ceded reinsurance transactions, accounted for under ASC 944 Financial Services – Insurance, further AIG’s continued optimization of its General Insurance portfolio, create additional products for clients and diversify AIG’s capital base. We consolidate our interest in Syndicate 2019 and account for the reinsurance transactions in a manner consistent with other third-party reinsurance arrangements.

Underwriting income of $169 million in the three-month period ended June 30, 2021 compared to an underwriting loss of $439 million in the same period in the prior year primarily due to significantly lower catastrophe losses, improvement in the accident year loss ratio, as adjusted and lower general operating expense ratio.

Underwriting loss decreased by $509 million in the six-month period ended June 30, 2021 compared to the same period in the prior year primarily due to significantly lower catastrophe losses, improvement in the accident year loss ratio, lower acquisition ratio driven by changes in business mix including the impact of COVID-19 as well as favorable prior year reserve development.
106 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

Net premiums written increased in the three- and six-month periods ended June 30, 2021 compared to the same periods in the prior year by $1.0 billion and $1.2 billion, respectively, primarily due to growth in Commercial lines driven by strong rate improvement, higher renewal retentions, and strong new business production. While net premiums written increased across most Commercial Lines, it was particularly strong within our AIG Re, Property and Financial Lines businesses. Lower ceded premiums due to 2020 quota share reinsurance agreements, and growth in Travel and Warranty businesses driven by recovery in Travel activity and consumer spending also drove the increase in Personal Lines net premiums written. The increase in the six-month period ended June 30, 2021 was partially offset by lower production in Personal Lines due to the impact of COVID-19.

For a discussion of 2021 reinsurance programs see Part II, Item 7. MD&A – Enterprise Risk Management in the 2020 Annual Report.

North America Underwriting Income (Loss) Three Months Ended June 30, (in millions)

Quarterly 2021 and 2020 Comparison

Underwriting income of $169 million in 2021 compared to an underwriting loss of $439 million in 2020 primarily reflected:

• significantly lower catastrophe losses ($417 million), notably due to the impact of COVID-19 in 2020;

• improvement in the accident year loss ratio, as adjusted (4.4 points) primarily driven by change in business mix along with strong rate improvement, focused risk selection and improved terms and conditions;

• higher favorable prior year reserve development (0.6 points or $25 million), primarily driven by favorable development in PCG;

• lower general operating expense ratio (1.4 points) resulting from ongoing expense discipline and a higher premium base; and

• lower acquisition ratio (0.4 points) primarily driven by changes in business mix.

North America Underwriting Income (Loss) Six Months Ended June 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Underwriting loss decreased by $509 million primarily due to:

• significantly lower catastrophe losses ($235 million), notably due to the impact of COVID-19 in 2020 and lower natural catastrophe losses;

• improvement in the accident year loss ratio, as adjusted (1.9 points) primarily driven by change in business mix along with strong rate improvement, focused risk selection and improved terms and conditions;

• lower acquisition ratio (2.0 points) primarily driven by changes in business mix including the impact of COVID-19 most notably in Travel; and

• higher favorable prior year reserve development (1.2 points or $58 million), primarily driven by favorable development in PCG.

AIG | Second Quarter 2021 Form 10-Q 107

ITEM 2 | Business Segment Operations | General Insurance

North America Net Premiums Written Three Months Ended June 30, (in millions)

Quarterly 2021 and 2020 Comparison

Net premiums written increased by $1.0 billion primarily due to:

• increased PCG net premiums written resulting from changes in our reinsurance program ($510 million);

• growth in Commercial Lines ($352 million), particularly within our AIG Re business, Casualty, Property, and Financial Lines businesses driven by strong rate improvement, higher renewal retentions and strong new business production; and

• growth in Personal Lines ($142 million) particularly from our Travel and Warranty businesses driven by a rebound in travel activity and increased consumer spending.

North America Net Premiums Written Six Months Ended June 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Net premiums written increased by $1.2 billion primarily due to:

• growth in Commercial Lines ($985 million), particularly within our AIG Re business, Casualty, Property, and Financial Lines businesses, driven by strong rate improvement, higher renewal retentions and strong new business production as well as higher Crop business driven by higher commodity prices;

• increased PCG net premiums written resulting from changes in our reinsurance program ($249 million); and

• growth in Personal Lines in our Warranty business driven by increased consumer spending was offset by lower production in Travel due to the change in business mix and impact of COVID-19.

108 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

North America Combined Ratios Three Months Ended June 30,

Quarterly 2021 and 2020 Comparison

The decrease in the calendar year combined ratio of 24.1 points reflected a decrease in both the loss ratio (22.3 points) and the expense ratio (1.8 points).

The decrease in the loss ratio by 22.3 points reflected:

• significantly lower catastrophe losses (17.3 points);

• improvement in the accident year loss ratio, as adjusted (4.4 points) primarily driven by change in business mix along with strong rate improvement, focused risk selection and improved terms and conditions; and

• higher favorable prior year reserve development (0.6 points), primarily driven by favorable development in PCG.

The decrease in the expense ratio by 1.8 points reflected a lower general operating expense ratio (1.4 points) driven by higher premiums and impact of ongoing expense discipline and lower acquisition ratio (0.4 points) primarily driven by changes in business mix.

North America Combined Ratios Six Months Ended June 30,

Year-to-Date 2021 and 2020 Comparison

The decrease in the calendar year combined ratio of 9.7 points reflected a decrease in both the loss ratio (7.5 points) and the expense ratio (2.2 points).

The decrease in the loss ratio of 7.5 points reflected:

• significantly lower catastrophe losses (4.3 points), notably due to the impact of COVID-19 in 2020 and lower natural catastrophe losses;

• improvement in the accident year loss ratio, as adjusted (1.9 points) primarily driven by change in business mix along with strong rate improvement, focused risk selection and improved terms and conditions; and

• higher favorable prior year reserve development (1.2 points), primarily driven by favorable development in PCG.

The decrease in the expense ratio of 2.2 points reflected a lower acquisition ratio (2.0 points) primarily driven by changes in business mix including the impact of COVID-19 most notably in Travel.

AIG | Second Quarter 2021 Form 10-Q 109

ITEM 2 | Business Segment Operations | General Insurance

International Results

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Underwriting results:
Net premiums written	$3,704	$3,396	9%	$7,253	$6,618	10%
Increase in unearned premiums	(174)	(133)	(31)	(245)	(7)	NM
Net premiums earned	3,530	3,263	8	7,008	6,611	6
Losses and loss adjustment expenses incurred	2,000	1,949	3	3,946	4,023	(2)
Acquisition expenses:
Amortization of deferred policy acquisition costs	545	529	3	1,111	1,084	2
Other acquisition expenses	223	220	1	439	448	(2)
Total acquisition expenses	768	749	3	1,550	1,532	1
General operating expenses	468	469	-	943	944	-
Underwriting income	$294	$96	206%	$569	$112	408%
Loss ratio	56.7	59.7	(3.0)	56.3	60.9	(4.6)
Acquisition ratio	21.8	23.0	(1.2)	22.1	23.2	(1.1)
General operating expense ratio	13.3	14.4	(1.1)	13.5	14.3	(0.8)
Expense ratio	35.1	37.4	(2.3)	35.6	37.5	(1.9)
Combined ratio	91.8	97.1	(5.3)	91.9	98.4	(6.5)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(1.5)	(5.7)	4.2	(1.7)	(6.4)	4.7
Prior year development, net of (additional) return
premium on loss sensitive business	(0.1)	0.7	(0.8)	(0.1)	0.9	(1.0)
Accident year loss ratio, as adjusted	55.1	54.7	0.4	54.5	55.4	(0.9)
Accident year combined ratio, as adjusted	90.2	92.1	(1.9)	90.1	92.9	(2.8)

Business and Financial Highlights

The International General Insurance business is focused on underwriting profits, driving operational efficiency, further improving underwriting margins, and growing profitably in businesses and geographies that support our growth strategy.

Underwriting income increased in the three- and six-month periods ended June 30, 2021 compared to the same periods in the prior year by $198 million and $457 million respectively, primarily due to significantly lower catastrophe losses, lower expense ratio partially offset by unfavorable prior year reserve development compared to favorable prior year reserve development in prior year. Underwriting income in the six-month period ended June 30, 2021 compared to the same period in the prior year also increased due to improved accident year loss ratio, as adjusted.

Net premiums written, excluding the impact of foreign exchange, increased in the three- and six-month periods ended June 30, 2021 compared to the same periods in the prior year by $156 million and $287 million, respectively, primarily due to growth across most Commercial Lines, in particular Financial Lines, Global Specialty and Talbot driven by strong rate improvement, higher renewal retentions and strong new business production, partially offset by lower production in Personal Lines driven by underwriting actions taken to strengthen our portfolio and to maintain pricing discipline.

The increase in the six-month period ended June 30, 2021 was partially offset by lower production in Personal Lines due to the impact of COVID-19.

For a discussion of 2021 reinsurance programs see Part II, Item 7 MD&A – Enterprise Risk Management in the 2020 Annual Report.

110 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

International Underwriting Income (Loss) Three Months Ended June 30, (in millions)

Quarterly 2021 and 2020 Comparison

Underwriting income increased by $198 million primarily due to:

• significantly lower catastrophe losses ($139 million), notably due to the impact of COVID-19 in 2020; and

• a lower expense ratio by 2.3 points reflected a lower acquisition ratio (1.2 points) primarily driven by lower acquisition expenses as well as change in business mix and a lower general operating expense ratio (1.1 points) resulting from ongoing expense disciple and a higher premium base.

These increases were partially offset by:

• change in prior year reserve development against 2020 (0.8 points or $48 million), primarily due to favorable development in Property and Global Specialty in prior year.

International Underwriting Income (Loss) Six Months Ended June 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Underwriting income increased by $457 million primarily due to:

• significantly lower catastrophe losses ($307 million); notably due to the impact of COVID-19 in 2020;

• a lower expense ratio by 1.9 points reflected a lower acquisition ratio (1.1 points) primarily driven by lower acquisition cost as well as change in business mix and a lower general operating expense ratio (0.8 points) resulting from ongoing expense discipline and a higher premium base; and

• lower accident year loss ratio, as adjusted (0.9 points) primarily driven by change in business mix along with strong rate improvement, focused risk selection and improved terms and conditions.

These increases were partially offset by:

• change in prior year reserve development against 2020 (1.0 points or $85 million), primarily due to favorable development in Casualty, Global Specialty and Property in prior year.

AIG | Second Quarter 2021 Form 10-Q 111

ITEM 2 | Business Segment Operations | General Insurance

International Net Premiums Written Three Months Ended June 30, (in millions)

Quarterly 2021 and 2020 Comparison

Net premiums written, excluding the impact of foreign exchange, increased by $156 million due to:

• growth across most Commercial Lines ($182 million), notably in Financial Lines, Global Specialty and Talbot driven by strong rate improvement, higher renewal retentions and strong new business production.

This increase was partially offset by lower production in Personal Lines ($26 million) driven by underwriting actions taken to strengthen our portfolio and to maintain pricing discipline, partially offset by growth in Warranty.

International Net Premiums Written Six Months Ended June 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Net premiums written, excluding the impact of foreign exchange, increased by $287 million due to:

• growth across most Commercial Lines ($413 million), notably in Financial Lines, Property, Global Specialty and Talbot driven by strong rate improvement, higher renewal retentions and strong new business production.

These increases were partially offset by lower production in Personal Lines ($126 million) driven by underwriting actions taken to strengthen our portfolio and to maintain pricing discipline as well as due to the impact of COVID-19, partially offset by growth in Warranty.

112 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

International Combined Ratios Three Months Ended June 30,

Quarterly 2021 and 2020 Comparison

The decrease in the calendar year combined ratio of 5.3 points reflected a decrease in both the loss ratio (3.0 points) and the expense ratio (2.3 points).

The decrease in the loss ratio by 3.0 points reflected:

• significantly lower catastrophe losses (4.2 points); partially offset by

• change in prior year reserve development against 2020 (0.8 points), primarily due to favorable development in Property and Global Specialty in prior year.

The decrease in the expense ratio by 2.3 points reflected:

• lower acquisition ratio (1.2 points) primarily driven by lower acquisition costs as well as change in business mix; and

• lower general operating expense ratio (1.1 points) resulting from ongoing expense discipline and a higher premium base.

International Combined Ratios Six Months Ended June 30,

Year-to-Date 2021 and 2020 Comparison

The decrease in the calendar year combined ratio of 6.5 points reflected a decrease in both the loss ratio (4.6 points) and the expense ratio (1.9 points).

The decrease in the loss ratio by 4.6 points reflected:

• significantly lower catastrophe losses (4.7 points), notably due to the impact of COVID-19 in 2020; and

• lower accident year loss ratio, as adjusted (0.9 points) primarily driven by change in business mix along with strong rate improvement, focused risk selection and improved terms and conditions.

These decreases were partially offset by change in prior year reserve development against 2020 (1.0 points), primarily due to favorable development in Casualty, Global Specialty and Property in prior year.

The decrease in the expense ratio by 1.9 points reflected:

• lower acquisition ratio (1.1 points) primarily driven by lower acquisition costs, change in business mix and changes in 2021 reinsurance program; and

• lower general operating expense ratio (0.8 points) due to ongoing expense discipline and a higher premium base.

AIG | Second Quarter 2021 Form 10-Q 113

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

AIG Retirement Services offers its products and services through The Variable Annuity Life Insurance Company and its subsidiaries, VALIC Financial Advisors, Inc. and VALIC Retirement Services Company.

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

114 AIG | Second Quarter 2021 Form 10-Q

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

Group Retirement continues to enhance its technology platform to improve the customer experience for plan sponsors and individual participants. AIG Retirement Services’ self-service tools paired with its career financial advisors provide a compelling service platform. Group Retirement’s strategy also involves providing financial planning services for its clients and meeting their need for income in retirement. In this advisory role, Group Retirement’s clients may invest in assets in which AIG or a third-party is custodian.

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

Manage our Balance Sheet through a rigorous approach to our products and portfolio. We match our product design and high-quality investments with our asset and liability exposures to support our cash and liquidity needs under various operating scenarios.

Deliver Value Creation and Manage Capital by striving to deliver solid earnings and returns on capital through disciplined pricing, sustainable underwriting improvements, expense efficiency, and diversification of risk, while optimizing capital allocation and efficiency within insurance entities to enhance return on common equity.

AIG | Second Quarter 2021 Form 10-Q 115

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

OUTLOOK–INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our specific operating segments:

The worldwide health and economic impact of COVID-19 continues to evolve, influenced by the scope, severity and duration of the crisis as well as the actions of governments, judiciaries, legislative bodies, regulators and other third parties in response, as well as the distribution and effectiveness of vaccinations, all of which are subject to continuing uncertainty. The impact on the results for the first six months of 2021 with respect to COVID-19 is primarily but not limited to COVID-19-related mortality.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On July 14, 2021, AIG and Blackstone announced that they have reached a definitive agreement for Blackstone to acquire a 9.9 percent equity stake in SAFG, which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. The transaction contemplates that most of AIG’s investment operations would be transferred to SAFG or its subsidiaries as part of the separation. As part of this agreement, AIG also agreed to enter into a long-term strategic asset management relationship with Blackstone to manage an initial $50 billion of Life and Retirement’s existing investment portfolio upon closing of the equity investment, with that amount increasing by increments of $8.5 billion per year for the next five years beginning in the third or fourth quarter of 2022, for an aggregate of $92.5 billion. These transactions are subject to customary closing conditions, including the expiration or termination of the waiting period under the HSR Act, and are expected to close in the third quarter of 2021. While we currently believe an initial public offering is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC.

On July 14, 2021, AIG and BREIT, a long-term, perpetual capital vehicle affiliated with Blackstone, announced that they have reached a definitive agreement for BREIT to acquire AIG’s interests in a U.S. affordable housing portfolio for approximately $5.1 billion, subject to certain adjustments, in an all cash transaction. This transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2021.

On February 8, 2021, AIG announced the execution of a definitive agreement with Touchstone, an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of AIG Life and Retirement’s Retail Mutual Funds business. As of June 30, 2021, AIG Life and Retirement’s Retail Mutual Funds business managed $7.1 billion in assets across eighteen funds. The transaction closed on July 16, 2021 at which time we received initial proceeds, and twelve retail mutual funds managed by SAAMCo, a member of AIG Life and Retirement, with $6.8 billion in assets, were reorganized into Touchstone funds. Additional proceeds may be earned over a three-year period based on asset levels in certain reorganized funds. Six retail mutual funds managed by SAAMCo and not included in the transaction were liquidated. AIG Life and Retirement will retain its fund management platform and capabilities dedicated to its variable insurance products.

116 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

For additional information regarding the separation of Life and Retirement please see Note 1 to the Condensed Consolidated Financial Statements and the 2020 Annual Report, Part I, Item 1A. Risk Factors – Business and Operations – No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, the separation could cause the emergence or exacerbate the effects of other risks to which AIG is exposed.

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

Changes in the interest rate environment can have a significant impact on investment returns and net investment spreads, as well as the tax efficiency associated with institutional life insurance products, impacting organic growth opportunities.

For additional discussion of the impact of market interest rate movement on our Life and Retirement business see Executive Summary – AIG’s Outlook – Industry and Economic Factors – Impact of Changes in the Interest Rate Environment.

AIG | Second Quarter 2021 Form 10-Q 117

ITEM 2 | Business Segment Operations | Life and Retirement

life and retirement RESULTS

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2021	2020	Change	2021	2020	Change
Revenues:
Premiums	$1,645	$1,622	1%	$2,245	$2,889	(22)%
Policy fees	772	728	6	1,555	1,461	6
Net investment income	2,376	2,099	13	4,729	4,165	14
Advisory fee and other income	253	212	19	497	432	15
Total adjusted revenues	5,046	4,661	8	9,026	8,947	1
Benefits, losses and expenses:
Policyholder benefits and losses incurred	2,223	2,082	7	3,480	3,871	(10)
Interest credited to policyholder account balances	882	880	-	1,752	1,777	(1)
Amortization of deferred policy acquisition costs	168	123	37	393	445	(12)
General operating and other expenses*	614	641	(4)	1,267	1,276	(1)
Interest expense	35	40	(13)	69	82	(16)
Total benefits, losses and expenses	3,922	3,766	4	6,961	7,451	(7)
Adjusted pre-tax income	$1,124	$895	26%	$2,065	$1,496	38%

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

For additional information on our investment strategy, asset-liability management process and invested asset composition see Investments.

Individual Retirement Results

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2021	2020	Change		2021	2020	Change
Revenues:
Premiums	$32	$38	(16)%		$57	$79	(28)%
Policy fees	241	205	18		473	412	15
Net investment income	1,089	955	14		2,157	1,928	12
Advisory fee and other income	157	133	18		309	280	10
Benefits and expenses:
Policyholder benefits and losses incurred	95	50	90		211	188	12
Interest credited to policyholder account balances	433	427	1		859	870	(1)
Amortization of deferred policy acquisition costs	108	54	100		241	275	(12)
Non deferrable insurance commissions	89	83	7		177	162	9
Advisory fee expenses	54	49	10		106	101	5
General operating expenses	107	100	7		221	210	5
Interest expense	16	19	(16)		32	39	(18)
Adjusted pre-tax income	$617	$549	12%		$1,149	$854	35%
Fixed annuities base net investment spread:
Base yield*	4.02%	4.21%	(19)	bps	4.00%	4.28%	(28)	bps
Cost of funds	2.58	2.66	(8)		2.60	2.63	(3)
Fixed annuities base net investment spread	1.44%	1.55%	(11)	bps	1.40%	1.65%	(25)	bps

* Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

118 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Business and Financial Highlights

The market environment continues to reflect uncertainties in the annuity business resulting from a low interest rate environment as well as the COVID-19 crisis. Premiums and deposits increased $2.2 billion and $2.4 billion in the three- and six-month periods ended June 30, 2021, respectively, compared to the same periods in the prior year. Net flows improved $1.4 billion and $2.4 billion in the three- and six-month periods ended June 30, 2021, respectively, compared to the same periods in the prior year.

Adjusted pre-tax income increased $68 million in the three-month period ended June 30, 2021 compared to the same period in the prior year, primarily due to higher net investment income ($134 million) and higher policy and advisory fee income, net of expenses ($55 million). Partially offsetting these increases was higher variable annuity DAC/SIA amortization and reserves ($95 million) compared to the same period in the prior year.

Adjusted pre-tax income increased $295 million in the six-month period ended June 30, 2021 compared to the same period in the prior year primarily due to higher net investment income ($229 million) and higher policy and advisory fee income, net of expenses ($85 million).

Individual Retirement Adjusted Pre-Tax Income (Loss) Three Months Ended June 30, (in millions)

Quarterly 2021 and 2020 Comparison

Adjusted pre-tax income increased $68 million primarily due to:

• increase in net investment income ($134 million) driven by higher private equity income ($149 million) and higher gains on call and tender income ($15 million) partially offset by lower gains on securities on which the fair value option was elected ($14 million) and lower base portfolio income ($11 million) primarily due to decreased reinvestment rates on the base portfolio; and

• higher policy and advisory fee income, net of expenses ($55 million), mostly due to an increase in variable annuity separate account assets driven by strong equity market performance.

Partially offsetting these increases were:

• increase in variable annuity DAC/SIA amortization and reserves ($95 million) mostly due to lower market returns ($78 million); and

• higher non-deferrable commissions ($6 million), and general operating expenses ($7 million).

AIG | Second Quarter 2021 Form 10-Q 119

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income (Loss) Six Months Ended June 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Adjusted pre-tax income increased $295 million primarily due to:

• increase in net investment income ($229 million) driven by higher private equity ($204 million) and hedge fund ($16 million) income, higher call and tender income ($45 million) and higher gains on securities for which the fair value option was elected ($26 million), partially offset by lower base portfolio income resulting from decreased reinvestment rates on the base portfolio ($68 million); and

• higher policy and advisory fee income, net of expenses ($85 million), mostly due to an increase in variable annuity separate account assets driven by robust equity market performance.

Partially offsetting these increases were:

• higher non-deferrable commissions ($15 million) and general operating expenses ($11 million).

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums decreased $6 million and $22 million in the three- and six-month periods ended June 30, 2021, respectively, compared to the same periods in the prior year. Premiums are generally not a significant driver of Individual Retirement results.

Premiums and deposits are a non-GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts, FHLB funding agreements and mutual funds under administration.

Net flows for annuity products in Individual Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals.

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Premiums	$32	$38	$57	$79
Deposits	3,949	1,759	7,298	4,838
Other	(3)	(3)	(4)	(7)
Premiums and deposits	$3,978	$1,794	$7,351	$4,910

The following table presents surrenders as a percentage of average reserves:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Surrenders as a percentage of average reserves
Fixed annuities	8.0%	4.8%	7.5%	5.7%
Variable and index annuities	6.5	4.7	6.4	5.5
Variable annuities	7.3	5.1	7.1	6.1
Index annuities	4.6	3.5	4.7	3.8

120 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

The following table presents reserves for fixed annuities and variable and index annuities by surrender charge category:

	June 30, 2021		December 31, 2020*
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$27,006	$33,996	$27,110	$30,954
Greater than 0% - 2%	1,730	12,139	2,298	11,647
Greater than 2% - 4%	3,006	15,061	2,758	15,361
Greater than 4%	15,980	33,937	16,163	32,261
Non-surrenderable	2,219	-	2,214	-
Total reserves	$49,941	$95,133	$50,543	$90,223

* Certain reclassifications have been made to the prior year amounts for consistency with the current year presentation.

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For fixed annuities, the proportion of reserves subject to surrender charge at June 30, 2021 decreased compared to December 31, 2020. The increase in reserves with no surrender charge for variable and index annuities at June 30, 2021 compared to December 31, 2020 was principally due to normal aging of business.

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows Three Months Ended June 30, (in millions)

Quarterly 2021 and 2020 Comparison

• Fixed Annuities Net flows remained negative but improved ($171 million) over the prior year, mostly due to higher premiums and deposits ($551 million) due to improved interest rate environment and prior year impact from distribution channel disruptions related to COVID-19, offset by higher surrenders and withdrawals ($381 million).

• Variable Annuities Net flows improved ($367 million) primarily due to higher premium and deposits ($885 million) driven by growth in independent and regional broker dealers in part due to prior year impact from distribution channel disruptions related to COVID-19, partially offset by higher surrenders and withdrawals ($462 million) and death benefits ($56 million).

• Index Annuities Net flows increased ($702 million) primarily due to higher premiums and deposits ($834 million) driven by growth in wirehouse and bank channels partially due to prior year impact from distribution channel disruptions related to COVID-19, partially offset by higher surrenders and withdrawals ($114 million) and death benefits ($18 million).

• Retail Mutual Funds Net flows remained negative but improved ($184 million) due to lower surrenders and withdrawals ($270 million) partially offset by lower premiums and deposits ($86 million) due to investors’ continued preference for passive, low-fee investment vehicles. See discussion regarding sale of certain AIG Life and Retirement Retail Mutual Funds business in Note 1 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2021 Form 10-Q 121

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Premiums and Deposits (P&D) and Net Flows Six Months Ended June 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

• Fixed Annuities Net flows remained negative but improved ($202 million) over the prior year, mostly due to higher premiums and deposits ($542 million) due to improved interest rate environment and prior year impact from distribution channel disruptions related to COVID-19, and lower death benefits ($97 million) partially offset by higher surrenders and withdrawals ($437 million).

• Variable Annuities Variable annuity net flows improved ($538 million) primarily due to higher premium and deposits ($1.2 billion) driven by growth in independent and regional broker dealers in part due to prior year impact from distribution channel disruptions related to COVID-19, partially offset by higher surrenders and withdrawal ($544 million) and death benefits ($143 million).

• Index Annuities Net flows increased ($634 million) primarily due to higher premiums and deposits ($876 million) driven by growth in wirehouse and bank channels partially due to prior year impact from distribution channel disruptions related to COVID-19, partially offset by higher surrenders and withdrawal ($201 million) and death benefits ($41 million).

• Retail Mutual Funds Net flows remained negative but improved ($1.1 billion) due to lower surrenders and withdrawals ($1.3 billion) partially offset by lower premiums and deposits ($201 million) due to investors’ continued preference for passive, low-fee investment vehicles, and the distribution channel disruptions related to COVID-19. See discussion regarding sale of certain AIG Life and Retirement Retail Mutual Funds business in Note 1 to the Condensed Consolidated Financial Statements.

122 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Results

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2021	2020	Change		2021	2020	Change
Revenues:
Premiums	$4	$3	33%		$8	$9	(11)%
Policy fees	130	100	30		254	209	22
Net investment income	605	541	12		1,205	1,058	14
Advisory fee and other income	81	68	19		159	130	22
Benefits and expenses:
Policyholder benefits and losses incurred	8	14	(43)		26	47	(45)
Interest credited to policyholder account balances	287	279	3		570	560	2
Amortization of deferred policy acquisition costs	13	4	225		29	39	(26)
Non deferrable insurance commissions	18	28	(36)		47	56	(16)
Advisory fee expenses	31	30	3		62	54	15
General operating expenses	106	132	(20)		219	271	(19)
Interest expense	10	11	(9)		19	22	(14)
Adjusted pre-tax income	$347	$214	62%		$654	$357	83%
Base net investment spread:
Base yield*	4.17%	4.27%	(10)	bps	4.14%	4.33%	(19)	bps
Cost of funds	2.61	2.64	(3)		2.61	2.66	(5)
Base net investment spread	1.56%	1.63%	(7)	bps	1.53%	1.67%	(14)	bps

* Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. However, external factors, including increased competition and the consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement’s customer retention. Premiums and deposits increased $585 million and $548 million in the three- and six-month periods ended June 30, 2021, respectively, compared to the same periods in the prior year. Net flows remained negative but improved $14 million in the three-month period ended June 30, 2021 compared to the same period in the prior year. Net flows remained negative and deteriorated $292 million in the six-month period ended June 30, 2021 compared to the same period in the prior year.

Adjusted pre-tax income increased $133 million in the three-month period ended June 30, 2021 compared to the same period in the prior year primarily from higher net investment income ($64 million), higher net policy and advisory fee income ($42 million) and lower general operating expenses ($26 million).

Adjusted pre-tax income increased $297 million in the six-month period ended June 30, 2021 compared to the same period in the prior year primarily from higher net investment income ($147 million), higher net policy and advisory fee income ($66 million), lower general operating expenses ($52 million) and decreases in variable annuity DAC amortization and reserves ($31 million).

AIG | Second Quarter 2021 Form 10-Q 123

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income (Loss) Three Months Ended June 30, (in millions)

Quarterly 2021 and 2020 Comparison

Adjusted pre-tax income increased $133 million primarily due to:

• higher net investment income ($64 million), primarily driven by higher private equity returns ($86 million) partially offset by lower yield enhancement income ($26 million);

• higher policy and advisory fee income, net of expenses ($42 million), due to an increase in separate account, mutual fund, and advisory average assets; and

• lower general operating expenses ($26 million) primarily due to decreased regulatory expenses.

Partially offsetting these increases were:

• lower base net investment spread ($11 million) resulting from decreased reinvestment rates on the base portfolio and lower average invested assets partially offset by crediting rate reductions.

Group Retirement Adjusted Pre-Tax Income (Loss) Six Months Ended June 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Adjusted pre-tax income increased $297 million primarily due to:

• higher net investment income ($147 million), primarily driven by higher private equity returns ($126 million) and higher gains on calls ($26 million);

• higher policy and advisory fee income, net of expenses, ($66 million) due to an increase in separate account, mutual fund, and advisory average assets;

• lower general operating expenses ($52 million) primarily due to decreased regulatory expenses and savings from COVID-19 travel restrictions; and

• decreases in variable annuity DAC amortization and reserves ($31 million) due to stronger equity market performance.

Partially offsetting these increases were:

• lower base net investment spread ($25 million) resulting from decreased reinvestment rates on the base portfolio, partially offset by higher average invested assets and crediting rate reductions.

124 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in the three- and six-month periods ended June 30, 2021, which primarily represents immediate annuities, increased $1 million and decreased $1 million, respectively, compared to the same periods in the prior year. Premiums are not a significant driver of Group Retirement results.

Premiums and deposits are a non-GAAP financial measure that includes, in addition to direct and assumed premiums, deposits received on investment-type annuity contracts, FHLB funding agreements and mutual funds under administration.

Net flows for annuity products included in Group Retirement represent premiums and deposits less death, surrender and other withdrawal benefits. Net flows for mutual funds represent deposits less withdrawals.

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Premiums	$4	$3	$8	$9
Deposits	2,251	1,667	4,065	3,516
Premiums and deposits	$2,255	$1,670	$4,073	$3,525

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Surrenders as a percentage of average reserves and mutual funds	7.9%	7.3%	8.4%	8.2%

The following table presents reserves for Group Retirement annuities by surrender charge category:

	June 30,		December 31,
(in millions)	2021	(a)	2020	(a)
No surrender charge(b)	$80,763		$77,507
Greater than 0% - 2%	694		565
Greater than 2% - 4%	848		829
Greater than 4%	6,186		6,119
Non-surrenderable	765		616
Total reserves	$89,256		$85,636

(a) Excludes mutual fund assets under administration of $27.7 billion and $25.0 billion at June 30, 2021 and December 31, 2020, respectively.

(b) Group Retirement amounts in this category include general account reserves of approximately $6.4 billion and $6.3 billion at June 30, 2021 and December 31, 2020 respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and general account reserves of $6.2 billion at June 30, 2021 and $5.8 billion at December 31, 2020, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.

Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. At June 30, 2021, Group Retirement annuity reserves with no surrender charge increased compared to December 31, 2020 primarily due to growth in assets under management.

AIG | Second Quarter 2021 Form 10-Q 125

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended June 30, (in millions)

Quarterly 2021 and 2020 Comparison

Net flows remained negative but improved ($14 million) due to higher deposits ($585 million) partially offset by higher surrenders and withdrawals ($529 million) and death benefits ($42 million).

Group Retirement Premiums and Deposits and Net Flows Six Months Ended June 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Net flows remained negative and deteriorated ($292 million) due to higher surrenders ($753 million) and death benefits ($87 million) partially offset by higher deposits ($548 million). Large plan acquisitions and surrenders also contributed to the period over period volatility. In the six-month period ended June 30, 2021, large group activity contributed to net positive flows of $0.6 billion compared to the same period in the prior year. External factors including consolidation of healthcare providers and other employers in target markets continue to impact Group Retirement customer retention.

126 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance Results

	Three Months Ended				Six Months Ended
	June 30,		Percentage		June 30,		Percentage
(in millions)	2021	2020	Change		2021	2020	Change
Revenues:
Premiums	$532	$491	8%		$1,064	$954	12%
Policy fees	355	377	(6)		735	748	(2)
Net investment income	394	340	16		801	695	15
Other income	14	11	27		28	22	27
Benefits and expenses:
Policyholder benefits and losses incurred	950	863	10		1,954	1,641	19
Interest credited to policyholder account balances	89	93	(4)		177	186	(5)
Amortization of deferred policy acquisition costs	45	64	(30)		120	129	(7)
Non deferrable insurance commissions	33	30	10		66	58	14
General operating expenses	152	160	(5)		318	310	3
Interest expense	6	7	(14)		13	15	(13)
Adjusted pre-tax income (loss)	$20	$2	NM	%	$(20)	$80	NM	%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Adjusted pre-tax income increased $18 million in the three-month period ended June 30, 2021 compared to the same period in the prior year primarily due to higher net investment income ($54 million) and favorable general operating expenses ($8 million) partially offset by higher mortality net of lower COVID-19 claims ($45 million). Adjusted pre-tax loss in the six-month period ended June 30, 2021 compared to adjusted pre-tax income in the same period in the prior year decreased $100 million primarily due to higher mortality ($201 million) predominantly driven by COVID-19, and higher general operating expense ($8 million), partially offset by higher net investment income ($106 million).

Life Insurance Adjusted Pre-Tax Income (Loss) Three Months Ended June 30, (in millions)

Quarterly 2021 and 2020 Comparison

Adjusted pre-tax income increased $18 million primarily due to:

• higher net investment income ($54 million), primarily driven by higher private equity returns ($60 million) due to stronger equity market performance; and

• lower general operating expenses ($8 million).

Partially offsetting these increases were:

• higher mortality net of lower COVID-19 claims ($45 million).

AIG | Second Quarter 2021 Form 10-Q 127

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance Adjusted Pre-Tax Income (Loss) Six Months Ended June 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Adjusted pre-tax loss compared to adjusted pre-tax income decreased $100 million primarily due to:

• higher mortality ($201 million) predominantly driven by COVID-19; and

• higher general operating expenses ($8 million).

Partially offsetting these decreases were:

• higher net investment income ($106 million), primarily driven by higher private equity returns ($83 million) due to stronger equity market performance and higher gains on calls ($39 million) partially offset by lower base portfolio income ($24 million) driven by reduced fixed asset income.

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums, excluding the effect of foreign exchange, increased $21 million and $75 million in the three- and six-month periods ended June 30, 2021, respectively, compared to the same periods in the prior year. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Premiums	$532	$491	$1,064	$954
Deposits	409	421	806	824
Other	220	207	422	403
Premiums and deposits	$1,161	$1,119	$2,292	$2,181

128 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits Three Months Ended June 30, (in millions)
Quarterly 2021 and 2020 Comparison Premiums and deposits, excluding the effect of foreign exchange, increased $14 million primarily due to growth in international life premiums.
Life Insurance Premiums and Deposits Six Months Ended June 30, (in millions)
Year-to-Date 2021 and 2020 Comparison Premiums and deposits, excluding the effect of foreign exchange, increased $64 million primarily due to growth in international life premiums.

AIG | Second Quarter 2021 Form 10-Q 129

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional markets Results

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2021	2020	Change	2021	2020	Change
Revenues:
Premiums	$1,077	$1,090	(1)%	$1,116	$1,847	(40)%
Policy fees	46	46	-	93	92	1
Net investment income	288	263	10	566	484	17
Other income	1	-	NM	1	-	NM
Benefits and expenses:
Policyholder benefits and losses incurred	1,170	1,155	1	1,289	1,995	(35)
Interest credited to policyholder account balances	73	81	(10)	146	161	(9)
Amortization of deferred policy acquisition costs	2	1	100	3	2	50
Non deferrable insurance commissions	6	8	(25)	13	16	(19)
General operating expenses	18	21	(14)	38	38	-
Interest expense	3	3	-	5	6	(17)
Adjusted pre-tax income	$140	$130	8%	$282	$205	38%

Business and Financial Highlights

Institutional Markets is focused on opportunities to grow its portfolio while maintaining pricing discipline. Product distribution continues to be strong. Growth in assets under management in recent years has partially driven higher net investment income and adjusted pre-tax income. Adjusted pre-tax income increased $10 million and $77 million in the three- and six-month periods ended June 30, 2021, respectively, compared to the same periods in the prior year.

Institutional Markets Adjusted Pre-Tax Income (Loss) Three Months Ended June 30, (in millions)

Quarterly 2021 and 2020 Comparison

Adjusted pre-tax income increased $10 million primarily due to:

• higher private equity returns ($55 million) and higher base portfolio income ($19 million) driven by growth in average invested assets partially offset by lower yield enhancement income ($50 million).

Partially offsetting these increases was:

• higher policyholder benefit and losses incurred ($15 million).

130 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional Markets Adjusted Pre-Tax Income (Loss) Six Months Ended June 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Adjusted pre-tax income increased $77 million primarily due to:

• higher private equity returns ($79 million) and higher base portfolio income ($28 million) driven by growth in average invested assets partially offset by lower yield enhancement income ($29 million).

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums decreased $13 million in the three-month period ended June 30, 2021 compared to the same period in the prior year primarily driven by structured settlement annuities with life contingencies business. Premiums decreased $731 million in the six-month period ended June 30, 2021 compared to the same period in the prior year primarily driven by pension risk transfer business (direct and assumed reinsurance) written in 2020, as well as structured settlement annuities with life contingencies business and high net worth business.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on investment-type annuity contracts. Deposits include GICs and FHLB funding agreements.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Premiums	$1,077	$1,090	$1,116	$1,847
Deposits	559	39	593	250
Other	5	6	12	14
Premiums and deposits	$1,641	$1,135	$1,721	$2,111

AIG | Second Quarter 2021 Form 10-Q 131

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits Three Months Ended June 30, (in millions)

Quarterly 2021 and 2020 Comparison

Premiums and deposits increased ($506 million) primarily due to higher deposits on GICs ($550 million) and higher premium on pension risk transfer business ($14 million), partially offset by lower premium and deposits on structured settlement annuities ($55 million).

Institutional Markets Premiums and Deposits Six Months Ended June 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Premiums and deposits decreased ($390 million) due to lower premiums on pension risk transfer ($669 million), lower premium and deposits on structured settlement annuities ($111 million), and lower deposits on high net worth products ($37 million), partially offset by higher deposits on GICs ($426 million).

132 AIG | Second Quarter 2021 Form 10-Q

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

Other Operations Results

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
(in millions)	2021	2020	Change	2021	2020	Change
Revenues:
Premiums	$54	$36	50%	$106	$140	(24)%
Policy fees	-	21	NM %	-	42	NM
Net investment income:
Interest and dividends	45	336	(87)	95	814	(88)
Alternative investments	118	(55)	NM	325	(78)	NM
Other investment income	45	287	(84)	43	39	10
Investment expenses	(8)	(18)	56	(14)	(35)	60
Total net investment income	200	550	(64)	449	740	(39)
Other income	5	-	NM	28	-	NM
Total adjusted revenues	259	607	(57)	583	922	(37)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	96	284	(66)	162	733	(78)
Interest credited to policyholder account balances	-	44	NM	-	93	NM
Acquisition expenses:
Amortization of deferred policy acquisition costs	11	13	(15)	21	31	(32)
Other acquisition expenses	(1)	-	NM	(1)	1	NM
Total acquisition expenses	10	13		20	32	(38)
General operating expenses
Corporate and Other	319	243	31	560	529	6
Asset Management	13	13	-	48	29	66
Amortization of intangible assets	10	10	-	20	20	-
Total General operating expenses	342	266	29	628	578	9
Interest expense:
Interest - Corporate and Other	265	290	(9)	537	563	(5)
Interest - Asset Management*	62	42	48	106	90	18
Total interest expense	327	332	(2)	643	653	(2)
Total benefits, losses and expenses	775	939	(17)	1,453	2,089	(30)
Adjusted pre-tax loss before consolidation and
eliminations	(516)	(332)	(55)	(870)	(1,167)	25
Consolidation and eliminations	(94)	53	NM	(270)	(34)	NM
Adjusted pre-tax loss	$(610)	$(279)	(119)%	$(1,140)	$(1,201)	5%

Adjusted pre-tax income (loss) by activities:
Corporate and Other	(617)	(248)	(149)	$(1,169)	$(1,127)	(4)%
Asset Management	101	(84)	NM	299	(40)	NM
Consolidation and eliminations	(94)	53	NM	(270)	(34)	NM
Adjusted pre-tax loss	$(610)	$(279)	(119)%	$(1,140)	$(1,201)	5%

* Interest – Asset Management primarily represents interest expense on consolidated investment entities of $61 million and $41 million in the three-month periods ended June 30, 2021 and 2020, respectively, and $102 million and $87 million in the six-month periods ended June 30, 2021 and 2020, respectively.
AIG | Second Quarter 2021 Form 10-Q 133

ITEM 2 | Business Segment Operations | Other Operations

QUARTERLY 2021 AND 2020 COMPARISON

Adjusted pre-tax loss before consolidation and eliminations of $516 million in 2021 compared to $332 million in 2020, an increase of $184 million, was primarily due to the sale of a majority of the interest in Fortitude Holdings on June 2, 2020, as prior period results included adjusted pre-tax income of $96 million. Excluding the results of Fortitude Re, adjusted pre-tax loss increased $88 million primarily due to:

• higher general operating expenses primarily driven by increases in performance-based employee costs of $73 million; and

• higher underwriting loss attributable to net prior year development in 2021 of $65 million within Other Operations Run-off, primarily attributable to Blackboard insurance companies.

The increase in adjusted pre-tax loss was partially offset by:

• higher net investment income associated with consolidated investment entities of $195 million, partially offset by decline in net mark to market gains on CDO securities of $124 million and losses on fair value option assets of $17 million.

Adjusted pre-tax loss on consolidation and eliminations of $94 million in 2021 compared to adjusted pre-tax income on consolidation and eliminations of $53 million in 2020, was primarily due to the elimination of the insurance companies’ net investment income on their investment in the consolidated investment entities of $167 million.

YEAR-TO-DATE 2021 and 2020 Comparison

Adjusted pre-tax loss before consolidation and eliminations of $870 million in 2021 compared to $1.2 billion in 2020, a decrease of $297 million, was primarily due to the sale of a majority of the interest in Fortitude Holdings on June 2, 2020, as prior period results included adjusted pre-tax loss of $233 million. Excluding the results of Fortitude Re, adjusted pre-tax loss decreased $64 million primarily due to:

• higher net investment income associated with consolidated investment entities of $357 million was partially offset by decline in net mark to market gains on CDO securities of $124 million.

The decrease in adjusted pre-tax loss was partially offset by:

• higher underwriting loss attributable to net prior year development in 2021 of $84 million within Other Operations Run-off, primarily attributable to Blackboard insurance companies; and

• higher general operating expenses primarily driven by increases in performance-based employee costs of $73 million.

Adjusted pre-tax loss on consolidation and eliminations of $270 million in 2021 compared to $34 million in 2020, an increase of $236 million, was primarily due to the elimination of the insurance companies’ net investment income on their investment in the consolidated investment entities of $216 million.

134 AIG | Second Quarter 2021 Form 10-Q

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

INVESTMENT HIGHLIGHTS IN THE SIX MONTHS ENDED JUNE 30, 2021

• A rise in interest rates resulted in a net unrealized loss movement in our investment portfolio. Net unrealized gains in our available for sale portfolio decreased to approximately $21.4 billion as of June 30, 2021 from approximately $27.4 billion as of December 31, 2020.

• We continued to make investments in structured securities and other fixed maturity securities with favorable risk compared to return characteristics to improve yields and increase net investment income.

• We experienced an increase in net investment income in the six-month period ended June 30, 2021 compared to the same period in the prior year due primarily to the higher income on our alternative investments and fair value option equity security holdings that directionally followed the positive returns achieved in equity markets. The same period in the prior year experienced significant volatility and declines in equity markets due to the onset of the COVID-19 crisis.

• Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the three- and six-month periods ended June 30, 2021 was primarily attributable to movements in interest rates and spreads. There was a drop in rates and narrowing spreads in the three-month period ended June 30, 2021 that resulted in unrealized gains of approximately $5.9 billion on fixed maturity securities. For the six-month period ended June 30, 2021, net unrealized losses related to fixed maturity securities were by $5.8 billion due primarily to an increase in interest rates.

The change in net unrealized gains and losses on investments in the three- and six-month periods ended June 30, 2020 was primarily attributable to increases in the fair value of fixed maturity securities. For the six-month period ended June 30, 2020, there were net unrealized gains related to fixed maturity securities of $3.5 billion due primarily to lower rates partially offset by a widening of credit spreads.

For further discussion of our investment portfolio see Note 5 to the Condensed Consolidated Financial Statements.

AIG | Second Quarter 2021 Form 10-Q 135

ITEM 2 | Investments

Net Realized Gains and Losses

Lower net realized losses excluding Fortitude Re Funds Withheld Assets in the three-month period ended June 30, 2021 compared to the same period in the prior year were primarily due to higher foreign exchange gains and allowance releases in the prior year compared to allowance increases in the current year. Lower net realized gains excluding Fortitude Re Funds Withheld Assets in the six-month period ended June 30, 2021 compared to the same period in the prior year were primarily due to lower derivatives gains, which more than offset foreign exchange gains and allowance releases compared to losses and increases, respectively, in the prior year.

Variable annuity embedded derivatives, net of related hedges, reflected lower losses in the three-month period ended June 30, 2021 and lower gains in the six-month period ended June 30, 2021 compared to the same periods in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with guaranteed minimum withdrawal benefits (GMWB) embedded derivative, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.

Net realized gains (losses) on Fortitude Re funds withheld assets primarily reflect changes in the valuation of the modified coinsurance and funds withheld assets. Increases in the valuation of these assets result in losses to AIG as the appreciation on the assets must under those reinsurance arrangements be transferred to Fortitude Re. Decreases in valuation of the assets result in gains to AIG as the depreciation on the assets under those reinsurance arrangements must be transferred to Fortitude Re. For further details on the impact of the funds withheld arrangements with Fortitude Re see Note 7 to the Condensed Consolidated Financial Statements.

For further details on net realized gains and losses, see – Net Realized Gains and Losses below.

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

136 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Investments

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

Asset Liability Management

The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies’ North America operations have an average duration of 3.9 years. Fixed maturity securities of the General Insurance companies’ International operations have an average duration of 4.3 years.

While invested assets backing reserves of the General Insurance companies are primarily invested in conventional liquid fixed maturity securities, we have continued to allocate to asset classes that offer higher yields through structural and illiquidity premiums, particularly in our North America operations. In addition, we continue to invest in both fixed rate and floating rate asset-backed investments to manage our exposure to potential changes in interest rates and inflation. We seek to diversify the portfolio across asset classes, sectors and issuers to mitigate idiosyncratic portfolio risks.

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

The investment strategy of the Life and Retirement companies is to provide net investment income to back liabilities that result in stable distributable earnings and enhance portfolio value, subject to asset liability management, capital, liquidity and regulatory constraints.

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

Fixed maturity securities of the Life and Retirement companies’ domestic operations have an average duration of 9 years.

In addition, the Life and Retirement companies seek to enhance surplus portfolio returns through investments in a diversified portfolio of alternative investments. Although these alternative investments are subject to periodic earnings fluctuations, they have historically achieved returns in excess of the fixed maturity portfolio returns.

AIG | Second Quarter 2021 Form 10-Q 137

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

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

June 30, 2021
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$103,618	$90,354	$193,972	$9,409	$8,217	$1,300	$132	$19,058	$213,030
Mortgage-backed, asset-backed and collateralized	57,927	4,584	62,511	343	97	44	1,897	2,381	64,892
Total*	$161,545	$94,938	$256,483	$9,752	$8,314	$1,344	$2,029	$21,439	$277,922

* Excludes $14 million of fixed maturity securities for which no NAIC Designation is available.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

June 30, 2021
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$107,619	$85,967	$193,586	$9,325	$7,499	$2,620	$19,444	$213,030
Mortgage-backed, asset-backed and collateralized	49,252	4,986	54,238	627	351	9,676	10,654	64,892
Total*	$156,871	$90,953	$247,824	$9,952	$7,850	$12,296	$30,098	$277,922

* Excludes $14 million of fixed maturity securities for which no NAIC Designation is available.

Credit Ratings

At June 30, 2021, approximately 88 percent of our fixed maturity securities were held by our domestic entities. Approximately 89 percent of these securities were rated investment grade by one or more of the principal rating agencies. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At June 30, 2021, approximately 94 percent of such investments were either rated investment grade or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated investment grade. Approximately 26 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

138 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Investments

For a discussion of credit risks associated with Investments see Part II, Item 7. MD&A – Enterprise Risk Management – Credit Risk Management in the 2020 Annual Report.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(in millions)	2021	2020	2021	2020	2021	2020
Rating:
Other fixed maturity
securities
AAA	$11,957	$11,758	$1,736	$1,803	$13,693	$13,561
AA	37,668	36,146	42	42	37,710	36,188
A	56,202	57,255	12	12	56,214	57,267
BBB	85,969	80,878	-	-	85,969	80,878
Below investment grade	18,200	18,087	-	-	18,200	18,087
Non-rated	1,258	769	-	-	1,258	769
Total	$211,254	$204,893	$1,790	$1,857	$213,044	$206,750
Mortgage-backed, asset-
backed and collateralized
AAA	$28,163	$31,133	$274	$347	$28,437	$31,480
AA	14,332	15,287	150	195	14,482	15,482
A	6,189	6,711	144	145	6,333	6,856
BBB	4,672	4,137	314	343	4,986	4,480
Below investment grade	8,432	9,281	1,947	2,165	10,379	11,446
Non-rated	28	54	247	239	275	293
Total	$61,816	$66,603	$3,076	$3,434	$64,892	$70,037
Total
AAA	$40,120	$42,891	$2,010	$2,150	$42,130	$45,041
AA	52,000	51,433	192	237	52,192	51,670
A	62,391	63,966	156	157	62,547	64,123
BBB	90,641	85,015	314	343	90,955	85,358
Below investment grade	26,632	27,368	1,947	2,165	28,579	29,533
Non-rated	1,286	823	247	239	1,533	1,062
Total	$273,070	$271,496	$4,866	$5,291	$277,936	$276,787

Available-for-Sale Investments

The following table presents the fair value of our available-for-sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2021	2020
Bonds available for sale:
U.S. government and government sponsored entities	$4,501	$4,126
Obligations of states, municipalities and political subdivisions	15,179	16,124
Non-U.S. governments	16,021	15,345
Corporate debt	175,553	169,298
Mortgage-backed, asset-backed and collateralized:
RMBS	28,584	31,465
CMBS	15,464	16,133
CDO/ABS	17,768	19,005
Total mortgage-backed, asset-backed and collateralized	61,816	66,603
Total bonds available for sale*	$273,070	$271,496

* At June 30, 2021 and December 31, 2020, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $27.9 billion and $28.2 billion, respectively.

AIG | Second Quarter 2021 Form 10-Q 139

ITEM 2 | Investments

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	June 30,	December 31,
(in millions)	2021	2020
Japan	$1,318	$1,510
Canada	1,205	986
France	757	790
United Kingdom	742	820
Germany	634	642
Indonesia	634	554
Israel	529	535
Chile	495	398
United Arab Emirates	460	519
Mexico	445	358
Other	8,802	8,233
Total	$16,021	$15,345

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	June 30, 2021
			Non-			December 31,
		Financial	Financial	Structured		2020
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$757	$1,808	$1,479	$-	$4,044	$4,206
Germany	634	232	2,802	-	3,668	3,691
Netherlands	245	1,104	1,298	29	2,676	2,804
Ireland	12	137	507	1,392	2,048	2,162
Belgium	136	296	1,152	-	1,584	1,538
Spain	26	375	551	-	952	989
Luxembourg	87	289	413	-	789	712
Italy	23	99	500	-	622	580
Finland	78	38	45	-	161	123
Austria	68	-	-	-	68	93
Other Euro-Zone	558	96	245	-	899	928
Total Euro-Zone	$2,624	$4,474	$8,992	$1,421	$17,511	$17,826
Remainder of Europe:
United Kingdom	$742	$4,458	$10,054	$1,954	$17,208	$17,066
Switzerland	19	983	844	-	1,846	1,778
Norway	383	56	176	-	615	556
Sweden	190	216	131	-	537	646
Russian Federation	205	22	145	-	372	407
Other - Remainder of Europe	82	295	175	-	552	227
Total - Remainder of Europe	$1,621	$6,030	$11,525	$1,954	$21,130	$20,680
Total	$4,245	$10,504	$20,517	$3,375	$38,641	$38,506

140 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Investments

Investments in Municipal Bonds

At June 30, 2021, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 93 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	June 30, 2021
	State	Local		Total	December 31,
	General	General		Fair	2020
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
California	$732	$416	$1,989	$3,137	$3,301
New York	7	246	2,584	2,837	3,135
Texas	85	503	942	1,530	1,553
Illinois	90	97	865	1,052	1,106
Massachusetts	421	1	350	772	800
Ohio	19	-	513	532	542
Georgia	105	71	297	473	494
Florida	6	-	412	418	436
Virginia	11	-	378	389	456
Washington	166	6	215	387	413
Pennsylvania	17	2	363	382	399
Washington, D.C.	11	-	290	301	328
New Jersey	12	1	273	286	269
All other states(a)	330	197	2,156	2,683	2,892
Total(b)(c)	$2,012	$1,540	$11,627	$15,179	$16,124

(a) We did not have material credit exposure to the government of Puerto Rico.

(b) Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c) Includes $545 million of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	June 30,	December 31,
(in millions)	2021	2020
Financial institutions:
Money center/Global bank groups	$10,256	$10,512
Regional banks – other	470	627
Life insurance	3,068	3,175
Securities firms and other finance companies	355	312
Insurance non-life	6,460	5,805
Regional banks – North America	7,481	7,505
Other financial institutions	16,728	15,581
Utilities	24,306	23,470
Communications	11,745	11,137
Consumer noncyclical	24,839	24,826
Capital goods	9,346	8,773
Energy	13,613	13,293
Consumer cyclical	13,625	13,213
Basic	6,232	5,894
Other	27,029	25,175
Total*	$175,553	$169,298

* At June 30, 2021 and December 31, 2020, approximately 90 percent of these investments were rated investment grade.

AIG | Second Quarter 2021 Form 10-Q 141

ITEM 2 | Investments

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 5.0 percent and 4.9 percent, at June 30, 2021 and December 31, 2020, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2021	2020
Agency RMBS	$13,934	$15,816
Alt-A RMBS	6,649	7,278
Subprime RMBS	2,396	2,575
Prime non-agency	3,583	3,847
Other housing related	2,022	1,949
Total RMBS(a)(b)	$28,584	$31,465

(a) Includes approximately $6.9 billion and $7.6 billion at June 30, 2021 and December 31, 2020, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired Securities see Note 5 to the Condensed Consolidated Financial Statements.

(b) The weighted average expected life was five years at June 30, 2021 and December 31, 2020.

Our underwriting practices for investing in RMBS, other asset-backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	June 30,	December 31,
(in millions)	2021	2020
CMBS (traditional)	$12,540	$12,917
Agency	1,823	2,078
Other	1,101	1,138
Total	$15,464	$16,133

The fair value of CMBS holdings remained stable during the second quarter of 2021. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in ABS/CDOs

The following table presents our ABS/CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	June 30,	December 31,
(in millions)	2021	2020
Collateral Type:
ABS	$9,005	$9,178
Bank loans (collateralized loan obligation)	8,743	9,793
Other	20	34
Total	$17,768	$19,005

142 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Investments

Unrealized Losses of Fixed Maturity Securities

The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

June 30, 2021	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$28,681	$600	5,380	$6	$2	4	$3	$2	7	$28,690	$604	5,391
7-11 months	5,426	262	736	6	1	-	-	-	-	5,432	263	736
12 months or more	4,218	201	548	80	20	8	1	1	2	4,299	222	558
Total	$38,325	$1,063	6,664	$92	$23	12	$4	$3	9	$38,421	$1,089	6,685
Below investment
grade bonds
0-6 months	$3,433	$46	1,691	$18	$7	11	$15	$14	8	$3,466	$67	1,710
7-11 months	242	9	122	97	25	16	1	1	2	340	35	140
12 months or more	3,450	133	851	314	74	32	22	17	16	3,786	224	899
Total	$7,125	$188	2,664	$429	$106	59	$38	$32	26	$7,592	$326	2,749
Total bonds
0-6 months	$32,114	$646	7,071	$24	$9	15	$18	$16	15	$32,156	$671	7,101
7-11 months	5,668	271	858	103	26	16	1	1	2	5,772	298	876
12 months or more	7,668	334	1,399	394	94	40	23	18	18	8,085	446	1,457
Total(e)	$45,450	$1,251	9,328	$521	$129	71	$42	$35	35	$46,013	$1,415	9,434

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost at June 30, 2021.

(c) For bonds, represents amortized cost net of allowance.

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

The allowance for credit losses was $4 million for investment grade bonds and $94 million for below investment grade bonds as of June 30, 2021.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the three- and six-month periods ended June 30, 2021 was primarily attributable to increases (decreases) in the fair value of fixed maturity securities. For the three-month period ended June 30, 2021, net unrealized gains related to fixed maturity securities increased by $5.9 billion due primarily to a drop in rates and narrowing of credit spreads. For the six-month period ending June 30, 2021, net unrealized gains related to fixed maturities decreased by $5.8 billion due primarily to an increase in interest rates.

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

AIG | Second Quarter 2021 Form 10-Q 143

ITEM 2 | Investments

Commercial Mortgage Loans

At June 30, 2021, we had direct commercial mortgage loan exposure of $36.4 billion.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
June 30, 2021
State:
New York	103	$2,318	$5,224	$436	$442	$103	$-	$8,523	23%
California	63	822	1,322	244	559	771	32	3,750	10
New Jersey	46	1,825	31	424	101	12	33	2,426	7
Texas	52	690	1,144	168	114	143	-	2,259	6
Florida	67	479	153	464	214	217	-	1,527	4
Massachusetts	11	533	197	544	24	-	-	1,298	5
Illinois	21	558	571	10	17	-	21	1,177	3
Pennsylvania	22	79	144	483	76	25	-	807	2
Washington D.C.	13	498	211	-	-	19	-	728	2
Ohio	23	169	10	179	258	-	-	616	2
Other states	170	2,053	614	1,145	657	388	-	4,857	13
Foreign	83	4,280	1,015	1,027	1,285	465	375	8,447	23
Total*	674	$14,304	$10,636	$5,124	$3,747	$2,143	$461	$36,415	100%
December 31, 2020
State:
New York	107	$2,624	$5,237	$465	$393	$102	$-	$8,821	24%
California	66	842	1,343	247	532	775	32	3,771	10
New Jersey	47	1,756	31	420	92	12	33	2,344	6
Texas	51	605	1,165	170	100	144	-	2,184	6
Florida	69	421	153	497	216	217	-	1,504	4
Massachusetts	12	536	227	551	25	-	-	1,339	4
Illinois	20	504	574	10	18	-	22	1,128	3
Washington, D.C.	13	465	213	-	-	19	-	697	2
Pennsylvania	21	79	17	489	76	25	-	686	2
Ohio	23	170	10	183	261	-	-	624	2
Other states	187	1,992	722	1,192	731	399	-	5,036	14
Foreign	84	3,975	1,020	1,025	1,322	575	373	8,290	23
Total*	700	$13,969	$10,712	$5,249	$3,766	$2,268	$460	$36,424	100%

* Does not reflect allowance for credit losses.

For additional discussion on commercial mortgage loans see Note 7 to the Consolidated Financial Statements in the 2020 Annual Report.

144 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Investments

Net Realized Gains and Losses

The following table presents the components of Net realized gains (losses):

Three Months Ended June 30,	2021			2020
	Excluding	Fortitude Re		Excluding	Fortitude Re
	Fortitude Re	Funds		Fortitude Re	Funds
	Funds	Withheld		Funds	Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total
Sales of fixed maturity securities	$40	$95	$135	$27	$122	$149
Intent to sell	-	-	-	(3)	-	(3)
Change in allowance for credit losses on fixed maturity
securities	10	4	14	(24)	(7)	(31)
Change in allowance for credit losses on loans	67	8	75	(22)	4	(18)
Foreign exchange transactions	139	9	148	44	3	47
Variable annuity embedded derivatives, net of related
hedges	(53)	-	(53)	(1,010)	-	(1,010)
All other derivatives and hedge accounting	(336)	60	(276)	(568)	(26)	(594)
Other	90	(3)	87	(35)	-	(35)
Net realized gains (losses) – excluding Fortitude Re
funds withheld embedded derivative	(43)	173	130	(1,591)	96	(1,495)
Net realized losses on Fortitude Re
funds withheld embedded derivative	-	(2,056)	(2,056)	-	(837)	(837)
Net realized losses	$(43)	$(1,883)	$(1,926)	$(1,591)	$(741)	$(2,332)
Six Months Ended June 30,	2021			2020
	Excluding	Fortitude Re		Excluding	Fortitude Re
	Fortitude Re	Funds		Fortitude Re	Funds
	Funds	Withheld		Funds	Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total
Sales of fixed maturity securities	$134	$390	$524	$241	$122	$363
Intent to sell	-	-	-	(3)	-	(3)
Change in allowance for credit losses on fixed maturity
securities	61	6	67	(222)	(7)	(229)
Change in allowance for credit losses on loans	108	3	111	(60)	4	(56)
Foreign exchange transactions	90	3	93	(210)	3	(207)
Variable annuity embedded derivatives, net of related
hedges	36	-	36	1,182	-	1,182
All other derivatives and hedge accounting	15	(57)	(42)	991	(26)	965
Other	208	1	209	9	-	9
Net realized gains – excluding Fortitude Re
funds withheld embedded derivative	652	346	998	1,928	96	2,024
Net realized gains (losses) on Fortitude Re
funds withheld embedded derivative	-	326	326	-	(837)	(837)
Net realized gains (losses)	$652	$672	$1,324	$1,928	$(741)	$1,187

Lower net realized losses excluding Fortitude Re Funds Withheld Assets in the three-month period ended June 30, 2021 compared to the same period in the prior year were primarily due to higher foreign exchange gains and allowance releases in the prior year compared to allowance increases in the current year. Lower net realized gains excluding Fortitude Re Funds Withheld Assets in the six-month period ended June 30, 2021 compared to the same period in the prior year were primarily due to lower derivatives gains, which more than offset foreign exchange gains and allowance releases compared to losses and increases, respectively, in the prior year.

Variable annuity embedded derivatives, net of related hedges, reflected lower losses in the three-month period ended June 30, 2021 and lower gains in the six-month period ended June 30, 2021 compared to the same periods in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with GMWB embedded derivative, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
AIG | Second Quarter 2021 Form 10-Q 145

ITEM 2 | Investments

Net realized gains (losses) on Fortitude Re funds withheld assets primarily reflect changes in the valuation of the modified coinsurance and funds withheld assets. Increases in the valuation of these assets result in losses to AIG as the appreciation on the assets must under those reinsurance arrangements be transferred to Fortitude Re. Decreases in valuation of the assets result in gains to AIG as the depreciation on the assets under those reinsurance arrangements must be transferred to Fortitude Re. For further details on the impact of the funds withheld arrangements with Fortitude Re see Note 7 to the Condensed Consolidated Financial Statements.

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

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	June 30, 2021			December 31, 2020
	Net liability for	Reinsurance	Gross liability	Net liability for	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	unpaid losses	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	and loss	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$3,766	$5,533	$9,299	$3,905	$5,653	$9,558
U.S. Excess Casualty	3,711	4,512	8,223	3,746	4,584	8,330
U.S. Other Casualty	3,560	4,490	8,050	3,520	4,568	8,088
U.S. Financial Lines	4,837	2,093	6,930	4,838	2,193	7,031
U.S. Property and Special Risks	6,472	2,734	9,206	6,181	2,571	8,752
U.S. Personal Insurance	1,225	1,825	3,050	1,116	1,626	2,742
UK/Europe Casualty and Financial Lines	7,131	1,446	8,577	6,826	1,225	8,051
UK/Europe Property and Special Risks	2,918	1,305	4,223	2,679	1,215	3,894
UK/Europe and Japan Personal Insurance	2,247	575	2,822	2,219	505	2,724
Other product lines(b)	6,138	5,561	11,699	6,202	5,410	11,612
Unallocated loss adjustment expenses(b)	1,443	1,087	2,530	1,526	1,106	2,632
Total General Insurance	43,448	31,161	74,609	42,758	30,656	73,414
Other Operations Run-Off:
U.S. Run-Off Long Tail Insurance Lines
(net of discount)	243	3,441	3,684	205	3,500	3,705
Other run-off product lines	197	63	260	210	60	270
Blackboard	198	87	285	88	101	189
Unallocated loss adjustment expenses	29	114	143	28	114	142
Total Other Operations Run-Off	667	3,705	4,372	531	3,775	4,306

Total	$44,115	$34,866	$78,981	$43,289	$34,431	$77,720

(a) Includes net loss reserve discount of $791 million and $725 million as of June 30, 2021 and December 31, 2020, respectively. For discussion of loss reserve discount see Note 10 to the Condensed Consolidated Financial Statements.

(b) Other product lines and Unallocated loss adjustment expenses includes $3.7 billion and $3.8 billion within Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense as of June 30, 2021 and December 31, 2020, respectively, for the Fortitude Re reinsurance.

146 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Insurance Reserves

Prior Year Development

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
General Insurance:
North America*	$(58)	$(33)	$(116)	$(58)
International	7	(41)	9	(76)
Total General Insurance	$(51)	$(74)	$(107)	$(134)
Other Operations Run-Off	65	(2)	84	(2)
Total prior year (favorable) unfavorable development	$14	$(76)	$(23)	$(136)

* Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $49 million and $53 million for the three-month periods ended June 30, 2021 and 2020, respectively, and $101 million and $106 million for the six-month periods ended June 30, 2021 and 2020, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(92) million and $(2) million for the three-month periods ended June 30, 2021 and 2020, respectively, and $(91) million and $4 million for the six-month periods ended June 30, 2021 and 2020, respectively. Also excludes the related changes in amortization of the deferred gain, which were $(27) million and $23 million for the three-month periods ended June 30, 2021 and 2020, respectively, and $(7) million and $45 million for the six-month periods ended June 30, 2021 and 2020, respectively.

Net Loss Development

In the three-month period ended June 30, 2021, we recognized adverse prior year loss reserve development of $14 million. The key components of this development were:

North America

• Amortization of the deferred gain on the adverse development cover and favorable development on Workers Compensation partially offset by adverse development on U.S. Property, Special Risks and Financial Lines.

International

• Adverse development on Property and Other short-tail lines.

Other Operations

• Adverse development on the Blackboard insurance companies and other runoff companies due to increased severity on reported claims.

In the six-month period ended June 30, 2021, we recognized favorable prior year loss reserve development of $(23) million. The key components of this development were:

North America

• Amortization of the deferred gain from the adverse development cover and favorable development on Workers Compensation partially offset by adverse development on Commercial Property and Financial Lines.

International

• Adverse development in Property and Other short-tailed lines.

Other Operations

• Adverse development on the Blackboard insurance companies and other runoff companies due to increased severity on reported claims.

In the three-month period ended June 30, 2020, we recognized favorable prior year loss reserve development of $(76) million. The key components of this development were:

North America

• amortization of the deferred gain from the adverse development reinsurance agreement with NICO; and

• favorable development on North American Property;

• partially offset by adverse development in the Programs business driven by discontinued programs.

AIG | Second Quarter 2021 Form 10-Q 147

ITEM 2 | Insurance Reserves

International

• favorable development in International Property and Special Risks businesses, largely driven by UK/Europe.

In the six-month period ended June 30, 2020, we recognized favorable prior year loss reserve development of $(136) million. The key components of this development were:

North America

• amortization of the deferred gain from the adverse development reinsurance agreement with NICO; and

• favorable development on North American Property;

• partially offset by adverse development in the Programs business driven by discontinued programs, and in Personal Insurance.

International

• favorable development in International Casualty recoveries; and

• favorable development in International Property and Special Risks businesses, largely driven by UK/Europe.

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended June 30, 2021
(in millions)	Total	2020	2019 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(79)	$11	$(90)
U.S. Excess Casualty	(12)	-	(12)
U.S. Other Casualty	3	(2)	5
U.S. Financial Lines	30	-	30
U.S. Property and Special Risks	22	5	17
U.S. Personal Insurance	(18)	(10)	(8)
Other Product Lines	(4)	(4)	-
Total General Insurance North America	$(58)	$-	$(58)
General Insurance International:
UK/Europe Casualty and Financial Lines	$12	$2	$10
UK/Europe Property and Special Risks	(13)	(10)	(3)
UK/Europe and Japan Personal Insurance	(3)	-	(3)
Other product lines	11	7	4
Total General Insurance International	$7	$(1)	$8
Other Operations Run-Off	65	34	31
Total Prior Year (Favorable) Unfavorable Development	$14	$33	$(19)

Three Months Ended June 30, 2020
(in millions)	Total	2019	2018 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(28)	$20	$(48)
U.S. Excess Casualty	(13)	-	(13)
U.S. Other Casualty	(35)	(20)	(15)
U.S. Financial Lines	(7)	-	(7)
U.S. Property and Special Risks	65	5	60
U.S. Personal Insurance	6	1	5
Other Product Lines	(21)	(10)	(11)
Total General Insurance North America	$(33)	$(4)	$(29)
General Insurance International:
UK/Europe Casualty and Financial Lines	$-	$-	$-
UK/Europe Property and Special Risks	(22)	(8)	(14)
UK/Europe and Japan Personal Insurance	12	15	(3)
Other product lines	(31)	7	(38)
Total General Insurance International	$(41)	$14	$(55)
Other Operations Run-Off	(2)	(2)	-
Total Prior Year (Favorable) Unfavorable Development	$(76)	$8	$(84)

148 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Insurance Reserves

Six Months Ended June 30, 2021
(in millions)	Total	2020	2019 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(105)	$13	$(118)
U.S. Excess Casualty	(24)	-	(24)
U.S. Other Casualty	1	(2)	3
U.S. Financial Lines	21	-	21
U.S. Property and Special Risks	20	(9)	29
U.S. Personal Insurance	(22)	(9)	(13)
Other Product Lines	(7)	(6)	(1)
Total General Insurance North America	$(116)	$(13)	$(103)
General Insurance International:
UK/Europe Casualty and Financial Lines	$8	$(1)	$9
UK/Europe Property and Special Risks	(10)	(1)	(9)
UK/Europe and Japan Personal Insurance	(4)	(4)	-
Other product lines	15	18	(3)
Total General Insurance International	$9	$12	$(3)
Other Operations Run-Off	84	33	51
Total Prior Year (Favorable) Unfavorable Development	$(23)	$32	$(55)

Six Months Ended June 30, 2020
(in millions)	Total	2019	2018 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(56)	$22	$(78)
U.S. Excess Casualty	(26)	-	(26)
U.S. Other Casualty	(46)	(20)	(26)
U.S. Financial Lines	(15)	-	(15)
U.S. Property and Special Risks	58	1	57
U.S. Personal Insurance	46	48	(2)
Other Product Lines	(19)	(24)	5
Total General Insurance North America	$(58)	$27	$(85)
General Insurance International:
UK/Europe Casualty and Financial Lines	$-	$-	$-
UK/Europe Property and Special Risks	(31)	(21)	(10)
UK/Europe and Japan Personal Insurance	-	3	(3)
Other product lines	(45)	10	(55)
Total General Insurance International	$(76)	$(8)	$(68)
Other Operations Run-Off	(2)	(2)	-
Total Prior Year (Favorable) Unfavorable Development	$(136)	$17	$(153)

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

AIG | Second Quarter 2021 Form 10-Q 149

ITEM 2 | Insurance Reserves

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of June 30, 2021 and as of December 31, 2020, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	June 30,	December 31,
(in millions)	2021	2020
Gross Covered Losses
Covered reserves before discount	$15,589	$16,534
Inception to date losses paid	26,030	25,198
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,619	$16,732

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,295	$13,386
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	3,107	3,198
Discount on ceded losses(a)	(855)	(911)
Pre-tax deferred gain before amortization	2,252	2,287
Inception to date amortization of deferred gain at inception	(1,005)	(904)
Inception to date amortization attributed to changes in deferred gain(b)	(61)	(86)
Deferred gain liability reflected in AIG's balance sheet	$1,186	$1,297

(a) For the period from inception to June 30, 2021, the accretion of discount and a reduction in effective interest rates was offset by changes in estimates of the amount and timing of future recoveries under the adverse development reinsurance agreement.

(b) Excluded from our definition of APTI.

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of year, net of discount	$1,282	$1,392	$1,297	$1,381
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	(92)	(2)	(91)	4
Amortization attributed to deferred gain at inception(b)	(49)	(53)	(101)	(106)
Amortization attributed to changes in deferred gain(c)	28	(12)	25	(26)
Changes in discount on ceded loss reserves	17	(14)	56	58
Balance at end of period, net of discount	$1,186	$1,311	$1,186	$1,311

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

Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our Run-Off operations. Those reinsurance transactions were designed to consolidate most of our Insurance Run-Off Lines into a single legal entity. As of June 30, 2021, approximately $30.1 billion of reserves from our Life and Retirement Run-Off Lines and approximately $4.0 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

Of the Fortitude Re reinsurance agreements, the largest is the Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement by and between our subsidiary AGL and Fortitude Re. Under this treaty, approximately $23.0 billion of AGL reserves as of June 30, 2021 were ceded to Fortitude Re representing a mix of life and annuity risks. Fortitude Re provides 100 percent reinsurance of the ceded risks. AGL continues to administer the policies, including handling claims, although it is anticipated that much of the administration will move to a Fortitude Re administrative subsidiary over time, subject to regulatory approvals being obtained and the satisfaction of other conditions. Until such time, Fortitude Re has certain rights to consult on and participate in such administration, and AGL retains the risk of collection of any third party reinsurance covering the ceded business. At effectiveness of the treaty, an amount equal to the aggregate ceded reserves was deposited by AGL into a modified coinsurance account of AGL to

150 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Insurance Reserves

secure the obligations of Fortitude Re. Fortitude Re receives or makes quarterly payments that represent the net gain or loss under the treaty for the relevant quarter, including any net investment gain or loss on the assets in the modified coinsurance account. An AIG affiliate will serve as portfolio manager of assets in the modified coinsurance account for a minimum of three years after the June 2, 2020 closing of the Majority Interest Fortitude Sale.

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

AIG | Second Quarter 2021 Form 10-Q 151

ITEM 2 | Insurance Reserves

The following table presents a reconciliation between the fair value of the GAAP embedded derivatives and the value of our economic hedge target:

	June 30,	December 31,
(in millions)	2021	2020
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$2,484	$3,572
Exclude non-performance risk adjustment	(2,501)	(2,958)
Embedded derivative liability, excluding NPA	4,985	6,530
Adjustments for risk margins and differences in valuation	(2,107)	(2,502)
Economic hedge target liability	$2,878	$4,028

Impact on Pre-tax Income (Loss)

The impact on our pre-tax income (loss) of the variable annuity guaranteed living benefits and related hedging results includes changes in the fair value of the GMWB embedded derivatives, and changes in the fair value of related derivative hedging instruments, both of which are recorded in Net realized gains (losses). Realized gains (losses), as well as net investment income from changes in the fair value of fixed maturity securities used in the hedging program, are excluded from adjusted pre-tax income of Individual Retirement and Group Retirement.

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

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Change in fair value of embedded derivatives, excluding NPA	$(762)	$1,298	$1,917	$(4,303)
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities*	13	11	31	18
Interest rate derivative contracts	760	35	(644)	2,229
Equity derivative contracts	(390)	(891)	(780)	493
Change in fair value of variable annuity hedging portfolio	383	(845)	(1,393)	2,740
Change in fair value of embedded derivatives excluding NPA, net of hedging portfolio	(379)	453	524	(1,563)
Change in fair value of embedded derivatives due to NPA spread	18	(1,094)	(93)	1,552
Change in fair value of embedded derivatives due to change in NPA volume	321	(358)	(364)	1,211
Total change due to NPA	339	(1,452)	(457)	2,763
Net impact on pre-tax income (loss)	$(40)	$(999)	$67	$1,200

Impact to Consolidated Income Statement
Net investment income, net of related interest credited to policyholder account balances	$13	$11	$31	$18
Net realized gains (losses)	(53)	(1,010)	36	1,182
Net impact on pre-tax income (loss)	$(40)	$(999)	$67	$1,200

Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)	$267	$(801)	$77	$1,167

* The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income were gains of $105 million for the three-month period ended June 30, 2021, due to lower interest rates, and losses of $111 million for the six-month period ended June 30, 2021, due to higher interest rates. The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income were gains of $142 million and $129 million for the three- and six-month periods ended June 30, 2020, respectively, due to lower interest rates.

152 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Insurance Reserves

The net impact on pre-tax loss of $40 million from the GMWB embedded derivatives and related hedges in the three-month period ended June 30, 2021 (excluding related DAC amortization) was driven by losses from the impact of lower interest rates on the change in the fair value of embedded derivatives excluding NPA, offset by gains from higher equity markets, widening of credit spreads on the economic hedge target and the NPA spread, and impact of lower interest rates that resulted in NPA volume gains from higher expected GMWB payments, net of the hedging portfolio. The net impact on pre-tax income of $67 million from the GMWB embedded derivatives and related hedges in the six-month period ended June 30, 2021 (excluding related DAC amortization) was driven by gains from higher equity markets, impact of higher interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio, offset by the tightening of NPA credit spreads and impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments. The net impact on pre-tax loss of $999 million from the GMWB embedded derivatives and related hedges in the three-month period ended June 30, 2020 (excluding related DAC amortization) was driven by tightening of credit spreads on the economic hedge target and NPA spread, and NPA volume losses from lower expected GMWB payments, partially offset by the impact of higher equity markets on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio. The net impact on pre-tax income of $1.2 billion from the GMWB embedded derivatives and related hedges in the six-month period ended June 30, 2020 (excluding related DAC amortization) was driven by widening of credit spreads on the economic hedge target and the NPA spread, and impact of lower interest rates that resulted in NPA volume gains from higher expected GMWB payments, partially offset by the impact of lower interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio.

The change in the fair value of the GMWB embedded derivatives, excluding NPA, in the three-month period ended June 30, 2021 reflected losses from decreases in interest rates, partially offset by gains from higher equity markets. The change in the fair value of the GMWB embedded derivatives, excluding NPA, in the six-month period ended June 30, 2021 reflected gains from increases in interest rates and gains from higher equity markets. The change in the fair value of the GMWB embedded derivatives, excluding NPA, in the three-month period ended June 30, 2020 reflected gains from higher equity markets, offset by lower interest rates. The change in the fair value of the GMWB embedded derivatives, excluding NPA, in the six-month period ended June 30, 2020 reflected losses from decreases in interest rates and lower equity markets, offset by widening of credit spreads.

Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities on a GAAP basis, due to the NPA and other risk margins used for GAAP valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio. On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target, as discussed below. In the three-month period ended June 30, 2021, we had a net mark to market gain of approximately $267 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads. In the six-month period ended June 30, 2021, we had a net mark to market gain of approximately $77 million from our hedging activities related to our economic hedge target primarily driven by widening credit spreads, and higher equity markets. In the three-month period ended June 30, 2020, we had a net mark to market loss of approximately $801 million from our hedging activities related to our economic hedge target primarily driven by higher equity markets, offset by tightening credit spreads. In the six-month period ended June 30, 2020, we had a net mark to market gain of approximately $1.2 billion, from our hedging activities related to our economic hedge target primarily driven by lower interest rates and equity markets, offset by widening credit spreads.

Change in Economic Hedge Target

The increase in the economic hedge target liability in the three-month period ended June 30, 2021 was primarily driven by the decrease in rates offset by higher equity markets. The decrease in the economic hedge target liability in the first half of 2021 was primarily due to higher interest rates and equity markets. The increase in the economic hedge target liability in the three-month period ended June 30, 2020 was primarily driven by the tightening of credit spreads and decrease in interest rates, offset by the increase in equity markets. The increase in the economic hedge target liability in the first half of 2020 was primarily due to lower interest rates and lower equity markets, offset by widening credit spreads.

AIG | Second Quarter 2021 Form 10-Q 153

ITEM 2 | Insurance Reserves

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

• Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in gains driven by declining interest rates in the three-month period ended June 30, 2021 and losses driven by higher interest rates in the six-month period ended June 30, 2021 compared to gains due to lower interest rates in the three- and six-month periods ended June 30, 2020.

• Changes in the fair value of equity derivative contracts, which included futures and options, resulted in losses in the three- and six-month periods ended June 30, 2021 compared to losses in the three-month period ended June 30, 2020 and gains in the six-month period ended June 30, 2020, which varied based on the relative change in equity market returns in the respective periods.

• Changes in the fair value of fixed maturity securities, primarily corporate bonds, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the three-month period ended June 30, 2021 reflected gains due to decreases in interest rates. The change in the fair value of the corporate bond hedging program in the six-month period ended June 30, 2021 reflected losses due to increases in interest rates, offset by tightening credit spreads. The change in the fair value of the corporate bond hedging program in the three -month period ended June 30, 2020 reflected gains due to decreases in interest rates and tightening of credit spreads, while in the six-month period ended June 30, 2020 reflected gains due to decreases in interest rates offset by widening credit spreads.

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies:

Six Months Ended June 30,
(in millions)	2021	2020
Balance, beginning of year	$7,316	$8,119
Initial allowance upon the adoption of the current expected credit loss accounting standard	-	15
Acquisition costs deferred	535	455
Amortization expense:
Related to realized gains and losses	(78)	(287)
All other operating amortization	(393)	(445)
Increase (decrease) in DAC due to foreign exchange	6	(35)
Change related to unrealized depreciation (appreciation) of investments	603	(330)
Balance, end of period(a)	$7,989	$7,492

(a) DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $10.5 billion and $9.8 billion at June 30, 2021 and 2020, respectively.

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

Market conditions in the six-month period ended June 30, 2021 drove a $4.9 billion decrease in the unrealized appreciation of fixed maturity securities held to support the Life and Retirement businesses at June 30, 2021 compared to December 31, 2020. At June 30, 2021, the shadow Investment-Oriented Adjustments reflected increases in amortized balances including DAC and unearned revenue reserves, while policyholder benefit liabilities including shadow loss recognition reserves decreased $760 million from December 31, 2020.

154 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Insurance Reserves

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policyholder funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Individual Retirement
Balance at beginning of period, gross	$148,110	$135,898	$148,837	$144,753
Premiums and deposits	3,978	1,794	7,351	4,910
Surrenders and withdrawals	(3,238)	(2,551)	(6,349)	(6,424)
Death and other contract benefits	(817)	(744)	(1,653)	(1,567)
Subtotal	148,033	134,397	148,186	141,672
Change in fair value of underlying assets and reserve accretion, net of policy fees	3,777	7,001	3,534	(418)
Cost of funds(a)	415	420	829	832
Other reserve changes	234	238	(90)	(30)
Balance at end of period	152,459	142,056	152,459	142,056
Reinsurance ceded	(312)	(310)	(312)	(310)
Total Individual Retirement insurance reserves and mutual fund assets	$152,147	$141,746	$152,147	$141,746
Group Retirement
Balance at beginning of period, gross	$112,732	$90,947	$110,651	$102,049
Premiums and deposits	2,255	1,670	4,073	3,525
Surrenders and withdrawals	(2,263)	(1,734)	(4,747)	(3,994)
Death and other contract benefits	(221)	(179)	(448)	(361)
Subtotal	112,503	90,704	109,529	101,219
Change in fair value of underlying assets and reserve accretion, net of policy fees	4,206	8,552	7,049	(2,153)
Cost of funds(a)	284	277	564	555
Other reserve changes	(51)	(10)	(200)	(98)
Balance at end of period	116,942	99,523	116,942	99,523
Total Group Retirement insurance reserves and mutual fund assets	$116,942	$99,523	$116,942	$99,523
Life Insurance
Balance at beginning of period, gross	$27,589	$26,743	$27,998	$27,397
Premiums and deposits	1,056	1,027	2,085	1,999
Surrenders and withdrawals	(116)	(96)	(260)	(267)
Death and other contract benefits	(138)	(170)	(311)	(301)
Subtotal	28,391	27,504	29,512	28,828
Change in fair value of underlying assets and reserve accretion, net of policy fees	(198)	(275)	(406)	(658)
Cost of funds(a)	89	93	177	186
Other reserve changes	25	364	(976)	(670)
Balance at end of period	28,307	27,686	28,307	27,686
Reinsurance ceded	(1,488)	(1,365)	(1,488)	(1,365)
Total Life Insurance reserves	$26,819	$26,321	$26,819	$26,321

AIG | Second Quarter 2021 Form 10-Q 155

ITEM 2 | Insurance Reserves

Institutional Markets
Balance at beginning of period, gross	$26,813	$24,389	$27,342	$23,673
Premiums and deposits	1,641	1,135	1,721	2,111
Surrenders and withdrawals	(607)	(107)	(919)	(216)
Death and other contract benefits	(194)	(235)	(402)	(529)
Subtotal	27,653	25,182	27,742	25,039
Change in fair value of underlying assets and reserve accretion, net of policy fees	280	219	445	268
Cost of funds(a)	73	81	146	161
Other reserve changes	(7)	90	(334)	104
Balance at end of period	27,999	25,572	27,999	25,572
Reinsurance ceded	(45)	(46)	(45)	(46)
Total Institutional Markets reserves	$27,954	$25,526	$27,954	$25,526
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$315,244	$277,977	$314,828	$297,872
Premiums and deposits	8,930	5,626	15,230	12,545
Surrenders and withdrawals	(6,224)	(4,488)	(12,275)	(10,901)
Death and other contract benefits	(1,370)	(1,328)	(2,814)	(2,758)
Subtotal	316,580	277,787	314,969	296,758
Change in fair value of underlying assets and reserve accretion, net of policy fees	8,065	15,497	10,622	(2,961)
Cost of funds(a)	861	871	1,716	1,734
Other reserve changes	201	682	(1,600)	(694)
Balance at end of period, excluding Fortitude Re reserves	325,707	294,837	325,707	294,837
Fortitude Re reserves(b)	28,118	28,568	28,118	28,568
Balance at end of period, including Fortitude Re reserves	353,825	323,405	353,825	323,405
Fortitude Re reinsurance ceded(b)	(28,118)	(28,568)	(28,118)	(28,568)
Reinsurance ceded	(1,845)	(1,721)	(1,845)	(1,721)
Total insurance reserves and mutual fund assets	$323,862	$293,116	$323,862	$293,116

(a) Excludes amortization of deferred sales inducements.

(b) Includes amounts related to policies where AIG has partially ceded to other reinsurers and Fortitude Re.

Insurance reserves, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	June 30,	December 31,
(in millions)	2021	2020
Future policy benefits	$49,533	$48,864
Policyholder contract deposits	161,280	160,450
Other policyholder funds*	948	957
Separate account liabilities	107,306	100,290
Total insurance reserves	319,067	310,561
Mutual fund assets	34,758	32,772
Total insurance reserves and mutual fund assets	$353,825	$343,333

* Excludes unearned revenue liability.

156 AIG | Second Quarter 2021 Form 10-Q

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

For a discussion regarding risks associated with COVID-19, see the 2020 Annual Report, Part I, Item 1A. Risk Factors – Market Conditions – COVID-19 is adversely affecting, and is expected to continue to adversely affect, our global business, financial condition and results of operations, and its ultimate impact will depend on future developments that are uncertain and cannot be predicted, including the scope, severity and duration of the crisis, and the governmental, legislative and regulatory actions taken and court decisions rendered in response thereto.

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

AIG | Second Quarter 2021 Form 10-Q 157

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

Sources

Liquidity to AIG Parent from Subsidiaries

During the six-month period ended June 30, 2021, our General Insurance companies distributed cash and fixed maturity securities of $855 million, and our Life and Retirement companies distributed cash of $1.4 billion, to AIG Parent or applicable intermediate holding companies.

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

Uses

General Borrowings*

During the six-month period ended June 30, 2021, $1.8 billion of debt categorized as general borrowings matured, was repaid or redeemed as follows:

• Redeemed $1.5 billion aggregate principal amount of our 3.300% Notes Due 2021.

• Repurchased, through cash tender offers, $254 million aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $359 million.

We made interest payments on our general borrowings totaling $551 million during the six-month period ended June 30, 2021. Of this amount, AIG Parent made interest payments on AIG Parent-issued debt instruments totaling $524 million during the six-month period ended June 30, 2021.

Dividends

We paid a cash dividend of $365.625 per share on AIG’s Series A Preferred Stock during each of the first and second quarters of 2021 totaling $15 million.

We paid a cash dividend of $0.32 per share on AIG Common Stock during each of the first and second quarters of 2021 totaling $550 million.

Repurchases of Common Stock

During the six-month period ended June 30, 2021, we repurchased approximately 13 million shares of AIG Common Stock, for an aggregate purchase price of approximately $592 million pursuant to Exchange Act Rule 10b5-1 repurchase plans. Approximately $92 million of these share repurchases were funded with proceeds received from warrant exercises that occurred prior to the expiration of warrants to purchase shares of AIG Common Stock on January 19, 2021.

IRS Tax Prepayment

In June 2021, AIG Parent made a prepayment of approximately $354 million to the U.S. Treasury in connection with certain settlement agreements described in Tax Matters below.

* On July 1, 2021, we repurchased through cash tender offers an additional $8 million aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $10 million.

158 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Six Months Ended June 30,
(in millions)	2021	2020
Sources:
Net cash provided by operating activities	$2,810	$-
Changes in policyholder contract balances	1,958	1,407
Issuance of long-term debt	54	4,139
Issuance of debt of consolidated investment entities	2,542	1,370
Total sources	7,364	6,916
Uses:
Net cash used in operating activities	-	(239)
Net cash used in investing activities	(1,645)	(2,903)
Repayments of long-term debt	(1,839)	(513)
Repayments of debt of consolidated investment entities	(2,560)	(1,364)
Purchase of common stock	(592)	(500)
Dividends paid on preferred stock	(15)	(15)
Dividends paid on common stock	(550)	(551)
Net cash used in other financing activities	(298)	(269)
Total uses	(7,499)	(6,354)
Effect of exchange rate changes on cash and restricted cash	(34)	3
Increase (decrease) in cash and restricted cash	$(169)	$565

The following table presents a summary of AIG’s Condensed Consolidated Statements of Cash Flows:

Six Months Ended
(in millions)	2021	2020
Summary:
Net cash provided by (used in) operating activities	$2,810	$(239)
Net cash used in investing activities	(1,645)	(2,903)
Net cash provided by (used in) financing activities	(1,300)	3,704
Effect of exchange rate changes on cash and restricted cash	(34)	3
Net Increase (decrease) in cash and restricted cash	(169)	565
Cash and restricted cash at beginning of year	3,230	3,287
Cash and restricted cash at end of period	$3,061	$3,852

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $592 million in the six-month period ended June 30, 2021 compared to $581 million in the same period in the prior year. Excluding interest payments, AIG had operating cash inflows of $3.4 billion in the six-month period ended June 30, 2021 compared to operating cash inflows of $342 million in the same period in the prior year.

AIG | Second Quarter 2021 Form 10-Q 159

ITEM 2 | Liquidity and Capital Resources

Investing Cash Flow Activities

Net cash used in investing activities in the six-month period ended June 30, 2021 was $1.6 billion compared to net cash used in investing activities of $2.9 billion in the same period in the prior year.

Financing Cash Flow Activities

Net cash used in financing activities in the six-month period ended June 30, 2021 reflected:

• approximately $550 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first and second quarters of 2021;

• approximately $15 million in the aggregate to pay a dividend of $365.625 per share on AIG’s Series A Preferred Stock in each of the first and second quarters of 2021;

• approximately $592 million in the aggregate to repurchase approximately 13 million shares of AIG Common Stock;

• approximately $1.8 billion in net outflows from the issuance and repayment of long-term debt; and

• approximately $18 million in net outflows from the issuance and repayment of debt of consolidated investment entities.

Net cash provided by financing activities in the six-month period ended June 30, 2020 reflected:

• approximately $551 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first and second quarters of 2020;

• approximately $15 million in the aggregate to pay a dividend of $365.625 per share on AIG’s Series A Preferred Stock in each of the first and second quarters of 2020;

• $500 million to repurchase approximately 12 million shares of AIG Common Stock;

• approximately $3.6 billion in net inflows from the issuance and repayment of long-term debt; and

• approximately $6 million in net inflows from the issuance and repayment of debt of consolidated investment entities.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of June 30, 2021, AIG Parent had approximately $11.7 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities and also include a committed, revolving syndicated credit facility. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

In developing plans to distribute capital, AIG considers a number of factors, including, but not limited to: AIG’s business and strategic plans, expectations for capital generation and utilization, AIG’s funding capacity and capital resources in comparison to internal benchmarks, as well as rating agency expectations, regulatory requirements, bank creditor covenants and internal stress tests for capital.

160 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

The following table presents AIG Parent's liquidity sources:

	As of	As of
(in millions)	June 30, 2021	December 31, 2020
Cash and short-term investments(a)	$3,465	$6,762
Unencumbered fixed maturity securities(b)	3,725	3,711
Total AIG Parent liquidity	7,190	10,473
Available capacity under committed, syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$11,690	$14,973

(a) Cash and short-term investments include reverse repurchase agreements totaling $2.0 billion and $5.4 billion as of June 30, 2021 and December 31, 2020, respectively.

(b) Unencumbered securities consist of publicly traded, investment grade rated fixed maturity securities. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. Includes $20 million of securities received as dividends in the six months ended June 30, 2021 with a forward settle date of July 14, 2021.

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

Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had no outstanding borrowings from FHLBs at both June 30, 2021 and December 31, 2020. Our U.S. Life and Retirement companies had $3.6 billion which were due to FHLBs in their respective districts at both June 30, 2021 and December 31, 2020, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income. These investment contracts do not have mortality or morbidity risk and are similar to GICs. In addition, our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from FHLBs at both June 30, 2021 and December 31, 2020.

Certain of our U.S. Life and Retirement companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments or partially used for short-term liquidity purposes. Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $3.4 billion of securities subject to these agreements at both June 30, 2021 and December 31, 2020, respectively, and $3.4 billion and $3.5 billion of liabilities to borrowers for collateral received at June 30, 2021 and December 31, 2020, respectively.

AIG | Second Quarter 2021 Form 10-Q 161

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

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown by our insurance companies. Letters of credit issued in support of the General Insurance companies totaled approximately $4.0 billion at June 30, 2021. Letters of credit issued in support of the Life and Retirement companies totaled approximately $613 million at June 30, 2021.

In the six-month period ended June 30, 2021, our General Insurance companies collectively paid to AIG Parent or applicable intermediate holding companies a total of approximately $829 million in dividends in the form of cash and fixed maturity securities and $26 million in tax sharing payments in the form of cash. The fixed maturity securities primarily included U.S. treasuries and securities issued by other U.S. agencies.

In the six-month period ended June 30, 2021, our Life and Retirement companies collectively paid to AIG Parent or applicable intermediate holding companies a total of approximately $649 million in dividends in the form of cash and $738 million in tax sharing payments in the form of cash.

Tax Matters

In October 2020, the Southern District of New York dismissed the case for the 1997 tax year related to the disallowance of foreign tax credits associated with cross border financing transactions based upon the settlement reached between AIG and the government. The settlement concluded our ongoing dispute related to the disallowance of foreign tax credits associated with cross border financing transactions for all years and as a result of the settlement, we will be required to make a payment to the U.S. Treasury. The amount we currently expect to pay based on settlement terms is approximately $0.4 billion, including obligations of AIG Parent and subsidiaries. This amount is net of payments previously made with respect to cross border financing transactions from tax years 1997 through 2006 and other matters related to 2006 and prior, including prepayments of approximately $548 million and $354 million that AIG made to the U.S. Treasury in June 2020 and June 2021, respectively. The amount also includes interest that will become due after review of the interest calculations and will reflect benefits from the application of interest netting which AIG has requested. While we continue to finalize the interest calculations with the IRS, AIG expects to make the remaining payment as early as the third quarter of 2021.

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

As of June 30, 2021, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

Contractual Obligations

As of June 30, 2021, there have been no material changes in our contractual obligations from December 31, 2020, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2020 Annual Report.

Off-Balance Sheet Arrangements and Commercial Commitments

As of June 30, 2021, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2020, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2020 Annual Report.

162 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Arrangements with Variable Interest Entities

We enter into various arrangements with variable interest entities (VIEs) in the normal course of business, and we consolidate a VIE when we are the primary beneficiary of the entity.

For a further discussion of our involvement with VIEs see Note 8 to the Condensed Consolidated Financial Statements.

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Six Months Ended June 30, 2021	December 31,		and	Foreign	Other		June 30,
(in millions)	2020	Issuances	Repayments	Exchange	Changes		2021
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$23,068	$-	$(1,537)	$(60)	$20		$21,491
Junior subordinated debt	1,561	-	-	(5)	-		1,556
AIG Japan Holdings Kabushiki Kaisha	361	-	-	(18)	-		343
AIGLH notes and bonds payable	282	-	(82)	-	-		200
AIGLH junior subordinated debt	361	-	(135)	-	1		227
Validus notes and bonds payable	348	-	-	-	(2)		346
Total AIG general borrowings	25,981	-	(1,754)	(83)	19		24,163
AIG borrowings supported by assets:(a)
Series AIGFP matched notes and bonds payable	21	-	-	-	-		21
GIAs, at fair value	2,033	54	(121)	-	(62)	(b)	1,904
Notes and bonds payable, at fair value	64	-	(4)	-	10	(b)	70
Total AIG borrowings supported by assets	2,118	54	(125)	-	(52)		1,995
Total debt issued or guaranteed by AIG	28,099	54	(1,879)	(83)	(33)		26,158
Other subsidiaries' notes, bonds, loans and
mortgages payable - not guaranteed by AIG	4	-	(1)	-	-		3
Total long-term debt	28,103	54	(1,880)	(83)	(33)		26,161
Debt of consolidated investment entities - not
guaranteed by AIG(c)	9,431	2,542	(2,560)	(4)	157	(d)	9,566
Total debt	$37,534	$2,596	$(4,440)	$(87)	$124		$35,727

(a) AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties were $1.4 billion at both June 30, 2021 and December 31, 2020. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b) Primarily represents adjustments to the fair value of debt.

(c) At June 30, 2021, includes debt of consolidated investment entities related to real estate investments of $3.0 billion, affordable housing partnership investments of $2.5 billion and other securitization vehicles of $4.1 billion. At December 31, 2020, includes debt of consolidated investment entities related to real estate investments of $3.1 billion, affordable housing partnership investments of $2.3 billion and other securitization vehicles of $4.0 billion.

(d) Includes the effect of consolidating previously unconsolidated partnerships.

AIG | Second Quarter 2021 Form 10-Q 163

ITEM 2 | Liquidity and Capital Resources

TOTAL DEBT OUTSTANDING

(in millions)

Debt Maturities

The following table summarizes maturing long-term debt at June 30, 2021 of AIG for the next four quarters:

	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter
(in millions)	2021	2021	2022	2022	Total
AIG general borrowings	$-	$-	$-	$1,498	$1,498
AIG borrowings supported by assets	54	35	-	20	109
Other subsidiaries' notes, bonds, loans and mortgages payable	1	-	-	-	1
Total	$55	$35	$-	$1,518	$1,608

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

June 30, 2021		Remainder	Year Ending
(in millions)	Total	of 2021	2022	2023	2024	2025	2026	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$21,491	$-	$1,515	$1,668	$999	$2,751	$1,545	$13,013
Junior subordinated debt	1,556	-	-	-	-	-	-	1,556
AIG Japan Holdings Kabushiki Kaisha	343	-	-	225	-	118	-	-
AIGLH notes and bonds payable	200	-	-	-	-	101	-	99
AIGLH junior subordinated debt	227	-	-	-	-	-	-	227
Validus notes and bonds payable	346	-	-	-	-	-	-	346
Total AIG general borrowings	24,163	-	1,515	1,893	999	2,970	1,545	15,241
AIG borrowings supported by assets:
Series AIGFP matched notes and
bonds payable	21	-	-	-	-	-	-	21
GIAs, at fair value	1,904	89	52	127	147	579	102	808
Notes and bonds payable, at fair value	70	-	-	-	-	-	-	70
Total AIG borrowings supported by assets	1,995	89	52	127	147	579	102	899
Total debt issued or guaranteed by AIG	26,158	89	1,567	2,020	1,146	3,549	1,647	16,140
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans
and mortgages payable	3	1	1	1	-	-	-	-
Total debt not guaranteed by AIG	3	1	1	1	-	-	-	-
Total*	$26,161	$90	$1,568	$2,021	$1,146	$3,549	$1,647	$16,140
164 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

* Does not reflect $9.6 billion of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.

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

	Short-Term Debt		Senior Long-Term Debt
	Moody’s	S&P	Moody’s(a)	S&P(b)	Fitch(c)
American International Group, Inc.	P-2 (2nd of 3)	A-2 (2nd of 8)	Baa 2 (4th of 9)	BBB+ (4th of 9)	BBB+ (4th of 9)
			/ Stable outlook	CreditWatch	Rating Watch
				Negative	Negative
AIG Financial Products Corp.(d)	P-2	A-2	Baa 2 (4th of 9)	BBB+
			/ Stable outlook	CreditWatch
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

(d) AIG guarantees all obligations of AIG Financial Products Corp.

These credit ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at our request. For a discussion of rating agency actions in response to AIG’s announced intention to separate its Life and Retirement business from AIG, see –Rating Agency Actions Related to the Announced Separation of Life and Retirement below.

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

	A.M. Best	S&P	Fitch	Moody’s
National Union Fire Insurance Company of Pittsburgh, Pa.	A	A+	A	A2
Lexington Insurance Company	A	A+	A	A2
American Home Assurance Company	A	A+	A	A2
American General Life Insurance Company	A	A+	A+	A2
The Variable Annuity Life Insurance Company	A	A+	A+	A2
United States Life Insurance Company in the City of New York	A	A+	A+	A2
AIG Europe S.A.	NR	A+	NR	A2
American International Group UK Ltd.	A	A+	NR	A2
AIG General Insurance Co. Ltd.	NR	A+	NR	NR
Validus Reinsurance, Ltd.	A	A+	NR	A2

AIG | Second Quarter 2021 Form 10-Q 165

ITEM 2 | Liquidity and Capital Resources

These financial strength ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.

For a discussion of the effects of downgrades in our financial strength ratings see Note 9 to the Condensed Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit in the 2020 Annual Report.

Rating Agency Actions RELATED TO the ANNOUNCED SEPARATION OF LIFE AND RETIREMENT

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG, and on July 14, 2021, AIG and Blackstone announced that they have reached a definitive agreement for Blackstone to acquire a 9.9 percent equity stake in AIG’s Life and Retirement business. In response to such announcements, the rating agencies in the tables above took the following actions:

• On October 27, 2020, A.M. Best issued a comment stating that its financial strength and issuer credit ratings on AIG and subsidiaries are unchanged as a result of the announcement.

• On October 28, 2020, Fitch placed the credit ratings of AIG on “Rating Watch Negative.” Fitch also affirmed the financial strength ratings and outlooks on AIG’s insurance subsidiaries.

• On October 28, 2020, Moody’s placed the debt ratings of AIG on review for downgrade. Moody’s also affirmed the financial strength ratings and outlooks on AIG’s insurance subsidiaries. On July 15, 2021, Moody’s lowered its debt ratings of AIG to Baa2 from Baa1 and assigned a stable outlook. Moody’s also revised the outlook on the A2 financial strength ratings of the Life and Retirement subsidiaries to negative from stable. The ratings of the General Insurance subsidiaries were unaffected by these announcements.

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

Dividends

On February 16, 2021, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 30, 2021 to shareholders of record on March 16, 2021. On May 6, 2021, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 29, 2021 to shareholders of record on June 15, 2021. On August 5, 2021, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 30, 2021 to shareholders of record on September 16, 2021.

On February 16, 2021, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on March 15, 2021 to holders of record on February 26, 2021. On May 6, 2021, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on June 15, 2021 to holders of record on May 31, 2021. On August 5, 2021, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on September 15, 2021 to holders of record on August 31, 2021.

The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

166 AIG | Second Quarter 2021 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Repurchases of AIG Common Stock

Our Board of Directors has authorized the repurchase of shares of AIG Common Stock through a series of actions.

During the six-month period ended June 30, 2021, we repurchased approximately 13 million shares of AIG Common Stock for an aggregate purchase price of $592 million pursuant to Exchange Act Rule 10b5-1 repurchase plans. As of June 30, 2021, approximately $908 million remained under our then-existing share repurchase authorization.

On August 3, 2021, our Board of Directors authorized a share repurchase authorization of AIG Common Stock of $6.0 billion (inclusive of the approximately $908 million remaining under the Board’s prior share repurchase authorization). As of August 5, 2021, $6.0 billion remained under the authorization. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through the Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

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

For a further discussion of AIG’s risk management program see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2020 Annual Report.

As of June 30, 2021, there have been no material changes in our economic exposure to market risk from December 31, 2020, a description of which may be found in Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2020 Annual Report. See Part I, Item 1A. Risk Factors in the 2020 Annual Report on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

AIG | Second Quarter 2021 Form 10-Q 167

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

168 AIG | Second Quarter 2021 Form 10-Q

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

Adjusted revenues exclude Net realized gains (losses), income from non-operating litigation settlements (included in Other income for GAAP purposes) and changes in fair value of securities used to hedge guaranteed living benefits (included in Net investment income for GAAP purposes). Adjusted revenues is a GAAP measure for our segments.

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

AIG | Second Quarter 2021 Form 10-Q 169

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

170 AIG | Second Quarter 2021 Form 10-Q

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

AIG | Second Quarter 2021 Form 10-Q 171

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

172 AIG | Second Quarter 2021 Form 10-Q

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4 | Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AIG | Second Quarter 2021 Form 10-Q 173

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

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
April 1 – 30	1,203,662	$46.80	1,203,662	$1,081
May 1 – 31	1,335,896	50.62	1,335,896	1,014
June 1 – 30	2,074,198	51.00	2,074,198	908
Total	4,613,756	$49.79	4,613,756	$908

During the three-month period ended June 30, 2021, we repurchased approximately 5 million shares of AIG Common Stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $230 million pursuant to Exchange Act Rule 10b5-1 repurchase plans.

As of June 30, 2021, approximately $908 million remained under our then-existing share repurchase authorization of AIG Common Stock. On August 3, 2021, our Board of Directors authorized a share repurchase authorization of AIG Common Stock of $6.0 billion (inclusive of the approximately $908 million remaining under the Board’s prior share repurchase authorization). Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. The repurchase of AIG Common Stock is also subject to the terms of AIG’s Series A 5.85% Non-Cumulative Preferred Stock (Series A Preferred Stock), pursuant to which AIG may not (other than in limited circumstances) purchase, redeem or otherwise acquire AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

ITEM 4 | Mine Safety Disclosures

Not applicable.

174 AIG | Second Quarter 2021 Form 10-Q

ITEM 6 | Exhibits

Exhibit Index

Exhibit Number	Description	Location
4

Second Supplemental Indenture, dated as of June 10, 2021, to Junior Subordinated Indenture, dated as of December 1, 1996, among AIG Life Holdings, Inc. (as successor to America General Corporation), AIG and Deutsche Bank Trust Company Americas, as trustee.

Filed herewith.
10	(1) AIG Long Term Incentive Plan (as amended and restated April 2021)*	Incorporated by reference to Exhibit 10.6 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021 (File No. 1-8787).
	(2) AIG Long Term Incentive Plan Form of Award Agreement*	Incorporated by reference to Exhibit 10.7 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021 (File No. 1-8787).
	(3) Stock Purchase Agreement, dated as of July 14, 2021, between American International Group, Inc. and Argon Holdco LLC (an affiliate of The Blackstone Group, Inc.)	Filed herewith.
	(4) Purchase Agreement, dated as of July 14, 2021, between American International Group, Inc. and Aztec Holdco LLC (an affiliate of The Blackstone Group, Inc.)	Filed herewith.
22	Guaranteed Securities	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020 and (vi) the Notes to the Condensed Consolidated Financial Statements

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

AIG | Second Quarter 2021 Form 10-Q 175

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

Dated: August 6, 2021

176 AIG | Second Quarter 2021 Form 10-Q