Form 10-Q
period 2021-09-30
AMERICAN INTERNATIONAL GROUP, INC.
filed 2021-11-05
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

As of November 1, 2021, there were 830,297,608 shares outstanding of the registrant’s common stock.

AMERICAN INTERNATIONAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

September 30, 2021

AIG | Third Quarter 2021 Form 10-Q 1

Part I – Financial Information

Item 1. | Financial Statements

American International Group, Inc.

Condensed Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in millions, except for share data)	2021	2020
Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value, net of allowance for credit losses of $66 in 2021 and $186 in 2020
(amortized cost: 2021 - $254,925; 2020 - $244,337)*	$274,341	$271,496
Other bond securities, at fair value (See Note 5)*	4,651	5,291
Equity securities, at fair value (See Note 5)*	1,035	1,056
Mortgage and other loans receivable, net of allowance for credit losses of $641 in 2021 and $814 in 2020*	45,821	45,562
Other invested assets (portion measured at fair value: 2021 - $10,037; 2020 - $8,422)*	15,977	19,060
Short-term investments, including restricted cash of $77 in 2021 and $180 in 2020
(portion measured at fair value: 2021 - $5,640; 2020 - $5,968)*	13,771	18,203
Total investments	355,596	360,668

Cash*	2,699	2,827
Accrued investment income*	2,312	2,271
Premiums and other receivables, net of allowance for credit losses and disputes of $194 in 2021 and $205 in 2020	13,593	11,333
Reinsurance assets - Fortitude Re, net of allowance for credit losses and disputes of $0 in 2021 and $0 in 2020	33,694	34,578
Reinsurance assets - other, net of allowance for credit losses and disputes of $339 in 2021 and $326 in 2020	41,062	38,963
Deferred income taxes	12,385	12,624
Deferred policy acquisition costs	10,607	9,805
Other assets, net of allowance for credit losses of $49 in 2021 and $49 in 2020, including restricted cash of $58 in 2021
and $223 in 2020 (portion measured at fair value: 2021 - $998; 2020 - $887)*	17,429	13,122
Separate account assets, at fair value	105,423	100,290
Total assets	$594,800	$586,481
Liabilities:
Liability for unpaid losses and loss adjustment expenses, including allowance for credit losses of $14 in 2021 and $14 in 2020	$79,274	$77,720
Unearned premiums	21,245	18,660
Future policy benefits for life and accident and health insurance contracts	57,777	56,878
Policyholder contract deposits (portion measured at fair value: 2021 - $9,273; 2020 - $9,798)	156,623	154,470
Other policyholder funds	3,542	3,548
Fortitude Re funds withheld payable (portion measured at fair value: 2021 - $5,433; 2020 - $6,042)	40,888	43,060
Other liabilities (portion measured at fair value: 2021 - $703; 2020 - $570)*	32,819	27,122
Long-term debt (portion measured at fair value: 2021 - $1,964; 2020 - $2,097)	24,582	28,103
Debt of consolidated investment entities*	6,968	9,431
Separate account liabilities	105,423	100,290
Total liabilities	529,141	519,282
Contingencies, commitments and guarantees (See Note 11)	nil	nil

AIG shareholders’ equity:
Series A non-cumulative preferred stock and additional paid in capital, $5.00 par value; 100,000,000 shares
authorized; shares issued: 2021 - 20,000 and 2020 - 20,000; liquidation preference $500	485	485
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2021 - 1,906,671,492 and
2020 - 1,906,671,492	4,766	4,766
Treasury stock, at cost; 2021 - 1,070,875,441 shares; 2020 - 1,045,113,443 shares of common stock	(50,641)	(49,322)
Additional paid-in capital	81,327	81,418
Retained earnings	20,320	15,504
Accumulated other comprehensive income	8,606	13,511
Total AIG shareholders’ equity	64,863	66,362
Non-redeemable noncontrolling interests	796	837
Total equity	65,659	67,199
Total liabilities and equity	$594,800	$586,481

* See Note 8 for details of balances associated with variable interest entities.

See accompanying Notes to Condensed Consolidated Financial Statements.

2 AIG | Third Quarter 2021 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per common share data)	2021	2020	2021	2020
Revenues:
Premiums	$7,504	$6,677	$21,925	$21,527
Policy fees	714	648	2,269	2,152
Net investment income:
Net investment income - excluding Fortitude Re funds withheld assets	3,220	3,342	9,559	9,100
Net investment income - Fortitude Re funds withheld assets	495	458	1,488	574
Total net investment income	3,715	3,800	11,047	9,674
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re funds withheld
assets and embedded derivative	679	(498)	1,331	1,430
Net realized gains (losses) on Fortitude Re funds withheld assets	190	32	536	128
Net realized gains (losses) on Fortitude Re funds withheld embedded
derivative	(209)	(656)	117	(1,493)
Total net realized gains (losses)	660	(1,122)	1,984	65
Other income	242	218	745	642
Total revenues	12,835	10,221	37,970	34,060
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,959	5,872	17,182	18,718
Interest credited to policyholder account balances	923	882	2,663	2,757
Amortization of deferred policy acquisition costs	1,260	707	3,479	3,323
General operating and other expenses	2,240	1,991	6,546	6,231
Interest expense	328	379	1,008	1,099
(Gain) loss on extinguishment of debt	51	(2)	149	15
Net (gain) loss on divestitures	(102)	24	(108)	8,652
Total benefits, losses and expenses	10,659	9,853	30,919	40,795
Income (loss) from continuing operations before income tax expense (benefit)	2,176	368	7,051	(6,735)
Income tax expense (benefit)	439	74	1,234	(918)
Income (loss) from continuing operations	1,737	294	5,817	(5,817)
Income from discontinued operations, net of income taxes	-	5	-	4
Net income (loss)	1,737	299	5,817	(5,813)
Less:
Net income from continuing operations attributable to
noncontrolling interests	70	11	175	78
Net income (loss) attributable to AIG	1,667	288	5,642	(5,891)
Less: Dividends on preferred stock	7	7	22	22
Net income (loss) attributable to AIG common shareholders	$1,660	$281	$5,620	$(5,913)

Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$1.95	$0.31	$6.53	$(6.80)
Income (loss) from discontinued operations	$-	$0.01	$-	$-
Net income (loss) attributable to AIG common shareholders	$1.95	$0.32	$6.53	$(6.80)
Diluted:
Income (loss) from continuing operations	$1.92	$0.31	$6.45	$(6.80)
Income (loss) from discontinued operations	$-	$0.01	$-	$-
Net income (loss) attributable to AIG common shareholders	$1.92	$0.32	$6.45	$(6.80)
Weighted average shares outstanding:
Basic	852,765,263	867,713,308	861,211,983	869,627,926
Diluted	864,019,494	873,130,950	871,002,018	869,627,926

See accompanying Notes to Condensed Consolidated Financial Statements.

AIG | Third Quarter 2021 Form 10-Q 3

American International Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$1,737	$299	$5,817	$(5,813)
Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity securities on
which allowance for credit losses was taken	12	79	49	(154)
Change in unrealized appreciation (depreciation) of all other investments	(1,510)	1,385	(4,999)	5,925
Change in foreign currency translation adjustments	(135)	352	4	206
Change in retirement plan liabilities adjustment	31	(1)	42	1
Change in fair value of liabilities under fair value option attributable to changes in
own credit risk	-	1	(1)	2
Other comprehensive income (loss)	(1,602)	1,816	(4,905)	5,980
Comprehensive income	135	2,115	912	167
Comprehensive income attributable to noncontrolling interests	71	18	175	62
Comprehensive income attributable to AIG	$64	$2,097	$737	$105

See accompanying Notes to Condensed Consolidated Financial Statements.

4 AIG | Third Quarter 2021 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Three Months Ended September 30, 2021
Balance, beginning of period	$485	$4,766	$(49,634)	$81,322	$18,935	$10,209	$66,083	$825	$66,908
Common stock issued under stock plans	-	-	24	(19)	-	-	5	-	5
Purchase of common stock	-	-	(1,030)	(29)	-	-	(1,059)	-	(1,059)
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	1,667	-	1,667	70	1,737
Dividends on preferred stock	-	-	-	-	(7)	-	(7)	-	(7)
Dividends on common stock	-	-	-	-	(269)	-	(269)	-	(269)
Other comprehensive income (loss)	-	-	-	-	-	(1,603)	(1,603)	1	(1,602)
Net decrease due to divestitures
and acquisitions	-	-	-	-	-	-	-	(8)	(8)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	1	1
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(98)	(98)
Other	-	-	(1)	53	(6)	-	46	5	51
Balance, end of period	$485	$4,766	$(50,641)	$81,327	$20,320	$8,606	$64,863	$796	$65,659
Three Months Ended September 30, 2020
Balance, beginning of period	$485	$4,766	$(49,327)	$81,294	$15,847	$9,169	$62,234	$584	$62,818
Common stock issued under stock plans	-	-	-	(1)	-	-	(1)	-	(1)
Purchase of common stock	-	-	-	-	-	-	-	-	-
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	288	-	288	11	299
Dividends on preferred stock	-	-	-	-	(7)	-	(7)	-	(7)
Dividends on common stock	-	-	-	-	(276)	-	(276)	-	(276)
Other comprehensive income	-	-	-	-	-	1,809	1,809	7	1,816
Net decrease due to divestitures
and acquisitions	-	-	-	-	-	-	-	(28)	(28)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(71)	(71)
Other	-	-	-	75	(14)	-	61	(4)	57
Balance, end of period	$485	$4,766	$(49,327)	$81,368	$15,838	$10,978	$64,108	$499	$64,607

AIG | Third Quarter 2021 Form 10-Q 5

American International Group, Inc.

Condensed Consolidated Statements of Equity (unaudited)(continued)

	Preferred							Non-
	Stock and					Accumulated	Total AIG	redeemable
	Additional			Additional		Other	Share-	Non-
	Paid-in	Common	Treasury	Paid-in	Retained	Comprehensive	holders'	controlling	Total
(in millions)	Capital	Stock	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Nine Months Ended September 30, 2021
Balance, beginning of year	$485	$4,766	$(49,322)	$81,418	$15,504	$13,511	$66,362	$837	$67,199
Common stock issued under stock plans	-	-	202	(279)	-	-	(77)	-	(77)
Purchase of common stock	-	-	(1,622)	(29)	-	-	(1,651)	-	(1,651)
Net income attributable to AIG or
noncontrolling interests	-	-	-	-	5,642	-	5,642	175	5,817
Dividends on preferred stock	-	-	-	-	(22)	-	(22)	-	(22)
Dividends on common stock	-	-	-	-	(819)	-	(819)	-	(819)
Other comprehensive loss	-	-	-	-	-	(4,905)	(4,905)	-	(4,905)
Net increase due to divestitures
and acquisitions	-	-	-	-	-	-	-	50	50
Contributions from noncontrolling interests	-	-	-	-	-	-	-	8	8
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(279)	(279)
Other	-	-	101	217	15	-	333	5	338
Balance, end of period	$485	$4,766	$(50,641)	$81,327	$20,320	$8,606	$64,863	$796	$65,659
Nine Months Ended September 30, 2020
Balance, beginning of year	$485	$4,766	$(48,987)	$81,345	$23,084	$4,982	$65,675	$1,752	$67,427
Cumulative effect of change in accounting
principle, net of tax	-	-	-	-	(487)	-	(487)	-	(487)
Common stock issued under stock plans	-	-	167	(265)	-	-	(98)	-	(98)
Purchase of common stock	-	-	(500)	-	-	-	(500)	-	(500)
Net income (loss) attributable to AIG or
noncontrolling interests	-	-	-	-	(5,891)	-	(5,891)	78	(5,813)
Dividends on preferred stock	-	-	-	-	(22)	-	(22)	-	(22)
Dividends on common stock	-	-	-	-	(827)	-	(827)	-	(827)
Other comprehensive income (loss)	-	-	-	-	-	5,996	5,996	(16)	5,980
Net decrease due to divestitures
and acquisitions	-	-	-	-	-	-	-	(1,199)	(1,199)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	4	4
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(113)	(113)
Other	-	-	(7)	288	(19)	-	262	(7)	255
Balance, end of period	$485	$4,766	$(49,327)	$81,368	$15,838	$10,978	$64,108	$499	$64,607

See accompanying Notes to Condensed Consolidated Financial Statements.

6 AIG | Third Quarter 2021 Form 10-Q

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash flows from operating activities:
Net income (loss)	$5,817	$(5,813)
Income from discontinued operations	-	(4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net gains on sales of securities available for sale and other assets	(1,141)	(675)
Net (gains) losses on divestitures	(108)	8,652
Losses on extinguishment of debt	149	15
Unrealized gains in earnings - net	(1,295)	(1,971)
Equity in loss from equity method investments, net of dividends or distributions	14	210
Depreciation and other amortization	3,590	3,223
Impairments of assets	19	79
Changes in operating assets and liabilities:
Insurance reserves	5,829	2,238
Premiums and other receivables and payables - net	(1,387)	2,152
Reinsurance assets and funds held under reinsurance contracts	(1,739)	(2,148)
Capitalization of deferred policy acquisition costs	(3,858)	(3,256)
Current and deferred income taxes - net	497	(1,793)
Other, net	(623)	(300)
Total adjustments	(53)	6,426
Net cash provided by operating activities	5,764	609
Cash flows from investing activities:
Proceeds from (payments for)
Sales or distributions of:
Available for sale securities	19,211	17,303
Other securities	703	2,256
Other invested assets	3,298	3,159
Divestitures, net	137	2,119
Maturities of fixed maturity securities available for sale	26,424	19,441
Principal payments received on and sales of mortgage and other loans receivable	5,684	5,177
Purchases of:
Available for sale securities	(53,220)	(43,228)
Other securities	(128)	(562)
Other invested assets	(2,134)	(2,197)
Mortgage and other loans receivable	(6,156)	(4,072)
Net change in short-term investments	4,569	(7,368)
Other, net	(1,312)	2,751
Net cash used in investing activities	(2,924)	(5,221)
Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	19,522	16,255
Policyholder contract withdrawals	(16,208)	(12,802)
Issuance of long-term debt	79	4,166
Issuance of debt of consolidated investment entities	3,458	1,459
Repayments of long-term debt	(3,451)	(1,207)
Repayments of debt of consolidated investment entities	(3,210)	(2,042)
Purchase of common stock	(1,651)	(500)
Dividends paid on preferred stock	(22)	(22)
Dividends paid on common stock	(819)	(827)
Other, net	(458)	425
Net cash provided by (used in) financing activities	(2,760)	4,905
Effect of exchange rate changes on cash and restricted cash	(40)	27
Net increase in cash and restricted cash	40	320
Cash and restricted cash at beginning of year	3,230	3,287
Change in cash of held for sale assets	(436)	-
Cash and restricted cash at end of period	$2,834	$3,607
AIG | Third Quarter 2021 Form 10-Q 7

American International Group, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)(continued)

Supplementary Disclosure of Condensed Consolidated Cash Flow Information

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash	$2,699	$3,191
Restricted cash included in Short-term investments*	77	214
Restricted cash included in Other assets*	58	202
Total cash and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,834	$3,607

Cash paid during the period for:
Interest	$781	$829
Taxes	$737	$875
Non-cash investing activities:
Fixed maturity securities available for sale received in connection with pension risk transfer transactions	$797	$1,008
Fixed maturity securities received in connection with reinsurance transactions	$58	$336
Fixed maturity securities transferred in connection with reinsurance transactions	$(734)	$-
Non-cash financing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,691	$2,826
Fee income debited to policyholder contract deposits included in financing activities	$(1,267)	$(1,278)

* Includes funds held for tax sharing payments to AIG Parent, security deposits, and replacement reserve deposits related to our affordable housing investments.

See accompanying Notes to Condensed Consolidated Financial Statements.

8 AIG | Third Quarter 2021 Form 10-Q

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

Certain of our foreign subsidiaries included in the Condensed Consolidated Financial Statements report on the basis of a fiscal year ending November 30. The effect on our consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these Condensed Consolidated Financial Statements has been considered for adjustment and/or disclosure. In the opinion of management, these Condensed Consolidated Financial Statements contain normal recurring adjustments, including eliminations of material intercompany accounts and transactions, necessary for a fair statement of the results presented herein. Operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, especially when considering the risks and uncertainties associated with COVID-19 and the impact it may have on our business, results of operations and financial condition.

We evaluated the need to recognize or disclose events that occurred subsequent to September 30, 2021 and prior to the issuance of these Condensed Consolidated Financial Statements.

Sales/disposals of ASSETS AND Businesses

Separation of Life and Retirement Business and Relationship with Blackstone Inc.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On July 14, 2021, AIG and Blackstone Inc. (Blackstone) announced that they have reached a definitive agreement for Blackstone to acquire a 9.9 percent equity stake in SAFG Retirement Services, Inc. (SAFG), which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. The transaction contemplates that most of AIG’s investment operations would be transferred to SAFG or its subsidiaries as part of the separation. As part of this agreement, AIG also agreed to enter into a long-term asset management relationship with Blackstone to manage an initial $50 billion of Life and Retirement’s existing investment portfolio upon closing of the equity investment, with that amount increasing by increments of $8.5 billion per year for the next five years beginning in the fourth quarter of 2022, for an aggregate of $92.5 billion. Following the closing of the transaction, Blackstone will be entitled to designate one member of the board of directors of SAFG, which will consist of 11 directors. Pursuant to the definitive agreement, Blackstone will be required to hold its ownership interest in SAFG following the completion of the separation of the Life and Retirement business, subject to exceptions permitting Blackstone to sell 25%, 67% and 75% of its shares after the first, second and third anniversaries, respectively, of the initial public offering of SAFG (the IPO), with the transfer restrictions terminating in full on the fifth anniversary of the IPO. In the event that the IPO of SAFG is not completed prior to the second anniversary of the closing of the transaction, Blackstone will have the right to require AIG to undertake the IPO, and in the event that the IPO has not been completed prior to the third anniversary of the closing, Blackstone will have the right to exchange all or a portion of its ownership interest in SAFG for shares of AIG’s common stock on the terms set forth in the definitive agreement. These transactions closed on November 2, 2021. While we currently believe the IPO is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that future separation transactions may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the Securities and Exchange Commission (SEC).

AIG | Third Quarter 2021 Form 10-Q 9

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

On July 14, 2021, AIG and Blackstone Real Estate Income Trust (BREIT), a long-term, perpetual capital vehicle affiliated with Blackstone, announced that they have reached a definitive agreement for BREIT to acquire AIG’s interests in a U.S. affordable housing portfolio for approximately $5.1 billion, subject to certain adjustments, in an all cash transaction. As of September 30, 2021, the assets, primarily Other invested assets (Investment real estate) and liabilities, primarily Debt of consolidated investment entities, related to the Affordable Housing portfolio, $4.3 billion and $2.7 billion, respectively, are classified as held for sale and are reported in Other assets and Other liabilities within our Condensed Consolidated Balance Sheets. This transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2021.

Sale of Certain AIG Life and Retirement Retail Mutual Funds Business

On February 8, 2021, AIG announced the execution of a definitive agreement with Touchstone Investments (Touchstone), an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of AIG Life and Retirement’s Retail Mutual Funds business. The transaction closed on July 16, 2021 at which time we received initial proceeds, and twelve retail mutual funds managed by SunAmerica Asset Management, LLC (SAAMCo), a member of AIG Life and Retirement, with $6.8 billion in assets, were reorganized into Touchstone funds. Additional proceeds may be earned over a three-year period based on asset levels in certain reorganized funds. Six retail mutual funds managed by SAAMCo and not included in the transaction were liquidated. AIG Life and Retirement will retain its fund management platform and capabilities dedicated to its variable annuity insurance products.

Fortitude Holdings

On June 2, 2020, we completed the sale of a majority of the interests in Fortitude Group Holdings, LLC (Fortitude Holdings) to Carlyle FRL, L.P. (Carlyle FRL), an investment fund advised by an affiliate of The Carlyle Group Inc. (Carlyle), and T&D United Capital Co., Ltd. (T&D), a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the Majority Interest Fortitude Sale). AIG established Fortitude Reinsurance Company Ltd. (Fortitude Re), a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Run-Off operations. As of September 30, 2021, approximately $29.9 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $3.8 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Run-Off operations. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, following the closing of the Majority Interest Fortitude Sale, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.

AIG sold a 19.9 percent ownership interest in Fortitude Holdings to TC Group Cayman Investments Holdings, L.P. (TCG), an affiliate of Carlyle, in November 2018 (the 2018 Fortitude Sale). As a result of completion of the Majority Interest Fortitude Sale, Carlyle FRL purchased from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D purchased from AIG a 25 percent ownership interest in Fortitude Holdings; AIG retained a 3.5 percent ownership interest in Fortitude Holdings and one seat on its Board of Managers. The $2.2 billion of proceeds received by AIG at closing included (i) the $1.8 billion under the Majority Interest Fortitude Sale, subject to a post-closing purchase price adjustment pursuant to which AIG would pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur through December 31, 2023, up to a maximum payment of $500 million; and (ii) a $383 million purchase price adjustment from Carlyle FRL and T&D, corresponding to their respective portions of a proposed $500 million non-pro rata distribution from Fortitude Holdings that was not received by AIG prior to the closing. Effective in the second quarter of 2021, AIG, Fortitude Holdings, Carlyle FRL, T&D and Carlyle amended the purchase agreement to finalize the post-closing purchase price adjustment for adverse reserve development. As a result of this amendment, during the nine months ended September 30, 2021, AIG recorded a $21 million benefit through Policyholder benefits and losses incurred and eliminated further net exposure to adverse development on the reserves ceded to Fortitude Re.

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

10 AIG | Third Quarter 2021 Form 10-Q

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

AIG | Third Quarter 2021 Form 10-Q 11

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 1. Basis of Presentation

REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the fourth quarter of 2020, we identified certain cash flows that had been incorrectly classified in our Consolidated Statements of Cash Flows. Specifically, misclassifications were identified related to policyholder contract deposits that impacted several line items within the previously issued Consolidated Statements of Cash Flows. While these items affect the cash flows from operating and financing activities, they had no impact on the net increase (decrease) in cash and restricted cash for the previously reported periods. For the nine months ended September 30, 2020, the unrealized (gains) losses in earnings – net and Insurance reserves line items in the Condensed Consolidated Statements of Cash Flows were adjusted by $(2,043) million and $420 million, respectively. The total net cash provided by (used in) operating activities was adjusted by $(1,623) million. Additionally, the Policyholder contract deposits and Policyholder contract withdrawals line items in the Condensed Consolidated Statements of Cash Flows were adjusted by $2,241 million and $(618) million, respectively. The total net cash provided by financing activities was adjusted by $1,623 million.

In the third quarter of 2021, we identified misclassifications related to the balance sheet presentation of certain of our universal life and variable annuity products which resulted in an overstatement of Policyholder contract deposits and an understatement of Future policyholder benefits for life and accident and health insurance contracts. These balance sheet-only items had no impact to total liabilities reported, the Condensed Consolidated Statements of Income (Loss) or the Condensed Consolidated Statements of Cash Flows in any prior period. Accordingly, the Policyholder contract deposits, and Future policy benefits for life and accident and health insurance contracts included within the Condensed Consolidated Balance Sheets were decreased and increased, respectively, by $5.8 billion on December 31, 2020 to $154.5 billion and $56.9 billion, respectively.

We assessed the materiality of the misclassifications described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin Number 99, Materiality, as codified in ASC 250-10, Accounting Changes and Error Corrections. We have determined that these misclassifications were not material to the financial statements of any prior annual or interim period. Accordingly, the nine-month period ended September 30, 2020 has been corrected in the comparative Condensed Consolidated Statements of Cash Flows to account for the misclassification of the policyholder contract deposits and the Condensed Consolidated Balance Sheets as of December 31, 2020 has been corrected to account for the misclassification of certain universal life and variable annuity products. Additionally, impacted prior periods will be revised within the Annual Report on Form 10-K to be filed for the period ending December 31, 2021.

DEBT CASH TENDER OFFERS

In the nine months ended September 30, 2021, we repurchased, through cash tender offers, and canceled approximately $262 million aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $369 million and wrote off $4 million of unamortized debt issuance costs, resulting in a total loss on extinguishment of debt of approximately $111 million.

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

12 AIG | Third Quarter 2021 Form 10-Q

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

• Requires the discount rate assumption to be updated at the end of each reporting period using an upper medium grade (low-credit risk) fixed income instrument yield that maximizes the use of observable market inputs and recognizes the impact of changes to discount rates in other comprehensive income (loss).

• Simplifies the amortization of DAC to a constant level basis over the expected term of the related contracts with adjustments for unexpected terminations, but no longer requires an impairment test.

• Requires the measurement of all market risk benefits associated with deposit (or account balance) contracts at fair value through the income statement with the exception of instrument-specific credit risk changes, which will be recognized in other comprehensive income (loss).

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

AIG | Third Quarter 2021 Form 10-Q 13

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

North America and International operating segments consist of the following products:

–Commercial Lines – consists of Liability, Financial Lines, Property, Global Specialty and Crop Risk Services.

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

• Life Insurance – primary products in the U.S. include term life and universal life insurance. International operations primarily include distribution of life and health products in the UK and Ireland.

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

14 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

The following table presents AIG’s continuing operations by operating segment:

Three Months Ended September 30,	2021			2020
		Adjusted			Adjusted
	Adjusted	Pre-tax		Adjusted	Pre-tax
(in millions)	Revenues	Income (Loss)		Revenues	Income (Loss)
General Insurance
North America	$2,907	$(166)	(a)	$2,494	$(370)	(a)
International	3,516	186	(a)	3,359	(53)	(a)
Net investment income	791	791		839	839
Total General Insurance	7,214	811		6,692	416
Life and Retirement
Individual Retirement	1,560	292		1,479	532
Group Retirement	832	316		758	338
Life Insurance	1,211	134		1,189	32
Institutional Markets	841	135		564	106
Total Life and Retirement	4,444	877		3,990	1,008
Other Operations
Other Operations before consolidation and eliminations	301	(370)		223	(368)
AIG consolidation and eliminations	(206)	(192)		(149)	(140)
Total Other Operations	95	(562)		74	(508)
Total	11,753	1,126		10,756	916
Reconciling items to pre-tax income:
Changes in fair value of securities used to hedge guaranteed living benefits	14	26		14	15
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized gains (losses)	-	9		-	78
Changes in the fair value of equity securities	(45)	(45)		119	119
Other income (expense) - net	(6)	-		22	-
Gain (loss) on extinguishment of debt	-	(51)		-	2
Net investment income on Fortitude Re funds withheld assets	495	495		458	458
Net realized gains on Fortitude Re funds withheld assets	190	190		32	32
Net realized losses on Fortitude Re funds withheld
embedded derivative	(209)	(209)		(656)	(656)
Net realized gains (losses)(b)	643	652		(524)	(512)
Income (loss) from divestitures	-	102		-	(24)
Non-operating litigation reserves and settlements	-	(3)		-	(1)
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	115		-	30
Net loss reserve discount benefit (charge)	-	(72)		-	31
Pension expense related to a one-time lump sum payment to former employees	-	(27)		-	-
Integration and transaction costs associated with acquiring or divesting
businesses	-	(11)		-	(1)
Restructuring and other costs	-	(104)		-	(100)
Non-recurring costs related to regulatory or accounting changes	-	(17)		-	(19)
Revenues and pre-tax income	$12,835	$2,176		$10,221	$368

AIG | Third Quarter 2021 Form 10-Q 15

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 3. Segment Information

Nine Months Ended September 30,	2021			2020
		Adjusted			Adjusted
	Adjusted	Pre-tax		Adjusted	Pre-tax
(in millions)	Revenues	Income (Loss)		Revenues	Income (Loss)
General Insurance
North America	$7,980	$(199)	(a)	$7,699	$(912)	(a)
International	10,524	755	(a)	9,970	59	(a)
Net investment income	2,294	2,294		1,945	1,945
Total General Insurance	20,798	2,850		19,614	1,092
Life and Retirement
Individual Retirement	4,556	1,441		4,178	1,386
Group Retirement	2,458	970		2,164	695
Life Insurance	3,839	114		3,608	112
Institutional Markets	2,617	417		2,987	311
Total Life and Retirement	13,470	2,942		12,937	2,504
Other Operations
Other Operations before consolidation and eliminations	884	(1,240)		1,145	(1,535)
AIG consolidation and eliminations	(511)	(462)		(255)	(174)
Total Other Operations	373	(1,702)		890	(1,709)
Total	34,641	4,090		33,441	1,887
Reconciling items to pre-tax income (loss):
Changes in fair value of securities used to hedge guaranteed living benefits	46	61		42	24
Changes in benefit reserves and DAC, VOBA and SIA related to net
realized gains (losses)	-	(74)		-	(205)
Changes in the fair value of equity securities	(36)	(36)		(16)	(16)
Other income (expense) - net	(14)	-		46	-
Loss on extinguishment of debt	-	(149)		-	(15)
Net investment income on Fortitude Re funds withheld assets	1,488	1,488		574	574
Net realized gains on Fortitude Re funds withheld assets	536	536		128	128
Net realized gains (losses) on Fortitude Re funds withheld
embedded derivative	117	117		(1,493)	(1,493)
Net realized gains(b)	1,192	1,220		1,332	1,375
Income (loss) from divestitures	-	108		-	(8,652)
Non-operating litigation reserves and settlements	-	(3)		6	5
Favorable prior year development and related amortization
changes ceded under retroactive reinsurance agreements	-	199		-	71
Net loss reserve discount charge	-	(62)		-	(41)
Pension expense related to a one-time lump sum payment to former employees	-	(27)		-	-
Integration and transaction costs associated with acquiring or divesting
businesses	-	(55)		-	(7)
Restructuring and other costs	-	(304)		-	(324)
Non-recurring costs related to regulatory or accounting changes	-	(58)		-	(46)
Revenues and pre-tax income (loss)	$37,970	$7,051		$34,060	$(6,735)

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

16 AIG | Third Quarter 2021 Form 10-Q

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

AIG | Third Quarter 2021 Form 10-Q 17

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2021				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$4	$4,452	$-	$-	$-	$4,456
Obligations of states, municipalities and political subdivisions	-	13,089	1,806	-	-	14,895
Non-U.S. governments	34	16,158	7	-	-	16,199
Corporate debt	-	174,291	2,646	-	-	176,937
RMBS	-	17,354	11,098	-	-	28,452
CMBS	-	14,287	1,025	-	-	15,312
CDO/ABS	-	8,903	9,187	-	-	18,090
Total bonds available for sale	38	248,534	25,769	-	-	274,341
Other bond securities:
U.S. government and government sponsored entities	-	1,761	-	-	-	1,761
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	12	-	-	-	12
RMBS	-	208	107	-	-	315
CMBS	-	238	36	-	-	274
CDO/ABS	-	104	2,185	-	-	2,289
Total other bond securities	-	2,323	2,328	-	-	4,651
Equity securities	1,002	28	5	-	-	1,035
Other invested assets(b)	-	145	1,906	-	-	2,051
Derivative assets(c):
Interest rate contracts	-	3,682	1	-	-	3,683
Foreign exchange contracts	-	1,347	1	-	-	1,348
Equity contracts	26	251	310	-	-	587
Commodity contracts	-	8	-	-	-	8
Credit contracts	-	-	2	-	-	2
Other contracts	-	-	12	-	-	12
Counterparty netting and cash collateral	-	-	-	(2,698)	(2,058)	(4,756)
Total derivative assets	26	5,288	326	(2,698)	(2,058)	884
Short-term investments	3,635	2,005	-	-	-	5,640
Other assets	-	-	114	-	-	114
Separate account assets	101,533	3,890	-	-	-	105,423
Total	$106,234	$262,213	$30,448	$(2,698)	$(2,058)	$394,139
Liabilities:
Policyholder contract deposits	$-	$-	$9,273	$-	$-	$9,273
Derivative liabilities(c):
Interest rate contracts	1	3,889	-	-	-	3,890
Foreign exchange contracts	-	621	-	-	-	621
Equity contracts	4	52	3	-	-	59
Credit contracts	-	18	43	-	-	61
Other contracts	-	-	1	-	-	1
Counterparty netting and cash collateral	-	-	-	(2,698)	(1,231)	(3,929)
Total derivative liabilities	5	4,580	47	(2,698)	(1,231)	703
Fortitude Re funds withheld payable	-	-	5,433	-	-	5,433
Other liabilities	-	-	-	-	-	-
Long-term debt	-	1,964	-	-	-	1,964
Total	$5	$6,544	$14,753	$(2,698)	$(1,231)	$17,373

18 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

December 31, 2020				Counterparty	Cash
(in millions)	Level 1	Level 2	Level 3	Netting(a)	Collateral	Total
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$73	$4,053	$-	$-	$-	$4,126
Obligations of states, municipalities and political subdivisions	-	14,019	2,105	-	-	16,124
Non-U.S. governments	28	15,312	5	-	-	15,345
Corporate debt	-	166,949	2,349	-	-	169,298
RMBS	-	19,771	11,694	-	-	31,465
CMBS	-	15,211	922	-	-	16,133
CDO/ABS	-	9,191	9,814	-	-	19,005
Total bonds available for sale	101	244,506	26,889	-	-	271,496
Other bond securities:
U.S. government and government sponsored entities	-	1,845	-	-	-	1,845
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	12	-	-	-	12
RMBS	-	290	139	-	-	429
CMBS	-	273	47	-	-	320
CDO/ABS	-	173	2,512	-	-	2,685
Total other bond securities	-	2,593	2,698	-	-	5,291
Equity securities	929	76	51	-	-	1,056
Other invested assets(b)	-	102	1,827	-	-	1,929
Derivative assets(c):
Interest rate contracts	-	4,637	-	-	-	4,637
Foreign exchange contracts	-	1,020	2	-	-	1,022
Equity contracts	9	923	198	-	-	1,130
Credit contracts	-	-	2	-	-	2
Other contracts	-	-	14	-	-	14
Counterparty netting and cash collateral	-	-	-	(3,812)	(2,219)	(6,031)
Total derivative assets	9	6,580	216	(3,812)	(2,219)	774
Short-term investments	2,379	3,589	-	-	-	5,968
Other assets	-	-	113	-	-	113
Separate account assets	96,560	3,730	-	-	-	100,290
Total	$99,978	$261,176	$31,794	$(3,812)	$(2,219)	$386,917
Liabilities:
Policyholder contract deposits	$-	$-	$9,798	$-	$-	$9,798
Derivative liabilities(c):
Interest rate contracts	1	4,435	-	-	-	4,436
Foreign exchange contracts	-	1,090	-	-	-	1,090
Equity contracts	14	162	47	-	-	223
Credit contracts	-	23	44	-	-	67
Other contracts	-	-	6	-	-	6
Counterparty netting and cash collateral	-	-	-	(3,812)	(1,441)	(5,253)
Total derivative liabilities	15	5,710	97	(3,812)	(1,441)	569
Fortitude Re funds withheld payable	-	-	6,042	-	-	6,042
Other liabilities	-	1	-	-	-	1
Long-term debt	-	2,097	-	-	-	2,097
Total	$15	$7,808	$15,937	$(3,812)	$(1,441)	$18,507

(a)Represents netting of derivative exposures covered by qualifying master netting agreements.

(b) Excludes investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent), which totaled $8.0 billion and $6.5 billion as of September 30, 2021 and December 31, 2020, respectively.

(c) Presented as part of Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.

AIG | Third Quarter 2021 Form 10-Q 19

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and nine-month periods ended September 30, 2021 and 2020 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets at September 30, 2021 and 2020:

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		Gains		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	(Losses)	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers		End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Other	of Period	at End of Period	at End of Period
Three Months Ended September 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$1,939	$6	$(9)	$(7)	$-	$(61)	$(62)	$1,806	$-	$-
Non-U.S. governments	10	-	-	-	-	(3)	-	7	-	-
Corporate debt	2,773	(1)	2	(173)	57	(12)	-	2,646	-	-
RMBS	11,085	118	(8)	(86)	8	(19)	-	11,098	-	-
CMBS	1,082	4	(6)	(13)	-	(42)	-	1,025	-	-
CDO/ABS	9,318	22	(41)	180	64	(356)	-	9,187	-	-
Total bonds available for sale	26,207	149	(62)	(99)	129	(493)	(62)	25,769	-	-
Other bond securities:
RMBS	113	2	-	(8)	-	-	-	107	-	-
CMBS	46	(1)	-	(9)	-	-	-	36	-	-
CDO/ABS	2,279	40	-	(134)	-	-	-	2,185	-	-
Total other bond securities	2,438	41	-	(151)	-	-	-	2,328	-	-
Equity securities	4	-	1	(1)	1	-	-	5	-	-
Other invested assets	2,099	161	(3)	(351)	-	-	-	1,906	141	-
Other assets	113	-	-	1	-	-	-	114	-	-
Total	$30,861	$351	$(64)	$(601)	$130	$(493)	$(62)	$30,122	$141	$-
		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		(Gains)		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	Losses	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers		End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Other	of Period	at End of Period	at End of Period
Liabilities:
Policyholder contract deposits	$9,020	$(26)	$-	$279	$-	$-	$-	$9,273	$362	$-
Derivative liabilities, net:
Interest rate contracts	(1)	(2)	-	2	-	-	-	(1)	2	-
Foreign exchange contracts	(1)	(1)	-	1	-	-	-	(1)	1	-
Equity contracts	(357)	99	-	(50)	-	1	-	(307)	(90)	-
Credit contracts	43	-	-	(2)	-	-	-	41	1	-
Other contracts	(10)	(17)	-	16	-	-	-	(11)	16	-
Total derivative liabilities, net(a)	(326)	79	-	(33)	-	1	-	(279)	(70)	-
Fortitude Re funds withheld
payable	5,317	209	-	(93)	-	-	-	5,433	414	-
Total	$14,011	$262	$-	$153	$-	$1	$-	$14,427	$706	$-
20 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		Gains		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	(Losses)	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Three Months Ended September 30, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,279	$3	$(4)	$(30)	$-	$(65)	$-	$2,183	$-	$-
Non-U.S. governments	5	-	1	-	1	-	-	7	-	-
Corporate debt	1,900	(33)	52	(25)	452	(231)	-	2,115	-	38
RMBS	12,678	192	301	(412)	3	(107)	-	12,655	-	335
CMBS	1,149	3	36	(11)	-	(196)	-	981	-	27
CDO/ABS	9,461	5	180	(174)	125	(244)	-	9,353	-	172
Total bonds available for sale	27,472	170	566	(652)	581	(843)	-	27,294	-	572
Other bond securities:
RMBS	168	16	-	(16)	-	-	-	168	4	-
CMBS	47	1	-	-	-	-	-	48	1	-
CDO/ABS	2,531	124	-	(100)	-	-	-	2,555	34	-
Total other bond securities	2,746	141	-	(116)	-	-	-	2,771	39	-
Equity securities	43	-	2	1	7	(27)	-	26	1	-
Other invested assets	1,486	74	(2)	25	-	-	-	1,583	-	-
Other assets	111	-	-	2	-	-	(1)	112	-	-
Total	$31,858	$385	$566	$(740)	$588	$(870)	$(1)	$31,786	$40	$572
		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		(Gains)		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	Losses	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Liabilities:
Policyholder contract deposits	$9,233	$19	$-	$70	$-	$-	$-	$9,322	$273	$-
Derivative liabilities, net:
Interest rate contracts	-	-	-	-	-	-	-	-	-	-
Foreign exchange contracts	(1)	(2)	-	-	-	-	-	(3)	2	-
Equity contracts	(53)	9	-	(65)	(1)	5	-	(105)	-	-
Credit contracts	45	1	-	(2)	-	-	-	44	(7)	-
Other contracts	(3)	(19)	-	16	-	-	-	(6)	18	-
Total derivative liabilities, net(a)	(12)	(11)	-	(51)	(1)	5	-	(70)	13	-
Fortitude Re funds withheld
payable	4,510	656	-	(30)	-	-	-	5,136	(256)	-
Total	$13,731	$664	$-	$(11)	$(1)	$5	$-	$14,388	$30	$-

AIG | Third Quarter 2021 Form 10-Q 21

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		Gains		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	(Losses)	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers		End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Other	of Period	at End of Period	at End of Period
Nine Months Ended September 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,105	$14	$(40)	$(125)	$-	$(86)	$(62)	$1,806	$-	$225
Non-U.S. governments	5	-	(1)	1	5	(3)	-	7	-	-
Corporate debt	2,349	12	9	35	452	(211)	-	2,646	-	(106)
RMBS	11,694	435	17	(977)	8	(79)	-	11,098	-	934
CMBS	922	20	(39)	245	56	(179)	-	1,025	-	(45)
CDO/ABS	9,814	37	(11)	(358)	902	(1,197)	-	9,187	-	425
Total bonds available for sale	26,889	518	(65)	(1,179)	1,423	(1,755)	(62)	25,769	-	1,433
Other bond securities:
RMBS	139	6	-	(38)	-	-	-	107	(86)	-
CMBS	47	(2)	-	(15)	6	-	-	36	2	-
CDO/ABS	2,512	74	-	(401)	-	-	-	2,185	235	-
Total other bond securities	2,698	78	-	(454)	6	-	-	2,328	151	-
Equity securities	51	11	1	(124)	77	(11)	-	5	3	-
Other invested assets	1,827	417	(10)	(328)	-	-	-	1,906	386	-
Other assets	113	-	-	1	-	-	-	114	-	-
Total	$31,578	$1,024	$(74)	$(2,084)	$1,506	$(1,766)	$(62)	$30,122	$540	$1,433
		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		(Gains)		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	Losses	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers		End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Other	of Period	at End of Period	at End of Period
Liabilities:
Policyholder contract deposits	$9,798	$(923)	$-	$398	$-	$-	$-	$9,273	$1,914	$-
Derivative liabilities, net:
Interest rate contracts	-	(4)	-	3	-	-	-	(1)	4	-
Foreign exchange contracts	(2)	-	-	1	-	-	-	(1)	-	-
Equity contracts	(151)	2	-	(204)	-	46	-	(307)	(58)	-
Credit contracts	42	7	-	(8)	-	-	-	41	2	-
Other contracts	(8)	(50)	-	47	-	-	-	(11)	50	-
Total derivative liabilities, net(a)	(119)	(45)	-	(161)	-	46	-	(279)	(2)	-
Fortitude Re funds withheld
payable	6,042	(117)	-	(492)	-	-	-	5,433	1,917	-
Total	$15,721	$(1,085)	$-	$(255)	$-	$46	$-	$14,427	$3,829	$-

22 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		Gains		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	(Losses)	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Nine Months Ended September 30, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$2,121	$8	$195	$127	$27	$(295)	$-	$2,183	$-	$193
Non-U.S. governments	-	-	1	5	7	(6)	-	7	-	-
Corporate debt	1,663	(101)	43	95	1,074	(659)	-	2,115	-	59
RMBS	13,408	532	(375)	(806)	29	(133)	-	12,655	-	(213)
CMBS	1,053	14	70	17	23	(196)	-	981	-	66
CDO/ABS	7,686	25	55	(19)	2,062	(456)	-	9,353	-	38
Total bonds available for sale	25,931	478	(11)	(581)	3,222	(1,745)	-	27,294	-	143
Other bond securities:
RMBS	143	16	-	9	-	-	-	168	3	-
CMBS	50	-	-	(2)	-	-	-	48	(1)	-
CDO/ABS	3,545	225	-	(1,215)	-	-	-	2,555	25	-
Total other bond securities	3,738	241	-	(1,208)	-	-	-	2,771	27	-
Equity securities	8	(1)	3	11	33	(28)	-	26	1	-
Other invested assets	1,192	11	(2)	232	150	-	-	1,583	(13)	-
Other assets	89	-	-	61	-	-	(38)	112	-	-
Total	$30,958	$729	$(10)	$(1,485)	$3,405	$(1,773)	$(38)	$31,786	$15	$143

		Net								Changes in
		Realized								Unrealized Gains
		and		Purchases,					Changes in	(Losses) Included in
		Unrealized		Sales,					Unrealized Gains	Other Comprehensive
		(Gains)		Issuances					(Losses) Included	Income (Loss) for
	Fair Value	Losses	Other	and	Gross	Gross		Fair Value	in Income on	Recurring Level 3
	Beginning	Included	Comprehensive	Settlements,	Transfers	Transfers	Divested	End	Instruments Held	Instruments Held
(in millions)	of Period	in Income	Income (Loss)	Net	In	Out	Businesses	of Period	at End of Period	at End of Period
Liabilities:
Policyholder contract deposits	$6,910	$2,250	$-	$162	$-	$-	$-	$9,322	$(1,436)	$-
Derivative liabilities, net:
Interest rate contracts	-	(1)	-	1	-	-	-	-	1	-
Foreign exchange contracts	(6)	2	-	1	-	-	-	(3)	2	-
Equity contracts	(151)	19	-	23	(1)	5	-	(105)	(62)	-
Credit contracts	62	(59)	-	41	-	-	-	44	8	-
Other contracts	(7)	(46)	-	47	-	-	-	(6)	45	-
Total derivative liabilities, net(a)	(102)	(85)	-	113	(1)	5	-	(70)	(6)	-
Fortitude Re funds withheld
payable	-	1,493	-	(30)	-	-	3,673	5,136	(919)	-
Total	$6,808	$3,658	$-	$245	$(1)	$5	$3,673	$14,388	$(2,361)	$-

(a)Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

AIG | Third Quarter 2021 Form 10-Q 23

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Net realized and unrealized gains and losses included in income related to Level 3 assets and liabilities shown above are reported in the Condensed Consolidated Statements of Income (Loss) as follows:

	Net
	Investment	Net Realized	Other
(in millions)	Income	Gains (Losses)	Income	Total
Three Months Ended September 30, 2021
Assets:
Bonds available for sale	$155	$(6)	$-	$149
Other bond securities	41	-	-	41
Equity securities	-	-	-	-
Other invested assets	165	(4)	-	161
Three Months Ended September 30, 2020
Assets:
Bonds available for sale	$177	$(7)	$-	$170
Other bond securities	143	(2)	-	141
Equity securities	-	-	-	-
Other invested assets	74	-	-	74
Nine Months Ended September 30, 2021
Assets:
Bonds available for sale	$503	$15	$-	$518
Other bond securities	78	-	-	78
Equity securities	11	-	-	11
Other invested assets	406	11	-	417
Nine Months Ended September 30, 2020
Assets:
Bonds available for sale	$557	$(79)	$-	$478
Other bond securities	(25)	266	-	241
Equity securities	-	(1)	-	(1)
Other invested assets	11	-	-	11

	Net
	Investment	Net Realized	Other
(in millions)	Income	(Gains) Losses	Income	Total
Three Months Ended September 30, 2021
Liabilities:
Policyholder contract deposits*	$-	$(26)	$-	$(26)
Derivative liabilities, net	-	93	(14)	79
Fortitude Re funds withheld payable	-	209	-	209
Three Months Ended September 30, 2020
Liabilities:
Policyholder contract deposits*	$-	$19	$-	$19
Derivative liabilities, net	-	5	(16)	(11)
Fortitude Re funds withheld payable	-	656	-	656
Nine Months Ended September 30, 2021
Liabilities:
Policyholder contract deposits*	$-	$(923)	$-	$(923)
Derivative liabilities, net	-	(2)	(43)	(45)
Fortitude Re funds withheld payable	-	(117)	-	(117)
Nine Months Ended September 30, 2020
Liabilities:
Policyholder contract deposits*	$-	$2,250	$-	$2,250
Derivative liabilities, net	-	(41)	(44)	(85)
Fortitude Re funds withheld payable	-	1,493	-	1,493

*Primarily embedded derivatives.

24 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above, for the three- and nine-month periods ended September 30, 2021 and 2020 related to Level 3 assets and liabilities in the Condensed Consolidated Balance Sheets:

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Three Months Ended September 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$40	$(16)	$(31)	$(7)
Non-U.S. governments	-	-	-	-
Corporate debt	23	(61)	(135)	(173)
RMBS	704	(164)	(626)	(86)
CMBS	7	(3)	(17)	(13)
CDO/ABS	849	-	(669)	180
Total bonds available for sale	1,623	(244)	(1,478)	(99)
Other bond securities:
RMBS	-	(2)	(6)	(8)
CMBS	-	(9)	-	(9)
CDO/ABS	-	-	(134)	(134)
Total other bond securities	-	(11)	(140)	(151)
Equity securities	-	-	(1)	(1)
Other invested assets	32	-	(383)	(351)
Other assets	-	-	1	1
Total	$1,655	$(255)	$(2,001)	$(601)
Liabilities:
Policyholder contract deposits	$-	$214	$65	$279
Derivative liabilities, net	(75)	2	40	(33)
Fortitude Re funds withheld payable	-	-	(93)	(93)
Total	$(75)	$216	$12	$153
Three Months Ended September 30, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$34	$(18)	$(46)	$(30)
Non-U.S. governments	-	-	-	-
Corporate debt	23	(2)	(46)	(25)
RMBS	182	-	(594)	(412)
CMBS	2	(10)	(3)	(11)
CDO/ABS	234	(78)	(330)	(174)
Total bonds available for sale	475	(108)	(1,019)	(652)
Other bond securities:
RMBS	-	-	(16)	(16)
CMBS	-	-	-	-
CDO/ABS	-	-	(100)	(100)
Total other bond securities	-	-	(116)	(116)
Equity securities	1	-	-	1
Other invested assets	25	-	-	25
Other assets	-	-	2	2
Total	$501	$(108)	$(1,133)	$(740)
Liabilities:
Policyholder contract deposits	$-	$170	$(100)	$70
Derivative liabilities, net	(19)	-	(32)	(51)
Fortitude Re funds withheld payable	-	-	(30)	(30)
Total	$(19)	$170	$(162)	$(11)

AIG | Third Quarter 2021 Form 10-Q 25

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

			Issuances	Purchases, Sales,
			and	Issuances and
(in millions)	Purchases	Sales	Settlements(a)	Settlements, Net(a)
Nine Months Ended September 30, 2021
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$51	$(59)	$(117)	$(125)
Non-U.S. governments	1	-	-	1
Corporate debt	976	(94)	(847)	35
RMBS	1,186	(279)	(1,884)	(977)
CMBS	297	(3)	(49)	245
CDO/ABS	2,005	70	(2,433)	(358)
Total bonds available for sale	4,516	(365)	(5,330)	(1,179)
Other bond securities:
RMBS	1	(11)	(28)	(38)
CMBS	-	(15)	-	(15)
CDO/ABS	-	(39)	(362)	(401)
Total other bond securities	1	(65)	(390)	(454)
Equity securities	-	(3)	(121)	(124)
Other invested assets	424	-	(752)	(328)
Other assets	-	-	1	1
Total	$4,941	$(433)	$(6,592)	$(2,084)
Liabilities:
Policyholder contract deposits	$-	$607	$(209)	$398
Derivative liabilities, net	(198)	4	33	(161)
Fortitude Re funds withheld payable	-	-	(492)	(492)
Total	$(198)	$611	$(668)	$(255)
Nine Months Ended September 30, 2020
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$201	$(20)	$(54)	$127
Non-U.S. governments	5	-	-	5
Corporate debt	256	(7)	(154)	95
RMBS	883	-	(1,689)	(806)
CMBS	56	(17)	(22)	17
CDO/ABS	715	(103)	(631)	(19)
Total bonds available for sale	2,116	(147)	(2,550)	(581)
Other bond securities:
RMBS	37	-	(28)	9
CMBS	-	-	(2)	(2)
CDO/ABS	35	(579)	(671)	(1,215)
Total other bond securities	72	(579)	(701)	(1,208)
Equity securities	11	-	-	11
Other invested assets	277	-	(45)	232
Other assets	55	-	6	61
Total	$2,531	$(726)	$(3,290)	$(1,485)
Liabilities:
Policyholder contract deposits	$-	$514	$(352)	$162
Derivative liabilities, net	(43)	8	148	113
Fortitude Re funds withheld payable	-	-	(30)	(30)
Total	$(43)	$522	$(234)	$245

(a)There were no issuances during the three- and nine-month periods ended September 30, 2021 and 2020.

26 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2021 and 2020 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

The Net realized and unrealized gains (losses) included in income (loss) or Other comprehensive income (loss) as shown in the table above excludes $1 million and $28 million of net gains (losses) related to assets and liabilities transferred into Level 3 during the three- and nine-month periods ended September 30, 2021, respectively, and includes $10 million and $7 million of net gains (losses) related to assets and liabilities transferred out of Level 3 during the three- and nine-month periods ended September 30, 2021, respectively.

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

Transfers of Level 3 Assets

During the three- and nine-month periods ended September 30, 2021 and 2020, transfers into Level 3 assets primarily included certain investments in private placement corporate debt, RMBS, CMBS and CDO/ABS. Transfers of private placement corporate debt and certain ABS into Level 3 assets were primarily the result of limited market pricing information that required us to determine fair value for these securities based on inputs that are adjusted to better reflect our own assumptions regarding the characteristics of a specific security or associated market liquidity. The transfers of investments in RMBS, CMBS and CDO and certain ABS into Level 3 assets were due to diminished market transparency and liquidity for individual security types.

During the three- and nine-month periods ended September 30, 2021 and 2020, transfers out of Level 3 assets primarily included private placement and other corporate debt, CMBS, RMBS, CDO/ABS and certain investments in municipal securities. Transfers of corporate debt, RMBS, CMBS, CDO/ABS and certain investments in municipal securities out of Level 3 assets were based on consideration of market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers of certain investments in private placement corporate debt and certain ABS out of Level 3 assets were primarily the result of using observable pricing information that reflects the fair value of those securities without the need for adjustment based on our own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

Transfers of Level 3 Liabilities

There were no significant transfers of derivative or other liabilities into or out of Level 3 for the three- and nine-month periods ended September 30, 2021 and 2020.

AIG | Third Quarter 2021 Form 10-Q 27

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

	Fair Value at
	September 30,	Valuation		Range
(in millions)	2021	Technique	Unobservable Input(b)	(Weighted Average)(c)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,548	Discounted cash flow	Yield	2.83% - 3.46% (3.15%)

Corporate debt	1,607	Discounted cash flow	Yield	2.31% - 6.97% (4.64%)

RMBS(a)	10,058	Discounted cash flow	Constant prepayment rate	4.95% - 17.76% (11.36%)
			Loss severity	28.09% - 73.42% (50.76%)
			Constant default rate	1.31% - 6.11% (3.71%)
			Yield	1.51% - 3.93% (2.72%)

CDO/ABS(a)	8,306	Discounted cash flow	Yield	1.51% - 4.50% (3.01%)

CMBS	550	Discounted cash flow	Yield	1.37% - 5.52% (3.33%)
Liabilities(d):

Embedded derivatives within
Policyholder contract deposits:

Variable annuity guaranteed minimum withdrawal benefits (GMWB)	2,551	Discounted cash flow	Equity volatility	6.45% - 51.15%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.07% - 1.37%

Index annuities including certain GMWB	5,973	Discounted cash flow	Base lapse rate	0.38% - 50.00%
			Dynamic lapse multiplier	19.00% - 178.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	80.00% - 95.00%
			Option budget	0.00% - 4.00%
			NPA(f)	0.07% - 1.37%

Indexed life	701	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(f)	0.07% - 1.37%

28 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

	Fair Value at
	December 31,	Valuation		Range
(in millions)	2020	Technique	Unobservable Input(b)	(Weighted Average)(c)
Assets:

Obligations of states, municipalities
and political subdivisions	$1,670	Discounted cash flow	Yield	2.82% - 3.39% (3.11%)

Corporate debt	1,591	Discounted cash flow	Yield	2.13% - 7.82% (4.97%)

RMBS(a)	11,297	Discounted cash flow	Constant prepayment rate	3.90% - 11.99% (7.94%)
			Loss severity	30.08% - 78.49% (54.29%)
			Constant default rate	1.45% - 6.19% (3.82%)
			Yield	1.69% - 4.25% (2.97%)

CDO/ABS(a)	8,324	Discounted cash flow	Yield	1.93% - 4.85% (3.39%)

CMBS	541	Discounted cash flow	Yield	0.92% - 5.89% (3.40%)
Liabilities(d):

Embedded derivatives within
Policyholder contract deposits:

GMWB	3,572	Discounted cash flow	Equity volatility	6.45% - 50.85%
			Base lapse rate	0.16% - 12.60%
			Dynamic lapse multiplier	50.00% - 143.00%
			Mortality multiplier(e)	38.00% - 147.00%
			Utilization	90.00% - 100.00%
			Equity / interest rate correlation	20.00% - 40.00%
			NPA(f)	0.06% - 1.48%

Index annuities including certain
GMWB	5,538	Discounted cash flow	Base lapse rate	0.38% - 50.00%
			Dynamic lapse multiplier	19.00% - 178.00%
			Mortality multiplier(e)	24.00% - 180.00%
			Utilization(g)	80.00% - 100.00%
			Option budget	0.00% - 4.00%
			NPA(f)	0.06% - 1.48%

Indexed life	649	Discounted cash flow	Base lapse rate	0.00% - 37.97%
			Mortality rate	0.00% - 100.00%
			NPA(f)	0.06% - 1.48%

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

(g) The partial withdrawal utilization unobservable input range shown applies only to policies with guaranteed minimum withdrawal benefit riders that are accounted for as an embedded derivative. The total embedded derivative liability at September 30, 2021 and December 31, 2020 was approximately $1.0 billion and $726 million, respectively. The remaining guaranteed minimum riders on the index annuities are valued under the accounting guidance for certain nontraditional long-duration contracts.

The ranges of reported inputs for Obligations of states, municipalities and political subdivisions, Corporate debt, RMBS, CDO/ABS, and CMBS valued using a discounted cash flow technique consist of one standard deviation in either direction from the

AIG | Third Quarter 2021 Form 10-Q 29

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

• Utilization assumptions estimate the timing when policyholders with a GMWB will elect to utilize their benefit and begin taking withdrawals. The assumptions may vary by the type of guarantee, tax-qualified status, the contract’s withdrawal history and the age of the policyholder. Utilization assumptions are based on company experience and other factors, which includes partial withdrawal behavior. Increases in assumed utilization rates will generally increase the fair value of the liability.

• Option budget estimates the expected long-term cost of options used to hedge exposures associated with equity price changes. The level of option budgets determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.

• Non-performance or “own credit” risk adjustment used in the GAAP valuation of embedded derivatives, which reflects a market participant’s view of our claims-paying ability by incorporating a different spread (the NPA spread) to the curve used to discount projected benefit cash flows. When corporate credit spreads widen, the change in the NPA spread generally reduces the fair value of the embedded derivative liabilities, resulting in a gain, and when corporate credit spreads narrow or tighten, the change in the NPA spread generally increases the fair value of the embedded derivative liabilities, resulting in a loss. In addition to changes driven by credit market-related movements in the NPA spread, the NPA balance also reflects changes in business activity and in the net amount at risk from the underlying guaranteed living benefits offered by variable and certain fixed index annuities.

30 AIG | Third Quarter 2021 Form 10-Q

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

		September 30, 2021		December 31, 2020
		Fair Value		Fair Value
		Using NAV		Using NAV
		Per Share (or	Unfunded	Per Share (or	Unfunded
(in millions)	Investment Category Includes	its equivalent)	Commitments	its equivalent)	Commitments
Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$2,517	$1,670	$1,752	$1,960

Real assets	Investments in real estate properties, agricultural and infrastructure assets, including power plants and other energy producing assets	1,020	528	908	445

Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	257	200	167	171

Growth equity	Funds that make investments in established companies for the purpose of growing their businesses	913	128	703	55

Mezzanine	Funds that make investments in the junior debt and equity securities of leveraged companies	526	357	400	155

Other	Includes distressed funds that invest in securities of companies that are in default or under bankruptcy protection, as well as funds that have multi-strategy, and other strategies	923	431	683	365
Total private equity funds		6,156	3,314	4,613	3,151
Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	412	-	411	-

Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	383	-	361	-

Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	680	-	807	-

Other	Includes investments held in funds that are less liquid, as well as other strategies which allow for broader allocation between public and private investments	355	-	301	1
Total hedge funds		1,830	-	1,880	1
Total		$7,986	$3,314	$6,493	$3,152

AIG | Third Quarter 2021 Form 10-Q 31

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

Fair Value Option

The following table presents the gains or losses recorded related to the eligible instruments for which we elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,

(in millions)	2021	2020	2021	2020
Assets:
Bond and equity securities	$35	$171	$32	$485
Alternative investments(a)	403	407	1,248	242
Liabilities:
Long-term debt(b)	6	18	39	(203)
Total gain	$444	$596	$1,319	$524

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

The following table presents the difference between fair value and the aggregate contractual principal amount of long-term debt for which the fair value option was elected:

	September 30, 2021			December 31, 2020
		Outstanding			Outstanding
(in millions)	Fair Value	Principal Amount	Difference	Fair Value	Principal Amount	Difference
Liabilities:
Long-term debt*	$1,964	$1,365	$599	$2,097	$1,479	$618

*Includes GIAs, notes, bonds, loans and mortgages payable.

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2021	2020	2021	2020
September 30, 2021
Other investments	$-	$-	$89	$89	$-	$12	$6	$60
Other assets	-	-	-	-	13	2	13	14
Total	$-	$-	$89	$89	$13	$14	$19	$74
December 31, 2020
Other investments	$-	$-	$376	$376
Other assets	-	-	28	28
Total	$-	$-	$404	$404
32 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 4. Fair Value Measurements

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Estimated Fair Value				Carrying
(in millions)	Level 1	Level 2	Level 3	Total	Value
September 30, 2021
Assets:
Mortgage and other loans receivable	$-	$87	$47,880	$47,967	$45,821
Other invested assets	-	810	6	816	816
Short-term investments	-	8,131	-	8,131	8,131
Cash	2,699	-	-	2,699	2,699
Other assets	47	11	-	58	58
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	181	146,110	146,291	133,395
Fortitude Re funds withheld payable	-	-	35,455	35,455	35,455
Other liabilities	-	3,702	-	3,702	3,702
Long-term debt	-	25,851	345	26,196	22,618
Debt of consolidated investment entities	-	2,655	4,476	7,131	6,968
Separate account liabilities - investment contracts	-	100,515	-	100,515	100,515
December 31, 2020
Assets:
Mortgage and other loans receivable	$-	$95	$48,541	$48,636	$45,562
Other invested assets	-	837	6	843	843
Short-term investments	-	12,235	-	12,235	12,235
Cash	2,827	-	-	2,827	2,827
Other assets	209	14	-	223	223
Liabilities:
Policyholder contract deposits associated
with investment-type contracts	-	214	144,357	144,571	130,435
Fortitude Re funds withheld payable	-	-	37,018	37,018	37,018
Other liabilities	-	3,695	-	3,695	3,695
Long-term debt	-	30,310	365	30,675	26,006
Debt of consolidated investment entities	-	1,746	7,965	9,711	9,431
Separate account liabilities - investment contracts	-	95,610	-	95,610	95,610

AIG | Third Quarter 2021 Form 10-Q 33

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

5. Investments

Securities Available for Sale

The following table presents the amortized cost and fair value of our available for sale securities:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
(in millions)	Cost	Losses(a)	Gains	Losses	Value
September 30, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$4,169	$-	$304	$(17)	$4,456
Obligations of states, municipalities and political subdivisions	13,084	-	1,826	(15)	14,895
Non-U.S. governments	15,677	(3)	753	(228)	16,199
Corporate debt	163,614	(55)	14,665	(1,287)	176,937
Mortgage-backed, asset-backed and collateralized:
RMBS	25,965	(8)	2,612	(117)	28,452
CMBS	14,630	-	727	(45)	15,312
CDO/ABS	17,786	-	360	(56)	18,090
Total mortgage-backed, asset-backed and collateralized	58,381	(8)	3,699	(218)	61,854
Total bonds available for sale(b)	$254,925	$(66)	$21,247	$(1,765)	$274,341
December 31, 2020
Bonds available for sale:
U.S. government and government sponsored entities	$3,640	$-	$503	$(17)	$4,126
Obligations of states, municipalities and political subdivisions	13,915	-	2,216	(7)	16,124
Non-U.S. governments	14,231	(4)	1,181	(63)	15,345
Corporate debt	150,111	(164)	19,905	(554)	169,298
Mortgage-backed, asset-backed and collateralized:
RMBS	28,551	(16)	3,000	(70)	31,465
CMBS	15,182	(1)	1,023	(71)	16,133
CDO/ABS	18,707	(1)	425	(126)	19,005
Total mortgage-backed, asset-backed and collateralized	62,440	(18)	4,448	(267)	66,603
Total bonds available for sale(b)	$244,337	$(186)	$28,253	$(908)	$271,496

(a) Represents the allowance for credit losses that has been recognized. Changes in the allowance for credit losses are recorded through Net realized gains (losses) and are not recognized in Other comprehensive income (loss).

(b) At September 30, 2021 and December 31, 2020, bonds available for sale held by us that were below investment grade or not rated totaled $27.5 billion and $28.2 billion, respectively.

34 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Securities Available for Sale in a Loss Position for Which No Allowance for Credit Loss Has Been Recorded

The following table summarizes the fair value and gross unrealized losses on our available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position for which no allowance for credit loss has been recorded:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
September 30, 2021
Bonds available for sale:
U.S. government and government sponsored entities	$1,340	$10	$287	$7	$1,627	$17
Obligations of states, municipalities and political
subdivisions	702	11	84	4	786	15
Non-U.S. governments	4,250	123	604	100	4,854	223
Corporate debt	30,283	915	5,058	317	35,341	1,232
RMBS	5,605	74	1,041	37	6,646	111
CMBS	1,739	29	294	16	2,033	45
CDO/ABS	4,501	35	834	21	5,335	56
Total bonds available for sale	$48,420	$1,197	$8,202	$502	$56,622	$1,699
December 31, 2020
Bonds available for sale:
U.S. government and government sponsored entities	$649	$17	$-	$-	$649	$17
Obligations of states, municipalities and political
subdivisions	267	4	78	3	345	7
Non-U.S. governments	1,287	28	262	33	1,549	61
Corporate debt	11,715	348	1,283	81	12,998	429
RMBS	3,486	40	282	18	3,768	58
CMBS	1,644	58	346	12	1,990	70
CDO/ABS	5,456	81	3,063	45	8,519	126
Total bonds available for sale	$24,504	$576	$5,314	$192	$29,818	$768

At September 30, 2021 we held 11,524 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 1,591 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). At December 31, 2020, we held 5,105 individual fixed maturity securities that were in an unrealized loss position and for which no allowance for credit losses has been recorded (including 949 individual fixed maturity securities that were in a continuous unrealized loss position for 12 months or more). We did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2021 because it was determined that such losses were due to non-credit factors. Additionally, we neither intend to sell the securities nor do we believe that it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For fixed maturity securities with significant declines, we performed fundamental credit analyses on a security-by-security basis, which included consideration of credit enhancements, liquidity position, expected defaults, industry and sector analysis, forecasts and available market data.

AIG | Third Quarter 2021 Form 10-Q 35

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Contractual Maturities of Fixed Maturity Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Securities
	Available for Sale
	Amortized Cost,
(in millions)	Net of Allowance	Fair Value
September 30, 2021
Due in one year or less	$7,788	$7,853
Due after one year through five years	44,190	45,730
Due after five years through ten years	46,916	49,930
Due after ten years	97,592	108,974
Mortgage-backed, asset-backed and collateralized	58,373	61,854
Total	$254,859	$274,341

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or maturities of our available for sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
(in millions)	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
Fixed maturity securities	$348	$123	$258	$83	$1,098	$349	$1,179	$641

For the three- and nine-month periods ended September 30, 2021, the aggregate fair value of available for sale securities sold was $13.1 billion and $19.1 billion, respectively, which resulted in net realized gains of $225 million and $749 million, respectively. Included within the net realized gains are $159 million and $549 million of net realized gains for the three- and nine-month periods ended September 30, 2021, respectively, which relate to Fortitude Re funds withheld assets. These net realized gains are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

For the three- and nine-month periods ended September 30, 2020, the aggregate fair value of available for sale securities sold was $3.1 billion and $17.0 billion, respectively, which resulted in net realized gains of $175 million and $538 million, respectively. Included within the net realized gains (losses) are $147 million and $269 million of net realized gains for the three- and nine-month periods ended September 30, 2020, respectively, which relate to the Fortitude Re funds withheld assets for the period after deconsolidation of Fortitude Re. These net realized gains are included in Net realized gains (losses) on Fortitude Re funds withheld assets.

36 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Other Securities Measured at Fair Value

The following table presents the fair value of fixed maturity securities measured at fair value based on our election of the fair value option, which are reported in the other bond securities caption in the financial statements, and equity securities measured at fair value:

	September 30, 2021		December 31, 2020
	Fair	Percent	Fair	Percent
(in millions)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government and government sponsored entities	$1,761	31%	$1,845	29%
Corporate debt	12	-	12	-
Mortgage-backed, asset-backed and collateralized:
RMBS	315	6	429	7
CMBS	274	5	320	5
CDO/ABS and other collateralized	2,289	40	2,685	42
Total mortgage-backed, asset-backed and collateralized	2,878	51	3,434	54
Total fixed maturity securities	4,651	82	5,291	83
Equity securities	1,035	18	1,056	17
Total	$5,686	100%	$6,347	100%

Other Invested Assets

The following table summarizes the carrying amounts of other invested assets:

	September 30,	December 31,
(in millions)	2021	2020
Alternative investments(a) (b)	$10,708	$9,572
Investment real estate(c)	3,492	7,930
All other investments(d)	1,777	1,558
Total	$15,977	$19,060

(a) At September 30, 2021, included hedge funds of $2.0 billion and private equity funds of $8.7 billion. At December 31, 2020, included hedge funds of $2.3 billion, private equity funds of $7.0 billion and unconsolidated affordable housing partnerships of $257 million.

(b) At September 30, 2021, approximately 58 percent of our hedge fund portfolio is available for redemption in 2021. The remaining 42 percent will be available for redemption between 2022 and 2027.

(c) Represents values net of accumulated depreciation. At September 30, 2021 and December 31, 2020, the accumulated depreciation was $701 million and $756 million, respectively, excluding depreciation related to our affordable housing portfolio.

(d) Includes AIG’s 3.5 percent ownership interest in Fortitude Holdings which is recorded using the measurement alternative for equity securities and is carried at cost, which was $100 million as of September 30, 2021 and December 31, 2020.

Net Investment Income

The following table presents the components of Net investment income:

Three Months Ended September 30,	2021			2020
	Excluding Fortitude	Fortitude Re		Excluding Fortitude	Fortitude Re
	Re Funds	Funds Withheld		Re Funds	Funds Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total
Available for sale fixed maturity securities,
including short-term investments	$2,173	$374	$2,547	$2,209	$373	$2,582
Other fixed maturity securities(a)	32	3	35	164	7	171
Equity securities	(45)	-	(45)	119	-	119
Interest on mortgage and other loans	435	50	485	443	46	489
Alternative investments(b)	616	77	693	455	40	495
Real estate	99	-	99	22	-	22
Other investments(c)	41	1	42	55	-	55
Total investment income	3,351	505	3,856	3,467	466	3,933
Investment expenses	131	10	141	125	8	133
Net investment income	$3,220	$495	$3,715	$3,342	$458	$3,800

AIG | Third Quarter 2021 Form 10-Q 37

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Nine Months Ended September 30,	2021			2020
	Excluding Fortitude	Fortitude Re		Excluding Fortitude	Fortitude Re
	Re Funds	Funds Withheld		Re Funds	Funds Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total
Available for sale fixed maturity securities,
including short-term investments	$6,481	$1,112	$7,593	$7,320	$459	$7,779
Other fixed maturity securities(a)	23	9	32	475	10	485
Equity securities	(36)	-	(36)	(16)	-	(16)
Interest on mortgage and other loans	1,295	154	1,449	1,441	59	1,500
Alternative investments(b)	1,767	238	2,005	309	54	363
Real estate	215	-	215	142	-	142
Other investments(c)	162	3	165	(159)	-	(159)
Total investment income	9,907	1,516	11,423	9,512	582	10,094
Investment expenses	348	28	376	412	8	420
Net investment income	$9,559	$1,488	$11,047	$9,100	$574	$9,674

(a) Included in the three- and nine-month periods ended September 30, 2021 were losses of $3 million and $49 million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below. Included in the three- and nine-month periods ended September 30, 2020 were income of $8 million and $206 million, respectively, related to fixed maturity securities measured at fair value that economically hedge liabilities described in (c) below.

(b) Included income from hedge funds, private equity funds and affordable housing partnerships. Hedge funds are recorded as of the balance sheet date. Private equity funds are generally reported on a one-quarter lag.

(c) Included in the three- and nine-month periods ended September 30, 2021 were income of $9 million and $52 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above. Included in the three- and nine-month periods ended September 30, 2020 were income of $21 million and losses of $195 million, respectively, related to liabilities measured at fair value that are economically hedged with fixed maturity securities as described in (a) above.

Net Realized Gains and Losses

The following table presents the components of Net realized gains (losses):

Three Months Ended September 30,	2021			2020
	Excluding	Fortitude Re		Excluding	Fortitude Re
	Fortitude Re	Funds		Fortitude Re	Funds
	Funds	Withheld		Funds	Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total
Sales of fixed maturity securities	$66	$159	$225	$28	$147	$175
Intent to sell	-	-	-	-	-	-
Change in allowance for credit losses on fixed maturity
securities	3	1	4	(77)	(4)	(81)
Change in allowance for credit losses on loans	22	3	25	(13)	2	(11)
Foreign exchange transactions	(127)	(9)	(136)	250	7	257
Variable annuity embedded derivatives, net of related
hedges	(39)	-	(39)	(148)	-	(148)
All other derivatives and hedge accounting	317	(15)	302	(626)	(120)	(746)
Other*	437	51	488	88	-	88
Net realized gains (losses) – excluding Fortitude Re
funds withheld embedded derivative	679	190	869	(498)	32	(466)
Net realized losses on Fortitude Re
funds withheld embedded derivative	-	(209)	(209)	-	(656)	(656)
Net realized gains (losses)	$679	$(19)	$660	$(498)	$(624)	$(1,122)

38 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Nine Months Ended September 30,	2021			2020
	Excluding	Fortitude Re		Excluding	Fortitude Re
	Fortitude Re	Funds		Fortitude Re	Funds
	Funds	Withheld		Funds	Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total
Sales of fixed maturity securities	$200	$549	$749	$269	$269	$538
Intent to sell	-	-	-	(3)	-	(3)
Change in allowance for credit losses on fixed maturity
securities	64	7	71	(299)	(11)	(310)
Change in allowance for credit losses on loans	130	6	136	(73)	6	(67)
Foreign exchange transactions	(37)	(6)	(43)	40	10	50
Variable annuity embedded derivatives, net of related
hedges	(3)	-	(3)	1,034	-	1,034
All other derivatives and hedge accounting	332	(72)	260	365	(146)	219
Other*	645	52	697	97	-	97
Net realized gains – excluding Fortitude Re
funds withheld embedded derivative	1,331	536	1,867	1,430	128	1,558
Net realized gains (losses) on Fortitude Re
funds withheld embedded derivative	-	117	117	-	(1,493)	(1,493)
Net realized gains (losses)	$1,331	$653	$1,984	$1,430	$(1,365)	$65

*In the three- and nine-month periods ended September 30, 2021, primarily includes gains from sale of global real estate investments of $292 million and $341 million, respectively, and gains from affordable housing partnerships of $80 million and $210 million, respectively.

Change in Unrealized Appreciation (Depreciation) of Investments

The following table presents the increase (decrease) in unrealized appreciation (depreciation) of our available for sale securities and other investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Increase (decrease) in unrealized appreciation (depreciation) of investments:
Fixed maturity securities	$(2,065)	$2,373	$(7,863)	$5,875
Other investments	-	1	(5)	1
Total increase (decrease) in unrealized appreciation (depreciation) of investments	$(2,065)	$2,374	$(7,868)	$5,876

The following table summarizes the unrealized gains and losses recognized in Net investment income during the reporting period on equity securities and other investments still held at the reporting date:

Three Months Ended September 30,	2021			2020
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains (losses) recognized during the period on equity securities and
other investments	$(45)	$471	$426	$119	$464	$583
Less: Net gains (losses) recognized during the period on equity
securities and other investment sold during the period	8	23	31	(3)	(5)	(8)
Unrealized gains (losses) recognized during the reporting period
on equity securities and other investments still held at the reporting date	$(53)	$448	$395	$122	$469	$591

Nine Months Ended September 30,	2021			2020
		Other			Other
		Invested			Invested
(in millions)	Equities	Assets	Total	Equities	Assets	Total
Net gains (losses) recognized during the period on equity securities and
other investments	$(36)	$1,484	$1,448	$(16)	$264	$248
Less: Net gains (losses) recognized during the period on equity
securities and other investment sold during the period	(192)	38	(154)	14	10	24
Unrealized gains (losses) recognized during the reporting period
on equity securities and other investments still held at the reporting date	$156	$1,446	$1,602	$(30)	$254	$224

AIG | Third Quarter 2021 Form 10-Q 39

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

40 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Credit Impairments

The following table presents a rollforward of the changes in allowance for credit losses on available for sale fixed maturity securities by major investment category:

Three Months Ended September 30,	2021			2020
		Non-			Non-
(in millions)	Structured	Structured	Total	Structured	Structured	Total
Balance, beginning of period	$10	$87	$97	$37	$161	$198
Additions:
Securities for which allowance for credit losses were not
previously recorded	-	20	20	1	30	31
Purchases of available for sale debt securities accounted for
as purchased credit deteriorated assets	-	-	-	-	-	-
Accretion of available for sale debt securities accounted for
as purchased credit deteriorated assets	-	-	-	-	-	-
Reductions:
Securities sold during the period	-	(21)	(21)	(2)	(5)	(7)
Addition to (release of) the allowance for credit losses on
securities that had an allowance recorded in a previous
period, for which there was no intent to sell before
recovery of amortized cost basis	(3)	(21)	(24)	(10)	67	57
Write-offs charged against the allowance	-	(6)	(6)	-	(43)	(43)
Balance, end of period	$7	$59	$66	$26	$210	$236
Nine Months Ended September 30,	2021			2020
		Non-			Non-
(in millions)	Structured	Structured	Total	Structured	Structured	Total
Balance, beginning of period*	$17	$169	$186	$7	$-	$7
Additions:
Securities for which allowance for credit losses were not
previously recorded	8	48	56	36	294	330
Purchases of available for sale debt securities accounted for
as purchased credit deteriorated assets	-	-	-	26	-	26
Accretion of available for sale debt securities accounted for
as purchased credit deteriorated assets	-	-	-	1	-	1
Reductions:
Securities sold during the period	(3)	(28)	(31)	(3)	(10)	(13)
Addition to (release of) the allowance for credit losses on
securities that had an allowance recorded in a previous
period, for which there was no intent to sell before
recovery of amortized cost basis	(15)	(112)	(127)	(41)	34	(7)
Write-offs charged against the allowance	-	(18)	(18)	-	(108)	(108)
Balance, end of period	$7	$59	$66	$26	$210	$236

* The beginning balance incorporates the Day 1 gross up on purchased credit deteriorated (PCD) assets held as of January 1, 2020.
AIG | Third Quarter 2021 Form 10-Q 41

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

We did not purchase securities with more than insignificant credit deterioration since their origination during the nine-month period ended September 30, 2021.

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

The following table presents the fair value of securities pledged to counterparties under secured financing transactions, including repurchase and securities lending agreements:

(in millions)	September 30, 2021	December 31, 2020
Fixed maturity securities available for sale	$3,546	$3,636

At both September 30, 2021 and December 31, 2020, amounts borrowed under repurchase and securities lending agreements totaled $3.7 billion.

The following table presents the fair value of securities pledged under our repurchase agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
September 30, 2021
Bonds available for sale:
Non-U.S. governments	$39	$-	$-	$-	$-	$39
Corporate debt	147	78	8	-	3	236
Total	$186	$78	$8	$-	$3	$275

42 AIG | Third Quarter 2021 Form 10-Q

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

The following table presents the fair value of securities pledged under our securities lending agreements by collateral type and by remaining contractual maturity:

	Remaining Contractual Maturity of the Agreements
(in millions)	Overnight and Continuous	up to 30 days	31 - 90 days	91 - 364 days	365 days or greater	Total
September 30, 2021
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$93	$-	$-	$93
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	495	2,492	191	-	3,178
Total	$-	$495	$2,585	$191	$-	$3,271

December 31, 2020
Bonds available for sale:
Obligations of states, municipalities and political
subdivisions	$-	$-	$103	$-	$-	$103
Non-U.S. governments	-	-	-	-	-	-
Corporate debt	-	982	2,295	-	-	3,277
Total	$-	$982	$2,398	$-	$-	$3,380

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

The following table presents information on the fair value of securities pledged to us under reverse repurchase agreements:

(in millions)	September 30, 2021	December 31, 2020
Securities collateral pledged to us	$977	$5,359

At September 30, 2021 and December 31, 2020, the carrying value of reverse repurchase agreements totaled $1.0 billion and $5.4 billion, respectively.

We do not currently offset any secured financing transactions. All such transactions are collateralized and margined on a daily basis consistent with market standards and subject to enforceable master netting arrangements with rights of set off.

Insurance – Statutory and Other Deposits

The total carrying value of cash and securities deposited by our insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance contracts, was $11.6 billion and $11.2 billion at September 30, 2021 and December 31, 2020, respectively.

Other Pledges and Restrictions

Certain of our subsidiaries are members of Federal Home Loan Banks (FHLBs) and such membership requires the members to own stock in these FHLBs. We owned an aggregate of $210 million and $191 million of stock in FHLBs at September 30, 2021 and December 31, 2020, respectively. In addition, our subsidiaries have pledged securities available for sale and residential loans associated with borrowings and funding agreements from FHLBs, with a fair value of $5.3 billion and $0.9 billion, respectively, at September 30, 2021 and $5.7 billion and $1.2 billion, respectively, at December 31, 2020.

AIG | Third Quarter 2021 Form 10-Q 43

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 5. Investments

Certain GIAs have provisions that require collateral to be posted or payments to be made by us upon a downgrade of our long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that we could be required to make, depend on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations was approximately $1.4 billion and $1.5 billion, at September 30, 2021 and December 31, 2020, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Investments held in escrow accounts or otherwise subject to restriction as to their use were $582 million and $494 million, comprised of bonds available for sale and short-term investments at September 30, 2021 and December 31, 2020, respectively.

Reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld. Following closing of the Majority Interest Fortitude Sale, a portion of the proceeds were contributed to AIG subsidiaries.

For further discussion on the sale of Fortitude Holdings see Note 1 and Note 7 to the Condensed Consolidated Financial Statements.

6. Lending Activities

The following table presents the composition of Mortgage and other loans receivable, net:

	September 30,	December 31,
(in millions)	2021	2020
Commercial mortgages(a)	$35,980	$36,424
Residential mortgages	4,808	4,645
Life insurance policy loans	1,876	1,986
Commercial loans, other loans and notes receivable	3,798	3,321
Total mortgage and other loans receivable	46,462	46,376
Allowance for credit losses(b)	(641)	(814)
Mortgage and other loans receivable, net	$45,821	$45,562

(a)Commercial mortgages primarily represent loans for apartments, offices and retail properties, with exposures in New York and California representing the largest geographic concentrations (aggregating approximately 22 percent and 10 percent, respectively, at September 30, 2021 and 24 percent and 10 percent, respectively, at December 31, 2020).

(b)Does not include allowance for credit losses of $83 million and $79 million, respectively, at September 30, 2021 and December 31, 2020, in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

Interest income is not accrued when payment of contractual principal and interest is not expected. Any cash received on impaired loans is generally recorded as a reduction of the current carrying amount of the loan. Accrual of interest income is generally resumed when delinquent contractual principal and interest is repaid or when a portion of the delinquent contractual payments are made and the ongoing required contractual payments have been made for an appropriate period. As of September 30, 2021, $8 million and $251 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status. As of December 31, 2020, $14 million and $238 million of residential mortgage loans and commercial mortgage loans, respectively, were placed on nonaccrual status.

Accrued interest is presented separately and is included in Other assets on the Condensed Consolidated Balance Sheets. As of September 30, 2021, accrued interest receivable was $11 million and $131 million associated with residential mortgage loans and commercial mortgage loans, respectively. As of December 31, 2020, accrued interest receivable was $14 million and $129 million associated with residential mortgage loans and commercial mortgage loans, respectively.

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

44 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

Credit Quality of Commercial Mortgages

The following table presents debt service coverage ratios(a) for commercial mortgages by year of vintage:

September 30, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
>1.2X	$1,466	$1,827	$5,082	$4,592	$3,709	$12,977	$29,653
1.00 - 1.20X	526	868	752	667	181	1,219	4,213
<1.00X	1	27	-	957	88	1,041	2,114
Total commercial mortgages	$1,993	$2,722	$5,834	$6,216	$3,978	$15,237	$35,980

December 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
>1.2X	$1,914	$5,596	$5,649	$3,941	$4,592	$10,730	$32,422
1.00 - 1.20X	770	467	456	144	161	1,106	3,104
<1.00X	4	86	343	87	96	282	898
Total commercial mortgages	$2,688	$6,149	$6,448	$4,172	$4,849	$12,118	$36,424

The following table presents loan-to-value ratios(b) for commercial mortgages by year of vintage:

September 30, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
Less than 65%	$1,304	$2,365	$3,484	$4,232	$2,641	$10,780	$24,806
65% to 75%	355	331	2,331	1,984	1,010	3,346	9,357
76% to 80%	-	-	19	-	153	531	703
Greater than 80%	334	26	-	-	174	580	1,114
Total commercial mortgages	$1,993	$2,722	$5,834	$6,216	$3,978	$15,237	$35,980

December 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
Less than 65%	$2,382	$3,755	$3,855	$2,565	$2,852	$8,145	$23,554
65% to 75%	274	2,330	2,363	1,306	1,200	2,551	10,024
76% to 80%	28	45	30	-	70	515	688
Greater than 80%	4	19	200	301	727	907	2,158
Total commercial mortgages	$2,688	$6,149	$6,448	$4,172	$4,849	$12,118	$36,424

(a) The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 2.0X at September 30, 2021 and 2.2X at December 31, 2020. The debt service coverage ratios have been updated within the last 12 months. The debt service coverage ratios are updated when additional relevant information becomes available.

(b)The loan-to-value ratio compares the current unpaid principal balance of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 58 percent at September 30, 2021 and was 60 percent at December 31, 2020. The loan-to-value ratios have been updated within the last three to nine months.

AIG | Third Quarter 2021 Form 10-Q 45

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 6. Lending Activities

The following table presents the credit quality performance indicators for commercial mortgages:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
September 30, 2021
Credit Quality Performance
Indicator:
In good standing	646	$14,084	$10,405	$4,872	$3,774	$1,932	$451	$35,518	99%
Restructured(a)	9	-	141	49	-	136	-	326	1
90 days or less delinquent	-	-	-	-	-	-	-	-	-
>90 days delinquent or in
process of foreclosure	5	-	81	55	-	-	-	136	-
Total(b)	660	$14,084	$10,627	$4,976	$3,774	$2,068	$451	$35,980	100%
Allowance for credit losses		$104	$262	$114	$42	$29	$6	$557	2%
December 31, 2020
Credit Quality Performance
Indicator:
In good standing	688	$13,969	$10,506	$5,144	$3,766	$2,064	$460	$35,909	99%
Restructured(a)	5	-	52	50	-	4	-	106	-
90 days or less delinquent	3	-	87	-	-	114	-	201	-
>90 days delinquent or in
process of foreclosure	4	-	67	55	-	86	-	208	1
Total(b)	700	$13,969	$10,712	$5,249	$3,766	$2,268	$460	$36,424	100%
Allowance for credit losses		$145	$267	$145	$53	$65	$10	$685	2%

(a)Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. For additional discussion of troubled debt restructurings see Note 7 to the Consolidated Financial Statements in the 2020 Annual Report.

(b) Does not reflect allowance for credit losses.

The following table presents credit quality performance indicators for residential mortgages by year of vintage:

September 30, 2021
(in millions)	2021	2020	2019	2018	2017	Prior	Total
FICO*:
780 and greater	$1,066	$752	$355	$133	$227	$570	$3,103
720 - 779	830	255	102	51	69	177	1,484
660 - 719	29	44	25	13	21	55	187
600 - 659	-	1	2	3	2	13	21
Less than 600	-	-	1	1	2	9	13
Total residential mortgages	$1,925	$1,052	$485	$201	$321	$824	$4,808

December 31, 2020
(in millions)	2020	2019	2018	2017	2016	Prior	Total
FICO*:
780 and greater	$522	$619	$283	$469	$539	$484	$2,916
720 - 779	478	349	103	155	180	156	1,421
660 - 719	19	61	28	42	51	58	259
600 - 659	1	5	6	7	4	12	35
Less than 600	-	-	1	2	2	9	14
Total residential mortgages	$1,020	$1,034	$421	$675	$776	$719	$4,645

*Fair Isaac Corporation (FICO) is the credit quality indicator used to evaluate consumer credit risk for residential mortgage loan borrowers and have been updated within the last twelve months.

46 AIG | Third Quarter 2021 Form 10-Q

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

The following table presents a rollforward of the changes in the allowance for credit losses on Mortgage and other loans receivable(a):

Three Months Ended September 30,	2021			2020
	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of period	$587	$114	$701	$667	$127	$794
Loans charged off	(2)	-	(2)	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-
Net charge-offs	(2)	-	(2)	-	-	-
Addition to (release of) allowance for loan losses	(28)	1	(27)	(8)	11	3
Reclassified to held for sale(b)	-	(31)	(31)	-	-	-
Allowance, end of period	$557	$84	$641	$659	$138	$797
Nine Months Ended September 30,	2021			2020
	Commercial	Other		Commercial	Other
(in millions)	Mortgages	Loans	Total	Mortgages	Loans	Total
Allowance, beginning of year	$685	$129	$814	$336	$102	$438
Initial allowance upon CECL adoption	-	-	-	311	7	318
Loans charged off	(2)	-	(2)	(12)	-	(12)
Recoveries of loans previously charged off	-	-	-	-	-	-
Net charge-offs	(2)	-	(2)	(12)	-	(12)
Addition to (release of) allowance for loan losses	(126)	(14)	(140)	24	29	53
Reclassified to held for sale(b)	-	(31)	(31)	-	-	-
Allowance, end of period	$557	$84	$641	$659	$138	$797

(a)Does not include allowance for credit losses of $83 million and $66 million, respectively, at September 30, 2021 and 2020 in relation to off-balance-sheet commitments to fund commercial mortgage loans, which is recorded in Other liabilities.

(b)Reported in Other assets in the Condensed Consolidated Balance Sheets.

AIG | Third Quarter 2021 Form 10-Q 47

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

In response to the COVID-19 pandemic, there was an increase in the volume of loan modifications in our commercial mortgage, residential mortgage and leveraged loan portfolios in 2020. The COVID-19 related modifications were primarily in the form of short term payment deferrals (one to six months). Short-term payment deferrals are not considered a concession and therefore these modifications are not considered a TDR. As of September 30, 2021, the number of loans in deferral or in the process of being modified have returned to pre-COVID-19 levels.

During the nine-month periods ended September 30, 2021 and 2020, loans with a carrying value of $45 million and $50 million, respectively, were modified in TDRs.

7. Reinsurance

Sale of Fortitude Holdings

On June 2, 2020, we completed the Majority Interest Fortitude Sale. AIG established Fortitude Re, a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Run-Off operations. As of September 30, 2021, approximately $29.9 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $3.8 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Run-Off operations. Additionally, the Majority Interest Fortitude Sale was subject to a post-closing purchase price adjustment pursuant to which AIG would pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur through December 31, 2023, up to a maximum payment of $500 million. Effective in the second quarter of 2021, AIG, Fortitude Holdings, Carlyle FRL, T&D and Carlyle amended the purchase agreement to finalize the post-closing purchase price adjustment for adverse reserve development. As a result of this amendment, during the nine months ended September 30, 2021, AIG recorded a $21 million benefit through Policyholder benefits and losses incurred and eliminated further net exposure to adverse development on the reserves ceded to Fortitude Re.

These reinsurance transactions between AIG and Fortitude Re were structured as modco and loss portfolio transfer arrangements with funds withheld (funds withheld). In modco and funds withheld arrangements, the investments supporting the reinsurance agreements, and which reflect the majority of the consideration that would be paid to the reinsurer for entering into the transaction, are withheld by, and therefore continue to reside on the balance sheet of, the ceding company (i.e., AIG) thereby creating an obligation for the ceding company to pay the reinsurer (i.e., Fortitude Re) at a later date. Additionally, as AIG maintains ownership of these investments, AIG will maintain its existing accounting for these assets (e.g., the changes in fair value of available for sale securities will be recognized within Other comprehensive income (loss)). As a result of the deconsolidation resulting from the Majority Interest Fortitude Sale, AIG has established a funds withheld payable to Fortitude Re while simultaneously establishing a reinsurance asset representing reserves for the insurance coverage that Fortitude Re has assumed. The funds withheld payable contains an embedded derivative and changes in fair value of the embedded derivative related to the funds withheld payable are recognized in earnings through Net realized gains (losses). This embedded derivative is considered a total return swap with contractual returns that are attributable to various assets and liabilities associated with these reinsurance agreements.

48 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

There is a diverse pool of assets supporting the funds withheld arrangements with Fortitude Re. The following summarizes the composition of the pool of assets:

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value	Corresponding Accounting Policy
Fixed maturity securities - available for sale(a)	$33,457	$33,457	$36,047	$36,047	Fair value through other comprehensive income (loss)
Fixed maturity securities - fair value option	158	158	200	200	Fair value through net investment income
Commercial mortgage loans	3,732	3,968	3,679	4,010	Amortized cost
Real estate investments	245	508	358	585	Amortized cost
Private equity funds / hedge funds	1,465	1,465	1,168	1,168	Fair value through net investment income
Policy loans	384	384	413	413	Amortized cost
Short-term investments	55	55	34	34	Fair value through net investment income
Funds withheld investment assets	39,496	39,995	41,899	42,457
Derivative assets, net(b)	47	47	(1)	(1)	Fair value through net realized gains (losses)
Other(c)	846	846	604	604	Amortized cost
Total	$40,389	$40,888	$42,502	$43,060

(a)The change in the net unrealized gains (losses) on available for sale securities related to the Fortitude Re funds withheld assets was $(2.1) billion ($(1.6) billion after-tax) for the nine months ended September 30, 2021 and $1.0 billion ($812 million after-tax) during the post deconsolidation period (June 2, 2020 - December 31, 2020).

(b) The derivative assets and liabilities have been presented net of cash collateral. The derivative assets and liabilities supporting the Fortitude Re funds withheld arrangements had a fair market value of $304 million and $12 million, respectively, as of September 30, 2021. The derivative assets supporting the Fortitude Re funds withheld arrangements had a fair market value of $357 million as of December 31, 2020. These derivative assets and liabilities are fully collateralized either by cash or securities.

(c) Primarily comprised of Cash and Accrued investment income.

The impact of the funds withheld arrangements with Fortitude Re was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Net underwriting income(a)	$-	$-	$-	$-
Net investment income - Fortitude Re funds withheld assets	495	458	1,488	574
Net realized gains (losses) on Fortitude Re funds withheld assets:
Net realized gains - Fortitude Re funds withheld assets	190	32	536	128
Net realized gains (losses) - Fortitude Re embedded derivatives	(209)	(656)	117	(1,493)
Net realized gains (losses) on Fortitude Re funds withheld assets	(19)	(624)	653	(1,365)
Income (loss) from continuing operations before income tax expense (benefit)	476	(166)	2,141	(791)
Income tax expense (benefit)(b)	99	(35)	449	(166)
Net income (loss)	377	(131)	1,692	(625)
Change in unrealized appreciation (depreciation) of all other investments(b)	(360)	132	(1,645)	570
Comprehensive income (loss)	$17	$1	$47	$(55)

(a) Effective in the second quarter of 2021, an amendment was made to the purchase agreement to finalize the post-closing purchase price adjustment for adverse reserve development and as a result, during the nine months ended September 30, 2021, AIG recognized a $21 million benefit through Policyholder benefits and losses incurred.

(b) The income tax expense (benefit) and the tax impact in AOCI was computed using AIG’s U.S. statutory tax rate of 21 percent.

Various assets supporting the Fortitude Re funds withheld arrangements are reported at amortized cost, and as such, changes in the fair value of these assets are not reflected in the financial statements. However, changes in the fair value of these assets are included in the embedded derivative in the Fortitude Re funds withheld arrangements and the appreciation of these assets is the primary driver of the comprehensive income (loss) reflected above.

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

AIG | Third Quarter 2021 Form 10-Q 49

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 7. Reinsurance

We assess the collectability of reinsurance recoverable balances in each reporting period, through either historical trends of disputes and credit events or financial analysis of the credit quality of the reinsurer. We record adjustments to reflect the results of these assessments through an allowance for credit losses and disputes on uncollectable reinsurance that reduces the carrying amount of reinsurance and other assets on the consolidated balance sheets (collectively, reinsurance recoverables). This estimate requires significant judgment for which key considerations include:

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

The total reinsurance recoverables as of September 30, 2021 were $76.8 billion. As of that date, utilizing AIG’s ORRs, (i) approximately 92 percent of the reinsurance recoverables were investment grade, of which 52 percent related to General Insurance and 40 percent related to Life and Retirement; (ii) approximately 6 percent of the reinsurance recoverables were non-investment grade, the majority of which related to General Insurance; (iii) less than one percent of the non-investment grade reinsurance recoverables related to Life and Retirement and (iv) approximately one percent of the reinsurance recoverables related to entities that were not rated by AIG.

As of September 30, 2021, approximately 74 percent of our non-investment grade reinsurance exposure related to captive insurers. These arrangements are typically collateralized by letters of credit, funds withheld or trust agreements.

Reinsurance Recoverable Allowance

The following table presents a rollforward of the reinsurance recoverable allowance:

Three Months Ended September 30,	2021			2020
	General	Life and		General	Life and
(in millions)	Insurance	Retirement	Total	Insurance	Retirement	Total
Balance, beginning of period	$287	$87	$374	$305	$59	$364
Addition to (release of) allowance for expected credit losses and disputes, net	5	15	20	(2)	2	-
Write-offs charged against the allowance for credit losses and disputes	(8)	-	(8)	-	-	-
Other changes	2	-	2	5	1	6
Balance, end of period	$286	$102	$388	$308	$62	$370
Nine Months Ended September 30,	2021			2020
	General	Life and		General	Life and
(in millions)	Insurance	Retirement	Total	Insurance	Retirement	Total
Balance, beginning of year	$292	$83	$375	$111	$40	$151
Initial allowance upon CECL adoption	-	-	-	202	22	224
Addition to (release of) allowance for expected credit losses and disputes, net	5	19	24	-	5	5
Write-offs charged against the allowance for credit losses and disputes	(15)	-	(15)	(5)	(5)	(10)
Other changes	4	-	4	-	-	-
Balance, end of period	$286	$102	$388	$308	$62	$370

There were no material recoveries of credit losses previously written off for either of the three- or nine-month periods ended September 30, 2021. There were no recoveries of credit losses previously written off for either of the three- or nine-month periods ended September 30, 2020.

Past-Due Status

We consider a reinsurance asset to be past due when it is 90 days past due. The allowance for credit losses is estimated excluding disputed amounts. An allowance for disputes is established using the losses incurred method for contingencies. Past due balances on claims that are not in dispute were not material for any of the periods presented.

50 AIG | Third Quarter 2021 Form 10-Q

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

	Real Estate and		Affordable
	Investment	Securitization	Housing
(in millions)	Entities(d)	Vehicles	Partnerships(e)	Other	Total
September 30, 2021
Assets:
Bonds available for sale	$-	$5,104	$-	$-	$5,104
Other bond securities	-	1,985	-	-	1,985
Equity securities	449	-	-	-	449
Mortgage and other loans receivable	-	2,875	-	-	2,875
Other invested assets
Alternative investments(a)	3,167	-	-	-	3,167
Investment real estate	3,026	-	-	-	3,026
Short-term investments	388	176	-	20	584
Cash	137	-	-	-	137
Accrued investment income	-	20	-	-	20
Other assets(e)	152	70	3,898	-	4,120
Other	28	-	-	2	30
Total(b)	$7,347	$10,230	$3,898	$22	$21,497
Liabilities:
Debt of consolidated investment entities	$2,285	$4,519	$-	$-	$6,804
Other(c)(e)	166	317	2,570	9	3,062
Total	$2,451	$4,836	$2,570	$9	$9,866

December 31, 2020
Assets:
Bonds available for sale	$-	$6,089	$-	$-	$6,089
Other bond securities	-	2,367	-	-	2,367
Equity securities	507	-	-	-	507
Mortgage and other loans receivable	-	3,135	-	-	3,135
Other invested assets
Alternative investments(a)	2,689	-	-	-	2,689
Investment real estate	3,378	-	3,558	-	6,936
Short-term investments	365	1,534	-	27	1,926
Cash	129	-	203	-	332
Accrued investment income	-	38	-	-	38
Other assets	166	120	243	-	529
Other	3	-	-	2	5
Total(b)	$7,237	$13,283	$4,004	$29	$24,553
AIG | Third Quarter 2021 Form 10-Q 51

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 8. Variable Interest Entities

Liabilities:
Debt of consolidated investment entities	$2,559	$3,961	$2,287	$2	$8,809
Other(c)	180	187	187	10	564
Total	$2,739	$4,148	$2,474	$12	$9,373

(a)Comprised primarily of investments in real estate joint ventures at September 30, 2021 and December 31, 2020.

(b) The assets of each VIE can be used only to settle specific obligations of that VIE.

(c) Comprised primarily of Other liabilities at September 30, 2021 and December 31, 2020.

(d) At September 30, 2021 and December 31, 2020, off-balance sheet exposure primarily consisting of our insurance companies’ commitments to real estate and investment entities were $2.7 billion and $2.4 billion, respectively, of which commitments to external parties were $0.8 billion and $0.7 billion, respectively.

(e) Includes Affordable Housing portfolio classified as held for sale and reported in Other assets and Other liabilities.

We calculate our maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where we have also provided credit protection to the VIE with the VIE as the referenced obligation, and (iii) other commitments and guarantees to the VIE.

Under the terms of six transactions entered into between 2012 and 2014, securitized portfolios of certain debt securities previously owned by AIG and its affiliates, an indirectly wholly-owned subsidiary of AIG was obligated to make certain capital contributions to such a securitization VIE in the event that the VIE was unable to redeem any rated notes it had in issue on the relevant redemption date. AIG had provided a guarantee to the six securitization VIEs of the obligations of its indirectly wholly-owned subsidiary to make such capital contributions when due. At or prior to September 30, 2021, all six transactions had been terminated. In aggregate, the termination of these six transactions resulted in a reduction of debt of consolidated investment entities of $175 million. There were no amounts paid related to the guarantees provided.

SunAmerica Affordable Housing Partners, Inc. (SAAHP) provides a Base Internal Rate of Return (Base IRR) guarantee to its third party investors, so that on a specified date if the investor has not received distributions of cash and allocations of certain tax benefits required to achieve their Base IRR as provided for in the partnership agreement, SAAHP shall distribute cash to effectively generate the Base IRR to the investor. In addition, SAAHP has from time to time guaranteed certain debt issued by third parties related to its business activities. As of September 30, 2021, the off-balance sheet amount of that guarantee was approximately $1 million.

The following table presents total assets of unconsolidated VIEs in which we hold a variable interest, as well as our maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
	Total VIE	On-Balance		Off-Balance
(in millions)	Assets	Sheet	(b)	Sheet		Total
September 30, 2021
Real estate and investment entities(a)	$421,901	$7,557		$3,545	(d)	$11,102
Affordable housing partnerships	2,445	292	(c)	1		293
Other	1,717	203		479	(e)	682
Total	$426,063	$8,052		$4,025		$12,077
December 31, 2020
Real estate and investment entities(a)	$321,716	$6,420		$3,273	(d)	$9,693
Affordable housing partnerships	2,801	368	(c)	4		372
Other	1,733	195		546	(e)	741
Total	$326,250	$6,983		$3,823		$10,806

(a)Comprised primarily of hedge funds and private equity funds.

(b) At September 30, 2021 and December 31, 2020, $7.7 billion and $6.8 billion, respectively, of our total unconsolidated VIE assets were recorded as Other invested assets.

(c) At September 30, 2021, primarily included alternative equity investments of $6 million, other loans receivables of $33 million, and other assets of $246 million. At December 31, 2020, primarily included alternative equity investments of $257 million and other loans receivables of $97 million.

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

52 AIG | Third Quarter 2021 Form 10-Q

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

The following table presents the notional amounts of our derivatives and the fair value of derivative assets and liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2021				December 31, 2020
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
	Notional	Fair	Notional	Fair	Notional	Fair	Notional	Fair
(in millions)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Derivatives designated as
hedging instruments:(a)
Interest rate contracts	$807	$11	$895	$4	$815	$16	$356	$11
Foreign exchange contracts	8,504	499	2,842	164	3,468	256	7,424	379
Derivatives not designated
as hedging instruments:(a)
Interest rate contracts	45,446	3,672	41,617	3,886	62,259	4,621	48,732	4,425
Foreign exchange contracts	13,834	849	4,789	457	9,518	766	12,860	711
Equity contracts	25,448	587	3,767	59	22,924	1,130	7,076	223
Commodity contracts	340	8	216	-	-	-	-	-
Credit contracts(b)	3,790	2	950	61	5,797	2	969	67
Other contracts(c)	43,377	12	54	1	43,441	14	54	6
Total derivatives, gross	$141,546	$5,640	$55,130	$4,632	$148,222	$6,805	$77,471	$5,822
Counterparty netting(d)		(2,698)		(2,698)		(3,812)		(3,812)
Cash collateral(e)		(2,058)		(1,231)		(2,219)		(1,441)
Total derivatives on Condensed
Consolidated Balance Sheets(f)		$884		$703		$774		$569

(a) Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b) As of September 30, 2021 and December 31, 2020, included CDSs on super senior multi-sector CDOs with a net notional amount of $111 million and $137 million (fair value liability of $43 million and $44 million), respectively. The net notional amount represents the maximum exposure to loss on the portfolio.

(c) Consists primarily of stable value wraps and contracts with multiple underlying exposures.

(d) Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e) Represents cash collateral posted and received that is eligible for netting.

(f) Freestanding derivatives only, excludes embedded derivatives. Derivative instrument assets and liabilities are recorded in Other assets and Other liabilities, respectively. Fair value of assets related to bifurcated embedded derivatives was zero at both September 30, 2021 and December 31, 2020. Fair value of liabilities related to bifurcated embedded derivatives was $14.7 billion and $15.8 billion, respectively, at September 30, 2021 and December 31, 2020. A bifurcated embedded derivative is generally presented with the host contract in the Condensed Consolidated Balance Sheets. Embedded derivatives are primarily related to guarantee features in variable annuity products, which include equity and interest rate components, and the funds withheld arrangement with Fortitude Re. For additional information see Note 7 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2021 Form 10-Q 53

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

Collateral posted by us to third parties for derivative transactions was $2.9 billion at September 30, 2021 and $3.0 billion at December 31, 2020. In the case of collateral posted under derivative transactions that are not subject to clearing, this collateral can generally be repledged or resold by the counterparties. Collateral provided to us from third parties for derivative transactions was $2.3 billion and $2.3 billion at September 30, 2021 and December 31, 2020, respectively. In the case of collateral provided to us under derivative transactions that are not subject to clearing, we generally can repledge or resell collateral.

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

We use foreign currency denominated debt and cross-currency swaps as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with our non-U.S. dollar functional currency foreign subsidiaries. For net investment hedge relationships where issued debt is used as a hedging instrument, we assess the hedge effectiveness and measure the amount of ineffectiveness based on changes in spot rates. For net investment hedge relationships that use derivatives as hedging instruments, we assess hedge effectiveness and measure hedge ineffectiveness using changes in forward rates. For the three- and nine-month periods ended September 30, 2021, we recognized gains of $57 million and $163 million, respectively, and for the three- and nine-month periods ended September 30, 2020, we recognized losses of $107 million and $5 million, respectively, included in Change in foreign currency translation adjustments in Other comprehensive income (loss) related to the net investment hedge relationships.

A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

54 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

The following table presents the gain (loss) recognized in income on our derivative instruments in fair value hedging relationships in the Condensed Consolidated Statements of Income (Loss):

Gains/(Losses) Recognized in Income for:
Hedging		Excluded	Hedged
(in millions)	Derivatives(a)	Components(b)	Items	Net Impact
Three Months Ended September 30, 2021
Interest rate contracts:
Interest credited to policyholder account balances	$(3)	$-	$6	$3
Net investment income	1	-	(2)	(1)
Foreign exchange contracts:
Net realized gains/(losses)	205	30	(205)	30
Three Months Ended September 30, 2020
Interest rate contracts:
Interest credited to policyholder account balances	$(2)	$-	$5	$3
Net investment income	1	-	-	1
Foreign exchange contracts:
Net realized gains/(losses)	(250)	(50)	250	(50)
Nine Months Ended September 30, 2021
Interest rate contracts:
Interest credited to policyholder account balances	$(10)	$-	$13	$3
Net investment income	8	-	(9)	(1)
Foreign exchange contracts:
Net realized gains/(losses)	201	108	(201)	108
Nine Months Ended September 30, 2020
Interest rate contracts:
Interest credited to policyholder account balances	$16	$-	$(15)	$1
Net investment income	(6)	-	6	-
Foreign exchange contracts:
Net realized gains/(losses)	(77)	155	77	155

(a) Gains and losses on derivative instruments designated and qualifying in fair value hedges that are included in the assessment of hedge effectiveness.

(b) Gains and losses on derivative instruments designated and qualifying in fair value hedges that are excluded from the assessment of hedge effectiveness and recognized in earnings on a mark-to-market basis.

AIG | Third Quarter 2021 Form 10-Q 55

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 9. Derivatives and Hedge Accounting

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of derivative instruments not designated as hedging instruments in the Condensed Consolidated Statements of Income (Loss):

	Gains (Losses) Recognized in Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
By Derivative Type:
Interest rate contracts	$(172)	$(462)	$(861)	$2,104
Foreign exchange contracts	310	(535)	271	366
Equity contracts	(55)	(46)	(606)	586
Commodity contracts	(5)	-	(4)	-
Credit contracts	-	(1)	(9)	55
Other contracts	17	18	49	44
Embedded derivatives	(28)	(507)	1,569	(3,333)
Total	$67	$(1,533)	$409	$(178)
By Classification:
Policy fees	$16	$16	$46	$46
Net investment income	(1)	4	(6)	1
Net realized gains (losses) - excluding Fortitude Re funds withheld assets	277	(775)	329	1,398
Net realized gains (losses) on Fortitude Re funds withheld assets(a)	(224)	(776)	45	(1,639)
Policyholder benefits and claims incurred	(1)	(2)	(5)	16
Total	$67	$(1,533)	$409	$(178)

(a)Includes over-the-counter derivatives supporting the funds withheld arrangements with Fortitude Re and the embedded derivative contained within the funds withheld payable with Fortitude Re.

CREDIT RISK-RELATED CONTINGENT FEATURES

We estimate that at September 30, 2021, based on our outstanding financial derivative transactions, a downgrade of our long-term senior debt ratings to BBB or BBB– by Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc., and/or a downgrade to Baa2 or Baa3 by Moody’s Investors’ Service, Inc. would permit counterparties to make additional collateral calls and permit certain counterparties to elect early termination of contracts, resulting in corresponding collateral postings and termination payments in the total amount of up to approximately $39 million. The aggregate fair value of our derivatives that were in a net liability position and that contain such credit risk-related contingencies which can be triggered below our long-term senior debt ratings of BBB+ or Baa1 was approximately $213 million and $257 million at September 30, 2021 and December 31, 2020, respectively. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2021 and December 31, 2020, was approximately $243 million and $306 million, respectively.

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

We elect to account for our investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Our investments in these hybrid securities are reported as Other bond securities in the Condensed Consolidated Balance Sheets. The fair values of these hybrid securities were $2.1 billion and $2.4 billion at September 30, 2021 and December 31, 2020, respectively. These securities have par amounts of $4.7 billion and $5.0 billion at September 30, 2021 and December 31, 2020, respectively, and have remaining stated maturity dates that extend to 2052.

56 AIG | Third Quarter 2021 Form 10-Q

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

Our gross loss reserves before reinsurance and discount are net of contractual deductible recoverable amounts due from policyholders of approximately $12.3 billion and $12.6 billion at September 30, 2021 and December 31, 2020, respectively. These recoverable amounts are related to certain policies with high deductibles (in excess of high dollar amounts retained by the insured through self-insured retentions, deductibles, retrospective programs, or captive arrangements, each referred to generically as “deductibles”), primarily for U.S. Commercial casualty business. With respect to the deductible portion of the claim, we manage and pay the entire claim on behalf of the insured and are reimbursed by the insured for the deductible portion of the claim. Thus, these recoverable amounts represent a credit exposure to us. At both September 30, 2021 and December 31, 2020, we held collateral of approximately $8.6 billion and $9.2 billion, respectively, for these deductible recoverable amounts, consisting primarily of letters of credit and funded trust agreements. Allowance for credit losses for the unsecured portion of these recoverable amounts was $14 million at both September 30, 2021 and December 31, 2020.

AIG | Third Quarter 2021 Form 10-Q 57

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following table presents the rollforward of activity in Loss Reserves:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Liability for unpaid loss and loss adjustment expenses, beginning of period	$78,981	$77,853	$77,720	$78,328
Reinsurance recoverable	(34,866)	(35,458)	(34,431)	(31,069)
Initial allowance upon CECL adoption	-	-	-	164
Net Liability for unpaid loss and loss adjustment expenses, beginning of period	44,115	42,395	43,289	47,423
Losses and loss adjustment expenses incurred:
Current year	4,467	4,324	12,262	12,683
Prior years, excluding discount and amortization of deferred gain	(153)	20	(166)	(6)
Prior years, discount charge (benefit)	83	25	99	135
Prior years, amortization of deferred gain on retroactive reinsurance(a)	(13)	(36)	(107)	(187)
Total losses and loss adjustment expenses incurred	4,384	4,333	12,088	12,625
Losses and loss adjustment expenses paid:
Current year	(1,147)	(1,316)	(2,370)	(2,568)
Prior years	(2,449)	(3,115)	(8,653)	(11,256)
Total losses and loss adjustment expenses paid	(3,596)	(4,431)	(11,023)	(13,824)
Other changes:
Foreign exchange effect	(414)	925	(57)	656
Allowance for credit losses	-	-	-	-
Retroactive reinsurance adjustment (net of discount)(b)	159	80	351	240
Fortitude sale(c)	-	-	-	(3,818)
Total other changes	(255)	1,005	294	(2,922)
Liability for unpaid loss and loss adjustment expenses, end of period:
Net liability for unpaid losses and loss adjustment expenses	44,648	43,302	44,648	43,302
Reinsurance recoverable	34,626	35,282	34,626	35,282
Total	$79,274	$78,584	$79,274	$78,584

(a)Includes $5 million and $6 million for the retroactive reinsurance agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc. (Berkshire), covering U.S. asbestos exposures for the three-month periods ended September 30, 2021 and 2020, respectively, and $23 million and $26 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

(b) Includes benefit (charge) from change in discount on retroactive reinsurance in the amount of $22 million and $20 million for the three-month periods ended September 30, 2021 and 2020, respectively, and $78 million and $78 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

(c) On June 2, 2020, AIG completed the Majority Interest Fortitude Sale. Concurrent with the Majority Interest Fortitude Sale, AIG established a reinsurance recoverable. For additional information see Note 1 to the Condensed Consolidated Financial Statements.

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

58 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

Prior Year Development

During the three-month period ended September 30, 2021, we recognized favorable prior year loss reserve development of $153 million excluding discount and amortization of deferred gain. During the nine-month period ended September 30, 2021, we recognized favorable prior year loss reserve development of $166 million excluding discount and amortization of deferred gain. The development in these periods was largely driven by favorable development on U.S. Workers Compensation, global short-tailed Commercial Lines and Personal Insurance, including catastrophes, partially offset by unfavorable development in Financial Lines (U.S. and International).

During the three-month period ended September 30, 2020, we recognized unfavorable prior year loss reserve development of $20 million excluding discount and amortization of deferred gain. During the nine-month period ended September 30, 2020, we recognized favorable prior year loss reserve development of $6 million excluding discount and amortization of deferred gain. The development in these periods was primarily driven by favorable development on U.S. Workers Compensation, short-tailed Commercial Lines, and International Personal Property, offset by unfavorable development in global Financial Lines and Europe Casualty Lines.

Discounting of Loss Reserves

At September 30, 2021 and December 31, 2020, the loss reserves reflect a net loss reserve discount of $741 million and $725 million, respectively, including tabular and non-tabular calculations based upon the following assumptions:

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

At September 30, 2021 and December 31, 2020, the discount consists of $261 million and $285 million of tabular discount, respectively, and $480 million and $440 million of non-tabular discount for workers’ compensation, respectively. During the nine-month periods ended September 30, 2021 and 2020, the benefit / (charge) from changes in discount of $(62) million and $(41) million, respectively, were recorded as part of the policyholder benefits and losses incurred in the Condensed Consolidated Statements of Income (Loss).

AIG | Third Quarter 2021 Form 10-Q 59

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 10. Insurance Liabilities

The following table presents the components of the loss reserve discount discussed above:

	September 30, 2021			December 31, 2020
	North			North
	America	Other		America	Other
	Commercial	Operations		Commercial	Operations
(in millions)	Insurance	Run-Off(b)	Total	Insurance	Run-Off(b)	Total
U.S. workers' compensation	$1,574	$-	$1,574	$1,636	$-	$1,636
Retroactive reinsurance	(833)	-	(833)	(911)	-	(911)
Total reserve discount(a)	$741	$-	$741	$725	$-	$725

(a)Excludes $121 million and $151 million of discount related to certain long-tail liabilities in the UK at September 30, 2021 and December 31, 2020, respectively.

(b)Excludes $502 million and $493 million, respectively, of discount which was 100 percent ceded to Fortitude Re at September 30, 2021 and December 31, 2020. On June 2, 2020, we completed the Majority Interest Fortitude Sale. For additional information see Note 1 to the Condensed Consolidated Financial Statements.

The following table presents the net loss reserve discount benefit (charge):

Three Months Ended September 30,	2021			2020
	North			North
	America	Other		America	Other
	Commercial	Operations		Commercial	Operations
(in millions)	Insurance	Run-Off	Total	Insurance	Run-Off(d)	Total
Current accident year	$11	$-	$11	$56	$-	$56
Accretion and other adjustments to prior year discount	(83)	-	(83)	(25)	-	(25)
Effect of interest rate changes	-	-	-	-	-	-
Net reserve discount benefit (charge)(a)	(72)	-	(72)	31	-	31
Change in discount on loss reserves ceded under
retroactive reinsurance	22	-	22	20	-	20
Net change in total reserve discount(b)	$(50)	$-	$(50)	$51	$-	$51

Nine Months Ended September 30,	2021			2020
	North			North
	America	Other		America	Other
	Commercial	Operations		Commercial	Operations
(in millions)	Insurance	Run-Off	Total	Insurance	Run-Off(d)	Total
Current accident year	$37	$-	$37	$94	$-	$94
Accretion and other adjustments to prior year discount	(99)	-	(99)	(117)	(18)	(135)
Effect of interest rate changes	-	-	-	-	-	-
Net reserve discount benefit (charge)(a)	(62)	-	(62)	(23)	(18)	(41)
Change in discount on loss reserves ceded under
retroactive reinsurance	78	-	78	78	-	78
Net change in total reserve discount(c)	$16	$-	$16	$55	$(18)	$37

(a) For the three- and nine-month periods ended September 30, 2021 and September 30, 2020, the changes in net reserve discount benefit (charge) were primarily driven by accretion and changes to nominal reserves.

(b) Excludes $(39) million and $(12) million discount related to certain long-tail liabilities in the UK for the three-month periods ended September 30, 2021 and 2020, respectively.

(c) Excludes $(30) million and $(20) million discount related to certain long-tail liabilities in the UK for the nine-month periods ended September 30, 2021 and 2020, respectively.

(d) On June 2, 2020, we completed the Majority Interest Fortitude Sale. For additional information see Note 1 to the Condensed Consolidated Financial Statements. Change in discount prior to the sale is included in the above for the three- and nine-month periods ended September 30, 2020. Following the sale, 100 percent of the discount is ceded to Fortitude Re.

Amortization of Deferred Gain on Retroactive Reinsurance

Amortization of deferred gain on retroactive reinsurance includes $8 million and $29 million related to the adverse development reinsurance cover with NICO for the three-month periods ended September 30, 2021 and 2020, respectively, and $84 million and $161 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

Amounts recognized reflect the amortization of deferred gain at inception, as amended for subsequent changes in the deferred gain due to changes in subject reserves.

60 AIG | Third Quarter 2021 Form 10-Q

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

Moriarty Litigation

Effective January 1, 2013, the California legislature enacted AB 1747 (the Act), which amended the Insurance Code to mandate that life insurance policies issued and delivered in California contain a 60-day grace period during which time the policies must remain in force after a premium payment is missed, and that life insurers provide both a 30-day minimum notification of lapse and the right of policy owners to designate a secondary recipient for lapse and termination notices. Following guidance from the California Department of Insurance and certain industry trade groups, American General Life Insurance Company (AGL) interpreted the Act to be prospective in nature, applying only to policies issued and delivered on or after the Act’s January 1, 2013, effective date. On July 18, 2017, AGL was sued in a putative class action captioned Moriarty v. American General Life Insurance Company, No. 17-cv-1709 (S.D. Cal.), challenging AGL’s prospective application of the Act. Plaintiff’s complaint, which is similar to complaints filed against other insurers, argues that policies issued and delivered prior to January 1, 2013, like the $1 million policy issued to Plaintiff’s husband do not lapse—despite nonpayment of premiums—if the insurer has not complied with the Act’s terms. On August 30, 2021, the California Supreme Court issued an opinion in McHugh v. Protective Life Insurance, 12 Cal. 5th 213 (2021), ruling that the Act applies to all policies in force on January 1, 2013, regardless of when the policies were issued. The District Court in Moriarty reached effectively the same result on October 2, 2020, when it held that the Act applied to Plaintiff’s husband’s 25-year term life insurance policy under the theory that the payment of premiums “renewed” Plaintiff’s policy after the effective date of the Act. However, the District Court in Moriarty also ruled on October 2, 2020 that various fact issues precluded a final determination as to AGL’s liability and what (if any) corresponding damages may have resulted. In addition, the District Court denied Plaintiff’s motion for class certification without

AIG | Third Quarter 2021 Form 10-Q 61

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 11. Contingencies, Commitments and Guarantees

prejudice on November 25, 2020. Proceedings are ongoing in the District Court in the Moriarty case and in other California cases that raise similar industry-wide issues. We have accrued our current estimate of probable loss with respect to this litigation.

Tax Litigation

We were party to tax litigation before the Southern District of New York (Southern District), which was dismissed by the Southern District in October 2020 based upon the settlement reached between AIG and the government. For additional information see Note 15 to the Condensed Consolidated Financial Statements.

Other Commitments

In the normal course of business, we enter into commitments to invest in limited partnerships, private equity funds and hedge funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $7.8 billion at September 30, 2021.

Guarantees

Subsidiaries

We have issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products Corp. and related subsidiaries (collectively AIGFP) and of AIG Markets, Inc. arising from transactions entered into by AIG Markets, Inc.

In connection with AIGFP’s business activities, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors of structured leasing transactions in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at September 30, 2021 was $74 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of scheduled payments to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor’s rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay without reimbursement.

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

Asset Dispositions

We are subject to financial guarantees and indemnity arrangements in connection with the completed sales of businesses. The various arrangements may be triggered by, among other things, declines in asset values, the occurrence of specified business contingencies, the realization of contingent liabilities, developments in litigation or breaches of representations, warranties or covenants provided by us. These arrangements are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or are not applicable. The Majority Interest Fortitude Sale was subject to a post-closing purchase price adjustment pursuant to which AIG would pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur through December 31, 2023, up to a maximum of $500 million. Effective in the second quarter of 2021, AIG, Fortitude Holdings, Carlyle FRL, T&D and Carlyle amended the purchase agreement to finalize the post-closing purchase price adjustment for adverse reserve development. As a result of this amendment, during the nine months ended September 30, 2021, AIG recorded a $21 million benefit through Policyholder benefits and losses incurred and eliminated further net exposure to adverse development on the reserves ceded to Fortitude Re.

We are unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, we believe the likelihood that we will have to make any material payments related to completed sales under these arrangements is remote, and no material liabilities related to these arrangements have been recorded in the Condensed Consolidated Balance Sheets.

62 AIG | Third Quarter 2021 Form 10-Q

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

The following table presents declaration date, record date, payment date and dividends paid per preferred share and per depository share on the Series A Preferred Stock in the nine months ended September 30, 2021 and 2020:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Preferred Share	Per Depositary Share
August 5, 2021	August 31, 2021	September 15, 2021	$365.625	$0.365625
May 6, 2021	May 31, 2021	June 15, 2021	365.625	0.365625
February 16, 2021	February 26, 2021	March 15, 2021	365.625	0.365625
August 3, 2020	August 31, 2020	September 15, 2020	$365.625	$0.365625
May 4, 2020	May 29, 2020	June 15, 2020	365.625	0.365625
February 12, 2020	February 28, 2020	March 16, 2020	365.625	0.365625

Common Stock

The following table presents a rollforward of outstanding shares:

Nine Months Ended September 30, 2021	Common	Treasury	Common Stock
	Stock Issued	Stock	Outstanding
Shares, beginning of year	1,906,671,492	(1,045,113,443)	861,558,049
Shares issued	-	6,532,595	6,532,595
Shares repurchased	-	(32,294,593)	(32,294,593)
Shares, end of period	1,906,671,492	(1,070,875,441)	835,796,051

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

AIG | Third Quarter 2021 Form 10-Q 63

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents declaration date, record date, payment date and dividends paid per common share on AIG Common Stock in the nine months ended September 30, 2021 and 2020:

			Dividends Paid
Declaration Date	Record Date	Payment Date	Per Common Share
August 5, 2021	September 16, 2021	September 30, 2021	$0.32
May 6, 2021	June 15, 2021	June 29, 2021	0.32
February 16, 2021	March 16, 2021	March 30, 2021	0.32
August 3, 2020	September 17, 2020	September 30, 2020	$0.32
May 4, 2020	June 15, 2020	June 29, 2020	0.32
February 12, 2020	March 16, 2020	March 30, 2020	0.32

For a discussion of restrictions on payments of dividends to AIG Parent by its subsidiaries see Note 19 to the Consolidated Financial Statements in the 2020 Annual Report.

Repurchase of AIG Common Stock

The following table presents repurchases of AIG Common Stock:

Nine Months Ended September 30,
(in millions)	2021	2020
Aggregate repurchases of common stock	$1,651	$500
Total number of common shares repurchased	32	12
Aggregate repurchases of warrants	$-	$-
Total number of warrants repurchased	-	-

Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Securities Exchange Act of 1934 (Exchange Act) Rule 10b5-1 repurchase plans.

Our warrants to purchase shares of AIG Common Stock expired on January 19, 2021. In August 2021, we executed an accelerated stock repurchase (ASR) agreement with a third-party financial institution. The total number of shares of AIG Common Stock repurchased in the nine months ended September 30, 2021, and the aggregate purchase price of those shares, reflect our payment of $1.0 billion in the aggregate under the ASR agreement and the receipt of approximately 18 million shares of AIG Common Stock in the aggregate. In February 2020, we executed an ASR agreement with a third-party financial institution. The total number of shares of AIG Common Stock repurchased in the nine months ended September 30, 2020, and the aggregate purchase price of those shares, reflect our payment of $500 million in the aggregate under the ASR agreement and the receipt of approximately 12 million shares of AIG Common Stock in the aggregate.

Additionally, in the nine months ended September 30, 2021, we repurchased approximately 14 million shares of AIG Common Stock for an aggregate purchase price of approximately $651 million pursuant to Exchange Act Rule 10b5-1 repurchase plans. Approximately $92 million of these share repurchases were funded with proceeds received from warrant exercises that occurred prior to the expiration of warrants to purchase shares of AIG Common Stock on January 19, 2021.

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

64 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

Accumulated Other Comprehensive INCOME

The following table presents a rollforward of Accumulated other comprehensive income:

					Fair Value of
	Unrealized Appreciation	Unrealized			Liabilities Under
	(Depreciation) of Fixed	Appreciation	Foreign	Retirement	Fair Value Option
	Maturity Securities on	(Depreciation)	Currency	Plan	Attributable to
	Which Allowance for	of All Other	Translation	Liabilities	Changes in
(in millions)	Credit Losses Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, June 30, 2021, net of tax	$(58)	$13,605	$(2,128)	$(1,217)	$7	$10,209
Change in unrealized appreciation (depreciation)
of investments	21	(2,086)	-	-	-	(2,065)
Change in deferred policy acquisition costs
adjustment and other	(6)	138	-	-	-	132
Change in future policy benefits	-	72	-	-	-	72
Change in foreign currency translation adjustments	-	-	(132)	-	-	(132)
Change in net actuarial loss	-	-	-	40	-	40
Change in prior service cost	-	-	-	1	-	1
Change in deferred tax asset (liability)	(3)	366	(3)	(10)	-	350
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	-	-
Total other comprehensive income (loss)	12	(1,510)	(135)	31	-	(1,602)
Noncontrolling interests	-	1	-	-	-	1
Balance, September 30, 2021, net of tax	$(46)	$12,094	$(2,263)	$(1,186)	$7	$8,606
Balance, June 30, 2020, net of tax	$(233)	$13,281	$(2,767)	$(1,120)	$8	$9,169
Change in unrealized appreciation
of investments	101	2,273	-	-	-	2,374
Change in deferred policy acquisition costs
adjustment and other	(5)	(296)	-	-	-	(301)
Change in future policy benefits	-	(147)	-	-	-	(147)
Change in foreign currency translation adjustments	-	-	297	-	-	297
Change in net actuarial loss	-	-	-	2	-	2
Change in prior service cost	-	-	-	-	-	-
Change in deferred tax asset (liability)	(17)	(445)	55	(3)	-	(410)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	1	1
Total other comprehensive income (loss)	79	1,385	352	(1)	1	1,816
Noncontrolling interests	-	2	5	-	-	7
Balance, September 30, 2020, net of tax	$(154)	$14,664	$(2,420)	$(1,121)	$9	$10,978

AIG | Third Quarter 2021 Form 10-Q 65

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

					Fair Value of
	Unrealized Appreciation	Unrealized			Liabilities Under
	(Depreciation) of Fixed	Appreciation	Foreign	Retirement	Fair Value Option
	Maturity Securities on	(Depreciation)	Currency	Plan	Attributable to
	Which Allowance for	of All Other	Translation	Liabilities	Changes in
(in millions)	Credit Losses Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Balance, December 31, 2020, net of tax	$(95)	$17,093	$(2,267)	$(1,228)	$8	$13,511
Change in unrealized appreciation (depreciation)
of investments	72	(7,940)	-	-	-	(7,868)
Change in deferred policy acquisition costs
adjustment and other	(10)	840	-	-	-	830
Change in future policy benefits	-	839	-	-	-	839
Change in foreign currency translation adjustments	-	-	63	-	-	63
Change in net actuarial loss	-	-	-	51	-	51
Change in prior service cost	-	-	-	5	-	5
Change in deferred tax asset (liability)	(13)	1,262	(59)	(14)	-	1,176
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	(1)	(1)
Total other comprehensive income (loss)	49	(4,999)	4	42	(1)	(4,905)
Noncontrolling interests	-	-	-	-	-	-
Balance, September 30, 2021, net of tax	$(46)	$12,094	$(2,263)	$(1,186)	$7	$8,606
Balance, December 31, 2019, net of tax	$-	$8,722	$(2,625)	$(1,122)	$7	$4,982
Change in unrealized appreciation (depreciation)
of investments	(212)	6,088	-	-	-	5,876
Change in deferred policy acquisition costs
adjustment and other	14	(655)	-	-	-	(641)
Change in future policy benefits	-	2,187	-	-	-	2,187
Change in foreign currency translation adjustments	-	-	169	-	-	169
Change in net actuarial loss	-	-	-	18	-	18
Change in prior service credit	-	-	-	(1)	-	(1)
Change in deferred tax asset (liability)	44	(1,695)	37	(16)	-	(1,630)
Change in fair value of liabilities under fair value
option attributable to changes in own credit risk	-	-	-	-	2	2
Total other comprehensive income (loss)	(154)	5,925	206	1	2	5,980
Noncontrolling interests	-	(17)	1	-	-	(16)
Balance, September 30, 2020, net of tax	$(154)	$14,664	$(2,420)	$(1,121)	$9	$10,978

66 AIG | Third Quarter 2021 Form 10-Q

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the other comprehensive income (loss) reclassification adjustments for the three- and nine-month periods ended September 30, 2021 and 2020, respectively:

					Fair Value of
	Unrealized Appreciation	Unrealized			Liabilities Under
	(Depreciation) of Fixed	Appreciation	Foreign	Retirement	Fair Value Option
	Maturity Securities on	(Depreciation)	Currency	Plan	Attributable to
	Which Allowance for	of All Other	Translation	Liabilities	Changes in
(in millions)	Credit Losses Was Taken	Investments	Adjustments	Adjustment	Own Credit Risk	Total
Three Months Ended September 30, 2021
Unrealized change arising during period	$21	$(1,657)	$(132)	$30	$-	$(1,738)
Less: Reclassification adjustments
included in net income	6	219	-	(11)	-	214
Total other comprehensive income (loss),
before income tax expense (benefit)	15	(1,876)	(132)	41	-	(1,952)
Less: Income tax expense (benefit)	3	(366)	3	10	-	(350)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$12	$(1,510)	$(135)	$31	$-	$(1,602)
Three Months Ended September 30, 2020
Unrealized change arising during period	$99	$2,002	$297	$(9)	$1	$2,390
Less: Reclassification adjustments
included in net income	3	172	-	(11)	-	164
Total other comprehensive income (loss),
before income tax expense (benefit)	96	1,830	297	2	1	2,226
Less: Income tax expense (benefit)	17	445	(55)	3	-	410
Total other comprehensive income (loss),
net of income tax expense (benefit)	$79	$1,385	$352	$(1)	$1	$1,816
Nine Months Ended September 30, 2021
Unrealized change arising during period	$62	$(5,512)	$63	$22	$(1)	$(5,366)
Less: Reclassification adjustments
included in net income	-	749	-	(34)	-	715
Total other comprehensive income (loss),
before income tax expense (benefit)	62	(6,261)	63	56	(1)	(6,081)
Less: Income tax expense (benefit)	13	(1,262)	59	14	-	(1,176)
Total other comprehensive income (loss),
net of income tax expense (benefit)	$49	$(4,999)	$4	$42	$(1)	$(4,905)
Nine Months Ended September 30, 2020
Unrealized change arising during period	$(198)	$8,158	$169	$(15)	$2	$8,116
Less: Reclassification adjustments
included in net income	-	538	-	(32)	-	506
Total other comprehensive income (loss),
before income tax expense (benefit)	(198)	7,620	169	17	2	7,610
Less: Income tax expense (benefit)	(44)	1,695	(37)	16	-	1,630
Total other comprehensive income (loss),
net of income tax expense (benefit)	$(154)	$5,925	$206	$1	$2	$5,980

AIG | Third Quarter 2021 Form 10-Q 67

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 12. Equity

The following table presents the effect of the reclassification of significant items out of AOCI on the respective line items in the Condensed Consolidated Statements of Income (Loss):

	Amount Reclassified from AOCI		Affected Line Item in the
	Three Months Ended September 30,		Condensed Consolidated
(in millions)	2021	2020	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity
securities on which allowance for credit losses was taken
Investments	$6	$3	Net realized gains
Total	6	3
Unrealized appreciation (depreciation) of all other
investments
Investments	219	172	Net realized gains
Total	219	172
Change in retirement plan liabilities adjustment
Prior-service credit	(1)	-	*
Actuarial losses	(10)	(11)	*
Total	(11)	(11)
Total reclassifications for the period	$214	$164

	Amount Reclassified from AOCI		Affected Line Item in the
	Nine Months Ended September 30,		Condensed Consolidated
(in millions)	2021	2020	Statements of Income (Loss)
Unrealized appreciation (depreciation) of fixed maturity
securities on which allowance for credit losses was taken
Investments	$-	$-	Net realized gains
Total	-	-
Unrealized appreciation (depreciation) of all other
investments
Investments	749	538	Net realized gains
Total	749	538
Change in retirement plan liabilities adjustment
Prior-service credit	(3)	(1)	*
Actuarial losses	(31)	(31)	*
Total	(34)	(32)
Total reclassifications for the period	$715	$506

*These AOCI components are included in the computation of net periodic pension cost. For additional information see Note 14 to the Condensed Consolidated Financial Statements.

68 AIG | Third Quarter 2021 Form 10-Q

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

The following table presents the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per common share data)	2021	2020	2021	2020
Numerator for EPS:
Income (loss) from continuing operations	$1,737	$294	$5,817	$(5,817)
Less: Net income from continuing operations
attributable to noncontrolling interests	70	11	175	78
Less: Preferred stock dividends	7	7	22	22
Income (loss) attributable to AIG common shareholders
from continuing operations	1,660	276	5,620	(5,917)
Income from discontinued operations, net of income tax expense	-	5	-	4
Net income (loss) attributable to AIG common shareholders	$1,660	$281	$5,620	$(5,913)
Denominator for EPS:
Weighted average common shares outstanding — basic	852,765,263	867,713,308	861,211,983	869,627,926
Dilutive common shares	11,254,231	5,417,642	9,790,035	-
Weighted average common shares outstanding — diluted(a)(b)	864,019,494	873,130,950	871,002,018	869,627,926
Income (loss) per common share attributable to AIG common
shareholders:
Basic:
Income (loss) from continuing operations	$1.95	$0.31	$6.53	$(6.80)
Income from discontinued operations	$-	$0.01	$-	$-
Income (loss) attributable to AIG common shareholders	$1.95	$0.32	$6.53	$(6.80)
Diluted:
Income (loss) from continuing operations	$1.92	$0.31	$6.45	$(6.80)
Income from discontinued operations	$-	$0.01	$-	$-
Income (loss) attributable to AIG common shareholders	$1.92	$0.32	$6.45	$(6.80)

(a) For the nine-month period ended September 30, 2020, because we reported a net loss attributable to AIG common shareholders, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. The number of common shares excluded from the calculation was 4,432,369 shares for the nine-month period ended September 30, 2020.

(b) Dilutive common shares include our share-based employee compensation plans and a weighted average portion of the 10-year warrants issued to AIG shareholders as part of AIG’s recapitalization in January 2011, which expired in January 2021. The number of common shares excluded from diluted shares outstanding was 5.2 million and 6.6 million for the three- and nine-month periods ended September 30, 2021, respectively, and 70.9 million and 68.9 million for the three- and nine-month periods ended September 30, 2020, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

For information about our repurchases of AIG Common Stock see Note 12 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2021 Form 10-Q 69

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 14. Employee Benefits

14. Employee Benefits

We sponsor various defined benefit plans for eligible employees and retirees in the U.S. and certain non-U.S. countries.

The following table presents the components of net periodic benefit cost (credit) with respect to pension benefits:

	Pension
(in millions)	U.S. Plans	Non-U.S. Plans	Total
Three Months Ended September 30, 2021
Components of net periodic benefit cost:
Service cost	$2	$4	$6
Interest cost	22	2	24
Expected return on assets	(62)	(5)	(67)
Amortization of prior service cost	-	1	1
Amortization of net loss	8	2	10
Net periodic benefit cost (credit)	$(30)	$4	$(26)
Settlement charges	27	-	27
Net benefit cost (credit)	$(3)	$4	$1
Three Months Ended September 30, 2020
Components of net periodic benefit cost:
Service cost	$1	$5	$6
Interest cost	33	3	36
Expected return on assets	(60)	(5)	(65)
Amortization of prior service cost	-	1	1
Amortization of net loss	9	1	10
Net periodic benefit cost (credit)	$(17)	$5	$(12)
Nine Months Ended September 30, 2021
Components of net periodic benefit cost:
Service cost	$4	$15	$19
Interest cost	67	7	74
Expected return on assets	(184)	(16)	(200)
Amortization of prior service cost	-	3	3
Amortization of net loss	25	5	30
Net periodic benefit cost (credit)	$(88)	$14	$(74)
Settlement charges	27	-	27
Net benefit cost (credit)	$(61)	$14	$(47)
Nine Months Ended September 30, 2020
Components of net periodic benefit cost:
Service cost	$4	$15	$19
Interest cost	100	8	108
Expected return on assets	(179)	(15)	(194)
Amortization of prior service cost	-	2	2
Amortization of net loss	25	5	30
Net periodic benefit cost (credit)	$(50)	$15	$(35)

The service cost for our U.S. defined benefit plans only reflects administrative fees as the plans are frozen and no longer accrue benefits. We recognized net expense of $2 million and $6 million for our U.S. and non-U.S. postretirement benefit plans for both the three- and nine-month periods ended September 30, 2021 and 2020, respectively.

70 AIG | Third Quarter 2021 Form 10-Q

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

RECLASSIFICATION OF CERTAIN TAX EFFECTS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in uncertain tax positions and realizability of deferred tax assets, and are recorded in the period in which the change occurs. While certain impacts of the Tax Act are included in our annual effective tax rate, we continue to refine our calculations as additional information becomes available, which may result in changes to the estimated annual effective tax rate. As of September 30, 2021, the annual effective tax rate includes the tax effects of actual and projected COVID-19 related losses and market developments.

Interim Tax Expense (Benefit)

For the three-month period ended September 30, 2021, the effective tax rate on income from continuing operations was 20.2 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with tax adjustments related to prior year returns, tax exempt income, and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. These tax benefits were partially offset by tax charges associated with the effect of foreign operations, valuation allowance activity related to certain foreign subsidiaries, state and local income taxes, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the nine-month period ended September 30, 2021, the effective tax rate on income from continuing operations was 17.5 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with the release of reserves for uncertain tax positions, penalties and interest related to the recent completion of audit activity by the IRS, release of reserves for uncertain tax positions and interest related to a New York State tax settlement based on the completion of recent audit activity, tax adjustments related to prior year returns, tax exempt income, remeasurement of deferred taxes as a result of an increase in the UK corporate income tax rate enacted during the second quarter, and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. These tax benefits were partially offset by tax charges associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, the effect of foreign operations, excess tax charges related to share based compensation payments recorded through the income statement, state and local income taxes, and non-deductible transfer pricing charges. We also recognized a tax charge

AIG | Third Quarter 2021 Form 10-Q 71

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

associated with reduction of net operating loss deferred tax assets in certain foreign jurisdictions, with a corresponding decrease in the related deferred tax asset valuation allowance. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the three-month period ended September 30, 2020, the effective tax rate on income from continuing operations was 20.1 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to the effect of foreign operations, accrual of interest associated with IRS and other tax authority matters, state and local income taxes, and nondeductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

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

For the nine-month period ended September 30, 2021, we consider our foreign earnings with respect to certain operations in Canada, South Africa, the Far East, Latin America, Bermuda as well as the European, Asia Pacific and Middle East regions to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested. Given the uncertainties around the impact from the COVID-19 crisis, including the significant global economic slowdown, we continue to monitor and review its impact on our reinvestment considerations, including regulatory oversight in the relevant jurisdictions.

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

72 AIG | Third Quarter 2021 Form 10-Q

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

The carryforward periods of our foreign tax credit carryforwards range from tax years 2021 through 2023. Carryforward periods for our net operating losses extend from 2028 forward. However, utilization of a portion of our net operating losses is limited under separate return limitation year rules. During the first quarter of 2021, the recent completion of audit activity by the IRS and subsequent release of certain reserves for uncertain tax positions resulted in an initial recognition of additional net operating loss and foreign tax credit carryforwards arising in prior years. Taking into account this initial recognition of additional carryforwards as well as other events and our analysis of their potential impact on utilization of our tax attributes, for the three months ended March 31, 2021, we recorded an increase of $700 million in valuation allowance related to a portion of our net operating loss carryforwards that are no longer more-likely-than-not to be realized. No additional activity was recorded for the three-month periods ended June 30, and September 30, 2021. Accordingly, during the nine months ended September 30, 2021, we have recorded a $700 million valuation allowance through continuing operations.

To the extent that the valuation allowance is attributed to changes in forecast of current year taxable income, the impact is included in our estimated annualized effective tax rate. The valuation allowance related to changes in forecasts of income in future periods as well as other items not related to the current year was recorded discretely.

As of September 30, 2021, the balance sheet reflects a valuation allowance of $850 million related to a portion of our tax attribute carryforwards that are no longer more-likely-than-not to be realized.

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

For the nine-month period ended September 30, 2021, recent changes in market conditions, including the COVID-19 crisis and interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. Life Insurance companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of September 30, 2021, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. Life Insurance companies’ available for sale securities portfolio.

For the nine-month period ended September 30, 2021, recent changes in market conditions, including interest rate fluctuations, impacted the unrealized tax gains and losses in the U.S. non-life companies’ available for sale securities portfolio, resulting in a deferred tax liability related to net unrealized tax capital gains. As of September 30, 2021, based on all available evidence, we concluded that no valuation allowance is necessary in the U.S. non-life companies’ available for sale securities portfolio.

For the three- and nine-month periods ended September 30, 2021, we recognized net increases of $45 million and $6 million, respectively, in deferred tax asset valuation allowance associated with certain foreign and state jurisdictions, primarily attributable to current year activity. The third quarter increase in valuation allowance is primarily attributable to a corresponding increase in foreign net operating loss deferred tax assets as a result of tax benefits expected to be realized in certain tax jurisdictions. The nine-month period also includes a $16 million decrease in deferred tax asset valuation allowance associated with certain foreign jurisdictions, primarily attributable to a corresponding reduction in foreign net operating loss deferred tax assets as a result of the expiration of a portion of net operating losses prior to utilization in Japan.

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

AIG | Third Quarter 2021 Form 10-Q 73

ITEM 1 | Notes to Condensed Consolidated Financial Statements (unaudited) | 15. Income Taxes

In 2009, after paying amounts due on a statutory notice of deficiency related to the disallowance of foreign tax credits associated with cross border financing transactions, we filed a refund lawsuit in the Southern District of New York (Southern District) with respect to tax year 1997. In January 2018, the parties reached non-binding agreements in principle on issues presented in the dispute with respect to other relevant tax years. In 2019, we agreed with the IRS to execute an agreement for the tax years at issue in which AIG would waive restrictions on the assessment of additional tax related to the settlement of the underlying issues in those tax years. The litigation was stayed pending the outcome of the review process. During the fourth quarter of 2020, the parties concluded the review process and executed a binding settlement agreement with respect to the underlying issues. On October 22, 2020, the Southern District dismissed the case based upon the settlement reached between AIG and the government. The parties continue to review the related interest calculations based on the settlement agreement, which will become due upon the IRS’ issuance of a Notice and Demand for Payment. During June 2021, AIG made an additional payment of $354 million to the U.S. Treasury with respect to this matter. While we continue to finalize the interest calculations with the IRS, AIG expects to make the remaining payment as early as the fourth quarter of 2021.

Accounting for Uncertainty in Income Taxes

At September 30, 2021 and December 31, 2020, our unrecognized tax benefits, excluding interest and penalties, were $1.1 billion and $2.3 billion, respectively. At September 30, 2021 and December 31, 2020, our unrecognized tax benefits related to tax positions that, if recognized, would not affect the effective tax rate because they relate to such factors as the timing, rather than the permissibility, of the deduction were $10 million and $44 million, respectively. Accordingly, at September 30, 2021 and December 31, 2020, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $1.1 billion and $2.3 billion, respectively. The decrease in the nine-month period ended September 30, 2021 is primarily attributable to the recent completion of audit activity by the IRS and New York State.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At September 30, 2021 and December 31, 2020, we had accrued liabilities of $73 million and $286 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the nine-month periods ended September 30, 2021 and 2020, we accrued expense (benefit) of $(203) million and $126 million, respectively, for the payment of interest and penalties. The activity in the nine-month period ended September 30, 2021 is primarily related to the recent completion of audit activity by the IRS and New York State.

We believe it is reasonably possible that our unrecognized tax benefits could decrease within the next 12 months by as much as $15 million, principally as a result of potential resolutions or settlements of prior years’ tax items. The prior years’ tax items include unrecognized tax benefits related to the deductibility of certain expenses.

16. Subsequent Events

Dividends Declared

On November 4, 2021, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on December 30, 2021 to shareholders of record on December 16, 2021. On November 4, 2021, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on December 15, 2021 to holders of record on November 30, 2021.

CLOSING OF BLACKSTONE TRANSACTION

On July 14, 2021, AIG and Blackstone announced that they have reached a definitive agreement for Blackstone to acquire a 9.9 percent equity stake in SAFG, which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. The transaction closed on November 2, 2021. On November 1, 2021, SAFG declared a dividend payable to AIG in the amount of $8.3 billion. In connection with such dividend, SAFG issued a promissory note to AIG in the amount of $8.3 billion, which will be required to be paid to AIG prior to the initial public offering of SAFG.

For more information on the separation of Life and Retirement business and relationship with Blackstone see Note 1 to the Condensed Consolidated Financial Statements.

74 AIG | Third Quarter 2021 Form 10-Q

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

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other publicly available documents may include, and officers and representatives of AIG may from time to time make and discuss, projections, goals, assumptions and statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only a belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections, goals, assumptions and statements are often preceded by, followed by or include words such as “will,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “focused on achieving,” “view,” “target,” “goal” or “estimate.” These projections, goals, assumptions and statements may relate to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expense reduction efforts, the outcome of contingencies such as legal proceedings, anticipated organizational, business or regulatory changes, the effect of catastrophes, such as the COVID-19 crisis, and macroeconomic events, anticipated dispositions, monetization and/or acquisitions of businesses or assets, or successful integration of acquired businesses, management succession and retention plans, exposure to risk, trends in operations and financial results.

AIG | Third Quarter 2021 Form 10-Q 75

It is possible that AIG’s actual results and financial condition will differ, possibly materially, from the results and financial condition indicated in these projections, goals, assumptions and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include:

• AIG’s ability to successfully separate the Life and Retirement business and the impact any separation may have on AIG, its businesses, employees, contracts and customers;

• AIG’s ability to close the sale of its Affordable Housing portfolio to an affiliate of Blackstone;

• the occurrence of catastrophic events, both natural and man-made, including COVID-19, other pandemics, civil unrest and the effects of climate change;

• changes in market and industry conditions, including a prolonged global economic recovery, volatility in financial and capital markets, fluctuations in interest rates, inflationary pressures and disruptions to AIG’s operations driven by COVID-19 and responses thereto, including new or changed governmental policy and regulatory actions;

• AIG’s ability to effectively execute on the AIG 200 operational programs designed to modernize AIG’s operating infrastructure and enhance user and customer experiences, and AIG’s ability to achieve anticipated cost savings from AIG 200;

• the impact of potential information technology, cybersecurity or data security breaches, including as a result of cyber-attacks or security vulnerabilities, the likelihood of which may increase due to extended remote business operations as a result of COVID-19;

• availability and affordability of reinsurance;

• disruptions in the availability of AIG’s electronic data systems or those of third parties;

• the impact of COVID-19 generally, including with respect to AIG’s business, financial condition and results of operations;

• changes to the valuation of AIG’s investments;

• actions by rating agencies with respect to AIG’s credit and financial strength ratings as well as those of its businesses and subsidiaries;

• the effectiveness of AIG’s enterprise risk management policies and procedures, including with respect to business continuity and disaster recovery plans;

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

• significant legal, regulatory or governmental proceedings; and

• such other factors discussed in:

–Part I, Item 2. MD&A of this Quarterly Report on Form 10-Q;

–Part I, Item 2. MD&A of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021;

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

76 AIG | Third Quarter 2021 Form 10-Q

AIG | Third Quarter 2021 Form 10-Q 77

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

Book value per common share, excluding accumulated other comprehensive income (loss) (AOCI) adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets and deferred tax assets (DTA) (Adjusted book value per common share) is used to show the amount of our net worth on a per-common share basis after eliminating items that can fluctuate significantly from period to period including changes in fair value of AIG’s available for sale securities portfolio, foreign currency translation adjustments and U.S. tax attribute deferred tax assets. This measure also eliminates the asymmetrical impact resulting from changes in fair value of our available for sale securities portfolio wherein there is largely no offsetting impact for certain related insurance liabilities. In addition, we adjust for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets held by AIG in support of Fortitude Re’s reinsurance obligations to AIG post deconsolidation of Fortitude Re (Fortitude Re funds withheld assets) since these fair value movements are economically transferred to Fortitude Re. We exclude deferred tax assets representing U.S. tax attributes related to net operating loss carryforwards and foreign tax credits as they have not yet been utilized. Amounts for interim periods are estimates based on projections of full-year attribute utilization. As net operating loss carryforwards and foreign tax credits are utilized, the portion of the DTA utilized is included in these book value per common share metrics. Adjusted book value per common share is derived by dividing total AIG common shareholders’ equity, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets, and DTA (Adjusted Common Shareholders’ Equity), by total common shares outstanding. The reconciliation to book value per common share, the most comparable GAAP measure, is presented in the Executive Summary section of this MD&A.

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

78 AIG | Third Quarter 2021 Form 10-Q

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

• income and loss from divestitures;

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

AIG | Third Quarter 2021 Form 10-Q 79

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

80 AIG | Third Quarter 2021 Form 10-Q

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

Separation of Life and Retirement Business and Relationship with Blackstone Inc.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On July 14, 2021, AIG and Blackstone Inc. (Blackstone) announced that they have reached a definitive agreement for Blackstone to acquire a 9.9 percent equity stake in SAFG Retirement Services, Inc. (SAFG), which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. The transaction contemplates that most of AIG’s investment operations would be transferred to SAFG or its subsidiaries as part of the separation. As part of this agreement, AIG also agreed to enter into a long-term asset management relationship with Blackstone to manage an initial $50 billion of Life and Retirement’s existing investment portfolio upon closing of the equity investment, with that amount increasing by increments of $8.5 billion per year for the next five years beginning in the fourth quarter of 2022, for an aggregate of $92.5 billion. Following the closing of the transaction, Blackstone will be entitled to designate one member of the board of directors of SAFG, which will consist of 11 directors. Pursuant to the definitive agreement, Blackstone will be required to hold its ownership interest in SAFG following the completion of the separation of the Life and Retirement business, subject to exceptions permitting Blackstone to sell 25%, 67% and 75% of its shares after the first, second and third anniversaries, respectively, of the initial public offering of SAFG (the IPO), with the transfer restrictions terminating in full on the fifth anniversary of the IPO. In the event that the IPO of SAFG is not completed prior to the second anniversary of the closing of the transaction, Blackstone will have the right to require AIG to undertake the IPO, and in the event that the IPO has not been completed prior to the third anniversary of the closing, Blackstone will have the right to exchange all or a portion of its ownership interest in SAFG for shares of AIG’s common stock on the terms set forth in the definitive agreement. These transactions closed on November 2, 2021. While we currently believe the IPO is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that future separation transactions may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC.

On July 14, 2021, AIG and Blackstone Real Estate Income Trust (BREIT), a long-term, perpetual capital vehicle affiliated with Blackstone, announced that they have reached a definitive agreement for BREIT to acquire AIG’s interests in a U.S. affordable housing portfolio for approximately $5.1 billion, subject to certain adjustments, in an all cash transaction. As of September 30, 2021, the assets, primarily Other invested assets (Investment real estate) and liabilities, primarily Debt of consolidated investment entities, related to the Affordable Housing portfolio, $4.3 billion and $2.7 billion, respectively, are classified as held for sale and are reported in Other assets and Other liabilities within our Condensed Consolidated Balance Sheets. This transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2021.

Debt Cash Tender Offers

In the nine months ended September 30, 2021, we repurchased, through cash tender offers, and canceled approximately $262 million aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $369 million and wrote off $4 million of unamortized debt issuance costs, resulting in a total loss on extinguishment of debt of approximately $111 million.

Sale of Certain AIG Life and Retirement Retail Mutual Funds Business

On February 8, 2021, AIG announced the execution of a definitive agreement with Touchstone Investments (Touchstone), an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of AIG Life and Retirement’s Retail Mutual Funds business. The transaction closed on July 16, 2021 at which time we received initial proceeds, and twelve retail mutual funds managed by SunAmerica Asset Management, LLC (SAAMCo), a member of AIG Life and Retirement, with $6.8 billion in assets, were reorganized into Touchstone funds. Additional proceeds may be earned over a three-year period based on asset levels in certain reorganized funds. Six retail mutual funds managed by SAAMCo and not included in the transaction were liquidated. AIG Life and Retirement will retain its fund management platform and capabilities dedicated to its variable annuity insurance products.

AIG | Third Quarter 2021 Form 10-Q 81

ITEM 2 | Executive Summary

Sale of Fortitude Holdings

On June 2, 2020, we completed the sale of a majority of the interests in Fortitude Group Holdings, LLC (Fortitude Holdings) to Carlyle FRL, L.P. (Carlyle FRL), an investment fund advised by an affiliate of The Carlyle Group Inc. (Carlyle), and T&D United Capital Co., Ltd. (T&D), a subsidiary of T&D Holdings, Inc., under the terms of a membership interest purchase agreement entered into on November 25, 2019 by and among AIG, Fortitude Holdings, Carlyle FRL, Carlyle, T&D and T&D Holdings, Inc. (the Majority Interest Fortitude Sale). AIG established Fortitude Re, a wholly owned subsidiary of Fortitude Holdings, in 2018 in a series of reinsurance transactions related to AIG’s Run-Off portfolio. As of September 30, 2021, approximately $29.9 billion of reserves from AIG’s Life and Retirement Run-Off Lines and approximately $3.8 billion of reserves from AIG’s General Insurance Run-Off Lines, related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions. As of closing of the Majority Interest Fortitude Sale, these reinsurance transactions are no longer considered affiliated transactions and Fortitude Re is the reinsurer of the majority of AIG’s Run-Off operations. As these reinsurance transactions are structured as modified coinsurance and loss portfolio transfers with funds withheld, following the closing of the Majority Interest Fortitude Sale, AIG continues to reflect the invested assets, which consist mostly of available for sale securities, supporting Fortitude Re’s obligations, in AIG’s financial statements.

AIG sold a 19.9 percent ownership interest in Fortitude Holdings to TC Group Cayman Investments Holdings, L.P., an affiliate of Carlyle, in November 2018. As a result of completion of the Majority Interest Fortitude Sale, Carlyle FRL purchased from AIG a 51.6 percent ownership interest in Fortitude Holdings and T&D purchased from AIG a 25 percent ownership interest in Fortitude Holdings; AIG retained a 3.5 percent ownership interest in Fortitude Holdings and one seat on its Board of Managers. The $2.2 billion of proceeds received by AIG at closing included (i) the $1.8 billion under the Majority Interest Fortitude Sale, subject to a post-closing purchase price adjustment pursuant to which AIG would pay Fortitude Re for certain adverse development in property casualty related reserves, based on an agreed methodology, that may occur through December 31, 2023, up to a maximum payment of $500 million; and (ii) a $383 million purchase price adjustment from Carlyle FRL and T&D, corresponding to their respective portions of a proposed $500 million non-pro rata distribution from Fortitude Holdings that was not received by AIG prior to the closing. Effective in the second quarter of 2021, AIG, Fortitude Holdings, Carlyle FRL, T&D and Carlyle amended the purchase agreement to finalize the post-closing purchase price adjustment for adverse reserve development. As a result of this amendment, during the nine months ended September 30, 2021, AIG recorded a $21 million benefit through Policyholder benefits and losses incurred and eliminated further net exposure to adverse development on the reserves ceded to Fortitude Re.

For further discussion on the sale of Fortitude Holdings see Note 7 to the Condensed Consolidated Financial Statements.

82 AIG | Third Quarter 2021 Form 10-Q

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

AIG | Third Quarter 2021 Form 10-Q 83

ITEM 2 | Executive Summary

Financial Performance Summary

Net Income (Loss) Attributable to AIG Common Shareholders Three Months Ended September 30, (in millions)

2021 and 2020 Quarterly Comparison

Net income attributable to AIG common shareholders increased $1.4 billion due to the following, on a pre-tax basis:

• higher net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $1.2 billion, driven primarily by $943 million of gains on other derivative and hedge activity, gains on sales of real estate and other assets ($349 million) and lower derivative losses on variable annuity embedded derivatives, net of related hedges ($109 million), offset by adverse impact of foreign exchange ($377 million);

• lower net realized loss on Fortitude Re funds withheld embedded derivative ($447 million) and higher net realized gains on Fortitude Re funds withheld assets ($158 million); and

• higher underwriting income in General Insurance ($443 million) from higher net premium marked by strong rate improvement, higher renewal retentions and strong new business growth, with continued attritional loss ratio improvement as well as lower catastrophe losses, net of reinstatement premiums ($170 million) and favorable prior year development as compared to unfavorable development ($63 million).

These pre-tax increases were partially offset by:

• Life and Retirement, which had higher DAC amortization ($495 million) principally due to the impact of the annual assumption review which was partially offset by the gain from the sale of our retail mutual fund business; and

• $365 million higher income tax expense attributable primarily to higher income from continuing operations.

For further discussion see Consolidated Results of Operations.

84 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Executive Summary

Net Income (Loss) Attributable to AIG Common Shareholders Nine Months Ended September 30, (in millions)

2021 and 2020 Year-to-Date Comparison

Net income attributable to AIG common shareholders increased $11.5 billion due to the following, on a pre-tax basis:

• the recognition of an $8.4 billion loss on the closing of the Majority Interest Fortitude Sale in 2020;

• net realized gain on Fortitude Re funds withheld embedded derivative as compared to a loss ($1.6 billion) and higher net realized gains on Fortitude Re funds withheld assets ($408 million);

• $1.4 billion higher net investment income, of which $459 million is excluding Fortitude Re funds withheld assets, with higher returns in our investment portfolio primarily due to alternative investments, an increase which was driven by positive returns achieved in equity markets, partially offset by declines in fair value option bonds;

• lower policyholder benefits ($1.6 billion) due in part to the cession to Fortitude Re and higher policy fees ($117 million) in Life and Retirement, partially offset by lower premiums ($490 million) and higher DAC amortization ($212 million) principally due to the impact of the annual assumption review; and

• higher underwriting income in General Insurance ($1.4 billion) from higher net premium marked by strong rate improvement, higher renewal retentions and strong new business growth, with continued attritional loss ratio improvement as well as lower catastrophe losses, net of reinstatement premiums ($712 million) and higher favorable prior year development ($36 million).

These pre-tax increases were partially offset by:

• higher Corporate general operating expenses, driven largely by increases in performance-based employee costs ($93 million) and transaction costs ($48 million);

• prior period having included the results of Fortitude Re, a loss of $241 million, up through the Majority Interest Fortitude Sale on June 2, 2020;

• $2.2 billion higher income tax expense with $1.7 billion attributable to the tax benefit on the deconsolidation of Fortitude Holdings in 2020; and

• lower net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $99 million, where a $1.0 billion decrease in gains on variable annuity embedded derivatives, net of hedging was largely offset by an increase in other realized gains primarily driven by higher gains on sales of real estate and other assets ($548 million) as well as favorable movement in the allowance for credit losses on fixed maturity securities ($363 million).

For further discussion see Consolidated Results of Operations.

AIG | Third Quarter 2021 Form 10-Q 85

ITEM 2 | Executive Summary

Adjusted Pre-Tax Income* Three Months Ended September 30, (in millions)

2021 and 2020 Quarterly Comparison

Adjusted pre-tax income increased $210 million primarily due to:

• higher underwriting income in General Insurance ($443 million) from higher net premium marked by strong rate improvement, higher renewal retentions and strong new business growth, with continued attritional loss ratio improvement as well as lower catastrophe losses, net of reinstatement premiums ($170 million) and favorable prior year development as compared to unfavorable development ($63 million).

These adjusted pre-tax increases were partially offset by:

• lower adjusted pre-tax income for Life and Retirement ($131 million) driven by unfavorable mortality as well as an unfavorable impact from the annual assumption review ($59 million).

Adjusted Pre-Tax Income* Nine Months Ended September 30, (in millions)

2021 and 2020 Year-to-Date Comparison

Adjusted pre-tax income increased $2.2 billion primarily due to:

• returns in our investment portfolio were $554 million higher due primarily to alternative investments, an increase which was driven by positive returns achieved in equity markets, partially offset by declines in available for sale securities and fair value option bonds;

• higher underwriting income in General Insurance ($1.4 billion) from higher net premium marked by strong rate improvement, higher renewal retentions and strong new business growth, with continued attritional loss ratio improvement as well as lower catastrophe losses, net of reinstatement premiums ($712 million) and higher favorable prior year development ($36 million); and

• investment portfolio returns at Life and Retirement that more than offset the impact of unfavorable mortality and unfavorable annual assumption review ($59 million).

* Non-GAAP measure – for reconciliation of Non-GAAP to GAAP measures see Consolidated Results of Operations.

86 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Executive Summary

General Operating and Other Expenses Three Months Ended September 30, (in millions)

2021 and 2020 Quarterly Comparison

General operating and other expenses increased $249 million primarily due to increases in expenses related to business growth and professional fees.

General operating and other expenses in the three-month periods ended September 30, 2021 and 2020 included approximately $104 million and $100 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges and other costs related to organizational simplification, operational efficiency, and business rationalization.

General Operating and Other Expenses Nine Months Ended September 30, (in millions)

2021 and 2020 Year-to-Date Comparison

General operating and other expenses increased $315 million primarily due to increases in professional fees and transaction costs partially offset by decreases in restructuring and other costs.

General operating and other expenses in the nine-month periods ended September 30, 2021 and 2020 included approximately $304 million and $324 million of pre-tax restructuring and other costs, respectively, which were primarily comprised of employee severance charges and other costs related to organizational simplification, operational efficiency, and business rationalization.

AIG | Third Quarter 2021 Form 10-Q 87

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

88 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Executive Summary

AIG’s Outlook – Industry and economic factors

Our business is affected by industry and economic factors such as interest rates, currency exchange rates, credit and equity market conditions, catastrophic claims events, regulation, tax policy, competition, and general economic, market and political conditions. We continued to operate under challenging market conditions in the first nine months of 2021, characterized by factors such as the impact of COVID-19 and the related governmental and societal responses, interest rate volatility, inflationary pressures, an uneven global economic recovery, global trade tensions and Brexit. Brexit has also affected the U.S. dollar/British pound exchange rate and increased the volatility of exchange rates among the Euro, British pound and the Japanese yen (the Major Currencies), which may continue for some time.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On July 14, 2021, AIG and Blackstone announced that they have reached a definitive agreement for Blackstone to acquire a 9.9 percent equity stake in SAFG, which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. The transaction contemplates that most of AIG’s investment operations would be transferred to SAFG or its subsidiaries as part of the separation. As part of this agreement, AIG also agreed to enter into a long-term asset management relationship with Blackstone to manage an initial $50 billion of Life and Retirement’s existing investment portfolio upon closing of the equity investment, with that amount increasing by increments of $8.5 billion per year for the next five years beginning in the fourth quarter of 2022, for an aggregate of $92.5 billion. These transactions closed on November 2, 2021. While we currently believe an initial public offering is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC.

On July 14, 2021, AIG and BREIT, a long-term, perpetual capital vehicle affiliated with Blackstone, announced that they have reached a definitive agreement for BREIT to acquire AIG’s interests in a U.S. affordable housing portfolio for approximately $5.1 billion, subject to certain adjustments, in an all cash transaction. As of September 30, 2021, the assets, primarily Other invested assets (Investment real estate) and liabilities, primarily Debt of consolidated investment entities, related to the Affordable Housing portfolio, $4.3 billion and $2.7 billion, respectively, are classified as held for sale and are reported in Other assets and Other liabilities within our Condensed Consolidated Balance Sheets. This transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2021.

For additional information on the separation of AIG’s Life and Retirement business, please see the 2020 Annual Report, Part I, Item 1A. Risk Factors – Business and Operations – No assurances can be given that the separation of our Life and Retirement business will occur or as to the specific terms or timing thereof. In addition, the separation could cause the emergence or exacerbate the effects of other risks to which AIG is exposed and – Overview above.

Impact of COVID-19

We are continually assessing the impact on our business, operations and investments of COVID-19 and the resulting ongoing economic and societal disruption. These impacts initially included a global economic contraction, disruptions in financial markets, increased market volatility and declines in certain equity and other asset prices that had negative effects on our investments, our access to liquidity, our ability to generate new sales and the costs associated with claims. While many of the major global economies continue to recover and global financial markets appear to have largely stabilized, there remains a risk that the disruptions previously experienced could return and new ones emerge as COVID-19 persists or new variants arise. In addition, in response to the crisis, new governmental, legislative and regulatory actions have been taken and continue to be developed that have resulted and could continue to result in additional restrictions and requirements, or court decisions rendered, relating to or otherwise affecting our policies that may have a negative impact on our business, operations and capital.

General Insurance offers numerous products for which we are monitoring claims activity and assessing adverse impact on future new and renewal business in relation to the COVID-19 crisis. We are continually reassessing our exposures in light of unfolding developments in the U.S. and globally and evaluating coverage by our reinsurance arrangements.

In our Life and Retirement business, the most significant impacts relating to COVID-19 have been the impact of interest rate and equity market levels on spread and fee income, deferred acquisition cost amortization and adverse mortality. We are actively monitoring the mortality rates and the potential direct and indirect impacts that COVID-19 may have across our portfolio of Life and Retirement businesses.

AIG | Third Quarter 2021 Form 10-Q 89

ITEM 2 | Executive Summary

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

Impact of Changes in the Interest Rate Environment

Key U.S. benchmark rates have been volatile in 2021 as investors form opinions over recent elevated inflation measures and whether they will be transitory or not. While key rates have recently increased, they are still historically low. The low interest rate environment negatively affects sales of interest rate sensitive products in our industry and negatively impacts the profitability of our existing business as we reinvest cash flows from investments, including increased calls and prepayments of fixed maturity securities and mortgage loans, at rates below the average yield of our existing portfolios. We actively manage our exposure to the interest rate environment through portfolio selection and asset-liability management, including spread management strategies for our investment-oriented products and economic hedging of interest rate risk from guarantee features in our variable and fixed index annuities. We may not be able to fully mitigate our interest rate risk by matching exposure of our assets relative to our liabilities. A low interest rate environment could also impair our ability to earn the returns assumed in the pricing and the reserving of our products at the time they were sold and issued.

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

90 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Executive Summary

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

Of the aggregate fixed account values of our Individual Retirement and Group Retirement annuity products, 68 percent were crediting at the contractual minimum guaranteed interest rate as of September 30, 2021. The percentage of fixed account values of our annuity products that are currently crediting at rates above one percent were 58 percent and 59 percent as of September 30, 2021 and December 31, 2020, respectively. These businesses continue to focus on pricing discipline and strategies to manage the minimum guaranteed interest crediting rates offered on new sales in the context of regulatory requirements and competitive positioning. In the universal life products in our Life Insurance business, 67 percent of the account values were crediting at the contractual minimum guaranteed interest rate as of September 30, 2021.

The following table presents fixed annuity and universal life account values of our Individual Retirement, Group Retirement and Life Insurance operating segments by contractual minimum guaranteed interest rate and current crediting rates, excluding balances ceded to Fortitude Re:

	Current Crediting Rates
September 30, 2021		1-50 Basis	More than 50
Contractual Minimum Guaranteed	At Contractual	Points Above	Basis Points
Interest Rate	Minimum	Minimum	Above Minimum
(in millions)	Guarantee	Guarantee	Guarantee	Total
Individual Retirement*
<=1%	$9,970	$1,940	$17,877	$29,787
> 1% - 2%	4,661	29	1,683	6,373
> 2% - 3%	10,551	-	18	10,569
> 3% - 4%	8,282	41	6	8,329
> 4% - 5%	485	-	5	490
> 5% - 5.5%	34	-	5	39
Total Individual Retirement	$33,983	$2,010	$19,594	$55,587
Group Retirement*
<=1%	$2,120	$3,242	$4,673	$10,035
> 1% - 2%	6,094	658	101	6,853
> 2% - 3%	14,842	-	-	14,842
> 3% - 4%	733	-	-	733
> 4% - 5%	7,053	-	-	7,053
> 5% - 5.5%	165	-	-	165
Total Group Retirement	$31,007	$3,900	$4,774	$39,681
Universal life insurance
<=1%	$-	$-	$-	$-
> 1% - 2%	102	25	356	483
> 2% - 3%	258	539	1,206	2,003
> 3% - 4%	1,424	179	209	1,812
> 4% - 5%	3,108	2	-	3,110
> 5% - 5.5%	239	-	-	239
Total universal life insurance	$5,131	$745	$1,771	$7,647
Total	$70,121	$6,655	$26,139	$102,915
Percentage of total	68%	7%	25%	100%

* Individual Retirement and Group Retirement amounts shown include fixed options within variable annuity products.

AIG | Third Quarter 2021 Form 10-Q 91

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

General Insurance businesses are transacted in most major foreign currencies. The following table presents the average of the quarterly weighted average exchange rates of the Major Currencies, which have the most significant impact on our businesses:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
Rate for 1 USD	2021	2020	Change	2021	2020	Change
Currency:
GBP	0.72	0.78	(8)%	0.72	0.79	(9)%
EUR	0.84	0.87	(3)%	0.83	0.90	(8)%
JPY	110.06	106.80	3%	107.77	107.94	-%

Unless otherwise noted, references to the effects of foreign exchange in the General Insurance discussion of results of operations are with respect to movements in the Major Currencies included in the preceding table.

92 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Consolidated Results of Operations

The following section provides a comparative discussion of our consolidated results of operations on a reported basis for the three- and nine-month periods ended September 30, 2021 and 2020. Factors that relate primarily to a specific business are discussed in more detail within the business segment operations section.

For a discussion of the Critical Accounting Estimates that affect our results of operations see Critical Accounting Estimates in this MD&A and Part II, Item 7. MD&A – Critical Accounting Estimates in the 2020 Annual Report.

The following table presents our consolidated results of operations and other key financial metrics:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2021	2020	Change	2021	2020	Change
Revenues:
Premiums	$7,504	$6,677	12%	$21,925	$21,527	2%
Policy fees	714	648	10	2,269	2,152	5
Net investment income:
Net investment income - excluding Fortitude Re funds
withheld assets	3,220	3,342	(4)	9,559	9,100	5
Net investment income - Fortitude Re funds withheld
assets	495	458	8	1,488	574	159
Total net investment income	3,715	3,800	(2)	11,047	9,674	14
Net realized gains (losses):
Net realized gains (losses) - excluding Fortitude Re
funds withheld assets and embedded derivative	679	(498)	NM	1,331	1,430	(7)
Net realized gains on Fortitude Re funds
withheld assets	190	32	494	536	128	319
Net realized gains (losses) on Fortitude Re funds
withheld embedded derivative	(209)	(656)	68	117	(1,493)	NM
Total net realized gains (losses)	660	(1,122)	NM	1,984	65	NM
Other income	242	218	11	745	642	16
Total revenues	12,835	10,221	26	37,970	34,060	11
Benefits, losses and expenses:
Policyholder benefits and losses incurred	5,959	5,872	1	17,182	18,718	(8)
Interest credited to policyholder account balances	923	882	5	2,663	2,757	(3)
Amortization of deferred policy acquisition costs	1,260	707	78	3,479	3,323	5
General operating and other expenses	2,240	1,991	13	6,546	6,231	5
Interest expense	328	379	(13)	1,008	1,099	(8)
(Gain) loss on extinguishment of debt	51	(2)	NM	149	15	NM
Net (gain) loss on divestitures	(102)	24	NM	(108)	8,652	NM
Total benefits, losses and expenses	10,659	9,853	8	30,919	40,795	(24)
Income (loss) from continuing operations before
income tax expense (benefit)	2,176	368	491	7,051	(6,735)	NM
Income tax expense (benefit)	439	74	493	1,234	(918)	NM
Income (loss) from continuing operations	1,737	294	491	5,817	(5,817)	NM
Income from discontinued operations, net of income
taxes	-	5	NM	-	4	NM
Net income (loss)	1,737	299	481	5,817	(5,813)	NM
Less: Net income attributable to
noncontrolling interests	70	11	NM	175	78	124
Net income (loss) attributable to AIG	1,667	288	479	5,642	(5,891)	NM
Less: Dividends on preferred stock	7	7	-	22	22	-
Net income (loss) attributable to AIG common
shareholders	$1,660	$281	491%	$5,620	$(5,913)	NM	%

AIG | Third Quarter 2021 Form 10-Q 93

ITEM 2 | Consolidated Results of Operations

	September 30,	December 31,
(in millions, except per common share data)	2021	2020
Balance sheet data:
Total assets	$594,800	$586,481
Long-term debt	24,582	28,103
Debt of consolidated investment entities	6,968	9,431
Total AIG shareholders’ equity	64,863	66,362
Book value per common share	77.03	76.46
Adjusted book value per common share	61.80	57.01

The following table presents a reconciliation of Book value per common share to Adjusted book value per common share, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	September 30,	December 31,
(dollars in millions, except per common share data)	2021	2020
Total AIG shareholders' equity	$64,863	$66,362
Preferred equity	485	485
Total AIG common shareholders' equity	64,378	65,877
Less: Accumulated other comprehensive income (loss)	8,606	13,511
Add: Cumulative unrealized gains and losses related to
Fortitude Re funds withheld assets	2,966	4,657
Less: Deferred tax assets	7,083	7,907
Adjusted common shareholders' equity	$51,655	$49,116

Total common shares outstanding	835,796,051	861,558,049
Book value per common share	$77.03	$76.46
Adjusted book value per common share	61.80	57.01

The following table presents a reconciliation of Return on common equity to Adjusted return on common equity, which is a non-GAAP measure. For additional information see Use of Non-GAAP Measures.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(dollars in millions)	2021	2020	2021	2020	2020
Actual or annualized net income (loss) attributable to AIG
common shareholders	$6,640	$1,124	$7,493	$(7,884)	$(5,973)
Actual or annualized adjusted after-tax income
attributable to AIG common shareholders	3,348	2,832	4,121	1,832	2,201

Average AIG common shareholders' equity	$64,988	$62,686	$64,512	$62,563	$63,225
Less: Average AOCI	9,408	10,074	9,698	6,034	7,529
Add: Average cumulative unrealized gains and losses related to
Fortitude Re funds withheld assets	3,154	4,304	3,303	2,152	2,653
Less: Average DTA	7,229	8,383	7,476	8,570	8,437
Average adjusted AIG common shareholders' equity	$51,505	$48,533	$50,641	$50,111	$49,912
Return on common equity	10.2%	1.8%	11.6%	NM	(9.4)%
Adjusted return on common equity	6.5%	5.8%	8.1%	3.7%	4.4%

94 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Consolidated Results of Operations

The following table presents a reconciliation of pre-tax income/net income (loss) attributable to AIG to adjusted pre-tax income/adjusted after-tax income attributable to AIG:

Three Months Ended September 30,	2021				2020
		Total Tax	Non-			Total Tax	Non-
		(Benefit)	controlling	After		(Benefit)	controlling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(d)	Tax	Pre-tax	Charge	Interests(d)	Tax
Pre-tax income/net income, including
noncontrolling interests	$2,176	$439	$-	$1,737	$368	$74	$-	$299
Noncontrolling interests			(70)	(70)			(11)	(11)
Pre-tax income/net income attributable to AIG	$2,176	$439	$(70)	$1,667	$368	$74	$(11)	$288
Dividends on preferred stock				7				7
Net income attributable to AIG common
shareholders				$1,660				$281
Changes in uncertain tax positions and other tax
adjustments(a)		35	-	(35)		7	-	(7)
Deferred income tax valuation allowance
(releases) charges(b)		(45)	-	45		8	-	(8)
Changes in fair value of securities used to hedge
guaranteed living benefits	(26)	(5)	-	(21)	(15)	(3)	-	(12)
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized gains (losses)	(9)	(3)	-	(6)	(78)	(17)	-	(61)
Changes in the fair value of equity securities	45	7	-	38	(119)	(25)	-	(94)
(Gain) loss on extinguishment of debt	51	10	-	41	(2)	(1)	-	(1)
Net investment income on Fortitude Re funds
\withheld assets	(495)	(103)	-	(392)	(458)	(96)	-	(362)
Net realized gains on Fortitude Re funds withheld assets	(190)	(40)	-	(150)	(32)	(7)	-	(25)
Net realized losses on Fortitude Re funds withheld
embedded derivative	209	44	-	165	656	137	-	519
Net realized (gains) losses(c)	(652)	(132)	-	(520)	512	89	-	423
Income from discontinued operations				-				(5)
(Income) loss from divestitures	(102)	(22)	-	(80)	24	14	-	10
Non-operating litigation reserves and settlements	3	-	-	3	1	-	-	1
Favorable prior year development and
related amortization changes ceded under
retroactive reinsurance agreements	(115)	(23)	-	(92)	(30)	(6)	-	(24)
Net loss reserve discount (benefit) charge	72	15	-	57	(31)	(6)	-	(25)
Pension expense related to a one-time lump sum payment to former
employees	27	6	-	21	-	-	-	-
Integration and transaction costs associated with
acquiring or divesting businesses	11	3	-	8	1	1	-	-
Restructuring and other costs	104	22	-	82	100	21	-	79
Non-recurring costs related to regulatory or
accounting changes	17	4	-	13	19	4	-	15
Noncontrolling interests primarily related to net realized gains (losses)
of Fortitude Holdings' standalone results(d)			-	-			4	4
Adjusted pre-tax income/Adjusted after-tax
income attributable to AIG common
shareholders	$1,126	$212	$(70)	$837	$916	$194	$(7)	$708

Weighted average diluted shares outstanding(e)				864.0				873.1
Income per common share attributable to
AIG common shareholders (diluted)(e)				$1.92				$0.32
Adjusted after-tax income per common
share attributable to AIG common
shareholders (diluted)(e)				$0.97				$0.81

AIG | Third Quarter 2021 Form 10-Q 95

ITEM 2 | Consolidated Results of Operations

Nine Months Ended September 30,	2021				2020
		Total Tax	Non-			Total Tax	Non-
		(Benefit)	controlling	After		(Benefit)	controlling	After
(in millions, except per common share data)	Pre-tax	Charge	Interests(d)	Tax	Pre-tax	Charge	Interests(d)	Tax
Pre-tax income (loss)/net income (loss), including
noncontrolling interests	$7,051	$1,234	$-	$5,817	$(6,735)	$(918)	$-	(5,813)
Noncontrolling interests			(175)	(175)			(78)	(78)
Pre-tax income (loss)/net income (loss) attributable to AIG	$7,051	$1,234	$(175)	$5,642	$(6,735)	$(918)	$(78)	$(5,891)
Dividends on preferred stock				22				22
Net income (loss) attributable to AIG common
shareholders				$5,620				$(5,913)
Changes in uncertain tax positions and other tax
adjustments(a)		901	-	(901)		(204)	-	204
Deferred income tax valuation allowance
charges(b)		(706)	-	706		(92)	-	92
Changes in fair value of securities used to hedge
guaranteed living benefits	(61)	(12)	-	(49)	(24)	(5)	-	(19)
Changes in benefit reserves and DAC, VOBA and
SIA related to net realized gains (losses)	74	15	-	59	205	43	-	162
Changes in the fair value of equity securities	36	5	-	31	16	3	-	13
(Gain) loss on extinguishment of debt	149	31	-	118	15	3	-	12
Net investment income on Fortitude Re funds
\withheld assets	(1,488)	(312)	-	(1,176)	(574)	(120)	-	(454)
Net realized gains on Fortitude Re funds withheld assets	(536)	(113)	-	(423)	(128)	(27)	-	(101)
Net realized (gains) losses on Fortitude Re funds withheld
embedded derivative	(117)	(24)	-	(93)	1,493	313	-	1,180
Net realized gains(c)	(1,220)	(260)	-	(960)	(1,375)	(309)	-	(1,066)
Income from discontinued operations				-				(4)
(Income) loss from divestitures	(108)	(23)	-	(85)	8,652	1,716	-	6,936
Non-operating litigation reserves and settlements	3	-	-	3	(5)	(1)	-	(4)
Favorable prior year development and
related amortization changes ceded under
retroactive reinsurance agreements	(199)	(41)	-	(158)	(71)	(15)	-	(56)
Net loss reserve discount charge	62	13	-	49	41	9	-	32
Pension expense related to a one-time lump sum payment to former
employees	27	6	-	21	-	-	-	-
Integration and transaction costs associated with
acquiring or divesting businesses	55	12	-	43	7	2	-	5
Restructuring and other costs	304	64	-	240	324	68	-	256
Non-recurring costs related to regulatory or
accounting changes	58	12	-	46	46	10	-	36
Noncontrolling interests primarily related to net realized gains (losses)
of Fortitude Holdings' standalone results(d)			-	-			63	63
Adjusted pre-tax income/Adjusted after-tax
income attributable to AIG common
shareholders	$4,090	$802	$(175)	$3,091	$1,887	$476	$(15)	$1,374

Weighted average diluted shares outstanding(e)				871.0				869.6
Income (loss) per common share attributable to
AIG common shareholders (diluted)(e)				$6.45				$(6.80)
Adjusted after-tax income per common
share attributable to AIG common
shareholders (diluted)(e)				$3.55				$1.57

(a) Nine months ended September 30, 2021 includes the completion of audit activity by the Internal Revenue Service (IRS). Nine months ended September 30, 2020 includes the write-down of net operating loss deferred tax assets in certain foreign jurisdictions, which is offset by valuation allowance release.

(b) Nine months ended September 30, 2021 as well as three and nine months ended September 30, 2020 include valuation allowance established against a portion of certain tax attribute carryforwards of AIG's U.S. federal consolidated income tax group, as well as valuation allowance changes in certain foreign jurisdictions.

(c) Includes all net realized gains and losses except earned income (periodic settlements and changes in settlement accruals) on derivative instruments used for non-qualifying (economic) hedging or for asset replication and net realized gains and losses on Fortitude Re funds withheld assets.

(d) Prior to June 2, 2020, noncontrolling interests was primarily due to the 19.9 percent investment in Fortitude Holdings by an affiliate of Carlyle, which occurred in the fourth quarter of 2018. Carlyle was allocated 19.9 percent of Fortitude Holdings’ standalone financial results through the June 2, 2020 closing date of the Majority Interest Fortitude Sale. Fortitude Holdings’ results were mostly eliminated in AIG’s consolidated income from continuing operations given that its results arose from intercompany transactions. Noncontrolling interests was calculated based on the standalone financial results of Fortitude Holdings. The most significant component of Fortitude Holdings’ standalone results was the change in fair value of the embedded derivatives which changes with movements in interest rates and credit spreads, and which was recorded in net realized gains and losses of Fortitude Holdings. In accordance with AIG's adjusted after-tax income definition, realized gains and losses are excluded from noncontrolling interests. Subsequent to the Majority Interest Fortitude Sale, AIG owns 3.5 percent of Fortitude Holdings and no longer consolidates Fortitude Holdings in its financial statements as of such date. The minority interest in Fortitude Holdings is carried at cost within AIG’s Other invested assets, which was $100 million as of September 30, 2021.

96 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Consolidated Results of Operations

Fortitude Holdings’ summarized financial information (standalone results), prior to the Majority Interest Fortitude Sale on June 2, 2020 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,2020		September 30,2020
	Fortitude	AIG Noncontrolling	Fortitude	AIG Noncontrolling
(in millions)	Holdings	Interest	Holdings	Interest
Revenues	$-	$-	$653	$130
Expenses	-	-	702	140
Adjusted pre-tax income (loss)	-	-	(49)	(10)
Taxes (benefit) expense	-	-	(10)	(2)
Adjusted after-tax income (loss)	-	-	(39)	(8)

Net realized gains and other charges	-	-	383	77
Taxes on net realized gains and other charges	-	-	81	16
Net realized gains and other charges - after-tax	-	-	302	61
Net income	$-	$-	$263	$53

(e) For the nine-month period ended September 30, 2020, because we reported a net loss attributable to AIG common shareholders, all common stock equivalents are anti-dilutive and are therefore excluded from the calculation of diluted shares and diluted per share amounts. However, because we reported adjusted after-tax income attributable to AIG common shareholders, the calculation of adjusted after-tax income per diluted share attributable to AIG common shareholders includes 4,432,369 dilutive shares for the nine-month period ended September 30, 2020.

QUARTERLY pre-tax income (LOSS) Comparison for 2021 and 2020

Pre-tax income of $2.2 billion in the three-month period ended September 30, 2021 compared to $368 million in the same period in 2020 primarily due to:

• higher net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $1.2 billion, driven primarily by $943 million of gains on other derivative and hedge activity, gains on sales of real estate and other assets ($349 million) and lower derivative losses on variable annuity embedded derivatives, net of related hedges ($109 million), offset by adverse impact of foreign exchange ($377 million);

• lower net realized loss on Fortitude Re funds withheld embedded derivative ($447 million) and higher net realized gains on Fortitude Re funds withheld assets ($158 million); and

• higher underwriting income in General Insurance ($443 million) from higher net premium marked by strong rate improvement, higher renewal retentions and strong new business growth, with continued attritional loss ratio improvement as well as lower catastrophe losses, net of reinstatement premiums ($170 million) and favorable prior year development as compared to unfavorable development ($63 million).

These pre-tax increases were partially offset by:

• Life and Retirement, which had higher DAC amortization ($495 million) principally due to the impact of the annual assumption review which was partially offset by the gain from the sale of our retail mutual fund business.

YEAR-TO-DATE pre-tax income (LOSS) Comparison for 2021 and 2020

Pre-tax income of $7.1 billion in the nine-month period ended September 30, 2021 compared to pre-tax loss of $6.7 billion in the same period in 2020 primarily due to:

• the recognition of an $8.4 billion loss on the closing of the Majority Interest Fortitude Sale in 2020;

• net realized gain on Fortitude Re funds withheld embedded derivative as compared to a loss ($1.6 billion) and higher net realized gains on Fortitude Re funds withheld assets ($408 million);

• $1.4 billion higher net investment income, of which $459 million is excluding Fortitude Re funds withheld assets, with higher returns in our investment portfolio primarily due to alternative investments, an increase which was driven by positive returns achieved in equity markets, partially offset by declines in fair value option bonds;

• lower policyholder benefits ($1.6 billion) due in part to the cession to Fortitude Re and higher policy fees ($117 million) in Life and Retirement, partially offset by lower premiums ($490 million) and higher DAC amortization ($212 million) principally due to the impact of the annual assumption review; and

• higher underwriting income in General Insurance ($1.4 billion) from higher net premium marked by strong rate improvement, higher renewal retentions and strong new business growth, with continued attritional loss ratio improvement as well as lower catastrophe losses, net of reinstatement premiums ($712 million) and higher favorable prior year development ($36 million).

These pre-tax increases were partially offset by:

• higher Corporate general operating expenses, driven largely by increases in performance-based employee costs ($93 million) and transaction costs ($48 million);

• prior period having included the results of Fortitude Re, a loss of $241 million, up through the Majority Interest Fortitude Sale on June 2, 2020; and

AIG | Third Quarter 2021 Form 10-Q 97

ITEM 2 | Consolidated Results of Operations

• lower net realized gains excluding Fortitude Re funds withheld assets and embedded derivative of $99 million, where a $1.0 billion decrease in gains on variable annuity embedded derivatives, net of hedging was largely offset by an increase in other realized gains primarily driven by higher gains on sales of real estate and other assets ($548 million) as well as favorable movement in the allowance for credit losses on fixed maturity securities ($363 million).

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

Interim Tax Calculation Method

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit is reported in the same period as the related item. Certain tax effects are also not reflected in the estimated annual effective tax rate, primarily certain changes in uncertain tax positions and realizability of deferred tax assets, and are recorded in the period in which the change occurs. While certain impacts of the Tax Act are included in our annual effective tax rate, we continue to refine our calculations as additional information becomes available, which may result in changes to the estimated annual effective tax rate. As of September 30, 2021, the annual effective tax rate includes the tax effects of actual and projected COVID-19 related losses and market developments.

Income Tax expense analysis

For the three-month period ended September 30, 2021, the effective tax rate on income from continuing operations was 20.2 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with tax adjustments related to prior year returns, tax exempt income, and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. These tax benefits were partially offset by tax charges associated with the effect of foreign operations, valuation allowance activity related to certain foreign subsidiaries, state and local income taxes, and non-deductible transfer pricing charges. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the nine-month period ended September 30, 2021, the effective tax rate on income from continuing operations was 17.5 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to tax benefits associated with the release of reserves for uncertain tax positions, penalties and interest related to the recent completion of audit activity by the IRS, release of reserves for uncertain tax positions and interest related to a New York State tax settlement based on the completion of recent audit activity, tax adjustments related to prior year returns, tax exempt income, remeasurement of deferred taxes as a result of an increase in the UK corporate income tax rate enacted during the second quarter, and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. These tax benefits were partially offset by tax charges associated with the establishment of U.S. federal valuation allowance related to certain tax attribute carryforwards, the effect of foreign operations, excess tax charges related to share based compensation payments recorded through the income statement, state and local income taxes, and non-deductible transfer pricing charges. We also recognized a tax charge associated with reduction of net operating loss deferred tax assets in certain foreign jurisdictions, with a corresponding decrease in

98 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Consolidated Results of Operations

the related deferred tax asset valuation allowance. The effect of foreign operations is primarily related to income of our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

For the three-month period ended September 30, 2020, the effective tax rate on income from continuing operations was 20.1 percent. The effective tax rate on income from continuing operations differs from the statutory tax rate of 21 percent primarily due to the effect of foreign operations, accrual of interest associated with IRS and other tax authority matters, state and local income taxes, and nondeductible transfer pricing charges, partially offset by tax benefits associated with tax exempt income, and reclassifications from AOCI to income from continuing operations related to the disposal of available for sale securities. The effect of foreign operations is primarily related to income in our foreign operations taxed at statutory tax rates higher than 21 percent, other foreign taxes, and foreign income subject to U.S. taxation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
General Insurance
North America - Underwriting loss	$(166)	$(370)	$(199)	$(912)
International - Underwriting income (loss)	186	(53)	755	59
Net investment income	791	839	2,294	1,945
General Insurance	811	416	2,850	1,092
Life and Retirement
Individual Retirement	292	532	1,441	1,386
Group Retirement	316	338	970	695
Life Insurance	134	32	114	112
Institutional Markets	135	106	417	311
Life and Retirement	877	1,008	2,942	2,504
Other Operations
Other Operations before consolidation and eliminations	(370)	(368)	(1,240)	(1,535)
Consolidation and eliminations	(192)	(140)	(462)	(174)
Other Operations	(562)	(508)	(1,702)	(1,709)
Adjusted pre-tax income	$1,126	$916	$4,090	$1,887

AIG | Third Quarter 2021 Form 10-Q 99

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

BUSINESS STRATEGY

Profitable Growth: Deploy capital efficiently to act opportunistically and optimize diversity within the portfolio to grow in profitable lines, geographies and customer segments, while taking a disciplined approach in managing exposures to those where terms and conditions meet our risk/return appetite. Look to inorganic growth opportunities in profitable markets and segments to expand our capabilities and footprint.

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

100 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

COMPETITION and challenges

Operating in a highly competitive industry, General Insurance competes against several hundred companies, specialty insurance organizations and other underwriting organizations in the U.S. In international markets, we compete against foreign insurance operations of large global insurance groups and local companies in specific market areas and product types. Insurance companies compete through a combination of risk acceptance criteria, product pricing, service and terms and conditions. General Insurance seeks to distinguish itself in the insurance industry primarily based on its well-established brand, global franchise, multinational capabilities, financial and capital strength, innovative products, claims handling expertise, expertise in providing specialized coverages and customer service.

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

OUTLOOK–INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our operating segments:

The worldwide health and economic impact of COVID-19 continues to evolve, influenced by the scope, severity and duration of the crisis as well as the actions of governments, judiciaries, legislative bodies, regulators and other third parties in response, all of which are subject to continuing uncertainty. While production in certain lines of business continues to remain near or below pre-COVID-19 levels, although uneven, the global economic recovery is having a positive impact on consumer and business demand across our Commercial Lines and Personal Insurance businesses. The overall results of General Insurance for the nine months ended September 30, 2021 reflect continued strong performance from our Commercial Lines portfolio and positive momentum within Personal Insurance. Across our North America and International Commercial Lines of business we have seen increased demand for our insurance products with improvement in rates as well as terms and conditions. We continue to monitor inflationary impacts resulting from central bank stimulus, sharp increases in demand and supply chain disruptions on rate adequacy and loss cost trends. While the global economic outlook continues to improve, the ultimate impact of COVID-19 on our business will depend upon the speed at which government-mandated safety precautions can be fully lifted, the distribution and effectiveness of vaccinations, and the manner and speed with which economic activity sustainably rebounds.

General Insurance – North America

The North America business remains in a firm market with common drivers being higher industry-wide claims severity trends driven by social and economic inflation, higher natural catastrophe losses over recent years and the uncertain impact of COVID-19 and market interest rates. While market discipline continues to support price increases across most lines (outside of Workers’ Compensation), we are seeing capacity move back into the market in certain segments given the improved pricing level. Despite the higher rates, we have focused on retaining our best accounts which has led to improving retention across the portfolio. These retention rates are often coupled with an exposure limit management strategy to reduce volatility within the portfolio. We continue to proactively identify and prioritize targeted businesses to grow as market conditions warrant through effective portfolio management.

Personal Insurance growth prospects are supported by the need for full life cycle products and coverage, increases in personal wealth accumulation, and awareness of insurance protection and risk management. We compete in the high net-worth market, accident and health insurance, travel insurance and warranty services and will continue to expand our innovative products and services to distribution partners and clients.

During the first quarter of 2021, AIG amended a distribution agreement with one of its largest travel insurance distributors. Following the effectiveness of the amendments, the revised agreement no longer represents a risk transfer transaction and as such is accounted for under deposit accounting.

General Insurance – International

We believe our global presence provides Commercial Lines and Personal Insurance a competitive advantage, as the demand for multinational cross-border coverage and services increases due to the growing number of international customers, while giving us the ability to respond quickly to local market conditions and build client relationships.

AIG | Third Quarter 2021 Form 10-Q 101

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

General INSURANCE RESULTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Underwriting results:
Net premiums written	$6,590	$5,924	11%	$19,929	$17,394	15%
(Increase) decrease in unearned premiums	(167)	(71)	(135)	(1,425)	275	NM
Net premiums earned	6,423	5,853	10	18,504	17,669	5
Losses and loss adjustment expenses incurred(a)	4,392	4,367	1	12,050	12,593	(4)
Acquisition expenses:
Amortization of deferred policy acquisition costs	892	835	7	2,619	2,687	(3)
Other acquisition expenses	380	322	18	1,026	948	8
Total acquisition expenses	1,272	1,157	10	3,645	3,635	-
General operating expenses	739	752	(2)	2,253	2,294	(2)
Underwriting income (loss)	20	(423)	NM	556	(853)	NM
Net investment income	791	839	(6)	2,294	1,945	18
Adjusted pre-tax income	$811	$416	95%	$2,850	$1,092	161%
Loss ratio(a)	68.4	74.6	(6.2)	65.1	71.3	(6.2)
Acquisition ratio	19.8	19.8	-	19.7	20.6	(0.9)
General operating expense ratio	11.5	12.8	(1.3)	12.2	13.0	(0.8)
Expense ratio	31.3	32.6	(1.3)	31.9	33.6	(1.7)
Combined ratio(a)	99.7	107.2	(7.5)	97.0	104.9	(7.9)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(9.7)	(13.5)	3.8	(6.4)	(10.8)	4.4
Prior year development, net of (additional) return
premium on loss sensitive business	0.5	(0.4)	0.9	0.7	0.5	0.2
Accident year loss ratio, as adjusted	59.2	60.7	(1.5)	59.4	61.0	(1.6)
Accident year combined ratio, as adjusted	90.5	93.3	(2.8)	91.3	94.6	(3.3)

(a) Consistent with our definition of APTI, excludes net loss reserve discount and the portion of favorable or unfavorable prior year reserve development for which we have ceded the risk under retroactive reinsurance agreements and related changes in amortization of the deferred gain.

The following table presents General Insurance net premiums written by operating segment, showing change on both reported and constant dollar basis:

	Three Months Ended September 30,		Percentage Change in		Nine Months Ended September 30,		Percentage Change in
(in millions)	2021	2020	U.S. dollars	Original Currency	2021	2020	U.S. dollars	Original Currency
North America	$3,005	$2,571	17%	17%	$9,091	$7,423	22%	22%
International	3,585	3,353	7	5	10,838	9,971	9	5
Total net premiums written	$6,590	$5,924	11%	10%	$19,929	$17,394	15%	12%

102 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

The following tables present General Insurance accident year catastrophes(a) by geography(b) and number of events:

	# of		North
(in millions)	Events		America	International	Total
Three Months Ended September 30, 2021
Flooding and rainstorms	5		$95	$122	$217
Windstorms and hailstorms	7		376	46	422
Winter storms	3		(61)	(15)	(76)
Wildfires	2		35	-	35
Earthquakes	-		-	-	-
Civil unrest	1		5	25	30
Reinstatement premiums			(11)	1	(10)
Total catastrophe-related charges	18		$439	$179	$618
Three Months Ended September 30, 2020
Flooding and rainstorms	1		$(3)	$61	$58
Windstorms and hailstorms	6		364	108	472
Wildfire	3		96	1	97
Earthquakes	-		(1)	3	2
COVID-19	N/A	(c)	130	55	185
Civil unrest	-		(8)	(16)	(24)
Reinstatement premiums			(2)	-	(2)
Total catastrophe-related charges	10		$576	$212	$788
Nine Months Ended September 30, 2021
Flooding and rainstorms	5		$95	$132	$227
Windstorms and hailstorms	7		458	46	504
Winter storms	3		288	65	353
Wildfires	2		35	-	35
Earthquakes	1		-	19	19
Civil unrest	1		5	25	30
Reinstatement premiums			7	15	22
Total catastrophe-related charges	19		$888	$302	$1,190
Nine Months Ended September 30, 2020
Flooding and rainstorms	4		$27	$77	$104
Windstorms and hailstorms	11		443	184	627
Wildfire	3		96	1	97
Earthquakes	2		23	15	38
COVID-19	N/A	(c)	598	317	915
Civil unrest	1		73	29	102
Reinstatement premiums			-	19	19
Total catastrophe-related charges	21		$1,260	$642	$1,902

(a) Natural catastrophe losses are generally weather or seismic events having a net impact on AIG in excess of $10 million each and man-made catastrophe losses, such as terrorism and civil unrest that exceed the $10 million threshold.

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

AIG | Third Quarter 2021 Form 10-Q 103

ITEM 2 | Business Segment Operations | General Insurance

North america Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Underwriting results:
Net premiums written	$3,005	$2,571	17%	$9,091	$7,423	22%
(Increase) decrease in unearned premiums	(98)	(77)	(27)	(1,111)	276	NM
Net premiums earned	2,907	2,494	17	7,980	7,699	4
Losses and loss adjustment expenses incurred(a)	2,308	2,202	5	6,020	6,405	(6)
Acquisition expenses:
Amortization of deferred policy acquisition costs	347	293	18	963	1,061	(9)
Other acquisition expenses	136	79	72	343	257	33
Total acquisition expenses	483	372	30	1,306	1,318	(1)
General operating expenses	282	290	(3)	853	888	(4)
Underwriting loss	$(166)	$(370)	55%	$(199)	$(912)	78%
Loss ratio(a)	79.4	88.3	(8.9)	75.4	83.2	(7.8)
Acquisition ratio	16.6	14.9	1.7	16.4	17.1	(0.7)
General operating expense ratio	9.7	11.6	(1.9)	10.7	11.5	(0.8)
Expense ratio	26.3	26.5	(0.2)	27.1	28.6	(1.5)
Combined ratio(a)	105.7	114.8	(9.1)	102.5	111.8	(9.3)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(15.2)	(23.1)	7.9	(11.1)	(16.4)	5.3
Prior year development, net of (additional) return
premium on loss sensitive business	1.0	5.5	(4.5)	1.7	2.4	(0.7)
Accident year loss ratio, as adjusted	65.2	70.7	(5.5)	66.0	69.2	(3.2)
Accident year combined ratio, as adjusted	91.5	97.2	(5.7)	93.1	97.8	(4.7)

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

During the second quarter of 2020, AIG entered into a series of quota share reinsurance agreements, including with Lloyd’s Syndicate 2019, a Lloyd’s syndicate managed by Talbot Underwriting Ltd., and with PCG 2019 Corporate Member Ltd., both of which are wholly-owned subsidiaries of AIG, to cede PCG business written by our General Insurance operations to third parties. Overall, these ceded reinsurance transactions, accounted for under ASC 944 Financial Services – Insurance, further AIG’s continued optimization of its General Insurance portfolio, create additional products for clients and diversify AIG’s capital base. We consolidate our interest in Lloyd’s Syndicate 2019 and account for the reinsurance transactions in a manner consistent with other third-party reinsurance arrangements.

Underwriting loss decreased in the three- and nine-month periods ended September 30, 2021 compared to the same periods in the prior year by $204 million and $713 million, respectively, primarily due to lower catastrophe losses, improvement in the accident year loss ratio, as adjusted and lower expense ratio, partially offset by lower net favorable prior year reserve development.

Net premiums written increased in the three- and nine-month periods ended September 30, 2021 compared to the same periods in the prior year by $434 million and $1.7 billion, respectively, primarily due to growth in Commercial Lines driven by strong rate improvement, higher renewal retentions and strong new business production. While net premiums written increased across most Commercial Lines, it was particularly strong within our AIG Re and Financial Lines businesses. In the three months ended September 30, 2021, growth in Travel and Warranty businesses driven by recovery in consumer spending contributed to the increase in Personal Lines net premiums written.
104 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

The increase in net premiums written in the nine-month period ended September 30, 2021 was also due to lower ceded premiums driven by 2020 quota share reinsurance agreements partially offset by lower Travel due to changes in business mix.

For a discussion of 2021 reinsurance programs see Part II, Item 7. MD&A – Enterprise Risk Management in the 2020 Annual Report.

North America Underwriting Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2021 and 2020 Comparison

Underwriting loss decreased by $204 million primarily due to:

• lower catastrophe losses ($137 million), notably due to the impact of COVID-19 in 2020;

• higher premium with improvement in the accident year loss ratio, as adjusted (5.5 points) primarily driven by changes in business mix along with strong rate improvement, focused risk selection and improved terms and conditions; and

• lower general operating expense ratio (1.9 points) reflecting continued general expense discipline as we grow the portfolio.

These increases were partially offset by:

• lower net favorable prior year reserve development (4.5 points or $101 million), primarily driven by unfavorable development in Financial Lines and Property, partially offset by favorable development in PCG business, AIGRM and Casualty business; and

• higher acquisition ratio (1.7 points) primarily driven by changes in business mix and changes in the 2021 Commercial Lines reinsurance program.

North America Underwriting Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Underwriting loss decreased by $713 million primarily due to:

• significantly lower catastrophe losses ($372 million), notably due to the impact of COVID-19 in 2020 partially offset by higher natural catastrophe losses;

• higher premium with improvement in the accident year loss ratio, as adjusted (3.2 points) primarily driven by changes in business mix along with strong rate improvement, focused risk selection and improved terms and conditions;

• lower acquisition ratio (0.7 points) primarily driven by changes in business mix including the impact of COVID-19 most notably in Travel and changes in 2021 Commercial Lines reinsurance program; and

• lower general operating expense ratio (0.8 points) reflects continued general expense discipline as we grow the portfolio.

These increases were partially offset by:

• lower net favorable prior year reserve development (0.7 points or $43 million), primarily driven by unfavorable development in Financial Lines and Property, partially offset by favorable development in PCG and Casualty business.

AIG | Third Quarter 2021 Form 10-Q 105

ITEM 2 | Business Segment Operations | General Insurance

North America Net Premiums Written Three Months Ended September 30, (in millions)

Quarterly 2021 and 2020 Comparison

Net premiums written increased by $434 million primarily due to:

• growth in Commercial Lines ($390 million), particularly within our Casualty, Property and Financial Lines businesses driven by strong rate improvement, higher renewal retentions and strong new business production; and

• growth in Personal Lines ($44 million) particularly from our Travel and Warranty businesses driven by increased consumer spending, partially offset by lower PCG business driven by underwriting actions taken to improve our portfolio mix and rate adequacy.

North America Net Premiums Written Nine Months Ended September 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Net premiums written increased by $1.7 billion primarily due to:

• growth in Commercial Lines ($1.4 billion), particularly within our AIG Re business, Casualty, Property, and Financial Lines businesses, driven by strong rate improvement, and higher renewal retentions and strong new business production;

• increased PCG net premiums written resulting from changes in our reinsurance program ($215 million); and

• growth in Personal Lines in our Warranty business driven by increased consumer spending was partially offset by lower production in Travel due to changes in business mix.

106 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

North America Combined Ratios Three Months Ended September 30,

Quarterly 2021 and 2020 Comparison

The decrease in the calendar year combined ratio of 9.1 points reflected a decrease in both the loss ratio (8.9 points) and the expense ratio (0.2 points).

The decrease in the loss ratio by 8.9 points reflected:

• lower catastrophe losses (7.9 points); and

• higher premium with improvement in the accident year loss ratio, as adjusted (5.5 points) primarily driven by changes in business mix along with strong rate improvement, focused risk selection and improved terms and conditions; partially offset by

• lower net favorable prior year reserve development (4.5 points), primarily driven by unfavorable development in Financial Lines and Property, partially offset by favorable development in PCG business, AIGRM and Casualty business.

The decrease in the expense ratio by 0.2 points reflected a lower general operating expense ratio (1.9 points) resulting from continued general expense discipline as we grow the portfolio, partially offset by a higher acquisition ratio (1.7 points) primarily driven by changes in business mix and changes in 2021 Commercial Lines reinsurance program.

North America Combined Ratios Nine Months Ended September 30,

Year-to-Date 2021 and 2020 Comparison

The decrease in the calendar year combined ratio of 9.3 points reflected a decrease in both the loss ratio (7.8 points) and the expense ratio (1.5 points).

The decrease in the loss ratio of 7.8 points reflected:

• significantly lower catastrophe losses (5.3 points), notably due to the impact of COVID-19 in 2020 partially offset by higher natural catastrophe losses;

• higher premium with improvement in the accident year loss ratio, as adjusted (3.2 points) primarily driven by changes in business mix along with strong rate improvement, focused risk selection and improved terms and conditions; partially offset by

• lower net favorable prior year reserve development (0.7 points), primarily driven by unfavorable development in Financial Lines and Property partially offset by favorable development in PCG business and Casualty business.

The decrease in the expense ratio of 1.5 points reflected a lower acquisition ratio (0.7 points) primarily driven by changes in business mix including the impact of COVID-19 most notably in Travel, changes in 2021 Commercial Lines reinsurance program and lower general operating expense ratio (0.8 points) resulting from continued general expense discipline as we grow the portfolio.

AIG | Third Quarter 2021 Form 10-Q 107

ITEM 2 | Business Segment Operations | General Insurance

International Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2020	Change		2021	2020	Change
Underwriting results:
Net premiums written	$3,585	$3,353	7%		$10,838	$9,971	9%
(Increase) decrease in unearned premiums	(69)	6	NM		(314)	(1)	NM
Net premiums earned	3,516	3,359	5		10,524	9,970	6
Losses and loss adjustment expenses incurred	2,084	2,165	(4)		6,030	6,188	(3)
Acquisition expenses:
Amortization of deferred policy acquisition costs	545	542	1		1,656	1,626	2
Other acquisition expenses	244	243	-		683	691	(1)
Total acquisition expenses	789	785	1		2,339	2,317	1
General operating expenses	457	462	(1)		1,400	1,406	-
Underwriting income (loss)	$186	$(53)	NM	%	$755	$59	NM	%
Loss ratio	59.3	64.5	(5.2)	57.3	62.1	(4.8)
Acquisition ratio	22.4	23.4	(1.0)	22.2	23.2	(1.0)
General operating expense ratio	13.0	13.8	(0.8)	13.3	14.1	(0.8)
Expense ratio	35.4	37.2	(1.8)	35.5	37.3	(1.8)
Combined ratio	94.7	101.7	(7.0)	92.8	99.4	(6.6)
Adjustments for accident year loss ratio, as adjusted
and accident year combined ratio, as adjusted:
Catastrophe losses and reinstatement premiums	(5.1)	(6.4)	1.3	(2.8)	(6.4)	3.6
Prior year development, net of (additional) return
premium on loss sensitive business	-	(4.8)	4.8	(0.1)	(1.0)	0.9
Accident year loss ratio, as adjusted	54.2	53.3	0.9	54.4	54.7	(0.3)
Accident year combined ratio, as adjusted	89.6	90.5	(0.9)	89.9	92.0	(2.1)

Business and Financial Highlights

The International General Insurance business is focused on underwriting profits, driving operational efficiency and growing profitably in businesses and geographies that support our growth strategy.

Underwriting income increased in the three- and nine-month periods ended September 30, 2021 compared to the same periods in the prior year by $239 million and $696 million respectively, primarily due to significantly lower catastrophe losses, lower expense ratio and net favorable prior year reserve development partially offset in the three-month period by higher accident year loss ratio, as adjusted.

Net premiums written, excluding the impact of foreign exchange, increased in the three- and nine-month periods ended September 30, 2021 compared to the same periods in the prior year by $180 million and $466 million, respectively, primarily due to growth across most Commercial Lines, in particular Financial Lines, Global Specialty, Property and Casualty driven by strong rate improvement, higher renewal retentions and strong new business production, partially offset by lower production across most lines within Personal Insurance due to the impact of COVID-19, as well as underwriting actions taken to strengthen our portfolio and to maintain pricing discipline.

For a discussion of 2021 reinsurance programs see Part II, Item 7 MD&A – Enterprise Risk Management in the 2020 Annual Report.

108 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

International Underwriting Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2021 and 2020 Comparison

Underwriting income increased by $239 million primarily due to:

• near-flat net prior year reserve development compared to unfavorable development in 2020 (4.8 points or $164 million), primarily due to favorable development in Global Specialty, Personal Auto and Accident & Health offset by unfavorable development in Financial Lines;

• lower catastrophe losses ($33 million), notably due to the impact of COVID-19 in 2020; and

• lower expense ratio 1.8 points reflected a lower acquisition ratio (1.0 points) primarily driven by changes in 2021 Commercial Lines reinsurance program and a lower general operating expense ratio (0.8 points), which reflects continued general expense discipline as we grow the portfolio.

These increases were partially offset by higher accident year loss ratio, as adjusted (0.9 points) due to higher loss experience most notably in Personal Insurance.

International Underwriting Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Underwriting income increased by $696 million primarily due to:

• significantly lower catastrophe losses ($340 million); notably due to the impact of COVID-19 in 2020;

• lower expense ratio 1.8 points reflected a lower acquisition ratio (1.0 points) primarily driven by lower acquisition expenses, changes in 2021 Commercial Lines reinsurance program and changes in business mix, as well as a lower general operating expense ratio (0.8 points), which reflects continued general expense discipline as we grow the portfolio; and

• lower net unfavorable prior year reserve development (0.9 points or $79 million), primarily due to unfavorable development in Financial Lines mostly offset by favorable development in Global Specialty, Personal Auto and Accident & Health.

AIG | Third Quarter 2021 Form 10-Q 109

ITEM 2 | Business Segment Operations | General Insurance

International Net Premiums Written Three Months Ended September 30, (in millions)

Quarterly 2021 and 2020 Comparison

Net premiums written, excluding the impact of foreign exchange, increased by $180 million due to:

• growth across most Commercial Lines ($226 million), notably in Financial Lines, Casualty and Global Specialty driven by strong rate improvement, higher renewal retentions and strong new business production.

This increase was partially offset by lower production in Personal Insurance ($46 million) driven by underwriting actions taken to improve our portfolio mix and rate adequacy, partially offset by growth in Travel due to a rebound in travel activity.

International Net Premiums Written Nine Months Ended September 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Net premiums written, excluding the impact of foreign exchange, increased by $466 million due to:

• growth across most Commercial Lines ($638 million), notably in Financial Lines, Global Specialty and Property driven by strong rate improvement, higher renewal retentions and strong new business production.

These increases were partially offset by lower production in Personal Insurance ($173 million) driven by underwriting actions taken to improve our portfolio mix and rate adequacy as well as due to the impact of COVID-19, partially offset by growth in Warranty.

110 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | General Insurance

International Combined Ratios Three Months Ended September 30,

Quarterly 2021 and 2020 Comparison

The decrease in the calendar year combined ratio of 7.0 points reflected a decrease in both the loss ratio (5.2 points) and the expense ratio (1.8 points).

The decrease in the loss ratio by 5.2 points reflected:

• near-flat net prior year reserve development in 2021 compared to unfavorable development in 2020 (4.8 points), primarily due to favorable development in Global Specialty, Personal Auto and Personal Accident & Health offset by unfavorable development in Financial Lines; and

• lower catastrophe losses (1.3 points); partially offset by

• higher accident year loss ratio, as adjusted (0.9 points) due to higher loss experience most notably in Personal Insurance.

The decrease in the expense ratio by 1.8 points reflected:

• lower acquisition ratio (1.0 points) primarily driven by changes in 2021 Commercial Lines reinsurance program as well as changes in business mix; and

• lower general operating expense ratio (0.8 points) resulting from continued general expense discipline as we grow the portfolio.

International Combined Ratios Nine Months Ended September 30,

Year-to-Date 2021 and 2020 Comparison

The decrease in the calendar year combined ratio of 6.6 points reflected a decrease in both the loss ratio (4.8 points) and the expense ratio (1.8 points).

The decrease in the loss ratio by 4.8 points reflected:

• significantly lower catastrophe losses (3.6 points), notably due to the impact of COVID-19 in 2020; and

• lower net unfavorable prior year reserve development (0.9 points), primarily due to unfavorable development in Financial Lines mostly offset by favorable development in Global Specialty, Personal Auto and Accident & Health.

The decrease in the expense ratio by 1.8 points reflected:

• lower acquisition ratio (1.0 points) primarily driven by lower acquisition expenses, changes in 2021 Commercial Lines reinsurance program and changes in business mix; and

• lower general operating expense ratio (0.8 points) resulting from continued general expense discipline as we grow the portfolio.

AIG | Third Quarter 2021 Form 10-Q 111

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

Group Retirement: Products and services include options for employer sponsored defined contribution plans including investments, plan administrative and compliance services, financial planning and advisory solutions, as well as retail annuity, advisory and brokerage products.

AIG Retirement Services offers its products and services through The Variable Annuity Life Insurance Company and its subsidiaries, VALIC Financial Advisors, Inc. and VALIC Retirement Services Company.

AIG Retirement Services career financial advisors serve individual clients, including in-plan enrollment support and education, and comprehensive financial planning services.

Life Insurance: In the U.S., products primarily include term life and universal life insurance distributed through independent marketing organizations, independent insurance agents, financial advisors and direct marketing. International operations primarily include the distribution of life and health products in the UK and Ireland.

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

112 AIG | Third Quarter 2021 Form 10-Q

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

AIG | Third Quarter 2021 Form 10-Q 113

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

• increased competition in our primary markets, including aggressive pricing of annuities by competitors, increased competition and consolidation of employer groups in the group retirement planning market, and competitors with different profitability targets in the pension risk transfer space as well as other product lines;

• increasingly complex new and proposed regulatory requirements, which have affected industry growth and costs;

• upgrading our technology and underwriting processes while managing general operating expenses.

OUTLOOK–INDUSTRY AND ECONOMIC FACTORS

Below is a discussion of the industry and economic factors impacting our specific operating segments:

The worldwide health and economic impact of COVID-19 continues to evolve, influenced by the scope, severity and duration of the crisis as well as the actions of governments, judiciaries, legislative bodies, regulators and other third parties in response, as well as the distribution and effectiveness of vaccinations, all of which are subject to continuing uncertainty. The impact on the results for the first nine months of 2021 with respect to COVID-19 is primarily related to mortality.

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG. On July 14, 2021, AIG and Blackstone announced that they have reached a definitive agreement for Blackstone to acquire a 9.9 percent equity stake in SAFG, which is the holding company for AIG’s Life and Retirement business, for $2.2 billion in an all cash transaction, subject to adjustment if the final pro forma adjusted book value is greater or lesser than the target pro forma adjusted book value. The transaction contemplates that most of AIG’s investment operations would be transferred to SAFG or its subsidiaries as part of the separation. As part of this agreement, AIG also agreed to enter into a long-term asset management relationship with Blackstone to manage an initial $50 billion of Life and Retirement’s existing investment portfolio upon closing of the equity investment, with that amount increasing by increments of $8.5 billion per year for the next five years beginning in the fourth quarter of 2022, for an aggregate of $92.5 billion. These transactions closed on November 2, 2021. While we currently believe an initial public offering is the next step in the separation of the Life and Retirement business from AIG, no assurance can be given regarding the form that a separation transaction may take or the specific terms or timing thereof, or that a separation will in fact occur. Any separation transaction will be subject to the satisfaction of various conditions and approvals, including approval by the AIG Board of Directors, receipt of insurance and other required regulatory approvals, and satisfaction of any applicable requirements of the SEC.

On July 14, 2021, AIG and BREIT, a long-term, perpetual capital vehicle affiliated with Blackstone, announced that they have reached a definitive agreement for BREIT to acquire AIG’s interests in a U.S. affordable housing portfolio for approximately $5.1 billion, subject to certain adjustments, in an all cash transaction. As of September 30, 2021, the assets, primarily Other invested assets (Investment real estate) and liabilities, primarily Debt of consolidated investment entities, related to the Affordable Housing portfolio, $4.3 billion and $2.7 billion, respectively, are classified as held for sale and are reported in Other assets and Other liabilities within our Condensed Consolidated Balance Sheets. This transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2021.

On February 8, 2021, AIG announced the execution of a definitive agreement with Touchstone, an indirect wholly-owned subsidiary of Western & Southern Financial Group, to sell certain assets of AIG Life and Retirement’s Retail Mutual Funds business. The transaction closed on July 16, 2021 at which time we received initial proceeds, and twelve retail mutual funds managed by SAAMCo, a member of AIG Life and Retirement, with $6.8 billion in assets, were reorganized into Touchstone funds. Additional proceeds may be earned over a three-year period based on asset levels in certain reorganized funds. Six retail mutual funds managed by SAAMCo and not included in the transaction were liquidated. AIG Life and Retirement will retain its fund management platform and capabilities dedicated to its variable annuity insurance products.

114 AIG | Third Quarter 2021 Form 10-Q

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

In response to consumer needs and a low interest rate environment, our Life Insurance product portfolio will continue to promote products with less long-duration interest rate risk and mitigate exposure to products that have long-duration interest rate risk through sales levels and hedging strategies.

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

AIG | Third Quarter 2021 Form 10-Q 115

ITEM 2 | Business Segment Operations | Life and Retirement

life and retirement RESULTS

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2021	2020	Change	2021	2020	Change
Adjusted revenues:
Premiums	$1,041	$785	33%	$3,286	$3,674	(11)%
Policy fees	715	649	10	2,270	2,110	8
Net investment income	2,435	2,332	4	7,164	6,497	10
Advisory fee and other income	253	224	13	750	656	14
Total adjusted revenues	4,444	3,990	11	13,470	12,937	4
Benefits, losses and expenses:
Policyholder benefits and losses incurred	1,544	1,506	3	5,024	5,377	(7)
Interest credited to policyholder account balances	935	893	5	2,687	2,670	1
Amortization of deferred policy acquisition costs	382	(46)	NM	775	399	94
General operating and other expenses*	673	592	14	1,940	1,868	4
Interest expense	33	37	(11)	102	119	(14)
Total benefits, losses and expenses	3,567	2,982	20	10,528	10,433	1
Adjusted pre-tax income	$877	$1,008	(13)%	$2,942	$2,504	17%

* Includes general operating expenses, non-deferrable commissions, other acquisition expenses, advisory fee expenses and other expenses.

Our insurance companies generate significant revenues from investment activities. As a result, the operating segments in Life and Retirement are significantly impacted by variances in net investment income on the asset portfolios that support insurance liabilities and surplus.

For additional information on our investment strategy, asset-liability management process and invested asset composition see Investments.

116 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Results

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2021	2020	Change		2021	2020	Change
Adjusted revenues:
Premiums	$66	$35	89%		$123	$114	8%
Policy fees	245	221	11		718	633	13
Net investment income	1,103	1,080	2		3,260	3,008	8
Advisory fee and other income	146	143	2		455	423	8
Total adjusted revenues	1,560	1,479	5		4,556	4,178	9
Benefits and expenses:
Policyholder benefits and losses incurred	163	96	70		374	284	32
Interest credited to policyholder account balances	483	453	7		1,342	1,323	1
Amortization of deferred policy acquisition costs	371	143	159		612	418	46
Non deferrable insurance commissions	94	83	13		271	245	11
Advisory fee expenses	43	52	(17)		149	153	(3)
General operating expenses	98	103	(5)		319	313	2
Interest expense	16	17	(6)		48	56	(14)
Total benefits, losses and expenses	1,268	947	34		3,115	2,792	12
Adjusted pre-tax income	$292	$532	(45)%		$1,441	$1,386	4%
Fixed annuities base net investment spread:
Base yield*	3.92%	4.06%	(14)	bps	3.98%	4.21%	(23)	bps
Cost of funds	2.56	2.63	(7)		2.59	2.63	(4)
Fixed annuities base net investment spread	1.36%	1.43%	(7)	bps	1.39%	1.58%	(19)	bps
Variable and index annuities base net
investment spread:
Base yield*	3.82%	3.83%	(1)	bps	3.87%	3.94%	(7)	bps
Cost of funds	1.31	1.28	3		1.31	1.31	-
Variable and index annuities base net
investment spread:	2.51%	2.55%	(4)	bps	2.56%	2.63%	(7)	bps

* Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

Business and Financial Highlights

The market environment is beginning to improve as disruptions due to the COVID-19 crisis are less impactful and benchmark interest rates have increased. Premiums and deposits increased $555 million and $3.0 billion in the three- and nine-month periods ended September 30, 2021, respectively, compared to the same periods in the prior year. Net flows improved $864 million and $3.3 billion in the three- and nine-month periods ended September 30, 2021, respectively, compared to the same periods in the prior year.

Adjusted pre-tax income decreased $240 million in the three-month period ended September 30, 2021 compared to the same period in the prior year, primarily due to a net unfavorable impact from the review and update of actuarial assumptions ($195 million) and higher DAC amortization and policyholder benefits net of premiums excluding the actuarial assumptions update ($101 million) compared to the same period in the prior year. Partially offsetting these decreases were higher policy and advisory fee income, net of advisory fee expenses ($36 million) and higher net investment income ($23 million).

Adjusted pre-tax income increased $55 million in the nine-month period ended September 30, 2021 compared to the same period in the prior year primarily due to higher net investment income ($252 million) and higher policy and advisory fee income, net of advisory fee expenses ($121 million). Partially offsetting these increases was a net unfavorable impact from the review and update of actuarial assumptions update ($195 million), higher DAC amortization and policyholder benefits net of premiums excluding the actuarial assumptions update ($113 million) compared to the same period in the prior year and an increase in non-deferrable insurance commissions ($26 million).

AIG | Third Quarter 2021 Form 10-Q 117

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Adjusted Pre-Tax Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2021 and 2020 Comparison

Adjusted pre-tax income decreased $240 million primarily due to:

• higher net unfavorable impacts from the review and update of actuarial assumptions ($195 million); and

• increase in DAC amortization and policyholder benefits net of premiums, excluding the review and update of actuarial assumptions ($101 million) primarily due to lower Variable annuity separate account returns, impact of lower portfolio yields on policyholder benefits, and Index Annuities growth.

Partially offsetting these decreases were:

• higher policy and advisory fee income, net of advisory fee expenses ($36 million), primarily due to an increase in variable annuity separate account assets driven by strong equity market performance; and

• increase in net investment income ($23 million) driven by higher private equity income ($42 million) and higher commercial mortgage loan prepayment income ($15 million), partially offset by lower gains on securities on which the fair value option was elected ($27 million).

Individual Retirement Adjusted Pre-Tax Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Adjusted pre-tax income increased $55 million primarily due to:

• increase in net investment income ($252 million) driven by higher private equity income ($246 million), higher call and tender income ($43 million), and higher commercial mortgage loan prepayment income ($22 million), partially offset by lower base portfolio income ($71 million) resulting from decreased reinvestment rates on the base portfolio; and

• higher policy and advisory fee income, net of advisory fee expenses ($121 million), primarily due to an increase in variable annuity separate account assets driven by robust equity market performance.

Partially offsetting these increases were:

• a net unfavorable impact from the review and update of actuarial assumptions ($195 million);

• increase in DAC amortization and policyholder benefits net of premiums, excluding the actuarial assumption updates ($113 million), primarily due to higher growth in Index Annuities, coupled with the impact of lower portfolio yields on policyholder benefits; and

• higher non-deferrable insurance commissions ($26 million) primarily due to growth in variable annuity separate account assets.

118 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Individual Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums increased $31 million and $9 million in the three- and nine-month periods ended September 30, 2021, respectively, compared to the same periods in the prior year. Premiums are generally not a significant driver of Individual Retirement results.

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

The following table presents a reconciliation of Individual Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Premiums	$66	$35	$123	$114
Deposits	3,190	2,670	10,488	7,508
Other	1	(3)	(3)	(10)
Premiums and deposits	$3,257	$2,702	$10,608	$7,612

The following table presents surrenders as a percentage of average reserves:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Surrenders as a percentage of average reserves
Fixed annuities	6.6%	5.8%	7.2%	5.7%
Variable and index annuities	6.3	5.5	6.4	5.4
Variable annuities	7.1	5.9	7.1	5.9
Index annuities	4.4	4.4	4.6	4.0

The following table presents reserves for fixed annuities and variable and index annuities by surrender charge category:

	September 30, 2021		December 31, 2020*
		Variable		Variable
	Fixed	and Index	Fixed	and Index
(in millions)	Annuities	Annuities	Annuities	Annuities
No surrender charge	$26,741	$34,452	$27,110	$30,954
Greater than 0% - 2%	1,979	12,054	2,298	11,647
Greater than 2% - 4%	2,608	13,848	2,758	15,361
Greater than 4%	16,221	35,045	16,163	32,261
Non-surrenderable	2,309	-	2,214	-
Total reserves	$49,858	$95,399	$50,543	$90,223

* Certain reclassifications have been made to the prior year amounts for consistency with the current year presentation.

Individual Retirement annuities are typically subject to a four- to seven-year surrender charge period, depending on the product. For fixed annuities, the proportion of reserves subject to surrender charge at September 30, 2021 decreased compared to December 31, 2020. The increase in reserves with no surrender charge for variable and index annuities as of September 30, 2021 compared to December 31, 2020 was principally due to normal aging of business.

AIG | Third Quarter 2021 Form 10-Q 119

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows for each product line follows:

Individual Retirement Premiums and Deposits (P&D) and Net Flows Three Months Ended September 30, (in millions)
* Retail Mutual Fund net flows reflects customer activity and in 2021, it excludes $7.0 billion of funds (i) transferred as part of the Touchstone sale or (ii) liquidated.

Quarterly 2021 and 2020 Comparison

• Fixed Annuities Net flows remained negative and decreased ($264 million) over the prior year, primarily due to lower premiums and deposits ($309 million) due to higher competitive rates in the bank channel and higher surrenders and withdrawals ($82 million) partially offset by lower death benefits ($127 million).

• Variable Annuities Net flows improved ($215 million) primarily due to higher premium and deposits ($527 million) driven by growth in independent and regional broker dealers in part due to prior year impact from distribution channel disruptions related to COVID-19, partially offset by higher surrenders and withdrawals ($295 million) and death benefits ($17 million).

• Index Annuities Net flows increased ($399 million) primarily due to higher premiums and deposits ($474 million) driven by growth in wirehouse and bank channels partially due to prior year impact from distribution channel disruptions related to COVID-19, partially offset by higher surrenders and withdrawals ($56 million) and death benefits ($19 million).

• Retail Mutual Funds Net flows remained negative but improved ($514 million) due to lower surrenders and withdrawals ($651 million) partially offset by lower premiums and deposits ($137 million) due to investors’ continued preference for passive, low-fee investment vehicles. Retail Mutual Funds net flows reflects customer activity and in 2021, it excludes $7.0 billion of funds (i) transferred as part of the Touchstone sale or (ii) liquidated. See discussion regarding sale of certain AIG Life and Retirement Retail Mutual Funds business in Note 1 to the Condensed Consolidated Financial Statements.

120 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Individual Retirement Premiums and Deposits (P&D) and Net Flows Nine Months Ended September 30, (in millions)
* Retail Mutual Funds net flows reflects customer activity and in 2021, it excludes $7.0 billion of funds (i) transferred as part of the Touchstone sale or (ii) liquidated.

Year-to-Date 2021 and 2020 Comparison

• Fixed Annuities Net flows remained negative and decreased ($62 million) over the prior year, primarily due to higher surrenders and withdrawals ($519 million) partially offset by higher premiums and deposits ($233 million) due to the improved interest rate environment and prior year impact from distribution channel disruptions related to COVID-19, and lower death benefits ($224 million).

• Variable Annuities Variable annuity net flows improved ($753 million) primarily due to higher premium and deposits ($1.8 billion) driven by growth in independent and regional broker dealers in part due to prior year impact from distribution channel disruptions related to COVID-19, partially offset by higher surrenders and withdrawal ($839 million) and death benefits ($159 million).

• Index Annuities Net flows increased ($1.0 billion) primarily due to higher premiums and deposits ($1.4 billion) driven by growth in wirehouse and bank channels partially due to prior year impact from distribution channel disruptions related to COVID-19, partially offset by higher surrenders and withdrawal ($257 million) and death benefits ($60 million).

• Retail Mutual Funds Net flows remained negative but improved ($1.6 billion) due to lower surrenders and withdrawals ($1.9 billion) partially offset by lower premiums and deposits ($338 million) due to investors’ continued preference for passive, low-fee investment vehicles, and the distribution channel disruptions related to COVID-19. Retail Mutual Funds net flows reflects customer activity and in 2021, it excludes $7.0 billion of funds (i) transferred as part of the Touchstone sale or (ii) liquidated. See discussion regarding sale of certain AIG Life and Retirement Retail Mutual Funds business in Note 1 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2021 Form 10-Q 121

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Results

	Three Months Ended				Nine Months Ended
	September 30,		Percentage		September 30,		Percentage
(in millions)	2021	2020	Change		2021	2020	Change
Adjusted revenues:
Premiums	$7	$5	40%		$15	$14	7%
Policy fees	135	115	17		389	324	20
Net investment income	601	571	5		1,806	1,629	11
Advisory fee and other income	89	67	33		248	197	26
Total adjusted revenues	832	758	10		2,458	2,164	14
Benefits and expenses:
Policyholder benefits and losses incurred	30	17	76		56	64	(13)
Interest credited to policyholder account balances	289	276	5		859	836	3
Amortization of deferred policy acquisition costs	16	(44)	NM		45	(5)	NM
Non deferrable insurance commissions	31	28	11		78	84	(7)
Advisory fee expenses	34	27	26		96	81	19
General operating expenses	107	106	1		326	377	(14)
Interest expense	9	10	(10)		28	32	(13)
Total benefits, losses and expenses	516	420	23		1,488	1,469	1
Adjusted pre-tax income	$316	$338	(7)%		$970	$695	40%
Base net investment spread:
Base yield*	4.12%	4.20%	(8)	bps	4.13%	4.29%	(16)	bps
Cost of funds	2.60	2.65	(5)		2.61	2.66	(5)
Base net investment spread	1.52%	1.55%	(3)	bps	1.52%	1.63%	(11)	bps

* Includes returns from base portfolio including accretion and income (loss) from certain other invested assets.

Business and Financial Highlights

Group Retirement is focused on implementing initiatives to grow its business. However, external factors, including increased competition and the consolidation of healthcare providers and other employers in target markets, continue to impact Group Retirement’s customer retention. Premiums and deposits increased $59 million and $607 million in the three- and nine-month periods ended September 30, 2021, respectively, compared to the same periods in the prior year. Net flows remained negative and deteriorated $57 million and $349 million in the three- and nine-month periods ended September 30, 2021 respectively, compared to the same periods in the prior year.

Adjusted pre-tax income decreased $22 million in the three-month period ended September 30, 2021 compared to the same period in the prior year primarily due to a net unfavorable impact from the review and update of actuarial assumptions ($70 million) and increases in variable annuity DAC amortization and policyholder benefits excluding the actuarial assumptions update ($14 million) partially offset by higher policy and advisory fee income, net of advisory fee expenses ($35 million) and higher net investment income ($30 million).

Adjusted pre-tax income increased $275 million in the nine-month period ended September 30, 2021 compared to the same period in the prior year primarily from higher net investment income ($177 million), higher policy and advisory fee income, net of advisory fee expenses ($101 million), lower general operating expenses ($51 million) and decreases in variable annuity DAC amortization and policyholder benefits ($16 million). Partially offsetting these increases was a net unfavorable impact from the review and update of actuarial assumptions ($70 million).

122 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement Adjusted Pre-Tax Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2021 and 2020 Comparison

Adjusted pre-tax income decreased $22 million primarily due to:

• a net unfavorable impact from the review and update of actuarial assumptions ($70 million); and

• increases in variable annuity DAC amortization and policyholder benefits excluding actuarial assumptions update ($14 million), due to lower variable annuity market returns.

Partially offsetting these decreases were:

• higher policy and advisory fee income, net of advisory fee expenses ($35 million), due to an increase in separate account, mutual fund, and advisory average assets; and

• higher net investment income excluding base portfolio income ($26 million), primarily driven by higher private equity returns ($23 million) and higher call and tender income ($11 million) partially offset by lower gains on securities for which the fair value option was elected ($12 million).

Group Retirement Adjusted Pre-Tax Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Adjusted pre-tax income increased $275 million primarily due to:

• higher net investment income excluding base portfolio income ($188 million), primarily driven by higher private equity returns ($150 million) and higher call and tender income ($36 million);

• higher policy and advisory fee income, net of advisory fee expenses, ($101 million) due to an increase in separate account, mutual fund, and advisory average assets;

• lower general operating expenses ($51 million) primarily due to decreased regulatory expenses and savings from COVID-19 travel restrictions; and

• decreases in variable annuity DAC amortization and policyholder benefits excluding actuarial assumptions update ($16 million), due to stronger equity market performance.

Partially offsetting these increases were:

• a net unfavorable impact from the review and update of actuarial assumptions ($70 million); and

• lower base portfolio income net of interest credited ($23 million) primarily driven by decreased reinvestment yields.

AIG | Third Quarter 2021 Form 10-Q 123

ITEM 2 | Business Segment Operations | Life and Retirement

Group Retirement GAAP Premiums, Premiums and Deposits, Surrenders and Net Flows

For Group Retirement, premiums primarily represent amounts received on life-contingent payout annuities. Premiums in the three- and nine-month periods ended September 30, 2021, which primarily represents immediate annuities, increased $2 million and $1 million, respectively, compared to the same periods in the prior year. Premiums are not a significant driver of Group Retirement results.

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

The following table presents a reconciliation of Group Retirement GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Premiums	$7	$5	$15	$14
Deposits	1,824	1,767	5,889	5,283
Premiums and deposits	$1,831	$1,772	$5,904	$5,297

The following table presents Group Retirement surrenders as a percentage of average reserves and mutual funds under administration:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Surrenders as a percentage of average reserves and mutual funds	9.1%	10.1%	8.6%	8.8%

The following table presents reserves for Group Retirement annuities by surrender charge category:

	September 30,		December 31,
(in millions)	2021	(a)	2020	(a)
No surrender charge(b)	$79,755		$77,507
Greater than 0% - 2%	645		565
Greater than 2% - 4%	818		829
Greater than 4%	6,197		6,119
Non-surrenderable	788		616
Total reserves	$88,203		$85,636

(a) Excludes mutual fund assets under administration of $27.3 billion and $25.0 billion at September 30, 2021 and December 31, 2020, respectively.

(b) Group Retirement amounts in this category include general account reserves of approximately $6.4 billion and $6.3 billion at September 30, 2021 and December 31, 2020 respectively, which are subject to 20 percent annual withdrawal limitations at the participant level and general account reserves of $6.2 billion at September 30, 2021 and $5.8 billion at December 31, 2020, respectively, which are subject to 20 percent annual withdrawal limitations at the plan level.

Group Retirement annuity deposits are typically subject to a five- to seven-year surrender charge period, depending on the product. At September 30, 2021, Group Retirement annuity reserves with no surrender charge increased compared to December 31, 2020 primarily due to growth in assets under management.

124 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits and net flows follows:

Group Retirement Premiums and Deposits and Net Flows Three Months Ended September 30, (in millions)

Quarterly 2021 and 2020 Comparison

Net flows remained negative and deteriorated ($57 million) due to higher surrenders and withdrawals ($94 million) and death benefits ($22 million) partially offset by higher deposits ($59 million).

Group Retirement Premiums and Deposits and Net Flows Nine Months Ended September 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Net flows remained negative and deteriorated ($349 million) due to higher surrenders and withdrawals ($847 million) and death benefits ($109 million) partially offset by higher deposits ($607 million). Large plan acquisitions and surrenders also contributed to the period over period volatility. In the nine-month period ended September 30, 2021, large plan activity contributed net positive flows of $0.9 billion compared to the same period in the prior year. External factors including consolidation of healthcare providers and other employers in target markets continue to impact Group Retirement customer retention.

AIG | Third Quarter 2021 Form 10-Q 125

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance Results

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2021	2020	Change	2021	2020	Change
Adjusted revenues:
Premiums	$469	$470	-%	$1,533	$1,424	8%
Policy fees	288	266	8	1,023	1,014	1
Net investment income	437	439	-	1,238	1,134	9
Other income	17	14	21	45	36	25
Total adjusted revenues	1,211	1,189	2	3,839	3,608	6
Benefits and expenses:
Policyholder benefits and losses incurred	753	1,033	(27)	2,707	2,674	1
Interest credited to policyholder account balances	88	94	(6)	265	280	(5)
Amortization of deferred policy acquisition costs	(6)	(147)	96	114	(18)	NM
Non deferrable insurance commissions	37	10	270	103	68	51
General operating expenses	199	159	25	517	469	10
Interest expense	6	8	(25)	19	23	(17)
Total benefits, losses and expenses	1,077	1,157	(7)	3,725	3,496	7
Adjusted pre-tax income	$134	$32	319%	$114	$112	2%

Business and Financial Highlights

Life Insurance is focused on selling profitable new products through strategic channels to enhance future returns. Adjusted pre-tax income increased $102 million in the three-month period ended September 30, 2021 compared to the same period in the prior year primarily due to a higher net favorable impact from the review and update of actuarial assumptions ($207 million) partially offset by unfavorable premiums and policy fees, net of policyholder benefits, excluding actuarial assumptions update ($64 million), due to higher mortality, and higher general operating expenses ($40 million). Adjusted pre-tax income increased $2 million in the nine-month period ended September 30, 2021 compared to the same period in the prior year primarily due to higher net favorable impact from the review and update of actuarial assumptions ($207 million) and higher net investment income ($104 million) partially offset by unfavorable premiums and policy fees, net of policyholder benefits, excluding actuarial assumptions update ($281 million), due to higher mortality, and higher general operating expenses ($48 million).

Life Insurance Adjusted Pre-Tax Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2021 and 2020 Comparison

Adjusted pre-tax income increased $102 million primarily due to higher net favorable impact from the review and update of actuarial assumptions update ($207 million).

Partially offsetting this increase were unfavorable premiums and policy fees, net of policyholder benefits, excluding actuarial assumptions update ($64 million), due to higher mortality.

126 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Life Insurance Adjusted Pre-Tax Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Adjusted pre-tax income increased $2 million primarily due to:

• higher net favorable impact from the review and update of actuarial assumptions update ($207 million); and

• higher net investment income ($104 million), primarily driven by higher private equity returns ($99 million) due to stronger equity market performance higher gains on calls ($29 million) partially offset by lower base portfolio income ($26 million) driven by reduced fixed asset income.

Partially offsetting these increases were unfavorable premiums and policy fees, net of policyholder benefits, excluding actuarial assumptions update ($281 million), due to higher mortality.

Life Insurance GAAP Premiums and Premiums and Deposits

Premiums for Life Insurance represent amounts received on traditional life insurance policies, primarily term life and international life and health. Premiums, excluding the effect of foreign exchange, decreased $8 million and increased $67 million in the three- and nine-month periods ended September 30, 2021, respectively, compared to the same periods in the prior year. Premiums and deposits for Life Insurance is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on universal life insurance.

The following table presents a reconciliation of Life Insurance GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Premiums	$469	$470	$1,533	$1,424
Deposits	403	394	1,209	1,218
Other*	280	212	702	615
Premiums and deposits	$1,152	$1,076	$3,444	$3,257

* Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

AIG | Third Quarter 2021 Form 10-Q 127

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Life Insurance Premiums and Deposits Three Months Ended September 30, (in millions)
Quarterly 2021 and 2020 Comparison Premiums and deposits, excluding the effect of foreign exchange, increased $64 million primarily due to growth in international life premiums.
Life Insurance Premiums and Deposits Nine Months Ended September 30, (in millions)
Year-to-Date 2021 and 2020 Comparison Premiums and deposits, excluding the effect of foreign exchange, increased $128 million primarily due to growth in international life premiums.

128 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional markets Results

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2021	2020	Change	2021	2020	Change
Adjusted revenues:
Premiums	$499	$275	81%	$1,615	$2,122	(24)%
Policy fees	47	47	-	140	139	1
Net investment income	294	242	21	860	726	18
Other income	1	-	NM	2	-	NM
Total adjusted revenues	841	564	49	2,617	2,987	(12)
Benefits and expenses:
Policyholder benefits and losses incurred	598	360	66	1,887	2,355	(20)
Interest credited to policyholder account balances	75	70	7	221	231	(4)
Amortization of deferred policy acquisition costs	1	2	(50)	4	4	-
Non deferrable insurance commissions	6	7	(14)	19	23	(17)
General operating expenses	24	17	41	62	55	13
Interest expense	2	2	-	7	8	(13)
Total benefits, losses and expenses	706	458	54	2,200	2,676	(18)
Adjusted pre-tax income	$135	$106	27%	$417	$311	34%

Business and Financial Highlights

Institutional Markets is focused on opportunities to grow its portfolio while maintaining pricing discipline. Product distribution continues to be strong. Growth in assets under management in recent years has partially driven higher net investment income and adjusted pre-tax income. Adjusted pre-tax income increased $29 million and $106 million in the three- and nine-month periods ended September 30, 2021, respectively, compared to the same periods in the prior year.

Institutional Markets Adjusted Pre-Tax Income (Loss) Three Months Ended September 30, (in millions)

Quarterly 2021 and 2020 Comparison

Adjusted pre-tax income increased $29 million primarily due to:

• an increase in premiums on new pension risk transfer business ($265 million), partially offset by lower structured settlement annuities ($41 million); and

• higher net investment income ($52 million) primarily due to private equity returns ($22 million) and higher yield enhancement income ($27 million).

Partially offsetting these increases were:

• an increase in policyholder benefits and losses incurred (including interest accretion) on pension risk transfer products ($278 million), primarily driven by new business, partially offset by lower policyholder benefits and losses incurred (including interest accretion) on structured settlement annuities ($40 million);

• higher general operating expenses ($7 million) associated with growth of the pension risk transfer business; and

• higher interest credited to policyholder account balances ($5 million) primarily due to fair value changes of certain GICs and hedging instruments.

AIG | Third Quarter 2021 Form 10-Q 129

ITEM 2 | Business Segment Operations | Life and Retirement

Institutional Markets Adjusted Pre-Tax Income (Loss) Nine Months Ended September 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Adjusted pre-tax income increased $106 million primarily due to:

• a decrease in policyholder benefits and losses incurred (including interest accretion) on pension risk transfer and structured settlement products driven by higher sales in the prior year ($468 million);

• higher net investment income ($134 million) primarily due to private equity returns ($101 million) and higher base portfolio income ($33 million) driven by growth in average invested assets; and

• lower interest credited to policyholder account balances ($10 million) due to interest rate impacts on certain GICs and hedging instruments, partially offset by fair value changes.

Partially offsetting these increases were:

• a decrease in premiums on pension risk transfer and structured settlement business ($507 million) driven by higher sales in the prior year; and

• higher general operating expenses ($7 million) associated with growth of the pension risk transfer business.

Institutional markets GAAP Premiums and Premiums and Deposits

Premiums for Institutional Markets primarily represent amounts received on pension risk transfer or structured settlement annuities with life contingencies. Premiums increased $224 million in the three-month period ended September 30, 2021 compared to the same period in the prior year primarily driven by pension risk transfer business (direct and assumed reinsurance). Premiums decreased $507 million in the nine-month period ended September 30, 2021 compared to the same period in the prior year primarily driven by pension risk transfer business (direct and assumed reinsurance) written in 2020, as well as structured settlement annuities with life contingencies business.

Premiums and deposits for Institutional Markets is a non-GAAP financial measure that includes direct and assumed premiums as well as deposits received on investment-type annuity contracts. Deposits include GICs and FHLB funding agreements.

The following table presents a reconciliation of Institutional Markets GAAP premiums to premiums and deposits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Premiums	$499	$275	$1,615	$2,122
Deposits	488	1,167	1,081	1,417
Other*	7	6	19	20
Premiums and deposits	$994	$1,448	$2,715	$3,559

* Other principally consists of adding back ceded premiums to reflect the gross premiums and deposits.

130 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Life and Retirement

A discussion of the significant variances in premiums and deposits follows:

Institutional Markets Premiums and Deposits Three Months Ended September 30, (in millions)

Quarterly 2021 and 2020 Comparison

Premiums and deposits decreased ($454 million) primarily due to lower deposits on GICs ($700 million) and lower structured settlement annuities ($37 million), partially offset by higher premium on pension risk transfer business ($265 million) and higher deposits on high net worth products ($21 million).

Institutional Markets Premiums and Deposits Nine Months Ended September 30, (in millions)

Year-to-Date 2021 and 2020 Comparison

Premiums and deposits decreased ($844 million) due to lower premiums on pension risk transfer ($404 million), lower deposits on GICs ($274 million), lower structured settlement annuities ($148 million), and lower deposits on high net worth products ($16 million).

AIG | Third Quarter 2021 Form 10-Q 131

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

Other Operations Results

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
(in millions)	2021	2020	Change	2021	2020	Change
Adjusted revenues:
Premiums	$42	$40	5%	$148	$180	(18)%
Policy fees	-	1	NM %	-	43	NM
Net investment income:
Interest and dividends	35	44	(20)	130	858	(85)
Alternative investments	216	48	350	541	(30)	NM
Other investment income	23	88	(74)	66	127	(48)
Investment expenses	(17)	(2)	NM	(31)	(37)	16
Total net investment income	257	178	44	706	918	(23)
Other income	2	4	(50)	30	4	NM
Total adjusted revenues	301	223	35	884	1,145	(23)
Benefits, losses and expenses:
Policyholder benefits and losses incurred	50	42	19	212	775	(73)
Interest credited to policyholder account balances	-	(4)	NM	-	89	NM
Acquisition expenses:
Amortization of deferred policy acquisition costs	9	9	-	30	40	(25)
Other acquisition expenses	2	(1)	NM	1	-	NM
Total acquisition expenses	11	8	38	31	40	(23)
General operating expenses
Corporate and Other	295	205	44	855	734	16
Asset Management	7	2	250	55	31	77
Amortization of intangible assets	10	10	-	30	30	-
Total General operating expenses	312	217	44	940	795	18
Interest expense:
Interest - Corporate and Other	257	296	(13)	794	859	(8)
Interest - Asset Management*	41	32	28	147	122	20
Total interest expense	298	328	(9)	941	981	(4)
Total benefits, losses and expenses	671	591	14	2,124	2,680	(21)
Adjusted pre-tax loss before consolidation and
eliminations	(370)	(368)	(1)	(1,240)	(1,535)	19
Consolidation and eliminations	(192)	(140)	(37)	(462)	(174)	(166)
Adjusted pre-tax loss	$(562)	$(508)	(11)%	$(1,702)	$(1,709)	-%

Adjusted pre-tax income (loss) by activities:
Corporate and Other	(583)	(395)	(48)	$(1,752)	$(1,522)	(15)%
Asset Management	213	27	NM	512	(13)	NM
Consolidation and eliminations	(192)	(140)	(37)	(462)	(174)	(166)
Adjusted pre-tax loss	$(562)	$(508)	(11)%	$(1,702)	$(1,709)	-%

* Interest – Asset Management primarily represents interest expense on consolidated investment entities of $39 million and $29 million in the three-month periods ended September 30, 2021 and 2020, respectively, and $141 million and $116 million in the nine-month periods ended September 30, 2021 and 2020, respectively.
132 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Business Segment Operations | Other Operations

QUARTERLY 2021 AND 2020 COMPARISON

Adjusted pre-tax loss before consolidation and eliminations of $370 million in 2021 compared to $368 million in 2020, a slight increase of $2 million, was primarily due to:

• higher corporate general operating expenses of $90 million, including increases in performance-based employee compensation.

The increase in adjusted pre-tax loss was partially offset by:

• higher net investment income associated with consolidated investment entities of $181 million, partially offset by decline in net mark to market gains on CDO securities of $59 million and losses on fair value option assets of $29 million; and

• lower corporate interest expense of $39 million primarily due to debt redemptions of $3.0 billion debt in 2021 ($18 million) and debt expiration of $1.3 billion debt in 2020 ($14 million).

Adjusted pre-tax loss on consolidation and eliminations of $192 million in 2021 compared to $140 million in 2020, was primarily due to the elimination of the insurance companies’ net investment income on their investment in the consolidated investment entities of $80 million.

YEAR-TO-DATE 2021 and 2020 Comparison

Adjusted pre-tax loss before consolidation and eliminations of $1.2 billion in 2021 compared to $1.5 billion in 2020, a decrease of $295 million, was primarily due to the sale of a majority of the interest in Fortitude Holdings on June 2, 2020, as prior period results included adjusted pre-tax loss of $241 million. Excluding the results of Fortitude Re, adjusted pre-tax loss decreased $54 million primarily due to:

• higher net investment income associated with consolidated investment entities of $525 million was partially offset by decline in net mark to market gains on CDO securities of $181 million; and

• lower corporate interest expense of $65 million primarily due to debt expiration of $1.3 billion debt in 2020 ($48 million) and debt redemptions of $3.0 billion debt in 2021 ($39 million), partially offset by interest expense of $50 million due to corporate debt issuances of $4.1 billion in 2020.

The decrease in adjusted pre-tax loss was partially offset by:

• higher underwriting loss attributable to net prior year development in 2021 of $84 million and higher catastrophe activity of $39 million within Other Operations Run-off, primarily attributable to Blackboard; and

• higher corporate general operating expenses of $121 million, including increases in performance-based employee compensation.

Adjusted pre-tax loss on consolidation and eliminations of $462 million in 2021 compared to $174 million in 2020, an increase of $288 million, was primarily due to the elimination of the insurance companies’ net investment income on their investment in the consolidated investment entities of $296 million.

AIG | Third Quarter 2021 Form 10-Q 133

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

INVESTMENT HIGHLIGHTS IN THE NINE MONTHS ENDED SEPTEMBER 30, 2021

• A rise in interest rates resulted in a net unrealized loss movement in our investment portfolio. Net unrealized gains in our available for sale portfolio decreased to approximately $19.5 billion as of September 30, 2021 from approximately $27.4 billion as of December 31, 2020.

• We continued to make investments in structured securities and other fixed maturity securities with favorable risk compared to return characteristics to improve yields and increase net investment income.

• We experienced an increase in net investment income in the nine-month period ended September 30, 2021 compared to the same period in the prior year due primarily to the higher income on our alternative investments and fair value option equity security holdings that directionally followed the positive returns achieved in equity markets. The same period in the prior year experienced significant volatility and declines in equity markets due to the onset of the COVID-19 crisis.

• Blended investment yields on new investments were lower than blended rates on investments that were sold, matured or called.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the three- and nine-month periods ended September 30, 2021 was primarily attributable to movements in interest rates and spreads. There was a rise in rates and widening spreads in the three-month period ended September 30, 2021 that resulted in unrealized losses of approximately $2.1 billion on fixed maturity securities. For the nine-month period ended September 30, 2021, net unrealized losses related to fixed maturity securities were $7.9 billion due primarily to an increase in interest rates.

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

134 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Investments

Net Realized Gains and Losses

Net realized gains excluding Fortitude Re funds withheld assets in the three-month period ended September 30, 2021 were driven primarily by gains on other derivative and hedge activity and gains on real estate and other assets compared to net realized losses excluding Fortitude Re funds withheld assets in the same period in the prior year which were primarily the result of derivative losses. Lower net realized gains excluding Fortitude Re funds withheld assets in the nine-month period ended September 30, 2021 compared to the same period in the prior year were primarily due to lower derivatives gains, which more than offset higher gains on sales of real estate and other assets.

Variable annuity embedded derivatives, net of related hedges, reflected lower losses in the three-month period ended September 30, 2021 and lower gains in the nine-month period ended September 30, 2021 compared to the same periods in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with guaranteed minimum withdrawal benefits (GMWB) embedded derivative, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.

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

For further details on net realized gains and losses, see – Credit Ratings – Net Realized Gains and Losses below.

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

AIG | Third Quarter 2021 Form 10-Q 135

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

Asset Liability Management

The investment strategy within the General Insurance companies focuses on growth of surplus, maintenance of sufficient liquidity for unanticipated insurance claims, and preservation of capital. General Insurance invests primarily in fixed maturity securities issued by corporations, municipalities and other governmental agencies; structured securities collateralized by, among other assets, residential and commercial real estate; and commercial mortgage loans. Fixed maturity securities of the General Insurance companies’ North America operations have an average duration of 3.9 years. Fixed maturity securities of the General Insurance companies’ International operations have an average duration of 4.2 years.

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

136 AIG | Third Quarter 2021 Form 10-Q

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

For a full description of the composite AIG credit ratings see – Credit Ratings below.

The following table presents the fixed maturity security portfolio categorized by NAIC Designation, at fair value:

September 30, 2021
(in millions)
								Total
			Total					Below
			Investment					Investment
NAIC Designation	1	2	Grade	3	4	5	6	Grade	Total
Other fixed maturity securities	$105,630	$89,215	$194,845	$9,688	$8,294	$1,296	$122	$19,400	$214,245
Mortgage-backed, asset-backed and collateralized	57,680	5,205	62,885	206	88	41	1,512	1,847	64,732
Total*	$163,310	$94,420	$257,730	$9,894	$8,382	$1,337	$1,634	$21,247	$278,977

* Excludes $14 million of fixed maturity securities for which no NAIC Designation is available.

The following table presents the fixed maturity security portfolio categorized by composite AIG credit rating, at fair value:

September 30, 2021
(in millions)
							Total
			Total				Below
			Investment			CCC and	Investment
Composite AIG Credit Rating	AAA/AA/A	BBB	Grade	BB	B	Lower	Grade	Total
Other fixed maturity securities	$110,064	$84,554	$194,618	$9,521	$7,339	$2,767	$19,627	$214,245
Mortgage-backed, asset-backed and collateralized	49,464	5,626	55,090	480	365	8,797	9,642	64,732
Total*	$159,528	$90,180	$249,708	$10,001	$7,704	$11,564	$29,269	$278,977

* Excludes $14 million of fixed maturity securities for which no NAIC Designation is available.

Credit Ratings

At September 30, 2021, approximately 88 percent of our fixed maturity securities were held by our domestic entities. Approximately 89 percent of these securities were rated investment grade by one or more of the principal rating agencies. Our investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

Moody’s Investors Service Inc. (Moody’s), Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global Inc. (S&P), or similar foreign rating services rate a significant portion of our foreign entities’ fixed maturity securities portfolio. Rating services are not available for some foreign-issued securities. Our Credit Risk Management department closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At September 30, 2021, approximately 94 percent of such investments were either rated investment grade or, on the basis of our internal analysis, were equivalent from a credit standpoint to securities rated investment grade. Approximately 27 percent of the foreign entities’ fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

AIG | Third Quarter 2021 Form 10-Q 137

ITEM 2 | Investments

For a discussion of credit risks associated with Investments see Part II, Item 7. MD&A – Enterprise Risk Management – Credit Risk Management in the 2020 Annual Report.

The following table presents the composite AIG credit ratings of our fixed maturity securities calculated on the basis of their fair value:

	Available for Sale		Other		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(in millions)	2021	2020	2021	2020	2021	2020
Rating:
Other fixed maturity
securities
AAA	$11,955	$11,758	$1,719	$1,803	$13,674	$13,561
AA	37,864	36,146	42	42	37,906	36,188
A	58,472	57,255	12	12	58,484	57,267
BBB	84,555	80,878	-	-	84,555	80,878
Below investment grade	18,280	18,087	-	-	18,280	18,087
Non-rated	1,361	769	-	-	1,361	769
Total	$212,487	$204,893	$1,773	$1,857	$214,260	$206,750
Mortgage-backed, asset-
backed and collateralized
AAA	$28,297	$31,133	$203	$347	$28,500	$31,480
AA	14,374	15,287	149	195	14,523	15,482
A	6,304	6,711	137	145	6,441	6,856
BBB	4,982	4,137	644	343	5,626	4,480
Below investment grade	7,870	9,281	1,515	2,165	9,385	11,446
Non-rated	27	54	230	239	257	293
Total	$61,854	$66,603	$2,878	$3,434	$64,732	$70,037
Total
AAA	$40,252	$42,891	$1,922	$2,150	$42,174	$45,041
AA	52,238	51,433	191	237	52,429	51,670
A	64,776	63,966	149	157	64,925	64,123
BBB	89,537	85,015	644	343	90,181	85,358
Below investment grade	26,150	27,368	1,515	2,165	27,665	29,533
Non-rated	1,388	823	230	239	1,618	1,062
Total	$274,341	$271,496	$4,651	$5,291	$278,992	$276,787

Available-for-Sale Investments

The following table presents the fair value of our available-for-sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2021	2020
Bonds available for sale:
U.S. government and government sponsored entities	$4,456	$4,126
Obligations of states, municipalities and political subdivisions	14,895	16,124
Non-U.S. governments	16,199	15,345
Corporate debt	176,937	169,298
Mortgage-backed, asset-backed and collateralized:
RMBS	28,452	31,465
CMBS	15,312	16,133
CDO/ABS	18,090	19,005
Total mortgage-backed, asset-backed and collateralized	61,854	66,603
Total bonds available for sale*	$274,341	$271,496

* At September 30, 2021 and December 31, 2020, the fair value of bonds available for sale held by us that were below investment grade or not rated totaled $27.5 billion and $28.2 billion, respectively.

138 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Investments

The following table presents the fair value of our aggregate credit exposures to non-U.S. governments for our fixed maturity securities:

	September 30,	December 31,
(in millions)	2021	2020
Japan	$1,314	$1,510
Canada	1,175	986
United Kingdom	763	820
France	738	790
Germany	698	642
Indonesia	642	554
Chile	547	398
Israel	514	535
Mexico	475	358
United Arab Emirates	465	519
Other	8,868	8,233
Total	$16,199	$15,345

The following table presents the fair value of our aggregate European credit exposures by major sector for our fixed maturity securities:

	September 30, 2021
			Non-			December 31,
		Financial	Financial	Structured		2020
(in millions)	Sovereign	Institution	Corporates	Products	Total	Total
Euro-Zone countries:
France	$738	$1,759	$1,465	$-	$3,962	$4,206
Germany	698	234	2,786	-	3,718	3,691
Netherlands	246	1,101	1,318	51	2,716	2,804
Ireland	11	82	499	1,407	1,999	2,162
Belgium	132	254	1,187	-	1,573	1,538
Spain	25	367	503	-	895	989
Luxembourg	84	391	379	-	854	712
Italy	22	100	502	-	624	580
Finland	76	34	43	-	153	123
Austria	62	-	-	-	62	93
Other Euro-Zone	560	95	228	-	883	928
Total Euro-Zone	$2,654	$4,417	$8,910	$1,458	$17,439	$17,826
Remainder of Europe:
United Kingdom	$763	$4,561	$9,348	$1,632	$16,304	$17,066
Switzerland	18	988	946	-	1,952	1,778
Norway	382	65	288	-	735	556
Sweden	193	222	129	-	544	646
Russian Federation	206	30	145	-	381	407
Other - Remainder of Europe	93	283	155	-	531	227
Total - Remainder of Europe	$1,655	$6,149	$11,011	$1,632	$20,447	$20,680
Total	$4,309	$10,566	$19,921	$3,090	$37,886	$38,506

AIG | Third Quarter 2021 Form 10-Q 139

ITEM 2 | Investments

Investments in Municipal Bonds

At September 30, 2021, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-exempt bonds with 93 percent of the portfolio rated A or higher.

The following table presents the fair values of our available for sale U.S. municipal bond portfolio by state and municipal bond type:

	September 30, 2021
	State	Local		Total	December 31,
	General	General		Fair	2020
(in millions)	Obligation	Obligation	Revenue	Value	Total Fair Value
State:
California	$724	$401	$1,969	$3,094	$3,301
New York	7	237	2,570	2,814	3,135
Texas	84	510	932	1,526	1,553
Illinois	89	97	861	1,047	1,106
Massachusetts	354	1	340	695	800
Ohio	9	-	508	517	542
Georgia	104	71	297	472	494
Florida	6	-	400	406	436
Pennsylvania	17	2	383	402	399
Virginia	10	-	367	377	456
Washington	143	7	211	361	413
Washington, D.C.	11	-	286	297	328
New Jersey	12	1	271	284	269
All other states(a)	323	176	2,104	2,603	2,892
Total(b)(c)	$1,893	$1,503	$11,499	$14,895	$16,124

(a) We did not have material credit exposure to the government of Puerto Rico.

(b) Excludes certain university and not-for-profit entities that issue their bonds in the corporate debt market. Includes industrial revenue bonds.

(c) Includes $542 million of pre-refunded municipal bonds.

Investments in Corporate Debt Securities

The following table presents the industry categories of our available for sale corporate debt securities:

	Fair Value at	Fair Value at
Industry Category	September 30,	December 31,
(in millions)	2021	2020
Financial institutions:
Money center/Global bank groups	$10,121	$10,512
Regional banks – other	472	627
Life insurance	3,133	3,175
Securities firms and other finance companies	386	312
Insurance non-life	6,754	5,805
Regional banks – North America	7,311	7,505
Other financial institutions	17,115	15,581
Utilities	24,317	23,470
Communications	11,655	11,137
Consumer noncyclical	25,035	24,826
Capital goods	9,470	8,773
Energy	13,684	13,293
Consumer cyclical	13,722	13,213
Basic	6,354	5,894
Other	27,408	25,175
Total*	$176,937	$169,298

* At September 30, 2021 and December 31, 2020, approximately 90 percent of these investments were rated investment grade.

140 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Investments

Our investments in the energy category, as a percentage of total investments in available-for-sale fixed maturities, was 5.0 percent and 4.9 percent, at September 30, 2021 and December 31, 2020, respectively. While the energy investments are primarily investment grade and are actively managed, the category continues to experience volatility that could adversely affect credit quality and fair value.

Investments in RMBS

The following table presents AIG’s RMBS available for sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2021	2020
Agency RMBS	$14,488	$15,816
Alt-A RMBS	6,300	7,278
Subprime RMBS	2,373	2,575
Prime non-agency	3,234	3,847
Other housing related	2,057	1,949
Total RMBS(a)(b)	$28,452	$31,465

(a) Includes approximately $6.5 billion and $7.6 billion at September 30, 2021 and December 31, 2020, respectively, of certain RMBS that had experienced deterioration in credit quality since their origination. For additional discussion on Purchased Credit Impaired Securities see Note 5 to the Condensed Consolidated Financial Statements.

(b) The weighted average expected life was five years at September 30, 2021 and December 31, 2020.

Our underwriting practices for investing in RMBS, other asset-backed securities (ABS) and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents our CMBS available for sale securities:

	Fair Value at	Fair Value at
	September 30,	December 31,
(in millions)	2021	2020
CMBS (traditional)	$12,492	$12,917
Agency	1,743	2,078
Other	1,077	1,138
Total	$15,312	$16,133

The fair value of CMBS holdings remained stable during the third quarter of 2021. The majority of our investments in CMBS are in tranches that contain substantial protection features through collateral subordination. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in ABS/CDOs

The following table presents our ABS/CDO available for sale securities by collateral type:

	Fair value at	Fair value at
	September 30,	December 31,
(in millions)	2021	2020
Collateral Type:
ABS	$9,404	$9,178
Bank loans (collateralized loan obligation)	8,666	9,793
Other	20	34
Total	$18,090	$19,005

AIG | Third Quarter 2021 Form 10-Q 141

ITEM 2 | Investments

Unrealized Losses of Fixed Maturity Securities

The following table shows the aging of the unrealized losses of fixed maturity securities, the extent to which the fair value is less than amortized cost or cost, and the number of respective items in each category:

September 30, 2021	Less Than or Equal			Greater Than 20%			Greater Than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
Aging(a)		Unrealized			Unrealized			Unrealized			Unrealized
(dollars in millions)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss	Items(e)	Cost(c)	Loss(d)	Items(e)
Investment grade
bonds
0-6 months	$31,503	$502	5,432	$10	$3	3	$-	$-	-	$31,513	$505	5,435
7-11 months	13,442	561	2,299	5	1	2	-	-	1	13,447	562	2,302
12 months or more	5,575	280	752	197	47	23	1	1	2	5,773	328	777
Total	$50,520	$1,343	8,483	$212	$51	28	$1	$1	3	$50,733	$1,395	8,514
Below investment
grade bonds
0-6 months	$3,552	$59	1,812	$10	$3	8	$31	$31	12	$3,593	$93	1,832
7-11 months	1,129	36	479	3	1	4	1	1	-	1,133	38	483
12 months or more	3,100	122	755	374	100	51	21	17	17	3,495	239	823
Total	$7,781	$217	3,046	$387	$104	63	$53	$49	29	$8,221	$370	3,138
Total bonds
0-6 months	$35,055	$561	7,244	$20	$6	11	$31	$31	12	$35,106	$598	7,267
7-11 months	14,571	597	2,778	8	2	6	1	1	1	14,580	600	2,785
12 months or more	8,675	402	1,507	571	147	74	22	18	19	9,268	567	1,600
Total(e)	$58,301	$1,560	11,529	$599	$155	91	$54	$50	32	$58,954	$1,765	11,652

(a) Represents the number of consecutive months that fair value has been less than cost by any amount.

(b) Represents the percentage by which fair value is less than cost at September 30, 2021.

(c) For bonds, represents amortized cost net of allowance.

(d) The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e) Item count is by CUSIP by subsidiary.

The allowance for credit losses was $2 million for investment grade bonds and $64 million for below investment grade bonds as of September 30, 2021.

Change in Unrealized Gains and Losses on Investments

The change in net unrealized gains and losses on investments in the three- and nine-month periods ended September 30, 2021 was primarily attributable to movements in interest rates and spreads. There was a rise in rates and widening spreads in the three-month period ended September 30, 2021 that resulted in unrealized losses of approximately $2.1 billion on fixed maturity securities. For the nine-month period ended September 30, 2021, net unrealized losses related to fixed maturity securities were $7.9 billion due primarily to an increase in interest rates.

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

142 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Investments

Commercial Mortgage Loans

At September 30, 2021, we had direct commercial mortgage loan exposure of $35.9 billion.

The following table presents the commercial mortgage loan exposure by location and class of loan based on amortized cost:

	Number								Percent
	of	Class							of
(dollars in millions)	Loans	Apartments	Offices	Retail	Industrial	Hotel	Others	Total	Total
September 30, 2021
State:
New York	99	$2,188	$4,865	$441	$441	$103	$-	$8,038	22%
California	63	820	1,324	241	557	768	32	3,742	10
New Jersey	47	1,933	30	425	108	11	33	2,540	7
Texas	50	568	1,139	167	174	143	-	2,191	6
Florida	59	409	152	388	214	217	-	1,380	4
Massachusetts	11	532	196	541	24	-	-	1,293	5
Illinois	22	556	602	10	17	-	21	1,206	3
Pennsylvania	22	78	144	480	76	25	-	803	2
Washington D.C.	13	510	212	-	-	18	-	740	2
Ohio	23	168	10	177	257	-	-	612	2
Other states	162	1,996	604	1,104	665	331	-	4,700	13
Foreign	89	4,326	1,349	1,002	1,241	452	365	8,735	24
Total*	660	$14,084	$10,627	$4,976	$3,774	$2,068	$451	$35,980	100%
December 31, 2020
State:
New York	107	$2,624	$5,237	$465	$393	$102	$-	$8,821	24%
California	66	842	1,343	247	532	775	32	3,771	10
New Jersey	47	1,756	31	420	92	12	33	2,344	6
Texas	51	605	1,165	170	100	144	-	2,184	6
Florida	69	421	153	497	216	217	-	1,504	4
Massachusetts	12	536	227	551	25	-	-	1,339	4
Illinois	20	504	574	10	18	-	22	1,128	3
Washington, D.C.	13	465	213	-	-	19	-	697	2
Pennsylvania	21	79	17	489	76	25	-	686	2
Ohio	23	170	10	183	261	-	-	624	2
Other states	187	1,992	722	1,192	731	399	-	5,036	14
Foreign	84	3,975	1,020	1,025	1,322	575	373	8,290	23
Total*	700	$13,969	$10,712	$5,249	$3,766	$2,268	$460	$36,424	100%

* Does not reflect allowance for credit losses.

For additional discussion on commercial mortgage loans see Note 7 to the Consolidated Financial Statements in the 2020 Annual Report.

AIG | Third Quarter 2021 Form 10-Q 143

ITEM 2 | Investments

Net Realized Gains and Losses

The following table presents the components of Net realized gains (losses):

Three Months Ended September 30,	2021			2020
	Excluding	Fortitude Re		Excluding	Fortitude Re
	Fortitude Re	Funds		Fortitude Re	Funds
	Funds	Withheld		Funds	Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total
Sales of fixed maturity securities	$66	$159	$225	$28	$147	$175
Intent to sell	-	-	-	-	-	-
Change in allowance for credit losses on fixed maturity
securities	3	1	4	(77)	(4)	(81)
Change in allowance for credit losses on loans	22	3	25	(13)	2	(11)
Foreign exchange transactions	(127)	(9)	(136)	250	7	257
Variable annuity embedded derivatives, net of related
hedges	(39)	-	(39)	(148)	-	(148)
All other derivatives and hedge accounting	317	(15)	302	(626)	(120)	(746)
Other*	437	51	488	88	-	88
Net realized gains (losses) – excluding Fortitude Re
funds withheld embedded derivative	679	190	869	(498)	32	(466)
Net realized losses on Fortitude Re
funds withheld embedded derivative	-	(209)	(209)	-	(656)	(656)
Net realized gains (losses)	$679	$(19)	$660	$(498)	$(624)	$(1,122)
Nine Months Ended September 30,	2021			2020
	Excluding	Fortitude Re		Excluding	Fortitude Re
	Fortitude Re	Funds		Fortitude Re	Funds
	Funds	Withheld		Funds	Withheld
(in millions)	Withheld Assets	Assets	Total	Withheld Assets	Assets	Total
Sales of fixed maturity securities	$200	$549	$749	$269	$269	$538
Intent to sell	-	-	-	(3)	-	(3)
Change in allowance for credit losses on fixed maturity
securities	64	7	71	(299)	(11)	(310)
Change in allowance for credit losses on loans	130	6	136	(73)	6	(67)
Foreign exchange transactions	(37)	(6)	(43)	40	10	50
Variable annuity embedded derivatives, net of related
hedges	(3)	-	(3)	1,034	-	1,034
All other derivatives and hedge accounting	332	(72)	260	365	(146)	219
Other*	645	52	697	97	-	97
Net realized gains – excluding Fortitude Re
funds withheld embedded derivative	1,331	536	1,867	1,430	128	1,558
Net realized gains (losses) on Fortitude Re
funds withheld embedded derivative	-	117	117	-	(1,493)	(1,493)
Net realized gains (losses)	$1,331	$653	$1,984	$1,430	$(1,365)	$65

* In the three- and nine-month periods ended September 30, 2021, primarily includes gains from sale of global real estate investments of $292 million and $341 million, respectively, and gains from affordable housing partnerships of $80 million and $210 million, respectively.

Net realized gains excluding Fortitude Re funds withheld assets in the three-month period ended September 30, 2021 were driven primarily by gains on other derivative and hedge activity and gains on real estate and other assets compared to net realized losses excluding Fortitude Re funds withheld assets in the same period in the prior year which were primarily the result of derivative losses. Lower net realized gains excluding Fortitude Re funds withheld assets in the nine-month period ended September 30, 2021 compared to the same period in the prior year were primarily due to lower derivatives gains, which more than offset higher gains on sales of real estate and other assets.

Variable annuity embedded derivatives, net of related hedges, reflected lower losses in the three-month period ended September 30, 2021 and lower gains in the nine-month period ended September 30, 2021 compared to the same periods in the prior year. Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities due to the non-performance or “own credit” risk adjustment used in the valuation of the variable annuities with GMWB embedded derivative, which are not hedged as part of our economic hedging program, and other risk margins used for valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio.
144 AIG | Third Quarter 2021 Form 10-Q

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

Insurance Reserves

Liability for unpaid losses and loss adjustment expenses (Loss Reserves)

The following table presents the components of our gross and net loss reserves by segment and major lines of business(a):

	September 30, 2021			December 31, 2020
	Net liability for	Reinsurance	Gross liability	Net liability for	Reinsurance	Gross liability
	unpaid losses	recoverable on	for unpaid	unpaid losses	recoverable on	for unpaid
	and loss	unpaid losses and	losses and	and loss	unpaid losses and	losses and
	adjustment	loss adjustment	loss adjustment	adjustment	loss adjustment	loss adjustment
(in millions)	expenses	expenses	expenses	expenses	expenses	expenses
General Insurance:
U.S. Workers' Compensation (net of discount)	$3,731	$5,188	$8,919	$3,905	$5,653	$9,558
U.S. Excess Casualty	3,705	4,380	8,085	3,746	4,584	8,330
U.S. Other Casualty	3,741	4,277	8,018	3,520	4,568	8,088
U.S. Financial Lines	5,295	1,975	7,270	4,838	2,193	7,031
U.S. Property and Special Risks	7,016	2,809	9,825	6,181	2,571	8,752
U.S. Personal Insurance	950	2,050	3,000	1,116	1,626	2,742
UK/Europe Casualty and Financial Lines	7,220	1,609	8,829	6,826	1,225	8,051
UK/Europe Property and Special Risks	2,764	1,483	4,247	2,679	1,215	3,894
UK/Europe and Japan Personal Insurance	2,082	616	2,698	2,219	505	2,724
Other product lines(b)	5,965	5,492	11,457	6,202	5,410	11,612
Unallocated loss adjustment expenses(b)	1,468	1,028	2,496	1,526	1,106	2,632
Total General Insurance	43,937	30,907	74,844	42,758	30,656	73,414
Other Operations Run-Off:
U.S. Run-Off Long Tail Insurance Lines
(net of discount)	200	3,418	3,618	205	3,500	3,705
Other run-off product lines	265	59	324	210	60	270
Blackboard	219	128	347	88	101	189
Unallocated loss adjustment expenses	27	114	141	28	114	142
Total Other Operations Run-Off	711	3,719	4,430	531	3,775	4,306

Total	$44,648	$34,626	$79,274	$43,289	$34,431	$77,720

(a) Includes net loss reserve discount of $741 million and $725 million as of September 30, 2021 and December 31, 2020, respectively. For discussion of loss reserve discount see Note 10 to the Condensed Consolidated Financial Statements.

(b) Other product lines and Unallocated loss adjustment expenses includes $3.5 billion and $3.8 billion within Gross liability for unpaid losses and loss adjustment expense and Reinsurance recoverable on unpaid losses and loss adjustment expense as of September 30, 2021 and December 31, 2020, respectively, for the Fortitude Re reinsurance.

AIG | Third Quarter 2021 Form 10-Q 145

ITEM 2 | Insurance Reserves

Prior Year Development

The following table summarizes incurred (favorable) unfavorable prior year development net of reinsurance by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
General Insurance:
North America*	$(49)	$(150)	$(165)	$(208)
International	(1)	163	8	87
Total General Insurance	$(50)	$13	$(157)	$(121)
Other Operations Run-Off	-	-	84	(2)
Total prior year (favorable) unfavorable development	$(50)	$13	$(73)	$(123)

* Includes the amortization attributed to the deferred gain at inception from the National Indemnity Company (NICO) adverse development reinsurance agreement of $47 million and $53 million for the three-month periods ended September 30, 2021 and 2020, respectively, and $148 million and $159 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Consistent with our definition of APTI, the amount excludes the portion of (favorable)/unfavorable prior year reserve development for which we have ceded the risk under the NICO reinsurance agreements of $(150) million and $(46) million for the three-month periods ended September 30, 2021 and 2020, respectively, and $(241) million and $(42) million for the nine-month periods ended September 30, 2021 and 2020, respectively. Also excludes the related changes in amortization of the deferred gain, which were $(34) million and $(17) million for the three-month periods ended September 30, 2021 and 2020, respectively, and $(41) million and $28 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

Net Loss Development

In the three-month period ended September 30, 2021, we recognized favorable prior year loss reserve development of $50 million. The key components of this development were:

North America

• Strong favorable development in Personal Insurance, primarily attributable to subrogation recovery related to the 2017 and 2018 California wildfires partially offset by the impact of dropping below the attachment point of our 2018 catastrophe aggregate treaty, which also adversely impacted our U.S. Property and Special Risk Commercial Lines.

• Favorable development on U.S. Workers Compensation and Other short-tailed commercial lines reflecting lower frequency and severity in recent calendar years.

• Amortization benefit of $47 million related to the deferred gain on the adverse development cover.

• Reserve strengthening within U.S. Financial Lines, reflecting higher severity of claims in Directors & Officers, principally from accident years 2018 and prior.

International

• Favorable development on short-tailed International Commercial Lines and Personal Insurance, reflecting lower frequency and severity of claims.

• Reserve strengthening on International Financial Lines, reflecting higher severity of claims, the majority of which is from accident years 2018 and prior.

In the nine-month period ended September 30, 2021, we recognized favorable prior year loss reserve development of $73 million. The key components of this development were:

North America

• Strong favorable development in Personal Insurance, primarily attributable to subrogation recovery related to the 2017 and 2018 California wildfires partially offset by the impact of dropping below the attachment point of our 2018 catastrophe aggregate treaty, which also adversely impacted our U.S. Property and Special Risk Commercial Lines.

• Favorable development on U.S. Workers Compensation and Other short-tailed commercial lines reflecting lower frequency and severity in recent calendar years.

• Amortization benefit of $148 million related to the deferred gain on the adverse development cover.

• Reserve strengthening within U.S. Financial Lines, reflecting higher severity of claims in Directors & Officers, principally from accident years 2018 and prior.

146 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Insurance Reserves

International

• Favorable development on short-tailed International Commercial Lines and Personal Insurance, reflecting lower frequency and severity of claims.

• Reserve strengthening on International Financial Lines, reflecting higher severity of claims, the majority of which is from accident years 2018 and prior.

Other Operations

• Unfavorable development primarily attributed to the Blackboard insurance portfolio due to increased severity on reported claims.

In the three-month period ended September 30, 2020, we recognized unfavorable prior year loss reserve development of $13 million. The key components of this development were:

North America

• Favorable development on U.S. Workers Compensation and U.S. Property and Special Risks due to lower emergence on Workers Compensation and lower severity in Property and Special Risks.

• Amortization benefit of $53 million related to the deferred gain on the adverse development cover.

• Reserve strengthening in U.S. Financial Lines driven by increased frequency of class actions and overall severity.

International

• Favorable development in International Property and Special Risks and International Personal Insurance due to lower severity and frequency in personal lines.

• Reserve strengthening in Financial Lines and Casualty, largely in UK/Europe, due to increased severity of claims.

In the nine-month period ended September 30, 2020, we recognized favorable prior year loss reserve development of $123 million. The key components of this development were:

North America

• Favorable development on U.S. Workers Compensation and U.S. Other Casualty, driven by lower emergence across the recent diagonals on Workers Compensation and lower frequency in primary casualty.

• Amortization benefit of $159 million related to the deferred gain on the adverse development cover.

• Reserve strengthening in U.S. Financial Lines and in U.S. Personal Insurance, due to increased frequency of class actions and overall severity.

International

• Favorable development in International Property and Special Risks and International Personal Insurance due to lower severity and lower frequency for personal lines.

• Reserve strengthening in Financial Lines and Casualty, largely in UK/Europe, due to increased severity of clams.

AIG | Third Quarter 2021 Form 10-Q 147

ITEM 2 | Insurance Reserves

The following tables summarize incurred (favorable) unfavorable prior year development net of reinsurance, by segment and major lines of business, and by accident year groupings:

Three Months Ended September 30, 2021
(in millions)	Total	2020	2019 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(211)	$(27)	$(184)
U.S. Excess Casualty	19	6	13
U.S. Other Casualty	31	65	(34)
U.S. Financial Lines	466	(4)	470
U.S. Property and Special Risks	136	(25)	161
U.S. Personal Insurance	(380)	(33)	(347)
Other Product Lines	(110)	(40)	(70)
Total General Insurance North America	$(49)	$(58)	$9
General Insurance International:
UK/Europe Casualty and Financial Lines	$175	$62	$113
UK/Europe Property and Special Risks	(69)	(47)	(22)
UK/Europe and Japan Personal Insurance	(158)	(141)	(17)
Other product lines	51	(5)	56
Total General Insurance International	$(1)	$(131)	$130
Other Operations Run-Off	-	-	-
Total Prior Year (Favorable) Unfavorable Development	$(50)	$(189)	$139

Three Months Ended September 30, 2020
(in millions)	Total	2019	2018 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(186)	$(12)	$(174)
U.S. Excess Casualty	17	-	17
U.S. Other Casualty	(10)	-	(10)
U.S. Financial Lines	69	43	26
U.S. Property and Special Risks	(64)	(20)	(44)
U.S. Personal Insurance	11	27	(16)
Other Product Lines	13	4	9
Total General Insurance North America	$(150)	$42	$(192)
General Insurance International:
UK/Europe Casualty and Financial Lines	$244	$30	$214
UK/Europe Property and Special Risks	(114)	(64)	(50)
UK/Europe and Japan Personal Insurance	(44)	(23)	(21)
Other product lines	77	22	55
Total General Insurance International	$163	$(35)	$198
Other Operations Run-Off	-	-	-
Total Prior Year (Favorable) Unfavorable Development	$13	$7	$6

148 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Insurance Reserves

Nine Months Ended September 30, 2021
(in millions)	Total	2020	2019 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(316)	$(14)	$(302)
U.S. Excess Casualty	(5)	6	(11)
U.S. Other Casualty	32	63	(31)
U.S. Financial Lines	487	(4)	491
U.S. Property and Special Risks	156	(34)	190
U.S. Personal Insurance	(402)	(42)	(360)
Other Product Lines	(117)	(46)	(71)
Total General Insurance North America	$(165)	$(71)	$(94)
General Insurance International:
UK/Europe Casualty and Financial Lines	$183	$61	$122
UK/Europe Property and Special Risks	(79)	(48)	(31)
UK/Europe and Japan Personal Insurance	(162)	(145)	(17)
Other product lines	66	13	53
Total General Insurance International	$8	$(119)	$127
Other Operations Run-Off	84	33	51
Total Prior Year (Favorable) Unfavorable Development	$(73)	$(157)	$84

Nine Months Ended September 30, 2020
(in millions)	Total	2019	2018 & Prior
General Insurance North America:
U.S. Workers' Compensation	$(242)	$10	$(252)
U.S. Excess Casualty	(9)	-	(9)
U.S. Other Casualty	(56)	(20)	(36)
U.S. Financial Lines	54	43	11
U.S. Property and Special Risks	(6)	(19)	13
U.S. Personal Insurance	57	75	(18)
Other Product Lines	(6)	(20)	14
Total General Insurance North America	$(208)	$69	$(277)
General Insurance International:
UK/Europe Casualty and Financial Lines	$244	$30	$214
UK/Europe Property and Special Risks	(145)	(85)	(60)
UK/Europe and Japan Personal Insurance	(44)	(20)	(24)
Other product lines	32	32	-
Total General Insurance International	$87	$(43)	$130
Other Operations Run-Off	(2)	(2)	-
Total Prior Year (Favorable) Unfavorable Development	$(123)	$24	$(147)

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

AIG | Third Quarter 2021 Form 10-Q 149

ITEM 2 | Insurance Reserves

The table below shows the calculation of the deferred gain on the adverse development reinsurance agreement as of September 30, 2021 and as of December 31, 2020, showing the effect of discounting of loss reserves and amortization of the deferred gain.

	September 30,	December 31,
(in millions)	2021	2020
Gross Covered Losses
Covered reserves before discount	$14,919	$16,534
Inception to date losses paid	26,512	25,198
Attachment point	(25,000)	(25,000)
Covered losses above attachment point	$16,431	$16,732

Deferred Gain Development
Covered losses above attachment ceded to NICO (80%)	$13,145	$13,386
Consideration paid including interest	(10,188)	(10,188)
Pre-tax deferred gain before discount and amortization	2,957	3,198
Discount on ceded losses(a)	(833)	(911)
Pre-tax deferred gain before amortization	2,124	2,287
Inception to date amortization of deferred gain at inception	(1,052)	(904)
Inception to date amortization attributed to changes in deferred gain(b)	(22)	(86)
Deferred gain liability reflected in AIG's balance sheet	$1,050	$1,297

(a) For the period from inception to September 30, 2021, the accretion of discount and a reduction in effective interest rates was offset by changes in estimates of the amount and timing of future recoveries under the adverse development reinsurance agreement.

(b) Excluded from our definition of APTI.

The following table presents the rollforward of activity in the deferred gain from the adverse development reinsurance agreement:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of year, net of discount	$1,186	$1,311	$1,297	$1,381
(Favorable) unfavorable prior year reserve development ceded to NICO(a)	(150)	(46)	(241)	(42)
Amortization attributed to deferred gain at inception(b)	(47)	(53)	(148)	(159)
Amortization attributed to changes in deferred gain(c)	39	24	64	(2)
Changes in discount on ceded loss reserves	22	20	78	78
Balance at end of period, net of discount	$1,050	$1,256	$1,050	$1,256

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

Fortitude Re was established during the first quarter of 2018 in a series of reinsurance transactions related to our Run-Off operations. Those reinsurance transactions were designed to consolidate most of our Insurance Run-Off Lines into a single legal entity. As of September 30, 2021, approximately $29.9 billion of reserves from our Life and Retirement Run-Off Lines and approximately $3.8 billion of reserves from our General Insurance Run-Off Lines related to business written by multiple wholly-owned AIG subsidiaries, had been ceded to Fortitude Re under these reinsurance transactions.

Of the Fortitude Re reinsurance agreements, the largest is the Amended and Restated Combination Coinsurance and Modified Coinsurance Agreement by and between our subsidiary AGL and Fortitude Re. Under this treaty, approximately $22.7 billion of AGL reserves as of September 30, 2021 were ceded to Fortitude Re representing a mix of life and annuity risks. Fortitude Re provides 100 percent reinsurance of the ceded risks. AGL continues to administer the policies, including handling claims, although it is anticipated that much of the administration will move to a Fortitude Re administrative subsidiary over time, subject to regulatory approvals being obtained and the satisfaction of other conditions. Until such time, Fortitude Re has certain rights to consult on and participate in such administration, and AGL retains the risk of collection of any third party reinsurance covering the ceded business. At effectiveness of the treaty, an amount equal to the aggregate ceded reserves was deposited by AGL into a modified coinsurance account of AGL to

150 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Insurance Reserves

secure the obligations of Fortitude Re. Fortitude Re receives or makes quarterly payments that represent the net gain or loss under the treaty for the relevant quarter, including any net investment gain or loss on the assets in the modified coinsurance account. An AIG affiliate will serve as portfolio manager of assets in the modified coinsurance account for a minimum of three years after the June 2, 2020 closing of the Majority Interest Fortitude Sale.

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

Investment-Oriented Products

The life insurance companies review and update estimated gross profit assumptions used to amortize DAC and related items (which may include VOBA, SIA and unearned revenue reserves) as well as assessments used to accrue guaranteed benefit reserves at least annually. Estimated gross profit projections include assumptions for investment-related returns and spreads (including investment expenses), product-related fees and expenses, mortality gains and losses, policyholder behavior and other factors. In estimating future gross profits, lapse assumptions require judgment and can have a material impact on DAC amortization. If the assumptions used for estimated gross profits change significantly, DAC and related reserves are recalculated using the new projections, and any resulting adjustment is included in income. Updating such projections may result in acceleration of amortization in some products and deceleration of amortization in other products.

The life insurance companies also review assumptions related to their respective GMWB living benefits that are accounted for as embedded derivatives and measured at fair value. The fair value of these embedded derivatives is based on actuarial assumptions, including policyholder behavior, as well as capital market assumptions.

Various assumptions were updated, including the following effective September 30, 2021:

• The reversion to the mean rates of return (gross of fees) were decreased to 1.04 percent from 3.12 percent for the variable annuity product line in Individual Retirement and to (0.62) percent from 2.87 percent for the variable annuity product line in Group Retirement primarily due to recent equity market movements. Since the Group Retirement reversion to the mean rate of return had become and had remained less than zero percent, the rate was unlocked and reset to 3.59%, which increased the DAC and Sales Inducement balances by a total of $77.9 million and decreased reserve balances by $6.1 million, increasing pre-tax income by a total of $84.0 million. The separate account long-term asset growth rate assumption related to equity market performance remained unchanged at 7.0 percent; and

• Ultimate projected yields on the vast majority of our invested assets were lowered on life and annuity deposits. Life deposit projected yields decreased up to 42 basis points while annuity insurance deposits saw decreases of up to 52 basis points. Projected yields are graded from a weighted average net GAAP book yield of existing assets supporting the business based on the value of the assets to a weighted average yield based on the duration of the assets excluding assets that mature during the grading period. The grading period is three years for deferred annuity products and five years for life insurance products due to deferred annuities generally having a shorter duration than life products.

Traditional long-duration products

For long-duration traditional products, which include whole life insurance, term life insurance, accident and health insurance, long-term care insurance, and life-contingent single premium immediate annuities and structured settlements, a “lock-in” principle applies. The assumptions used to calculate the benefit liabilities and DAC are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. A loss recognition event occurs when current liabilities together with expected future premiums are not sufficient to provide for all future benefits, expenses, and DAC amortization, net of reinsurance. A loss recognition event is driven by observed changes in actual experience or estimates differing significantly from “locked-in” assumptions. Underlying assumptions, including interest rates, are reviewed periodically and updated as appropriate for loss recognition testing purposes. As it relates to business ceded to Fortitude Re, as our accounting policy is to include reinsurance balances when performing loss recognition testing and as there will be no future profits recognized on this business, we will not incur any future loss recognition events related to business ceded to Fortitude Re, absent any decisions by us to recapture the business.

AIG | Third Quarter 2021 Form 10-Q 151

ITEM 2 | Insurance Reserves

The net increases (decreases) to pre-tax income and adjusted pre-tax income as a result of the update of actuarial assumptions for the three- and nine-month periods ended September 30, 2021 and 2020 are shown in the following tables.

The following table presents the decrease in pre-tax income resulting from the update of actuarial assumptions in the life insurance companies, by line item as reported in Results of Operations:

Nine Months Ended September 30,
(in millions)	2021	2020
Premiums	$(41)	$-
Policy fees	(74)	(106)
Interest credited to policyholder account balances	(50)	(6)
Amortization of deferred policy acquisition costs	(139)	225
Non deferrable insurance commissions	-	15
Policyholder benefits and losses incurred	138	(235)
Decrease in adjusted pre-tax income	(166)	(107)
Change in DAC related to net realized gains and losses	57	(44)
Net realized gains (losses)	(100)	142
Decrease in pre-tax income	$(209)	$(9)

The following table presents the increase (decrease) in adjusted pre-tax income resulting from the update of actuarial assumptions for the life insurance companies, by segment and product line:

Nine Months Ended September 30,
(in millions)	2021	2020
Life and Retirement:
Individual Retirement
Fixed annuities	$(274)	$(77)
Variable and indexed annuities	4	2
Total Individual Retirement	(270)	(75)
Group Retirement	(2)	68
Life Insurance	106	(101)
Institutional Markets	-	1
Total decrease in adjusted pre-tax income from update of assumptions	$(166)	$(107)

For the period ended September 30, 2021, adjusted pre-tax income included a net unfavorable update of $166 million, primarily in fixed annuities driven by changes to earned rates causing spread compression partially offset by favorable updates to full surrender assumptions, and updates to the Life Insurance reserves for universal life with secondary guarantees and similar features (excluding base policy liabilities and embedded derivatives) model.

For the period ended September 30, 2020, adjusted pre-tax income included a net unfavorable impact of $107 million, primarily in fixed annuities driven by changes to earned rates causing spread compression partially offset by favorable updates to full surrender assumptions, and in Life Insurance primarily due to mortality modeling enhancements.

The updates related to the update of actuarial assumptions in each period are discussed by business segment below.

152 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Insurance Reserves

Update of Actuarial Assumptions by Business Segment

Individual Retirement

The update of actuarial assumptions resulted in a net unfavorable impact to adjusted pre-tax income of Individual Retirement of $270 million for the period ended September 30, 2021 compared to net unfavorable updates to adjusted pre-tax income of Individual Retirement of $75 million for the period ended September 30, 2020.

For the period ended September 30, 2021 for fixed annuities, the update of estimated gross profit assumptions resulted in a net unfavorable impact of $274 million which reflected lower projected investment earnings.

For the period ended September 30, 2020 for fixed annuities, the update of estimated gross profit assumptions resulted in a net unfavorable impact of $77 million which reflected lower projected investment earnings, partially offset by lower assumed lapses.

For the period ended September 30, 2021 for variable and index annuities, the update of estimated gross profit assumptions resulted in a net favorable impact of $4 million, driven by lower assumed lapses. These updates were largely offset by lower projected investment earnings.

For the period ended September 30, 2020 for variable and index annuities, the update of estimated gross profit assumptions resulted in a net favorable impact of $2 million, driven by updated withdrawal benefit utilization assumptions. These updates were partially offset by lower projected investment earnings.

Group Retirement

For the period ended September 30, 2021 for Group Retirement, the update of estimated gross profit assumptions resulted in a net unfavorable impact of $2 million, driven primarily in the variable annuities line by lower projected investment earnings, largely offset by updates to the reversion to the mean rates of return on separate account growth rates related to equity market performance.

For the period ended September 30, 2020 for Group Retirement, the update of estimated gross profit assumptions resulted in a favorable impact of $68 million, primarily in the variable annuities line from extending the DAC amortization projection period, partially offset by updates to expense and lapse assumptions. The DAC amortization projection period was extended to reflect business still in-force at the end of the previous projection period, resulting in an increase in modeled future profits and an increase in the current DAC balance.

Life Insurance

For the period ended September 30, 2021 for Life Insurance, the update of actuarial assumptions resulted in a net favorable impact of $106 million, primarily driven by updates to the reserves for universal life with secondary guarantees and similar features (excluding base policy liabilities and embedded derivatives), which was partially offset by lower projected investment earnings and model updates involving reinsurance.

For the period ended September 30, 2020 for the update of actuarial assumptions resulted in a net unfavorable impact of $101 million, primarily driven by updates to universal life mortality assumptions. The mortality updates better align the assumptions with experience and reduce future profits which increases the reserves for affected products. The unfavorable updates were partially offset by refinements to reserve modeling.

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

AIG | Third Quarter 2021 Form 10-Q 153

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

• Actual versus expected changes in the hedge target driven by assumptions not subject to hedging, particularly policyholder behavior; and

• Risk exposures that we have elected not to explicitly or fully hedge.

The following table presents a reconciliation between the fair value of the GAAP embedded derivatives and the value of our economic hedge target:

	September 30,	December 31,
(in millions)	2021	2020
Reconciliation of embedded derivatives and economic hedge target:
Embedded derivative liability	$2,551	$3,572
Exclude non-performance risk adjustment	(2,431)	(2,958)
Embedded derivative liability, excluding NPA	4,982	6,530
Adjustments for risk margins and differences in valuation	(2,122)	(2,502)
Economic hedge target liability	$2,860	$4,028

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

154 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Insurance Reserves

The following table presents the net increase (decrease) to consolidated pre-tax income (loss) from changes in the fair value of the GMWB embedded derivatives and related hedges, excluding related DAC amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Change in fair value of embedded derivatives, excluding update of actuarial
assumptions and NPA	$219	$1,207	$2,136	$(3,096)
Change in fair value of variable annuity hedging portfolio:
Fixed maturity securities*	12	13	43	31
Interest rate derivative contracts	(140)	(356)	(784)	1,873
Equity derivative contracts	12	(384)	(768)	109
Change in fair value of variable annuity hedging portfolio	(116)	(727)	(1,509)	2,013
Change in fair value of embedded derivatives excluding update of actuarial assumptions and
NPA, net of hedging portfolio	103	480	627	(1,083)
Change in fair value of embedded derivatives due to NPA spread	(43)	(519)	(136)	1,033
Change in fair value of embedded derivatives due to change in NPA volume	(27)	(290)	(391)	921
Change in fair value of embedded derivatives due to update of actuarial assumptions	(60)	194	(60)	194
Total change due to updated of actuarial assumptions and NPA	(130)	(615)	(587)	2,148
Net impact on pre-tax income (loss)	$(27)	$(135)	$40	$1,065

Impact to Consolidated Income Statement
Net investment income, net of related interest credited to policyholder account balances	$12	$13	$43	$31
Net realized gains (losses)	(39)	(148)	(3)	1,034
Net impact on pre-tax income (loss)	$(27)	$(135)	$40	$1,065

Net change in value of economic hedge target and related hedges
Net impact on economic gains (losses)	$58	$(270)	$135	$897

* The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income (loss) were losses of $23 million and $134 million for the three- and nine-month periods ended September 30, 2021, respectively, due to higher interest rates. The change in fair value of available-for-sale fixed maturity securities recognized as a component of other comprehensive income (loss) were gains of $10 million and $139 million for the three- and nine-month periods ended September 30, 2020, respectively, due to lower interest rates.

The net impact on pre-tax loss of $27 million from the GMWB embedded derivatives and related hedges in the three-month period ended September 30, 2021 was driven by losses from the review and update of actuarial assumptions, tightening of the NPA spreads, and impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments, offset by impact of higher interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio. The net impact on pre-tax income of $40 million from the GMWB embedded derivatives and related hedges in the nine-month period ended September 30, 2021 was driven by gains from higher equity markets, impact of higher interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio, offset by the tightening of NPA credit spreads, impact of higher interest rates that resulted in NPA volume losses from lower expected GMWB payments, and losses from the review and update of actuarial assumptions. The net impact on pre-tax loss of $135 million from the GMWB embedded derivatives and related hedges in the three-month period ended September 30, 2020 was driven by tightening of credit spreads on the economic hedge target and NPA spread, and NPA volume losses from lower expected GMWB payments, partially offset by gains from the review and update of actuarial assumptions, net of the hedging portfolio. The net impact on pre-tax income of $1.1 billion from the GMWB embedded derivatives and related hedges in the nine-month period ended September 30, 2020 was driven by the widening of credits spreads on the economic hedge target and the NPA, and impact of lower interest rates that resulted in NPA volume gains from higher expected GMWB payments, partially offset by the impact of lower interest rates on the change in the fair value of embedded derivatives excluding NPA, net of the hedging portfolio.

The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in the three- and nine-month periods ended September 30, 2021 reflected gains from increases in interest rates and equity markets. The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in the three-month period ended September 30, 2020 reflected gains from higher equity markets and interest rates. The change in the fair value of the GMWB embedded derivatives, excluding NPA and update of actuarial assumptions, in the nine-month period ended September 30, 2020 reflected losses from decreases in interest rates.

AIG | Third Quarter 2021 Form 10-Q 155

ITEM 2 | Insurance Reserves

Fair value gains or losses in the hedging portfolio are typically not fully offset by increases or decreases in liabilities on a GAAP basis, due to the NPA and other risk margins used for GAAP valuation that cause the embedded derivatives to be less sensitive to changes in market rates than the hedge portfolio. On an economic basis, the changes in the fair value of the hedge portfolio were partially offset by the changes in the economic hedge target, as discussed below. In the three- and nine-month periods ended September 30, 2021, we had a net mark to market gain of approximately $58 million and $135 million, respectively, from our hedging activities related to our economic hedge target primarily driven by higher equity markets, partially offset by losses from the review and update of actuarial assumptions. In the three-month period ended September 30, 2020, we estimated a net mark to market loss of approximately $270 million from our hedging activities related to our economic hedge target primarily driven by tightening credit spreads, partially offset by gains from the review and update of actuarial assumptions. In the nine-month period ended September 30, 2020, we estimated a net mark to market gain of approximately $897 million, from our hedging activities related to our economic hedge target primarily driven by widening credit spreads and gains from the review and update of actuarial assumptions.

Change in Economic Hedge Target

The decrease in the economic hedge target liability in the three- and nine-month periods ended September 30, 2021 was primarily driven by higher interest rates, partially offset by losses from the review and update of actuarial assumptions. The decrease in the economic hedge target liability in the three-month period ended September 30, 2020 was primarily due to higher interest rates, equity markets, and benefits from the review and update of assumptions, offset by tightening credit spreads. The increase in the economic hedge target liability in the nine-month period ended September 30, 2020 was primarily due to lower interest rates, offset by widening credit spreads and benefits from the review and update of assumptions.

Change in Fair Value of the Hedging Portfolio

The changes in the fair value of the economic hedge target and, to a lesser extent, the embedded derivative valuation under GAAP, were offset in part by the following changes in the fair value of the variable annuity hedging portfolio:

• Changes in the fair value of interest rate derivative contracts, which included swaps, swaptions and futures, resulted in losses driven by higher interest rates in the three- and nine-month periods ended September 30, 2021 compared to losses driven by higher interest rates in the three-month period ended September 30, 2020 and gains due to lower interest rates in the nine-month period ended September 30, 2020.

• Changes in the fair value of equity derivative contracts, which included futures and options, resulted in gains in the three-month period ended September 30, 2021 and losses in the nine-month period ended September 30, 2021 compared to losses in the three-month period ended September 30, 2020 and gains in the nine-month period ended September 30, 2020, which varied based on the relative change in equity market returns in the respective periods.

• Changes in the fair value of fixed maturity securities, primarily corporate bonds, are used as a capital-efficient way to economically hedge interest rate and credit spread-related risk. The change in the fair value of the corporate bond hedging program in the three-and nine-month periods ended September 30, 2021 reflected losses due to higher interest rates. The change in the fair value of the corporate bond hedging program in the three-month period ended September 30, 2020 reflected gains due to tightening credit spreads, offset by higher interest rates. The change in the fair value of the corporate bond hedging program in the nine-month period ended September 30, 2020 reflected gains due to decreases in interest rates, offset by widening credit spreads.

156 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Insurance Reserves

DAC

The following table summarizes the major components of the changes in DAC, including VOBA, within the Life and Retirement companies:

Nine Months Ended September 30,
(in millions)	2021	2020
Balance, beginning of year	$7,316	$8,119
Initial allowance upon the adoption of the current expected credit loss accounting standard	-	15
Acquisition costs deferred	788	676
Amortization expense:
Update of assumptions included in adjusted pre-tax income	(139)	225
Related to realized gains and losses	(56)	(197)
All other operating amortization	(636)	(624)
Increase (decrease) in DAC due to foreign exchange	(10)	(15)
Change related to unrealized depreciation (appreciation) of investments	706	(548)
Balance, end of period(a)	$7,969	$7,651

(a) DAC balance excluding the amount related to unrealized depreciation (appreciation) of investments was $10.4 billion and $10.2 billion at September 30, 2021 and 2020, respectively.

DAC and Reserves Related to Unrealized Appreciation of Investments

DAC and Reserves for universal life and investment-oriented products are adjusted at each balance sheet date to reflect the change in DAC, unearned revenue, and benefit reserves with an offset to Other comprehensive income (loss) (OCI) as if securities available for sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields (shadow Investment-Oriented Adjustments). Similarly, for long-duration traditional products, significant unrealized appreciation of investments in a sustained low interest rate environment may cause additional future policy benefit liabilities with an offset to OCI to be recorded.

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

Market conditions in the nine-month period ended September 30, 2021 drove a $6.6 billion decrease in the unrealized appreciation of fixed maturity securities held to support the Life and Retirement businesses at September 30, 2021 compared to December 31, 2020. At September 30, 2021, the shadow Investment-Oriented Adjustments reflected increases in amortized balances including DAC and unearned revenue reserves, while policyholder benefit liabilities including shadow loss recognition reserves decreased $861 million from December 31, 2020.

AIG | Third Quarter 2021 Form 10-Q 157

ITEM 2 | Insurance Reserves

Reserves

The following table presents a rollforward of insurance reserves by operating segments for Life and Retirement, including future policy benefits, policyholder contract deposits, other policyholder funds, and separate account liabilities, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Individual Retirement
Balance at beginning of period, gross	$152,459	$142,056	$148,837	$144,753
Premiums and deposits	3,257	2,702	10,608	7,612
Surrenders and withdrawals	(2,473)	(2,691)	(8,822)	(9,115)
Death and other contract benefits	(689)	(780)	(2,342)	(2,347)
Subtotal	152,554	141,287	148,281	140,903
Change in fair value of underlying assets and reserve accretion, net of policy fees	(564)	2,352	2,970	1,934
Cost of funds(a)	421	422	1,250	1,254
Other reserve changes	167	(106)	77	(136)
Less the sale of retail mutual fund assets	(7,009)	-	(7,009)	-
Balance at end of period	145,569	143,955	145,569	143,955
Reinsurance ceded	(311)	(316)	(311)	(316)
Total Individual Retirement insurance reserves and mutual fund assets	$145,258	$143,639	$145,258	$143,639
Group Retirement
Balance at beginning of period, gross	$116,942	$99,523	$110,651	$102,049
Premiums and deposits	1,831	1,772	5,904	5,297
Surrenders and withdrawals	(2,638)	(2,544)	(7,385)	(6,538)
Death and other contract benefits	(207)	(185)	(655)	(546)
Subtotal	115,928	98,566	108,515	100,262
Change in fair value of underlying assets and reserve accretion, net of policy fees	(619)	3,758	6,430	1,605
Cost of funds(a)	287	285	851	840
Other reserve changes	(57)	(49)	(257)	(147)
Balance at end of period	115,539	102,560	115,539	102,560
Total Group Retirement insurance reserves and mutual fund assets	$115,539	$102,560	$115,539	$102,560
Life Insurance
Balance at beginning of period, gross	$28,307	$27,686	$27,998	$27,397
Premiums and deposits	1,045	986	3,130	2,985
Surrenders and withdrawals	(113)	(88)	(373)	(355)
Death and other contract benefits	(136)	(114)	(447)	(415)
Subtotal	29,103	28,470	30,308	29,612
Change in fair value of underlying assets and reserve accretion, net of policy fees	(228)	(290)	(634)	(948)
Cost of funds(a)	88	94	265	280
Other reserve changes	(793)	(17)	(1,769)	(687)
Balance at end of period	28,170	28,257	28,170	28,257
Reinsurance ceded	(1,504)	(1,370)	(1,504)	(1,370)
Total Life Insurance reserves	$26,666	$26,887	$26,666	$26,887

158 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Insurance Reserves

Institutional Markets
Balance at beginning of period, gross	$27,999	$25,572	$27,342	$23,673
Premiums and deposits	994	1,448	2,715	3,559
Surrenders and withdrawals	(15)	(805)	(934)	(1,021)
Death and other contract benefits	(254)	(162)	(656)	(691)
Subtotal	28,724	26,053	28,467	25,520
Change in fair value of underlying assets and reserve accretion, net of policy fees	155	267	600	535
Cost of funds(a)	75	70	221	231
Other reserve changes	(8)	(42)	(342)	62
Balance at end of period	28,946	26,348	28,946	26,348
Reinsurance ceded	(45)	(46)	(45)	(46)
Total Institutional Markets reserves	$28,901	$26,302	$28,901	$26,302
Total insurance reserves and mutual fund assets
Balance at beginning of period, gross	$325,707	$294,837	$314,828	$297,872
Premiums and deposits	7,127	6,908	22,357	19,453
Surrenders and withdrawals	(5,239)	(6,128)	(17,514)	(17,029)
Death and other contract benefits	(1,286)	(1,241)	(4,100)	(3,999)
Subtotal	326,309	294,376	315,571	296,297
Change in fair value of underlying assets and reserve accretion, net of policy fees	(1,256)	6,087	9,366	3,126
Cost of funds(a)	871	871	2,587	2,605
Other reserve changes	(691)	(214)	(2,291)	(908)
Less the sale of retail mutual fund assets	(7,009)	-	(7,009)	-
Balance at end of period, excluding Fortitude Re reserves	318,224	301,120	318,224	301,120
Fortitude Re reserves(b)	27,833	28,703	27,833	28,703
Balance at end of period, including Fortitude Re reserves	346,057	329,823	346,057	329,823
Fortitude Re reinsurance ceded(b)	(27,833)	(28,703)	(27,833)	(28,703)
Reinsurance ceded	(1,860)	(1,732)	(1,860)	(1,732)
Total insurance reserves and mutual fund assets	$316,364	$299,388	$316,364	$299,388

(a) Excludes amortization of deferred sales inducements.

(b) Includes amounts related to policies where AIG has partially ceded to other reinsurers and Fortitude Re.

Insurance reserves, as well as Retail Mutual Funds and Group Retirement mutual fund assets under administration, were comprised of the following balances:

	September 30,	December 31,
(in millions)	2021	2020(b)
Future policy benefits	$55,573	$54,645
Policyholder contract deposits	156,842	154,669
Other policyholder funds(a)	883	957
Separate account liabilities	105,423	100,290
Total insurance reserves	318,721	310,561
Mutual fund assets	27,336	32,772
Total insurance reserves and mutual fund assets	$346,057	$343,333

(a) Excludes unearned revenue liability.

(b) Beginning in the quarter ended September 30, 2021, liabilities for certain universal life products were reclassified from Policyholder contract deposits to Future policy benefits for life and accident and health insurance contracts. Prior periods have been revised to conform to the current period presentation.

AIG | Third Quarter 2021 Form 10-Q 159

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

160 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES HIGHLIGHTS

Sources

Liquidity to AIG Parent from Subsidiaries

During the nine-month period ended September 30, 2021, our General Insurance companies distributed cash and fixed maturity securities of $1.2 billion, and our Life and Retirement companies distributed $2.3 billion of cash and $38 million of AIG Common Stock held by certain Life and Retirement companies to AIG Parent or applicable intermediate holding companies.

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

Uses

General Borrowings

During the nine-month period ended September 30, 2021, $3.3 billion of debt categorized as general borrowings matured, was repaid or redeemed as follows:

• Redeemed $1.5 billion aggregate principal amount of our 3.300% Notes Due 2021 for a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest.

• Repurchased, through cash tender offers, $262 million aggregate principal amount of certain notes and debentures issued or guaranteed by AIG for an aggregate purchase price of approximately $369 million.

• Redeemed $1.5 billion aggregate principal amount of our 4.875% Notes Due 2022 for a redemption price of 103.156 percent of the principal amount, plus accrued and unpaid interest.

We made interest payments on our general borrowings totaling $764 million during the nine-month period ended September 30, 2021. Of this amount, AIG Parent made interest payments on AIG Parent-issued debt instruments totaling $726 million during the nine-month period ended September 30, 2021.

Dividends

We paid a cash dividend of $365.625 per share on AIG’s Series A Preferred Stock during each of the first, second and third quarters of 2021 totaling $22 million.

We paid a cash dividend of $0.32 per share on AIG Common Stock during each of the first, second and third quarters of 2021 totaling $819 million.

Repurchases of Common Stock*

During the nine-month period ended September 30, 2021, AIG Parent repurchased approximately 32 million shares of AIG Common Stock, for an aggregate purchase price of approximately $1.7 billion. Approximately $92 million of these share repurchases were funded with proceeds received from warrant exercises that occurred prior to the expiration of warrants to purchase shares of AIG Common Stock on January 19, 2021.

IRS Tax Prepayment

In June 2021, AIG Parent made a prepayment of approximately $354 million to the U.S. Treasury in connection with certain settlement agreements described in Tax Matters below.

* Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from October 1, 2021 to November 4, 2021, we repurchased approximately $368 million of additional shares of AIG Common Stock. As of November 4, 2021, approximately $4.6 billion remained under our share repurchase authorization.

AIG | Third Quarter 2021 Form 10-Q 161

ITEM 2 | Liquidity and Capital Resources

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Condensed Consolidated Statements of Cash Flows:

Nine Months Ended September 30,
(in millions)	2021	2020
Sources:
Net cash provided by operating activities	$5,764	$609
Changes in policyholder contract balances	3,314	3,453
Issuance of long-term debt	79	4,166
Issuance of debt of consolidated investment entities	3,458	1,459
Net cash provided by other financing activities	-	425
Total sources	12,615	10,112
Uses:
Net cash used in investing activities	(2,924)	(5,221)
Repayments of long-term debt	(3,451)	(1,207)
Repayments of debt of consolidated investment entities	(3,210)	(2,042)
Purchase of common stock	(1,651)	(500)
Dividends paid on preferred stock	(22)	(22)
Dividends paid on common stock	(819)	(827)
Net cash used in other financing activities	(458)	-
Total uses	(12,535)	(9,819)
Effect of exchange rate changes on cash and restricted cash	(40)	27
Increase in cash and restricted cash	$40	$320

The following table presents a summary of AIG’s Condensed Consolidated Statements of Cash Flows:

(in millions)	2021	2020
Summary:
Net cash provided by operating activities	$5,764	$609
Net cash used in investing activities	(2,924)	(5,221)
Net cash provided by (used in) financing activities	(2,760)	4,905
Effect of exchange rate changes on cash and restricted cash	(40)	27
Net Increase in cash and restricted cash	40	320
Cash and restricted cash at beginning of year	3,230	3,287
Change in cash of held for sale assets	(436)	-
Cash and restricted cash at end of period	$2,834	$3,607

Operating Cash Flow Activities

Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of insurance companies to generate positive cash flow is affected by the frequency and severity of losses under their insurance policies, policy retention rates and operating expenses.

Interest payments totaled $781 million in the nine-month period ended September 30, 2021 compared to $829 million in the same period in the prior year. Excluding interest payments, AIG had operating cash inflows of $6.5 billion in the nine-month period ended September 30, 2021 compared to operating cash inflows of $1.4 billion in the same period in the prior year.

162 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Investing Cash Flow Activities

Net cash used in investing activities in the nine-month period ended September 30, 2021 was $2.9 billion compared to net cash used in investing activities of $5.2 billion in the same period in the prior year. Net cash used in investing activities in 2020 included $2.2 billion of net cash proceeds from the sale of Fortitude Holdings.

Financing Cash Flow Activities

Net cash used in financing activities in the nine-month period ended September 30, 2021 reflected:

• approximately $819 million in the aggregate to pay a dividend of $0.32 per share on AIG Common Stock in each of the first, second and third quarters of 2021;

• approximately $22 million in the aggregate to pay a dividend of $365.625 per share on AIG’s Series A Preferred Stock in each of the first, second and third quarters of 2021;

• approximately $1,651 million in the aggregate to repurchase approximately 32 million shares of AIG Common Stock;

• approximately $3.4 billion in net outflows from the issuance and repayment of long-term debt; and

• approximately $248 million in net inflows from the issuance and repayment of debt of consolidated investment entities.

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

• approximately $3.0 billion in net inflows from the issuance and repayment of long-term debt; and

• approximately $583 million in net outflows from the issuance and repayment of debt of consolidated investment entities.

Liquidity and Capital Resources of AIG Parent and Subsidiaries

AIG Parent

As of September 30, 2021, AIG Parent had approximately $9.8 billion in liquidity sources. AIG Parent’s liquidity sources are primarily held in the form of cash, short-term investments and publicly traded, investment grade rated fixed maturity securities and also include a committed, revolving syndicated credit facility. Fixed maturity securities primarily include U.S. government and government sponsored entity securities, U.S. agency mortgage-backed securities, corporate and municipal bonds and certain other highly rated securities. AIG Parent actively manages its assets and liabilities in terms of products, counterparties and duration. Based upon an assessment of funding needs, the liquidity sources can be readily monetized through sales or repurchase agreements or contributed as admitted assets to regulated insurance companies. AIG Parent liquidity is monitored through the use of various internal liquidity risk measures. AIG Parent’s primary sources of liquidity are dividends, distributions, loans and other payments from subsidiaries and credit facilities. AIG Parent’s primary uses of liquidity are for debt service, capital and liability management, and operating expenses.

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

AIG | Third Quarter 2021 Form 10-Q 163

ITEM 2 | Liquidity and Capital Resources

The following table presents AIG Parent's liquidity sources:

	As of	As of
(in millions)	September 30, 2021	December 31, 2020
Cash and short-term investments(a)	$1,813	$6,762
Unencumbered fixed maturity securities(b)	3,503	3,711
Total AIG Parent liquidity	5,316	10,473
Available capacity under committed, syndicated credit facility(c)	4,500	4,500
Total AIG Parent liquidity sources	$9,816	$14,973

(a) Cash and short-term investments include agreements in which securities are purchased by us under agreements to resell totaling $984 million and $5.4 billion as of September 30, 2021 and December 31, 2020, respectively.

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

Certain of our U.S. insurance companies are members of the FHLBs in their respective districts. Borrowings from FHLBs are used to supplement liquidity or for other uses deemed appropriate by management. Our U.S. General Insurance companies had no outstanding borrowings from FHLBs at both September 30, 2021 and December 31, 2020. Our U.S. Life and Retirement companies had $3.6 billion which were due to FHLBs in their respective districts at both September 30, 2021 and December 31, 2020, under funding agreements issued through our Individual Retirement, Group Retirement and Institutional Markets operating segments, which were reported in Policyholder contract deposits. Proceeds from funding agreements are generally invested in fixed income securities and other investments intended to generate spread income. These investment contracts do not have mortality or morbidity risk and are similar to GICs. In addition, our U.S. Life and Retirement companies had no outstanding borrowings in the form of cash advances from FHLBs at both September 30, 2021 and December 31, 2020.

Certain of our U.S. Life and Retirement companies have programs, which began in 2012, that lend securities from their investment portfolio to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, these U.S. Life and Retirement companies lend securities to financial institutions and receive cash as collateral equal to 102 percent of the fair value of the loaned securities. Cash collateral received is invested in short-term investments or partially used for short-term liquidity purposes. Additionally, the aggregate amount of securities that a Life and Retirement company is able to lend under its program at any time is limited to five percent of its general account statutory-basis admitted assets. Our U.S. Life and Retirement companies had $3.3 billion and $3.4 billion of securities subject to these agreements at September 30, 2021 and December 31, 2020, respectively, and $3.4 billion and $3.5 billion of liabilities to borrowers for collateral received at September 30, 2021 and December 31, 2020, respectively.

164 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

AIG generally manages capital between AIG Parent and our insurance companies through internal, Board-approved policies and limits, as well as management standards. In addition, AIG Parent has unconditional capital maintenance agreements in place with certain subsidiaries. Nevertheless, regulatory and other legal restrictions could limit our ability to transfer capital freely, either to or from our subsidiaries.

AIG Parent and/or certain subsidiaries are parties to several letter of credit agreements with various financial institutions, which issue letters of credit from time to time in support of our insurance companies. These letters of credit are subject to reimbursement by AIG Parent and/or certain subsidiaries in the event of a drawdown by our insurance companies. Letters of credit issued in support of the General Insurance companies totaled approximately $4.0 billion at September 30, 2021. Letters of credit issued in support of the Life and Retirement companies totaled approximately $360 million at September 30, 2021.

In the nine-month period ended September 30, 2021, our General Insurance companies collectively paid to AIG Parent or applicable intermediate holding companies a total of approximately $1.1 billion in dividends in the form of cash and fixed maturity securities and $63 million in tax sharing payments in the form of cash. The fixed maturity securities primarily included U.S. treasuries and securities issued by other U.S. agencies.

In the nine-month period ended September 30, 2021, our Life and Retirement companies collectively paid to AIG Parent or applicable intermediate holding companies a total of approximately $987 million in dividends in the form of cash and AIG Common Stock and $1.3 billion in tax sharing payments in the form of cash.

Tax Matters

In October 2020, the Southern District of New York dismissed the case for the 1997 tax year related to the disallowance of foreign tax credits associated with cross border financing transactions based upon the settlement reached between AIG and the government. The settlement concluded our ongoing dispute related to the disallowance of foreign tax credits associated with cross border financing transactions for all years and as a result of the settlement, we will be required to make a payment to the U.S. Treasury. The amount we currently expect to pay based on settlement terms is approximately $0.3 billion, including obligations of AIG Parent and subsidiaries. This amount is net of payments previously made with respect to cross border financing transactions from tax years 1997 through 2006 and other matters related to 2006 and prior, including prepayments of approximately $548 million and $354 million that AIG made to the U.S. Treasury in June 2020 and June 2021, respectively. The amount also includes interest that will become due after review of the interest calculations and will reflect benefits from the application of interest netting which AIG has requested. While we continue to finalize the interest calculations with the IRS, AIG expects to make the remaining payment as early as the fourth quarter of 2021.

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

As of September 30, 2021, a total of $4.5 billion remains available under the Facility. Our ability to utilize the Facility is not contingent on our credit ratings. However, our ability to utilize the Facility is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the Facility. These include covenants relating to our maintenance of a specified total consolidated net worth and total consolidated debt to total consolidated capitalization. Failure to satisfy these and other requirements contained in the Facility would restrict our access to the Facility and could have a material adverse effect on our financial condition, results of operations and liquidity. We expect to utilize the Facility from time to time, and may use the proceeds for general corporate purposes.

Contractual Obligations

As of September 30, 2021, there have been no material changes in our contractual obligations from December 31, 2020, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Contractual Obligations in the 2020 Annual Report.

Off-Balance Sheet Arrangements and Commercial Commitments

As of September 30, 2021, there have been no material changes in our off-balance sheet arrangements and commercial commitments from December 31, 2020, a description of which may be found in Part II, Item 7. MD&A – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Commercial Commitments in the 2020 Annual Report.

AIG | Third Quarter 2021 Form 10-Q 165

ITEM 2 | Liquidity and Capital Resources

Arrangements with Variable Interest Entities

We enter into various arrangements with variable interest entities (VIEs) in the normal course of business, and we consolidate a VIE when we are the primary beneficiary of the entity.

For a further discussion of our involvement with VIEs see Note 8 to the Condensed Consolidated Financial Statements.

Debt

The following table provides the rollforward of AIG’s total debt outstanding:

	Balance at		Maturities	Effect of			Balance at
Nine Months Ended September 30, 2021	December 31,		and	Foreign	Other		September 30,
(in millions)	2020	Issuances	Repayments	Exchange	Changes		2021
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$23,068	$-	$(3,045)	$(124)	$32		$19,931
Junior subordinated debt	1,561	-	-	(11)	-		1,550
AIG Japan Holdings Kabushiki Kaisha	361	-	-	(19)	-		342
AIGLH notes and bonds payable	282	-	(82)	-	-		200
AIGLH junior subordinated debt	361	-	(134)	-	-		227
Validus notes and bonds payable	348	-	-	-	(4)		344
Total AIG general borrowings	25,981	-	(3,261)	(154)	28		22,594
AIG borrowings supported by assets:(a)
Series AIGFP matched notes and bonds payable	21	-	-	-	-		21
GIAs, at fair value	2,033	79	(199)	-	(17)	(b)	1,896
Notes and bonds payable, at fair value	64	-	(6)	-	10	(b)	68
Total AIG borrowings supported by assets	2,118	79	(205)	-	(7)		1,985
Total debt issued or guaranteed by AIG	28,099	79	(3,466)	(154)	21		24,579
Other subsidiaries' notes, bonds, loans and
mortgages payable - not guaranteed by AIG	4	-	(1)	-	-		3
Total long-term debt	28,103	79	(3,467)	(154)	21		24,582
Debt of consolidated investment entities - not
guaranteed by AIG(c)	9,431	3,458	(3,210)	(13)	(2,698)	(d)	6,968
Total debt	$37,534	$3,537	$(6,677)	$(167)	$(2,677)		$31,550

(a) AIG Parent guarantees all such debt, except for Series AIGFP matched notes and bonds payable, which are direct obligations of AIG Parent. Collateral posted to third parties were $1.4 billion at both September 30, 2021 and December 31, 2020. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

(b) Primarily represents adjustments to the fair value of debt.

(c) At September 30, 2021, includes debt of consolidated investment entities primarily related to real estate investments of $2.4 billion and other securitization vehicles of $4.5 billion. At December 31, 2020, includes debt of consolidated investment entities related to real estate investments of $3.1 billion, affordable housing partnership investments of $2.3 billion and other securitization vehicles of $4.0 billion.

(d) Includes the effect of consolidating previously unconsolidated partnership and reclassification of held for sale Affordable Housing debt to other liabilities.

TOTAL DEBT OUTSTANDING

(in millions)

166 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

Debt Maturities

The following table summarizes maturing long-term debt at September 30, 2021 of AIG for the next four quarters:

	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter
(in millions)	2021	2022	2022	2022	Total
AIG general borrowings	$-	$-	$-	$-	$-
AIG borrowings supported by assets	34	1	19	19	73
Other subsidiaries' notes, bonds, loans and mortgages payable	-	-	-	1	1
Total	$34	$1	$19	$20	$74

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable):

September 30, 2021		Remainder	Year Ending
(in millions)	Total	of 2021	2022	2023	2024	2025	2026	Thereafter
Debt issued or guaranteed by AIG:
AIG general borrowings:
Notes and bonds payable	$19,931	$-	$17	$1,626	$999	$2,751	$1,545	$12,993
Junior subordinated debt	1,550	-	-	-	-	-	-	1,550
AIG Japan Holdings Kabushiki Kaisha	342	-	-	224	-	118	-	-
AIGLH notes and bonds payable	200	-	-	-	-	101	-	99
AIGLH junior subordinated debt	227	-	-	-	-	-	-	227
Validus notes and bonds payable	344	-	-	-	-	-	-	344
Total AIG general borrowings	22,594	-	17	1,850	999	2,970	1,545	15,213
AIG borrowings supported by assets:
Series AIGFP matched notes and
bonds payable	21	-	-	-	-	-	-	21
GIAs, at fair value	1,896	34	51	125	147	581	103	855
Notes and bonds payable, at fair value	68	-	-	-	-	-	-	68
Total AIG borrowings supported by assets	1,985	34	51	125	147	581	103	944
Total debt issued or guaranteed by AIG	24,579	34	68	1,975	1,146	3,551	1,648	16,157
Debt not guaranteed by AIG:
Other subsidiaries notes, bonds, loans
and mortgages payable	3	-	2	1	-	-	-	-
Total debt not guaranteed by AIG	3	-	2	1	-	-	-	-
Total*	$24,582	$34	$70	$1,976	$1,146	$3,551	$1,648	$16,157

* Does not reflect $7.0 billion of notes issued by consolidated investment entities, for which recourse is limited to the assets of the respective investment entities and for which there is no recourse to the general credit of AIG.
AIG | Third Quarter 2021 Form 10-Q 167

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

For a discussion of the effects of downgrades in our credit ratings see Note 9 to the Condensed Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit – “A downgrade in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their retention of customers and in-force business and retaining customers and business, and a downgrade in our credit ratings could adversely affect our business, our results of operations or our liquidity” in the 2020 Annual Report.

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

168 AIG | Third Quarter 2021 Form 10-Q

ITEM 2 | Liquidity and Capital Resources

These financial strength ratings are current opinions of the rating agencies. They may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances.

For a discussion of the effects of downgrades in our financial strength ratings see Note 9 to the Condensed Consolidated Financial Statements and Part I, Item 1A. Risk Factors – Liquidity, Capital and Credit – “A downgrade in the Insurer Financial Strength ratings of our insurance or reinsurance companies could limit their retention of customers and in-force business and retaining customers and business, and a downgrade in our credit ratings could adversely affect our business, our results of operations or our liquidity” in the 2020 Annual Report.

Rating Agency Actions RELATED TO the ANNOUNCED SEPARATION OF LIFE AND RETIREMENT

On October 26, 2020, AIG announced its intention to separate its Life and Retirement business from AIG, and on July 14, 2021, AIG and Blackstone announced that they have reached a definitive agreement for Blackstone to acquire a 9.9 percent equity stake in AIG’s Life and Retirement business. In response to such announcements, the rating agencies in the tables above took the following actions:

• On October 27, 2020, A.M. Best issued a comment stating that its financial strength and issuer credit ratings on AIG and subsidiaries are unchanged as a result of the announcement. On October 7, 2021, A.M. Best affirmed all of the financial strength and issuer credit ratings of AIG and subsidiaries with stable outlooks.

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

Dividends

On February 16, 2021, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on March 30, 2021 to shareholders of record on March 16, 2021. On May 6, 2021, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on June 29, 2021 to shareholders of record on June 15, 2021. On August 5, 2021, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on September 30, 2021 to shareholders of record on September 16, 2021. On November 4, 2021, our Board of Directors declared a cash dividend on AIG Common Stock of $0.32 per share, payable on December 30, 2021 to shareholders of record on December 16, 2021.

On February 16, 2021, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on March 15, 2021 to holders of record on February 26, 2021. On May 6, 2021, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on June 15, 2021 to holders of record on May 31, 2021. On August 5, 2021, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on September 15, 2021 to holders of record on August 31, 2021. On November 4, 2021, our Board of Directors declared a cash dividend on AIG’s Series A Preferred Stock of $365.625 per share, payable on December 15, 2021 to holders of record on November 30, 2021.

The payment of any future dividends will be at the discretion of our Board of Directors and will depend on various factors, as discussed further in Note 12 to the Condensed Consolidated Financial Statements.

AIG | Third Quarter 2021 Form 10-Q 169

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

During the nine-month period ended September 30, 2021, AIG Parent repurchased approximately 32 million shares of AIG Common Stock for an aggregate purchase price of $1.7 billion, including approximately $6 million of shares purchased from certain Life and Retirement companies. Pursuant to an Exchange Act Rule 10b5-1 repurchase plan, from October 1, 2021 to November 4, 2021, we repurchased approximately $368 million of additional shares of AIG Common Stock. As of November 4, 2021, approximately $4.6 billion remained under the share repurchase authorization.

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

For a further discussion of AIG’s risk management program see Part II, Item 7. MD&A ─ Enterprise Risk Management in the 2020 Annual Report.

As of September 30, 2021, there have been no material changes in our economic exposure to market risk from December 31, 2020, a description of which may be found in Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2020 Annual Report. See Part I, Item 1A. Risk Factors in the 2020 Annual Report on how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

170 AIG | Third Quarter 2021 Form 10-Q

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

In particular, significant legislative and regulatory activity has occurred at both the U.S. federal and state levels, as well as globally, in response to COVID-19 and its impact on insurance consumers. For example, many jurisdictions have issued regulations and guidance advising or requiring insurers to offer accommodations to policyholders adversely impacted by COVID-19, including requirements to defer payment of, or refund, premiums, postpone policy lapses, and have sought information and data from insurers on a number of topics, including operational preparedness, policyholder data, claims data, and other matters. While some of these legislative and regulatory initiatives have expired, resurgence of the COVID-19 virus may lead to a renewal of these initiatives. We cannot predict what form any further legal and regulatory responses to concerns about COVID-19 and related public health issues will take, how long they will last or how such responses will impact our business. We continue to actively monitor these developments and to cooperate fully with all government and regulatory authorities as they develop their responses.

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

AIG | Third Quarter 2021 Form 10-Q 171

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

Book value per common share, excluding accumulated other comprehensive income (loss) (AOCI) adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets and deferred tax assets (DTA) (Adjusted book value per common share) is a non-GAAP measure and is used to show the amount of our net worth on a per-common share basis. Adjusted book value per common share is derived by dividing total AIG common shareholders’ equity, excluding AOCI adjusted for the cumulative unrealized gains and losses related to Fortitude Re funds withheld assets and DTA (Adjusted Common Shareholders’ Equity), by total common shares outstanding.

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

172 AIG | Third Quarter 2021 Form 10-Q

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

AIG | Third Quarter 2021 Form 10-Q 173

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

174 AIG | Third Quarter 2021 Form 10-Q

Acronyms

Acronyms

A&H Accident and Health Insurance	GMWB Guaranteed Minimum Withdrawal Benefits
ABS Asset-Backed Securities	ISDA International Swaps and Derivatives Association, Inc.
APTI Adjusted pre-tax income	Moody's Moody's Investors’ Service Inc.
AUM Assets Under Management	NAIC National Association of Insurance Commissioners
CDO Collateralized Debt Obligations	NM Not Meaningful
CDS Credit Default Swap	ORR Obligor Risk Ratings
CMA Capital Maintenance Agreement	OTC Over-the-Counter
CMBS Commercial Mortgage-Backed Securities	OTTI Other-Than-Temporary Impairment
EGPs Estimated Gross Profits	RMBS Residential Mortgage-Backed Securities
FASB Financial Accounting Standards Board	S&P Standard & Poor’s Financial Services LLC
FRBNY Federal Reserve Bank of New York	SEC Securities and Exchange Commission
GAAP Accounting Principles Generally Accepted in the United	URR Unearned Revenue Reserve
States of America	VIE Variable Interest Entity
GMDB Guaranteed Minimum Death Benefits

AIG | Third Quarter 2021 Form 10-Q 175

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3 | Quantitative and Qualitative Disclosures About Market Risk

Included in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management.

ITEM 4 | Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by American International Group, Inc. (AIG) management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021. Based on this evaluation, AIG’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that have occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

176 AIG | Third Quarter 2021 Form 10-Q

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

ITEM 2 | Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under the
Period	Repurchased	per Share	Announced Plans or Programs	Plans or Programs (in millions)
July 1 – 31	-	$-	-	$6,000
August 1 – 31	13,608,433	53.78	13,608,433	5,268
September 1 – 30	6,148,184 *	54.12	6,148,184	4,935
Total	19,756,617	$53.89	19,756,617	$4,935

* Includes 107,951 shares of AIG Common Stock purchased from certain Life and Retirement companies.

On August 3, 2021, our Board of Directors authorized a share repurchase authorization of AIG Common Stock of $6.0 billion (inclusive of the approximately $908 million remaining under the Board’s prior share repurchase authorization).

During the three-month period ended September 30, 2021, AIG Parent repurchased approximately 20 million shares of AIG Common Stock, par value $2.50 per share (AIG Common Stock) for an aggregate purchase price of $1.1 billion, including approximately $6 million of shares purchased from certain Life and Retirement companies.

As of September 30, 2021, approximately $4.9 billion remained under the authorization. From October 1, 2021 to November 4, 2021, we repurchased approximately 6 million shares of AIG Common Stock for an aggregate purchase price of approximately $368 million pursuant to an Exchange Act Rule 10b5-1 plan. Shares may be repurchased from time to time in the open market, private purchases, through forward, derivative, accelerated repurchase or automatic repurchase transactions or otherwise. Certain of our share repurchases have been and may from time to time be effected through Exchange Act Rule 10b5-1 repurchase plans. The timing of any future share repurchases will depend on market conditions, our business and strategic plans, financial condition, results of operations, liquidity and other factors. The repurchase of AIG Common Stock is also subject to the terms of AIG’s Series A 5.85% Non-Cumulative Preferred Stock (Series A Preferred Stock), pursuant to which AIG may not (other than in limited circumstances) purchase, redeem or otherwise acquire AIG Common Stock unless the full dividends for the latest completed dividend period on all outstanding shares of Series A Preferred Stock have been declared and paid or provided for.

ITEM 4 | Mine Safety Disclosures

Not applicable.

AIG | Third Quarter 2021 Form 10-Q 177

ITEM 6 | Exhibits

Exhibit Index

Exhibit Number	Description	Location
10	(1) Stock Purchase Agreement, dated as of July 14, 2021, between American International Group, Inc. and Argon Holdco LLC (an affiliate of The Blackstone Group, Inc.)	Incorporated by reference to Exhibit 10.3 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2021 (File No. 1-8787).
	(2) Purchase Agreement, dated as of July 14, 2021, between American International Group, Inc. and Aztec Holdco LLC (an affiliate of The Blackstone Group, Inc.)	Incorporated by reference to Exhibit 10.4 to AIG’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2021 (File No. 1-8787).
	(3) AIG Long Term Incentive Plan (as amended and restated September 2021*	Filed herewith.
	(4) AIG Long Term Incentive Plan Form of Award Agreement*	Filed herewith.
22	Guaranteed Securities	None.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 and (vi) the Notes to the Condensed Consolidated Financial Statements

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

178 AIG | Third Quarter 2021 Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/S/ MARK D. LYONS
Mark D. Lyons
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/ ELIAS F. HABAYEB
Elias F. Habayeb
Senior Vice President,
Chief Financial Officer, Life and Retirement and
Chief Accounting Officer, AIG
(Principal Accounting Officer)

Dated: November 5, 2021

AIG | Third Quarter 2021 Form 10-Q 179